Form 10-K
period 2002-12-31
CROWN HOLDINGS INC
filed 2003-03-31
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 0-50189
Crown Holdings, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 215-698-5100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
Guarantees of 6 3/4% Notes Due 2003	New York Stock Exchange
Guarantees of 6 3/4% Notes Due 2003	New York Stock Exchange
Guarantees of 7% Notes Due 2006	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes  X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

As of March 11, 2003, 164,890,215 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $760,143,891.

DOCUMENTS INCORPORATED BY REFERENCE

Notice of Annual Meeting and Proxy Statement dated March 21, 2003 is incorporated by Reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K Annual Report.

Crown Holdings, Inc.

2002 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1. BUSINESS

General

In connection with debt refinancing and a corporate reorganization in 2003, Crown Cork & Seal Company, Inc. formed a new public holding company named Crown Holdings, Inc. Crown Cork & Seal Company, Inc. (“Crown Cork”) is now a wholly-owned subsidiary of Crown Holdings, Inc. (the “Company” and the “Registrant”). The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods with 191 plants along with sales and service facilities throughout 44 countries and approximately 28,300 employees. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and a wide variety of metal and plastic caps, closures and dispensing systems. The Company believes that, based on the number of units sold, it is the largest global supplier of food and aerosol cans and metal vacuum closures and the third largest global supplier of beverage cans. In addition, the Company believes that it is one of the largest producers of plastic closures in the world and the largest rigid packaging company in Europe and in Asia, excluding Japan. The Company’s leadership position in these markets with premier global consumer products companies results from its commitment to be the technology leader within the industry and to provide its longstanding customers with value-added product offerings. The Company also believes that its global operations help mitigate the adverse effects of periodic, market-specific dislocations in specific countries or regions. Consolidated net sales in 2002 were $6.8 billion with 63% of 2002 net sales derived from operations outside the United States, of which approximately 74% of these non-U.S. revenues were derived from operations in Europe (excluding the Middle East and Africa). Approximately 47% of consolidated net sales were derived from the Americas segment, 48% from the Europe segment and 5% from the Asia-Pacific segment.

Crown Cork was founded in 1892 and is a Pennsylvania corporation.

Business and Financial Improvement Plan

The Company has implemented an extensive plan designed to improve operating performance and financial condition, redeploy capital to core product areas and improve its technological leadership and manufacturing efficiencies. Beginning in 1999, the Company experienced declining revenue and net income and increasing debt balances. This deterioration in performance was attributable to a variety of factors, including reduced product prices and currency exchange adjustments. As a consequence of senior management retirements and in response to these developments, the Company has appointed a new chief executive officer, adopted a new business strategy and completed the following actions:

•	Successfully instituted price increases across several product lines worldwide;

•	Successfully implemented a working capital reduction program;

•	Reduced outstanding unsecured notes by $315 million by exchanging such notes for shares of common stock;

•	Divested non-core assets, including 89.5% of the equity interests of Constar International Inc. ("Constar"), for proceeds of $661 million net of underwriting discounts and other expenses;

•	Increased focus on return on capital employed, reducing capital expenditures and improving operating efficiency;

•	Since 2000, closed 12 plants, downsized three others and reduced headcount; and

•	Suspended payment of dividends on common stock.

Crown Holdings, Inc.

Business Strengths

The Company’s principal strength lies in its ability to meet the changing needs of its global customer base with products and processes from a broad range of well-established packaging businesses. The Company believes that it is well-positioned within the packaging industry because of its:

•	Global leadership positions. The Company is a leading producer of beverage, food and aerosol cans and of closures in North America, Europe and Asia. The Company maintains its leadership through an extensive geographic presence, with 191 plants located throughout the world. Its large manufacturing base allows the Company to service its customers locally while achieving significant economies of scale. Specifically, the Company believes that:

–	The Company is the largest global supplier of food and aerosol cans and metal vacuum closures and the third largest global supplier of beverage cans, based on the number of units sold.

–	The Company is the largest rigid packaging company in Europe and Asia, excluding Japan.

–	The Company is one of the largest global producers of plastic closures for the beverage, personal care and household markets.

–	The Company is the largest global producer of metal vacuum closures.

•	Strong customer base. The Company provides packaging to many of the world’s leading consumer products companies. Major customers include Anheuser-Busch, Cadbury Schweppes, Coca-Cola, Cott Beverages, Heineken, Gillette, Mars, Nestlé, Pepsi-Cola, Procter & Gamble, S.C. Johnson, Scottish Courage and Unilever. These consumer products companies represent stable businesses that provide consumer staples such as soft drinks, alcoholic beverages, foods and household products, which are relatively resistant to cyclicality. In addition, the Company has long-standing relationships with many of its largest customers.

•	Broad and diversified product base. The Company produces a wide array of products differentiated by type, purpose, size, shape and benefit to customers. The Company is not dependent on any specific product market since no product in any one geographical region represents a substantial share of total revenues. The number and type of products that the Company sells continues to increase due to increasing customer specialization and technological advances made by the Company.

•	Improving business and industry fundamentals. The Company’s ability to initiate fundamental changes in its business, including price increases, cost reduction initiatives and working capital reductions, has improved its business outlook.

–	The Company implemented price increases at the beginning of 2002.

–	Pricing is expected to continue to have a favorable impact on the Company’s financial results beyond 2002 as customers with long-term contracts enter into new contracts with higher prices.

–	The Company is continually looking for opportunities to contain costs. For example, in the last two years, the Company has closed 12 plants and downsized three others.

–	As a result of the improving business fundamentals, free cash flow generation and asset sales, the Company paid down $1.3 billion of debt during 2002.

Crown Holdings, Inc.

•	Technological leadership resulting in superior new product and process development. The Company believes that it possesses the technology, processes and research, development and engineering capabilities to allow it to provide innovative and value-added packaging solutions to its customers, as well as to design cost-efficient manufacturing systems and materials. Recent innovations include:

–	The “SuperEnd™” for beverage cans, which requires less metal than existing ends, without any reduction in strength. The SuperEnd™also offers improved pourability, drinkability, ease-of-opening and appearance.

–	“Easy-open” low energy (“EOLE”™) full pull-out steel food can lids. This end has a tab which allows the end to be removed by hand with less strength than competing easy open food ends.

–	Patented composite (metal and plastic) closures as part of the Company’s “Combo/Ideal” line. This closure design provides optimal barrier performance and offers improved tamper-resistance while requiring less strength to open than standard closures. The Company supplies “Combo/Ideal” closures to customers including Abbott Laboratories, Treetop and Unilever.

–	High value-added shaped beverage cans, such as Heineken’s keg can.

–	The Company intends to selectively license its proprietary technologies and has recently licensed SuperEnd™ and can shaping technology to Amcor Limited in Australia and New Zealand and SuperEnd™ to Nampak Ltd. in South Africa.

•	Financially disciplined management team. The Company’s current executive leadership is focused on improving profit, increasing free cash flow, reducing debt levels and enhancing financial flexibility.

–	All levels of the Company’s management participated in the price increase and working capital reduction programs and are committed to maintaining prices at or above current levels and minimizing capital employed in their respective businesses.

–	The Company is prudent about its capital spending, pursuing projects that provide an adequate return. In place of high capital spending, the Company has made it a priority to maximize the usefulness of all assets currently employed.

Business Strategy

The Company’s principal strategic goals are to continue to improve its business operations and reduce debt in order to regain investment grade ratings on its debt securities, increase its financial flexibility and position itself for further growth. To achieve these goals, the Company has several key business strategies:

•	Grow in targeted markets. The Company plans to capitalize on its leading food, beverage and aerosol can positions, as well as its important and growing plastic closures businesses, by targeting geographic areas with strong growth potential. The Company believes that it is well-positioned to take advantage of the growth potential in Southern and Eastern Europe with numerous food and beverage can plants already established in those markets. In addition, as a leading packaging supplier to the Southeast Asian and Latin American markets, the Company will work to benefit from the anticipated strong growth in the consumption of consumer goods in these regions.

•	Increase margins through ongoing cost reductions. The Company plans to continue to reduce manufacturing costs and enhance efficiencies through investments in equipment and technology and improvements in productivity and material usage.

Crown Holdings, Inc.

–	The Company uses a common, company-wide management and execution system known as the World Class Performance process.

–	The process is designed to establish performance metrics that are consistent throughout the company, providing a common “language“ for all Company managers and employees.

–	Not only are the Company’s management and employees committed to the system, but through steering committees and employee teams, they are also key components of the system.

–	The Company has always focused on being an efficient low cost producer. This focus is system wide. It begins at the procurement process, continues through the manufacturing facilities and then throughout the company.

•	Maximize cash flow generation in order to reduce debt. The Company has implemented changes in its management of working capital, reduced capital expenditures by focusing on projects that provide an adequate return and established performance-based incentives to increase its free cash flow and operating income and reduce debt.

–	The Company has introduced the economic profit concept, which requires each business unit to meet targeted returns on the capital that it employs.

–	2002 bonuses for the Company managers were tied to the generation of free cash flow, particularly from working capital reduction targets and operating income improvement and 2003 bonuses are tied to economic profit.

–	The Company successfully implemented a working capital reduction program. The program continues to focus on collection of overdue accounts, reduction of inventory and renegotiation and shortening of accounts receivable payment terms.

–	Capital expenditures declined by 31.5% in 2002 compared to 2001. The Company will continue to focus its expenditures on projects that provide an adequate return. In place of high capital spending, the Company has made it a priority to maximize the usefulness of all assets currently employed.

–	In 2002, the Company divested non-core assets, including 89.5% of the equity interests of Constar, for proceeds of $661 million net of underwriting discounts and other expenses.

•	Leverage its technological leadership to serve the changing needs of the world’s leading consumer products companies. The Company intends to capitalize on the demand of its customers for higher value-added packaging products. By continuing the improvement of the physical attributes of its products, such as strength of materials and graphics, the Company plans to further improve its existing customer relationships, as well as attract new customers.

–	The Company recently introduced its “SuperEnd™” beverage can end. The SuperEnd™ requires 10% less metal than existing ends without any reduction in strength. The SuperEnd™ is more attractive to consumers than existing ends due to improved pourability, drinkability, ease-of-opening and appearance.

–	The Company will seek to capitalize on its successful introduction of higher value-added shaped beverage cans for beer marketers, such as Heineken’s keg can.

Crown Holdings, Inc.

–	The Company will seek to leverage its recently developed “family” of easy opening full pull out steel food can lids. These lids and the technology embodied in them are referred to as the EOLE™ family of lids.

–	The Company also hopes to capitalize on its patented composite (metal and plastic) closures, which are part of the “Combo/Ideal” line. These closures are gaining acceptance by customers for use on both plastic and glass containers. These closures provide optimal barrier performance and an excellent billboard for graphics. These closures feature improved tamper-resistance combined with greater ease of opening.

–	The Company intends to selectively license its proprietary technologies and has recently licensed SuperEnd™ and can shaping technology to Amcor Limited in Australia and New Zealand and SuperEnd™ to Nampak Ltd. in South Africa.

Business Segments

The Company’s business is organized on the basis of geographic regions with three reportable segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada and Central and South America. Europe includes Europe, Africa and the Middle East. Asia-Pacific includes China and Southeast Asia. Although the economic environments within each of these reportable segments are diverse, they are similar in the nature of their products, production and distribution processes and types and classes of customers.

Global marketers continue to demand the consolidation of their supplier base under long-term arrangements and to qualify those suppliers on the basis of their ability to provide service globally and to create innovative designs and technologies in a cost-effective manner. The Company believes it is well positioned to provide its global customers with value-added products given its technological leadership position within the packaging industry and its leading market positions within North America, Europe and Asia.

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities. These actions reflect the Company’s continued commitment to realign the manufacturing facilities within its operating segments with the intent to maintain its competitive position in its markets. The Company believes that its recent restructuring and capital investment programs have maintained a modern and efficient asset base.

Financial information concerning the Company’s operations in its three operating segments, Americas, Europe and Asia-Pacific, and within selected geographic areas is set forth in Part II herein on pages 18 and 19 under Net Sales and pages 20 and 21 under Segment Income within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and within Item 8 herein on pages 63 through 65 under Note V to the consolidated financial statements entitled Segment Information, which information is incorporated herein by reference.

Crown Holdings, Inc.

AMERICAS

For 2002, the Company’s Americas operating segment had net sales of $3.2 billion (approximately 47% of consolidated net sales) and segment income of $220 million. Approximately 78% of Americas segment sales are derived from within the United States. The Americas segment manufactures beverage, food and aerosol cans, specialty packaging, metal closures and caps, plastic closures and health and beauty care packaging.

Based on sales, the Company believes that it is one of the top four producers of aluminum beverage cans, food cans, and aerosol cans in the Americas. Sales dollars for aluminum beverage cans and ends in 2002 decreased from 2001 primarily due to lower sales unit volumes. The Company has also redeployed excess beverage can capacity in North America to emerging markets, and to a lesser extent, retrofitted to produce two-piece food cans.

Sales for food cans and ends in 2002 decreased from 2001 due primarily to reduced sales unit volumes.

The Company in North America has entered into contracts with its suppliers of aluminum can and end sheet that, by formula, guarantee prices for a period of six months. This pricing structure is directly tied to a rolling average of the prior six months market price of aluminum on the LME. Further, ceiling prices have been established under these contracts which set maximum prices that the Company would pay for aluminum. In the future, there can be no assurance that the Company will be able to recover fully any increases or fluctuations in metal prices from its customers.

At December 31, 2002, the Company operated 71 plants and employed approximately 8,000 persons in the Americas. During 2002, the Company divested its U.S. fragrance pumps business and sold 89.5% of the equity interests of Constar in an intial public offering. These divested operations accounted for approximately $500 million of segment net sales in 2002 and approximately $600 million of segment net sales in 2001. Prior to disposal, the divested operations included 15 plants and employed approximately 2,000 persons. There were also additional relatively minor divestitures in 2002 and at the end of 2001 which accounted for $22 million of net sales in 2001.

EUROPE

The European segment had net sales of approximately $3.2 billion (approximately 48% of consolidated net sales) in 2002 and segment income of $301 million. Net sales in the United Kingdom of $842 million and France of $652 million represented approximately 26% and 20%, respectively, of segment net sales. The European segment manufactures beverage, food and aerosol cans, specialty packaging, metal closures and caps, HDPE (high density polyethylene) containers, plastic closures, health and beauty care packaging and canmaking equipment.

Based on sales, the Company believes that it is one of three leading producers of steel and aluminum food cans, beverage cans, and aerosol cans in Europe. Sales for steel and aluminum food cans and ends were relatively unchanged from 2001 as the impact from lower sales unit volumes in certain regions was recovered by overall higher selling prices.

At December 31, 2002, the Company operated 102 plants and employed approximately 17,000 persons throughout the European segment. During 2002 the Company divested its European pharmaceutical packaging business, its beverage can operations in Central and East Africa and its Constar beverage plastics business. These divested operations accounted for approximately $200 million of segment net sales in 2002 and approximately $300 million in 2001. These operations included 13 plants and employed approximately 2,000 persons at December 31, 2001.

Crown Holdings, Inc.

ASIA-PACIFIC

The Asia-Pacific segment had net sales of $330 million (approximately 5% of consolidated net sales in 2002) and segment income of $30 million. While below reportable segment thresholds, the Company has defined Asia-Pacific as a reportable segment as this segment is a separate operating division within the Company. The Company reviews results of operations and allocates resources to Asia-Pacific separately from its other operating divisions. The Asia-Pacific segment manufactures beverage, food and aerosol cans, plastic closures and metal caps.

During 2002, five customers, combined, accounted for approximately 36% of segment net sales, but no one customer accounted for more than 10% of segment net sales.

At December 31, 2002, the Company operated 18 plants and employed approximately 2,000 persons throughout the Asia-Pacific segment.

Product Overview

        Beverage Cans

The Company believes that it is the third largest producer of beverage cans in the world and manufactures approximately one out of every five beverage cans used in the world, based upon internal estimates and third party research, amounting to more than 36 billion recyclable beverage cans produced annually in 40 plants worldwide. The Company supplies beverage cans and many other packaging products to a wide variety of beverage and beer companies, including Coca-Cola, Pepsi-Cola, Cadbury Schweppes, Cott Beverages, Heineken, Scottish Courage and Anheuser-Busch.

The beverage market is dynamic and highly competitive, with each packaging manufacturer striving to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled it to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends, plastic closures and metal bottle caps. Recent innovations include the “SuperEnd™” beverage can end and shaped beverage cans.

Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and in the past has redeployed excess beverage can capacity in North America to emerging markets, and to a lesser extent, retrofitted such excess capacity to produce two-piece steel food cans. Further, the Company continues to reduce can and end diameter, lighten its cans, reduce non-metal costs and restructure production processes.

The Company’s beverage business has been built around local, regional and global markets, which has served to develop its understanding of global consumer expectations. The Company believes that this understanding makes it a leading choice both for the global beverage producer seeking to achieve consistent high standards, and for the local producer seeking to benefit from the resources of a large supplier.

        Food Cans

The Company believes that it produces approximately one out of every three food cans manufactured in the combined North American and European markets and that it is the largest manufacturer of metal packaging for food products in the world, based upon internal estimates and third party research. The Company produces over 20 billion metal food containers annually in 70 can plants around the world. The Company manufactures a variety of food cans, including two-and three-piece cans in steel and aluminum in numerous shapes and sizes and sells food cans to food marketers such as Bonduelle, Heinz, Hillsdown, Mars, Menu Foods, and Nestlé. Technologies used to produce these cans include three-piece welded, two-piece drawn and wall-ironed, and two-piece drawn and redrawn. The Company believes its technological leadership within the industry allows it to develop value-added products for its global customers. The Company recently introduced its “easy-open” low energy food end (“EOLE”™) to North America, a technological innovation by the Company

Crown Holdings, Inc.

in Europe, which it expects to be well-received by its North American customers. The Company’s commitment to innovation has led to major developments in packaging materials, surface finishes, can shaping, lithography, sealing and opening techniques and environmental performance. The Company manufactures conventional and easy-open ends for a variety of heat-processed and dry food products including fruits and vegetables, meat and seafood, soups, ready-made meals, infant formula, coffee and pet food. In addition, the Company supplies a full range of coil shearing, specialty coating, advanced printing and decoration services.

The Company combines food can quality and variety with customer service from a worldwide network of plants and also exports food cans and components to countries lacking manufacturing facilities. Plants are strategically located near markets served, and the Company believes its plants are among the most efficient facilities in the can-making business. The Company believes that its broad geographic presence, state-of-the-art technology and high level of customer service make it a preferred supplier of metal packaging to many global food marketing companies, regional food packers and family-owned businesses.

        Aerosol Cans

The Company believes that it is the largest manufacturer of aerosol cans in the world, producing approximately 2.4 billion cans annually from 13 manufacturing sites. The Company believes that it has the leading market share position in Europe and the second largest position in the U.S. The Company serves its multinational and local customer base with operations located in Canada, Mexico, Argentina and Thailand. Customers include manufacturers of personal care, food, household and industrial products, including CCL Industries, Colgate Palmolive, Gillette, S.C. Johnson and Unilever. The aerosol can business, while highly competitive, is marked by its high value-added service to customers. Such value-added services include the ability to manufacture multiple sizes (height and width), the design of customer labels and multiple color schemes, among others.

        Plastic Closures

The Company believes that it is a global leader in plastic closure design, production and application, serving customers from manufacturing plants and licensees in 30 countries. It offers a variety of choices in plastic closures for the beverage, food (wet and dry), health and beauty care, household and industrial markets. The Company manufactures plastic closures for many types of beverage containers, offering multiple products for markets including soft drinks, mineral water and wines and spirits. The Company manufactures plastic beverage closures for consumer products marketers such as Coca-Cola, Danone, Diageo UDV, Nestlé and Pepsi-Cola. The Company manufactures plastic closures for non-beverage products for customers including Colgate Palmolive, Henkel, Procter & Gamble and Unilever.

        Specialty Packaging

The Company believes that it is one of the world’s leading manufacturers of specialty packaging for consumer and industrial products. The Company’s specialty packaging business is located primarily in Europe and serves many major European and multinational companies. The Company believes that its specialty packaging business has the widest range of products available to the market. The Company produces numerous different specialty containers, from hundreds of footprints, with many lid and closure variations. The Company’s specialty packaging customers include Akzo Nobel, American Home Products, Nestlé, Philip Morris (Kraft), Teisseire and United Biscuits.

The Company believes that it is able to set industry standards due, in part, to its experience in producing packaging that protects, enhances, innovates and promotes customer products. Its specialty packaging business has won numerous design awards, both in national and international forums, recognizing the quality and uniqueness of its products. In the consumer market, the Company manufactures a wide variety of tinplate containers for cookies and cakes, tea and coffee, confectionery, giftware, personal care, tobacco, wines and spirits, as well as non-processed food products. In the industrial market, the Company manufactures tinplate containers for paints and inks, do-it-yourself products, and chemical, automotive and household products. Utilizing a wide product range, well-equipped graphics studios and state-of-the-art manufacturing facilities, the Company develops high-quality, innovative packaging products that it believes meet or exceed customers’ requirements.

Crown Holdings, Inc.

        Metal Closures

As an early pioneer in the metal closure business, the Company offers a wide variety of closures and sealing equipment solutions. For decades, it has provided innovative products and services to leading food and beverage marketers. Today, customers such as Abbott Laboratories, Heinz, Nestlé, Novartis and Unilever are served from a network of state-of-the-art metal closure plants around the world. The Company supplies total packaging solutions, including closures, capping systems and services while working closely with customers, retailers and glass manufacturers to develop innovative closure solutions and meet customer requirements. Its metal closure plants benefit from extensive technical expertise, state-of-the-art research and development capabilities and world-class manufacturing processes.

The Company strives to continuously improve its metal closure design and printing technology to better support customers’ marketing programs and promotional activities. The Company offers expertise in closure design and decoration, ranging from high quality printing of the closure, in up to nine colors, to inside-the-cap printing, which opens up new promotional possibilities.

        Health and Beauty Care

The Company believes that it is a leading producer of packaging for lipsticks, eye care products and fragrance closures. It services the world’s leading cosmetics and beauty care companies. The Company offers the advantages of a global, single-source packaging partner. Its innovative design and engineering coupled with advanced manufacturing and decorating capabilities allow it to meet the high quality standards and the demanding deadlines of its customers globally. The Company’s health and beauty customers include Avon, Elizabeth Arden, Estée Lauder, L’Oreal and Procter & Gamble.

The Company works with clients as a global partner through its advanced engineering capability. It has developed new packaging technology for the cosmetic and beauty care product industry, including:

•	ColorTouch® lipstick mechanism and full-size airtight lipstick containers;
•	custom-profile brushes;
•	custom finishes including metallic and hot stampable lacquers; and
•	crystal clear thick-walled parts using resin or Surlyn®.

Customers

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged products in the world. Consolidation trends among beverage and food marketers has led to a highly concentrated customer base. The Company’s top ten global customers represented less than 25% of its 2002 net sales. In each of the years in the period 2000 through 2002, no one customer of U.C. the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment. Major customers include such companies as Anheuser-Busch, Cadbury Schweppes, Coca-Cola (“Coke”), Cott Beverages, Gillette, Heineken, Mars, Nestle, Pepsi-Cola (“Pepsi”), Proctor & Gamble, Scottish Courage, S.C. Johnson and Unilever, along with other leading companies that manufacture and market a variety of consumer products. In addition to sales to Coke and Pepsi, the Company also supplies independent licensees of Coke and Pepsi.

Crown Holdings, Inc.

Competition

Most of the Company’s products are sold in highly competitive markets, primarily based on price, service, quality, and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers who manufacture containers for their own use and for sale to others. The Company’s multinational competitors include, but are not limited to, Alcoa Inc., Amcor Limited, AptarGroup, Inc., Ball Corporation, Impress Holdings B.V., Metal Container Corporation, Owens-Illinois Inc., Rexam Plc, Silgan Holdings Inc., and U.S. Can Corporation.

Sales and Distribution

As of December 31, 2002, the Company’s products were manufactured in 44 plants within the United States and 147 plants outside the U.S. The Company markets and sells products to customers through its own sales and marketing staff located centrally within each operating segment. Regional sales personnel support the segments sales staffs. The majority of the Company’s sales are to companies that have leading market positions in the packaged food, beverage, aerosol, health and beauty and specialty packaging businesses. Contracts with global suppliers are centrally negotiated, although products are ordered through and distributed directly by each plant. Facilities are generally located in proximity to major customers. The Company maintains continuous contact with customers in order to develop new business and to extend the terms of its existing contracts. The Company strives to be responsive to its customers quality, innovation and promotional requirements.

As is the practice in the packaging industry, most customers provide the Company with quarterly or annual estimates of product requirements along with related quantities pursuant to which periodic commitments are given. Such estimates assist the Company in managing production and controlling working capital requirements. The Company schedules its production to meet customer requirements. Because the production time for the Company’s products is short, any backlog of customer orders in relation to overall sales is immaterial.

Research and Development

The Company’s principal Research, Development & Engineering (“RD&E”) centers are located in Alsip, Illinois and Wantage, England. The Company uses its RD&E capabilities to (i) promote development of value-added packaging systems, (ii) design cost-efficient manufacturing systems and materials that also provide continuous quality improvement, (iii) support technical needs in customer and vendor relationships, and (iv) provide engineering services for the Company’s worldwide packaging activities. These capabilities allow the Company to identify market opportunities by working directly with customers to develop new products, such as the creation of new packaging shapes.

The Company expended $43 million in 2002, $40 million in 2001 and $41 million in 2000 on RD&E activities. These activities are expected to improve and expand the Company’s product lines in the future. Expenditures were also made to improve manufacturing efficiencies and reduce unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties, such as material strength. The costs incurred were associated with a number of products in varying stages of development.

Crown Holdings, Inc.

Materials and Suppliers

The raw materials used in the manufacture of the Company’s products are primarily aluminum and tinplate for metals packaging, and various types of resins, which are petrochemical derivatives, for plastics packaging. The prices of certain of these raw materials, such as aluminum and resin, have historically been subject to volatility. Each of these materials, as well as the other raw materials that the Company uses to manufacture its products have historically been available in adequate supply from multiple sources. For certain raw materials, however, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Generally, the Company’s principal raw materials are obtained from the major suppliers in the countries within which it operates plants. Some plants in developing countries, which do not have local mills, obtain their raw materials from nearby, more-developed countries. In 2002, consumption of tinplate, aluminum and resin represented 23.0%, 22.6%, and 6.1%, respectively, of consolidated cost of products sold. The Company has secured what it considers adequate supplies of raw materials. For instance, in North America, the Company has entered into contracts with its suppliers of aluminum can and end sheet that, by formula, guarantee prices for a period of six months. This pricing structure is directly tied to a rolling average of the prior six months market price of aluminum ingot on the London Metal Exchange. Further, ceiling prices have been established under these contracts that set maximum prices that the Company would pay for aluminum. However, there can be no assurance that sufficient quantities will be available in the future. In addition, the Company may be subject to adverse price fluctuations when purchasing its raw materials. There can be no assurance that it will be able to recover fully any increases in raw material costs from its customers. The price of steel has been historically more stable and has not been subject to the same volatility as aluminum and resin. In response to the variability of aluminum and resin prices, ongoing productivity and cost reduction efforts in recent years have focused on improving raw material cost management as a key component.

The Company’s manufacturing facilities are dependent, in varying degrees, upon the availability of processed energy, such as natural gas and electricity. Certain of these energy sources may become difficult or impossible to obtain on acceptable terms due to external factors, and the Company cannot predict the effects, if any, of such occurrences on its future operations.

Seasonality

Food packaging products accounted for approximately $2 billion or approximately 29% of 2002 consolidated net sales. The food can business is somewhat seasonal with the first quarter tending to be the slowest period as the autumn packing period ends and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables are harvested. Weather represents a substantial uncertainty in the food can industry and is a major factor in determining the outcome of food can demand in any given year.

The Company’s metal and plastic beverage operations are predominantly located in the Northern Hemisphere. Generally, beverage products are consumed in greater amounts during warmer months of the year. Consequently, sales and earnings have generally been higher in the second and third quarters of the calendar year.

The Company’s other businesses include aerosol, specialty and health and beauty care packaging, canmaking equipment and various other products which tend not to be significantly affected by seasonal variations.

Crown Holdings, Inc.

Environmental Matters

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry. Anticipated future restrictions in some jurisdictions on the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process modifications. The Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. While the Company does not believe that any of the foregoing matters are likely to have a material effect, there can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Further discussion of the Company’s environmental matters is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report on pages 28 and 29 under the caption Environmental Matters, which is incorporated herein by reference.

Working Capital

During 2000, through several downgrades in credit ratings from Moody’s Investor Services and Standard & Poors Ratings Service, the Company’s ability to access the commercial paper market was eliminated and funding of working capital was then primarily provided by the Company’s multicurrency revolving credit facility. The credit facility, as amended and restated, matures in December 2003. Further information relating to the Company’s liquidity and capital resources is set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on pages 25 through 27 under the caption Liquidity and Capital Resources and within Item 8 herein on pages 53 and 54 under Note P to the consolidated financial statements entitled Debt and on pages 54 and 55 under Note Q to the consolidated financial statements entitled Debt Refinancing, which is incorporated herein by reference.

Collection and payment periods tend to be longer for the Company’s operations located outside the U.S. due to local business practices. In general, the working capital practices followed by the Company are typical of the businesses in which it operates.

Employees

At December 31, 2002, the Company employed approximately 28,300 people. Collective bargaining agreements with varying terms and expiration dates cover a significant number of the Company’s employees.

Relationship With Constar

In the fourth quarter of 2002, the Company completed the sale of an aggregate of 10,745,000 shares of common stock of Constar in an underwritten initial public offering. The Company sold 10,500,000 shares of Constar in the initial closing on November 20, 2002 and sold an additional 245,000 shares pursuant to the exercise of the underwriters’ over-allotment option on December 11, 2002. Following completion of the offering, the Company owned 1,255,000 shares of Constar common stock, representing approximately 10.5% of the outstanding shares. Total proceeds net of underwriting discounts from the Company’s sale of Constar shares were approximately $120 million. Constar used the proceeds of its concurrent senior subordinated notes offering and initial borrowings under its senior secured credit facility to repay its $350 million note to the Company. The Company applied the proceeds from these transactions, net of expenses, to reduce its outstanding indebtedness by approximately $460 million. Set forth below are descriptions of certain agreements and relationships that the Company entered into with Constar in connection with the Constar initial public offering. These descriptions do not purport to be complete and are qualified in their entirety by reference to the full text of these agreements.

Crown Holdings, Inc.

        Non-Competition Agreement

The Company and Constar entered into a non-competition agreement pursuant to which the parties will agree to matters relating to certain similar business activities that are carried on by both the Company and Constar. Under this agreement, the Company agreed that, during the five-year period following the date of the completion of the Constar initial public offering, so long as Constar or any of its affiliates continues to operate in the PET bottle and preform business, it will not, subject to certain exceptions, engage in, or acquire any ownership interest in any entity that engages in, the PET bottle and preform business in certain countries, including the United States and many European Union countries. In addition, the Company agreed that, during the five-year period following the date of the completion of the Constar initial public offering, so long as Constar or any of its affiliates continues to produce and distribute extrusion blow molded bottles, it will not, subject to certain exceptions, engage in, or acquire any ownership interest in any entity that engages in, the production and sale of any extrusion blow molded bottles, except cosmetics and fragrances, in the United States. In turn, Constar agreed that, during the five-year period following the date of the completion of the Constar initial public offering, so long as the Company continues to operate in the plastic closures business, neither Constar nor any of its affiliates will, subject to certain limited exceptions, engage in, or acquire any ownership interest in any entity that engages in, the plastic closures business.

        Pension Plan

In connection with the Constar initial public offering, Constar assumed sponsorship of and liability for the Company’s pension plan which covered all active and former hourly employees and certain former salaried employees of Constar. Under certain circumstances, the Company may be liable to the PBGC for any underfunding of the Constar pension plan if the plan were to terminate within five years of the Constar initial public offering.

        Other Agreements

The Company and Constar entered into a number of other agreements providing for, among other things, allocation of benefits obligations, transition services, supply arrangements, research and development services, certain licensing arrangements, technical services and tax sharing and indemnification.

Available Information

The Company’s internet web site address is www.crowncork.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by the Company with the Securities and Exchange Commission pursuant to sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through the Company’s web site as soon as reasonably practicable after the documents are filed with, or otherwise furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

As of December 31, 2002, Crown Holdings, Inc. and its worldwide-consolidated subsidiaries operated 191 manufacturing facilities. Within the United States there are 44 manufacturing facilities. The Company has three operating segments, defined geographically, within which it manufactures and markets its products. During 2002, as indicated in the Americas and European operating segment discussions above, 17 facilites were eliminated by the divestiture of Constar’s beverage plastics business in the U.S. and Europe.

Crown Holdings, Inc.

The geographic breakdown of the Company’s manufacturing facilities is as follows:

Geographic Area*	Americas	Europe	Asia-Pacific	No. of Plants	No. Leased

United States	44			44	12
Canada	11			11
Central America	8			8	3
South America	8			8	1
United Kingdom		19		19	2
France		20		20	7
Other Europe		55		55	11
Africa		5		5	1
Middle East		3		3	1
Asia-Pacific			18	18	7

Worldwide Total	71	102	18	191	45

* Excluded are productive facilities in unconsolidated joint ventures as well as service or support facilities.

The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from plant to plant. Warehouse and delivery facilities are generally provided at each of the manufacturing locations, although the Company does lease outside warehouses.

Utilization of any particular facility varies based upon demand for the product. While it is not possible to measure with any degree of certainty or uniformity the productive capacity of these facilities, management believes that, if necessary, production can be increased at existing facilities through the addition of personnel, capital equipment and, in some facilities, square footage available for production. In addition, the Company may from time to time acquire additional facilities and/or dispose of existing facilities.

In the design of each new facility, the Company’s engineers are instructed to pay particular attention to the safety of operations, abatement of pollution, incorporation of the Company’s research activities and the quality of the product to be manufactured at such facility.

In addition to the manufacturing facilities in the operating segments, the Company has various support facilities. Such facilities include machine shop operations, plant operations dedicated to printing for cans and crowns, coil shearing, and coil coating and RD&E operations.

The Company maintains research facilities in Alsip, Illinois and in Wantage, England and its corporate headquarters in Philadelphia, Pennsylvania. These facilities are owned by the Company.

The Company is involved in plastic container recycling in the United States.

Crown Holdings, Inc.

ITEM 3. LEGAL PROCEEDINGS

The Company is one of many defendants in a substantial number of lawsuits filed by persons alleging bodily injury as a result of exposure to asbestos. This litigation arose from the insulation operations of a U.S. company, the majority of whose stock the Company purchased in 1963. Approximately ninety days after the stock purchase, this U. S. company sold its insulation operations and was later merged into the Company.

Over the past five years, the Company has provided $624 million to increase its accrual for probable and estimable costs related to asbestos. At December 31, 2002, the accrual for asbestos was $263 million. This accrual is related to the liability for pending and future claims that are probable and estimable.

The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites.

On March 19, 2003, the European Commission informed the Company that it is in the process of issuing a Statement of Objections alleging that certain of the Company’s European subsidiaries engaged in commercial practices that violated European competition law.

Further information on these matters and other legal proceedings is presented in this Report in Part II, within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings Provision for Asbestos on pages 21 and 22 and Environmental Matters on pages 28 and 29 and within Item 8 of this Report on pages 46 through 49 under Note K to the consolidated financial statements entitled Commitments and Contingent Liabilities, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in a table found in Part III, Item 10, “Directors and Executive Officers of the Registrant” of this Report on page 78, which table is incorporated herein by reference.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is listed on the New York Stock Exchange. On March 11, 2003, there were 5,553 registered shareholders of the Registrant’s common stock. The market price of the Registrant’s common stock at December 31, 2002 is set forth in Part II, Item 8 of this Report on pages 74 and 75 under Quarterly Data (unaudited), which information is incorporated herein by reference. The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Common Stock and Other Shareholders’ Equity appearing on pages 29 and 30 of this Report and Item 8 of this Report on page 51 under Note N to the consolidated financial statements entitled Capital Stock, which is incorporated herein by reference. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in Part III, Item 12 of this report on pages 77 and 78, which information is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 6. SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2002	2001	2000	1999	1998

Summary of Operations
Net sales	$6,792	$7,187	$7,289	$7,998	$8,568

Cost of products sold (excluding depreciation	5,619	6,063	5,982	6,326	6,795
and amortization)
Depreciation and amortization	375	499	495	522	533
Selling and administrative expense	317	310	314	348	379
% to net sales	4.7%	4.3%	4.3%	4.4%	4.4%
Provision for asbestos	30	51	255	163	125
Provision for restructuring	19	48	52	(7)	179
Provision for asset impairments and loss/(gain) on
sale of assets	247	213	27	(18)
Gain from early extinguishments of debt	(28)
Interest expense, net of interest income	331	437	373	342	363
Translation and exchange adjustments	27	10	8	13	14

Income/(loss) before income taxes, minority
interest and cumulative effect of a
change in accounting	(145)	(444)	(217)	309	180
% to net sales	(2.1)%	(6.2)%	(3.0)%	3.9%	2.1%
Provision/(benefit) for income taxes	30	528	(58)	105	74
Minority interests, net of equity earnings	(16)	(4)	(15)	(23)	(1)

Income/(loss) before cumulative effect of a
change in accounting	(191)	(976)	(174)	181	105
% to net sales	(2.8)%	(13.6)%	(2.4)%	2.3%	1.2%
Cumulative effect of a change in accounting (1)	(1,014)	4

Net income/(loss) (2)	(1,205)	(972)	(174)	181	105
Preferred stock dividends			2	15	17

Net income/(loss) available to common
shareholders (2)	($1,205)	($972)	($176)	$166	$88

Financial Position at December 31
Working capital	($246)	($84)	$652	($573)	($1,542)
Total assets	7,505	9,620	11,159	11,545	12,469
Total debt (net of cash and cash equivalents)	3,691	4,864	4,967	4,837	5,370
Total debt to total capitalization*	97.1%	82.9%	68.3%	60.3%	62.3%
Minority interests	196	201	195	295	280
Shareholders' equity/(deficit)	(87)	804	2,109	2,891	2,975

Crown Holdings, Inc.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (Continued)

(in millions, except per share, ratios and other statistics)	2002	2001	2000	1999	1998

Common Share Data (dollars per share)
Earnings/(loss) per average common share
Basic and diluted
- before cumulative effect of a
change in accounting	($1.33)	($7.77)	($1.40)	$1.36	$.71
- after cumulative effect of a
change in accounting	(8.38)	(7.74)	(1.40)	1.36	.71
Cash dividends			1.00	1.00	1.00
Market price on December 31	7.95	2.54	7.44	22.38	30.81
Book value (based on year-end
outstanding shares plus assumed
conversion of preference shares)	(.55)	6.40	16.79	22.46	22.89
Number of shares outstanding at year-end	159.4	125.7	125.6	121.1	122.3
Average shares outstanding
Basic	143.8	125.6	125.7	122.2	124.4
Diluted	143.8	125.6	126.8	129.8	132.9
Shareholders on record at December 31	5,579	5,552	5,528	5,254	5,644

Other
Capital expenditures	$115	$168	$262	$280	$487
Number of employees	28,319	33,046	34,618	35,959	38,459
Actual preferred shares outstanding				8.3	8.4

Notes:

*	Total capitalization includes total debt (net of cash and cash equivalents), minority interests and shareholders’equity.
**	Financial information concerning the Company's divested operations in 2002 and 2001 is set forth in Part I herein on page 6 under Business Segments within Item 1, Business, Part II herein on page 23 under Provision for Asset Impairments and Loss/Gain on Sale of Assets within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and within Item 8 herein on page 50 under Note M to the consolidated financial statements entitled Asset Impairments and Loss/Gain in Sale of Assets, which information is incorporated herein by reference.
(1)	Transition adjustments from the adoption by the Company of FAS 142 in 2002 and FAS 133 in 2001.
(2)	Amounts for 2002, 2001, 2000, 1999 and 1998 included after-tax adjustments for restructuring actions, $15; $46; $37; ($5) and $127, respectively. Also included in reported net income/(loss) were (i) a tax charge in 2001 of $452 or $3.60 per share, (ii) after-tax adjustments for provision for asset impairments and loss/(gain) on sale of assets of $258 or $1.79 per share in 2002; $208 or $1.66 per share in 2001; $18 or $.14 per share in 2000 and ($10) or ($.08) per share in 1999, (iii) after-tax charges for asbestos, $30 or $.21 per share in 2002; $51 or $.41 per share in 2001; $166 or $1.32 per share in 2000; $106 or $.87 per basic share and $.82 per diluted share in 1999 and $78 or $.63 per basic share and $.59 per diluted share in 1998, (iv) an after-tax charge for a bad debt provision of $36 or $.28 per share in 2000, (v) an after-tax gain of $28 or $.19 per share in 2002 from the early extinguishment of debt and (vi) a transition charge of $1,014 or $7.05 per share in 2002 and a transition credit of $4 or $.03 per share in 2001.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the “Company”) during the three-year period ended December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements included in this annual report.

Financial results (operating income, net income and loss per share) for 2002, 2001, and 2000 were impacted by charges for asbestos, restructuring, asset impairments and loss/gain on sale of assets, a gain from the early extinguishment of debt, various tax adjustments and the cumulative effect of changes in accounting.

Upon adoption of FAS 142 in 2002 and FAS 133 in 2001, the Company recorded transition adjustments for the cumulative effect of a change in accounting of $1,014 ($7.05 per share) in 2002 and a credit of $4 ($.03 per share) in 2001. Further information concerning these adjustments is provided in Notes A and B to the consolidated financial statements.

RESULTS OF OPERATIONS

The Company is organized on the basis of geographic regions with three reportable operating segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada and South and Central America. Europe includes Europe, Africa and the Middle East. Although the economic environments within each operating segment are quite diverse, they are similar in the nature of their products, the production processes, the types and classes of customers for products and the methods used to distribute products. Asia-Pacific, although below reportable segment thresholds, has been designated as a reportable segment because considerable review is made of this region for the allocation of resources. Each segment is an operating division within the Company with a President who reports directly to the Chief Executive Officer of the Company. “Corporate” includes Corporate Technology and headquarters costs.

The Company evaluates performance and allocates resources based on segment income as defined in Note V to the consolidated financial statements. The accounting policies for each reportable segment are the same as those described in Note A to the consolidated financial statements.

NET SALES

Net sales during 2002 were $6,792, a decrease of $395 or 5.5% versus 2001 net sales of $7,187. Sales for 2001 decreased $102 or 1.4% from net sales of $7,289 in 2000. Excluding the favorable impact of foreign currency translation of $108 and the unfavorable impact of divested operations of $221, net sales would have decreased by $282 or 3.9% compared to the prior year. Sales for 2001 were unfavorably impacted by foreign currency translation of $147 compared to 2000. Sales from U.S. operations decreased by 12.8% and 2.8% in 2002 and 2001, respectively. Sales from non-U.S. operations decreased by .6% and .4% in 2002 and 2001, respectively. As a percentage of net sales, net sales in the U.S. accounted for 37.2% of consolidated net sales in 2002, 40.3% in 2001 and 40.9% in 2000. Sales of beverage cans and ends accounted for 34.0% of net sales in 2002 compared to 32.7% in 2001 and 32.1% in 2000. Sales of food cans and ends accounted for 28.6% of net sales in 2002 and 2001 and 29.3% in 2000.

Crown Holdings, Inc.

	Net Sales			% Increase/(Decrease)

DIVISION	2002	2001	2000	2002/2001	2001/2000

Americas	$3,227	$3,666	$3,742	(12.0)	(2.0)
Europe	3,235	3,200	3,239	1.1	(1.2)
Asia-Pacific	330	321	308	2.8	4.2
Corporate

	$6,792	$7,187	$7,289	(5.5)	(1.4)

Excluding unfavorable currency translation of $41 and divested operations of $122, net sales in the Americas division decreased in 2002 by $276 or 7.5% compared to the prior year. This decrease in net sales was primarily due to (i) lower sales unit volumes across most product lines, (ii) the pass-through of lower raw material costs and (iii) lower sales in Argentina and Brazil due to the economic turmoil in those countries; partially offset by increased selling prices primarily for North American beverage, food and aerosol cans. U.S. net sales accounted for 77.8% of division net sales in 2002, 78.6% in 2001 and 79.7% in 2000.

Excluding unfavorable currency translation of $21, Americas division net sales in 2001 decreased by $55 or 1.5% compared to the same period in 2000. The decrease was primarily due to (i) lower selling prices for beverage cans and (ii) a 4.0% decrease in food can volumes in North America due to generally lower market demand for food cans and the bankruptcy of a large food can customer in 2000; partially offset by (i) a 2.6% increase in beverage can unit volumes and (ii) increased sales unit volumes of PET beverage bottles, custom PET bottles and plastic beverage and specialty closures.

Excluding favorable currency translation of $146 and divested operations of $99, net sales in the European division decreased by $12 in 2002 or .4% compared to a year earlier. The marginal decline in sales was primarily due to sales unit volume decreases of crowns from the elimination of production in Belgium and the pass-through of lower raw material costs in the plastic businesses partially offset by increased selling prices across many product lines.

Excluding the unfavorable impact of foreign currency translation of $112, European division net sales increased $73 or 2.3% in 2001 over 2000. The increase was primarily due to sales unit volume increases of (i) beverage cans in Spain, (ii) food cans in Greece, Central and Eastern Europe and Africa, (iii) PET preforms and bottles in the U.K. and (iv) health and beauty care packaging and plastic closures throughout the division. These volume gains were partially offset by lower sales unit volumes of (i) food cans in France and (ii) beverage cans in the Middle East. Selling prices for beverage and food cans in the U.K. decreased due in part to the strength of the sterling versus the euro.

The increase in net sales for the Asia-Pacific division in 2002 over 2001 was primarily due to increased sales unit volumes for beverage cans in Southeast Asia and plastic closures across most operations and favorable foreign currency translation of $3; partially offset by lower selling prices across most product lines.

The increase in Asia-Pacific division net sales in 2001 over 2000 was due to increased beverage can unit volume in Southeast Asia and food can and plastic beverage closure volumes throughout the division; partially offset by $14 of unfavorable currency translation.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold, excluding depreciation and amortization, was $5,619, a decrease of 7.3% from $6,063 in 2001 which was 1.4% higher than 2000. The decrease in 2002 was primarily due to lower sales unit volumes across many product lines, lower raw material costs, divested businesses and improved operating performance; partially offset by the impact of currency translation. Included in cost of products sold for 2002 was a provision of $13 to provide for uncertainty regarding the ultimate collectibility of receivables from a European customer. The increase in 2001 was primarily due to increased sales unit volumes across many product lines and unfavorable production variances as the Company reduced inventories as part of its working capital reduction initiative. As a percentage of net sales, cost of products sold was 82.7% in 2002 as compared to 84.4% in 2001 and 82.1% in 2000. The decrease as a percentage of net sales in 2002 was

Crown Holdings, Inc.

primarily due to increased selling prices in the North American operations, improved operating performance, continued cost reduction efforts and lower raw material costs; partially offset by increased pension costs and the pass-through of lower raw material costs to customers, primarily in the plastics businesses. Pension expense included in cost of sales was $27 in 2002 compared to income of $46 in 2001. The increased percentage in 2001 was due to reduced selling prices across most product lines and unfavorable production variances as the Company reduced working capital levels.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense for 2002 was $317, an increase of 2.3% above the 2001 expense of $310, following a decrease of 1.3% from expense of $314 in 2000. The increase in 2002 was due to costs related to the Constar offering and the Company’s debt refinancing activities. The decrease in 2001 was due to lower headcount and the impact of currency translation.

SEGMENT INCOME

The Company views segment income as the principal measure of performance. Segment income was $462, $267 and $446 in 2002, 2001 and 2000, respectively. As a percentage of net sales, segment income was 6.8% in 2002, 3.7% in 2001 and 6.1% in 2000.

An analysis of segment income by division follows:

	Segment Income			% Increase/(Decrease)

DIVISION	2002	2001	2000	2002/2001	2001/2000

Americas	$220	$71	$199	209.9	(64.3)
Europe	301	254	308	18.5	(17.5)
Asia-Pacific	30	27	22	11.1	22.7
Corporate	(89)	(85)	(83)	(4.7)	(2.4)

	$462	$267	$446	73.0	(40.1)

Segment income in the Americas division was 6.8% of net sales in 2002 versus 1.9% in 2001 and 5.3% in 2000. The increase in 2002 segment income was primarily due to (i) increased selling prices, primarily for North American beverage, food and aerosol cans, (ii) reduced provision for restructuring, (iii) cost reductions, (iv) improved plant efficiencies and (v) the adoption of FAS 142 on January 1, 2002 which eliminated the amortization of goodwill. Goodwill amortization in the Americas division was $38 in both 2001 and 2000. The improved segment income was reduced, in part, by lower sales unit volumes across most product lines, and an increase of $39 in pension expense. The decrease in 2001 segment income was due to (i) lower selling prices in the North American beverage can market, (ii) reduced U.S. food can sales unit volumes, (iii) increased provision for restructuring, (iv) increased pension expense and (v) unfavorable production variances related to lower production levels created by the Company’s working capital reduction initiative. The decreases were partially offset by division-wide increased sales volumes of beverage cans, PET bottles and plastic beverage and specialty closures. Americas pension expense of $61 in 2002 is expected to increase by approximately $20 in 2003, primarily due to the lower value of pension plan assets at December 31, 2002 versus the end of 2001, and lower discount rates in 2003, and includes the amortization of unrecognized losses.

European division segment income was 9.3% of net sales in 2002 versus 7.9% in 2001 and 9.5% in 2000. Excluding favorable currency translation of $11, the improvement in segment income was primarily due to (i) the adoption of FAS 142 on January 1, 2002 and the cessation of goodwill amortization, (ii) cost reductions, (iii) improved pricing for most operations and (iv) increased volumes in Spain, Turkey and Africa. Goodwill amortization was $75 in 2001 and $78 in 2000. The improvement in segment income in 2002 was offset, in part, by a decrease of $33 in noncash pension income. Pension income of $34 in 2002 is expected to decrease by approximately $45 in 2003 due to reduced plan assets and amortization of unrecognized losses. The decrease in segment income for 2001 was primarily due to cost/price pressures across most operations and lower food can sales unit volumes in France; partially offset by lower provision for restructuring and strong

Crown Holdings, Inc.

volume demand for beverage cans in Spain, health and beauty care packaging throughout the region and, to a lesser extent, PET preforms and bottles in the U. K.

Segment income in the Asia-Pacific division was 9.1% of net sales in 2002 versus 8.4% in 2001 and 7.1% in 2000. The improvement in 2002 was primarily due to increased beverage can volumes in China and throughout Southeast Asia and lower raw material costs; partially offset by lower selling prices and a provision for restructuring. The increase in 2001 was due to beverage can sales unit volume growth, particularly in Southeast Asia, and higher sales unit volumes of food cans and plastic beverage closures throughout the division.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. (“Crown Cork”) is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation operations and was later merged into Crown Cork.

Prior to 1998, the amounts paid to asbestos claimants were covered by a fund of $80 made available to Crown Cork under a 1985 settlement with carriers insuring Crown Cork through 1976, when Crown Cork became self-insured. Until 1998, the Company considered that the fund was adequate and that the likelihood of exposure in excess of the amount of the fund was remote. This view was based on the Company’s analysis of its potential exposure, the balance available under the 1985 settlement, historical trends and actual settlement ranges. However, an unexpected increase in claims activity, along with several larger group settlements, caused the Company to reevaluate its position.

Each quarter, the Company reviews and analyzes its claim experience, settlement trends, changes in the litigation environment and other factors to determine the adequacy of its asbestos accruals. In each of the years 2000 to 2002, the Company has engaged an expert in the field of medical demographics to perform an independent evaluation of the Company’s potential asbestos liability. Adjustments to the asbestos accrual are made based on changes to the above-mentioned factors after consultation with the Company’s expert and legal counsel.

During 2002, 2001 and 2000, respectively, Crown Cork (i) received 36,000, 53,000 and 44,000 new claims, (ii) settled or dismissed 43,000, 31,000 and 40,000 claims, and (iii) has 59,000, 66,000 and 44,000 claims outstanding at the end of the respective years. The outstanding claims at December 31, 2002 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes, based on counsel’s advice, will not, in the aggregate, involve any material liability. During 2001, one jurisdiction accounted for 25,000 claims received, 17,000 of which were settled for $4 in 2001.

During 2002, 2001 and 2000, respectively, the Company (i) recorded pre-tax charges of $30, $51 and $255 to increase its accrual, (ii) made asbestos-related payments of $114, $118 and $94, (iii) settled claims totaling $77, $66 and $100, including amounts committed to be paid in future periods and (iv) had outstanding accruals of $263, $347 and $420 at the end of the year. The 2001 charge of $51 included an allowance of $6 for an insurance receivable.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value. The Company has already paid significantly more for asbestos claims than the acquired company’s asset value. On June 12, 2002, Crown Cork received a favorable ruling from the Philadelphia Court of Common Pleas on its motion for summary judgment regarding the 376 asbestos-related cases pending against it in that court (in re Asbestos Litigation, October Term 1986, Number 001). The plaintiffs claimed that the legislation was procedurally inapplicable and that, if applicable, it violated due process and other clauses of the United

Crown Holdings, Inc.

States and Pennsylvania constitutions. The plaintiffs’ appeal of that ruling was heard by the Supreme Court of Pennsylvania on October 22, 2002, and a decision could come at any time. An unfavorable decision may require the company to increase its accrual for pending and future asbestos-related claims.

Based on the updated report of the independent expert, the Company’s own review, and the view of counsel concerning the possible effects of the new legislation described above, the Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims will range between $263 and $502. The accrual balance of $263 at the end of 2002 includes $146 for unasserted claims and $50 for committed settlements that will be paid over time, including $41 in 2003. The Company expects total cash payments for asbestos to be approximately $70 in 2003, including $41 under the committed settlements. Historically (1977-2002), Crown Cork estimates that approximately one-quarter of all asbestos claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual and range of potential liability any amounts for settlements by persons alleging first exposure to asbestos after 1964. Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Pennsylvania asbestos legislation described above is expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims. The Company’s accrual includes estimates for probable costs for claims through the year 2012. The upper end of the Company’s estimated range of possible asbestos costs of $502 includes claims beyond that date.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that these estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s financial position and cash flow.

PROVISION FOR RESTRUCTURING

During 2002, the Company provided a net charge of $19 ($15 after-tax or $.10 per share) for costs associated with (i) the closure of two European food can plants, (ii) the closure of a crown plant and elimination of a crown operation within Europe, (iii) the elimination of a European metal closures operation, (iv) the downsizing of a European specialty plastics operation and (v) the elimination of a plastic bottle operation in China; partially offset by a credit for the reversal of other exit costs recognized in 2001 due to the favorable resolution of a lease termination in a U.S. food can plant. Included in the net provision was (i) $13 for termination benefits covering approximately 500 employees, 400 of whom were directly involved in manufacturing operations (ii) $8 for asset write-downs and (iii) a credit of $2 for lease termination and other exit costs due to the favorable resolution of the lease termination noted above. The Company anticipates that the restructuring actions will save approximately $10 before tax on an annual basis when fully implemented.

During 2001, the Company provided $48 ($46 after-tax or $.37 per share) for costs associated with (i) the closure of six U.S. food can plants, two European crown operations, a European food can plant and a European PET bottle plant and (ii) severance related to downsizing three plants in Africa; partially offset by a credit for the reversal of severance charges recognized in 2000 for certain restructuring plans which the Company decided not to pursue. Included in the net provision for 2001 was (i) $20 for termination benefits for 700 employees, 600 of whom were directly involved in manufacturing operations (ii) $20 for asset write-downs, (iii) $14 for lease termination and other exit costs, and (iv) a credit of $6 for the reversal of severance.

During 2000, the Company provided $52 ($37 after-tax or $.29 per share) for costs associated with overhead structure modifications in Europe, the closure of three plants in the Americas division, and the loss on sale of a South American operation to local management. This provision included (i) $42 for severance costs for

Crown Holdings, Inc.

approximately 1,000 employees, (ii) $5 for lease termination and other exit costs, (iii) $1 for the write-down of assets and (iv) $4 for the loss on sale.

The write-downs of assets were made under announced restructuring plans, as the carrying values exceeded the Company’s estimated proceeds from abandonment or disposal. The sale of plant sites may require more than one year to complete due to preparations for sale, such as site cleanup and buyer identification, as well as market conditions and the location of the properties.

PROVISION FOR ASSET IMPAIRMENTS AND LOSS/GAIN ON SALE OF ASSETS

During 2002, the Company recorded pre-tax charges of $247 ($258 after tax or $1.79 per share) for losses from divestitures of businesses, the sale of assets, and asset impairments outside of restructuring programs. During the fourth quarter of 2002, Constar International Inc., the Company’s wholly-owned subsidiary, completed its initial public offering. The Company retained a 10.5% interest in Constar with a carrying value of $30, received net proceeds of $460, and recorded a loss of $213 on the portion sold. The Company also completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, its 15% shareholding in Crown Nampak (Pty) Ltd., and certain businesses in Central and East Africa. The Company received total proceeds of $201 and recorded total pre-tax losses of $26 on these divestitures. In addition to the business divestitures, the Company sold various other assets, primarily real estate, for total proceeds of $45 and a pre-tax gain of $11. The Company also recorded noncash asset impairment charges of (i) $10 to write-off certain surplus assets in the U.S. due to the Company’s assessment that their carrying value will not be recovered based on current operating plans, (ii) $4 to write-down the assets of a U.S. operation the Company is considering for sale or closure, (iii) $3 to write-down the value of surplus U.S. real estate the Company has for sale, and (iv) $2 to write-off the carrying value of other assets.

During 2001, the Company recorded a net charge of $213 ($208 after-tax or $1.66 per share) for noncash asset impairment charges and gains from asset sales. Of the total impairment charge, $204 arose from the Company’s planned divestitures of certain interests in Africa, including $71 for the reclassification of cumulative translation adjustments to earnings. The remaining impairment charge of $11 was due to the write-down of surplus equipment. The sale of surplus of properties generated proceeds of $28 and a net gain of $2.

A charge of $27 ($20 after-tax or $.16 per share) was recorded in 2000 for noncash asset impairment charges for the write-off a minority interest in a machinery company and an investment in Moldova and for losses on the sale of various assets. The investment write-offs were due to uncertainty regarding the ultimate recovery of these investments. The asset sales provided proceeds of $28 and a net loss of $1.

GAIN FROM EARLY EXTINGUISHMENT OF DEBT

During 2002 the Company entered into privately negotiated debt-for-equity exchanges with holders of its outstanding notes and debentures. The Company exchanged 33,386,880 shares of its common stock with a market value of $250 for debt with an aggregate face value of $271 and accrued interest of $7 and recognized a gain of $28 ($28 after tax or $.19 per share).

During January 2003, the Company exchanged an additional 5,386,809 shares of its common stock for debt and accrued interest, totaling $43.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $331 in 2002, a decrease of $106 or 24.3% compared to 2001 net interest expense of $437. Net interest expense in 2000 was $373. The decrease in 2002 net interest expense was primarily due to lower average debt outstanding and lower average borrowing rates. The lower average debt outstanding reflects a reduction in working capital, proceeds from sales of assets and businesses and, to a lesser extent, the early extinguishment of debt through debt-for-equity exchanges. The increase in 2001 was primarily due to higher interest rates and fees incurred in connection with the extension of the Company’s $2,500 credit facility and new borrowings under a $400 term loan. The tightening bank credit

Crown Holdings, Inc.

environment and concern over the Company’s asbestos exposure and operating results contributed to downgrades in the Company’s credit ratings during 2001 and 2000 by the major rating agencies. Due to these downgrades, the Company lost access to several sources of lower cost financing, including the commercial paper market. Further information about the credit facility and term loan along with details of recent refinancing activities are summarized in the Liquidity and Capital Resources section of this discussion and in Notes P and Q to the consolidated financial statements.

TRANSLATION AND EXCHANGE ADJUSTMENTS

Unfavorable foreign exchange adjustments of $27, $10 and $8 were recorded in 2002, 2001 and 2000, respectively, primarily from the remeasurement of the Company’s non-U.S. subsidiaries with a U.S. dollar functional currency, including those in Argentina, Brazil, Colombia and Turkey.

TAXES ON INCOME

Taxes on income for 2002, 2001 and 2000 were provisions of $30 and $528 and a benefit of $58, respectively, against pre-tax losses of $145, $444 and $217, respectively. Significant items included in the 2002 provision were (i) a credit of $24 for the recovery of U.S. federal taxes paid in prior years, (ii) a charge of $11 on pre-tax losses of $247 from asset impairments and asset sales due to the differences in the book and tax basis, primarily due to goodwill, (iii) a credit of $20 for tax contingencies resolved in the U.S. and (iv) a charge of $20 for a tax contingency which arose in Europe. The provision for 2001 included adjustments of $452 and $114 to the valuation allowance for pre-2001 U.S. deferred tax assets and tax benefits not recognized on 2001 U.S. losses. Further information about income taxes is presented in Note U to the consolidated financial statements.

MINORITY INTERESTS, NET OF EQUITY EARNINGS

Minority interests’ share of net income/(loss) was $24, $10 and $18 in 2002, 2001 and 2000, respectively. The increase in 2002 was primarily due to (i) increased profits in the Company’s joint venture beverage can operations in Colombia, Greece, the Middle East, China and Vietnam, and (ii) improved profitability in the food can operations in Morocco; partially offset by lower profits in Brazil due to the economic turmoil in the region. The decrease in 2001 was due to (i) losses in the Company’s beverage can operations in Vietnam and PET operations in Hungary and Turkey, (ii) the purchase of the minority shares in CarnaudMetalbox Asia Limited during the second quarter of 2000 and (iii) lower profits in Morocco; partially offset by improved results in Brazil.

Equity in earnings of affiliates was $8, $6 and $3 in 2002, 2001 and 2000, respectively. The increases in 2002 and 2001 were due to continued improvement in the Company’s joint venture operations in the Middle East.

Crown Holdings, Inc.

NET INCOME AND EARNINGS PER SHARE

Net loss of $1,205 for the year ended December 31, 2002, was an increase of $233 from the loss of $972 for the same period in 2001. Loss per share was $8.38 for the year ended December 31, 2002, an increase of $.64 from a per share loss of $7.74 for 2001. The increased losses were primarily due to a charge of $1,014 for the cumulative effect of a change in accounting from the adoption in 2002 of FAS 142; partially offset by (i) higher operating income, including the elimination of goodwill amortization in 2002, (ii) lower net interest expense, and (iii) additions of $452 and $114 to the tax valuation allowance in 2001 for pre-2001 U.S. deferred tax assets and tax benefits not recognized on 2001 U.S. losses.

The net loss of $972 in 2001 was an increase of $796 from the loss of $176 for the same period in 2000. Net loss per share of $7.74 was an increase of $6.34 from the loss per share of $1.40 in 2000. The increased losses were primarily due to (i) an increase in the tax valuation allowance to fully reserve for net U.S. deferred tax assets recognized in prior periods, (ii) lower operating income in the Americas and Europe, (iii) tax benefits not taken on 2001 U.S. operating losses, (iv) provisions for asset impairments related to the sale of certain African subsidiaries, and (v) higher net interest expense; partially offset by a lower provision for asbestos.

FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $363 at December 31, 2002 compared to $456 and $382 at December 31, 2001 and 2000, respectively. The Company’s primary source of cash for 2002 consisted of funds provided from operations of $415 and from investing activities, primarily from sales of businesses, of $591. The increase in funds provided from operations in 2002 versus $310 in 2001 was primarily due to improved operating income and a decrease in interest payments from $469 in 2001 to $333 in 2002, partially offset by lower working capital reductions in 2002. Payments for asbestos were $114 in 2002 and $118 in 2001 and the Company expects to pay approximately $70 in 2003 due to reduced payments on prior year settlements. The Company contributed $144 to its pension plans in 2002 and expects to contribute $125 in 2003.

On February 26, 2003, the Company completed a refinancing and formed Crown Holdings, Inc. (“Crown” or “the Company”), a new public holding company. The formation of Crown Holdings, Inc is more fully described in Note N to the consolidated financial statements.

The proceeds from the refinancing consisted of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, €285 ($306 equivalent) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, a $504 first priority term loan due in 2008 and a new $550 first priority revolving credit facility due in 2006.

The proceeds of $2,620 from the senior secured notes and the term loan, and $198 of borrowing under the new $550 credit facility, were used to repay the existing credit facility, to repurchase $568 of the Company’s outstanding unsecured notes, and to pay fees and expenses associated with the refinancing. The remaining proceeds of $344 were placed in accounts as collateral for the senior secured notes, the term loan and the revolving credit facility, and may only be used to repurchase or retire existing unsecured notes.

The secured notes are senior obligations of Crown European Holdings SA (“CEH”), an indirect wholly-owned subsidiary, and are guaranteed on a senior basis by Crown, Crown Cork & Seal Company, Inc. (“Crown Cork”), substantially all other U.S. subsidiaries, and certain subsidiaries in the U.K., Canada, France, Germany, Mexico, Switzerland and Belgium. The holders of the notes have second and third priority liens on assets of certain of the guarantor subsidiaries and the stock of Crown Cork. CEH may redeem all or some of the second priority secured notes at any time prior to March 2007 and the third priority secured notes at any time prior to March 2008 by paying a make-whole premium. Thereafter, CEH may redeem some or all of the secured notes at redemption prices initially representing a premium to principal equal to one-half of the applicable interest rate on the notes, declining annually thereafter. At any time prior to March 2006, CEH may redeem up to 35% of each of the secured notes with the net cash proceeds of certain equity offerings of

Crown Holdings, Inc.

capital stock of Crown that are used to capitalize CEH. CEH is also required to make an offer to purchase the secured notes upon the occurrence of certain change of control transactions or asset sales. The note indentures contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.

CEH and the guarantors of the secured notes entered into an agreement to file a registration statement for a registered exchange of the secured notes. If CEH and the guarantors do not comply with their obligations under the registration rights agreement, they may be obligated to pay additional interest on the secured notes until the default is cured.

The $504 first priority term loan facility is payable in annual installments equal to 5.0% of the original principal amounts, beginning January 15, 2004, with a final payment due in 2008. The maturity is accelerated to September 2006 in the event that Crown’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006. The term loans include $450 of borrowings in U.S. dollars by Crown Cork & Seal Americas, Inc. (“Crown Americas”) and $54 equivalent of €50 in borrowings by CEH and bear interest at LIBOR plus 4.25%. The U.S. dollar loans are guaranteed by Crown, Crown Cork, and substantially all other U.S. subsidiaries, and are collateralized by substantially all assets of the U.S. guarantor subsidiaries. The euro loans are guaranteed by Crown, Crown Cork and substantially all other U.S. subsidiaries and by certain subsidiaries in the U.K., Canada, France, Germany, Mexico, Switzerland and Belgium. The euro loans are collateralized by substantially all assets of the U.S. guarantor subsidiaries and assets of certain of the non-U.S. guarantor subsidiaries. The revolving credit facility contains the same guarantee and collateral provisions as the term loan facility and bears interest at LIBOR plus 4.0%. All guarantees are full and unconditional on a joint and several basis.

The term loan and revolving credit facilities contain financial covenants including an interest coverage ratio, a fixed charge coverage ratio, a net leverage ratio, a first lien net leverage ratio, and a cash-inflows to cash-outflows ratio of each of Crown Americas and CEH. The facilities are mandatorily prepayable with the proceeds from certain asset sales, certain insurance recoveries on asset losses, debt issuances, equity issuances and excess cash flows.

The Company is highly leveraged. The ratio of total debt (net of cash and cash equivalents) to total capitalization was 97.1%, 82.9% and 68.3% at December 31, 2002, 2001 and 2000, respectively. Total capitalization is defined by the Company as total debt (net of cash and cash equivalents), minority interests and shareholders’ equity. The increase in the ratio of total debt to total capitalization is due to the reduction in shareholders’ equity caused primarily by the net loss and the minimum pension liability adjustment. Contractual obligations as of December 31, 2002 updated for the refinancing in 2003 are summarized in the table below.

	Payments Due by Period

	2003	2004	2005	2006	2007	2008 & after	Total

Short-term debt	$ 54	$ 54
Long-term debt	319	$175	$233	$339	$45	$3,220	4,331
Operating leases	22	16	14	12	10	40	114

Total contractual
cash obligations	$395	$191	$247	$351	$55	$3,260	$4,499

In 2003 the Company expects that a significant portion of its cash flow will be dedicated to interest payments on its outstanding indebtedness, contributions to its pension plans and to asbestos-related payments.

In order to further reduce leverage and future cash interest payments, the Company may from time to time exchange shares of its common stock for the Company’s outstanding notes and debentures. The Company

Crown Holdings, Inc.

will evaluate any such transactions in light of then existing market conditions and may determine not to pursue such transactions.

MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards, which involve little complexity and are not used for trading or speculative purposes. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow.

International operations, principally European, constitute a significant portion of the Company’s consolidated revenues and identifiable assets. These operations result in a large volume of foreign currency commitments and transactions and significant foreign currency net asset and liability exposures. The Company manages foreign currency exposures at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments, where possible. Foreign exchange contracts which hedge defined exposures generally mature within twelve months. The Company does not generally hedge its exposure to translation gains or losses on its non-U.S. net assets because cash flows are often reinvested within the operations which generate them and, where possible, borrowings are obtained in the local functional currency. The Company has also entered into cross-currency swaps to hedge the related foreign currency exchange risk related to subsidiary debt which is denominated in currencies other than the functional currency of the related subsidiary. The swaps outstanding at December 31, 2002 effectively convert U.S. dollar-denominated debt into local currency debt for both interest and principal.

The table below provides information in U.S. dollars as of December 31, 2002 about the Company’s forward currency exchange contracts. The majority of the contracts expire in 2003.

Buy/Sell	Contract Amount	Average Contractual Exchange Rate

Sterling/Euro	$122.64
Euro/Sterling	70.65
U.S. dollars/Sterling	44	1.56
Sterling/U.S. dollars	33	1.54
Euro/Polish Zloty	31	4.00
Euro/Swiss Francs	26	1.46
U.S. dollars/Euro	21	1.02
Singapore dollars/U.S. dollars	15	1.76
U.S. dollars/Canadian dollars	13	1.58
U.S. dollars/Thai Baht	12	43.11

	$387

The Company has an additional $15 in a number of smaller contracts to purchase or sell various other currencies, principally Asian, as of December 31, 2002.

The aggregate notional value of foreign exchange contracts outstanding at December 31, 2002 was $402. This aggregate value was $151 or 60.2% higher than at the end of 2001. The increase was primarily due to increased hedging of exposures between sterling and the euro. During 2002 the Company initiated numerous contracts to hedge the exposure of U.K. selling prices on products to be shipped to the European continent due to the continued strength of sterling against the euro.

The Company’s refinancing, as described above, included $1,810 of U.S. dollar notes issued by Crown European Holdings (CEH). If CEH is unable to obtain contracts to hedge its exposure to these U.S. dollar obligations, exchange rate movements could have a significant impact on the Company’s results of operations in 2003 and beyond.

Crown Holdings, Inc.

The Company manages its interest rate risk, primarily from fluctuations in U.S. prime and LIBOR interest rates, in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. At December 31, 2002, three cross-currency swaps were outstanding with a U.S. dollar-equivalent notional amount of $700. These swaps effectively convert fixed rate U.S. dollar-denominated debt into fixed rate sterling-denominated debt (£302) and floating rate euro-denominated debt (€223). Due to the Company’s refinancing and repurchase of certain notes and debentures, the remaining U.S. dollar-denominated debt will not match the notional amounts of the swaps and the Company could be subject to the effect of changing interest and foreign exchange rates.

For debt obligations, the table below presents principal cash flows and related interest rates by year of maturity after consideration of the impact of the Company’s 2003 refinancing. Variable interest rates disclosed represent the weighted average rates at December 31, 2002. Debt converted to fixed or variable rate debt by cross-currency swaps has been included within the appropriate debt classification.

	Year of Maturity

Debt	2003	2004	2005	2006	2007	Thereaft	er

Fixed rate	$ 171	$ 118	$ 188	$ 295	$ 19	$ 2,794
Average interest rate	7.2%	6.0%	8.3%	8.4%	4.4%	9.5%

Variable rate	$ 202	$ 57	$ 45	$ 44	$ 26	$ 426
Average interest rate	2.7%	5.2%	4.9%	5.0%	5.6%	5.6%

At December 31, 2001, debt outstanding included fixed rate debt of $2,510 with an average interest rate of 7.5%, and variable rate debt of $2,810 with an average interest rate of 4.8%.

The Company’s basic raw materials, primarily aluminum, tinplate and resins, are subject to significant price fluctuations which may be hedged by the Company through forward commodity contracts. Any gains or losses realized from the use of these contracts are included in inventory to the extent that they are designated and effective as hedges of the anticipated purchases. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers and suppliers to manage exposure to price volatility.

The Company’s use of financial instruments in managing market risk exposures described above is consistent with the prior year. Further information on Company financing is presented in Notes P, Q and R to the consolidated financial statements.

CAPITAL EXPENDITURES

Consolidated capital expenditures were $115 in 2002 compared to $168 in 2001.

Expenditures in the Americas Division were $46 in 2002, including spending for additional SuperEnd™ beverage can end capacity.

Spending in the European Division of $66 included expenditures for the construction of a new beverage can plant in Spain, equipment modernization and can lightweighting.

The Company expects its capital expenditures in 2003 to be approximately $125, which the Company believes is sufficient to maintain its operations at their current levels of capacity and efficiency. At December 31, 2002, the Company had $5 of capital commitments.

ENVIRONMENTAL MATTERS

Compliance with the Company’s Environmental Protection Policy is a primary management objective and the responsibility of each employee of the Company. The Company is committed to the protection of human health and the environment and is operating within the increasingly complex laws and regulations of national, state, and local environmental agencies or is taking action aimed at assuring compliance with such laws and

Crown Holdings, Inc.

regulations. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases, and, accordingly, does not expect compliance with these laws and regulations to have a material effect on the Company’s competitive position, financial condition, results of operations or capital expenditures.

The Company is dedicated to a long-term environmental protection program and has initiated and implemented many pollution prevention programs with an emphasis on source reduction. The Company continues to reduce the amount of metal and plastic used in the manufacture of steel, aluminum and plastic containers through “lightweighting” programs. The Company recycles nearly 100% of scrap aluminum, steel, plastic and copper used in its manufacturing processes. Many of the Company’s programs for pollution prevention reduce operating costs and improve operating efficiencies.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Estimated remedial expenses for active projects are recognized in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Actual expenditures for remediation were $2, $4 and $2 in 2002, 2001 and 2000, respectively. The Company’s balance sheet reflects estimated gross remediation liabilities of $14 and $18 at December 31, 2002 and 2001, respectively.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the time periods or the sometimes lengthy time periods over which site remediation occurs. It is possible that some of these matters, the outcome of which are subject to various uncertainties, may be decided unfavorably against the Company. It is, however, the opinion of Company management, after consulting with counsel, that any unfavorable decision will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

Details of a corporate reorganization consummated in connection with the Company’s 2003 refinancing and activities in its common stock for the past three years are provided in Note N to the consolidated financial statements.

Shareholders’ equity/(deficit) was ($87) at December 31, 2002 compared to $804 and $2,109 at December 31, 2001 and 2000, respectively. The decrease in 2002 equity was primarily due to the net loss for the year of $1,205 and a charge of $148 for the adjustment to the minimum pension liability; partially offset by net currency translation gains of $203, and the issuance of shares with an aggregate market value of $250 in debt-for-equity exchanges. The decrease in 2001 equity was primarily due to the net loss for the year of $972, currency translation losses of $60, and a $273 minimum pension liability adjustment.

The Company’s 1998 share repurchase program allows for the repurchase of up to ten million shares of outstanding common and preferred stock. The Company’s new credit agreement entered into in 2003, however, prohibits the repurchase of common stock. The Company acquired 6,082 shares, 20,695 shares and 3,165,528 shares of common stock for less than $1 in 2002 and 2001 and $49 in 2000, respectively.

The Company declared cash dividends on common stock of $125 in 2000. The Company paid no dividends in 2001 and 2002. The Company’s credit facility prohibits the payment of dividends.

At December 31, 2002, common shareholders of record numbered 5,579 compared with 5,552 at the end of 2001. Total common shares outstanding were 159,430,075 at December 31, 2002 compared to 125,702,056 at December 31, 2001. The increase in shares outstanding was primarily due to the exchanges of debt for equity during 2002. During 2000, all outstanding shares of acquisition preferred stock were converted into approximately 7.6 million shares of common stock.

Crown Holdings, Inc.

The Board of Directors adopted a Shareholder Rights Plan in 1995, as amended in 2000, and declared a dividend of one right for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company’s common stock. Each right then may be exercised to acquire one share of common stock at an exercise price of $200, subject to adjustment. Alternatively, under certain circumstances involving the acquisition by a person or group of 15% or more of the Company’s common stock, each right will entitle its holder to purchase a number of shares of the Company’s common stock having a market value of two times the exercise price of the right. In the event the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company’s common stock, each right will entitle its holder to purchase a number of the acquiring company’s common shares having a market value of two times the exercise price of the right. The rights may be redeemed by the Company at $.01 per right at any time until the tenth day following public announcement that a 15% position has been acquired. The rights will expire on August 10, 2005.

On February 21, 2003 in connection with the formation of Crown Holdings, Inc., as discussed in Note N to the consolidated financial statements, the existing Shareholders’ Rights Plan was terminated. At the same time a new Rights Agreement was entered into by Crown Holdings, Inc. with terms substantially identical to the terminated plan.

INFLATION

Inflation has not had a significant impact on the Company over the past three years and the Company does not expect it to have a significant impact on the results of operations or financial condition in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and financial position of the Company. The Company’s significant accounting policies are more fully described in Note A to the consolidated financial statements. Certain accounting policies, however, are considered to be critical in that (i) they are most important to the depiction of the Company’s financial condition and results of operations and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants), and the effect of the new Pennsylvania asbestos legislation (including its validity and applicability to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed). As additional experience is gained regarding claims or other new information becomes available regarding the potential liability, the Company will reassess the potential liability and revise its estimates as appropriate.

If facts and circumstances indicate goodwill may be impaired, the Company performs an impairment review by comparing the fair value of a reporting unit, including goodwill, to its carrying value. The impairment review involves a number of assumptions and judgments including the identification of the appropriate reporting units and the calculation of fair value. The Company uses a combination of market values for comparable businesses and discounted cash flow projections to calculate fair value. The Company’s estimates of future cash flows includes assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized in the future. The estimate of the amount that is more likely than not to be realized

Crown Holdings, Inc.

requires the use of assumptions concerning the Company’s future income. Actual results may differ from those estimates. Should the Company change its estimate of the amount of its deferred tax assets that it would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease in net income in the period such a change in estimate was made.

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plans’ investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. For 2003 the Company is lowering its expected rate of return on plan assets to 9.0% in the U.S. and Canada from 9.5% in 2002, and to 8.5% in the U.K. from 9.25% in 2002. The discount rate is developed at each measurement date by reference to published indices of high-quality bond yields. A .25% change in the expected rate of return would change 2003 pension expense by approximately $7. A .25% change in the discount rates would change 2003 pension expense by approximately $12.

The Company accounts for stock-based compensation expense using the intrinsic value method. The effect on net income and earnings per share if the Company had applied the fair value provisions of FAS 123 is disclosed in Note A to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” This standard, effective for the Company on January 1, 2003, establishes accounting guidelines for the recognition and measurement of obligations for the retirement of tangible long-lived assets. The obligation is to be recorded at fair value in the period in which it is incurred. Adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial position.

During July 2002, the FASB issued SFAS No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 establishes accounting and reporting guidelines for the recognition and measurement of a liability at its fair value for the cost associated with an exit, including restructuring, or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The standard supercedes Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard, effective for exit or disposal activities initiated on or after January 1, 2003, does not impact recognition of costs under the Company’s outstanding programs. Adoption by the Company of this standard may impact the timing of the recognition of costs associated with future exit or disposal activities, dependent upon the nature of the actions initiated.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The guarantee disclosure requirements of FIN 45 became effective in the fourth quarter of 2002. The initial recognition and measurement requirements are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 would require the consolidation of specified VIEs created before February 1, 2003 commencing in the third quarter of 2003. For specified VIEs created after January 31, 2003, the interpretation would require immediate consolidation if circumstances warrant such consolidation. The Company does not expect the implementation of this interpretation to have a material impact on its consolidated financial statements.

Crown Holdings, Inc.

FORWARD LOOKING STATEMENTS

Statements in this annual report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the discussions of the provision for asbestos and other contingencies in Note K to the consolidated financial statements included in this Annual Report, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects”and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to: (i) the Company’s plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings and (vi) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension liabilities.

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; loss of customers, including the loss of any significant customer, the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of recent price increases; the impact of the Company’s recent initiative to generate additional cash, including the reduction of working capital levels and capital spending; the ability of the Company to realize cost savings from its restructuring programs; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, plastic resin, inks and coatings) and the Company’s ability to pass raw material price increases through to its customers or to otherwise manage these commodity pricing risks; the financial condition of the Company’s vendors and customers; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; the Company’s ability to maintain adequate sources of capital and liquidity; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to generate sufficient production capacity; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; weather conditions including its effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates and tax rates; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; energy and natural resource costs; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964; and the impact of the recent Pennsylvania corporate legislation dealing with asbestos liabilities, litigation challenging that legislation and any future legislation dealing with asbestos liabilities), labor relations and workforce and social costs, including the Company’s pension obligations and other employee or retiree costs; investment performance of the

Crown Holdings, Inc.

Company’s pension plans, costs and difficulties related to the integration of acquired businesses; and the impact of any potential dispositions or other strategic realignments.

Some of the factors noted above are discussed elsewhere in this Annual Report and prior Company filings with the Securities and Exchange Commission (“SEC”). In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with the preparation of Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain other sections contained in the Company’s quarterly, annual or other reports filed with the SEC, the Company does not intend to review or revise any particular forward-looking statement in light of future events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth on pages 27 and 28 within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Market Risk” is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 8. FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Crown Holdings, Inc.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Crown Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As discussed in Note B the Company adopted a new financial accounting standard for goodwill during 2002.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 19, 2003

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	2002	2001	2000

Net sales	$6,792	$7,187	$7,289
Cost of products sold (excluding
depreciation and amortization)	5,619	6,063	5,982
Depreciation and amortization	375	386	379

Gross profit	798	738	928

Goodwill and amortization		113	116
Selling and administrative expense	317	310	314
Provision for asbestos. .Note K	30	51	255
Provision for restructuring. . Note L	19	48	52
Provision for asset impairments and loss/gain on sale
of assets. .Note M	247	213	27
Gain from early extinguishments of debt. .Note N	(28)
Interest expense	342	455	393
Interest income	(11)	(18)	(20)
Translation and exchange adjustments	27	10	8
Loss before income taxes, minority interests and cumulative
effect of a change in accounting	(145)	(444)	(217)
Provision/(benefit) for income taxes . . Note U	30	528	(58)
Minority interests, net of equity earnings	(16)	(4)	(15)

Loss before cumulative effect of a change
in accounting	(191)	(976)	(174)
Cumulative effect of a change in accounting, net of
tax. .Notes A and B	(1,014)	4

Net loss	(1,205)	(972)	(174)
Preferred stock dividends			2

Net loss available to common shareholders	($1,205)	($ 972)	($ 176)

Per common share data:
Loss Note S
Basic and diluted - before cumulative effect of a
change in accounting	($1.33)	($7.77)	($1.40)

Basic and diluted - after cumulative effect of a change
in accounting	($8.38)	($7.74)	($1.40)

Dividends			$1.00

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (in millions, except share data)

December 31	2002	2001

Assets
Current assets
Cash and cash equivalents	$363	$456
Receivables . . Note D	782	996
Inventories . . Note E	779	862
Prepaid expenses and other current assets	100	108

Total current assets	2,024	2,422

Long-term notes and receivables	24	18
Investments	111	99
Goodwill . .Note B	2,269	3,625
Property, plant and equipment, net . . Note F	2,212	2,618
Other non-current assets. .Note G	865	838

Total	$7,505	$9,620

Liabilities & Shareholders' Equity/(Deficit)
Current liabilities
Short-term debt . . Note P	$54	$464
Current maturities of long-term debt . . Note P	612	381
Accounts payable and accrued liabilities . . Note H	1,541	1,593
Income taxes payable	63	68

Total current liabilities	2,270	2,506

Long-term debt, excluding current maturities . . Note P	3,388	4,475
Other non-current liabilities . . Note I	756	760
Postretirement and pension liabilities . . Note T	982	874
Minority interests	196	201
Commitments and contingent liabilities . . Notes J and K
Shareholders' equity/(deficit)
Preferred stock, 4.5% cumulative convertible,
par value: $41.8875; none outstanding, none authorized. .Note N
Additional preferred stock, authorized: 30,000,000;
none issued . .Note N
Common Stock, par value: $5.00; authorized: 500,000,000 . .Note N
2002 - issued 180,364,643	902
2001 - issued 155,968,854		780
Additional paid-in capital	1,684	1,600
Retained earnings/(accumulated deficit)	(1,183)	22
Accumulated other comprehensive loss . . Note C	(1,386)	(1,447)
Treasury stock (2002 - 20,934,568; shares; 2001 -
- 30,266,798 shares)	(104)	(151)

Total shareholders' equity/(deficit)	(87)	804

Total	$7,505	$9,620

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2002	2001	2000

Cash flows from operating activities
Net loss	($1,205)	($972)	($174)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	375	499	495
Cumulative effect of a change in accounting	1,014	(4)
Provision for asbestos	30	51	255
Asbestos-related payments	(114)	(118)	(94)
Provision for restructuring	19	48	52
Provision for asset impairments and loss/gain on
sale of assets	247	213	27
Gain from early extinguishments of debt	(28)
Deferred income taxes	(31)	480	(96)
Changes in assets and liabilities, net of
businesses acquired:
Receivables	161	110	(110)
Inventories	20	377	(26)
Accounts payable and accrued liabilities	(12)	(221)	(33)
Other, net	(61)	(153)	(26)

Net cash provided by operating activities	415	310	270

Cash flows from investing activities
Capital expenditures	(115)	(168)	(262)
Proceeds from sale of businesses	661
Proceeds from sale of property, plant and equipment	45	28	28
Acquisition of businesses, net of cash acquired			(11)
Other, net		(23)	(3)

Net cash provided by/(used for)
investing activities	591	(163)	(248)

Cash flows from financing activities
Proceeds from long-term debt	87	2	4
Payments of long-term debt	(264)	(77)	(216)
Net change in short-term debt	(924)	(397)	601
New term loan borrowing		400
Stock repurchased			(49)
Dividends paid			(127)
Common stock issued	3		2
Repayment of shareholder notes		4
Acquisition of minority interests			(81)
Minority contributions, net of dividends paid	(30)	5	(7)

Net cash provided by/(used for)
financing activities	(1,128)	(63)	127

Effect of exchange rate changes on cash
and cash equivalents	29	(10)	(34)

Net change in cash and cash equivalents	(93)	74	115
Cash and cash equivalents at January 1	456	382	267

Cash and cash equivalents at December 31	$363	$456	$382

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(in millions, except share data)

	Comprehensive Income/(Loss)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance December 31, 1999		$349	$779	$1,317	$1,295	($676)	($173)	$2,891

Net loss - 2000	($ 174)				(174)			(174)
Translation adjustments	(221)					(221)		(221)
Minimum pension liability
adjustment, net of $115 tax	(213)					(213)		(213)

Comprehensive loss	($ 608)

Stock repurchased:
3,165,528 common shares				(33)			(16)	(49)
Dividends declared:
Common					(125)			(125)
Preferred					(2)			(2)
Preferred stock conversions		(349)	1	311			37
7,591,802 common shares
Stock issued: 114,221 shares				1			1	2

Balance December 31, 2000			780	1,596	994	(1,110)	(151)	2,109

Net loss - 2001	($ 972)				(972)			(972)
Derivatives qualifying as hedges	(4)					(4)		(4)
Translation adjustments	(131)					(131)		(131)
Translation adjustments - disposition
of foreign investments	71					71		71
Minimum pension liability
adjustment, net of $1 tax	(273)					(273)		(273)

Comprehensive loss	($1,309)

Stock repurchased:
20,695 common shares
Stock issued: 101,103 shares
Repayment of shareholder notes				4				4

Balance December 31, 2001			780	1,600	22	(1,447)	(151)	804

Net loss - 2002	($1,205)				(1,205)			(1,205)
Derivatives qualifying as hedges	6					6		6
Translation adjustments	211					211		211
Translation adjustments - disposition
of foreign investments	(8)					(8)		(8)
Minimum pension liability
adjustment, net of $4 tax	(148)					(148)		(148)

Comprehensive loss	($1,144)

Stock issued in debt-for-equity			122	83			45	250
exchanges: 33,386,880 shares
Stock issued - benefit plans:
347,221 common shares				1			2	3
Stock repurchased:
6,082 common shares

Balance December 31, 2002			$ 902	$ 1,684	($1,183)	($1,386)	($ 104)	($ 87)

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

A. Summary of Significant Accounting Policies

Business and Principles of Consolidation. In connection with its refinancing and reorganization in 2003, as discussed in Notes N and Q, Crown Cork & Seal Company, Inc. formed a new public holding company, named Crown Holdings, Inc. Crown Cork & Seal Company, Inc. is now a wholly-owned subsidiary of Crown Holdings, Inc. The consolidated financial statements include the accounts of Crown Holdings, Inc. and its wholly-owned and majority-owned subsidiary companies (the “Company”).

The Company manufactures and sells metal containers, metal and plastic closures, crowns and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All significant intercompany accounts and transactions are eliminated in consolidation. Investments in joint ventures and other companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are carried at cost.

Foreign Currency Translation. For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated as a separate component of accumulated other comprehensive income/(loss) in shareholders’ equity. For non-U.S. subsidiaries which operate in U.S. dollars (functional currency), local currency inventories and plant and other property are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

Revenue Recognition. The Company recognizes revenue from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, and other adjustments are provided in the same period that the related sales are recorded.

Shipping and Handling. Shipping and handling costs are included in cost of products sold in the Consolidated Statements of Operations.

Stock-Based Compensation. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant above the amount an employee must pay to acquire the stock granted under the option. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”) “Accounting for Stock-Based Compensation,” to stock options:

Crown Holdings, Inc.

	2002	2001	2000

Net loss available to
common shareholders, as reported	($1,205)	($ 972)	($ 176)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method, net of related tax effects	(11)	(14)	(13)

Pro forma net loss	($1,216)	($ 986)	($ 189)

Loss per share:
Basic and diluted - as reported	($ 8.38)	($ 7.74)	($ 1.40)
- pro forma	($ 8.46)	($ 7.85)	($ 1.50)

Cash and Cash Equivalents. Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost which approximates fair value because of the short maturity of those instruments. Outstanding checks in excess of funds on deposit are included in accounts payable.

Inventory Valuation. Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the last-in, first-out (“LIFO”) method. Non-U.S. inventories are principally determined under the average cost method.

Property, Plant and Equipment. Property, plant and equipment (“PP&E”) is carried at cost less accumulated depreciation and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives of existing PP&E. Cost of constructed assets includes capitalized interest incurred during the construction and development period. Maintenance, repairs and minor renewals are expensed as incurred. When PP&E is retired or otherwise disposed, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time.

Depreciation and amortization are provided on a straight-line basis for financial reporting purposes and an accelerated basis for tax purposes over the estimated useful lives of the assets. The range of estimated economic lives in years assigned to each significant fixed asset category is as follows: Land Improvements-25; Buildings and Building Improvements-25 to 40; Machinery and Equipment-3 to 14.

Intangibles. Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangible assets are stated at cost.

Goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment, at least annually. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value, using quoted market prices, a discounted cash flow model, or a combination of both.

Impairment or Disposal of Long-Lived Assets. In the event that facts and circumstances indicate that the carrying value of long-lived assets, primarily PP&E and certain identifiable intangible assets with defined lives, may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying amount of the asset is not recoverable from its undiscounted cash flows, then an impairment loss is measured by comparing the carrying amount of the asset to its fair value. Long-lived assets classified as held for sale are presented separately in the balance sheet at the lower of their carrying value or fair value less cost to sell.

Derivatives and Hedging. The Company recognizes all outstanding derivative financial instruments in the balance sheet at their fair values. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair

Crown Holdings, Inc.

values of the exposures that they are hedging. The effectiveness of these instruments to reduce risk associated with the exposures hedged is assessed and measured using a dollar-offset method, at inception and on an ongoing basis. Any amounts excluded from the assessment of hedge effectiveness, as well as any ineffective portion of designated hedges, are reported currently in earnings. Time value, a component of an instrument’s fair value, is excluded in assessing effectiveness for fair value hedges and included for cash flow hedges. If a derivative instrument ceases to be highly effective as a hedge, the Company discontinues hedge accounting immediately with changes in fair value reported currently in earnings. For derivative instruments that do not qualify for hedge accounting treatment, changes in fair value are reported currently in earnings.

The accounting treatment of these instruments is dependent upon their intended use. For instruments used to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments, changes in their fair values are reported currently in earnings along with the changes in fair values of the hedged assets, liabilities or firm commitments. For instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions, changes in their fair values are reported in shareholders’ equity as a component of other comprehensive income. Adjustments accumulated in other comprehensive income are released to earnings when the related hedged items impact earnings or the anticipated transaction is no longer probable.

Upon adoption of SFAS No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as of January 1, 2002, the Company recorded a transition credit of $4, net of $1 tax, to earnings and a charge of $18, net of $10 tax, to accumulated other comprehensive income in shareholders’ equity. See Note R for details of the Company’s use of these instruments in 2002 along with disclosure of the fair values of those instruments outstanding at December 31, 2002 and 2001.

Treasury Stock. Treasury stock is reported at par value. The excess of fair value over par value is first charged to paid in capital, if any, and then to retained earnings.

Research and Development. Net research, development and engineering expenditures which amounted to $43, $40 and $41 in 2002, 2001 and 2000, respectively, are expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products.

Reclassifications. Certain reclassifications of prior years’ data have been made to improve comparability.

Other Recently Adopted Accounting Standards. In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 (“FAS 145”), “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In the fourth quarter of 2002, effective January 1, 2002, the Company early-adopted FAS 145. Among other provisions, the new standard no longer permits gains or losses from the extinguishment of debt to be reported as an extraordinary item unless the extinguishment qualifies as extraordinary under the criteria of Accounting Principles Board Opinion No. 30 (“APB 30”). The standard requires that prior gains or losses which were reported as extraordinary items and do not qualify as extraordinary under APB 30 be reclassified within income/(loss) from continuing operations. Extraordinary gains, from the early extinguishment of debt, reported in the second and third quarters of 2002, are now classified in income/(loss) from continuing operations. See Note N for further details about the early extinguishments of debt.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The guarantee disclosure requirements of FIN 45 became effective in the fourth quarter of 2002. The initial recognition and measurement requirements are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002.

Crown Holdings, Inc.

B. Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” During the second quarter of 2002, the Company completed its transitional impairment review and recognized a noncash, non-tax deductible impairment charge of $1,014 reported as the cumulative effect of a change in accounting, effective January 1, 2002. In evaluating and measuring the impairment charge, estimated fair values were calculated for each reporting unit within each reportable segment using a combination of market values for comparable businesses and discounted cash flow projections.

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2002 and 2001 were as follows:

	Americas	Europe	Asia- Pacific	Total

Balance at January 1, 2001	$1,200	$2,715	$5	$3,920
Amortization	(38)	(75)		(113)
Impairment		(69)		(69)
Additions			1	1
Foreign currency translation and other	(6)	(108)		(114)

Balance at December 31, 2001	1,156	2,463	6	3,625
Transitional impairment charge	(120)	(888)	(6)	(1,014)
Divestitures	(407)	(95)		(502)
Foreign currency translation and other	10	150		160

Balance at December 31, 2002	$639	$1,630		$2,269

The following is a reconciliation of previously reported financial information to adjusted amounts excluding goodwill amortization for the years ended December 31, 2002, 2001 and 2000, respectively:

	2002	2001	2000

Loss before cumulative
effect of a change in accounting	($191)	($976)	($174)
Add back: goodwill amortization		113	116

Adjusted loss before cumulative
effect of a change in accounting	(191)	(863)	(58)
Cumulative effect of a change
in accounting, net of tax	(1,014)	4

Adjusted net loss	($1,205)	($859)	($58)

Crown Holdings, Inc.

	2002	2001	2000

Basic and diluted loss per share:
Loss before cumulative effect of a change in accounting	($1.33)	($7.77)	($1.40)
Add back: goodwill amortization		.90	.92

Adjusted loss before cumulative effect of a change
in accounting	(1.33)	(6.87)	(.48)
Cumulative effect of a change in accounting, net of tax	(7.05)	.03

Adjusted net loss	($8.38)	($6.84)	($.48)

Identifiable intangible assets other than goodwill are recorded in other noncurrent assets in the Consolidated Balance Sheets and, excluding minimum pension assets, are not material.

C. Accumulated Other Comprehensive Loss

As of December 31, accumulated other comprehensive loss consists of the following:

	2002	2001

Minimum pension liability adjustments	($ 675)	($ 527)
Cumulative translation adjustments	(713)	(916)
Derivatives qualifying as hedges	2	(4)

	($1,386)	($1,447)

D. Receivables

	2002	2001

Accounts and notes receivable	$718	$938
Less: allowance for doubtful accounts	(54)	(95)

Net trade receivables	664	843
Miscellaneous receivables	118	153

	$782	$996

The Company utilizes receivable securitization facilities in the normal course of business as part of its management of cash flow activities. Facilities were outstanding during 2002 and 2001 in North America and Europe providing for the accelerated receipt of cash from a qualified pool of receivables. The Company’s current facility entered into during 2001, provides for the accelerated receipt of cash up to $350 on the available pool of North American receivables. Under this facility the Company sells, on a revolving and non-recourse basis, accounts receivables to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary was formed for the sole purpose of buying and selling receivables generated by the Company and, in turn, sells eligible accounts from the pool of purchased receivables to an unconsolidated entity of a leading financial institution. New receivables are added to the pool of receivables as collections reduce previously sold amounts. The Company continues to service these receivables for a fee but does not retain any interest in the receivables sold. The securitization facilities are accounted for as sales because the Company has relinquished control of the receivables. Accordingly, accounts receivable sold under securitization facilities are reflected as a reduction in receivables within the Consolidated Balance Sheets. At December 31, 2002 and 2001 receivables securitized were $100 and $110, respectively. During 2002 and 2001, the Company recorded expenses related to the outstanding securitization facilities of $10 and $18, respectively, as interest expense.

Crown Holdings, Inc.

E. Inventories

	2002	2001

Finished goods	$314	$314
Work in process	89	112
Raw materials and supplies	376	436

	$779	$862

Approximately 23% and 24% of worldwide productive inventories at December 31, 2002 and 2001, respectively, were stated on the LIFO method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 2002 and 2001, total inventories would have been $32 higher in both years. Cost of products sold in 2001 included a charge of $10 for the liquidation of LIFO inventory layers carried at higher costs that prevailed in prior years.

F. Property, Plant and Equipment

	2002	2001

Buildings and improvements	$781	$856
Machinery and equipment	3,760	4,168

	4,541	5,024
Less: accumulated depreciation and amortization	(2,561)	(2,652)

	1,980	2,372
Land and improvements	172	157
Construction in progress	60	89

	$2,212	$2,618

G. Non-Current Assets

	2002	2001

Pension assets	$672	$565
Deferred tax assets	112	105
Fair value of derivatives	22	76
Pension intangibles	28	30
Other	31	62

	$865	$838

Crown Holdings, Inc.

H. Accounts Payable and Accrued Liabilities

	2002	2001

Trade accounts payable	$820	$836
Salaries, wages and other employee benefits	312	305
Accrued taxes, other than on income	89	88
Asbestos	70	110
Deferred taxes	55	50
Interest	27	50
Restructuring	14	22
Fair value of derivatives	4
Other	150	132

	$1,541	$1,593

I. Other Non-Current Liabilities

	2002	2001

Deferred taxes	$370	$352
Asbestos	193	237
Postemployment benefits	43	43
Environmental	12	15
Fair value of derivatives	21
Other	117	113

	$756	$760

J. Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases, and the leased assets are included in PP&E. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. The amount of capital leases reported as capital assets, net of accumulated amortization, was $40 at both December 31, 2002 and 2001.

Under long-term operating leases, minimum annual rentals are $22 in 2003, $16 in 2004, $14 in 2005, $12 in 2006, $10 in 2007, and $40 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $20 due under non-cancelable subleases. Under long-term capital leases, minimum annual rentals are $5 in 2003, $6 in 2004, $2 in 2005, $1 in 2006, $1 in 2007, and $3 thereafter. The present value of future minimum payments on capital leases is $17 with a current obligation of $5. Rental expense (net of sublease rental income of $3 in 2002, $4 in 2001 and $4 in 2000) was $33 in 2002, $34 in 2001 and $36 in 2000.

K. Commitments and Contingent Liabilities

Crown Cork & Seal Company, Inc. (“Crown Cork”) is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation operations and was later merged into Crown Cork.

Prior to 1998, the amounts paid to asbestos claimants were covered by a fund of $80 made available to Crown Cork under a 1985 settlement with carriers insuring Crown Cork through 1976, when Crown Cork became self-insured. Until 1998, the Company considered that the fund was adequate and that the likelihood of exposure in excess of the amount of the fund was remote. This view was based on the Company’s analysis of

Crown Holdings, Inc.

its potential exposure, the balance available under the 1985 settlement, historical trends and actual settlement ranges. However, an unexpected increase in claims activity, along with several larger group settlements, caused the Company to reevaluate its position.

Each quarter, the Company reviews and analyzes its claim experience, settlement trends, changes in the litigation environment and other factors to determine the adequacy of its asbestos accruals. In each of the years 2000 to 2002, the Company has engaged an expert in the field of medical demographics to perform an independent evaluation of the Company’s potential asbestos liability. Adjustments to the asbestos accrual are made based on changes to the above-mentioned factors after consultation with the Company’s expert and legal counsel.

During 2002, 2001 and 2000, respectively, Crown Cork (i) received 36,000, 53,000 and 44,000 new claims, (ii) settled or dismissed 43,000, 31,000 and 40,000 claims, and (iii) has 59,000, 66,000 and 44,000 claims outstanding at the end of the respective years. The outstanding claims at December 31, 2002 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes, based on counsel’s advice, will not, in the aggregate, involve any material liability. During 2001, one jurisdiction accounted for 25,000 claims received, 17,000 of which were settled for $4 in 2001.

During 2002, 2001 and 2000, respectively, the Company (i) recorded pre-tax charges of $30, $51 and $255 to increase its accrual, (ii) made asbestos-related payments of $114, $118 and $94, (iii) settled claims totaling $77, $66 and $100, including amounts committed to be paid in future periods and (iv) had outstanding accruals of $263, $347 and $420 at the end of the year. The 2001 charge of $51 included an allowance of $6 for an insurance receivable.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value. The Company has already paid significantly more for asbestos claims than the acquired company’s asset value. On June 12, 2002, Crown Cork received a favorable ruling from the Philadelphia Court of Common Pleas on its motion for summary judgment regarding the 376 asbestos-related cases pending against it in that court (in re Asbestos Litigation, October Term 1986, Number 001). The plaintiffs claimed that the legislation was procedurally inapplicable and that, if applicable, it violated due process and other clauses of the United States and Pennsylvania constitutions. The plaintiffs’ appeal of that ruling was heard by the Supreme Court of Pennsylvania on October 22, 2002, and a decision could come at any time. An unfavorable decision may require the Company to increase its accrual for pending and future asbestos-related claims.

Based on the updated report of the independent expert, the Company’s own review, and the view of counsel concerning the possible effects of the new legislation described above, the Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims will range between $263 and $502. The accrual balance of $263 at the end of 2002 includes $146 for unasserted claims and $50 for committed settlements that will be paid over time, including $41 in 2003. Historically (1977-2002), Crown Cork estimates that approximately one-quarter of all asbestos claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual and range of potential liability any amounts for settlements by persons alleging first exposure to asbestos after 1964. Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Pennsylvania asbestos legislation described above is expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims. The Company’s accrual includes estimates for probable costs for claims through the year 2012. The upper end of the Company’s estimated range of possible asbestos costs of $502 includes claims beyond that date.

Crown Holdings, Inc.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that these estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s financial position and cash flow.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Actual expenditures for remediation were $2, $4 and $2 in 2002, 2001, and 2000, respectively. The Company’s balance sheet reflects estimated gross remediation liabilities of $14 and $18 at December 31, 2002 and 2001, respectively, and probable recoveries related to indemnification from the sellers of acquired companies and the Company’s insurance carriers of $2 at December 31, 2001.

On March 19, 2003, the European Commission informed the Company that it is in the process of issuing a Statement of Objections alleging that certain of the Company’s European subsidiaries engaged in commercial practices that violated European competition law. The Statement of Objections, which is understood to arise from an investigation of a complaint made by a competitor, alleges that certain food can contracts primarily in the United Kingdom and Ireland during the 1990’s infringed Article 82 of the EC Treaty (abuse of dominant position). The issuance of a Statement of Objections by the Commission is the initial step in formal proceedings. It does not constitute a decision on the merits. Under applicable procedures, the Company will have an opportunity to reply to the Statement of Objections and to contest its allegations at a formal hearing. The Commission will issue its formal decision sometime after the hearing and if it finds that the subsidiaries violated European competition law, the Commission has the authority to require the Company to modify its commercial practices and to levy fines. The Commission’s decision may be appealed to the European Court of First Instance. The Company believes that the allegations against it are without merit and intends to defend its position vigorously. However, because the matter is in its preliminary stages, the Company is unable to predict the ultimate outcome or its impact on the Company.

The Company is also subject to various other lawsuits and claims with respect to matters such as governmental and environmental regulations and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial position of the Company.

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. The Company’s basic raw materials for its products are tinplate, aluminum and resins, all of which are purchased from multiple sources. The Company is subject to material fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurances, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for standby letters of credit and for purchases of capital assets.

At December 31, 2002 the Company has guaranteed future rent payments for properties leased by Constar International. The guarantees represent an accommodation to landlords due to Constar’s divestiture from the Company. The maximum potential liability for these lease payments is $12. The lease agreements expire over the next five years with lease commitments of $4 in 2003, $4 in 2004, $2 in 2005, $1 in 2006 and $1 in 2007.

At December 31, 2002 the Company has certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or business divested. For agreements with defined liability limits the maximum potential amount of future liability is $57. Several agreements outstanding at December 31, 2002 do not provide liability limits. At December 31, 2002, the Company has recorded liabilities of approximately $3 covering these indemnification agreements. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Crown Holdings, Inc.

The Company also has guarantees aggregating to $19 with various governmental agencies within Europe to cover imports and other tax matters.

L. Restructuring

During 2002, the Company provided a net charge of $19 ($15 after tax) for costs associated with (i) the closure of two European food can plants, (ii) the closure of a crown plant and elimination of a crown operation within Europe, (iii) the elimination of a European metal closures operation, (iv) the downsizing of a European specialty plastics operation and (v) the elimination of a plastic bottle operation in China; partially offset by a credit for the reversal of other exit costs recognized in 2001 due to the favorable resolution of a lease termination in a U.S. food can plant. The related severance charges for these actions were associated with the termination of approximately 500 employees, 400 of whom were directly involved in manufacturing operations.

During 2001, the Company provided a net charge of $48 ($46 after tax) for costs associated with (i) the closure of six U.S. food can plants, two European crown operations, a European food can plant and a European PET bottle plant and (ii) severance related to downsizing three plants in Africa; partially offset by a credit for the reversal of severance charges recognized in 2000 for certain restructuring plans which the Company decided not to pursue. The severance charge was associated with the termination of approximately 700 employees, 600 of whom were directly involved in manufacturing operations.

During 2000, the Company provided $52 ($37 after-tax) for costs associated with overhead structure modifications in Europe, the closure of three plants in the Americas division, and the loss on sale of a South American operation to local management. This provision included (i) $42 for severance costs for approximately 1,000 employees, (ii) $5 for lease termination and other exit costs, (iii) $1 for the write-down of assets and (iv) $4 for the loss on sale.

The write-downs of assets were made under announced restructuring plans, as the carrying values exceeded the Company’s estimated proceeds from abandonment or disposal. The sale of plant sites may require more than one year to complete due to preparations for sale, such as site cleanup and buyer identification, as well as market conditions and the location of the properties.

Balances remaining in the reserves included provisions for current year actions as well as for contracts or agreements for which payments from prior restructuring actions are extended over time. This includes employee-related agreements with unions and governmental agencies as well as lease arrangements with landlords. The balance of the restructuring reserves (excluding asset write-downs that were recorded as a reduction to the related asset accounts) were included in accounts payable and accrued liabilities. The components of the restructuring reserve and movements within these components during 2001 and 2002 were as follows:

Crown Holdings, Inc.

	Termination Benefits	Other Exit Costs	Asset Write- downs	Total

Balance at January 1, 2001	$24	$8		$32
Provisions - 2001	14	14	$20	48
Payments - 2001	(28)	(5)		(33)
Transfer against assets			(20)	(20)
Other movements*	(2)	(3)		(5)

Balance at December 31, 2001	8	14		22
Provisions - 2002	13	(2)	8	19
Payments - 2002	(11)	(4)		(15)
Transfer against assets			(8)	(8)
Other movements*	(1)	(3)		(4)

Balance at December 31, 2002	$9	$5		$14

* Includes translation adjustments

During 2002, severance payments were made related to the termination of approximately 500 employees, 400 of whom were involved in direct manufacturing operations. The remaining termination benefits of $9 are expected to be paid in 2003.

M. Asset Impairments and Loss/Gain on Sale of Assets

During 2002, the Company recorded pre-tax charges of $247 ($258 after tax) for losses from divestitures of businesses, the sale of assets, and asset impairments outside of restructuring programs. During the fourth quarter of 2002, Constar International Inc. (“Constar”), the Company’s wholly-owned subsidiary, completed its initial public offering. The Company retained a 10.5% interest in Constar with a carrying value of $30, received net proceeds of $460, and recorded a loss of $213 on the portion sold. The Company also completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, its 15% shareholding in Crown Nampak (Pty) Ltd., and certain businesses in Central and East Africa. The Company received total proceeds of $201 and recorded total pre-tax losses of $26 on these divestitures. In addition to the business divestitures, the Company sold various other assets, primarily real estate, for total proceeds of $45 and a pre-tax gain of $11. The Company also recorded asset impairment charges of (i) $10 to write-off certain surplus assets in the U.S. due to the Company’s assessment that their carrying value will not be recovered based on current operating plans, (ii) $4 to write-down the assets of a U.S. operation the Company is considering for sale or closure, (iii) $3 to write-down the value of surplus U.S. real estate the Company has for sale, and (iv) $2 to write-off the carrying value of other assets.

During 2001, the Company recorded a net charge of $213 ($208 after-tax) for noncash asset impairment charges and gains from asset sales. Of the total impairment charge, $204 arose from the Company’s planned divestitures of certain interests in Africa, including $71 for the reclassification of cumulative translation adjustments to earnings. The remaining impairment charge of $11 was due to the write-down of surplus equipment. The sale of surplus properties generated proceeds of $28 and a net gain of $2.

A charge of $27 ($20 after-tax) was recorded in 2000 for the noncash write-off of a minority interest in a machinery company and an investment in Moldova and for losses on the sale of various assets. The investment write-offs were due to uncertainty regarding the ultimate recovery of these investments. The asset sales provided proceeds of $28.

Crown Holdings, Inc.

N. Capital Stock

In connection with its refinancing and reorganization, as discussed in Note Q, Crown Cork & Seal Company, Inc. formed a new public holding company, Crown Holdings, Inc. in February 2003. Crown Cork & Seal Company, Inc. is now a wholly-owned subsidiary of Crown Holdings, Inc. Shareholders of Crown Cork & Seal Company, Inc. became shareholders of Crown Holdings, Inc. and have the same number of shares and percentage of ownership and the same rights, privileges and interests with respect to Crown Holdings, Inc. that they held in Crown Cork & Seal Company, Inc. immediately prior to the reorganization. The conversion of shares of Crown Cork & Seal Company, Inc. into shares of Crown Holdings, Inc. occurred without the physical exchange of certificates, and certificates formerly representing shares of Crown Cork & Seal Company, Inc. are deemed to represent shares of Crown Holdings, Inc. The common stock of Crown Holdings, Inc. continues to be publicly traded under the symbol “CCK” on the New York Stock Exchange.

During 2002, the Company entered into privately negotiated debt-for-equity exchanges with holders of its outstanding notes and debentures. The Company exchanged 33,386,880 shares of its common stock with a market value of $250 for debt with a face value of $271 and accrued interest of $7 and recognized a gain of $28.

During January 2003, the Company exchanged an additional 5,386,809 shares of its common stock for debt and related accrued interest, totaling $43.

During 2001, loans made in prior years to certain executive officers to purchase shares of the Company’s common stock were partially repaid. Upon repayment, $4 was recognized as a credit to paid in capital.

Also during 2001, the Company’s Board of Directors terminated the restricted stock plan for non-employee directors. The plan was replaced by a compensation plan in which the non-employee directors receive a majority of their compensation in the form of company stock. During 2002 and 2001, 68,076 and 101,103 shares, respectively, were issued to the non-employee directors under this new plan.

During 2000, approximately 8.3 million shares of the Company’s 4.5% cumulative convertible preferred stock (“acquisition preferred”) were converted into approximately 7.6 million shares of its common stock. No additional shares of acquisition preferred stock were outstanding at December 31, 2002 and 2001.

Also during 2000, the Company repurchased approximately 3.2 million shares of its common stock for an aggregate cost of $49 under a stock repurchase program approved by the Board of Directors in 1998. The repurchase program has been suspended as the Company’s credit agreement, prohibits the repurchase of common stock except to meet the requirements for its stock-based compensation and savings plans.

The Company’s credit facility prohibits the payment of dividends.

The Board of Directors has the authority to issue, at any time or from time to time, up to 30 million shares of additional preferred stock in one or more classes or series of classes. Such shares of additional preferred stock would not be entitled to more than one vote per share when voting as a class with holders of the Company’s common stock. The voting rights and such designations, preferences, limitations and special rights are subject to the terms of the Company’s Articles of Incorporation, determined by the Board of Directors.

O. Stock Options

As of December 31, 2002, the Company had four stock-based incentive compensation plans, 1990, 1994, 1997 and 2001. Stock-based compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”) and may be subject to the achievement of certain performance goals as determined by the Plan Committee so designated by the Company’s Board of Directors. There have been no issuances of deferred stock or SARs under any of the plans. During 2000, the Company issued 60,000 shares of restricted stock from the 1997 plan. As of

Crown Holdings, Inc.

December 31, 2002, no further option grants are available under the 1990, 1994 and 1997 plans. Option grants under the 2001 plan are available through February 2006. Options outstanding at December 31, 2002 include grants from all four plans discussed above.

Stock options granted during 2002 generally have a maximum term of ten years and vest over two years. The maximum number of shares of the Company’s common stock authorized for issuance was 6,000,000 under the 2001 plan.

A summary of stock option activity is as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at January 1	12,617,139	$22.11	7,503,437	$36.70	7,433,760	$38.33
Granted	1,820,000	5.33	5,907,469	5.17	873,738	22.14
Exercised	(279,750)	4.39
Canceled	(1,269,582)	30.48	(793,767)	34.01	(804,061)	35.98

Options outstanding
at December 31	12,887,807	$19.30	12,617,139	$22.11	7,503,437	$36.70

Options exercisable
at December 31	8,629,800	$25.43	7,251,160	$31.15	4,222,630	$40.84
Options available for
grant at December 31	1,361,375		2,994,725		2,540,819

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.00 to $ 4.25	3,584,875	8.3	$4.25	1,748,875	$4.25
$ 4.31 to $ 5.30	1,782,394	9.1	5.30	440,250	5.30
$ 5.49 to $ 7.44	1,647,000	7.3	7.43	940,500	7.44
$16.00 to $22.25	1,682,638	7.0	21.02	1,472,400	21.20
$23.94 to $43.13	1,484,825	4.5	33.10	1,321,700	33.47
$44.13 to $54.38	2,706,075	3.8	47.03	2,706,075	47.03

	12,887,807	6.7	$19.30	8,629,800	$25.43

The fair value of each stock option has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Risk-free interest rate	2.4%	4.5%	5.0%
Expected life of option (years)	4.0	5.9	5.4
Expected stock price volatility	74.5%	58.0%	36.8%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted average grant-date fair values for options granted during 2002, 2001 and 2000 were $2.98, $3.36, and $13.07, respectively.

Crown Holdings, Inc.

P. Debt

	2002	2001

Short-term debt (1)
U.S. dollar bank loans/overdrafts	$16	$416
Other currency bank loans/overdrafts	38	48

Total short-term debt	$54	$464

Long-term debt
U.S. Dollars:
Credit facility borrowings (2)	$1,576	$1,402
Private placements:
7.54% due 2005	76	105
Senior notes and debentures:
7.13% due 2002		350
6.75% due 2003 (3)	393	400
6.75% due 2003	195	200
8.38% due 2005	208	300
7.00% due 2006 (3)	300	300
8.00% due 2023	200	200
7.38% due 2026	350	350
7.50% due 2096	150	150
Other indebtedness: rates in 2002 ranging from
1.82% to 8.10%, due 2003 through 2015	27	60

	3,475	3,817

Other currencies:
Credit facility borrowings (2)	100	741
6.00% Euro Bond due 2004	314	266
Other indebtedness in various currencies
(average rates in 2002 ranging from
3.25% to 15.9%), due 2003 through 2007	94	13
Capital lease obligations in various currencies	17	19

Total long-term debt	4,000	4,856
Less: current maturities	(612)	(381)

Long-term debt, less current maturities	$3,388	$4,475

(1)	The weighted average interest rates for bank loans and overdrafts outstanding during 2002, 2001 and 2000 were 4.8%, 5.7% and 7.0%, respectively.
(2)	A committed $2,266 and $2,500 multicurrency revolving credit facility was in place at December 31, 2002 and December 31, 2001, respectively. At December 31, 2002, $479 was available under the credit facility. At December 31, 2002, the credit facility was reported as long-term, reflecting the Company’s intent and ability to refinance these borrowings. See Note Q for details of the Company’s 2003 debt refinancing. The weighted average interest rate for the credit facility outstanding during 2002 and 2001 was 4.8% and 6.5%, respectively.
(3)	On December 12, 1996, two wholly-owned finance subsidiaries located in the United Kingdom and France sold public debt securities that were fully and unconditionally guaranteed by the Company on a joint and several basis. The face value of the notes bear interest ranging from 6.75% to 7.0%. The offerings by the subsidiaries, amounting to $700, were simultaneously converted into fixed rate, 8.28% Sterling and 5.75% Euro obligations through cross-currency swaps with various counterparties. In May, 2000, the cross-currency swap on the Euro obligation was converted to a floating rate instrument with a coupon rate of EURIBOR less .89%. At December 31, 2002, the equivalent rate was 2.05%.

Based on long-term debt outstanding at December 31, 2002, aggregate maturities for the five years subsequent to 2002 are $2,357, $350, $305, $321 and $20, respectively. See Note Q for the impact on debt maturities from the Company’s 2003 debt refinancing. Cash payments for interest during 2002, 2001 and 2000 were $333, $469 and $385, respectively, (including amounts capitalized of $1 for 2001 and 2000).

Crown Holdings, Inc.

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $3,614 at December 31, 2002.

During 2002, the Company entered into privately negotiated debt-for-equity exchanges with holders of its outstanding notes and debentures as discussed in Note N.

In 2001, the Company amended and restated its $2,500 multicurrency revolving credit facility and obtained a new $400 term loan. The amended and restated credit facility bears interest at LIBOR plus 2.5% and the maturity date was extended from February 4, 2002 to December 8, 2003. The term loan was repaid during 2002. In accordance with the terms of the credit facility, the commitment was reduced to $2,266 as of December 31, 2002, using proceeds of $234 from certain asset sales. At December 31, 2002, there were outstanding letters of credit of $133 including $111 which reduced the borrowings available under the credit facility.

Q. Debt Refinancing

On February 26, 2003, the Company completed a refinancing and formed Crown Holdings, Inc. (“Crown” or “the Company”) as a new public holding company. The formation of Crown Holdings, Inc is more fully described in Note N.

The proceeds from the refinancing consisted of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, €285 ($306 equivalent) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, a $504 first priority term loan due in 2008 and a new $550 first priority revolving credit facility due in 2006.

The proceeds of $2,620 from the senior secured notes and the term loan, and $198 of borrowings under the new $550 credit facility, were used to repay the existing credit facility, to repurchase $568 of the Company’s outstanding unsecured notes, and to pay fees and expenses associated with the refinancing. The remaining proceeds of $344 were placed in accounts as collateral for the senior secured notes, the term loan and the revolving credit facility, and may only be used to repurchase or retire existing unsecured notes.

Immediately after the refinancing and debt-for-equity exchanges, discussed in Note N, and excluding the credit facility, which matures in 2006, aggregate maturities for long-term debt for the five years subsequent to 2002 are $319, $175, $233, $339 and $45, respectively.

The secured notes are senior obligations of Crown European Holdings SA (“CEH”), an indirect wholly-owned subsidiary, and are guaranteed on a senior basis by Crown, Crown Cork & Seal Company, Inc. (“Crown Cork”), substantially all other U.S. subsidiaries, and certain subsidiaries in the U.K., Canada, France, Germany, Mexico, Switzerland and Belgium. The holders of the notes have second and third priority liens on assets of certain of the guarantor subsidiaries and the stock of Crown Cork. CEH may redeem all or some of the second priority secured notes at any time prior to March 2007 and the third priority secured notes at any time prior to March 2008 by paying a make-whole premium. Thereafter, CEH may redeem some or all of the secured notes at redemption prices initially representing a premium to principal equal to one-half of the applicable interest rate on the notes, declining annually thereafter. At any time prior to March 2006, CEH may redeem up to 35% of each of the secured notes with the net cash proceeds of certain equity offerings of capital stock of Crown that are used to capitalize CEH. CEH is also required to make an offer to purchase the secured notes upon the occurrence of certain change of control transactions or asset sales. The note indentures contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.

CEH and the guarantors of the secured notes entered into an agreement to file a registration statement for a registered exchange of the secured notes. If CEH and the guarantors do not comply with their obligations under the registration rights agreement, they may be obligated to pay additional interest on the secured notes until the default is cured.

Crown Holdings, Inc.

The $504 first priority term loan facility is payable in annual installments equal to 5.0% of the original principal amounts, beginning January 15, 2004, with a final payment due in 2008. The maturity is accelerated to September 2006 in the event that Crown’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006. The term loans include $450 of borrowings in U.S. dollars by Crown Cork & Seal Americas, Inc. (“Crown Americas”), and $54 equivalent of €50 in borrowings by CEH and bear interest at LIBOR plus 4.25%. The U.S. dollar loans are guaranteed by Crown, Crown Cork, and substantially all other U.S. subsidiaries, and are collateralized by substantially all assets of the U.S. guarantor subsidiaries. The euro loans are guaranteed by Crown, Crown Cork and substantially all other U.S. subsidiaries and by certain subsidiaries in the U.K., Canada, France, Germany, Mexico, Switzerland and Belgium. The euro loans are collateralized by substantially all assets of the U.S. guarantor subsidiaries and assets of certain of the non-U.S. guarantor subsidiaries. The revolving credit facility contains the same guarantee and collateral provisions as the term loan facility and bears interest at LIBOR plus 4.0%. All guarantees are full and unconditional on a joint and several basis.

The term loan and revolving credit facilities contain financial covenants including an interest coverage ratio, a fixed charge coverage ratio, a net leverage ratio, a first lien net leverage ratio, and a cash-inflows to cash-outflows ratio of each of Crown Americas and CEH. The facilities are mandatorily prepayable with the proceeds from certain asset sales, certain insurance recoveries on asset losses, debt issuances, equity issuances and excess cash flows.

R. Derivative Financial Instruments

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments. These instruments involve little complexity and are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to them in the financial markets and its ability to utilize other methods, such as exposure netting for foreign exchange risk, to effectively achieve its goal of risk reduction. The Company enters into only those contracts that it considers appropriate for the conduct of its business. To limit its exposure to credit risk from counterparties, the Company diversifies the counterparties used and monitors the concentration of risk. Counterparties to these contracts are major financial institutions.

The derivative financial instruments used are primarily swaps and forwards. The Company enters into foreign exchange contracts to reduce the effects of fluctuations in foreign currency exchange rates on its assets, liabilities, firm commitments and anticipated transactions. The Company has not in the past hedged its exposure to foreign currency translation adjustments on its non-U.S. net assets because local cash flows are generally reinvested within the operations that generate them and, where possible, borrowings are obtained in the local currency. The Company enters into interest rate and cross-currency swaps to reduce interest rate risk and to modify the characteristics of its outstanding debt. The Company, to a lesser extent, enters into commodity forwards that are used in combination with commercial supply agreements to minimize exposure to significant price fluctuations in the basic raw materials for its products.

The Company formally documents all relationships between its hedging instruments and hedged items, as well as its risk management objective and strategy for establishing various hedge relationships. The Company formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative instrument is highly effective in offsetting changes in the fair values or cash flows of the hedged item.

Cash Flow Hedges. The Company designates certain derivative instruments as cash flow hedges of anticipated purchases or sales, including certain foreign currency denominated intercompany transactions. The objective of these hedges is to protect functional currency cash flows from the effects of volatility in interest and foreign exchange rates and commodity prices. For hedges of anticipated cash flows outstanding during the year, the ineffective portion of these hedges was not material and no components of the hedge instruments were excluded from the measurement of hedge effectiveness.

Crown Holdings, Inc.

The Company has designated two cross-currency swaps to hedge long-term U.S. dollar debt in the U.K. The combined notional value of the swaps of $500 corresponds to the combined notional value of the hedged debt. The swaps convert fixed rate U.S. dollar debt into fixed rate sterling debt. The swaps have been highly effective in reducing the related risk. The fair value of these swaps at December 31, 2002 and 2001 were $22 and $58 and were reported in noncurrent assets within the Consolidated Balance Sheets.

The Company has also designated foreign exchange swaps and forwards and commodity forwards as cash flow hedges of anticipated foreign exchange and commodity transactions. Contracts outstanding at December 31, 2002 mature between one and thirty-six months. The fair value of these contracts at December 31, 2002 and 2001 were credits of $4 and $3 and were reported in current liabilities and current assets within the Consolidated Balance Sheets.

Fair values for outstanding derivative instruments that are designated as cash flow hedges are accumulated in other comprehensive income in shareholders’ equity. The fair values are released to earnings when the related hedged items impact earnings. The changes in accumulated other comprehensive income associated with derivative hedging activities during the twelve months ended December 31, 2002 and 2001 were as follows:

	2002	2001

Balance at January 1	($4)
Transition adjustment upon adoption of
FAS 133, net of tax		($18)
Current period changes in fair value, net of tax	(30)	21
Reclassifications to earnings, net of tax	36	(7)

Balance at December 31	$2	($4)

The current period changes in fair value accumulated in other comprehensive income primarily reflect the impact of a weaker U.S. dollar and declining market interest rates. The reclassification to earnings includes the transfer of foreign exchange adjustments on the remeasurement of U.S. dollar debt into sterling at rates in effect at December 31, 2002 and 2001, respectively; interest, paid or to be paid, appropriately discounted at current market rates; and, to a lesser extent, net losses from maturing commodity contracts. During the next twelve months ending December 31, 2003, a net charge of approximately $6 (net of tax) is expected to be reclassified to earnings. This net charge includes the fair values of maturing commodity contracts and the payment and accrual of interest related to the cross-currency swaps. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions or the impact of the debt refinancing discussed in Note Q. No amounts were reclassified to earnings during 2002 in connection with forecasted transactions that were no longer considered probable.

Fair Value Hedges. The Company designates certain derivative financial instruments as fair value hedges of recognized assets, liabilities, and unrecognized firm commitments. The objective of these hedges is to protect the functional currency values of the recognized assets, liabilities and unrecognized firm commitments from the effects of volatility in interest rates and foreign exchange rates that might occur prior to their conversion into the functional currency. In the measurement of hedge effectiveness for fair value hedges, the Company excludes the time value component of the instrument for recognized assets and liabilities, but includes it for firm commitments. Amounts excluded from the assessment and measurement of hedge effectiveness were reported in earnings and amounted to less than $1 before income taxes.

The Company has designated a cross-currency swap to hedge long-term U.S. dollar debt in France. The swap converted fixed rate U.S. dollar debt into variable rate euro debt indexed to EURIBOR. At December 31, 2002, the notional value of the swap was $200 and the notional value of the debt was $193. The decline in the debt notional value was the result of debt-for-equity exchanges as discussed in Note N. The hedge ineffectiveness resulting from this difference in notional value was not material and was reported as interest expense within the Consolidated Statements of Operations. The fair value of the swap at December 31, 2002 was a credit of $22 compared to a charge of $18 at December 31, 2001. The fair values at December 31, 2002 and 2001

Crown Holdings, Inc.

were reported in noncurrent liabilities and noncurrent assets, respectively, in the Consolidated Balance Sheets. Changes in the fair value of the swap during 2002 were reported in earnings along with changes in the fair value of the debt, including the foreign exchange adjustments from the remeasurement of the debt. The impact on earnings from the swap during 2002 was a charge of $2 and was reported as interest expense in the Consolidated Statements of Operations.

The Company designates certain foreign currency forward exchange contracts as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and intercompany debt, and unrecognized foreign-denominated firm commitments. At December 31, 2002 the fair values of these contracts were not material and were reported in current assets or current liabilities consistent with the classification of the hedged items. There was no impact on earnings in 2002 from a hedged firm commitment that no longer qualified as a fair value hedge.

S. Earnings Per Share (“EPS”)

The following table summarizes the basic and diluted earnings per share computations for 2002, 2001 and 2000:

	2002	2001	2000

Loss before cumulative
effect of a change in accounting	($191)	($976)	($174)
Cumulative effect of a change
in accounting, net of tax	(1,014)	4
Preferred stock dividends		(2)

Net loss available to common shareholders	($1,205)	($972)	($176)

Weighted average shares outstanding:
Basic	143.8	125.6	125.7
Dilutive effect of employee stock options *

Diluted	143.8	125.6	125.7

Basic and diluted loss per share:
Before cumulative effect of a change in accounting	($1.33)	($7.77)	($1.40)
Cumulative effect of a change in accounting	(7.05)	.03

Net loss	($8.38)	($7.74)	($1.40)

*	Potentially dilutive common stock equivalents resulting from the assumed exercise of dilutive stock options, amounting to 1.2 million in 2002, and the assumed conversion of weighted average outstanding preferred stock, amounting to 1.3 million in 2000, were excluded because they would have been anti-dilutive.

Basic EPS excludes all potentially dilutive securities and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise and conversion of potentially dilutive securities, including stock options and convertible preferred stock, in periods when they are not anti-dilutive; otherwise, it is the same as basic EPS.

Common shares contingently issuable upon the exercise of outstanding stock options, amounting to 8.0 million in 2002, 11.9 million in 2001 and 7.7 million in 2000, were excluded from the computation of diluted earnings per share because the exercise prices of the then outstanding options were above the average market price for the related periods.

As discussed in Note N, the acquisition preferred stock was mandatorily converted into common shares during 2000.

Crown Holdings, Inc.

T. Pensions and Other Retirement Benefits

Pensions. The Company sponsors various pension plans, covering substantially all U.S. and Canadian and some non-U.S. and non-Canadian employees, and participates in certain multi-employer pension plans. The benefits under these plans are based primarily on years of service and the employees’ remuneration near retirement. Contributions to multi-employer plans in which the Company and its subsidiaries participate are determined in accordance with the provisions of negotiated labor contracts or applicable local regulations. The Company’s objective in funding its pension plans is to accumulate funds sufficient to provide for all accrued benefits. In certain countries the funding of pension plans is not a common practice, so the Company has some plans which are not funded.

Plan assets of Company-sponsored plans of $2,832 consist principally of common stocks, fixed income securities and other investments, including $49 of the Company’s common stock.

The 2002, 2001 and 2000 components of pension expense/(income) were as follows:

U.S.	2002	2001	2000

Service cost	$9	$9	$8
Interest cost	85	88	91
Expected return on plan assets	(76)	(98)	(127)
Recognized actuarial loss/(gain)	37	18	(2)
Recognized prior service cost	2	2	2

Total pension expense/(income)	$57	$19	($28)

Non-U.S.
Service cost	$25	$27	$28
Interest cost	125	132	136
Expected return on plan assets	(192)	(227)	(227)
Recognized actuarial loss	19	3	2
Recognized prior service cost	(7)
Cost attributable to plant closings			3

Total pension income	($30)	($65)	($58)

Additional pension expense of $4, $4 and $5 was recognized in 2002, 2001 and 2000, respectively, for non-Company sponsored plans.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,212, $1,190 and $736, respectively, as of December 31, 2002, and $1,229, $1,203 and $844, respectively, as of December 31, 2001.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets was $234, $212 and $98, respectively, as of December 31, 2002 and $199, $181 and $94, respectively, as of December 31, 2001.

Changes in the benefit obligations and plan assets for 2002 and 2001 were as follows:

Crown Holdings, Inc.

Change in Benefit Obligation	2002	2001

U.S.
Benefit obligation at January 1	$1,229	$1,198
Service cost	9	9
Interest cost	85	88
Plan participants' contributions	1	1
Amendments		1
Settlements	(52)	(9)
Special termination benefits		5
Actuarial loss	61	60
Benefits paid	(121)	(124)

Benefit obligation at December 31	$1,212	$1,229

	2002	2001

Non-U.S.
Benefit obligation at January 1	$1,955	$1,942
Service cost	25	27
Interest cost	125	132
Plan participants' contributions	8	7
Amendments	(65)
Settlements	(1)
Actuarial (gain)/loss	(86)	10
Benefits paid	(103)	(104)
Foreign currency exchange rate changes	202	(59)

Benefit obligation at December 31	$2,060	$1,955

Change in Plan Assets	2002	2001

U.S.
Fair value of plan assets at January 1	$844	$1,009
Actual return on plan assets	(68)	(131)
Employer contributions	125	98
Plan participants' contributions	1	1
Settlements	(45)	(9)
Benefits paid	(121)	(124)

Fair value of plan assets at December 31	$736	$844

Plan assets less than benefit obligation	($ 476)	($ 385)
Net transition obligation	6	6
Unrecognized actuarial loss	774	639
Unrecognized prior service cost	12	16

Net amount recognized	$316	$276

Amounts recognized in the balance sheet consist of:

Accrued benefit liability	($456)	($361)
Intangible asset	19	23
Accumulated other comprehensive income	753	614

Net amount recognized	$316	$276

Additional minimum pension liabilities of $772 and $637 have been recognized at December 31, 2002 and 2001, respectively. The U.S. settlement in 2002 relates to the Constar offering as discussed in Note M. An obligation for special termination benefits were recorded in 2001 related to the closure of a U.S. food can plant. Settlements in 2001 occurred in the Company’s executive retirement plan.

Crown Holdings, Inc.

Change in Plan Assets	2002	2001

Non-U.S.
Fair value of plan assets at January 1	$1,979	$2,284
Actual return on plan assets	(6)	(161)
Employer contributions	19	20
Plan participants' contributions	8	7
Benefits paid	(103)	(104)
Foreign currency exchange rate changes	199	(67)

Fair value of plan assets at December 31	$2,096	$1,979

Plan assets in excess of benefit obligation	$36	$24
Unrecognized actuarial loss	617	473
Unrecognized prior service cost	(53)	9

Net amount recognized	$600	$506

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost	$672	$565
Accrued benefit liability	(143)	(117)
Intangible asset	9	7
Accumulated other comprehensive income	62	51

Net amount recognized	$600	$506

Additional minimum pension liabilities of $71 and $58 have been recognized at December 31, 2002 and 2001, respectively. The weighted average actuarial assumptions for the Company’s pension plans were as follows:

U.S.	2002	2001	2000

Discount rate	6.8%	7.3%	7.8%
Compensation increase	3.0%	3.5%	3.5%
Long-term rate of return	9.5%	10.0%	10.5%

Non-U.S.
Discount rate	6.9%	6.5%	7.2%
Compensation increase	4.4%	4.4%	5.2%
Long-term rate of return	9.2%	10.5%	10.5%

For 2003 the Company is lowering its expected rate of return on plan assets to 9.0% in the U.S. and Canada from 9.5% in 2002, and to 8.5% in the U.K. from 9.25% in 2002.

Other Postretirement Benefit Plans. The Company sponsors unfunded plans to provide health care and life insurance benefits to pensioners and survivors. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. Life insurance benefits are generally provided by insurance contracts. The Company reserves the right, subject to existing agreements, to change, modify or discontinue the plans.

Crown Holdings, Inc.

The components of the net postretirement benefit cost were as follows:

	2002	2001	2000

Service cost	$3	$5	$4
Interest cost	47	47	45
Recognized prior service cost	(1)	(1)	(2)
Recognized actuarial loss	4
Loss attributable to plant closings		2

Net periodic benefit cost	$53	$53	$47

The following provides the components of the changes in the benefit obligation, and reconciles the obligation to the amount recognized:

	2002	2001

Benefit obligations at January 1	$677	$633
Service cost	3	5
Interest cost	47	47
Amendments	(8)
Special termination benefits		3
Settlements	(10)
Actuarial loss	76	48
Benefits paid	(65)	(58)
Foreign currency exchange rate changes	2	(1)

Benefit obligation at December 31	722	677
Unrecognized actuarial loss	(176)	(109)
Unrecognized prior service cost	12	5

Net amount recognized	$558	$573

The U.S. settlement in 2002 relates to the initial public offering of Constar as discussed in Note M. Special termination benefits were incurred in 2001 for the closing of a U.S. food can plant.

The health care accumulated postretirement benefit obligation was determined at December 31, 2002 and 2001 using health care trend rates of 10.2% and 8.5%, respectively, decreasing to 5.0% and 4.9% over seven years. The assumed long-term rate of compensation increase used for life insurance was 3.5% at both December 31, 2002 and 2001. The discount rate was 6.8% and 7.2% at December 31, 2002 and 2001, respectively. Changing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit obligation by approximately $47 and the total of service and interest cost by $5.

Employee Savings Plan. The Company sponsors a Savings Investment Plan which covers substantially all domestic salaried employees who are 21 years of age. The Company matches up to 1.5% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2002 and 2001 were 132,905 and 606,657, respectively, and the Company’s contributions were less than $1 in both years.

Crown Holdings, Inc.

U. Income Taxes

Pre-tax income/(loss) for the years ended December 31 was taxed under the following jurisdictions:

	2002	2001	2000

U.S.	($324)	($372)	($398)
Foreign	179	(72)	181

	($145)	($444)	($217)

The provision/(benefit) for income taxes consists of the following:

Current tax provision/(benefit):
U.S. Federal	($10)		$1
State and foreign	71	$48	37

	61	48	38

Deferred tax provision/(benefit):
U.S. Federal	(26)	452	(128)
State and foreign	(5)	28	32

	(31)	480	(96)

Total	$30	$528	($58)

During 2002, the Company created U.S. tax losses that will be used to recover $13 of U.S. federal taxes paid in prior years. Also during 2002, the Company used prior year tax losses to recover $24 of U.S. federal taxes paid in prior years. As of December 31, 2002, there are no additional recoveries available for U.S. federal taxes paid in prior years. During 2001, the Company established a valuation allowance of $659 to fully reserve its net U.S. deferred tax assets as of December 31, 2001. This allowance included a charge of $452 as shown in the table above for pre-2001 deferred tax assets, $114 for benefits not recognized on current-year losses, and $93 for the deferred tax on the 2001 addition to the minimum pension liability. The federal provision of $452 included a charge of $122 for deferred tax assets that were set up for prior years’ additional minimum pension liability. In the event that the minimum pension liability is substantially eliminated in future periods, the Company will recognize an income tax benefit of $122.

The provision/(benefit) for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following differences:

	2002	2001	2000

U.S. statutory rate at 35%	($51)	($155)	($76)
Non-U.S. operations at different rates	(11)	(14)	(23)
Amortization of goodwill		39	40
Valuation allowance	(30)	588
Impairment loss on African subsidiaries		71
Sale of businesses	119
Other items, net	3	(1)	1

Income tax provision/(benefit)	$30	$528	($58)

During 2002, the Company incurred pre-tax losses of $247 on the sale of various assets and businesses, primarily the sale of 89.5% of its interest in Constar and the sale of its European pharmaceutical packaging business. Due to the difference in the book and tax basis of these businesses, primarily due to goodwill, the Company incurred tax charges on these sales. The effect of these charges is included in the sale of businesses caption.

Crown Holdings, Inc.

The valuation allowance caption in 2002 includes $24 for the recovery of U.S. federal taxes paid in prior years as discussed above, and other adjustments of $6. The caption also includes a credit of $20 for tax contingencies resolved in the U.S. and a charge of $20 for a tax contingency which arose in Europe. The valuation allowance caption for 2001 includes $566 for the current and prior year U.S. deferred tax assets and $22 for other adjustments, and for 2000 includes a benefit for the reduction of reserves for tax contingencies, offset by a net charge for valuation allowance adjustments, totaling less than $1. The impairment loss on African subsidiaries caption includes the non-deductible write-off of goodwill and accumulated foreign currency translation adjustments. Further information on this impairment loss is included in Note M.

The Company paid taxes, net of refunds, of $22, $54 and $43 in 2002, 2001 and 2000, respectively.

The components of deferred tax assets and liabilities at December 31, were:

	2002		2001

	Asset	Liability	Asset	Liability

Depreciation		$243		$303
Tax loss and credit carryforwards	$366		$428
Postretirement and postemployment benefits	208		203
Pensions		35		23
Asbestos	92		121
Inventories		16		14
Accruals and other	63	36	126	57

	729	330	878	397
Valuation allowance	(695)		(766)

	$34	$330	$112	$397

Prepaid expenses and other current assets included $17 and $12 of deferred tax assets at December 31, 2002 and 2001, respectively.

Carryforwards of $6 expire over the next five years; $227 expire in years six through twenty; and $133 can be utilized over an indefinite period.

The valuation allowance of $695 included $53 which, if reversed in future periods, will reduce goodwill.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $719 and $816 as of December 31, 2002 and 2001, respectively. Management has no plans to distribute such earnings in the foreseeable future.

V. Segment Information

The Company is organized on the basis of geographic regions with three reportable operating segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada and South and Central America. Europe includes Europe, Africa and the Middle East. Although the economic environments within each of these reportable segments are quite diverse, they are similar in the nature of their products, the production processes, the types or classes of customers for products and the methods used to distribute products. Asia-Pacific, although below reportable segment thresholds, has been designated as a reportable segment because considerable review is made of this region for the allocation of resources. Each segment is an operating division within the Company with a President who reports directly to the Chief Executive Officer of the Company. “Corporate” includes Corporate Technology and headquarters costs.

The Company evaluates performance and allocates resources based on segment income. Segment income is defined by the Company as net sales less cost of products sold, depreciation and amortization, selling and administrative expense and provision for restructuring. The accounting policies for each reportable segment are the same as those described in Note A.

Crown Holdings, Inc.

The tables below present information about operating segments for the years ended December 31, 2002, 2001 and 2000:

	December 31, 2002
	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$3,227	$3,235	$330		$6,792
Depreciation & amortization	165	182	20	$8	375
Provision for restructuring	(1)	13	7		19
Segment income/(loss)	220	301	30	(89)	462
Capital expenditures	46	66	2	1	115
Equity investments	40	41		30	111
Deferred tax assets	5	115	8		128
Segment assets	2,144	4,832	321	208	7,505

	December 31, 2001
	Americas	Europe	Asia-Pacific	Corporate	Total
External sales	$3,666	$3,200	$321		$7,187
Depreciation & amortization	212	259	21	$7	499
Provision for restructuring	36	12			48
Segment income/(loss)	71	254	27	(85)	267
Capital expenditures	75	82	6	5	168
Equity investments	34	65			99
Deferred tax assets	5	100	11	1	117
Segment assets	3,364	5,644	388	224	9,620

	December 31, 2000
	Americas	Europe	Asia-Pacific	Corporate	Total
External sales	$3,742	$3,239	$308		$7,289
Depreciation & amortization	209	255	24	$7	495
Provision for restructuring	15	34		3	52
Segment income/(loss)	199	308	22	(83)	446
Capital expenditures	119	132	6	5	262
Equity investments	24	115		3	142
Deferred tax assets	306	113	12	147	578
Segment assets	4,358	6,066	424	311	11,159

Crown Holdings, Inc.

A reconciliation of segment income to consolidated loss before income taxes, minority interests and cumulative effect of a change in accounting for the years ended December 31, 2002, 2001 and 2000 follows:

INCOME	2002	2001	2000

Segment income	$462	$267	$446
Interest expense	342	455	393
Interest income	(11)	(18)	(20)
Provision for asset impairments
and gain/loss on sale of assets	247	213	27
Provision for asbestos	30	51	255
Gain from early extinguishment of debt	(28)
Translation and exchange adjustments	27	10	8

Loss before income taxes, minority interests and
cumulative effect of a change in accounting	($145)	($444)	($217)

For the years ended December 31, 2002, 2001 and 2000, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Sales by major product were:

PRODUCTS	2002	2001	2000

Metal beverage cans and ends	$2,309	$2,349	$2,339
Metal food cans and ends	1,944	2,057	2,135
Other metal packaging	1,113	1,171	1,243
Plastic packaging	1,367	1,550	1,495
Other products	59	60	77

Consolidated net sales	$6,792	$7,187	$7,289

Sales and long-lived assets for the major countries in which the Company operates were:

GEOGRAPHIC
	Net Sales			Long-lived Assets

	2002	2001	2000	2002	2001	2000

United States	$2,528	$2,898	$2,981	$657	$985	$1,103
United Kingdom	842	834	876	340	389	446
France	652	657	690	204	205	242
Other	2,770	2,798	2,742	1,011	1,039	1,178

Consolidated total	$6,792	$7,187	$7,289	$2,212	$2,618	$2,969

W. Condensed Combining Financial Information

In connection with the Company’s refinancing as discussed in Note Q, Crown European Holdings SA, a subsidiary of the Company, issued $2,116 of senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantor information includes substantially all subsidiaries in the United States, the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the three years ended December 31, 2002, 2001 and 2000, and
•	balance sheets as of December 31, 2002 and 2001

are presented on the following pages.

Crown Holdings, Inc.

As presented in the condensed combining balance sheets as of December 31, 2002 and 2001 and receivables sold by certain U.S. and Canadian subsidiaries have been removed from the guarantor column and are included in the Company’s receivables securitization subsidiary in the non guarantor column. Those receivables that have not been resold by the receivables securitization subsidiary remain along with a corresponding intercompany note payable to the guarantor subsidiaries. As of December 31, 2002 and 2001, the receivables securitization subsidiary had a receivables balances of $147 and $257, respectively.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$4,971	$1,821		$6,792
Cost of products sold, excluding
depreciation and amortization		($11)	4,139	1,491		5,619
Depreciation and amortization			274	101		375

Gross profit		11	558	229		798

Selling and administrative expense		(1)	253	65		317
Provision for asbestos			30			30
Provision for restructuring			10	9		19
Provision for asset impairments and
loss/gain on sale of assets		32	223	8	($16)	247
Gain from early extinguishment of debt			(28)			(28)
Net interest expense		19	315	(3)		331
Technology royalty			(22)	22
Translation and exchange adjustments			2	25		27

Loss before income taxes, minority
interests and cumulative effect of
a change in accounting		(39)	(225)	103	16	(145)
Provision for income taxes			1	29		30
Equity earnings/(loss)	($191)	106	(196)		281

Loss before minority interests and
cumulative effect of a change in
accounting	(191)	67	(422)	74	297	(175)
Minority interests, net of equity earnings				(16)		(16)
Cumulative effect of a change
in accounting, net of tax	(1,014)	(894)	(783)	(231)	1,908	(1,014)

Net income/(loss)	($1,205)	($827)	($1,205)	($173)	$2,205	($1,205)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2001
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$5,346	$1,841		$7,187
Cost of products sold, excluding
depreciation and amortization		($13)	4,588	1,488		6,063
Depreciation and amortization			285	101		386

Gross profit		13	473	252		738

Goodwill amortization			88	25		113
Selling and administrative expense		(1)	240	71		310
Provision for asbestos			51			51
Provision for restructuring			40	8		48
Provision for asset impairments and
loss/gain on sale of assets			5	208		213
Net interest expense		14	410	13		437
Technology royalty			(20)	20
Translation and exchange adjustments			1	9		10

Loss before income taxes, minority
interests and cumulative effect of
a change in accounting			(342)	(102)		(444)
Provision for income taxes			492	36		528
Equity earnings/(loss)	($976)	(154)	(138)		$1,268

Loss before minority interests and
cumulative effect of a change
in accounting	(976)	(154)	(972)	(138)	1,268	(972)
Minority interests, net of equity earnings				(4)		(4)
Cumulative effect of a change
in accounting, net of tax	4	4		4	(8)	4

Net income/(loss)	($972)	($150)	($972)	($138)	$1,260	($972)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2000
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$5,498	$1,791		$7,289
Cost of products sold, excluding
depreciation and amortization		($13)	4,563	1,432		5,982
Depreciation and amortization			278	101		379

Gross Profit		13	657	258		928

Goodwill amortization			91	25		116
Selling and administrative expense			240	74		314
Provision for asbestos			255			255
Provision for restructuring			36	16		52
Provision for asset impairments and
loss/gain on sale of assets		129	23	4	($129)	27
Net interest expense		11	369	(7)		373
Technology royalty			(19)	19
Translation and exchange adjustments			2	6		8

Loss before income taxes and minority
interests		(127)	(340)	121	129	(217)
Provision/(benefit) for income taxes		16	(88)	14		(58)
Equity earnings	($174)	108	78		(12)

Loss before minority interests	(174)	(35)	(174)	107	117	(159)
Minority interests, net of equity earnings				(15)		(15)

Net income/(loss)	(174)	(35)	(174)	92	117	(174)
Preferred stock dividends	2					2

Net income/(loss) available to common
shareholders	($176)	($35)	($174)	$92	$117	($176)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

ASSETS
Current assets
Cash and cash equivalents		$1	$139	$223		$363
Receivables		4	278	500		782
Intercompany receivables			53	39	($92)
Inventories			518	261		779
Prepaid expenses and other current assets			64	36		100

Total current assets		5	1,052	1,059	(92)	2,024

Long-term notes and receivables			17	7		24
Intercompany debt receivables		6	589	1,080	(1,675)
Investments			89	22		111
Investments in subsidiaries	($1,399)	1,369	(270)		300
Investments in non-guarantor subsidiaries	1,312	1,168	1,312		(3,792)
Goodwill			1,762	507		2,269
Property, plant and equipment, net			1,493	719		2,212
Other non-current assets			739	126		865

Total	($87)	$2,548	$6,783	$3,520	($5,259)	$7,505

LIABILITIES AND
SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Short-term debt			$23	$31		$54
Current maturities of long-term debt			399	213		612
Accounts payable and accrued liabilities		$7	1,069	465		1,541
Intercompany payables			39	53	($92)
Income taxes		2	41	20		63

Total current liabilities		9	1,571	782	(92)	2,270

Long-term debt, excluding current maturities			2,971	417		3,388
Long-term intercompany debt		271	809	595	(1,675)
Other non-current liabilities			560	196		756
Postretirement and pension liabilities		1	959	22		982
Minority interests				196		196
Commitments and contingent liabilities
Shareholders' equity/(deficit)	(87)	2,267	(87)	1,312	(3,492)	(87)

Total liabilities
and shareholders' equity/(deficit)	($87)	$2,548	$6,783	$3,520	($5,259)	$7,505

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2001
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

ASSETS
Current assets
Cash and cash equivalents			$168	$288		$456
Receivables		$11	321	664		996
Intercompany receivables		1	68	38	($107)
Inventories			591	271		862
Prepaid expenses and other
current assets			74	34		108

Total current assets		12	1,222	1,295	(107)	2,422

Long-term notes and receivables			10	8		18
Intercompany debt receivables		2	784	935	(1,721)
Investments			51	48		99
Investments in subsidiaries	($711)	1,783	(361)		(711)
Investments in non-guarantor subsidiaries	1,515	1,393	1,515		(4,423)
Goodwill, net of amortization			2,935	690		3,625
Property, plant and equipment, net			1,881	737		2,618
Other non-current assets			697	141		838

Total	$804	$3,190	$8,734	$3,854	($6,962)	$9,620

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt			$405	$59		$464
Current maturities of long-term debt			354	27		381
Accounts payable and accrued liabilities		$5	1,157	431		1,593
Intercompany payables			59	48	($107)
Income taxes		2	39	27		68

Total current liabilities		7	2,014	592	(107)	2,506

Long-term debt, excluding current maturities			3,960	515		4,475
Long-term intercompany debt		366	569	786	(1,721)
Other non-current liabilities		1	534	225		760
Postretirement and pension liabilities		1	853	20		874
Minority interests				201		201
Shareholders' equity	$804	2,815	804	1,515	(5,134)	804

Total liabilities
and shareholders' equity	$804	$3,190	$8,734	$3,854	($6,962)	$9,620

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by operating activities			$126	$289		$415

Cash flows from investing activities
Capital expenditures			(59)	(56)		(115)
Proceeds from sale of businesses			637	24		661
Proceeds from sales of property,
plant and equipment			30	15		45
Intercompany investing activities		$148	42	(58)	($132)
Other, net			(6)	6

Net cash provided by/(used for)
investing activities		148	644	(69)	(132)	591

Cash flows from financing activities
Proceeds from long-term debt				87		87
Payments of long-term debt			(217)	(47)		(264)
Net change in short-term debt			(894)	(30)		(924)
Net change in long-term intercompany balances		(147)	305	(158)
Dividends paid			(4)	(128)	132
Common stock issued			3			3
Minority contributions, net of dividends paid				(30)		(30)

Net cash provided by/(used for)
financing activities		(147)	(807)	(306)	132	(1,128)

Effect of exchange rate changes on cash and cash
equivalents			8	21		29

Net change in cash and cash equivalents		1	(29)	(65)		(93)
Cash and cash equivalents at beginning of period			168	288		456

Cash and cash equivalents at end of period		$1	$139	$223		$363

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2001
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by/(used for) operating activities		($10)	($8)	$328		$310

Cash flows from investing activities
Capital expenditures			(134)	(34)		(168)
Proceeds from sales of property,
plant and equipment			19	9		28
Intercompany investing activities		(338)	607	(250)	($19)
Other, net			(3)	(20)		(23)

Net cash provided by/(used for)
investing activities		(338)	489	(295)	(19)	(163)

Cash flows from financing activities
Proceeds from long-term debt				2		2
Payments of long-term debt			(14)	(63)		(77)
Net change in short-term debt			(231)	(166)		(397)
Net change in long-term intercompany balances		348	(566)	218
New term loan borrowing			400			400
Repayment of shareholder notes			4			4
Dividends paid			(2)	(17)	19
Minority contributions, net of dividends paid				5		5

Net cash provided by/(used for)
financing activities		348	(409)	(21)	19	(63)

Effect of exchange rate changes on cash and cash
equivalents			(1)	(9)		(10)

Net change in cash and cash equivalents			71	3		74
Cash and cash equivalents at beginning of period			97	285		382

Cash and cash equivalents at end of period		$0	$168	$288	$0	$456

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2000
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by/(used for) operating activities		$2	($30)	$298		$270

Cash flows from investing activities
Capital expenditures			(207)	(55)		(262)
Acquisition of businesses, net of cash acquired				(11)		(11)
Proceeds from sales of property,
plant and equipment			20	8		28
Intercompany investing activities		250	(141)		($109)
Other, net				(3)		(3)

Net cash provided by/(used for)
investing activities		250	(328)	(61)	(109)	(248)

Cash flows from financing activities
Proceeds from long-term debt				4		4
Payments of long-term debt			(137)	(79)		(216)
Net change in short-term debt			889	(288)		601
Net change in long-term intercompany balances		(252)	(150)	402
Stock repurchased			(49)			(49)
Dividends paid			(130)	(106)	109	(127)
Common stock issued			2			2
Acquisition of minority interests				(81)		(81)
Minority contributions, net of dividends paid				(7)		(7)

Net cash provided by/(used for)
financing activities		(252)	425	(155)	109	127

Effect of exchange rate changes on cash and cash
equivalents				(34)		(34)

Net change in cash and cash equivalents			67	48		115
Cash and cash equivalents at beginning of period			30	237		267

Cash and cash equivalents at end of period		$0	$97	$285	$0	$382

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2002								2001

	First		Second		Third		Fourth		First		Second		Third	Fourth

Net sales	$1,567		$1,789		$1,892		$1,544		$1,658		$1,878		$1,985	$1,666
Gross profit*	171		240		246		141		168		239		219	112
Income/(loss) before cumulative
effect of a change in accounting	(54)		64		71		(272)		(50)		5		(13)	(918)
Cumulative effect of
a change in accouting	(1,014)		4
Net income/(loss)	(1,068	)(1)(2)	64	(3)	71	(4)(5)	(272	)(6)(7)	(46	)(8)(9)	5	(10)(11)	(13)	(918	)(12)(13)

Earnings/(loss) per
average common
share: †
Basic - income/(loss)
before cumulative
effect of a change in
accounting)	($.43)		$.49		$.45		($1.71)		($.40)		$.04		($.10)	($7.30)
Cumulative effect of
a change in
accounting	($8.07)		$.03
Net income/(loss)	($8.50)		$.49		$.45		($1.71)		($.37)		$.04		($.10)	($7.30)
Diluted - income(loss)
before cumulative
effect of a change in
accounting	($.43)		$.48		$.45		($1.71)		($.40)		$.04		($.10)	($7.30)
Cumulative effect of
a change in
accounting	($8.07)		$.03
Net income/(loss)	($8.50	)(1)(2)	$.48	(3)	$.45	(4)(5)	($1.71	)(6)(7)	($.37	)(8)(9)	$.04	(10)(11)	($.10)	($7.30	)(12)(13)
Average common shares
outstanding:**
Basic	125.7		131.1		158.4		159.4		125.6		125.6		125.6	125.7
Diluted	125.7		133.2		159.1		159.4		125.6		125.6		125.6	125.7

Common stock
price range:***
High	$9.14		$12.65		$7.50		$9.21		$9.75		$5.90		$5.04	$3.04
Low	2.55		6.30		3.20		4.01		3.35		2.51		2.00	.83
Close	8.95		6.85		5.25		7.95		4.05		3.75		2.29	2.54

†	Diluted earnings per share for 2002 and 2001 are the same as basic, except for the second quarter of 2002, because common shares contingently issuable upon the exercise of stock options were either not material, inclusion in the calculations would have been anti-dilutive or the grant prices of the then outstanding options were above the average market price for the related periods.
*	The Company defines gross profit as net sales less cost of products sold and depreciation and amortization (excluding goodwill amortization).
**	Average shares for the second, third and fourth quarters of 2002 were impacted by the issuance of shares, 33.4 million, in the second and third quarters, from the exchange of debt and accrued interest for equity.
***	Source: New York Stock Exchange — Composite Transactions
(1)	Includes net after-tax restructuring charges of $2. See Note L for additional details.
(2)	Includes a loss on the sale of businesses of $24 ($32 after taxes or $.25 per share) and a charge of $1,014 for the cumulative effect of a change in accounting from the adoption of FAS 142. See Notes B and M for additional details.
(3)	Includes a gain from the early extinguishment of debt of $25 ($25 after taxes or $.19 per share). See Note N for additional details.

Crown Holdings, Inc.

(4)	Includes net after-tax restructuring charges of $1. See Note L for additional details.
(5)	Includes a loss on the sale of businesses of $3 ($3 after taxes or $.02 per share), a gain from the early extinguishment of debt of $3 ($3 after taxes or $.02 per share), fees related to the Constar offering of $3 ($3 after taxes or $.02 per share) and tax credits from the carryback of U.S. losses of $24 ($.15 per share). See Notes M, N and U for additional details.
(6)	Includes net after-tax restructuring charges of $12. See Note L for additional details.
(7)	Includes an after-tax loss on the sales of Constar and other assets of $221 or $1.39 per share and a provision for asbestos of $30 or $.19 per share. See Notes K and M for additional details.
(8)	Includes net after-tax restructuring charges of $1. See Note L for additional details.
(9)	Includes an after-tax credit of $4 for the cumulative effect of a change in accounting. See Note A for additional details.
(10)	Includes a net after-tax restructuring credit of $1. See Note L for additional details.
(11)	Includes after-tax impairment charges and gain/loss on sale of assets of $2 ($.02 per share).
(12)	Includes after-tax restructuring charges of $44. See Note L for additional details.
(13)	Includes an after-tax net charge of $206 or $1.64 per share for asset impairments and loss/gain on sale of assets, a provision for asbestos of $51 or $.41 per share and tax charges of $510 or $4.06 per share to increase the valuation allowance associated with net U.S. deferred tax assets. See Notes K, M and U for additional details.

Crown Holdings, Inc.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D	COLUMN E

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- Write-Offs	Balance at end of period

For the Year Ended December 31, 2002

Allowances deducted from
assets to which they apply:

Trade accounts receivable	$95	$20		$61	$54

Deferred tax assets	766	(30)	(41)		695

For the Year Ended December 31, 2001

Allowances deducted from
assets to which they apply:

Trade accounts receivable	116	5		26	95

Deferred tax assets	104	574 *	93	5	766

* Includes $452 for pre-2001 U.S. deferred tax assets and $114 for tax benefits not recognized on 2001 U.S. losses.

For the Year Ended December 31, 2000

Allowances deducted from
assets to which they apply:

Trade accounts receivable	48	74 **		6	116

Deferred tax assets	146	(7)		35	104

** Includes $55 for the provisions against bad debts for a U.S. food can customer that has filed a voluntary Chapter 11 bankruptcy petition.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Crown Holdings, Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is set forth on pages 3 through 6 of the Company’s Proxy Statement dated March 21, 2003, in the section entitled “Election of Directors” and on page 19 in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Present Title

John W. Conway	57	Chairman of the Board, President and Chief Executive Officer

Alan W. Rutherford	59	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer

William R. Apted	55	President-European Division

Frank J. Mechura	60	President-Americas Division

William H. Voss	57	President-Asia-Pacific Division

Timothy J. Donahue	40	Senior Vice President - Finance since 2000

Thomas A. Kelly	43	Vice President and Corporate Controller since July 2000

ITEM 11. EXECUTIVE COMPENSATION

The information set forth on pages 8 through 17 of the Company’s Proxy Statement dated March 21, 2003, in the section entitled “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 403 of Regulation S-K is contained on pages 2 through 6 of the Company’s Proxy Statement dated March 21, 2003, in the sections entitled “Proxy Statement – Meeting April 24, 2003” and “Election of Directors” and is incorporated herein by reference.

Crown Holdings, Inc.

The following table provides information as of December 31, 2002 with respect to shares of the Company’s common stock that may be issued under its equity compensation plans:

Equity-Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity-compensation plans
approved by security holders	12,887,807(1)	$19.30	1,861,375(2)

Equity-compensation plans
not approved by security
holders(3)	0	N/A	0

Total	12,887,807	$19.30	1,861,375

(1)	Includes the 1990, 1994, 1997 and 2001 Stock-Based Incentive Compensation plans.

(2)	Includes the plans in (1) above and the Company’s Stock Purchase Plan which has 500,000 shares available for issue at December 31, 2002.

(3)	This item excludes 7,800 shares of restricted stock outstanding under a restricted stock plan for non-employee directors. This plan was replaced by one in which the Company makes annual grants of its common stock valued at $50,000 per year to non-employee directors. It has been the Company’s practice to use Treasury shares for such payments. This item also excludes 101,103 shares of restricted stock outstanding under the current plan. Information on current fees and compensation for non-employee directors is outlined in the Company’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth on pages 4 through 6 of the Company’s Proxy Statement dated March 21, 2003, in the section entitled “Election of Directors” and is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 14. CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Company’s principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s periodic reports which the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Crown Holdings, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	The following documents are filed as part of this report:

(1)	All Financial Statements:

Crown Holdings, Inc. and Subsidiaries (see Part II pages 34 through 73 of this Report).

(2)	Financial Statement Schedules:

Schedule Number

II.- Valuation and Qualifying Accounts and Reserves (see page 76 of this Report).

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits

3.a	Articles of Incorporation of Crown Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Crown Holdings, Inc.'s (successor registrant to Crown Cork & Seal Company, Inc.(the "Registrant")) Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189)).

3.b	By-laws of Crown Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189)).

4.a	Specimen certificate of Registrant’s Common Stock (incorporated by reference to Exhibit 4.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

4.b	Form of the Registrant’s 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 23 of Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.c	Form of the Registrant’s 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.d	Officers’ Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

4.e	Indenture dated as of April 1, 1993 between Crown Cork & Seal Company, Inc. and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

4.f	Terms Agreement dated March 31, 1993 (incorporated by reference to Exhibit 27 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.g	Indenture dated as of January 15, 1995 between Crown Cork & Seal Company, Inc. and Chemical Bank, as Trustee (incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.h	Form of 8-3/8% Notes Due 2005 (incorporated by reference to Exhibit 99a of the Registrant’s Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

Crown Holdings, Inc.

4.i	Officers’ Certificate dated January 25, 1995 (incorporated by reference to Exhibit 99b of the Registrant’s Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.j	Terms Agreement dated January 18, 1995 (incorporated by reference to Exhibit 99c of the Registrant’s Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.k	Indenture, dated December 17, 1996, among Crown Cork & Seal Company, Inc., Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.l	Form of the Registrant’s 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

4.m	Officers’ Certificate for 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

4.n	Form of the Registrant’s 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

4.o	Officers’ Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.p	Form of UK 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.q	Officers’ Certificate for 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.8 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.r	Form of UK 7% Notes Due 2006 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.s	Officers’ Certificate for 7% Notes Due 2006 (incorporated by reference to Exhibit 99.9 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.t	Form of French 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.u	Officers’ Certificate for 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.10 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.v	Terms Agreement dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.w	Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 dated November 26, 1996 amended December 5 and 10, 1996 (File No. 333-16869)).

4.x	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and December 10, 1996 (File No. 333-16869)).

4.y	Rights Agreement, dated as of February 21, 2003, by and between Crown Holdings, Inc. and Equiserve Trust Company, N.A. as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189).

4.z	Supplemental Indenture to Indenture dated April 1, 1993, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189)).

4.aa	Supplemental Indenture to Indenture dated January 15, 1995, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189)).

Crown Holdings, Inc.

4.bb	Supplemental Indenture to Indenture dated December 17, 1996, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer and Guarantor, Crown Cork & Seal Finance PLC, as Issuer, Crown Cork & Seal Finance S.A., as Issuer, Crown Holdings, Inc., as Additional Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189)).

4.cc	Credit Agreement, dated as of February 26, 2003 among Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., as Parent Guarantors, Crown European Holdings SA, as Euro Borrower, Crown Cork & Seal Americas, Inc. as U.S. Borrower, the Subsidiary Borrowers Named therein, the Lenders referred to therein, Citicorp North America, Inc., as Administrative Agent and Citibank International plc, as U.K. Administrative Agent.

4.dd	Euro Pledge Agreement, dated as of February 26, 2003 among Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., Crown Cork & Seal Americas, Inc. and the Domestic Subsidiaries party thereto, as Pledgors, and Citicorp Trustee Company Limited, as Euro Collateral Agent.

4.ee	CEH Pledge Agreement, dated as of February 26, 2003 among Crown European Holdings, as Pledgor, and Citicorp Trustee Company Limited, as Euro Collateral Agent.

4.ff	Shared Pledge Agreement, dated as of February 26, 2003 among Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Americas, Inc., Crown International Holdings, Inc. and the Domestic Subsidiaries party thereto, as Pledgors, and Citicorp North America, Inc., as Collateral Agent.

4.gg	Bank Pledge Agreement, dated as of February 26, 2003 among Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Americas, Inc., Crown International Holdings, Inc. and the Domestic Subsidiaries party thereto, as Grantors, and Citicorp North Americas, Inc., as U.S. Collateral Agent.

4.hh	LLC Pledge Agreement, dated as of February 26, 2003 among CCK Investments LLC, as Pledgor, and Citicorp Trustee Company Limited, as Euro Collateral Agent.

4.ii	U.S. Security Agreement, dated as of February 26, 2003 among Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Americas, Inc., Crown International Holdings, Inc. and the Domestic Subsidiaries party thereto, as Grantors, and Citicorp North America, Inc., as U.S. Collateral Agent.

4.jj	U.S. Guarantee Agreement, dated as of February 26, 2003 among the Domestic Subsidiaries referred to therein and Citicorp North America, Inc., as Administrative Agent.

4.kk	Non-U.S. Guarantee Agreement, dated as of February 26, 2003 among the Guarantors referred to therein and Citibank International plc, as U.K. Administrative Agent.

4.ll	Global Participation and Proceeds Sharing Agreement, dated as of February 26, 2003 among Citicorp North America, Inc., as Bank Agent, U.S. Collateral Agent and Sharing Agent, Citibank International plc, as U.K. Agent, Wells Fargo Bank Minnesota, National Association, as Second and Third Priority Notes Trustee, and Citicorp Trustee Company Limited, as Euro Collateral Agent.

4.mm	Registration Rights Agreement relating to the 9.5% Second Priority Senior Secured Notes due 2011 and the 10.25% Second Priority Senior Secured Notes due 2011, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto.

4.nn	Registration Rights Agreement relating to the 10.875% Third Priority Senior Secured Notes due 2013, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto.

Crown Holdings, Inc.

4.oo	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, governing Crown European Holdings’ 9.5% Second Priority Senior Secured Notes due 2011 and 10.25% Second Priority Senior Secured Notes due 2001.

4.pp	Form of Crown European Holdings’ 9.5% Second Priority Senior Secured Notes due 2011.

4.qq	Form of Crown European Holdings’ 10.25% Second Priority Senior Secured Notes due 2011.

4.rr	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, governing Crown European Holdings’ 10.875% Third Priority Senior Secured Notes due 2013.

4.ss	Form of Crown European Holdings’ 10.875% Third Priority Senior Secured Notes due 2013.

4.tt	U.S. Intercreditor and Collateral Agency Agreement, dated as of February 26, 2003 among Citicorp North America, Inc., as Administrative Agent and U.S. Collateral Agent, Citibank International plc, as U.K. Administrative Agent, Wells Fargo Bank Minnesota, National Association, as Second and Third Priority Notes Trustee, Crown Holdings, Inc., Crown Cork & Seal Americas, Inc., Crown Cork & Seal Company, Inc., Crown International Holdings, Inc. and each of the U.S. subsidiaries of Crown Holdings listed on Schedule I thereto.

4.uu	Euro Intercreditor and Collateral Agency Agreement, dated as of February 26, 2003 among Citibank International plc, as Bank Agent, Wells Fargo Bank Minnesota, National Association, as Second and Third Priority Notes Trustee, Citicorp Trustee Company Limited, as Euro Collateral Agent, Crown European Holdings and the subsidiaries of Crown European Holdings listed on Schedule I thereto.

Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request..

10.a.	Receivables Purchase Agreement dated as of January 26, 2001, as amended and restated as of May 7, 2001, among Crown Cork & Seal Receivables (DE) Corporation, as Seller, Crown Cork & Seal Company (USA), Inc., as Servicer, the banks and other financial institutions partly thereto, as Purchasers, and Citibank, N.A., as the Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-2227)).

10.b.	Receivables Contribution and Sale Agreement dated as of January 26, 2001, as amended and restated as of May 7, 2001, among Crown Cork & Seal Company (USA), Inc., Constar, Inc., Risdon-AMS (USA) Inc., Zeller Plastiks, Inc., and Crown Cork & Seal Canada Inc., as Sellers, Crown Cork & Seal Receivables (DE) Corporation, as Buyer, and Crown Cork & Seal Company (USA), Inc., as the Buyer’s Servicer (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-2227)).

10.c.	Undertaking Agreement dated as of January 26, 2001, as amended and restated as of May 7, 2001, made by Crown Cork & Seal Company, Inc. as the Parent, in favor of the Purchasers referred to therein and Citibank, as Agent (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-2227)).

10.d	Amendment to Receivables Purchase Agreement dated as of June 8, 2001, among Crown Cork & Seal Receivables (DE) Corporation, Crown Cork & Seal Company (USA), Inc., the banks and other financial institutions party thereto as the Initial Purchasers and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.d of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-2227)).

Crown Holdings, Inc.

10.e	Employment Contracts:

(1)	Employment contract between Crown Cork & Seal Company, Inc. and John W. Conway dated January 3, 2000 (incorporated by reference to Exhibit 10.a.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

(2)	Employment contract between Crown Cork & Seal Company, Inc. and Alan W. Rutherford dated January 3, 2000 (incorporated by reference to Exhibit 10.a.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

10.f	Purchase Agreement, dated as of February 11, 2003 among Crown European Holdings and Crown Holdings, Inc. and the Guarantors named therein and the several purchasers named in Schedule I thereto.

10.g	Crown Cork & Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

10.h	Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated as of June 30, 1999 (incorporated by reference to Exhibit 10.d of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.i	Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

10.j	Amendment No. 1 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.k	Amendment No. 2 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003.

10.l	Crown Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

10.m	Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

10.n	Amendment No. 1 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.o	Amendment No. 2 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003.

10.p	Crown Holdings, Inc. 1997 Stock-Based Incentive Plan, amended and restated (incorporated by reference to the Registrant's Definitive Additional materials on Schedule 14A, filed with the Securities and Exchange Commission on April 13, 2000 (File No. 1-2227)).

10.q	Amendment No. 3 to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003.

10.r	Crown Holdings, Inc. 2001 Stock-Based Incentive Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

10.s	Amendment No. 1 to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003.

Crown Holdings, Inc.

10.t	Crown Cork & Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.u	Crown Cork & Seal Company, Inc. Pension Plan for outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.v	Crown Cork & Seal Company, Inc. Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Prospectus dated May 31, 1996 forming a part of the Registrant’s Registration Statement on Form S-3 (No. 333-04971) filed with the Securities and Exchange Commission on May 31, 1996).

Exhibits 10.e through 10.v, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

12.	Computation of ratio of earnings to fixed charges.

21.	Subsidiaries of Registrant.

23.	Consent of Independent Accountants.

b)	Reports on Form 8-K

On November 13, 2002 the Registrant filed a Current Report on Form 8-K for the following event:

the Company reported under:

Item 9. Regulation FD Disclosure

that on November 13, 2002, John W. Conway, Chief Executive Officer, and Alan W. Rutherford, Chief Financial Officer, of Crown Holdings, Inc. each delivered to the Securities and Exchange Commission (“SEC”) certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and

On December 11, 2002 the Registrant filed a Current Report on Form 8-K for the following event:

the Company reported under:

Item 5. Other Events and Regulation FD Disclosure

that on December 11, 2002, the Company had completed the sale of an aggregate of 10,745,000 shares of common stock of Constar International Inc. (“Constar”) in an underwritten public offering. The Company retains approximately 10.5% of the outstanding Constar shares.

Crown Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc. Registrant
Date:	March 31, 2003
	By:	/s/ Thomas A. Kelly
Thomas A. Kelly Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above:

SIGNATURE	TITLE
/s/ John W. Conway
John W. Conway	Chairman of the Board, President and Chief Executive Officer
/s/ Alan W. Rutherford
Alan W. Rutherford	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer

DIRECTORS
/s/ Jenne K. Britell	/s/ John B. Neff
Jenne K. Britell	John B. Neff
/s/ Arnold W. Donald	/s/ Thomas A. Ralph
Arnold W. Donald	Thomas A. Ralph
/s/ Marie L. Garibaldi	/s/ Hugues du Rouret
Marie L. Garibaldi	Hugues du Rouret
/s/ Hans J. Löliger	/s/ Harold A. Sorgenti
Hans J. Löliger	Harold A. Sorgenti

Crown Holdings, Inc.

CERTIFICATIONS

I, John W. Conway, certify that:

1.	I have reviewed this annual report on Form 10-K of Crown Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ John W. Conway Name: John W. Conway Title: Chairman of the Board, President and Chief Executive Officer

Crown Holdings, Inc.

I, Alan W. Rutherford, certify that:

1.	I have reviewed this annual report on Form 10-K of Crown Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Alan W. Rutherford Name: Alan W. Rutherford Title: Vice Chairman of the Board, Executive Vice President and Chief Financial Officer