Form 10-Q
period 2003-03-31
CROWN HOLDINGS INC
filed 2003-05-15
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _________

COMMISSION FILE NUMBER 0-50189

CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Crown Way, Philadelphia, PA	19154-4599
(Address of principal executive offices)	(Zip Code)

215-698-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No  __

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
   Yes   X   No  __

There were 164,893,467 shares of Common Stock outstanding as of April 30, 2003.

This Quarterly Report on Form 10-Q omits a note to the consolidated financial statements presenting condensed combining financial information relating to the guarantee of the outstanding unsecured notes of Crown Cork & Seal Company, Inc. by Crown Holdings, Inc. The registrant intends to promptly amend this Quarterly Report on Form 10-Q to include the omitted information in accordance with Rule 12b-25 under the Securities Exchange Act of 1934.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2003

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended March 31,	2003	2002

Net sales	$1,460	$1,567

Cost of products sold, excluding depreciation and amortization	1,234	1,305
Depreciation and amortization	78	91

Gross profit	148	171

Selling and administrative expense	81	76
Provision for restructuring		2
Provision for asset impairments and loss on sale of assets		24
Loss from early extinguishment of debt	11
Interest expense	79	93
Interest income	(2)	(3)
Translation and exchange adjustments	(13)	9

Loss before income taxes, minority interests and cumulative effect of a change in accounting	(8)	(30)

Provision for income taxes	19	20
Minority interests, net of equity earnings	(7)	(4)

Loss before cumulative effect of a change in accounting	(34)	(54)

Cumulative effect of a change in accounting		(1,014)

Net loss	($34)	($1,068)

Loss per average common share:
Basic and diluted - before cumulative effect of a change in accounting	($.21)	($.43)

- after cumulative effect of a change in accounting	($.21)	($8.50)

Average common shares outstanding:
Basic and diluted	163,843,107	125,731,235

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)

	March 31,	December 31,
	2003	2002
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$265	$363
Receivables	905	782
Inventories	917	779
Restricted cash	280
Prepaid expenses and other current assets	131	100

Total current assets	2,498	2,024

Long-term notes and receivables	24	24
Investments	112	111
Goodwill	2,289	2,269
Property, plant and equipment, net	2,170	2,212
Other non-current assets	962	865

Total	$8,055	$7,505

Liabilities and shareholders’ deficit
Current liabilities
Short-term debt	$60	$54
Current maturities of long-term debt	334	612
Accounts payable and accrued liabilities	1,642	1,541
Income taxes payable	64	63

Total current liabilities	2,100	2,270

Long-term debt, excluding current maturities	4,100	3,388
Postretirement and pension liabilities	1,003	982
Other non-current liabilities	702	756
Minority interests	202	196
Commitments and contingent liabilities (Note K)
Shareholders’ deficit	(52)	(87)

Total	$8,055	$7,505

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Three months ended March 31,	2003	2002

Cash flows from operating activities
Net loss	($34)	($1,068)
Depreciation and amortization	78	91
Provision for restructuring		2
Provision for asset impairments and loss on sale of assets		24
Loss from early extinguishment of debt	11
Cumulative effect of a change in accounting		1,014
Change in assets and liabilities, other than debt	(211)	(155)

Net cash used for operating activities	(156)	(92)

Cash flows from investing activities
Capital expenditures	(26)	(31)
Proceeds from sale of property, plant and equipment	12
Proceeds from sale of businesses		181
Other, net	1	4

Net cash provided by / (used for) investing activities	(13)	154

Cash flows from financing activities
Proceeds from long-term debt	2,620
Payments of long-term debt	(643)	(10)
Net change in short-term debt	(1,504)	(176)
Debt issue costs	(123)
Common stock issued		1
Change in restricted cash	(280)
Minority contributions, net of dividends paid	(3)	(6)

Net cash provided by / (used for) financing activities	67	(191)

Effect of exchange rate changes on cash and cash equivalents	4	(16)

Net change in cash and cash equivalents	(98)	(145)

Cash and cash equivalents at beginning of period	363	456

Cash and cash equivalents at end of period	$265	$311

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY / (DEFICIT)
(In millions)
(Unaudited)

	Comprehensive	Common	Paid-In	Retained Earnings/ (Accumulated	Treasury	Accumulated Other Comprehensive
	Loss	Stock	Capital	Deficit)	Stock	Loss	Total

Balance at January 1, 2002		$780	$1,600	$ 22	($151)	($1,447)	$804
Net loss	($1,068)			(1,068)			(1,068)
Translation adjustments	87					87	87
Derivatives qualifying as hedges	(2)					(2)	(2)

Comprehensive loss	($ 983)

Common stock issued			1				1

Balance at March 31, 2002		$780	$1,601	($1,046)	($151)	($1,362)	($178)

	Comprehensive	Common	Paid-In	Retained Earnings/ (Accumulated	Treasury	Accumulated Other Comprehensive
	Loss	Stock	Capital	Deficit)	Stock	Loss	Total

Balance at January 1, 2003		$902	$1,684	($1,183)	($104)	($1,386)	($ 87)
Net loss	($ 34)			(34)			(34)
Translation adjustments	30					30	30
Derivatives qualifying as hedges	(2)					(2)	(2)

Comprehensive loss	($ 6)

Common stock issued - debt-for-equity exchanges		27	14				41

Balance at March 31, 2003		$929	$1,698	($1,217)	($104)	($1,358)	($ 52)

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
(Unaudited)

A.	Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Crown Holdings, Inc. as of March 31, 2003 and the results of its operations and cash flows for the three month periods ended March 31, 2003 and 2002, respectively. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, have been condensed or omitted. The December 31, 2002 balance sheet data was derived from the audited consolidated financial statements as of December 31, 2002. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The condensed consolidated financial statements as of and for the three months ended March 31, 2002 have been restated for the recognition of a noncash, non-tax deductible goodwill impairment charge of $1,014, which is reflected as a cumulative effect of a change in accounting principle resulting from the adoption of FAS 142, “Goodwill and Other Intangible Assets,” during 2002. See Note D for further details.

B.	Recently Adopted Accounting Standards

Effective in the first quarter of 2003, the Company adopted the following accounting and reporting standards:

1)	SFAS No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations,”

2)	SFAS No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,”

3)	FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and

4)	FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”

FAS 143 establishes guidelines for the recognition and measurement of obligations for the retirement of tangible long-lived assets. The obligations are recorded at fair value in the period in which they are incurred. Adoption of this standard had no material impact on the Company’s results of operations or financial position.

FAS 146 establishes guidelines for the recognition and measurement of a liability, at its fair value, for the cost associated with an exit or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The standard supersedes Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Adoption of this standard did not impact liabilities recognized under the Company’s outstanding restructuring programs. Although adoption by the Company of this standard had no impact on its results of operations or financial position, it may impact the timing of the recognition of costs associated with future exit or disposal activities.

FIN 45 establishes accounting and disclosure guidelines for certain guarantees and indemnifications. The disclosure guidelines were effective in the fourth quarter of 2002. The accounting guidelines adopted in 2003 require a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement requirements are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Adoption of this Interpretation had no impact on the Company’s results of operations or financial position during the first quarter of 2003.

Crown Holdings, Inc.

FIN 46 sets forth criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. Currently, FIN 46 requires the consolidation of specified VIEs created after January 31, 2003 if the circumstances warrant immediate consolidation. For specified VIEs created before February 1, 2003, consolidation, if warranted, would commence July 1, 2003. The adoption of the initial phase of the interpretation had no impact on the Company’s results of operations or financial position.

C.	Stock-Based Compensation

At March 31, 2003, the Company has four active stock option plans. The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the Company’s common stock at the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123, to stock-based employee compensation:

	2003	2002

Net loss, as reported	($34)	($1,068)
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2)	(3)

Pro forma net loss	($36)	($1,071)

Loss per share:
Basic and diluted - as reported	($.21)	($8.50)

- pro forma	($.22)	($8.52)

D.	Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FAS 142 requires that amortization of goodwill and other indefinite-lived intangible assets be discontinued upon adoption of the standard. The standard also requires that goodwill and indefinite-lived intangible assets be tested for impairment, at least annually, under the guidelines established. During the second quarter of 2002, the Company completed its transitional impairment review and recognized a noncash, non-tax deductible impairment charge of $1,014 reported as the cumulative effect of a change in accounting, effective January 1, 2002. Accordingly, the Company’s previously reported net loss of $54 for the first quarter of 2002 has been increased to $1,068. In evaluating and measuring the impairment charge, estimated fair values were calculated for each reporting unit within each reportable segment using a combination of market values for comparable businesses and discounted cash flow projections.

Crown Holdings, Inc.

The changes in the carrying amount of goodwill by reportable segment for the three month periods ended March 31, 2003 and 2002, respectively, were as follows:

				Consolidated
	Americas	Europe	Asia-Pacific	Total

Balance as of January 1, 2003	$639	$1,630		$2,269
Foreign currency translation and other	7	13		20

Balance as of March 31, 2003	$646	$1,643		$2,289

Balance as of January 1, 2002	$1,156	$2,463	$6	$3,625
Transitional impairment charge	(120)	(888)	(6)	(1,014)
Divestitures	(75)	(56)		(131)
Foreign currency translation and other	9	75		84

Balance as of March 31, 2002	$970	$1,594		$2,564

E.	Inventories

	March 31,	December 31,
	2003	2002

Finished goods	$418	$314
Work in process	106	89
Raw material and supplies	393	376

	$917	$779

F.	Debt and Liquidity

On February 26, 2003, Crown Cork & Seal Company, Inc. completed a refinancing and formed Crown Holdings, Inc. (“Crown” or the “Company”) as a new public holding company.

The proceeds from the refinancing consisted of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, € 285 ($306 equivalent) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior notes due in 2013, and a $504 first priority term loan due in 2008 (which is accelerated to 2006 in the event that Crown’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006) and a new $550 first priority revolving credit facility due in 2006.

The proceeds of $2,620 from the senior secured notes and term loan, and $198 of borrowings under the new $550 credit facility, were used to repay the existing credit facility, to repurchase outstanding unsecured notes, and to pay fees and expenses associated with the refinancing. The remaining proceeds were placed in restricted cash accounts as collateral for the senior secured notes, the term loan and the revolving credit facility, and may only be used to repurchase or retire certain existing unsecured notes. During the first quarter of 2003, the Company used $642 of the proceeds to repurchase certain of these notes. As of March 31, 2003 the remaining balance of $280 in the collateral accounts was reported as restricted cash in the Consolidated Balance Sheet. Also during the first quarter of 2003, the Company exchanged 5.4 million of its common shares for debt with a face value of $43.

The Company recognized a pretax loss of $11 from the early extinguishment of debt in connection with its repurchases and exchanges described above and the write-off of remaining unamortized financing fees and expenses from its previous credit facility.

Crown Holdings, Inc.

The Company also recognized an unrealized foreign exchange gain of $13 during the first quarter of 2003, as certain European subsidiaries have a net U.S. dollar liability exposure arising from the sale of the senior secured notes described above.

During April 2003 the collateral accounts were further reduced as the Company repaid the remaining $50 of notes due April 15, 2003, and repurchased other notes for $46. The Company expects to use the remaining collateral account balance of $184, as of April 30, 2003, to repay the remaining $182 of notes due in 2003 and $2 of other notes due after December 31, 2003.

G.	Supplemental Cash Flow Information

Cash payments, including prepayments, for interest, net of amounts capitalized, were $49 and $76 during the three months ended March 31, 2003 and 2002, respectively. Cash payments for income taxes were $15 and $6 during the three months ended March 31, 2003 and 2002, respectively.

H.	Derivative Financial Instruments

During the first quarter of 2003, two cross-currency swaps that had effectively converted U.S. dollar fixed rate debt into variable rate euro debt and fixed rate sterling debt were deemed ineffective due to the repurchase of a significant portion of the hedged debt. As such, hedge accounting for these derivatives has been discontinued prospectively. Also, fair value adjustments to debt hedged by one of the swaps has been discontinued prospectively. The debt and related swaps had original maturity dates of December 2003. In April 2003, the sterling cross-currency swap was subsequently settled prior to maturity at its fair value.

I.	Restructuring

During the first quarter of 2002, the Company provided $2 for severance costs in connection with the closing of a crown plant and elimination of a crown operation in Europe.

Balances remaining in the restructuring reserves represent contracts or agreements whereby payments are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserves (excluding write-down of assets which is reflected as a reduction of the related asset account) is included within “accounts payable and accrued liabilities” in the Consolidated Balance Sheets.

The components of the restructuring reserve and movements within these components in the first quarter of 2003 were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Opening balance	$9	$5	$14
Payments made	(1)	(1)	(2)

Closing balance	$8	$4	$12

During the first three months of 2003, 63 employees were terminated under existing restructuring plans, approximately 51 of whom were involved in direct manufacturing operations.

J.	Asset Impairments and Loss on Sale of Assets

During 2002, the Company disposed of several businesses. In the first quarter of 2002, the Company sold its U.S. fragrance pumps business, its European pharmaceutical packaging business, and its 15% shareholding in Crown Nampak (Pty) Ltd. for total net proceeds of $181. A net loss of $32 was recognized in connection with these sales, including a tax charge of $8.

Crown Holdings, Inc.

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

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor's liability for asbestos to the acquired company’s asset value. Crown Cork has already paid significantly more for asbestos claims than the acquired company’s asset value. On June 12, 2002, Crown Cork received a favorable ruling from the Philadelphia Court of Common Pleas on its motion for summary judgment regarding the 376 asbestos-related cases pending against it in that court (in re Asbestos Litigation, October Term 1986, Number 001). The plaintiffs claimed that the legislation was procedurally inapplicable and that, if applicable, it violated due process and other clauses of the United States and Pennsylvania constitutions. The plaintiffs’ appeal of that ruling was heard by the Supreme Court of Pennsylvania on October 22, 2002, and a decision could come at any time. An unfavorable decision may require the Company to increase its accrual for pending and future asbestos-related claims.

As of March 31, 2003, the Company’s accrual for pending and future asbestos-related claims was $242, a decrease of $21 since December 31, 2002 due to payments made during the first three months of 2003. The 2003 payments included amounts for claims that were settled in previous years. The Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims will range between $242 and $481. The accrual balance of $242 includes $134 for unasserted claims and $42 for committed settlements that will be paid over time. Aggregate settlement amounts, including amounts committed to be paid in future periods, were $6 for claims settled during the first three months of 2003. Historically (1977-2002), Crown Cork estimates that approximately one-quarter of all asbestos claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual and range of potential liability any amounts for settlements by persons alleging first exposure to asbestos after 1964. Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Pennsylvania asbestos legislation described above is expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims. The Company’s accrual includes estimates for probable costs for claims through the year 2012. The upper end of the Company’s estimated range of possible asbestos costs of $481 includes claims beyond that date.

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

On March 18, 2003, the European Commission issued a Statement of Objections alleging that certain of the Company’s European subsidiaries engaged in commercial practices that violated European competition law. The Statement of Objections, which is understood to arise from an investigation of a complaint made by a competitor, alleges that certain food can contracts primarily in the United Kingdom and Ireland during the 1990’s infringed Article 82 of the EC Treaty (abuse of dominant position). The issuance of a Statement of Objections by the Commission is the initial step in formal proceedings. It does not constitute a decision on the merits. Under applicable procedures, the Company will have an opportunity to reply to

Crown Holdings, Inc.

the Statement of Objections and to contest its allegations at a formal hearing. The Commission will issue its formal decision sometime after the hearing and if it finds that the subsidiaries violated European competition law, the Commission has the authority to require the Company to modify its commercial practices and to levy fines. The Commission’s decision may be appealed to the European Court of First Instance. The Company believes that the allegations against it are without merit and intends to defend its position vigorously. However, because the matter is in its preliminary stages, the Company is unable to predict the ultimate outcome or its impact on the Company.

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

The Company has guaranteed future rent payments for properties leased by Constar International. The guarantees represent an accommodation to landlords due to Constar’s divestiture from the Company in 2002. There has been no material change to these guarantees since December 31, 2002.

At March 31, 2003 the Company has certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. There has been no material change to these guarantees since December 31, 2002. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.

The Company also has guarantees with various governmental agencies within Europe to cover imports and other tax matters. There has been no material change to these guarantees since December 31, 2002.

L.	Earnings Per Share

The following table summarizes the basic and diluted earnings/(loss) per share computations for the periods ended March 31, 2003 and 2002 respectively:

	Quarter Ended March 31,

	2003	2002

Earnings / (loss):
Net loss before cumulative effect of a change in accounting	($34)	($54)
Cumulative effect of a change in accounting		(1,014)

Net loss	($34)	($1,068)

Average shares outstanding
Basic and diluted	163.8	125.7

Basic and diluted loss per share:
Before cumulative effect of a change in accounting	($.21)	($.43)
Cumulative effect of a change in accounting		(8.07)

Net loss	($.21)	($8.50)

Crown Holdings, Inc.

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 6.9 million shares at March 31, 2003 and 8.3 million shares at March 31, 2002. These shares were excluded from the computation of diluted earnings per share because the exercise prices of the then outstanding options were above the average market price for the related periods. The effect of dilutive stock options of .9 million shares in 2003 and .7 million shares in 2002 were also excluded because of their anti-dilutive effect on the net loss.

M.	Segment Information

The Company maintains three operating segments, defined geographically: Americas, Europe and Asia-Pacific. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarters costs. Divisional headquarters costs are maintained within the operating segments.

The interim segment information is as follows:

Quarter ended March 31,

2003	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$609	$768	$83		$1,460
Segment income / (loss)	18	62	9	($22)	67

2002

External sales	792	698	77		1,567
Provision for restructuring		2			2
Segment income / (loss)	44	61	8	(20)	93

The following table reconciles the Company’s consolidated segment income to consolidated loss before income taxes, minority interests and cumulative effect of a change in accounting:

	Three Months Ended March 31,

	2003	2002

Consolidated segment income	$67	$93
Interest expense	79	93
Interest income	(2)	(3)
Provision for asset impairments and loss on sale of assets		24
Loss from early extinguishment of debt	11
Translation and exchange adjustments	(13)	9

Loss before income taxes, minority interests and cumulative effect of a change in accounting	($ 8)	($30)

Crown Holdings, Inc.

N.	Condensed Combining Financial Information

In connection with the Company’s refinancing as discussed in Note F, Crown European Holdings SA, a subsidiary of the Company, issued $2,116 of senior secured notes that are fully and unconditionally guaranteed by certain subsidiaries. The guarantors are wholly-owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland for the periods presented (including information for divested operations through the date of disposition). For additional historical financial information for these subsidiaries, see Note W to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2003 and 2002, and
• balance sheets as of March 31, 2003 and December 31, 2002

are presented on the following pages.

As presented in the condensed combining balance sheets as of March 31, 2003 and December 31, 2002, receivables sold by certain U.S. and Canadian subsidiaries have been removed from the guarantor column and are included in the Company’s receivables securitization subsidiary in the non guarantor column. Those receivables that have not been resold by the receivables securitization subsidiary remain along with a corresponding intercompany note payable to the guarantor subsidiaries. As of March 31, 2003 and December 31, 2002, the receivables securitization subsidiary had a receivables balance of $161 and $147, respectively.

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS - UNAUDITED

For the three months ended March 31, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$1,049	$411		$1,460

Cost of products sold, excluding
depreciation and amortization		($4)	903	335		1,234
Depreciation and amortization		1	53	24		78

Gross profit		3	93	52		148

Selling and administrative expense			63	18		81
Provision for asset impairments and
loss on sale of assets			(54)	14	40
Loss from early extinguishment of debt			16	(5)		11
Net interest expense		11	67	(1)		77
Technology royalty			(5)	5
Translation and exchange adjustments		(5)	(7)	(1)		(13)

Income / (loss) before income taxes
and minority interests		(3)	13	22	($40)	(8)
Provision for income taxes			13	6		19
Equity earnings/(loss)	($34)	34	(34)		34

Income / (loss) before minority interests	(34)	31	(34)	16	(6)	(27)
Minority interests, net of equity earnings				(7)		(7)

Net income/(loss)	($34)	$31	($34)	$9		($34)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS - UNAUDITED

For the three months ended March 31, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$1,174	$393		$1,567

Cost of products sold, excluding
depreciation and amortization		($3)	989	319		1,305
Depreciation and amortization			69	22		91

Gross profit		3	116	52		171

Selling and administrative expense			59	17		76
Provision for restructuring			1	1		2
Provision for asset impairments and
loss on sale of assets			22	2		24
Net interest expense		5	84	1		90
Technology royalty			(5)	5
Translation and exchange adjustments				9		9

Income /(loss) before income taxes, minority
interests and cumulative effect of
a change in accounting		(2)	(45)	17		(30)
Provision for income taxes			18	2		20
Equity earnings/(loss)	($54)	(31)	(222)		$307

Income / (loss) before minority interests and
cumulative effect of a change in accounting	(54)	(33)	(285)	15	307	(50)
Minority interests, net of equity earnings				(4)		(4)
Cumulative effect of a change in accounting	(1,014)	(894)	(783)	(231)	1,908	(1,014)

Net income/(loss)	($1,068)	($927)	($1,068)	($220)	$2,215	($1,068)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET - UNAUDITED

As of March 31, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

ASSETS
Current assets
Cash and cash equivalents			$68	$197		$265
Receivables		$6	357	542		905
Intercompany receivables			36	13	($49)
Inventories			592	325		917
Restricted cash		116	164			280
Prepaid expenses and other current assets			92	39		131

Total current assets		122	1,309	1,116	(49)	2,498

Long-term notes and receivables			16	8		24
Intercompany debt receivables		1,813	769	3,002	(5,584)
Investments			89	23		112
Investments in subsidiaries	($1,638)	877	(765)		1,526
Investments in non-guarantor subsidiaries	1,586	1,515	1,586	9	(4,696)
Goodwill			1,763	526		2,289
Property, plant and equipment, net			1,459	711		2,170
Other non-current assets		84	756	122		962

Total	($52)	$4,411	$6,982	$5,517	($8,803)	$8,055

LIABILITIES AND
SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Short-term debt			$40	$20		$60
Current maturities of long-term debt		$3	194	137		334
Accounts payable and accrued liabilities		26	1,083	533		1,642
Intercompany payables			13	36	($49)
Income taxes payable		2	43	19		64

Total current liabilities		31	1,373	745	(49)	2,100

Long-term debt, excluding current maturities		2,247	1,639	214		4,100
Long-term intercompany debt		496	2,506	2,582	(5,584)
Postretirement and pension liabilities		1	980	22		1,003
Other non-current liabilities			536	166		702
Minority interests				202		202
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	($52)	1,636	(52)	1,586	(3,170)	(52)

Total liabilities and
shareholders’ equity/(deficit)	($52)	$4,411	$6,982	$5,517	($8,803)	$8,055

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET - UNAUDITED

As of December 31, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

ASSETS
Current assets
Cash and cash equivalents		$1	$139	$223		$363
Receivables		4	278	500		782
Intercompany receivables			53	39	($92)
Inventories			518	261		779
Prepaid expenses and other current assets			64	36		100

Total current assets		5	1,052	1,059	(92)	2,024

Long-term notes and receivables			17	7		24
Intercompany debt receivables		6	589	1,080	(1,675)
Investments			89	22		111
Investments in subsidiaries	($1,399)	1,369	(270)		300
Investments in non-guarantor subsidiaries	1,312	1,168	1,312		(3,792)
Goodwill			1,762	507		2,269
Property, plant and equipment, net			1,493	719		2,212
Other non-current assets			739	126		865

Total	($87)	$2,548	$6,783	$3,520	($5,259)	$7,505

LIABILITIES AND
SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Short-term debt			$23	$31		$54
Current maturities of long-term debt			399	213		612
Accounts payable and accrued liabilities		$7	1,069	465		1,541
Intercompany payables			39	53	($92)
Income taxes payable		2	41	20		63

Total current liabilities		9	1,571	782	(92)	2,270

Long-term debt, excluding current maturities			2,971	417		3,388
Long-term intercompany debt		271	809	595	(1,675)
Postretirement and pension liabilities		1	959	22		982
Other non-current liabilities			560	196		756
Minority interests				196		196
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	($87)	2,267	(87)	1,312	(3,492)	(87)

Total liabilities and
shareholders’ equity/(deficit)	($87)	$2,548	$6,783	$3,520	($5,259)	$7,505

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS - UNAUDITED

For the three months ended March 31, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		$17	($150)	($23)		($156)

Cash flows from investing activities
Capital expenditures			(19)	(7)		(26)
Proceeds from sale of property, plant and equipment			11	1		12
Intercompany investing activities		(466)	439	34	($7)
Other, net				1		1

Net cash provided by / (used for)
investing activities		(466)	431	29	(7)	(13)

Cash flows from financing activities
Proceeds from long-term debt		2,170	450			2,620
Payments of long-term debt			(366)	(277)		(643)
Net change in short-term debt		73	(1,588)	11		(1,504)
Net change in long-term intercompany balances		(1,596)	1,356	240
Debt issue costs		(83)	(40)			(123)
Dividends paid				(7)	7
Change in restricted cash		(116)	(164)			(280)
Minority contributions, net of dividends paid				(3)		(3)

Net cash provided by / (used for)
financing activities		448	(352)	(36)	7	67

Effect of exchange rate changes on cash and cash equivalents				4		4

Net change in cash and cash equivalents		(1)	(71)	(26)		(98)

Cash and cash equivalents at beginning of period		1	139	223		363

Cash and cash equivalents at end of period			$68	$197		$265

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS - UNAUDITED

For the three months ended March 31, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($2)	($96)	$6		($92)

Cash flows from investing activities
Capital expenditures			(12)	(19)		(31)
Proceeds from sale of businesses			157	24		181
Intercompany investing activities			22		($22)
Other, net				4		4

Net cash provided by / (used for)
investing activities			167	9	(22)	154

Cash flows from financing activities
Payments of long-term debt				(10)		(10)
Net change in short-term debt			(197)	21		(176)
Net change in long-term intercompany balances		2	49	(51)
Dividends paid				(22)	22
Common stock issued			1			1
Minority contributions, net of dividends paid				(6)		(6)

Net cash provided by / (used for)
financing activities		2	(147)	(68)	22	(191)

Effect of exchange rate changes on cash and cash equivalents			(1)	(15)		(16)

Net change in cash and cash equivalents			(77)	(68)		(145)

Cash and cash equivalents at beginning of period			168	288		456

Cash and cash equivalents at end of period			$91	$220		$311

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data; per share amounts are quoted as diluted)

Introduction

The following discussion presents management’s analysis of the results of operations for the three months ended March 31, 2003 compared to the corresponding period in 2002 and the changes in financial condition and liquidity from December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 along with the consolidated financial statements and related notes included in and referred to within this report.

Results of Operations

Net Loss and Loss Per Share

Net loss for the quarter ended March 31, 2003 was $34 or $.21 per share versus a net loss of $1,068 or $8.50 per share for the same period of 2002. The improvement in the results for 2003 was primarily due to a charge of $1,014 or $8.07 per share in 2002 for the cumulative effect of a change in accounting from the Company’s adoption of FAS 142, effective January 1, 2002. Also contributing to the improved results in 2003 were (i) the provision for asset impairments and losses on the sale of assets, primarily from divestitures, in 2002, (ii) lower interest costs, (iii) improved foreign exchange adjustments and (iv) increased selling prices for many products; partially offset by the impact of (i) increased pension costs and (ii) the loss from the early extinguishment of debt. Divested operations include the Constar operations in the U.S. and Europe, the U.S. fragrance pumps business, the European pharmaceutical packaging business and certain businesses in Central and East Africa. The loss per share in 2003 was impacted by an increase of 38.1 million shares or 30.3% to average shares outstanding in the first quarter of 2003 from the same period in 2002.

Net Sales

Net sales in the first quarter of 2003 were $1,460, a decrease of $107 or 6.8% when compared to net sales of $1,567 for the same period in 2002. Reduced net sales in 2003 reflect the impact of divested operations which accounted for $194 in the first quarter of 2002 and lower sales unit volumes in North American beverage and food cans, partially offset by the favorable impact of foreign currency translation of $120 due to the continued weakness of the U.S. dollar. As a percentage of consolidated net sales, sales from U.S. operations accounted for 31.2% compared to 40.1% in the first quarter of 2002. Sales of beverage cans and ends accounted for 33.6% and sales of food cans and ends accounted for 31.2% of consolidated net sales in 2003 compared to 33.1% and 27.2%, respectively, for the same period in 2002.

An analysis of comparative segment net sales follows:

	Net Sales

	First Quarter		Increase / (Decrease)

Segment:	2003	2002	$	%

Americas	$ 609	$ 792	($183)	(23.1)
Europe	768	698	70	10.0
Asia-Pacific	83	77	6	7.8

	$1,460	$1,567	($107)	(6.8)

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net sales in the Americas division for 2003 decreased by $183 or 23.1% compared to the first quarter of 2002. The decrease was primarily due to the impact from divested operations which accounted for $136 in the first quarter of 2002 and lower sales unit volumes of beverage and food cans and ends in North America.

Net sales in the European division for 2003 increased by $70 or 10.0% compared to the same period in 2002. The increase was primarily due to the favorable impact of $120 from a weaker U.S. dollar and higher prices for certain products; partially offset by the impact from divested operations, which accounted for $58 in the first quarter of 2002.

Net sales in the Asia-Pacific division for 2003 increased by $6 or 7.8% compared to the first quarter of 2002. The increase was primarily due to increased sales unit volumes of beverage cans in China and Southeast Asia and food cans in Thailand.

Cost of Products Sold (Excluding Depreciation and Amortization

Cost of products sold, excluding depreciation and amortization, was $1,234 for the quarter ended March 31, 2003, a decrease of $71 compared to the same period in 2002. The decrease was primarily due to the impact from divested operations, partially offset by currency translation.

Depreciation and Amortization

Depreciation and amortization was $78 in the first quarter of 2003, a decrease of $13 or 14.3% from $91 for the same period in 2002. The decrease was primarily due to divested operations, partially offset by currency translation.

Selling and Administrative Expense

Selling and administrative expenses were $81 for the first quarter of 2003 as compared to $76 for the same period in 2002. The increase was primarily due to currency translation, partially offset by the impact from divested operations.

Provision for Restructuring

During the first quarter of 2002, the Company provided $2 for severance costs in connection with the closing of a crown plant and elimination of a crown operation in Europe.

Additional details about restructuring activities during the first quarter of 2003 are provided in Note I to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Segment Income

Consolidated segment income was $67 as compared to $93 in the first quarter of 2002. As a percentage of consolidated net sales, segment income was 4.6% in 2003 compared to 5.9% in 2002.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

An analysis of segment income follows:

	Segment Income

	First Quarter		Increase / (Decrease)

Segment:	2003	2002	$	%

Americas	$18	$44	($26)	(59.1)
Europe	62	61	1	1.6
Asia-Pacific	9	8	1	12.5
Corporate	(22)	(20)	(2)	(10.0)

	$67	$93	($26)	(28.0)

Segment income for the Americas division for 2003 was 3.0% of its net sales compared to 5.6% for the same period in 2002. The decrease in 2003 was primarily due to the impact from divested operations, lower sales unit volumes for North American beverage cans and ends and food cans and ends, and an increase in pension expense. Pension expense was $21 or 3.4% of its net sales in 2003 compared to $15 or 1.8% in the first quarter of 2002.

Segment income for the European division for 2003 was $62 or 8.1% of its net sales compared to $61 or 8.7% for the first quarter of 2002. The decrease in margin was primarily due to increased pension costs offset by favorable currency translation, improved selling prices for certain products and cost reductions. In the first quarter of 2003, pension expense was $2 or .2% of its net sales compared to pension income of $7 or 1.0% for the same period in 2002.

Segment income for the Asia-Pacific division for 2003 was $9 or 10.8% of its net sales compared to $8 or 10.4% for the same period in 2002. The increase in margin was primarily due to increased sales unit volumes for beverage and food cans.

Provision for Asset Impairments and Loss on Sale of Assets

During 2002, the Company disposed of several businesses. In the first quarter of 2002, the Company sold its U.S. fragrance pumps business, its European pharmaceutical packaging business, and its 15% shareholding in Crown Nampak (Pty) Ltd. for total net proceeds of $181. A net loss of $32 was recognized in connection with these sales, including a tax charge of $8.

Loss From Early Extinguishment of Debt

During the first quarter of 2003, the Company recognized a pre-tax loss of $11 in connection with repurchases of certain senior secured notes, the exchange of 5.4 million shares of its common stock for debt with a face value of $43 and the write-off of remaining unamortized fees and expenses from its previous credit facility.

Net Interest Expense

Net interest expense decreased by $13 in 2003 as compared to 2002, primarily due to lower average debt outstanding and lower average interest rates. The lower average debt outstanding was primarily due to working capital reductions and proceeds from divestitures in 2002. As a result of its refinancing, the Company’s average borrowing rates have increased and quarterly interest expense in the future is expected to be higher than that reported in the first quarter of 2003.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Translation and Exchange Adjustments

The results for the first quarter of 2003 included net foreign exchange gains of $13 compared to losses of $7 for the same period in 2002. The improvement in foreign exchange adjustments was primarily due to the favorable translation of net U.S. dollar-denominated debt in Europe and the improving economic environment in Argentina. With the recent refinancing, a majority of the newly issued debt is in U.S. dollars and has been issued by the Company’s European subsidiaries. As a result, the Company now has a significant U.S. dollar exposure in Europe which may result in future foreign exchange gains or losses from fluctuations in European exchange rates, primarily the euro and sterling against the U.S. dollar. The Company believes that the cost of hedging this exposure would be a substantial cash cost and would reduce funds available to delever the Company. Therefore, the Company at this time does not intend to hedge the exposure, but will, when possible, net U.S. dollar, euro and sterling positions to reduce its exposure to fluctuations between the U.S. dollar and the euro and sterling. Foreign exchange adjustments from the local remeasurement of U.S. dollar debt are offset in shareholders’ equity by related translation adjustments.

Taxes on Income

The first quarter of 2003 included a tax charge of $19 on a pre-tax loss of $8 compared to a tax charge of $20 on a pre-tax loss of $30 for the same period in 2002. Tax benefits were not recognized in 2003 and 2002 on U.S. losses as the current benefit was fully reserved by an increase in the valuation allowance.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $3 in 2003 compared to the first quarter of 2002, primarily due to increased profits in the Company’s joint venture beverage can operations in China; partially offset by lower equity earnings from the Company’s joint venture plastics operations in Brazil.

Liquidity and Capital Resources

Cash from Operations

Cash of $156 was used by operations in the first three months of 2003 compared to $92 over the same period in 2002. The increase was primarily due to increased working capital, including reduced securitization of receivables.

Investing Activities

Investing activities used cash of $13 during the three months ended March 31, 2003 compared to cash provided of $154 during the same period in 2002. The reduction in cash from investing activities was primarily due to the proceeds received in 2002 from divestitures.

Financing Activities

Financing activities provided cash of $67 during the three months ended March 31, 2003, compared to cash used of $191 during the same period in 2002. The increase in cash from financing activities was primarily due to higher working capital in 2003 and the proceeds from divestitures in 2002.

On February 26, 2003, Crown Cork & Seal Company, Inc. completed a refinancing and formed Crown Holdings, Inc. (“Crown” or the “Company”) as a new public holding company.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

To better match cash flows with debt service requirements and use available collateral, a majority of the newly issued debt was placed in the Company’s European subsidiaries.

The proceeds from the refinancing consisted of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, € 285 ($306 equivalent) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior notes due in 2013, and a $504 first priority term loan due in 2008 (which is accelerated to 2006 in the event that Crown’s unsecured public debt that matures in 2006 in not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006) and a new $550 first priority revolving credit facility due in 2006.

The proceeds of $2,620 from the senior secured notes and term loan, and borrowings under the new $550 credit facility, were used to repay the existing credit facility, to repurchase outstanding unsecured notes, and to pay fees and expenses associated with the refinancing. The remaining proceeds were placed in restricted cash accounts as collateral for the senior secured notes, the term loan and the revolving credit facility, and may only be used to repurchase or retire certain existing unsecured notes. During the first quarter of 2003, the Company used $642 of the proceeds to repurchase certain of these notes. As of March 31, 2003 the remaining balance of $280 in the collateral accounts was reported as restricted cash in the Consolidated Balance Sheet. Also during the first quarter of 2003, the Company exchanged 5.4 million of its common shares for debt with a face value of $43.

In order to reduce leverage and future cash interest payments, the Company may from time to time exchange shares of its common stock for the Company’s outstanding notes and debentures. The Company will evaluate any such transactions in light of then existing market conditions and may determine not to pursue such transactions.

During April 2003 the collateral accounts were further reduced as the Company repaid the remaining $50 of notes due April 15, 2003, and repurchased other notes for $46. The Company expects to use the remaining collateral account balance of $184, as of April 30, 2003, to repay the remaining $182 of notes due in 2003 and $2 of other notes due after December 31, 2003.

As of April 30, 2003, and excluding the credit facility which matures in 2006, aggregate maturities of long-term debt for the years ended December 31, 2003 to 2007 were $186, $132, $147, $294 and $25, respectively.

There have been no material changes in the Company’s contractual obligations during the first quarter of 2003 from those discussed within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Contingent Liabilities

Information regarding the Company’s contingent liabilities appears in Part I within Item 1 of this report under Note K to the consolidated financial statements, which information is incorporated herein by reference.

Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities within the scope of FAS 133. The standard is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30. The guidance, with certain exceptions, is to be applied prospectively. The Company is currently evaluating the impact, if any, from this statement on its results of operations or financial position.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated by reference herein, describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first quarter of 2003.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Financing Activities” section and in the discussions of debt in Note F and asbestos and other matters in Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.”

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with the preparation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in the Company’s quarterly, annual or other reports filed with the Securities and Exchange Commission (“SEC”), the Company does not intend to review or revise any particular forward-looking statement in light of future events.

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 within Part II, Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Crown Holdings, Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

With the Company’s recent refinancing, the Company’s financial instrument portfolio and its market risk exposures have changed significantly from those reported in the Company’s balance sheet at December 31, 2002. A majority of the newly issued debt is in U.S. dollars and has been issued by the Company’s European subsidiaries. As a result, the Company now has significant unhedged U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings. Further discussion of the potential impact on earnings and financial condition from the recent refinancing is provided in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within “Results of Operations” under the “Net Interest Expense” and “Translation and Exchange Adjustments” sections and within “Liquidity and Capital Resources” under the “Financing Activities” section of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Item 4.	Controls and Procedures

During the ninety day period prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon, and as of the date of, that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s periodic reports which the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Crown Holdings, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company’s potential asbestos-related liabilities and a Statement of Objections issued by the European Commission, see Note K entitled “Commitments and Contingent Liabilities” to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 2.	Changes in Securities and Use of Proceeds

b)	The note indentures governing the Company’s senior secured notes contain covenants that limit the ability of the Company and its subsidiaries to, among other things, pay dividends or repurchase capital stock. Information regarding the senior secured notes appears in Part I within Item 1 of this report on page 8 under Note F, which information is incorporated by reference.

c)	During the first quarter of 2003, the Company entered into privately negotiated debt-for-equity exchanges with holders of its outstanding notes pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Information regarding the exchanges appears in Part I within Item 1 of this report on page 8 under Note F, which information is incorporated by reference.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	99.1.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc.

	99.2.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

b)	Reports on Form 8-K

	1.	On January 31, 2003, Crown Cork & Seal Company, Inc. filed a Current Report on Form 8-K pursuant to Item 5. Other Events attaching its press release dated January 29, 2003 announcing its results for the fourth quarter and year ended December 31, 2002 as well as details of a comprehensive refinancing plan.

	2.	On February 5, 2003, Crown Cork & Seal Company, Inc. filed a Current Report on Form 8-K pursuant to Item 5. Other Events attaching its press release dated February 4, 2003 announcing that in conjunction with its comprehensive refinancing plan, it has commenced concurrent tender offers for any and all of certain series of the Company’s and its subsidiaries’ outstanding notes.

	3.	On February 25, 2003, Crown Cork & Seal Company, Inc. filed a Current Report on Form 8-K pursuant to Item 5. Other Events providing the Securities and Exchange Commission with selected portions of non-public information that it expected to disclose to prospective investors in connection with its refinancing plan.

Crown Holdings, Inc.

4.	On February 26, 2003, Crown Cork & Seal Company, Inc. filed a Current Report on Form 8-K pursuant to Item 5. Other Events announcing that it had completed its previously announced comprehensive refinancing plan and had formed a new public holding company.

5.	On February 26, 2003, Crown Holdings, Inc. filed a Current Report on Form 8-K pursuant to Item 5. Other Events announcing that Crown Cork & Seal Company, Inc. had completed its previously announced comprehensive refinancing plan and formed Crown Holdings, Inc., a Pennsylvania Corporation, as a new public holding company.

6.	On March 19, 2003, Crown Holdings, Inc. filed a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure providing the Securities and Exchange Commission with selected portions of non-public information presented to certain investors at the Lehman Brothers 2003 High Yield Bond and Syndicated Loan Conference on March 19, 2003.

7.	On March 31, 2003, Crown Holdings, Inc. filed a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure announcing that on March 31, 2003, as accompanying correspondence to its Annual Report on Form 10-K for the year ended December 31, 2002, certifications of John W. Conway, Chief Executive Officer and Alan W. Rutherford, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 were furnished to the Securities and Exchange Commission.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  May 15, 2003

Crown Holdings, Inc.

CERTIFICATIONS

I, John W. Conway, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crown Holdings, Inc. (“the registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ John W. Conway
John W. Conway
Chief Executive Officer

Crown Holdings, Inc.

I, Alan W. Rutherford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Crown Holdings, Inc. (“the registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Alan W. Rutherford
Alan W. Rutherford
Chief Financial Officer