Form 10-Q/A
period 2003-03-31
CROWN HOLDINGS INC
filed 2003-05-20
CIK 1219601

The following items were the subject of a Form 12b-25
and are included herein: Note N to the consolidated
financial statements included in Part I, item 1.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q / A

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

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q, filed by Crown Holdings, Inc. on May 15, 2003 amends part I, Item 1 - Financial Statements for Note N to the consolidated financial statements. Omitted from Note N was condensed combining financial information relating to the guarantee of outstanding unsecured notes of Crown Cork & Company, Inc. by Crown Holdings, Inc. This information has been added to Note N and appears on pages 20 through 25 of this Report.

Crown Holdings, Inc.

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

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Three months ended March 31,	2003	2002

Cash flows from operating activities
Net loss	($34)	($1,068)
Depreciation and amortization	78	91
Provision for restructuring		2
Provision for asset impairments and loss on sale of assets		24
Loss from early extinguishment of debt	11
Cumulative effect of a change in accounting		1,014
Change in assets and liabilities, other than debt	(211)	(155)

Net cash used for operating activities	(156)	(92)

Cash flows from investing activities
Capital expenditures	(26)	(31)
Proceeds from sale of property, plant and equipment	12
Change in restricted cash	(280)
Proceeds from sale of businesses		181
Other, net	1	4

Net cash provided by / (used for) investing activities	(293)	154

Cash flows from financing activities
Proceeds from long-term debt	2,620
Payments of long-term debt	(643)	(10)
Net change in short-term debt	(1,504)	(176)
Debt issue costs	(123)
Common stock issued		1
Minority contributions, net of dividends paid	(3)	(6)

Net cash provided by / (used for) financing activities	347	(191)

Effect of exchange rate changes on cash and cash equivalents	4	(16)

Net change in cash and cash equivalents	(98)	(145)

Cash and cash equivalents at beginning of period	363	456

Cash and cash equivalents at end of period	$265	$311

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS - UNAUDITED

For the three months ended March 31, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$1,049	$411		$1,460

Cost of products sold, excluding
depreciation and amortization		($4)	903	335		1,234
Depreciation and amortization		1	53	24		78

Gross profit		3	93	52		148

Selling and administrative expense			63	18		81
Provision for asset impairments and
loss on sale of assets			(54)	14	$40
Loss from early extinguishment of debt			16	(5)		11
Net interest expense		11	67	(1)		77
Technology royalty			(5)	5
Translation and exchange adjustments		(5)	(7)	(1)		(13)

Income / (loss) before income taxes
and minority interests		(3)	13	22	(40)	(8)
Provision for income taxes			13	6		19
Equity earnings/(loss)	($34)	34	(34)		34

Income / (loss) before minority interests	(34)	31	(34)	16	(6)	(27)
Minority interests, net of equity earnings				(7)		(7)

Net income/(loss)	($34)	$31	($34)	$9	($6)	($34)

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS - UNAUDITED

For the three months ended March 31, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		$17	($150)	($23)		($156)

Cash flows from investing activities
Capital expenditures			(19)	(7)		(26)
Proceeds from sale of property, plant and equipment			11	1		12
Change in restricted cash		(116)	(164)			(280)
Intercompany investing activities		(466)	439	34	($7)
Other, net				1		1

Net cash provided by / (used for)
investing activities		(582)	267	29	(7)	(293)

Cash flows from financing activities
Proceeds from long-term debt		2,170	450			2,620
Payments of long-term debt			(366)	(277)		(643)
Net change in short-term debt		73	(1,588)	11		(1,504)
Net change in long-term intercompany balances		(1,596)	1,356	240
Debt issue costs		(83)	(40)			(123)
Dividends paid				(7)	7
Minority contributions, net of dividends paid				(3)		(3)

Net cash provided by / (used for)
financing activities		564	(188)	(36)	7	347

Effect of exchange rate changes on cash and cash equivalents				4		4

Net change in cash and cash equivalents		(1)	(71)	(26)		(98)

Cash and cash equivalents at beginning of period		1	139	223		363

Cash and cash equivalents at end of period			$68	$197		$265

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

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by CHI. No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2003 and 2002, and
• balance sheets as of March 31, 2003 and December 31, 2002

are presented on the following pages.

CONDENSED COMBINING STATEMENT OF OPERATIONS - UNAUDITED

For the three months ended March 31, 2003
(in millions)

	Parent	Issuer	Subsidiaries	Eliminations	Total Company

Net sales			$1,460		$1,460

Cost of products sold, excluding
depreciation and amortization			1,234		1,234
Depreciation and amortization			78		78

Gross profit			148		148

Selling and administrative expense			81		81
Provision for asset impairments and
loss on sale of assets		($156)		$156
Loss from early extinguishment of debt		15	(4)		11
Net interest expense		74	3		77
Translation and exchange adjustments			(13)		(13)

Income / (loss) before income taxes
and minority interests		67	81	(156)	(8)
Provision / (benefit) for income taxes		(31)	50		19
Equity earnings/(loss)	($34)	(132)		166

Income / (loss) before minority interests	(34)	(34)	31	10	(27)
Minority interests, net of equity earnings			(7)		(7)

Net income/(loss)	($34)	($34)	$24	$10	($34)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS - UNAUDITED

For the three months ended March 31, 2002
(in millions)

	Parent	Issuer	Subsidiaries	Eliminations	Total Company

Net sales			$1,567		$1,567

Cost of products sold, excluding
depreciation and amortization			1,305		1,305
Depreciation and amortization			91		91

Gross profit			171		171

Selling and administrative expense			76		76
Provision for restructuring			2		2
Provision for asset impairments and
loss on sale of assets			24		24
Net interest expense		$83	7		90
Translation and exchange adjustments			9		9

Income / (loss) before income taxes, minority interests
and cumulative effect of a change in accounting		(83)	53		(30)
Provision / (benefit)for income taxes		(29)	49		20
Equity earnings/(loss)	($1,068)	(1,014)		$2,082

Income / (loss) before minority interests and
cumulative effect of a change in accounting	(1,068)	(1,068)	4	2,082	(50)
Minority interests, net of equity earnings			(4)		(4)
Cumulative effect of a change in accounting			(1,014)		(1,014)

Net income/(loss)	($1,068)	($1,068)	($1,014)	$2,082	($1,068)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET - UNAUDITED

As of March 31, 2003
(in millions)

	Parent	Issuer	Subsidiaries	Eliminations	Total Company

ASSETS
Current assets
Cash and cash equivalents			$265		$265
Receivables			905		905
Inventories			917		917
Restricted cash			280		280
Prepaid expenses and other current assets			131		131

Total current assets			2,498		2,498

Long-term notes and receivables			24		24
Intercompany debt receivables			2,946	($2,946)
Investments	($52)	$4,022	23	(3,881)	112
Goodwill			2,289		2,289
Property, plant and equipment, net			2,170		2,170
Other non-current assets		7	955		962

Total	($52)	$4,029	$10,905	($6,827)	$8,055

LIABILITIES AND
SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Short-term debt			$60		$60
Current maturities of long-term debt		$50	284		334
Accounts payable and accrued liabilities		92	1,550		1,642
Income taxes payable			64		64

Total current liabilities		142	1,958		2,100

Long-term debt, excluding current maturities		821	3,279		4,100
Long-term intercompany debt		2,946		($2,946)
Postretirement and pension liabilities			1,003		1,003
Other non-current liabilities		172	530		702
Minority interests			202		202
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	($52)	(52)	3,933	(3,881)	(52)

Total liabilities and
shareholders’ equity/(deficit)	($52)	$4,029	$10,905	($6,827)	$8,055

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET - UNAUDITED

As of December 31, 2002
(in millions)

	Parent	Issuer	Subsidiaries	Eliminations	Total Company

ASSETS
Current assets
Cash and cash equivalents			$363		$363
Receivables			782		782
Inventories			779		779
Prepaid expenses and other current assets		$20	80		100

Total current assets		20	2,004		2,024

Long-term notes and receivables			24		24
Intercompany debt receivables			1,974	($1,974)
Investments	($87)	4,820	22	(4,644)	111
Goodwill			2,269		2,269
Property, plant and equipment, net			2,212		2,212
Other non-current assets		7	858		865

Total	($87)	$4,847	$9,363	($6,618)	$7,505

LIABILITIES AND
SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Short-term debt			$54		$54
Current maturities of long-term debt		$195	417		612
Accounts payable and accrued liabilities		89	1,452		1,541
Income taxes payable			63		63

Total current liabilities		284	1,986		2,270

Long-term debt, excluding current maturities		2,483	905		3,388
Long-term intercompany debt		1,974		($1,974)
Postretirement and pension liabilities			982		982
Other non-current liabilities		193	563		756
Minority interests			196		196
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	($87)	(87)	4,731	(4,644)	(87)

Total liabilities and
shareholders’ equity/(deficit)	($87)	$4,847	$9,363	($6,618)	$7,505

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS - UNAUDITED

For the three months ended March 31, 2003
(in millions)

	Parent	Issuer	Subsidiaries	Eliminations	Total Company

Net cash used for operating activities		($58)	($98)		($156)

Cash flows from investing activities
Capital expenditures			(26)		(26)
Proceeds from sale of property, plant and equipment			12		12
Change in restricted cash			(280)		(280)
Intercompany investing activities		850	(877)	$27
Other, net			1		1

Net cash used for investing activities		850	(1,170)	27	(293)

Cash flows from financing activities
Proceeds from long-term debt			2,620		2,620
Payments of long-term debt		(215)	(428)		(643)
Net change in short-term debt		(1,576)	72		(1,504)
Net change in long-term intercompany balances		972	(972)
Stock issued		27		(27)
Debt issue costs			(123)		(123)
Minority contributions, net of dividends paid			(3)		(3)

Net cash provided by financing activities		(792)	1,166	(27)	347

Effect of exchange rate changes on cash and cash equivalents			4		4

Net change in cash and cash equivalents			(98)		(98)

Cash and cash equivalents at beginning of period			363		363

Cash and cash equivalents at end of period			$265		$265

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS - UNAUDITED

For the three months ended March 31, 2002
(in millions)

	Parent	Issuer	Subsidiaries	Eliminations	Total Company

Net cash used for operating activities		($90)	($2)		($92)

Cash flows from investing activities
Capital expenditures			(31)		(31)
Proceeds from sale of businesses			181		181
Other, net			4		4

Net cash provided by investing activities			154		154

Cash flows from financing activities
Payments of long-term debt			(10)		(10)
Net change in short-term debt		(105)	(71)		(176)
Net change in long-term intercompany balances		194	(194)
Common stock issued		1			1
Minority contributions, net of dividends paid			(6)		(6)

Net cash provided by / (used for)
financing activities		90	(281)		(191)

Effect of exchange rate changes on cash and cash equivalents			(16)		(16)

Net change in cash and cash equivalents			(145)		(145)

Cash and cash equivalents at beginning of period			456		456

Cash and cash equivalents at end of period			$311		$311

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data; per share amounts are quoted as diluted)

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

Investing Activities

Investing activities used cash of $293 during the three months ended March 31, 2003 compared to cash provided of $154 during the same period in 2002. The reduction in cash from investing activities was primarily due to the proceeds received in 2002 from divestitures and the restricted cash balances established in connection with the refinancing.

Financing Activities

Financing activities provided cash of $347 during the three months ended March 31, 2003, compared to cash used of $191 during the same period in 2002. The increase in cash from financing activities was primarily due to higher working capital in 2003, the proceeds from divestitures in 2002, and borrowings in 2003 that were used to fund the restricted cash balances.

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
Thomas A. Kelly
Vice President and Corporate Controller

Date:  May 20, 2003

Crown Holdings, Inc.

CERTIFICATIONS

I, John W. Conway, certify that:

1.	I have reviewed this quarterly report on Form 10-Q / A of Crown Holdings, Inc. (“the registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ John W. Conway
John W. Conway
Chief Executive Officer

Crown Holdings, Inc.

I, Alan W. Rutherford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q / A of Crown Holdings, Inc. (“the registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ Alan W. Rutherford
Alan W. Rutherford
Chief Financial Officer