Form 10-Q
period 2003-06-30
CROWN HOLDINGS INC
filed 2003-08-08
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
Yes   X   No   ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes   X   No   ___

There were 164,942,262 shares of Common Stock outstanding as of July 31, 2003.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended June 30,	2003	2002

Net sales	$1,726	$1,789

Cost of products sold, excluding depreciation and amortization	1,422	1,455
Depreciation and amortization	85	94

Gross profit	219	240

Selling and administrative expense	81	76
Provision for asset impairments and (gain) / loss on sale of assets	(3)
Gain from early extinguishment of debt	(2)	(25)
Interest expense	101	86
Interest income	(3)	(2)
Translation and exchange adjustments	(56)	9

Income before income taxes and minority interests	101	96

Provision for income taxes	20	26
Minority interests, net of equity earnings	(9)	(6)

Net income	$72	$64

Earnings per average common share:
Basic	$.44	$.49

Diluted	$.43	$.48

Weighted average common shares outstanding:
Basic	164,910,274	131,160,900
Diluted	165,843,258	133,238,280

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability. See Note A.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Six months ended June 30,	2003	2002

Net sales	$3,186	$3,356

Cost of products sold, excluding depreciation and amortization	2,656	2,760
Depreciation and amortization	163	185

Gross profit	367	411

Selling and administrative expense	162	152
Provision for restructuring		2
Provision for asset impairments and (gain) / loss on sale of assets	(3)	24
(Gain) / loss from early extinguishment of debt	9	(25)
Interest expense	180	179
Interest income	(5)	(5)
Translation and exchange adjustments	(69)	18

Income before income taxes, minority interests and cumulative effect of a change in accounting	93	66

Provision for income taxes	39	46
Minority interests, net of equity earnings	(16)	(10)

Income before cumulative effect of a change in accounting	38	10
Cumulative effect of a change in accounting		(1,014)

Net income / (loss)	$38	($1,004)

Basic earnings / (loss) per share:
Income before cumulative effect of a change in accounting	$.23	$.08
Cumulative effect of a change in accounting		(7.89)

Net income / (loss)	$.23	($7.82)

Diluted earnings per share:
Income before cumulative effect of a change in accounting	$.23	$.08
Cumulative effect of a change in accounting		(7.81)

Net income / (loss)	$.23	($7.73)

Weighted average common shares outstanding:
Basic	164,379,638	128,461,067
Diluted	165,312,801	129,836,316

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability. See Note A.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$276	$363
Receivables	1,023	782
Inventories	975	779
Restricted cash	162
Prepaid expenses and other current assets	94	100

Total current assets	2,530	2,024

Long-term notes and receivables	27	24
Investments	115	111
Goodwill	2,362	2,269
Property, plant and equipment, net	2,176	2,212
Other non-current assets	1,019	865

Total	$8,229	$7,505

Liabilities and shareholders' equity
Current liabilities
Short-term debt	$62	$54
Current maturities of long-term debt	190	612
Accounts payable and accrued liabilities	1,762	1,541
Income taxes payable	58	63

Total current liabilities	2,072	2,270

Long-term debt, excluding current maturities	4,112	3,388
Postretirement and pension liabilities	1,029	982
Other non-current liabilities	722	756
Minority interests	216	196
Commitments and contingent liabiities (Note I)
Shareholders' equity / (deficit)	78	(87)

Total	$8,229	$7,505

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Six months ended June 30,	2003	2002

Cash flows from operating activities
Net income / (loss)	$38	($1,004)
Depreciation and amortization	163	185
Provision for restructuring		2
Provision for asset impairments and (gain) / loss on sale of assets	(3)	24
(Gain) / loss from early extinguishment of debt	9	(25)
Translation and foreign exchange gain / (loss)	(69)	18
Cumulative effect of a change in accounting		1,014
Change in assets and liabilities	(223)	(216)

Net cash used for operating activities	(85)	(2)

Cash flows from investing activities
Capital expenditures	(54)	(56)
Proceeds from sale of property, plant and equipment	16	7
Change in restricted cash	(162)
Proceeds from sale of businesses		181
Other, net	1	(3)

Net cash provided by / (used for) investing activities	(199)	129

Cash flows from financing activities
Proceeds from long-term debt	2,622	14
Payments of long-term debt	(798)	(18)
Net change in short-term debt	(1,522)	(237)
Debt issue costs	(131)
Proceeds from termination of currency swap	13
Common stock issued	2	1
Minority contributions, net of dividends paid	(6)	(15)

Net cash provided by / (used for) financing activities	180	(255)

Effect of exchange rate changes on cash and cash equivalents	17	(20)

Net change in cash and cash equivalents	(87)	(148)

Cash and cash equivalents at beginning of period	363	456

Cash and cash equivalents at end of period	$276	$308

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) AND CHANGES IN SHAREHOLDERS’ EQUITY / (DEFICIT)
(In millions)
(Unaudited)

	Comprehensive Income / (Loss)		Common	Paid-In	Retained Earnings / (Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit)	Stock	Income / (Loss)	Total

Balance at January 1, 2002			$780	$1,600	$ 22	($151)	($1,447)	$ 804
Net income / (loss)	$ 64	($1,004)			(1,004)			(1,004)
Translation adjustments	149	114					114	114
Derivatives qualifying as hedges	6	4					4	4

Comprehensive income / (loss)	$219	($ 886)

Stock issued in debt-for-equity exchanges			122	68				190
Stock issued - benefit plans						1		1

Balance at June 30, 2002			$902	$1,668	($ 982)	($150)	($1,329)	$ 109

	Comprehensive Income / (Loss)		Common	Paid-In	Retained Earnings / (Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit)	Stock	Income / (Loss)	Total

Balance at January 1, 2003			$902	$1,684	($1,183)	($104)	($1,386)	($87)
Net income	$ 72	$438			38			38
Translation adjustments	59	89					89	89
Derivatives qualifying as hedges	(3)	(5)					(5)	(5)

Comprehensive income	$128	$122

Stock issued in debt-for-equity exchanges			27	14				41
Stock issued - benefit plans				1		1		2

Balance at June 30, 2003			$929	$1,699	($1,145)	($103)	($1,302)	$78

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
(Unaudited)

A.	Statement of Information Furnished

Crown Holdings, Inc. (the “Company”) was formed as a new public holding company in February, 2003 and shares of Crown Cork & Seal Company, Inc. were converted into an equal number of shares of Crown Holdings, Inc. Crown Cork & Seal Company, Inc. is now a wholly-owned subsidiary of Crown Holdings, Inc. This conversion had no effect on the results of operations, financial position or cash flow of the Company.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to fairly present the financial position, the results of operations and cash flows of Crown Holdings, Inc. for the periods ended June 30, 2003 and 2002, respectively. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

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

The Consolidated Statements of Operations for the three and six months ended June 30, 2002 have been restated to report gains or losses from the extinguishment of debt within income/(loss) from continuing operations rather than as an extraordinary item, consistent with the guidelines of SFAS 145 (“FAS 145”), “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections.” The Company adopted FAS 145 in the fourth quarter of 2002, effective January 1, 2002.

B.	Stock-Based Compensation

At June 30, 2003, the Company had four active stock option plans. The Company accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Company’s common stock at the date of grant.

Crown Holdings, Inc.

The following table illustrates the effect on net income/(loss) and income/(loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income / (loss) as reported	$72	$64	$38	($1,004)

Deduct:
Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(3)	(3)	(5)	(5)

Pro forma net income / (loss)	$69	$61	$33	($1,009)

Earnings / (loss) per share:
Basic - as reported	$.44	$.49	$.23	($7.82)

Basic - pro forma	$.42	$.47	$.20	($7.85)

Diluted - as reported	$.43	$.48	$.23	($7.73)

Diluted - pro forma	$.42	$.46	$.20	($7.77)

C.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2002 and 2003, respectively, were as follows:

	Americas	Europe	Asia-Pacific	Consolidated Total

Balance as of January 1, 2002	$1,156	$2,463	$6	$3,625
Transitional impairment charge	(120)	(888)	(6)	(1,014)
Divestitures	(75)	(56)		(131)
Foreign currency translation and other	13	70		83

Balance as of June 30, 2002	$ 974	$1,589	$0	$2,563

Balance as of January 1, 2003	$ 639	$1,630		$2,269
Foreign currency translation and other	14	79		93

Balance as of June 30, 2003	$ 653	$1,709	$0	$2,362

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

D.	Inventories

	June 30,	December 31,
	2003	2002

Finished goods	$ 439	$ 314
Work in process	116	89
Raw material and supplies	420	376

	$ 975	$ 779

Crown Holdings, Inc.

E.	Debt and Liquidity

On February 26, 2003, Crown Cork & Seal Company, Inc. completed a refinancing and formed Crown Holdings, Inc. (“Crown” or the “Company”) as a new public holding company, as discussed in Note A.

The proceeds from the refinancing consisted of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, € 285 ($306 equivalent at February 26, 2003) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, and $504 of first priority term loans due in 2008 (which are accelerated to 2006 in the event that Crown’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006) and a new $550 first priority revolving credit facility due in 2006.

The proceeds of $2,620 from the senior secured notes and term loans, and $198 of borrowings under the new $550 credit facility, were used to repay the existing credit facility, to repurchase outstanding unsecured notes, and to pay fees and expenses associated with the refinancing. The remaining proceeds were placed in restricted cash accounts as collateral for the senior secured notes, the term loans and the revolving credit facility, and may only be used to repurchase or retire certain existing unsecured notes. As of June 30, 2003, the remaining balance of $162 in the collateral accounts was reported as restricted cash in the Consolidated Balance Sheet. The Company expects to use the remaining restricted cash balance to repay the remaining notes due in 2003.

During the first six months of 2003, the Company repurchased or retired $784 of unsecured notes. The Company also exchanged 5.4 million shares of its common stock for debt with a face value of $43 in privately negotiated debt-for-equity exchanges. In connection with the repurchases and exchanges and the write-off of unamortized financing fees and expenses from its previous credit facility, the Company recognized a pretax loss of $9 from the early extinguishment of debt for the six months ended June 30, 2003.

During the second quarter of 2002, the Company exchanged 24.4 million shares of its common stock with a market value of $190 for debt with face value of $210 and accrued interest of $5. In connection with the exchanges, the Company recorded a pretax gain of $25 from the early extinguishment of debt.

During the first six months of 2003, the Company recognized unrealized foreign exchange gains of $64 due to the net U.S. dollar exposure in certain European subsidiaries arising from the sale of the senior secured notes as described above.

In July of 2003, the Company refinanced the $450 first priority term loan with the proceeds from a new first priority term loan on substantially the same terms except that the new term loan bears interest at LIBOR plus 3.00%, compared to LIBOR plus 4.25% for the refinanced term loan, and includes a prepayment premium of 1.00% if the new term loan is paid back in full within one year.

F.	Derivative Financial Instruments

During the first quarter of 2003, two cross-currency swaps that had effectively converted U.S. dollar-denominated fixed rate debt into variable rate euro-denominated debt and fixed rate sterling-denominated debt were deemed ineffective due to the repurchase of a significant portion of the hedged debt. As such, hedge accounting for these derivatives was discontinued prospectively. The debt and related swaps had original maturity dates of December 2003 and notional values of $200 each. In April 2003, the sterling swap was settled prior to maturity at its fair value of $13.

In July, 2003, the Company entered into three interest rate swaps with a combined notional value of $800. The swaps effectively convert $800 of 9.5% fixed rate debt into variable rate debt at LIBOR plus 5.48%. The swaps will be accounted for as fair value hedges of the second priority U. S. dollar notes due 2011.

Crown Holdings, Inc.

G.	Restructuring

During the first quarter of 2002, the Company provided $2 for severance costs in connection with the closing of a crown plant and the elimination of a crown operation in Europe.

The balance in the restructuring reserve represents contracts or agreements whereby payments are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserve (excluding write-down of assets which is reflected as a reduction of the related asset account) is included within “accounts payable and accrued liabilities” in the Consolidated Balance Sheets.

The components of the restructuring reserve and movements within these components during the first six months of 2002 and 2003 were as follows:
	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2002	$ 8	$14	$22
Provision	2		2
Payments made	(7)	(2)	(9)
Foreign currency translation and other		(2)	(2)

Balance as of June 30, 2002	$ 3	$10	$13

Balance as of January 1, 2003	$ 9	$ 5	$14
Payments made	(3)	(1)	(4)
Foreign currency translation and other		(1)	(1)

Balance as of June 30, 2003	$ 6	$ 3	$ 9

H.	Asset Impairments and (Gain) / Loss on Sale of Assets

During the first six months of 2003, the Company sold various assets for $16 and recorded a net gain of $3 before tax.

During the first six months of 2002, the Company completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, and its 15% shareholding in Crown Nampak (Pty) Ltd. for total net proceeds of $181. A net loss of $32 was recognized in connection with these sales, including a tax charge of $8. The loss was primarily in Europe from the sale of the pharmaceutical packaging business. During the first six months of 2002, the Company sold various other assets for $7 with no net gain or loss.

During the second half of 2002, the Company completed the sale of its businesses in Central and East Africa and of Constar International Inc. (“Constar”). The divested businesses other than Constar were not presented as discontinued operations because their sale was initiated prior to the initial application of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Constar was not presented as a discontinued operation because the Company retained a 10.5% ownership interest and accounts for its investment in Constar as an equity investment.

Crown Holdings, Inc.

I.	Commitments and Contingent Liabilities

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

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor's liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos claims than the acquired company’s adjusted asset value. On June 12, 2002, Crown Cork received a favorable ruling from the Philadelphia Court of Common Pleas on its motion for summary judgment regarding the 376 asbestos-related cases pending against it in that court (in re Asbestos Litigation, October Term 1986, Number 001). The plaintiffs claimed that the legislation was procedurally inapplicable and that, if applicable, it violated due process and other clauses of the United States and Pennsylvania constitutions. The plaintiffs’ appeal of that ruling was heard by the Supreme Court of Pennsylvania on October 22, 2002, and a decision could come at any time. An unfavorable decision may require the Company to increase its accrual for pending and future asbestos-related claims.

In June 2003, the State of Texas enacted general tort reform legislation. The bill includes a provision that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total adjusted value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor’s assets. Crown Cork estimates that pending claims in Texas currently constitute approximately 25% to 30% of total claims outstanding. For the near term, the Company does not anticipate that the new legislation will affect its current accrual for asbestos-related claims. Crown Cork intends to integrate the legislation into its claims defense strategy. The Company cautions, however, that the legislation is novel and may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

On July 10, 2003, the Senate Judiciary Committee approved a bill that would create a national trust fund to compensate people with asbestos-related diseases and limit the payments made by companies relating to asbestos-related liabilities. The bill has not yet been considered by the Senate or House of Representatives. There can be no assurance that this bill will be passed in its present form or at all and the Company is unable to predict the impact that any such legislation will have on Crown Cork. Due to this uncertainty, the Company has not considered the bill in evaluating the adequacy of the Company’s reserve for asbestos-related claims.

During the six months ended June 30, 2003, the Company received 28,000 new claims, settled or dismissed 11,000 claims for a total of $11 and had 76,000 claims outstanding at the end of the period. During the six months ended June 30, 2002, the Company received 20,000 new claims, settled or dismissed 20,000 claims for a total of $35 and had 66,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of June 30, 2003, the Company’s accrual for pending and future asbestos-related claims was $233, a decrease of $30 since December 31, 2002 due to payments made during the first six months of 2003. The 2003 payments included amounts for claims that were settled in previous years. The Company estimates that its probable and estimable asbestos liability for pending and future asbestos-related claims will range between $233 and $472. The accrual balance of $233 includes $114 for unasserted claims and $41 for committed settlements that will be paid over time.

Crown Holdings, Inc.

Historically (1977-2002), Crown Cork estimates that approximately one-quarter of all asbestos-related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual and range of potential liability any amounts for settlements by persons alleging first exposure to asbestos after 1964.

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Pennsylvania asbestos legislation described above is expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims. The Company’s accrual includes estimates for probable costs for claims through the year 2012. The upper end of the Company’s estimated range of possible asbestos costs of $472 includes claims beyond that date.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that these estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s results of operations, financial position and cash flow.

On March 18, 2003, the European Commission issued a Statement of Objections alleging that certain of the Company’s European subsidiaries engaged in commercial practices that violated European competition law. The Statement of Objections, which is understood to arise from an investigation of a complaint made by a competitor, alleges that certain food can contracts primarily in the United Kingdom and Ireland during the 1990’s infringed Article 82 of the EC Treaty (abuse of dominant position). The issuance of a Statement of Objections by the Commission is the initial step in formal proceedings. It does not constitute a decision on the merits. The Company has file its reply to the Statement of Objections and, under applicable procedures, will have the opportunity to contest its allegations at a formal hearing. The Commission will issue its formal decision sometime after the hearing and if it finds that the subsidiaries violated European competition law, the Commission has the authority to require the Company to modify its commercial practices and to levy fines. The Commission’s decision may be appealed to the European Court of First Instance. The Company believes that the allegations against it are without merit and intends to defend its position vigorously. However, the matter is in its preliminary stages and the Company is unable to predict the ultimate outcome or its impact on the Company. The Company is also unable at this time to estimate the range of potential fines, which could be material to its results of operations, financial position and cash flow.

The Company is also subject to various other lawsuits and claims with respect to matters such as governmental regulations and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes, after consulting with counsel, that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial position of the Company.

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

Crown Holdings, Inc.

The Company has guaranteed future rent payments for properties leased by Constar International Inc. The guarantees represent an accommodation to landlords due to Constar’s divestiture from the Company in 2002. There has been no material change to these guarantees since December 31, 2002.

At June 30, 2003, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. There has been no material change to these guarantees since December 31, 2002. The Company accrues for costs associated with such indemnifications when it is probable that a liability has been incurred and the amount can be reasonably estimated.

The Company also has guarantees with various governmental agencies within Europe to cover imports and other tax matters. There has been no material change to these guarantees since December 31, 2002.

J.	Earnings Per Share

The following table summarizes the basic and diluted earnings / (loss) per share computations for the periods ended June 30, 2003 and 2002, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Earnings / (loss):
Income before cumulative effect of a change in accounting	$ 72	$ 64	$ 38	$ 10
Cumulative effect of a change in accounting				(1,014)

Net income / (loss)	$ 72	$ 64	$ 38	($1,004)

Average shares outstanding:
Basic	164.9	131.2	164.4	128.5
Add: dilutive stock options	.9	2.0	.9	1.3

Diluted	165.8	133.2	165.3	129.8

Basic earnings / (loss) per share:
Before cumulative effect of a change in accounting	$.44	$.49	$.23	$ .08
Cumulative effect of a change in accounting				(7.89)

Net income / (loss)	$.44	$.49	$.23	($7.82)

Diluted earnings / (loss) per share:
Before cumulative effect of a change in accounting	$.43	$.48	$.23	$ .08
Cumulative effect of a change in accounting				(7.81)

Net income / (loss)	$.43	$.48	$.23	($7.73)

Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2003 were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 6.0 milion and 6.5 million, respectively. The computation for June 30, 2002 excluded 6.3 million and 7.9 million shares for the three and six months then ended. These shares were excluded because the exercise prices of the then outstanding options were above the average market price for the related periods.

Crown Holdings, Inc.

K.	Segment Information

The Company maintains three operating segments, defined geographically: Americas, Europe and Asia-Pacific. Each operating segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarter costs. Divisional headquarter costs are maintained within the operating segments.

The interim segment information is as follows:

Three Months ended June 30,

2003	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$718	$925	$83		$1,726
Segment income / (loss)	46	101	13	($22)	138

2002

External sales	866	838	85		1,789
Segment income / (loss)	75	97	10	(18)	164

Six Months ended June 30,

2003	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$1,327	$1,693	$166		$3,186
Segment income / (loss)	64	163	22	($44)	205

2002

External sales	1,658	1,536	162		3,356
Segment income / (loss)	119	158	18	(38)	257

The following table reconciles the Company’s consolidated segment income to income before income taxes, minority interests and cumulative effect of a change in accounting:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Consolidated segment income	$138	$164	$205	$257
Provision for asset impairments and (gain) / loss on sale of assets	(3)		(3)	24
(Gain) / loss from early extinguishment of debt	(2)	(25)	9	(25)
Translation and exchange adjustments	(56)	9	(69)	18
Interest expense	101	86	180	179
Interest income	(3)	(2)	(5)	(5)

Income before income taxes, minority interests and cumulative effect of a change in accounting	$101	$ 96	$ 93	$ 66

Crown Holdings, Inc.

L.	Condensed Combining Financial Information

In connection with the Company’s refinancing as discussed in Note E, Crown European Holdings, a subsidiary of the Company, issued $2,116 of senior secured notes that are fully and unconditionally guaranteed by certain subsidiaries and Crown Holdings, Inc. The guarantors are wholly-owned by the Company and the guarantees are made on a joint and several basis. The guarantor column in the following financial statements includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland for the periods presented (including information for divested operations through the date of disposition). For additional historical financial information for these subsidiaries, see Note W to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following condensed combining financial statements:

• statements of operations and cash flows for the three and six months ended June 30, 2003 and 2002, and
• balance sheets as of June 30, 2003 and December 31, 2002, and
• cash flows for the six months ended June 30, 2003 and 2002 are presented on the following pages.

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$1,211	$515		$1,726

Cost of products sold, excluding
depreciation and amortization		($4)	1,027	399		1,422
Depreciation and amortization		(1)	61	25		85

Gross profit		5	123	91		219

Selling and administrative expense			66	15		81
Provision for asset impairments and
(gain) / loss on sale of assets			(1)	(2)		(3)
(Gain) / loss from early extinguishment of debt			(1)	(1)		(2)
Net interest expense		29	75	(6)		98
Technology royalty			(6)	6
Translation and exchange adjustments		(13)	(42)	(1)		(56)

Income / (loss) before income taxes
and minority interests		(11)	32	80		101
Provision for income taxes			10	10		20
Equity earnings/(loss)	$72	85	50		($207)

Income / (loss) before minority interests	72	74	72	70	(207)	81
Minority interests, net of equity earnings				(9)		(9)

Net income/(loss)	$72	$74	$72	$61	($207)	$72

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$1,294	$495		$1,789

Cost of products sold, excluding
depreciation and amortization		($3)	1,066	392		1,455
Depreciation and amortization			69	25		94

Gross profit		3	159	78		240

Selling and administrative expense		(1)	60	17		76
(Gain) / loss from early extinguishment of debt			(25)			(25)
Net interest expense		6	80	(2)		84
Technology royalty			(6)	6
Translation and exchange adjustments			1	8		9

Income / (loss) before income taxes
and minority interests		(2)	49	49		96
Provision for income taxes			3	23		26
Equity earnings/(loss)	$64	33	18		($115)

Income / (loss) before minority interests	64	31	64	26	(115)	70
Minority interests, net of equity earnings				(6)		(6)

Net income/(loss)	$64	$31	$64	$20	($115)	$64

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$2,260	$926		$3,186

Cost of products sold, excluding
depreciation and amortization		($8)	1,930	734		2,656
Depreciation and amortization			114	49		163

Gross profit		8	216	143		367

Selling and administrative expense			129	33		162
Provision for asset impairments and
(gain) / loss on sale of assets			(55)	12	$40	(3)
(Gain) / loss from early extinguishment of debt			15	(6)		9
Net interest expense		40	142	(7)		175
Technology royalty			(11)	11
Translation and exchange adjustments		(18)	(49)	(2)		(69)

Income / (loss) before income taxes
and minority interests		(14)	45	102	(40)	93
Provision for income taxes			23	16		39
Equity earnings/(loss)	$38	119	16		(173)

Income / (loss) before minority interests	38	105	38	86	(213)	54
Minority interests, net of equity earnings				(16)		(16)

Net income/(loss)	$38	$105	$38	$70	($213)	$38

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$2,468	$888		$3,356

Cost of products sold, excluding
depreciation and amortization		($6)	2,055	711		2,760
Depreciation and amortization			138	47		185

Gross profit		6	275	130		411

Selling and administrative expense		(1)	119	34		152
Provision for restructuring			1	1		2
Provision for asset impairments and
(gain) / loss on sale of assets			22	2		24
(Gain) / loss from early extinguishment of debt			(25)			(25)
Net interest expense		11	164	(1)		174
Technology royalty			(11)	11
Translation and exchange adjustments			1	17		18

Income / (loss) before income taxes, minority
interests and cumulative effect
of a change in accounting		(4)	4	66		66
Provision for income taxes			21	25		46
Equity earnings/(loss)	$10	2	27		($39)

Income / (loss) before minority interests and
cumulative effect of a change in accounting	10	(2)	10	41	(39)	20
Minority interests, net of equity earnings				(10)		(10)
Cumulative effect of a change in accounting	(1,014)	(894)	(1,014)	(231)	2,139	(1,014)

Net income/(loss)	($1,004)	($896)	($1,004)	($200)	$2,100	($1,004)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$5	$74	$197		$276
Receivables		7	400	616		1,023
Intercompany receivables			42	18	($60)
Inventories			609	366		975
Restricted cash		82	80			162
Prepaid expenses and other current assets		1	50	43		94

Total current assets		95	1,255	1,240	(60)	2,530

Long-term notes and receivables			18	9		27
Intercompany debt receivables		1,748	926	3,019	(5,693)
Investments			90	25		115
Investments in subsidiaries	$78	2,636	656		(3,370)
Goodwill			1,786	576		2,362
Property, plant and equipment, net		1	1,464	711		2,176
Other non-current assets		86	809	124		1,019

Total	$78	$4,566	$7,004	$5,704	($9,123)	$8,229

Liabilities and Shareholders’ Equity / (Deficit)
Current liabilities
Short-term debt			$41	$21		$62
Current maturities of long-term debt		$3	82	105		190
Accounts payable and accrued liabilities		85	1,078	599		1,762
Intercompany payables			18	42	($60)
Income taxes payable		2	29	27		58

Total current liabilities		90	1,248	794	(60)	2,072

Long-term debt, excluding current maturities		2,269	1,621	222		4,112
Long-term intercompany debt		638	2,537	2,518	(5,693)
Postretirement and pension liabilities		1	1,009	19		1,029
Other non-current liabilities			511	211		722
Minority interests				216		216
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	$78	1,568	78	1,724	(3,370)	78

Total	$78	$4,566	$7,004	$5,704	($9,123)	$8,229

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$1	$139	$223		$363
Receivables		4	278	500		782
Intercompany receivables			53	39	($92)
Inventories			518	261		779
Prepaid expenses and other current assets			64	36		100

Total current assets		5	1,052	1,059	(92)	2,024

Long-term notes and receivables			17	7		24
Intercompany debt receivables		6	589	1,080	(1,675)
Investments			89	22		111
Investments in subsidiaries	($87)	2,537	1,042		(3,492)
Goodwill			1,762	507		2,269
Property, plant and equipment, net			1,493	719		2,212
Other non-current assets			739	126		865

Total	($87)	$2,548	$6,783	$3,520	($5,259)	$7,505

Liabilities and Shareholders’ Equity / (Deficit)
Current liabilities
Short-term debt			$23	$31		$54
Current maturities of long-term debt			399	213		612
Accounts payable and accrued liabilities		$7	1,069	465		1,541
Intercompany payables			39	53	($92)
Income taxes payable		2	41	20		63

Total current liabilities		9	1,571	782	(92)	2,270

Long-term debt, excluding current maturities			2,971	417		3,388
Long-term intercompany debt		271	809	595	(1,675)
Postretirement and pension liabilities		1	959	22		982
Other non-current liabilities			560	196		756
Minority interests				196		196
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	($87)	2,267	(87)	1,312	(3,492)	(87)

Total	($87)	$2,548	$6,783	$3,520	($5,259)	$7,505

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		$44	($175)	$46		($85)

Cash flows from investing activities
Capital expenditures			(40)	(14)		(54)
Proceeds from sale of property, plant and equipment			12	4		16
Change in restricted cash		(82)	(80)			(162)
Intercompany investing activities		(715)	702	34	($21)
Other, net			1			1

Net cash provided by / (used for) investing activities		(797)	595	24	(21)	(199)

Cash flows from financing activities

Proceeds from long-term debt		2,170	450	2		2,622
Payments of long-term debt			(475)	(323)		(798)
Net change in short-term debt		73	(1,595)			(1,522)
Net change in long-term intercompany balances		(1,400)	1,158	242
Debt issue costs		(86)	(45)			(131)
Dividends paid				(21)	21
Proceeds from termnation of currency swap			13			13
Common stock issued			2			2
Minority contributions, net of dividends paid				(6)		(6)

Net cash provided by / (used for) financing activities		757	(492)	(106)	21	180

Effect of exchange rate changes on cash and cash equivalents			7	10		17

Net change in cash and cash equivalents		4	(65)	(26)		(87)

Cash and cash equivalents at beginning of period		1	139	223		363

Cash and cash equivalents at end of period	$0	$5	$74	$197	$0	$276

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($4)	($89)	$91		($2)

Cash flows from investing activities
Capital expenditures			(21)	(35)		(56)
Proceeds from sale of property, plant and equipment			7			7
Proceeds from sale of businesses			157	24		181
Intercompany investing activities		(27)	29	22	($24)
Other, net				(3)		(3)

Net cash provided by / (used for) investing activities		(27)	172	8	(24)	129

Cash flows from financing activities

Proceeds from long-term debt				14		14
Payments of long-term debt				(18)		(18)
Net change in short-term debt			(263)	26		(237)
Net change in long-term intercompany balances		31	122	(153)
Dividends paid				(24)	24
Common stock issued			1			1
Minority contributions, net of dividends paid				(15)		(15)

Net cash provided by / (used for) financing activities		31	(140)	(170)	24	(255)

Effect of exchange rate changes on cash and cash equivalents			3	(23)		(20)

Net change in cash and cash equivalents			(54)	(94)		(148)

Cash and cash equivalents at beginning of period			168	288		456

Cash and cash equivalents at end of period	$0	$0	$114	$194	$0	$308

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary, has outstanding public debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations for the three and six months ended June 30, 2003 and 2002, and
• balance sheets as of June 30, 2003 and December 31, 2002 and
• cash flows for the six months ended June 30, 2003 and 2002 are presented on the following pages.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2003
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$1,726		$1,726

Cost of products sold, excluding depreciation
and amortization			1,422		1,422
Depreciation and amortization			85		85

Gross profit			219		219

Selling and administrative expense			81		81
Provision for asset impairments and (gain) / loss
on sale of assets			(3)		(3)
(Gain) / loss from early extinguishment of debt			(2)		(2)
Net interest expense		$74	24		98
Translation and exchange adjustments			(56)		(56)

Income / (loss) before income taxes and minority interests		(74)	175		101
Provision for income taxes		(18)	38		20
Equity earnings/(loss)	$72	128		($200)

Income / (loss) before minority interests	72	72	137	(200)	81
Minority interests, net of equity earnings			(9)		(9)

Net income/(loss)	$72	$72	$128	($200)	$72

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2002
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$1,789		$1,789

Cost of products sold, excluding depreciation
and amortization			1,455		1,455
Depreciation and amortization			94		94

Gross profit			240		240

Selling and administrative expense			76		76
(Gain) / loss from early extinguishment of debt		($25)			(25)
Net interest expense		78	6		84
Translation and exchange adjustments			9		9

Income / (loss) before income taxes and minority interests		(53)	149		96
Provision for income taxes		(12)	38		26
Equity earnings/(loss)	$64	105		($169)

Income / (loss) before minority interests	64	64	111	(169)	70
Minority interests, net of equity earnings			(6)		(6)

Net income/(loss)	$64	$64	$105	($169)	$64

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2003
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$3,186		$3,186

Cost of products sold, excluding depreciation
and amortization			2,656		2,656
Depreciation and amortization			163		163

Gross profit			367		367

Selling and administrative expense			162		162
Provision for asset impairments and (gain) / loss
on sale of assets		($156)	(3)	$156	(3)
(Gain) / loss from early extinguishment of debt		15	(6)		9
Net interest expense		148	27		175
Translation and exchange adjustments			(69)		(69)

Income / (loss) before income taxes and minority interests		(7)	256	(156)	93
Provision for income taxes		(49)	88		39
Equity earnings/(loss)	$38	(4)		(34)

Income / (loss) before minority interests	38	38	168	(190)	54
Minority interests, net of equity earnings			(16)		(16)

Net income/(loss)	$38	$38	$152	($190)	$38

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2002
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$3,356		$3,356

Cost of products sold, excluding depreciation
and amortization			2,760		2,760
Depreciation and amortization			185		185

Gross profit			411		411

Selling and administrative expense			152		152
Provision for restructuring			2		2
Provision for asset impairments and (gain) / loss
on sale of assets			24		24
(Gain) / loss from early extinguishment of debt		($25)			(25)
Net interest expense		161	13		174
Translation and exchange adjustments			18		18

Income / (loss) before income taxes, minority interests
and cumulative effect of a change in accounting		(136)	202		66
Provision / (benefit) for income taxes		(41)	87		46
Equity earnings/(loss)	$10	105		($115)

Income / (loss) before minority interests and cumulative effect
of a change in accounting	10	10	115	(115)	20
Minority interests, net of equity earnings			(10)		(10)
Cumulative effect of a change in accounting	(1,014)	(1,014)	(1,014)	2,028	(1,014)

Net income/(loss)	($1,004)	($1,004)	($909)	$1,913	($1,004)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2003
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$276		$276
Receivables			1,023		1,023
Inventories			975		975
Restricted cash			162		162
Prepaid expenses and other current assets			94		94

Total current assets			2,530		2,530

Long-term notes and receivables			27		27
Intercompany debt receivables			3,072	($3,072)
Investments	$78	$4,207		(4,170)	115
Goodwill			2,362		2,362
Property, plant and equipment, net			2,176		2,176
Other non-current assets		7	1,012		1,019

Total	$78	$4,214	$11,179	($7,242)	$8,229

Liabilities and Shareholders’ Equity / (Deficit)
Current liabilities
Short-term debt			$62		$62
Current maturities of long-term debt			190		190
Accounts payable and accrued liabilities		$80	1,682		1,762
Income taxes payable			58		58

Total current liabilities		80	1,992		2,072

Long-term debt, excluding current maturities		821	3,291		4,112
Long-term intercompany debt		3,072		($3,072)
Postretirement and pension liabilities			1,029		1,029
Other non-current liabilities		163	559		722
Minority interests			216		216
Commitments and contingent liabilities
Shareholders’ equity / (deficit)	$78	78	4,092	(4,170)	78

Total	$78	$4,214	$11,179	($7,242)	$8,229

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2002
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$363		$363
Receivables			782		782
Inventories			779		779
Prepaid expenses and other current assets		$20	80		100

Total current assets		20	2,004		2,024

Long-term notes and receivables			24		24
Intercompany debt receivables			1,974	($1,974)
Investments	($87)	4,820	22	(4,644)	111
Goodwill			2,269		2,269
Property, plant and equipment, net			2,212		2,212
Other non-current assets		7	858		865

Total	($87)	$4,847	$9,363	($6,618)	$7,505

Liabilities and Shareholders’ Equity / (Deficit)
Current liabilities
Short-term debt			$54		$54
Current maturities of long-term debt		$195	417		612
Accounts payable and accrued liabilities		89	1,452		1,541
Income taxes payable			63		63

Total current liabilities		284	1,986		2,270

Long-term debt, excluding current maturities		2,483	905		3,388
Long-term intercompany debt		1,974		($1,974)
Postretirement and pension liabilities			982		982
Other non-current liabilities		193	563		756
Minority interests			196		196
Commitments and contingent liabilities
Shareholders’ equity / (deficit)	($87)	(87)	4,731	(4,644)	(87)

Total	($87)	$4,847	$9,363	($6,618)	$7,505

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2003
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($135)	$50		($85)

Cash flows from investing activities
Capital expenditures			(54)		(54)
Proceeds from sale of property, plant and equipment			16		16
Change in restricted cash			(162)		(162)
Intercompany investing activities	($2)	850	(877)	29
Other, net			1		1

Net cash provided by / (used for) investing activities	(2)	850	(1,076)	29	(199)

Cash flows from financing activities
Proceeds from long-term debt			2,622		2,622
Payments of long-term debt		(265)	(533)		(798)
Net change in short-term debt		(1,576)	54		(1,522)
Net change in long-term intercompany balances		1,099	(1,099)
Debt issue costs			(131)		(131)
Proceeds from termination of currency swap			13		13
Common stock issued	2	27	2	(29)	2
Minority contributions, net of dividends paid			(6)		(6)

Net cash provided by / (used for) financing activities	2	(715)	922	(29)	180

Effect of exchange rate changes on cash and cash equivalents			17		17

Net change in cash and cash equivalents			(87)		(87)

Cash and cash equivalents at beginning of period			363		363

Cash and cash equivalents at end of period	$0	$0	$276	$0	$276

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2002
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($188)	$186		($2)

Cash flows from investing activities
Capital expenditures			(56)		(56)
Proceeds from sale of property, plant and equipment			7		7
Proceeds from sale of businesses			181		181
Intercompany investing activities		(56)	40	$16
Other, net			(3)		(3)

Net cash provided by / (used for) investing activities		(56)	169	16	129

Cash flows from financing activities
Proceeds from long-term debt			14		14
Payments of long-term debt			(18)		(18)
Net change in short-term debt		(40)	(197)		(237)
Net change in long-term intercompany balances		259	(259)
Common stock issued		25		(24)	1
Dividends paid			(8)	8
Minority contributions, net of dividends paid			(15)		(15)

Net cash provided by / (used for) financing activities		244	(483)	(16)	(255)

Effect of exchange rate changes on cash and cash equivalents			(20)		(20)

Net change in cash and cash equivalents			(148)		(148)

Cash and cash equivalents at beginning of period			456		456

Cash and cash equivalents at end of period	$0	$0	$308	$0	$308

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and six months ended June 30, 2003, compared to the corresponding periods in 2002 and the changes in financial condition and liquidity from December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, along with the consolidated financial statements and related notes included in and referred to within this report.

Results of Operations

Net Sales

Net sales in the second quarter of $1,726 were $63 or 3.5% below the prior year period due to divested operations, which accounted for $206 of net sales in the second quarter of 2002, partially offset by net favorable foreign currency translation of $138 due to the continued weakness of the U.S. dollar. Net sales in the first six months of 2003 of $3,186 were $170 or 5.1% below the prior year period sales of $3,356 primarily due to divested operations, which accounted for $400 of net sales during the six months ended June 30, 2002, partially offset by net favorable foreign currency translation of $258. Sales from U.S. operations accounted for approximately 31% of consolidated net sales in the second quarter and first six months of 2003 compared to 39% and 38%, respectively, for the same periods in 2002. The decrease in U.S. sales as a percentage of consolidated net sales was primarily due to the impact of divested operations. Sales of beverage cans and ends accounted for approximately 38% and 36%, respectively, of consolidated net sales in the second quarter and first six months of 2003 compared to 35% and 34%, respectively, for the same periods in 2002; and sales of food cans and ends accounted for approximately 30% and 31%, respectively, of consolidated net sales in the second quarter and first six months of 2003 compared to 27% for both prior year periods.

An analysis of comparative net sales by segment follows:

	Net Sales				Percentage Change

	Second Quarter		Six Months Ended		Second		Six
	2003	2002	2003	2002	Quarter		Months

Segment:

Americas	$ 718	$ 866	$1,327	$1,658	(17.1%	)	(20.0%	)
Europe	925	838	1,693	1,536	10.4%		10.2%
Asia-Pacific	83	85	166	162	(2.4%	)	2.5%

	$1,726	$1,789	$3,186	$3,356	(3.5%	)	(5.1%	)

Net sales in the Americas decreased $148 in the second quarter of 2003 compared to 2002 primarily due to divested operations which accounted for $149 of net sales during the same period in 2002. Net sales for the six months decreased $331 primarily due to divested operations which accounted for $285 of net sales in 2002, net unfavorable foreign currency translation of $10 and declines in pricing and volumes in the U.S. food can operations.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net sales in Europe increased $87 in the second quarter of 2003 compared to 2002 primarily due to favorable foreign currency translation of $146, partially offset by divested operations which accounted for $57 of net sales during the same period in 2002. Net sales for the six months increased $157 primarily due to favorable foreign currency translation of $266, partially offset by divested operations which accounted for $115 of net sales in 2002.

Net sales for Asia-Pacific decreased $2 in the second quarter primarily due to lower beverage can volumes in operations in China. Net sales for the six months increased $4 due to higher beverage can volumes in Southeast Asia.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,422 and $2,656, decreases of $33 and $104, for the three and six months ended June 30, 2003 compared to the same periods in 2002. As a percentage of net sales, cost of products sold was 82.4% and 83.4% for the three and six months ended June 30, 2003 compared to 81.3% and 82.2% for the same periods in 2002. The increase as a percentage of net sales was primarily due to increased pension expense.

Depreciation and Amortization

Depreciation and amortization was $85 and $163 for the three and six months ended June 30, 2003, decreases of $9, or 9.6%, and $22, or 11.9%, from amounts for the prior year periods. The decreases were primarily due to divested operations which accounted for $13 and $27 for the three and six months, respectively, partially offset by the impact of foreign currency translation.

Selling and Administration Expense

Selling and administrative expense was $81 in the second quarter of 2003, an increase of $5 or 6.6% above the prior year level of $76. The increase in 2003 was primarily due to foreign currency translation, partially offset by divested operations which accounted for $7 of expenses in 2002. As a percentage of net sales, selling and administrative expense was 4.7% in the second quarter of 2003 compared to 4.2% in the second quarter of 2002.

Selling and administrative expense was $162 for the six months ended June 30, 2003 compared to $152 for the six months ended June 30, 2002. The increase in 2003 was primarily due to foreign currency translation, partially offset by divested operations which accounted for $13 of expenses in 2002. As a percentage of net sales, selling and administrative expense was 5.1% for the six months ended June 30, 2003 compared to 4.5% for the same period in 2002.

Provision for Restructuring

During the first quarter of 2002, the Company provided $2 for severance costs in connection with the closing of a crown plant and the elimination of a crown operation in Europe.

Additional details about restructuring activities during the six months ended June 30, 2003 are provided in Note G to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Segment Income

Note K to the consolidated financial statements provides a reconciliation of consolidated segment income (net sales less cost of products sold, depreciation and amortization, selling and administrative expense and provision for restructuring) to income before income taxes, minority interests and cumulative effect of a change in accounting.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Consolidated segment income was $138 and $205 for the quarter and six months ended June 30, 2003 compared to $164 and $257 for the same periods in 2002. As a percentage of consolidated net sales, segment income for 2003 was 8.0% and 6.4% for the quarter and six months compared to 9.2% and 7.7% for the same periods in 2002.

An analysis of segment income follows:

	Segment Income				Percentage Change

	Second Quarter		Six Months Ended		Second		Six
	2003	2002	2003	2002	Quarter		Months

Segment:

Americas	$ 46	$ 75	$ 64	$119	(38.7%	)	(46.2%	)
Europe	101	97	163	158	4.1%		3.2%
Asia-Pacific	13	10	22	18	30.0%		22.2%
Corporate	(22)	(18)	(44)	(38)	(22.2%	)	(15.8%	)

	$138	$164	$205	$257	(15.9%	)	(20.2%	)

Americas segment income, as a percentage of net sales, was 6.4% and 4.8% in the second quarter and first six months of 2003 compared to 8.7% and 7.2% for the same periods in 2002. The decrease in margins was partially due to increased pension expense of $5 and $10 for the quarter and six months, respectively, and declines in pricing and volumes in the U.S. food can operations. In addition to the increased pension expense, the decrease in segment income was due to the divestiture of Constar during 2002.

Segment income for Europe, as a percentage of net sales, was 10.9% and 9.6% in the quarter and six months ended June 30, 2003 compared to 11.6% and 10.3% for the same periods in 2002. The decrease in margin was primarily due to increased pension expense of $10 and $20 for the quarter and six months, respectively.

Asia-Pacific segment income was $13 and $22, or 15.7% and 13.3% of net sales, respectively, for the three and six months ended June 30, 2003 compared to $10 and $18, or 11.8% and 11.1% of net sales, respectively, for the same periods in 2002. The improvement was primarily due to increased margins for beverage cans throughout the region.

Provision for Asset Impairments and (Gain) / Loss on Sale of Assets

During the first six months of 2003, the Company sold various assets for $16 and recorded a net gain of $3 before tax.

During the first six months of 2002, the Company completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, and its 15% shareholding in Crown Nampak (Pty) Ltd. for total net proceeds of $181. A net loss of $32 was recognized in connection with these sales, including a tax charge of $8. The loss was primarily in Europe from the sale of the pharmaceutical packaging business. During the first six months of 2002, the Company sold various other assets for $7 with no net gain or loss.

(Gain) / Loss from Early Extinguishment of Debt

During the first six months of 2003, the Company repurchased or retired $784 of unsecured notes. The Company also exchanged 5.4 million shares of its common stock for debt with a face value of $43 in privately negotiated debt-for-equity exchanges. In connection with the repurchases and exchanges and the write-off of unamortized financing fees and expenses from its previous credit facility, the Company recognized a pretax loss of $9 from the early extinguishment of debt for the six months ended June 30, 2003.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

During the second quarter of 2002, the Company exchanged 24.4 million shares of its common stock with a market value of $190 for debt with face value of $210 and accrued interest of $5. In connection with the exchanges, the Company recorded a pretax gain of $25 from the early extinguishment of debt.

Net Interest Expense

Net interest expense increased $14 and $1, respectively, for the three and six months ended June 30, 2003 versus the same periods in 2002, primarily due to higher interest rates in Europe from the Company’s refinancing, partially offset by lower average debt outstanding. The lower average debt outstanding primarily reflects the Company’s reduction of its working capital, proceeds from sales of businesses in 2002 and the early extinguishment of debt through debt-for-equity exchanges.

Translation and Exchange Adjustments

The results for the six months ended June 30, 2003 included net foreign exchange gains of $69 compared to net losses of $18 for the same period in 2002. The improvement in foreign exchange adjustments was primarily due to a gain of $64 on the favorable translation of net U.S. dollar-denominated debt in Europe, and the recent improvement in economic conditions in Argentina in the Americas. A majority of the newly issued debt from the Company’s recent refinancing is in U.S. dollars and was issued by the Company’s European subsidiaries. As a result, the Company now has significant U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings.

Taxes on Income

The first six months of 2003 included a tax charge of $39 on pre-tax income of $93 for an effective rate of 41.9%. The high effective rate was primarily due to U.S. losses where the benefit was fully reserved by an increase in the valuation allowance.

The first six months of 2002 included a tax charge of $46 on pre-tax income of $66, an effective rate of 69.7%, because (i) the pre-tax loss of $24 for asset disposals has a corresponding tax charge of $8 due to the non-deductible write-off of goodwill and (ii) there was no tax benefit recognized on U.S. losses as the current year benefit was fully reserved by an increase in the valuation allowance.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $3 and $6, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002. The increase was primarily due to increased profits in the Company’s joint venture beverage can operations in China.

Liquidity and Capital Resources

Operating Activities

Cash of $85 was used by operations in the first six months of 2003 versus $2 during the same period in 2002. The increase was primarily due to increased working capital in 2003, including reduced securitization of receivables. Cash flow from operations included $15 and $56 from the Company’s receivables securitization program during the first six months of 2003 and 2002, respectively. The Company’s North American program provides for the accelerated receipt of up to $350 of cash from an available pool of receivables.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Investing Activities

Investing activities used cash of $199 during the first six months of 2003 compared to cash provided of $129 in the prior year period. The reduction in cash from investing activities was primarily due to the proceeds received in 2002 from divestitures, and the restricted cash balances of $162 established in 2003 in connection with the refinancing.

During the second quarter of 2003, a wholly-owned subsidiary of the Company commenced a tender offer to purchase the minority-owned shares of Hellas Can Packaging Manufacturers, a majority-owned subsidiary of the Company, for € 5.50 per share or € 36 in total. The results of the offer are not yet known and there can be no assurance that the offer will be completed on these or any other terms.

Financing Activities

Financing activities provided cash of $180 during the six months ended June 30, 2003, compared to cash used of $255 during the same period in 2002. The increase in cash from financing activities was primarily due to increased borrowings in 2003. The increased borrowings in 2003 compared to 2002 were due to higher working capital in 2003, the funding of the restricted cash balances in 2002, and the decrease in proceeds from divestitures in 2003.

Refinancing

On February 26, 2003, Crown Cork & Seal Company, Inc. completed a refinancing and formed Crown Holdings, Inc. (“Crown” or the “Company”) as a new public holding company, as discussed in Note A to the consolidated financial statements.

To better match cash flows with debt service requirements and use available collateral, a majority of the newly issued debt was placed in the Company’s European subsidiaries.

The proceeds from the refinancing consisted of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, € 285 ($306 equivalent as of February 26, 2003) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, and $504 of first priority term loans due in 2008 (which are accelerated to 2006 in the event that Crown’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006) and a new $550 first priority revolving credit facility due in 2006.

The proceeds of $2,620 from the senior secured notes and term loans, and $198 of borrowings under the new $550 credit facility, were used to repay the existing credit facility, to repurchase outstanding unsecured notes, and to pay fees and expenses associated with the refinancing. The remaining proceeds were placed in restricted cash accounts as collateral for the senior secured notes, the term loans and the revolving credit facility, and may only be used to repurchase or retire certain existing unsecured notes. As of June 30, 2003 the remaining balance of $162 in the collateral accounts was reported as restricted cash in the Consolidated Balance Sheet. The Company expects to use the remaining restricted cash balance to repay the remaining notes due in 2003.

During the first six months of 2003, the Company repurchased or retired $784 of unsecured notes. The Company also exchanged 5.4 million of its common stock for debt with a face value of $43 in privately negotiated debt-for-equity exchanges. In order to reduce leverage and future cash interest payments, the Company may from time to time exchange shares of its common stock for the Company’s outstanding notes and debentures. The Company will evaluate any such transactions in light of then existing market conditions and may determine not to pursue such transactions.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The interest rates on the new borrowings are higher than the rates on the debt that was repaid and will result in higher interest costs in the future.

In July of 2003, the Company refinanced the $450 of first priority term loan with the proceeds from a new first priority term loan on substantially the same terms except that the new term loan bears interest at LIBOR plus 3.00%, compared to LIBOR plus 4.25% for the refinanced term loan, and includes a prepayment premium of 1.00% if the new term loan is paid back in full within one year.

The following table summarizes the changes in long-term debt, including the current portion, for the six months ended June 30, 2003.

December 31,			Debt-for-Equity	Translation /	June 30,
2002	Borrowings	Repayments	Exchanges	Other	2003
Long-term debt

Old credit facility borrowings	$1,676		($1,676)
New credit facility borrowings due 2006		$155				$155	(1)

Credit facilities	1,676	155	(1,676)			155

Private placements due 2005	76		(70)	($ 6)

Senior notes and debentures:
6.75% due 2003	588		(411)	(15)		162	(2)
8.38% due 2005	208		(70)	(16)		122
7.00% due 2006	300		(25)	(6)		269
8.00% due 2023	200					200
7.38% due 2026	350					350
7.50% due 2096	150					150

6.00% Euro bond due 2004	314		(208)		18	124

Senior secured notes:
Second priority U.S. dollar due 2011		1,085				1,085
Second priority euro due 2011		306			22	328
Third priority U.S. dollar due 2013		725				725

U.S. term loan due 2008 (3)		450				450
Euro term loan due 2008 (3)		54			4	58
Other indebtedness	138	2	(14)		(2)	124

Other long-term debt	2,324	2,622	(798)	(43)	42	4,147

Total	$4,000	$2,777	($2,474)	($43)	$42	$4,302

(1)   As of June 30, 2003, the Company had $260 of borrowing capacity available under the credit facility (equal to the total facility of $550, less $155 of direct borrowings and $135 of standby letters of credit).

(2)   Expected to be paid with the cash of $162 in the restricted cash accounts.

(3)   Payable in annual installments of 5.0% beginning January 2004 with a final payment in 2008 (which is accelerated to September 2006 in the event that the Company’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006).

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note I to the consolidated financial statements, which information is incorporated herein by reference.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities within the scope of FAS 133. The standard is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30. The guidance, with certain exceptions, is to be applied prospectively. The Company does not believe the adoption of FAS 149 will have a material effect on its consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not believe that the adoption of FAS 150 will have a material effect on its consolidated results of operations or financial position.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated by reference herein, describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first six months of 2003.

Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Refinancing” and “Recently Issued Accounting Standards” sections and in the discussions of debt in Note E, and asbestos and other matters in Note I to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.”

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

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

With the Company’s recent refinancing, the Company’s financial instrument portfolio and its market risk exposures have changed significantly from those reported in the Company’s balance sheet at December 31, 2002. A majority of the newly issued debt is in U.S. dollars and has been issued by the Company’s European subsidiaries. As a result, the Company now has significant U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings. The Company believes that the cost of hedging this exposure would be a substantial cash cost and would reduce funds available to delever the Company. Therefore, the Company at this time does not intend to hedge this exposure. Foreign exchange adjustments from the local remeasurement of U.S. dollar debt are offset in shareholders’ equity by related translation adjustments. As of June 30, 2003, the Company had approximately $1,050 of U.S. dollar-denominated liability exposure in its European subsidiaries, including approximately $850 in subsidiaries with the euro as their functional currency and $200 in subsidiaries with the pound sterling as their functional currency. Based on the exposure at June 30, 2003, a one percent change in the U.S. dollar exchange rate against these currencies would create an exchange gain or loss of approximately $11 before tax. Further discussion of the potential impact on earnings and financial condition from the recent refinancing is provided in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within “Results of Operations” under the “Net Interest Expense” and “Translation and Exchange Adjustments” sections and within “Liquidity and Capital Resources” under the “Refinancing” section of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

During the first quarter of 2003, two cross-currency swaps that had effectively converted U.S. dollar-denominated fixed rate debt into variable rate euro-denominated debt and fixed rate sterling-denominated debt were deemed ineffective due to the repurchase of a significant portion of the hedged debt. As such, hedge accounting for these derivatives was discontinued prospectively. The debt and related swaps had original maturity dates of December 2003 and notional values of $200 each. In April 2003, the sterling swap was settled prior to maturity at its fair value of $13.

In July 2003, the Company entered into three interest rate swaps with a combined notional value of $800. The swaps effectively convert $800 of 9.5% fixed rate debt into variable rate debt at LIBOR plus 5.48%. The swaps will be accounted for as fair value hedges of the second priority U. S. dollar notes due 2011.

Crown Holdings, Inc.

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

Crown Holdings, Inc.

PART II - OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 4.	Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held April 24, 2003. The matters voted upon and the results thereof are as follows:

(1)	Election of the Board of Directors	- - - - VOTES - - - -

		For	Withheld

	Jenne K. Britell	143,728,624	5,987,449
	John W. Conway	147,454,331	2,261,742
	Arnold W. Donald	147,954,429	1,761,644
	Marie L. Garibaldi	143,801,513	5,914,560
	Hans L. Löliger	148,490,904	1,225,169
	John B. Neff	148,470,517	1,245,556
	Thomas A. Ralph	143,831,006	5,885,067
	Hugues du Rouret	148,469,693	1,246,380
	Alan W. Rutherford	148,474,464	1,241,609
	Harold A. Sorgenti	148,464,932	1,251,141

Item 5.	Other Information

During the second quarter of 2003, Crown Holdings, Inc.’s Audit Committee pre-approved non-audit services to be performed by PricewaterhouseCoopers LLP, its independent auditors. The pre-approved services relate to international tax consultation.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc.and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

b)	Reports on Form 8-K

On April 17, 2003, Crown Holdings, Inc. furnished a Current Report on Form 8-K pursuant to Item 12, Results of Operations and Financial Condition, attaching its press release dated April 16, 2003 announcing its results for the first quarter ended March 31, 2003.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  August 8, 2002