Form 10-Q/A
period 2003-06-30
CROWN HOLDINGS INC
filed 2003-08-18
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q / A

(Amendment No. 1)

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

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q, filed by Crown Holdings, Inc. on August 8, 2003, amends Part I - Items 1 and 2, Financial Information and Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect a goodwill impairment charge reported by Constar International Inc. (“Constar”) on August 15, 2003 for the second quarter of 2003. The impairment charge recorded by Constar affects Crown Holdings, Inc.’s previously reported financial statements as Constar is accounted for by Crown Holdings, Inc. under the equity method. See Note B to the consolidated financial statements.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended June 30,	2003	2002

Net sales	$1,726	$1,789

Cost of products sold, excluding depreciation and amortization	1,422	1,455
Depreciation and amortization	85	94

Gross profit	219	240

Selling and administrative expense	81	76
Provision for asset impairments and (gain) / loss on sale of assets	(3)
Gain from early extinguishment of debt	(2)	(25)
Interest expense	101	86
Interest income	(3)	(2)
Translation and exchange adjustments	(56)	9

Income before income taxes and minority interests	101	96

Provision for income taxes	20	26
Minority interests, net of equity earnings	(31)	(6)

Net income	$50	$64

Earnings per average common share:
Basic	$.30	$.49

Diluted	$.30	$.48

Weighted average common shares outstanding:
Basic	164,910,274	131,160,900
Diluted	165,843,258	133,238,280

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability. See Note A.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Six months ended June 30,	2003	2002

Net sales	$3,186	$3,356

Cost of products sold, excluding depreciation and amortization	2,656	2,760
Depreciation and amortization	163	185

Gross profit	367	411

Selling and administrative expense	162	152
Provision for restructuring		2
Provision for asset impairments and (gain) / loss on sale of assets	(3)	24
(Gain) / loss from early extinguishment of debt	9	(25)
Interest expense	180	179
Interest income	(5)	(5)
Translation and exchange adjustments	(69)	18

Income before income taxes, minority interests and cumulative effect of a change in accounting	93	66

Provision for income taxes	39	46
Minority interests, net of equity earnings	(38)	(10)

Income before cumulative effect of a change in accounting	16	10
Cumulative effect of a change in accounting		(1,014)

Net income / (loss)	$16	($1,004)

Basic earnings / (loss) per share:
Income before cumulative effect of a change in accounting	$.10	$.08
Cumulative effect of a change in accounting		(7.89)

Net income / (loss)	$.10	($7.82)

Diluted earnings per share:
Income before cumulative effect of a change in accounting	$.10	$.08
Cumulative effect of a change in accounting		(7.81)

Net income / (loss)	$.10	($7.73)

Weighted average common shares outstanding:
Basic	164,379,638	128,461,067
Diluted	165,312,801	129,836,316

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability. See Note A.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$276	$363
Receivables	1,023	782
Inventories	975	779
Restricted cash	162
Prepaid expenses and other current assets	94	100

Total current assets	2,530	2,024

Long-term notes and receivables	27	24
Investments	93	111
Goodwill	2,362	2,269
Property, plant and equipment, net	2,176	2,212
Other non-current assets	1,019	865

Total	$8,207	$7,505

Liabilities and shareholders' equity
Current liabilities
Short-term debt	$62	$54
Current maturities of long-term debt	190	612
Accounts payable and accrued liabilities	1,762	1,541
Income taxes payable	58	63

Total current liabilities	2,072	2,270

Long-term debt, excluding current maturities	4,112	3,388
Postretirement and pension liabilities	1,029	982
Other non-current liabilities	722	756
Minority interests	216	196
Commitments and contingent liabiities (Note J)
Shareholders' equity / (deficit)	56	(87)

Total	$8,207	$7,505

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Six months ended June 30,	2003	2002

Cash flows from operating activities
Net income / (loss)	$16	($1,004)
Depreciation and amortization	163	185
Provision for restructuring		2
Provision for asset impairments and (gain) / loss on sale of assets	(3)	24
(Gain) / loss from early extinguishment of debt	9	(25)
Translation and foreign exchange (gain) / loss	(69)	18
Cumulative effect of a change in accounting		1,014
Change in assets and liabilities	(201)	(216)

Net cash used for operating activities	(85)	(2)

Cash flows from investing activities
Capital expenditures	(54)	(56)
Proceeds from sale of property, plant and equipment	16	7
Change in restricted cash	(162)
Proceeds from sale of businesses		181
Other, net	1	(3)

Net cash provided by / (used for) investing activities	(199)	129

Cash flows from financing activities
Proceeds from long-term debt	2,622	14
Payments of long-term debt	(798)	(18)
Net change in short-term debt	(1,522)	(237)
Debt issue costs	(131)
Proceeds from termination of currency swap	13
Common stock issued	2	1
Minority contributions, net of dividends paid	(6)	(15)

Net cash provided by / (used for) financing activities	180	(255)

Effect of exchange rate changes on cash and cash equivalents	17	(20)

Net change in cash and cash equivalents	(87)	(148)

Cash and cash equivalents at beginning of period	363	456

Cash and cash equivalents at end of period	$276	$308

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) AND CHANGES IN SHAREHOLDERS’ EQUITY / (DEFICIT)
(In millions)
(Unaudited)

	Comprehensive Income / (Loss)		Common	Paid-In	Retained Earnings / (Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit)	Stock	Income / (Loss)	Total

Balance at January 1, 2002			$780	$1,600	$ 22	($151)	($1,447)	$ 804
Net income / (loss)	$ 64	($1,004)			(1,004)			(1,004)
Translation adjustments	149	114					114	114
Derivatives qualifying as hedges	6	4					4	4

Comprehensive income / (loss)	$219	($ 886)

Stock issued in debt-for-equity exchanges			122	68				190
Stock issued - benefit plans						1		1

Balance at June 30, 2002			$902	$1,668	($ 982)	($150)	($1,329)	$ 109

	Comprehensive Income / (Loss)		Common	Paid-In	Retained Earnings / (Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit)	Stock	Income / (Loss)	Total

Balance at January 1, 2003			$902	$1,684	($1,183)	($104)	($1,386)	($87)
Net income	$ 50	$16			16			16
Translation adjustments	59	89					89	89
Derivatives qualifying as hedges	(3)	(5)					(5)	(5)

Comprehensive income	$106	$100

Stock issued in debt-for-equity exchanges			27	14				41
Stock issued - benefit plans				1		1		2

Balance at June 30, 2003			$929	$1,699	($1,167)	($103)	($1,302)	$56

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

B.	Amended Financial Information

Subsequent to the filing on August 8, 2003 of the Company’s condensed consolidated financial statements as of and for the periods ended June 30, 2003, Constar International Inc. (“Constar”) reported on August 15, 2003 that it had recorded a goodwill impairment charge for the second quarter of 2003. The Company accounts for its 10.5% ownership interest in Constar using the equity method of accounting and the Company amended certain financial information to reflect the impact of Constar's impairment charge. Listed below are the financial statement items that are affected by the amendment.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As Reported	Amended	As Reported	Amended

Consolidated Statements of Operations

Minority interests, net of
equity earnings	($9)	($31)	($16)	($38)

Net income	72	50	38	16

Earnings/(loss) per share:
Basic	.44	.30	.23	.10
Diluted	.43	.30	.23	.10

Consolidated Balance Sheets	As Reported	Amended

Investments	$115	$93
Shareholders' equity/(deficit)	78	56

Also amended were the financial disclosures in Note C, Stock-Based Compensation and Note M, Condensed Combining Financial Information.

C.	Stock-Based Compensation

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

Crown Holdings, Inc.

The following table illustrates the effect on net income/(loss) and income/(loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income / (loss) as reported	$50	$64	$16	($1,004)

Deduct:
Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(3)	(3)	(5)	(5)

Pro forma net income / (loss)	$47	$61	$11	($1,009)

Earnings / (loss) per share:
Basic - as reported	$.30	$.49	$.10	($7.82)

Basic - pro forma	$.29	$.47	$.07	($7.85)

Diluted - as reported	$.30	$.48	$.10	($7.73)

Diluted - pro forma	$.28	$.46	$.07	($7.77)

D.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2002 and 2003, respectively, were as follows:

	Americas	Europe	Asia-Pacific	Consolidated Total

Balance as of January 1, 2002	$1,156	$2,463	$6	$3,625
Transitional impairment charge	(120)	(888)	(6)	(1,014)
Divestitures	(75)	(56)		(131)
Foreign currency translation and other	13	70		83

Balance as of June 30, 2002	$ 974	$1,589	$0	$2,563

Balance as of January 1, 2003	$ 639	$1,630		$2,269
Foreign currency translation and other	14	79		93

Balance as of June 30, 2003	$ 653	$1,709	$0	$2,362

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

E.	Inventories

	June 30,	December 31,
	2003	2002

Finished goods	$ 439	$ 314
Work in process	116	89
Raw material and supplies	420	376

	$ 975	$ 779

Crown Holdings, Inc.

F.	Debt and Liquidity

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

In July, 2003, the Company refinanced the $450 first priority term loan with the proceeds from a new first priority term loan on substantially the same terms except that the new term loan bears interest at LIBOR plus 3.00%, compared to LIBOR plus 4.25% for the refinanced term loan, and includes a prepayment premium of 1.00% if the new term loan is paid back in full within one year.

G.	Derivative Financial Instruments

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

Crown Holdings, Inc.

H.	Restructuring

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

I.	Asset Impairments and (Gain) / Loss on Sale of Assets

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

During the second half of 2002, the Company completed the sale of its businesses in Central and East Africa and an initial public offering of Constar International Inc. (“Constar”). The divested businesses other than Constar were not presented as discontinued operations because their sale was initiated prior to the initial application of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Constar was not presented as a discontinued operation because the Company retained a 10.5% ownership interest and accounts for its investment in Constar under the equity method of accounting.

Crown Holdings, Inc.

J.	Commitments and Contingent Liabilities

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

K.	Earnings Per Share

The following table summarizes the basic and diluted earnings / (loss) per share computations for the periods ended June 30, 2003 and 2002, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Earnings / (loss):
Income before cumulative effect of a change in accounting	$ 50	$ 64	$ 16	$ 10
Cumulative effect of a change in accounting				(1,014)

Net income / (loss)	$ 50	$ 64	$ 16	($1,004)

Average shares outstanding:
Basic	164.9	131.2	164.4	128.5
Add: dilutive stock options	.9	2.0	.9	1.3

Diluted	165.8	133.2	165.3	129.8

Basic earnings / (loss) per share:
Before cumulative effect of a change in accounting	$.30	$.49	$.10	$ .08
Cumulative effect of a change in accounting				(7.89)

Net income / (loss)	$.30	$.49	$.10	($7.82)

Diluted earnings / (loss) per share:
Before cumulative effect of a change in accounting	$.30	$.48	$.10	$ .08
Cumulative effect of a change in accounting				(7.81)

Net income / (loss)	$.30	$.48	$.10	($7.73)

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

Crown Holdings, Inc.

L.	Segment Information

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

Crown Holdings, Inc.

M.	Condensed Combining Financial Information

In connection with the Company’s refinancing as discussed in Note F, Crown European Holdings, a subsidiary of the Company, issued $2,116 of senior secured notes that are fully and unconditionally guaranteed by certain subsidiaries and Crown Holdings, Inc. The guarantors are wholly-owned by the Company and the guarantees are made on a joint and several basis. The guarantor column in the following financial statements includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland for the periods presented (including information for divested operations through the date of disposition). For additional historical financial information for these subsidiaries, see Note W to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following condensed combining financial statements:

• statements of operations and cash flows for the three and six months ended June 30, 2003 and 2002, and
• balance sheets as of June 30, 2003 and December 31, 2002, and
• cash flows for the six months ended June 30, 2003 and 2002 are presented on the following pages.

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$1,211	$515		$1,726

Cost of products sold, excluding
depreciation and amortization		($4)	1,027	399		1,422
Depreciation and amortization		(1)	61	25		85

Gross profit		5	123	91		219

Selling and administrative expense			66	15		81
Provision for asset impairments and
(gain) / loss on sale of assets			(1)	(2)		(3)
(Gain) / loss from early extinguishment of debt			(1)	(1)		(2)
Net interest expense		29	75	(6)		98
Technology royalty			(6)	6
Translation and exchange adjustments		(13)	(42)	(1)		(56)

Income / (loss) before income taxes
and minority interests		(11)	32	80		101
Provision for income taxes			10	10		20
Equity earnings/(loss)	$50	85	50		($185)

Income / (loss) before minority interests	50	74	72	70	(185)	81
Minority interests, net of equity earnings			(22)	(9)		(31)

Net income/(loss)	$50	$74	$50	$61	($185)	$50

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$2,260	$926		$3,186

Cost of products sold, excluding
depreciation and amortization		($8)	1,930	734		2,656
Depreciation and amortization			114	49		163

Gross profit		8	216	143		367

Selling and administrative expense			129	33		162
Provision for asset impairments and
(gain) / loss on sale of assets			(55)	12	$40	(3)
(Gain) / loss from early extinguishment of debt			15	(6)		9
Net interest expense		40	142	(7)		175
Technology royalty			(11)	11
Translation and exchange adjustments		(18)	(49)	(2)		(69)

Income / (loss) before income taxes
and minority interests		(14)	45	102	(40)	93
Provision for income taxes			23	16		39
Equity earnings/(loss)	$16	119	16		(151)

Income / (loss) before minority interests	16	105	38	86	(191)	54
Minority interests, net of equity earnings			(22)	(16)		(38)

Net income/(loss)	$16	$105	$16	$70	($191)	$16

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$5	$74	$197		$276
Receivables		7	400	616		1,023
Intercompany receivables			42	18	($60)
Inventories			609	366		975
Restricted cash		82	80			162
Prepaid expenses and other current assets		1	50	43		94

Total current assets		95	1,255	1,240	(60)	2,530

Long-term notes and receivables			18	9		27
Intercompany debt receivables		1,748	926	3,019	(5,693)
Investments			68	25		93
Investments in subsidiaries	$56	2,636	656		(3,348)
Goodwill			1,786	576		2,362
Property, plant and equipment, net		1	1,464	711		2,176
Other non-current assets		86	809	124		1,019

Total	$56	$4,566	$6,982	$5,704	($9,101)	$8,207

Liabilities and Shareholders’ Equity / (Deficit)
Current liabilities
Short-term debt			$41	$21		$62
Current maturities of long-term debt		$3	82	105		190
Accounts payable and accrued liabilities		85	1,078	599		1,762
Intercompany payables			18	42	($60)
Income taxes payable		2	29	27		58

Total current liabilities		90	1,248	794	(60)	2,072

Long-term debt, excluding current maturities		2,269	1,621	222		4,112
Long-term intercompany debt		638	2,537	2,518	(5,693)
Postretirement and pension liabilities		1	1,009	19		1,029
Other non-current liabilities			511	211		722
Minority interests				216		216
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	$56	1,568	56	1,724	(3,348)	56

Total	$56	$4,566	$6,982	$5,704	($9,101)	$8,207

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

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2003
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$1,726		$1,726

Cost of products sold, excluding depreciation
and amortization			1,422		1,422
Depreciation and amortization			85		85

Gross profit			219		219

Selling and administrative expense			81		81
Provision for asset impairments and (gain) / loss
on sale of assets			(3)		(3)
(Gain) / loss from early extinguishment of debt			(2)		(2)
Net interest expense		$74	24		98
Translation and exchange adjustments			(56)		(56)

Income / (loss) before income taxes and minority interests		(74)	175		101
Provision for income taxes		(18)	38		20
Equity earnings/(loss)	$50	128		($178)

Income / (loss) before minority interests	50	72	137	(178)	81
Minority interests, net of equity earnings		(22)	(9)		(31)

Net income/(loss)	$50	$50	$128	($178)	$50

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2003
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$3,186		$3,186

Cost of products sold, excluding depreciation
and amortization			2,656		2,656
Depreciation and amortization			163		163

Gross profit			367		367

Selling and administrative expense			162		162
Provision for asset impairments and (gain) / loss
on sale of assets		($156)	(3)	$156	(3)
(Gain) / loss from early extinguishment of debt		15	(6)		9
Net interest expense		148	27		175
Translation and exchange adjustments			(69)		(69)

Income / (loss) before income taxes and minority interests		(7)	256	(156)	93
Provision for income taxes		(49)	88		39
Equity earnings/(loss)	$16	(4)		(12)

Income / (loss) before minority interests	16	38	168	(168)	54
Minority interests, net of equity earnings		(22)	(16)		(38)

Net income/(loss)	$16	$16	$152	($168)	$16

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2003
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$276		$276
Receivables			1,023		1,023
Inventories			975		975
Restricted cash			162		162
Prepaid expenses and other current assets			94		94

Total current assets			2,530		2,530

Long-term notes and receivables			27		27
Intercompany debt receivables			3,072	($3,072)
Investments	$56	$4,185		(4,148)	93
Goodwill			2,362		2,362
Property, plant and equipment, net			2,176		2,176
Other non-current assets		7	1,012		1,019

Total	$56	$4,192	$11,179	($7,220)	$8,207

Liabilities and Shareholders’ Equity / (Deficit)
Current liabilities
Short-term debt			$62		$62
Current maturities of long-term debt			190		190
Accounts payable and accrued liabilities		$80	1,682		1,762
Income taxes payable			58		58

Total current liabilities		80	1,992		2,072

Long-term debt, excluding current maturities		821	3,291		4,112
Long-term intercompany debt		3,072		($3,072)
Postretirement and pension liabilities			1,029		1,029
Other non-current liabilities		163	559		722
Minority interests			216		216
Commitments and contingent liabilities
Shareholders’ equity / (deficit)	$56	56	4,092	(4,148)	56

Total	$56	$4,192	$11,179	($7,220)	$8,207

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

Selling and Administrative Expense

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

Additional details about restructuring activities during the six months ended June 30, 2003 are provided in Note H to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Segment Income

Note L to the consolidated financial statements provides a reconciliation of consolidated segment income (net sales less cost of products sold, depreciation and amortization, selling and administrative expense and provision for restructuring) to income before income taxes, minority interests and cumulative effect of a change in accounting.

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

Minority Interests, Net of Equity Earnings

During the second quarter of 2003, Constar International Inc., in which the Company holds a 10.5% ownership interest, recorded a charge for the impairment of its goodwill. The Company accounts for Constar under the equity method of accounting and, accordingly, recorded a related charge of $22 to recognize its portion of Constar’s charge and to reduce its investment in Constar. See Note B to the consolidated financial statements.

In addition to the charge for Constar, the charge for minority interests, net of equity earnings, increased $3 and $6, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002. The increase was primarily due to increased profits in the Company’s joint venture beverage can operations in China.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

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

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note J to the consolidated financial statements, which information is incorporated herein by reference.

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

Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Refinancing” and “Recently Issued Accounting Standards” sections and in the discussions of debt in Note F, and asbestos and other matters in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.”

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

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

Crown Holdings, Inc.

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

Date:  August 15, 2002