Form 10-K/A
period 2002-12-31
CROWN HOLDINGS INC
filed 2003-09-04
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K / A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K, filed by Crown Holdings, Inc. on March 31, 2003, amends Part II - Items 7 and 8. This amendment reflects comments received from the Securities and Exchange Commission in connection with a review of the Company’s Registration Statement on Form S-4 (No.333-105552) that incorporates this Form 10-K/A by reference.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to an expert and counsel have been deleted from the discussion of the Provision for Asbestos. The last sentence of the last paragraph of the Provision for Asbestos discussion has been amended to include a reference to results of operations.

Reference to counsel has been deleted from the fourth paragraph in the discussion of Environmental Matters.

The fifth paragraph of the discussion on Critical Accounting Policies has been expanded to further discuss the rate of return and discount rate assumptions for the Company’s pension plans.

Item 8 - Financial Statements

The first paragraph of Note A has been revised to clarify that the Company’s reorganization had no effect on its results of operations, financial position or cash flow.

References to an expert and counsel have been deleted from Note K, Commitments and Contingent Liabilities.

The last sentence of the eighth paragraph of Note K has been amended to include a reference to results of operations.

The disclosure in the ninth paragraph of Note K has been expanded with respect to environmental liabilities.

A sentence has been added to the end of the tenth paragraph of Note K stating that the Company is unable at this time to estimate the range of potential fines in connection with the actions by the European Commission.

The Condensed Combining Statements of Operations for the years ended December 31, 2002 and 2001, in Note W, have been revised to reflect certain reclassifications.

Note X has been added to provide condensed consolidating financial information in connection with public debt of Crown Cork & Seal Company, Inc.

Crown Holdings, Inc.

2002 FORM 10-K/A ANNUAL REPORT

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

Financial information concerning the Company’s operations in its three operating segments, Americas, Europe and Asia-Pacific, and within selected geographic areas is set forth in Part II herein on pages 18 and 19 under Net Sales and pages 20 and 21 under Segment Income within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and within Item 8 herein on pages 64 through 66 under Note V to the consolidated financial statements entitled Segment Information, which information is incorporated herein by reference.

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

Customers

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged products in the world. Consolidation trends among beverage and food marketers has led to a highly concentrated customer base. The Company’s top ten global customers represented less than 25% of its 2002 net sales. In each of the years in the period 2000 through 2002, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment. Major customers include such companies as Anheuser-Busch, Cadbury Schweppes, Coca-Cola (“Coke”), Cott Beverages, Gillette, Heineken, Mars, Nestle, Pepsi-Cola (“Pepsi”), Proctor & Gamble, Scottish Courage, S.C. Johnson and Unilever, along with other leading companies that manufacture and market a variety of consumer products. In addition to sales to Coke and Pepsi, the Company also supplies independent licensees of Coke and Pepsi.

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

Sales and Distribution

As of December 31, 2002, the Company’s products were manufactured in 44 plants within the United States and 147 plants outside the U.S. The Company markets and sells products to customers through its own sales and marketing staff located centrally within each operating segment. Regional sales personnel support the segments’ sales staffs. The majority of the Company’s sales are to companies that have leading market positions in the packaged food, beverage, aerosol, health and beauty and specialty packaging businesses. Contracts with global suppliers are centrally negotiated, although products are ordered through and distributed directly by each plant. Facilities are generally located in proximity to major customers. The Company maintains continuous contact with customers in order to develop new business and to extend the terms of its existing contracts. The Company strives to be responsive to its customers quality, innovation and promotional requirements.

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

Crown Holdings, Inc.

Environmental Matters

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry. Anticipated future restrictions in some jurisdictions on the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process modifications. The Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. While the Company does not believe that any of the foregoing matters are likely to have a material effect, there can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Further discussion of the Company’s environmental matters is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report on page 29 under the caption Environmental Matters, which is incorporated herein by reference.

Working Capital

During 2000, through several downgrades in credit ratings from Moody’s Investor Services and Standard & Poors Ratings Service, the Company’s ability to access the commercial paper market was eliminated and funding of working capital was then primarily provided by the Company’s multicurrency revolving credit facility. The credit facility, as amended and restated, matures in December 2003. Further information relating to the Company’s liquidity and capital resources is set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on pages 25 through 27 under the caption Liquidity and Capital Resources and within Item 8 herein on pages 54 and 55 under Note P to the consolidated financial statements entitled Debt and on pages 55 and 56 under Note Q to the consolidated financial statements entitled Debt Refinancing, which is incorporated herein by reference.

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

Further information on these matters and other legal proceedings is presented in this Report in Part II, within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings Provision for Asbestos on pages 21 and 22 and Environmental Matters on page 29 and within Item 8 of this Report on pages 46 through 49 under Note K to the consolidated financial statements entitled Commitments and Contingent Liabilities, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in a table found in Part III, Item 10, “Directors and Executive Officers of the Registrant” of this Report on page 87, which table is incorporated herein by reference.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is listed on the New York Stock Exchange. On March 11, 2003, there were 5,553 registered shareholders of the Registrant’s common stock. The market price of the Registrant’s common stock at December 31, 2002 is set forth in Part II, Item 8 of this Report on pages 84 and 85 under Quarterly Data (unaudited), which information is incorporated herein by reference. The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Common Stock and Other Shareholders’ Equity appearing on pages 29 and 30 of this Report and Item 8 of this Report on pages 51 and 52 under Note N to the consolidated financial statements entitled Capital Stock, which is incorporated herein by reference. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in Part III, Item 12 of this report on pages 87 and 88, which information is incorporated herein by reference.

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
>

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

Each quarter, the Company reviews and analyzes its claim experience, settlement trends, changes in the litigation environment and other factors to determine the adequacy of its asbestos accruals. Adjustments to the asbestos accrual are made based on changes to the above-mentioned factors

During 2002, 2001 and 2000, respectively, Crown Cork (i) received 36,000, 53,000 and 44,000 new claims, (ii) settled or dismissed 43,000, 31,000 and 40,000 claims, and (iii) has 59,000, 66,000 and 44,000 claims outstanding at the end of the respective years. The outstanding claims at December 31, 2002 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not, in the aggregate, involve any material liability. During 2001, one jurisdiction accounted for 25,000 claims received, 17,000 of which were settled for $4 in 2001.

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

Crown Holdings, Inc.

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

Based on its review, the Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims will range between $263 and $502. The accrual balance of $263 at the end of 2002 includes $146 for unasserted claims and $50 for committed settlements that will be paid over time, including $41 in 2003. The Company expects total cash payments for asbestos to be approximately $70 in 2003, including $41 under the committed settlements. Historically (1977-2002), Crown Cork estimates that approximately one-quarter of all asbestos claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual and range of potential liability any amounts for settlements by persons alleging first exposure to asbestos after 1964. Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Pennsylvania asbestos legislation described above is expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims. The Company’s accrual includes estimates for probable costs for claims through the year 2012. The upper end of the Company’s estimated range of possible asbestos costs of $502 includes claims beyond that date.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that these estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s results of operations, financial position and cash flow.

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

A charge of $27 ($20 after-tax or $.16 per share) was recorded in 2000 for noncash asset impairment charges for the write-off of a minority interest in a machinery company and an investment in Moldova and for losses on the sale of various assets. The investment write-offs were due to uncertainty regarding the ultimate recovery of these investments. The asset sales provided proceeds of $28 and a net loss of $1.

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

Crown Holdings, Inc.

During January 2003, the Company exchanged an additional 5,386,809 shares of its common stock for debt and accrued interest, totaling $43.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $331 in 2002, a decrease of $106 or 24.3% compared to 2001 net interest expense of $437. Net interest expense in 2000 was $373. The decrease in 2002 net interest expense was primarily due to lower average debt outstanding and lower average borrowing rates. The lower average debt outstanding reflects a reduction in working capital, proceeds from sales of assets and businesses and, to a lesser extent, the early extinguishment of debt through debt-for-equity exchanges. The increase in 2001 was primarily due to higher interest rates and fees incurred in connection with the extension of the Company’s $2,500 credit facility and new borrowings under a $400 term loan. The tightening bank credit environment and concern over the Company’s asbestos exposure and operating results contributed to downgrades in the Company’s credit ratings during 2001 and 2000 by the major rating agencies. Due to these downgrades, the Company lost access to several sources of lower cost financing, including the commercial paper market. Further information about the credit facility and term loan along with details of recent refinancing activities are summarized in the Liquidity and Capital Resources section of this discussion and in Notes P and Q to the consolidated financial statements.

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

The secured notes are senior obligations of Crown European Holdings (“CEH”), an indirect wholly-owned subsidiary, and are guaranteed on a senior basis by Crown, Crown Cork & Seal Company, Inc. (“Crown Cork”), substantially all other U.S. subsidiaries, and certain subsidiaries in the U.K., Canada, France, Germany, Mexico, Switzerland and Belgium. The holders of the notes have second and third priority liens on assets of certain of the guarantor subsidiaries and the stock of Crown Cork. CEH may redeem all or some of the second priority secured notes at any time prior to March 2007 and the third priority secured notes at any time prior to March 2008 by paying a make-whole premium. Thereafter, CEH may redeem some or all of the secured notes at redemption prices initially representing a premium to principal equal to one-half of the applicable interest rate on the notes, declining annually thereafter. At any time prior to March 2006, CEH may redeem up to 35% of each of the secured notes with the net cash proceeds of certain equity offerings of

Crown Holdings, Inc.

capital stock of Crown that are used to capitalize CEH. CEH is also required to make an offer to purchase the secured notes upon the occurrence of certain change of control transactions or asset sales. The note indentures contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.

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

Crown Holdings, Inc.

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

Crown Holdings, Inc.

ENVIRONMENTAL MATTERS

Compliance with the Company’s Environmental Protection Policy is a primary management objective and the responsibility of each employee of the Company. The Company is committed to the protection of human health and the environment and is operating within the increasingly complex laws and regulations of national, state, and local environmental agencies or is taking action aimed at assuring compliance with such laws and regulations. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases, and, accordingly, does not expect compliance with these laws and regulations to have a material effect on the Company’s competitive position, financial condition, results of operations or capital expenditures.

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

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the time periods or the sometimes lengthy time periods over which site remediation occurs. It is possible that some of these matters, the outcome of which are subject to various uncertainties, may be decided unfavorably against the Company. It is, however, the opinion of Company management that any unfavorable decision will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

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

Crown Holdings, Inc.

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

Crown Holdings, Inc.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized in the future. The estimate of the amount that is more likely than not to be realized requires the use of assumptions concerning the Company’s future income. Actual results may differ from those estimates. Should the Company change its estimate of the amount of its deferred tax assets that it would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease in net income in the period such a change in estimate was made.

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rate, rate of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plans’ investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. The U.S. plan’s current asset allocation policy is to have approximately 70% U.S. and international equities, 15% private equities and 15% fixed income and real estate. The U.K. plan, which is the primary non-U.S. plan, has a current asset allocation policy of 40% U.K. and non-U.K. equities, 52% bonds, and 8% real estate. The discount rate for the U.S. plan is determined by reference to Moody’s AA corporate bond index. The discount rate for the U.K. plan is determined by reference to U.K. bond indices. For 2003 the Company is lowering its expected rate of return on plan assets to 9.0% in the U.S. and Canada from 9.5% in 2002, and to 8.5% in the U.K. from 9.25% in 2002. The discount rate is developed at each measurement date by reference to published indices of high-quality bond yields. A .25% change in the expected rate of return would change 2003 pension expense by approximately $7. A .25% change in the discount rates would change 2003 pension expense by approximately $12.

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

Crown Holdings, Inc.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; loss of customers, including the loss of any significant customer, the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of recent price increases; the impact of the Company’s recent initiative to generate additional cash, including the reduction of working capital levels and capital spending; the ability of the Company to realize cost savings from its restructuring programs; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, plastic resin, inks and coatings) and the Company’s ability to pass raw material price increases through to its customers or to otherwise manage these commodity pricing risks; the financial condition of the Company’s vendors and customers; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; the Company’s ability to maintain adequate sources of capital and liquidity; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to generate sufficient production capacity; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; weather conditions including its effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates and tax rates; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; energy and natural resource costs; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964; and the impact of the recent Pennsylvania corporate legislation dealing with asbestos liabilities, litigation challenging that legislation and any future legislation dealing with asbestos liabilities), labor relations and workforce and social costs, including the Company’s pension obligations and other employee or retiree costs; investment performance of the

Crown Holdings, Inc.

Company’s pension plans; costs and difficulties related to the integration of acquired businesses; and the impact of any potential dispositions or other strategic realignments.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 19, 2003, except for Note X as to which the date is May 22, 2003

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
Provision for asset impairments and loss on sale
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
Additional preferred stock, authorized: 30,000,000;
none issued . .Note N
Common Stock, par value: $5.00; authorized: 500,000,000 . .Note N
2002 - issued 180,364,643	902
2001 - issued 155,968,854		780
Additional paid-in capital	1,684	1,600
Retained earnings/(accumulated deficit)	(1,183)	22
Accumulated other comprehensive loss . . Note C	(1,386)	(1,447)
Treasury stock (2002 - 20,934,568; shares; 2001 - 30,266,798 shares)	(104)	(151)

Total shareholders' equity/(deficit)	(87)	804

Total	$7,505	$9,620

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2002	2001	2000

Cash flows from operating activities
Net loss	($1,205)	($972)	($174)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	375	499	495
Cumulative effect of a change in accounting	1,014	(4)
Provision for asbestos	30	51	255
Asbestos-related payments	(114)	(118)	(94)
Provision for restructuring	19	48	52
Provision for asset impairments and loss on sale of assets	247	213	27
Gain from early extinguishments of debt	(28)
Deferred income taxes	(31)	480	(96)
Changes in assets and liabilities, net of businesses acquired:
Receivables	161	110	(110)
Inventories	20	377	(26)
Accounts payable and accrued liabilities	(12)	(221)	(33)
Other, net	(61)	(153)	(26)

Net cash provided by operating activities	415	310	270

Cash flows from investing activities
Capital expenditures	(115)	(168)	(262)
Proceeds from sale of businesses	661
Proceeds from sale of property, plant and equipment	45	28	28
Acquisition of businesses, net of cash acquired			(11)
Other, net		(23)	(3)

Net cash provided by/(used for) investing activities	591	(163)	(248)

Cash flows from financing activities
Proceeds from long-term debt	87	2	4
Payments of long-term debt	(264)	(77)	(216)
Net change in short-term debt	(924)	(397)	601
New term loan borrowing		400
Stock repurchased			(49)
Dividends paid			(127)
Common stock issued	3		2
Repayment of shareholder notes		4
Acquisition of minority interests			(81)
Minority contributions, net of dividends paid	(30)	5	(7)

Net cash provided by/(used for) financing activities	(1,128)	(63)	127

Effect of exchange rate changes on cash
and cash equivalents	29	(10)	(34)

Net change in cash and cash equivalents	(93)	74	115
Cash and cash equivalents at January 1	456	382	267

Cash and cash equivalents at December 31	$363	$456	$382

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(in millions, except share data)

	Comprehensive Income/(Loss)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance December 31, 1999		$349	$779	$1,317	$1,295	($676)	($173)	$2,891

Net loss - 2000	($ 174)				(174)			(174)
Translation adjustments	(221)					(221)		(221)
Minimum pension liability
adjustment, net of $115 tax	(213)					(213)		(213)

Comprehensive loss	($ 608)

Stock repurchased:
3,165,528 common shares				(33)			(16)	(49)
Dividends declared:
Common					(125)			(125)
Preferred					(2)			(2)
Preferred stock conversions		(349)	1	311			37
7,591,802 common shares
Stock issued: 114,221 shares				1			1	2

Balance December 31, 2000			780	1,596	994	(1,110)	(151)	2,109

Net loss - 2001	($ 972)				(972)			(972)
Derivatives qualifying as hedges	(4)					(4)		(4)
Translation adjustments	(131)					(131)		(131)
Translation adjustments - disposition
of foreign investments	71					71		71
Minimum pension liability
adjustment, net of $1 tax	(273)					(273)		(273)

Comprehensive loss	($1,309)

Stock repurchased:
20,695 common shares
Stock issued: 101,103 shares
Repayment of shareholder notes				4				4

Balance December 31, 2001			780	1,600	22	(1,447)	(151)	804

Net loss - 2002	($1,205)				(1,205)			(1,205)
Derivatives qualifying as hedges	6					6		6
Translation adjustments	211					211		211
Translation adjustments - disposition
of foreign investments	(8)					(8)		(8)
Minimum pension liability
adjustment, net of $4 tax	(148)					(148)		(148)

Comprehensive loss	($1,144)

Stock issued in debt-for-equity			122	83			45	250
exchanges: 33,386,880 shares
Stock issued - benefit plans:
347,221 common shares				1			2	3
Stock repurchased:
6,082 common shares

Balance December 31, 2002			$ 902	$ 1,684	($1,183)	($1,386)	($ 104)	($ 87)

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

A. Summary of Significant Accounting Policies

Business and Principles of Consolidation. In connection with its refinancing and reorganization in 2003, as discussed in Notes N and Q, Crown Cork & Seal Company, Inc. formed a new public holding company, named Crown Holdings, Inc. (“CHI”). Crown Cork & Seal Company, Inc. is now a wholly-owned subsidiary of Crown Holdings, Inc. The consolidated financial statements include the accounts of Crown Holdings, Inc. and its wholly-owned and majority-owned subsidiary companies (the “Company”). The reorganization had no effect on the results of operations, financial position or cash flow of the Company.

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

Each quarter, the Company reviews and analyzes its claim experience, settlement trends, changes in the litigation environment and other factors to determine the adequacy of its asbestos accruals. Adjustments to the asbestos accrual are made based on changes to the above-mentioned factors.

During 2002, 2001 and 2000, respectively, Crown Cork (i) received 36,000, 53,000 and 44,000 new claims, (ii) settled or dismissed 43,000, 31,000 and 40,000 claims, and (iii) has 59,000, 66,000 and 44,000 claims outstanding at the end of the respective years. The outstanding claims at December 31, 2002 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not, in the aggregate, involve any material liability. During 2001, one jurisdiction accounted for 25,000 claims received, 17,000 of which were settled for $4 in 2001.

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

Based on its review, the Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims will range between $263 and $502. The accrual balance of $263 at the end of 2002 includes $146 for unasserted claims and $50 for committed settlements that will be paid over time, including $41 in 2003. Historically (1977-2002), Crown Cork estimates that approximately one-quarter of all asbestos claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual and range of potential liability any amounts for settlements by persons alleging first exposure to asbestos after 1964. Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Pennsylvania asbestos legislation described above is expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims. The Company’s accrual includes estimates for probable costs for claims through the year 2012. The upper end of the Company’s estimated range of possible asbestos costs of $502 includes claims beyond that date.

Crown Holdings, Inc.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that these estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s results of operations, financial position and cash flow.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Actual expenditures for remediation were $2, $4 and $2 in 2002, 2001, and 2000, respectively. The Company’s balance sheet reflects estimated gross remediation liabilities of $14 and $18 at December 31, 2002 and 2001, respectively, and probable recoveries related to indemnification from the sellers of acquired companies and the Company’s insurance carriers of $2 at December 31, 2001. The Company records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The recorded reserve at December 31, 2002 is primarily for asserted claims and is based on internal and external environmental studies. The Company expects that the reserved amounts will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserves and will not have a material effect on the Company’s consolidated results, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

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

The Company is also subject to various other lawsuits and claims with respect to matters such as governmental and environmental regulations and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial position of the Company.

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

Crown Holdings, Inc.

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

As of December 31, 2001, the following balances were included related to the divested businesses, other than Constar:

Receivables	$ 19
Inventories	26
Investments	24
Property, plant and equipment, net	73
Goodwill, net of amortization	126
Accounts payable and accrued liabilities	(25)
Other net liabilities	(7)

Crown Holdings, Inc.

The results of operations for these businesses included in the financial statements for 2001, excluding Constar, were:

Net sales	$158
Cost of products sold	109
Depreciation	7
Amortization	6
Selling and administrative expenses	4

The results of operations for these businesses were not material for the portion of 2002 prior to their divestiture.

The divested businesses other than Constar were not presented as discontinued operations because their sales were initiated prior to the initial application of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Constar was not presented as a discontinued operation because the Company retained a 10.5% ownership and accounts for its investment in Constar under the equity method of accounting.

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

Crown Holdings, Inc.

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

O. Stock Options

As of December 31, 2002, the Company had four stock-based incentive compensation plans, 1990, 1994, 1997 and 2001. Stock-based compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”) and may be subject to the achievement of certain performance goals as determined by the Plan Committee so designated by the Company’s Board of Directors. There have been no issuances of deferred stock or SARs under any of the plans. During 2000, the Company issued 60,000 shares of restricted stock from the 1997 plan. As of December 31, 2002, no further option grants are available under the 1990, 1994 and 1997 plans. Option grants under the 2001 plan are available through February 2006. Options outstanding at December 31, 2002 include grants from all four plans discussed above.

Stock options granted during 2002 generally have a maximum term of ten years and vest over two years. The maximum number of shares of the Company’s common stock authorized for issuance was 6,000,000 under the 2001 plan.

Crown Holdings, Inc.

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

The secured notes are senior obligations of Crown European Holdings (“CEH”), an indirect wholly-owned subsidiary, and are guaranteed on a senior basis by Crown, Crown Cork & Seal Company, Inc. (“Crown Cork”), substantially all other U.S. subsidiaries, and certain subsidiaries in the U.K., Canada, France, Germany, Mexico, Switzerland and Belgium. The holders of the notes have second and third priority liens on assets of certain of the guarantor subsidiaries and the stock of Crown Cork. CEH may redeem all or some of the second priority secured notes at any time prior to March 2007 and the third priority secured notes at any time prior to March 2008 by paying a make-whole premium. Thereafter, CEH may redeem some or all of the secured notes at redemption prices initially representing a premium to principal equal to one-half of the applicable interest rate on the notes, declining annually thereafter. At any time prior to March 2006, CEH may redeem up to 35% of each of the secured notes with the net cash proceeds of certain equity offerings of capital stock of Crown that are used to capitalize CEH. CEH is also required to make an offer to purchase the secured notes upon the occurrence of certain change of control transactions or asset sales. The note indentures contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.

Crown Holdings, Inc.

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

Crown Holdings, Inc.

The Company has designated a cross-currency swap to hedge long-term U.S. dollar debt in France. The swap converted fixed rate U.S. dollar debt into variable rate euro debt indexed to EURIBOR. At December 31, 2002, the notional value of the swap was $200 and the notional value of the debt was $193. The decline in the debt notional value was the result of debt-for-equity exchanges as discussed in Note N. The hedge ineffectiveness resulting from this difference in notional value was not material and was reported as interest expense within the Consolidated Statements of Operations. The fair value of the swap at December 31, 2002 was a credit of $22 compared to a charge of $18 at December 31, 2001. The fair values at December 31, 2002 and 2001 were reported in noncurrent liabilities and noncurrent assets, respectively, in the Consolidated Balance Sheets. Changes in the fair value of the swap during 2002 were reported in earnings along with changes in the fair value of the debt, including the foreign exchange adjustments from the remeasurement of the debt. The impact on earnings from the swap during 2002 was a charge of $2 and was reported as interest expense in the Consolidated Statements of Operations.

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

Crown Holdings, Inc.

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

Crown Holdings, Inc.

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

Crown Holdings, Inc.

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

The provision/(benefit) for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income / (loss) as a result of the following differences:

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

Crown Holdings, Inc.

A reconciliation of segment income to consolidated loss before income taxes, minority interests and cumulative effect of a change in accounting for the years ended December 31, 2002, 2001 and 2000 follows:

INCOME	2002	2001	2000

Segment income	$462	$267	$446
Interest expense	342	455	393
Interest income	(11)	(18)	(20)
Provision for asset impairments
and loss on sale of assets	247	213	27
Provision for asbestos	30	51	255
Gain from early extinguishment of debt	(28)
Translation and exchange adjustments	27	10	8

Loss before income taxes, minority interests and
cumulative effect of a change in accounting	($145)	($444)	($217)

For the years ended December 31, 2002, 2001 and 2000, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Sales by major product were:

PRODUCTS	2002	2001	2000

Metal beverage cans and ends	$2,309	$2,349	$2,339
Metal food cans and ends	1,944	2,057	2,135
Other metal packaging	1,113	1,171	1,243
Plastic packaging	1,367	1,550	1,495
Other products	59	60	77

Consolidated net sales	$6,792	$7,187	$7,289

Sales and long-lived assets for the major countries in which the Company operates were:

GEOGRAPHIC
	Net Sales			Long-lived Assets

	2002	2001	2000	2002	2001	2000

United States	$2,528	$2,898	$2,981	$657	$985	$1,103
United Kingdom	842	834	876	340	389	446
France	652	657	690	204	205	242
Other	2,770	2,798	2,742	1,011	1,039	1,178

Consolidated total	$6,792	$7,187	$7,289	$2,212	$2,618	$2,969

W. Condensed Combining Financial Information

In connection with the Company’s refinancing as discussed in Note Q, Crown European Holdings, a subsidiary of the Company, issued $2,116 of senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantor information includes substantially all subsidiaries in the United States, the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the three years ended December 31, 2002, 2001 and 2000, and
•	balance sheets as of December 31, 2002 and 2001

are presented on the following pages.

As presented in the condensed combining balance sheets as of December 31, 2002 and 2001, receivables sold by certain U.S. and Canadian subsidiaries have been removed from the guarantor column and are included in the Company’s receivables securitization subsidiary in the non guarantor column. Those receivables that have not been resold by the receivables securitization subsidiary remain along with a corresponding intercompany note payable to the guarantor subsidiaries. As of December 31, 2002 and 2001, the receivables securitization subsidiary had receivables balances of $147 and $257, respectively.

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS - AS RESTATED

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$4,971	$1,821		$6,792
Cost of products sold, excluding
depreciation and amortization		($11)	4,139	1,491		5,619
Depreciation and amortization			274	101		375

Gross profit		11	558	229		798

Selling and administrative expense		(1)	253	65		317
Provision for asbestos			30			30
Provision for restructuring			10	9		19
Provision for asset impairments and
loss on sale of assets		32	223	8	($16)	247
Gain from early extinguishment of debt			(28)			(28)
Net interest expense		19	315	(3)		331
Technology royalty			(22)	22
Translation and exchange adjustments			2	25		27

Loss before income taxes, minority
interests and cumulative effect of
a change in accounting		(39)	(225)	103	16	(145)
Provision for income taxes			1	29		30
Equity earnings/(loss)	($191)	106	35		50

Loss before minority interests and
cumulative effect of a change in
accounting	(191)	67	(191)	74	66	(175)
Minority interests, net of equity earnings				(16)		(16)
Cumulative effect of a change
in accounting, net of tax	(1,014)	(894)	(1,014)	(231)	2,139	(1,014)

Net income/(loss)	($1,205)	($827)	($1,205)	($173)	$2,205	($1,205)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS - AS RESTATED

For the year ended December 31, 2001
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$5,346	$1,841		$7,187
Cost of products sold, excluding
depreciation and amortization		($13)	4,588	1,488		6,063
Depreciation and amortization			285	101		386

Gross profit		13	473	252		738

Goodwill amortization			88	25		113
Selling and administrative expense		(1)	240	71		310
Provision for asbestos			51			51
Provision for restructuring			40	8		48
Provision for asset impairments and
loss on sale of assets			5	208		213
Net interest expense		14	410	13		437
Technology royalty			(20)	20
Translation and exchange adjustments			1	9		10

Loss before income taxes, minority
interests and cumulative effect of
a change in accounting			(342)	(102)		(444)
Provision for income taxes			492	36		528
Equity earnings/(loss)	($976)	(154)	(142)		$1,272

Loss before minority interests and
cumulative effect of a change
in accounting	(976)	(154)	(976)	(138)	1,272	(972)
Minority interests, net of equity earnings				(4)		(4)
Cumulative effect of a change
in accounting, net of tax	4	4	4	4	(12)	4

Net income/(loss)	($972)	($150)	($972)	($138)	$1,260	($972)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2000
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$5,498	$1,791		$7,289
Cost of products sold, excluding
depreciation and amortization		($13)	4,563	1,432		5,982
Depreciation and amortization			278	101		379

Gross Profit		13	657	258		928

Goodwill amortization			91	25		116
Selling and administrative expense			240	74		314
Provision for asbestos			255			255
Provision for restructuring			36	16		52
Provision for asset impairments and
loss on sale of assets		129	23	4	($129)	27
Net interest expense		11	369	(7)		373
Technology royalty			(19)	19
Translation and exchange adjustments			2	6		8

Loss before income taxes and minority
interests		(127)	(340)	121	129	(217)
Provision/(benefit) for income taxes		16	(88)	14		(58)
Equity earnings	($174)	108	78		(12)

Loss before minority interests	(174)	(35)	(174)	107	117	(159)
Minority interests, net of equity earnings				(15)		(15)

Net income/(loss)	(174)	(35)	(174)	92	117	(174)
Preferred stock dividends	2					2

Net income/(loss) available to common
shareholders	($176)	($35)	($174)	$92	$117	($176)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

ASSETS
Current assets
Cash and cash equivalents		$1	$139	$223		$363
Receivables		4	278	500		782
Intercompany receivables			53	39	($92)
Inventories			518	261		779
Prepaid expenses and other current assets			64	36		100

Total current assets		5	1,052	1,059	(92)	2,024

Long-term notes and receivables			17	7		24
Intercompany debt receivables		6	589	1,080	(1,675)
Investments			89	22		111
Investments in subsidiaries	($1,399)	1,369	(270)		300
Investments in non-guarantor subsidiaries	1,312	1,168	1,312		(3,792)
Goodwill			1,762	507		2,269
Property, plant and equipment, net			1,493	719		2,212
Other non-current assets			739	126		865

Total	($87)	$2,548	$6,783	$3,520	($5,259)	$7,505

LIABILITIES AND
SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Short-term debt			$23	$31		$54
Current maturities of long-term debt			399	213		612
Accounts payable and accrued liabilities		$7	1,069	465		1,541
Intercompany payables			39	53	($92)
Income taxes		2	41	20		63

Total current liabilities		9	1,571	782	(92)	2,270

Long-term debt, excluding current maturities			2,971	417		3,388
Long-term intercompany debt		271	809	595	(1,675)
Other non-current liabilities			560	196		756
Postretirement and pension liabilities		1	959	22		982
Minority interests				196		196
Commitments and contingent liabilities
Shareholders' equity/(deficit)	($87)	2,267	(87)	1,312	(3,492)	(87)

Total	($87)	$2,548	$6,783	$3,520	($5,259)	$7,505

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2001
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

ASSETS
Current assets
Cash and cash equivalents			$168	$288		$456
Receivables		$11	321	664		996
Intercompany receivables		1	68	38	($107)
Inventories			591	271		862
Prepaid expenses and other
current assets			74	34		108

Total current assets		12	1,222	1,295	(107)	2,422

Long-term notes and receivables			10	8		18
Intercompany debt receivables		2	784	935	(1,721)
Investments			51	48		99
Investments in subsidiaries	($711)	1,783	(361)		(711)
Investments in non-guarantor subsidiaries	1,515	1,393	1,515		(4,423)
Goodwill, net of amortization			2,935	690		3,625
Property, plant and equipment, net			1,881	737		2,618
Other non-current assets			697	141		838

Total	$804	$3,190	$8,734	$3,854	($6,962)	$9,620

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt			$405	$59		$464
Current maturities of long-term debt			354	27		381
Accounts payable and accrued liabilities		$5	1,157	431		1,593
Intercompany payables			59	48	($107)
Income taxes		2	39	27		68

Total current liabilities		7	2,014	592	(107)	2,506

Long-term debt, excluding current maturities			3,960	515		4,475
Long-term intercompany debt		366	569	786	(1,721)
Other non-current liabilities		1	534	225		760
Postretirement and pension liabilities		1	853	20		874
Minority interests				201		201
Shareholders' equity	$804	2,815	804	1,515	(5,134)	804

Total	$804	$3,190	$8,734	$3,854	($6,962)	$9,620

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by operating activities			$126	$289		$415

Cash flows from investing activities
Capital expenditures			(59)	(56)		(115)
Proceeds from sale of businesses			637	24		661
Proceeds from sales of property,
plant and equipment			30	15		45
Intercompany investing activities		$148	42	(58)	($132)
Other, net			(6)	6

Net cash provided by/(used for)
investing activities		148	644	(69)	(132)	591

Cash flows from financing activities
Proceeds from long-term debt				87		87
Payments of long-term debt			(217)	(47)		(264)
Net change in short-term debt			(894)	(30)		(924)
Net change in long-term intercompany balances		(147)	305	(158)
Dividends paid			(4)	(128)	132
Common stock issued			3			3
Minority contributions, net of dividends paid				(30)		(30)

Net cash provided by/(used for)
financing activities		(147)	(807)	(306)	132	(1,128)

Effect of exchange rate changes on cash and cash
equivalents			8	21		29

Net change in cash and cash equivalents		1	(29)	(65)		(93)
Cash and cash equivalents at beginning of period			168	288		456

Cash and cash equivalents at end of period	$0	$1	$139	$223	$0	$363

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2001
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by/(used for) operating activities		($10)	($8)	$328		$310

Cash flows from investing activities
Capital expenditures			(134)	(34)		(168)
Proceeds from sales of property,
plant and equipment			19	9		28
Intercompany investing activities		(338)	607	(250)	($19)
Other, net			(3)	(20)		(23)

Net cash provided by/(used for)
investing activities		(338)	489	(295)	(19)	(163)

Cash flows from financing activities
Proceeds from long-term debt				2		2
Payments of long-term debt			(14)	(63)		(77)
Net change in short-term debt			(231)	(166)		(397)
Net change in long-term intercompany balances		348	(566)	218
New term loan borrowing			400			400
Repayment of shareholder notes			4			4
Dividends paid			(2)	(17)	19
Minority contributions, net of dividends paid				5		5

Net cash provided by/(used for)
financing activities		348	(409)	(21)	19	(63)

Effect of exchange rate changes on cash and cash
equivalents			(1)	(9)		(10)

Net change in cash and cash equivalents			71	3		74
Cash and cash equivalents at beginning of period			97	285		382

Cash and cash equivalents at end of period	$0	$0	$168	$288	$0	$456

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2000
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by/(used for) operating activities		$2	($30)	$298		$270

Cash flows from investing activities
Capital expenditures			(207)	(55)		(262)
Acquisition of businesses, net of cash acquired				(11)		(11)
Proceeds from sales of property,
plant and equipment			20	8		28
Intercompany investing activities		250	(141)		($109)
Other, net				(3)		(3)

Net cash provided by/(used for)
investing activities		250	(328)	(61)	(109)	(248)

Cash flows from financing activities
Proceeds from long-term debt				4		4
Payments of long-term debt			(137)	(79)		(216)
Net change in short-term debt			889	(288)		601
Net change in long-term intercompany balances		(252)	(150)	402
Stock repurchased			(49)			(49)
Dividends paid			(130)	(106)	109	(127)
Common stock issued			2			2
Acquisition of minority interests				(81)		(81)
Minority contributions, net of dividends paid				(7)		(7)

Net cash provided by/(used for)
financing activities		(252)	425	(155)	109	127

Effect of exchange rate changes on cash and cash
equivalents				(34)		(34)

Net change in cash and cash equivalents			67	48		115
Cash and cash equivalents at beginning of period			30	237		267

Cash and cash equivalents at end of period	$0	$0	$97	$285	$0	$382

Crown Holdings, Inc.

X.	Condensed Combining Financial Information

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by CHI. No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations and cash flows for the fiscal years ended December 31, 2002, 2001 and 2000, and

• balance sheets as of December 31, 2002 and 2001

are presented on the following pages.

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$6,792		$6,792

Cost of products sold, excluding depreciation
and amortization			5,619		5,619
Depreciation and amortization			375		375

Gross profit			798		798

Selling and administrative expense			317		317
Provision for asbestos		$30			30
Provision for restructuring			19		19
Provision for asset impairments and loss
on sale of assets		213	34		247
Gain from early extinguishment of debt		(22)	(6)		(28)
Net interest expense		311	20		331
Translation and exchange adjustments			27		27

Income / (loss) before income taxes, minority interests
and cumulative effect of a change in accounting		(532)	387		(145)
Provision / (benefit) for income taxes		(92)	122		30
Equity earnings/(loss)	($191)	242		($51)

Income / (loss) before minority interests and cumulative
effect of a change in accounting	(191)	(198)	265	(51)	(175)
Minority interests, net of equity earnings		7	(23)		(16)
Cumulative effect of a change in accounting	(1,014)	(1,014)	(1,014)	2,028	(1,014)

Net income/(loss)	($1,205)	($1,205)	($772)	$1,977	($1,205)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2001
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$7,187		$7,187

Cost of products sold, excluding depreciation
and amortization			6,063		6,063
Depreciation and amortization			386		386

Gross profit			738		738

Goodwill amortization			113		113
Selling and administrative expense			310		310
Provision for asbestos		$51			51
Provision for restructuring			48		48
Provision for asset impairments and loss
on sale of assets			213		213
Net interest expense		366	71		437
Translation and exchange adjustments			10		10

Loss before income taxes, minority interests and
cumulative effect of a change in accounting		(417)	(27)		(444)
Provision for income taxes		290	238		528
Equity earnings/(loss)	($976)	(274)		$1,250

Loss before minority interests and cumulative effect
of a change in accounting	(976)	(981)	(265)	1,250	(972)
Minority interests, net of equity earnings		5	(9)		(4)
Cumulative effect of a change in accounting	4	4	4	(8)	4

Net income/(loss)	($972)	($972)	($270)	$1,242	($972)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2000
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$7,289		$7,289

Cost of products sold, excluding depreciation
and amortization			5,982		5,982
Depreciation and amortization			379		379

Gross profit			928		928

Goodwill amortization			116		116
Selling and administrative expense			314		314
Provision for asbestos		$255			255
Provision for restructuring			52		52
Provision for asset impairments and loss
on sale of assets		17	10		27
Net interest expense		295	78		373
Translation and exchange adjustments			8		8

Income / (loss) before income taxes and minority interests		(567)	350		(217)
Provision / (benefit) for income taxes		(198)	140		(58)
Equity earnings/(loss)	($176)	192		($16)

Income / (loss) before minority interests	(176)	(177)	210	(16)	(159)
Minority interests, net of equity earnings		3	(18)		(15)

Net income/(loss)	(176)	(174)	192	(16)	(174)
Preference dividends		2			2

Net income/(loss) available to common shareholders	($176)	($176)	$192	($16)	($176)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2002
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

ASSETS
Current assets
Cash and cash equivalents			$363		$363
Receivables			782		782
Inventories			779		779
Prepaid expenses and other current assets		$20	80		100

Total current assets		20	2,004		2,024

Long-term notes and receivables			24		24
Intercompany debt receivables			1,974	($1,974)
Investments	($87)	$4,820	22	(4,644)	111
Goodwill			2,269		2,269
Property, plant and equipment, net			2,212		2,212
Other non-current assets		7	858		865

Total	($87)	$4,847	$9,363	($6,618)	$7,505

LIABILITIES AND SHAREHOLDERS’ EQUITY / (DEFICIT)
Current liabilities
Short-term debt			$54		$54
Current maturities of long-term debt		$195	417		612
Accounts payable and accrued liabilities		89	1,452		1,541
Income taxes payable			63		63

Total current liabilities		284	1,986		2,270

Long-term debt, excluding current maturities		2,483	905		3,388
Long-term intercompany debt		1,974		($1,974)
Postretirement and pension liabilities			982		982
Other non-current liabilities		193	563		756
Minority interests			196		196
Commitments and contingent liabilities
Shareholders’ equity / (deficit)	($87)	(87)	4,731	(4,644)	(87)

Total	($87)	$4,847	$9,363	($6,618)	$7,505

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2001
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

ASSETS
Current assets
Cash and cash equivalents			$456		$456
Receivables			996		996
Inventories			862		862
Prepaid expenses and other current assets		$22	86		108

Total current assets		22	2,400		2,422

Long-term notes and receivables			18		18
Intercompany debt receivables			1,608	($1,608)
Investments	$804	$6,096	48	(6,849)	99
Goodwill, net of amortization			3,625		3,625
Property, plant and equipment, net			2,618		2,618
Other non-current assets		28	810		838

Total	$804	$6,146	$11,127	($8,457)	$9,620

LIABILITIES AND SHARESHOLDERS’ EQUITY
Current liabilities
Short-term debt		$400	$64		$464
Current maturities of long-term debt		351	30		381
Accounts payable and accrued liabilities		146	1,447		1,593
Income taxes payable			68		68

Total current liabilities		897	1,609		2,506

Long-term debt, excluding current maturities		2,600	1,875		4,475
Long-term intercompany debt		1,608		($1,608)
Postretirement and pension liabilities			874		874
Other non-current liabilities		237	523		760
Minority interests			201		201
Commitments and contingent liabilities
Shareholders’ equity	$804	804	6,045	(6,849)	804

Total	$804	$6,146	$11,127	($8,457)	$9,620

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($313)	$728		$415

Cash flows from investing activities
Capital expenditures			(115)		(115)
Proceeds from sale of businesses		460	201		661
Proceeds from sale of property, plant and equipment			45		45
Intercompany investing activities		(108)	89	$19

Net cash provided by investing activities		352	220	19	591

Cash flows from financing activities
Proceeds from long-term debt			87		87
Payments of long-term debt		(212)	(52)		(264)
Net change in short-term debt		(226)	(698)		(924)
Net change in long-term intercompany balances		366	(366)
Dividends paid			(11)	11
Common stock issued		33		(30)	3
Minority contributions, net of dividends paid			(30)		(30)

Net cash used for financing activities		(39)	(1,070)	(19)	(1,128)

Effect of exchange rate changes on cash and cash equivalents			29		29

Net change in cash and cash equivalents			(93)		(93)

Cash and cash equivalents at January 1			456		456

Cash and cash equivalents at December 31	$0	$0	$363	$0	$363

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2001
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($537)	$847		$310

Cash flows from investing activities
Capital expenditures			(168)		(168)
Proceeds from sale of property, plant and equipment			28		28
Intercompany investing activities		242	(237)	($5)
Other, net			(23)		(23)

Net cash provided by / (used for) investing activities		242	(400)	(5)	(163)

Cash flows from financing activities
Proceeds from long-term debt			2		2
Payments of long-term debt			(77)		(77)
Net change in short-term debt		(561)	164		(397)
New term loan borrowing		400			400
Net change in long-term intercompany balances		452	(452)
Dividends paid			(5)	5
Repayment of shareholder notes		4			4
Minority contributions, net of dividends paid			5		5

Net cash provided by / (used for) financing activities		295	(363)	5	(63)

Effect of exchange rate changes on cash and cash equivalents			(10)		(10)

Net change in cash and cash equivalents			74		74

Cash and cash equivalents at January 1			382		382

Cash and cash equivalents at December 31	$0	$0	$456	$0	$456

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2000
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($303)	$573		$270

Cash flows from investing activities
Capital expenditures			(262)		(262)
Proceeds from sale of property, plant and equipment			28		28
Proceeds from sale of businesses			(11)		(11)
Intercompany investing activities		(233)	235	($2)
Other, net			(3)		(3)

Net cash used for investing activities		(233)	(13)	(2)	(248)

Cash flows from financing activities
Proceeds from long-term debt			4		4
Payments of long-term debt		(1)	(215)		(216)
Net change in short-term debt		736	(135)		601
Net change in long-term intercompany balances		(25)	25
Stock repurchased		(49)			(49)
Dividends paid		(127)	(2)	2	(127)
Common stock issued		2			2
Acquisition of minority interests			(81)		(81)
Minority contributions, net of dividends paid			(7)		(7)

Net cash provided by / (used for) financing activities		536	(411)	2	127

Effect of exchange rate changes on cash and cash equivalents			(34)		(34)

Net change in cash and cash equivalents			115		115

Cash and cash equivalents at January 1			267		267

Cash and cash equivalents at December 31	$0	$0	$382	$0	$382

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2002								2001

	First		Second		Third		Fourth		First		Second		Third	Fourth

Net sales	$1,567		$1,789		$1,892		$1,544		$1,658		$1,878		$1,985	$1,666
Gross profit*	171		240		246		141		168		239		219	112
Income/(loss) before cumulative
effect of a change in accounting	(54)		64		71		(272)		(50)		5		(13)	(918)
Cumulative effect of
a change in accouting	(1,014)		4
Net income/(loss)	(1,068	)(1)(2)	64	(3)	71	(4)(5)	(272	)(6)(7)	(46	)(8)(9)	5	(10)(11)	(13)	(918	)(12)(13)

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

Crown Holdings, Inc.

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

Crown Holdings, Inc. and Subsidiaries (see Part II pages 34 through 83 of this Report).

(2)	Financial Statement Schedules:

Schedule Number

II.- Valuation and Qualifying Accounts and Reserves (see page 86 of this Report).

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits

3.a	Articles of Incorporation of Crown Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Crown Holdings, Inc.'s (successor registrant to Crown Cork & Seal Company, Inc.(the "Registrant")) Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189)).

3.b	By-laws of Crown Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189)).

4.a	Specimen certificate of Registrant’s Common Stock (incorporated by reference to Exhibit 4.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

4.b	Form of the Registrant’s 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 23 of Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.c	Form of the Registrant’s 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.d	Officers’ Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

4.e	Indenture dated as of April 1, 1993 between Crown Cork & Seal Company, Inc. and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

4.f	Terms Agreement dated March 31, 1993 (incorporated by reference to Exhibit 27 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.g	Indenture dated as of January 15, 1995 between Crown Cork & Seal Company, Inc. and Chemical Bank, as Trustee (incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.h	Form of 8-3/8% Notes Due 2005 (incorporated by reference to Exhibit 99a of the Registrant’s Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.i	Officers’ Certificate dated January 25, 1995 (incorporated by reference to Exhibit 99b of the Registrant’s Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

Crown Holdings, Inc.

4.j	Terms Agreement dated January 18, 1995 (incorporated by reference to Exhibit 99c of the Registrant’s Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.k	Indenture, dated December 17, 1996, among Crown Cork & Seal Company, Inc., Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.l	Form of the Registrant’s 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

4.m	Officers’ Certificate for 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

4.n	Form of the Registrant’s 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

4.o	Officers’ Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.p	Form of UK 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.q	Officers’ Certificate for 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.8 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.r	Form of UK 7% Notes Due 2006 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.s	Officers’ Certificate for 7% Notes Due 2006 (incorporated by reference to Exhibit 99.9 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.t	Form of French 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.u	Officers’ Certificate for 6-3/4% Notes Due 2003 (incorporated by reference to Exhibit 99.10 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.v	Terms Agreement dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.w	Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 dated November 26, 1996 amended December 5 and 10, 1996 (File No. 333-16869)).

4.x	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and December 10, 1996 (File No. 333-16869)).

4.y	Rights Agreement, dated as of February 21, 2003, by and between Crown Holdings, Inc. and Equiserve Trust Company, N.A. as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189).

4.z	Supplemental Indenture to Indenture dated April 1, 1993, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189)).

4.aa	Supplemental Indenture to Indenture dated January 15, 1995, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189)).

Crown Holdings, Inc.

4.bb	Supplemental Indenture to Indenture dated December 17, 1996, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer and Guarantor, Crown Cork & Seal Finance PLC, as Issuer, Crown Cork & Seal Finance S.A., as Issuer, Crown Holdings, Inc., as Additional Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189)).

4.cc	Credit Agreement, dated as of February 26, 2003 among Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., as Parent Guarantors, Crown European Holdings SA, as Euro Borrower, Crown Cork & Seal Americas, Inc. as U.S. Borrower, the Subsidiary Borrowers Named therein, the Lenders referred to therein, Citicorp North America, Inc., as Administrative Agent and Citibank International plc, as U.K. Administrative Agent. *

4.dd	Euro Pledge Agreement, dated as of February 26, 2003 among Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., Crown Cork & Seal Americas, Inc. and the Domestic Subsidiaries party thereto, as Pledgors, and Citicorp Trustee Company Limited, as Euro Collateral Agent. *

4.ee	CEH Pledge Agreement, dated as of February 26, 2003 among Crown European Holdings, as Pledgor, and Citicorp Trustee Company Limited, as Euro Collateral Agent. *

4.ff	Shared Pledge Agreement, dated as of February 26, 2003 among Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Americas, Inc., Crown International Holdings, Inc. and the Domestic Subsidiaries party thereto, as Pledgors, and Citicorp North America, Inc., as Collateral Agent. *

4.gg	Bank Pledge Agreement, dated as of February 26, 2003 among Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Americas, Inc., Crown International Holdings, Inc. and the Domestic Subsidiaries party thereto, as Grantors, and Citicorp North Americas, Inc., as U.S. Collateral Agent. *

4.hh	LLC Pledge Agreement, dated as of February 26, 2003 among CCK Investments LLC, as Pledgor, and Citicorp Trustee Company Limited, as Euro Collateral Agent. *

4.ii	U.S. Security Agreement, dated as of February 26, 2003 among Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Americas, Inc., Crown International Holdings, Inc. and the Domestic Subsidiaries party thereto, as Grantors, and Citicorp North America, Inc., as U.S. Collateral Agent. *

4.jj	U.S. Guarantee Agreement, dated as of February 26, 2003 among the Domestic Subsidiaries referred to therein and Citicorp North America, Inc., as Administrative Agent. *

4.kk	Non-U.S. Guarantee Agreement, dated as of February 26, 2003 among the Guarantors referred to therein and Citibank International plc, as U.K. Administrative Agent. *

4.ll	Global Participation and Proceeds Sharing Agreement, dated as of February 26, 2003 among Citicorp North America, Inc., as Bank Agent, U.S. Collateral Agent and Sharing Agent, Citibank International plc, as U.K. Agent, Wells Fargo Bank Minnesota, National Association, as Second and Third Priority Notes Trustee, and Citicorp Trustee Company Limited, as Euro Collateral Agent. *

4.mm	Registration Rights Agreement relating to the 9.5% Second Priority Senior Secured Notes due 2011 and the 10.25% Second Priority Senior Secured Notes due 2011, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto. *

4.nn	Registration Rights Agreement relating to the 10.875% Third Priority Senior Secured Notes due 2013, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto. *

Crown Holdings, Inc.

4.oo	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, governing Crown European Holdings’ 9.5% Second Priority Senior Secured Notes due 2011 and 10.25% Second Priority Senior Secured Notes due 2001. *

4.pp	Form of Crown European Holdings’ 9.5% Second Priority Senior Secured Notes due 2011. *

4.qq	Form of Crown European Holdings’ 10.25% Second Priority Senior Secured Notes due 2011. *

4.rr	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, governing Crown European Holdings’ 10.875% Third Priority Senior Secured Notes due 2013. *

4.ss	Form of Crown European Holdings’ 10.875% Third Priority Senior Secured Notes due 2013. *

4.tt	U.S. Intercreditor and Collateral Agency Agreement, dated as of February 26, 2003 among Citicorp North America, Inc., as Administrative Agent and U.S. Collateral Agent, Citibank International plc, as U.K. Administrative Agent, Wells Fargo Bank Minnesota, National Association, as Second and Third Priority Notes Trustee, Crown Holdings, Inc., Crown Cork & Seal Americas, Inc., Crown Cork & Seal Company, Inc., Crown International Holdings, Inc. and each of the U.S. subsidiaries of Crown Holdings listed on Schedule I thereto. *

4.uu	Euro Intercreditor and Collateral Agency Agreement, dated as of February 26, 2003 among Citibank International plc, as Bank Agent, Wells Fargo Bank Minnesota, National Association, as Second and Third Priority Notes Trustee, Citicorp Trustee Company Limited, as Euro Collateral Agent, Crown European Holdings and the subsidiaries of Crown European Holdings listed on Schedule I thereto. *

Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request..

10.a.	Receivables Purchase Agreement dated as of January 26, 2001, as amended and restated as of May 7, 2001, among Crown Cork & Seal Receivables (DE) Corporation, as Seller, Crown Cork & Seal Company (USA), Inc., as Servicer, the banks and other financial institutions partly thereto, as Purchasers, and Citibank, N.A., as the Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-2227)).

10.b.	Receivables Contribution and Sale Agreement dated as of January 26, 2001, as amended and restated as of May 7, 2001, among Crown Cork & Seal Company (USA), Inc., Constar, Inc., Risdon-AMS (USA) Inc., Zeller Plastiks, Inc., and Crown Cork & Seal Canada Inc., as Sellers, Crown Cork & Seal Receivables (DE) Corporation, as Buyer, and Crown Cork & Seal Company (USA), Inc., as the Buyer’s Servicer (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-2227)).

10.c.	Undertaking Agreement dated as of January 26, 2001, as amended and restated as of May 7, 2001, made by Crown Cork & Seal Company, Inc. as the Parent, in favor of the Purchasers referred to therein and Citibank, as Agent (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-2227)).

10.d	Amendment to Receivables Purchase Agreement dated as of June 8, 2001, among Crown Cork & Seal Receivables (DE) Corporation, Crown Cork & Seal Company (USA), Inc., the banks and other financial institutions party thereto as the Initial Purchasers and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.d of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-2227)).

Crown Holdings, Inc.

10.e	Employment Contracts:

(1)	Employment contract between Crown Cork & Seal Company, Inc. and John W. Conway dated January 3, 2000 (incorporated by reference to Exhibit 10.a.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

(2)	Employment contract between Crown Cork & Seal Company, Inc. and Alan W. Rutherford dated January 3, 2000 (incorporated by reference to Exhibit 10.a.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

10.f	Purchase Agreement, dated as of February 11, 2003 among Crown European Holdings and Crown Holdings, Inc. and the Guarantors named therein and the several purchasers named in Schedule I thereto. *

10.g	Crown Cork & Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

10.h	Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated as of June 30, 1999 (incorporated by reference to Exhibit 10.d of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.i	Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

10.j	Amendment No. 1 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.k	Amendment No. 2 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003. *

10.l	Crown Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

10.m	Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

10.n	Amendment No. 1 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.o	Amendment No. 2 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003. *

10.p	Crown Holdings, Inc. 1997 Stock-Based Incentive Plan, amended and restated (incorporated by reference to the Registrant's Definitive Additional materials on Schedule 14A, filed with the Securities and Exchange Commission on April 13, 2000 (File No. 1-2227)).

10.q	Amendment No. 3 to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003. *

10.r	Crown Holdings, Inc. 2001 Stock-Based Incentive Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

Crown Holdings, Inc.

10.s	Amendment No. 1 to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003. *

10.t	Crown Cork & Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.u	Crown Cork & Seal Company, Inc. Pension Plan for outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.v	Crown Cork & Seal Company, Inc. Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Prospectus dated May 31, 1996 forming a part of the Registrant’s Registration Statement on Form S-3 (No. 333-04971) filed with the Securities and Exchange Commission on May 31, 1996).

Exhibits 10.e through 10.v, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

12.	Computation of ratio of earnings to fixed charges. *

21.	Subsidiaries of Registrant. *

23.	Consent of Independent Accountants.

24.	Power of Attorney (included in signature page).

31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

*	The exhibit was included in the Registrant’s 2002 Annual Report on Form 10-K filed with the Commission on March 31, 2003.

b)	Reports on Form 8-K

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

Crown Holdings, Inc. Registrant
Date:	September 4, 2003
	By:	/s/ Thomas A. Kelly
Thomas A. Kelly Vice President and Corporate Controller

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Conway, Alan W. Rutherford and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2002 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

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