Form 10-K/A
period 2002-12-31
CROWN HOLDINGS INC
filed 2003-09-05
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K / A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K, filed by Crown Holdings, Inc. on March 31, 2003, is being filed solely for the purpose of including the Consent of Independent Accountants as Exhibit 23 that was inadvertently omitted from Amendment No. 1 to the Annual Report on Form 10-K filed by Crown Holdings, Inc. on September 4, 2003.

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