Form 10-Q
period 2003-09-30
CROWN HOLDINGS INC
filed 2003-11-07
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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
Yes   X   No   ___

There were 164,996,678 shares of Common Stock outstanding as of October 31, 2003.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended September 30,	2003	2002

Net sales	$1,853	$1,892

Cost of products sold, excluding depreciation and amortization	1,529	1,546
Depreciation and amortization	84	100

Gross profit	240	246

Selling and administrative expense	80	81
Provision for restructuring	3	1
Provision for asset impairments and loss on sale of assets	46	3
Gain from early extinguishment of debt		(3)
Interest expense	100	84
Interest income	(2)	(2)
Translation and exchange adjustments	(48)	6

Income before income taxes and minority interests	61	76

Provision for income taxes	45	3
Minority interests, net of equity earnings	(10)	(2)

Net income	$6	$71

Earnings per average common share:
Basic	$.04	$.45

Diluted	$.04	$.45

Weighted average common shares outstanding:
Basic	164,942,505	158,436,064
Diluted	166,182,474	159,050,051

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability. See Note A.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Nine months ended September 30,	2003	2002

Net sales	$5,039	$5,248

Cost of products sold, excluding depreciation and amortization	4,185	4,306
Depreciation and amortization	247	285

Gross profit	607	657

Selling and administrative expense	242	233
Provision for restructuring	3	3
Provision for asset impairments and loss on sale of assets	43	27
Loss / (gain) from early extinguishment of debt	9	(28)
Interest expense	280	263
Interest income	(7)	(7)
Translation and exchange adjustments	(117)	24

Income before income taxes, minority interests and cumulative effect of a change in accounting	154	142

Provision for income taxes	84	49
Minority interests, net of equity earnings	(48)	(12)

Income before cumulative effect of a change in accounting	22	81
Cumulative effect of a change in accounting		(1,014)

Net income / (loss)	$22	($933)

Basic earnings / (loss) per share:
Income before cumulative effect of a change in accounting	$.13	$.58
Cumulative effect of a change in accounting		(7.32)

Net income / (loss)	$.13	($6.73)

Diluted earnings per share:
Income before cumulative effect of a change in accounting	$.13	$.58
Cumulative effect of a change in accounting		(7.26)

Net income / (loss)	$.13	($6.68)

Weighted average common shares outstanding:
Basic	164,569,322	138,562,633
Diluted	165,617,818	139,739,161

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability. See Note A.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$287	$363
Receivables	1,076	782
Inventories	858	779
Restricted cash	145
Prepaid expenses and other current assets	78	100

Total current assets	2,444	2,024

Long-term notes and receivables	23	24
Investments	84	111
Goodwill	2,373	2,269
Property, plant and equipment, net	2,081	2,212
Other non-current assets	1,013	865

Total	$8,018	$7,505

Liabilities and shareholders' equity / (deficit)
Current liabilities
Short-term debt	$78	$54
Current maturities of long-term debt	172	612
Accounts payable and accrued liabilities	1,734	1,541
Income taxes payable	47	63

Total current liabilities	2,031	2,270

Long-term debt, excluding current maturities	4,022	3,388
Postretirement and pension liabilities	968	982
Other non-current liabilities	731	756
Minority interests	190	196
Commitments and contingent liabiities (Note J)
Shareholders' equity / (deficit)	76	(87)

Total	$8,018	$7,505

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Nine months ended September 30,	2003	2002

Net cash provided by operating activities	$70	$219

Cash flows from investing activities
Capital expenditures	(82)	(81)
Proceeds from sale of property, plant and equipment	27	12
Change in restricted cash	(145)
Proceeds from sale of businesses		198
Other, net	(9)	(3)

Net cash provided by / (used for) investing activities	(209)	126

Cash flows from financing activities
Proceeds from long-term debt	2,623	75
Payments of long-term debt	(830)	(251)
Net change in short-term debt	(1,587)	(370)
Debt issue costs	(137)
Net payment from termination of cross-currency swaps	(8)
Common stock issued	2	2
Dividends paid to minority interests, net of contributions	(18)	(23)

Net cash provided by / (used for) financing activities	45	(567)

Effect of exchange rate changes on cash and cash equivalents	18	12

Net change in cash and cash equivalents	(76)	(210)

Cash and cash equivalents at beginning of period	363	456

Cash and cash equivalents at end of period	$287	$246

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) AND CHANGES IN SHAREHOLDERS’ EQUITY / (DEFICIT)
(In millions)
(Unaudited)

	Comprehensive Income / (Loss)		Common	Paid-In	Retained Earnings / (Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit)	Stock	Income / (Loss)	Total

Balance at January 1, 2002			$780	$1,600	$ 22	($151)	($1,447)	$ 804
Net income / (loss)	$ 71	($933)			(933)			(933)
Translation adjustments	2	116					116	116
Derivatives qualifying as hedges		4					4	4

Comprehensive income / (loss)	$ 73	($813)

Stock issued — debt-for-equity exchanges			122	83		45		250
Stock issued — benefit plans				1		1		2

Balance at September 30, 2002			$902	$1,684	($ 911)	($105)	($1,327)	$ 243

	Comprehensive Income / (Loss)		Common	Paid-In	Retained Earnings / (Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit)	Stock	Income / (Loss)	Total

Balance at January 1, 2003			$902	$1,684	($1,183)	($104)	($1,386)	($ 87)
Net income	$ 6	$ 22			22			22
Translation adjustments	10	99					99	99
Derivatives qualifying as hedges	4	(1)					(1)	(1)

Comprehensive income	$20	$120

Stock issued — debt-for-equity exchanges			27	14				41
Stock issued — benefit plans				1		1		2

Balance at September 30, 2003			$929	$1,699	($1,161)	($103)	($1,288)	$ 76

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
(Unaudited)

A.	Statement of Information Furnished

Crown Holdings, Inc. (“Crown” or the “Company”) was formed as a new public holding company in February 2003 and shares of Crown Cork & Seal Company, Inc. were converted into an equal number of shares of Crown Holdings, Inc. Crown Cork & Seal Company, Inc. is now a wholly-owned subsidiary of Crown Holdings, Inc. This conversion had no effect on the results of operations, financial position or cash flow of the Company.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to fairly present the financial position, the results of operations and cash flow of Crown Holdings, Inc. for the periods ended September 30, 2003 and 2002. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

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

The Consolidated Statements of Operations for the three and nine months ended September 30, 2002 have been restated to report gains or losses from the early extinguishment of debt within income/(loss) from continuing operations rather than as an extraordinary item, consistent with the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections.” The Company adopted FAS 145 in the fourth quarter of 2002, effective January 1, 2002.

B.	Recently Adopted Accounting Standards

In May 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). EITF 01-8 provides guidance to be used to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.” The guidance is effective for all arrangements that are agreed upon, committed to, or modified after July 1, 2003. Adoption of this standard did not have a material impact on the Company’s results of operations, financial position or cash flow.

In May 2003, the FASB issued SFAS No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes a standard by which an issuer classifies certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial intruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. Adoption of this standard had no impact on the Company’s results of operations, financial position or cash flow.

In April 2003, the FASB issued SFAS No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities within the scope of FAS 133. This standard is effective July 1, 2003 for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30. The guidance, with certain exceptions, is to be applied prospectively. Adoption of this standard had no impact on the Company’s results of operations, financial position or cash flow.

Crown Holdings, Inc.

C.	Stock-Based Compensation

At September 30, 2003, the Company had four active stock option plans. The Company accounts for these plans under the recognition and measurement principles of APB 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the Company’s common stock at the date of grant.

The following table illustrates the effect on net income/(loss) and income/(loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income / (loss), as reported	$6	$71	$22	($933)

Deduct:
Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(2)	(3)	(7)	(8)

Pro forma net income / (loss)	$4	$68	$15	($941)

Earnings / (loss) per share:

Basic - as reported	$.04	$.45	$.13	($6.73)

Basic - pro forma	$.02	$.43	$.09	($6.79)

Diluted - as reported	$.04	$.45	$.13	($6.68)

Diluted - pro forma	$.02	$.43	$.09	($6.74)

D.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2002 and 2003 were as follows:

	Americas	Europe	Asia-Pacific	Total

Balance as of January 1, 2002	$1,156	$2,463	$6	$3,625
Transitional impairment charge	(120)	(888)	(6)	(1,014)
Divestitures	(75)	(56)		(131)
Foreign currency translation and other	9	75		84

Balance as of September 30, 2002	$ 970	$1,594	$0	$2,564

Balance as of January 1, 2003	$ 639	$1,630		$2,269
Foreign currency translation and other	14	90		104

Balance as of September 30, 2003	$ 653	$1,720	$0	$2,373

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

Crown Holdings, Inc.

E.	Inventories

	September 30,	December 31,
	2003	2002

Finished goods	$349	$314
Work in progress	107	89
Raw material and supplies	402	376

	$858	$779

F.	Debt and Liquidity

On February 26, 2003, Crown Cork & Seal Company, Inc. completed a refinancing and formed Crown Holdings, Inc. as a new public holding company, as discussed in Note A.

The proceeds from the refinancing consisted of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, € 285 ($306 equivalent at February 26, 2003) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, and $504 of first priority term loans due in 2008 (which are accelerated to 2006 in the event that Crown’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006) and a new $550 first priority revolving credit facility due in 2006. The first priority term loans consist of a $450 loan and a € 50 loan ($54 equivalent at February 26, 2003).

The proceeds of $2,620 from the senior secured notes and term loans, and $198 of borrowings under the new $550 credit facility, were used to repay the existing credit facility, to repurchase outstanding unsecured notes, and to pay fees and expenses associated with the refinancing. The remaining proceeds were placed in restricted cash accounts as collateral for the senior secured notes, the term loans and the revolving credit facility, and may only be used to repurchase or retire certain existing unsecured notes. As of September 30, 2003, the remaining balance of $145 in the collateral accounts was reported as restricted cash in the Consolidated Balance Sheet. The Company expects to use the remaining restricted cash balance to repay the remaining notes due in 2003.

During the first nine months of 2003, the Company repurchased or retired $812 of unsecured notes. The Company also exchanged 5.4 million shares of its common stock for debt with a face value of $43 in privately negotiated debt-for-equity exchanges. In connection with the repurchases and exchanges and the write-off of unamortized financing fees and expenses from its previous credit facility, the Company recognized a loss of $9 from the early extinguishment of debt for the nine months ended September 30, 2003.

During the first nine months of 2002, the Company exchanged 33.4 million shares of its common stock with a market value of $250 for debt with face value of $271 and accrued interest of $7. In connection with the exchanges, the Company recorded a gain of $28 from the early extinguishment of debt.

During the first nine months of 2003, the Company recognized unrealized foreign exchange gains of $111 due to the net U.S. dollar exposure in certain European subsidiaries, arising primarily from the sale of the senior secured notes as described above.

In July, 2003, the Company refinanced the $450 first priority term loan with the proceeds from a new first priority term loan on substantially the same terms except that the new term loan bears interest at LIBOR plus 3.00%, compared to LIBOR plus 4.25% for the refinanced term loan, and includes a prepayment premium of 1.00% if the new term loan is paid back in full within one year.

Crown Holdings, Inc.

G.	Derivative Financial Instruments

In April 2003, the Company terminated a sterling cross-currency swap with a notional value of $200 and an original maturity date of December 2003, and received its fair value of $13. In September 2003, the Company terminated a euro cross-currency swap with a notional value of $200 and an original maturity date of December 2003, and paid its fair value of $35. Also in September 2003, the Company received $14 from the termination of a sterling cross-currency swap with a notional value of $300 and an original maturity date of December 2006, and recognized a loss of $5 as a loss on sale of asset.

In July, 2003, the Company entered into three interest rate swaps with a combined notional value of $800. The swaps effectively convert 9.5% fixed rate debt into variable rate debt at LIBOR plus 5.48%. The swaps are accounted for as fair value hedges of the second priority U. S. dollar notes due 2011. At September 30, 2003, the swaps combined fair value of $22 was reported within other non-current liabilities in the Consolidated Balance Sheet.

H.	Restructuring

During the third quarter of 2003, the Company provided $3 for severance costs in connection with a reduction in force in the Americas.

During the first nine months of 2002, the Company provided $4 for severance costs in connection with the closing of three plants in Europe and the elimination of a metal closures operation, offset by a credit of $1 for the reversal of costs related to a restructuring charge provided during the fourth quarter of 2001.

The balance in the restructuring reserve represents contracts or agreements whereby payments are extended over time. This includes agreements with unions and governmental agencies related to employees as well as with landlords in lease arrangements. The balance of the restructuring reserve is included within “accounts payable and accrued liabilities” in the Consolidated Balance Sheets.

The components of the restructuring reserve and movements within these components during the first nine months of 2002 and 2003 were as follows:
	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2002	$ 8	$14	$22
Provision	3		3
Payments made	(7)	(4)	(11)
Foreign currency translation and other		(2)	(2)

Balance as of September 30, 2002	$ 4	$ 8	$12

Balance as of January 1, 2003	$ 9	$ 5	$14
Provision	3		3
Payments made	(5)	(2)	(7)

Balance as of September 30, 2003	$ 7	$ 3	$10

I.	Asset Impairments and Loss on Sale of Assets

The 2003 provision for asset impairments and loss on sale of assets included charges of $46 for asset impairments recorded in the Americas during the third quarter. The charges included $25 for the write-down of assets in Argentina due to continuing local economic issues and the resultant impact on the Company’s business; $7 to write-off obsolete beverage end assets in the U.S. due to the expansion of the use of the Company’s SuperEnd™ technology; and $14 to write-off redundant equipment in the U.S., primarily due to the consolidation of operations.

Crown Holdings, Inc.

During the first nine months of 2002, the Company completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, its 15% shareholding in Crown Nampak (Pty) Ltd. and its businesses in Central and East Africa for total net proceeds of $198. A loss of $27 was recognized in connection with these sales. The loss was primarily in Europe from the sale of the pharmaceutical packaging business. During the fourth quarter of 2002, Constar International Inc. (“Constar”), the Company’s wholly-owned subsidiary, completed its initial public offering.

The divested businesses other than Constar were not presented as discontinued operations because their sale was initiated prior to the initial application of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Constar was not presented as a discontinued operation because the Company retained a 10.5% ownership interest and accounts for its investment in Constar under the equity method of accounting.

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

During the nine months ended September 30, 2003, the Company received 32,000 new claims, settled or dismissed 13,000 claims for a total of $28 and had 78,000 claims outstanding at the end of the period. During the nine months ended September 30, 2002, the Company received 25,000 new claims, settled or dismissed 34,000 claims for a total of $50 and had 57,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of September 30, 2003, the Company’s accrual for pending and future asbestos-related claims was $210, a decrease of $53 since December 31, 2002 due to payments made during the first nine months of 2003. The 2003 payments included $22 for claims that were settled in previous years. The Company estimates that its probable and estimable asbestos liability for pending and future asbestos-related claims will range between $210 and $449. The accrual balance of $210 includes $104 for unasserted claims and $13 for committed settlements that will be paid over time.

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

Assumptions underlying the accrual and the estimated range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Pennsylvania asbestos legislation described below is expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims. The Company’s accrual includes estimates for probable costs for claims through the year 2012. The upper end of the Company’s estimated range of potential asbestos costs of $449 includes claims beyond that date.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s results of operations, financial position and cash flow.

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

In June 2003, the State of Texas enacted general tort reform legislation. The bill includes a provision that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor’s assets. Crown Cork estimates that pending claims in Texas currently constitute approximately one-third of total claims outstanding. For the near term, the Company does not anticipate that the new legislation will affect its current accrual for asbestos-related claims. On October 21, 2003, Crown Cork received a favorable ruling on its motion for summary judgment in three asbestos-related cases pending against it in the District Court of Harris County, Texas (in Re Asbestos Litigation (Claimants Represented by Mundy & Singly), No. 90-23333, District Court, Harris County, Texas). The plaintiffs opposed Crown Cork’s motion and the decision will be subject to appeal by the plaintiffs. The Company cautions that there can be no assurance regarding the ultimate effect of the legislation or related litigation on Crown Cork.

On July 10, 2003, the Senate Judiciary Committee approved a bill that would create a national trust fund to compensate people with asbestos-related diseases and limit the payments made by companies relating to asbestos-related liabilities. The bill has not yet been considered by the Senate or House of Representatives. There can be no assurance that this bill will be passed in its present form or at all and the Company is unable to predict the impact that any such legislation would have on Crown Cork. Due to this uncertainty, the Company has not considered the bill in evaluating the adequacy of the Company’s reserve for asbestos-related claims.

On March 18, 2003, the European Commission issued a Statement of Objections alleging that certain of the Company’s European subsidiaries engaged in commercial practices that violated European competition law. The Statement of Objections, which is understood to arise from an investigation of a complaint made by a competitor, alleges that certain food can contracts primarily in the United Kingdom and Ireland during the 1990’s infringed Article 82 of the EC Treaty (abuse of dominant position). The issuance of a Statement of Objections by the Commission is the initial step in formal proceedings. It does not constitute a decision on the merits. The Company filed a reply to the Statement of Objections and presented its defense at a formal hearing. It is not known when the Commission will issue a decision. If the Commission finds that the subsidiaries violated European competition law, the Commission has the authority to require the Company to modify its commercial practices and to levy fines. The Commission’s decision may be appealed to the European Court of First Instance. The Company believes that the allegations against it are without merit and intends to continue to defend its position vigorously. However, the matter is in its preliminary stages and the Company is unable to predict the ultimate outcome or its impact on the Company. The Company is also unable at this time to estimate the range of potential fines, which could be material to its results of operations, financial position and cash flow.

Crown Holdings, Inc.

The Company is also subject to various other lawsuits and claims with respect to matters such as governmental regulations and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position and cash flow of the Company.

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

At September 30, 2003, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. There has been no material change to these guarantees since December 31, 2002. The Company accrues for costs associated with such indemnifications when it is probable that a liability has been incurred and the amount can be reasonably estimated.

K.	Earnings Per Share

The following table summarizes the basic and diluted earnings / (loss) per share computations for the periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Earnings / (loss):
Income before cumulative effect of a change in accounting	$ 6	$ 71	$ 22	$ 81
Cumulative effect of a change in accounting				(1,014)

Net income / (loss)	$ 6	$ 71	$ 22	($ 933)

Average shares outstanding:
Basic	164.9	158.4	164.6	138.6
Add: dilutive stock options	1.3	.7	1.0	1.1

Diluted	166.2	159.1	165.6	139.7

Basic earnings / (loss) per share:
Before cumulative effect of a change in accounting	$.04	$.45	$.13	$ .58
Cumulative effect of a change in accounting				(7.32)

Net income / (loss)	$.04	$.45	$.13	($6.73)

Diluted earnings / (loss) per share:
Before cumulative effect of a change in accounting	$.04	$.45	$.13	$ .58
Cumulative effect of a change in accounting				(7.26)

Net income / (loss)	$.04	$.45	$.13	($6.68)

Crown Holdings, Inc.

Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003 were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 5.9 milion and 6.3 million, respectively. The computation for September 30, 2002 excluded 8.1 million and 7.9 million shares for the three and nine months then ended. These shares were excluded because the exercise prices of the then outstanding options were above the average market price for the related periods.

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

The interim segment information was as follows:

Three Months ended September 30,

2003	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$734	$1,023	$96		$1,853
Segment income / (loss)	43	116	16	($18)	157

2002

External sales	862	944	86		1,892
Segment income / (loss)	68	112	11	(27)	164

Nine Months ended September 30,

2003	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$2,061	$2,716	$262		$5,039
Segment income / (loss)	107	279	38	($62)	362

2002

External sales	2,520	2,480	248		5,248
Segment income / (loss)	187	270	29	(65)	421

The following table reconciles the Company’s consolidated segment income to income before income taxes, minority interests and cumulative effect of a change in accounting:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Consolidated segment income	$157	$164	$362	$421
Provision for asset impairments and loss on sale of assets	46	3	43	27
Loss / (gain) from early extinguishment of debt		(3)	9	(28)
Translation and exchange adjustments	(48)	6	(117)	24
Interest expense	100	84	280	263
Interest income	(2)	(2)	(7)	(7)

Income before income taxes, minority interests and cumulative effect of a change in accounting	$61	$76	$154	$142

Crown Holdings, Inc.

M.	Condensed Combining Financial Information

In connection with the Company’s refinancing as discussed in Note F, Crown European Holdings, a subsidiary of the Company, issued $2,116 of senior secured notes that are fully and unconditionally guaranteed by certain subsidiaries and Crown Holdings, Inc. The guarantors are wholly-owned by the Company and the guarantees are made on a joint and several basis. The guarantor column in the following financial statements includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivables securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland for the periods presented (including information for divested operations through the date of disposition). For additional historical financial information for these subsidiaries, see Note W to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following condensed combining financial statements:

• statements of operations and cash flows for the three and nine months ended September 30, 2003 and 2002, and
• balance sheets as of September 30, 2003 and December 31, 2002, and
• cash flows for the nine months ended September 30, 2003 and 2002 are presented on the following pages.

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$1,248	$605		$1,853

Cost of products sold, excluding
depreciation and amortization		($5)	1,051	483		1,529
Depreciation and amortization			58	26		84

Gross profit		5	139	96		240

Selling and administrative expense		1	60	19		80
Provision for restructuring			3			3
Provision for asset impairments and
(gain) / loss on sale of assets		(2)	19	29		46
Net interest expense		31	75	(8)		98
Technology royalty			(9)	9
Translation and exchange adjustments		(17)	(12)	(19)		(48)

Income / (loss) before income taxes
and minority interests		(8)	3	66		61
Provision for income taxes			17	28		45
Equity earnings	$6	75	19		($100)

Income before minority interests	6	67	5	38	(100)	16
Minority interests, net of equity earnings			1	(11)		(10)

Net income	$6	$67	$6	$27	($100)	$6

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$1,378	$514		$1,892

Cost of products sold, excluding
depreciation and amortization		($4)	1,143	407		1,546
Depreciation and amortization			72	28		100

Gross profit		4	163	79		246

Selling and administrative expense			68	13		81
Provision for restructuring			(1)	2		1
Provision for asset impairments and
(gain) / loss on sale of assets		32	(8)	(5)	($16)	3
Gain from early extinguishment of debt			(3)			(3)
Net interest expense		5	77			82
Technology royalty			(7)	7
Translation and exchange adjustments				6		6

Income / (loss) before income taxes
and minority interests		(33)	37	56	16	76
Provision for income taxes			(12)	15		3
Equity earnings	$71	35	22		(128)

Income before minority interests	71	2	71	41	(112)	73
Minority interests, net of equity earnings				(2)		(2)

Net income	$71	$2	$71	$39	($112)	$71

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$3,508	$1,531		$5,039

Cost of products sold, excluding
depreciation and amortization		($13)	2,981	1,217		4,185
Depreciation and amortization			172	75		247

Gross profit		13	355	239		607

Selling and administrative expense		1	189	52		242
Provision for restructuring			3			3
Provision for asset impairments and
(gain) / loss on sale of assets		(2)	(36)	41	$40	43
(Gain) / loss from early extinguishment of debt			15	(6)		9
Net interest expense		71	217	(15)		273
Technology royalty			(20)	20
Translation and exchange adjustments		(35)	(61)	(21)		(117)

Income / (loss) before income taxes
and minority interests		(22)	48	168	(40)	154
Provision for income taxes			40	44		84
Equity earnings	$22	194	35		(251)

Income before minority interests	22	172	43	124	(291)	70
Minority interests, net of equity earnings			(21)	(27)		(48)

Net income	$22	$172	$22	$97	($291)	$22

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net sales			$3,846	$1,402		$5,248

Cost of products sold, excluding
depreciation and amortization		($10)	3,198	1,118		4,306
Depreciation and amortization			210	75		285

Gross profit		10	438	209		657

Selling and administrative expense		(1)	187	47		233
Provision for restructuring				3		3
Provision for asset impairments and
(gain) / loss on sale of assets		32	14	(3)	($16)	27
Gain from early extinguishment of debt			(28)			(28)
Net interest expense		16	241	(1)		256
Technology royalty			(18)	18
Translation and exchange adjustments			1	23		24

Income / (loss) before income taxes, minority
interests and cumulative effect
of a change in accounting		(37)	41	122	16	142
Provision for income taxes			9	40		49
Equity earnings	$81	37	49		(167)

Income before minority interests and
cumulative effect of a change in accounting	81	0	81	82	(151)	93
Minority interests, net of equity earnings				(12)		(12)
Cumulative effect of a change in accounting	(1,014)	(894)	(1,014)	(231)	2,139	(1,014)

Net loss	($933)	($894)	($933)	($161)	$1,988	($933)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$5	$62	$220		$287
Receivables		10	390	676		1,076
Intercompany receivables			40	20	($60)
Inventories			554	304		858
Restricted cash		74	71			145
Prepaid expenses and other current assets		1	34	43		78

Total current assets		90	1,151	1,263	(60)	2,444

Long-term notes and receivables			15	8		23
Intercompany debt receivables		1,953	1,603	1,133	(4,689)
Investments			66	18		84
Investments in subsidiaries	$76	3,110	339		(3,525)
Goodwill			1,800	573		2,373
Property, plant and equipment, net		1	1,405	675		2,081
Other non-current assets		84	814	115		1,013

Total	$76	$5,238	$7,193	$3,785	($8,274)	$8,018

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$44	$34		$78
Current maturities of long-term debt		$3	73	96		172
Accounts payable and accrued liabilities		26	1,130	578		1,734
Intercompany payables			20	40	($60)
Income taxes payable		2	21	24		47

Total current liabilities		31	1,288	772	(60)	2,031

Long-term debt, excluding current maturities		2,215	1,582	225		4,022
Long-term intercompany debt		1,308	2,767	614	(4,689)
Postretirement and pension liabilities		1	956	11		968
Other non-current liabilities		21	524	186		731
Minority interests				190		190
Commitments and contingent liabilities

Shareholders’ equity	$76	1,662	76	1,787	(3,525)	76

Total	$76	$5,238	$7,193	$3,785	($8,274)	$8,018

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$1	$139	$223		$363
Receivables		4	278	500		782
Intercompany receivables			53	39	($92)
Inventories			518	261		779
Prepaid expenses and other current assets			64	36		100

Total current assets		5	1,052	1,059	(92)	2,024

Long-term notes and receivables			17	7		24
Intercompany debt receivables		6	589	1,080	(1,675)
Investments			89	22		111
Investments in subsidiaries	($87)	2,537	1,042		(3,492)
Goodwill			1,762	507		2,269
Property, plant and equipment, net			1,493	719		2,212
Other non-current assets			739	126		865

Total	($87)	$2,548	$6,783	$3,520	($5,259)	$7,505

Liabilities and shareholders’ equity / (deficit)
Current liabilities
Short-term debt			$23	$31		$54
Current maturities of long-term debt			399	213		612
Accounts payable and accrued liabilities		$7	1,069	465		1,541
Intercompany payables			39	53	($92)
Income taxes payable		2	41	20		63

Total current liabilities		9	1,571	782	(92)	2,270

Long-term debt, excluding current maturities			2,971	417		3,388
Long-term intercompany debt		271	809	595	(1,675)
Postretirement and pension liabilities		1	959	22		982
Other non-current liabilities			560	196		756
Minority interests				196		196
Commitments and contingent liabilities

Shareholders’ equity / (deficit)	($87)	2,267	(87)	1,312	(3,492)	(87)

Total	($87)	$2,548	$6,783	$3,520	($5,259)	$7,505

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2003
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($40)	($37)	$147		$70

Cash flows from investing activities
Capital expenditures			(62)	(20)		(82)
Proceeds from sale of property, plant and equipment			23	4		27
Change in restricted cash		(75)	(70)			(145)
Intercompany investing activities		(1,082)	1,128	34	($80)
Other, net		(4)		(5)		(9)

Net cash provided by / (used for) investing activities		(1,161)	1,019	13	(80)	(209)

Cash flows from financing activities

Proceeds from long-term debt		2,170	450	3		2,623
Payments of long-term debt			(485)	(345)		(830)
Net change in short-term debt		39	(1,635)	9		(1,587)
Net change in long-term intercompany balances		(918)	667	251
Debt issue costs		(86)	(51)			(137)
Dividends paid			(47)	(33)	80
Net payment from termination of cross-currency swaps			27	(35)		(8)
Common stock issued			2			2
Dividends paid to minority interests, net of contributions				(18)		(18)

Net cash provided by / (used for) financing activities		1,205	(1,072)	(168)	80	45

Effect of exchange rate changes on cash and cash equivalents			14	4		18

Net change in cash and cash equivalents		4	(76)	(4)		(76)

Cash and cash equivalents at beginning of period		1	139	223		363

Cash and cash equivalents at end of period	$0	$5	$63	$219	$0	$287

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2002
(in millions)

	Parent	Issuer	Guarantor	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($6)	$88	$137		$219

Cash flows from investing activities
Capital expenditures			(36)	(45)		(81)
Proceeds from sale of property, plant and equipment			11	1		12
Proceeds from sale of businesses			174	24		198
Intercompany investing activities		143	(3)	(49)	($91)
Other, net				(3)		(3)

Net cash provided by / (used for) investing activities		143	146	(72)	(91)	126

Cash flows from financing activities

Proceeds from long-term debt				75		75
Payments of long-term debt			(217)	(34)		(251)
Net change in short-term debt			(397)	27		(370)
Net change in long-term intercompany balances		(137)	281	(144)
Dividends paid			(4)	(87)	91
Common stock issued			2			2
Dividends paid to minority interests, net of contributions				(23)		(23)

Net cash provided by / (used for) financing activities		(137)	(335)	(186)	91	(567)

Effect of exchange rate changes on cash and cash equivalents				12		12

Net change in cash and cash equivalents			(101)	(109)		(210)

Cash and cash equivalents at beginning of period			168	288		456

Cash and cash equivalents at end of period	$0	$0	$67	$179	$0	$246

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary, has outstanding public debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations for the three and nine months ended September 30, 2003 and 2002, and
• balance sheets as of September 30, 2003 and December 31, 2002 and
• cash flows for the nine months ended September 30, 2003 and 2002 are presented on the following pages.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2003
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$1,853		$1,853

Cost of products sold, excluding depreciation
and amortization			1,529		1,529
Depreciation and amortization			84		84

Gross profit			240		240

Selling and administrative expense			80		80
Provision for restructuring			3		3
Provision for asset impairments and loss
on sale of assets			46		46
Net interest expense		$82	16		98
Translation and exchange adjustments			(48)		(48)

Income / (loss) before income taxes and minority interests		(82)	143		61
Provision for income taxes		7	38		45
Equity earnings	$6	95		($101)

Income before minority interests	6	6	105	(101)	16
Minority interests, net of equity earnings			(10)		(10)

Net income	$6	$6	$95	($101)	$6

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2002
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$1,892		$1,892

Cost of products sold, excluding depreciation
and amortization			1,546		1,546
Depreciation and amortization			100		100

Gross profit			246		246

Selling and administrative expense			81		81
Provision for restructuring			1		1
Provision for asset impairments and loss
on sale of assets			3		3
Gain from early extinguishment of debt		($3)			(3)
Net interest expense		77	5		82
Translation and exchange adjustments			6		6

Income / (loss) before income taxes and minority interests		(74)	150		76
Provision / (benefit) for income taxes		(44)	47		3
Equity earnings	$71	97		($168)

Income before minority interests	71	67	103	(168)	73
Minority interests, net of equity earnings		4	(6)		(2)

Net income	$71	$71	$97	($168)	$71

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2003
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$5,039		$5,039

Cost of products sold, excluding depreciation
and amortization			4,185		4,185
Depreciation and amortization			247		247

Gross profit			607		607

Selling and administrative expense			242		242
Provision for restructuring			3		3
Provision for asset impairments and (gain) / loss
on sale of assets		($156)	43	$156	43
Loss / (gain) from early extinguishment of debt		15	(6)		9
Net interest expense		230	43		273
Translation and exchange adjustments			(117)		(117)

Income / (loss) before income taxes and minority interests		(89)	399	(156)	154
Provision / (benefit) for income taxes		(42)	126		84
Equity earnings	$22	91		(113)

Income before minority interests	22	44	273	(269)	70
Minority interests, net of equity earnings		(22)	(26)		(48)

Net income	$22	$22	$247	($269)	$22

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2002
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net sales			$5,248		$5,248

Cost of products sold, excluding depreciation
and amortization			4,306		4,306
Depreciation and amortization			285		285

Gross profit			657		657

Selling and administrative expense			233		233
Provision for restructuring			3		3
Provision for asset impairments and loss
on sale of assets			27		27
Gain from early extinguishment of debt		($28)			(28)
Net interest expense		238	18		256
Translation and exchange adjustments			24		24

Income / (loss) before income taxes, minority interests
and cumulative effect of a change in accounting		(210)	352		142
Provision / (benefit) for income taxes		(85)	134		49
Equity earnings	$81	202		($283)

Income before minority interests and cumulative effect
of a change in accounting	81	77	218	(283)	93
Minority interests, net of equity earnings		4	(16)		(12)
Cumulative effect of a change in accounting	(1,014)	(1,014)	(1,014)	2,028	(1,014)

Net loss	($933)	($933)	($812)	$1,745	($933)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2003
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$287		$287
Receivables			1,076		1,076
Inventories			858		858
Restricted cash			145		145
Prepaid expenses and other current assets			78		78

Total current assets			2,444		2,444

Long-term notes and receivables			23		23
Intercompany debt receivables			3,167	($3,167)
Investments	$76	$4,288	37	(4,317)	84
Goodwill			2,373		2,373
Property, plant and equipment, net			2,081		2,081
Other non-current assets		7	1,006		1,013

Total	$76	$4,295	$11,131	($7,484)	$8,018

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$78		$78
Current maturities of long-term debt			172		172
Accounts payable and accrued liabilities		$91	1,643		1,734
Income taxes payable			47		47

Total current liabilities		91	1,940		2,031

Long-term debt, excluding current maturities		821	3,201		4,022
Long-term intercompany debt		3,167		($3,167)
Postretirement and pension liabilities			968		968
Other non-current liabilities		140	591		731
Minority interests			190		190
Commitments and contingent liabilities
Shareholders’ equity	$76	76	4,241	(4,317)	76

Total	$76	$4,295	$11,131	($7,484)	$8,018

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2003
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($229)	$299		$70

Cash flows from investing activities
Capital expenditures			(82)		(82)
Proceeds from sale of property, plant and equipment			27		27
Change in restricted cash			(145)		(145)
Intercompany investing activities	($2)	850	(877)	$29
Other, net			(9)		(9)

Net cash provided by / (used for) investing activities	(2)	850	(1,086)	29	(209)

Cash flows from financing activities
Proceeds from long-term debt			2,623		2,623
Payments of long-term debt		(265)	(565)		(830)
Net change in short-term debt		(1,576)	(11)		(1,587)
Net change in long-term intercompany balances		1,193	(1,193)
Debt issue costs			(137)		(137)
Net payment from termination of cross-currency swaps			(8)		(8)
Common stock issued	2	27	2	(29)	2
Dividends paid to minority interests, net of contributions			(18)		(18)

Net cash provided by / (used for) financing activities	2	(621)	693	(29)	45

Effect of exchange rate changes on cash and cash equivalents			18		18

Net change in cash and cash equivalents			(76)		(76)

Cash and cash equivalents at beginning of period			363		363

Cash and cash equivalents at end of period	$0	$0	$287	$0	$287

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2002
(in millions)

	Parent	Issuer	Non Guarantor	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($212)	$431		($219)

Cash flows from investing activities
Capital expenditures			(81)		(81)
Proceeds from sale of property, plant and equipment			12		12
Proceeds from sale of businesses			198		198
Intercompany investing activities	($2)	(108)	72	$38
Other, net			(3)		(3)

Net cash provided by / (used for) investing activities	(2)	(108)	198	38	126

Cash flows from financing activities
Proceeds from long-term debt			75		75
Payments of long-term debt		(212)	(39)		(251)
Net change in short-term debt		49	(419)		(370)
Net change in long-term intercompany balances		447	(447)
Common stock issued	2	36	2	(38)	2
Dividends paid to minority interests, net of contributions			(23)		(23)

Net cash provided by / (used for) financing activities	2	320	(851)	(38)	(567)

Effect of exchange rate changes on cash and cash equivalents			12		12

Net change in cash and cash equivalents			(210)		(210)

Cash and cash equivalents at beginning of period			456		456

Cash and cash equivalents at end of period	$0	$0	$246	$0	$246

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and nine months ended September 30, 2003, compared to the corresponding periods in 2002 and the changes in financial condition and liquidity from December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, along with the consolidated financial statements and related notes included in and referred to within this report.

Results of Operations

Net Sales

Net sales in the third quarter of $1,853 were $39 or 2.1% below the prior year period due to divested operations, which accounted for $195 of net sales in the third quarter of 2002, partially offset by net favorable foreign currency translation of $123 due to the continued weakness of the U.S. dollar. Net sales in the first nine months of 2003 of $5,039 were $209 or 4.0% below the prior year period sales of $5,248 primarily due to divested operations, which accounted for $595 of net sales during the nine months ended September 30, 2002, partially offset by net favorable foreign currency translation of $381. Sales from U.S. operations accounted for approximately 30% and 31% of consolidated net sales in the third quarter and first nine months of 2003 compared to 35% and 38% for the same periods in 2002. The decrease in U.S. sales as a percentage of consolidated net sales was primarily due to the impact of divested operations. Sales of beverage cans and ends accounted for approximately 37% of consolidated net sales in the third quarter and first nine months of 2003 compared to 33% and 34% for the same periods in 2002; and sales of food cans and ends accounted for approximately 34% and 32% of consolidated net sales in the third quarter and first nine months of 2003 compared to 31% and 28% for the same periods in 2002. The increase in beverage and food cans and ends as a percentage of consolidated net sales was primarily due to the impact of divested operations.

An analysis of comparative net sales by segment follows:

	Net Sales				Percentage Change

	Third Quarter		Nine Months		Third		Nine
	2003	2002	2003	2002	Quarter		Months

Segment:

Americas	$ 734	$ 862	$2,061	$2,520	(14.8%	)	(18.2%	)
Europe	1,023	944	2,716	2,480	8.4%		9.5%
Asia-Pacific	96	86	262	248	11.6%		5.6%

	$1,853	$1,892	$5,039	$5,248	(2.1%	)	(4.0%	)

Net sales in the Americas decreased $128 in the third quarter of 2003 compared to 2002 primarily due to divested operations which accounted for $145 of net sales during the same period in 2002, offset by favorable foreign currency translation of $13. Net sales for the nine months decreased $459 primarily due to divested operations which accounted for $430 of net sales in 2002 and a decline in pricing and volumes in U.S. food can operations.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net sales in Europe increased $79 in the third quarter of 2003 compared to 2002 primarily due to favorable foreign currency translation of $110, partially offset by divested operations which accounted for $50 of net sales during the same period in 2002. Net sales for the nine months increased $236 primarily due to favorable foreign currency translation of $376, partially offset by divested operations which accounted for $165 of net sales in 2002.

Net sales for Asia-Pacific increased $10 in the third quarter and $14 for the nine months primarily due to higher beverage can volumes in China and Southeast Asia.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,529 and $4,185, decreases of $17 and $121, for the three and nine months ended September 30, 2003 compared to the same periods in 2002. As a percentage of net sales, cost of products sold was 82.5% and 83.1% for the three and nine months ended September 30, 2003 compared to 81.7% and 82.1% for the same periods in 2002. The increase as a percentage of net sales in 2003 was primarily due to increased pension expense.

Depreciation and Amortization

Depreciation and amortization was $84 and $247 for the three and nine months ended September 30, 2003, decreases of $16, or 16.0%, and $38, or 13.3%, from amounts for the prior year periods. The decreases were primarily due to divested operations which accounted for $16 and $43 for the three and nine months of 2002, partially offset by the impact of foreign currency translation.

Selling and Administrative Expense

Selling and administrative expense was $80 in the third quarter of 2003, a decrease of $1 or 1.3% from the prior year amount of $81. The decrease in 2003 was primarily due to divested operations which accounted for $6 of expenses in 2002, partially offset by foreign currency translation. As a percentage of net sales, selling and administrative expense was 4.3% in the third quarter of both years.

Selling and administrative expense was $242 for the nine months ended September 30, 2003 compared to $233 for the nine months ended September 30, 2002. The increase in 2003 was primarily due to foreign currency translation, partially offset by divested operations which accounted for $19 of expenses in 2002. As a percentage of net sales, selling and administrative expense was 4.8% for the nine months ended September 30, 2003 compared to 4.4% for the same period in 2002.

Provision for Restructuring

During the third quarter of 2003, the Company provided $3 for severance costs in connection with a reduction in force in the Americas.

During the first nine months of 2002, the Company provided $4 for severance costs in connection with the closing of three plants in Europe and the elimination of a metal closures operation, offset by a credit of $1 for the reversal of costs related to a restructuring charge provided during the fourth quarter of 2001.

Additional details about restructuring activities during the nine months ended September 30, 2003 are provided in Note H to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Segment Income

Note L to the consolidated financial statements provides a reconciliation of consolidated segment income (net sales less cost of products sold, depreciation and amortization, selling and administrative expense and provision for restructuring) to income before income taxes, minority interests and cumulative effect of a change in accounting.

Consolidated segment income was $157 and $362 for the quarter and nine months ended September 30, 2003 compared to $164 and $421 for the same periods in 2002. As a percentage of consolidated net sales, segment income for 2003 was 8.5% and 7.2% for the quarter and nine months compared to 8.7% and 8.0% for the same periods in 2002.

An analysis of segment income follows:

	Segment Income				Percentage Change

	Third Quarter		Nine Months		Third		Nine
	2003	2002	2003	2002	Quarter		Months

Segment:

Americas	$ 43	$ 68	$107	$187	(36.8%	)	(42.8%	)
Europe	116	112	279	270	3.6%		3.3%
Asia-Pacific	16	11	38	29	45.5%		31.0%
Corporate	(18)	(27)	(62)	(65)	33.3%		4.6%

	$157	$164	$362	$421	(4.3%	)	(14.0%	)

Americas segment income, as a percentage of net sales, was 5.9% and 5.2% in the third quarter and first nine months of 2003 compared to 7.9% and 7.4% for the same periods in 2002. The decrease in margins was primarily due to increases of $6 and $16 in pension expense for the quarter and nine months, and a decline in pricing and volumes in U.S. food can operations. In addition to increased pension expense, segment income was also impacted by the 2002 divestiture of Constar.

Segment income for Europe, as a percentage of net sales, was 11.3% and 10.3% in the third quarter and first nine months of 2003 compared to 11.9% and 10.9% for the same periods in 2002. The decrease in margin was primarily due to increased pension expense of $10 and $30 for the quarter and nine months.

Asia-Pacific segment income was $16 and $38, or 16.7% and 14.5% of net sales for the third quarter and first nine months of 2003 compared to $11 and $29, or 12.8% and 11.7% of net sales for the same periods in 2002. The improvement was primarily due to increased volumes for beverage cans throughout the region.

Provision for Asset Impairments and Loss on Sale of Assets

The 2003 provision for asset impairments and loss on sale of assets included charges of $46 for asset impairments recorded in the Americas during the third quarter. The charges included $25 for the write-down of assets in Argentina due to continuing local economic issues and the resultant impact on the Company’s business; $7 to write-off obsolete beverage end assets in the U.S. due to the expansion of the use of the Company’s SuperEnd™ technology; and $14 to write-off redundant equipment in the U.S., primarily due to the consolidation of operations.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

During the first nine months of 2002, the Company completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, its 15% shareholding in Crown Nampak (Pty) Ltd. and its businesses in Central and East Africa for total net proceeds of $198. A loss of $27 was recognized in connection with these sales. The loss was primarily in Europe from the sale of the pharmaceutical packaging business. During the fourth quarter of 2002, Constar International Inc. (“Constar”), the Company’s wholly-owned subsidiary, completed its initial public offering.

(Gain) / Loss from Early Extinguishment of Debt

During the first nine months of 2003, the Company repurchased or retired $812 of unsecured notes. The Company also exchanged 5.4 million shares of its common stock for debt with a face value of $43 in privately negotiated debt-for-equity exchanges. In connection with the repurchases and exchanges and the write-off of unamortized financing fees and expenses from its previous credit facility, the Company recognized a pretax loss of $9 from the early extinguishment of debt for the nine months ended September 30, 2003.

During the first nine months of 2002, the Company exchanged 33.4 million shares of its common stock with a market value of $250 for debt with face value of $271 and accrued interest of $7. In connection with the exchanges, the Company recorded a pretax gain of $28 from the early extinguishment of debt.

Net Interest Expense

Net interest expense increased $16 and $17 for the three and nine months ended September 30, 2003 versus the same periods in 2002, primarily due to higher interest rates in Europe resulting from the Company’s refinancing, partially offset by lower average debt outstanding. The lower average debt outstanding primarily reflects the Company’s reduction of its working capital, repayment of debt with proceeds from sales of businesses in 2002 and the extinguishment of debt through debt-for-equity exchanges.

Translation and Exchange Adjustments

The results for the nine months ended September 30, 2003 included net foreign exchange gains of $117 compared to net losses of $24 for the same period in 2002. The gains in 2003 were primarily due to a gain of $111 on the favorable translation of net U.S. dollar-denominated debt in Europe. A majority of the newly issued debt from the Company’s recent refinancing is in U.S. dollars and was issued by the Company’s European subsidiaries. As a result, the Company now has significant U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings. The losses in 2002 were due to currency devaluations in Argentina, Colombia and Brazil.

Taxes on Income

The effective tax rates for the third quarter and first nine months of 2003 were 73.8% and 54.5%, respectively. The high effective rates were primarily due to U.S. losses where the benefit was fully reserved by an increase in the valuation allowance. In addition, a valuation allowance was established for a tax asset of $8 created from the third quarter 2003 asset impairment charge in Argentina.

The effective tax rate for the third quarter of 2002 was 3.9%. The low effective tax rate was primarily due to a tax credit of $24 from the carryback of previous U.S. tax losses. The effective tax rate for the nine months ended September 30, 2002 was 34.5%. In addition to the credit of $24, the tax expense included a charge of $8 related to a pre-tax loss on asset disposals of $27, primarily due to the non-deductible write-off of goodwill, and a charge of $20 to increase the valuation allowance for U.S. tax losses created in 2002.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $8 and $36 for the three and nine months ended September 30, 2003 compared to the same periods in 2002. The increase in the quarter was primarily due to increased profits in the Company’s joint venture beverage can operations in China. The increase for the nine months was primarily due to equity losses from the Company’s investment in Constar International Inc. and the minority share of increased profits in China. The Company’s share of Constar’s losses included $22 during the second quarter of 2003 due to a goodwill impairment charge recorded by Constar.

Liquidity and Capital Resources

Operating Activities

Cash of $70 was provided by operations in the first nine months of 2003 versus $219 during the same period in 2002. The decrease was primarily due to less cash generated from working capital reduction initiatives in 2003, lower securitization of receivables, and $43 of increased pension plan contributions. Cash flow from operations included $55 and $85 from the Company’s receivables securitization program during the first nine months of 2003 and 2002, respectively. As of September 30, 2003, receivables securitized were $160. The current securitization program is scheduled to expire on December 8, 2003. The Company is in negotiations to amend and extend the program for an additional three years. There can be no assurance that the Company will be able to complete an amendment to the existing program on a timely basis or on favorable terms.

Investing Activities

Investing activities used cash of $209 during the first nine months of 2003 compared to cash provided of $126 in the prior year period. The reduction in cash from investing activities was primarily due to the $198 of proceeds received in 2002 from divestitures, and the restricted cash balances of $145 established in 2003 in connection with the refinancing.

During the second quarter of 2003, a wholly-owned subsidiary of the Company commenced a tender offer to purchase the minority-owned shares of Hellas Can Packaging Manufacturers (“Hellas”), a majority-owned subsidiary, for € 5.50 per share or € 36 in total. The minimum conditions of the tender offer were not met and the offer expired in September 2003. After the expiration of the offer, the subsidiary purchased approximately 10% of the minority-owned shares for $4 through market purchases, and now owns approximately 75% of Hellas.

Financing Activities

Financing activities provided cash of $51 during the first nine months of 2003, compared to cash used of $567 during the same period in 2002. The increase in cash from financing activities was primarily due to increased borrowings in 2003. The increased borrowings in 2003 compared to 2002 were due to lower cash from working capital in 2003, the funding of the restricted cash balances of $145 in 2003, the decrease in 2003 of $198 in proceeds from the sale of businesses, and the $93 of lower cash available at the beginning of 2003 compared to 2002.

Refinancing

On February 26, 2003, Crown Cork & Seal Company, Inc. completed a refinancing and formed Crown Holdings, Inc. as a new public holding company, as discussed in Note A to the consolidated financial statements.

To better match cash flows with debt service requirements and use available collateral, a majority of the newly issued debt was placed in the Company’s European subsidiaries.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The proceeds from the refinancing consisted of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011,
€ 285 ($306 equivalent as of February 26, 2003) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, and $504 of first priority term loans due in 2008 (which are accelerated to 2006 in the event that Crown’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006) and a new $550 first priority revolving credit facility due in 2006. The first priority term loans consist of a $450 loan and a € 50 loan ($54 equivalent at February 26, 2003).

The proceeds of $2,620 from the senior secured notes and term loans, and $198 of borrowings under the new $550 credit facility, were used to repay the previous credit facility, to repurchase outstanding unsecured notes, and to pay fees and expenses associated with the refinancing. The remaining proceeds were placed in restricted cash accounts as collateral for the senior secured notes, the term loans and the revolving credit facility, and may only be used to repurchase or retire certain existing unsecured notes. As of September 30, 2003 the remaining balance of $145 in the collateral accounts was reported as restricted cash in the Consolidated Balance Sheet. The Company expects to use the remaining restricted cash balance to repay the remaining notes due in 2003.

During the first nine months of 2003, the Company repurchased or retired $812 of unsecured notes. The Company also exchanged 5.4 million of its common stock for debt with a face value of $43 in privately negotiated debt-for-equity exchanges. In order to reduce leverage and future cash interest payments, the Company may from time to time exchange shares of its common stock for the Company’s outstanding notes and debentures. The Company will evaluate any such transactions in light of then existing market conditions and may determine not to pursue such transactions.

The interest rates on the new borrowings are higher than the rates on the debt that was repaid and will result in higher interest costs in the future.

In July 2003, the Company refinanced the $450 first priority term loan with the proceeds from a new first priority term loan on substantially the same terms except that the new term loan bears interest at LIBOR plus 3.00%, compared to LIBOR plus 4.25% for the refinanced term loan, and includes a prepayment premium of 1.00% if the new term loan is paid back in full within one year.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The following table summarizes the changes in long-term debt, including the current portion, for the nine months ended September 30, 2003.

December 31,			Debt-for-Equity	Translation /	September 30,
2002	Borrowings	Repayments	Exchanges	Other	2003
Long-term debt

Old credit facility borrowings	$1,676		($1,676)
New credit facility borrowings due 2006		$79				$79	(1)

Credit facilities	1,676	79	(1,676)			79

Private placements due 2005	76		(70)	($ 6)

Senior notes and debentures:
6.75% due 2003	588		(433)	(15)	$ 5	145	(2)
8.38% due 2005	208		(70)	(16)		122
7.00% due 2006	300		(25)	(6)		269
8.00% due 2023	200					200
7.38% due 2026	350					350
7.50% due 2096	150					150

6.00% euro bond due 2004	314		(214)		25	125

Senior secured notes:
Second priority U.S. dollar due 2011		1,085				1,085
Second priority euro due 2011		306			26	332
Third priority U.S. dollar due 2013		725				725

U.S. term loan due 2008 (3)		450				450
Euro term loan due 2008 (3)		54			4	58
Other indebtedness	138	3	(18)		(19)	104

Other long-term debt	2,324	2,623	(830)	(43)	41	4,115

Total	$4,000	$2,702	($2,506)	($43)	$41	$4,194

(1)	As of September 30, 2003, the Company had $368 of borrowing capacity available under the credit facility (equal to the total facility of $550, less $79 of direct borrowings and $103 of standby letters of credit).

(2)	Expected to be paid with the cash of $145 in the restricted cash accounts.

(3)	Payable in annual installments of 5.0% beginning January 2004 with a final payment in 2008 (which is accelerated to September 2006 in the event that the Company’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006).

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note J to the consolidated financial statements, which information is incorporated herein by reference.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Recent Accounting Pronouncements

In October 2003, the FASB deferred the effective date for applying certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” in order to address a number of interpretation and implementation issues related to the consolidation of variable interest entities created before February 1, 2003. The expected effective date for the Company is December 31, 2003. The Company intends to review the amended interpretation upon its release to determine what impact, if any, it might have on the Company’s financial statements.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated by reference herein, describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first nine months of 2003.

Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including in the “Refinancing” section and in the discussions of debt in Note F, and asbestos and other matters in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.”

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

With the Company’s recent refinancing, the Company’s financial instrument portfolio and its market risk exposures have changed significantly from those reported in the Company’s balance sheet at December 31, 2002. A majority of the newly issued debt is in U.S. dollars and has been issued by the Company’s European subsidiaries. As a result, the Company now has significant U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings. Foreign exchange adjustments from the local remeasurement of U.S. dollar debt are offset in shareholders’ equity by related translation adjustments. The Company believes that the cost of hedging this exposure would be a substantial cash cost and would reduce funds available to delever the Company. Therefore, the Company at this time does not intend to hedge this exposure. The Company intends to review its exposure from time to time, including reassessing the potential costs and benefits of any available hedging arrangements. As of September 30, 2003, the Company had approximately $1,475 of net U.S. dollar-denominated liability exposure in its European subsidiaries, including approximately $1,000 in subsidiaries with the euro as their functional currency and approximately $475 in subsidiaries with the pound sterling as their functional currency. Based on the exposure at September 30, 2003, a one percent change in the U.S. dollar exchange rate against these currencies would create an exchange gain or loss of approximately $15 before tax. Further discussion of the potential impact on earnings and financial condition from the recent refinancing is provided in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within “Results of Operations” under the “Net Interest Expense” and “Translation and Exchange Adjustments” sections and within “Liquidity and Capital Resources” under the “Refinancing” section of this Quarterly Report on Form 10-Q for the quarter ended September, 2003.

In April 2003, the Company terminated a sterling cross-currency swap with a notional value of $200 and an original maturity date of December 2003, and received its fair value of $13. In September 2003, the Company terminated a euro cross-currency swap with a notional value of $200 and an original maturity date of December 2003, and paid its fair value of $35. Also in September 2003, the Company received $14 from the termination of a sterling cross-currency swap with a notional value of $300 and an original maturity date of December 2006, and recognized a loss of $5 as a loss on sale of asset.

In July 2003, the Company entered into three interest rate swaps with a combined notional value of $800. The swaps effectively convert 9.5% fixed rate debt into variable rate debt at LIBOR plus 5.48%. The swaps are accounted for as fair value hedges of the second priority U.S. dollar notes due 2011. At September 30, 2003, the swaps combined fair value of $22 was reported within other non-current liabilities in the Consolidated Balance Sheet. The swaps subject the Company to exposure to future changes in interest rates.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company’s potential asbestos-related liabilities, see Note J entitled “Commitments and Contingent Liabilities” to the consolidated financial statements within Item 1 on pages 11 through 13 of this Quarterly Report on Form 10-Q, which information is incorporated by reference.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	4.	Amendment No. 2, dated as of July 31, 2003 to the Credit Agreement dated as of February 26, 2003 among Crown Holdings, Inc., Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, the Subsidiary Borrowers referred to therein, the Lenders referred to therein and Citicorp North America, Inc. as Administrative Agent and Citibank International plc as U.K. Administrative Agent.

	31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc.and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

b)	Reports on Form 8-K

On July 17, 2003, Crown Holdings, Inc. furnished a Current Report on Form 8-K pursuant to Item 12, Results of Operations and Financial Condition, attaching its press release dated July 16, 2003 announcing its results for the second quarter ended June 30, 2003.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  November 7, 2003