Form 10-K
period 2003-12-31
CROWN HOLDINGS INC
filed 2004-03-12
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 0-50189
Crown Holdings, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 215-698-5100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
Guarantees of 7% Notes Due 2006	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange

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

Yes  X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

As of June 30, 2003, 164,922,827 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $1,177,548,985 based on the New York Stock Exchange closing price for such shares on that date.

As of March 5, 2004, 165,105,987 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Notice of Annual Meeting and Proxy Statement dated March 19, 2004 is incorporated by Reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K Annual Report.

Crown Holdings, Inc.

Crown Holdings, Inc.

2003 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.     BUSINESS

GENERAL

Crown Holdings, Inc. (the “Company” or the “Registrant”) is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and a wide variety of metal and plastic caps, closures and dispensing systems. At December 31, 2003, the Company operated 186 plants along with sales and service facilities throughout 42 countries and had approximately 27,500 employees. Consolidated net sales in 2003 were $6.6 billion with 70% of 2003 net sales derived from operations outside the United States, of which 77% of these non-U.S. revenues were derived from operations in the European operating segment. In connection with debt refinancing and a corporate reorganization in 2003, Crown Cork & Seal Company, Inc., a Pennsylvania corporation founded in 1892 (“Crown Cork”), formed the Company as a new public holding company. Crown Cork is now a wholly-owned subsidiary of the Company. The Company is a Pennsylvania corporation.

OPERATING SEGMENTS

The Company’s business is organized on the basis of geographic regions with three reportable segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada and Central and South America. Europe includes Europe, Africa and the Middle East. Asia-Pacific includes China and Southeast Asia.

Financial information concerning the Company’s operations in its three operating segments, Americas, Europe and Asia-Pacific, and within selected geographic areas is set forth in Part II herein under Net Sales and under Segment Income within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and within Item 8 herein under Note W to the consolidated financial statements, which information is incorporated herein by reference.

AMERICAS

The Americas operating segment manufactures beverage, food and aerosol cans, specialty packaging, metal closures and caps, plastic closures and health and beauty care packaging. At December 31, 2003, the Americas operated 70 plants and had approximately 8,100 employees. During 2002, the Company divested its U.S. fragrance pumps business and sold 89.5% of its interest in Constar International Inc. in an intial public offering. These divested operations accounted for $499 million of segment net sales in 2002 and $608 million of segment net sales in 2001. Prior to disposal, the divested operations included 15 plants and had approximately 2,000 employees. There were also additional divestitures in 2002 and at the end of 2001 which accounted for $22 million of net sales in 2001. Sales from these additional operations were not material in 2002.

For 2003, the Americas had net sales of $2.7 billion (41% of consolidated net sales) and segment income of $135 million. Approximately 74% of segment net sales were derived from within the United States. Approximately 76% of segment net sales were for beverage and food cans and ends compared to approximately 65% in 2002, which included sales of the divested operations.

EUROPE

The European operating segment, which includes the Middle East and Africa, manufactures beverage, food and aerosol cans, specialty packaging, metal closures and caps, high density polyethylene (“HDPE”) containers, plastic closures, health and beauty care packaging and canmaking equipment. At December 31, 2003, the segment operated 99 plants and had approximately 16,800 employees. During 2002, the Company divested its European pharmaceutical packaging business, its operations in Central and East Africa and its Constar beverage plastics business. These divested operations accounted for $175 million of segment net sales in 2002 and $274 million in 2001, included 13 plants and had approximately 2,000 employees at December 31, 2001.

Crown Holdings, Inc.

For 2003, Europe had net sales of $3.6 billion (54% of consolidated net sales) and segment income of $310 million. Net sales in the United Kingdom of $839 million and France of $743 million represented 24% and 21%, respectively, of segment net sales. Sales in 2003 for food and beverage cans and ends accounted for 61% of segment net sales compared to 58% in 2002, which included net sales of divested operations.

ASIA-PACIFIC

The Asia-Pacific operating segment manufactures beverage, food and aerosol cans, plastic closures and metal caps. At December 31, 2003, the segment operated 17 plants and had approximately 2,200 employees. Asia-Pacific had net sales in 2003 of $356 million (5% of consolidated net sales) and segment income of $53 million.

PRODUCTS

Beverage Cans

The Company supplies beverage cans and other packaging products to a wide variety of beverage and beer companies, including Anheuser-Busch, Cadbury Schweppes, Coca-Cola, Cott Beverages, Heineken, Interbrew, Pepsi-Cola and Scottish Courage. Sales of beverage cans in 2003 were $2.4 billion.

The beverage market is dynamic and highly competitive, with each packaging manufacturer striving to satisfy consumers’ ever changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled it to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends, plastic closures and metal bottle caps. Recent innovations include the SuperEnd™ beverage can end and shaped beverage cans.

Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and has in the past retrofitted its excess capacity to produce two-piece steel food cans. Further, the Company is continuing its efforts to reduce can and end diameter, lighten its cans, reduce non-metal costs and restructure production processes.

Food Cans

The Company manufactures a variety of food cans, including two-and three-piece cans in numerous shapes and sizes, and sells food cans to food marketers such as Bonduelle, Heinz, Mars, Menu Foods, Nestlé and Premier Foods. Sales of food cans in 2003 were $2.1 billion.

Technologies used to produce these cans include three-piece welded, two-piece drawn and wall-ironed, and two-piece drawn and redrawn. In 2002, the Company began production of its “easy-open low energy” food end (“EOLE”™) in North America, a technological innovation developed by the Company in Europe. The Company’s commitment to innovation has led to developments in packaging materials, surface finishes, can shaping, lithography, sealing and opening techniques and environmental performance.

The Company manufactures conventional and easy-open ends for a variety of heat-processed and dry food products including fruits and vegetables, meat and seafood, soups, ready-made meals, infant formula, coffee and pet food. In addition, the Company supplies a range of coil shearing, specialty coating, advanced printing and decoration services.

Aerosol Cans

The Company’s customers for aerosol cans include manufacturers of personal care, food, household and industrial products, including CCL Industries, Colgate Palmolive, Gillette, S.C. Johnson and Unilever. The aerosol can business, while highly competitive, is marked by its high value-added service to customers. Such value-added services include, among others, the ability to manufacture multiple sizes, and design customer labels and multiple color schemes.

Crown Holdings, Inc.

Plastic Closures

The Company offers a variety of choices in plastic closures for the beverage (including soft drinks, mineral water and wines and spirits), food (wet and dry), health and beauty care, household and industrial markets. The Company manufactures plastic closures for consumer products marketers such as Coca-Cola, Colgate Palmolive, Danone, Diageo, Nestlé, Pepsi-Cola, Procter & Gamble, Revlon, UDV and Unilever.

Specialty Packaging

The Company’s specialty packaging business is located primarily in Europe and serves many major European and multinational companies. The Company produces a wide variety of specialty containers, with numerous lid and closure variations. The Company’s specialty packaging customers include Altria Group (Kraft Foods), Akzo Nobel, Bristol-Meyers, Nestlé, Teisseire and United Biscuits.

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

Metal Closures

The Company offers a wide variety of metal closures and sealing equipment solutions to leading marketers such as Abbott Laboratories, H. J. Heinz, Nestlé, Novartis and Unilever from a network of metal closure plants around the world. The Company supplies total packaging solutions, including closures, capping systems and services while working closely with customers, retailers and glass manufacturers to develop innovative closure solutions and meet customer requirements.

The Company strives to continuously improve its metal closure design and printing technology to better support customers’ marketing programs and promotional activities. The Company offers expertise in closure design and decoration, ranging from high quality printing of the closure in up to nine colors, to inside-the-cap printing, which offers customers new promotional possibilities.

Health and Beauty Care

The Company produces fragrance closures and packaging for lipsticks and eyecare products for the world’s leading cosmetics and beauty care companies. As a global, single-source packaging partner, the Company strives to use innovative design and engineering coupled with advanced manufacturing and decorating capabilities to meet the high quality standards and the demanding deadlines of its global customers. The Company’s health and beauty customers include Avon, Estée Lauder, L’Oreal, Procter & Gamble and Revlon.

SALES AND DISTRIBUTION

Global marketers continue to demand the consolidation of their supplier base under long-term arrangements and qualify those suppliers on the basis of their ability to provide global service to create innovative designs and technologies in a cost-effective manner.

With its global reach, the Company markets and sells products to customers through its own sales and marketing staff located within each operating segment. Regional sales personnel support the segments’ sales staffs. Contracts with global suppliers are centrally negotiated, although products are ordered through and distributed directly by each plant. Facilities are generally located in proximity to their respective major customers. The Company maintains contact with customers in order to develop new business and to extend the terms of its existing contracts.

Crown Holdings, Inc.

Many customers provide the Company with quarterly or annual estimates of product requirements along with related quantities pursuant to which periodic commitments are given. Such estimates assist the Company in managing production and controlling working capital levels. The Company schedules its production to meet customer requirements. Because the production time for the Company’s products is short, any backlog of customer orders in relation to overall sales is immaterial.

COMPETITION

Most of the Company’s products are sold in highly competitive markets, primarily based on price, quality, service, and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers who manufacture containers for their own use and for sale to others. The Company’s multinational competitors include, but are not limited to, Alcoa Inc., AptarGroup Inc., Ball Corporation, BWAY Corporation, Impress Holdings B.V., Metal Container Corporation, Owens-Illinois Inc., Rexam Plc, Silgan Holdings Inc., and U.S. Can Corporation.

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged products in the world. Consolidation trends among beverage and food marketers has led to a concentrated customer base. The Company’s top ten global customers represented approximately 22% of its 2003 net sales.

In each of the years in the period 2001 through 2003, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment. Major customers include those listed above under the Products discussion. In addition to sales to Coke and Pepsi, the Company also supplies independent licensees of Coke and Pepsi.

RESEARCH AND DEVELOPMENT

The Company’s principal Research, Development & Engineering (RD&E) centers are located in Alsip, Illinois and Wantage, England. The Company uses its RD&E capabilities to (i) promote development of value-added packaging systems, (ii) design cost-efficient manufacturing systems and materials that also provide continuous quality improvement, (iii) support technical needs in customer and vendor relationships, and (iv) provide engineering services for the Company’s worldwide packaging activities. These capabilities allow the Company to identify market opportunities by working directly with customers to develop new products, such as the creation of new packaging shapes.

Recent innovations include:

•	High value-added shaped beverage cans, such as Heineken's keg can.
•	The SuperEnd™ for beverage cans, which requires less metal than existing ends without any reduction in strength. The SuperEnd™ also offers improved pourability, drinkability, ease-of-opening and appearance.
•	Patented composite (metal and plastic) closures as part of the Company's "Combo/Ideal" line. This closure design provides optimal barrier performance and offers improved tamper-resistance while requiring less strength to open than standard closures. The Company supplies "Combo/Ideal" closures to customers including Abbott Laboratories, Treetop and Unilever.
•	"Easy-open low energy" ("EOLE"™) full pullout steel food can ends. This end has a tab which allows the end to be removed by hand with less strength than competing easy open food ends.

The Company intends to selectively license its proprietary technologies and has licensed SuperEnd™ and can shaping technology to Amcor Limited in Australia and New Zealand and SuperEnd™ to Nampak Ltd. in South Africa.

Crown Holdings, Inc.

The Company spent $44 million in 2003, $43 million in 2002 and $40 million in 2001 on RD&E activities. Certain of these activities are expected to improve and expand the Company’s product lines in the future. Expenditures were also made to improve manufacturing efficiencies and reduce unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties, such as material strength. The costs incurred were associated with a number of products in varying stages of development.

MATERIALS AND SUPPLIERS

The raw materials used in the manufacture of the Company’s products are primarily aluminum and tinplate for metals packaging, and various types of resins, which are petrochemical derivatives, for plastics packaging. Each of these materials as well as the other raw materials that the Company uses to manufacture its products have historically been available in adequate supply from multiple sources. For certain raw materials, however, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Generally, the Company’s principal raw materials are obtained from the major suppliers in the countries where it operates plants. Some plants in developing countries, which do not have local mills, obtain their raw materials from nearby, more-developed countries.

In 2003, consumption of tinplate, aluminum and resin represented approximately 27%, 24%, and 3%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. The Company has agreements for what it considers adequate supplies of raw materials. However, there can be no assurance that sufficient quantities will be available in the future. The prices of certain of the Company’s raw materials have at times been subject to volatility and the Company may be subject to adverse price fluctuations when purchasing its raw materials. In North America, the Company has entered into contracts with its suppliers of aluminum can and end sheet that, by formula, guarantee prices for a period of six months. This pricing structure is directly tied to a rolling average of the prior six months market price of aluminum ingot on the London Metal Exchange (“LME”). Further, ceiling prices have been established under these contracts that set maximum prices that the Company would pay for aluminum. The Company’s beverage can and end sales contracts in North America contain similar provisions that adjust the selling prices to the customers based on the LME. Accordingly, any changes in the cost of aluminum in the North American operations are passed through to the customers. The price of aluminum ingot on the LME increased approximately 5% in 2003 after decreasing approximately 6% in 2002. Based on petrochemical and resin industry data, high density polyethylene resin prices increased approximately 29% in 2003 after decreasing approximately 6% in 2002 and polypropylene resin prices increased approximately 21% in 2003 after an increase of 6% in 2002. The price of steel has been historically more stable, relative to aluminum and resin prices, but there can be no assurance that it will not be subject to the same volatility as aluminum and resin in the future. Supplier consolidations and recent government regulations provide additional uncertainty as to the level of prices at which the Company might be able to source those materials in the future. There can be no assurance that the Company will be able to recover fully any increases in raw material costs from its customers. In response to the volatility of aluminum and resin prices, ongoing productivity and cost reduction efforts in recent years have focused on improving raw material cost management.

The Company’s manufacturing facilities are dependent, in varying degrees, upon the availability of processed energy, such as natural gas and electricity. Certain of these energy sources may become difficult or impossible to obtain on acceptable terms due to external factors, and the Company cannot predict the effects, if any, of such occurrences on its future operations.

SEASONALITY

Food packaging products accounted for 32% of 2003 consolidated net sales. The food can business is somewhat seasonal with the first quarter tending to be the slowest period as the autumn packing period ends and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables are harvested. Weather represents a substantial uncertainty in the yield of food products and is a major factor in determining the demand for food cans in any given year.

Crown Holdings, Inc.

The Company’s metal beverage container and plastic beverage closures businesses are predominantly located in the Northern Hemisphere. Generally, beverage products are consumed in greater amounts during warmer months of the year and sales and earnings have generally been higher in the second and third quarters of the calendar year.

The Company’s other businesses include aerosol, specialty and health and beauty care packaging, canmaking equipment and various other products which tend not to be significantly affected by seasonal variations.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry and may require additional capital investment. Anticipated future restrictions in some jurisdictions on the use of certain coatings may require the Company to employ additional control equipment or process modifications. The Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. While the Company does not believe that any of the foregoing matters are likely to have a material effect, there can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report under the caption Environmental Matters, and within Item 8 herein under Note L to the consolidated financial statements, which information is incorporated herein by reference.

WORKING CAPITAL

On February 26, 2003, Crown Cork completed a refinancing. The refinancing improved the Company’s liquidity through the repayment of debt due in 2003 from the proceeds and the extension of maturities to 2006 and beyond. Further information relating to the Company’s liquidity and capital resources and the refinancing is set forth within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report under the caption Debt Refinancing and within Item 8 herein under Note Q and Note R to the consolidated financial statements, which information is incorporated herein by reference.

Collection and payment periods tend to be longer for the Company’s operations located outside the U.S. due to local business practices.

EMPLOYEES

At December 31, 2003, the Company employed approximately 27,500 people. Collective bargaining agreements with varying terms and expiration dates cover approximately 19,000 employees. The Company does not expect that renegotiations of the agreements expiring in 2004 will have a material adverse effect on its results of operations, financial position or cash flow.

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

The Company’s Code of Business Conduct and Ethics, its Corporate Governance Guidelines, and the charters of its Audit, Compensation and Nominating and Corporate Governance committees are available on the Company’s web site. These documents are also available in print to any shareholder who requests them. The Company intends to disclose amendments and waivers of the Code of Business Conduct and Ethics on the Company's web site.

Crown Holdings, Inc.

ITEM 2.     PROPERTIES

As of December 31, 2003, Crown Holdings, Inc. and its consolidated subsidiaries operated 186 manufacturing facilities of which 41 were leased. The Company has three operating segments, defined geographically, within which it manufactures and markets its products. The Americas has 70 operating facilities of which 15 are leased. Within the Americas 43 facilities operate in the United States of which 10 are leased. Europe has 99 operating facilities of which 19 are leased and Asia-Pacific has 17 operating facilities of which 7 are leased. Some leases provide renewal options as well as various purchase options.The principal manufacturing facilities at December 31, 2003 are listed below and are grouped by product and by segment.

Crown Holdings, Inc.

	Americas		Europe		Asia-Pacific

Metal	Lawrence, MA	La Crosse, WI	Custines, France		Beijing, China
Packaging	Kankakee, MN	Worland, WY	Korinthos, Greece		Foshan, China
Beverage	Mankato, MN	Pilar, Argentina	Patras, Greece		Huizhou, China
	Batesville, MS	Aracaju, Brazil	Agoncillo, Spain		Shanghai, China
	Dayton, OH	Cabreuva, Brazil	Sevilla, Spain		Selangor, Malaysia
	Cheraw, SC	Calgary, Canada	Izmit, Turkey		Singapore
	Abilene, TX	Montreal, Canada	Dubai, UAE		Bangkadi, Thailand
	Conroe, TX	Weston, Canada	Botcherby, UK		Hanoi, Vietnam
	Fort Bend, TX	Santefe de Bogota, Colombia	Braunstone, UK		Saigon, Vietnam
	Winchester, VA	Guadalajara, Mexico
	Olympia, WA	Carolina, Puerto Rico

Food	Winter Garden, FL	Villa Martelli, Argentina	Brive, France	Parma, Italy	Samrong, Thailand
	Pocatello, ID	Bolton, Canada	Carpentras, France	Abidjan, Ivory Coast	Haadya, Thailand
	Pulaski Park, MD	Chatham, Canada	Concarneau, France (3)	Toamasina, Madagascar
	Owatonna, MN	Concord, Canada	Laon, France	Casablanca, Morocco
	Massillon, OH	Dorval, Canada	Nantes, France	Pruczcz, Poland
	Portland, OR	Winnipeg, Canada	Outreau, France	Alochette, Portugal
	Omaha, NE	Kingston, Jamaica	Perigeux, France	Timaschevsk, Russia
	Hanover, PA	LaVilla, Mexico	Gerwisch, Germany	Dakar, Senegal
	Suffolk, VA	Barbados, West Indies	Luebeck, Germany (2)	Dunajska, Slovakia
	Seattle, WA	Trinidad, West Indies	Muldhorf, Germany	Bellville, South Africa
	Oshkosh, WI		Seesen, Germany	Logrono, Spain
			Tema, Ghana	Molina De Segura, Spain
			Thessaloniki, Greece	Valencia, Spain
			Nagykoros, Hungary	Vigo, Spain
			Athy, Ireland	Neath, UK
			Battapaglia, Italy	Wisbeck, UK
			Calerno S. Ilario D'Enza, Italy	Worchester, UK
Nocera Superiore, Italy

Aerosol	La Mirada, CA	Spartanburg, SC	Deurne, Belgium	Mijdrecht, Netherlands
	Alsip, IL	Toronto, Canada	Spilamberto, Italy	Sutton, UK
	Decatur, IL	Guatemala City, Guatamala
Faribault, MN

Specialty	Belcamp, MD		Hoboken, Belgium	Hoorn, Netherlands
Packaging	St. Laurent, Canada		Helsinki, Finland	Miravalles, Spain
			Chatillon-sur-Seine, France	Montmelo, Spain
			Rouen, France	Aesch, Switzerland
			Vourles, France	Aintree, UK
			Hilden, Germany	Carlisle, UK
			Mechernich, Germany	Mansfield, UK
			Chignolo Po, Italy	Newcastle, UK

Metal	Crawfordsville, IN	Connellesville, PA	Seesen, Germany	Sevilla, Spain	Jakarta, Indonesia
Closures	Lancaster, OH	San Jose, Costa Rica	Aprillia, Italy	Poole, UK	Johor Bahru, Malaysia
	Mill Park, OH		Goleniow, Poland (2)

Plastics	Libertyville, IL	Manaus, Brazil	Cusset, France	Cardedeu, Spain	Jiangmen City, China
Packaging	Salt Lake City, UT	Venancio Aires, Brazil	St. Georges de Reneins,	Aesch, Switzerland	Shanghai, China
Plastic	Sandston, VA	Cuautitlan, Izcalli, Mexico	France	Reinach, Switzerland	Manilla, Philippines
Closures			Finnentrop, Germany	Bridge of Allan, UK	Bangpoo, Thailand
			Frankenthal, Germany	Eaton Socon, UK
			Zell, Germany	Flitwick, UK
			Voghera, Italy	Luton, UK
			Milano, Italy	Milton Keynes, UK
			Torres de la Alameda, Spain	Norwich, UK

Plastic			St. Germain de Fosses, France	Rastatt, Germany
Containers			Langeais, France	Garwolin, Poland
Hautot Sur Mer, France

Health &	Danbury, CT	Middletown, NY	Lailly En Val, France	Mozzate, Italy
Beauty Care	Watertown, CT	Barrie, Canada	Marolles, France
	Laconia, NH	Reynosa, Mexico

Canmaking	Norwalk, CT		Shipley, UK
& Spares

Crown Holdings, Inc.

Excluded from the list above are operating facilities in unconsolidated joint ventures as well as service or support facilities. The service or support facilities include machine shop operations, plant operations dedicated to printing for cans and closures, coil shearing, coil coating and RD&E operations. Some operating facilities produce more than one product but have been presented above under the product with the largest contribution to sales.

The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from plant to plant. Warehouse and delivery facilities are generally provided at each of the manufacturing locations, although the Company does lease outside warehouses.

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities. The Company has also opened new facilities to meet increases in market demand for its products. These actions reflect the Company’s continued commitment to realign manufacturing facilities to maintain its competitive position in its markets. The Company continually reviews its operations and evaluates strategic opportunities. Further discussion of the Company’s recent restructuring actions and divestitures is contained in Part II hereof within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Provision for Restructuring, and under Asset Impairments and Loss/Gain on Sales of Assets, and within Item 8 herein under Note M and under Note N to the consolidated financial statements, which information is incorporated herein by reference.

Utilization of any particular facility varies based upon demand for the product. While it is not possible to measure with any degree of certainty or uniformity the productive capacity of these facilities, management believes that, if necessary, production can be increased at several existing facilities through the addition of personnel, capital equipment and, in some facilities, square footage available for production. In addition, the Company may from time to time acquire additional facilities and/or dispose of existing facilities.

The Company’s U.S. headquarters and that of the Americas is in Philadelphia, Pennsylvania, its European headquarters is in Paris, France and its Asia-Pacific headquarters is in Singapore. The Company maintains research facilities in Alsip, Illinois and in Wantage, England.

The Company’s North American and European facilities, with certain exceptions, are subject to liens in favor of the lenders under its senior secured credit facility and under the Company’s senior secured notes.

ITEM 3.     LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc. (“Crown Cork”) is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation operations and was later merged into Crown Cork. At December 31, 2003, the accrual for pending and future asbestos claims that are probable and estimable was $239 million.

On March 18, 2003, the European Commission issued a Statement of Objections alleging that certain of the Company’s European subsidiaries engaged in commercial practices that violated European competition law.

The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites.

Further information on these matters and other legal proceedings is presented in this Report in Part II, within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings Provision for Asbestos and Environmental Matters and within Item 8 of this Report under Note K and under Note L to the consolidated financial statements, which information is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in Part III, Item 10, “Directors and Executive Officers of the Registrant” of this Report, which is incorporated herein by reference.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is listed on the New York Stock Exchange. On March 5, 2004, there were 5,372 registered shareholders of the Registrant’s common stock. The market price of the Registrant’s common stock at December 31, 2003 is set forth in Part II, Item 8 of this Report under Quarterly Data (unaudited), which information is incorporated herein by reference. The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Common Stock and Other Shareholders’ Equity and Item 8 of this Report under Note O to the consolidated financial statements entitled Capital Stock, which information is incorporated herein by reference. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in Part III, Item 12 of this report, which information is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 6.     SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2003	2002	2001	2000	1999

Summary of Operations
Net sales	$6,630	$6,792	$7,187	$7,289	$7,998

Cost of products sold (excluding depreciation	5,539	5,619	6,063	5,982	6,326
and amortization)
Depreciation and amortization	326	375	499	495	522
Selling and administrative expense	337	317	310	314	348
Provision for asbestos	44	30	51	255	163
Provision for restructuring	19	19	48	52	(7)
Provision for asset impairments and loss/gain
on sale of assets	73	247	213	27	(18)
Loss/(gain) from early extinguishments of debt	12	(28)
Interest expense, net of interest income	368	331	437	373	342
Translation and exchange adjustments	(207)	27	10	8	13

Income/(loss) before income taxes, minority
interests, equity earnings and cumulative
effect of a change in accounting	119	(145)	(444)	(217)	309
Provision/(benefit) for income taxes	95	30	528	(58)	105
Minority interests and equity earnings	(56)	(16)	(4)	(15)	(23)

Income/(loss) before cumulative effect of a
change in accounting	(32)	(191)	(976)	(174)	181
Cumulative effect of a change in accounting (1)		(1,014)	4

Net income/(loss) (2)	(32)	(1,205)	(972)	(174)	181
Preferred stock dividends				2	15

Net income/(loss) available to common
shareholders (2)	($32)	($1,205)	($972)	($176)	$166

Financial Position at December 31
Working capital	$86	($246)	($84)	$652	($573)
Total assets	7,773	7,505	9,620	11,159	11,545
Total cash and cash equivalents	401	363	456	382	267
Total debt	3,939	4,054	5,320	5,349	5,104
Total debt, less cash and cash equivalents,
to total capitalization (3)	91.3%	97.1%	82.9%	68.3%	60.3%
Minority interests	197	196	201	195	295
Shareholders' equity/(deficit)	140	(87)	804	2,109	2,891

Crown Holdings, Inc.

SELECTED FINANCIAL DATA (Continued)

(in millions, except per share, ratios and
other statistics)	2003	2002	2001	2000	1999

Common Share Data (dollars per share)
Earnings/(loss) per average common share
Basic and diluted
- before cumulative effect of a
change in accounting	($.19)	($1.33)	($7.77)	($1.40)	$1.36
- after cumulative effect of a
change in accounting	(.19)	(8.38)	(7.74)	(1.40)	1.36
Cash dividends				1.00	1.00
Market price on December 31	9.06	7.95	2.54	7.44	22.38
Book value (based on year-end
outstanding shares plus assumed
conversion of preference shares)	.85	(.55)	6.40	16.79	22.46
Number of shares outstanding at year-end	165.0	159.4	125.7	125.6	121.1
Average shares outstanding
Basic	164.7	143.8	125.6	125.7	122.2
Diluted	164.7	143.8	125.6	126.8	129.8
Shareholders of record at December 31	5,426	5,579	5,552	5,528	5,254

Other
Capital expenditures	$120	$115	$168	$262	$280
Number of employees	27,444	28,319	33,046	34,618	35,959
Actual preferred shares outstanding					8.3

Notes:

Financial information concerning the Company’s divested operations in 2002 and 2001 is set forth in Part I herein under Operating Segments within Item 1, Business, Part II herein under Provision for Asset Impairments and Loss/Gain on Sale of Assets within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and within Item 8 herein under Note N to the consolidated financial statements entitled Asset Impairments and Loss/Gain on Sale of Assets, which information is incorporated herein by reference.

(1)	Transition adjustments from the adoption by the Company of FAS 142 in 2002 and FAS 133 in 2001.

(2)	Amounts for 2003, 2002, 2001, 2000, and 1999 included after-tax adjustments for restructuring actions of $14, $15, $46, $37 and ($5), respectively. Also included in reported net income/(loss) were (i) after-tax adjustments for provision for asset impairments and loss/(gain) on sale of assets of $68 or $.41 per share in 2003; $258 or $1.79 per share in 2002; $208 or $1.66 per share in 2001; $18 or $.14 per share in 2000 and ($10) or ($.08) per share in 1999, (ii) after-tax charges for asbestos of $44 or $.27 per share in 2003; $30 or $.21 per share in 2002; $51 or $.41 per share in 2001; $166 or $1.32 per share in 2000 and $106 or $.87 per basic share and $.82 per diluted share in 1999, (iii) an after-tax (gain)/loss of $16 or $.10 per share in 2003 and ($28) or ($.19) per share in 2002 from the early extinguishments of debt, (iv) an after-tax foreign exchange gain on U.S. dollar debt in Europe in 2003 of $143 or $.86 per share, (v) an after-tax charge of $22 or $.13 per share in 2003 for the Company's share of a goodwill impairment charge recorded by Constar, (vi) a tax charge in 2001 of $452 or $3.60 per share, (vii) an after-tax charge for a bad debt provision of $36 or $.28 per share in 2000, and (viii) a transition charge of $1,014 or $7.05 per share in 2002 and a transition credit of $4 or $.03 per share in 2001.

(3)	Total capitalization consists of total debt, minority interests and shareholders' equity, less cash and cash equivalents.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the “Company”) as of and during the three-year period ended December 31, 2003. This discussion should be read in conjunction with the consolidated financial statements included in this annual report.

EXECUTIVE OVERVIEW

The Company’s principal areas of focus include improving segment income, reducing debt, and reducing asbestos costs.

Segment income of $409 decreased $53 in 2003 from $462 in 2002. The decrease was primarily due to divested operations, which had $45 of segment income in 2002, and an increase of $74 in pension expense from the remaining operations in 2003, offset by the favorable impact of foreign currency translation. Improving segment income is primarily dependent on the Company’s ability to generate revenues and manage costs. Key strategies for expanding sales include targeting geographic markets with strong growth potential, such as Asia, Latin America and southern and central Europe, improving selling prices in certain product lines and developing innovative packaging products using proprietary technology. The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs (including pension and benefit costs). The Company operates globally and has significant revenues, income, cash flow and debt denominated in currencies other than the U.S. dollar.

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time. The Company reduced its total debt by $115 in 2003, from $4,054 to $3,939, and increased its cash by $38, primarily through control of working capital levels. The reduction in debt included non-cash increases of $122 from the translation of non-U.S. dollar debt and non-cash decreases of $40 for fair value adjustments and $43 for debt-for-equity exchanges.

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $118 in 2001, $114 in 2002 and $68 in 2003, and the Company expects to pay approximately $65 in 2004. While the level of payments has declined recently, the Company’s asbestos-related liabilities remain significant and the amount of future payments and liabilities is inherently unpredictable.

RESULTS OF OPERATIONS

The Company evaluates performance and allocates resources within each segment based on segment income as defined in Note W to the consolidated financial statements. The accounting policies for each reportable segment are described in Note A to the consolidated financial statements, which information is incorporated herein by reference.

The foreign currency translation impacts referred to below are primarily due to changes in the euro and pound in the European segment and the Canadian dollar in the Americas segment.

NET SALES

Net sales during 2003 were $6,630, a decrease of $162 or 2.4% versus 2002 net sales of $6,792. The decrease in net sales during 2003 was primarily due to the unfavorable impact of divested operations, which had $674 of net sales in 2002, partially offset by the favorable impact of foreign currency translation of $513.

Crown Holdings, Inc.

Net sales during 2002 were $6,792, a decrease of $395 or 5.5% versus 2001 net sales of $7,187. The decrease included the favorable impact of foreign currency translation of $108 and the unfavorable impact of divested operations, which had $221 of net sales in 2001. Net sales from U.S. operations accounted for 30.4% of consolidated net sales in 2003, 37.2% in 2002 and 40.3% in 2001. The decrease in net sales from U.S. operations as a percentage of consolidated net sales in 2003 was primarily due to the divestiture of Constar in November 2002 and the favorable impact of currency translation on sales from non-U.S. operations. Sales of beverage cans and ends accounted for 36.7% of net sales in 2003 compared to 34.0% in 2002 and 32.7% in 2001. Sales of food cans and ends accounted for 31.8% of net sales in 2003 and 28.6% in 2002 and 2001. The increase in sales of beverage and food cans and ends as a percentage of consolidated net sales in 2003 was primarily due to the impact of divested operations, whose $674 of net sales in 2002 did not include any beverage or food cans and ends.

	Net Sales			% Increase/(Decrease)

SEGMENT	2003	2002	2001	2003/2002	2002/2001

Americas	$2,715	$3,227	$3,666	(15.9)	(12.0)
Europe	3,559	3,235	3,200	10.0	1.1
Asia-Pacific	356	330	321	7.9	2.8

	$6,630	$6,792	$7,187	(2.4)	(5.5)

Net sales in the Americas segment during 2003 decreased $512 or 15.9% versus 2002 net sales primarily due to the unfavorable impact of divested operations, which had $499 of net sales in 2002. Net sales in the Americas segment decreased $439 in 2002 versus 2001, including $41 due to unfavorable currency translation and $122 due to divested operations. The remaining decrease of $276 was primarily due to (i) lower sales unit volumes across most product lines, (ii) the pass-through of lower raw material costs and (iii) lower sales in Argentina and Brazil due to the economic turmoil in those countries; partially offset by increased selling prices primarily for North American beverage, food and aerosol cans. Net sales from U.S. operations accounted for 73.5% of segment net sales in 2003, 77.8% in 2002 and 78.6% in 2001. The decrease in 2003 net sales from U.S. operations as a percentage of Americas segment net sales was primarily due to the divestiture of Constar in November 2002.

Net sales in the European segment during 2003 increased $324 or 10.0% versus 2002 net sales primarily due to the favorable impact of foreign currency translation of $484, partially offset by the unfavorable impact of divested operations, which had $175 of net sales in 2002. Net sales in the European segment increased by $35 in 2002 versus 2001, including $146 due to favorable currency translation, partially offset by divested operations of $99. The remaining decrease of $12 was primarily due to decreased sales unit volumes for crowns from the elimination of production in Belgium and the pass-through of lower raw material costs in the plastics businesses, partially offset by increased selling prices across many product lines.

Net sales in the Asia-Pacific segment during 2003 increased $26 or 7.9% versus 2002 net sales primarily due to higher beverage can volumes in China and Southeast Asia. The increase in net sales for the Asia-Pacific segment in 2002 over 2001 was primarily due to increased sales unit volumes for beverage cans in Southeast Asia and plastic closures across most operations, and favorable foreign currency translation of $3; partially offset by lower selling prices across most product lines.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold, excluding depreciation and amortization, was $5,539 in 2003, a decrease of 1.4% from $5,619 in 2002. The decrease in 2003 was primarily due to divested operations, which had $558 of cost of products sold, excluding depreciation and amortization, in 2002, partially offset by increased pension expense of $74 from the remaining operations and the impact of foreign currency translation. Cost of products sold, excluding depreciation and amortization in 2002, was $5,619, a decrease of 7.3% from $6,063 in 2001. The decrease in 2002 versus 2001 was primarily due to lower sales unit volumes across many product lines, lower raw material costs, the impact of divested businesses and improved operating performance; partially offset by the impact of currency translation. Included in cost of products sold, excluding depreciation and

Crown Holdings, Inc.

amortization, for 2002 was a provision of $13 to provide for uncertainty regarding the ultimate collectibility of receivables from a European customer. As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 83.5% in 2003 as compared to 82.7% in 2002 and 84.4% in 2001. The increase in cost of products sold, excluding depreciation and amortization, as a percentage of net sales, in 2003 versus 2002 was primarily due to the increase in pension expense. The decrease as a percentage of net sales in 2002 was primarily due to increased selling prices in the North American operations, improved operating performance, continued cost reduction efforts and lower raw material costs; partially offset by increased pension costs and the pass-through of lower raw material costs to customers, primarily in the plastics businesses.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense for 2003 was $337, an increase of 6.3% above the 2002 expense of $317, following an increase of 2.3% from $310 in 2001. The increase in 2003 was primarily due to the impact of foreign currency translation, partially offset by the impact of divested operations, which had $22 of expenses in 2002. The increase in 2002 was due to costs related to the Constar offering and the Company’s debt refinancing activities.

SEGMENT INCOME

The Company views segment income, as defined in Note W to the consolidated financial statements, as the principal measure of performance. Segment income was $409, $462 and $267 in 2003, 2002 and 2001, respectively. As a percentage of net sales, segment income was 6.2% in 2003, 6.8% in 2002 and 3.7% in 2001.

	Segment Income			% Increase/(Decrease)

SEGMENT	2003	2002	2001	2003/2002	2002/2001

Americas	$135	$220	$71	(38.6)	209.9
Europe	310	301	254	3.0	18.5
Asia-Pacific	53	30	27	76.7	11.1
Corporate	(89)	(89)	(85)		(4.7)

	$409	$462	$267	(11.5)	73.0

Segment income in the Americas was 5.0% of segment net sales in 2003 versus 6.8% in 2002 and 1.9% in 2001. The decrease in 2003 segment income and margin was primarily due to the impact of divested operations, increased pension expense, and a decline in pricing and volumes in U.S. food can operations. Divested operations had $43 of segment income in 2002 and pension expense increased by $21, from $61 to $82, in 2003. Pension expense for the Americas is expected to increase by approximately $10 in 2004. The increase in 2002 segment income versus 2001 was primarily due to (i) increased selling prices, primarily for North American beverage, food and aerosol cans, (ii) reduced provision for restructuring, (iii) cost reductions, (iv) improved plant efficiencies and (v) the adoption of FAS 142 on January 1, 2002 which eliminated the amortization of goodwill. Goodwill amortization in the Americas was $38 in 2001. The improved segment income in 2002 versus 2001 was reduced, in part, by lower sales unit volumes across most product lines, and an increase of $39 in pension expense.

European segment income was 8.7% of net sales in 2003 versus 9.3% in 2002 and 7.9% in 2001. The increase in 2003 segment income was primarily due to the impact of foreign currency translation. The decrease in segment income as a percentage of net sales in 2003 was primarily due to an increase of $49 in pension expense due to lower plan assets and increased amortization of unrecognized losses. The Company expects the 2004 pension expense for the European segment to be similar to the 2003 expense. The improvement in segment income in 2002 versus 2001 was primarily due to (i) $11 of favorable currency translation, (ii) the adoption of FAS 142 on January 1, 2002 and the cessation of goodwill amortization, (iii) cost reductions, (iv) improved pricing for most operations and (v) increased volumes in Spain, Turkey and Africa. Goodwill amortization was $75 in 2001. These improvements in segment income in 2002 were offset, in part, by a decrease of $33 in pension income.

Crown Holdings, Inc.

Segment income in Asia-Pacific was 14.9% of net sales in 2003 versus 9.1% in 2002 and 8.4% in 2001. The increase in 2003 segment income was primarily due to increased beverage can volumes in China. The improvement in 2002 versus 2001 was primarily due to increased beverage can volumes in China and throughout Southeast Asia and lower raw material costs; partially offset by lower selling prices and a provision for restructuring.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. During 2003, 2002 and 2001 the Company recorded charges of $44, $30 and $51, respectively, to increase its accrual for asbestos-related costs. See Note K to the consolidated financial statements, which information is incorporated herein by reference.

PROVISION FOR RESTRUCTURING

The Company provided net pre-tax charges of $19, $19 and $48 for restructuring costs during 2003, 2002 and 2001, respectively. The actions in 2003 are expected to save $19 pre-tax on an annual basis when fully implemented through decreased labor costs. See Note M to the consolidated financial statements, which information is incorporated herein by reference.

PROVISION FOR ASSET IMPAIRMENTS AND LOSS/GAIN ON SALE OF ASSETS

The Company provided net pre-tax charges of $73, $247 and $213 for asset impairments and asset sales during 2003, 2002 and 2001, respectively. See Note N to the consolidated financial statements, which information is incorporated herein by reference.

LOSS / GAIN FROM EARLY EXTINGUISHMENTS OF DEBT

During 2003, the Company repurchased $1,013 of unsecured notes, including $819 prior to maturity. The Company also exchanged 5,386,809 shares of its common stock for debt with a face value of $43 in privately negotiated debt-for-equity exchanges. In connection with the repurchases and exchanges and the write-off of unamortized financing fees and expenses from its previous credit facility, the Company recognized a loss of $12 from the early extinguishments of debt.

During 2002, the Company exchanged 33,386,880 shares of its common stock with a market value of $250 for debt with a face value of $271 and accrued interest of $7 and recognized a gain of $28.

NET INTEREST EXPENSE

Interest expense, net of interest income, was $368 in 2003, an increase of $37 or 11.2% compared to 2002 net interest expense of $331. The increase in 2003 net interest expense was in the European division, primarily due to higher average interest rates from the Company’s refinancing, partially offset by lower average debt outstanding for the Company as a whole. Information about the Company’s 2003 refinancing activities is summarized in the Liquidity and Capital Resources section of this discussion and in Notes Q and R to the consolidated financial statements, which information is incorporated herein by reference.

Interest expense, net of interest income, was $331 in 2002, a decrease of $106 or 24.3% compared to 2001 net interest expense of $437. The decrease in 2002 net interest expense was primarily due to lower average debt outstanding and lower average borrowing rates. The lower average debt outstanding reflects a reduction in working capital, proceeds from sales of assets and businesses and, to a lesser extent, the early extinguishments of debt through debt-for-equity exchanges.

Crown Holdings, Inc.

TRANSLATION AND EXCHANGE ADJUSTMENTS

Favorable foreign exchange adjustments of $207 were recorded in 2003, primarily due to $201 of unrealized gains in Europe. The gains in Europe arose from the currency exposure created by the sale of U.S. dollar senior secured notes described under Liquidity and Capital Resources.

Unfavorable foreign exchange adjustments of $27 and $10 were recorded in 2002 and 2001, respectively, primarily from the remeasurement of the Company’s non-U.S. subsidiaries with a U.S. dollar functional currency, including those in Argentina, Brazil, Colombia and Turkey.

TAXES ON INCOME

Taxes on income for 2003, 2002 and 2001 were provisions of $95, $30 and $528, respectively, against pre-tax income of $119 in 2003 and pre-tax losses of $145 and $444 in 2002 and 2001, respectively. The primary items causing the 2003 effective tax rate to differ from the 35% U.S. statutory rate were a reduction of $16 for taxes on foreign income, and an increase of $64 for an increase in valuation allowances. The increase in the valuation allowances was primarily due to losses in the U.S. and Argentina where no tax benefit was recorded. The loss in Argentina was primarily due to an asset impairment charge of $25. Significant items included in the 2002 provision were (i) a credit of $24 for the recovery of U.S. federal taxes paid in prior years, (ii) a charge of $11 on pre-tax losses of $247 from asset impairments and asset sales due to the differences in the book and tax basis, primarily due to goodwill, (iii) a credit of $20 for tax contingencies resolved in the U.S. and (iv) a charge of $20 for a tax contingency which arose in Europe. The provision for 2001 included adjustments of $452 and $114 to the valuation allowance for pre-2001 U.S. deferred tax assets and tax benefits not recognized on 2001 U.S. losses. Further information about income taxes is presented in Note V to the consolidated financial statements, which information is incorporated herein by reference.

MINORITY INTERESTS AND EQUITY EARNINGS

Minority interests’ share of net income/(loss) was $39, $24 and $10 in 2003, 2002 and 2001, respectively. The increase in 2003 was primarily due to increased profits in the Company’s joint venture beverage can operations in Asia. The increase in 2002 versus 2001 was primarily due to (i) increased profits in the Company’s joint venture beverage can operations in Colombia, Greece, the Middle East, China and Vietnam, and (ii) improved profitability in the food can operations in Morocco; partially offset by lower profits in Brazil due to the economic turmoil in the region.

Equity in earnings/(loss) of affiliates was ($17), $8 and $6 in 2003, 2002 and 2001, respectively. The decrease in 2003 was primarily due to $25 recorded for the Company’s share of losses recorded by Constar, including $22 for the Company’s share of Constar’s goodwill impairment charge. The improvement in 2002 versus 2001 was due to continued improvement in the Company’s joint venture operations in the Middle East.

FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $401 at December 31, 2003 compared to $363 and $456 at December 31, 2002 and 2001, respectively. Cash provided by operating activities was $434 compared to $415 in 2002. The improvement in 2003 was primarily due to $46 from lower asbestos payments, $39 from lower interest payments, and $22 from reduced pension plan contributions. These improvements were partially offset by cash from working capital reductions which were $71 less in 2003 than 2002, but still contributed $113. The decrease in asbestos payments was primarily due to committed settlements from prior years that were fully paid during 2002. The decrease in interest payments was primarily due to the timing of the interest payments on the new notes in Europe, which are payable in March and September of each year. The decrease in pension plan contributions was primarily due to $40 of lower U.S. contributions, partially offset by an increase of $15 in the U.K.

Crown Holdings, Inc.

The Company expects that cash provided by operating activities in 2004 will be lower than 2003 and 2002 due to less cash from working capital reductions in 2004 and increased interest payments and pension plan contributions. Payments for asbestos were $68 in 2003 and $114 in 2002 and the Company expects to pay approximately $65 in 2004. The Company contributed $122 to its pension plans in 2003 and expects to contribute approximately $155 in 2004.

The Company is highly leveraged. The ratio of total debt, less cash and cash equivalents, to total capitalization was 91.3%, 97.1% and 82.9% at December 31, 2003, 2002 and 2001, respectively. Total capitalization is defined by the Company as total debt, minority interests and shareholders’ equity, less cash and cash equivalents.

The Company funds its operations, debt services and other obligations primarily with cash flow from operations (including the accelerated receipt of cash under its receivables securitization facility) and borrowings under its $550 revolving credit facility. The Company may also consider divestitures from time to time. The Company had $458 available under its credit facility at December 31, 2003.

The Company’s debt agreements restrict the Company’s use of cash and contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.

DEBT REFINANCING

On February 26, 2003, the Company completed a refinancing consisting of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, €285 ($306 equivalent) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, a first priority term loan facility due in 2008 and a new $550 first priority revolving credit facility due in 2006. Proceeds were used to repay the existing credit facility, repurchase and repay a portion of the Company’s outstanding unsecured notes and pay fees and expenses associated with the refinancing. Further information relating to the Company’s liquidity and capital resources is set forth under Notes D, Q and R to the consolidated financial statements, which information is incorporated herein by reference.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2003 are summarized in the table below.

	Payments Due by Period

	2004	2005	2006	2007	2008	2009 & after	Total

Long-term debt	$161	$106	$313	$43	$411	$2,872	$3,906
Capital leases	5	1	1	1			8
Operating leases	45	36	29	20	14	64	208
Projected pension
contributions	155						155
Postretirement
obligations	50						50
Purchase obligations	493	333	143	34	6		1,009

Total contractual
cash obligations	$909	$476	$486	$98	$431	$2,936	$5,336

Crown Holdings, Inc.

The pension obligations caption includes the minimum required contribution the Company expects to make in 2004 to fund its plans. The projection is based on current legislation and gives no consideration to any reduction that may arise from the Pension Funding Equity Act of 2003 that has not yet been considered by the Senate. The postretirement obligations caption includes the expected payments in 2004 to retirees for medical and life insurance coverage. The pension and postretirement projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Accordingly, these amounts have been provided for one year only.

Purchase obligations include commitments at December 31, 2003 that are enforceable and legally binding on the Company and that specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

In order to further reduce leverage and future cash interest payments, the Company may from time to time exchange shares of its common stock for the Company’s outstanding notes and debentures. The Company will evaluate any such transactions in light of then existing market conditions and may determine not to pursue such transactions.

MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in currency values, interest rates, commodity prices and other market risks. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards, which are not used for trading or speculative purposes. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow.

International operations, principally European, constitute a significant portion of the Company’s consolidated revenues and identifiable assets. These operations result in a large volume of foreign currency commitments and transactions and significant foreign currency net asset and liability exposures. The Company manages foreign currency exposures at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments, where possible and cost effective in the Company’s judgment. Foreign exchange contracts which hedge defined exposures generally mature within twelve months. The Company does not generally hedge its exposure to translation gains or losses on its non-U.S. net assets. The Company has in the past entered into cross-currency swaps to hedge foreign currency exchange risk for subsidiary debt which is denominated in currencies other than the functional currency of the subsidiary.

The table below provides information in U.S. dollars as of December 31, 2003 about the Company’s forward currency exchange contracts. The majority of the contracts expire in 2004 and primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt.

Buy/Sell	Contract Amount	Contract Fair Value	Average Contractual Exchange Rate

Sterling/Euro	$164	($1)	.70
Euro/Sterling	5	0.70
Euro/U.S. dollars	105	2	1.24
U.S. dollars/Euro	56	(2)	1.21
U.S. dollars/Sterling	53	(4)	1.66
Sterling/U.S. dollars	12	0	1.76
Euro/Polish Zloty	35	1	4.67
Euro/Swiss Francs	16	1	1.50
Singapore dollars/U.S. dollars	11	0	1.71
U.S. dollars/Thai Baht	13	0	40.36

	$470	($3)

Crown Holdings, Inc.

The Company has an additional $6 in a number of smaller contracts to purchase or sell various other currencies, principally Asian, as of December 31, 2003.

With the Company’s recent refinancing as discussed above and in Note R to the consolidated financial statements, the Company’s financial instrument portfolio and its market risk exposures have changed significantly. A majority of the newly issued debt is in U.S. dollars and has been issued by the Company’s European subsidiaries. As a result, the Company now has significant U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings. Foreign exchange adjustments from the local remeasurement of U.S. dollar debt are offset in shareholders’ equity by related translation adjustments. The Company believes that the cost of hedging this exposure would be a substantial cash cost and would reduce funds available to delever the Company. Therefore, the Company at this time does not intend to hedge this exposure. The Company intends to review its exposure from time to time, including reassessing the potential costs and benefits of any available hedging arrangements. As of December 31, 2003, the Company had approximately $1.5 billion of net U.S. dollar-denominated liability exposure in its European subsidiaries, including approximately $1 billion in subsidiaries with the euro as their functional currency and approximately $0.5 billion in subsidiaries with the pound sterling as their functional currency. In addition, a euro functional currency subsidiary had a Canadian dollar asset exposure of approximately $0.5 billion from an intercompany loan. Based on these exposures at December 31, 2003, a one percent change in the U.S. dollar exchange rate against these currencies would create an exchange gain or loss of approximately $10 before tax.

In April 2003, the Company terminated a sterling cross-currency swap with a notional value of $200 and a maturity date of December 2003, and received its then fair value of $13. In September 2003, the Company terminated a euro cross-currency swap with a notional value of $200 and a maturity date of December 2003, and paid its fair value of $35. Also in September 2003, the Company received $14 from the termination of a sterling cross-currency swap with a notional value of $300 and a maturity date of December 2006, and recognized a loss of $5 as a loss on sale of assets. There were no outstanding cross-currency swaps at December 31, 2003.

The Company manages its interest rate risk, primarily from fluctuations in U.S. prime and LIBOR interest rates, through interest rate swaps in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense. At December 31, 2003, three interest rate swaps were outstanding with a combined notional value of $800. The swaps effectively convert 9.5% fixed rate debt into variable rate debt at LIBOR plus 5.48%. The underlying hedged debt is the second priority U.S. dollar notes due 2011. The swaps subject the Company to exposure to future changes in interest rates.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations. Variable interest rates disclosed represent the weighted average rates at December 31, 2003. Debt converted to variable rate debt by interest rate swaps has been included within the variable rate debt classification.

	Year of Maturity

Debt	2004	2005	2006	2007	2008	Thereaft	er

Fixed rate	$139	$63	$270	$1	$1	$2,071
Average interest rate	5.9%	8.3%	7.9%	4.3%	3.1%	9.5%

Variable rate	$91	$43	$43	$42	$410	$801
Average interest rate	3.9%	4.1%	4.1%	4.1%	4.5%	6.9%

The total future payments of $3,975 at December 31, 2003 include $3,297 of U.S. dollar denominated debt, $672 of euro denominated debt and $6 of debt denominated in other currencies.

At December 31, 2002, debt outstanding included fixed rate debt of $3,585 with an average interest rate of approximately 9.1%, and variable rate debt of $800 with an average interest rate of approximately 4.8%.

Crown Holdings, Inc.

Aluminum, a basic raw material of the Company, is subject to significant price fluctuations which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $46. Any gains or losses realized from the use of these contracts are included in inventory to the extent that they are designated and effective as hedges of the anticipated purchases. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers and suppliers to manage exposure to price volatility.

CAPITAL EXPENDITURES

Consolidated capital expenditures were $120 in 2003 compared to $115 in 2002.

Expenditures in the Americas segment were $50 in 2003, including spending for additional SuperEnd™ beverage can end capacity and cost reduction projects, including programs to reduce the raw material content of containers.

Expenditures in the European segment of $60 included spending for cost reduction, equipment modernization and health and safety projects.

The Company expects its capital expenditures in 2004 to be approximately $145, which the Company believes is sufficient to maintain its operations at their current levels of capacity and efficiency. At December 31, 2003, the Company had approximately $15 of capital commitments.

The Company’s credit facility limits its capital expenditures to $145 per year. If the Company spends less than $145 in any year, the limit in the following year is increased by the amount not spent, up to a maximum increase of $73.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are discussed in Note L to the consolidated financial statements, which information is incorporated herein by reference.

ENVIRONMENTAL MATTERS

Compliance with the Company’s Environmental Protection Policy is a primary management objective and the responsibility of each employee of the Company. The Company is committed to the protection of human health and the environment and is operating within the increasingly complex laws and regulations of national, state, and local environmental agencies or is taking action to achieve compliance with such laws and regulations. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases, and, accordingly, does not expect compliance with these laws and regulations to have a material effect on the Company’s competitive position, financial condition, results of operations or capital expenditures.

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

Crown Holdings, Inc.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Actual expenditures for remediation were $2, $2 and $4 in 2003, 2002, and 2001, respectively. The Company’s balance sheet reflects estimated gross remediation liabilities of $26 at December 31, 2003, including $4 as a current liability. The Company records an environmental liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The reserve at December 31, 2003 is primarily for asserted claims and is based on internal and external environmental studies. The Company expects that the liability will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserve is adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserve and will not have a material effect on the Company’s consolidated results, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY

In connection with its refinancing and reorganization in 2003, Crown Cork & Seal Company, Inc. formed a new public holding company named Crown Holdings, Inc. Details of the corporate reorganization and activities in its common stock for the past three years are provided in Note O to the consolidated financial statements, which information is incorporated herein by reference.

Shareholders’ equity/(deficit) was $140 at December 31, 2003 compared to ($87) and $804 at December 31, 2002 and 2001, respectively. The improvement in 2003 was primarily due to foreign currency translation adjustments due to the stronger euro and pound against the U.S. dollar. The decrease in the 2002 equity was primarily due to the net loss for the year of $1,205 and a charge of $148 for the adjustment to the minimum pension liability; partially offset by net currency translation gains of $203, and the issuance of shares with an aggregate market value of $250 in debt-for-equity exchanges.

The Company’s 1998 share repurchase program allows for the repurchase of up to ten million shares of outstanding common and preferred stock. The Company’s new credit agreement entered into in 2003, however, generally prohibits the repurchase of common stock. The Company acquired 16,411 shares, 6,082 shares and 20,695 shares of common stock for less than $1 in 2003, 2002 and 2001, respectively.

The Company’s credit facility prohibits the payment of dividends.

At December 31, 2003, common shareholders of record numbered 5,426 compared with 5,579 at the end of 2002. Total common shares outstanding were 165,024,153 at December 31, 2003 compared to 159,430,075 at December 31, 2002. The increase in shares outstanding was primarily due to the exchanges of debt for equity during 2003.

The Board of Directors adopted a Shareholders’ Rights Plan in 1995, as amended in 2000, and declared a dividend of one right for each outstanding share of common stock. In connection with the formation of Crown Holdings, Inc., the existing Shareholders’ Rights Plan was terminated and a new Rights Agreement was entered into with terms substantially identical to the terminated plan. See Note O to the consolidated financial statements for a description of the Shareholders’ Rights Plan, which information is incorporated herein by reference.

INFLATION

Inflation has not had a significant impact on the Company over the past three years and the Company does not expect it to have a significant impact on the results of operations or financial condition in the foreseeable future.

Crown Holdings, Inc.

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and financial position of the Company. The Company’s significant accounting policies are more fully described in Note A to the consolidated financial statements, which information is incorporated herein by reference. Certain accounting policies, however, are considered to be critical in that (i) they are most important to the depiction of the Company’s financial condition and results of operations and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants), and the effect of the new Pennsylvania corporate legislation (including its validity and applicability to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed) and the Texas tort reform legislation. The Company reviews the adequacy of its accrual in the fourth quarter of each year, unless new information or circumstances indicate the review should be done prior to that time.

The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. The Company performs the review by comparing the fair value of a reporting unit, including goodwill, to its carrying value. The impairment review involves a number of assumptions and judgments including the identification of the appropriate reporting units and the calculation of fair value. The Company uses a combination of market values for comparable businesses and discounted cash flow projections to calculate fair value. The Company’s estimates of future cash flows include assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows.

The Company performs an impairment review of its long-lived assets, primarily PP&E, when facts and circumstances indicate the carrying value is not recoverable from its undiscounted cash flows. Any impairment loss is measured by comparing the carrying amount of the asset to its fair value. The Company’s estimates of future cash flows involve assumptions concerning future operating performance, economic conditions, and technological changes that may affect the future useful lives of the assets. These estimates may differ from actual cash flows or useful lives.

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

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plans’ investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. The U.S. plan’s current asset allocation targets are to have 70% U.S. and international equities, 12% debt securities, 15% alternate investments and 3% real estate. The U.K. plan, which is the primary non-U.S. plan, has a current asset allocation policy of 25% U.K. and non-U.K. equities, 52% liability-matching debt securities, 5% other debt securities, 10% alternate investments and 8% real estate. The discount rate for the U.S. plan is determined by reference to Moody’s AA corporate bond index.

Crown Holdings, Inc.

The discount rate for the U.K. plan is determined by reference to U.K. bond indices. A .25% change in the expected rates of return would change 2004 pension expense by approximately $8. A .25% change in the discount rates from those used at December 31, 2003 would change 2004 pension expense by approximately $11.

The Company accounts for stock-based compensation expense using the intrinsic value method. The effect on net income and earnings per share if the Company had applied the fair value provisions of FAS 123 is disclosed in Note A to the consolidated financial statements, which information is incorporated herein by reference.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46, as revised, sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 requires the immediate consolidation of VIEs created after January 31, 2003 if the circumstances warrant. If warranted, consolidation of specified VIEs created before February 1, 2003 commences in the first quarter of 2004. Any VIEs that are considered to be special purpose entities, however, are subject to FIN 46 in 2003. The Company does not expect the implementation of this interpretation to have a material impact on its consolidated financial statements.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare and a federal subsidy to sponsors of retiree health care benefit plans. In accordance with FASB Staff Position FAS 106-1, the Company has deferred recognition of the effects of the Act in its accounting and disclosures for the plans until authoritative guidance on the accounting for the federal subsidy is issued. Specific authoritative guidance on accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information regarding postretirement medical benefits.

FORWARD LOOKING STATEMENTS

Statements in this annual report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the discussions of the provision for asbestos in Note K and other contingencies in Note L to the consolidated financial statements included in this Annual Report, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to: (i) the Company’s plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings and (vi) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension liabilities.

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Crown Holdings, Inc.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; loss of customers, including the loss of any significant customers; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of recent price increases; the impact of the Company’s initiative to generate additional cash, including the reduction of working capital levels and capital spending; restrictions on the Company’s use of available cash under its debt agreements; the ability of the Company to realize cost savings from its restructuring programs; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, plastic resin, inks and coatings) and the Company’s ability to pass raw material price increases through to its customers or to otherwise manage these commodity pricing risks; the financial condition of the Company’s vendors and customers; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; the Company’s ability to maintain adequate sources of capital and liquidity; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments, industry overcapacity; or changes in competitors’ pricing for products; the Company’s ability to generate sufficient production capacity; the collectibility of receivables; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; weather conditions including its effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates and tax rates; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; energy and natural resource costs; the costs and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the impact of the recent Pennsylvania corporate and Texas tort reform legislation dealing with asbestos liabilities, litigation challenging that legislation and any future legislation dealing with asbestos liabilities), labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and difficulties related to the integration of acquired businesses; and the impact of any potential dispositions or other strategic realignments.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Market Risk” is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 8. FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Crown Holdings, Inc.

Report of Independent Auditors

To the Board of Directors and Shareholders
of Crown Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As discussed in Note B the Company adopted a new financial accounting standard for goodwill during 2002.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 5, 2004

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

For the year ended December 31,	2003	2002	2001

Net sales	$6,630	$6,792	$7,187

Cost of products sold, excluding depreciation and amortization	5,539	5,619	6,063
Depreciation and amortization	326	375	386

Gross profit	765	798	738

Goodwill amortization...Note B			113
Selling and administrative expense	337	317	310
Provision for asbestos...Note K	44	30	51
Provision for restructuring...Note M	19	19	48
Provision for asset impairments and loss/gain on sale
of assets...Note N	73	247	213
Loss/(gain) from early extinguishments of debt...Note R	12	(28)
Interest expense	379	342	455
Interest income	(11)	(11)	(18)
Translation and exchange adjustments...Note Q	(207)	27	10

Income/(loss) before income taxes, minority interests, equity
earnings and cumulative effect of a change in accounting	119	(145)	(444)
Provision for income taxes...Note V	95	30	528
Minority interests and equity earnings	(56)	(16)	(4)

Loss before cumulative effect of a change in accounting	(32)	(191)	(976)
Cumulative effect of a change in accounting, net of
tax...Notes A and B		(1,014)	4

Net loss	($32)	($1,205)	($972)

Per common share data: Note T

Loss
Basic and diluted - before cumulative effect of a change
in accounting	($.19)	($1.33)	($7.77)

Basic and diluted - after cumulative effect of a change
in accounting	($.19)	($8.38)	($7.74)

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2003	2002

Assets
Current assets
Cash and cash equivalents	$401	$363
Receivables, net...Note D	794	782
Inventories...Note E	815	779
Prepaid expenses and other current assets	112	100

Total current assets	2,122	2,024

Long-term notes and receivables	23	24
Investments	83	111
Goodwill...Note B	2,442	2,269
Property, plant and equipment, net...Note F	2,112	2,212
Other non-current assets...Note G	991	865

Total	$7,773	$7,505

Liabilities & shareholders' equity/(deficit)
Current liabilities
Short-term debt...Note Q	$69	$54
Current maturities of long-term debt...Note Q	161	612
Accounts payable and accrued liabilities...Note H	1,744	1,541
Income taxes payable	62	63

Total current liabilities	2,036	2,270

Long-term debt, excluding current maturities...Note Q	3,709	3,388
Postretirement and pension liabilities...Note U	985	982
Other non-current liabilities...Note I	706	756
Minority interests	197	196

Commitments and contingent liabilities...Notes J and L

Shareholders' equity/(deficit)
Preferred stock, authorized: 30,000,000; none issued...Note O
Common stock, par value: $5.00; authorized: 500,000,000...Note O
2003 - issued 185,751,452	929
2002 - issued 180,364,643		902
Additional paid-in capital	1,699	1,684
Accumulated deficit	(1,215)	(1,183)
Accumulated other comprehensive loss...Note C	(1,170)	(1,386)
Treasury stock (2003 - 20,727,299 shares; 2002 -
20,934,568 shares)	(103)	(104)

Total shareholders' equity/(deficit)	140	(87)

Total	$7,773	$7,505

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2003	2002	2001

Cash flows from operating activities
Net loss	($32)	($1,205)	($972)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	326	375	499
Cumulative effect of a change in accounting		1,014	(4)
Loss/(gain) from translation and foreign exchange	(207)	27	10
Provision for asset impairments and loss/gain
on sale of assets
sale of assets	73	247	213
Loss/(gain) from early extinguishments of debt	12	(28)
Deferred income taxes	6	(31)	480
Minority interests and equity earnings	56	16	4
Changes in assets and liabilities:
Receivables	85	161	110
Inventories	37	20	377
Accounts payable and accrued liabilities	(9)	3	(188)
Asbestos	(24)	(84)	(67)
Other, net	111	(100)	(152)

Net cash provided by operating activities	434	415	310

Cash flows from investing activities
Capital expenditures	(120)	(115)	(168)
Funding of restricted cash accounts...Note R	(344)
Withdrawals from restricted cash accounts...Note R	344
Proceeds from sale of businesses		661
Proceeds from sale of property, plant and equipment	35	45	28
Other, net	(15)		(23)

Net cash provided by/(used for)
investing activities	(100)	591	(163)

Cash flows from financing activities
Proceeds from long-term debt	2,625	87	402
Payments of long-term debt	(1,109)	(264)	(77)
Net change in short-term debt	(1,673)	(924)	(367)
Debt issue costs	(141)		(30)
Net payment from termination of cross-currency swaps	(8)
Common stock issued	2	3
Repayment of shareholder notes			4
Dividends paid to minority interests, net of contributions .	(24)	(30)	5

Net cash used for financing activities	(328)	(1,128)	(63)

Effect of exchange rate changes on cash
and cash equivalents	32	29	(10)

Net change in cash and cash equivalents	38	(93)	74
Cash and cash equivalents at January 1	363	456	382

Cash and cash equivalents at December 31	$401	$363	$456

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(in millions, except share data)

	Comprehensive Income/(Loss)	Common Stock	Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance January 1, 2001		$780	$1,596	$994	($1,110)	($151)	$2,109

Net loss	($972)			(972)			(972)
Derivatives qualifying as hedges	(4)				(4)		(4)
Translation adjustments	(131)				(131)		(131)
Translation adjustments -
disposition of
foreign investments	71				71		71
Minimum pension liability
adjustments, net of tax	(273)				(273)		(273)

Comprehensive loss	($1,309)

Stock issued - benefit plans:
101,103 common shares
Stock repurchased: 20,695 common shares
Repayment of shareholder notes			4				4

Balance December 31, 2001		780	1,600	22	(1,447)	(151)	804

Net loss	($1,205)			(1,205)			(1,205)
Derivatives qualifying as hedges	6				6		6
Translation adjustments	211				211		211
Translation adjustments -
disposition of
foreign investments	(8)				(8)		(8)
Minimum pension liability
adjustments, net of tax	(148)				(148)		(148)

Comprehensive loss	($1,144)

Stock issued in debt-for-equity
exchanges: 33,386,880 common shares		122	83			45	250
Stock issued - benefit plans:
347,221 common shares			1			2	3
Stock repurchased: 6,082 common shares

Balance December 31, 2002		902	1,684	(1,183)	(1,386)	(104)	(87)

Net loss	($32)			(32)			(32)
Derivatives qualifying as hedges	1				1		1
Translation adjustments	203				203		203
Minimum pension liability
adjustments, net of tax	10				10		10
Available for sale securities	2				2		2

Comprehensive income	$184

Stock issued in debt-for-equity
exchanges: 5,386,809 common shares		27	14				41
Stock issued - benefit plans:
223,680 common shares			1			1	2
Stock repurchased: 16,411 common shares

Balance December 31, 2003		$929	$1,699	($1,215)	($1,170)	($103)	$140

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, per share, employee and statistical data)

A. Summary of Significant Accounting Policies

Business and Principles of Consolidation. In connection with its refinancing and reorganization in 2003, as discussed in Note O and Note R, Crown Cork & Seal Company, Inc. formed a new public holding company named Crown Holdings, Inc. Crown Cork & Seal Company, Inc. is now a wholly-owned subsidiary of Crown Holdings, Inc. The consolidated financial statements include the accounts of Crown Holdings, Inc. and its wholly-owned and majority-owned subsidiary companies (the “Company”). The reorganization had no effect on the results of operations, financial position or cash flow of the Company.

The Company manufactures and sells metal containers, metal and plastic closures, crowns and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements were prepared in conformity with U.S. generally accepted accounting principles and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All significant intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”) as defined in FASB Interpretation No. 46 (“FIN 46”). If an entity meets the criteria for VIE status, the Company consolidates that entity if the Company has the obligation to absorb more than 50% of the entity’s expected losses or receive more than 50% of the entity’s expected residual returns. If an entity does not meet the criteria for VIE status, the Company consolidates those in which it has control. Investments in joint ventures and other companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Investments in securities where the Company does not have the ability to exercise significant influence over operating and financial policies, and whose fair value is readily determinable such as those listed on a securities exchange, are referred to as “available for sale securities” and reported at their fair value with unrealized gains and losses reported in accumulated other comprehensive income in shareholders’ equity. Other investments are carried at cost.

Foreign Currency Translation. For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated as a separate component of accumulated other comprehensive income in shareholders’ equity. For non-U.S. subsidiaries that use a U.S. dollar functional currency, local currency inventories and property, plant and equipment are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

Revenue Recognition. The Company recognizes revenue from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, and other adjustments are provided in the period that the related sales are recorded.

Stock-Based Compensation. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant above the amount an employee must pay to acquire the stock granted under the option. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” to stock options.

Crown Holdings, Inc.

	2003	2002	2001

Net loss as reported	($32)	($1,205)	($972)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method, net of related tax effects	(11)	(11)	(14)

Pro forma net loss	($43)	($1,216)	($986)

Loss per share:
Basic and diluted - as reported	($.19)	($8.38)	($7.74)
- pro forma	($.26)	($8.46)	($7.85)

Cash and Cash Equivalents. Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost which approximates fair value because of the short maturity of those instruments. Outstanding checks in excess of funds on deposit are included in accounts payable. Restricted cash of $10 at December 31, 2003 is included with prepaid expenses and other current assets in the consolidated balance sheet.

Inventory Valuation. Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the last-in, first-out (“LIFO”) method. Non-U.S. inventories are principally determined under the average cost method.

Property, Plant and Equipment. Property, plant and equipment (“PP&E”) is carried at cost less accumulated depreciation and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. Cost of constructed assets includes capitalized interest incurred during the construction and development period. Maintenance, repairs and minor renewals are expensed as incurred. When PP&E is retired or otherwise disposed, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time.

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. The range of estimated economic lives in years assigned to each significant fixed asset category is as follows: Land Improvements-25; Buildings and Building Improvements-25 to 40; Machinery and Equipment-3 to 14.

Intangibles. Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangible assets are stated at cost.

Goodwill is no longer amortized, but instead is tested for impairment at least annually. Potential impairment is identified by comparing the fair value of a reporting unit using quoted market prices and discounted cash flow models to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. Goodwill is tested for impairment in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired.

Impairment or Disposal of Long-Lived Assets. In the event that facts and circumstances indicate that the carrying value of long-lived assets, primarily PP&E and certain identifiable intangible assets with finite lives, may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying amount of the asset is not recoverable from its undiscounted cash flows, then an impairment loss is measured by comparing the carrying amount of the asset to its fair value. Long-lived assets classified as held for sale are presented in the balance sheet at the lower of their carrying value or fair value less cost to sell.

Crown Holdings, Inc.

Derivatives and Hedging. The Company recognizes all outstanding derivative financial instruments in the balance sheet at their fair values. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported currently in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in shareholders’ equity as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are released to earnings when the related hedged items impact earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings.

The effectiveness of derivative instruments in reducing risks associated with the hedged exposures is assessed at inception and on an ongoing basis. Any amounts excluded from the assessment of hedge effectiveness, and any ineffective portion of designated hedges, are reported currently in earnings. Time value, a component of an instrument’s fair value, is excluded in assessing effectiveness for fair value hedges, except hedges of firm commitments, and included for cash flow hedges.

The Company discontinues hedge accounting prospectively when (i) it determines that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of the underlying hedged item, (ii) the derivative instrument expires, is sold, terminated or exercised, or (iii) the Company determines that designating the derivative instrument as a hedge is no longer appropriate.

The Company formally documents all relationships between its hedging instruments and hedged items, as well as its risk management objective and strategy for establishing various hedge relationships. The Company formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative instrument is highly effective in offsetting changes in the fair value or cash flows of the hedged item.

Upon adoption of SFAS No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, as of January 1, 2001, the Company recorded a transition credit of $4, net of $1 tax, to earnings and a charge of $18, net of $10 tax, to accumulated other comprehensive income in shareholders’ equity. See Note S for details of the Company’s use of these instruments in 2003 along with disclosure of the fair values of those instruments outstanding at December 31, 2003 and 2002.

Treasury Stock. Treasury stock is reported at par value. The excess of fair value over par value is first charged to paid in capital, if any, and then to retained earnings.

Research and Development. Net research, development and engineering expenditures of $44, $43 and $40 in 2003, 2002 and 2001, respectively, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes.

Reclassifications. Certain reclassifications of prior years’ data have been made to improve comparability.

Recently Adopted Accounting Standards. Effective in the first quarter of 2003, the Company adopted the following accounting and reporting standards:

•	SFAS No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations,"
•	SFAS No. 146 ("FAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities,"
•	FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and
•	FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities."

Crown Holdings, Inc.

FAS 143 establishes guidelines for the recognition and measurement of obligations for the retirement of tangible long-lived assets. The obligations are recorded at fair value in the period in which they are incurred. Adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

FAS 146 establishes guidelines for the recognition and measurement of a liability, at its fair value, for the cost associated with an exit or disposal activity in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. Adoption of this standard did not impact liabilities recognized under the Company’s outstanding restructuring programs. Although adoption of this standard had no impact on the Company’s results of operations or financial position, it may impact the timing of the recognition of costs associated with future exit or disposal activities.

FIN 45 establishes accounting and disclosure guidelines for certain guarantees and indemnifications. The disclosure guidelines were effective in the fourth quarter of 2002 and are included in Note L. The accounting guidelines adopted in 2003 require a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement requirements are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Adoption of this interpretation had no impact on the Company’s results of operations or financial position.

FIN 46, as revised, establishes criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 requires the immediate consolidation of specified VIEs created after January 31, 2003 if the circumstances warrant. If warranted, consolidation of specified VIEs created before February 1, 2003 commences in the first quarter of 2004. Any VIEs that are considered to be special purpose entities, however, were subject to FIN 46 in 2003. Adoption of the effective portion of this interpretation had no impact on the Company’s results of operations or financial position.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149 (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities within the scope of FAS 133. This standard was effective July 1, 2003 for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30. The guidance, with certain exceptions, is to be applied prospectively. Adoption of this standard had no impact on the Company’s results of operations or financial position.

In May 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”). EITF 01-8 provides guidance to be used to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.” The guidance is effective for all arrangements that are agreed upon, committed to, or modified after July 1, 2003. Adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. In November 2003, the FASB indefinitely deferred selected provisions of FAS 150 related to certain mandatorily redeemable non-controlling interests. Adoption of the effective portion of this standard had no impact on the Company’s results of operations or financial position.

In December 2003, the FASB revised SFAS No. 132 (“FAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised disclosure provisions of FAS 132 have been included in Note U to these financial statements. A provision requiring the disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004.

Crown Holdings, Inc.

B. Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and recognized a noncash, non-tax deductible impairment charge of $1,014 reported as the cumulative effect of a change in accounting. In evaluating and measuring any impairment charge, estimated fair values are calculated for each reporting unit within each reportable segment using a combination of market values for comparable businesses and discounted cash flow projections.

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2003 and 2002 were as follows:

	Americas	Europe	Asia-Pacific	Total

Balance at January 1, 2002	$1,156	$2,463	$6	$3,625
Transitional impairment charge	(120)	(888)	(6)	(1,014)
Divestitures	(407)	(95)		(502)
Foreign currency translation and other	10	150		160

Balance at December 31, 2002	639	1,630		2,269
Impairment charge	(11)			(11)
Foreign currency translation and other	19	165		184

Balance at December 31, 2003	$647	$1,795		$2,442

The 2003 goodwill impairment charge was recorded in an Americas plastics operation due to reduced profit projections.

The following is a reconciliation of previously reported financial information to adjusted amounts excluding goodwill amortization for the year ended December 31, 2001. There was no goodwill amortization in 2002 or 2003.

	2001	Basic and diluted per share

Loss before cumulative effect of a change in accounting	($976)	($7.77)
Add back: goodwill amortization	113.90

Adjusted loss before cumulative effect of a change in accounting	(863)	(6.87)
Cumulative effect of a change in accounting, net of tax	4.03

Adjusted net loss	($859)	($6.84)

Identifiable intangible assets other than goodwill are recorded in other noncurrent assets in the Consolidated Balance Sheets and, excluding minimum pension assets, are not material.

C. Accumulated Other Comprehensive Loss

As of December 31, accumulated other comprehensive loss consisted of the following:

	2003	2002

Minimum pension liability adjustments	($665)	($675)
Cumulative translation adjustments	(510)	(713)
Derivatives qualifying as hedges	3	2
Available for sale securities	2

	($1,170)	($1,386)

Crown Holdings, Inc.

D. Receivables

	2003	2002

Accounts and notes receivable	$748	$718
Less: allowance for doubtful accounts	(56)	(54)

Net trade receivables	692	664
Miscellaneous receivables	102	118

	$794	$782

The Company utilizes receivable securitization facilities in the normal course of business as part of its management of cash flow activities. The facility outstanding during 2002 and most of 2003 provided for the accelerated receipt of cash up to $350 from the available pool of North American receivables. In December 2003, the facility expired and the Company entered into a new $225 North American facility. Under this facility the Company sells receivables, on a revolving basis, to a wholly-owned, bankruptcy-remote subsidiary. The subsidiary was formed for the sole purpose of buying and selling receivables generated by the Company and, in turn, sells undivided percentage ownership interests in the pool of purchased receivables to a syndicate of financial institutions. The Company continues to service these receivables for a fee but does not retain any interest in the receivables sold. The Company has relinquished control of the receivables and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheets. At December 31, 2003 and 2002 receivables securitized were $90 and $100, respectively. During 2003, 2002 and 2001, the Company recorded expenses related to the securitization facilities of $11, $10 and $18, respectively, as interest expense.

E. Inventories

	2003	2002

Finished goods	$313	$314
Work in process	99	89
Raw materials and supplies	403	376

	$815	$779

Approximately 20% and 23% of worldwide productive inventories at December 31, 2003 and 2002, respectively, were stated on the LIFO method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 2003 and 2002, total inventories would have been $34 and $32 higher, respectively. During 2001, the Company recorded a charge of $10 for the liquidation of LIFO inventory layers carried at higher costs that prevailed in prior years.

F. Property, Plant and Equipment

	2003	2002

Buildings and improvements	$813	$781
Machinery and equipment	4,099	3,760

	4,912	4,541
Less: accumulated depreciation and amortization	(3,043)	(2,561)

	1,869	1,980
Land and improvements	180	172
Construction in progress	63	60

	$2,112	$2,212

Crown Holdings, Inc.

G. Other Non-Current Assets

	2003	2002

Pension assets	$777	$672
Debt issue costs	133
Pension intangibles	27	28
Deferred taxes	25	112
Fair value of derivatives		22
Other	29	31

	$991	$865

H. Accounts Payable and Accrued Liabilities

	2003	2002

Trade accounts payable	$955	$820
Salaries, wages and other employee benefits	347	312
Accrued taxes, other than on income	101	89
Interest	91	27
Asbestos	65	70
Restructuring	25	14
Deferred taxes	22	55
Fair value of derivatives	11	4
Other	127	150

	$1,744	$1,541

I. Other Non-Current Liabilities

	2003	2002

Deferred taxes	$317	$370
Asbestos	174	193
Postemployment benefits	45	43
Fair value of derivatives	30	21
Environmental	22	20
Other	118	109

	$706	$756

J. Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases, and the leased assets are included in PP&E. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. The amount of capital leases reported as capital assets, net of accumulated amortization, was $14 at December 31, 2003.

Under long-term operating leases, minimum annual rentals are $45 in 2004, $36 in 2005, $29 in 2006, $20 in 2007, $14 in 2008, and $64 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $20 due under non-cancelable subleases. Under long-term capital leases, minimum annual rentals are $5 in 2004, $1 in 2005, $1 in 2006, and $1 thereafter. The present value of future minimum payments on capital leases is $8 with a current obligation of $5. Rental expense (net of sublease rental income of $3 in 2003) was $54 in 2003.

Crown Holdings, Inc.

K. Provision for Asbestos

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

Prior to 1998, the amounts paid to asbestos claimants were covered by a fund made available to Crown Cork under a 1985 settlement with carriers insuring Crown Cork through 1976, when Crown Cork became self-insured. The fund was depleted in 1998 and the Company has no remaining coverage for asbestos-related costs.

During 2003, 2002 and 2001, respectively, Crown Cork (i) received 36,000, 36,000 and 53,000 new claims, (ii) settled or dismissed 20,000, 43,000 and 31,000 claims, and (iii) had 75,000, 59,000 and 66,000 claims outstanding at the end of the respective years. The outstanding claims at December 31, 2003 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not, in the aggregate, involve any material liability.

During 2003, 2002 and 2001, respectively, the Company (i) recorded pre-tax charges of $44, $30 and $51 to increase its accrual, (ii) made asbestos-related payments of $68, $114 and $118, (iii) settled claims totaling $37, $77 and $66, including amounts committed to be paid in future periods and (iv) had outstanding accruals of $239, $263 and $347 at the end of the year.

The Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims will range between $239 and $406. The accrual balance of $239 at the end of 2003 includes $139 for unasserted claims and $19 for committed settlements that will be paid in 2004.

Historically (1977-2003), Crown Cork estimates that approximately one-quarter of all asbestos-related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual and range of potential liability any amounts for settlements by persons alleging first exposure to asbestos after 1964.

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Pennsylvania asbestos legislation and Texas tort reform legislation described below are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2013. The upper end of the Company’s estimated range of possible asbestos costs of $406 includes claims beyond that date.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos-related cases against Crown Cork in Philadelphia (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Company believes that the ruling by the Pennsylvania Supreme Court is limited only to cases pending against Crown Cork at the time the legislation was enacted in December 2001, and not to cases filed after that date. The Company cautions, however, that the Company’s position regarding the limitation of the

Crown Holdings, Inc.

Pennsylvania ruling may be contested by asbestos claimants and there can be no assurance that the Company ‘s position will be upheld in future cases.

In June 2003, the State of Texas enacted general tort reform legislation. The legislation includes a provision that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets. On October 21, 2003, Crown Cork received a favorable ruling on its motion for summary judgment in two asbestos-related cases pending against it in the District Court of Harris County, Texas (in Re Asbestos Litigation No. 90-23333, District Court, Harris County, Texas). Although the Company believes that the ruling of the District Court is correct, the decision will be subject to appeal by the plaintiffs and there can be no assurance that the legislation will be upheld by the Texas courts.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. In addition, there can be no assurance regarding the validity or correctness of the Company’s assumptions or beliefs underlying its accrual and the estimated range of potential liability. Unfavorable court decisions, especially in Pennsylvania or Texas, or other adverse developments, may require the Company to substantially increase its accrual or change its estimate. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s results of operations, financial position and cash flow.

L. Commitments and Contingent Liabilities

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. The Company also has environmental issues at certain of its plants in the Americas and Europe. Actual expenditures for remediation were $2, $2 and $4 in 2003, 2002, and 2001, respectively. The Company’s balance sheet reflects estimated gross remediation liabilities of $26 at December 31, 2003, including $4 as a current liabiity. The Company records an environmental liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The reserves at December 31, 2003 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserves and will not have a material effect on the Company’s consolidated results, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

On March 18, 2003, the European Commission issued a Statement of Objections alleging that certain of the Company’s European subsidiaries engaged in commercial practices that violated European competition law. The Statement of Objections, which is understood to arise from an investigation of a complaint made by a competitor, alleges that certain food can contracts primarily in the United Kingdom and Ireland during the 1990‘s infringed Article 82 of the EC Treaty (abuse of dominant position). The issuance of a Statement of Objections by the Commission is the initial step in formal proceedings. It does not constitute a decision on the merits. The Company filed a reply to the Statement of Objections and presented its defense at a formal hearing. It is not known when the Commission will issue a decision. If the Commission finds that the subsidiaries violated European competition law, the Commission has the authority to require the Company to modify its commercial practices and to levy fines. The Commission’s decision may be appealed to the European Court of First Instance. The Company believes that the allegations against it are without merit and intends to continue to defend its position vigorously. However, the matter is in its preliminary stages and the Company is unable to predict the ultimate outcome or its impact on the Company. The Company is also unable at this time to estimate the range of potential fines, which could be material to its results of operations, financial position and cash flow.

Crown Holdings, Inc.

The Company is also subject to various other lawsuits and claims with respect to matters such as governmental and environmental regulations and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position or cash flow of the Company.

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. The Company’s basic raw materials for its products are tinplate, aluminum and resins, all of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurances, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for purchases of capital assets of approximately $15.

At December 31, 2003, the Company has guaranteed future rent payments for properties leased by Constar International Inc. The guarantees represent an accommodation to landlords due to Constar’s divestiture from the Company. The maximum potential liability for these lease payments is $8 and the Company has not recorded any liability for the guarantees. The lease agreements expire over the next four years with lease commitments of $4 in 2004, $2 in 2005, $1 in 2006 and $1 in 2007.

At December 31, 2003, the Company has certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability is $65. Several agreements outstanding at December 31, 2003 do not provide liability limits. At December 31, 2003, the Company has recorded liabilities of approximately $3 covering these indemnification agreements. The Company also has guarantees of $36 related to the residual value of leased assets at December 31, 2003, and has not recorded any liability related to these guarantees.

M. Restructuring

During 2003, the Company provided a net pre-tax charge of $19 for restructuring costs. The charge included $14 in Europe and $5 in the Americas, primarily for severance costs for reductions in force. The charge in Europe was net of a reversal of $4 for costs provided in previous years.

During 2002, the Company provided a net pre-tax charge of $19 for costs associated with (i) the closure of two European food can plants, (ii) the closure of a crown plant and elimination of a crown operation within Europe, (iii) the elimination of a European metal closures operation, (iv) the downsizing of a European specialty plastics operation and (v) the elimination of a plastic bottle operation in China; partially offset by a credit for the reversal of other exit costs recognized in 2001 due to the favorable resolution of a lease termination in a U.S. food can plant.

During 2001, the Company provided a net pre-tax charge of $48 for costs associated with (i) the closure of six U.S. food can plants, two European crown operations, a European food can plant and a European PET bottle plant and (ii) severance related to downsizing three plants in Africa; partially offset by a credit for the reversal of severance charges recognized in 2000 for certain restructuring plans which the Company decided not to pursue.

The write-downs of assets were made under announced restructuring plans, as the carrying values exceeded the Company’s estimated proceeds from disposal. The sale of plant sites may require more than one year to complete due to preparations for sale, such as site cleanup and buyer identification, as well as market conditions and the location of the properties.

Balances remaining in the reserves included provisions for current year actions as well as for contracts or agreements for which payments from prior restructuring actions are extended over time. This includes employee-related agreements with unions and governmental agencies as well as lease arrangements with landlords. The balance of the restructuring reserves were included in accounts payable and accrued liabilities.

Crown Holdings, Inc.

The components of the restructuring reserve and movements within these components during 2002 and 2003 were as follows:

	Termination Benefits	Other Exit Costs	Asset Write- downs	Total

Balance at January 1, 2002	$8	$14		$22
Provisions	13	(2)	$8	19
Payments	(11)	(4)		(15)
Transfer against assets			(8)	(8)
Foreign currency translation and other	(1)	(3)		(4)

Balance at December 31, 2002	9	5		14
Provisions	20	(1)		19
Payments	(7)	(3)		(10)
Foreign currency translation and other	1	1		2

Balance at December 31, 2003	$23	$2		$25

N. Asset Impairments and Loss/Gain on Sale of Assets

During 2003, the Company provided a net pre-tax charge of $73 for asset impairments and asset sales, including charges of (i) $25 to write-down assets in Argentina due to the continuing impact of the local economy on the Company’s businesses, (ii) $11 for the impairment of goodwill in an Americas plastics operation due to reduced profit projections, (iii) $20 to write-down certain assets in the European specialty packaging businesses due to reduced profit projections, (iv) $7 to write-down surplus beverage end assets in the U.S. due to the expanded use of the Company’s SuperEnd™ technology, and (v) $11 to write-off redundant equipment in the U.S., primarily due to the consolidation of operations. These charges were offset by other pre-tax gains of $1, primarily from the sale of assets.

During 2002, the Company recorded a net pre-tax charge of $247 for losses from divestitures of businesses, the sale of assets, and asset impairments outside of restructuring programs. During the fourth quarter of 2002, Constar International Inc. (“Constar”), the Company’s wholly-owned subsidiary, completed its initial public offering. The Company retained a 10.5% interest in Constar, received net proceeds of $460, and recorded a loss of $213 on the portion sold. The Company also completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, its 15% shareholding in Crown Nampak (Pty) Ltd., and certain businesses in Central and East Africa. The Company received total proceeds of $201 and recorded total pre-tax losses of $26 on these divestitures. In addition to the business divestitures, the Company sold various other assets, primarily real estate, for total proceeds of $45 and a pre-tax gain of $11. The Company also recorded asset impairment charges of (i) $10 to write-off certain surplus assets in the U.S. due to the Company’s assessment that their carrying value will not be recovered based on current operating plans, (ii) $4 to write-down the assets of a U.S. operation the Company closed in 2003, (iii) $3 to write-down the value of surplus U.S. real estate the Company has for sale, and (iv) $2 to write-off the carrying value of other assets.

The results of operations for the divested businesses included in the financial statements for 2001, excluding Constar, were:

Net sales	$158
Cost of products sold	109
Depreciation	7
Amortization	6
Selling and administrative expenses	4

The results of operations for these businesses were not material for the portion of 2002 prior to their divestiture.

Crown Holdings, Inc.

The divested businesses other than Constar were not presented as discontinued operations because their sales were initiated prior to the initial application of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Constar was not presented as a discontinued operation because the Company retained a 10.5% ownership and accounted for its investment in Constar under the equity method of accounting.

During 2001, the Company recorded a net pre-tax charge of $213 for noncash asset impairment charges and gains from asset sales. Of the total impairment charge, $204 arose from the Company’s planned divestitures of certain interests in Africa, including $71 for the reclassification of cumulative translation adjustments to earnings. The remaining impairment charge of $11 was due to the write-down of surplus equipment. The sale of surplus properties generated proceeds of $28 and a net gain of $2.

O. Capital Stock

In connection with its refinancing and reorganization in 2003, as discussed in Note A and Note R, Crown Cork & Seal Company, Inc. formed a new public holding company named Crown Holdings, Inc. Crown Cork & Seal Company, Inc. is now a wholly-owned subsidiary of Crown Holdings, Inc. Shareholders of Crown Cork & Seal Company, Inc. became shareholders of Crown Holdings, Inc. and have the same number of shares and percentage of ownership and the same rights, privileges and interests with respect to Crown Holdings, Inc. that they held in Crown Cork & Seal Company, Inc. immediately prior to the reorganization. The conversion of shares of Crown Cork & Seal Company, Inc. into shares of Crown Holdings, Inc. occurred without the physical exchange of certificates, and certificates formerly representing shares of Crown Cork & Seal Company, Inc. were deemed to represent shares of Crown Holdings, Inc. The common stock of Crown Holdings, Inc. continues to be publicly traded under the symbol “CCK” on the New York Stock Exchange.

During 2003 and 2002, respectively, the Company exchanged 5,386,809 and 33,386,880 shares of its common stock for debt and related accrued interest in privately negotiated debt-for-equity exchanges with holders of its outstanding notes and debentures.

Shares of common stock issued as compensation to non-employee directors were 64,483, 68,076 and 101,103 during 2003, 2002 and 2001, respectively.

The Company’s credit facility prohibits the payment of dividends and the repurchase of common stock, subject to certain exceptions.

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

The Board of Directors adopted a Shareholders’ Rights Plan in 1995, as amended in 2000, and declared a dividend of one right for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company’s common stock. Each right then may be exercised to acquire one share of common stock at an exercise price of $200, subject to adjustment. Alternatively, under certain circumstances involving the acquisition by a person or group of 15% or more of the Company’s common stock, each right will entitle its holder to purchase a number of shares of the Company’s common stock having a market value of two times the exercise price of the right. In the event the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company’s common stock, each right will entitle its holder to purchase a number of the acquiring company’s common shares having a market value of two times the exercise price of the right. The rights may be redeemed by the Company at $.01 per right at any time until the tenth day following public announcement that a 15% position has been acquired. The rights expire on August 10, 2005. In connection

Crown Holdings, Inc.

with the formation of Crown Holdings, Inc., the existing Shareholders’ Rights Plan was terminated. At the same time a new Rights Agreement was entered into with terms substantially identical to the terminated plan.

P. Stock Options

As of December 31, 2003, the Company had four stock-based incentive compensation plans, 1990, 1994, 1997 and 2001. The plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”) and may be subject to the achievement of certain performance goals as determined by the Plan Committee so designated by the Company’s Board of Directors. There have been no issuances of deferred stock or SARs under any of the plans. As of December 31, 2003, no further option grants were available under the 1990, 1994 and 1997 plans. Option grants under the 2001 plan are available through February 2006. Options outstanding at December 31, 2003, included grants from all four plans discussed above.

Stock options granted during 2003 generally have a maximum term of ten years and vest over three years.

A summary of stock option activity is as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at January 1	12,887,807	$19.30	12,617,139	$22.11	7,503,437	$36.70
Granted	45,000	7.09	1,820,000	5.33	5,907,469	5.17
Exercised	(161,100)	4.58	(279,750)	4.39
Canceled	(1,913,570)	33.79	(1,269,582)	30.48	(793,767)	34.01

Options outstanding
at December 31	10,858,137	$16.91	12,887,807	$19.30	12,617,139	$22.11

Options exercisable
at December 31	9,182,793	$19.00	8,629,800	$25.43	7,251,160	$31.15
Options available for
grant at December 31	1,455,875		1,361,375		2,994,725

The following table summarizes outstanding and exercisable options at December 31, 2003:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.00 to $4.25	3,322,025	7.3	$4.25	2,461,775	$4.25
$4.31 to $5.30	1,778,094	8.1	5.30	1,327,750	5.30
$5.49 to $7.44	1,642,000	6.3	7.43	1,286,000	7.43
$16.00 to $43.13	2,083,518	5.3	25.40	2,074,768	25.42
$44.13 to $54.38	2,032,500	2.7	46.59	2,032,500	46.59

	10,858,137	6.1	$16.91	9,182,793	$19.00

Crown Holdings, Inc.

The fair value of each stock option on the date of the grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk-free interest rate	3.0%	2.4%	4.5%
Expected life of option (years)	4.4	4.0	5.9
Expected stock price volatility	76.8%	74.5%	58.0%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted average grant-date fair values for options granted during 2003, 2002 and 2001 were $4.04, $2.98, and $3.36, respectively.

Q. Debt

	2003	2002

Short-term debt (1)
U.S. dollar bank loans/overdrafts	$19	$16
Other currency bank loans/overdrafts	50	38

Total short-term debt	$69	$54

Long-term debt
Credit facility borrowings: (2)
U.S. dollar		$1,576
Other currencies		100
Private placements:
U.S. dollar 7.54% due 2005		76
Senior notes and debentures:
U.S. dollar 6.75% due 2003 (3)		393
U.S. dollar 6.75% due 2003		195
Euro (€107 in 2003) 6.00% due 2004	$135	314
U.S. dollar 8.38% due 2005	61	208
U.S. dollar 7.00% due 2006 (3)	269	300
U.S. dollar 8.00% due 2023	200	200
U.S. dollar 7.38% due 2026	350	350
U.S. dollar 7.50% due 2096	150	150
Senior secured notes:
U.S. dollar 9.50% second priority due 2011 (4)	1,085
Euro (€285) 10.25% second priority due 2011	358
U.S. dollar 10.88% third priority due 2013	725
First priority term loans:
U.S. dollar at LIBOR plus 3.00%	428
Euro (€48) at LIBOR plus 4.25%	60
Other indebtedness in various currencies:
Fixed rate with rates in 2003 ranging from 1.0% to 11.5%
due 2004 through 2015	5	8
Variable rate with average rates in 2003 ranging from 2.5%
to 15.5%, due 2004 through 2007	72	109
Capital lease obligations in various currencies	8	17
Unamortized discounts and fair value adjustments (4)	(36)	4

Total long-term debt	3,870	4,000
Less: current maturities	(161)	(612)

Long-term debt, less current maturities	$3,709	$3,388

(1)	The weighted average interest rates for bank loans and overdrafts outstanding during 2003, 2002 and 2001 were 3.6%, 4.8% and 5.7%, respectively.

Crown Holdings, Inc.

(2)	The $550 credit facility is due in 2006 and bears interest at LIBOR plus 4.0%. At December 31, 2003, $458 was available under the credit facility, consisting of $550 of capacity, less $92 of standby letters of credit. There were no outstanding borrowings at December 31, 2003. The prior credit facility was due in 2003, but was reported as long-term at December 31, 2002, reflecting the Company's intent and ability to refinance these borrowings. The weighted average rate for the new credit facility in 2003 was 5.8%.
(3)	In 1996, two wholly-owned finance subsidiaries in the United Kingdom and France sold public debt securities that were fully and unconditionally guaranteed by the Company on a joint and several basis.
(4)	The $1,085 due in 2011 excludes a reduction of $30 for FAS 133 fair value adjustments related to interest rate swaps as described under "Fair Value Hedges" in Note S. The reduction is included within "unamortized discounts and fair value adjustments."

Aggregate maturities of long-term debt for the five years subsequent to 2003 are $161, $106, $313, $43 and $411, respectively. Cash payments for interest during 2003, 2002 and 2001 were $294, $333 and $469, respectively (including amounts capitalized of $1 in both 2003 and 2001).

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $4,146 at December 31, 2003.

During 2003, the Company recorded a pre-tax unrealized foreign exchange gain of $201 related to currency exposure on U.S. dollar debt issued by its European subsidiaries as described in Note R. The gain is included in translation and exchange adjustments in the Consolidated Statements of Operations.

R. Debt Refinancing

On February 26, 2003, the Company completed a refinancing and formed Crown Holdings, Inc. (“Crown” or “the Company”) as a new public holding company. The formation of Crown Holdings, Inc is more fully described in Note O.

The proceeds from the refinancing consisted of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, €285 ($306 equivalent) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, $504 of first priority term loans due in 2008 and a new $550 first priority revolving credit facility due in 2006.

The proceeds of $2,620 from the senior secured notes and term loans, and $198 of borrowings under the new $550 credit facility, were used to repay the existing credit facility, to repurchase certain of the Company’s outstanding unsecured notes prior to maturity, and to pay fees and expenses associated with the refinancing. The remaining proceeds of $344 were initially placed in restricted cash accounts and were subsequently used to repay other existing unsecured notes, including $149 prior to maturity. The Company also repurchased $86 of other unsecured notes prior to maturity. In connection with the repurchases, exchanges of debt for equity as described in Note O, and the write-off of unamortized financing fees and expenses from its previous credit facility, the Company recognized a loss of $12 from the early extinguishments of debt. During 2002, the Company recognized a gain of $28 on the exchanges of debt for equity as described in Note O.

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

Crown Holdings, Inc.

secured notes upon the occurrence of certain change of control transactions or asset sales. The note indentures contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.

The first priority term loans are payable in annual installments equal to 5.0% of the original principal amounts, beginning January 15, 2004, with a final payment due in 2008. The first payment was prepaid in December 2003. The maturity is accelerated to September 2006 in the event that Crown’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006. The term loans included $450 of borrowings in U.S. dollars by Crown Cork & Seal Americas, Inc. (“Crown Americas”), and €50 in borrowings by CEH. The U.S. dollar loans bear interest at LIBOR plus 3.00% and the euro loans bear interest at LIBOR plus 4.25%. The U.S. dollar loans are guaranteed by Crown, Crown Cork, and substantially all other U.S. subsidiaries, and are collateralized by substantially all assets of the U.S. guarantor subsidiaries. The euro loans are guaranteed by Crown, Crown Cork and substantially all other U.S. subsidiaries and by certain subsidiaries in the U.K., Canada, France, Germany, Mexico, Switzerland and Belgium. The euro loans are collateralized by substantially all assets of the U.S. guarantor subsidiaries and assets of certain of the non-U.S. guarantor subsidiaries. The revolving credit facility contains the same guarantee and collateral provisions as the term loan facility and bears interest at LIBOR plus 4.0%. All guarantees are full and unconditional on a joint and several basis.

The term loan and revolving credit facilities contain financial covenants including an interest coverage ratio, a fixed charge coverage ratio, a net leverage ratio, a first lien net leverage ratio, and a cash-inflows to cash-outflows ratio of each of Crown Americas and CEH. The facilities are mandatorily prepayable with the proceeds from certain asset sales, certain insurance recoveries on asset losses, debt issuances, equity issuances and excess cash flows, and provide that the Company must periodically repay the facility such that for a period of at least 20 consecutive days in any period of twelve consecutive months, the amount outstanding does not exceed $75. In March 2004, in connection with a tender offer, the Company accepted for purchase and payment $21 aggregate principal of its 8.38% notes due 2005 at a premium of 4.5% to principal, and €85 aggregate principal of its 6.00% notes due 2004 at a premium of 3.0% to principal.

S. Derivative Financial Instruments

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to them in the financial markets and its ability to utilize other methods, such as netting exposures for foreign exchange risk, to effectively achieve its goal of risk reduction. Counterparties to these contracts are major financial institutions.

Cash Flow Hedges. The Company designates certain derivative instruments as cash flow hedges of anticipated purchases or sales, including certain foreign currency denominated intercompany transactions. The ineffective portion of these hedges was not material and no components of the hedge instruments were excluded from the measurement of hedge effectiveness.

Prior to 2003, the Company had designated two cross-currency swaps as hedges of long-term U.S. dollar debt in the U.K. The swaps effectively converted fixed rate U.S. dollar debt into fixed rate sterling debt. In April 2003, the Company terminated one swap with a notional value of $200 and a maturity of December 2003 and received its then fair value of $13. In September 2003, the Company terminated the remaining swap with a notional value of $300 and a maturity of December 2006, received $14 and recognized a loss of $5 as a loss on sale of assets. The combined fair value of these swaps at December 31, 2002 was $22 and was reported in noncurrent assets within the Consolidated Balance Sheet.

Crown Holdings, Inc.

The Company has designated foreign exchange swaps and forwards and commodity forwards as cash flow hedges of anticipated foreign exchange and commodity transactions. Contracts outstanding at December 31, 2003 mature between one and thirteen months. The fair values of foreign exchange contracts were reported as a current liability of $11 and a current asset of $5 in 2003, and a current asset of $2 in 2002, and for the commodity contracts a current asset of $8 in 2003 and a current liability of $4 in 2002.

The changes in accumulated other comprehensive income associated with cash flow hedging activities during 2003 and 2002 were as follows:

	2003	2002

Balance at January 1	$2	($ 4)
Current period changes in fair value, net of tax	(5)	(30)
Reclassifications to earnings, net of tax	6	36

Balance at December 31	$3	$2

During the next twelve months ending December 31, 2004, income of approximately $2 is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. No amounts were reclassified to earnings during 2003 in connection with forecasted transactions that were no longer considered probable.

Fair Value Hedges. The Company designates certain derivative financial instruments as fair value hedges of recognized assets, liabilities, and unrecognized firm commitments. Amounts excluded from the assessment and measurement of hedge effectiveness were reported in earnings and amounted to less than $1 before income taxes.

Prior to 2003, the Company had designated a cross-currency swap as a hedge of long-term U.S. dollar debt in France. The swap effectively converted fixed rate U.S. dollar debt with a notional value of $200 and a maturity of December 2003 into variable rate euro debt. In September 2003, the swap was terminated and its then fair value of $35 was paid. At December 31, 2002, the swap had a fair value of $22 and was reported in noncurrent liabilities within the Consolidated Balance Sheet.

In July 2003, the Company entered into three interest rate swaps with a combined notional value of $800. The swaps effectively convert 9.5% fixed rate debt into variable rate debt at LIBOR plus 5.48%. The swaps are accounted for as fair value hedges of the second priority U.S. dollar notes due in 2011. At December 31, 2003, the combined fair value of the swaps of $30 was reported within other non-current liabilities in the Consolidated Balance Sheet. The offset to this liability was a reduction in debt.

The Company designates certain foreign currency forward exchange contracts as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and intercompany debt, and unrecognized foreign-denominated firm commitments. At December 31, 2003 and 2002, the fair values of these contracts were not material and were reported in current assets or current liabilities consistent with the classification of the hedged items. There was no impact on earnings in 2003 from a hedged firm commitment that no longer qualified as a fair value hedge.

T. Earnings Per Share (“EPS”)

The following table summarizes the basic and diluted earnings per share computations for 2003, 2002 and 2001. Basic EPS excludes all potentially dilutive securities and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise and conversion of potentially dilutive securities, including stock options, in periods when they are not anti-dilutive; otherwise, it is the same as basic EPS.

Crown Holdings, Inc.

	2003	2002	2001

Loss before cumulative effect of a change in accounting	($32)	($191)	($976)
Cumulative effect of a change in accounting, net of tax		(1,014)	4

Net loss	($32)	($1,205)	($972)

Weighted average shares outstanding:
Basic	164.7	143.8	125.6
Dilutive effect of employee stock options *

Diluted	164.7	143.8	125.6

Basic and diluted loss per share:
Before cumulative effect of a change in accounting	($.19)	($1.33)	($7.77)
Cumulative effect of a change in accounting		(7.05)	.03

Net loss	($.19)	($8.38)	($7.74)

* Potentially dilutive common stock equivalents resulting from the assumed exercise of dilutive stock options, amounting to 1.3 million in 2003 and 1.2 million in 2002, were excluded because they would have been anti-dilutive due to the net losses. In addition, common shares contingently issuable upon the exercise of outstanding stock options, amounting to 6.2 million in 2003, 8.0 million in 2002 and 11.9 million in 2001, had exercise prices above the average market price for the related periods.

U. Pensions and Other Retirement Benefits

Pensions. The Company sponsors various pension plans covering substantially all U.S., U.K. and Canadian employees, and certain other employees, and participates in certain multi-employer pension plans. The benefits under the Company plans are based primarily on years of service and either the employees’ remuneration near retirement, or a fixed dollar multiple. Contributions to multi-employer plans in which the Company and its subsidiaries participate are determined in accordance with the provisions of negotiated labor contracts or applicable local regulations.

A measurement date of December 31 was used for all plans presented below.

The 2003, 2002 and 2001 components of pension expense/(income) were as follows:

U.S.	2003	2002	2001

Service cost	$8	$9	$9
Interest cost	77	85	88
Expected return on plan assets	(64)	(76)	(98)
Recognized actuarial loss	51	37	18
Recognized prior service cost	2	2	2

Total pension expense	$74	$57	$19

Non-U.S.
Service cost	$26	$25	$27
Interest cost	139	125	132
Expected return on plan assets	(179)	(192)	(227)
Recognized actuarial loss	40	19	3
Recognized prior service cost	(6)	(7)
Cost attributable to settlements	3

Total pension expense/(income)	$23	($ 30)	($ 65)

Additional pension expense of $4 was recognized in each of the last three years for multi-employer plans.

Crown Holdings, Inc.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,279, $1,248 and $830, respectively, as of December 31, 2003, and $1,212, $1,190 and $736, respectively, as of December 31, 2002.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets was $311, $277 and $136, respectively, as of December 31, 2003 and $234, $212 and $98, respectively, as of December 31, 2002.

	U.S. Plans		Non-U.S. Plans

Projected Benefit Obligations	2003	2002	2003	2002

Benefit obligations at January 1	$1,212	$1,229	$2,060	$1,955
Service cost	8	9	26	25
Interest cost	77	85	139	125
Plan participants' contributions	1	1	8	8
Amendments			2	(65)
Settlements		(52)		(1)
Actuarial (gain)/loss	99	61	100	(86)
Benefits paid	(118)	(121)	(119)	(103)
Foreign currency exchange rate changes			258	202

Benefit obligations at December 31	$1,279	$1,212	$2,474	$2,060

Accumulated benefit obligations at December 31	$1,248	$1,190	$2,297	$1,920

	U.S. Plans		Non-U.S. Plans

Plan Assets	2003	2002	2003	2002

Fair value of plan assets at January 1	$736	$844	$2,096	$1,979
Actual return on plan assets	126	(68)	249	(6)
Employer contributions	85	125	37	19
Plan participants' contributions	1	1	8	8
Settlements		(45)
Benefits paid	(118)	(121)	(119)	(103)
Foreign currency exchange rate changes			250	199

Fair value of plan assets at December 31	$830	$736	$2,521	$2,096

Plan assets in excess of /(less than)
benefit obligation	($ 449)	($ 476)	$47	$36
Unrecognized actuarial loss	761	774	676	617
Unrecognized prior service cost	15	18	(48)	(53)

Net amount recognized	$327	$316	$675	$600

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost			$777	$672
Accrued benefit liability	($420)	($456)	(194)	(143)
Intangible asset	16	19	11	9
Accumulated other comprehensive income	731	753	81	62

Net amount recognized	$327	$316	$675	$600

The U.S. settlement in 2002 relates to the Constar initial public offering as discussed in Note N.

For U.S. plans, additional minimum pension liabilities of $747 and $772 have been recognized at December 31, 2003 and 2002, respectively. For non-U.S. plans, additional minimum pension liabilities of $92 and $71 have been recognized at December 31, 2003 and 2002, respectively.

Crown Holdings, Inc.

Additional information concerning the plan assets and expected rates of return is presented below.

	U.S. Plan Assets			Non-U.S. Plan Assets

	Weighted Average			Weighted Average

	2004	December 31,		2004	December 31,

Plan assets	Target Allocation	2003	2002	Target Allocation	2003	2002

Equity securities	70%	58%	56%	25%	27%	24%
Debt securities	12%	16%	17%	57%	56%	60%
Real estate	3%	3%	3%	8%	9%	9%
Other	15%	23%	24%	10%	8%	7%

	100%	100%	100%	100%	100%	100%

Plan assets included $55 and $49 of the Company’s common stock at December 31, 2003 and 2002, respectively.

The non-U.S. plan asset percentages are those of the U.K. plan, which is the primary non-U.S. plan with assets. The “other” caption of plan assets includes alternate investments such as private equities, hedge funds and venture capital limited partnerships.

Estimated 2004 employer contributions are $115 for the U.S. plans and $40 for the non-U.S. plans.

The Company’s investment strategy in the U.S. plan is to provide the fund with an ability to earn attractive long-term rates of return on its assets at an acceptable level of risk. The equity portions of the program are diversified within the U.S. and international markets based on capitalization, valuations and other factors. Debt securities include all sectors of the marketable bond markets.

The Company’s investment strategy in the U.K. plan is to invest 52% of its assets in investment grade bonds that match the liability profile. The remaining assets are invested in U.K. and global equities, real estate, high-yield bonds and alternate investments. The allocation of assets is determined after considering the plan’s financial position, liability profile and funding requirements.

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31, were:

U.S.	2003	2002	2001

Discount rate	6.3%	6.8%	7.3%
Compensation increase	3.0%	3.0%	3.5%

Non-U.S.
Discount rate	6.7%	6.9%	6.5%
Compensation increase	4.3%	4.4%	4.4%

The weighted average actuarial assumptions used to calculate pension expense/income for each year were:

U.S.	2003	2002	2001

Discount rate	6.8%	7.3%	7.8%
Compensation increase	3.0%	3.5%	3.5%
Long-term rate of return	9.0%	9.5%	10.0%

Non-U.S
Discount rate	6.9%	6.5%	7.2%
Compensation increase	4.4%	4.4%	5.2%
Long-term rate of return	8.5%	9.2%	10.5%

Crown Holdings, Inc.

The expected long-term rates of return are determined at each measurement date based on a review of the actual plan assets, the target allocation, and the historical returns of the capital markets, adjusted for current interest rates as appropriate. The rates for 2004 will be the same as 2003.

Other Postretirement Benefit Plans. The Company sponsors unfunded plans to provide health care and life insurance benefits to pensioners and survivors. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. Life insurance benefits are generally provided by insurance contracts. The Company reserves the right, subject to existing agreements, to change, modify or discontinue the plans. A measurement date of December 31 was used for the plans presented below.

The components of the net postretirement benefits cost were as follows:

	2003	2002	2001

Service cost	$3	$3	$5
Interest cost	45	47	47
Recognized prior service cost	(6)	(1)	(1)
Recognized actuarial loss	10	4
Loss attributable to plant closings			2

Total postretirement benefits cost	$52	$53	$53

The following provides the components of the changes in the benefit obligations, and reconciles the obligations to the amount recognized:

	2003	2002

Benefit obligations at January 1	$722	$677
Service cost	3	3
Interest cost	45	47
Amendments	(103)	(8)
Settlements		(10)
Actuarial loss	36	76
Benefits paid	(59)	(65)
Foreign currency exchange rate changes	9	2

Benefit obligations at December 31	653	722
Unrecognized actuarial loss	(203)	(176)
Unrecognized prior service cost	109	12

Net amount recognized	$559	$558

The U.S. plans were amended in 2003 to require additional retiree contributions for medical and prescription drug costs. The U.S. settlement in 2002 relates to the initial public offering of Constar as discussed in Note N.

The expected benefit payments for 2004 are approximately $50.

The health care accumulated postretirement benefit obligations were determined at December 31, 2003 and 2002 using health care trend rates of 9.1% and 10.2% decreasing to 5.0% over six years and seven years, respectively. Changing the assumed health care cost trend rate by one percentage point in each year would change the accumulated postretirement benefit obligations by approximately $50 and the total of service and interest cost by $4.

The weighted average actuarial assumptions used to calculate the benefit obligations and cost are the same as those used for the pension plans as presented above.

Employee Savings Plan. The Company sponsors Savings Investment Plans which cover substantially all domestic salaried employees who are 21 years of age. The Company matches up to 3% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Crown Holdings, Inc.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2003 and 2002 were 144,625 and 132,905, respectively, and the Company’s contributions were less than $1 in both years.

V. Income Taxes

Pre-tax income/(loss) for the years ended December 31 was taxed under the following jurisdictions:

	2003	2002	2001

U.S.	($227)	($324)	($372)
Foreign	346	179	(72)

	$119	($145)	($444)

The provision/(benefit) for income taxes consisted of the following:

Current tax:
U.S. federal	$4	($13)
State and foreign	85	74	$48

	89	61	48

Deferred tax:
U.S. federal		(26)	452
State and foreign	6	(5)	28

	6	(31)	480

Total	$95	$30	$528

During 2002, the Company recorded a receivable for U.S. tax losses that were used in 2003 to recover $13 of U.S. federal taxes paid in prior years. Also during 2002, the Company used prior year tax losses to recover $24 of U.S. federal taxes paid in prior years. As of December 31, 2003, there were no additional recoveries available to the Company for U.S. federal taxes paid in prior years. During 2001, the Company established a valuation allowance of $659 to fully reserve its net U.S. deferred tax assets as of December 31, 2001. This allowance included a charge of $452 as shown in the table above for pre-2001 deferred tax assets, $114 for benefits not recognized on current-year losses, and $93 for the deferred tax on the 2001 addition to the minimum pension liability. The federal provision of $452 included a charge of $122 for deferred tax assets that were set up for prior years’ additional minimum pension liability. In the event that the minimum pension liability is substantially eliminated in future periods, the Company will recognize an income tax benefit of $122.

The provision for income taxes differed from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2003	2002	2001

U.S. statutory rate at 35%	$42	($51)	($155)
Tax on foreign income	(16)	(11)	(14)
Amortization of goodwill			39
Valuation allowance	64	(30)	588
Impairment losses	4		71
Sale of businesses		119
Other items, net	1	3	(1)

Income tax provision	$95	$30	$528

Crown Holdings, Inc.

The valuation allowance caption in 2003 primarily includes current year losses in the U.S. and Argentina for which the Company recorded no benefit. The loss in Argentina was primarily due to the asset impairment charge described in Note N. The impairment loss caption in 2003 includes the effect of the non-deductible goodwill impairment charge described in Note N.

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

The valuation allowance caption for 2002 includes $24 for the recovery of U.S. federal taxes paid in prior years as discussed above, and other adjustments of $6. The caption also includes a credit of $20 for tax contingencies resolved in the U.S. and a charge of $20 for a tax contingency which arose in Europe. The valuation allowance caption for 2001 includes $566 to reserve for U.S. deferred tax assets and $22 for other adjustments. The impairment loss caption for 2001 includes the non-deductible write-offs of goodwill and accumulated foreign currency translation adjustments on the sale of certain African subsidiaries described in Note N.

The Company paid taxes, net of refunds, of $50, $22 and $54 in 2003, 2002 and 2001, respectively.

The components of deferred taxes at December 31, were:

	2003	2002

Depreciation	($248)	($243)
Tax loss and credit carryforwards	302	366
Postretirement and postemployment benefits	201	208
Pensions	(77)	(35)
Asbestos	84	92
Inventories	(14)	(16)
Accruals and other	50	27
Valuation allowances	(596)	(695)

Net liability	($298)	($296)

Prepaid expenses and other current assets included $16 and $17 of deferred tax assets at December 31, 2003 and 2002, respectively.

Carryforwards of $8 expire over the next five years; $166 expire in years six through twenty; and $128 can be utilized over an indefinite period.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $790 and $719 as of December 31, 2003 and 2002, respectively. Management has no plans to distribute such earnings in the foreseeable future.

W. Segment Information

The Company is organized on the basis of geographic regions with three reportable operating segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada and South and Central America. Europe includes Europe, Africa and the Middle East. Although the economic environments within each of these reportable segments are diverse, they are similar in the nature of their products, the production processes, the types or classes of customers for products and the methods used to distribute products. Asia-Pacific, although below reportable segment thresholds, has been designated as a reportable segment because considerable review is made of this region for the allocation of resources. Each segment is an operating division within the Company with a President who reports directly to the Chief Executive Officer of the Company. “Corporate” includes Corporate Technology and headquarters costs.

Crown Holdings, Inc.

The Company evaluates performance and allocates resources based on segment income. Segment income is defined by the Company as net sales less cost of products sold, depreciation and amortization, selling and administrative expense and provision for restructuring. The accounting policies for each reportable segment are the same as those described in Note A.

The tables below present information about operating segments for the years ended December 31, 2003, 2002 and 2001:

	December 31, 2003

	Americas	Europe	Asia-Pacific	Corporate	Total
External sales	$2,715	$3,559	$356		$6,630
Depreciation & amortization	115	185	19	$7	326
Provision for restructuring	5	14			19
Segment income/(loss)	135	310	53	(89)	409
Capital expenditures	50	60	4	6	120
Equity investments	34	42		7	83
Deferred tax assets	5	28	8		41
Segment assets	1,947	5,269	326	231	7,773

	December 31, 2002

	Americas	Europe	Asia-Pacific	Corporate	Total
External sales	$3,227	$3,235	$330		$6,792
Depreciation & amortization	165	182	20	$8	375
Provision for restructuring	(1)	13	7		19
Segment income/(loss)	220	301	30	(89)	462
Capital expenditures	46	66	2	1	115
Equity investments	40	41		30	111
Deferred tax assets	5	116	8		129
Segment assets	2,144	4,832	321	208	7,505

	December 31, 2001

	Americas	Europe	Asia-Pacific	Corporate	Total
External sales	$3,666	$3,200	$321		$7,187
Depreciation & amortization	212	259	21	$7	499
Provision for restructuring	36	12			48
Segment income/(loss)	71	254	27	(85)	267
Capital expenditures	75	82	6	5	168
Equity investments	34	65			99
Deferred tax assets	5	100	11	1	117
Segment assets	3,364	5,644	388	224	9,620

Crown Holdings, Inc.

A reconciliation of segment income to consolidated income/(loss) before income taxes, minority interests, equity earnings and cumulative effect of a change in accounting for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001

Segment income	$409	$462	$267
Interest expense	379	342	455
Interest income	(11)	(11)	(18)
Provision for asset impairments
and loss/gain on sale of assets	73	247	213
Provision for asbestos	44	30	51
Loss/(gain) from early extinguishments of debt	12	(28)
Translation and exchange adjustments	(207)	27	10

Income/(loss) before income taxes, minority interests,
equity earnings and cumulative effect of a change
in accounting	$119	($145)	($444)

For the years ended December 31, 2003, 2002 and 2001, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Sales by major product were:

	2003		2002	2001

Metal beverage cans and ends	$2,431		$2,309	$2,349
Metal food cans and ends	2,110		1,944	2,057
Other metal packaging	1,184		1,113	1,171
Plastic packaging	840	*	1,367	1,550
Other products	65		59	60

Consolidated net sales	$6,630		$6,792	$7,187

Sales and long-lived assets for the major countries in which the Company operates were:

	Net Sales				Long-lived Assets

	2003		2002	2001	2003	2002	2001

United States	$2,013	*	$2,528	$2,898	$574	$657	$985
United Kingdom	839		842	834	322	340	389
France	743		652	657	213	204	205
Other	3,035		2,770	2,798	1,003	1,011	1,039

Consolidated total	$6,630		$6,792	$7,187	$2,112	$2,212	$2,618

*	The decline in sales for 2003 was primarily due to the initial public offering of Constar in November 2002 and the resulting deconsolidation.

Crown Holdings, Inc.

X. Condensed Combining Financial Information

In connection with the Company’s refinancing as discussed in Note R, Crown European Holdings, a 100% owned subsidiary of the Company, issued $2,116 of senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantor information includes substantially all subsidiaries in the United States, the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the three years ended December 31, 2003, 2002 and 2001, and
•	balance sheets as of December 31, 2003 and 2002

are presented on the following pages to comply with the Company’s requirement under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,630	$2,000		$6,630

Cost of products sold, excluding
depreciation and amortization		($15)	3,946	1,608		5,539
Depreciation and amortization			227	99		326

Gross profit		15	457	293		765

Selling and administrative expense			267	70		337
Provision for asbestos			44			44
Provision for restructuring			17	2		19
Provision for asset impairments and
loss/gain on sale of assets		71	70	30	($98)	73
Loss from early extinguishments of debt			12			12
Net interest expense		102	278	(12)		368
Technology royalty			(25)	25
Translation and exchange adjustments		(63)	(103)	(41)		(207)

Income/(loss) before income taxes, minority
interests and equity earnings		(95)	(103)	219	98	119
Provision for income taxes			29	66		95
Equity earnings/(loss)	($32)	249	124		(341)

Income/(loss) before minority interests and
equity earnings	(32)	154	(8)	153	(243)	24
Minority interests and equity earnings			(24)	(32)		(56)

Net income/(loss)	($32)	$154	($32)	$121	($243)	($32)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,971	$1,821		$6,792

Cost of products sold, excluding
depreciation and amortization		($11)	4,139	1,491		5,619
Depreciation and amortization			274	101		375

Gross profit		11	558	229		798

Selling and administrative expense		(1)	253	65		317
Provision for asbestos			30			30
Provision for restructuring			10	9		19
Provision for asset impairments and
loss/gain on sale of assets		32	223	8	($16)	247
Gain from early extinguishments of debt			(28)			(28)
Net interest expense		19	315	(3)		331
Technology royalty			(22)	22
Translation and exchange adjustments			2	25		27

Income/(loss) before income taxes, minority
interests, equity earnings and cumulative
effect of a change in accounting		(39)	(225)	103	16	(145)
Provision for income taxes			1	29		30
Equity earnings/(loss)	($191)	106	35		50

Income/(loss) before minority interests,
equity earnings and cumulative effect
of a change in accounting	(191)	67	(191)	74	66	(175)
Minority interests and equity earnings				(16)		(16)
Cumulative effect of a change
in accounting, net of tax	(1,014)	(894)	(1,014)	(231)	2,139	(1,014)

Net loss	($1,205)	($827)	($1,205)	($173)	$2,205	($1,205)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2001
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$5,346	$1,841		$7,187

Cost of products sold, excluding
depreciation and amortization		($13)	4,588	1,488		6,063
Depreciation and amortization			285	101		386

Gross profit		13	473	252		738

Goodwill amortization			88	25		113
Selling and administrative expense		(1)	240	71		310
Provision for asbestos			51			51
Provision for restructuring			40	8		48
Provision for asset impairments and
loss/gain on sale of assets			5	208		213
Net interest expense		14	410	13		437
Technology royalty			(20)	20
Translation and exchange adjustments			1	9		10

Loss before income taxes, minority interests,
equity earnings and cumulative
effect of a change in accounting			(342)	(102)		(444)
Provision for income taxes			492	36		528
Equity earnings/(loss)	($976)	(154)	(142)		$1,272

Loss before minority interests, equity
earnings and cumulative effect
of a change in accounting	(976	(154)	(976)	(138)	1,272	(972)
Minority interests and equity earnings				(4)		(4)
Cumulative effect of a change
in accounting, net of tax	4	4	4	4	(12)	4

Net loss	($972)	($150)	($972)	($138)	$1,260	($972)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$5	$118	$278		$401
Receivables, net		12	299	483		794
Intercompany receivables			38	28	($66)
Inventories			515	300		815
Prepaid expenses and other current assets			78	34		112

Total current assets		17	1,048	1,123	(66)	2,122

Long-term notes and receivables			14	9		23
Intercompany debt receivables	$8	2,452	1,456	1,141	(5,057)
Investments			66	17		83
Investments in subsidiaries	138	3,393	310		(3,841)
Goodwill			1,831	611		2,442
Property, plant and equipment, net			1,419	693		2,112
Other non-current assets		85	884	22		991

Total	$146	$5,947	$7,028	$3,616	($8,964)	$7,773

Liabilities and shareholders' equity
Current liabilities
Short-term debt			$46	$23		$69
Current maturities of long-term debt			3	158		161
Accounts payable and accrued liabilities	$6	$97	1,124	523	($6)	1,744
Intercompany payables			28	38	(66)
Income taxes payable			35	27		62

Total current liabilities	6	97	1,236	769	(72)	2,036

Long-term debt, excluding current maturities		2,197	1,458	54		3,709
Long-term intercompany debt		1,799	2,668	582	(5,049)
Postretirement and pension liabilities			974	11		985
Other non-current liabilities		31	552	123		706
Minority interests				197		197
Commitments and contingent liabilities

Shareholders' equity	140	1,823	140	1,880	(3,843)	140

Total	$146	$5,947	$7,028	$3,616	($8,964)	$7,773

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2002
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$1	$139	$223		$363
Receivables, net		4	278	500		782
Intercompany receivables			53	39	($92)
Inventories			518	261		779
Prepaid expenses and other current assets			64	36		100

Total current assets		5	1,052	1,059	(92)	2,024

Long-term notes and receivables			17	7		24
Intercompany debt receivables		6	589	1,080	(1,675)
Investments			89	22		111
Investments in subsidiaries	($87)	2,537	1,042		(3,492)
Goodwill			1,762	507		2,269
Property, plant and equipment, net			1,493	719		2,212
Other non-current assets			739	126		865

Total	($87)	$2,548	$6,783	$3,520	($5,259)	$7,505

Liabilities and shareholders' equity/(deficit)
Current liabilities
Short-term debt			$23	$31		$54
Current maturities of long-term debt			399	213		612
Accounts payable and accrued liabilities		$7	1,069	465		1,541
Intercompany payables			39	53	($92)
Income taxes payable		2	41	20		63

Total current liabilities		9	1,571	782	(92)	2,270

Long-term debt, excluding current maturities			2,971	417		3,388
Long-term intercompany debt		271	809	595	(1,675)
Postretirement and pension liabilities		1	959	22		982
Other non-current liabilities			560	196		756
Minority interests				196		196
Commitments and contingent liabilities

Shareholders' equity/(deficit)	($87)	2,267	(87)	1,312	(3,492)	(87)

Total	($87)	$2,548	$6,783	$3,520	($5,259)	$7,505

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities		($ 10)	$106	$338		$434

Cash flows from investing activities
Capital expenditures			(86)	(34)		(120)
Funding of restricted cash accounts			(228)	(116)		(344)
Withdrawals from restricted cash accounts			228	116		344
Proceeds from sale of property, plant and equipment			30	5		35
Intercompany investing activities		(1,118)	1,196	34	($112)
Other, net		(9)	3	(9)		(15)

Net cash provided by/(used for)
investing activities		(1,127)	1,143	(4)	(112)	(100)

Cash flows from financing activities
Proceeds from long-term debt		2,170	450	5		2,625
Payments of long-term debt		(3)	(651)	(455)		(1,109)
Net change in short-term debt			(1,670)	(3)		(1,673)
Net change in long-term intercompany balances	($2)	(940)	666	274	2
Dividends paid			(47)	(65)	112
Debt issue costs		(86)	(55)			(141)
Net payment from termination of cross-currency swaps			27	(35)		(8)
Common stock issued	2		2		(2)	2
Dividends paid to minority interests, net of contributions				(24)		(24)

Net cash provided by/(used for)
financing activities	0	1,141	(1,278)	(303)	112	(328)

Effect of exchange rate changes on cash and cash
equivalents			8	24		32

Net change in cash and cash equivalents		4	(21)	55		38
Cash and cash equivalents at January 1		1	139	223		363

Cash and cash equivalents at December 31	$0	$5	$118	$278	$0	$401

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by operating activities			$126	$289		$415

Cash flows from investing activities
Capital expenditures			(59)	(56)		(115)
Proceeds from sale of businesses			637	24		661
Proceeds from sale of property, plant and equipment			30	15		45
Intercompany investing activities		$148	42	(58)	($132)
Other, net			(6)	6

Net cash provided by/(used for)
investing activities		148	644	(69)	(132)	591

Cash flows from financing activities
Proceeds from long-term debt				87		87
Payments of long-term debt			(217)	(47)		(264)
Net change in short-term debt			(894)	(30)		(924)
Net change in long-term intercompany balances		(147)	305	(158)
Dividends paid			(4)	(128)	132
Common stock issued			3			3
Dividends paid to minority interests, net of contributions				(30)		(30)

Net cash used for financing activities		(147)	(807)	(306)	132	(1,128)

Effect of exchange rate changes on cash and cash
equivalents			8	21		29

Net change in cash and cash equivalents		1	(29)	(65)		(93)
Cash and cash equivalents at January 1			168	288		456

Cash and cash equivalents at December 31	$0	$1	$139	$223	$0	$363

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2001
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities		($10)	($8)	$328		$310

Cash flows from investing activities
Capital expenditures			(134)	(34)		(168)
Proceeds from sale of property, plant and equipment			19	9		28
Intercompany investing activities		(338)	607	(250)	($19)
Other, net			(3)	(20)		(23)

Net cash provided by/(used for)
investing activities		(338)	489	(295)	(19)	(163)

Cash flows from financing activities
Proceeds from long-term debt			400	2		402
Payments of long-term debt			(14)	(63)		(77)
Net change in short-term debt			(201)	(166)		(367)
Debt issue costs			(30)			(30)
Net change in long-term intercompany balances		348	(566)	218
Repayment of shareholder notes			4			4
Dividends paid			(2)	(17)	19
Minority contributions, net of dividends paid				5		5

Net cash provided by/(used for)
financing activities		348	(409)	(21)	19	(63)

Effect of exchange rate changes on cash and cash
equivalents			(1)	(9)		(10)

Net change in cash and cash equivalents			71	3		74
Cash and cash equivalents at January 1			97	285		382

Cash and cash equivalents at December 31	$0	$0	$168	$288	$0	$456

Crown Holdings, Inc.

Y. Condensed Combining Financial Information

Crown Cork & Seal Company, Inc., a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. No other subsidiary guarantees the debt. The following condensed combining financial statements:

•	statements of operations and cash flows for the three years ended December 31, 2003, 2002 and 2001, and

•	balance sheets as of December 31, 2003 and 2002

are presented on the following pages to comply with the Company’s requirement under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2003 (in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$6,630		$6,630

Cost of products sold, excluding depreciation
and amortization			5,539		5,539
Depreciation and amortization			326		326

Gross profit			765		765

Selling and administrative expense			337		337
Provision for asbestos		$44			44
Provision for restructuring			19		19
Provision for asset impairments and loss/gain on
sale of assets		(156)	73	$156	73
(Gain)/loss from early extinguishments of debt		21	(9)		12
Net interest expense		309	59		368
Translation and exchange adjustments			(207)		(207)

Income/(loss) before income taxes, minority interests,
and equity earnings		(218)	493	(156)	119
Provision / (benefit) for income taxes		(47)	142		95
Equity earnings/(loss)	($32)	159		(127)

Income/(loss) before minority interests
and equity earnings	(32)	(12)	351	(283)	24
Minority interests and equity earnings		(20)	(36)		(56)

Net income/(loss)	($32)	($32)	$315	($283)	($32)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$6,792		$6,792

Cost of products sold, excluding depreciation
and amortization			5,619		5,619
Depreciation and amortization			375		375

Gross profit			798		798

Selling and administrative expense			317		317
Provision for asbestos		$30			30
Provision for restructuring			19		19
Provision for asset impairments and loss/gain on
sale of assets		213	34		247
Gain from early extinguishments of debt		(22)	(6)		(28)
Net interest expense		311	20		331
Translation and exchange adjustments			27		27

Income/(loss) before income taxes, minority interests,
equity earnings and cumulative effect
of a change in accounting		(532)	387		(145)
Provision/(benefit) for income taxes		(92)	122		30
Equity earnings/(loss)	($191)	242		($51)

Income/(loss) before minority interests, equity earnings
and cumulative effect of a change in accounting	(191)	(198)	265	(51)	(175)
Minority interests and equity earnings		7	(23)		(16)
Cumulative effect of a change in accounting	(1,014)	(1,014)	(1,014)	2,028	(1,014)

Net loss	($1,205)	($1,205)	($772)	$1,977	($1,205)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2001
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$7,187		$7,187

Cost of products sold, excluding depreciation
and amortization			6,063		6,063
Depreciation and amortization			386		386

Gross profit			738		738

Goodwill amortization			113		113
Selling and administrative expense			310		310
Provision for asbestos		$51			51
Provision for restructuring			48		48
Provision for asset impairments and loss/gain on
sale of assets			213		213
Net interest expense		366	71		437
Translation and exchange adjustments			10		10

Loss before income taxes, minority interests,
equity earnings and cumulative effect of a
change in accounting		(417)	(27)		(444)
Provision for income taxes		290	238		528
Equity earnings/(loss)	($976)	(274)		$1,250

Loss before minority interests, equity earnings
and cumulative effect of a change in accounting	(976)	(981)	(265)	1,250	(972)
Minority interests and equity earnings		5	(9)		(4)
Cumulative effect of a change in accounting	4	4	4	(8)	4

Net loss	($972)	($972)	($270)	$1,242	($972)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$401		$401
Receivables, net			794		794
Inventories			815		815
Prepaid expenses and other current assets			112		112

Total current assets			2,122		2,122

Long-term notes and receivables			23		23
Intercompany debt receivables	$8		3,307	($3,315)
Investments	138	$4,473	37	(4,565)	83
Goodwill			2,442		2,442
Property, plant and equipment, net			2,112		2,112
Other non-current assets		9	982		991

Total	$146	$4,482	$11,025	($7,880)	$7,773

Liabilities and shareholders' equity
Current liabilities
Short-term debt			$69		$69
Current maturities of long-term debt		$1	160		161
Accounts payable and accrued liabilities	$6	81	1,657		1,744
Income taxes payable		4	58		62

Total current liabilities	6	86	1,944		2,036

Long-term debt, excluding current maturities		759	2,950		3,709
Long-term intercompany debt		3,315		($3,315)
Postretirement and pension liabilities			985		985
Other non-current liabilities		184	522		706
Minority interests			197		197
Commitments and contingent liabilities

Shareholders' equity	140	138	4,427	(4,565)	140

Total	$146	$4,482	$11,025	($7,880)	$7,773

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2002
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$363		$363
Receivables, net			782		782
Inventories			779		779
Prepaid expenses and other current assets		$20	80		100

Total current assets		20	2,004		2,024

Long-term notes and receivables			24		24
Intercompany debt receivables			1,974	($1,974)
Investments	($87)	4,820	22	(4,644)	111
Goodwill			2,269		2,269
Property, plant and equipment, net			2,212		2,212
Other non-current assets		7	858		865

Total	($87)	$4,847	$9,363	($6,618)	$7,505

Liabilities and shareholders' equity/(deficit)
Current liabilities
Short-term debt			$54		$54
Current maturities of long-term debt		$195	417		612
Accounts payable and accrued liabilities		89	1,452		1,541
Income taxes payable			63		63

Total current liabilities		284	1,986		2,270

Long-term debt, excluding current maturities		2,483	905		3,388
Long-term intercompany debt		1,974		($1,974)
Postretirement and pension liabilities			982		982
Other non-current liabilities		193	563		756
Minority interests			196		196
Commitments and contingent liabilities

Shareholders' equity/(deficit)	($87)	(87)	4,731	(4,644)	(87)

Total	($87)	$4,847	$9,363	($6,618)	$7,505

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($ 323)	$757		$434

Cash flows from investing activities
Capital expenditures			(120)		(120)
Funding of restricted cash accounts			(344)		(344)
Withdrawals from restricted cash accounts			344		344
Proceeds from sale of property, plant and equipment			35		35
Intercompany investing activities		855	(877)	$22
Other, net		4	(19)		(15)

Net cash provided by/(used for)
investing activities		859	(981)	22	(100)

Cash flows from financing activities
Proceeds from long-term debt			2,625		2,625
Payments of long-term debt		(329)	(780)		(1,109)
Net change in short-term debt		(1,576)	(97)		(1,673)
Debt issue costs			(141)		(141)
Net payment from termination of cross-currency swaps			(8)		(8)
Net change in long-term intercompany balances	($2)	1,342	(1,340)
Dividends paid			(5)	5
Common stock issued	2	27		(27)	2
Dividends paid to minority interests, net of contributions .			(24)		(24)

Net cash provided by/(used for)
financing activities		(536)	230	(22)	(328)

Effect of exchange rate changes on cash
and cash equivalents			32		32

Net change in cash and cash equivalents			38		38
Cash and cash equivalents at January 1			363		363

Cash and cash equivalents at December 31	$0	$0	$401	$0	$401

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($313)	$728		$415

Cash flows from investing activities
Capital expenditures			(115)		(115)
Proceeds from sale of businesses		460	201		661
Proceeds from sale of property, plant and equipment			45		45
Intercompany investing activities		(108)	89	$19

Net cash provided by investing activities		352	220	19	591

Cash flows from financing activities
Proceeds from long-term debt			87		87
Payments of long-term debt		(212)	(52)		(264)
Net change in short-term debt		(226)	(698)		(924)
Net change in long-term intercompany balances		366	(366)
Dividends paid			(11)	11
Common stock issued		33		(30)	3
Dividends paid to minority interests, net of contributions			(30)		(30)

Net cash used for financing activities		(39)	(1,070)	(19)	(1,128)

Effect of exchange rate changes on cash
and cash equivalents			29		29

Net change in cash and cash equivalents			(93)		(93)

Cash and cash equivalents at January 1			456		456

Cash and cash equivalents at December 31	$0	$0	$363	$0	$363

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2001
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($537)	$847		$310

Cash flows from investing activities
Capital expenditures			(168)		(168)
Proceeds from sale of property, plant and equipment			28		28
Intercompany investing activities		242	(237)	($5)
Other, net			(23)		(23)

Net cash provided by / (used for)
investing activities		242	(400)	(5)	(163)

Cash flows from financing activities
Proceeds from long-term debt		400	2		402
Payments of long-term debt			(77)		(77)
Net change in short-term debt		(531)	164		(367)
Debt issue costs		(30)			(30)
Net change in long-term intercompany balances		452	(452)
Dividends paid			(5)	5
Repayment of shareholder notes		4			4
Minority contributions, net of dividends paid			5		5

Net cash provided by / (used for)
financing activities		295	(363)	5	(63)

Effect of exchange rate changes on cash
and cash equivalents			(10)		(10)

Net change in cash and cash equivalents			74		74

Cash and cash equivalents at January 1			382		382

Cash and cash equivalents at December 31	$0	$0	$456	$0	$456

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2003								2002

	First		Second		Third		Fourth		First		Second		Third		Fourth

Net sales	$1,460		$1,726		$1,853		$1,591		$1,567		$1,789		$1,892		$1,544
Gross profit*	148		219		240		158		171		240		246		141
Income/(loss) before cumulative
effect of a change in accounting	(34)		50		6		(54)		(54)		64		71		(272)
Cumulative effect of a
change in accounting									(1,014)
Net income/(loss)	(34	)(1)	50	(2)	6	(3)	(54	)(4)	(1,068	)(5)	64	(6)	71	(7)	(272	)(8)

Earnings/(loss) per average
common share: †
Basic - income/(loss) before
cumulative effect of a
change in accounting	($.21)		$.30		$.04		($.33)		($.43)		$.49		$.45		($1.71)
Cumulative effect of a change
in accounting									($8.07)
Net income/(loss)	($.21)		$.30		$.04		($.33)		($8.50)		$.49		$.45		($1.71)
Diluted - income/(loss) before
cumulative effect of a
change in accounting	($.21)		$.30		$.04		($.33)		($.43)		$.48		$.45		($1.71)
Cumulative effect of a change
in accounting									($8.07)
Net income/(loss)	($.21	)(1)	$.30	(2)	$.04	(3)	($.33	)(4)	($8.50	)(5)	$.48	(6)	$.45	(7)	($1.71	)(8)
Average common shares outstanding:
Basic	163.8		164.9		164.9		165.0		125.7		131.1		158.4		159.4
Diluted	163.8		165.8		166.2		165.0		125.7		133.2		159.1		159.4

Common stock price range: **
High	$12.70		$7.20		$6.85		$9.50		$9.14		$12.65		$7.50		$9.21
Low	3.20		6.95		6.70		6.76		2.55		6.30		3.20		4.01
Close	5.62		7.14		6.75		9.06		8.95		6.85		5.25		7.95

†	Diluted earnings per share for 2003 and 2002 are the same as basic because common shares contingently issuable upon the exercise of stock options were either not material or were anti-dilutive, or the grant prices of the then outstanding options were above the average market price for the related periods.
*	The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.
**	Source: New York Stock Exchange-- Composite Transactions
(1)	Includes a loss from the early extinguishment of debt of $11 ($13 after taxes or $.08 per share) and a foreign exchange gain on U.S. dollar debt in Europe of $13 ($11 after taxes or $.07 per share).
(2)	Includes a gain of $3 ($2 after taxes or $.01 per share) for asset sales, a gain from the early extinguishment of debt of $2 ($1 after taxes or $.01 per share), a foreign exchange gain of $51 ($42 after taxes or $.25 per share) on U.S. dollar debt in Europe, and a loss of $22 ($22 after taxes or $.13 per share) for the Company's share of a goodwill impairment charge recorded by Constar.
(3)	Includes a net after-tax restructuring charge of $3, a charge for asset impairments and asset sales of $46 ($44 after taxes or $.27 per share) and a foreign exchange gain of $47 ($28 after taxes or $.17 per share) on U.S. dollar debt in Europe.
(4)	Includes a net after-tax restructuring charge of $11, a charge for asbestos of $44 ($44 after taxes or $.27 per share), a charge for asset impairments and sales of $30 ($24 after taxes or $.14 per share), a loss from the early extinguishment of debt of $3 ($3 after taxes or $.02 per share) and a foreign exchange gain of $90 ($62 after taxes or $.37 per share) on U.S. dollar debt in Europe.
(5)	Includes net after-tax restructuring charges of $2, a loss on the sale of businesses of $24 ($32 after taxes or $.25 per share) and a charge of $1,014 for the cumulative effect of a change in accounting from the adoption of FAS 142.
(6)	Includes a gain from the early extinguishment of debt of $25 ($25 after taxes or $.19 per share).
(7)	Includes net after-tax restructuring charges of $1, a loss on the sale of businesses of $3 ($3 after taxes or $.02 per share), a gain from the early extinguishment of debt of $3 ($3 after taxes or $.02 per share), fees related to the Constar offering of $3 ($3 after taxes or $.02 per share) and tax credits from the carryback of U.S. losses of $24 ($.15 per share).
(8)	Includes net after-tax restructuring charges of $12, an after-tax loss on the sales of Constar and other assets of $221 or $1.39 per share and a provision for asbestos of $30 or $.19 per share.

Crown Holdings, Inc.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D	COLUMN E

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- Write-Offs	Balance at end of period

For the Year Ended December 31, 2003

Allowances deducted from
assets to which they apply:

Trade accounts receivable	$54	$1	$1		$56

Deferred tax assets	695	64		$163	596

For the Year Ended December 31, 2002

Allowances deducted from
assets to which they apply:

Trade accounts receivable	95	20		61	54

Deferred tax assets	766	(30)	(41)		695

For the Year Ended December 31, 2001

Allowances deducted from
assets to which they apply:

Trade accounts receivable	116	5		26	95

Deferred tax assets	104	574 *	93	5	766

* Includes $452 for pre-2001 U.S. deferred tax assets and $114 for tax benefits not recognized on 2001 U.S. losses.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

At the end of the quarter prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation and as of the end of the quarter for which this report is made, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information to be disclosed in reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Present Title	Year Assumed Present Position
John W. Conway	58	Chairman of the Board, President and Chief Executive Officer	2001
Alan W. Rutherford	60	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer	1992
William R. Apted	56	President-European Division	2000
Frank J. Mechura	61	President-Americas Division	2001
William H. Voss	58	President-Asia-Pacific Division	1996
Timothy J. Donahue	41	Senior Vice President - Finance	2000
Thomas A. Kelly	44	Vice President and Corporate Controller	2000

All of the principal executive officers have been employed by the Company for the past five years.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation” and “Corporate Governance” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting April 22, 2004,” “Equity-Compensation Plan Information” and “Common Stock Ownership of Directors and Executive Officers” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in the Company’s Proxy Statement within the section entitled “Principal Accountant Fees and Services” and is incorporated herein by reference.

Crown Holdings, Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	The following documents are filed as part of this report:

(1)	All Financial Statements:

Crown Holdings, Inc. and Subsidiaries (see Part II pages 26 through 74 of this Report).

(2)	Financial Statement Schedules:

Schedule Number II. - Valuation and Qualifying Accounts and Reserves (see page 74 of this Report).

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits

3.a	Articles of Incorporation of Crown Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Crown Holdings, Inc.'s (successor registrant to Crown Cork & Seal Company, Inc.(the "Registrant")) Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

3.b	By-laws of Crown Holdings, Inc.

4.a	Specimen certificate of Registrant's Common Stock (incorporated by reference to Exhibit 4.a of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

4.b	Form of the Registrant's 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.c	Officers' Certificate (incorporated by reference to Exhibit 4.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

4.d	Indenture dated as of April 1, 1993 between Crown Cork & Seal Company, Inc. and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant's Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

4.e	Terms Agreement dated March 31, 1993 (incorporated by reference to Exhibit 27 of the Registrant's Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.f	Indenture dated as of January 15, 1995 between Crown Cork & Seal Company, Inc. and Chemical Bank, as Trustee (incorporated by reference to Exhibit 4 of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.g	Form of 8-3/8% Notes Due 2005 (incorporated by reference to Exhibit 99a of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.h	Officers' Certificate dated January 25, 1995 (incorporated by reference to Exhibit 99b of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.i	Terms Agreement dated January 18, 1995 (incorporated by reference to Exhibit 99c of the Registrant's Current Report on Form 8-K dated January 25, 1995 (File No. 1-2227)).

4.j	Indenture, dated December 17, 1996, among Crown Cork & Seal Company, Inc., Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.k	Form of the Registrant's 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

Crown Holdings, Inc.

4.l	Officers' Certificate for 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

4.m	Form of the Registrant's 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1- 2227)).

4.n	Officers' Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.o	Form of UK 7% Notes Due 2006 (incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.p	Officers' Certificate for 7% Notes Due 2006 (incorporated by reference to Exhibit 99.9 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.q	Terms Agreement dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.r	Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 dated November 26, 1996 amended December 5 and 10, 1996 (File No. 333-16869)).

4.s	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registrant's Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and December 10, 1996 (File No. 333-16869)).

4.t	Rights Agreement, dated as of February 21, 2003, by and between Crown Holdings, Inc. and Equiserve Trust Company, N.A. as Rights Agent (incorporated by reference to the Registrant's Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189).

4.u	Supplemental Indenture to Indenture dated April 1, 1993, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant's Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.v	Supplemental Indenture to Indenture dated January 15, 1995, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant's Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.w	Supplemental Indenture to Indenture dated December 17, 1996, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer and Guarantor, Crown Cork & Seal Finance PLC, as Issuer, Crown Cork & Seal Finance S.A., as Issuer, Crown Holdings, Inc., as Additional Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant's Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.x	Credit Agreement, dated as of February 26, 2003 among Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., as Parent Guarantors, Crown European Holdings SA, as Euro Borrower, Crown Cork & Seal Americas, Inc. as U.S. Borrower, the Subsidiary Borrowers Named therein, the Lenders referred to therein, Citicorp North America, Inc., as Administrative Agent and Citibank International plc, as U.K. Administrative Agent (incorporated by reference to Exhibit 4.cc of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.y	Euro Pledge Agreement, dated as of February 26, 2003 among Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., Crown Cork & Seal Americas, Inc. and the Domestic Subsidiaries party thereto, as Pledgors, and Citicorp Trustee Company Limited, as Euro Collateral Agent (incorporated by reference to Exhibit 4.dd of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.z	CEH Pledge Agreement, dated as of February 26, 2003 among Crown European Holdings, as Pledgor, and Citicorp Trustee Company Limited, as Euro Collateral Agent (incorporated by reference to Exhibit 4.ee of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

Crown Holdings, Inc.

4.aa	Shared Pledge Agreement, dated as of February 26, 2003 among Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Americas, Inc., Crown International Holdings, Inc. and the Domestic Subsidiaries party thereto, as Pledgors, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.ff of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.bb	Bank Pledge Agreement, dated as of February 26, 2003 among Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Americas, Inc., Crown International Holdings, Inc. and the Domestic Subsidiaries party thereto, as Grantors, and Citicorp North Americas, Inc., as U.S. Collateral Agent (incorporated by reference to Exhibit 4.gg of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.cc	U.S. Security Agreement, dated as of February 26, 2003 among Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Americas, Inc., Crown International Holdings, Inc. and the Domestic Subsidiaries party thereto, as Grantors, and Citicorp North America, Inc., as U.S. Collateral Agent (incorporated by reference to Exhibit 4.ii of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.dd	U.S. Guarantee Agreement, dated as of February 26, 2003 among the Domestic Subsidiaries referred to therein and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 4.jj of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.ee	Non-U.S. Guarantee Agreement, dated as of February 26, 2003 among the Guarantors referred to therein and Citibank International plc, as U.K. Administrative Agent (incorporated by reference to Exhibit 4.kk of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189))

4.ff	Global Participation and Proceeds Sharing Agreement, dated as of February 26, 2003 among Citicorp North America, Inc., as Bank Agent, U.S. Collateral Agent and Sharing Agent, Citibank International plc, as U.K. Agent, Wells Fargo Bank Minnesota, National Association, as Second and Third Priority Notes Trustee, and Citicorp Trustee Company Limited, as Euro Collateral Agent (incorporated by reference to Exhibit 4.ll of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.gg	Registration Rights Agreement relating to the 9.5% Second Priority Senior Secured Notes due 2011 and the 10.25% Second Priority Senior Secured Notes due 2011, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.mm of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.hh	Registration Rights Agreement relating to the 10.875% Third Priority Senior Secured Notes due 2013, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.nn of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.ii	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, governing Crown European Holdings' 9.5% Second Priority Senior Secured Notes due 2011 and 10.25% Second Priority Senior Secured Notes due 2001 (incorporated by reference to Exhibit 4.oo of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.jj	Form of Crown European Holdings' 9.5% Second Priority Senior Secured Notes due 2011.

4.kk	Form of Crown European Holdings' 10.25% Second Priority Senior Secured Notes due 2011.

4.ll	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, governing Crown European Holdings' 10.875% Third Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.rr of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

Crown Holdings, Inc.

4.mm	Form of Crown European Holdings' 10.875% Third Priority Senior Secured Notes due 2013.

4.nn	U.S. Intercreditor and Collateral Agency Agreement, dated as of February 26, 2003 among Citicorp North America, Inc., as Administrative Agent and U.S. Collateral Agent, Citibank International plc, as U.K. Administrative Agent, Wells Fargo Bank Minnesota, National Association, as Second and Third Priority Notes Trustee, Crown Holdings, Inc., Crown Cork & Seal Americas, Inc., Crown Cork & Seal Company, Inc., Crown International Holdings, Inc. and each of the U.S. subsidiaries of Crown Holdings listed on Schedule I thereto (incorporated by reference to Exhibit 4.tt of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.oo	Euro Intercreditor and Collateral Agency Agreement, dated as of February 26, 2003 among Citibank International plc, as Bank Agent, Wells Fargo Bank Minnesota, National Association, as Second and Third Priority Notes Trustee, Citicorp Trustee Company Limited, as Euro Collateral Agent, Crown European Holdings and the subsidiaries of Crown European Holdings listed on Schedule I thereto (incorporated by reference to Exhibit 4.uu of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.pp	Amendment No. 2, dated as of July 31, 2003 to the Credit Agreement dated as of February 26, 2003 among Crown Holdings, Inc,, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, the Subsidiary Borrowers referred to therein, the Lenders referred to therein and Citicorp North America, Inc. as Administrative Agent and Citibank International plc as U.K. Administrative Agent (incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-50189)).

Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request.

10.a.	Second Amended and Restated Receivables Purchase Agreement dated as of December 5, 2003, among Crown Cork & Seal Receivables (DE) Corporation, as Seller, Crown Cork & Seal Company (USA), Inc., as Servicer, the banks and other financial institutions partly thereto, as Purchasers, Citibank, N.A., as the Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger and Sole Bookrunner.

10.b.	Second Amended and Restated Receivables Contribution and Sale Agreement dated as of December 5, 2003, among Crown Cork & Seal Company (USA), Inc., Risdon-AMS (USA) Inc., Zeller Plastiks, Inc., Crown Canadian Holdings ULC, and CROWN Metal Packaging Canada LP, as Sellers, Crown Cork & Seal Receivables (DE) Corporation, as Buyer, and Crown Cork & Seal Company (USA), Inc., as the Buyer's Servicer.

10.c.	Second Amended and Restated Undertaking Agreement dated as of December 5, 2003, made by Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., as Parent Undertaking Parties, in favor of the Purchasers referred to therein and Citibank, N.A., as Agent.

10.d	Amended and Restated Intercreditor Agreement dated as of December 5, 2003, among Citibank, N.A., as Program Agent, Crown Holdings, Inc., Crown International Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Receivables (DE) Corporation, Crown Cork & Seal Company (USA), Inc., Risdon-AMS (USA) Inc., Zeller Plastiks, Inc., and Citicorp North America, Inc., as Bank Agent.

10.e	Purchase Agreement, dated as of February 11, 2003 among Crown European Holdings and Crown Holdings, Inc. and the Guarantors named therein and the several purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.f of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.f	Employment Contracts:

(1)	Employment contract between Crown Cork & Seal Company, Inc. and John W. Conway dated January 3, 2000 (incorporated by reference to Exhibit 10.a.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

Crown Holdings, Inc.

(2)	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2004, between Crown Cork & Seal Company, Inc., Crown Holdings, Inc., and John W. Conway.

(3)	Employment contract between Crown Cork & Seal Company, Inc. and Alan W. Rutherford dated January 3, 2000 (incorporated by reference to Exhibit 10.a.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

(4)	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2004, between Crown Cork & Seal Company, Inc., Crown Holdings, Inc., and Alan W. Rutherford.

10.g	Crown Cork & Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

10.h	Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated as of June 30, 1999 (incorporated by reference to Exhibit 10.d of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.i	Crown Holdings, Inc., 1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

10.j	Amendment No. 1 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.a of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.k	Amendment No. 2 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.k of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.l	Crown Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

10.m	Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

10.n	Amendment No. 1 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.b of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.o	Amendment No. 2 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.o of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.p	Crown Holdings, Inc. 1997 Stock-Based Incentive Plan, amended and restated (incorporated by reference to the Registrant's Definitive Additional materials on Schedule 14A, filed with the Securities and Exchange Commission on April 13, 2000 (File No. 1-2227)).

10.q	Amendment No. 3 to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.q of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189))

10.r	Crown Holdings, Inc. 2001 Stock-Based Incentive Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

10.s	Amendment No. 1 to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.s of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

Crown Holdings, Inc.

10.t	Crown Cork & Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.u	Crown Cork & Seal Company, Inc. Pension Plan for outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.v	Crown Cork & Seal Company, Inc. Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company's Prospectus dated May 31, 1996 forming a part of the Registrant's Registration Statement on Form S-3 (No. 333-04971) filed with the Securities and Exchange Commission on May 31, 1996).

Exhibits 10.f through 10.v, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

12.	Computation of ratio of earnings to fixed charges.

21.	Subsidiaries of Registrant.

23.	Consent of Independent Accountants.

31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

99.	Separate financial statements of affiliates whose securities are pledged as collateral.

b)	Reports on Form 8-K

On October 15, 2003 the Company furnished a Current Report on Form 8-K for the following event:

the Company reported under:

Item 12. Results of Operations and Financial Condition
that the Company had issued a press release announcing its earnings for the third quarter of 2003.

d)	The consolidated statements and notes thereto and financial statement schedule for Crown Cork & Seal Company, Inc., included in Exhibit 99 above, are incorporated herein by reference.

Crown Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc. Registrant
Date:	March 11, 2004
	By:	/s/ Thomas A. Kelly
Thomas A. Kelly Vice President and Corporate Controller

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Conway, Alan W. Rutherford and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the Company's 2003 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE
/s/ John W. Conway
John W. Conway	Chairman of the Board, President and Chief Executive Officer
/s/ Alan W. Rutherford
Alan W. Rutherford	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer
/s/ Thomas A. Kelly
Thomas A. Kelly	Vice President and Corporate Controller

SIGNATURE

DIRECTORS
/s/ Jenne K. Britell	/s/ Hans J. Löliger
Jenne K. Britell	Hans J. Löliger
/s/ G. Fred DiBona, Jr.	/s/ John B. Neff
G. Fred DiBona, Jr.	John B. Neff
/s/ Arnold W. Donald	/s/ Thomas A. Ralph
Arnold W. Donald	Thomas A. Ralph
/s/ Marie L. Garibaldi	/s/ Hugues du Rouret
Marie L. Garibaldi	Hugues du Rouret
/s/ William G. Little	/s/ Harold A. Sorgenti
William G. Little	Harold A. Sorgenti