Form 10-Q
period 2004-03-31
CROWN HOLDINGS INC
filed 2004-05-07
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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
   Yes   X   No  __

There were 165,146,167 shares of Common Stock outstanding as of April 30, 2004.

Crown Holdings, Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended March 31,	2004	2003

Net sales	$1,623	$1,460

Cost of products sold, excluding depreciation and amortization	1,363	1,234
Depreciation and amortization	77	78

Gross profit	183	148

Selling and administrative expense	92	81
Loss from early extinguishments of debt	4	11
Interest expense	90	79
Interest income	(2)	(2)
Translation and exchange adjustments	4	(13)

Loss before income taxes, minority interests and equity earnings	(5)	(8)

Provision for income taxes	8	19
Minority interests and equity earnings	(5)	(7)

Net loss	($18)	($34)

Net loss per average common share:
Basic and diluted	($.11)	($.21)

Weighted average common shares outstanding:
Basic and diluted	165,075,996	163,843,107

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31,	December 31,
	2004	2003

Assets
Current assets
Cash and cash equivalents	$243	$401
Receivables, net	919	794
Inventories	954	815
Restricted cash	20	10
Prepaid expenses and other current assets	117	102

Total current assets	2,253	2,122

Long-term notes and receivables	22	23
Investments	85	83
Goodwill	2,450	2,442
Property, plant and equipment, net	2,057	2,112
Other non-current assets	1,020	991

Total	$7,887	$7,773

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$76	$69
Current maturities of long-term debt	118	161
Accounts payable and accrued liabilities	1,755	1,744
Income taxes payable	58	62

Total current liabilities	2,007	2,036

Long-term debt, excluding current maturities	3,848	3,709
Postretirement and pension liabilities	995	985
Other non-current liabilities	681	706
Minority interests	191	197
Commitments and contingent liabilities (Notes I and J)
Shareholders’ equity	165	140

Total	$7,887	$7,773

The accompanying notes are an integral part of these financial statements.

Certain prior year amounts have been reclassified to improve comparability.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Three months ended March 31,	2004	2003

Net cash used for operating activities	($197)	($156)

Cash flows from investing activities
Capital expenditures	(38)	(26)
Proceeds from sale of property, plant and equipment	1	12
Change in restricted cash	(10)	(280)
Other, net		1

Net cash used for investing activities	(47)	(293)

Cash flows from financing activities
Proceeds from long-term debt		2,620
Payments of long-term debt	(128)	(643)
Net change in short-term debt	225	(1,504)
Common stock issued	1
Debt issue costs		(123)
Minority contributions, net of dividends paid	(12)	(3)

Net cash provided by financing activities	86	347

Effect of exchange rate changes on cash and cash equivalents		4

Net change in cash and cash equivalents	(158)	(98)

Cash and cash equivalents at beginning of period	401	363

Cash and cash equivalents at end of period	$243	$265

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY / (DEFICIT)
(In millions)
(Unaudited)

	Comprehensive	Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Loss	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2003		$902	$1,684	($1,183)	($104)	($1,386)	($87)
Net loss	($34)			(34)			(34)
Translation adjustments	30					30	30
Derivatives qualifying as hedges	(2)					(2)	(2)

Comprehensive loss	($ 6)

Common stock issued — debt-for-equity exchanges		27	14				41

Balance at March 31, 2003		$929	$1,698	($1,217)	($104)	($1,358)	($52)

	Comprehensive	Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Income	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2004		$929	$1,699	($1,215)	($103)	($1,170)	$140
Net loss	($18)			(18)			(18)
Translation adjustments	36					36	36
Derivatives qualifying as hedges	6					6	6

Comprehensive income	$24

Common stock issued — benefit plans					1		1

Balance at March 31, 2004		$929	$1,699	($1,233)	($102)	($1,128)	$165

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its wholly-owned and majority-owned subsidiary companies (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Crown Holdings, Inc. as of March 31, 2004 and the results of its operations and cash flows for the three month periods ended March 31, 2004 and 2003. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, have been condensed or omitted. The December 31, 2003 balance sheet data was derived from the audited consolidated financial statements as of December 31, 2003. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

B.	Recent Accounting and Reporting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB revised FIN 46 (“FIN 46-R”) to address certain implementation issues of the original interpretation. FIN 46 establishes criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 required the immediate consolidation of specified VIEs created after January 31, 2003, if the circumstances warrant, and was effective at December 31, 2003. Consolidation of all other VIEs created before February 1, 2003, if warranted, was effective in the first quarter of 2004. Adoption of FIN 46, as revised, had no impact on the Company’s results of operations or financial position.

In December 2003, the FASB revised SFAS No. 132 (“FAS 132”), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” The revision enhanced the disclosure requirements about pensions and other postretirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional annual and interim disclosures about net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans as well as related assets, cash flows and obligations. The Company provided the required annual disclosures in Note U to its financial statements for the year ended December 31, 2003. The required interim disclosures, effective March 31, 2004, have been included in Note L. An additional disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004.

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

C.	Stock Options

The Company accounts for its stock option plans under the recognition and measurement principles of APB 25 and related interpretations. No compensation expense is reflected in net loss as all options granted under these plans had an exercise price equal to the market value of the Company’s common stock at the date of grant.

Crown Holdings, Inc.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock options:

	2004	2003

Net loss, as reported	($18)	($34)
Deduct: compensation expense determined under fair value based method, net of related tax effects	(1)	(2)

Pro forma net loss	($19)	($36)

Loss per share:
Basic and diluted - as reported	($.11)	($.21)

- pro forma	($.12)	($.22)

D.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the three month period ended March 31, 2004 were as follows:

	Americas	Europe	Total

Balance as of January 1, 2004	$647	$1,795	$2,442
Foreign currency translation	(1)	9	8

Balance as of March 31, 2004	$646	$1,804	$2,450

E.	Inventories

	March 31,	December 31,
	2004	2003

Finished goods	$420	$313
Work in process	117	99
Raw material and supplies	417	403

	$954	$815

F.	Debt and Liquidity

On February 26, 2003, the Company completed a refinancing. The proceeds from the refinancing consisted of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, €285 ($306 equivalent) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, $504 of first priority term loans due in 2008 (which are accelerated to 2006 in the event that Crown’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006) and a new $550 first priority revolving credit facility due in 2006. The first priority term loans consisted of borrowings in U.S. dollars of $450 and in euros of €50 ($54 equivalent).

The proceeds of $2,620 from the senior secured notes and term loan, and $198 of borrowings under the new $550 credit facility, were used to repay the Company’s previous credit facility, to repurchase certain of the Company’s outstanding unsecured notes prior to maturity, and to pay fees and expenses associated with the refinancing. The remaining proceeds were initially placed in restricted cash accounts and were subsequently used to repay other existing unsecured notes, including some prior to maturity. During the first quarter of 2003, the Company used $642 of the proceeds to repurchase certain of these unsecured notes. Also during the first quarter of 2003, the Company exchanged 5.4 million of its common shares for debt with a face value of $43. The Company recognized a net pretax loss of $11 from the early extinguishments of debt in connection with its repurchases described above and the write-off of unamortized financing fees and expenses from its previous credit facility, partially offset by gains from the debt-for-equity exchanges.

In March 2004, the Company purchased $21 aggregate principal of its 8.38% notes due 2005 at a premium of 4.5% to principal and €85 aggregate principal of its 6.00% notes due 2004 at a premium of 3.0% to principal, and recognized a loss of $4 from the early extinguishments of debt.

Crown Holdings, Inc.

The Company also recognized an unrealized foreign exchange loss of $4 and a gain of $13 during the first quarter of 2004 and 2003, respectively, as certain European subsidiaries have unhedged currency exposure arising primarily from the sale of the senior secured notes described above.

G.	Derivative Financial Instruments

As of March 31, 2004, the Company had three outstanding interest rate swaps with a combined notional value of $800 and a fair value of ($9), reported within other non-current liabilities. The swaps are accounted for as fair value hedges of the second priority U.S. dollar-denominated notes due in 2011.

H.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the quarters ended March 31, 2004 and 2003, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2003	$9	$5	$14
Payments made	(1)	(1)	(2)

Balance as of March 31, 2003	$8	$4	$12

Balance as of January 1, 2004	$23	$2	$25
Payments made	(3)	(1)	(4)

Balance as of March 31, 2004	$20	$1	$21

The March 31, 2004 balance includes $18 for termination benefits established in 2003 restructuring actions and $3 for termination benefits and other exit costs for actions prior to 2003. The balance for actions prior to 2003 is covered by contracts or agreements for which payments are extended over time. This includes employee-related agreements with unions and governmental agencies as well as lease arrangements with landlords. The balance of the restructuring reserve was included in the Consolidated Balance Sheet within accounts payable and accrued liabilities.

I.	Asbestos-Related Liabilities

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

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos-related cases against Crown Cork in Philadelphia (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Company believes that the ruling by the Pennsylvania Supreme Court is limited only to cases pending against Crown Cork at the time the legislation was enacted in December 2001, and not to cases filed after that date. The Company cautions, however, that the Company’s position regarding the limitation of the Pennsylvania ruling may be contested by asbestos claimants and there can be no assurance that the Company’s position will be upheld in future cases.

Crown Holdings, Inc.

In June 2003, the State of Texas enacted general tort reform legislation. The legislation includes a provision that limits the asbestos-related liabilities under Texas law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets. On October 21, 2003, Crown Cork received a favorable ruling on its motion for summary judgment in two asbestos-related cases pending against it in the District Court of Harris County, Texas (in Re Asbestos Litigation No. 90-23333, District Court, Harris County, Texas). Although the Company believes that the ruling of the District Court is correct, the decision will be subject to appeal by the plaintiffs and there can be no assurance that the legislation will be upheld by the Texas courts.

In April 2004, the State of Mississippi enacted legislation that limits the asbestos-related liabilities under Mississippi law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new Mississippi legislation caps asbestos-related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor’s assets. Crown Cork intends to integrate the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

During the three months ended March 31, 2004, Crown Cork received 5,000 new claims, settled or dismissed 2,000 claims for a total of $2 and had 78,000 claims outstanding at the end of the period. During the three months ended March 31, 2003, Crown Cork received 9,000 new claims, settled or dismissed 3,000 claims for a total of $6 and had 65,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of March 31, 2004, the Company’s accrual for pending and future asbestos-related claims was $236. The Company estimates that its probable and estimable asbestos liability for pending and future asbestos-related claims will range between $236 and $403. The accrual balance of $236 includes $133 for unasserted claims and $21 for committed settlements that will be paid over time.

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

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Pennsylvania asbestos legislation and Texas tort reform legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2013. The upper end of the Company’s estimated range of possible asbestos costs of $403 includes claims beyond that date.

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

Crown Holdings, Inc.

J.	Commitments and Contingent Liabilities

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

The Company has guaranteed $8 related to future rent payments for properties leased by Constar International Inc. The guarantees represent an accommodation to landlords due to Constar’s divestiture from the Company in 2002.

At March 31, 2004 the Company has certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits, the maximum potential liability is $64. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.

At March 31, 2004, the Company also has guarantees of $36 related to the residual values of leased assets.

K.	Earnings Per Share

The following table summarizes the basic and diluted earnings /(loss) per share computations for the periods ended March 31, 2004 and 2003 respectively:

	Quarter Ended March 31,

	2004	2003

Earnings / (loss):
Net loss	($18)	($34)

Weighted average shares outstanding
Basic and diluted	165.1	163.8

Basic and diluted loss per share:
Net loss	($.11)	($.21)

Crown Holdings, Inc.

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 4.0 million shares at March 31, 2004 and 6.9 million shares at March 31, 2003. These shares were excluded from the computation of diluted earnings per share because the exercise prices of the then outstanding options were above the average market price for the related periods. The effect of dilutive stock options of 2.1 million shares in 2004 and .9 million shares in 2003 were also excluded because of their anti-dilutive effect on the net loss.

L.	Pension and Other Retirement Benefits

Components of Net Periodic Benefit Costs

	U.S. Plans		Non-U.S. Plans

Quarter ended March 31,	2004	2003	2004	2003

Pension Benefits

Service cost	$2	$2	$8	$5
Interest cost	20	20	40	28
Expected return on plan assets	(18)	(16)	(53)	(36)
Recognized prior service cost	1		(1)	(1)
Recognized actuarial net (gain)/loss	15	13	12	8

Net periodic benefit cost	$20	$19	$6	$4

Other Postretirement Benefits	Consolidated

Service cost	$1	$1
Interest cost	11	11
Recognized prior service cost	(3)	(1)
Recognized actuarial net (gain)/loss	4	(1)

Net periodic benefit cost	$13	$10

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $155 to its pension plans in 2004. Due to the effect of the Pension Funding Equity Act of 2004 in reducing its U.S. contributions, the Company now expects to contribute approximately $120 in 2004. The Act impacts the calculation of pension contributions for 2004 and 2005 by replacing the interest rate on 30-year Treasury bonds with a rate derived from rates on long-term corporate bonds.

M.	Segment Information

The Company has three reportable operating segments: Americas, Europe and Asia-Pacific. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarters costs. Divisional headquarters costs are maintained within the operating segments.

Crown Holdings, Inc.

The interim segment information is as follows:

Quarter ended March 31,

2004	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$640	$899	$84		$1,623
Segment income / (loss)	25	80	12	($26)	91

2003

External sales	$609	$768	$83		$1,460
Segment income / (loss)	18	62	9	($22)	67

The following table reconciles the Company’s consolidated segment income to consolidated loss before income taxes, minority interests and equity earnings:

	Quarter Ended March 31,

	2004	2003

Consolidated segment income	$91	$67
Interest expense	90	79
Interest income	(2)	(2)
Loss from early extinguishments of debt	4	11
Translation and exchange adjustments	4	(13)

Loss before income taxes, minority interests and equity earnings	($ 5)	($ 8)

N.	Condensed Combining Financial Information

In connection with the Company’s refinancing as discussed in Note F, Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, issued $2,116 of senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. For additional historical financial information for these subsidiaries, see Note X to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2004 and 2003, and
• balance sheets as of March 31, 2004 and December 31, 2003

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS - UNAUDITED

For the three months ended March 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,141	$482		$1,623

Cost of products sold, excluding
depreciation and amortization		($5)	983	385		1,363
Depreciation and amortization			54	23		77

Gross profit		5	104	74		183

Selling and administrative expense		1	71	20		92
Loss from early extinguishments of debt			1	3		4
Net interest expense		31	62	(5)		88
Technology royalty			(6)	6
Translation and exchange adjustments		13	(15)	6		4

Income / (loss) before income taxes,
minority interests and equity earnings		(40)	(9)	44		(5)

Provision/(benefit) for income taxes			(6)	14		8
Equity earnings/(loss)	($18)	54	(15)		($21)

Income / (loss) before minority interests
and equity earnings	(18)	14	(18)	30	(21)	(13)

Minority interests and equity earnings				(5)		(5)

Net income/(loss)	($18)	$14	($18)	$25	($21)	($18)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS - UNAUDITED

For the three months ended March 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,049	$411		$1,460

Cost of products sold, excluding
depreciation and amortization		($4)	903	335		1,234
Depreciation and amortization		1	53	24		78

Gross profit		3	93	52		148

Selling and administrative expense			63	18		81
Provision for asset impairments and
(gain) / loss on sale of assets			(54)	14	$40
(Gain)/loss from early extinguishments of debt			16	(5)		11
Net interest expense		11	67	(1)		77
Technology royalty			(5)	5
Translation and exchange adjustments		(5)	(7)	(1)		(13)

Income / (loss) before income taxes,
minority interests and equity earnings		(3)	13	22	(40)	(8)
Provision for income taxes			13	6		19
Equity earnings/(loss)	($34)	34	(34)		34

Income/(loss) before minority interests and equity earnings	(34)	31	(34)	16	(6)	(27)
Minority interests and equity earnings				(7)		(7)

Net income/(loss)	($34)	$31	($34)	$9	($6)	($34)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET - UNAUDITED

As of March 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$5	$53	$185		$243
Receivables, net		7	395	517		919
Intercompany receivables			40	24	($64)
Inventories			600	354		954
Prepaid expenses and other current assets			89	48		137

Total current assets		12	1,177	1,128	(64)	2,253

Long-term notes and receivables			13	9		22
Intercompany debt receivables	$4	1,995	1,367	755	(4,121)
Investments			68	17		85
Investments in subsidiaries	162	3,048	(119)		(3,091)
Goodwill			1,849	601		2,450
Property, plant and equipment, net			1,384	673		2,057
Other non-current assets	4	80	914	22		1,020

Total	$170	$5,135	$6,653	$3,205	($7,276)	$7,887

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$52	$24		$76
Current maturities of long-term debt		$3	64	51		118
Accounts payable and accrued liabilities	$5	40	1,172	538		1,755
Intercompany payables			24	40	($64)
Income taxes payable		7	30	21		58

Total current liabilities	5	50	1,342	674	(64)	2,007

Long-term debt, excluding current maturities		2,282	1,514	52		3,848
Long-term intercompany debt		1,323	2,116	682	(4,121)
Postretirement and pension liabilities			984	11		995
Other non-current liabilities		9	535	137		681
Minority interests				191		191
Commitments and contingent liabilities

Shareholders’ equity	165	1,471	162	1,458	(3,091)	165

Total	$170	$5,135	$6,653	$3,205	($7,276)	$7,887

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET - UNAUDITED

As of December 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$5	$118	$278		$401
Receivables, net		12	299	483		794
Intercompany receivables			38	28	($66)
Inventories			515	300		815
Prepaid expenses and other current assets			78	34		112

Total current assets		17	1,048	1,123	(66)	2,122

Long-term notes and receivables			14	9		23
Intercompany debt receivables	$8	2,452	1,456	1,141	(5,057)
Investments			66	17		83
Investments in subsidiaries	138	3,393	310		(3,841)
Goodwill			1,831	611		2,442
Property, plant and equipment, net			1,419	693		2,112
Other non-current assets		85	884	22		991

Total	$146	$5,947	$7,028	$3,616	($8,964)	$7,773

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$46	$23		$69
Current maturities of long-term debt			3	158		161
Accounts payable and accrued liabilities	$6	$97	1,124	523	($6)	1,744
Intercompany payables			28	38	(66)
Income taxes payable			35	27		62

Total current liabilities	6	97	1,236	769	(72)	2,036

Long-term debt, excluding current maturities		2,197	1,458	54		3,709
Long-term intercompany debt		1,799	2,668	582	(5,049)
Postretirement and pension liabilities			974	11		985
Other non-current liabilities		31	552	123		706
Minority interests				197		197
Commitments and contingent liabilities

Shareholders’ equity	140	1,823	140	1,880	(3,843)	140

Total	$146	$5,947	$7,028	$3,616	($8,964)	$7,773

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS - UNAUDITED

For the three months ended March 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	($5)	($76)	($139)	$23		($197)

Cash flows from investing activities
Capital expenditures			(30)	(8)		(38)
Proceeds from sale of property, plant and equipment			1			1
Change in restricted cash				(10)		(10)
Intercompany investing activities		411	420	30	($861)

Net cash provided by/(used for) investing activities		411	391	12	(861)	(47)

Cash flows from financing activities
Payments of long-term debt			(21)	(107)		(128)
Net change in short-term debt		75	143	7		225
Net change in long-term intercompany balances	4	(10)	(409)	415
Common stock issued	1					1
Dividends paid		(400)	(30)	(431)	861
Minority contributions, net of dividends paid				(12)		(12)

Net cash provided by / (used for) financing activities	5	(335)	(317)	(128)	861	86

Effect of exchange rate changes on cash and cash equivalents

Net change in cash and cash equivalents			(65)	(93)		(158)

Cash and cash equivalents at beginning of period		5	118	278		401

Cash and cash equivalents at end of period	$0	$5	$53	$185	$0	$243

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS - UNAUDITED

For the three months ended March 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities		$17	($150)	($23)		($156)

Cash flows from investing activities
Capital expenditures			(19)	(7)		(26)
Proceeds from sale of property, plant and equipment			11	1		12
Change in restricted cash		(116)	(164)			(280)
Intercompany investing activities		(466)	439	34	($7)
Other, net				1		1

Net cash provided by / (used for) investing activities		(582)	267	29	(7)	(293)

Cash flows from financing activities
Proceeds from long-term debt		2,170	450			2,620
Payments of long-term debt			(366)	(277)		(643)
Net change in short-term debt		73	(1,588)	11		(1,504)
Net change in long-term intercompany balances		(1,596)	1,356	240
Debt issue costs		(83)	(40)			(123)
Dividends paid				(7)	7
Dividends paid to minority interests, net of contributions				(3)		(3)

Net cash provided by / (used for) financing activities		564	(188)	(36)	7	347

Effect of exchange rate changes on cash and cash equivalents				4		4

Net change in cash and cash equivalents		(1)	(71)	(26)		(98)

Cash and cash equivalents at beginning of period		1	139	223		363

Cash and cash equivalents at end of period	$0	$0	$68	$197	$0	$265

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a wholly-owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2004 and 2003, and
• balance sheets as of March 31, 2004 and December 31, 2003

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS - UNAUDITED

For the three months ended March 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,623		$1,623

Cost of products sold, excluding
depreciation and amortization			1,363		1,363
Depreciation and amortization			77		77

Gross profit			183		183

Selling and administrative expense			92		92
Loss from early extinguishments of debt		$1	3		4
Net interest expense		77	11		88
Translation and exchange adjustments			4		4

Income/(loss) before income taxes, minority interests and equity earnings		(78)	73		(5)
Provision/(benefit) for income taxes		(12)	20		8
Equity earnings/(loss)	($18)	46		($28)

Income/(loss) before minority interests and equity earnings	(18)	(20)	53	(28)	(13)
Minority interests and equity earnings		2	(7)		(5)

Net income/(loss)	($18)	($18)	$46	($28)	($18)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS - UNAUDITED

For the three months ended March 31, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,460		$1,460

Cost of products sold, excluding
depreciation and amortization			1,234		1,234
Depreciation and amortization			78		78

Gross profit			148		148

Selling and administrative expense			81		81
Provision for asset impairments and gain/(loss)
on sale of assets		($156)		$156
(Gain)/loss from early extinguishments of debt		15	(4)		11
Net interest expense		74	3		77
Translation and exchange adjustments			(13)		(13)

Income/(loss) before income taxes and minority interests		67	81	(156)	(8)
Provision/(benefit) for income taxes		(31)	50		19
Equity earnings/(loss)	($34)	(132)		166

Income/(loss) before minority interests and equity earnings	(34)	(34)	31	10	(27)
Minority interests and equity earnings			(7)		(7)

Net income/(loss)	($34)	($34)	$24	$10	($34)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET - UNAUDITED

As of March 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$243		$243
Receivables, net			919		919
Inventories			954		954
Restricted cash			20		20
Prepaid expenses and current assets			117		117

Total current assets			2,253		2,253

Long-term notes and receivables			22		22
Intercompany debt receivables	$4		2,998	($3,002)
Investments	162	$4,164	37	(4,278)	85
Goodwill			2,450		2,450
Property, plant and equipment, net			2,057		2,057
Other non-current assets	4	9	1,007		1,020

Total	$170	$4,173	$10,824	($7,280)	$7,887

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$76		$76
Current maturities of long-term debt		$40	78		118
Accounts payable and accrued liabilities	$5	85	1,665		1,755
Income taxes payable			58		58

Total current liabilities	5	125	1,877		2,007

Long-term debt, excluding current maturities		699	3,149		3,848
Long-term intercompany debt		3,002		($3,002)
Postretirement and pension liabilities			995		995
Other non-current liabilities		182	499		681
Minority interests			191		191
Commitments and contingent liabilities
Shareholders’ equity	165	165	4,113	(4,278)	165

Total	$170	$4,173	$10,824	($7,280)	$7,887

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET - UNAUDITED

As of December 31, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$401		$401
Receivables, net			794		794
Inventories			815		815
Prepaid expenses and current assets			112		112

Total current assets			2,122		2,122

Long-term notes and receivables			23		23
Intercompany debt receivables	$8		3,307	($3,315)
Investments	138	$4,473	37	(4,565)	83
Goodwill			2,442		2,442
Property, plant and equipment, net			2,112		2,112
Other non-current assets		9	982		991

Total	$146	$4,482	$11,025	($7,880)	$7,773

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$69		$69
Current maturities of long-term debt		$1	160		161
Accounts payable and accrued liabilities	$6	81	1,657		1,744
Income taxes payable		4	58		62

Total current liabilities	6	86	1,944		2,036

Long-term debt, excluding current maturities		759	2,950		3,709
Long-term intercompany debt		3,315		($3,315)
Postretirement and pension liabilities			985		985
Other non-current liabilities		184	522		706
Minority interests			197		197
Commitments and contingent liabilities
Shareholders’ equity	140	138	4,427	(4,565)	140

Total	$146	$4,482	$11,025	($7,880)	$7,773

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS - UNAUDITED

For the three months ended March 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities	($5)	($67)	($125)		($197)

Cash flows from investing activities
Capital expenditures			(38)		(38)
Proceeds from sale of property, plant and equipment			1		1
Change in restricted cash			(10)		(10)
Intercompany investing activities		403	(398)	($5)
Other, net		(1)	1

Net cash provide by / (used for) investing activities		402	(444)	(5)	(47)

Cash flows from financing activities
Payments of long-term debt		(21)	(107)		(128)
Net change in short-term debt			225		225
Net change in long-term intercompany balances	4	(314)	305	5
Common stock issued	1				1
Minority contributions, net of dividends paid			(12)		(12)

Net cash provided by / (used for) financing activities	5	(335)	411	5	86

Effects of exchange rate changes on cash and cash equivalents

Net change in cash and cash equivalents			(158)		(158)

Cash and cash equivalents at beginning of period			401		401

Cash and cash equivalents at end of period	$0	$0	$243	$0	$243

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS - UNAUDITED

For the three months ended March 31, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities		($58)	($98)		($156)

Cash flows from investing activities
Capital expenditures			(26)		(26)
Proceeds from sale of property, plant and equipment			12		12
Change in restricted cash			(280)		(280)
Intercompany investing activities		850	(877)	$27
Other, net			1		1

Net cash provided by / (used for) investing activities		850	(1,170)	27	(293)

Cash flows from financing activities
Proceeds from long-term debt			2,620		2,620
Payments of long-term debt		(215)	(428)		(643)
Net change in short-term debt		(1,576)	72		(1,504)
Net change in long-term intercompany balances		972	(972)
Common stock issued		27		(27)
Debt issue costs			(123)		(123)
Minority contributions, net of dividends paid			(3)		(3)

Net cash provided by / (used for) financing activities		(792)	1,166	(27)	347

Effects of exchange rate changes on cash and cash equivalents			4		4

Net change in cash and cash equivalents			(98)		(98)

Cash and cash equivalents at beginning of period			363		363

Cash and cash equivalents at end of period	$0	$0	$265	$0	$265

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data; per share amounts are quoted as diluted)

Introduction

The following discussion presents management’s analysis of the results of operations for the three months ended March 31, 2004 compared to the corresponding period in 2003 and the changes in financial condition and liquidity from December 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 along with the consolidated financial statements and related notes included in and referred to within this report.

Results of Operations

Net Sales

Net sales in the first quarter of 2004 were $1,623, an increase of $163 or 11.2% when compared to net sales of $1,460 for the same period in 2003. As a percentage of consolidated net sales, sales from U.S. operations accounted for 29.4% compared to 31.2% in the first quarter of 2003. Sales of beverage cans and ends accounted for 35.6% and sales of food cans and ends accounted for 31.6% of consolidated net sales in 2004 compared to 33.6% and 31.2%, respectively, for the same period in 2003.

An analysis of comparative segment net sales follows:

	Net Sales

	First Quarter		Increase / (Decrease)

Segment:	2004	2003	$	%

Americas	$ 640	$ 609	$ 31	5.1
Europe	899	768	131	17.1
Asia-Pacific	84	83	1	1.2

	$1,623	$1,460	$163	11.2

Net sales in the Americas segment for 2004 increased by $31 or 5.1% compared to the first quarter of 2003. The increase was primarily due to the favorable impact of $16 from the strengthening of the Canadian dollar and the Brazilian real against the U.S. dollar and increased North American sales volumes of beverage cans.

Net sales in the European segment for 2004 increased by $131 or 17.1% compared to the first quarter of 2003. The increase was primarily due to the favorable impact of $118 from currency translation, and increased sales volumes of beverage cans in the U.K and Turkey.

Net sales in the Asia-Pacific segment for 2004 increased by $1 or 1.2% compared to the first quarter of 2003. The increase was primarily due to favorable currency translation from the strengthening of the Thai baht against the U.S. dollar.

Cost of Products Sold (Excluding Depreciation and Amortization

Cost of products sold, excluding depreciation and amortization, was $1,363 for the quarter ended March 31, 2004, an increase of $129 compared to the same period in 2003. The increase was primarily due to currency translation of $115 and increased sales volumes as noted above. As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 84.0% for the three months ended March 31, 2004 compared to 84.5% for the same period in 2003. The improvement was primarily due to productivity gains and the effects of the Company’s ongoing cost containment and restructuring programs in recent years.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Depreciation and Amortization

Depreciation and amortization was $77 in the first quarter of 2004, a decrease of $1 or 1.3% from $78 for the same period in 2003. The decrease was primarily due to lower capital spending in recent years, offset by an increase of $6 due to currency translation.

Selling and Administrative Expense

Selling and administrative expenses were $92 in the first quarter of 2004 as compared to $81 for the same period in 2003. The increase was primarily due to currency translation. As a percentage of net sales, selling and administrative expense was 5.7% for the three months ended March 31, 2004 compared to 5.6% for the same period in 2003.

Segment Income

Note M to the consolidated financial statements provides a reconciliation of consolidated segment income (net sales less cost of products sold, including depreciation and amortization, selling and administrative expense and provision for restructuring) to income before income taxes, minority interests and equity earnings.

Consolidated segment income was $91 as compared to $67 in the first quarter of 2003. As a percentage of consolidated net sales, segment income was 5.6% in 2004 compared to 4.6% in 2003.

An analysis of segment income follows:

	Segment Income

	First Quarter		Increase / (Decrease)

Segment:	2004	2003	$	%

Americas	$25	$18	$ 7	38.9
Europe	80	62	18	29.0
Asia-Pacific	12	9	3	33.3
Corporate	(26)	(22)	(4)	(18.2)

	$91	$67	$24	35.8

Segment income for the Americas for 2004 was 3.9% of its net sales compared to 3.0% for the same period in 2003. The increase in margin in 2004 was primarily due to increased operating efficiencies and cost reduction efforts.

Segment income for Europe for 2004 was $80 or 8.9% of its net sales compared to $62 or 8.1% for the same period in 2003. The increase in margin for 2004 was primarily due to favorable currency translation, increased operating efficiencies and cost reduction efforts.

Segment income for Asia-Pacific for 2004 was $12 or 14.3% of its net sales compared to $9 or 10.8% for the same period in 2003. The increase in margin for 2004 was primarily due to cost reduction efforts.

Loss From Early Extinguishments of Debt

During the first quarter of 2004, the Company recognized a loss of $4 in connection with repurchases of certain unsecured notes. During the first quarter of 2003, the Company recognized a net pre-tax loss of $11 in connection with repurchases of certain unsecured notes and the write-off of unamortized fees and expenses from its previous credit facility, partially offset by gains on the exchange of 5.4 million shares of common stock for outstanding unsecured notes.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net Interest Expense

Net interest expense increased $11 in 2004 as compared to 2003, primarily due to the Company’s increased average borrowing rates from the refinancing discussed in Note F to the consolidated financial statements, partially offset by lower average debt outstanding.

Translation and Exchange Adjustments

The results for the first quarter of 2004 included net foreign exchange losses of $4 compared to gains of $13 for the same period in 2003. The unfavorable foreign exchange adjustments were primarily due to currency exposures in Europe. As a result of the 2003 refinancing, a majority of the newly issued debt is in U.S. dollars and has been issued by the Company’s European subsidiaries. As a result, the Company has significant unhedged currency exposure in Europe which may result in future foreign exchange gains or losses. The Company believes that the cost of hedging these exposures would be a substantial cash cost and would reduce funds available to delever the Company. Therefore, the Company at this time does not intend to hedge the exposures. Further discussion of the potential impact on earnings from the 2003 refinancing is provided in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Taxes on Income

The first quarter of 2004 included a tax charge of $8 on a pre-tax loss of $5 compared to a tax charge of $19 on a pre-tax loss of $8 for the same period in 2003. Tax benefits were not recognized in 2004 and 2003 on U.S. losses as the current U.S. benefit was fully reserved by an increase in the valuation allowance.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, decreased $2 in 2004 compared to the first quarter of 2003, primarily due to increased profits in the Company’s unconsolidated beverage can operations in the Middle East.

Liquidity and Capital Resources

Cash from Operations

Cash of $197 was used for operations in the first three months of 2004 compared to $156 during the same period in 2003. The Company generally uses cash in the first six months of the year to finance the seasonal working capital buildup. The increase was primarily due to increased interest payments as interest on the senior secured notes is payable each March 1 and September 1.

Investing Activities

Investing activities used cash of $47 during the first three months of 2004 compared to $293 during the same period in 2003. The reduction in cash used for investing activities was primarily due to restricted cash balances established in connection with the refinancing in February 2003.

Financing Activities

Financing activities provided cash of $86 during the first three months of 2004, compared to $347 during the same period in 2003. The higher cash from financing activities in 2003 was primarily due to net proceeds from the 2003 refinancing.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

On February 26, 2003, the Company completed a refinancing consisting of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, €285 ($306 equivalent) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, first priority term loans of $504 due in 2008 (which are accelerated to 2006 in the event that Crown’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006) and a $550 first priority revolving credit facility due in 2006. The first priority term loans consisted of borrowings in U.S. dollars of $450 and in euros of €50 ($54 equivalent). Proceeds were used to repay the Company’s previous credit facility, repurchase and repay a portion of the Company’s outstanding unsecured notes and pay fees and expenses associated with the refinancing. Further information relating to the Company’s liquidity and capital resources is set forth under Note F to the consolidated financial statements, which information is incorporated herein by reference.

In March 2004, the Company purchased $21 aggregate principal of its 8.38% notes due in 2005 at a premium of 4.5% to principal and €85 aggregate principal of its 6.00% notes due 2004 at a premium of 3.0% to principal.

As of March 31, 2004, the Company had $256 of borrowing capacity available under the credit facility, equal to the total facility of $550 less $214 of direct borrowings and $80 of standby letters of credit.

As of April 30, 2004, and excluding the credit facility which matures in 2006, aggregate maturities of long-term debt for the years ended December 31, 2004 to 2008 were $54, $85, $313, $43 and $411, respectively.

Contractual Obligations

Due to the effect of the recently enacted Pension Funding Equity Act of 2004, the Company expects its 2004 pension plan contributions to be approximately $120 instead of the $155 disclosed in the Company’s 2003 Annual Report on Form 10-K.

Other than reduced pension plan contributions, there have been no material changes in the Company’s contractual obligations during the first quarter of 2004 from those discussed within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”including, but not limited to, in the “Liquidity and Capital Resources”section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Notes I and J, respectively, to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first quarter of 2004.

Crown Holdings, Inc.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB revised FIN 46 (“FIN 46-R”) to address certain implementation issues of the original interpretation. FIN 46 establishes criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 required the immediate consolidation of specified VIEs created after January 31, 2003, if the circumstances warrant, and was effective at December 31, 2003. Consolidation of all other VIEs created before February 1, 2003, if warranted, was effective in the first quarter of 2004. Adoption of FIN 46, as revised, had no impact on the Company’s results of operations or financial position.

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

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Financing Activities” section and in the discussions of debt in Note F, asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business”and Item 3: “Legal Proceedings”and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.”

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in the Company’s quarterly, annual or other reports filed with the Securities and Exchange Commission (“SEC”), the Company does not intend to review or revise any particular forward-looking statement in light of future events.

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 within Part II, Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Crown Holdings, Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Following the refinancing in 2003, the Company has significant U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings. As of March 31, 2004, the Company had approximately $1.9 billion of net U.S. dollar-denominated liability exposure in its European subsidiaries, including approximately $1.4 billion in subsidiaries with the euro as their functional currency and approximately $.5 billion in subsidiaries with pound sterling as their functional currency. In addition, a euro functional currency subsidiary had a Canadian dollar asset exposure of approximately $.5 billion from an intercompany loan. Based on the exposure at March 31, 2004, a one percentage change in the U.S. dollar exchange rate against these currencies would result in an exchange gain or loss of approximately $16 million before tax.

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

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company’s potential asbestos-related liabilities and a Statement of Objections issued by the European Commission, see Note I entitled “Asbestos-Related Liabilities” and Note J entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 2.	Changes in Securities and Use of Proceeds

On February 26, 2004, the Company’s Board of Directors approved amendments to the By-Laws of the Company which, among other things, (i) changed the timing of notice to the Company and other procedures for shareholders seeking to nominate directors or bring other business before the annual or special meeting of shareholders and (ii) require shareholders seeking to nominate directors or introduce other business at an annual or special meeting of shareholders to provide certain information and representations to the Company in advance of the meeting. The By-Laws require shareholders to submit shareholder proposals for inclusion in the Company’s proxy statement and shareholder proposals to be considered at the annual meeting of shareholders (but not included in the Company’s proxy statement) not less than 120 calendar days nor more than 150 calendar days before the first anniversary of the date the Company’s proxy statement was first released to shareholders in connection with the previous year’s annual meeting of shareholders. To be considered for inclusion in the Company’s proxy statement for the 2005 Annual Meeting of Shareholders or considered at such meeting (but not included in the proxy statement) shareholder proposals must be submitted no earlier than October 20, 2004 and no later than November 19, 2004. The foregoing description of the amendments to the By-Laws of the Company is qualified in its entirety by reference to the text of the By-Laws, which are included as Exhibit 3.b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.	Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held April 22, 2004. The matters voted upon and the results thereof are as follows:

(1)	Election of the Board of Directors	- - - - VOTES - - - -

		For	Withheld

	Jenne K. Britell	143,782,541	2,594,216
	John W. Conway	144,801,383	1,575,374
	G. Fred DiBona	144,777,752	1,599,005
	Arnold W. Donald	144,891,784	1,484,973
	Marie L. Garibaldi	145,328,103	1,048,654
	William G. Little	144,450,964	1,925,793
	Hans L. Löliger	145,273,340	1,103,417
	Thomas A. Ralph	143,746,604	2,630,153
	Hugues du Rouret	144,459,189	1,917,568
	Alan W. Rutherford	143,717,706	2,659,051
	Harold A. Sorgenti	144,053,923	2,322,834

Crown Holdings, Inc.

(2)	Resolution for the ratification of the appointment of independent auditors for the fiscal year ending December 31, 2004:

For	Withheld	Abstain
144,696,617	1,571,346	108,794

(3)	Resolution for the adoption of the Company’s Stock Compensation Plan for Non-Employee Directors:

For	Withheld	Abstain
95,932,956	10,510,880	464,526

(4)	Resolution for the adoption of the Company’s 2004 Stock-Based Incentive Compensation Plan:

For	Withheld	Abstain
91,572,842	14,849,865	485,655

Item 5.	Other Information

See Item 2. “Changes in Securities and Use of Proceeds” in this report for a description of amendments to the By-Laws of the Company regarding the deadlines for submitting shareholder proposals for inclusion in the Company’s proxy statement and shareholder proposals to be considered at the annual or special meeting of shareholders, including nominations for director.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	10.a.	Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

	10.b.	Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

	31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

b)	Reports on Form 8-K

On February 5, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 9, Regulation FD Disclosure, that it had issued a press release announcing the commencement of concurrent tender offers for certain series of outstanding notes, and Item 12, Results of Operations and Financial Condition, that it had issued a press release announcing its earnings for the fourth quarter of 2003.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Timothy J. Donahue
Timothy J. Donahue
Senior Vice President - Finance

Date:  May 7, 2004