Form 10-Q
period 2004-06-30
CROWN HOLDINGS INC
filed 2004-08-03
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

There were 165,301,416 shares of Common Stock outstanding as of July 30, 2004.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended June 30,	2004	2003

Net sales	$1,836	$1,726

Cost of products sold, excluding depreciation and amortization	1,504	1,422
Depreciation and amortization	76	85

Gross profit	256	219

Selling and administrative expense	90	81
Gain on sale of assets		(3)
Gain from early extinguishments of debt		(2)
Interest expense	89	101
Interest income	(1)	(3)
Translation and exchange adjustments	23	(56)

Income before income taxes, minority interests and equity earnings	55	101

Provision for income taxes	16	20
Minority interests and equity earnings	(6)	(31)

Net income	$33	$50

Earnings per average common share:
Basic	$.20	$.30

Diluted	$.20	$.30

Weighted average common shares outstanding:
Basic	165,165,133	164,910,274
Diluted	167,343,493	165,843,258

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Six months ended June 30,	2004	2003

Net sales	$3,459	$3,186

Cost of products sold, excluding depreciation and amortization	2,867	2,656
Depreciation and amortization	153	163

Gross profit	439	367

Selling and administrative expense	182	162
Gain on sale of assets		(3)
Loss from early extinguishments of debt	4	9
Interest expense	179	180
Interest income	(3)	(5)
Translation and exchange adjustments	27	(69)

Income before income taxes, minority interests and equity earnings	50	93

Provision for income taxes	24	39
Minority interests and equity earnings	(11)	(38)

Net income	$15	$16

Earnings per average common share:
Basic	$.09	$.10

Diluted	$.09	$.10

Weighted average common shares outstanding:
Basic	165,120,811	165,379,638
Diluted	167,247,804	165,312,801

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30,	December 31,
	2004	2003

Assets
Current assets
Cash and cash equivalents	$251	$401
Receivables, net	1,008	794
Inventories	978	815
Prepaid expenses and other current assets	92	112

Total current assets	2,329	2,122

Long-term notes and receivables	22	23
Investments	81	83
Goodwill	2,430	2,442
Property, plant and equipment, net	1,992	2,112
Other non-current assets	1,014	991

Total	$7,868	$7,773

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$79	$69
Current maturities of long-term debt	116	161
Accounts payable and accrued liabilities	1,843	1,744
Income taxes payable	54	62

Total current liabilities	2,092	2,036

Long-term debt, excluding current maturities	3,709	3,709
Postretirement and pension liabilities	993	985
Other non-current liabilities	701	706
Minority interests	195	197
Commitments and contingent liabilities (Note J)
Shareholders’ equity	178	140

Total	$7,868	$7,773

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Six months ended June 30,	2004	2003

Net cash used for operating activities	($66)	($85)

Cash flows from investing activities
Capital expenditures	(66)	(54)
Proceeds from sale of property, plant and equipment	5	16
Change in restricted cash		(162)
Other, net	(6)	1

Net cash used for investing activities	(67)	(199)

Cash flows from financing activities
Proceeds from long-term debt	1	2,622
Payments of long-term debt	(135)	(798)
Net change in short-term debt	135	(1,522)
Debt issue costs		(131)
Proceeds from termination of currency swap		13
Common stock issued	1	2
Minority dividends, net of contributions	(17)	(6)

Net cash provided by / (used for) financing activities	(15)	180

Effect of exchange rate changes on cash and cash equivalents	(2)	17

Net change in cash and cash equivalents	(150)	(87)

Cash and cash equivalents at beginning of period	401	363

Cash and cash equivalents at end of period	$251	$276

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Comprehensive Income		Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2003			$902	$1,684	($1,183)	($104)	($1,386)	($ 87)
Net income	$ 50	$ 16			16			16
Translation adjustments	59	89					89	89
Derivatives qualifying as hedges	(3)	(5)					(5)	(5)

Comprehensive income	$106	$100

Common stock issued — debt-for-equity exchanges			27	14				41
Common stock issued — benefit plans				1		1		2

Balance at June 30, 2003			$929	$1,699	($1,167)	($103)	($1,302)	$ 56

	Comprehensive Income		Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2004			$929	$1,699	($1,215)	($103)	($1,170)	$140
Net income	$33	$15			15			15
Translation adjustments	(17)	19					19	19
Derivatives qualifying as hedges	(3)	3					3	3

Comprehensive income	$13	$37

Common stock issued — benefit plans						1		1

Balance at June 30, 2004			$929	$1,699	($1,200)	($102)	($1,148)	$178

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its wholly-owned and majority-owned subsidiary companies (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Crown Holdings, Inc. as of June 30, 2004 and the results of its operations and cash flows for the three and six month periods ended June 30, 2004 and 2003. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

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

B.	Recent Accounting and Reporting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132 (“FAS 132”), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” The revision enhanced the disclosure requirements for pension and other postretirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional annual and interim disclosures about net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans as well as related assets, cash flows and obligations. The Company provided the required annual disclosures in Note U to its financial statements for the year ended December 31, 2003. The required interim disclosures have been included in Note L to these financial statements. An additional disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare and a federal subsidy to sponsors of retiree health care benefit plans. In accordance with FASB Staff Position 106-1, the Company deferred recognition of the effects of the Act in its accounting and disclosures for the plans until authoritative guidance on the accounting for the federal subsidy was issued. In May 2004, the FASB issued Staff Position 106-2 (FSP 106-2), which supersedes Staff Position 106-1 and provides authoritative guidance on the accounting and disclosure for the subsidy. FSP 106-2 is effective for the Company in the third quarter of 2004. The Company has not fully evaluated the impact of the Act and the subsidy and has not determined what changes, if any, would need to be made to current benefits to qualify for the subsidy.

C.	Stock Options

The Company accounts for its stock option plans under the recognition and measurement principles of APB 25 and related interpretations. No compensation expense is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the Company’s common stock at the date of grant.

Crown Holdings, Inc.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income, as reported	$33	$50	$15	$16

Deduct:
Stock-based compensation expense determined under fair value-based method, net of related tax effects	(2)	(3)	(3)	(5)

Pro forma net income	$31	$47	$12	$11

Earnings per share:
Basic - as reported	$.20	$.30	$.09	$.10

Basic - pro forma	$.19	$.29	$.07	$.07

Diluted - as reported	$.20	$.30	$.09	$.10

Diluted - pro forma	$.19	$.28	$.07	$.07

D.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the six month period ended June 30, 2004 were as follows:

	Americas	Europe	Total

Balance as of January 1, 2004	$647	$1,795	$2,442
Foreign currency translation	(3)	(9)	(12)

Balance as of June 30, 2004	$644	$1,786	$2,430

E.	Inventories

	June 30,	December 31,
	2004	2003

Finished goods	$437	$313
Work in process	118	99
Raw material and supplies	423	403

	$978	$815

F.	Debt and Liquidity

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

The proceeds of $2,620 from the senior secured notes and term loans, and $198 of borrowings under the new $550 credit facility, were used to repay the Company’s previous credit facility, to repurchase certain of the Company’s outstanding unsecured notes prior to maturity, and to pay fees and expenses associated with the refinancing. The remaining proceeds were initially placed in restricted cash accounts and were subsequently used to repay other existing unsecured notes, including some prior to maturity. During the first six months of 2003, the Company repurchased or retired $784 of unsecured notes and exchanged 5.4 million of its common shares for debt with a face value of $43. The Company recognized a net pre-tax loss of $9 from the early extinguishments of debt in connection with the repurchases and exchanges described above, and the write-off of unamortized financing fees and expenses from its previous credit facility.

Crown Holdings, Inc.

In March 2004, the Company purchased $21 aggregate principal of its 8.38% notes due 2005 at a premium of 4.5% to principal and €85 aggregate principal of its 6.00% notes due 2004 at a premium of 3.0% to principal, and recognized a loss of $4 from the early extinguishments of debt.

The Company recognized net unrealized foreign exchange losses of $23 and gains of $56 during the second quarter of 2004 and 2003, respectively, and losses of $27 and gains of $69 during the first six months of 2004 and 2003, respectively, arising primarily from unhedged currency exposure in Europe from the sale of the U.S. dollar senior secured notes described above.

G.	Derivative Financial Instruments

During the second quarter of 2004, the Company entered into an interest rate swap with a notional value of $100. As of June 30, 2004 the Company had four outstanding interest rate swaps with a combined notional value of $900 and a fair value of ($51), reported within other non-current liabilities. The swaps effectively convert fixed rate debt into variable rate debt and are accounted for as fair value hedges of the second priority U.S. dollar-denominated notes due in 2011.

H.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the six months ended June 30, 2004 and 2003, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2003	$ 9	$ 5	$14
Payments made	(3)	(1)	(4)
Foreign currency translation		(1)	(1)

Balance as of June 30, 2003	$ 6	$ 3	$ 9

Balance as of January 1, 2004	$23	$ 2	$25
Payments made	(8)	(1)	(9)

Balance as of June 30, 2004	$ 15	$ 1	$ 16

The balance remaining in the reserve includes employee-related agreements with unions and governmental agencies as well as lease arrangements with landlords for which payments are extended over time. The balance of the restructuring reserve was included in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

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

In June 2003, the State of Texas enacted general tort reform legislation. The legislation includes a provision that limits the asbestos-related liabilities under Texas law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets. On October 21, 2003, Crown Cork received a favorable ruling on its motion for summary judgment in an asbestos-related case pending against it in the District Court of Harris County, Texas (in Re Asbestos Litigation No. 90-23333, District Court, Harris County, Texas). Although the Company believes that the ruling of the District Court is correct, the decision has been appealed by the plaintiffs and there can be no assurance that the legislation will be upheld by the Texas courts.

Crown Holdings, Inc.

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

In recent years, certain other state and federal legislators have considered legislation to reform the treatment of asbestos-related personal injury claims. In April of 2004, the Fairness in Asbestos Injury Resolution Act of 2004 (the “FAIR Bill”) was introduced in the United States Senate and a motion to proceed with floor consideration of the FAIR Bill was subsequently defeated. The FAIR Bill, which was intended to substitute for a bill approved by the Senate Judiciary Committee in July of 2003, would create a national trust fund in lieu of state and federal litigation to compensate people with asbestos-related diseases. The trust fund would require contributions from companies, such as Crown Cork, that have made past payments for asbestos-related personal injury claims and would limit the payments made by such companies relating to asbestos-related liabilities during the life of the fund. Currently, the FAIR Bill is subject to ongoing negotiations and discussions among legislators, labor unions, insurance companies, industry participants and other interested parties. There can be no assurance that federal asbestos legislation, such as the FAIR Bill, will be passed into law or the form that any such legislation will take, and the Company is unable to predict the impact that any such legislation would have on Crown Cork or the Company. Due to this uncertainty, the Company has not considered possible federal legislation in evaluating the adequacy of the Company’s reserve for asbestos-related claims.

During the six months ended June 30, 2004, Crown Cork received 6,000 new claims, settled or dismissed 3,000 claims for a total of $3 and had 78,000 claims outstanding at the end of the period. During the six months ended June 30, 2003, the Company received 28,000 new claims, settled or dismissed 11,000 claims for a total of $11 and had 76,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of June 30, 2004, the Company’s accrual for pending and future asbestos-related claims was $232, a decrease of $7 since December 31, 2003 due to payments made during the first six months of 2004. The 2004 payments included $1 for claims that were settled in prior years. The Company estimates that its probable and estimable asbestos liability for pending and future asbestos-related claims will range between $232 and $399. The accrual balance of $232 includes $129 for unasserted claims and $21 for committed settlements that will be paid over time.

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

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Texas tort reform legislation and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2013. The upper end of the Company’s estimated range of possible asbestos costs of $399 includes claims beyond that date.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. In addition, there can be no assurance regarding the validity or correctness of the Company’s assumptions or beliefs underlying its accrual and the estimated range of potential liability. Unfavorable court decisions, especially in Pennsylvania or Texas, or other adverse developments, may require the Company to substantially increase its accrual or change its estimate. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material adverse effect on the Company’s results of operations, financial position and cash flow.

J.	Commitments and Contingent Liabilities

On March 18, 2003, the European Commission issued a Statement of Objections alleging that certain of the Company’s European subsidiaries engaged in commercial practices that violated European competition law. The Statement of Objections, which is understood to arise from an investigation of a complaint made by a competitor, alleges that certain food can contracts primarily in the United Kingdom and Ireland during the 1990’s infringed Article 82 of the EC Treaty (abuse of dominant position). The issuance of a Statement of Objections by the Commission is the initial step in formal proceedings. It does not constitute a decision on the merits. The Company filed a reply to the Statement of Objections and presented its defense at a formal hearing. It is not known when the Commission will issue a decision. If the Commission finds that the subsidiaries violated European competition law, the Commission has the authority to require the Company to modify its commercial practices and to levy fines. The Commission’s decision may be appealed to the European Court of First Instance. The Company believes that the allegations against it are without merit and intends to continue to defend its position vigorously. However, the Company is unable to predict the ultimate outcome or its impact on the Company. The Company is also unable at this time to estimate the range of potential fines, which could be material to its results of operations, financial position and cash flow.

The Company is also subject to various other lawsuits and claims with respect to matters such as labor, environmental, securities and employee benefits laws and regulations and actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position or cash flow of the Company.

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

The Company has guaranteed $7 related to future rent payments for properties leased by Constar International Inc. The guarantees represent an accommodation to landlords due to Constar’s divestiture from the Company in 2002.

Crown Holdings, Inc.

At June 30, 2004, the Company has certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits, the maximum potential liability is $46, and certain agreements contain no such liability limits. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.

At June 30, 2004, the Company also has guarantees of $36 related to the residual values of leased assets.

K.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Earnings:
Net income	$ 33	$ 50	$ 15	$ 16

Weighted average common shares outstanding:
Basic	165.2	164.9	165.1	164.4
Add: dilutive stock options	2.1	.9	2.1	.9

Diluted	167.3	165.8	167.2	165.3

Basic and diluted earnings per share	$.20	$.30	$.09	$.10

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 3.9 million shares for the three and six months ended June 30, 2004, and 6.0 and 6.5 million shares for the three and six months ended June 30, 2003, respectively. These shares were excluded because the exercise prices of the outstanding options were above the average market prices for the related periods.

L.	Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	U.S. Plans		Non-U.S. Plans

Six Months ended June 30,	2004	2003	2004	2003

Pension Benefits

Service cost	$5	$4	$16	$12
Interest cost	40	39	82	67
Expected return on plan assets	(37)	(32)	(108)	(86)
Recognized prior service cost	1	1	(4)	(3)
Recognized actuarial loss	31	25	26	19

Net periodic benefit cost	$40	$37	$12	$9

Other Postretirement Benefits	Consolidated

	2004	2003

Service cost	$1	$1
Interest cost	21	22
Recognized prior service cost	(6)	(3)
Recognized actuarial loss	9	6

Net periodic benefit cost	$25	$26

Crown Holdings, Inc.

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $155 to its pension plans in 2004. The Company now expects to contribute approximately $120 in 2004 as a result of the Pension Funding Equity Act of 2004. The Act affects the calculation of pension contributions for 2004 and 2005 by replacing the interest rate on 30-year treasury bonds with a rate derived from rates on long-term corporate bonds.

M.	Segment Information

The Company has three reportable operating segments: Americas, Europe, and Asia-Pacific. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarters costs. Divisional headquarters cost are reported within the operating segments.

The interim segment information is as follows:

Three Months ended June 30,

2004	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$748	$996	$92		$1,836
Segment income / (loss)	57	117	14	($22)	166

2003

External sales	718	925	83		1,726
Segment income / (loss)	46	101	13	(22)	138

Six Months ended June 30,

2004	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$1,388	$1,895	$176		$3,459
Segment income / (loss)	82	197	26	($48)	257

2003

External sales	1,327	1,693	166		3,186
Segment income / (loss)	64	163	22	(44)	205

The following table reconciles the Company’s consolidated segment income to consolidated income before income taxes, minority interests and equity earnings:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Segment income	$166	$138	$257	$205
Interest expense	89	101	179	180
Interest income	(1)	(3)	(3)	(5)
Gain on sale of assets		(3)		(3)
(Gain) / loss from early extinguishments of debt		(2)	4	9
Translation and exchange adjustments	23	(56)	27	(69)

Income before income taxes, minority interests and equity earnings	$55	$101	$ 50	$ 93

Crown Holdings, Inc.

N.	Condensed Combining Financial Information

In connection with the Company’s refinancing as discussed in Note F, Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, issued $2,116 of senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivables securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. For additional historical financial information for these subsidiaries, see Note X to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following condensed combining financial statements:

• statements of operations for the three and six months ended June 30, 2004 and 2003,
• balance sheets as of June 30, 2004 and December 31, 2003, and
• cash flows for the six months ended June 30, 2004 and 2003 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,255	$581		$1,836

Cost of products sold, excluding
depreciation and amortization		($10)	1,053	461		1,504
Depreciation and amortization			51	25		76

Gross profit		10	151	95		256

Selling and administrative expense		(1)	67	24		90
Net interest expense		31	55	2		88
Technology royalty			(7)	7
Translation and exchange adjustments		11	9	3		23

Income / (loss) before income taxes,
minority interests and equity earnings		(31)	27	59		55
Provision for income taxes			1	15		16
Equity earnings	$33	67	8		($108)

Income before minority interests and equity earnings	33	36	34	44	(108)	39
Minority interests and equity earnings			2	(8)		(6)

Net income	$33	$36	$36	$369	($108)	$33

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,211	$515		$1,726

Cost of products sold, excluding
depreciation and amortization		($4)	1,027	399		1,422
Depreciation and amortization		(1)	61	25		85

Gross profit		5	123	91		219

Selling and administrative expense			66	15		81
Gain on sale of assets			(1)	(2)		(3)
Gain from early extinguishments of debt			(1)	(1)		(2)
Net interest expense		29	75	(6)		98
Technology royalty			(6)	6
Translation and exchange adjustments		(13)	(42)	(1)		(56)

Income / (loss) before income taxes,
minority interests and equity earnings		(11)	32	80		101
Provision for income taxes			10	10		20
Equity earnings	$50	85	50		($185)

Income before minority interests and equity earnings	50	74	72	70	(185)	81
Minority interests and equity earnings			(22)	(9)		(31)

Net income	$50	$74	$50	$61	($185)	$50

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$2,392	$1,067		$3,459

Cost of products sold, excluding
depreciation and amortization		($15)	2,031	851		2,867
Depreciation and amortization			105	48		153

Gross profit		15	256	168		439

Selling and administrative expense			138	44		182
Loss from early extinguishments of debt			1	3		4
Net interest expense		62	117	(3)		176
Technology royalty			(13)	13
Translation and exchange adjustments		24	(6)	9		27

Income / (loss) before income taxes,
minority interests and equity earnings		(71)	19	102		50
Provision / (benefit) for income taxes			(5)	29		24
Equity earnings / (loss)	$15	121	(7)		($129)

Income before minority interests and equity earnings	15	50	17	73	(129)	26
Minority interests and equity earnings			2	(13)		(11)

Net income	$15	$50	$19	$60	($129)	$15

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$2,260	$926		$3,186

Cost of products sold, excluding
depreciation and amortization		($8)	1,930	734		2,656
Depreciation and amortization			114	49		163

Gross profit		8	216	143		367

Selling and administrative expense			129	33		162
(Gain) / loss on sale of assets			(55)	12	$40	(3)
(Gain) / loss from early extinguishments of debt			15	(6)		9
Net interest expense		40	142	(7)		175
Technology royalty			(11)	11
Translation and exchange adjustments		(18)	(49)	(2)		(69)

Income / (loss) before income taxes,
minority interests and equity earnings		(14)	45	102	(40)	93
Provision for income taxes			23	16		39
Equity earnings	$16	119	16		(151)

Income before minority interests and equity earnings	16	105	38	86	(191)	54
Minority interests and equity earnings			(22)	(16)		(38)

Net income	$16	$105	$16	$70	($191)	$16

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$5	$49	$197		$251
Receivables, net		9	385	614		1,008
Intercompany receivables			51	34	($85)
Inventories			594	384		978
Prepaid expenses and other current assets	$2		68	22		92

Total current assets	2	14	1,147	1,251	(85)	2,329

Long-term notes and receivables			13	9		22
Intercompany debt receivables	11	1,897	1,456	608	(3,972)
Investments			65	16		81
Investments in subsidiaries	175	3,069	(123)		(3,121)
Goodwill			1,833	597		2,430
Property, plant and equipment, net		1	1,332	659		1,992
Other non-current assets		76	899	39		1,014

Total	$188	$5,057	$6,622	$3,179	($7,178)	$7,868

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$52	$27		$79
Current maturities of long-term debt		$3	64	49		116
Accounts payable and accrued liabilities	$10	86	1,144	603		1,843
Intercompany payables			33	52	($85)
Income taxes payable		7	32	15		54

Total current liabilities	10	96	1,325	746	(85)	2,092

Long-term debt, excluding current maturities		2,169	1,489	51		3,709
Long-term intercompany debt		1,267	2,121	584	(3,972)
Postretirement and pension liabilities			980	13		993
Other non-current liabilities		45	532	124		701
Minority interests				195		195
Commitments and contingent liabilities

Shareholders’ equity	178	1,480	175	1,466	(3,121)	178

Total	$188	$5,057	$6,622	$3,179	($7,178)	$7,868

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$5	$118	$278		$401
Receivables, net		12	299	483		794
Intercompany receivables			38	28	($66)
Inventories			515	300		815
Prepaid expenses and other current assets			78	34		112

Total current assets		17	1,048	1,123	(66)	2,122

Long-term notes and receivables			14	9		23
Intercompany debt receivables	$8	2,452	1,456	1,141	(5,057)
Investments			66	17		83
Investments in subsidiaries	138	3,393	310		($3,841)
Goodwill			1,831	6110		2,442
Property, plant and equipment, net			1,419	693		2,112
Other non-current assets		85	884	22		991

Total	$146	$5,947	$7,028	$3,616	($8,964)	$7,773

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$46	$23		$69
Current maturities of long-term debt			3	158		161
Accounts payable and accrued liabilities	$6	$97	1,124	523	($6)	1,744
Intercompany payables			28	38	(66)
Income taxes payable			35	27		62

Total current liabilities	6	97	1,236	769	(72)	2,036

Long-term debt, excluding current maturities		2,197	1,458	54		3,709
Long-term intercompany debt		1,799	2,668	582	(5,049)
Postretirement and pension liabilities			974	11		985
Other non-current liabilities		31	552	123		706
Minority interests				197		197
Commitments and contingent liabilities

Shareholders’ equity	140	1,823	140	1,880	(3,843)	140

Total	$146	$5,947	$7,028	$3,616	($8,964)	$7,773

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by /(used for) operating activities	$2	($50)	($59)	$41		($66)

Cash flows from investing activities
Capital expenditures			(51)	(15)		(66)
Proceeds from sale of property, plant and equipment			2	3		5
Intercompany investing activities		415	422	30	($867)
Other, net			4	(10)		(6)

Net cash provided by / (used for) investing activities		415	377	8	(867)	(67)

Cash flows from financing activities

Proceeds from long-term debt				1		1
Payments of long-term debt			(21)	(114)		(135)
Net change in short-term debt		7	114	14		135
Net change in long-term intercompany balances	(3)	28	(444)	419
Common stock issued	1					1
Dividends paid		(400)	(34)	(433)	867
Minority dividends, net of contributions				(17)		(17)

Net cash used for financing activities	(2)	(365)	(385)	(130)	867	(15)

Effect of exchange rate changes on cash and cash equivalents			(1)	(1)		(2)

Net change in cash and cash equivalents			(68)	(82)		(150)

Cash and cash equivalents at beginning of period		5	118	278		401

Cash and cash equivalents at end of period	$0	$5	$50	$196	$0	$251

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities		$44	($175)	$46		($85)

Cash flows from investing activities
Capital expenditures			(40)	(14)		(54)
Proceeds from sale of property, plant and equipment			12	4		16
Change in restricted cash		(82)	(80)			(162)
Intercompany investing activities	($2)	(715)	704	34	($21)
Other, net			1			1

Net cash provided by / (used for) investing activities	(2)	(797)	597	24	(21)	(199)

Cash flows from financing activities

Proceeds from long-term debt		2,170	450	2		2,622
Payments of long-term debt			(475)	(323)		(798)
Net change in short-term debt		73	(1,595)			(1,522)
Net change in long-term intercompany balances		(1,400)	1,158	242
Debt issue costs		(86)	(45)			(131)
Dividends paid				(21)	21
Proceeds from termination of currency swap			13			13
Common stock issued	2					2
Minority dividends, net of contributions				(6)		(6)

Net cash provided by / (used for) financing activities	2	757	(494)	(106)	21	180

Effect of exchange rate changes on cash and cash equivalents			7	10		17

Net change in cash and cash equivalents		4	(65)	(26)		(87)

Cash and cash equivalents at beginning of period		1	139	223		363

Cash and cash equivalents at end of period	$0	$5	$74	$197	$0	$276

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations for the three and six months ended June 30, 2004 and 2003,
• balance sheets as of June 30, 2004 and December 31, 2003 and
• cash flows for the six months ended June 30, 2004 and 2003 are presented on the following pages.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,836		$1,836

Cost of products sold, excluding depreciation
and amortization			1,504		1,504
Depreciation and amortization			76		76

Gross profit			256		256

Selling and administrative expense		$2	88		90
Net interest expense		80	8		88
(Gain) / loss on sale of assets		1	(1)
Translation and exchange adjustments			23		23

Income / (loss) before income taxes, minority interests and equity earnings		(83)	138		55
Provision / (benefit) for income taxes		(37)	53		16
Equity earnings	$33	74		($107)

Income before minority interests and equity earnings	33	28	85	(107)	39
Minority interests and equity earnings		5	(11)		(6)

Net income	$33	$33	$74	($107)	$33

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,726		$1,726

Cost of products sold, excluding depreciation
and amortization			1,422		1,422
Depreciation and amortization			85		85

Gross profit			219		219

Selling and administrative expense			81		81
Gain on sale of assets			(3)		(3)
Gain from early extinguishments of debt			(2)		(2)
Net interest expense		$74	24		98
Translation and exchange adjustments			(56)		(56)

Income / (loss) before income taxes, minority interests and equity earnings		(74)	175		101
Provision/(benefit) for income taxes		(18)	38		20
Equity earnings	$50	128		($178)

Income before minority interests and equity earnings	50	72	137	(178)	81
Minority interests and equity earnings		(22)	(9)		(31)

Net income	$50	$50	$128	($178)	$50

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$3,459		$3,459

Cost of products sold, excluding depreciation
and amortization			2,867		2,867
Depreciation and amortization			153		153

Gross profit			439		439

Selling and administrative expense		$2	180		182
(Gain) / loss on sale of assets		1	(1)
Loss from early extinguishments of debt		1	3		4
Net interest expense		157	19		176
Translation and exchange adjustments			27		27

Income / (loss) before income taxes, minority interests and equity earnings		(161)	211		50
Provision / (benefit) for income taxes		(49)	73		24
Equity earnings	$15	120		($135)

Income before minority interests and equity earnings	15	8	138	(135)	26
Minority interests and equity earnings		7	(18)		(11)

Net income	$15	$15	$120	($135)	$15

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$3,186		$3,186

Cost of products sold, excluding depreciation
and amortization			2,656		2,656
Depreciation and amortization			163		163

Gross profit			367		367

Selling and administrative expense			162		162
Gain on sale of assets		($156)	(3)	$156	(3)
(Gain) / loss from early extinguishments of debt		15	(6)		9
Net interest expense		148	27		175
Translation and exchange adjustments			(69)		(69)

Income / (loss) before income taxes, minority interests and equity earnings		(7)	256	(156)	93
Provision/(benefit) for income taxes		(49)	88		39
Equity earnings/(loss)	$16	(4)		(12)

Income before minority interests and equity earnings	16	38	168	(168)	54
Minority interests and equity earnings		(22)	(16)		(38)

Net income	$16	$16	$152	($168)	$16

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$2	$249		$251
Receivables, net		4	1,004		1,008
Inventories			978		978
Prepaid expenses and other current assets	$2		90		92

Total current assets	2	6	2,321		2,329

Long-term notes and receivables			22		22
Intercompany debt receivables	11		3,040	($3,054)
Investments	175	4,211	37	(4,342)	81
Goodwill			2,430		2,430
Property, plant and equipment, net			1,992		1,992
Other non-current assets		8	1,006		1,014

Total	$188	$4,225	$10,848	($7,393)	$7,868

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$79		$79
Current maturities of long-term debt		$40	76		116
Accounts payable and accrued liabilities	$10	81	1,752		1,843
Income taxes payable			54		54

Total current liabilities	10	121	1,961		2,092

Long-term debt, excluding current maturities		699	3,010		3,709
Long-term intercompany debt		3,051		($3,051)
Postretirement and pension liabilities			993		993
Other non-current liabilities		179	522		701
Minority interests			195		195
Commitments and contingent liabilities
Shareholders’ equity	178	175	4,167	(4,342)	178

Total	$188	$4,225	$10,848	($7,393)	$7,868

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$401		$401
Receivables, net			794		794
Inventories			815		815
Prepaid expenses and other current assets			112		112

Total current assets			2,122		2,122

Long-term notes and receivables			23		23
Intercompany debt receivables	$8		3,307	($3,315)
Investments	138	$4,473	37	(4,565)	83
Goodwill			2,442		2,442
Property, plant and equipment, net			2,112		2,112
Other non-current assets		9	982		991

Total	$146	$4,482	$11,025	($7,880)	$7,773

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$69		$69
Current maturities of long-term debt		$1	160		161
Accounts payable and accrued liabilities	$6	81	1,657		1,744
Income taxes payable		4	58		62

Total current liabilities	6	86	1,944		2,036

Long-term debt, excluding current maturities		759	2,950		3,709
Long-term intercompany debt		3,315		($3,315)
Postretirement and pension liabilities			985		985
Other non-current liabilities		184	522		706
Minority interests			197		197
Commitments and contingent liabilities
Shareholders’ equity	140	138	4,427	(4,565)	140

Total	$146)	$4,482	$11,025	($7,880)	$7,773

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$2	($119)	$51		($66)

Cash flows from investing activities
Capital expenditures			(66)		(66)
Proceeds from sale of property, plant and equipment			5		5
Intercompany investing activities		403	(398)	($5)
Other, net		4	(10)		(6)

Net cash provided by / (used for) investing activities		407	(469)	(5)	(67)

Cash flows from financing activities
Proceeds from long-term debt			1		1
Payments of long-term debt		(22)	(113)		(135)
Net change in short-term debt			135		135
Net change in long-term intercompany balances	(3)	(264)	267
Common stock issued	1				1
Dividends paid			(5)	5
Minority dividends, net of contributions			(17)		(17)

Net cash provided by / (used for) financing activities	(2)	(286)	268	5	(15)

Effect of exchange rate changes on cash and cash equivalents			(2)		(2)

Net change in cash and cash equivalents		2	(152)		(150)

Cash and cash equivalents at beginning of period			401		401

Cash and cash equivalents at end of period	$0	$2	$249	$0	$251

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($135)	$50		($85)

Cash flows from investing activities
Capital expenditures			(54)		(54)
Proceeds from sale of property, plant and equipment			16		16
Change in restricted cash			(162)		(162)
Intercompany investing activities	($2)	850	(877)	$29
Other, net			1		1

Net cash provided by / (used for) investing activities	(2)	850	(1,076)	29	(199)

Cash flows from financing activities
Proceeds from long-term debt			2,622		2,622
Payments of long-term debt		(265)	(533)		(798)
Net change in short-term debt		(1,576)	54		(1,522)
Net change in long-term intercompany balances		1,099	(1,099)
Debt issue costs			(131)		(131)
Proceeds from termination of currency swap			13		13
Common stock issued	2	27	2	(29)	2
Minority dividends, net of contributions			(6)		(6)

Net cash provided by / (used for) financing activities	2	(715)	922	(29)	180

Effect of exchange rate changes on cash and cash equivalents			17		17

Net change in cash and cash equivalents			(87)		(87)

Cash and cash equivalents at beginning of period			363		363

Cash and cash equivalents at end of period	$0	$0	$276	$0	$276

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data; per share amounts are quoted as diluted)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and six months ended June 30, 2004, compared to the corresponding periods in 2003 and the changes in financial condition and liquidity from December 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

The Company’s principal areas of focus include improving segment income, reducing debt, and managing asbestos costs.

Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. Key strategies for building and expanding the business include targeting geographic markets with strong growth potential, such as Asia, Latin America and southern and central Europe, improving selling prices in certain product lines and developing innovative packaging products using proprietary technology. The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and benefit costs. The Company operates globally and has significant revenues, income, cash flow and debt denominated in currencies other than the U.S. dollar.

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time. The Company’s total debt of $3,904 at June 30, 2004 decreased $460 from $4,364 at June 30, 2003. The reduction in debt included $162 from the use of restricted cash to retire unsecured notes.

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $118 in 2001, $114 in 2002, $68 in 2003 and $7 for the first six months of 2004. The Company currently expects to pay approximately $50 for the full year of 2004. While the level of payments has declined recently, the Company’s asbestos-related liabilities remain significant and the amount of future payments and liabilities is inherently difficult to estimate.

Results of Operations

Net Sales

Net sales in the second quarter of 2004 were $1,836, an increase of $110 or 6.4% compared to net sales of $1,726 for the same period in 2003. Net sales in the first six months of 2004 were $3,459, an increase of $273 or 8.6% compared to net sales of $3,186 for the same period in 2003. Sales from U.S. operations accounted for approximately 31% of consolidated net sales in the first six months of 2004 and 2003. Sales of beverage cans and ends accounted for 37% and sales of food cans and ends accounted for 31% of consolidated net sales in the first six months of 2004, compared to 36% and 31%, respectively for the same periods in 2003.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

An analysis of comparative segment net sales follows:

	Net Sales				Percentage Change

	Second Quarter		Six Months Ended		Second	Six
	2004	2003	2004	2003	Quarter	Months

Segment:

Americas	$ 748	$ 718	$1,388	$1,327	4.2%	4.6%
Europe	996	925	1,895	1,693	7.7%	11.9%
Asia-Pacific	92	83	176	166	10.8%	6.0%

	$1,836	$1,726	$3,459	$3,186	6.4%	8.6%

Net sales in the Americas segment for the second quarter of 2004 were $748, an increase of $30 or 4.2% compared to net sales of $718 in the second quarter of 2003. Net sales for the first six months of 2004 were $1,388, an increase of $61 or 4.6% compared to net sales of $1,327 in the first six months of 2003. The increase in net sales for the second quarter of 2004 was primarily due to the pass-through of approximately $20 of higher raw material costs to customers. The increase in net sales in the first six months of 2004 was primarily due to the pass-through of approximately $25 of higher raw material costs to customers, $19 of currency translation, and increased North American sales volumes of beverage cans. The effect of currency translation was primarily due to the strengthening of the Canadian dollar against the U.S. dollar.

Net sales in the European segment for the second quarter of 2004 were $996, an increase of $71 or 7.7% compared to net sales of $925 in the second quarter of 2003. Net sales for the first six months of 2004 were $1,895, an increase of $202 or 11.9% compared to net sales of $1,693 in the first six months of 2003. The increase in net sales for the second quarter and the first six months of 2004 was primarily due to the favorable impact of currency translation from the strengthening of the euro and sterling against the U.S. dollar.

Net sales in the Asia-Pacific segment for the second quarter of 2004 were $92, an increase of $9 or 10.8% compared to net sales of $83 in the second quarter of 2003. Net sales for the first six months of 2004 were $176, an increase of $10 or 6.0% compared to $166 in the first six months of 2003. The increase in net sales for the second quarter and first six months of 2004 was primarily due to increased beverage can volumes in China and Southeast Asia.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,504 and $2,867 for the three and six months ended June 30, 2004, increases of $82 and $211 compared to $1,422 and $2,656 for the same periods in 2003. The increases were primarily due to the impact of currency translation of approximately $59 for the quarter and $174 for the six months, and higher material costs for aluminum and steel.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 81.9% and 82.9% for the three and six months ended June 30, 2004 compared to 82.4% and 83.4% for the same periods in 2003. The improvement in 2004 was primarily due to productivity gains and the effects of the Company’s ongoing cost containment and restructuring programs in recent years.

A number of our U.S. steel suppliers began assessing a price surcharge earlier this year. To date, the impact on earnings has been minor as a result of the pass-through of increased costs to customers. However, the Company is continuing to monitor this situation and the effect on its operations. Supplier consolidations and recent government regulations provide additional uncertainty as to the level of prices at which the Company may be able to purchase these materials in the future.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Depreciation and Amortization

Depreciation and amortization was $76 and $153 in the second quarter and six months of 2004, decreases of $9 or 10.6% and $10 or 6.1% from the prior year periods. The decreases were primarily due to lower capital spending in recent years, offset by increases of $3 and $9 due to currency translation for the second quarter and six months, respectively. The effect of currency translation was primarily due to the strengthening of the euro and sterling against the U.S. dollar.

Selling and Administrative Expense

Selling and administrative expense was $90 in the second quarter of 2004 compared to $81 for the same period in 2003. The increase was primarily due to currency translation in Europe due to the stronger euro and sterling against the U.S. dollar. As a percentage of net sales, selling and administrative expense was 4.9% for the three months ended June 30, 2004 compared to 4.7% for the same period in 2003.

Selling and administrative expense was $182 in the first six months of 2004 compared to $162 for the same period in 2003. The increase was primarily due to currency translation in Europe due to the stronger euro and sterling against the U.S. dollar. As a percentage of net sales, selling and administrative expense was 5.3% for the six months ended June 30, 2004 compared to 5.1% for the same period in 2003.

Segment Income

Note M to the consolidated financial statements provides a reconciliation of consolidated segment income (net sales less cost of products sold, depreciation and amortization and selling and administrative expense) to income before income taxes, minority interests and equity earnings.

Consolidated segment income was $166 and $257 in the second quarter and six months of 2004 compared to $138 and $205 in the quarter and six months ended June 30, 2003. As a percentage of consolidated net sales, segment income was 9.0% and 7.4% in the second quarter and six months of 2004 compared to 8.0% and 6.4% for the same periods in 2003.

An analysis of segment income follows:

	Segment Income				Percentage Change

	Second Quarter		Six Months Ended		Second	Six
	2004	2003	2004	2003	Quarter	Months

Segment:

Americas	$ 57	$ 46	$ 82	$ 64	23.9%	28.1%
Europe	117	101	197	163	15.8%	20.9%
Asia-Pacific	14	13	26	22	7.7%	18.2%
Corporate	(22)	(22)	(48)	(44)		( 9.1%	)

	$166	$138	$257	$205	20.3%	25.4

Americas segment income, as a percentage of net sales, was 7.6% and 5.9% in the second quarter and first six months of 2004 compared to 6.4% and 4.8% for the same periods in 2003. The increases in segment income and percentage margin in 2004 were primarily due to cost reduction efforts.

European segment income, as a percentage of net sales, was 11.7% and 10.4% in the second quarter and first six months of 2004 compared to 10.9% and 9.6% for the same periods in 2003. The increases in segment income and percentage margin in 2004 were primarily due to cost reduction efforts. In addition to the cost reduction efforts, segment income for 2004 also improved due to the effect of currency translation.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Asia-Pacific segment income, as a percentage of net sales, was 15.2% and 14.8% in the second quarter and first six months of 2004 compared to 15.7% and 13.3% for the same periods in 2003. The increases in segment income were primarily due to increased beverage can volumes in China and Southeast Asia.

Gain on Sale of Assets

During the first six months of 2004, the Company sold various assets for $5 and had no total net gain or loss. During the first six months of 2003, the Company sold various assets for $16 and recorded a net gain of $3 before tax.

Gain / Loss from Early Extinguishments of Debt

During the first quarter of 2004, the Company recognized a loss of $4 before tax, primarily in Europe, in connection with the repurchase of certain unsecured notes. The transaction is more fully described in Note F to the consolidated financial statements, which information is incorporated herein by reference.

During the first six months of 2003, the Company recognized a net pre-tax loss of $9 in connection with repurchases of certain unsecured notes, the write-off of unamortized fees from its previous credit facility, and the exchange of 5.4 million shares of its common stock for outstanding unsecured notes in privately negotiated debt-for-equity exchanges.

Net Interest Expense

Net interest expense decreased $10 and increased $1, respectively, for the three and six months ended June 30, 2004 versus the same periods in 2003. The decrease in the quarter was due to lower average debt outstanding compared to 2003. The increase for the year was due to increased borrowing rates from the 2003 refinancing discussed in Note F to the consolidated financial statements, partially offset by lower average debt outstanding.

Translation and Exchange Adjustments

The results for the six months ended June 30, 2004 included net foreign exchange losses of $27 compared to net gains of $69 for the same period in 2003. The majority of the U.S. dollar debt from the 2003 refinancing was issued by the Company’s European subsidiaries. The European subsidiaries have significant unhedged currency exposure which may continue to result in future foreign exchange gains or losses. The Company may hedge a portion of these exposures in the future through derivative instruments or intercompany loans. Further discussion of the potential impact on earnings from the 2003 refinancing is provided in Item 3, “Quantitative and Qualitative Disclosures About Market Risk”of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Taxes on Income

The second quarter of 2004 included a tax charge of $16 on pre-tax income of $55 for an effective rate of 29.1%. The difference of $3 between the pre-tax income at the U.S. statutory rate of 35% or $19, and the total tax charge of $16, included a charge of $12 for potential tax contingencies. The increase of $12 was more than offset by $15 of reductions, including $13 due to federal, state and foreign refunds and credits due.

The first six months of 2004 included a tax charge of $24 on pre-tax income of $50 for an effective rate of 48.0%. The difference of $6 between the pre-tax income at the U.S. statutory rate of 35%, or $18, and the total tax charge of $24 included the charge of $12 referred to above, and net changes of $10 for valuation allowance adjustments, primarily for current year U.S. losses. The increases to the effective rate were partially offset by $16 of net reductions, including $13 due to federal, state and foreign refunds and credits due.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Minority Interests, net of Equity Earnings

The charge for minority interests, net of equity earnings, decreased $25 and $27 in the second quarter and first six months of 2004, respectively, compared to the same periods of 2003. The charge for the second quarter of 2003 included $22 for the Company’s share of a goodwill impairment charge recorded by Constar International Inc., in which the Company holds an interest of approximately 10.5%.

Liquidity and Capital Resources

Cash from Operations

Cash of $66 was used for operating activities in the first six months of 2004 compared to $85 during the same period in 2003. Cash used due to changes in working capital was $259 in the first six months of 2004 compared to $281 in 2003. The Company generally uses cash in the first six months of the year to finance its seasonal working capital needs. Other improvements in 2004 compared to 2003 included a reduction in asbestos payments to $7 from $30 in 2003, and an improvement in gross profit. These improvements in 2004 were partially offset by an increase in interest payments to $160 in 2004 from $105 in 2003, due to the timing of the interest payments on the senior secured notes compared to the refinanced debt.

Investing Activities

Investing activities used cash of $67 during the first six months of 2004 compared to cash used of $199 in the prior year period. The reduction in cash used for investing activities was primarily due to restricted cash balances established in connection with the Company’s refinancing in February 2003.

Financing Activities

Financing activities used cash of $15 during the first six months of 2004 compared to cash provided of $180 during the same period in 2003. The decrease in cash from financing activities compared to 2003 was primarily due to the net proceeds from the 2003 refinancing discussed below.

Refinancing Activities

On February 26, 2003, the Company completed a refinancing consisting of the sale of $1,085 of 9.5% second priority senior secured notes due 2011, €285 ($306 equivalent) of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, first priority term loans of $504 due in 2008 (which are accelerated to 2006 in the event that Crown’s unsecured public debt that matures in 2006 is not repaid, or funds are not set aside in a designated account to repay such debt, by September 15, 2006) and a $550 first priority revolving credit facility due in 2006. The first priority term loans consisted of borrowings in U.S. dollars of $450 and in euros of €50 ($54 equivalent). Proceeds were used to repay the Company’s previous credit facility, repurchase and repay a portion of the Company’s outstanding unsecured notes and pay fees and expenses associated with the refinancing. Further information relating to the Company’s liquidity and capital resources is set forth under Note F to the consolidated financial statements, which information is incorporated herein by reference.

As of June 30, 2004, the Company had $350 of borrowing capacity available under the credit facility, equal to the total facility of $550 less $122 of direct borrowings and $78 of standby letters of credit.

As of June 30, 2004, and excluding the credit facility which matures in 2006, aggregate maturities of long-term debt for the years ended December 31, 2004 to 2008 were $53, $84, $313, $43 and $411, respectively.

Contractual Obligations

Due to the effect of the recently enacted Pension Funding Equity Act of 2004, the Company expects its 2004 pension plan contributions to be approximately $120 instead of the $155 disclosed in the Company’s 2003 Annual Report on Form 10-K.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

In addition to the reduced pension plan contributions, purchase obligations, covering new agreements for raw materials and energy, increased by $306 in 2004, $329 in 2005 and $342 in 2006 above the amounts provided within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note J to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first six months of 2004.

Recent Accounting Pronouncements

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare and a federal subsidy to sponsors of retiree health care benefit plans. In accordance with FASB Staff Position 106-1, the Company deferred recognition of the effects of the Act in its accounting and disclosures for the plans until authoritative guidance on the accounting for the federal subsidy was issued. In May 2004, the FASB issued Staff Position 106-2 (FSP 106-2), which supersedes Staff Position 106-1 and provides authoritative guidance on the accounting and disclosure for the subsidy. FSP 106-2 is effective for the Company in the third quarter of 2004. The Company has not fully evaluated the impact of the Act and the subsidy and has not determined what changes, if any, would need to be made to the current benefits to qualify for the subsidy.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note I, commitments and contingencies in Note J and pension and other postretirement benefits in Note L to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 within Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Following the refinancing in 2003, the Company has significant U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings. As of June 30, 2004, the Company had approximately $1.9 billion of net U.S. dollar-denominated liability exposure in its European subsidiaries, including approximately $1.4 billion in subsidiaries with the euro as their functional currency and approximately $0.5 billion in subsidiaries with the pound sterling as their functional currency. In addition, a euro functional currency subsidiary had a Canadian dollar asset exposure of approximately $0.5 billion from an intercompany loan. Based on the exposure at June 30, 2004, a one percentage change in the U.S. dollar exchange rate against these currencies would result in an exchange gain or loss of approximately $14 million before tax.

As of June 30, 2004, the Company had approximately $1.7 billion principal floating interest rate debt, including $900 from four outstanding interest rate swaps as discussed in Note G to the consolidated financial statements, which information is incorporated herein by reference. A change of .25% in these floating interest rates would change annual interest expense by approximately $4 million before tax.

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

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

PART II — OTHER INFORMATION

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

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

b)	Reports on Form 8-K

On April 15, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 12, Results of Operations and Financial Condition, which included its press release dated April 14, 2004 announcing its results for the first quarter ended March 31, 2004.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  August 2, 2004