Form 10-Q
period 2004-09-30
CROWN HOLDINGS INC
filed 2004-11-05
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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
Yes   X   No   ___

There were 165,402,408 shares of Common Stock outstanding as of October 29, 2004.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended September 30,	2004	2003

Net sales	$1,992	$1,853

Cost of products sold, excluding depreciation and amortization	1,642	1,529
Depreciation and amortization	77	84

Gross profit	273	240

Selling and administrative expense	87	80
Provision for restructuring	1	3
Provision for asset impairments and loss / gain on sale of assets		46
Loss from early extinguishment of debt	33
Interest expense	91	100
Interest income	(2)	(2)
Translation and exchange adjustments	(34)	(48)

Income before income taxes, minority interests and equity earnings	97	61

Provision for income taxes	32	45
Minority interests and equity earnings	(7)	(10)

Net income	$58	$6

Earnings per average common share:
Basic	$.35	$.04

Diluted	$.35	$.04

Weighted average common shares outstanding:
Basic	165,310,712	164,942,505
Diluted	168,000,750	166,182,474

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Nine months ended September 30,	2004	2003

Net sales	$5,451	$5,039

Cost of products sold, excluding depreciation and amortization	4,504	4,185
Depreciation and amortization	230	247

Gross profit	717	607

Selling and administrative expense	269	242
Provision for restructuring	1	3
Provision for asset impairments and loss / gain on sale of assets		43
Loss from early extinguishment of debt	37	9
Interest expense	270	280
Interest income	(5)	(7)
Translation and exchange adjustments	(7)	(117)

Income before income taxes, minority interests and equity earnings	152	154

Provision for income taxes	56	84
Minority interests and equity earnings	(18)	(48)

Net income	$78	$22

Earnings per average common share:
Basic	$.47	$.13

Diluted	$.47	$.13

Weighted average common shares outstanding:
Basic	165,184,807	164,569,322
Diluted	167,513,309	165,617,818

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30,	December 31,
	2004	2003

Assets
Current assets
Cash and cash equivalents	$295	$401
Receivables, net	1,095	794
Inventories	911	815
Prepaid expenses and other current assets	81	112

Total current assets	2,382	2,122

Long-term notes and receivables	22	23
Investments	85	83
Goodwill	2,452	2,442
Property, plant and equipment, net	1,959	2,112
Other non-current assets	1,004	991

Total	$7,904	$7,773

Liabilities and shareholders' equity
Current liabilities
Short-term debt	$99	$69
Current maturities of long-term debt	91	161
Accounts payable and accrued liabilities	1,860	1,744
Income taxes payable	64	62

Total current liabilities	2,114	2,036

Long-term debt, excluding current maturities	3,769	3,709
Postretirement and pension liabilities	936	985
Other non-current liabilities	657	706
Minority interests	195	197
Commitments and contingent liabiities (Note J)
Shareholders' equity	233	140

Total	$7,904	$7,773

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Nine months ended September 30,	2004	2003

Net cash provided by operating activities	$30	$70

Cash flows from investing activities
Capital expenditures	(97)	(82)
Proceeds from sale of property, plant and equipment	12	27
Change in restricted cash		(145)
Other, net	(6)	(9)

Net cash used for investing activities	(91)	(209)

Cash flows from financing activities
Proceeds from long-term debt	427	2,623
Payments of long-term debt	(496)	(830)
Net change in short-term debt	81	(1,587)
Debt issue costs	(28)	(137)
Net payment from termination of cross-currency swaps		(8)
Common stock issued	2	2
Dividends paid to minority interests, net of contributions	(29)	(18)

Net cash (used for) / provided by financing activities	(43)	45

Effect of exchange rate changes on cash and cash equivalents	(2)	18

Net change in cash and cash equivalents	(106)	(76)

Cash and cash equivalents at beginning of period	401	363

Cash and cash equivalents at end of period	$295	$287

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Comprehensive Income		Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2003			$902	$1,684	($1,183)	($104)	($1,386)	($87)
Net income	$ 6	$ 22			22			22
Translation adjustments	10	99					99	99
Derivatives qualifying as hedges	4	(1)					(1)	(1)

Comprehensive income	$20	$120

Common stock issued — debt-for-equity exchanges			27	14				41
Common stock issued — benefit plans				1		1		2

Balance at September 30, 2003			$929	$1,699	($1,161)	($103)	($1,288)	$76

	Comprehensive Income		Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2004			$929	$1,699	($1,215)	($103)	($1,170)	$140
Net income	$58	$78			78			78
Translation adjustments	(9)	10					10	10
Derivatives qualifying as hedges	1	4					4	4
Available for sale securities	(1)	(1)					(1)	(1)

Comprehensive income	$49	$91

Common stock issued — benefit plans						2		2

Balance at September 30, 2004			$929	$1,699	($1,137)	($101)	($1,157)	$233

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its wholly-owned and majority-owned subsidiary companies (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Crown Holdings, Inc. as of September 30, 2004 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

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

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) and a non-taxable federal subsidy of certain prescription drug claims to sponsors of retiree health care benefit plans. In the first quarter of 2004, under the guidance of FASB Staff Position 106-1, the Company elected to defer recognition of the effects of the Act in its accounting and disclosures for the plans until authoritative guidance on the accounting for the federal subsidy was issued. In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides authoritative guidance on accounting for the federal subsidy as specified in the Act. FSP 106-2 supersedes FSP 106-1 and is effective for the first interim or annual period beginning after June 15, 2004. The Company considers that the prescription drug benefits provided under its postretirement health care plans are at least actuarially equivalent to the prescription drug benefits offered under Medicare Part D and qualify for the subsidy under the Act. Therefore, the Company has retroactively applied FSP 106-2 to the date of enactment of the Act and accordingly reduced its obligation (accumulated projected benefit obligation) related to benefits attributed to past service by $60. For 2004 net periodic postretirement benefit cost, reported in cost of products sold, has been retroactively reduced by $5 for the first six months of 2004 and $2 for the three months ended September 30, 2004. The reduction included $4 for recognized actuarial losses and $3 for interest costs.

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

Crown Holdings, Inc.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income, as reported	$58	$6	$78	$22

Deduct: stock-based compensation expense determined under fair value-based method, net of related tax effects	(3)	(2)	(6)	(7)

Pro forma net income	$55	$4	$72	$15

Earnings per share:

Basic - as reported	$.35	$.04	$.47	$.13

- pro forma	$.33	$.02	$.44	$.09

Diluted - as reported	$.35	$.04	$.47	$.13

- pro forma	$.33	$.02	$.43	$.09

D.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine-months period ended September 30, 2004 and 2003 were as follows:

	Americas	Europe	Total

Balance as of January 1, 2004	$647	$1,795	$2,442
Foreign currency translation	3	7	10

Balance as of September 30, 2004	$650	$1,802	$2,452

E.	Inventories

	September 30,	December 31,
	2004	2003

Finished goods	$379	$313
Work in progress	114	99
Raw materials and supplies	418	403

	$911	$815

F.	Debt and Liquidity

On February 26, 2003, the Company completed a refinancing consisting of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, €285 of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, $504 of first priority term loans due in 2008 and a $550 first priority revolving credit facility due in 2006. The proceeds of $2,620 from the senior secured notes and term loan, and $198 of borrowings under the $550 credit facility, were used to repay the Company’s previous credit facility, to repurchase certain of the Company’s outstanding unsecured notes prior to maturity, and to pay fees and expenses associated with the refinancing. The remaining proceeds were initially placed in restricted cash accounts and were subsequently used to repay other existing unsecured notes, including some prior to maturity. During the first nine months of 2003, the Company repurchased or retired $812 of unsecured notes and exchanged 5.4 million of its common shares for debt with a face value of $43. The Company recognized a net pretax loss of $9 from the early extinguishment of debt in connection with its repurchases and exchanges described above, and the write-off of unamortized financing fees and expenses from its previous credit facility.

Crown Holdings, Inc.

In September 2004, the Company completed an additional refinancing consisting of the sale of €350 of 6.25% first priority senior secured notes due 2011 and a new $625 senior secured credit facility. The new facility included a $400 revolving credit facility, a $100 standby letter of credit facility due in 2010 and a $125 term loan facility due in 2011. In October 2004, the Company completed an add-on issuance of €110 of 6.25% first priority senior secured notes due 2011, bringing the total of the two issuances to €460. The €350 of proceeds from the first issuance combined with the new $625 million secured credit facility was used to refinance the existing credit and term loan facilities entered into in February, 2003, and to pay fees and expenses associated with the refinancing. The €110 of proceeds from the second issuance was used to repay the $125 term loan from September 2004 and to pay expenses associated with the issuance. In connection with the September refinancing, the Company recorded a charge of $33 to write-off unamortized fees from its previous credit facility.

In March 2004, the Company purchased $21 aggregate principal of its 8.38% notes due 2005 at a premium of 4.5% to principal and €85 aggregate principal of its 6.00% notes due 2004 at a premium of 3.0% to principal, and recognized a loss of $4 from the early extinguishment of debt.

During the first nine months of 2004 and 2003, the Company recognized unrealized foreign exchange gains of $5 and $111, respectively, for certain European subsidiaries that have unhedged currency exposure arising primarily from the sale of the senior secured notes described above.

G.	Derivative Financial Instruments

During the second quarter of 2004, the Company entered into an additional interest rate swap with a notional value of $100. As of September 30, 2004 the Company had four outstanding interest rate swaps with a combined notional value of $900 and a fair value of ($25), reported within other non-current liabilities. The swaps convert fixed rate debt into variable rate debt and are accounted for as fair value hedges of the second priority U.S. dollar-denominated notes due in 2011.

H.	Restructuring

During the third quarter of 2004, the Company provided $1 for severance costs in connection with the closure of a plant in the Americas.

During the third quarter of 2003, the Company provided $3 for severance costs in connection with a reduction in force within the Americas.

The components of the outstanding restructuring reserve and movements within these components during the nine months ended September 30, 2003 and 2004, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2003	$ 9	$ 5	$14
Provision	3		3
Payments made	(5)	(2)	(7)

Balance as of September 30, 2003	$ 7	$ 3	$10

Balance as of January 1, 2004	$23	$ 2	$25
Provision	1		1
Payments made	(14)	(1)	(15)
Other	1		1

Balance as of September 30, 2004	$11	$ 1	$12

The September 30, 2004 balance includes $10 for termination benefits established in 2004 and 2003 restructuring actions and $2 for termination benefits and other exit costs for actions prior to 2003. The balance in the reserve includes employee-related agreements with unions and governmental agencies as well as lease arrangements with landlords for which payments are extended over time. The balance of the restructuring reserve was included in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

Crown Holdings, Inc.

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

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos-related cases against Crown Cork in Philadelphia (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Company believes that the ruling by the Pennsylvania Supreme Court is limited only to cases pending against Crown Cork at the time the legislation was enacted in December 2001, and not to cases filed after that date. The Company cautions, however, that its position regarding the limitation of the Pennsylvania ruling may be contested by asbestos claimants and there can be no assurance that the Company’s position will be upheld in future cases.

In recent years, certain other state and federal legislators have considered legislation to reform the treatment of asbestos-related personal injury claims. In April of 2004, the Fairness in Asbestos Injury Resolution Act of 2004 (the “FAIR Bill”) was introduced in the United States Senate and a motion to proceed with floor consideration of the FAIR Bill was subsequently defeated. The FAIR Bill, which was intended to substitute for a bill approved by the Senate Judiciary Committee in July of 2003, would create a national trust fund in lieu of state and federal litigation to compensate people with asbestos-related diseases. The trust fund would require contributions from companies, such as Crown Cork, that have made past payments for asbestos-related personal injury claims and would limit the payments made by such companies relating to asbestos-related liabilities during the life of the fund. Currently, the FAIR Bill is subject to ongoing negotiations and discussions among legislators, labor unions, insurance companies, i ndustry participants and other interested parties. There can be no assurance that federal asbestos legislation, such as the FAIR Bill, will be passed into law or the form that any such legislation will take, and the Company is unable to predict the impact that any such legislation would have on Crown Cork or the Company. Due to this uncertainty, the Company has not considered possible federal legislation in evaluating the adequacy of the Company’s reserve for asbestos-related claims.

Crown Holdings, Inc.

During the nine months ended September 30, 2004, Crown Cork received approximately 10,000 new claims, settled or dismissed approximately 5,000 claims for a total of $23 and had approximately 80,000 claims outstanding at the end of the period. During the nine months ended September 30, 2003, the Company received approximately 32,000 new claims, settled or dismissed approximately 13,000 claims for a total of $28 and had approximately 78,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of September 30, 2004, the Company’s accrual for pending and future asbestos-related claims was $209, a decrease of $30 since December 31, 2003 due to payments made during the first nine months of 2004. The 2004 payments included $2 for claims settled in prior periods and $16 for claims settled in this period in accordance with the terms of prior year agreements. The Company estimates that its probable and estimable asbestos liability for pending and future asbestos-related claims will range between $209 and $376. The accrual balance of $209 includes $122 for unasserted claims and $3 for committed settlements that will be paid over time.

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

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Texas tort reform legislation and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2013. The upper end of the Company’s estimated range of possible asbestos costs of $376 includes claims beyond that date.

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

On March 18, 2003, the European Commission issued a Statement of Objections alleging that certain of the Company’s European subsidiaries engaged in commercial practices that violated European competition law. On September 30, 2004, the European Commission formally confirmed that it had terminated the proceedings, subject to the Commission’s right to reinitiate in the event of factual or legal changes, without any adverse findings made or penalties levied against the Company.

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

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. The Company’s basic raw materials for its products are tinplate, aluminum and resins, all of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to certain customers to reflect these movements. There can be no assurances, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for standby letters of credit and for purchases of capital assets.

Crown Holdings, Inc.

The Company has guaranteed $7 related to future rent payments for properties leased by Constar International Inc. The guarantees represent an accommodation to landlords due to Constar’s divestiture from the Company in 2002.

At September 30, 2004, the Company has certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits, the maximum potential liability is $47. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.

At September 30, 2004, the Company also has guarantees of $36 related to the residual values of leased assets.

K.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income	$58	$6	$78	$22

Weighted average shares outstanding:
Basic	165.3	164.9	165.2	164.6
Add: dilutive stock options	2.7	1.3	2.3	1.0

Diluted	168.0	166.2	167.5	165.6

Basic and diluted earings per share	$.35	$.04	$.47	$.13

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to approximately 3.9 million shares for the three and nine months ended September 30, 2004 as compared to 5.9 and 6.3 million shares for the same periods in 2003. These shares were excluded from the computation of diluted earnings per share because the exercise price of the then outstanding options were above the average market prices for the related periods.

L.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Pension Benefits - U.S. Plans

Service cost	$1	$2	$6	$6
Interest cost	20	19	60	58
Expected return on plan assets	(17)	(16)	(54)	(48)
Recognized prior service cost			1	1
Recognized actuarial loss	15	13	46	38

Net periodic benefit cost	$19	$18	$59	$55

Crown Holdings, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Pension Benefits - Non-U.S. Plans

Service cost	$7	$6	$23	$18
Interest cost	39	34	121	101
Expected return on plan assets	(53)	(44)	(161)	(130)
Recognized prior service cost	(1)	(2)	(5)	(5)
Recognized actuarial loss	11	12	37	31

Net periodic benefit cost	$3	$6	$15	$15

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Other Postretirement Benefits

Service cost	$1	$1	$2	$2
Interest cost	11	11	30	33
Recognized prior service cost	(3)	(1)	(9)	(4)
Recognized actuarial loss	4	2	10	8

Net periodic benefit cost	$13	$13	$33	$39

Net periodic postretirement benefit cost has been reduced to account for the prescription drug subsidy contained in the Medicare Prescription Drug Improvement and Modernization Act of 2003. Further information related to the reduction is set forth in Note B to these financial statements.

Employer Contributions

The Company previously disclosed in its financial statement for the year ended December 31, 2003 that it expected to contribute $155 to its pension plans in 2004. Due to the effect of the Pension Funding Equity Act of 2004 in reducing its U.S. contributions, the Company now expects to contribute approximately $125 in 2004. The Act, which does not alter the Company's ultimate pension liability, impacts the calculation of pension contributions for 2004 and 2005 by replacing the interest rate on 30-year treasury bonds with a rate derived from rates on long-term corporate bonds.

M.	Segment Information

The Company has three reportable operating segments: Americas, Europe and Asia-Pacific. Each operating segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarters costs. Divisional headquarters costs are maintained within the operating segments.

Crown Holdings, Inc.

The interim segment information was as follows:

Three Months ended September 30,

2004	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$771	$1,119	$102		$1,992
Segment income / (loss)	66	126	19	($26)	185

2003

External sales	734	1,023	96		1,853
Segment income / (loss)	43	116	16	(18)	157

Nine Months ended September 30,

2004	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$2,159	$3,014	$278		$5,451
Segment income / (loss)	153	323	45	($74)	447

2003

External sales	2,061	2,716	262		5,039
Segment income / (loss)	107	279	38	(62)	362

The following table reconciles the Company’s consolidated segment income to income before income taxes, minority interests and equity earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Consolidated segment income	$185	$157	$447	$362
Provision for asset impairments and loss / gain on sale of assets		46		43
Loss from early extinguishment of debt	33		37	9
Interest expense	91	100	270	280
Interest income	(2)	(2)	(5)	(7)
Translation and exchange adjustments	(34)	(48)	(7)	(117)

Income before income taxes, minority interests and equity earnings	$97	$61	$152	$154

Crown Holdings, Inc.

N.	Condensed Combining Financial Information

In connection with the Company’s refinancing as discussed in Note F, Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, issued senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. For additional historical financial information for these subsidiaries, see Note X to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following condensed combining financial statements:

• statements of operations and cash flows for the three and nine months ended September 30, 2004 and 2003,
• balance sheets as of September 30, 2004 and December 31, 2003, and
• cash flows for the nine months ended September 30, 2004 and 2003 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,334	$658		$1,992

Cost of products sold, excluding depreciation an amortization		($6)	1,112	536		1,642
Depreciation and amortization			56	21		77

Gross profit		6	166	101		273

Selling and administrative expense			67	20		87
Provision for restructuring			1			1
Loss from early extinguishment of debt		9	24			33
Net interest expense		30	57	2		89
Technology royalty			(9)	9
Translation and exchange adjustments		(29)		(5)		(34)

Income / loss before income taxes, minority interests and equity earnings		(4)	26	75		97
Provision for income taxes			15	17		32
Equity earnings	$58	71	47		($176)

Income before minority interests and equity earnings	58	67	58	58	(176)	65
Minority interests and equity earnings				(7)		(7)

Net income	$58	$67	$58	$51	($176)	$58

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,248	$605		$1,853

Cost of products sold, excluding depreciation and amortization		($5)	1,051	483		1,529
Depreciation and amortization			58	26		84

Gross profit		5	139	96		240

Selling and administrative expense		1	60	19		80
Provision for restructuring			3			3
Provision for asset imapirments and (gain) / loss on sale of assets		(2)	19	29		46
Net interest expense		31	75	(8)		98
Technology royalty			(9)	9
Translation and exchange adjustments		(17)	(12)	(19)		(48)

Income / (loss) before income taxes, minority interests
and equity earnings		(8)	3	66		61
Provision for income taxes			17	28		45
Equity earnings	$6	75	19		($100)

Income before minority interests and equity earnings	6	67	5	38	(100)	16
Minority interests and equity earnings			1	(11)		(10)

Net income	$6	$67	$6	$27	($100)	$6

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$3,726	$1,725		$5,451

Cost of products sold, excluding depreciation an amortization		($21)	3,138	1,387		4,504
Depreciation and amortization			161	69		230

Gross profit		21	427	269		717

Selling and administrative expense			205	64		269
Provision for restructuring			1			1
Loss from early extinguishment of debt		9	25	3		37
Net interest expense		92	174	(1)		265
Technology royalty			(22)	22
Translation and exchange adjustments		(5)	(6)	4		(7)

Income / loss before income taxes, minority interests and equity earnings		(75)	50	177		152
Provision for income taxes			10	46		56
Equity earnings	$78	192	36		($306)

Income before minority interests and equity earnings	78	117	76	131	(306)	96
Minority interests and equity earnings			2	(20)		(18)

Net income	$78	$117	$78	$111	($306)	$78

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$3,508	$1,531		$5,039

Cost of products sold, excluding depreciation and amortization		($13)	2,981	1,217		4,185
Depreciation and amortization			172	75		247

Gross profit		13	355	239		607

Selling and administrative expense		1	189	52		242
Provision for restructuring			3			3
Provision for asset impairments and (gain) / loss on sale of assets		(2)	(36)	41	$40	43
(Gain) / loss from early extinguishment of debt			15	(6)		9
Net interest expense		71	217	(15)		273
Technology royalty			(20)	20
Translation and exchange adjustments		(35)	(61)	(21)		(117)

Income / (loss) before income taxes, minority interests
and equity earnings		(22)	48	168	(40)	154
Provision for income taxes			40	44		84
Equity earnings	$22	194	35		(251)

Income before minority interests and equity earnings	22	172	43	124	(291)	70
Minority interests and equity earnings			(21)	(27)		(48)

Net income	$22	$172	$22	$97	($291)	$22

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$2	$71	$222		$295
Receivables, net		9	389	697		1,095
Intercompany receivables			42	22	($64)
Inventories			572	339		911
Prepaid expenses and other current assets	$1		67	13		81

Total current assets	1	11	1,141	1,293	(64)	2,382

Long-term notes and receivables			13	9		22
Intercompany debt receivables	14	2,279	1,389	645	(4,327)
Investments			69	16		85
Investments in subsidiaries	229	3,080	(6)		(3,303)
Goodwill			1,844	608		2,452
Property, plant and equipment, net		1	1,319	639		1,959
Other non-current assets		79	887	38		1,004

Total	$244	$5,450	$6,656	$3,248	($7,694)	$7,904

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$54	$45		$99
Current maturities of long-term debt			41	50		91
Accounts payable and accrued liabilities	$11	$36	1,212	601		1,860
Intercompany payables			22	42	($64)
Income taxes payable		7	35	22		64

Total current liabilities	11	43	1,364	760	(64)	2,114

Long-term debt, excluding current maturities		2,577	1,141	51		3,769
Long-term intercompany debt		1,269	2,491	567	(4,327)
Postretirement and pension liabilities			922	14		936
Other non-current liabilities		25	509	123		657
Minority interests				195		195
Commitments and contingent liabilities

Shareholders’ equity	233	1,536	229	1,538	(3,303)	233

Total	$244	$5,450	$6,656	$3,248	($7,694)	$7,904

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$4	($121)	$49	$98		$30

Cash flows from investing activities
Capital expenditures			(75)	(22)		(97)
Proceeds from sale of property, plant and equipment			5	7		12
Intercompany investing activities		488	417	(38)	($867)
Other, net			4	(10)		(6)

Net cash provided by / (used for) investing activities		488	351	(63)	(867)	(91)

Cash flows from financing activities

Proceeds from long-term debt		426		1		427
Payments of long-term debt		(58)	(324)	(114)		(496)
Net change in short-term debt			80	1		81
Debt issue costs		(14)	(14)			(28)
Net change in long-term intercompany balances	(6)	(324)	(189)	519
Common stock issued	2					2
Dividends paid		(400)		(467)	867
Dividends paid to minority interests, net of contributions				(29)		(29)

Net cash used for financing activities	(4)	(370)	(447)	(89)	867	(43)

Effect of exchange rate changes on cash and cash equivalents				(2)		(2)

Net change in cash and cash equivalents		(3)	(47)	(56)		(106)

Cash and cash equivalents at beginning of period		5	118	278		401

Cash and cash equivalents at end of period	$0	$2	$71	$222	$0	$295

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

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary has outstanding public debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations for the three and nine months ended September 30, 2004 and 2003,
• balance sheets as of September 30, 2004 and December 31, 2003, and
• cash flows for the nine months ended September 30, 2004 and 2003 are presented on the following pages.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,992		$1,992

Cost of products sold, excluding depreciation and amortization			1,642		1,642
Depreciation and amortization			77		77

Gross profit			273		273

Selling and administrative expense		$2	85		87
Provision for restructuring			1		1
Loss from early extinguishment of debt			33		33
Net interest expense		76	13		89
Translation and exchange adjustments			(34)		(34)

Income / (loss) before income taxes, minority interests and equity earnings		(78)	175		97
Provision/(benefit) for income taxes		(25)	57		32
Equity earnings	$58	107		($165)

Income before minority interests and equity earnings	58	54	118	(165)	65
Minority interests and equity earnings		4	(11)		(7)

Net income	$58	$58	$107	($165)	$58

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,853		$1,853

Cost of products sold, excluding depreciation and amortization			1,529		1,529
Depreciation and amortization			84		84

Gross profit			240		240

Selling and administrative expense			80		80
Provision for restructuring			3		3
Provisioon for asset impairments and loss on sale of assets			46		46
Net interest expense		$82	16		98
Translation and exchange adjustments			(48)		(48)

Income / (loss) before income taxes, minority interests and equity earnings		(82)	143		61
Provision for income taxes		7	38		45
Equity earnings	$6	95		($101)

Income before minority interests and equity earnings	6	6	105	(101)	16
Minority interests and equity earnings			(10)		(10)

Net income	$6	$6	$95	($101)	$6

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$5,451		$5,451

Cost of products sold, excluding depreciation and amortization			4,504		4,504
Depreciation and amortization			230		230

Gross profit			717		717

Selling and administrative expense		$4	265		269
Provision for restructuring			1		1
Loss from early extinguishment of debt		1	36		37
Net interest expense		233	32		265
(Gain) / loss on sale of assets		1	(1)
Translation and exchange adjustments			(7)		(7)

Income / (loss) before income taxes, minority interests and equity earnings		(239)	391		152
Provision / (benefit) for income taxes		(74)	130		56
Equity earnings	$78	232		($310)

Income before minority interests and equity earnings	78	67	261	(310)	96
Minority interests and equity earnings		11	(29)		(18)

Net income	$78	$78	$232	($310)	$78

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$5,039		$5,039

Cost of products sold, excluding depreciation and amortization			4,185		4,185
Depreciation and amortization			247		247

Gross profit			607		607

Selling and administrative expense			242		242
Provision for restructuring			3		3
Provision for asset impairments and (gain) / loss on sale of assets		($156)	43	$156	43
Loss / (gain) from early extinguishment of debt		15	(6)		9
Net interest expense		230	43		273
Translation and exchange adjustments			(117)		(117)

Income / (loss) before income taxes, minority interests and equity earnings		(89)	399	(156)	154
Provision / (benefit) for income taxes		(42)	126		84
Equity earnings	$22	91		(113)

Income before minority interests and equity earnings	22	44	273	(269)	70
Minority interests and equity earnings		(22)	(26)		(48)

Net income	$22	$22	$247	($269)	$22

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$295		$295
Receivables, net			1,095		1,095
Inventories			911		911
Prepaid expenses and other current assets	$1		80		81

Total current assets	1		2,381		2,382

Long-term notes and receivables			22		22
Intercompany debt receivables	14		3,098	($3,112)
Investments	229	$4,315	37	(4,496)	85
Goodwill			2,452		2,452
Property, plant and equipment, net			1,959		1,959
Other non-current assets		9	995		1,004

Total	$244	$4,324	$10,944	($7,608)	$7,904

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$99		$99
Current maturities of long-term debt		$40	51		91
Accounts payable and accrued liabilities	$11	86	1,763		1,860
Income taxes payable			64		64

Total current liabilities	11	126	1,977		2,114

Long-term debt, excluding current maturities		699	3,070		3,769
Long-term intercompany debt		3,112		($3,112)
Postretirement and pension liabilities			936		936
Other non-current liabilities		158	499		657
Minority interests			195		195
Commitments and contingent liabilities
Shareholders’ equity	$233	229	4,267	(4,496)	233

Total	$244	$4,324	$10,944	($7,608)	$7,904

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$4	($184)	$210		$30

Cash flows from investing activities
Capital expenditures			(97)		(97)
Proceeds from sale of property, plant and equipment			12		12
Intercompany investing activities		406	(398)	($8)
Other, net		4	(10)		(6)

Net cash provided by / (used for) investing activities		410	(493)	(8)	(91)

Cash flows from financing activities
Proceeds from long-term debt			427		427
Payments of long-term debt		(22)	(474)		(496)
Net change in short-term debt			81		81
Net change in long-term intercompany balances	(6)	(204)	210
Debt issue costs			(28)		(28)
Common stock issued	2				2
Dividends paid			(8)	8
Dividends paid to minority interests, net of contributions			(29)		(29)

Net cash provided by / (used for) financing activities	(4)	(226)	179	8	(43)

Effect of exchange rate changes on cash and cash equivalents			(2)		(2)

Net change in cash and cash equivalents			(106)		(106)

Cash and cash equivalents at beginning of period			401		401

Cash and cash equivalents at end of period	$0	$0	$295	$0	$295

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

Introduction

The following discussion presents management’s analysis of the results of operations for the three and nine months ended September 30, 2004 compared to the corresponding periods in 2003 and the changes in financial condition and liquidity from December 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

The Company’s principal areas of focus include improving segment income, reducing debt and reducing asbestos-related costs.

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

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time. The Company’s total debt of $3,959 at September 30, 2004 decreased $313 from $4,272 at September 30, 2003. The reduction in debt included $145 from the use of restricted cash to retire unsecured notes.

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $68 in 2003 and $30 for the first nine months of 2004, and the Company expects to pay approximately $50 for the full year of 2004.

A number of the Company’s U.S. steel suppliers began assessing a price surcharge earlier this year. To date, the impact on earnings has not been material as a result of the pass-through of increased costs to customers. However, the Company is continuing to monitor this situation and the effect on its operations.

Results of Operations

Net Sales

Net sales in the third quarter of 2004 were $1,992, an increase of $139 or 7.5% when compared to net sales of $1,853 for the same period in 2003. Net sales in the first nine months of 2004 were $5,451, an increase of $412 or 8.2% compared to net sales of $5,039 for the same period in 2003. Sales from U.S. operations accounted for 30% of consolidated net sales in the first nine months of 2004 compared to 31% for the same period in 2003. Sales of beverage cans and ends accounted for 37% and sales of food cans and ends accounted for 32% of consolidated net sales in the first nine months of 2004 and 2003.

Crown Holdings, Inc.

An analysis of comparative segment net sales follows:

	Net Sales				Percentage Change

	Third Quarter		Nine Months		Third	Nine
	2004	2003	2004	2003	Quarter	Months

Segment:

Americas	$ 771	$ 734	$2,159	$2,061	5.0%	4.8%
Europe	1,119	1,023	3,014	2,716	9.4%	11.0%
Asia-Pacific	102	96	278	262	6.3%	6.1%

	$1,992	$1,853	$5,451	$5,039	7.5%	8.2%

Net sales in the Americas segment for the third quarter of 2004 were $771, an increase of $37 or 5.0% compared to net sales of $734 in the third quarter of 2003. Net sales for the first nine months of 2004 were $2,159, an increase of $98 or 4.8% compared to net sales of $2,061 in the first nine months of 2003. The increase in net sales for the third quarter and first nine months of 2004 was primarily due to the pass-through of raw material costs to customers and currency translation ($5 in the third quarter and $24 in the first nine months). The effect of currency translation was primarily due to the strengthening of the Canadian dollar against the U.S.dollar.

Net sales in the European segment for the third quarter of 2004 were $1,119, an increase of $96 or 9.4% compared to net sales of $1,023 in the third quarter of 2003. Net sales for the first nine months of 2004 were $3,014, an increase of $298 or 11.0% compared to net sales of $2,716 in the first nine months of 2003. The increase in net sales for the third quarter and the first nine months of 2004 was primarily due to the favorable impact of currency translation from the strengthening of the euro and pound sterling against the U.S. dollar.

Net sales in the Asia-Pacific segment for the third quarter of 2004 were $102, an increase of $6 or 6.3% compared to net sales of $96 in the third quarter of 2003. Net sales for the first nine months of 2004 were $278, an increase of $16 or 6.1% compared to $262 in the first nine months of 2003. The increase in net sales for the third quarter and first nine months of 2004 was primarily due to increased beverage can volumes in China and Southeast Asia.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,642 and $4,504 for the three and nine months ended September 30, 2004, increases of $113 and $319, compared to $1,529 and $4,185 for the same periods in 2003. The increases were primarily due to the impact of currency translation of approximately $83 for the quarter and $257 for the nine months and higher material costs for aluminum and steel.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 82.4% and 82.6% for the three and nine months ended September 30, 2004 compared to 82.5% and 83.1% for the same periods in 2003. The improvement in 2004 was primarily due to productivity gains and the effects of the Company’s ongoing cost containment and restructuring programs in recent years.

In early 2004, several U.S. steel suppliers began assessing a price surcharge on the Company’s purchases of steel. Suppliers have indicated that a shortage of raw materials to produce steel and increased global demand, primarily in China, have combined to create the need for steel price increases for their customers. The steel price increases vary in amount, but are generally significant. Several suppliers have also indicated that they intend to further increase steel prices, and the current market environment has resulted in a tighter supply of steel which could require allocation among their steel purchasing customers.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

As a result of the steel price increases, the Company in 2004 has implemented significant price increases in all of its steel product categories. To date, the impact on the Company’s earnings has not been material as a result of the pass-through of increased costs to customers. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of steel surcharges or price increases. In addition, if the Company is unable to purchase steel for a significant period of time, the Company’s steel-consuming operations would be disrupted. The Company is continuing to monitor this situation and the effect on its operations.

Depreciation and Amortization

Depreciation and amortization was $77 and $230 in the third quarter and first nine months of 2004, decreases of $7 or 8.3% and $17 or 6.9% from the prior year periods. The decreases were primarily due to lower capital spending in recent years, offset by increases of $4 and $13 due to currency translation for the third quarter and nine months, respectively. The effect of currency translation was primarily due to the strengthening of the euro and pound sterling against the U.S. dollar.

Selling and Administrative Expense

Selling and administrative expense was $87 in the third quarter of 2004 compared to $80 for the same period in 2003. The increase was primarily due to currency translation in Europe from the strengthening of the euro and pound sterling against the U.S. dollar. As a percentage of net sales, selling and administrative expense was 4.4% for the three months ended September 30, 2004 compared to 4.3% for the same period in 2003.

Selling and administrative expense was $269 in the first nine months of 2004 compared to $242 for the same period in 2003. The increase was primarily due to currency translation in Europe from the strengthening of the euro and pound sterling against the U.S. dollar. As a percentage of net sales, selling and administrative expense was 4.9% for the nine months ended September 30, 2004 compared to 4.8% for the same period in 2003.

Provision for Restructuring

During the third quarter of 2004, the Company provided $1 for severance costs in connection with the closure of a plant in the Americas.

During the third quarter of 2003, the Company provided $3 for severance costs in connection with a reduction in force within the Americas.

Segment Income

Note M to the consolidated financial statements provides a reconciliation of consolidated segment income (net sales less cost of products sold, depreciation and amortization, selling and administrative expense and provision for restructuring) to income before income taxes, minority interests and equity earnings.

Consolidated segment income was $185 and $447 in the third quarter and nine months of 2004 compared to $157 and $362 in the quarter and nine months ended September 30, 2003. As a percentage of consolidated net sales, segment income was 9.3% and 8.2% in the third quarter and nine months of 2004 as compared to 8.5% and 7.2% for the same periods in 2003.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

An analysis of segment income follows:

	Segment Income				Percentage Change

	Third Quarter		Nine Months		Third		Nine
	2004	2003	2004	2003	Quarter		Months

Segment:

Americas	$ 66	$ 43	$153	$107	53.5%		43.0%
Europe	126	116	323	279	8.6%		15.8%
Asia-Pacific	19	16	45	38	18.8%		18.4%
Corporate	(26)	(18)	(74)	(62)	(44.4%	)	(19.4%	)

	$185	$157	$447	$362	17.8%		23.5%

Americas segment income, as a percentage of net sales, was 8.6% and 7.1% in the third quarter and first nine months of 2004 compared to 5.9% and 5.2% for the same periods in 2003. The increases in segment income and percentage margin in 2004 were primarily due to cost reduction efforts. Costs were further reduced by $2 and $7, for the quarter and nine months ended September 30, 2004 due to the impact of the prescription drug subsidy contained in the Medicare Prescription Drug Improvement and Modernization Act of 2003. Further information about the Act and its impact on the Company’s financial statements is set forth under Note B to the consolidated financial statements, which information is incorporated herein by reference.

European segment income, as a percentage of net sales, was 11.3% and 10.7% in the quarter and first nine months of 2004 compared to 11.3% and 9.3% for the same periods in 2003. The increases in segment income and percentage margin in 2004 were primarily due to cost reduction efforts. In addition to the cost reduction efforts, segment income in 2004 also improved due to the effect of currency translation from he strengthening of the euro and pound sterling against the U.S. dollar.

Asia-Pacific segment income, as a percentage of net sales, was 18.6% and 16.2% in the third quarter and first nine months of 2004 compared to 16.7% and 14.5% for the same periods in 2003. The increases in segment income were primarily due to increased beverage can volumes in China and Southeast Asia.

Provision for Asset Impairments and Loss / Gain on Sale of Assets

During the first nine months of 2004, the Company sold various assets for $12 and had no total net gain or loss. During the first nine months of 2003, the Company sold various assets for $27 and recorded a net gain of $3 before tax.

During the third quarter of 2003, the Americas recorded charges of $46 for asset impairments, including $25 for the write-down of assets in Argentina due to economic issues in that country and the resulting impact on the Company’s business; $7 to write-off obsolete beverage end assets in the U.S. due to the expansion of the use of the Company’s SuperEnd™ technology; and $14 to write-off redundant equipment in the U.S., primarily due to the consolidation of operations.

Loss from Early Extinguishment of Debt

During the first quarter of 2004, the Company recognized a loss of $4 before tax, primarily in Europe, in connection with the repurchase of certain unsecured notes. During the third quarter of 2004, the Company entered into a new credit facility and recorded a charge of $33 to write-off unamortized fees from its previous facility. These transactions are more fully described in Note F to the consolidated financial statements, which information is incorporated herein by reference.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

During the first nine months of 2003, the Company recognized a net pre-tax loss of $9 in connection with repurchases of certain unsecured notes, the write-off of unamortized fees from its previous credit facility, and the exchange of 5.4 million shares of its common stock for outstanding unsecured notes in privately negotiated debt-for-equity exchanges.

Net Interest Expense

Net interest expense decreased $9 and $8 for the three and nine months ended September 30, 2004, respectively, versus the same periods in 2003 due to lower average debt outstanding compared to 2003. This decrease was partially offset by increased borrowing rates from the 2003 refinancing discussed in Note F to the consolidated financial statements, which information is incorporated herein by reference.

Translation and Exchange Adjustments

The results for the nine months ended September 30, 2004 included net foreign exchange gains of $7 compared to net gains of $117 for the same period in 2003. These gains primarily arose from unhedged foreign currency exposures created when the majority of U.S. dollar debt from the 2003 refinancing was issued by the Company’s European subsidiaries. These currency exposures may continue to result in future foreign exchange gains or losses. The Company may hedge a portion of these exposures in the future through derivative instruments or intercompany loans. Further discussion of the potential impact on earnings from the 2003 refinancing is provided in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Taxes on Income

The third quarter of 2004 included a tax charge of $32 on pre-tax income of $97 for an effective rate of 33.0%. The difference of $2 between the pre-tax income at the U.S. statutory rate of 35% or $34, and the total tax charge of $32 was primarily due to lower foreign tax rates, offset by charges for withholding taxes.

The first nine months of 2004 included a tax charge of $56 on pre-tax income of $152 for an effective rate of 36.8%. The difference of $3 between the pre-tax income at the U.S. statutory rate of 35%, or $53, and the total tax charge of $56 included a second quarter charge of $12 for potential tax contingencies, and net changes of $11 for valuation allowance adjustments, primarily for current year U.S. losses. These increases to the effective rate were partially offset by $20 of net reductions, including $13 due to federal, state and foreign refunds and credits due and $7 for lower foreign tax rates, net of charges for withholding taxes.

Minority Interests, net of Equity Earnings

The charge for minority interests, net of equity earnings, decreased $3 and $30 in the third quarter and first nine months of 2004, respectively, compared to the same periods of 2003. The charge for nine months ended September 30, 2003 included $22 for the Company’s share of a goodwill impairment charge recorded by Constar International Inc., in which the Company holds an interest of approximately 10.5%. The decrease for the third quarter of 2004, and the remaining decrease year-to-date, were primarily due to increased equity earnings in the beverage can joint ventures in the Middle East.

Liquidity and Capital Resources

Cash from Operations

Cash of $30 was provided by operating activities in the first nine months of 2004 compared to $70 during the same period in 2003. Cash used due to changes in working capital was $245 in the first nine months of 2004 compared to $193 in 2003. The Company generally uses cash in the first nine months of the year to finance its seasonal working capital needs. Interest payments increased to $277 in 2004 from $226 in 2003, due to the timing of the interest payments on the senior secured notes compared to the refinanced debt. The decreases due to working capital and interest were partially offset by a reduction in asbestos payments to $30 from $53 in 2003, and an improvement in gross profit.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Investing Activities

Investing activities used cash of $91 during the first nine months of 2004 compared to cash used of $209 in the prior year period. The reduction in cash used for investing activities was primarily due to restricted cash balances established in connection with the Company’s refinancing in February 2003.

Financing Activities

Financing activities used cash of $43 during the first nine months of 2004 compared to cash provided of $45 during the same period in 2003. The decrease in cash from financing activities compared to 2003 was primarily due to the net proceeds from the 2003 refinancing discussed below.

Refinancing

On February 26, 2003, the Company completed a refinancing consisting of the sale of $1,085 of 9.5% second priority senior secured notes due 2011, €285 of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, $504 of first priority term loans due in 2008 and a $550 first priority revolving credit facility due in 2006. Proceeds were used to repay the Company’s previous credit facility, repurchase and repay a portion of the Company’s outstanding unsecured notes and pay fees and expenses associated with the refinancing.

In September 2004, the Company completed an additional refinancing consisting of the sale of €350 of 6.25% first priority senior secured notes due 2011 and a new $625 senior secured credit facility. The new facility included a $400 revolving credit facility, a $100 standby letter of credit facility due in 2010 and a $125 term loan facility due in 2011. In October 2004, the Company completed an add-on issuance of €110 of 6.25% first priority senior secured notes due 2011, bringing the total of the two issuances to €460. The €350 of proceeds from the first issuance combined with the new $625 senior secured credit facility was used to refinance the existing credit and term loan facilities entered into in February, 2003, and to pay fees and expenses associated with the refinancing. The €110 of proceeds from the second issuance was used to repay the $125 term loan from September 2004 and to pay expenses associated with the issuance. In connection with the refinancing, the Company recorded a charge of $33 to write-off unamortized fees from its previous credit facility.

As of September 30, 2004, the Company had $350 of borrowing capacity available under the revolving credit facility, equal to the total facility of $400 less $50 of direct borrowings. The Company also has $26 of standby letters of credit capacity equal to $100 less $74 of standby letters of credit outstanding.

As of September 30, 2004, and adjusting for the October 2004 issuance of €110 noted above, aggregate maturities of long-term debt for the years ended December 31, 2004 to 2008 are approximately $51, $59, $287, $17 and $1, respectively.

Further information relating to the Company’s liquidity and capital resources is set forth under Note F to the consolidated financial statements, which information is incorporated herein by reference.

Contractual Obligations

Due to the effect of the recently enacted Pension Funding Equity Act of 2004, the Company expects its 2004 required pension plan contributions to be approximately $125 instead of the $155 disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appear in Part I within Item 1 of this report under Note J, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first nine months of 2004.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the Cost of Products Sold section and in the discussions of asbestos in Note I, commitments and contingencies in Note J and pension and other postretirement benefits in Note L to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time, make oral or written statements which are also “forward-looking statements.”

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

Following the refinancing in 2003, the Company has significant U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings. As of September 30, 2004, the Company had approximately $1.4 billion of net U.S. dollar-denominated liability exposure in its European subsidiaries, including approximately $0.9 billion in subsidiaries with the euro as their functional currency and approximately $0.5 billion in subsidiaries with pound sterling as their functional currency. In addition, a euro functional currency subsidiary had a Canadian dollar asset exposure of approximately $0.5 billion from an intercompany loan. Based on the exposures at September 30, 2004, a one percentage change in the functional currencies against the exposure would result in an exchange gain or loss of approximately $9 million before tax.

As of September 30, 2004, the Company had approximately $1.2 billion principal floating interest rate debt, including $900 from four outstanding interest rate swaps as discussed in Note G to the consolidated financial statements, which information is incorporated herein by reference. A change of .25% in these floating interest rates would change annual interest expense by approximately $3 million before tax.

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

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

On November 5, 2004, the Registrant finalized an employment agreement between Crown Holdings, Inc. and William R. Apted, President of the Company’s European Division.

Item 6.	Exhibits

Exhibits

4.a.	Form of Crown European Holdings’ 6.25% First Priority Senior Secured Notes due 2011.

10.1.	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and William R. Apted.

10.2.	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and Frank J. Mechura.

10.3.	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and William H. Voss.

10.4.	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and Timothy J. Donahue.

10.5.	Crown Holdings, Inc. 2004 Stock-Based Incentive Plan, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.6.	Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan.

10.7.	Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.8.	Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated as of January 1, 2000.

10.9.	Amendment No. 1, effective July 22, 2004, to the Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated January 1, 2000.

Crown Holdings, Inc.

31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  November 5, 2004