Form 10-Q/A
period 2004-03-31
CROWN HOLDINGS INC
filed 2004-11-22
CIK 1219601

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

Crown Holdings, Inc.

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q, filed by Crown Holdings, Inc. on May 7, 2004, amends Part I – Items 1 and 2, Financial Information and Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect Financial Accounting Standards Board (“FASB”) Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which provides authoritative guidance on accounting for the federal subsidy as specified in the Act. The Company has retroactively applied FSP 106-2 to the date of enactment of the Act. See Note B to the consolidated financial statements. The Company is filing this amendment in connection with a Registration Statement on Form S-4 that the Company intends to file relating to €460 million of first priority senior secured notes due 2011 that the Company issued in September and October of 2004.

Crown Holdings, Inc.

FORM 10-Q / A
FOR QUARTER ENDED MARCH 31, 2004

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended March 31,	2004	2003

Net sales	$1,623	$1,460

Cost of products sold, excluding depreciation and amortization	1,361	1,234
Depreciation and amortization	77	78

Gross profit	185	148

Selling and administrative expense	92	81
Loss from early extinguishments of debt	4	11
Interest expense	90	79
Interest income	(2)	(2)
Translation and exchange adjustments	4	(13)

Loss before income taxes, minority interests and equity earnings	(3)	(8)

Provision for income taxes	8	19
Minority interests and equity earnings	(5)	(7)

Net loss	($16)	($34)

Net loss per average common share:
Basic and diluted	($.10)	($.21)

Weighted average common shares outstanding:
Basic and diluted	165,075,996	163,843,107

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31,	December 31,
	2004	2003

Assets
Current assets
Cash and cash equivalents	$243	$401
Receivables, net	919	794
Inventories	954	815
Restricted cash	20	10
Prepaid expenses and other current assets	117	102

Total current assets	2,253	2,122

Long-term notes and receivables	22	23
Investments	85	83
Goodwill	2,450	2,442
Property, plant and equipment, net	2,057	2,112
Other non-current assets	1,020	991

Total	$7,887	$7,773

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$76	$69
Current maturities of long-term debt	118	161
Accounts payable and accrued liabilities	1,755	1,744
Income taxes payable	58	62

Total current liabilities	2,007	2,036

Long-term debt, excluding current maturities	3,848	3,709
Postretirement and pension liabilities	993	985
Other non-current liabilities	681	706
Minority interests	191	197
Commitments and contingent liabilities (Notes I and J)
Shareholders’ equity	167	140

Total	$7,887	$7,773

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

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY / (DEFICIT)
(In millions)
(Unaudited)

	Comprehensive	Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Loss	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2003		$902	$1,684	($1,183)	($104)	($1,386)	($87)
Net loss	($34)			(34)			(34)
Translation adjustments	30					30	30
Derivatives qualifying as hedges	(2)					(2)	(2)

Comprehensive loss	($ 6)

Common stock issued — debt-for-equity exchanges		27	14				41

Balance at March 31, 2003		$929	$1,698	($1,217)	($104)	($1,358)	($52)

	Comprehensive	Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Income	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2004		$929	$1,699	($1,215)	($103)	($1,170)	$140
Net loss	($16)			(16)			(16)
Translation adjustments	36					36	36
Derivatives qualifying as hedges	6					6	6

Comprehensive income	$26

Common stock issued — benefit plans					1		1

Balance at March 31, 2004		$929	$1,699	($1,231)	($102)	($1,128)	$167

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

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) and a non-taxable federal subsidy of certain prescription drug claims to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides authoritative guidance on accounting for the federal subsidy as specified in the Act. The Company considers that the prescription drug benefits provided under its postretirement health care plans are at least actuarially equivalent to the prescription drug benefits offered under Medicare Part D and qualify for the subsidy under the Act. Therefore, the Company has retroactively applied FSP 106-2 to the date of enactment of the Act and accordingly reduced its obligation (accumulated projected benefit obligation) related to benefits attributed to past service by $60. Net periodic postretirement benefit cost, reported in cost of products sold, has been reduced by $2 for the three months ended March 31, 2004. The reduction included $1 for recognized actuarial losses and $1 for interest costs.

Crown Holdings, Inc.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock options:

	2004	2003

Net loss, as reported	($16)	($34)
Deduct: compensation expense determined under fair value based method, net of related tax effects	(1)	(2)

Pro forma net loss	($17)	($36)

Loss per share:
Basic and diluted - as reported	($.10)	($.21)

- pro forma	($.10)	($.22)

D.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the three month period ended March 31, 2004 were as follows:

	Americas	Europe	Total

Balance as of January 1, 2004	$647	$1,795	$2,442
Foreign currency translation	(1)	9	8

Balance as of March 31, 2004	$646	$1,804	$2,450

E.	Inventories

	March 31,	December 31,
	2004	2003

Finished goods	$420	$313
Work in process	117	99
Raw material and supplies	417	403

	$954	$815

F.	Debt and Liquidity

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

The following table summarizes the basic and diluted earnings /(loss) per share computations for the periods ended March 31, 2004 and 2003 respectively:

	Quarter Ended March 31,

	2004	2003

Earnings / (loss):
Net loss	($16)	($34)

Weighted average shares outstanding
Basic and diluted	165.1	163.8

Basic and diluted loss per share:
Net loss	($.10)	($.21)

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

L.	Pension and Other Retirement Benefits

Components of Net Periodic Benefit Costs

	U.S. Plans		Non-U.S. Plans

Quarter ended March 31,	2004	2003	2004	2003

Pension Benefits

Service cost	$2	$2	$8	$5
Interest cost	20	20	40	28
Expected return on plan assets	(18)	(16)	(53)	(36)
Recognized prior service cost	1		(1)	(1)
Recognized actuarial net (gain)/loss	15	13	12	8

Net periodic benefit cost	$20	$19	$6	$4

Other Postretirement Benefits	Consolidated

Service cost	$1	$1
Interest cost	10	11
Recognized prior service cost	(3)	(1)
Recognized actuarial net (gain)/loss	3	(1)

Net periodic benefit cost	$11	$10

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

Crown Holdings, Inc.

The interim segment information is as follows:

Quarter ended March 31,

2004	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$640	$899	$84		$1,623
Segment income / (loss)	27	80	12	($26)	93

2003

External sales	$609	$768	$83		$1,460
Segment income / (loss)	18	62	9	($22)	67

The following table reconciles the Company’s consolidated segment income to consolidated loss before income taxes, minority interests and equity earnings:

	Quarter Ended March 31,

	2004	2003

Consolidated segment income	$93	$67
Interest expense	90	79
Interest income	(2)	(2)
Loss from early extinguishments of debt	4	11
Translation and exchange adjustments	4	(13)

Loss before income taxes, minority interests and equity earnings	($ 3)	($ 8)

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,141	$482		$1,623

Cost of products sold, excluding
depreciation and amortization		($5)	981	385		1,361
Depreciation and amortization			54	23		77

Gross profit		5	106	74		185

Selling and administrative expense		1	71	20		92
Loss from early extinguishments of debt			1	3		4
Net interest expense		31	62	(5)		88
Technology royalty			(6)	6
Translation and exchange adjustments		13	(15)	6		4

Income / (loss) before income taxes,
minority interests and equity earnings		(40)	(7)	44		(3)

Provision/(benefit) for income taxes			(6)	14		8
Equity earnings/(loss)	($16)	54	(15)		($23)

Income / (loss) before minority interests
and equity earnings	(16)	14	(16)	30	(23)	(11)

Minority interests and equity earnings				(5)		(5)

Net income/(loss)	($16)	$14	($16)	$25	($23)	($16)

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET - UNAUDITED

As of March 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$5	$53	$185		$243
Receivables, net		7	395	517		919
Intercompany receivables			40	24	($64)
Inventories			600	354		954
Prepaid expenses and other current assets			89	48		137

Total current assets		12	1,177	1,128	(64)	2,253

Long-term notes and receivables			13	9		22
Intercompany debt receivables	$4	1,995	1,367	755	(4,121)
Investments			68	17		85
Investments in subsidiaries	164	3,048	(119)		(3,093)
Goodwill			1,849	601		2,450
Property, plant and equipment, net			1,384	673		2,057
Other non-current assets	4	80	914	22		1,020

Total	$172	$5,135	$6,653	$3,205	($7,278)	$7,887

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$52	$24		$76
Current maturities of long-term debt		$3	64	51		118
Accounts payable and accrued liabilities	$5	40	1,172	538		1,755
Intercompany payables			24	40	($64)
Income taxes payable		7	30	21		58

Total current liabilities	5	50	1,342	674	(64)	2,007

Long-term debt, excluding current maturities		2,282	1,514	52		3,848
Long-term intercompany debt		1,323	2,116	682	(4,121)
Postretirement and pension liabilities			982	11		993
Other non-current liabilities		9	535	137		681
Minority interests				191		191
Commitments and contingent liabilities

Shareholders’ equity	167	1,471	164	1,458	(3,093)	167

Total	$172	$5,135	$6,653	$3,205	($7,278)	$7,887

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

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,623		$1,623

Cost of products sold, excluding
depreciation and amortization			1,361		1,361
Depreciation and amortization			77		77

Gross profit			185		185

Selling and administrative expense			92		92
Loss from early extinguishments of debt		$1	3		4
Net interest expense		77	11		88
Translation and exchange adjustments			4		4

Income/(loss) before income taxes, minority interests and equity earnings		(78)	75		(3)
Provision/(benefit) for income taxes		(12)	20		8
Equity earnings/(loss)	($16)	48		($32)

Income/(loss) before minority interests and equity earnings	(16)	(18)	55	(32)	(11)
Minority interests and equity earnings		2	(7)		(5)

Net income/(loss)	($16)	($16)	$48	($32)	($16)

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$243		$243
Receivables, net			919		919
Inventories			954		954
Restricted cash			20		20
Prepaid expenses and current assets			117		117

Total current assets			2,253		2,253

Long-term notes and receivables			22		22
Intercompany debt receivables	$4		2,998	($3,002)
Investments	164	$4,166	37	(4,282)	85
Goodwill			2,450		2,450
Property, plant and equipment, net			2,057		2,057
Other non-current assets	4	9	1,007		1,020

Total	$172	$4,175	$10,824	($7,284)	$7,887

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$76		$76
Current maturities of long-term debt		$40	78		118
Accounts payable and accrued liabilities	$5	85	1,665		1,755
Income taxes payable			58		58

Total current liabilities	5	125	1,877		2,007

Long-term debt, excluding current maturities		699	3,149		3,848
Long-term intercompany debt		3,002		($3,002)
Postretirement and pension liabilities			993		993
Other non-current liabilities		182	499		681
Minority interests			191		191
Commitments and contingent liabilities
Shareholders’ equity	167	167	4,115	(4,282)	167

Total	$172	$4,175	$10,824	($7,284)	$7,887

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

Cost of Products Sold (Excluding Depreciation and Amortization

Cost of products sold, excluding depreciation and amortization, was $1,361 for the quarter ended March 31, 2004, an increase of $127 compared to the same period in 2003. The increase was primarily due to currency translation of $115 and increased sales volumes as noted above. As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 83.9% for the three months ended March 31, 2004 compared to 84.5% for the same period in 2003. The improvement was primarily due to productivity gains and the effects of the Company’s ongoing cost containment and restructuring programs in recent years.

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

Consolidated segment income was $93 as compared to $67 in the first quarter of 2003. As a percentage of consolidated net sales, segment income was 5.7% in 2004 compared to 4.6% in 2003.

An analysis of segment income follows:

	Segment Income

	First Quarter		Increase / (Decrease)

Segment:	2004	2003	$	%

Americas	$27	$18	$ 9	50.0
Europe	80	62	18	29.0
Asia-Pacific	12	9	3	33.3
Corporate	(26)	(22)	(4)	(18.2)

	$93	$67	$26	38.8

Segment income for the Americas for 2004 was 4.2% of its net sales compared to 3.0% for the same period in 2003. The increase in margin in 2004 was primarily due to increased operating efficiencies, cost reduction efforts, and the impact of the prescription drug subsidy contained in the Medicare Prescription Drug Improvement and Modernization Act of 2003.

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

Taxes on Income

The first quarter of 2004 included a tax charge of $8 on a pre-tax loss of $3 compared to a tax charge of $19 on a pre-tax loss of $8 for the same period in 2003. Tax benefits were not recognized in 2004 and 2003 on U.S. losses as the current U.S. benefit was fully reserved by an increase in the valuation allowance.

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

Date:  November 22, 2004