Form 10-Q/A
period 2004-06-30
CROWN HOLDINGS INC
filed 2004-11-22
CIK 1219601

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

Crown Holdings, Inc.

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q, filed by Crown Holdings, Inc. on August 2, 2004, amends Part I – Items 1 and 2, Financial Information and Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect Financial Accounting Standards Board (“FASB”) Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which provides authoritative guidance on accounting for the federal subsidy as specified in the Act. The Company has retroactively applied FSP 106-2 to the date of enactment of the Act. See Note B to the consolidated financial statements. The Company is filing this amendment in connection with a Registration Statement on Form S-4 that the Company intends to file relating to €460 million of first priority senior secured notes due 2011 that the Company issued in September and October of 2004.

Crown Holdings, Inc.

FORM 10-Q / A
FOR QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended June 30,	2004	2003

Net sales	$1,836	$1,726

Cost of products sold, excluding depreciation and amortization	1,501	1,422
Depreciation and amortization	76	85

Gross profit	259	219

Selling and administrative expense	90	81
Gain on sale of assets		(3)
Gain from early extinguishments of debt		(2)
Interest expense	89	101
Interest income	(1)	(3)
Translation and exchange adjustments	23	(56)

Income before income taxes, minority interests and equity earnings	58	101

Provision for income taxes	16	20
Minority interests and equity earnings	(6)	(31)

Net income	$36	$50

Earnings per average common share:
Basic	$.22	$.30

Diluted	$.22	$.30

Weighted average common shares outstanding:
Basic	165,165,133	164,910,274
Diluted	167,343,493	165,843,258

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Six months ended June 30,	2004	2003

Net sales	$3,459	$3,186

Cost of products sold, excluding depreciation and amortization	2,862	2,656
Depreciation and amortization	153	163

Gross profit	444	367

Selling and administrative expense	182	162
Gain on sale of assets		(3)
Loss from early extinguishments of debt	4	9
Interest expense	179	180
Interest income	(3)	(5)
Translation and exchange adjustments	27	(69)

Income before income taxes, minority interests and equity earnings	55	93

Provision for income taxes	24	39
Minority interests and equity earnings	(11)	(38)

Net income	$20	$16

Earnings per average common share:
Basic	$.12	$.10

Diluted	$.12	$.10

Weighted average common shares outstanding:
Basic	165,120,811	165,379,638
Diluted	167,247,804	165,312,801

The accompanying notes are an integral part of these financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30,	December 31,
	2004	2003

Assets
Current assets
Cash and cash equivalents	$251	$401
Receivables, net	1,008	794
Inventories	978	815
Prepaid expenses and other current assets	92	112

Total current assets	2,329	2,122

Long-term notes and receivables	22	23
Investments	81	83
Goodwill	2,430	2,442
Property, plant and equipment, net	1,992	2,112
Other non-current assets	1,014	991

Total	$7,868	$7,773

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$79	$69
Current maturities of long-term debt	116	161
Accounts payable and accrued liabilities	1,843	1,744
Income taxes payable	54	62

Total current liabilities	2,092	2,036

Long-term debt, excluding current maturities	3,709	3,709
Postretirement and pension liabilities	988	985
Other non-current liabilities	701	706
Minority interests	195	197
Commitments and contingent liabilities (Note J)
Shareholders’ equity	183	140

Total	$7,868	$7,773

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

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Comprehensive Income		Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2003			$902	$1,684	($1,183)	($104)	($1,386)	($ 87)
Net income	$ 50	$ 16			16			16
Translation adjustments	59	89					89	89
Derivatives qualifying as hedges	(3)	(5)					(5)	(5)

Comprehensive income	$106	$100

Common stock issued — debt-for-equity exchanges			27	14				41
Common stock issued — benefit plans				1		1		2

Balance at June 30, 2003			$929	$1,699	($1,167)	($103)	($1,302)	$ 56

	Comprehensive Income		Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2004			$929	$1,699	($1,215)	($103)	($1,170)	$140
Net income	$36	$20			20			20
Translation adjustments	(17)	19					19	19
Derivatives qualifying as hedges	(3)	3					3	3

Comprehensive income	$16	$42

Common stock issued — benefit plans						1		1

Balance at June 30, 2004			$929	$1,699	($1,195)	($102)	($1,148)	$183

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

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) and a non-taxable federal subsidy of certain prescription drug claims to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides authoritative guidance on accounting for the federal subsidy as specified in the Act. The Company considers that the prescription drug benefits provided under its postretirement health care plans are at least actuarially equivalent to the prescription drug benefits offered under Medicare Part D and qualify for the subsidy under the Act. Therefore, the Company has retroactively applied FSP 106-2 to the date of enactment of the Act and accordingly reduced its obligation (accumulated projected benefit obligation) related to benefits attributed to past service by $60. Net periodic postretirement benefit cost, reported in cost of products sold, has been reduced by $5 for the six months ended and $3 for the three months ended June 30, 2004. The reduction for the six months included $3 for recognized actuarial losses and $2 for interest costs. The reduction for the three months included $2 for recognized actuarial losses and $1 for interest costs.

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

Crown Holdings, Inc.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income, as reported	$36	$50	$20	$16

Deduct:
Stock-based compensation expense determined under fair value-based method, net of related tax effects	(2)	(3)	(3)	(5)

Pro forma net income	$34	$47	$17	$11

Earnings per share:
Basic - as reported	$.22	$.30	$.12	$.10

Basic - pro forma	$.21	$.29	$.10	$.07

Diluted - as reported	$.22	$.30	$.12	$.10

Diluted - pro forma	$.20	$.28	$.10	$.07

D.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the six month period ended June 30, 2004 were as follows:

	Americas	Europe	Total

Balance as of January 1, 2004	$647	$1,795	$2,442
Foreign currency translation	(3)	(9)	(12)

Balance as of June 30, 2004	$644	$1,786	$2,430

E.	Inventories

	June 30,	December 31,
	2004	2003

Finished goods	$437	$313
Work in process	118	99
Raw material and supplies	423	403

	$978	$815

F.	Debt and Liquidity

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

At June 30, 2004, the Company also has guarantees of $36 related to the residual values of leased assets.

K.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Earnings:
Net income	$ 36	$ 50	$ 20	$ 16

Weighted average common shares outstanding:
Basic	165.2	164.9	165.1	164.4
Add: dilutive stock options	2.1	.9	2.1	.9

Diluted	167.3	165.8	167.2	165.3

Basic and diluted earnings per share	$.22	$.30	$.12	$.10

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

L.	Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	U.S. Plans		Non-U.S. Plans

Six Months ended June 30,	2004	2003	2004	2003

Pension Benefits

Service cost	$5	$4	$16	$12
Interest cost	40	39	82	67
Expected return on plan assets	(37)	(32)	(108)	(86)
Recognized prior service cost	1	1	(4)	(3)
Recognized actuarial loss	31	25	26	19

Net periodic benefit cost	$40	$37	$12	$9

Other Postretirement Benefits	Consolidated

	2004	2003

Service cost	$1	$1
Interest cost	19	22
Recognized prior service cost	(6)	(3)
Recognized actuarial loss	6	6

Net periodic benefit cost	$20	$26

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

The interim segment information is as follows:

Three Months ended June 30,

2004	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$748	$996	$92		$1,836
Segment income / (loss)	60	117	14	($22)	169

2003

External sales	718	925	83		1,726
Segment income / (loss)	46	101	13	(22)	138

Six Months ended June 30,

2004	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$1,388	$1,895	$176		$3,459
Segment income / (loss)	87	197	26	($48)	262

2003

External sales	1,327	1,693	166		3,186
Segment income / (loss)	64	163	22	(44)	205

The following table reconciles the Company’s consolidated segment income to consolidated income before income taxes, minority interests and equity earnings:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Segment income	$169	$138	$262	$205
Interest expense	89	101	179	180
Interest income	(1)	(3)	(3)	(5)
Gain on sale of assets		(3)		(3)
(Gain) / loss from early extinguishments of debt		(2)	4	9
Translation and exchange adjustments	23	(56)	27	(69)

Income before income taxes, minority interests and equity earnings	$58	$101	$ 55	$ 93

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

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,255	$581		$1,836

Cost of products sold, excluding
depreciation and amortization		($10)	1,050	461		1,501
Depreciation and amortization			51	25		76

Gross profit		10	154	95		259

Selling and administrative expense		(1)	67	24		90
Net interest expense		31	55	2		88
Technology royalty			(7)	7
Translation and exchange adjustments		11	9	3		23

Income / (loss) before income taxes,
minority interests and equity earnings		(31)	30	59		58
Provision for income taxes			1	15		16
Equity earnings	$36	67	5		($108)

Income before minority interests and equity earnings	36	36	34	44	(108)	42
Minority interests and equity earnings			2	(8)		(6)

Net income	$36	$36	$36	$36	($108)	$36

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$2,392	$1,067		$3,459

Cost of products sold, excluding
depreciation and amortization		($15)	2,026	851		2,862
Depreciation and amortization			105	48		153

Gross profit		15	261	168		444

Selling and administrative expense			138	44		182
Loss from early extinguishments of debt			1	3		4
Net interest expense		62	117	(3)		176
Technology royalty			(13)	13
Translation and exchange adjustments		24	(6)	9		27

Income / (loss) before income taxes,
minority interests and equity earnings		(71)	24	102		55
Provision / (benefit) for income taxes			(5)	29		24
Equity earnings / (loss)	$20	121	(11)		($130)

Income before minority interests and equity earnings	20	50	18	73	(130)	31
Minority interests and equity earnings			2	(13)		(11)

Net income	$20	$50	$20	$60	($130)	$20

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$5	$49	$197		$251
Receivables, net		9	385	614		1,008
Intercompany receivables			51	34	($85)
Inventories			594	384		978
Prepaid expenses and other current assets	$2		68	22		92

Total current assets	2	14	1,147	1,251	(85)	2,329

Long-term notes and receivables			13	9		22
Intercompany debt receivables	11	1,897	1,456	608	(3,972)
Investments			65	16		81
Investments in subsidiaries	180	3,069	(123)		(3,126)
Goodwill			1,833	597		2,430
Property, plant and equipment, net		1	1,332	659		1,992
Other non-current assets		76	899	39		1,014

Total	$193	$5,057	$6,622	$3,179	($7,183)	$7,868

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$52	$27		$79
Current maturities of long-term debt		$3	64	49		116
Accounts payable and accrued liabilities	$10	86	1,144	603		1,843
Intercompany payables			33	52	($85)
Income taxes payable		7	32	15		54

Total current liabilities	10	96	1,325	746	(85)	2,092

Long-term debt, excluding current maturities		2,169	1,489	51		3,709
Long-term intercompany debt		1,267	2,121	584	(3,972)
Postretirement and pension liabilities			975	13		988
Other non-current liabilities		45	532	124		701
Minority interests				195		195
Commitments and contingent liabilities

Shareholders’ equity	183	1,480	180	1,466	(3,126)	183

Total	$193	$5,057	$6,622	$3,179	($7,183)	$7,868

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

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,836		$1,836

Cost of products sold, excluding depreciation
and amortization			1,501		1,501
Depreciation and amortization			76		76

Gross profit			259		259

Selling and administrative expense		$2	88		90
Net interest expense		80	8		88
(Gain) / loss on sale of assets		1	(1)
Translation and exchange adjustments			23		23

Income / (loss) before income taxes, minority interests and equity earnings		(83)	141		58
Provision / (benefit) for income taxes		(37)	53		16
Equity earnings	$36	77		($113)

Income before minority interests and equity earnings	36	31	88	(113)	42
Minority interests and equity earnings		5	(11)		(6)

Net income	$36	$36	$77	($113)	$36

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$3,459		$3,459

Cost of products sold, excluding depreciation
and amortization			2,862		2,862
Depreciation and amortization			153		153

Gross profit			444		444

Selling and administrative expense		$2	180		182
(Gain) / loss on sale of assets		1	(1)
Loss from early extinguishments of debt		1	3		4
Net interest expense		157	19		176
Translation and exchange adjustments			27		27

Income / (loss) before income taxes, minority interests and equity earnings		(161)	216		55
Provision / (benefit) for income taxes		(49)	73		24
Equity earnings	$20	125		($145)

Income before minority interests and equity earnings	15	13	143	(145)	31
Minority interests and equity earnings		7	(18)		(11)

Net income	$20	$20	$125	($145)	$20

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$2	$249		$251
Receivables, net		4	1,004		1,008
Inventories			978		978
Prepaid expenses and other current assets	$2		90		92

Total current assets	2	6	2,321		2,329

Long-term notes and receivables			22		22
Intercompany debt receivables	11		3,040	($3,054)
Investments	180	4,216	37	(4,352)	81
Goodwill			2,430		2,430
Property, plant and equipment, net			1,992		1,992
Other non-current assets		8	1,006		1,014

Total	$193	$4,230	$10,848	($7,403)	$7,868

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$79		$79
Current maturities of long-term debt		$40	76		116
Accounts payable and accrued liabilities	$10	81	1,752		1,843
Income taxes payable			54		54

Total current liabilities	10	121	1,961		2,092

Long-term debt, excluding current maturities		699	3,010		3,709
Long-term intercompany debt		3,051		($3,051)
Postretirement and pension liabilities			988		988
Other non-current liabilities		179	522		701
Minority interests			195		195
Commitments and contingent liabilities
Shareholders’ equity	183	180	4,172	(4,352)	183

Total	$193	$4,230	$10,848	($7,403)	$7,868

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

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,501 and $2,862 for the three and six months ended June 30, 2004, increases of $79 and $206 compared to $1,422 and $2,656 for the same periods in 2003. The increases were primarily due to the impact of currency translation of approximately $59 for the quarter and $174 for the six months, and higher material costs for aluminum and steel.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 81.8% and 82.7% for the three and six months ended June 30, 2004 compared to 82.4% and 83.4% for the same periods in 2003. The improvement in 2004 was primarily due to productivity gains and the effects of the Company’s ongoing cost containment and restructuring programs in recent years.

A number of U.S. steel suppliers began assessing a price surcharge earlier this year. To date, the impact on earnings has been minor as a result of the pass-through of increased costs to customers. However, the Company is continuing to monitor this situation and the effect on its operations. Supplier consolidations and recent government regulations provide additional uncertainty as to the level of prices at which the Company may be able to purchase these materials in the future.

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

Consolidated segment income was $169 and $262 in the second quarter and six months of 2004 compared to $138 and $205 in the quarter and six months ended June 30, 2003. As a percentage of consolidated net sales, segment income was 9.2% and 7.6% in the second quarter and six months of 2004 compared to 8.0% and 6.4% for the same periods in 2003.

An analysis of segment income follows:

	Segment Income				Percentage Change

	Second Quarter		Six Months Ended		Second	Six
	2004	2003	2004	2003	Quarter	Months

Segment:

Americas	$ 60	$ 46	$ 87	$ 64	30.4%	35.9%
Europe	117	101	197	163	15.8%	20.9%
Asia-Pacific	14	13	26	22	7.7%	18.2%
Corporate	(22)	(22)	(48)	(44)		( 9.1%	)

	$169	$138	$262	$205	22.5%	27.8%

Americas segment income, as a percentage of net sales, was 8.0% and 6.3% in the second quarter and first six months of 2004 compared to 6.4% and 4.8% for the same periods in 2003. The increases in segment income and percentage margin in 2004 were primarily due to cost reduction efforts and the impact of the prescription drug subsidy in the Medicare Prescription Drug Improvement and Modernization Act of 2003.

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

Taxes on Income

The second quarter of 2004 included a tax charge of $16 on pre-tax income of $58 for an effective rate of 27.6%. The difference of $4 between the pre-tax income at the U.S. statutory rate of 35% or $20, and the total tax charge of $16, included a charge of $12 for potential tax contingencies. The increase of $12 was more than offset by $16 of reductions, including $13 due to federal, state and foreign refunds and credits due.

The first six months of 2004 included a tax charge of $24 on pre-tax income of $55 for an effective rate of 43.6%. The difference of $5 between the pre-tax income at the U.S. statutory rate of 35%, or $19, and the total tax charge of $24 included the charge of $12 referred to above, and net changes of $9 for valuation allowance adjustments, primarily for current year U.S. losses. The increases to the effective rate were partially offset by $16 of net reductions, including $13 due to federal, state and foreign refunds and credits due.

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