Form 10-K
period 2004-12-31
CROWN HOLDINGS INC
filed 2005-03-11
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 0-50189
Crown Holdings, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-698-5100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
7% Notes Due 2006	New York Stock Exchange
Guarantees of 7% Notes Due 2006	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange

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

As of June 30, 2004, 165,234,044 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $1,647,383,419 based on the New York Stock Exchange closing price for such shares on that date.

As of March 2, 2005, 166,870,902 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Notice of Annual Meeting and Proxy Statement dated March 25, 2005 is incorporated by Reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K Annual Report.

Crown Holdings, Inc.

2004 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.     BUSINESS

GENERAL

Crown Holdings, Inc. (the “Company” or the “Registrant”) is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and a wide variety of metal and plastic caps, closures and dispensing systems. At December 31, 2004, the Company operated 185 plants along with sales and service facilities throughout 43 countries and had approximately 27,600 employees. Consolidated net sales for the Company in 2004 were $7.2 billion with over 70% of 2004 net sales derived from operations outside the United States, of which 78% of these non-U.S. revenues were derived from operations in the European operating segment. In connection with debt refinancing and a corporate reorganization in 2003, Crown Cork & Seal Company, Inc. a Pennsylvania corporation founded in 1892 (“Crown Cork”), formed the Company as a new public holding company. Crown Cork is now a wholly-owned subsidiary of the Company. The Company is a Pennsylvania corporation.

OPERATING SEGMENTS

The Company’s business is organized on the basis of geographic regions with three reportable segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada, Mexico and Central and South America. Europe includes Europe, Africa and the Middle East. Asia-Pacific includes China and Southeast Asia.

Financial information concerning the Company’s operations in its three operating segments, Americas, Europe and Asia-Pacific, and within selected geographic areas is set forth in Part II herein under Net Sales and under Segment Income within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and within Item 8 herein under Note W to the consolidated financial statements, which information is incorporated herein by reference.

AMERICAS

The Americas operating segment manufactures beverage, food and aerosol cans, specialty packaging, metal closures and caps, plastic closures and health and beauty care packaging. At December 31, 2004, the Americas operated 68 plants and had approximately 8,400 employees. During 2002, the Company divested its U.S. fragrance pumps business and sold 89.5% of its interest in Constar International Inc. in an initial public offering. These divested operations accounted for $499 million of segment net sales in 2002. There were additional divestitures in 2002, but sales from these operations were not material.

For 2004, the Americas had net sales of $2.9 billion (40% of consolidated net sales) and segment income (as defined in Note W to the consolidated financial statements, which information is incorporated herein by reference) of $188 million. Approximately 75% of segment net sales were derived from within the United States. Approximately 76% of segment net sales were for beverage and food cans and ends.

EUROPE

The European operating segment, which includes the Middle East and Africa, manufactures beverage, food and aerosol cans, specialty packaging, metal closures and caps, high density polyethylene (“HDPE”) containers, plastic closures, health and beauty care packaging and canmaking equipment. At December 31, 2004, the segment operated 100 plants and had approximately 16,600 employees. During 2002, the Company divested its European pharmaceutical packaging business, its operations in Central and East Africa and its Constar beverage plastics business. These divested operations accounted for $175 million of segment net sales in 2002.

Crown Holdings, Inc.

For 2004, Europe had net sales of $4.0 billion (55% of consolidated net sales) and segment income of $386 million. Net sales in the United Kingdom of $916 million and France of $792 million represented 23% and 20%, respectively, of segment net sales. Sales in 2004 for food and beverage cans and ends accounted for 62% of segment net sales.

ASIA-PACIFIC

The Asia-Pacific operating segment manufactures beverage, food and aerosol cans, plastic closures and metal caps. At December 31, 2004, the segment operated 17 plants and had approximately 2,300 employees. Asia-Pacific had net sales in 2004 of $379 million (5% of consolidated net sales) and segment income of $62 million.

PRODUCTS

Beverage Cans

The Company supplies beverage cans and other packaging products to a variety of beverage and beer companies, including Anheuser-Busch, Cadbury Schweppes, Coca-Cola, Cott Beverages, Heineken, InBev, Kroger, Pepsi-Cola and Scottish Courage. The Company’s beverage business is built around local, regional and global markets which has served to develop its understanding of global consumer expectations.

The beverage market is dynamic and highly competitive, with each packaging manufacturer striving to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled the Company to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends, plastic closures and metal bottle caps. Recent innovations include the SuperEnd™ beverage can end and shaped beverage cans.

Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and is continuing its efforts to reduce can and end diameter, lighten its cans, reduce non-metal costs and restructure production processes.

Food Cans

The Company manufactures a variety of food cans, including two-and three-piece cans in numerous shapes and sizes, and sells food cans to food marketers such as Bonduelle, Campbell Soup, Continentale, H. J. Heinz, Mars, Menu Foods, Nestlé and Premier Foods.

Technologies used to produce these cans include three-piece welded, two-piece drawn and wall-ironed, and two-piece drawn and redrawn. The Company has also introduced its Lift Off™ series of food ends, including its EOLE™ (easy-open low energy) full pull-out steel food can ends and Peel Seam,™ a flexible aluminum foil laminated end. The Company’s commitment to innovation has led to developments in packaging materials, surface finishes, can shaping, lithography, sealing and opening techniques and environmental performance.

The Company manufactures conventional and easy-open ends for a variety of heat-processed and dry food products including fruits and vegetables, meat and seafood, soups, ready-made meals, infant formula, coffee and pet food. In addition, the Company supplies a range of coil shearing, specialty coating, advanced printing and decoration services.

Aerosol Cans

The Company’s customers for aerosol cans include manufacturers of personal care, food, household and industrial products, including CCL Industries, Gillette, S.C. Johnson and Unilever. The aerosol can business, while highly competitive, is marked by its high value-added service to customers. Such value-added services include, among others, the ability to manufacture multiple sizes and design customer labels and multiple color schemes.

Crown Holdings, Inc.

Plastic Closures

The Company offers a variety of choices in plastic closures for the beverage (including soft drinks, mineral water and wines and spirits), food (wet and dry), health and beauty care, household and industrial markets. The Company manufactures plastic closures for consumer products marketers such as Coca-Cola, Colgate Palmolive, Danone, Diageo UDV, Nestlé, Pepsi-Cola, Procter & Gamble and Unilever.

Specialty Packaging

The Company’s specialty packaging business is located primarily in Europe and serves many major European and multinational companies. The Company produces a wide variety of specialty containers, with numerous lid and closure variations. The Company’s specialty packaging customers include Altria Group (Kraft Foods), Akzo Nobel, Bristol-Meyers Squibb, Nestlé, Teisseire and United Biscuits.

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

Metal Closures

The Company offers a wide variety of metal closures and sealing equipment solutions to leading marketers such as Abbott Laboratories, Anheuser Busch, H. J. Heinz, Nestlé, Novartis and Unilever from a network of metal closure plants around the world. The Company supplies total packaging solutions, including closures, capping systems and services while working closely with customers, retailers and glass manufacturers to develop innovative closure solutions and meet customer requirements.

The Company strives to continuously improve its metal closure design and printing technology to better support customers’ marketing programs and promotional activities. The Company offers expertise in closure design and decoration, ranging from high quality printing of the closure in up to nine colors, to inside-the-cap printing, which offers customers new promotional possibilities.

Health and Beauty Care

The Company produces fragrance closures and packaging for lipsticks and eyecare products for leading cosmetics and beauty care companies. As a global, single-source packaging partner, the Company strives to use innovative design and engineering coupled with advanced manufacturing and decorating capabilities to meet the high quality standards and the demanding deadlines of its global customers. The Company’s health and beauty customers include Avon, Estée Lauder, L’Oreal and Procter & Gamble.

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

Crown Holdings, Inc.

COMPETITION

Most of the Company’s products are sold in highly competitive markets, primarily based on price, quality, service, and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers who manufacture containers for their own use and for sale to others. The Company’s multinational competitors include, but are not limited to, Alcoa Inc., Amcor Limited, AptarGroup Inc., Ball Corporation, BWAY Corporation, Impress Holdings B.V., Metal Container Corporation, Owens-Illinois Inc., Rexam Plc, Silgan Holdings Inc., and U.S. Can Corporation.

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged products in the world. Consolidation trends among beverage and food marketers has led to a concentrated customer base. The Company’s top ten global customers represented approximately 23% of its 2004 net sales.

In each of the years in the period 2002 through 2004, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coke and Pepsi, the Company also supplies independent licensees of Coke and Pepsi.

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

Recent innovations include:

•	High value-added shaped beverage, food and aerosol cans, such as Heineken’s keg can and the WD-40 aerosol can. This technology has the capability of reducing counterfeiting and improving product image.

•	The SuperEnd™ for beverage cans, which requires less metal than existing ends without any reduction in strength. The SuperEnd™ also offers improved pourability, drinkability, ease-of-opening and appearance.

•	Patented composite (metal and plastic) closures including the Company’s “Ideal™” product line. These closures offer improved barrier performance and tamper resistance while requiring less strength to open than standard closures. The Company supplies composite closures to customers including Abbott Laboratories (Ensure), PepsiCo (Tropicana), Tree Top and Unilever (Ragu).

•	Next generation “Easy-open low energy” (“EOLE™”) full pullout steel food can ends. The end design allows the end to be removed by hand with less strength than competing easy open food ends.

•	New foamed synthetic stoppers for spirits.

•	A family of Peel Seam™ flexible lidding for cans that provides exceptional ease of opening, high quality graphics and can still be applied with traditional closing technology.

The Company intends to selectively license its proprietary technologies and has licensed SuperEnd,™ can shaping and BiCan™ technology to Amcor Limited in Australia and New Zealand and SuperEnd™ to Nampak Ltd. in South Africa.

Crown Holdings, Inc.

The Company spent $47 million in 2004, $44 million in 2003 and $43 million in 2002 on RD&E activities. Certain of these activities are expected to improve and expand the Company’s product lines in the future. Expenditures were also made to improve manufacturing efficiencies and reduce unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties, such as material strength. The costs incurred were associated with a number of products in varying stages of development.

MATERIALS AND SUPPLIERS

The Company in its manufacturing operations uses various raw materials, including aluminum and steel for metals packaging, and various types of resins, which are petrochemical derivatives, for plastics packaging. In general, these raw materials are purchased in highly competitive, price-sensitive markets which have historically exhibited price and demand cyclicality. These materials and others used in the manufacturing process have historically been available in adequate supply from multiple sources. Generally, the Company’s principal raw materials are obtained from the major suppliers in the countries in which it operates plants. Some plants in developing countries, which do not have local mills, obtain raw materials from nearby, more-developed countries. The Company has agreements for what it considers adequate supplies of raw materials. However, sufficient quantities may not be available in the future due to, among other things, temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. From time to time, some of the raw materials have been in short supply, but to date, these shortages have not had a significant impact on the Company’s operations.

In 2004, consumption of steel, aluminum and resin represented approximately 27% , 24% and 4%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, recent government regulations, political unrest and global or local demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of certain of these raw materials, such as aluminum, steel and resin, have at times been subject to volatility. Generally, the Company has sales contracts in place which allow it to pass-through higher raw material costs. However, there can be no assurance that the Company will be able to fully recover higher raw material costs from its customers.

The Company’s average steel price increased 5% in 2004. Price increases in the United States were significantly higher as the suppliers commenced assessing a price surcharge on the Company’s purchases of steel. Suppliers have indicated that a shortage of raw materials to produce steel and increased global demand, primarily in China, have combined to create the need for steel price increases for their customers. Several suppliers have also indicated that they intend to further increase steel prices, and that the current market environment has resulted in a tighter supply of steel which could require allocation among their steel purchasing customers. As a result of the steel price increases, the Company in 2004 has implemented significant price increases in all of its steel product categories. To date, the impact on the Company’s earnings has not been material as a result of the pass-through of increased cost to customers. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of steel surcharges or price increases. In addition, if the Company is unable to purchase steel for a significant period of time, its steel-consuming operations would be disrupted and if the Company is unable to fully recover the higher cost of steel, its financial results may be adversely affected. The Company continues to monitor this situation and the effect on its operations.

The average price of aluminum ingot on the London Metal Exchange (“LME”) increased approximately 15% in 2004 compared to 5% in 2003. In an effort to reduce the impact of volatile aluminum prices on North American operations, the Company in North America has entered into contracts with its suppliers of aluminum can and end sheet that, by formula, guarantee prices for a period of six months. The pricing structure is directly tied to a rolling average of the prior six months market price of aluminum ingot on the LME. Further, ceiling prices have been established under these contracts that set maximum prices that the Company would pay for aluminum. The Company’s beverage can and end sales contracts in North America contain similar provisions that adjust selling prices to the customers based on changes in the market price of aluminum.

Crown Holdings, Inc.

Based on petrochemical and resin industry data, average high density polyethylene (“HDPE”) resin prices increased approximately 21% in 2004 compared to 29% in 2003 and average polyethylene resin prices increased approximately 58% in 2004 compared to 21% in 2003. The increases have been driven primarily by the significant increase in oil prices.

In response to the volatility of raw material prices, ongoing productivity and cost reduction efforts in recent years have focused on improving raw material cost management.

The Company’s manufacturing facilities are dependent, in varying degrees, upon the availability of processed energy, such as natural gas and electricity. Certain of these energy sources may become difficult or impossible to obtain on acceptable terms due to external factors, and the Company cannot predict the effects, if any, of such occurrences on its future operations.

SEASONALITY

Food packaging products accounted for 32% of 2004 consolidated net sales. The food can business is somewhat seasonal with the first quarter tending to be the slowest period as the autumn packing period in the Northern Hemisphere ends and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables are harvested. Weather represents a substantial uncertainty in the yield of food products and is a major factor in determining the demand for food cans in any given year.

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

ENVIRONMENTAL MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry and may require additional capital investment. Anticipated future restrictions in some jurisdictions on the use of certain coatings may require the Company to employ additional control equipment or process modifications. The Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. While the Company does not believe that any of the foregoing matters are likely to have a material effect on the financial statements, there can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report under the caption Environmental Matters, and within Item 8 herein under Note L to the consolidated financial statements, which information is incorporated herein by reference.

WORKING CAPITAL

The Company generally uses cash during the first nine months of the year to finance seasonal working capital needs. The Company’s working capital requirements are funded by its receivables securitization and factoring programs, its revolving credit facility and from operations.

Crown Holdings, Inc.

In 2003, the Company completed a refinancing that improved its liquidity through the repayment of debt due in 2003 from the proceeds and the extension of maturities to 2006 and beyond. In September and October 2004, the Company completed an additional refinancing. The funds received in the 2004 refinancing were used to refinance the credit and term loan facilities entered into in 2003 and to pay fees and expenses associated with the refinancing. The 2004 refinancing extended maturities on the Company’s credit facilities to 2010.

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

EMPLOYEES

At December 31, 2004, the Company employed approximately 27,600 people. Collective bargaining agreements with varying terms and expiration dates cover approximately 18,800 employees. The Company does not expect that renegotiations of the agreements expiring in 2004 will have a material adverse effect on its results of operations, financial position or cash flow.

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

The Company’s Code of Business Conduct and Ethics, its Corporate Governance Guidelines, and the charters of its Audit, Compensation and Nominating and Corporate Governance committees are available on the Company’s web site. These documents are also available in print to any shareholder who requests them. The Company intends to disclose amendments to and waivers of the Code of Business Conduct and Ethics on the Company’s web site.

ITEM 2.     PROPERTIES

As of December 31, 2004, Crown Holdings, Inc. and its consolidated subsidiaries operated 185 manufacturing facilities of which 41 were leased. The Company has three operating segments, defined geographically, within which it manufactures and markets its products. The Americas has 68 operating facilities of which 14 are leased. Within the Americas, 41 facilities operate in the United States of which 9 are leased. Europe has 100 operating facilities of which 20 are leased and Asia-Pacific has 17 operating facilities of which 7 are leased. Some leases provide renewal options as well as various purchase options. The principal manufacturing facilities at December 31, 2004 are listed below and are grouped by product and by segment.

Crown Holdings, Inc.

	Americas		Europe		Asia-Pacific

Metal	Lawrence, MA	La Crosse, WI	Custines, France		Beijing, China
Packaging	Kankakee, IL	Worland, WY	Korinthos, Greece		Foshan, China
Beverage	Mankato, MN	Aracaju, Brazil	Patras, Greece		Huizhou, China
	Batesville, MS	Cabreuva, Brazil	Agoncillo, Spain		Shanghai, China
	Dayton, OH	Calgary, Canada	Sevilla, Spain		Selangor, Malaysia
	Cheraw, SC	Montreal, Canada	Izmit, Turkey		Singapore
	Abilene, TX	Weston, Canada	Dubai, UAE		Bangkadi, Thailand
	Conroe, TX	Santafe de Bogota, Colombia	Botcherby, UK		Hanoi, Vietnam
	Fort Bend, TX	Guadalajara, Mexico	Braunstone, UK		Saigon, Vietnam
	Winchester, VA	Carolina, Puerto Rico
Olympia, WA

Food	Winter Garden, FL	Villa Martelli, Argentina	Brive, France	Parma, Italy	Samrong, Thailand
	Pulaski Park, MD	Bolton, Canada	Carpentras, France	Abidjan, Ivory Coast	Haadyai, Thailand
	Owatonna, MN	Chatham, Canada	Concarneau, France (3)	Toamasina, Madagascar
	Massillon, OH	Concord, Canada	Laon, France	Casablanca, Morocco
	Portland, OR	Dorval, Canada	Nantes, France	Pruczcz, Poland
	Omaha, NE	Winnipeg, Canada	Outreau, France	Alochete, Portugal
	Hanover, PA	Kingston, Jamaica	Perigeux, France	Timaschevsk, Russia
	Suffolk, VA	LaVilla, Mexico	Gerwisch, Germany	Dakar, Senegal
	Seattle, WA	Barbados, West Indies	Luebeck, Germany	Dunajska, Slovakia
	Oshkosh, WI	Trinidad, West Indies	Muehldorf, Germany	Bellville, South Africa
			Seesen, Germany	Logrono, Spain
			Tema, Ghana	Molina de Segura, Spain
			Thessaloniki, Greece	Valencia, Spain
			Nagykoros, Hungary	Vigo, Spain
			Athy, Ireland	Neath, UK
			Battipaglia, Italy	Wisbeck, UK
			Calerno S. Ilario d’Enza, Italy	Worchester, UK
Nocera Superiore, Italy

Aerosol	Alsip, IL	Spartanburg, SC	Deurne, Belgium	Mijdrecht, Netherlands
	Decatur, IL	Toronto, Canada	Spilamberto, Italy	Sutton, UK
	Faribault, MN	Guatemala City, Guatemala

Specialty	Belcamp, MD		Hoboken, Belgium	Hoorn, Netherlands
Packaging	St. Laurent, Canada		Helsinki, Finland	Miravalles, Spain
			Chatillon-Sur-Seine, France	Montmelo, Spain
			Rouen, France	Aesch, Switzerland
			Vourles, France	Aintree, UK
			Hilden, Germany	Carlisle, UK
			Mechernich, Germany	Mansfield, UK
			Chignolo Po, Italy	Newcastle, UK

Metal	Crawfordsville, IN	Connellsville, PA	Seesen, Germany	Sevilla, Spain	Jakarta, Indonesia
Closures	Lancaster, OH	San Jose, Costa Rica	Aprilia, Italy (2)	Poole, UK	Johor Bahru, Malaysia
	Mill Park, OH		Goleniow, Poland (2)

Plastics	Libertyville, IL	Manaus, Brazil	Cusset, France	Cardedeu, Spain	Jiangmen City, China
Packaging	Salt Lake City, UT	Venancio Aires, Brazil	St. Georges de Reneins,	Aesch, Switzerland	Shanghai, China
Plastic	Sandston, VA	Cuautitlan, Izcalli, Mexico	France	Reinach, Switzerland	Manila, Philippines
Closures	Pilar, Argentina		Finnentrop, Germany	Bridge of Allan, UK	Bangpoo, Thailand
			Frankenthal, Germany	Eaton Socon, UK
			Zell, Germany	Flitwick, UK
			Voghera, Italy	Luton, UK
			Orio Litta, Italy	Milton Keynes, UK
			Timisoara, Romania	Norwich, UK
Moscow, Russia
Torres de la Alameda, Spain

Plastic			Langeais, France	Rastatt, Germany
Containers			Hautot sur Mer, France	Garwolin, Poland

Health &	Danbury, CT	Middletown, NY	Lailly-en-Val, France	Mozzate, Italy
Beauty Care	Watertown, CT	Barrie, Canada	Marolles, France
	Laconia, NH	Reynosa, Mexico

Canmaking	Norwalk, CT		Shipley, UK
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

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities. The Company has also opened new facilities to meet increases in market demand for its products. These actions reflect the Company’s continued commitment to realign manufacturing facilities to maintain its competitive position in its markets. The Company continually reviews its operations and evaluates strategic opportunities. Further discussion of the Company’s recent restructuring actions and divestitures is contained in Part II hereof within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Provision for Restructuring, and under Provision for Asset Impairments and Loss/Gain on Sale of Assets, and within Item 8 herein under Note M and under Note N to the consolidated financial statements, which information is incorporated herein by reference.

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

ITEM 3.     LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc. (“Crown Cork”) is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2004, the accrual for pending and future asbestos claims that are probable and estimable was $233 million.

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

Crown Holdings, Inc.

In 2003 Crown Cork amended the retiree medical benefits that it had been providing to approximately 10,000 retirees pursuant to a series of collective bargaining agreements between Crown Cork and certain unions. The Amendments increased maximum coverage, required additional retiree contributions for medical and prescription drug costs and reduced other coverage benefits. Crown Cork is a party to litigation initiated in June 2003 in which the USWA and IAM unions and retirees claim that the retiree medical benefits were vested and that the amendments breached the applicable collective bargaining agreements in violation of ERISA and the Labor Management Relations Act.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in Part III, Item 10, “Directors and Executive Officers of the Registrant” of this Report, which information is incorporated herein by reference.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is listed on the New York Stock Exchange. On March 2, 2005, there were 7,044 registered shareholders of the Registrant’s common stock, including 2,038 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2004 is set forth in Part II, Item 8 of this Report under Quarterly Data (unaudited), which information is incorporated herein by reference. The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Common Stock and Other Shareholders’ Equity and Item 8 of this Report under Note O to the consolidated financial statements entitled Capital Stock, which information is incorporated herein by reference. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management,” of this report, which information is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 6.     SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2004	2003	2002	2001	2000

Summary of Operations
Net sales	$7,199	$6,630	$6,792	$7,187	$7,289

Cost of products sold (excluding depreciation and amortization)	5,984	5,539	5,619	6,063	5,982
Depreciation and amortization	308	326	375	499	495
Selling and administrative expense	363	337	317	310	314
Provision for asbestos	35	44	30	51	255
Provision for restructuring	7	19	19	48	52
Provision for asset impairments and loss/gain on sale of assets	47	73	247	213	27
Loss/(gain) from early extinguishments of debt	39	12	(28)
Interest expense, net of interest income	353	368	331	437	373
Translation and exchange adjustments	(98)	(207)	27	10	8

Income/(loss) before income taxes, minority interests, equity
earnings and cumulative effect of a change in accounting	161	119	(145)	(444)	(217)
Provision/(benefit) for income taxes	82	95	30	528	(58)
Minority interests and equity earnings	(28)	(56)	(16)	(4)	(15)

Income/(loss) before cumulative effect of a change in accounting	51	(32)	(191)	(976)	(174)
Cumulative effect of a change in accounting (1)			(1,014)	4

Net income/(loss) (2)	51	(32)	(1,205)	(972)	(174)
Preferred stock dividends					2

Net income/(loss) available to common shareholders (2)	$51	($32)	($1,205)	($972)	($176)

Financial Position at December 31
Working capital	$263	$86	($246)	($84)	$652
Total assets	8,125	7,773	7,505	9,620	11,159
Total cash and cash equivalents	471	401	363	456	382
Total debt	3,872	3,939	4,054	5,320	5,349
Total debt, less cash and cash equivalents, to total capitalization (3)	87.7%	91.3%	97.1%	82.9%	68.3%
Minority interests	201	197	196	201	195
Shareholders’ equity/(deficit)	277	140	(87)	804	2,109

Crown Holdings, Inc.

SELECTED FINANCIAL DATA (Continued)

(in millions, except per share, ratios and other statistics)	2004	2003	2002	2001	2000

Common Share Data (dollars per share)
Earnings/(loss) per average common share
Basic — before cumulative effect of a change in accounting	$.31	($.19)	($1.33)	($7.77)	($1.40)
— after cumulative effect of a change in accounting	.31	(.19)	(8.38)	(7.74)	(1.40)
Diluted — before cumulative effect of a change in accounting	.30	(.19)	(1.33)	(7.77)	(1.40)
— after cumulative effect of a change in accounting	.30	(.19)	(8.38)	(7.74)	(1.40)
Cash dividends					1.00
Market price on December 31	13.74	9.06	7.95	2.54	7.44
Book value (based on year-end outstanding shares
plus assumed conversion of preference shares)	1.68	.85	(.55)	6.40	16.79
Number of shares outstanding at year-end	165.6	165.0	159.4	125.7	125.6
Average shares outstanding
Basic	165.3	164.7	143.8	125.6	125.7
Diluted	168.8	164.7	143.8	125.6	125.7

Other
Capital expenditures	$138	$120	$115	$168	$262
Number of employees	27,645	27,444	28,319	33,046	34,618

Notes:

Financial information concerning the Company’s divested operations in 2002 is set forth in Part I herein under Operating Segments within Item 1, Business, Part II herein under Provision for Asset Impairments and Loss/Gain on Sale of Assets within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and within Item 8 herein under Note N to the consolidated financial statements entitled Asset Impairments and Loss/Gain on Sale of Assets, which information is incorporated herein by reference.

(1)	Cumulative adjustments from the adoption by the Company of FAS 142 in 2002 and FAS 133 in 2001.

(2)	Amounts for 2004, 2003, 2002, 2001 and 2000 included after-tax adjustments for restructuring actions of $5, $14, $15, $46 and $37, respectively. Also included in reported net income/(loss) were (i) after-tax adjustments for provision for asset impairments and loss/gain on sale of assets of $41 or $.25 per share in 2004; $68 or $.41 per share in 2003; $258 or $1.79 per share in 2002; $208 or $1.66 per share in 2001 and $18 or $.14 per share in 2000, (ii) after-tax charges for asbestos of $35 or $.21 per share in 2004; $44 or $.27 per share in 2003; $30 or $.21 per share in 2002; $51 or $.41 per share in 2001 and $166 or $1.32 per share in 2000, (iii) an after-tax (gain)/loss of $34 or $.20 per share in 2004; $16 or $.10 per share in 2003 and ($28) or ($.19) per share in 2002 from early extinguishments of debt, (iv) after-tax foreign exchange gains on debt in Europe in 2004 of $67 or $.40 per share, and in 2003 of $143 or $.86 per share, (v) a charge of $22 or $.13 per share in 2003 for the Company’s share of a goodwill impairment charge recorded by Constar, (vi) a tax charge to establish a valuation allowance for U.S. deferred tax assets in 2001 of $452 or $3.60 per share, (vii) an after-tax charge for a bad debt provision of $36 or $.28 per share in 2000 and (viii) a transition charge of $1,014 or $7.05 per share in 2002 and a transition credit of $4 or $.03 per share in 2001.

(3)	Total capitalization consists of total debt, minority interests and shareholders’ equity, less cash and cash equivalents.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the “Company”) as of and during the three-year period ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements included in this annual report.

EXECUTIVE OVERVIEW

The Company’s principal areas of focus include improving segment income, reducing debt, and reducing asbestos-related costs. Segment income is defined by the Company as net sales less cost of products sold, depreciation and amortization, selling and administrative expenses and provision for restructuring.

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

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company reduced its total debt by $67, to $3,872 at December 31, 2004 from $3,939 at December 31, 2003, and increased its cash by $70, to $471 from $401. The reduction in debt was net of non-cash increases of $97 from the remeasurement of non-U.S. dollar debt.

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $114 in 2002, $68 in 2003 and $41 in 2004, and the Company expects to pay approximately $40 in 2005. While the level of payments has declined recently, the Company’s asbestos-related liabilities remain significant and the amount of future payments and liabilities is inherently unpredictable.

A number of the Company’s U.S. steel suppliers began assessing a price surcharge during 2004. To date, the impact on earnings has not been material as a result of the pass-through of increased costs to customers. However, the Company is continuing to monitor this situation and the effect on its operations.

RESULTS OF OPERATIONS

The Company evaluates performance and allocates resources within each segment based on segment income as defined in Note W to the consolidated financial statements. The accounting policies for each reportable segment are described in Note A to the consolidated financial statements, which information is incorporated herein by reference.

The foreign currency translation impacts referred to below are primarily due to changes in the euro and pound sterling in the European segment and the Canadian dollar in the Americas segment.

NET SALES

Net sales during 2004 were $7,199, an increase of $569 or 8.6% versus 2003 net sales of $6,630. The increase in net sales during 2004 was primarily due to the favorable impact of foreign currency translation of $395 and the pass-through of raw material cost increases to customers.

Crown Holdings, Inc.

Net sales during 2003 were $6,630, a decrease of $162 or 2.4% versus 2002 net sales of $6,792. The decrease in net sales during 2003 was primarily due to the unfavorable impact of divested operations, which had $674 of net sales in 2002, partially offset by the favorable impact of foreign currency translation of $513.

Net sales from U.S. operations accounted for 29.4% of consolidated net sales in 2004, 30.4% in 2003 and 37.2% in 2002. Sales of beverage cans and ends accounted for 36.6% of net sales in 2004 compared to 36.7% of net sales in 2003 and 34.0% in 2002. Sales of food cans and ends accounted for 32.3% of net sales in 2004, 31.8% in 2003 and 28.6% in 2002.

	Net Sales			% Increase/(Decrease)

SEGMENT	2004	2003	2002	2004/2003	2003/2002

Americas	$2,858	$2,715	$3,227	5.3	(15.9)
Europe	3,962	3,559	3,235	11.3	10.0
Asia-Pacific	379	356	330	6.5	7.9

	$7,199	$6,630	$6,792	8.6	(2.4)

Net sales in the Americas segment during 2004 increased $143 or 5.3% versus 2003 primarily due to the favorable impact of foreign currency translation of $35 and the pass-through of raw material cost increases to customers. Net sales in the Americas segment during 2003 decreased $512 or 15.9% versus 2002 net sales primarily due to the unfavorable impact of divested operations, which had $499 of net sales in 2002.

Net sales in the European segment during 2004 increased $403 or 11.3% versus 2003 net sales primarily due to the favorable impact of foreign currency translation of $354 and the pass-through of raw material cost increases to customers. Net sales in the European segment during 2003 increased $324 or 10.0% versus 2002 net sales primarily due to the favorable impact of foreign currency translation of $484, partially offset by the unfavorable impact of divested operations, which had $175 of net sales in 2002.

Net sales in the Asia-Pacific segment during 2004 increased $23 or 6.5% versus 2003 net sales primarily due to increased beverage can volumes in China and Southeast Asia. Net sales in the Asia-Pacific segment during 2003 increased $26 or 7.9% versus 2002 net sales primarily due to higher beverage can volumes in China and southeast Asia.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold, excluding depreciation and amortization, was $5,984 in 2004, an increase of 8.0% from $5,539 in 2003. The increase in 2004 was primarily due to the impact of currency translation of $323 and higher material costs, primarily aluminum and steel.

Cost of products sold, excluding depreciation and amortization, was $5,539 in 2003, a decrease of 1.4% from $5,619 in 2002. The decrease in 2003 was primarily due to divested operations, which had $558 of cost of products sold, excluding depreciation and amortization, in 2002, partially offset by increased pension expense of $74 from the remaining operations and the impact of foreign currency translation. Included in cost of products sold, excluding depreciation and amortization, for 2002 was a provision of $13 to provide for uncertainty regarding the ultimate collectibility of receivables from a European customer. As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 83.2% in 2004 as compared to 83.5% in 2003 and 82.7% in 2002.

During 2004, several U.S. steel suppliers began assessing a price surcharge on the Company’s purchases of steel. Suppliers have indicated that a shortage of raw materials to produce steel and increased global demand, primarily in China, have combined to create the need for steel price increases for their customers. The U.S. steel price increases vary in amount, but are generally significant. Several suppliers have also indicated that they intend to further increase steel prices, and the current market environment has resulted in a tighter supply of steel which could require allocation among their steel purchasing customers.

Crown Holdings, Inc.

As a result of the steel price increases, the Company in 2004 implemented significant price increases in all of its steel product categories. To date, the impact on the Company’s earnings has not been material as a result of the pass-through of increased costs to customers. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of steel surcharges or price increases. In addition, if the Company is unable to purchase steel for a significant period of time, its steel-consuming operations would be disrupted, and if the Company is unable to fully recover the higher cost of steel, its financial results may be adversely affected. The Company is continuing to monitor this situation and the effect on its operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization during 2004 was $308, a decrease of $18 or 5.5% from $326 in 2003. The decrease in 2004 was primarily due to reduced capital spending in recent years, partially offset by an increase of $17 due to currency translation. Depreciation and amortization decreased to $326 in 2003 from $375 in 2002 primarily due to divested operations, which had $49 of depreciation and amortization in 2002.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense for 2004 was $363, an increase of 7.7% from the 2003 expense of $337, following an increase of 6.3% from $317 in 2002. The increase in 2004 was primarily due to the impact of foreign currency translation in Europe. The increase in 2003 was primarily due to the impact of foreign currency translation, partially offset by the impact of divested operations, which had $22 of expenses in 2002.

SEGMENT INCOME

The Company views segment income, as defined in Note W to the consolidated financial statements, as the principal measure of performance. Segment income was $537, $409 and $462 in 2004, 2003 and 2002, respectively. As a percentage of net sales, segment income was 7.5% in 2004, 6.2% in 2003 and 6.8% in 2002.

	Segment Income			% Increase/(Decrease)

SEGMENT	2004	2003	2002	2004/2003	2003/2002

Americas	$188	$135	$220	39.3	(38.6)
Europe	386	310	301	24.5	3.0
Asia-Pacific	62	53	30	17.0	76.7
Corporate	(99)	(89)	(89)	(11.2)

	$537	$409	$462	31.3	(11.5)

Segment income in the Americas was 6.6% of segment sales in 2004 versus 5.0% in 2003 and 6.8% in 2002. The increases in 2004 segment income and margin percentage were primarily due to cost reduction efforts. The improvement also included $9 from the impact of the prescription drug subsidy contained in the Medicare Prescription Drug Improvement and Modernization Act of 2003, offset by an increase in pension expense from $82 to $89. Pension expense for the Americas is expected to decrease by approximately $9 in 2005 due to higher plan assets. The decreases in 2003 segment income and margin percentage were primarily due to the impact of divested operations, increased pension expense, and a decline in pricing and volumes in U.S. food can operations. Divested operations had $43 of segment income in 2002 and pension expense increased by $21, from $61 to $82, in 2003.

European segment income was 9.7% of net sales in 2004 versus 8.7% in 2003 and 9.3% in 2002. The increases in 2004 segment income and margin percentage were primarily due to cost reduction efforts. Pension expense of $11 was $4 below the 2003 expense of $15, but the Company expects the 2005 pension expense for the European segment to increase by approximately $9. The increase in 2003 segment income was primarily due to the impact of foreign currency translation. The decrease in segment income as a percentage of net sales in 2003 was primarily due to an increase of $49 in pension expense due to lower plan assets and increased amortization of unrecognized losses.

Crown Holdings, Inc.

Segment income in Asia-Pacific was 16.4% of net sales in 2004 versus 14.9% in 2003 and 9.1% in 2002. The increase in segment income in 2004 was primarily due to increased beverage can volumes in China and Southeast Asia. The increase in 2003 segment income was primarily due to increased beverage can volumes in China.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. During 2004, 2003 and 2002 the Company recorded charges of $35, $44 and $30, respectively, to increase its accrual for asbestos-related costs. See Note K to the consolidated financial statements, which information is incorporated herein by reference.

PROVISION FOR RESTRUCTURING

During 2004, the Company provided a pre-tax charge of $7 for restructuring costs. The charge included $6 in Europe and $1 in the Americas, primarily for severance costs for reductions in force. The actions are expected to save $2 pre-tax on an annual basis when fully implemented.

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

Balances remaining in the reserves included provisions for current year actions as well as for contracts or agreements for which payments from prior restructuring actions are extended over time. The balance of the restructuring reserves were included in the Consolidated Balance Sheets within accounts payable and accrued liabilities. The Company expects to pay $12 of the $15 of remaining liabilities in 2005 and the remainder in 2006.

PROVISION FOR ASSET IMPAIRMENTS AND LOSS/GAIN ON SALE OF ASSETS

The Company provided net pre-tax charges of $47, $73 and $247 for asset impairments and asset sales during 2004, 2003 and 2002, respectively. See Note N to the consolidated financial statements, which information is incorporated herein by reference.

LOSS / GAIN FROM EARLY EXTINGUISHMENTS OF DEBT

During 2004, the Company repurchased certain of its senior notes prior to maturity at premiums above their principal amount and recognized losses of $6 for the premiums paid. The Company also refinanced its credit facility and recorded a charge of $33 to write-off unamortized fees from its previous credit facility. See Note R to the consolidated financial statements, which information is incorporated herein by reference.

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

Crown Holdings, Inc.

INTEREST EXPENSE

Interest expense was $361 in 2004, a decrease of $18 or 4.7% compared to 2003 interest expense of $379. The decrease in 2004 interest expense was primarily due to lower average debt outstanding, and was partially offset by increased borrowing rates from the 2003 refinancing and higher average variable borrowing rates.

The increase in 2003 interest expense, to $379 from $342 in 2002, was in the European division, primarily due to higher average interest rates from the Company’s refinancing, partially offset by lower average debt outstanding for the Company as a whole. Information about the Company’s 2003 refinancing activities is summarized in the Liquidity and Capital Resources section of this discussion and in Notes Q and R to the consolidated financial statements, which information is incorporated herein by reference.

TRANSLATION AND EXCHANGE ADJUSTMENTS

Favorable foreign exchange adjustments of $98 and $207 were recorded in 2004 and 2003, respectively, primarily due to unrealized gains in Europe. The gains in Europe primarily arose from the currency exposure created by the sale in 2003 of U.S. dollar senior secured notes described under Liquidity and Capital Resources. Unfavorable foreign exchange adjustments of $27 were recorded in 2002, primarily from the remeasurement of the Company’s non-U.S. subsidiaries with a U.S. dollar functional currency, including those in Argentina, Brazil, Colombia and Turkey.

TAXES ON INCOME

Taxes on income for 2004, 2003 and 2002 were provisions of $82, $95 and $30, respectively, against pre-tax income of $161 in 2004 and $119 in 2003, and pre-tax losses of $145 in 2002.

The primary items causing the 2004 effective tax rate of 50.9% to differ from the 35.0% U.S. statutory rate were increases of $18 due to tax contingencies and $10 due to the non-deductible write-off of cumulative translation adjustments. The primary items causing the 2003 effective tax rate of 79.8% to differ from the 35.0% U.S. statutory rate were (i) an increase of $40 due to the U.S. tax charge on a gain from an intercompany sale of a subsidiary by the U.S. tax group, (ii) an increase of $24, primarily due to losses in the U.S. and Argentina for which the Company recorded no tax benefit, and (iii) a decrease of $21 for tax on foreign income. Significant items included in the 2002 provision were (i) a credit of $24 for the recovery of U.S. federal taxes paid in prior years, (ii) a charge of $11 on pre-tax losses of $247 from asset impairments and asset sales due to the differences in the book and tax basis, primarily due to goodwill, (iii) a credit of $20 for tax contingencies resolved in the U.S. and (iv) a charge of $20 for a tax contingency which arose in Europe. Further information about income taxes is presented in Note V to the consolidated financial statements, which information is incorporated herein by reference.

MINORITY INTERESTS AND EQUITY EARNINGS

Minority interests’ share of net income was $41, $39 and $24 in 2004, 2003 and 2002, respectively. The increase in 2003 was primarily due to increased profits in the Company’s joint venture beverage can operations in Asia.

Equity in earnings/(loss) was $13, ($17) and $8 in 2004, 2003 and 2002, respectively. The increase in 2004 was primarily because 2003 included the Constar loss noted below, and because of increased 2004 profits in the beverage can operations in the Middle East. The decrease in 2003 was primarily due to $25 recorded for the Company’s share of losses recorded by Constar International Inc., including $22 for the Company’s share of Constar’s goodwill impairment charge.

Crown Holdings, Inc.

FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $471 at December 31, 2004 compared to $401 and $363 at December 31, 2003 and 2002, respectively. Cash provided by operating activities was $404 compared to $434 in 2003 and $415 in 2002. Cash from working capital reductions decreased from $113 in 2003 to $48 in 2004; net interest payments increased from $294 in 2003 to $330 in 2004 due to the timing of payments on the senior secured notes issued in 2003; pension plan contributions increased from $122 in 2003 to $171 in 2004 primarily due to increased U.S. contributions; and income tax payments increased from $50 in 2003 to $74 in 2004 due to improved income before taxes. These cash flow decreases in 2004 compared to 2003 were partially offset by improvements in gross profit.

The improvement in 2003 was primarily due to $46 from lower asbestos payments, $39 from lower interest payments, and $22 from reduced pension plan contributions, including $40 less in the U.S. and $15 more in the U.K. These improvements were partially offset by cash from working capital reductions which were $71 less in 2003 than 2002, but still contributed $113. The decrease in asbestos payments was primarily due to committed settlements from prior years that were fully paid during 2002. The decrease in interest payments was primarily due to the timing of the interest payments on the new notes in Europe, which are payable in March and September of each year.

Payments for asbestos were $41 in 2004, $68 in 2003 and $114 in 2002 and the Company expects to pay approximately $40 in 2005. The Company contributed $171 to its pension plans in 2004 and expects to contribute approximately $134 in 2005.

The Company is highly leveraged. The ratio of total debt, less cash and cash equivalents, to total capitalization was 87.7%, 91.3% and 97.1% at December 31, 2004, 2003 and 2002, respectively. Total capitalization is defined by the Company as total debt, minority interests and shareholders’ equity, less cash and cash equivalents.

The Company funds its operations, debt services and other obligations primarily with cash flow from operations (including the accelerated receipt of cash under its receivables securitization facility) and borrowings under its revolving credit facility. The Company may also consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company had no outstanding borrowings under its $400 revolving credit facility at December 31, 2004 and had $120 of secured receivables.

The Company’s debt agreements contain covenants that provide limits on the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.

DEBT REFINANCING

In September and October 2004, the Company sold an aggregate of €460 of 6.25% first priority senior secured notes due in 2011 and entered into a new senior secured credit facility. See Note R to the consolidated financial statements, which information is incorporated herein by reference.

In February 2003, the Company completed a refinancing consisting of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, €285 of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, a first priority term loan facility due in 2008 and a new $550 first priority revolving credit facility due in 2006. Proceeds were used to repay the existing credit facility, repurchase and repay a portion of the Company’s outstanding unsecured notes and pay fees and expenses associated with the refinancing. The term loan facility and revolving credit facility were refinanced in 2004 as described above.

Further information relating to the Company’s liquidity and capital resources is set forth under Notes D, Q and R to the consolidated financial statements, which information is incorporated herein by reference.

Crown Holdings, Inc.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2004 are summarized in the table below.

	Payments Due by Period

	2005	2006	2007	2008	2009	2010 & after	Total

Long-term debt	$24	$262	$26	$9	$5	$3,522	$3,848
Capital leases	1	1	1				3
Interest on long-term debt	325	322	306	305	305		1,563
Operating leases	60	50	35	24	19	69	257
Projected pension contributions	134						134
Postretirement obligations	53	49	50	51	51	248	502
Purchase obligations	863	592	140	6			1,601

Total contractual cash obligations	$1,460	$1,276	$558	$395	$380	$3,839	$7,908

Interest on long-term debt is presented through 2009 only, represents the interest that will accrue by year, and was calculated based on interest rates in effect as of December 31, 2004. Interest rate swaps were also included except for the $400 notional value that were terminated in February 2005 as discussed under Market Risk below.

The pension obligations caption includes the minimum required contribution the Company expects to make in 2005 to fund its plans. The postretirement obligations caption includes the expected payments through 2014 to retirees for medical and life insurance coverage. The pension and postretirement projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Accordingly, these amounts have been provided for one year only in the case of pensions and through 2014 in the case of postretirement costs.

Purchase obligations include commitments for raw materials and utilities at December 31, 2004. These commitments are enforceable and legally binding on the Company and specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

In order to further reduce leverage and future cash interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or exchange shares of its common stock for the Company’s outstanding notes and debentures. The Company will evaluate any such transactions in light of then existing market conditions and may determine not to pursue such transactions.

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

Crown Holdings, Inc.

The table below provides information in U.S. dollars as of December 31, 2004 about the Company’s forward currency exchange contracts. The majority of the contracts expire in 2005 and primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt and are recorded at fair value.

Buy / Sell	Contract Amount	Contract Fair Value	Average Contractual Exchange Rate

Sterling / Euro	$159	($2)	$ .71
Sterling / U.S. dollars	5	0	.55
Euro / Sterling	1	0	1.41
Euro / U.S. dollars	71	1	.75
Euro / Polish Zloty	32	(2)	.23
Euro / Swiss Francs	16	0	.66
U.S. dollars / Euro	21	0	1.34
U.S. dollars / Sterling	26	(1)	1.80
U.S. dollars / Thai Baht	22	(1)	.025
U.S. dollars / Singapore dollars	10	0	.60
Swiss Francs / Euro	6	0	1.54
Singapore dollars / U.S. dollars	13	0	1.64

	$382	($5)

The Company has an additional $1 in a number of smaller contracts to purchase or sell various other currencies, principally Asian, as of December 31, 2004.

With the Company’s 2003 refinancing, as discussed above and in Note R to the consolidated financial statements, the Company’s financial instrument portfolio and its market risk exposures changed significantly. A majority of the debt issued in 2003 was issued by the Company’s European subsidiaries in U.S. dollars. As a result, the Company has significant U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings. Foreign exchange adjustments from the local remeasurement of U.S. dollar debt are offset in shareholders’ equity by related translation adjustments. The Company believes that the cost of hedging this exposure would be a substantial cash cost and would reduce funds available to delever the Company. Therefore, the Company at this time does not intend to hedge this exposure. The Company intends to review its exposure from time to time, including reassessing the potential costs and benefits of any available hedging arrangements. As of December 31, 2004, the Company had approximately $1.4 billion of net U.S. dollar-denominated liability exposure in its European subsidiaries, including approximately $1.0 billion in subsidiaries with the euro as their functional currency and approximately $0.4 billion in subsidiaries with the pound sterling as their functional currency. In addition, a euro functional currency subsidiary had a Canadian dollar asset exposure of approximately $0.5 billion from an intercompany loan. Based on these exposures at December 31, 2004, a one percent change in the U.S. dollar exchange rate against these currencies would create an exchange gain or loss of approximately $9 before tax.

In April 2003, the Company terminated a sterling cross-currency swap with a notional value of $200 and a maturity date of December 2003 and received its then fair value of $13. In September 2003, the Company terminated a euro cross-currency swap with a notional value of $200 and a maturity date of December 2003, and paid its fair value of $35. Also in September 2003, the Company received $14 from the termination of a sterling cross-currency swap with a notional value of $300 and a maturity date of December 2006, and recognized a loss of $5 as a loss on sale of assets. There were no outstanding cross-currency swaps at December 31, 2004 and 2003.

Crown Holdings, Inc.

The Company manages its interest rate risk, primarily from fluctuations in LIBOR interest rates, through interest rate swaps in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense. At December 31, 2004, four interest rate swaps that expire in 2011 were outstanding with a combined notional value of $900. The swaps effectively convert 9.5% fixed rate debt into variable rate debt at LIBOR plus 5.46%. The underlying hedged debt is the second priority U.S. dollar notes due 2011. The swaps subject the Company to exposure to future changes in interest rates. In February 2005, the Company terminated certain of these interest rate swaps with a combined notional value of $400 and paid their then fair value of $8, and had swaps with a combined notional value of $500 remaining after the terminations.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations. Variable interest rates disclosed represent the weighted average rates at December 31, 2004. Debt converted to variable rate debt by interest rate swaps has been included within the variable rate debt classification.

	Year of Maturity

Debt	2005	2006	2007	2008	2009	Thereaft	er

Fixed rate	$2	$236	$1	$1	$1	$2,620
Average interest rate	4.6%	7.0%	3.6%	2.2%	2.2%	9.4%

Variable rate	$74	$27	$26	$8	$4	$902
Average interest rate	3.3%	3.8%	3.7%	4.5%	4.6%	7.7%

The total future payments of $3,902 at December 31, 2004 include $2,760 of U.S. dollar-denominated debt, $1,075 of euro-denominated debt and $67 of debt denominated in other currencies.

At December 31, 2003, debt outstanding included fixed rate debt of $2,545 with an average interest rate of approximately 9.1%, and variable rate debt of $1,430 with an average interest rate of approximately 5.8%.

Aluminum, a basic raw material of the Company, is subject to significant price fluctuations which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $96. Any gains or losses realized from the use of these contracts are included in inventory to the extent that they are designated and effective as hedges of the anticipated purchases. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers to manage exposure to price volatility.

CAPITAL EXPENDITURES

Consolidated capital expenditures were $138 in 2004 compared to $120 in 2003.

Expenditures in the Americas segment were $57 in 2004, including spending for additional SuperEnd™ beverage can end capacity and cost reduction and equipment modernization projects.

Expenditures in the European segment of $73 included spending for cost reduction and equipment modernization projects.

At December 31, 2004, the Company had approximately $21 of capital commitments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are discussed in Note L to the consolidated financial statements, which information is incorporated herein by reference.

The Company also utilizes receivables securitization facilities as discussed in Note D to the consolidated financial statements, which information is incorporated herein by reference.

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

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Actual expenditures for remediation were $1, $2 and $2 in 2004, 2003 and 2002, respectively. The Company’s balance sheet reflects estimated gross remediation liabilities of $25 at December 31, 2004, including $2 as a current liability. The Company records an environmental liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The reserve at December 31, 2004 is primarily for asserted claims and is based on internal and external environmental studies. The Company expects that the liability will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserve is adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserve and will not have a material effect on the Company’s consolidated results, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

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

Shareholders’ equity/(deficit) was $277 at December 31, 2004 compared to $140 and ($87) at December 31, 2003 and 2002, respectively. The improvement in 2004 and 2003 was primarily due to favorable foreign currency translation adjustments resulting primarily from the strengthening of the euro and pound sterling against the U.S. dollar. In 2004, improved earnings were offset by the adjustment to the minimum pension liability.

The Company’s new credit agreement entered into in 2004 limits the repurchase of common stock and the payment of dividends subject to certain permitted payments or repurchases and exceptions. The Company acquired 11,221 shares, 16,411 shares and 6,082 shares of common stock for less than $1 in 2004, 2003 and 2002, respectively.

Total common shares outstanding were 165,559,558 at December 31, 2004 compared to 165,024,153 at December 31, 2003.

The Board of Directors has authorized the repurchase of up to $50 million of the Company’s outstanding common stock from time to time through December 31, 2006, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion. The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans, and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes.

Crown Holdings, Inc.

The Board of Directors adopted a Shareholders’ Rights Plan in 1995 and declared a dividend of one right for each outstanding share of common stock. In connection with the formation of Crown Holdings, Inc., the existing Shareholders’ Rights Plan was terminated and a new Rights Agreement was entered into with terms substantially identical to the terminated plan, as amended in 2004. See Note O to the consolidated financial statements for a description of the Shareholders’ Rights Plan, which information is incorporated herein by reference.

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

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants), the effect of the Texas, Mississippi and Ohio asbestos legislation, and the effect of the Pennsylvania asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed). The Company reviews the adequacy of its accrual in the fourth quarter of each year, unless new information or circumstances indicate the review should be done prior to that time.

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

The Company performs an impairment review of its long-lived assets, primarily PP&E, when facts and circumstances indicate the carrying value may not be recoverable from its undiscounted cash flows. Any impairment loss is measured by comparing the carrying amount of the asset to its fair value. The Company’s estimates of future cash flows involve assumptions concerning future operating performance, economic conditions, and technological changes that may affect the future useful lives of the assets. These estimates may differ from actual cash flows or useful lives.

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

Crown Holdings, Inc.

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plan’s investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. The U.S. plan’s current asset allocation targets are to have 70% U.S. and international equities, 12% debt securities, 15% alternate investments and 3% real estate. The U.K. plan, which is the primary non-U.S. plan, has a current asset allocation policy of 25% U.K. and non-U.K. equities, 52% liability-matching debt securities, 5% other debt securities, 10% alternate investments and 8% real estate. The discount rate for the U.S. plan is determined by reference to Moody’s AA corporate bond index. The discount rate for the U.K. plan is determined by reference to U.K. bond indices. A .25% change in the expected rates of return would change 2005 pension expense by approximately $10. A .25% change in the discount rates from those used at December 31, 2004 would change 2005 pension expense by approximately $14.

The Company currently accounts for stock-based compensation expense using the intrinsic value method. The effect on net income and earnings per share if the Company had applied the fair value provisions of FAS 123 is disclosed in Note A to the consolidated financial statements, which information is incorporated herein by reference.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“FAS 123(R)”), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123(R) requires that the cost of share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant-date fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under FAS 123 will no longer be a future alternative to financial statement recognition. Under FAS 123(R) the Company must select an appropriate valuation model to calculate the fair value of its share-based payments, and a transition method for recognizing compensation expense under FAS 123(R). The transition methods provided in the standard include modified prospective and retrospective options. Under the modified prospective method, compensation expense for all unvested stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period, based on the estimated number of awards that are expected to vest. Under the first retrospective method, which is a variation of the modified prospective method, prior interim reporting periods within the year of adoption can be restated. Under the second retrospective method, the modified retrospective method, prior reporting periods back to the date of issuance of FAS 123 can be restated. The restatement of prior periods under the retrospective methods will be based on the amounts previously recognized in the pro forma disclosures required by the original provisions of FAS 123. The Company is currently evaluating the requirements of FAS 123(R) and will adopt the new standard at the beginning of the third quarter of 2005.

In November 2004, the FASB issued SFAS No. 151 (“FAS 151”), “Inventory Costs — An Amendment of ARB No. 43, Chapter 4.” FAS 151 amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs and material spoilage should be expensed as incurred and not included in overhead. Additionally, FAS 151 requires that the allocation of fixed production overheads to the costs of conversion should be based on normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As required, the Company will prospectively adopt the standard at the beginning of 2006. The Company is currently evaluating the effect that the adoption of FAS 151 will have, but does not expect that it will have a material impact on its consolidated results of operations and financial condition.

Crown Holdings, Inc.

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.” FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will prospectively adopt the new standard in 2006.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 on the Company’s income tax expense and deferred tax liability. The Company does not plan to repatriate any foreign earnings under the new law and, as such, does not expect any impact on its financial statements.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the discussions of the provision for asbestos in Note K and other contingencies in Note L to the consolidated financial statements included in this Annual Report, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to (i) the Company’s plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings and (vi) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension and postretirement liabilities.

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

Crown Holdings, Inc.

the ability of the Company to realize cost savings from its restructuring programs; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, plastic resin, inks and coatings) and the Company’s ability to pass raw material price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the financial condition of the Company’s vendors and customers; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; the Company’s ability to maintain adequate sources of capital and liquidity; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments, industry overcapacity; or changes in competitors’ pricing for products; the Company’s ability to maintain and develop competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology; the Company’s ability to generate sufficient production capacity; the collectibility of receivables; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; weather conditions including its effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates and tax rates; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the impact of Texas, Pennsylvania, Mississippi and Ohio legislation dealing with asbestos liabilities and any litigation challenging that legislation and any future state or federal legislation dealing with asbestos liabilities), labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and difficulties related to the integration of acquired businesses; and the impact of any potential dispositions, acquisitions or other strategic realignments.

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

Crown Holdings, Inc.

ITEM 8. FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Crown Holdings, Inc.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of the inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31,2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Crown Holdings, Inc.:

We have completed an integrated audit of Crown Holdings, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B the Company adopted a new financial accounting standard for goodwill during 2002.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO),” is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Crown Holdings, Inc.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 10, 2005

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

For the years ended December 31,	2004	2003	2002

Net sales	$7,199	$6,630	$6,792

Cost of products sold, excluding depreciation and amortization	5,984	5,539	5,619
Depreciation and amortization	308	326	375

Gross profit	907	765	798

Selling and administrative expense	363	337	317
Provision for asbestos...Note K	35	44	30
Provision for restructuring...Note M	7	19	19
Provision for asset impairments and loss/gain on sale of assets... Note N	47	73	247
Loss/(gain) from early extinguishments of debt... Note R	39	12	(28)
Interest expense	361	379	342
Interest income	(8)	(11)	(11)
Translation and exchange adjustments...Note Q	(98)	(207)	27

Income/(loss) before income taxes, minority interests, equity earnings
and cumulative effect of a change in accounting	161	119	(145)
Provision for income taxes...Note V	82	95	30
Minority interests	(41)	(39)	(24)
Equity earnings/(loss)	13	(17)	8

Income/(loss) before cumulative effect of a change in accounting	51	(32)	(191)
Cumulative effect of a change in accounting, net of tax...Note B			(1,014)

Net income/(loss)	$51	($32)	($1,205)

Per common share data: Note T

Earnings/(loss)
Basic — before cumulative effect of a change in accounting	$.31	($.19)	($1.33)

Diluted — before cumulative effect of a change in accounting	$.30	($.19)	($1.33)

Basic — after cumulative effect of a change in accounting	$.31	($.19)	($8.38)

Diluted — after cumulative effect of a change in accounting	$.30	($.19)	($8.38)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2004	2003

Assets
Current assets
Cash and cash equivalents	$471	$401
Receivables, net...Note D	900	794
Inventories...Note E	894	815
Prepaid expenses and other current assets	78	112

Total current assets	2,343	2,122

Investments	85	83
Goodwill...Note B	2,592	2,442
Property, plant and equipment, net...Note F	2,002	2,112
Other non-current assets...Note G	1,103	1,014

Total	$8,125	$7,773

Liabilities & shareholders’ equity
Current liabilities
Short-term debt...Note Q	$51	$69
Current maturities of long-term debt...Note Q	25	161
Accounts payable and accrued liabilities...Note H	1,943	1,744
Income taxes payable	61	62

Total current liabilities	2,080	2,036

Long-term debt, excluding current maturities...Note Q	3,796	3,709
Postretirement and pension liabilities...Note U	1,019	985
Other non-current liabilities...Note I	752	706
Minority interests	201	197
Commitments and contingent liabilities...Notes J and L

Shareholders’ equity
Preferred stock, authorized: 30,000,000; none issued...Note O
Common stock, par value: $5.00; authorized: 500,000,000...Note O
2004 - issued 185,751,452; 2003 - issued 185,751,452	929	929
Additional paid-in capital	1,699	1,699
Accumulated deficit	(1,164)	(1,215)
Accumulated other comprehensive loss...Note C	(1,087)	(1,170)
Treasury stock at par value (2004 - 20,191,894 shares; 2003 - 20,727,299 shares)	(100)	(103)

Total shareholders’ equity	277	140

Total	$8,125	$7,773

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the years ended	2004	2003	2002

Cash flows from operating activities
Net income/(loss)	$51	($32)	($1,205)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	308	326	375
Cumulative effect of a change in accounting			1,014
Loss/(gain) from translation and foreign exchange	(98)	(207)	27
Provision for asset impairments and loss/gain on sale of assets	47	73	247
Loss/(gain) from early extinguishments of debt	39	12	(28)
Deferred income taxes	12	6	(31)
Minority interests and equity earnings	28	56	16
Changes in assets and liabilities:
Receivables	(43)	85	161
Inventories	(37)	37	20
Accounts payable and accrued liabilities	128	(9)	3
Asbestos liabilities	(6)	(24)	(84)
Other, net	(25)	111	(100)

Net cash provided by operating activities	404	434	415

Cash flows from investing activities
Capital expenditures	(138)	(120)	(115)
Funding of restricted cash accounts...Note R		(344)
Withdrawals from restricted cash accounts...Note R		344
Proceeds from sale of businesses			661
Proceeds from sale of property, plant and equipment	39	35	45
Other, net	(8)	(15)

Net cash provided by/(used for) investing activities	(107)	(100)	591

Cash flows from financing activities
Proceeds from long-term debt	720	2,625	87
Payments of long-term debt	(873)	(1,109)	(264)
Net change in short-term debt	(24)	(1,673)	(924)
Debt issue costs	(31)	(141)
Net payment from termination of cross-currency swaps		(8)
Common stock issued	3	2	3
Dividends paid to minority interests, net of contributions	(41)	(24)	(30)

Net cash used for financing activities	(246)	(328)	(1,128)

Effect of exchange rate changes on cash and cash equivalents	19	32	29

Net change in cash and cash equivalents	70	38	(93)
Cash and cash equivalents at January 1	401	363	456

Cash and cash equivalents at December 31	$471	$401	$363

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(in millions, except share data)

	Comprehensive Income/(Loss)	Common Stock	Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance January 1, 2002		$780	$1,600	$22	($1,447)	($151)	$804

Net loss	($1,205)			(1,205)			(1,205)
Derivatives qualifying as hedges	6				6		6
Translation adjustments	211				211		211
Translation adjustments - disposition of foreign investments	(8)				(8)		(8)
Minimum pension liability adjustments, net of tax	(148)				(148)		(148)

Comprehensive loss	($1,144)

Stock issued in debt-for-equity exchanges:
33,386,880 common shares		122	83			45	250
Stock issued - benefit plans: 347,221 common shares			1			2	3
Stock repurchased: 6,082 common shares

Balance December 31, 2002		902	1,684	(1,183)	(1,386)	(104)	(87)

Net loss	($32)			(32)			(32)
Derivatives qualifying as hedges	1				1		1
Translation adjustments	203				203		203
Minimum pension liability adjustments, net of tax	10				10		10
Available for sale securities	2				2		2

Comprehensive income	$184

Stock issued in debt-for-equity exchanges:
5,386,809 common shares		27	14				41
Stock issued - benefit plans: 223,680 common shares			1			1	2
Stock repurchased: 16,411 common shares

Balance December 31, 2003		929	1,699	(1,215)	(1,170)	(103)	140

Net income	$51			51			51
Derivatives qualifying as hedges	7				7		7
Translation adjustments	107				107		107
Translation adjustments - disposition of foreign investments	29				29		29
Minimum pension liability adjustments, net of tax	(63)				(63)		(63)
Available for sale securities	3				3		3

Comprehensive income	$134

Stock issued - benefit plans: 546,626 common shares						3	3
Stock repurchased: 11,221 common shares

Balance December 31, 2004		$929	$1,699	($1,164)	($1,087)	($100)	$277

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company manufactures and sells metal containers, metal and plastic closures, crowns and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements were prepared in conformity with U.S. generally accepted accounting principles and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”) as defined in FASB Interpretation No. 46 (“FIN 46”). If an entity meets the criteria for VIE status, the Company consolidates that entity if the Company has the obligation to absorb more than 50% of the entity’s expected losses or receive more than 50% of the entity’s expected residual returns. If an entity does not meet the criteria for VIE status, the Company consolidates those in which it has control. Investments in joint ventures and other companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Investments in securities where the Company does not have the ability to exercise significant influence over operating and financial policies, and whose fair value is readily determinable such as those listed on a securities exchange, are referred to as “available for sale securities” and reported at their fair value with unrealized gains and losses reported in accumulated other comprehensive income in shareholders’ equity. Other investments are carried at cost.

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

Stock-Based Compensation. The Company has stock-based employee compensation plans that are currently comprised primarily of fixed stock options. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant above the amount an employee must pay to acquire the stock granted under the option. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” to stock options.

Crown Holdings, Inc.

	2004	2003	2002

Net income/(loss) as reported	$51	($32)	($1,205)
Deduct: Total stock-based employee compensation expense
determined under fair value based method	(9)	(11)	(11)

Pro forma net income/(loss)	$42	($43)	($1,216)

Earnings/(loss) per share:

Basic — as reported	$.31	($.19)	($8.38)

Diluted — as reported	$.30	($.19)	($8.38)

Basic — pro forma	$.25	($.26)	($8.46)

Diluted — pro forma	$.25	($.26)	($8.46)

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“FAS 123(R)”), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123(R) requires that the cost of share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant-date fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under FAS 123 will no longer be a future alternative to financial statement recognition. Under FAS 123(R) the Company must select an appropriate valuation model to calculate the fair value of its share-based payments, and a transition method for recognizing compensation expense under FAS 123(R). The transition methods provided in the standard include modified prospective and retrospective options. Under the modified prospective method, compensation expense for all unvested stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period, based on the estimated number of awards that are expected to vest. Under the first retrospective method, which is a variation of the modified prospective method, prior interim reporting periods within the year of adoption can be restated. Under the second retrospective method, the modified retrospective method, prior reporting periods back to the date of issuance of FAS 123 can be restated. The restatement of prior periods under the retrospective methods will be based on the amounts previously recognized in the pro forma disclosures required by the original provisions of FAS 123. The Company is currently evaluating the requirements of FAS 123(R) and will adopt the new standard at the beginning of the third quarter of 2005.

Cash and Cash Equivalents. Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost which approximates fair value because of the short maturity of those instruments. Outstanding checks in excess of funds on deposit are included in accounts payable. Restricted cash of $10 at December 31, 2004 and 2003 is included with prepaid expenses and other current assets, and other non-current assets, respectively, in the Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectibility, generally focusing on those accounts that are past due. The current year expense to adjust the allowance for doubtful accounts is recorded within cost of products sold in the consolidated statements of operations. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

Inventory Valuation. Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the last-in, first-out (“LIFO”) method. Non-U.S. inventories are principally determined under the average cost method.

Crown Holdings, Inc.

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

Goodwill is tested for impairment, at least annually. Potential impairment is identified by comparing the fair value of a reporting unit, using a combination of market values for comparable businesses and discounted cash flow projections, to its carrying value including goodwill. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. Goodwill is tested for impairment in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired.

Impairment or Disposal of Long-Lived Assets. In the event that facts and circumstances indicate that the carrying value of long-lived assets, primarily PP&E and certain identifiable intangible assets with finite lives, may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, then an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Long-lived assets classified as held for sale are presented in the balance sheet at the lower of their carrying value or fair value less cost to sell.

Derivatives and Hedging. The Company recognizes all outstanding derivative financial instruments in the balance sheet at their fair values. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported currently in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in shareholders’ equity as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified to earnings when the related hedged items impact earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings.

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

The Company formally documents all relationships between its hedging instruments and hedged items, as well as its risk management objective and strategy for establishing various hedge relationships. Cash flows from hedging instruments are classified in the Consolidated Statements of Cash Flows consistent with the items being hedged.

Crown Holdings, Inc.

Treasury Stock. Treasury stock is reported at par value. The excess of fair value over par value is first charged to paid in capital, if any, and then to retained earnings.

Research and Development. Net research, development and engineering expenditures of $47, $44 and $43 in 2004, 2003 and 2002, respectively, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications. Certain reclassifications of prior years’ data have been made to improve comparability.

Recently Adopted Accounting and Reporting Standards. During 2004, the Company adopted the following accounting and reporting standards:

•	FASB Interpretation No. 46 (revised 2003), (“FIN46(R)”, “Consolidation of Variable Interest Entities.”
•	SFAS No. 132 (revised 2003), (“FAS 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”
•	FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

In January 2003, the FASB issued FIN 46. In December 2003, the FASB issued FIN 46(R) to address certain implementation issues of the original interpretation. FIN 46(R) establishes criteria for determining whether an investment in a variable interest entity (“VIE”) should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46(R) required the immediate consolidation of specified VIEs created after January 31, 2003, if the circumstances warranted, and was effective for the Company at December 31, 2003. Consolidation of all other VIEs created before February 1, 2003, if warranted, was required in the first quarter of 2004. Adoption of FIN 46(R) had no impact on the Company’s results of operations or financial position.

In December 2003, the FASB issued FAS 132(R) which enhances the disclosure requirements for pension and other postretirement benefit plans, but does not change the measurement or recognition principles for those plans. The statement requires additional annual and interim disclosures about net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans as well as related assets, cash flows and obligations. At December 31, 2003, the Company provided the required annual disclosures in its financial statements. An additional annual disclosure of estimated future benefit payments, effective for the Company in 2004, has been included in Note U.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) and a non-taxable federal subsidy of certain prescription drug claims to sponsors of retiree health care benefit plans. In May 2004, the FASB issued FSP 106-2 which provides authoritative guidance on accounting for the federal subsidy as specified in the Act. FSP 106-2 was effective for the Company in the third quarter of 2004. The Company considers that the prescription drug benefits provided under its postretirement health care plans are at least actuarially equivalent to the prescription drug benefits offered under Medicare Part D and qualify for the subsidy under the Act. Therefore, the Company has retroactively applied FSP 106-2 to January 1, 2004 and, accordingly, reduced its obligation (accumulated projected benefit obligation) related to benefits attributed to past service by $60. For 2004 net periodic postretirement benefit cost, reported in cost of products sold, has been reduced by $9, including $5 for recognized actuarial losses and $4 for interest costs.

Crown Holdings, Inc.

B. Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and recognized a noncash, non-tax deductible impairment charge of $1,014 reported as the cumulative effect of a change in accounting. In evaluating and measuring any impairment charge, estimated fair values are calculated for each reporting unit within each reportable segment using a combination of market values for comparable businesses and discounted cash flow projections and compared to carrying values.

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2004 and 2003 were as follows:

	Americas	Europe	Total

Balance at January 1, 2003	$639	$1,630	$2,269
Impairment charge	(11)		(11)
Foreign currency translation and other	19	165	184

Balance at December 31, 2003	647	1,795	2,442
Foreign currency translation and other	9	141	150

Balance at December 31, 2004	$656	$1,936	$2,592

The 2003 goodwill impairment charge was recorded in an Americas plastics operation due to reduced profit projections.

Identifiable intangible assets other than goodwill are recorded in other noncurrent assets in the Consolidated Balance Sheets and, excluding minimum pension assets, are not material.

C. Accumulated Other Comprehensive Loss

As of December 31, accumulated other comprehensive loss consisted of the following:

	2004	2003

Minimum pension liability adjustments	($728)	($665)
Cumulative translation adjustments	(374)	(510)
Derivatives qualifying as hedges	10	3
Available for sale securities	5	2

	($1,087)	($1,170)

D. Receivables

	2004	2003

Accounts and notes receivable	$832	$748
Less: allowance for doubtful accounts	(42)	(56)

Net trade receivables	790	692
Miscellaneous receivables	110	102

	$900	$794

Following are the changes in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002.

	Balance at	Expense /			Balance at
	beginning of year	(income)	Write-offs	Translation	end of year

2002	$95	$20	($61)		$54
2003	54	1		$1	56
2004	56	(3)	(13)	2	42

Crown Holdings, Inc.

The Company utilizes receivable securitization facilities in the normal course of business as part of its management of cash flow activities. The facility outstanding during 2002 and most of 2003 provided for the accelerated receipt of cash up to $350 from the available pool of North American receivables. In December 2003, the facility expired and the Company entered into a new $225 North American facility. Under this facility the Company sells receivables, on a revolving basis, to a wholly-owned, bankruptcy-remote subsidiary. The subsidiary was formed for the sole purpose of buying and selling receivables generated by the Company and, in turn, sells undivided percentage ownership interests in the pool of purchased receivables to a syndicate of financial institutions. The Company continues to service these receivables for a fee but does not retain any interest in the receivables sold. The Company has relinquished control of the receivables and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheets. At December 31, 2004 and 2003 receivables securitized were $120 and $90, respectively. During 2004, 2003 and 2002, the Company recorded expenses related to the securitization facilities of $5, $11 and $10, respectively, as interest expense.

E. Inventories

	2004	2003

Finished goods	$307	$313
Work in process	111	99
Raw materials and supplies	476	403

	$894	$815

Approximately 20% and 22% of worldwide productive inventories at December 31, 2004 and 2003, respectively, were stated on the LIFO method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 2004 and 2003, total inventories would have been $43 and $34 higher, respectively.

F. Property, Plant and Equipment

	2004	2003

Buildings and improvements	$861	$813
Machinery and equipment	4,231	4,099

	5,092	4,912
Less: accumulated depreciation and amortization	(3,314)	(3,043)

	1,778	1,869
Land and improvements	166	180
Construction in progress	58	63

	$2,002	$2,112

G. Other Non-Current Assets

	2004	2003

Pension assets	$853	$777
Debt issue costs	126	133
Pension intangibles	24	27
Deferred taxes	30	25
Long-term notes and receivables	17	23
Other	53	29

	$1,103	$1,014

Crown Holdings, Inc.

H. Accounts Payable and Accrued Liabilities

	2004	2003

Trade accounts payable	$1,186	$955
Salaries, wages and other employee benefits	338	347
Accrued taxes, other than on income	115	101
Accrued interest	93	91
Asbestos liabilities	40	65
Restructuring	15	25
Deferred taxes	28	22
Other	128	138

	$1,943	$1,744

I. Other Non-Current Liabilities

	2004	2003

Deferred taxes	$342	$317
Asbestos liabilities	193	174
Postemployment benefits	47	45
Fair value of derivatives	25	30
Environmental	23	22
Other	122	118

	$752	$706

J. Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases, and the leased assets are included in PP&E. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. The amount of capital leases reported as capital assets, net of accumulated amortization, was $8 and $14 at December 31, 2004 and 2003, respectively.

Under long-term operating leases, minimum annual rentals are $60 in 2005, $50 in 2006, $35 in 2007, $24 in 2008, $19 in 2009 and $69 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $25 due under non-cancelable subleases. The present value of future minimum payments on capital leases is $3 with a current obligation of $1. Rental expense (net of sublease rental income of $5 in 2004) was $57 in 2004.

K. Provision for Asbestos

Crown Cork & Seal Company, Inc. (“Crown Cork”) is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork.

Prior to 1998, the amounts paid to asbestos claimants were covered by a fund made available to Crown Cork under a 1985 settlement with carriers insuring Crown Cork through 1976, when Crown Cork became self-insured. The fund was depleted in 1998 and the Company has no remaining coverage for asbestos-related costs.

In January 2005 and April 2004, the States of Ohio and Mississippi, respectively, enacted legislation that limits the asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new legislation, which applies to pending and future claims, caps asbestos-related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

Crown Holdings, Inc.

In June 2003, the State of Texas enacted legislation that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future claims and pending claims, caps asbestos–related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos–related claims than the total adjusted value of its predecessor’s assets. On October 31, 2003, Crown Cork received a favorable ruling on its motion for summary judgment in two asbestos–related cases pending against it in the district court of Harris County, Texas (in Re Asbestos Litigation No. 90-23333, District Court, Harris County, Texas); this ruling has been appealed. In addition, a favorable ruling for summary judgment in an asbestos case pending against it in the district court of Travis County, Texas (in Re Rosemarie Satterfield as Representative of the Estate of Jerrold Braley Deceased v. Crown Cork & Seal Company, Inc. District Court Travis County, 98th Judicial District Cause No. GN-203572) has been appealed. Although the Company believes that the rulings of the District Court are correct, there can be no assurance that the legislation will be upheld by the Texas courts on appeal or in other cases that may challenge the legislation.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos-related cases against Crown Cork in Philadelphia and remanded the cases to the Philadelphia Court of Common Pleas (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Court ruled that the new statute, as applied, violated the Pennsylvania Constitution because it retroactively extinguished the plaintiffs’ pre-existing and accrued causes of action. The Company believed that the ruling by the court was limited only to cases which were pending at the time the legislation was enacted and in November 2004, the Commonwealth of Pennsylvania enacted legislation amending the 2001 successor liability statute providing that the 2001 statute applies only to asbestos-related claims with respect to which the two-year statute of limitations for asbestos-related claims began to run after the new statute was enacted on December 17, 2001. On December 10, 2004, the Company filed a global motion for summary judgment in the Philadelphia Court of Common Pleas to dismiss all pending asbestos-related cases filed in the court after December 17, 2003 (In re: Asbestos-Litigation October term 1986, No. 001). The Company cautions, however, that the Company’s position regarding the limitation of the Pennsylvania Supreme Court ruling may not be upheld.

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

Crown Holdings, Inc.

During 2004, 2003 and 2002, respectively, Crown Cork (i) received 13,000, 36,000 and 36,000 new claims, (ii) settled or dismissed 14,000, 20,000 and 43,000 claims, and (iii) had 74,000, 75,000 and 59,000 claims outstanding at the end of the respective years. The outstanding claims at December 31, 2004 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not, in the aggregate, involve any liability material to the consolidated financial statements.

During 2004, 2003 and 2002, respectively, the Company (i) recorded pre-tax charges of $35, $44 and $30 to increase its accrual, (ii) made asbestos-related payments of $41, $68 and $114, (iii) settled claims totaling $30, $37 and $77, including amounts committed to be paid in future periods and (iv) had outstanding accruals of $233, $239 and $263 at the end of the year.

The Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims will range between $233 and $351. The accrual balance of $233 at the end of 2004 includes $113 for unasserted claims and $20 for committed settlements that will be paid in 2005.

Historically (1977-2004), Crown Cork estimates that approximately one-quarter of all asbestos-related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual and range of potential liability any amounts for settlements by persons alleging first exposure to asbestos after 1964.

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Texas, Mississippi, Ohio and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2014. The upper end of the Company’s estimated range of possible asbestos costs of $351 includes claims beyond that date.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. In addition, there can be no assurance regarding the validity or correctness of the Company’s assumptions or beliefs underlying its accrual and the estimated range of potential liability. Unfavorable court decisions or other adverse developments, may require the Company to substantially increase its accrual or change its estimate. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s results of operations, financial position and cash flow.

L. Commitments and Contingent Liabilities

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. The Company also has environmental issues at certain of its plants in the Americas and Europe. Actual expenditures for remediation were $1, $2 and $2 in 2004, 2003 and 2002, respectively. The Company’s balance sheet reflects estimated undiscounted remediation liabilities of $25 at December 31, 2004, including $2 as a current liability. The Company records an environmental liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The reserves at December 31, 2004 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserves and will not have a material effect on the Company’s consolidated results, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

Crown Holdings, Inc.

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

In 2003, Crown Cork amended the retiree medical benefits that it had been providing to approximately 10,000 retirees pursuant to a series of collective bargaining agreements between Crown Cork and certain unions. The amendments increased maximum coverage, required additional retiree contributions for medical and prescription drug costs and reduced other coverage benefits. Crown Cork is a party to litigation initiated in June 2003 in which the USWA and IAM unions and retirees claim that the retiree medical benefits were vested and that the amendments breached the applicable collective bargaining agreements in violation of ERISA and the Labor Management Relations Act. Crown Cork and the USWA parties have submitted their dispute to binding arbitration in Pittsburgh, Pennsylvania and litigation involving Crown Cork and the IAM parties is pending in federal district court in Nebraska. The Company believes that it had the right to make such amendments and intends to contest the matter vigorously. However, the ultimate outcome of these cases is uncertain and if they are decided adversely, the Company could be required to restore all or a portion of the retiree medical benefits to their pre-amendment levels which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.

The Company and its subsidiaries are also subject to various other lawsuits and claims with respect to labor, environmental, securities, vendor and other matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position or cash flow of the Company.

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. The Company’s basic raw materials for its products are steel, aluminum and resins, all of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for purchases of capital assets of approximately $21.

At December 31, 2004 the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $53. Several agreements outstanding at December 31, 2004 did not provide liability limits. At December 31, 2004, the Company had recorded liabilities of $2 covering these indemnification agreements. The Company also has guarantees of $36 related to the residual value of leased assets at December 31, 2004, and has recorded a liability of $8 related to these guarantees.

M. Restructuring

During 2004, the Company provided a pre-tax charge of $7 for restructuring costs. The charge included $6 in Europe and $1 in the Americas, primarily for severance costs for reductions in force.

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

Crown Holdings, Inc.

Balances remaining in the reserves at December 31, 2004 included provisions of $7 for current year actions and $8 for prior restructuring actions. The balance of the restructuring reserves were included in the Consolidated Balance Sheets within accounts payable and accrued liabilities. The Company expects to pay $12 of the $15 of remaining liabilities in 2005 and the remainder in 2006.

The components of the restructuring reserve and movements within these components during 2004 and 2003 were as follows:

	Termination Benefits	Other Exit Costs	Total

Balance as of January 1, 2003	$9	$5	$14
Provisions	20	(1)	19
Payments made	(7)	(3)	(10)
Foreign currency translation and other	1	1	2

Balance as of December 31, 2003	23	2	25
Provisions	7		7
Payments made	(17)	(1)	(18)
Foreign currency translation and other	1		1

Balance as of December 31, 2004	$14	$1	$15

N. Asset Impairments and Loss/Gain on Sale of Assets

During 2004, the Company recorded net pre-tax charges of $47 for asset impairments and asset sales, including charges of $29 to reclassify cumulative translation adjustments to earnings from the planned sale of three businesses in the Americas, and $14 to write-down the value of machinery and equipment in the plastics businesses in Europe due to reduced profits and projections. The remaining net charges of $4 were for the write-down of various assets, offset by gains on sales of surplus property.

During 2003, the Company recorded net pre-tax charges of $73 for asset impairments and asset sales, including charges of (i) $25 to write-down assets in Argentina due to the continuing impact of the local economy on the Company’s businesses, (ii) $11 for the impairment of goodwill in an Americas plastics operation due to reduced profit projections, (iii) $20 to write-down certain assets in the European specialty packaging businesses due to reduced profit projections, (iv) $7 to write-down surplus beverage end assets in the U.S. due to the expanded use of the Company’s SuperEnd™ technology, and (v) $11 to write-off redundant equipment in the U.S., primarily due to the consolidation of operations. These charges were partially offset by other pre-tax gains of $1, primarily from the sale of assets.

During 2002, the Company recorded net pre-tax charges of $247 for losses from divestitures of businesses, the sale of assets, and asset impairments outside of restructuring programs. During the fourth quarter of 2002, Constar International Inc. (“Constar”), the Company’s wholly-owned subsidiary, completed its initial public offering. The Company retained a 10.5% interest in Constar, received net proceeds of $460, and recorded a loss of $213 on the portion sold. The Company also completed the sales of its U.S. fragrance pumps business, its European pharmaceutical packaging business, its 15% shareholding in Crown Nampak (Pty) Ltd., and certain businesses in Central and East Africa. The Company received total proceeds of $201 and recorded total pre-tax losses of $26 on these divestitures. In addition to the business divestitures, the Company sold various other assets, primarily real estate, for total proceeds of $45 and a pre-tax gain of $11. The Company also recorded asset impairment charges of (i) $10 to write-off certain surplus assets in the U.S. due to the Company’s assessment that their carrying value would not be recovered based on current operating plans, (ii) $4 to write-down the assets of a U.S. operation the Company closed in 2003, (iii) $3 to write-down the value of surplus U.S. real estate the Company has for sale, and (iv) $2 to write-off the carrying value of other assets.

Crown Holdings, Inc.

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

Shares of common stock issued as compensation to non-employee directors were 46,937, 64,483 and 68,076 during 2004, 2003 and 2002, respectively.

The Company’s credit facility limits the payment of dividends and the repurchase of common stock, subject to certain permitted payments or repurchases and exceptions.

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

The Board of Directors has authorized the repurchase of up to $50 million of the Company’s outstanding common stock from time to time through December 31, 2006, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion. The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans, and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes.

In connection with the formation of Crown Holdings, Inc. as discussed in Note A, the Board of Directors adopted a Shareholders’ Rights Plan, as amended, and declared a dividend of one right for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company’s common stock. Each right then may be exercised to acquire one share of common stock at an exercise price of $200, subject to adjustment. Alternatively, under certain circumstances involving the acquisition by a person or group of 15% or more of the Company’s common stock, each right will entitle its holder to purchase a number of shares of the Company’s common stock having a market value of two times the exercise price of the right. In the event the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company’s common stock, each right will entitle its holder to purchase a number of the acquiring company’s common shares having a market value of two times the exercise price of the right. The rights may be redeemed by the Company at $.01 per right at any time until the tenth day following public announcement that a 15% position has been acquired. The rights expire on August 10, 2015.

Crown Holdings, Inc.

P. Stock-Based Compensation

As of December 31, 2004, the Company had five stock-based incentive compensation plans, 1990, 1994, 1997, 2001 and 2004. The plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”) and may be subject to the achievement of certain performance goals as determined by the Plan Committee so designated by the Company’s Board of Directors. There have been no issuances of deferred stock or SARs under any of the plans as of December 31, 2004. As of December 31, 2004, no further option grants were available under the 1990, 1994 and 1997 plans. Options granted under the 2001 plan are available through February 2006 and under the 2004 plan through April 2009. Options outstanding at December 31, 2004, included grants from all five plans discussed above.

Stock options granted during 2004 generally have a maximum term of ten years and vest over two years.

A summary of stock option activity is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at January 1	10,858,137	$16.91	12,887,807	$19.30	12,617,139	$22.11
Granted	5,432,500	8.65	45,000	7.09	1,820,000	5.33
Exercised	(500,899)	4.86	(161,100)	4.58	(279,750)	4.39
Canceled	(529,756)	29.34	(1,913,570)	33.79	(1,269,582)	30.48

Options outstanding at December 31	15,259,982	$13.93	10,858,137	$16.91	12,887,807	$19.30

Options exercisable at December 31	11,190,107	$15.82	9,182,793	$19.00	8,629,800	$25.43
Options available for grant at December 31	1,672,125		1,455,875		1,361,375

The following table summarizes outstanding and exercisable options at December 31, 2004:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.25	2,812,689	6.3	$4.25	2,811,439	$4.25
$4.31 to $5.30	1,777,530	7.1	5.30	1,775,530	5.30
$5.49 to $8.38	1,619,500	5.4	7.47	1,554,500	7.44
$8.60	3,928,875	9.3	8.60	974,250	8.60
$8.75 to $19.81	2,135,763	7.7	12.72	1,088,763	16.46
$22.25 to $54.375	2,985,625	2.7	39.45	2,985,625	39.45

	15,259,982	6.6	$13.91	11,190,107	$15.82

The fair value of each stock option on the date of the grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk-free interest rate	3.2%	3.0%	2.4%
Expected life of option (years)	4.2	4.4	4.0
Expected stock price volatility	61.8%	76.8%	74.5%
Expected dividend yield	0.0%	0.0%	0.0%

Crown Holdings, Inc.

The weighted average grant-date fair values for options granted during 2004, 2003 and 2002 were $4.46, $4.04 and $2.98, respectively.

Q. Debt

	2004	2003

Short-term debt (1)
U.S. dollar bank loans/overdrafts	$6	$19
Other currency bank loans/overdrafts	45	50

Total short-term debt	$51	$69

Long-term debt
Credit facility borrowings: (2)
U.S. dollar
Other currencies
Senior notes and debentures:
Euro (€107) 6.00% due in 2004		$135
U.S. dollar 8.38% due 2005		61
U.S. dollar 7.00% due 2006 (3)	$235	269
U.S. dollar 8.00% due 2023	200	200
U.S. dollar 7.38% due 2026	350	350
U.S. dollar 7.50% due 2096	150	150
Senior secured notes:
U.S. dollar 9.50% second priority due 2011 (4)	1,085	1,085
Euro (€285) 10.25% second priority due 2011	386	358
Euro (€460) 6.25% first priority due 2011	623
U.S. dollar 10.88% third priority due 2013	725	725
First priority term loans:
U.S. dollar at LIBOR plus 3.00%		428
Euro (€48) at LIBOR plus 4.25%		60
Other indebtedness in various currencies:
Fixed rate with rates from 1.0% to 5.0% due 2005 through 2015	6	5
Variable rate with average rates in 2004 from 2.8% to 15.5% due 2005 through 2009	88	72
Capital lease obligations in various currencies	3	8
Unamortized discounts and fair value adjustments (4)	(30)	(36)

Total long-term debt	3,821	3,870

Less: current maturities	(25)	(161)

Total long-term debt, less current maturities	$3,796	$3,709

(1)	The weighted average interest rates for bank loans and overdrafts outstanding during 2004, 2003 and 2002 were 4.3%, 3.6% and 4.8%, respectively.
(2)	The $400 revolving credit facility is due in 2010 and bears interest at LIBOR plus 2.75%. There were no outstanding borrowings at December 31, 2004 under the facility, or at December 31, 2003 under the previous facility. The weighted average rates for the credit facilities were 5.0% in 2004 and 5.8% in 2003.
(3)	A wholly-owned finance subsidiary in the United Kingdom has outstanding revolving public debt securities that are fully and unconditionally guaranteed by the Company on a joint and several basis.
(4)	The $1,085 due in 2011 excludes reductions of $25 and $30 at December 31, 2004 and 2003, respectively, for FAS 133 fair value adjustments related to interest rate swaps as described under “Fair Value Hedges” in Note S. The reductions are included within “unamortized discounts and fair value adjustments.”

Crown Holdings, Inc.

Aggregate maturities of long-term debt for the five years subsequent to 2004, excluding unamortized discounts and fair value adjustments, are $25, $263, $27, $9 and $5, respectively. Cash payments for interest during 2004, 2003 and 2002 were $330, $294 and 333, respectively (including amounts capitalized of $1 in 2003).

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $4,193 at December 31, 2004.

During 2004 and 2003, the Company recorded pre-tax unrealized foreign exchange gains of $98 and $201, respectively, related to currency exposure on U.S. dollar debt issued by its European subsidiaries as described in Note R. The gains are included in translation and exchange adjustments in the Consolidated Statements of Operations.

R. Debt Refinancings and Early Extinguishments

In December 2004, the Company purchased $33 aggregate principal of its 7.00% senior notes due December 2006 at a premium of 5.0% to principal. Also in December 2004, the Company retired the $40 remaining aggregate principal amount of its outstanding 8.38% senior notes due January 2005. In March 2004, the Company purchased $21 aggregate principal of its 8.38% senior notes due January 2005 at a premium of 4.5% to principal and €85 aggregate principal of its 6.00% notes due 2004 at a premium of 3.0% to principal. The Company recognized total charges of $6 in connection with these early extinguishments of debt.

In September 2004, the Company sold €350 of 6.25% first priority senior secured notes due in 2011 and entered into a new $625 senior secured credit facility. The new facility included a $400 revolving credit facility due in 2010, a $100 standby letter of credit facility due in 2010 and a $125 term loan facility due in 2011. In October 2004, the Company completed an add-on issuance of €110 of 6.25% first priority senior secured notes due in 2011, bringing the total of the issue to €460. The €350 of proceeds from the first issuance combined with the new $625 senior secured credit facility were used to refinance the existing credit and term loan facilities entered into in February, 2003, and to pay fees and expenses associated with the refinancing. The €110 of proceeds from the second issuance were used to repay the $125 term loan from September 2004 and to pay expenses associated with the issuance. Interest accrues at LIBOR plus 2.75% on the $100 committed under the standby letter of credit facility and there were $78 of outstanding letters of credit at December 31, 2004. In connection with the September 2004 refinancing, the Company recorded a charge of $33, as a loss from the early extinguishments of debt, to write-off unamortized fees from its previous credit facility.

In February 2003, the Company completed a refinancing and formed Crown Holdings, Inc. (“Crown” or “the Company”) as a new public holding company. The formation of Crown Holdings, Inc is more fully described in Note O. The proceeds from the refinancing consisted of the sale of $1,085 of 9.5% second priority senior secured notes due in 2011, €285 of 10.25% second priority senior secured notes due in 2011, $725 of 10.875% third priority senior secured notes due in 2013, $504 of first priority term loans due in 2008 and a $550 first priority revolving credit facility due in 2006. The proceeds of $2,620 from the senior secured notes and term loans, and $198 of borrowings under the $550 credit facility, were used to repay the existing credit facility, to repurchase certain of the Company’s outstanding unsecured notes prior to maturity, and to pay fees and expenses associated with the refinancing. The remaining proceeds of $344 were initially placed in restricted cash accounts and were subsequently used to repay other existing unsecured notes, including $149 prior to maturity. The Company also repurchased $86 of other unsecured notes prior to maturity. In connection with the repurchases, exchanges of debt for equity as described in Note O, and the write-off of unamortized financing fees and expenses from its previous credit facility, the Company recognized a loss of $12 from the early extinguishments of debt. During 2002, the Company recognized a gain of $28 on the exchanges of debt for equity as described in Note O.

The secured notes issued in 2003 and 2004 are senior obligations of Crown European Holdings (“CEH”), an indirect wholly-owned subsidiary, and are guaranteed on a senior basis by Crown, Crown Cork & Seal Company, Inc. (“Crown Cork”), substantially all other U.S. subsidiaries, and certain subsidiaries in the U.K., Canada, France, Germany, Mexico, Switzerland and Belgium. The holders of the notes have first, second and third priority liens on assets of certain of the guarantor subsidiaries and the stock of Crown Cork. CEH may redeem all or some of the first priority secured notes at any time, the second priority secured notes at any time prior to March 2007, and the third priority secured notes at any time prior to March 2008, by paying a make-whole premium. Thereafter, CEH may redeem some or all of the second and third priority secured notes at redemption prices initially representing a premium to principal equal to one-half of the

Crown Holdings, Inc.

applicable interest rate on the notes, declining annually thereafter. At any time prior to September 2007 for the first priority secured notes, and March 2006 for the second and third priority notes, CEH may redeem up to 35% of each of the secured notes with the net cash proceeds of certain equity offerings of capital stock of Crown that are used to capitalize CEH. CEH is also required to make an offer to purchase the secured notes upon the occurrence of certain change of control transactions or asset sales. The note indentures contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.

The credit facility entered into in September 2004 also provides for a term loan, at the request of the Company, in an amount to be determined based on the Company’s leverage ratio and credit rating. The credit facility also contains financial covenants including a fixed charge coverage ratio, a net leverage ratio, and a first lien leverage ratio.

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

Prior to 2003, the Company had designated two cross-currency swaps as hedges of long-term U.S. dollar debt in the U.K. The swaps effectively converted fixed rate U.S. dollar debt into fixed rate sterling debt. In 2003, the Company terminated one swap with a notional value of $200 and a maturity of December 2003 and received its then fair value of $13. In September 2003, the Company terminated the remaining swap with a notional value of $300 and a maturity of December 2006, received $14 and recognized a loss of $5 as a loss on sale of assets.

The Company has designated foreign exchange swaps and forwards and commodity forwards as cash flow hedges of anticipated foreign exchange and commodity transactions. Contracts outstanding at December 31, 2004 mature between one and twenty-four months. At December 31, 2004 and 2003, the fair values of these contracts were not material and were reported in current assets and current liabilities consistent with the classification of the hedged items.

The changes in accumulated other comprehensive loss associated with cash flow hedging activities during 2004 and 2003 were as follows:

	2004	2003

Balance at January 1	$3	$2
Current period changes in fair value, net of tax	3	(5)
Reclassifications to earnings, net of tax	4	6

Balance at December 31	$10	$3

Crown Holdings, Inc.

During the next twelve months ending December 31, 2005, income of approximately $10 is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. No amounts were reclassified to earnings during 2004 in connection with forecasted transactions that were no longer considered probable.

Fair Value Hedges. The Company designates certain derivative financial instruments as fair value hedges of recognized assets, liabilities, and unrecognized firm commitments. Amounts excluded from the assessment and measurement of hedge effectiveness were reported in earnings and amounted to less than $1 before income taxes in each of the last three years.

During 2003, the Company entered into three interest rate swaps with a combined notional value of $800. During 2004, the Company entered into an additional interest rate swap with a notional value of $100. The swaps effectively convert 9.5% fixed rate debt into variable rate debt at LIBOR plus 5.46%. The swaps are accounted for as fair value hedges of the second priority U.S. dollar notes due in 2011. At December 31, 2004 and 2003, the combined fair value of the swaps was $25 and $30, respectively, and was reported within other non-current liabilities. The offset to these liabilities was a reduction in long-term debt.

Prior to 2003, the Company had designated a cross-currency swap as a hedge of long-term U.S. dollar debt in France. The swap effectively converted fixed rate U.S. dollar debt with a notional value of $200 and a maturity of December 2003 into variable rate euro debt. In September 2003, the Company terminated the swap and paid its then fair value of $35.

The Company designates certain foreign currency forward exchange contracts as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and intercompany debt, and unrecognized foreign-denominated firm commitments. At December 31, 2004 and 2003, the fair values of these contracts were not material and were reported in current assets or current liabilities consistent with the classification of the hedged items. There was no impact on earnings in any of the last three years from a hedged firm commitment that no longer qualified as a fair value hedge.

T. Earnings Per Share (“EPS”)

The following table summarizes the basic and diluted earnings per share computations for 2004, 2003 and 2002. Basic EPS excludes all potentially dilutive securities and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise of stock options in periods when they are not anti-dilutive; otherwise, it is the same as basic EPS.

	2004	2003	2002

Income/(loss) before cumulative effect of a change in accounting	$51	($32)	($191)
Cumulative effect of a change in accounting			(1,014)

Net income/(loss)	$51	($32)	($1,205)

Weighted average shares outstanding:
Basic	165.3	164.7	143.8
Dilutive effect of employee stock options	3.5

Diluted	168.8	164.7	143.8

Basic earnings/(loss) per share:
Before cumulative effect of a change in accounting	$.31	($.19)	($1.33)
Cumulative effect of a change in accounting			(7.05)

Net income/(loss)	$.31	($.19)	($8.38)

Diluted earnings/(loss) per share:
Before cumulative effect of a change in accounting	$.30	($.19)	($1.33)
Cumulative effect of a change in accounting			(7.05)

Net income/(loss)	$.30	($.19)	($8.38)

Crown Holdings, Inc.

Potentially dilutive common stock equivalents resulting from the assumed exercise of dilutive stock options of 1.3 million in 2003 and 1.2 million in 2002, were excluded because they would have been anti-dilutive due to the net losses. In addition, common shares contingently issuable upon the exercise of outstanding stock options of 3.9 million in 2004, 6.2 million in 2003 and 8.0 million in 2002, had exercise prices above the average market price for the related periods and were also excluded.

U. Pensions and Other Retirement Benefits

Pensions. The Company sponsors various pension plans covering certain U.S. and non-U.S. employees, and certain other employees, and participates in certain multi-employer pension plans. The benefits under the Company plans are based primarily on years of service and either the employees’ remuneration near retirement, or a fixed dollar multiple. Contributions to multi-employer plans in which the Company and its subsidiaries participate are determined in accordance with the provisions of negotiated labor contracts or applicable local regulations.

A measurement date of December 31 was used for all plans presented below.

The 2004, 2003 and 2002 components of pension expense/(income) were as follows:

U.S.	2004	2003	2002

Service cost	$8	$8	$9
Interest cost	81	77	85
Expected return on plan assets	(73)	(64)	(76)
Recognized actuarial loss	61	51	37
Recognized prior service cost	2	2	2

Total pension expense	$79	$74	$57

Non-U.S.	2004	2003	2002

Service cost	$31	$26	$25
Interest cost	163	139	125
Expected return on plan assets	(217)	(179)	(192)
Recognized actuarial loss	47	40	19
Recognized prior service cost	(6)	(6)	(7)
Cost attributable to settlements	3	3

Total pension expense/(income)	$21	$23	($30)

Additional pension expense of $4 was recognized in each of the last three years for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,402, $1,369 and $952, respectively, as of December 31, 2004, and $1,279, $1,248 and $830, respectively, as of December 31, 2003.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $366, $333 and $164, respectively, as of December 31, 2004 and $311, $277 and $136, respectively, as of December 31, 2003.

Crown Holdings, Inc.

	U.S. Plans		Non-U.S. Plans

Projected Benefit Obligations	2004	2003	2004	2003

Benefit obligations at January 1	$1,279	$1,212	$2,474	$2,060
Service cost	8	8	31	26
Interest cost	81	77	163	139
Plan participants’ contributions	1	1	9	8
Amendments				2
Settlements			1
Actuarial (gain)/loss	151	99	76	100
Benefits paid	(118)	(118)	(141)	(119)
Foreign currency exchange rate changes			195	258

Benefit obligations at December 31	$1,402	$1,279	$2,808	$2,474

Accumulated benefit obligations at December 31	$1,369	$1,248	$2,619	$2,297

	U.S. Plans		Non-U.S. Plans

Plan Assets	2004	2003	2004	2003

Fair value of plan assets at January 1	$830	$736	$2,521	$2,096
Actual return on plan assets	114	126	252	249
Employer contributions	125	85	46	37
Plan participants’ contributions	1	1	9	8
Benefits paid	(118)	(118)	(141)	(119)
Foreign currency exchange rate changes			198	250

Fair value of plan assets at December 31	$952	$830	$2,885	$2,521

Plan assets in excess of /(less than) benefit obligation	($450)	($449)	$77	$47
Unrecognized actuarial loss	810	761	717	676
Unrecognized prior service cost	13	15	(43)	(48)

Net amount recognized	$373	$327	$751	$675

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost			$853	$777
Accrued benefit liability	($419)	($420)	(219)	(194)
Intangible asset	13	16	11	11
Accumulated other comprehensive income	779	731	106	81

Net amount recognized	$373	$327	$751	$675

For U.S. plans, additional minimum pension liabilities of $792 and $747 were recognized at December 31, 2004 and 2003, respectively. For non-U.S. plans, additional minimum pension liabilities of $117 and $92 were recognized at December 31, 2004 and 2003, respectively.

The expected future benefit payments as of December 31, 2004 were:

	U.S. Plans	Non-U.S. Plans

2005	$119	$145
2006	115	149
2007	114	155
2008	113	161
2009	111	168
2010 - 2014	531	917

Crown Holdings, Inc.

Additional information concerning the plan assets is presented below.

	U.S. Plan Assets			Non-U.S. Plan Assets

	Weighted Average			Weighted Average

	2005	December 31,		2005	December 31,

Plan assets	Target Allocation	2004	2003	Target Allocation	2004	2003

Equity securities	70%	69%	58%	25%	25%	27%
Debt securities	12%	10%	16%	57%	58%	56%
Real estate	3%	2%	3%	8%	9%	9%
Other	15%	19%	23%	10%	8%	8%

	100%	100%	100%	100%	100%	100%

Plan assets included $84 and $55 of the Company’s common stock at December 31, 2004 and 2003, respectively.

The non-U.S. plan asset percentages are those of the U.K. plan, which is the primary non-U.S. plan with assets. The “other” caption of plan assets includes alternate investments such as private equities, hedge funds and venture capital limited partnerships.

Estimated 2005 employer contributions are $88 for the U.S. plans and $46 for the non-U.S. plans.

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

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31, were:

U.S.	2004	2003	2002

Discount rate	5.8%	6.3%	6.8%
Compensation increase	3.0%	3.0%	3.0%

Non-U.S.	2004	2003	2002

Discount rate	6.3%	6.7%	6.9%
Compensation increase	4.3%	4.3%	4.4%

The weighted average actuarial assumptions used to calculate pension expense/income for each year were:

U.S.	2004	2003	2002

Discount rate	6.3%	6.8%	7.3%
Compensation increase	3.0%	3.0%	3.5%
Long-term rate of return	9.0%	9.0%	9.5%

Non-U.S.	2004	2003	2002

Discount rate	6.7%	6.9%	6.5%
Compensation increase	4.3%	4.4%	4.4%
Long-term rate of return	8.5%	8.5%	9.2%

Crown Holdings, Inc.

The expected long-term rates of return are determined at each measurement date based on a review of the actual plan assets, the target allocation, and the historical returns of the capital markets, adjusted for current interest rates as appropriate. The rates for 2005 will be the same as 2004.

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

The components of the net postretirement benefits cost were as follows:

	2004	2003	2002

Service cost	$3	$3	$3
Interest cost	39	45	47
Recognized prior service cost	(12)	(6)	(1)
Recognized actuarial loss	14	10	4

Total postretirement benefit cost	$44	$52	$53

The following provides the components of the changes in the benefit obligations, and reconciles the obligations to the amounts recognized:

	2004	2003

Benefit obligations at January 1	$653	$722
Service cost	3	3
Interest cost	39	45
Amendments		(103)
Actuarial loss	33	36
Benefits paid	(48)	(59)
Foreign currency exchange rate changes	5	9

Benefit obligations at December 31	685	653
Unrecognized actuarial loss	(224)	(203)
Unrecognized prior service cost	99	109

Net amount recognized	$560	$559

The U.S. plans were amended in 2003 to, among other things, require additional retiree contributions for medical and prescription drug costs. As described in Note L, the validity of the amendments is being litigated. The Company believes that it had the right to make such amendments and intends to contest the matter vigorously. However, the ultimate outcome of the litigation is uncertain and if the litigation is decided adversely, the Company could be required to restore all or a portion of the retiree medical benefits to their pre–amendment levels.

The expected future benefit payments are $53 in 2005, $49 in 2006, $50 in 2007, $51 in 2008, $51 in 2009, and $248 in 2010 through 2014.

The health care accumulated postretirement benefit obligations were determined at December 31, 2004 and 2003 using health care trends of 9.0% and 9.1% decreasing to 5.0% over six years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligations by $65 and the total of service and interest cost by $4. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligations by $55 and the total of service and interest cost by $4.

The weighted average actuarial assumptions used to calculate the benefit obligations and cost are the same as those used for the pension plans as presented above.

Crown Holdings, Inc.

Employee Savings Plan. The Company sponsors Savings Investment Plans which cover substantially all domestic salaried employees who are 21 years of age. The Company matches up to 3% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price toward the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2004 and 2003 were 87,960 and 144,625, respectively, and the Company’s contributions were less than $1 in both years.

V. Income Taxes

Pre-tax income/(loss) for the years ended December 31 was taxed under the following jurisdictions:

	2004	2003	2002

U.S.	($94)	($227)	($324)
Foreign	255	346	179

	$161	$119	($145)

The provision/(benefit) for income taxes consisted of the following:

Current tax:

U.S. federal	($4)	$4	($13)
State and foreign	74	85	74

	70	89	61

Deferred tax:

U.S. federal			(26)
State and foreign	12	6	(5)

	12	6	(31)

Total	$82	$95	$30

During 2002, the Company recorded a receivable for U.S. tax losses that were used in 2003 to recover $13 of U.S. federal taxes paid in prior years. Also during 2002, the Company used prior year tax losses to recover $24 of U.S. federal taxes paid in prior years. As of December 31, 2004, there were no additional recoveries available to the Company for U.S. federal taxes paid in prior years.

The Company has a full valuation allowance against its U.S. tax assets, including those related to minimum pension liability adjustments. In the event that the U.S. minimum pension liability is substantially eliminated in future periods, the Company will recognize an income tax benefit of $122.

The provision for income taxes differed from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2004	2003	2002

U.S. statutory rate at 35%	$56	$42	($51)
Sale of businesses		40	119
Valuation allowance	(4)	24	(30)
Impairment losses	10	4
Tax on foreign income	(5)	(21)	(15)
Withholding taxes	8	5	4
Other items, net	17	1	3

Income tax provision	$82	$95	$30

Crown Holdings, Inc.

The impairment losses caption for 2004 includes the tax effect of the non-deductible charge of $29 for the write-off of cumulative translation adjustments as discussed in Note N. The other items caption for 2004 primarily includes charges of $18 for tax contingencies and a charge of $6 due to a 2004 change in the French capital gains tax rules, partially offset by other net credits of $7, including adjustments for federal, state and foreign refunds and credits due.

The sale of businesses caption in 2003 includes the U.S. tax charge on a gain from an intercompany sale of a subsidiary by the U.S. tax group. The offset to this item is included in the valuation allowance caption as the U.S. tax loss carryforwards are covered by a full valuation allowance. The pre-tax effect of the sale was eliminated in consolidation.

The valuation allowance caption for 2003 primarily includes losses in the U.S. and Argentina for which the Company recorded no tax benefit. The loss in Argentina was primarily due to the asset impairment charge described in Note N. The impairment loss caption in 2003 includes the effect of the non-deductible goodwill impairment charge described in Note N.

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

The Company paid taxes, net of refunds, of $74, $50 and $22 in 2004, 2003 and 2002, respectively.

The components of deferred taxes at December 31 were:

	2004	2003

Depreciation	($209)	($248)
Tax loss and credit carryforwards	364	369
Postretirement and postemployment benefits	211	201
Pensions	(88)	(77)
Asbestos	82	84
Inventories	(22)	(14)
Accruals and other	16	50
Valuation allowances	(679)	(663)

Net liability	($325)	($298)

Prepaid expenses and other current assets included $15 and $16 of deferred tax assets at December 31, 2004 and 2003, respectively.

Tax loss and credit carryforwards expire as follows: 2005 - $2; 2006 - $23; 2007 - $3; 2008 - $2; 2009 - $10; thereafter - $221; unlimited - $103. The majority of those expiring after 2009 relate to $205 of U.S. tax loss carryforwards that expire from 2018 to 2024. The unlimited carryforwards primarily include tax losses and credits in Europe.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $161 as of December 31, 2004. Management has no plans to distribute such earnings in the foreseeable future.

Crown Holdings, Inc.

W. Segment Information

The Company is organized on the basis of geographic regions with three reportable operating segments: Americas, Europe and Asia-Pacific. The Americas includes the United States, Canada, Mexico and South and Central America. Europe includes Europe, Africa and the Middle East. Asia-Pacific includes China and Southeast Asia. Although the economic environments within each of these reportable segments are diverse, they are similar in the nature of their products, the production processes, the types or classes of customers for products and the methods used to distribute products. Asia-Pacific, although below reportable segment thresholds, has been designated as a reportable segment because considerable review is made of this region for the allocation of resources. Each segment is an operating division within the Company with a President who reports directly to the Chief Executive Officer of the Company. “Corporate” includes Corporate Technology and headquarters costs.

The Company evaluates performance and allocates resources based on segment income. Segment income is defined by the Company as net sales less cost of products sold, depreciation and amortization, selling and administrative expense and provision for restructuring. The accounting policies for each reportable segment are the same as those described in Note A.

The tables below present information about operating segments for the years ended December 31, 2004, 2003 and 2002:

	December 31, 2004

	Americas	Europe	Asia-Pacific	Corporate	Total
External sales	$2,858	$3,962	$379		$7,199
Depreciation and amortization	108	177	17	$6	308
Provision for restructuring	1	6			7
Segment income/(loss)	188	386	62	(99)	537
Capital expenditures	57	73	5	3	138
Equity investments	30	45		10	85
Deferred tax assets	4	34	7		45
Segment assets	1,920	5,615	384	206	8,125

	December 31, 2003

	Americas	Europe	Asia-Pacific	Corporate	Total
External sales	$2,715	$3,559	$356		$6,630
Depreciation and amortization	115	185	19	$7	326
Provision for restructuring	5	14			19
Segment income/(loss)	135	310	53	(89)	409
Capital expenditures	50	60	4	6	120
Equity investments	34	42		7	83
Deferred tax assets	5	28	8		41
Segment assets	1,947	5,269	326	231	7,773

	December 31, 2002

	Americas	Europe	Asia-Pacific	Corporate	Total
External sales	$3,227	$3,235	$330		$6,792
Depreciation and amortization	165	182	20	$8	375
Provision for restructuring	(1)	13	7		19
Segment income/(loss)	220	301	30	(89)	462
Capital expenditures	46	66	2	1	115
Equity investments	40	41		30	111
Deferred tax assets	5	116	8		129
Segment assets	2,144	4,832	321	208	7,505

Crown Holdings, Inc.

A reconciliation of segment income to consolidated income/(loss) before income taxes, minority interests, equity earnings and cumulative effect of a change in accounting for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002

Segment income	$537	$409	$462
Interest expense	361	379	342
Interest income	(8)	(11)	(11)
Provision for asset impairments and loss on sale of assets	47	73	247
Provision for asbestos	35	44	30
Loss/(gain) from early extinguishments of debt	39	12	(28)
Translation and exchange adjustments	(98)	(207)	27

Income/(loss) before income taxes, minority interest, equity interests and cumulative effect of a change in accounting	$161	$119	($145)

For the years ended December 31, 2004, 2003 and 2002, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Sales by major product were:

	2004	2003		2002

Metal beverage cans and ends	$2,634	$2,431		$2,309
Metal food cans and ends	2,324	2,110		1,944
Other metal packaging	1,269	1,184		1,113
Plastics packaging	907	840	*	1,367
Other products	65	65		59

Consolidated net sales	$7,199	$6,630		$6,792

Sales and long-lived assets for the major countries in which the Company operates were:

	Net Sales				Long-lived Assets

	2004	2003		2002	2004	2003	2002

United States	$2,116	$2,013	*	$2,528	$529	$574	$657
United Kingdom	916	839		842	311	322	340
France	792	743		652	187	213	204
Other	3,375	3,035		2,770	975	1,003	1,011

Consolidated total	$7,199	$6,630		$6,792	$2,002	$2,112	$2,212

*	The decline in sales for 2003 was primarily due to the initial public offering of Constar in November 2002 and the resulting deconsolidation.

Crown Holdings, Inc.

X. Condensed Combining Financial Information

In connection with the Company’s refinancing as discussed in Note R, Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, issued senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantor information includes substantially all subsidiaries in the United States, the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002, and
•	balance sheets as of December 31, 2004 and 2003

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,930	$2,269		$7,199

Cost of products sold, excluding depreciation and amortization		($21)	4,178	1,827		5,984
Depreciation and amortization			214	94		308

Gross profit		21	538	348		907

Selling and administrative expense		(1)	281	83		363
Provision for asbestos			35			35
Provision for restructuring			7			7
Provision for asset impairments and loss/gain on sale of assets			43	4		47
Loss from early extinguishments of debt		9	30			39
Net interest expense		117	235	1		353
Technology royalty			(29)	29
Translation and exchange adjustments		(37)	(42)	(19)		(98)

Income/(loss) before income taxes, minority interests and equity earnings		(67)	(22)	250		161
Provision for income taxes			22	60		82
Equity earnings	$51	239	93		($383)

Income before minority interests and equity earnings	51	172	49	190	(383)	79
Minority interests and equity earnings			2	(30)		(28)

Net income	$51	$172	$51	$160	($383)	$51

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,630	$2,000		$6,630

Cost of products sold, excluding depreciation an amortization		($15)	3,946	1,608		5,539
Depreciation and amortization			227	99		326

Gross profit		15	457	293		765

Selling and administrative expense			267	70		337
Provision for asbestos			44			44
Provision for restructuring			17	2		19
Provision for asset impairments and loss/gain on sale of assets		71	70	30	($98)	73
Loss from early extinguishments of debt			12			12
Net interest expense		102	278	(12)		368
Technology royalty			(25)	25
Translation and exchange adjustments		(63)	(103)	(41)		(207)

Income/(loss) before income taxes, minority interests and equity earnings		(95)	(103)	219	98	119
Provision for income taxes			29	66		95
Equity earnings/(loss)	($32)	249	124		(341)

Income/(loss) before minority interests and equity earnings	(32)	154	(8)	153	(243)	24
Minority interests and equity earnings			(24)	(32)		(56)

Net income/(loss)	($32)	$154	($32)	$121	($243)	($32)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,971	$1,821		$6,792

Cost of products sold, excluding depreciation an amortization		($11)	4,139	1,491		5,619
Depreciation and amortization			274	101		375

Gross profit		11	558	229		798

Selling and administrative expense		(1)	253	65		317
Provision for asbestos			30			30
Provision for restructuring			10	9		19
Provision for asset impairments and loss/gain on sale of assets		32	223	8	($16)	247
Gain from early extinguishments of debt			(28)			(28)
Net interest expense		19	315	(3)		331
Technology royalty			(22)	22
Translation and exchange adjustments			2	25		27

Income/(loss) before income taxes, minority interests, equity earnings and cumulative effect of a change in accounting		(39)	(225)	103	16	(145)
Provision for income taxes			1	29		30
Equity earnings/(loss)	($191)	106	35		50

Income/(loss) before minority interests, equity earnings and cumulative effect of a change in accounting	(191)	67	(191)	74	66	(175)
Minority interests and equity earnings				(16)		(16)
Cumulative effect of a change in accounting, net of tax	(1,014)	(894)	(1,014)	(231)	2,139	(1,014)

Net loss	($1,205)	($827)	($1,205)	($173)	$2,205	($1,205)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$1	$168	$302		$471
Receivables, net		6	362	532		900
Intercompany receivables		1	53	37	($91)
Inventories			556	338		894
Prepaid expenses and other current assets			59	19		78

Total current assets		8	1,198	1,228	(91)	2,343

Intercompany debt receivables	$22	2,648	1,378	898	(4,946)
Investments			75	10		85
Investments in subsidiaries	272	3,254	17		(3,543)
Goodwill		1	1,931	660		2,592
Property, plant and equipment, net			1,329	673		2,002
Other non-current assets		84	978	41		1,103

Total	$294	$5,995	$6,906	$3,510	($8,580)	$8,125

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$10	$41		$51
Current maturities of long-term debt			2	23		25
Accounts payable and accrued liabilities	$17	$94	1,237	595		1,943
Intercompany payables			37	54	($91)
Income taxes payable			37	24		61

Total current liabilities	17	94	1,323	737	(91)	2,080

Long-term debt, excluding current maturities		2,794	935	67		3,796
Long-term intercompany debt		1,419	2,786	741	(4,946)
Postretirement and pension liabilities			1,003	16		1,019
Other non-current liabilities		25	587	140		752
Minority interests				201		201
Commitments and contingent liabilities

Shareholders’ equity	277	1,663	272	1,608	(3,543)	277

Total	$294	$5,995	$6,906	$3,510	($8,580)	$8,125

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$5	$118	$278		$401
Receivables, net		12	299	483		794
Intercompany receivables			38	28	($66)
Inventories			515	300		815
Prepaid expenses and other current assets			78	34		112

Total current assets		17	1,048	1,123	(66)	2,122

Intercompany debt receivables	$8	2,452	1,448	1,141	(5,049)
Investments			66	17		83
Investments in subsidiaries	138	3,393	312		(3,843)
Goodwill			1,831	611		2,442
Property, plant and equipment, net			1,419	693		2,112
Other non-current assets		85	898	31		1,014

Total	$146	$5,947	$7,022	$3,616	($8,958)	$7,773

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$46	$23		$69
Current maturities of long-term debt			3	158		161
Accounts payable and accrued liabilities	$6	$97	1,118	523		1,744
Intercompany payables			28	38	($66)
Income taxes payable			35	27		62

Total current liabilities	6	97	1,230	769	(66)	2,036

Long-term debt, excluding current maturities		2,197	1,458	54		3,709
Long-term intercompany debt		1,799	2,668	582	(5,049)
Postretirement and pension liabilities			974	11		985
Other non-current liabilities		31	552	123		706
Minority interests				197		197
Commitments and contingent liabilities

Shareholders’ equity	140	1,823	140	1,880	(3,843)	140

Total	$146	$5,947	$7,022	$3,616	($8,958)	$7,773

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$11	($86)	$171	$308		$404

Cash flows from investing activities
Capital expenditures			(105)	(33)		(138)
Proceeds from sale of property, plant and equipment			29	10		39
Intercompany investing activities		557	452	(1)	($1,008)
Other, net			6	(14)		(8)

Net cash provided by / (used for) investing activities		557	382	(38)	(1,008)	(107)

Cash flows from financing activities

Proceeds from long-term debt		563	125	32		720
Payments of long-term debt		(58)	(650)	(165)		(873)
Net change in short-term debt			(34)	10		(24)
Net change in long-term intercompany balances	(14)	(552)	139	427
Debt issue costs		(14)	(17)			(31)
Dividends paid		(415)	(74)	(519)	1,008
Common stock issued	3					3
Dividends paid to minority interests, net of contributions				(41)		(41)

Net cash used for financing activities	(11)	(476)	(511)	(256)	1,008	(246)

Effect of exchange rate changes on cash and cash equivalents		1	8	10		19

Net change in cash and cash equivalents		(4)	50	24		70

Cash and cash equivalents at January 1		5	118	278		401

Cash and cash equivalents at December 31	$0	$1	$168	$302	$0	$471

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($10)	$106	$338		$434

Cash flows from investing activities
Capital expenditures			(86)	(34)		(120)
Funding of restricted cash accounts			(228)	(116)		(344)
Withdrawals from restricted cash accounts			228	116		344
Proceeds from sale of property, plant and equipment			30	5		35
Intercompany investing activities		(1,118)	1,196	34	($112)
Other, net		(9)	3	(9)		(15)

Net cash provided by / (used for) investing activities		(1,127)	1,143	(4)	(112)	(100)

Cash flows from financing activities

Proceeds from long-term debt		2,170	450	5		2,625
Payments of long-term debt		(3)	(651)	(455)		(1,109)
Net change in short-term debt			(1,670)	(3)		(1,673)
Net change in long-term intercompany balances	($2)	(940)	666	274	2
Debt issue costs		(86)	(55)			(141)
Net payment from termination of cross-currency swaps			27	(35)		(8)
Dividends paid			(47)	(65)	112
Common stock issued	2		2		(2)	2
Dividends paid to minority interests, net of contributions				(24)		(24)

Net cash provided by / (used for) financing activities		1,141	(1,278)	(303)	112	(328)

Effect of exchange rate changes on cash and cash equivalents			8	24		32

Net change in cash and cash equivalents		4	(21)	55		38

Cash and cash equivalents at January 1		1	139	223		363

Cash and cash equivalents at December 31	$0	$5	$118	$278	$0	$401

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by operating activities			$126	$289		$415

Cash flows from investing activities
Capital expenditures			(59)	(56)		(115)
Proceeds from sale of businesses			637	24		661
Proceeds from sale of property, plant and equipment			30	15		45
Intercompany investing activities		$148	42	(58)	($132)
Other, net			(6)	6

Net cash provided by / (used for) investing activities		148	644	(69)	(132)	591

Cash flows from financing activities

Proceeds from long-term debt				87		87
Payments of long-term debt			(217)	(47)		(264)
Net change in short-term debt			(894)	(30)		(924)
Net change in long-term intercompany balances		(147)	305	(158)
Dividends paid			(4)	(128)	132
Common stock issued			3			3
Dividends paid to minority interests, net of contributions				(30)		(30)

Net cash used for financing activities		(147)	(807)	(306)	132	(1,128)

Effect of exchange rate changes on cash and cash equivalents			8	21		29

Net change in cash and cash equivalents		1	(29)	(65)		(93)

Cash and cash equivalents at January 1			168	288		456

Cash and cash equivalents at December 31	$0	$1	$139	$223	$0	$363

Crown Holdings, Inc.

Y. Condensed Combining Financial Information

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002, and

•	balance sheets as of December 31, 2004 and 2003

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$7,199		$7,199

Cost of products sold, excluding depreciation and amortization			5,984		5,984
Depreciation and amortization			308		308

Gross profit			907		907

Selling and administrative expense		$5	358		363
Provision for asbestos		35			35
Provision for restructuring			7		7
Provision for asset impairments and loss/gain on sale of assets		1	46		47
Loss from early extinguishments of debt		1	38		39
Net interest expense		309	44		353
Translation and exchange adjustments			(98)		(98)

Income/(loss) before income taxes, minority interests,
and equity earnings		(351)	512		161
Provision / (benefit) for income taxes		(94)	176		82
Equity earnings	$51	294		($345)

Income before minority interests and equity earnings	51	37	336	(345)	79
Minority interests and equity earnings		14	(42)		(28)

Net income	$51	$51	$294	($345)	$51

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$471		$471
Receivables, net			900		900
Inventories			894		894
Prepaid expenses and other current assets			78		78

Total current assets			2,343		2,343

Intercompany debt receivables	$22		3,204	($3,226)
Investments	272	$4,444	30	(4,661)	85
Goodwill			2,592		2,592
Property, plant and equipment, net			2,002		2,002
Other non-current assets		9	1,094		1,103

Total	$294	$4,453	$11,265	($7,887)	$8,125

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$51		$51
Current maturities of long-term debt		$1	24		25
Accounts payable and accrued liabilities	$17	49	1,877		1,943
Income taxes payable			61		61

Total current liabilities	17	50	2,013		2,080

Long-term debt, excluding current maturities		698	3,098		3,796
Long-term intercompany debt		3,226		($3,226)
Postretirement and pension liabilities			1,019		1,019
Other non-current liabilities		207	545		752
Minority interests			201		201
Commitments and contingent liabilities

Shareholders’ equity	277	272	4,389	(4,661)	277

Total	$294	$4,453	$11,265	($7,887)	$8,125

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$401		$401
Receivables, net			794		794
Inventories			815		815
Prepaid expenses and other current assets			112		112

Total current assets			2,122		2,122

Intercompany debt receivables	$8		3,307	($3,315)
Investments	138	$4,473	37	(4,565)	83
Goodwill			2,442		2,442
Property, plant and equipment, net			2,112		2,112
Other non-current assets		9	1,005		1,014

Total	$146	$4,482	$11,025	($7,880)	$7,773

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$69		$69
Current maturities of long-term debt		$1	160		161
Accounts payable and accrued liabilities	$6	81	1,657		1,744
Income taxes payable		4	58		62

Total current liabilities	6	86	1,944		2,036

Long-term debt, excluding current maturities		759	2,950		3,709
Long-term intercompany debt		3,315		($3,315)
Postretirement and pension liabilities			985		985
Other non-current liabilities		184	522		706
Minority interests			197		197
Commitments and contingent liabilities

Shareholders’ equity	140	138	4,427	(4,565)	140

Total	$146	$4,482	$11,025	($7,880)	$7,773

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$11	($263)	$656		$404

Cash flows from investing activities
Capital expenditures			(138)		(138)
Proceeds from sale of property, plant and equipment			39		39
Intercompany investing activities		410	(398)	($12)
Other, net		4	(12)		(8)

Net cash provided by/(used for) investing activities		414	(509)	(12)	(107)

Cash flows from financing activities
Proceeds from long-term debt			720		720
Payments of long-term debt		(62)	(811)		(873)
Net change in short-term debt			(24)		(24)
Debt issue costs			(31)		(31)
Net change in long-term intercompany balances	(14)	(89)	103
Dividends paid			(12)	12
Common stock issued	3				3
Dividends paid to minority interests, net of contributions			(41)		(41)

Net cash used for financing activities	(11)	(151)	(96)	12	(246)

Effect of exchange rate changes on cash and cash equivalents			19		19

Net change in cash and cash equivalents			70		70
Cash and cash equivalents at January 1			401		401

Cash and cash equivalents at December 31	$0	$0	$471	$0	$471

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($323)	$757		$434

Cash flows from investing activities
Capital expenditures			(120)		(120)
Funding of restricted cash accounts			(344)		(344)
Withdrawals from restricted cash accounts			344		344
Proceeds from sale of property, plant and equipment			35		35
Intercompany investing activities		855	(877)	$22
Other, net		4	(19)		(15)

Net cash provided by/(used for) investing activities		859	(981)	22	(100)

Cash flows from financing activities
Proceeds from long-term debt			2,625		2,625
Payments of long-term debt		(329)	(780)		(1,109)
Net change in short-term debt		(1,576)	(97)		(1,673)
Debt issue costs			(141)		(141)
Net payment from termination of cross-currency swaps			(8)		(8)
Net change in long-term intercompany balances	($2)	1,342	(1,340)
Dividends paid			(5)	5
Common stock issued	2	27		(27)	2
Dividends paid to minority interests, net of contributions			(24)		(24)

Net cash provided by/(used for) financing activities		(536)	230	(22)	(328)

Effect of exchange rate changes on cash and cash equivalents			32		32

Net change in cash and cash equivalents			38		38
Cash and cash equivalents at January 1			363		363

Cash and cash equivalents at December 31	$0	$0	$401	$0	$401

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2002
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($313)	$728		$415

Cash flows from investing activities
Capital expenditures			(115)		(115)
Proceeds from sale of businesses		460	201		661
Proceeds from sale of property, plant and equipment			45		45
Intercompany investing activities		(108)	89	$19

Net cash provided by investing activities		352	220	19	591

Cash flows from financing activities
Proceeds from long-term debt			87		87
Payments of long-term debt		(212)	(52)		(264)
Net change in short-term debt		(226)	(698)		(924)
Net change in long-term intercompany balances		366	(366)
Dividends paid			(11)	11
Common stock issued		33		(30)	3
Dividends paid to minority interests, net of contributions			(30)		(30)

Net cash used for financing activities		(39)	(1,070)	(19)	(1,128)

Effect of exchange rate changes on cash and cash equivalents			29		29

Net change in cash and cash equivalents			(93)		(93)
Cash and cash equivalents at January 1			456		456

Cash and cash equivalents at December 31	$0	$0	$363	$0	$363

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2004								2003

	First		Second		Third		Fourth		First		Second		Third		Fourth

Net Sales	$1,623		$1,836		$1,992		$1,748		$1,460		$1,726		$1,853		$1,591
Gross profit *	185		259		273		190		148		219		240		158
Net income/(loss)	(16	) (1)	36	(2)	58	(3)	(27	) (4)	(34	) (5)	50	(6)	6	(7)	(54	) (8)

Earnings/(loss) per average common share: †
Basic	($ .10)		$ .22		$ .35		($ .16)		($ .21)		$ .30		$ .04		($ .33)
Diluted	($ .10	) (1)	$ .22	(2)	$ .35	(3)	($ .16	) (4)	($ .21	) (5)	$ .30	(6)	$ .04	(7)	($ .33	) (8)

Average common shares outstanding:
Basic	165.1		165.2		165.3		165.4		163.8		164.9		164.9		165.0
Diluted	165.1		167.3		168.0		165.4		163.8		165.8		166.2		165.0

Common stock price range:**
High	$9.96		$10.60		$10.67		$14.20		$8.28		$7.95		$7.91		$9.50
Low	8.10		7.85		9.21		9.77		4.55		5.10		6.36		6.76
Close	9.32		9.97		10.31		13.74		5.62		7.14		6.75		9.06

†	Diluted earnings per share for 2004 and 2003 are the same as basic because common shares contingently issuable upon the exercise of stock options were either not material or were anti-dilutive, or the grant prices of the then outstanding options were above the average market price for the related periods.

*	The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.

**	Source: New York Stock Exchange — Composite Transactions

(1)	Includes a loss from the early extinguishments of debt of $4 ($3 after taxes or $.02 per share) and foreign exchange losses on foreign currency-denominated debt in Europe of $3 ($2 after taxes or $.01 per share).

(2)	Includes foreign exchange losses on foreign currency-denominated debt in Europe of $22 ($15 after taxes or $.09 per share).

(3)	Includes an after-tax restructuring charge of $1, a loss from the early extinguishments of debt of $33 ($29 after taxes or $.17 per share), and foreign exchange gains of $32 ($22 after taxes or $.13 per share) on foreign currency-denominated debt in Europe.

(4)	Includes an after-tax restructuring charge of $4, a charge for asbestos of $35 ($35 after taxes or $.21 per share), a charge for asset impairments of $47 ($41 after taxes or $.25 per share), a loss from the early extinguishments of debt of $2 ($1 after taxes or $.01 per share) and foreign exchange gains of $91 ($62 net of taxes or $.37 per share) on foreign currency-denominated debt in Europe.

(5)	Includes a loss from the early extinguishments of debt of $11 ($13 after taxes or $.08 per share) and a foreign exchange gain on U.S. dollar debt in Europe of $13 ($11 after taxes or $.07 per share).

(6)	Includes a gain of $3 ($2 after taxes or $.01 per share) for asset sales, a gain from the early extinguishments of debt of $2 ($1 after taxes or $.01 per share), a foreign exchange gain of $51 ($42 after taxes or $.25 per share) on U.S. dollar debt in Europe, and a loss of $22 ($22 after taxes or $.13 per share) for the Company’s share of a goodwill impairment charge recorded by Constar.

(7)	Includes a net after-tax restructuring charge of $3, a charge for asset impairments and asset sales of $46 ($44 after taxes or $.27 per share) and a gain of $47 ($28 after taxes or $.17 per share) on U.S. dollar debt in Europe.

(8)	Includes a net after-tax restructuring charge of $11, a charge for asbestos of $44 ($44 after taxes or $.27 per share), a charge for asset impairments and asset sales of $30 ($24 after taxes or $.14 per share), a loss from the early extinguishments of debt of $3 ($3 after taxes or $.02 per share) and a foreign exchange gain of $90 ($62 after taxes or $.37 per share) on U.S. dollar debt in Europe.

Crown Holdings, Inc.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D	COLUMN E

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- Write-Offs	Balance at end of period

For the Year Ended December 31, 2004

Allowances deducted from
assets to which they apply:

Trade accounts receivable	$ 56	($ 3)	$ 2	$13	$ 42

Deferred tax assets	663	(4)	20		679

For the Year Ended December 31, 2003

Allowances deducted from
assets to which they apply:

Trade accounts receivable	54	1	1		56

Deferred tax assets	695	24		56	663

For the Year Ended December 31, 2002

Allowances deducted from
assets to which they apply:

Trade accounts receivable	95	20		61	54

Deferred tax assets	766	(30)	(41)		695

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

At the end of the period covered by this Annual Report on Form 10-K, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation and as of the end of the quarter for which this report is made, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information to be disclosed in reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Crown Holdings, Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Present Title	Year Assumed Present Position
John W. Conway	59	Chairman of the Board, President and Chief Executive Officer	2001
Alan W. Rutherford	61	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer	2001
William R. Apted	57	President-European Division	2000
Frank J. Mechura	62	President-Americas Division	2001
William H. Voss	59	President-Asia-Pacific Division	1996
Timothy J. Donahue	42	Senior Vice President - Finance	2000
Thomas A. Kelly	45	Vice President and Corporate Controller	2000

All of the principal executive officers have been employed by the Company for the past five years.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Option Grants In Last Fiscal Year” and “Corporate Governance” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 28, 2005,” “Equity-Compensation Plan Information” and “Common Stock Ownership of Directors and Executive Officers” and is incorporated herein by reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report:

(1)	All Financial Statements:

Crown Holdings, Inc. and Subsidiaries (see Part II, Item 8, pages 28 through 76 of this Report).

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Supplementary Information

(2)	Financial Statement Schedules:

Schedule Number II - Valuation and Qualifying Accounts and Reserves (see page 77 of this Report).

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits

3.a	Articles of Incorporation of Crown Holdings, Inc., as amended.

3.b	By-laws of Crown Holdings, Inc., as amended.

4.a	Specimen certificate of Registrant’s Common Stock (incorporated by reference to Exhibit 4.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

4.b	Form of the Registrant’s 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.c	Officers’ Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

4.d	Indenture dated as of April 1, 1993 between Crown Cork & Seal Company, Inc. and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

4.e	Terms Agreement dated March 31, 1993 (incorporated by reference to Exhibit 27 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

Crown Holdings, Inc.

4.f	Indenture, dated December 17, 1996, among Crown Cork & Seal Company, Inc., Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.g	Form of the Registrant’s 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.h	Officers’ Certificate for 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.i	Form of the Registrant’s 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.j	Officers’ Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.k	Form of U.K. 7% Debentures Due 2006 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.l	Officers’ Certificate for 7% Debentures Due 2006 (incorporated by reference to Exhibit 99.9 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.m	Terms Agreement dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.n	Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

4.o	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

4.p	Amended and Restated Rights Agreement, dated as of December 9, 2004, between Crown Holdings, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 9, 2004 (File No. 0-50189)).

4.q	Supplemental Indenture to Indenture dated April 1, 1993, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.r	Supplemental Indenture to Indenture dated December 17, 1996, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer and Guarantor, Crown Cork & Seal Finance PLC, as Issuer, Crown Cork & Seal Finance S.A., as Issuer, Crown Holdings, Inc., as Additional Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.s	Credit Agreement, dated as of September 1, 2004, by and among the Company, Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., as Parent Guarantors, Crown European Holdings SA, as Euro Borrower, CROWN Americas, Inc. as U.S. Borrower, the Subsidiary Borrowers named therein, the Lenders referred to therein, Citicorp North America, Inc. as Administrative Agent and Citibank International plc, as U.K. Administrative Agent (incorporated by reference to Exhibit 4.a of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

4.t	Euro Bank Pledge Agreement, dated as of September 1, 2004 by and among Crown Cork & Seal Company, Inc., CROWN Americas Inc., Crown International Holdings, Inc., the Subsidiary Guarantors (as defined therein) and Citicorp Trustee Company Limited, as Euro Collateral Agent (incorporated by reference to Exhibit 4.b of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.u	First Amended and Restated CEH Pledge Agreement, dated as of September 1, 2004, by and between Crown European Holdings, S.A. and Citicorp Trustee Company Limited, as Euro Collateral Agent (incorporated by reference to Exhibit 4.c of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.v	First Amended and Restated Shared Pledge Agreement, dated as of September 1, 2004, by and among the Company, Crown Cork & Seal Company, Inc., CROWN Americas, Inc., Crown International Holdings, Inc., the Subsidiary Guarantors (as defined therein) and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 4.d of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.w	First Amended and Restated Bank Pledge Agreement, dated as of September 1, 2004, by and among the Company, Crown Cork & Seal Company, Inc., CROWN Americas, Inc., Crown International Holdings, Inc., the Subsidiaries Guarantors (as defined therein) and Citicorp North America, Inc., as U.S. Collateral Agent (incorporated by reference to Exhibit 4.e of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.x	First Amended and Restated U.S. Security Agreement, dated as of September1, 2004, by and among the Company, Crown Cork & Seal Company, Inc., CROWN Americas, Inc., Crown International Holdings, Inc., the Subsidiary Guarantors (as defined therein) and Citicorp North America, Inc., as U.S. Collateral Agent (incorporated by reference to Exhibit 4.f of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.y	U.S. Guarantee Agreement, dated as of September 1, 2004, among the Domestic Subsidiaries referred to therein and Citicorp North America Inc., as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.z	Non-U.S. Guarantee Agreement, dated as of February 26, 2003 among the Guarantors referred to therein and Citicorp International plc, as U.K. Administrative Agent (incorporated by reference to Exhibit 4.kk of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.aa	Global Participation and Proceeds Sharing Agreement, dated as of September 1, 2004, among Citicorp North America, Inc., as Bank Agent, U.S. Collateral Agent and Sharing Agent, Citibank International plc, as U.K. Agent, Wells Fargo Bank, N.A., as Trustee, and Citicorp Trustee Company Limited, as Euro Collateral Agent (incorporated by reference to Exhibit 4.h of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.bb	Registration Rights Agreement relating to the 9.5% Second Priority Senior Secured Notes due 2011 and the 10.25% Second Priority Senior Secured Notes due 2011, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.mm of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.cc	Registration Rights Agreement, dated as of September 1, 2004, by and among the Company, Crown European Holdings S.A., Citigroup Global Markets Inc. and Lehman Brothers Inc., as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 4.i of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

4.dd	Indenture dated as of September 1, 2004, by and among the Company, as Issuer the Guarantors named therein and Wells Fargo Bank, as Trustee, relating to the 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.j of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.ee	Form of Crown European Holdings’ 9.5% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.jj of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

4.ff	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank Minnesota, N.A., as Trustee, governing Crown European Holdings’ 9.5% Second Priority Senior Secured Notes due 2011 and 10.25% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.oo of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.gg	Form of Crown European Holdings’ 10.25% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.kk of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

4.hh	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank, N.A., as trustee, governing Crown European Holdings’ 10.875% Third Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.rr of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.ii	Form of Crown European Holdings’ 10.875% Third Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.mm of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

4.jj	Form of Crown European Holdings’ 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

4.kk	Registration Rights Agreement relating to the 10.875% Third Priority Senior Secured Notes due 2013, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.nn of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.ll	Registration Rights Agreement relating to the 6.25% First Priority Senior Secured Notes due 2011, dated as of October 6, 2004, by and among the Company, Crown European Holdings, S.A., Citigroup Global Markets Inc. and Lehman Brothers Inc., as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 4.a of the Registrant’s Current Report on Form 8-K dated October 6, 2004 (File No. 0-50189)).

4.mm	First Amended and Restated U.S. Intercreditor and Collateral Agency Agreement, dated as of September 1, 2004, among Citicorp North America, Inc., as Administrative Agent and U.S. Collateral Agent, Citibank International plc, as U.K. Administrative Agent, Wells Fargo Bank, N.A., as First, Second and Third Priority Notes Trustee, Citicorp North America, Inc., as U.S. Collateral Agent, Crown Holdings, Inc., CROWN Americas, Inc., Crown Cork & Seal Company, Inc., Crown International Holdings, Inc. and each of the U.S. subsidiaries of Crown Holdings listed on Schedule I thereto (incorporated by reference to Exhibit 4.k of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

4.nn	First Amended and Restated Euro Intercreditor and Collateral Agency Agreement, dated as of September 1, 2004, among Citibank International plc, as Bank Agent, Wells Fargo Bank, N.A., as First, Second and Third Priority Notes Trustee, Citicorp Trustee Company Limited, as Euro Collateral Agent, Crown European Holdings S.A. and the subsidiaries of Crown European Holdings S.A. listed on Schedule I thereto (incorporated by reference to Exhibit 4.l of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request.

10.a.	Second Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2003, among Crown Cork & Seal Receivables (DE) Corporation, as Seller, CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), as Servicer, the banks and other financial institutions party thereto as Purchasers, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

10.b.	First Amendment, dated as of September 1, 2004, to Second Amended and Restated Receivables Purchase Agreement among Crown Cork & Seal Receivables (DE) Corporation, as Seller, CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), as Servicer, the banks and other financial institutions party thereto, as Purchasers, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.c.	First Amendment, dated as of September 1, 2004, to Second Amended and Restated Receivables Contribution and Sale Agreement among CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly known as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly known as Zeller Plastik, Inc.), CROWN Metal Packaging Canada LP, and Crown Cork & Seal Receivables (DE) Corporation (incorporated by reference to Exhibit 10.b of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.d.	Second Amended and Restated Receivables Contribution and Sale Agreement, dated as of December 5, 2003, among CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly known as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly known as Zeller Plastik, Inc.), Crown Canadian Holdings ULC, and CROWN Metal Packaging Canada LP, as Sellers, Crown Cork & Seal Receivables (DE) Corporation, as Buyer, and CROWN Cork & Seal USA, Inc., as the Buyer’s Servicer (incorporated by reference to Exhibit 10.b of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

10.e.	Third Amended and Restated Parent Undertaking Agreement, dated as of September 1, 2004, made by Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc, in favor of Citibank, N.A., as Agent and the Purchasers (incorporated by reference to Exhibit 10.c of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.f	Second Amended and Restated Intercreditor Agreement dated as of September 1, 2004, among Citibank, N.A., as Agent, Crown Holdings, Inc., Crown International Holdings, Inc., Crown Cork & Seal Receivables (DE) Corporation, as Sellers, CROWN Cork & Seal Company (USA), Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly know as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly know as Zeller Plastik, Inc.), and Citicorp North America, Inc., as Administrative and U.S. Collateral Agent (incorporated by reference to Exhibit 10.d of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

10.g	Employment Contracts:

(1)	Employment contract between Crown Cork & Seal Company, Inc. and John W. Conway dated January 3, 2000 (incorporated by reference to Exhibit 10.a.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

(2)	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2004, between Crown Cork & Seal Company, Inc., Crown Holdings, Inc., and John W. Conway (incorporated by reference to Exhibit 10.f.(2) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2227)).

(3)	Employment contract between Crown Cork & Seal Company, Inc. and Alan W. Rutherford dated January 3, 2000 (incorporated by reference to Exhibit 10.a.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

(4)	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2004, between Crown Cork & Seal Company, Inc., Crown Holdings, Inc., and Alan W. Rutherford (incorporated by reference to Exhibit 10.f.(4) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2227)).

(5)	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and William R. Apted (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No.0-50189)).

(6)	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and Frank J. Mechura (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

(7)	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and William H. Voss (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

(8)	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and Timothy J. Donahue (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

10.h	Crown Cork & Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

10.i	Crown Holdings, Inc. Economic Profit Incentive Plan, dated as of January 1, 2004.

10.j	Crown Holdings, Inc. Economic Profit Incentive Plan, dated as of January 1, 2005.

10.k	Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated as of January 1, 2000 (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

10.l	Amendment No. 1, effective July 22, 2004, to the Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated January 1, 2000 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-51089)).

10.m	Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

Crown Holdings, Inc.

10.n	Amendment No. 1 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.o	Amendment No. 2 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.k of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.p	Crown Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

10.q	Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

10.r	Amendment No. 1 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.s	Amendment No. 2 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.o of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.t	Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, amended and restated (incorporated by reference to the Registrant’s Definitive Additional Materials on Schedule 14A, filed with the Securities and Exchange Commission on April 30, 2000 (File No. 1-2227)).

10.u	Amendment No. 3 to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.q of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.v	Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

10.w	Amendment No. 1 to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.s of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.x	Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan.

10.y	Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.z	Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-51089)).

10.aa	Crown Cork & Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

Crown Holdings, Inc.

10.bb	Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.cc	Crown Cork & Seal Company, Inc. Pension Plan for Outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

Exhibits 10.g through 10.cc, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

12.	Computation of ratio of earnings to fixed charges.

21.	Subsidiaries of Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

99.	Separate financial statements of affiliates whose securities are pledged as collateral.

c)	The consolidated statements and notes thereto and financial statement schedule for Crown Cork & Seal Company, Inc., included in Exhibit 99 above, are incorporated herein by reference.

Crown Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc. Registrant
Date:	March 11, 2005
	By:	/s/ Thomas A. Kelly
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

SIGNATURE	TITLE
/s/ John W. Conway
John W. Conway	Chairman of the Board, President and Chief Executive Officer
/s/ Alan W. Rutherford
Alan W. Rutherford	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer
/s/ Thomas A. Kelly
Thomas A. Kelly	Vice President and Corporate Controller

SIGNATURE

DIRECTORS
/s/ Jenne K. Britell	/s/ Thomas R. Ralph
Jenne K. Britell	Thomas R. Ralph
/s/ Hugues du Rouret
Arnold W. Donald	Hugues du Rouret
/s/ Marie L. Garibaldi	/s/ Harold A. Sorgenti
Marie L. Garibaldi	Harold A. Sorgenti
/s/ William G. Little	/s/ William S. Urkiel
William G. Little	William S. Urkiel
/s/ Hans J. Löliger
Hans J. Löliger