Form 10-Q
period 2005-03-31
CROWN HOLDINGS INC
filed 2005-05-04
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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
   Yes   X   No  __

There were 166,121,922 shares of Common Stock outstanding as of April 30, 2005.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended March 31,	2005	2004

Net sales	$1,703	$1,623

Cost of products sold, excluding depreciation and amortization	1,424	1,361
Depreciation and amortization	72	77

Gross profit	207	185

Selling and administrative expense	96	92
Gain on sale of assets	(5)
Loss from early extinguishments of debt		4
Interest expense	94	90
Interest income	(2)	(2)
Translation and exchange adjustments	30	4

Loss before income taxes, minority interests and equity earnings	(6)	(3)

Provision for income taxes		8
Minority interests and equity earnings	(4)	(5)

Net loss	($10)	($16)

Loss per average common share:
Basic and diluted	($.06)	($.10)

Weighted average common shares outstanding:
Basic and diluted	165,819,217	165,075,996

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31,	December 31,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$340	$471
Receivables, net	995	900
Inventories	1,059	894
Prepaid expenses and other current assets	89	78

Total current assets	2,483	2,343

Investments	82	85
Goodwill	2,533	2,592
Property, plant and equipment, net	1,905	2,002
Other non-current assets	1,076	1,103

Total	$8,079	$8,125

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$112	$51
Current maturities of long-term debt	27	25
Accounts payable and accrued liabilities	1,819	1,943
Income taxes payable	61	61

Total current liabilities	2,019	2,080

Long-term debt, excluding current maturities	3,884	3,796
Postretirement and pension liabilities	1,029	1,019
Other non-current liabilities	723	752
Minority interests	196	201
Commitments and contingent liabilities (Note J)
Shareholders’ equity	228	277

Total	$8,079	$8,125

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Three months ended March 31,	2005	2004

Net cash used for operating activities	($281)	($197)

Cash flows from investing activities
Capital expenditures	(36)	(38)
Proceeds from sale of property, plant and equipment		1
Other, net	(5)	(10)

Net cash used for investing activities	(41)	(47)

Cash flows from financing activities
Proceeds from long-term debt	10
Payments of long-term debt	(1)	(128)
Net change in short-term debt	201	225
Common stock issued	5	1
Common stock repurchased	(8)
Dividends paid to minority interests, net of contributions	(9)	(12)

Net cash provided by financing activities	198	86

Effect of exchange rate changes on cash and cash equivalents	(7)

Net change in cash and cash equivalents	(131)	(158)

Cash and cash equivalents at January 1	471	401

Cash and cash equivalents at March 31	$340	$243

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Comprehensive Income	Common	Paid-In	Unearned	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Stock	Capital	Compensation	Deficit	Stock	Loss	Total

Balance at January 1, 2004		$929	$1,699		($1,215)	($103)	($1,170)	$140
Net loss	($16)				(16)			(16)
Translation adjustments	36						36	36
Derivatives qualifying as hedges	6						6	6

Comprehensive income	$26

Common stock issued —benefit plans						1		1

Balance at March 31, 2004		$929	$1,699		($1,231)	($102)	($1,128)	$167

	Comprehensive Loss	Common	Paid-In	Unearned	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Stock	Capital	Compensation	Deficit	Stock	Loss	Total

Balance at January 1, 2005		$929	$1,699		($1,164)	($100)	($1,087)	$277
Net loss	($10)				(10)			(10)
Translation adjustments	(32)						(32)	(32)
Derivatives qualifying as hedges	0
Available for sale securities	(3)						(3)	(3)

Comprehensive loss	($45)

Restricted stock issued			5	($8)		3
Earned compensation on restricted stock				1				1
Stock repurchased			(5)			(3)		(8)
Common stock issued —benefit plans						3		3

Balance at March 31, 2005		$929	$1,699	($7)	($1,174)	($ 97)	($1,122)	$228

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its wholly–owned and majority–owned subsidiary companies (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10–Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of March 31, 2005 and the results of its operations and cash flows for the three month periods ended March 31, 2005 and 2004. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, have been condensed or omitted. The December 31, 2004 balance sheet data was derived from the audited consolidated financial statements as of December 31, 2004. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004.

B.	Recent Accounting and Reporting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share–Based Payment.” FAS 123(R) replaces SFAS No. 123 (“FAS 123”), “Accounting for Stock–Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123(R) requires that the cost of share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant-date fair values. The pro–forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. Under FAS 123(R), the Company must select an appropriate valuation model to calculate the fair value of its share–based payments for awards made subsequent to adoption of the standard, and a transition method for recognizing compensation expense. Valuations of awards granted prior to adoption of the standard have been and will be calculated using the Black–Scholes Option Pricing model. Upon adoption of the standard, these prior valuations will not be reassessed. The transition methods provided in the standard include modified prospective and retrospective options. Under the modified prospective method, compensation expense for all unvested stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period, based on the estimated number of awards that are expected to vest. Under the retrospective method, prior reporting periods back to the date of issuance of FAS 123 may be restated. The restatement of prior periods under the retrospective method will be based on the amounts previously recognized in the pro forma disclosures required by the original provisions of FAS 123. The Company is currently evaluating the requirements of FAS 123(R) and intends to adopt the new standard on January 1, 2006, the amended effective date set for public companies by the U.S. Securities and Exchange Commission.

C.	Stock–Based Compensation

During the first quarter of 2005, the Company issued 604,196 shares of restricted stock to employees. Compensation expense of $8, equal to the fair value of the shares at the date of issuance, will be recognized ratably over the three year vesting period.

In accordance with APB 25, the Company uses the intrinsic value method to account for its employee stock options. Accordingly, no compensation expense is recognized in connection with the issuance of stock options under the Company’s stock–based incentive compensation plans; however, compensation expense is recognized in connection with the issuance of restricted shares granted under such plans. Commencing January 1, 2006, as discussed in Note B above, the Company intends to adopt FAS 123(R) and commence recognition of compensation expense for its outstanding unvested stock options.

Crown Holdings, Inc.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123(R) to stock options:

	Three Months Ended March 31,

	2005	2004

Net loss, as reported	($10)	($16)

Add: stock–based compensation expense already included in net loss as reported, net of related tax effects	1
Deduct: pro forma employee stock–based compensation, related to stock options and restricted stock grants, net of related tax effects	(4)	(1)

Pro forma net loss	($13)	($17)

Loss per share:
Basic and diluted - as reported	($.06)	($.10)

- pro forma	($.08)	($.10)

D.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the three month period ended March 31, 2005 were as follows:

	Americas	Europe	Total

Balance as of January 1, 2005	$656	$1,936	$2,592
Foreign currency translation	(1)	(58)	(59)

Balance as of March 31, 2005	$655	$1,878	$2,533

E.	Inventories

	March 31,	December 31,
	2005	2004

Finished goods	$464	$307
Work in process	131	111
Raw material and supplies	464	476

	$1,059	$894

F.	Debt

In March 2004, the Company purchased $21 aggregate principal of its 8.38% notes due 2005 at a premium of 4.5% to principal and €85 aggregate principal of its 6.00% notes due 2004 at a premium of 3.0% to principal, and recognized a loss of $4 from the early extinguishments of debt.

In April 2005, the Company repurchased $35 aggregate principal of its 7.00% notes due 2006 at a premium of 3.0% to principal, and will recognize a loss of $1 from the early extinguishments of debt during the second quarter of 2005.

During the first three months of 2005 and 2004, the Company recognized unrealized foreign exchange losses of $30 and $4, respectively, for certain European subsidiaries that have unhedged currency exposure arising primarily from the sale of senior secured notes in 2003.

Crown Holdings, Inc.

G.	Derivative Financial Instruments

In February 2005, the Company paid $10 to terminate interest rate swaps with a combined notional value of $400. As of March 31, 2005, the Company had outstanding interest rate swaps with a combined notional value of $500 and a fair value of ($28), reported within other non-current liabilities. The swaps convert fixed rate debt into variable rate debt and are accounted for as fair value hedges of the Company’s second priority U.S. dollar-denominated notes due in 2011.

H.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the three months ended March 31, 2005 and 2004, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2004	$23	$2	$25
Payments made	(3)	(1)	(4)

Balance as of March 31, 2004	$20	$1	$21

Balance as of January 1, 2005	$14	$1	$15
Payments made	(3)		(3)

Balance as of March 31, 2005	$11	$1	$12

The March 31, 2005 balance includes $11 for termination benefits established in 2004 and 2003 restructuring actions and $1 for other exit costs for actions prior to 2003. The balance in the reserve includes employee–related agreements with unions and governmental agencies as well as lease arrangements with landlords for which payments are extended over time. The balance of the restructuring reserve was included in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

I.	Asbestos–Related Liabilities

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

Prior to 1998, the amounts paid to asbestos claimants were covered by a fund made available to Crown Cork under a 1985 settlement with carriers insuring Crown Cork through 1976, when Crown Cork became self-insured. The fund was depleted in 1998 and the Company has no remaining coverage for asbestos–related costs.

In January 2005 and April 2004, the States of Ohio and Mississippi, respectively, enacted legislation that limits the asbestos–related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new legislation, which applies to future and pending claims, caps asbestos–related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos–related claims than the total adjusted value of its predecessor’s assets. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

Crown Holdings, Inc.

In June 2003, the State of Texas enacted legislation that limits the asbestos–related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future claims and pending claims, caps asbestos–related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos–related claims than the total adjusted value of its predecessor’s assets. On October 31, 2003, Crown Cork received a favorable ruling on its motion for summary judgment in two asbestos–related cases pending against it in the district court of Harris County, Texas (in Re Asbestos Litigation No. 90–23333, District Court, Harris County, Texas); this ruling has been appealed. In addition, a favorable ruling for summary judgment in an asbestos case pending against Crown Cork in the district court of Travis County, Texas (in Re Rosemarie Satterfield as Representative of the Estate of Jerrold Braley Deceased v. Crown Cork & Seal Company, Inc. District Court Travis County, 98th Judicial District Cause No. GN–203572) has been appealed. Although the Company believes that the rulings of the District Court are correct, there can be no assurance that the legislation will be upheld by the Texas courts on appeal or in other cases that may challenge the legislation.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos–related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos–related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos–related cases against Crown Cork in Philadelphia and remanded the cases to the Philadelphia Court of Common Pleas (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Court ruled that the new statute, as applied, violated the Pennsylvania Constitution because it retroactively extinguished the plaintiffs’ pre–existing and accrued causes of action. The Company believed that the ruling by the court was limited only to cases which were pending at the time the legislation was enacted and, in November 2004, the Commonwealth of Pennsylvania enacted legislation amending the 2001 successor liability statute providing that the 2001 statute applies only to asbestos-related claims with respect to which the two–year statute of limitations for asbestos-related claims began to run after the statute was enacted on December 17, 2001. On December 10, 2004, the Company filed a global motion for summary judgment in the Philadelphia Court of Common Pleas to dismiss all pending asbestos–related cases filed in the court after December 17, 2003 (In re: Asbestos–Litigation October term 1986, No. 001). The Company cautions, however, that the Company’s position regarding the limitation of the Pennsylvania Supreme Court ruling may not be upheld.

In recent years, certain other state and federal legislators have considered legislation to reform the treatment of asbestos–related personal injury claims. In April of 2005, the Fairness in Asbestos Injury Resolution Act of 2005 (the “FAIR Bill”) was introduced in the United States Senate and is being considered by the Senate Judiciary Committee. The FAIR Bill would create a national trust fund in lieu of state and federal litigation to compensate people with asbestos–related diseases. The trust fund would require contributions from companies, such as Crown Cork, that have made past payments for asbestos–related personal injury claims and would limit the payments made by such companies relating to asbestos–related liabilities during the life of the fund. There can be no assurance that federal asbestos legislation, such as the FAIR Bill, will be passed into law or the form that any such legislation will take. Due to this uncertainty, the Company has not considered possible federal legislation in evaluating the adequacy of the Company’s reserve for asbestos-related claims.

During the three months ended March 31, 2005, Crown Cork received approximately 3,000 new claims, settled or dismissed approximately 1,000 claims for a total of $1 and had approximately 76,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of March 31, 2005, the Company’s accrual for pending and future asbestos–related claims was $231. The Company estimates that its probable and estimable liability for pending and future asbestos–related claims will range between $231 and $349. The accrual balance of $231 includes $110 for unasserted claims and $11 for committed settlements that will be paid over time.

Crown Holdings, Inc.

Historically (1977-2004), Crown Cork estimates that approximately one–quarter of all asbestos–related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual and range of potential liability any amounts for settlements by persons alleging first exposure to asbestos after 1964.

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Texas, Mississippi, Ohio and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2014. The upper end of the Company’s estimated range of possible asbestos costs of $349 includes claims beyond that date.

While it is not possible to predict the ultimate outcome of the asbestos–related claims and settlements, the Company believes that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. In addition, there can be no assurance regarding the validity or correctness of the Company’s assumptions or beliefs underlying its accrual and the estimated range of potential liability. Unfavorable court decisions or other adverse developments may require the Company to substantially increase its accrual or change its estimate. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s results of operations, financial position and cash flow.

J.	Commitments and Contingent Liabilities

In 2003, Crown Cork amended the retiree medical benefits that it had been providing to approximately 10,000 retirees pursuant to a series of collective bargaining agreements between Crown Cork and certain unions. The amendments increased maximum coverage, required additional retiree contributions for medical and prescription drug costs and reduced other coverage benefits. Crown Cork is a party to litigation initiated in June 2003 in which the USWA and IAM unions and retirees claim that the retiree medical benefits were vested and that the amendments breached the applicable collective bargaining agreements in violation of ERISA and the Labor Management Relations Act. Crown Cork and the USWA parties have submitted their dispute to binding arbitration in Pittsburgh, Pennsylvania and litigation involving Crown Cork and the IAM parties is pending in federal district court in Nebraska. The Company believes that it had the right to make such amendments and intends to contest the matter vigorously. However, the ultimate outcome of these cases is uncertain and if they are decided adversely, the Company could be required to restore all or a portion of the retiree medical benefits to their pre–amendment levels which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.

The Company is subject to various lawsuits and claims with respect to matters such as governmental and environmental regulations, recent price increases by one of the Company’s suppliers, and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position or cash flow of the Company.

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. The Company’s basic raw materials for its products are tinplate, aluminum and resins, all of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to certain customers to reflect these movements. There can be no assurances, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company is in litigation with a supplier concerning price increases the Company considers to be in violation of its agreements. The Company believes that the dispute should be settled in its favor; however, this is by no means certain. The litigation had no effect on the Company’s results of operations in the first quarter of 2005. The Company also has commitments for standby letters of credit and for purchases of capital assets.

Crown Holdings, Inc.

At March 31, 2005, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits, the maximum potential liability was $50. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.

At March 31, 2005, the Company had guarantees of $36 related to the residual values of leased assets and recorded a liability of $8 related to these guarantees.

K.	Earnings Per Share

The following table summarizes the basic and diluted loss per share computations for the periods ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,

	2005	2004

Net loss	($10)	($16)

Weighted average shares outstanding:
Basic and diluted	165.8	165.1

Basic and diluted loss per share	($.06)	($.10)

The effect of 6.0 million shares of dilutive stock options and restricted stock in 2005 and 2.1 million shares of dilutive stock options in 2004 were excluded from the computation because of their anti–dilutive effect on the net loss.

Also excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 3.7 million shares for the three months ended March 31, 2005 and 4.0 million shares for the same period in 2004. These shares were excluded because the exercise prices of the then outstanding options were above the average market prices for the related periods.

L.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs were as follows:

Pension Benefits	U.S. Plans		Non-U.S. Plans

Three Months ended March 31,	2005	2004	2005	2004

Service cost	$2	$2	$9	$8
Interest cost	20	20	43	40
Expected return on plan assets	(21)	(18)	(56)	(53)
Recognized prior service cost	1	1	(2)	(1)
Recognized net loss	16	15	13	12

Net periodic cost	$18	$20	$7	$6

Crown Holdings, Inc.

Other Postretirement Benefits
	2005	2004

Service cost	$1	$1
Interest cost	10	10
Recognized prior service cost	(3)	(3)
Recognized net loss	4	3

Net periodic cost	$12	$11

M.	Segment Information

The Company has three reportable operating segments: Americas, Europe and Asia-Pacific. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarters costs. Divisional headquarters costs are maintained within the operating segments.

The interim segment information was as follows:

Three months ended March 31,

2005	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$669	$929	$105		$1,703
Segment income / (loss)	42	80	14	($25)	111

2004

External sales	640	899	84		$1,623
Segment income / (loss)	27	80	12	(26)	93

The following table reconciles the Company’s consolidated segment income to consolidated loss before income taxes, minority interests and equity earnings:

	Three months Ended March 31,

	2005	2004

Consolidated segment income	$111	$ 93
Gain on sale of assets	(5)
Loss from early extinguishments of debt		4
Interest expense	94	90
Interest income	(2)	(2)
Translation and exchange adjustments	30	4

Loss before income taxes, minority interests and equity earnings	($ 6)	($ 3)

Crown Holdings, Inc.

N.	Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. For additional historical financial information for these subsidiaries, see Note X to the consolidated financial statements included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2005 and 2004, and
• balance sheets as of March 31, 2005 and December 31, 2004

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,174	$529		$1,703

Cost of products sold, excluding depreciation
and amortization		($4)	994	434		1,424
Depreciation and amortization			50	22		72

Gross profit		4	130	73		207

Selling and administrative expense			72	24		96
Gain on sale of assets				(5)		(5)
Net interest expense		31	58	3		92
Technology royalty			(6)	6
Translation and exchange adjustments		9	10	11		30

Income / (loss) before income taxes,
minority interests and equity earnings		(36)	(4)	34		(6)

Provision/(benefit) for income taxes		1	(8)	7
Equity earnings/(loss)	($10)	42	(14)		($18)

Income / (loss) before minority interests
and equity earnings	(10)	5	(10)	27	(18)	(6)

Minority interests and equity earnings				(4)		(4)

Net income/(loss)	($10)	$5	($10)	$23	($18)	($10)

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$8	$63	$269		$340
Receivables, net		3	461	531		995
Intercompany receivables		1	48	29	($78)
Inventories			647	412		1,059
Prepaid expenses and other current assets	$2		61	26		89

Total current assets	2	12	1,280	1,267	(78)	2,483

Intercompany debt receivables	9	2,530	1,366	893	(4,798)
Investments			73	9		82
Investments in subsidiaries	226	3,184	7		(3,417)
Goodwill			1,898	635		2,533
Property, plant and equipment, net		1	1,274	630		1,905
Other non-current assets		77	954	45		1,076

Total	$237	$5,804	$6,852	$3,479	($8,293)	$8,079

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$55	$57		$112
Current maturities of long-term debt			1	26		27
Accounts payable and accrued liabilities	$9	$26	1,194	590		1,819
Intercompany payables		2	29	47	($78)
Income taxes payable			55	6		61

Total current liabilities	9	28	1,334	726	(78)	2,019

Long-term debt, excluding current maturities		2,738	1,074	72		3,884
Long-term intercompany debt		1,385	2,652	761	(4,798)
Postretirement and pension liabilities			1,013	16		1,029
Other non-current liabilities		29	553	141		723
Minority interests				196		196
Commitments and contingent liabilities

Shareholders’ equity	228	1,624	226	1,567	(3,417)	228

Total	$237	$5,804	$6,852	$3,479	($8,293)	$8,079

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	($10)	($95)	($198)	$22		($281)

Cash flows from investing activities
Capital expenditures			(26)	(10)		(36)
Intercompany investing activities			11		($11)
Other, net			(5)			(5)

Net cash used for investing activities			(20)	(10)	(11)	(41)

Cash flows from financing activities
Proceeds from long–term debt				10		10
Payments of long–term debt				(1)		(1)
Net change in short-term debt			181	20		201
Net change in long-term intercompany balances	13	102	(66)	(49)
Dividends paid				(11)	11
Common stock issued	5					5
Common stock repurchased	(8)					(8)
Dividends paid to minority interests, net of contributions				(9)		(9)

Net cash provided by / (used for) financing activities	10	102	115	(40)	11	198

Effect of exchange rate changes on cash and cash equivalents			(2)	(5)		(7)

Net change in cash and cash equivalents		7	(105)	(33)		(131)

Cash and cash equivalents at January 1		1	168	302		471

Cash and cash equivalents at March 31	$0	$8	$63	$269	$0	$340

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	($5)	($76)	($139)	$23		($197)

Cash flows from investing activities
Capital expenditures			(30)	(8)		(38)
Proceeds from sale of property, plant and equipment			1			1
Other, net				(10)		(10)
Intercompany investing activities		411	420	30	($861)

Net cash provided by / (used for) investing activities		411	391	12	(861)	(47)

Cash flows from financing activities
Payments of long-term debt			(21)	(107)		(128)
Net change in short-term debt		75	143	7		225
Net change in long-term intercompany balances	4	(10)	(409)	415
Dividends paid		(400)	(30)	(431)	861
Common stock issued	1					1
Dividends paid to minority interests, net of contributions				(12)		(12)

Net cash provided by / (used for) financing activities	5	(335)	(317)	(128)	861	86

Effect of exchange rate changes on cash and cash equivalents

Net change in cash and cash equivalents			(65)	(93)		(158)

Cash and cash equivalents at January 1		5	118	278		401

Cash and cash equivalents at March 31	$0	$5	$53	$185	$0	$243

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2005 and 2004, and
• balance sheets as of March 31, 2005 and December 31, 2004

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,703		$1,703

Cost of products sold, excluding depreciation and amortization			1,424		1,424
Depreciation and amortization			72		72

Gross profit			207		207

Selling and administrative expense		$2	94		96
Gain on sale of assets			(5)		(5)
Net interest expense		81	11		92
Translation and exchange adjustments			30		30

Income/(loss) before income taxes, minority interests and equity earnings		(83)	77		(6)
Provision/(benefit) for income taxes		(27)	27
Equity earnings/(loss)	($10)	43		($33)

Income/(loss) before minority interests and equity earnings	(10)	(13)	50	(33)	(6)
Minority interests and equity earnings		3	(7)		(4)

Net income/(loss)	($10)	($10)	$43	($33)	($10)

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$340		$340
Receivables, net			995		995
Inventories			1,059		1,059
Prepaid expenses and current assets	$2		87		89

Total current assets	2		2,481		2,483

Intercompany debt receivables	9		3,262	($3,271)
Investments	226	$4,451	27	(4,622)	82
Goodwill			2,533		2,533
Property, plant and equipment, net			1,905		1,905
Other non-current assets		9	1,067		1,076

Total	$237	$4,460	$11,275	($7,893)	$8,079

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$112		$112
Current maturities of long-term debt		$1	26		27
Accounts payable and accrued liabilities	$9	58	1,752		1,819
Income taxes payable			61		61

Total current liabilities	9	59	1,951		2,019

Long-term debt, excluding current maturities		698	3,186		3,884
Long-term intercompany debt		3,271		($3,271)
Postretirement and pension liabilities			1,029		1,029
Other non-current liabilities		206	517		723
Minority interests			196		196
Commitments and contingent liabilities
Shareholders’ equity	228	226	4,396	(4,622)	228

Total	$237	$4,460	$11,275	($7,893)	$8,079

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$471		$471
Receivables, net			900		900
Inventories			894		894
Prepaid expenses and current assets			78		78

Total current assets			2,343		2,343

Intercompany debt receivables	$22		3,204	($3,226)
Investments	272	$4,444	30	(4,661)	85
Goodwill			2,592		2,592
Property, plant and equipment, net			2,002		2,002
Other non-current assets		9	1,094		1,103

Total	$294	$4,453	$11,265	($7,887)	$8,125

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$51		$51
Current maturities of long-term debt		$1	24		25
Accounts payable and accrued liabilities	$17	49	1,877		1,943
Income taxes payable			61		61

Total current liabilities	17	50	2,013		2,080

Long-term debt, excluding current maturities		698	3,098		3,796
Long-term intercompany debt		3,226		($3,226)
Postretirement and pension liabilities			1,019		1,019
Other non-current liabilities		207	545		752
Minority interests			201		201
Commitments and contingent liabilities
Shareholders’ equity	277	272	4,389	(4,661)	277

Total	$294	$4,453	$11,265	($7,887)	$8,125

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities	($10)	($47)	($224)		($281)

Cash flows from investing activities
Capital expenditures			(36)		(36)
Intercompany investing activities		2		($2)
Other, net			(5)		(5)

Net cash provide by / (used for) investing activities		2	(41)	(2)	(41)

Cash flows from financing activities
Proceeds from long-term debt			10		10
Payments of long-term debt			(1)		(1)
Net change in short-term debt			201		201
Net change in long-term intercompany balances	13	45	(58)
Dividends paid			(2)	2
Common stock issued	5				5
Common stock repurchased	(8)				(8)
Dividends paid to minority interests, net of contributions			(9)		(9)

Net cash provided by financing activities	10	45	141	2	198

Effects of exchange rate changes on cash and cash equivalents			(7)		(7)

Net change in cash and cash equivalents			(131)		(131)

Cash and cash equivalents at January 1			471		471

Cash and cash equivalents at March 31	$0	$0	$340	$0	$340

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities	($5)	($67)	($125)		($197)

Cash flows from investing activities
Capital expenditures			(38)		(38)
Proceeds from sale of property, plant and equipment			1		1
Intercompany investing activities		403	(398)	($5)
Other, net		(1)	(9)		(10)

Net cash provide by / (used for) investing activities		402	(444)	(5)	(47)

Cash flows from financing activities
Payments of long-term debt		(21)	(107)		(128)
Net change in short-term debt			225		225
Net change in long-term intercompany balances	4	(314)	305	5
Common stock issued	1				1
Dividends paid to minority interests, net of contributions			(12)		(12)

Net cash provided by / (used for) financing activities	5	(335)	411	5	86

Effects of exchange rate changes on cash and cash equivalents

Net change in cash and cash equivalents			(158)		(158)

Cash and cash equivalents at January 1			401		401

Cash and cash equivalents at March 31	$0	$0	$243	$0	$243

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the quarter ended March 31, 2005 compared to the corresponding period in 2004 and the changes in financial condition and liquidity from December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

The Company’s principal areas of focus include improving segment income, reducing debt and reducing asbestos–related costs. Segment income is defined by the Company as net sales less cost of products sold, depreciation and amortization, selling and administrative expenses and provision for restructuring.

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

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time. The Company’s total debt of $4,023 at March 31, 2005 decreased $19 from $4,042 at March 31, 2004, and included an increase of $65 for that period due to currency exchange rates.

The Company seeks to reduce its asbestos–related costs through prudent case management. Asbestos–related payments were $41 in 2004 and $2 for the first quarter of 2005, and the Company expects to pay approximately $40 for the full year of 2005.

Results of Operations

Net Sales

Net sales in the first quarter of 2005 were $1,703, an increase of $80 or 4.9% compared to net sales of $1,623 for the same period in 2004. Sales from U.S. operations accounted for 28.7% of consolidated net sales in the first quarter of 2005 compared to 29.4% for the same period in 2004. Sales of beverage cans and ends accounted for 36.5% and sales of food cans and ends accounted for 30.2% of consolidated net sales in the first quarter of 2005 compared to 35.6% and 31.6%, respectively, in 2004.

An analysis of comparative segment net sales follows:

	Net Sales

	First Quarter		Increase / (Decrease)

Segment:	2005	2004	$	%

Americas	$ 669	$ 640	$ 29	4.5%
Europe	929	899	30	3.3%
Asia-Pacific	105	84	21	25.0%

	$1,703	$1,623	$80	4.9%

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net sales in the Americas segment for the first quarter of 2005 were $669, an increase of $29 or 4.5% compared to net sales of $640 in the first quarter of 2004. The increase in net sales for the first quarter of 2005 was primarily due to the pass–through of raw material costs to customers and currency translation of $10. The effect of currency translation was primarily due to the strengthening of the Canadian dollar against the U.S. dollar.

Net sales in the European segment for the first quarter of 2005 were $929, an increase of $30 or 3.3% compared to net sales of $899 in the first quarter of 2004. The increase in net sales for the first quarter of 2005 was primarily due to the favorable impact of currency translation from the strengthening of the euro and pound sterling against the U.S. dollar.

Net sales in the Asia–Pacific segment for the first quarter of 2005 were $105, an increase of $21 or 25.0% compared to net sales of $84 in the first quarter of 2004. The increase in net sales for the first quarter of 2005 was primarily due to increased beverage can volumes in China.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,424 for the first quarter of 2005, an increase of $63 compared to $1,361 for the same period in 2004. The increases were primarily due to the impact of currency translation of approximately $39 for the quarter and higher material costs for aluminum and steel.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 83.6% for the first quarter of 2005 compared to 83.9% for the same period in 2004.

As a result of steel price increases, the Company in 2005 has implemented significant price increases in all of its steel product categories. To date, the impact on the Company’s earnings has not been material as a result of the pass–through of increased costs to customers. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of steel surcharges or price increases. In addition, if the Company is unable to purchase steel for a significant period of time, the Company’s steel-consuming operations would be disrupted. The Company is continuing to monitor this situation and the effect on its operations.

Depreciation and Amortization

Depreciation and amortization was $72 in the first quarter of 2005, decreases of $5 and 6.5% from the prior year period. The decreases were primarily due to lower capital spending in recent years, offset by increases of $2 due to currency translation for the first quarter of 2005. The effect of currency translation was primarily due to the strengthening of the euro and pound sterling against the U.S. dollar.

Selling and Administrative Expense

Selling and administrative expense was $96 in the first quarter of 2005 compared to $92 for the same period in 2004. The increase was primarily due to increased compensation costs and $1 of currency translation in Europe from the strengthening of the euro and pound sterling against the U.S. dollar. As a percentage of net sales, selling and administrative expense was 5.6% for the first quarter of 2005 compared to 5.7% for the same period in 2004.

Segment Income

Note M to the consolidated financial statements provides a reconciliation of consolidated segment income (net sales less cost of products sold, depreciation and amortization, selling and administrative expense and provision for restructuring) to consolidated loss before income taxes, minority interests and equity earnings.

Consolidated segment income was $111 in the first quarter of 2005 compared to $93 in the first quarter of 2004. As a percentage of consolidated net sales, segment income was 6.5% in the first quarter of 2005 compared to 5.7% for the same period in 2004.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

An analysis of segment income follows:

	Segment Income

	First Quarter		Increase / (Decrease)

Segment:	2005	2004	$	%

Americas	$42	$27	$15	55.6%
Europe	80	80
Asia-Pacific	14	12	2	16.7%
Corporate	(25)	(26)	1	(3.8%	)

	$111	$93	$18	19.4%

Americas segment income, as a percentage of net sales, was 6.3% in the first quarter of 2005 compared to 4.2% for the same period in 2004. The increases in segment income and percentage margin in 2005 were primarily due to cost reduction efforts.

European segment income, as a percentage of net sales, was 8.6% in the first quarter of 2005 compared to 8.9% for the same period in 2004. Increases of $3 due to foreign currency translation and $2 due to lower depreciation were offset by lower overall volumes.

Asia-Pacific segment income was $14 in the first quarter of 2005 compared to $12 for the same period in 2004. The increase in segment income was primarily due to increased beverage can volumes in China.

Loss From Early Extinguishments of Debt

During the first quarter of 2004, the Company recognized a loss of $4 before tax, primarily in Europe, in connection with the repurchase of certain unsecured notes

Interest Expense

Interest expense increased $4 for the first quarter of 2005 versus the same period in 2004 primarily due to increased borrowing rates on the Company’s floating rate debt compared to 2004.

Translation and Exchange Adjustments

The results for the quarter ended March 31, 2005 included net foreign exchange losses of $30 compared to net losses of $4 for the same period in 2004. These losses primarily arose from unhedged foreign currency exposures created when the majority of U.S. dollar debt from the Company’s 2003 refinancing was issued by its European subsidiaries. These currency exposures may continue to result in future foreign exchange gains or losses. The Company may hedge a portion of these exposures in the future through derivative instruments or intercompany loans. Further discussion of the potential impact on earnings from the 2003 refinancing is provided in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10–Q for the quarter ended March 31, 2005.

Taxes on Income

The first quarter of 2005 included net tax charges of $0 on pre-tax losses of $6. The difference of $2 between the pre-tax loss at the U.S. statutory rate of 35% or a benefit of $2, and the tax charge of $0 was primarily due to (i) charges of $7 for valuation allowance adjustments, primarily due to U.S. losses, and $2 for withholding taxes, offset by (ii) benefits from lower non-U.S. tax rates in certain jurisdictions.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The first quarter of 2004 included a tax charge of $8 on a pre-tax loss of $3. The difference of $9 between the pre-tax loss at the U.S. statutory rate of 35%, or a benefit of $1, and the tax charge of $8 was primarily due to charges of $12 for valuation allowance adjustments where tax benefits were not recorded on pre-tax losses.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, decreased $1 in the first quarter of 2005 compared to the same period of 2004. The decrease for the first quarter of 2005 was primarily due to increased equity earnings in the beverage can joint ventures in the Middle East.

Liquidity and Capital Resources

Cash from Operations

Cash of $281 was used by operating activities in the first quarter of 2005 compared to $197 used by operations during the same period in 2004. The increase of $84 in cash used by operating activities was primarily due to an increase of $100 in cash used for working capital. The increase in working capital was primarily due to increased raw material prices in 2005.

Investing Activities

Investing activities used cash of $41 during the first quarter of 2005 compared to cash used of $47 in the prior year period. Primary investing activities were capital expenditures of $36 and $38 in 2005 and 2004, respectively.

Financing Activities

Financing activities provided cash of $198 during the first quarter of 2005 compared to cash provided of $86 during the same period in 2004. The increase in cash from financing activities compared to 2004 was used to fund the increased working capital in 2005 compared to 2004.

During the first quarter of 2005, the Company repurchased approximately 500,000 shares of its common stock for $8.

Refinancings

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

In September 2004, the Company completed an additional refinancing consisting of the sale of €350 of 6.25% first priority senior secured notes due 2011 and a new $625 senior secured credit facility. The new facility included a $400 revolving credit facility, a $100 standby letter of credit facility due in 2010 and a $125 term loan facility due in 2011. In October 2004, the Company completed an add–on issuance of €110 of 6.25% first priority senior secured notes due 2011, bringing the total of the two issuances to €460. The €350 of proceeds from the first issuance combined with the new $625 senior secured credit facility was used to refinance the existing credit and term loan facilities entered into in February, 2003, and to pay fees and expenses associated with the refinancing. The €110 of proceeds from the second issuance was used to repay the $125 term loan from September 2004 and to pay expenses associated with the issuance.

As of March 31, 2005, the Company had $260 of borrowing capacity available under its revolving credit facility, equal to the total facility of $400 less $140 of borrowings. The Company also has $27 of standby letters of credit capacity equal to $100 less $73 of standby letters of credit outstanding.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

In April 2005, the Company repurchased $35 aggregate principal of its 7.0% senior notes due 2006 at a premium of 3.0% to principal, and will recognize a loss of $1 from the early extinguishments of debt during the second quarter of 2005.

Further information relating to the Company’s liquidity and capital resources is set forth under Note F to the consolidated financial statements, which information is incorporated herein by reference.

Contractual Obligations

Purchase obligations, covering new agreements for raw materials and energy, increased by $96 in 2005 and $48 in 2006 above the amounts provided within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appear in Part I within Item 1 of this report under Note J, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first three months of 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share–Based Payment.” FAS 123(R) replaces SFAS No. 123 (“FAS 123”), “Accounting for Stock–Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123(R) requires that the cost of share–based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant–date fair values. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. Under FAS 123(R), the Company must select an appropriate valuation model to calculate the fair value of its share–based payments for awards made subsequent to adoption of the standard, and a transition method for recognizing compensation expense. Valuations of awards granted prior to adoption of the standard have been and will be calculated using the Black–Scholes Option Pricing model. Upon adoption of the standard, these prior valuations will not be reassessed. The transition methods provided in the standard include modified prospective and retrospective options. Under the modified prospective method, compensation expense for all unvested stock awards, measured by the grant–date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period, based on the estimated number of awards that are expected to vest. Under the retrospective method, prior reporting periods back to the date of issuance of FAS 123 may be restated. The restatement of prior periods under the retrospective method will be based on the amounts previously recognized in the pro forma disclosures required by the original provisions of FAS 123. The Company is currently evaluating the requirements of FAS 123(R) and intends to adopt the new standard on January 1, 2006, the amended effective date set for public companies by the U.S. Securities and Exchange Commission.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

In November 2004, the FASB issued SFAS No. 151 (“FAS 151”), “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” FAS 151 amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs and material spoilage should be expensed as incurred and not included in overhead. Additionally, FAS 151 requires that the allocation of fixed production overheads to the costs of conversion should be based on normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As required, the Company will prospectively adopt the standard at the beginning of 2006. The Company is currently evaluating the effect that the adoption of FAS 151 will have, but does not expect that it will have a material impact on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will prospectively adopt the new standard in 2006.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the Cost of Products Sold section and in the discussions of asbestos in Note I, commitments and contingencies in Note J and pension and other postretirement benefits in Note L to the consolidated financial statements included in this Quarterly Report on Form 10–Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2004, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward–looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time, make oral or written statements which are also “forward–looking statements.”

These forward–looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward–looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward–looking statements.

While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with the preparation of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in the Company’s quarterly, annual or other reports filed with the Securities and Exchange Commission (“SEC”), the Company does not intend to review or revise any particular forward–looking statement in light of future events.

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004 within Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10–Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Crown Holdings, Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Following its refinancing in 2003, the Company has significant U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings. As of March 31, 2005, the Company had approximately $1.3 billion of net U.S. dollar–denominated liability exposure in its European subsidiaries, including approximately $0.9 billion in subsidiaries with the euro as their functional currency and approximately $0.4 billion in subsidiaries with the pound sterling as their functional currency. In addition, a euro functional currency subsidiary had a Canadian dollar asset exposure of approximately $0.5 billion from an intercompany loan. Based on the exposures at March 31, 2005, a one percentage change in the functional currencies against the exposure would result in an exchange gain or loss of approximately $8 million before tax.

As of March 31, 2005, the Company had approximately $0.8 billion principal floating interest rate debt, including $0.5 billion from outstanding interest rate swaps as discussed in Note G to the consolidated financial statements, which information is incorporated herein by reference. A change of .25% in these floating interest rates would change annual interest expense by approximately $2 million before tax.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10–Q, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company’s potential asbestos–related liabilities and other litigation, see Note I entitled “Asbestos–Related Liabilities” and Note J entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about Crown Holdings, Inc.’s purchase of equity securities during the quarter ended March 31, 2005.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program (millions of dollars)

March 1 – March 31	500,000	16.9582	500,000	$41.5

As disclosed in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004, the Company’s Board of Directors has authorized the repurchase of up to $50 million of the Company’s outstanding stock from time to time through December 31, 2006, in the open market or through privately negotiated transactions subject to the terms of the Company’s debt agreements, market conditions and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion. The repurchased shares are expected to be used for the Company’s stock–based benefit plans, and to offset dilution resulting from the issuance of shares thereunder and for other general corporate purposes.

Item 4.	Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held April 28, 2005. The matters voted upon and the results thereof are as follows:

(1)	Election of the Board of Directors	- - - - VOTES - - - -

		For	Withheld

	Jenne K. Britell	149,108,376	1,999,179
	John W. Conway	147,601,435	3,506,120
	Arnold W. Donald	143,119,483	7,988,072
	Marie L. Garibaldi	149,077,846	2,029,709
	William G. Little	149,093,398	2,014,157
	Hans L. Löliger	145,210,881	5,896,674
	Thomas A. Ralph	141,755,794	9,351,761
	Hugues du Rouret	149,090,104	2,017,451
	Alan W. Rutherford	146,914,426	4,193,129
	Harold A. Sorgenti	143,898,712	7,208,843
	William S. Urkiel	149,079,950	2,027,605

Crown Holdings, Inc.

(2)	Resolution for the ratification of the appointment of independent auditors for the fiscal year ending December 31, 2005:

For	Withheld	Abstain
148,548,377	804,635	1,754,543

(3)	Resolution for the adoption of the Company’s amended Stock Compensation Plan for Non-Employee Directors:

For	Withheld	Abstain
100,303,800	13,748,750	335,769

Item 5.	Other Information

None.

Item 6.	Exhibits

10.	Amendment No. 1, effective April 1, 2005, to the Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004.

31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  May 4, 2005