Form 10-Q
period 2005-06-30
CROWN HOLDINGS INC
filed 2005-08-04
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

There were 166,394,997 shares of Common Stock outstanding as of July 30, 2005.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended June 30,	2005	2004

Net sales	$2,017	$1,836

Cost of products sold, excluding depreciation and amortization	1,654	1,501
Depreciation and amortization	75	76

Gross profit	288	259

Selling and administrative expense	102	90
Gain on sale of assets and provision for asset impairments, net	(17)
Loss from early extinguishments of debt	2
Interest expense	95	89
Interest income	(2)	(1)
Translation and exchange adjustments	65	23

Income before income taxes, minority interests and equity earnings	43	58

Provision for income taxes	8	16
Minority interests and equity earnings	(7)	(6)

Net income	$28	$36

Earnings per average common share:
Basic	$.17	$.22

Diluted	$.16	$.22

Weighted average common shares outstanding:
Basic	165,694,221	165,165,133
Diluted	171,526,145	167,343,493

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Six months ended June 30,	2005	2004

Net sales	$3,720	$3,459

Cost of products sold, excluding depreciation and amortization	3,078	2,862
Depreciation and amortization	147	153

Gross profit	495	444

Selling and administrative expense	198	182
Gain on sale of assets and provision for asset impairments, net	(22)
Loss from early extinguishments of debt	2	4
Interest expense	189	179
Interest income	(4)	(3)
Translation and exchange adjustments	95	27

Income before income taxes, minority interests and equity earnings	37	55

Provision for income taxes	8	24
Minority interests and equity earnings	(11)	(11)

Net income	$18	$20

Earnings per average common share:
Basic	$.11	$.12

Diluted	$.10	$.12

Weighted average common shares outstanding:
Basic	165,756,374	165,120,811
Diluted	171,694,310	167,247,804

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30,	December 31,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$265	$471
Receivables, net	987	900
Inventories	1,009	894
Prepaid expenses and other current assets	72	78

Total current assets	2,333	2,343

Investments	84	85
Goodwill	2,421	2,592
Property, plant and equipment, net	1,798	2,002
Other non-current assets	1,015	1,103

Total	$7,651	$8,125

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$47	$51
Current maturities of long-term debt	25	25
Accounts payable and accrued liabilities	1,911	1,943
Income taxes payable	60	61

Total current liabilities	2,043	2,080

Long-term debt, excluding current maturities	3,635	3,796
Postretirement and pension liabilities	981	1,019
Other non-current liabilities	646	752
Minority interests	185	201
Commitments and contingent liabilities (Note J)
Shareholders’ equity	161	277

Total	$7,651	$8,125

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Six months ended June 30,	2005	2004

Net cash used for operating activities	($53)	($66)

Cash flows from investing activities
Capital expenditures	(71)	(66)
Proceeds from sale of property, plant and equipment	22	5
Other, net	(7)	(6)

Net cash used for investing activities	(56)	(67)

Cash flows from financing activities
Proceeds from long-term debt	10	1
Payments of long-term debt	(72)	(135)
Net change in short-term debt	17	135
Common stock repurchased	(14)
Common stock issued	6	1
Minority dividends, net of contributions	(28)	(17)

Net cash used for financing activities	(81)	(15)

Effect of exchange rate changes on cash and cash equivalents	(16)	(2)

Net change in cash and cash equivalents	(206)	(150)

Cash and cash equivalents at January 1	471	401

Cash and cash equivalents at June 30	$265	$251

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Comprehensive Income		Common	Paid-In	Unearned	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year–To–Date	Stock	Capital	Compensation	Deficit	Stock	Loss	Total

Balance at January 1, 2004			$929	$1,699		($1,215)	($103)	($1,170)	$140
Net income	$ 36	$ 20				20			20
Translation adjustments	(17)	19						19	19
Derivatives qualifying as hedges	(3)	3						3	3

Comprehensive income	$16	$42

Common stock issued —benefit plans							1		1

Balance at June 30, 2004			$929	$1,699		($1,195)	($102)	($1,148)	$183

	Comprehensive Loss		Common	Paid-In	Unearned	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year–To–Date	Stock	Capital	Compensation	Deficit	Stock	Loss	Total

Balance at January 1, 2005			$929	$1,699		($1,164)	($100)	($1,087)	$277
Net income	$28	$ 18				18			18
Translation adjustments	(84)	(116)						(116)	(116)
Derivatives qualifying as hedges	(6)	(6)						(6)	(6)
Available for sale securities	(2)	(5)						(5)	(5)

Comprehensive loss	($64)	($109)

Restricted stock issued				5	($8)		3
Earned compensation on restricted stock					1				1
Stock repurchased				(10)			(4)		(14)
Common stock issued — benefit plans				1			5		6

Balance at June 30, 2005			$929	$1,695	($7)	($1,146)	($ 96)	($1,214)	$161

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its wholly–owned and majority–owned subsidiary companies (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of June 30, 2005 and the results of its operations and cash flows for the three and six month periods ended June 30, 2005 and 2004. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

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

B.	Recent Accounting and Reporting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share–Based Payment.” FAS 123(R) replaces SFAS No. 123 (“FAS 123”), “Accounting for Stock–Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123(R) requires that the cost of share–based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant–date fair values. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. Under FAS 123(R), the Company must select an appropriate valuation model to calculate the fair value of its share–based payments for awards made subsequent to adoption of the standard and a transition method for recognizing compensation expense. Valuations of awards granted prior to adoption of the standard have been and will be calculated using the Black–Scholes Option Pricing model. Upon adoption of the standard, these prior valuations will not be reassessed. The transition methods provided in the standard include modified prospective and retrospective options. Under the modified prospective method, compensation expense for all unvested stock awards, measured by the grant–date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period, based on the estimated number of awards that are expected to vest. Under the retrospective method, prior reporting periods back to the date of issuance of FAS 123 may be restated. The restatement of prior periods under the retrospective method will be based on the amounts previously recognized in the pro forma disclosures required by the original provisions of FAS 123. The Company is currently evaluating the requirements of FAS 123(R) and intends to adopt the new standard on January 1, 2006, the amended effective date set for public companies by the U.S. Securities and Exchange Commission.

C.	Stock–Based Compensation

During the first quarter of 2005, the Company issued 604,196 shares of restricted stock to employees. Compensation expense of $8, equal to the fair value of the shares at the date of issuance, will be recognized ratably over the three-year vesting period.

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

Crown Holdings, Inc.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123(R) to stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income, as reported	$28	$36	$18	$20

Add: stock–based compensation expense already included in net income as reported, net of related tax effects			1
Deduct: pro forma employee stock–based compensation, related to stock options and restricted stock grants, net of related tax effects	(3)	(2)	(7)	(3)

Pro forma net income	$25	$34	$12	$17

Earnings per share:
Basic – as reported	$.17	$.22	$.11	$.12

– pro forma	$.15	$.21	$.07	$.10

Diluted – as reported	$.16	$.22	$.10	$.12

– pro forma	$.15	$.20	$.07	$.10

D.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the six month period ended June 30, 2005 were as follows:

	Americas	Europe	Total

Balance as of January 1, 2005	$656	$1,936	$2,592
Foreign currency translation	(3)	(168)	(171)

Balance as of June 30, 2005	$653	$1,768	$2,421

E.	Inventories

	June 30,	December 31,
	2005	2004

Finished goods	$434	$307
Work in process	133	111
Raw material and supplies	442	476

	$1,009	$894

F.	Debt and Liquidity

In the first quarter of 2004, the Company purchased $21 aggregate principal of its 8.38% notes due 2005 at a premium of 4.5% to principal and €85 aggregate principal of its 6.00% notes due 2004 at a premium of 3.0% to principal, and recognized a loss of $4 from the early extinguishments of debt.

In the second quarter of 2005, the Company repurchased $70 aggregate principal of its 7.00% notes due 2006 at a premium of 3.0% to principal, and recognized a loss of $2 from the early extinguishments of debt.

Crown Holdings, Inc.

The Company recognized unrealized foreign exchange losses of $65 and $23 during the second quarter of 2005 and 2004, respectively, and losses of $95 and $27 during the first six months of 2005 and 2004, respectively, arising primarily from unhedged currency exposures in Europe from the sale of senior secured notes in 2003.

In June 2005, the Company entered into a new €120 European securitization facility. Under this facility, certain subsidiaries in the U.K. and France sell receivables to an entity formed in France for the sole purpose of buying receivables from the selling subsidiaries. The buying entity finances the purchase of receivables by the issue of senior units to a company in which Crown does not retain any interest. The selling subsidiaries continue to service the receivables for a fee, but do not retain any interest in the receivables sold and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheet. At June 30, 2005, $125 of receivables were securitized under this program.

During the first six months of 2005, the Company paid $30 to terminate interest rate swaps with a combined notional value of $900. As of June 30, 2005, the Company had no remaining outstanding interest rate swaps.

G.	Asset Disposals and Impairments

During the first six months of 2005, the Company recognized a net gain of $22 relating to asset disposals and impairments. The gain of $22 included $16 for asset disposals and $7 for the reversal of a provision in Asia, offset by $1 for asset impairments in the U.S. In Asia, the Company received a waiver of a local requirement to divest a portion of one of its subsidiaries and, accordingly, reversed its provision for the expected loss on divestiture. During the first six months of 2004, the Company sold various assets for $5 and had no total net gain or loss.

H.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the six months ended June 30, 2005 and 2004, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2004	$23	$ 2	$25
Payments made	(8)	(1)	(9)

Balance as of June 30, 2004	$15	$ 1	$16

Balance as of January 1, 2005	$14	$ 1	$15
Payments made	(10)		(10)
Foreign currency translation	(1)		(1)

Balance as of June 30, 2005	$ 3	$ 1	$ 4

The June 30, 2005 balance includes provisions for termination benefits established in 2004 and 2003 restructuring actions, and for other exit costs for actions prior to 2003. The balance includes employee-related agreements with unions and governmental agencies as well as lease arrangements with landlords for which payments are extended over time. The balance of the restructuring reserve was included in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

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

Prior to 1998, the amounts paid to asbestos claimants were covered by a fund made available to Crown Cork under a 1985 settlement with carriers insuring Crown Cork through 1976, when Crown Cork became self–insured. The fund was depleted in 1998 and the Company has no remaining coverage for asbestos–related costs.

Crown Holdings, Inc.

In May 2005, January 2005 and April 2004, the States of Florida, Ohio and Mississippi, respectively, enacted legislation that limits the asbestos–related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new legislation, which applies to future and pending claims, caps asbestos–related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos–related claims than the total adjusted value of its predecessor’s assets. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos–related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos–related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos–related cases against Crown Cork in Philadelphia and remanded the cases to the Philadelphia Court of Common Pleas (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Court ruled that the new statute, as applied, violated the Pennsylvania Constitution because it retroactively extinguished the plaintiffs’ pre–existing and accrued causes of action. The Company believed that the ruling by the court was limited only to cases which were pending at the time the legislation was enacted and, in November 2004, the Commonwealth of Pennsylvania enacted legislation amending the 2001 successor liability statute providing that the 2001 statute applies only to asbestos–related claims with respect to which the two–year statute of limitations for asbestos–related claims began to run after the statute was enacted on December 17, 2001. On December 10, 2004, the Company filed a global motion for summary judgment in the Philadelphia Court of Common Pleas to dismiss all pending asbestos–related cases filed in the court after December 17, 2003 (In re: Asbestos–Litigation October term 1986, No. 001). The Company cautions, however, that the Company’s position regarding the limitation of the Pennsylvania Supreme Court ruling may not be upheld.

In recent years, certain other state and federal legislators have considered legislation to reform the reatment of asbestos–related personal injury claims. In April of 2005, the Fairness in Asbestos Injury Resolution Act of 2005 (the “FAIR Bill”) was introduced in the United States Senate and is being considered by the Senate Judiciary Committee. The FAIR Bill would create a national trust fund in lieu of state and federal litigation to compensate people with asbestos–related diseases. The trust fund would require contributions from companies, such as Crown Cork, that have made past payments for asbestos–related personal injury claims and would limit the payments made by such companies relating to asbestos–related liabilities during the life of the fund. There can be no assurance that federal asbestos legislation, such as the FAIR Bill, will be passed into law or the form that any such legislation will take. Due to this uncertainty, the Company has not considered possible federal legislation in evaluating the adequacy of the Company’s reserve for asbestos–related claims.

During the six months ended June 30, 2005, Crown Cork received approximately 6,000 new claims, settled or dismissed approximately 2,000 claims for a total of $5 and had approximately 78,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

Crown Holdings, Inc.

As of June 30, the Company’s accrual for pending and future asbestos–related claims was $223. The Company estimates that its probable and estimable liability for pending and future asbestos–related claims will range between $223 and $341. The accrual balance of $223 includes $104 for unasserted claims and $9 for committed settlements that will be paid over time.

Historically (1977–2004), Crown Cork estimates that approximately one–quarter of all asbestos–related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual and range of potential liability any amounts for settlements by persons alleging first exposure to asbestos after 1964.

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Texas, Florida, Mississippi, Ohio and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos–related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2014. The upper end of the Company’s estimated range of possible asbestos costs of $341 includes claims beyond that date.

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

The Company is subject to various other lawsuits and claims with respect to matters such as governmental and environmental regulations, recent price increases by one of the Company’s suppliers, and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position or cash flow of the Company.

Crown Holdings, Inc.

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

At June 30, 2005, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits, the maximum potential liability was $47. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.

At June 30, 2005, the Company had guarantees of $36 related to the residual values of leased assets and recorded a liability of $8 related to these guarantees.

K.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Earnings:
Net income	$ 28	$ 36	$ 18	$ 20

Weighted average common shares outstanding:
Basic	165.7	165.2	165.8	165.1
Add: dilutive stock options and restricted stock	5.8	2.1	5.9	2.1

Diluted	171.5	167.3	171.7	167.2

Basic earnings per share	$.17	$.22	$.11	$.12

Diluted earnings per share	$.16	$.22	$.10	$.12

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 3.6 million shares for the three and six months ended June 30, 2005, and 3.9 million shares for the three and six months ended June 30, 2004. These shares were excluded because the exercise prices of the outstanding options were above the average market prices for the related periods.

Crown Holdings, Inc.

L.	Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	June 30		June 30

Pension Benefits - U.S. Plans	2005	2004	2005	2004

Service cost	$3	$3	$5	$5
Interest cost	19	20	39	40
Expected return on plan assets	(21)	(19)	(42)	(37)
Recognized prior service cost			1	1
Recognized actuarial net gain	16	16	32	31

Net periodic benefit cost	$17	$20	$35	$40

	Three Months Ended		Six Months Ended
	June 30		June 30

Pension Benefits - Non-U.S. Plans	2005	2004	2005	2004

Service cost	$10	$8	$19	$16
Interest cost	42	42	85	82
Expected return on plan assets	(56)	(55)	(112)	(108)
Recognized prior service cost	(2)	(3)	(4)	(4)
Recognized actuarial net gain	14	14	27	26

Net periodic benefit cost	$8	$6	$15	$12

	Three Months Ended		Six Months Ended
	June 30		June 30

Other Postretirement Benefits	2005	2004	2005	2004

Service cost	$1		$2	$1
Interest cost	9	$9	19	19
Recognized prior service cost	(3)	(3)	(6)	(6)
Recognized actuarial net gain	4	3	8	6

Net periodic benefit cost	$11	$9	$23	$20

Crown Holdings, Inc.

M.	Segment Information

The Company has three reportable operating segments: Americas, Europe, and Asia-Pacific. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarters costs. Divisional headquarters cost are reported within the operating segments.

The interim segment information is as follows:

Three Months ended June 30,

2005	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$808	$1,097	$112		$2,017
Segment income / (loss)	65	131	15	($25)	186

2004

External sales	748	996	92		1,836
Segment income / (loss)	60	117	14	(22)	169

Six Months ended June 30,

2005	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$1,477	$2,026	$217		$3,720
Segment income / (loss)	107	211	29	($50)	297

2004

External sales	1,388	1,895	176		3,459
Segment income / (loss)	87	197	26	(48)	262

The following table reconciles the Company’s consolidated segment income to consolidated income before income taxes, minority interests and equity earnings:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Segment income	$186	$169	$297	$262
Gain on sale of assets and provision for asset impairments, net	(17)		(22)
Loss from early extinguishments of debt	2		2	4
Interest expense	95	89	189	179
Interest income	(2)	(1)	(4)	(3)
Translation and exchange adjustments	65	23	95	27

Income before income taxes,minority interests and equity earnings	$ 43	$ 58	$ 37	$ 55

Crown Holdings, Inc.

N.	Condensed Combining Financial Information

In 2003, Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, issued $2,116 of senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivables securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. For additional historical financial information for these subsidiaries, see Note X to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The following condensed combining financial statements:

• statements of operations for the three and six months ended June 30, 2005 and 2004,
• balance sheets as of June 30, 2005 and December 31, 2004, and
• cash flows for the six months ended June 30, 2005 and 2004 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,362	$655		$2,017

Cost of products sold, excluding depreciation
and amortization		($6)	1,140	520		1,654
Depreciation and amortization			52	23		75

Gross profit		6	170	112		288

Selling and administrative expense			75	27		102
Gain on sale of assets and provision for asset impairments, net			(10)	(7)		(17)
Loss from early extinguishments of debt			2			2
Net interest expense		30	62	1		93
Technology royalty			(9)	9
Translation and exchange adjustments		17	30	18		65

Income / (loss) before income taxes,
minority interests and equity earnings		(41)	20	64		43
Provision/(benefit) for income taxes		(1)	(13)	22		8
Equity earnings/(loss)	$28	63	(5)		($86)

Income before minority interests and equity earnings	28	23	28	42	(86)	35
Minority interests and equity earnings				(7)		(7)

Net income	$28	$23	$28	$35	($86)	$28

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$2,536	$1,184		$3,720

Cost of products sold, excluding depreciation
and amortization		($10)	2,134	954		3,078
Depreciation and amortization			102	45		147

Gross profit		10	300	185		495

Selling and administrative expense			147	51		198
Gain on sale of assets and provision for asset impairments, net			(10)	(12)		(22)
Loss from early extinguishments of debt			2			2
Net interest expense		61	120	4		185
Technology royalty			(15)	15
Translation and exchange adjustments		26	40	29		95

Income / (loss) before income taxes,
minority interests and equity earnings		(77)	16	98		37
Provision / (benefit) for income taxes			(21)	29		8
Equity earnings / (loss)	$18	105	(19)		($104)

Income before minority interests and equity earnings	18	28	18	69	(104)	29
Minority interests and equity earnings				(11)		(11)

Net income	$18	$28	$18	$58	($104)	$18

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$14	$80	$171		$265
Receivables, net		3	336	648		987
Intercompany receivables		1	53	36	($90)
Inventories			603	406		1,009
Prepaid expenses and other current assets	$1		47	24		72

Total current assets	1	18	1,119	1,285	(90)	2,333

Intercompany debt receivables	11	2,620	1,485	880	(4,996)
Investments			76	8		84
Investments in subsidiaries	164	3,046	(21)		(3,189)
Goodwill			1,824	597		2,421
Property, plant and equipment, net			1,209	589		1,798
Other non-current assets		69	906	40		1,015

Total	$176	$5,753	$6,598	$3,399	($8,275)	$7,651

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$19	$28		$47
Current maturities of long-term debt			1	24		25
Accounts payable and accrued liabilities	$15	$86	1,182	628		1,911
Intercompany payables			36	54	($90)
Income taxes payable		5	33	22		60

Total current liabilities	15	91	1,271	756	(90)	2,043

Long-term debt, excluding current maturities		2,684	885	66		3,635
Long-term intercompany debt		1,431	2,802	763	(4,996)
Postretirement and pension liabilities			966	15		981
Other non-current liabilities		11	510	125		646
Minority interests				185		185
Commitments and contingent liabilities

Shareholders’ equity	161	1,536	164	1,489	(3,189)	161

Total	$176	$5,753	$6,598	$3,399	($8,275)	$7,651

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by /(used for) operating activities	($3)	($71)	($37)	$58		($53)

Cash flows from investing activities
Capital expenditures			(53)	(18)		(71)
Proceeds from sale of property, plant and equipment			14	8		22
Intercompany investing activities		37	14		($51)
Other, net				(7)		(7)

Net cash provided by / (used for) investing activities		37	(25)	(17)	(51)	(56)

Cash flows from financing activities

Proceeds from long-term debt				10		10
Payments of long-term debt			(71)	(1)		(72)
Net change in short-term debt			35	(18)		17
Net change in long-term intercompany balances	11	47	29	(87)
Common stock repurchased	(14)					(14)
Common stock issued	6					6
Dividends paid			(15)	(36)	51
Minority dividends, net of contributions				(28)		(28)

Net cash provided by / (used for) financing activities	3	47	(22)	(160)	51	(81)

Effect of exchange rate changes on cash and cash equivalents			(4)	(12)		(16)

Net change in cash and cash equivalents		13	(88)	(131)		(206)

Cash and cash equivalents at January 1		1	168	302		471

Cash and cash equivalents at June 30	$0	$14	$80	$171	$0	$265

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by /(used for) operating activities	$2	($50)	($59)	$41		($66)

Cash flows from investing activities
Capital expenditures			(51)	(15)		(66)
Proceeds from sale of property, plant and equipment			2	3		5
Intercompany investing activities		415	422	30	($867)
Other, net			4	(10)		(6)

Net cash provided by / (used for) investing activities		415	377	8	(867)	(67)

Cash flows from financing activities

Proceeds from long-term debt				1		1
Payments of long-term debt			(21)	(114)		(135)
Net change in short-term debt		7	114	14		135
Net change in long-term intercompany balances	(3)	28	(444)	419
Common stock issued	1					1
Dividends paid		(400)	(34)	(433)	867
Minority dividends, net of contributions				(17)		(17)

Net cash used for financing activities	(2)	(365)	(385)	(130)	867	(15)

Effect of exchange rate changes on cash and cash equivalents			(1)	(1)		(2)

Net change in cash and cash equivalents			(68)	(82)		(150)

Cash and cash equivalents at January 1		5	118	278		401

Cash and cash equivalents at June 30	$0	$5	$50	$196	$0	$251

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations for the three and six months ended June 30, 2005 and 2004,
• balance sheets as of June 30, 2005 and December 31, 2004 and
• cash flows for the six months ended June 30, 2005 and 2004 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$2,017		$2,017

Cost of products sold, excluding depreciationand amortization			1,654		1,654
Depreciation and amortization			75		75

Gross profit			288		288

Selling and administrative expense		$1	101		102
Gain on sale of assets and provision for asset impairments, net			(17)		(17)
Loss from early extinguishments of debt			2		2
Net interest expense		81	12		93
Translation and exchange adjustments			65		65

Income / (loss) before income taxes, minority interests and equity earnings		(82)	125		43
Provision / (benefit) for income taxes		(31)	39		8
Equity earnings	$28	75		($103)

Income before minority interests and equity earnings	28	24	86	(103)	35
Minority interests and equity earnings		4	(11)		(7)

Net income	$28	$28	$75	($103)	$28

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$3,720		$3,720

Cost of products sold, excluding depreciation and amortization			3,078		3,078
Depreciation and amortization			147		147

Gross profit			495		495

Selling and administrative expense		$3	195		198
Gain on sale of assets and provision for asset impairments, net			(22)		(22)
Loss from early extinguishments of debt			2		2
Net interest expense		162	23		185
Translation and exchange adjustments			95		95

Income / (loss) before income taxes, minority interests and equity earnings		(165)	202		37
Provision / (benefit) for income taxes		(58)	66		8
Equity earnings	$18	118		($136)

Income before minority interests and equity earnings	18	11	136	(136)	29
Minority interests and equity earnings		7	(18)		(11)

Net income	$18	$18	$118	($136)	$18

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$3,459		$3,459

Cost of products sold, excluding depreciation and amortization			2,862		2,862
Depreciation and amortization			153		153

Gross profit			444		444

Selling and administrative expense		$2	180		182
(Gain) / loss on sale of assets, net		1	(1)
Loss from early extinguishments of debt		1	3		4
Net interest expense		157	19		176
Translation and exchange adjustments			27		27

Income / (loss) before income taxes, minority interests and equity earnings		(161)	216		55
Provision / (benefit) for income taxes		(49)	73		24
Equity earnings	$20	125		($145)

Income before minority interests and equity earnings	20	13	143	(145)	31
Minority interests and equity earnings		7	(18)		(11)

Net income	$20	$20	$125	($145)	$20

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$265		$265
Receivables, net			987		987
Inventories			1,009		1,009
Prepaid expenses and other current assets	$1		71		72

Total current assets	1		2,332		2,333

Intercompany debt receivables	11		3,330	($3,341)
Investments	164	$4,439	28	(4,547)	84
Goodwill			2,421		2,421
Property, plant and equipment, net			1,798		1,798
Other non-current assets		9	1,006		1,015

Total	$176	$4,448	$10,915	($7,888)	$7,651

Liabilities and shareholders’ equity
Current liabilities
Short-term debt		$1	$46		$47
Current maturities of long-term debt			25		25
Accounts payable and accrued liabilities	$15	46	1,850		1,911
Income taxes payable			60		60

Total current liabilities	15	47	1,981		2,043

Long-term debt, excluding current maturities		698	2,937		3,635
Long-term intercompany debt		3,341		($3,341)
Postretirement and pension liabilities			981		981
Other non-current liabilities		198	448		646
Minority interests			185		185
Commitments and contingent liabilities
Shareholders’ equity	161	164	4,383	(4,547)	161

Total	$176	$4,448	$10,915	($7,888)	$7,651

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$471		$471
Receivables, net			900		900
Inventories			894		894
Prepaid expenses and other current assets			78		78

Total current assets			2,343		2,343

Intercompany debt receivables	$22		3,204	($3,226)
Investments	272	$4,444	30	(4,661)	85
Goodwill			2,592		2,592
Property, plant and equipment, net			2,002		2,002
Other non-current assets		9	1,094		1,103

Total	$294	$4,453	$11,265	($7,887)	$8,125

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$51		$51
Current maturities of long-term debt		$1	24		25
Accounts payable and accrued liabilities	$17	49	1,877		1,943
Income taxes payable			61		61

Total current liabilities	17	50	2,013		2,080

Long-term debt, excluding current maturities		698	3,098		3,796
Long-term intercompany debt		3,226		($3,226)
Postretirement and pension liabilities			1,019		1,019
Other non-current liabilities		207	545		752
Minority interests			201		201
Commitments and contingent liabilities
Shareholders’ equity	277	272	4,389	(4,661)	277

Total	$294)	$4,453	$11,265	($7,887)	$8,125

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	($3)	($117)	$67		($53)

Cash flows from investing activities
Capital expenditures			(71)		(71)
Proceeds from sale of property, plant and equipment			22		22
Intercompany investing activities		3		($3)
Other, net			(7)		(7)

Net cash provided by / (used for) investing activities		3	(56)	(3)	(56)

Cash flows from financing activities
Proceeds from long-term debt			10		10
Payments of long-term debt			(72)		(72)
Net change in short-term debt			17		17
Net change in long-term intercompany balances	11	114	(125)
Common stock repurchased	(14)				(14)
Common stock issued	6				6
Dividends paid			(3)	3
Minority dividends, net of contributions			(28)		(28)

Net cash provided by / (used for)financing activities	3	114	(201)	3	(81)

Effect of exchange rate changes on cash and cash equivalents			(16)		(16)

Net change in cash and cash equivalents			(206)		(206)

Cash and cash equivalents at January 1			471		471

Cash and cash equivalents at June 30	$0	$0	$265	$0	$265

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$2	($119)	$51		($66)

Cash flows from investing activities
Capital expenditures			(66)		(66)
Proceeds from sale of property, plant and equipment			5		5
Intercompany investing activities		403	(398)	($5)
Other, net		4	(10)		(6)

Net cash provided by / (used for) investing activities		407	(469)	(5)	(67)

Cash flows from financing activities
Proceeds from long-term debt			1		1
Payments of long-term debt		(22)	(113)		(135)
Net change in short-term debt			135		135
Net change in long-term intercompany balances	(3)	(264)	267
Common stock issued	1				1
Dividends paid			(5)	5
Minority dividends, net of contributions			(17)		(17)

Net cash provided by / (used for) financing activities	(2)	(286)	268	5	(15)

Effect of exchange rate changes on cash and cash equivalents			(2)		(2)

Net change in cash and cash equivalents		2	(152)		(150)

Cash and cash equivalents at January 1			401		401

Cash and cash equivalents at June 30	$0	$2	$249	$0	$251

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and six months ended June 30, 2005 compared to the corresponding periods in 2004 and the changes in financial condition and liquidity from December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004 along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

The Company’s principal areas of focus include improving segment income, reducing debt and reducing asbestos–related costs. Segment income is defined by the Company as net sales less cost of products sold, depreciation and amortization, selling and administrative expenses and provision for restructuring.

Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. Key strategies for building and expanding the business include targeting geographic markets with strong growth potential, such as, Asia, Latin America, the Middle East and southern and central Europe, improving selling prices in certain product lines and developing innovative packaging products using proprietary technology. The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and benefit costs. The Company operates globally and has significant revenues, income, cash flow and debt denominated in currencies other than the U.S. dollar.

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time. The Company’s total debt of $3,707 at June 30, 2005 decreased $197 from $3,904 at June 30, 2004.

The Company seeks to reduce its asbestos–related costs through prudent case management. Asbestos–related payments were $41 in 2004 and $10 for the first six months of 2005, and the Company expects to pay approximately $30 for the full year of 2005.

Results of Operations

Net Sales

Net sales in the second quarter of 2005 were $2,017, an increase of $181 or 9.9% compared to net sales of $1,836 for the same period in 2004. Net sales in the first six months of 2005 were $3,720, an increase of $261 or 7.5% compared to net sales of $3,459 for the same period in 2004. Sales from U.S. operations accounted for 29.3% of consolidated net sales in the first six months of 2005 compared to 30.1% for the same period in 2004. Sales of beverage cans and ends accounted for 38.1% and sales of food cans and ends accounted for 29.8% of consolidated net sales in the first six months of 2005 compared to 37.4% and 30.6%, respectively, in 2004.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

An analysis of comparative segment net sales follows:

	Net Sales				Percentage Change

	Second Quarter		Six Months Ended		Second	Six
	2005	2004	2005	2004	Quarter	Months

Segment:

Americas	$ 808	$ 748	$1,477	$1,388	8.0%	6.4%
Europe	1,097	996	2,026	1,895	10.1%	6.9%
Asia-Pacific	112	92	217	176	21.7%	23.3%

	$2,017	$1,836	$3,720	$3,459	9.9%	7.5%

Net sales in the Americas segment for the second quarter of 2005 were $808, an increase of $60 or 8.0% compared to net sales of $748 in the second quarter of 2004. Net sales for the first six months of 2005 were $1,477, an increase of $89 or 6.4% compared to net sales of $1,388 in the first six months of 2004. The increase in net sales for the second quarter and first six months of 2005 was primarily due to the pass–through of higher steel and aluminum costs to customers.

Net sales in the European segment for the second quarter of 2005 were $1,097, an increase of $101 or 10.1% compared to net sales of $996 in the second quarter of 2004. Net sales for the first six months of 2005 were $2,026, an increase of $131 or 6.9% compared to net sales of $1,895 in the first six months of 2004. The increase in net sales for the second quarter and the first six months of 2005 was primarily due to the favorable impact of currency translation from the strengthening of the euro and sterling against the U.S. dollar, including $41 for the quarter and $77 for the first six months, and the pass–through of higher steel and aluminum costs to customers.

Net sales in the Asia–Pacific segment for the second quarter of 2004 were $112, an increase of $20 or 21.7% compared to net sales of $92 in the second quarter of 2004. Net sales for the first six months of 2005 were $217, an increase of $41 or 23.3% compared to $176 in the first six months of 2004. The increase in net sales for the second quarter and first six months of 2005 was primarily due to increased beverage can volumes in China and Southeast Asia.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,654 and $3,078 for the three and six months ended June 30, 2005, increases of $153 and $216 compared to $1,501 and $2,862 for the same periods in 2004. The increases were primarily due to the impact of currency translation of approximately $47 for the quarter and $86 for the six months, and higher material costs for steel and aluminum.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 82.0% and 82.7% for the three and six months ended June 30, 2005 compared to 81.8% and 82.7% for the same periods in 2004.

As a result of steel price increases, the Company in 2005 has implemented significant price increases in all of its steel product categories. To date, the impact on the Company’s earnings has not been material as a result of the pass–through of increased costs to customers. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of steel surcharges or price increases. In addition, if the Company is unable to purchase steel for a significant period of time, the Company’s steel–consuming operations would be disrupted. The Company is continuing to monitor this situation and the effect on its operations.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Depreciation and Amortization

Depreciation and amortization was $75 and $147 in the second quarter and six months of 2005, decreases of $1 or 1.3% and $6 or 3.9% from the prior year periods. The decreases were primarily due to lower capital spending in recent years, offset by increases of $2 and $4 due to currency translation for the second quarter and six months, respectively. The effect of currency translation was primarily due to the strengthening of the euro and sterling against the U.S. dollar.

Selling and Administrative Expense

Selling and administrative expense was $102 in the second quarter of 2005 compared to $90 for the same period in 2004. The increase was primarily due to $2 of currency translation in Europe due to the stronger euro and sterling against the U.S. dollar, and increased compensation costs. As a percentage of net sales, selling and administrative expense was 5.1% for the three months ended June 30, 2005 compared to 4.9% for the same period in 2004.

Selling and administrative expense was $198 in the first six months of 2005 compared to $182 for the same period in 2004. The increase was primarily due to $4 of currency translation in Europe due to the stronger euro and sterling against the U.S. dollar, and increased compensation costs. As a percentage of net sales, selling and administrative expense was 5.3% for the six month periods ended June 30, 2005 and 2004.

Segment Income

Note M to the consolidated financial statements provides a reconciliation of consolidated segment income (a non-GAAP measure consisting of net sales less cost of products sold, depreciation and amortization, selling and administrative expense, and provision for restructuring) to income before income taxes, minority interests and equity earnings.

Consolidated segment income was $186 and $297 in the second quarter and six months of 2005 compared to $169 and $262 in the quarter and six months ended June 30, 2004. As a percentage of consolidated net sales, segment income was 9.2% and 8.0% in the second quarter and six months of 2005 compared to 9.2% and 7.6% for the same periods in 2004.

An analysis of segment income follows:

	Segment Income				Percentage Change

	Second Quarter		Six Months Ended		Second		Six
	2005	2004	2005	2004	Quarter		Months

Segment:

Americas	$ 65	$ 60	$ 107	$ 87	8.3%		23.0%
Europe	131	117	211	197	12.0%		7.1%
Asia-Pacific	15	14	29	26	7.1%		11.5%
Corporate	(25)	(22)	(50)	(48)	(13.6%	)	( 4.2%	)

	$186	$169	$297	$262	10.1%		13.4%

Americas segment income, as a percentage of net sales, was 8.0% and 7.2% in the second quarter and first six months of 2005 compared to 8.0% and 6.3% for the same periods in 2004. The increases in segment income and percentage margin in 2005 were primarily due to increased selling prices.

European segment income, as a percentage of net sales, was 11.9% and 10.4% in the second quarter and first six months of 2005 compared to 11.7% and 10.4% for the same periods in 2004. The increases in segment income and percentage margin in 2005 were primarily due to increased selling prices. In addition to the selling price increases, segment income in 2005 also improved $4 in the quarter and $7 in the first six months due to the effect of currency translation.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The improvement in Asia–Pacific segment income for the quarter and first six months was primarily due to increased beverage can volumes in China and Southeast Asia.

Gain on Sale of Assets and Provision for Asset Impairments

During the first six months of 2005, the Company recognized a net gain of $22 relating to asset disposals and impairments. The gain of $22 included $16 for asset disposals and $7 for the reversal of a provision in Asia, offset by $1 for asset impairments in the U.S. In Asia, the Company received a waiver of a local requirement to divest a portion of one of its subsidiaries and, accordingly, reversed its provision for the expected loss upon divestiture. During the first six months of 2004, the Company sold various assets for $5 and had no total net gain or loss.

Gain / Loss from Early Extinguishments of Debt

During the second quarter of 2005, the Company recognized a loss of $2 before tax in Europe in connection with the repurchase of certain unsecured notes. During the first quarter of 2004, the Company recognized a loss of $4 before tax, primarily in Europe, in connection with the repurchase of certain unsecured notes.

Interest Expense

Interest expense increased $6 and $10, respectively, for the three and six months ended June 30, 2005 versus the same periods in 2004. The increases were due to increased borrowing rates, partially offset by lower average debt outstanding.

Translation and Exchange Adjustments

The results for the six months ended June 30, 2005 included net foreign exchange losses of $95 compared to net losses of $27 for the same period in 2004. The majority of the U.S. dollar debt from the Company’s 2003 refinancing was issued by its European subsidiaries, and the losses result from exchange rate movements on that debt. The European subsidiaries continue to have significant unhedged currency exposure which may result in future foreign exchange gains or losses. The Company may hedge a portion of these exposures in the future through derivative instruments or intercompany loans. Further discussion of the potential impact on earnings from the 2003 refinancing is provided in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Taxes on Income

The second quarter of 2005 included a tax charge of $8 on pre–tax income of $43 for an effective rate of 18.6%. The difference of $7 between the pre-tax income at the U.S. statutory rate of 35% or $15, and the total tax charge of $8 was primarily due to (i) benefits of $6 from lower non–U.S. tax rates in certain jurisdictions, and (ii) a benefit of $6 from the carryback of a prior U.S. tax loss that had a valuation allowance, partially offset by (iii) charges of $3 for withholding taxes.

The first six months of 2005 included a tax charge of $8 on pre–tax income of $37 for an effective rate of 21.6%. The difference of $5 between the pre–tax income at the U.S. statutory rate of 35%, or $13, and the total tax charge of $8 was primarily due to (i) benefits of $13 from lower non–U.S. tax rates in certain jurisdictions, and (ii) a benefit of $6 from the carryback of a prior U.S. tax loss that had a valuation allowance, partially offset by (iii) charges of $5 for withholding taxes and $7 for net valuation allowance adjustments.

Minority Interests and Equity Earnings

The charge for minority interests, net of equity earnings, increased $1 in the second quarter of 2005 compared to the same period of 2004. The increase for the second quarter of 2005 was primarily due to increased minority earnings in the beverage can operations in South America.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Liquidity and Capital Resources

Cash from Operations

Cash of $53 was used for operating activities in the first six months of 2005 compared to $66 during the same period in 2004. Cash from operating activities included the positive effect of the sale of receivables of $127 in 2005 and $23 in 2004. The improvement of $104 due to the increased sale of receivables was partially offset by $91 of decreases, including increased pension contributions of $19, payments of $30 to exit interest rate swaps, and higher working capital.

The increase in the sale of receivables in 2005 was primarily due to the Company’s new €120 securitization facility in the U.K. and France, as discussed under Note F to the consolidated financial statements, which information is incorporated herein by reference.

Investing Activities

Investing activities used cash of $56 during the first six months of 2005 compared to cash used of $67 in the prior year period. The reduction in cash used for investing activities was primarily due to $22 of asset sale proceeds in 2005 compared to $5 in 2004.

Financing Activities

Financing activities used cash of $81 during the first six months of 2005 compared to cash used of $15 during the same period in 2004. The increase in cash used by financing activities compared to 2004 was primarily due to the repurchase of $70 of notes due in 2006.

During the first six months of 2005, the Company repurchased approximately 850,000 shares of its common stock for $14.

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

As of June 30, 2005, the Company had $380 of borrowing capacity available under its revolving credit facility, equal to the total facility of $400 less $20 of borrowings. The Company also had $20 of standby letters of credit capacity equal to $100 less $80 of standby letters of credit outstanding.

Further information relating to the Company’s liquidity and capital resources is set forth under Note F to the consolidated financial statements, which information is incorporated herein by reference.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Contractual Obligations

Purchase obligations, covering new agreements for raw materials and energy, increased by $96 in 2005 and $48 in 2006 above the amounts provided within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10–K for the year ended December 31, 2004.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Notes I and J to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first six months of 2005.

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

In May 2005, the FASB issued SFAS No. 154 (“FAS 154”), “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB Statement No. 3.” FAS 154 requires retrospective application, with minor exceptions, to prior periods’ financial statements of changes in accounting principle. The Statement applies primarily to voluntary changes in accounting principle. The Statement also requires that a change in depreciation, amortization or depletion method for long–lived non–financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

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

Following its refinancing in 2003, the Company has significant U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings. As of June 30, 2005, the Company had approximately $1.3 billion of net U.S. dollar–denominated liability exposure in its European subsidiaries, including approximately $0.9 billion in subsidiaries with the euro as their functional currency and approximately $0.4 billion in subsidiaries with the pound sterling as their functional currency. In addition, a euro functional currency subsidiary had a Canadian dollar asset exposure of approximately $0.5 billion from an intercompany loan. Based on the exposures at June 30, 2005, a one percentage change in the functional currencies against the exposure would result in an exchange gain or loss of approximately $8 million before tax.

As of June 30, 2005, the Company had approximately $0.2 billion principal floating interest rate debt. A change of .25% in these floating interest rates would change annual interest expense by approximately $0.5 million before tax. The amount of floating debt has decreased from approximately $1.0 billion at December 31, 2004 primarily because the Company terminated $900 notional value of interest rate swaps during 2005.

Crown Holdings, Inc.

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

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company’s potential asbestos–related liabilities and certain other matters, see Note I entitled “Asbestos–Related Liabilities” and Note J entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10–Q, which information is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.a.	Master Definitions Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian Calculation Agent, FCC Account Bank, Liquidity Facility Provider and Swap Counterparty, Eliopée Limited, as Eliopée, GE Factofrance, as Back-up Servicer, Crown European Holdings, as Parent Company, the Entities listed in Schedule, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent.

10.b.	Master Receivables Transfer and Servicing Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian, the Entities listed in Schedule 1 of Appendix 1, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent.

31.1.	Certification of Chief Executive Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  August 4, 2005