Form 10-Q/A
period 2005-06-30
CROWN HOLDINGS INC
filed 2005-08-05
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q / A

AMENDMENT NO. 1

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

Crown Holdings, Inc.

Explanatory Note

This amendment to the Quarterly Report on Form 10–Q, filed by Crown Holdings, Inc. on August 4, 2005, amends the discussion of the Results of Operations within Part I – Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Americas segment income, as a percentage of net sales, was 8.0% and 7.2% in the second quarter and first six months of 2005 compared to 8.0% and 6.3% for the same periods in 2004. The increases in segment income and percentage margin in 2005 were primarily due to increased operating efficiencies and productivity.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

European segment income, as a percentage of net sales, was 11.9% and 10.4% in the second quarter and first six months of 2005 compared to 11.7% and 10.4% for the same periods in 2004. The increases in segment income and percentage margin in 2005 were primarily due to increased operating efficiencies and productivity, and stronger foreign currencies.

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

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

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