Form 10-Q
period 2005-09-30
CROWN HOLDINGS INC
filed 2005-10-28
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ___    No  X

There were 166,678,698 shares of Common Stock outstanding as of October 27, 2005.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Three months ended September 30,	2005	2004

Net sales	$1,928	$1,826

Cost of products sold, excluding depreciation and amortization	1,593	1,510
Depreciation and amortization	63	66

Gross profit	272	250

Selling and administrative expense	88	77
Provision for restructuring	3	1
Loss from early extinguishments of debt		33
Interest expense	94	91
Interest income	(2)	(2)
Translation and exchange adjustments	(19)	(34)

Income from continuing operations before income taxes, minority interests and equity earnings	108	84

Provision for income taxes	17	27
Minority interests and equity earnings	(11)	(7)

Income from continuing operations	80	50

Income/(loss) from discontinued operations (Note C)	(2)	8

Net income	$78	$58

Basic earnings per weighted average common share:
Continuing operations	0.48	0.30
Discontinued operations	(0.01)	0.05

Net income	$0.47	$0.35

Diluted earnings per weighted average common share:
Continuing operations	0.46	0.30
Discontinued operations	(0.01)	0.05

Net income	$0.45	$0.35

Weighted average common shares outstanding:
Basic	165,867,132	165,310,712
Diluted	171,909,751	168,000,750

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

Nine months ended September 30,	2005	2004

Net sales	$5,279	$4,946

Cost of products sold, excluding depreciation and amortization	4,381	4,117
Depreciation and amortization	188	197

Gross profit	710	632

Selling and administrative expense	262	236
Provision for restructuring	3	1
Gain on sale of assets and provision for asset impairments, net	(22)
Loss from early extinguishments of debt	2	37
Interest expense	283	270
Interest income	(6)	(5)
Translation and exchange adjustments	76	(7)

Income from continuing operations before income taxes, minority interests and equity earnings	112	100

Provision for income taxes	13	37
Minority interests and equity earnings	(22)	(18)

Income from continuing operations	77	45

Income from discontinued operations (Note C)	19	33

Net income	$96	$78

Basic earnings per weighted average common share:
Continuing operations	0.46	0.27
Discontinued operations	0.12	0.20

Net income	$0.58	$0.47

Diluted earnings per weighted average common share:
Continuing operations	0.45	0.27
Discontinued operations	0.11	0.20

Net income	$0.56	$0.47

Weighted average common shares outstanding:
Basic	165,793,699	165,184,807
Diluted	171,766,529	167,513,309

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30,	December 31,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$275	$471
Receivables, net	944	900
Inventories	856	894
Prepaid expenses and other current assets	76	78
Assets held for sale (Note C)	890

Total current assets	3,041	2,343

Goodwill	2,038	2,592
Property, plant and equipment, net	1,636	2,002
Other non-current assets	1,013	1,188

Total	$7,728	$8,125

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$63	$51
Current maturities of long-term debt	24	25
Accounts payable and accrued liabilities	1,749	1,943
Income taxes payable	46	61
Liabilities held for sale (Note C)	200

Total current liabilities	2,082	2,080

Long-term debt, excluding current maturities	3,618	3,796
Postretirement and pension liabilities	971	1,019
Other non-current liabilities	614	752
Minority interests	236	201
Commitments and contingent liabilities (Note L)
Shareholders’ equity	207	277

Total	$7,728	$8,125

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Nine months ended September 30,	2005	2004

Net cash provided by operating activities	$101	$30

Cash flows from investing activities
Capital expenditures	(115)	(97)
Proceeds from sale of property, plant and equipment	26	12
Cash reclassified to assets held for sale (Note C)	(51)
Other, net	(5)	(6)

Net cash used for investing activities	(145)	(91)

Cash flows from financing activities
Proceeds from long-term debt	10	427
Payments of long-term debt	(87)	(496)
Net change in short-term debt	(14)	81
Debt issue costs		(28)
Common stock repurchased	(14)
Common stock issued	8	2
Dividends paid to minority interests, net of contributions	(35)	(29)

Net cash used for financing activities	(132)	(43)

Effect of exchange rate changes on cash and cash equivalents	(20)	(2)

Net change in cash and cash equivalents	(196)	(106)

Cash and cash equivalents at January 1	471	401

Cash and cash equivalents at September 30	$275	$295

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Comprehensive Income/(Loss)		Common	Paid-In	Unearned	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year–To–Date	Stock	Capital	Compensation	Deficit	Stock	Loss	Total

Balance at January 1, 2005			$929	$1,699		($1,164)	($100)	($1,087)	$277
Net income	$ 78	$ 96				96			96
Translation adjustments	(34)	(150)						(150)	(150)
Derivatives qualifying as hedges	1	(5)						(5)	(5)
Available for sale securities	(2)	(7)						(7)	(7)

Comprehensive income/(loss)	$ 43	($ 66)

Restricted stock issued				5	($8)		3
Earned compensation on restricted stock					2				2
Stock repurchased				(10)			(4)		(14)
Common stock issued — benefit plans				2			6		8

Balance at September 30, 2005			$929	$1,696	($6)	($1,068)	($ 95)	($1,249)	$207

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of September 30, 2005 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, have been condensed or omitted. The December 31, 2004 balance sheet data was derived from the audited consolidated financial statements as of December 31, 2004. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and the recast financial statements giving effect to the reclassification to discontinued operations of amounts related to the Company’s plastic closures business that were included in a Form 8-K filed October 28, 2005.

B.	Recent Accounting and Reporting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share–Based Payment.” FAS 123(R) replaces SFAS No. 123 (“FAS 123”), “Accounting for Stock–Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123(R) requires that the cost of share–based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant–date fair values. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. Upon adoption of FAS 123(R), the Company must select an appropriate valuation model to calculate the fair value of its share–based payments for awards made subsequent to adoption of the standard and a transition method for recognizing compensation expense. Valuations of awards granted prior to adoption of the standard have been calculated using the Black–Scholes Option Pricing model. Upon adoption of the standard, these prior valuations will not be reassessed. The transition methods provided in the standard include modified prospective and retrospective options. The Company will use the modified prospective method in which compensation expense for all unvested stock awards, measured by the grant–date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period, based on the estimated number of awards that are expected to vest. The Company is currently evaluating the requirements of FAS 123(R) and intends to adopt the new standard on January 1, 2006, the amended effective date set for public companies by the U.S. Securities and Exchange Commission.

C.	Discontinued Operations

On October 11, 2005, the Company completed the sale of its plastic closures business for total proceeds of $690, and recognized a loss of $17 related to the transaction during the third quarter. The proceeds of $690 and the related loss exclude $20 of contingent consideration that, if earned, will be payable in 2006 and 2008. The loss also excludes any other final purchase price adjustments that may be made in the future. The divested business makes plastic closures for beverage, food and other consumer products.

The results of operations for the plastic closures business were reported within discontinued operations in the accompanying statements of operations, and prior period statements have been recast. Information presented in this Quarterly Report on Form 10-Q, including without limitation the Condensed Combining Financial Information included within Notes O and P to these consolidated financial statements, reflects the reclassification of the plastic closures business to discontinued operations in the Company’s recast financial statements. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations. Interest expense was not allocated to the closures business and, therefore, all of the Company’s interest expense is included within continuing operations. The plastic closures business’ net sales and income before income taxes by operating segment, and loss on disposal are presented below.

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30		September 30

Net Sales	2005	2004	2005	2004

Segment

Americas	$40	$35	$118	$107
Europe	137	126	418	385
Asia-Pacific	6	5	16	13

	$183	$166	$552	$505

	Three Months Ended		Nine Months Ended
	September 30		September 30

Income/(loss) from discontinued operations	2005	2004	2005	2004

Segment

Americas	$4	$2	$12	$13
Europe	13	13	40	43
Asia-Pacific	2	1	4	4
Corporate	(2)	(3)	(6)	(8)

Income before tax	17	13	50	52
Income tax on operations	(2)	(5)	(14)	(19)
Loss on disposal	(10)		(10)
Income tax on disposal	(7)		(7)

Income/(loss) from discontinued operations	($2)	$8	$19	$33

The assets and liabilities of the plastic closures business as of September 30, 2005 were reported separately in the accompanying balance sheet under the captions “assets held for sale” and “liabilities held for sale,” respectively. The major components included in these captions are presented below.

Assets		Liabilities
Cash	$51
Receivables, net	125	Accounts payable and accrued
Inventories	85	liabilities	$123
Goodwill	387	Postretirement and pension
Property, plant and equipment, net	211	liabilities	41
Other assets	31	Other liabilities	36

	$890		$200

D.	Change in Consolidation

In connection with the Company’s plans to expand its beverage can operations in the Middle East, the Company obtained control in certain of these operations that were previously accounted for using the equity method. Accordingly, as of September 1, 2005, the Company now accounts for these operations using the consolidation method. This change in accounting will have no effect on the Company’s net income or earnings per share. The Company’s proforma results for the nine months ended September 30, 2005 and 2004 are presented below, as if these operations were consolidated as of the beginning of the year for both periods presented.

	Three Months Ended		Nine Months Ended
	September 30		September 30

Net Sales	2005	2004	2005	2004

As reported	$1,928	$1,826	$5,279	$4,946
Proforma	1,965	1,862	5,396	5,042

Crown Holdings, Inc.

E.	Stock–Based Compensation

During the first quarter of 2005, the Company issued 604,196 shares of restricted stock to employees. Deferred compensation expense of $8, equal to the fair value of the shares at the date of issuance, will be recognized ratably over the three-year vesting period.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123(R) to stock options:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

Net income, as reported	$ 78	$ 58	$ 96	$ 78

Add: stock–based compensation expense already included in net income as reported, net of related tax effects	1		2

Deduct: proforma employee stock–based compensation, related to stock options and restricted stock grants, net of related tax effects	(3)	(3)	(10)	(6)

Proforma net income	$ 76	$ 55	$ 88	$ 72

Earnings per share:
Basic – as reported	$ 0.47	$ 0.35	$ 0.58	$ 0.47

– proforma	$ 0.46	$ 0.33	$ 0.53	$ 0.44

Diluted – as reported	$ 0.45	$ 0.35	$ 0.56	$ 0.47

– proforma	$ 0.44	$ 0.33	$ 0.51	$ 0.43

F.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine month period ended September 30, 2005 were as follows:

	Americas	Europe	Total

Balance as of January 1, 2005	$656	$1,936	$2,592
Foreign currency translation	3	(186)	(183)
Reclassified to assets held for sale	(88)	(299)	(387)
Change in consolidation		16	16

Balance as of September 30, 2005	$571	$1,467	$2,038

The “change in consolidation” caption includes the offset of consolidating certain entities that were previously not consolidated, as discussed in Note D to these consolidated financial statements.

Crown Holdings, Inc.

G.	Inventories

	September 30,	December 31,
	2005	2004

Finished goods	$327	$307
Work in process	114	111
Raw material and supplies	415	476

	$856	$894

H.	Debt and Liquidity

In the first quarter of 2004, the Company purchased $21 aggregate principal of its 8.38% notes due 2005 at a premium of 4.5% to principal and €85 aggregate principal of its 6.00% notes due 2004 at a premium of 3.0% to principal, and recognized a loss of $4 from the early extinguishments of debt. During the third quarter of 2004, the Company entered into a new credit facility and recorded a charge of $33, to write-off unamortized fees from its previous credit facility, as a loss from early extinguishments of debt.

During the first nine months of 2005, the Company purchased $79 aggregate principal of its 7.00% notes due 2006 at a premium of approximately 2.9% to principal, and recognized a loss of $2 from the early extinguishments of debt. In October 2005, the Company purchased an additional $35 aggregate principal of these notes for a premium of approximately 2.8% to principal. As of October 27, 2005, $121 aggregate principal of these 7.00% notes remain outstanding.

The Company recognized unrealized foreign exchange gains of $19 and $34 during the third quarter of 2005 and 2004, respectively, and a loss of $76 and a gain of $7 during the first nine months of 2005 and 2004, respectively, arising primarily from unhedged currency exposures in Europe from the sale of dollar denominated senior secured notes in 2003.

In June 2005, the Company entered into a new €120 European securitization facility. Under this facility, certain subsidiaries in the U.K. and France sell receivables to an entity formed in France for the sole purpose of buying receivables from the selling subsidiaries. The buying entity finances the purchase of receivables through the issuance of senior units to a company in which Crown does not retain any interest. The selling subsidiaries continue to service the receivables for a fee, but do not retain any interest in the receivables sold and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheet. At September 30, 2005, $140 of receivables were securitized under this program.

During the first nine months of 2005, the Company paid $30 to terminate interest rate swaps with a combined notional value of $900. As of September 30, 2005, the Company had no remaining outstanding interest rate swaps.

On October 18, 2005, the Company announced the commencement of concurrent tender offers for any and all of the outstanding second and third priority senior secured notes of Crown European Holdings SA, a subsidiary of the Company, and consent solicitations to amend the terms of the related indentures. The notes subject to the tender offers are the $1,085 outstanding principal amount of 9.5% Second Priority Senior Secured Notes due 2011, the €285 outstanding principal amount of 10.25% Second Priority Senior Secured Notes due 2011 and the $725 outstanding principal amount of 10.875% Third Priority Senior Secured Notes due 2013. There can be no assurance that the tender offer will be completed on the terms proposed by the Company or at all. See “Tender Offer for Notes” within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q.

I.	Asset Disposals and Impairments

During the first nine months of 2005, the Company recognized a net gain of $22 relating to asset disposals and impairments. The gain of $22 included $16 for asset disposals and $7 for the reversal of a provision in Asia, offset by $1 for asset impairments in the U.S. In Asia, the Company received a waiver of a local requirement to divest a portion of one of its subsidiaries and, accordingly, reversed its provision for the expected loss on divestiture. During the first nine months of 2004, the Company sold various assets for $12 and had no total net gain or loss.

Crown Holdings, Inc.

J.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the nine months ended September 30, 2005 were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2005	$14	$ 1	$15
Provision	2	1	3
Payments made	(12)	(1)	(13)
Foreign currency translation	(1)		(1)

Balance as of September 30, 2005	$ 3	$ 1	$ 4

The charge of $3 in 2005 was primarily in the Americas and included $2 for severance and $1 for other exit costs.

The September 30, 2005 balance includes provisions for termination benefits established in 2004 and 2003 restructuring actions, and for other exit costs for actions prior to 2003. The balance includes employee-related agreements with unions and governmental agencies as well as lease arrangements with landlords for which payments are extended over time. The balance of the restructuring reserve was included in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

K.	Asbestos–Related Liabilities

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

In June 2003, the State of Texas enacted legislation that limits the asbestos–related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future claims and pending claims, caps asbestos–related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos–related claims than the total adjusted value of its predecessor’s assets. On October 31, 2003, Crown Cork received a favorable ruling on its motion for summary judgment in two asbestos–related cases pending against it in the district court of Harris County, Texas (in Re Asbestos-Litigation No. 90–23333, District Court, Harris County, Texas); this ruling has been appealed. In addition, a favorable ruling for summary judgment in an asbestos case pending against Crown Cork in the district court of Travis County, Texas (in Re Rosemarie Satterfield as Representative of the Estate of Jerrold Braley Deceased v. Crown Cork & Seal Company, Inc. District Court Travis County, 98th Judicial District Cause No. GN-203572) has been appealed. Although the Company believes that the rulings of the District Court are correct, there can be no assurance that the legislation will be upheld by the Texas courts on appeal or in other cases that may challenge the legislation.

Crown Holdings, Inc.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos–related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos–related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos–related cases against Crown Cork in Philadelphia and remanded the cases to the Philadelphia Court of Common Pleas (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Court ruled that the new statute, as applied, violated the Pennsylvania Constitution because it retroactively extinguished the plaintiffs’ pre–existing and accrued causes of action. The Company believes that the ruling by the court was limited only to cases which were pending at the time the legislation was enacted. In November 2004, the Commonwealth of Pennsylvania enacted legislation amending the 2001 successor liability statute providing that the 2001 statute applies only to asbestos–related claims with respect to which the two–year statute of limitations for asbestos–related claims began to run after the statute was enacted on December 17, 2001. On July 28, 2005, the Philadelphia Court of Common Pleas granted Crown Cork’s global motion for summary judgment to dismiss all pending asbestos-related cases filed in the court after December 17, 2003 (In re: Asbestos-Litigation October term 1986, No. 001). This decision remains subject to potential appeal by the plaintiffs. The Company cautions that the Company’s position regarding the limitation of the Pennsylvania Supreme Court ruling may not be upheld.

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

During the nine months ended September 30, 2005, Crown Cork received approximately 8,000 new claims, settled or dismissed approximately 3,000 claims for a total of $10 and had approximately 78,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of September 30, the Company’s accrual for pending and future asbestos-related claims was $215. The Company estimates that its probable and estimable liability for pending and future asbestos-related claims will range between $215 and $333. The accrual balance of $215 includes $103 for unasserted claims and $8 for committed settlements that will be paid over time.

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

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Texas, Florida, Mississippi, Ohio and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos–related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2014. The upper end of the Company’s estimated range of possible asbestos costs of $333 includes claims beyond that date.

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

The Company is subject to various other lawsuits and claims with respect to matters such as governmental and environmental regulations, securities, labor, recent price increases by one of the Company’s suppliers, and other actions arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position or cash flow of the Company.

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

At September 30, 2005, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits, the maximum potential liability was $82. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.

At September 30, 2005, the Company had guarantees of $36 related to the residual values of leased assets and recorded a liability of $8 related to these guarantees.

Crown Holdings, Inc.

M.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Earnings:
Income from continuing operations	$ 80	$ 50	$ 77	$ 45

Weighted average common shares outstanding:
Basic	165.9	165.3	165.8	165.2
Add: dilutive stock options and restricted stock	6.0	2.7	6.0	2.3

Diluted	171.9	168.0	171.8	167.5

Basic earnings per share - continuing operations	$0.48	$0.30	$0.46	$0.27

Diluted earnings per share - continuing operations	$0.46	$0.30	$0.45	$0.27

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 3.6 million shares for the three and nine months ended September 30, 2005, and 3.9 million shares for the three and nine months ended September 30, 2004. These shares were excluded because the exercise prices of the outstanding options were above the average market prices for the related periods.

N.	Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	September 30		September 30

Pension Benefits - U.S. Plans	2005	2004	2005	2004

Service cost	$2	$1	$7	$6
Interest cost	20	20	59	60
Expected return on plan assets	(22)	(17)	(64)	(54)
Recognized prior service cost			1	1
Recognized actuarial net loss	14	15	46	46

Net periodic benefit cost	$14	$19	$49	$59

	Three Months Ended		Nine Months Ended
	September 30		September 30

Pension Benefits - Non-U.S. Plans	2005	2004	2005	2004

Service cost	$9	$7	$28	$23
Interest cost	40	39	125	121
Expected return on plan assets	(53)	(53)	(165)	(161)
Recognized prior service cost	(1)	(1)	(5)	(5)
Recognized actuarial net loss	11	11	38	37

Net periodic benefit cost	$6	$3	$21	$15

Crown Holdings, Inc.

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $134 to its pension plans in 2005. The Company now expects to contribute approximately $420 in 2005, using cash and a portion of the proceeds of the refinancing of the Company’s indebtedness discussed under “Tender Offer for Notes” within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30		September 30

Other Postretirement Benefits	2005	2004	2005	2004

Service cost	$1	$1	$3	$2
Interest cost	9	11	28	30
Recognized prior service cost	(2)	(3)	(8)	(9)
Recognized actuarial net loss	3	4	11	10

Net periodic benefit cost	$11	$13	$34	$33

O.	Segment Information

The Company has three reportable operating segments: Americas, Europe, and Asia-Pacific. Each reportable segment is an operating division within the Company and has a President reporting directly to the Chief Executive Officer. “Corporate” includes Corporate Technology and headquarters costs. Divisional headquarters cost are reported within the operating segments. Segment information for the three and nine month periods ended September 30, 2004 has been recast to present the plastic closures business as a discontinued operation.

The interim segment information is as follows:

Three Months ended September 30

2005	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$769	$1,052	$107		$1,928
Segment income	71	123	13	($26)	181

2004

External sales	736	993	97		1,826
Segment income	64	114	17	(23)	172

Nine Months ended September 30

2005	Americas	Europe	Asia-Pacific	Corporate	Total

External sales	$2,168	$2,798	$313		$5,279
Segment income	170	306	40	($71)	445

2004

External sales	2,052	2,629	265		4,946
Segment income	140	280	41	(66)	395

Crown Holdings, Inc.

The following table reconciles the Company’s consolidated segment income to income from continuing operations before income taxes, minority interests and equity earnings:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Segment income	$181	$172	$445	$395
Gain on sale of assets and provision for asset impairments, net			(22)
Loss from early extinguishments of debt		33	2	37
Interest expense	94	91	283	270
Interest income	(2)	(2)	(6)	(5)
Translation and exchange adjustments	(19)	(34)	76	(7)

Income from continuing operations before income taxes, minority interests and equity earnings	$ 108	$ 84	$ 112	$ 100

Crown Holdings, Inc.

P.	Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. For additional historical financial information for these subsidiaries, see Note X to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and the recast consolidated financial statements giving effect to the reclassification to discontinued operations of amounts related to the Company’s plastic closures business that were included in a Form 8-K filed October 28, 2005. The following condensed combining financial statements:

• statements of operations for the three and nine months ended September 30, 2005 and 2004,
• balance sheets as of September 30, 2005 and December 31, 2004, and
• cash flows for the nine months ended September 30, 2005 and 2004 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,176	$752		$1,928

Cost of products sold, excluding depreciation
and amortization		($5)	964	634		1,593
Depreciation and amortization			41	22		63

Gross profit		5	171	96		272

Selling and administrative expense			61	27		88
Provision for restructuring			2	1		3
Net interest expense		30	59	3		92
Technology royalty			(9)	9
Translation and exchange adjustments		(24)	5			(19)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(1)	53	56		108
Provision for income taxes			3	14		17
Equity earnings	$78	67	25		($170)

Income from continuing operations before minority interests and equity earnings	78	66	75	42	(170)	91
Minority interests and equity earnings				(11)		(11)

Income from continuing operations	78	66	75	31	(170)	80

Discontinued operations
Income before income taxes			4	3		7
Provision for income taxes			1	8		9

Net income	$78	$66	$78	$26	($170)	$78

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,197	$629		$1,826

Cost of products sold, excluding depreciation
and amortization		($6)	1,004	512		1,510
Depreciation and amortization			47	19		66

Gross profit		6	146	98		250

Selling and administrative expense			61	16		77
Provision for restructuring			1			1
Loss from early extinguishments of debt		9	24			33
Net interest expense		30	57	2		89
Technology royalty			(9)	9
Translation and exchange adjustments		(29)		(5)		(34)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(4)	12	76		84
Provision for income taxes			10	17		27
Equity earnings	$58	71	48		($177)

Income from continuing operations before minority interests and equity earnings	58	67	50	59	(177)	57
Minority interests and equity earnings				(7)		(7)

Income from continuing operations	58	67	50	52	(177)	50

Discontinued operations
Income before income taxes			13			13
Provision for income taxes			5			5

Net income	$58	$67	$58	$52	($177)	$58

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$3,419	$1,860		$5,279

Cost of products sold, excluding depreciation
and amortization		($15)	2,867	1,529		4,381
Depreciation and amortization			125	63		188

Gross profit		15	427	268		710

Selling and administrative expense			194	68		262
Provision for restructuring			2	1		3
Gain on sale of assets and provision for asset impairments, net			(10)	(12)		(22)
Loss from early extinguishments of debt			2			2
Net interest expense		91	179	7		277
Technology royalty			(24)	24
Translation and exchange adjustments		2	45	29		76

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(78)	39	151		112
Provision/(benefit) for income taxes			(29)	42		13
Equity earnings	$96	172	6		($274)

Income from continuing operations before minority interests and equity earnings	96	94	74	109	(274)	99
Minority interests and equity earnings				(22)		(22)

Income from continuing operations	96	94	74	87	(274)	77

Discontinued operations
Income before income taxes			34	6		40
Provision for income taxes			12	9		21

Net income	$96	$94	$96	$84	($274)	$96

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$3,310	$1,636		$4,946

Cost of products sold, excluding depreciation
and amortization		($21)	2,820	1,318		4,117
Depreciation and amortization			133	64		197

Gross profit		21	357	254		632

Selling and administrative expense			185	51		236
Provision for restructuring			1			1
Loss from early extinguishments of debt		9	25	3		37
Net interest expense		92	174	(1)		265
Technology royalty			(22)	22
Translation and exchange adjustments		(5)	(6)	4		(7)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(75)		175		100
Provision/(benefit) for income taxes			(8)	45		37
Equity earnings	$78	192	38		($308)

Income from continuing operations before minority interests and equity earnings	78	117	46	130	(308)	63
Minority interests and equity earnings				(18)		(18)

Income from continuing operations	78	117	46	112	(308)	45

Discontinued operations
Income before income taxes			49	3		52
Provision for income taxes			17	2		19

Net income	$78	$117	$78	$113	($308)	$78

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$31	$51	$193		$275
Receivables, net		49	170	725		944
Intercompany receivables		1	66	44	($111)
Inventories			492	364		856
Prepaid expenses and other current assets	$3		44	29		76
Assets held for sale			766	124		890

Total current assets	3	81	1,589	1,479	(111)	3,041

Intercompany debt receivables	18	2,586	1,479	872	(4,955)
Investments in subsidiaries	206	3,072	91		(3,369)
Goodwill			1,448	590		2,038
Property, plant and equipment, net			1,005	631		1,636
Other non-current assets		66	910	37		1,013

Total	$227	$5,805	$6,522	$3,609	($8,435)	$7,728

Liabilities and shareholders’ equity
Current liabilities
Short-term debt		$1	$22	$40		$63
Current maturities of long-term debt			1	23		24
Accounts payable and accrued liabilities	$20	23	1,041	665		1,749
Intercompany payables			44	67	($111)
Income taxes payable			15	31		46
Liabilities held for sale			155	45		200

Total current liabilities	20	24	1,278	871	(111)	2,082

Long-term debt, excluding current maturities		2,679	855	84		3,618
Long-term intercompany debt		1,480	2,746	729	(4,955)
Postretirement and pension liabilities			956	15		971
Other non-current liabilities		10	481	123		614
Minority interests				236		236
Commitments and contingent liabilities

Shareholders’ equity	207	1,612	206	1,551	(3,369)	207

Total	$227	$5,805	$6,522	$3,609	($8,435)	$7,728

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$1	$168	$302		$471
Receivables, net		6	362	532		900
Intercompany receivables		1	53	37	($91)
Inventories			556	338		894
Prepaid expenses and other current assets			59	19		78

Total current assets		8	1,198	1,228	(91)	2,343

Intercompany debt receivables	$22	2,648	1,378	898	(4,946)
Investments in subsidiaries	272	3,254	17		(3,543)
Goodwill		1	1,931	660		2,592
Property, plant and equipment, net			1,329	673		2,002
Other non-current assets		84	1,053	51		1,188

Total	$294	$5,995	$6,906	$3,510	($8,580)	$8,125

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$10	$41		$51
Current maturities of long-term debt			2	23		25
Accounts payable and accrued liabilities	$17	$94	1,237	595		1,943
Intercompany payables			37	54	($91)
Income taxes payable			37	24		61

Total current liabilities	17	94	1,323	737	(91)	2,080

Long-term debt, excluding current maturities		2,794	935	67		3,796
Long-term intercompany debt		1,419	2,786	741	(4,946)
Postretirement and pension liabilities			1,003	16		1,019
Other non-current liabilities		25	587	140		752
Minority interests				201		201
Commitments and contingent liabilities

Shareholders’ equity	277	1,663	272	1,608	(3,543)	277

Total	$294	$5,995	$6,906	$3,510	($8,580)	$8,125

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by /(used for) operating activities	$2	($164)	$111	$152		$101

Cash flows from investing activities
Capital expenditures			(75)	(40)		(115)
Proceeds from sale of property, plant and equipment			21	5		26
Intercompany investing activities		47	20		($67)
Other, net			(41)	(15)		(56)

Net cash provided by / (used for) investing activities		47	(75)	(50)	(67)	(145)

Cash flows from financing activities

Proceeds from long-term debt				10		10
Payments of long-term debt			(80)	(7)		(87)
Net change in short-term debt			14	(28)		(14)
Net change in long-term intercompany balances	4	147	(60)	(91)
Common stock repurchased	(14)					(14)
Common stock issued	8					8
Dividends paid			(23)	(44)	67
Dividends paid to minority interests, net of contributions				(35)		(35)

Net cash provided by / (used for) financing activities	(2)	147	(149)	(195)	67	(132)

Effect of exchange rate changes on cash and cash equivalents			(4)	(16)		(20)

Net change in cash and cash equivalents		30	(117)	(109)		(196)

Cash and cash equivalents at January 1		1	168	302		471

Cash and cash equivalents at September 30	$0	$31	$51	$193	$0	$275

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by /(used for) operating activities	$4	($121)	$49	$98		$30

Cash flows from investing activities
Capital expenditures			(75)	(22)		(97)
Proceeds from sale of property, plant and equipment			5	7		12
Intercompany investing activities		488	417	(38)	($867)
Other, net			4	(10)		(6)

Net cash provided by / (used for) investing activities		488	351	(63)	(867)	(91)

Cash flows from financing activities

Proceeds from long-term debt		426		1		427
Payments of long-term debt		(58)	(324)	(114)		(496)
Net change in short-term debt			80	1		81
Debt issue costs		(14)	(14)			(28)
Net change in long-term intercompany balances	(6)	(324)	(189)	519
Common stock issued	2					2
Dividends paid		(400)		(467)	867
Dividends paid to minority interests, net of contributions				(29)		(29)

Net cash used for financing activities	(4)	(370)	(447)	(89)	867	(43)

Effect of exchange rate changes on cash and cash equivalents				(2)		(2)

Net change in cash and cash equivalents		(3)	(47)	(56)		(106)

Cash and cash equivalents at January 1		5	118	278		401

Cash and cash equivalents at September 30	$0	$2	$71	$222	$0	$295

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations for the three and nine months ended September 30, 2005 and 2004,
• balance sheets as of September 30, 2005 and December 31, 2004 and
• cash flows for the nine months ended September 30, 2005 and 2004 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,928		$1,928

Cost of products sold, excluding depreciationand amortization			1,593		1,593
Depreciation and amortization			63		63

Gross profit			272		272

Selling and administrative expense		$2	86		88
Provision for restructuring			3		3
Net interest expense		80	12		92
Translation and exchange adjustments			(19)		(19)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(82)	190		108
Provision / (benefit) for income taxes		(33)	50		17
Equity earnings	$78	124		($202)

Income from continuing opertions before minority interests and equity earnings	78	75	140	(202)	91
Minority interests and equity earnings		3	(14)		(11)

Income from continuing operations	78	78	126	(202)	80

Discontinued operations
Income before income taxes			7		7
Provision for income taxes			9		9

Net income	$78	$78	$124	($202)	$78

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,826		$1,826

Cost of products sold, excluding depreciationand amortization			1,510		1,510
Depreciation and amortization			66		66

Gross profit			250		250

Selling and administrative expense		$2	75		77
Provision for restructuring			1		1
Loss from early extinguishments of debt			33		33
Net interest expense		76	13		89
Translation and exchange adjustments			(34)		(34)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(78)	162		84
Provision / (benefit) for income taxes		(25)	52		27
Equity earnings	$58	107		($165)

Income from continuing operations before income taxes, minority interests and equity earnings	58	54	110	(165)	57
Minority interests and equity earnings		4	(11)		(7)

Income from continuing operations	58	58	99	(165)	50

Discontinued operations
Income before income taxes			13		13
Provision for income taxes			5		5

Net income	$58	$58	$107	($165)	$58

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$5,279		$5,279

Cost of products sold, excluding depreciationand amortization			4,381		4,381
Depreciation and amortization			188		188

Gross profit			710		710

Selling and administrative expense		$5	257		262
Provision for restructuring			3		3
Loss on sale of assets and provision for asset impairments, net			(22)		(22)
Loss from early extinguishments of debt			2		2
Net interest expense		242	35		277
Translation and exchange adjustments			76		76

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(247)	359		112
Provision / (benefit) for income taxes		(91)	104		13
Equity earnings	$96	242		($338)

Income from continuing operations before minority interests and equity earnings	96	86	255	(338)	99
Minority interests and equity earnings		10	(32)		(22)

Income from continuing operations	96	96	223	(338)	77

Discontinued operations
Income before income taxes			40		40
Provision for income taxes			21		21

Net income	$96	$96	$242	($338)	$96

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$4,946		$4,946

Cost of products sold, excluding depreciation and amortization			4,117		4,117
Depreciation and amortization			197		197

Gross profit			632		632

Selling and administrative expense		$4	232		236
Provision for restructuring			1		1
(Gain)/loss on sale of assets, net		1	(1)
Loss from early extinguishments of debt		1	36		37
Net interest expense		233	32		265
Translation and exchange adjustments			(7)		(7)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(239)	339		100
Provision / (benefit) for income taxes		(74)	111		37
Equity earnings	$78	232		($310)

Income from continuing operations before minority interests and equity earnings	78	67	228	(310)	63
Minority interests and equity earnings		11	(29)		(18)

Income from continuing operations	78	78	199	(310)	45

Discontinued operations
Income before income taxes			52		52
Provision for income taxes			19		19

Net income	$78	$78	$232	($310)	$78

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$275		$275
Receivables, net			944		944
Inventories			856		856
Prepaid expenses and other current assets	$3		73		76
Assets held for sale			890		890

Total current assets	3		3,038		3,041

Intercompany debt receivables	18		3,363	($3,381)
Investments	206	$4,528	28	(4,762)
Goodwill			2,038		2,038
Property, plant and equipment, net			1,636		1,636
Other non-current assets		8	966	39	1,013

Total	$227	$4,536	$11,069	($8,104)	$7,728

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$63		$63
Current maturities of long-term debt		$1	23		24
Accounts payable and accrued liabilities	$20	59	1,670		1,749
Income taxes payable			46		46
Liabilities held for sale			200		200

Total current liabilities	20	60	2,002		2,082

Long-term debt, excluding current maturities		698	2,920		3,618
Long-term intercompany debt		3,381		($3,381)
Postretirement and pension liabilities			971		971
Other non-current liabilities		191	423		614
Minority interests			236		236
Commitments and contingent liabilities
Shareholders’ equity	207	206	4,517	(4,723)	207

Total	$227	$4,536	$11,069	($8,104)	$7,728

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$471		$471
Receivables, net			900		900
Inventories			894		894
Prepaid expenses and other current assets			78		78

Total current assets			2,343		2,343

Intercompany debt receivables	$22		3,204	($3,226)
Investments	272	$4,444	30	(4,746)
Goodwill			2,592		2,592
Property, plant and equipment, net			2,002		2,002
Other non-current assets		9	1,094	85	1,188

Total	$294	$4,453	$11,265	($7,887)	$8,125

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$51		$51
Current maturities of long-term debt		$1	24		25
Accounts payable and accrued liabilities	$17	49	1,877		1,943
Income taxes payable			61		61

Total current liabilities	17	50	2,013		2,080

Long-term debt, excluding current maturities		698	3,098		3,796
Long-term intercompany debt		3,226		($3,226)
Postretirement and pension liabilities			1,019		1,019
Other non-current liabilities		207	545		752
Minority interests			201		201
Commitments and contingent liabilities
Shareholders’ equity	277	272	4,389	(4,661)	277

Total	$294	$4,453	$11,265	($7,887)	$8,125

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$2	($161)	$260		$101

Cash flows from investing activities
Capital expenditures			(115)		(115)
Proceeds from sale of property, plant and equipment			26		26
Intercompany investing activities		6		($6)
Other, net			(56)		(56)

Net cash provided by / (used for) investing activities		6	(145)	(6)	(145)

Cash flows from financing activities
Proceeds from long-term debt			10		10
Payments of long-term debt			(87)		(87)
Net change in short-term debt			(14)		(14)
Net change in long-term intercompany balances	4	155	(159)
Common stock repurchased	(14)				(14)
Common stock issued	8				8
Dividends paid			(6)	6
Dividends paid to minority interest, net of contributions			(35)		(35)

Net cash provided by / (used for)financing activities	(2)	155	(291)	6	(132)

Effect of exchange rate changes on cash and cash equivalents			(20)		(20)

Net change in cash and cash equivalents			(196)		(196)

Cash and cash equivalents at January 1			471		471

Cash and cash equivalents at September 30	$0	$0	$275	$0	$275

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$4	($184)	$210		$30

Cash flows from investing activities
Capital expenditures			(97)		(97)
Proceeds from sale of property, plant and equipment			12		12
Intercompany investing activities		406	(398)	($8)
Other, net		4	(10)		(6)

Net cash provided by / (used for) investing activities		410	(493)	(8)	(91)

Cash flows from financing activities
Proceeds from long-term debt			427		427
Payments of long-term debt		(22)	(474)		(496)
Net change in short-term debt			81		81
Net change in long-term intercompany balances	(6)	(204)	210
Debt issue costs			(28)		(28)
Common stock issued	2				2
Dividends paid			(8)	8
Dividends paid to minority interests, net of contributions			(29)		(29)

Net cash provided by / (used for) financing activities	(4)	(226)	179	8	(43)

Effect of exchange rate changes on cash and cash equivalents			(2)		(2)

Net change in cash and cash equivalents			(106)		(106)

Cash and cash equivalents at January 1			401		401

Cash and cash equivalents at September	$0	$0	$295	$0	$295

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and nine months ended September 30, 2005 compared to the corresponding periods in 2004 and the changes in financial condition and liquidity from December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the recast consolidated financial statements giving effect to the reclassification to discontinued operations of amounts related to the Company’s plastic closures business that were included in a Form 8-K filed October 28, 2005, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

As discussed in Note C to the consolidated financial statements, the Company completed the sale of its plastic closures business on October 11, 2005. The results of operations for prior periods used in the following discussion have been recast to report the plastic closures business as a discontinued operation.

The Company’s principal areas of focus include improving segment income, generating cash flow from operations, reducing debt and reducing asbestos-related costs. Segment income is defined by the Company as net sales less cost of products sold, depreciation and amortization, selling and administrative expenses and provision for restructuring.

Improving segment income and cash flow are primarily dependent on the Company’s ability to increase revenues and manage costs. Key strategies for building and expanding the business include targeting geographic markets with strong growth potential, including Asia, Latin America, the Middle East and southern and central Europe, improving selling prices in certain product lines and developing innovative packaging products using proprietary technology. The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and benefit costs. The Company operates globally and has significant revenues, income, cash flow and debt denominated in currencies other than the U.S. dollar.

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time. The Company’s total debt of $3,705 at September 30, 2005 decreased $254 from $3,959 at September 30, 2004.

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $30 in 2004 and $18 for the first nine months of 2005, and the Company expects to pay approximately $30 for the full year of 2005.

Results of Operations

Net Sales

Net sales in the third quarter of 2005 were $1,928, an increase of $102 or 5.6% compared to net sales of $1,826 for the same period in 2004. Net sales in the first nine months of 2005 were $5,279, an increase of $333 or 6.7% compared to net sales of $4,946 for the same period in 2004. Sales from U.S. operations accounted for 29.8% of consolidated net sales in the first nine months of 2005 compared to 30.9% for the same period in 2004. Sales of beverage cans and ends accounted for 41.7% and sales of food cans and ends accounted for 34.6% of consolidated net sales in the first nine months of 2005 compared to 40.5% and 35.7%, respectively, in 2004.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

An analysis of comparative segment net sales follows:

	Net Sales				Percentage Change

	Third Quarter		Nine Months Ended		Third	Nine
	2005	2004	2005	2004	Quarter	Months

Segment:

Americas	$ 769	$ 736	$2,168	$2,052	4.5%	5.7%
Europe	1,052	993	2,798	2,629	5.9%	6.4%
Asia-Pacific	107	97	313	265	10.3%	18.1%

	$1,928	$1,826	$5,279	$4,946	5.6%	6.7%

Net sales in the Americas segment for the third quarter of 2005 were $769, an increase of $33 or 4.5% compared to net sales of $736 in the third quarter of 2004. Net sales for the first nine months of 2005 were $2,168, an increase of $116 or 5.7% compared to net sales of $2,052 in the first nine months of 2004. The increase in net sales for the third quarter and first nine months of 2005 was primarily due to the pass-through of higher steel and aluminum costs to customers.

Net sales in the European segment for the third quarter of 2005 were $1,052, an increase of $59 or 5.9% compared to net sales of $993 in the third quarter of 2004. Net sales for the first nine months of 2005 were $2,798, an increase of $169 or 6.4% compared to net sales of $2,629 in the first nine months of 2004. The increase in net sales for the third quarter of 2005 was primarily due the pass-through of higher steel and aluminum costs to customers and also included $19 from the consolidation of certain Middle East operations as discussed in Note D to the consolidated financial statements. The increase in net sales for the first nine months of 2005 was primarily due to the pass-through of higher steel and aluminum costs to customers, $67 of favorable impact from currency translation, and $19 from the Middle East consolidation.

Net sales in the Asia-Pacific segment for the third quarter of 2005 were $107, an increase of $10 or 10.3% compared to net sales of $97 in the third quarter of 2004. Net sales for the first nine months of 2005 were $313, an increase of $48 or 18.1% compared to $265 in the first nine months of 2004. The increase in net sales for the third quarter and first nine months of 2005 was primarily due to increased beverage can volumes in China and Southeast Asia.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,593 and $4,381 for the three and nine months ended September 30, 2005, increases of $83 and $264 compared to $1,510 and $4,117 for the same periods in 2004. The increases were primarily due to the impact of currency translation of approximately $20 for the quarter and $97 for the nine months, and higher material costs for steel and aluminum.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 82.6% and 83.0% for the three and nine months ended September 30, 2005 compared to 82.7% and 83.2% for the same periods in 2004.

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

Depreciation and Amortization

Depreciation and amortization was $63 and $188 in the third quarter and first nine months of 2005, decreases of $3 or 4.5% and $9 or 4.6% from the prior year periods. The decreases were primarily due to lower capital spending in recent years, offset by increases of $1 and $4 due to currency translation for the third quarter and nine months, respectively. The effect of currency translation was primarily due to the strengthening of the euro and sterling against the U.S. dollar over the prior year period.

Selling and Administrative Expense

Selling and administrative expense was $88 in the third quarter of 2005 compared to $77 for the same period in 2004. The increase was primarily due to increased compensation costs. As a percentage of net sales, selling and administrative expense was 4.6% for the three months ended September 30, 2005 compared to 4.2% for the same period in 2004.

Selling and administrative expense was $262 in the first nine months of 2005 compared to $236 for the same period in 2004. The increase was primarily due to increased compensation costs and $4 of currency translation in Europe due to the stronger euro and sterling against the U.S. dollar. As a percentage of net sales, selling and administrative expense was 5.0% and 4.8%, respectively, for the nine month periods ended September 30, 2005 and 2004.

Segment Income

Note O to the consolidated financial statements provides a reconciliation of consolidated segment income (a non-GAAP measure consisting of net sales less cost of products sold, depreciation and amortization, selling and administrative expense, and provision for restructuring) to income from continuing operations before income taxes, minority interests and equity earnings.

Consolidated segment income was $181 and $445 in the third quarter and first nine months of 2005 compared to $172 and $395 in the quarter and nine months ended September 30, 2004. As a percentage of consolidated net sales, segment income was 9.4% and 8.4% in the third quarter and nine months of 2005 compared to 9.4% and 8.0% for the same periods in 2004.

An analysis of segment income follows:

	Segment Income				Percentage Change

	Third Quarter		Nine Months Ended		Second		Six
	2005	2004	2005	2004	Quarter		Months

Segment:

Americas	$ 71	$ 64	$170	$140	10.9%		21.4%
Europe	123	114	306	280	7.9%		9.3%
Asia-Pacific	13	17	40	41	(23.5%	)	( 2.4%	)
Corporate	(26)	(23)	(71)	(66)	(13.0%	)	( 7.6%	)

	$181	$172	$445	$395	5.2%		12.7%

Americas segment income, as a percentage of net sales, was 9.2% and 7.8% in the third quarter and first nine months of 2005 compared to 8.7% and 6.8% for the same periods in 2004. The increases in segment income and percentage margin in 2005 were primarily due to increased operating efficiencies and productivity.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

European segment income, as a percentage of net sales, was 11.7% and 10.9% in the third quarter and first nine months of 2005 compared to 11.5% and 10.7% for the same periods in 2004. The increases in segment income and percentage margin in 2005 were primarily due to increased operating efficiencies and productivity, and stronger foreign currencies.

The decrease in Asia-Pacific segment income for the quarter and first nine months was primarily due to higher material costs that were not fully passed through to customers.

Gain on Sale of Assets and Provision for Asset Impairments

During the first nine months of 2005, the Company recognized a net gain of $22 relating to asset disposals and impairments. The gain of $22 included $17 for asset disposals and $7 for the reversal of a provision in Asia, offset by $2 for asset impairments in the U.S. In Asia, the Company received a waiver of a local requirement to divest a portion of one of its subsidiaries and, accordingly, reversed its provision for the expected loss on divestiture. During the first nine months of 2004, the Company sold various assets for $12 and had no total net gain or loss.

Loss from Early Extinguishments of Debt

During the first nine months of 2005, the Company recognized a loss of $2 before tax in Europe in connection with the repurchase of certain unsecured notes. During the first nine months of 2004, the Company recognized a loss of $37 before tax, including $4 in connection with the repurchase of certain unsecured notes and $33 to write-off unamortized fees from a previous credit facility due to a refinancing. Further discussion of these items is provided in Note H to the consolidated financial statements.

Interest Expense

Interest expense increased $3 and $13, respectively, for the three and nine months ended September 30, 2005 versus the same periods in 2004. The increases were due to increased borrowing rates, partially offset by lower average debt outstanding.

Translation and Exchange Adjustments

The results for the three and nine months ended September 30, 2005 included net foreign exchange gains of $19 and losses of $76, respectively, compared to net gains of $34 and $7 for the same periods in 2004. The majority of the U.S. dollar debt from the Company’s 2003 refinancing was issued by its European subsidiaries, and the gains and losses primarily result from exchange rate movements on that debt. The European subsidiaries continue to have significant unhedged currency exposure which may result in future foreign exchange gains or losses. The Company may hedge a portion of these exposures in the future through derivative instruments or intercompany loans. Further discussion of the potential impact on earnings from the 2003 refinancing is provided in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Taxes on Income

The comments in the following two paragraphs relate to taxes on income for the continuing operations. In the discontinued operations for 2005, the tax on operations (that is, excluding the loss on disposal) was less than the U.S. statutory rate of 35% primarily because of the use of U.S. tax loss carryforwards that had a full valuation allowance. The tax charge of $7 on the pre-tax loss on disposal of $10 was primarily due to the lower tax basis of these subsidiaries. There were no significant differences in the discontinued operations between income tax expense and the U.S. statutory rate of 35% in 2004.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The third quarter of 2005 included a tax charge of $17 on pre-tax income of $108 for an effective rate of 15.7%. The difference of $21 between the pre-tax income at the U.S. statutory rate of 35% or $38, and the total tax charge of $17 was primarily due to (i) benefits of $10 from lower non-U.S. tax rates in certain jurisdictions, (ii) a benefit of $4 from the partial release of a tax provision in Europe, (iii) a benefit of $6 from the carryback of a prior U.S. tax loss that had a valuation allowance, and (iv) a net benefit of $7 due to valuation allowance adjustments, partially offset by (v) charges of $2 for withholding taxes.

The first nine months of 2005 included a tax charge of $13 on pre-tax income of $112 for an effective rate of 11.6%. The difference of $26 between the pre-tax income at the U.S. statutory rate of 35%, or $39, and the total tax charge of $13 was primarily due to (i) benefits of $27 from lower non-U.S. tax rates in certain jurisdictions, (ii) a benefit of $4 for the partial release of a tax provision in Europe, and (iii) a benefit of $6 from the carryback of a prior U.S. tax loss that had a valuation allowance, partially offset by (iv) charges of $7 for withholding taxes.

Minority Interests and Equity Earnings

The charge for minority interests, net of equity earnings, increased $4 in the third quarter and first nine months of 2005 compared to the same period of 2004. The increase was primarily due to the consolidation of certain Middle East operations as discussed in Note D to the consolidated financial statements.

Liquidity and Capital Resources

Cash from Operations

Cash of $101 was provided by operating activities in the first nine months of 2005 compared to $30 during the same period in 2004. Cash from operating activities included the positive effect of the sale of receivables of $204 in 2005 and $68 in 2004. The improvement of $136 due to the increased sale of receivables was partially offset by $65 of uses of cash, including increased pension contributions of $43 and payments of $30 to exit interest rate swaps.

The increase in the sale of receivables in 2005 was primarily due to the Company’s new €120 securitization facility in the U.K. and France, as discussed under Note H to the consolidated financial statements, which information is incorporated herein by reference.

As discussed in Note N to the consolidated financial statements, the Company now expects to contribute approximately $420 to its pension plans in 2005, instead of the $134 as disclosed previously. The additional contributions are expected to be primarily directed to the U.S. plan and will reduce future contributions that would otherwise have been required.

Investing Activities

Investing activities used cash of $145 during the first nine months of 2005 compared to cash used of $91 in the prior year period. The increase in cash used for investing activities was primarily due to $51 of cash in the plastic closures business that was reported as assets of discontinued operations in the consolidated balance sheet at September 30, 2005. Increased capital expenditures of $18 were largely offset by $14 of increased proceeds from sale of property, plant and equipment.

Financing Activities

Financing activities used cash of $132 during the first nine months of 2005 compared to cash used of $43 during the same period in 2004. The increase in cash used by financing activities compared to 2004 was primarily due to the repurchase of $79 of notes due in 2006.

During the first nine months of 2005, the Company repurchased approximately 850,000 shares of its common stock for $14.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Tender Offer for Notes

On October 18, 2005, the Company announced the commencement of concurrent tender offers for any and all of the outstanding notes of Crown European Holdings, S.A., a subsidiary of the Company, and consent solicitations to amend the terms of the related indentures. The notes subject to the tender offers are the $1,085 9.5% Second Priority Senior Secured Notes due 2011, the €285 10.25% Second Priority Senior Secured Notes due 2011, and the $725 10.875% Third Priority Senior Secured Notes due 2013.

The tender offers and consent solicitations are part of the Company’s plan to refinance its senior secured credit facilities and the notes using proceeds from the recent sale of the Company’s plastics closures business, together with borrowings under new senior secured credit facilities and the issuance of new unsecured notes. If all of the outstanding notes are tendered at the purchase price and the Company successfully refinances its senior secured credit facilities and the notes, the Company will record a loss of approximately $400 in the fourth quarter of 2005, consisting of the premium paid on the notes and the write-off of unamortized issue costs and unamortized interest rate swap termination costs related to the refinanced facilities and notes. There can be no assurance that the tender offers or refinancing plan will be completed on the terms proposed by the Company or at all.

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

As of September 30, 2005, the Company had $390 of borrowing capacity available under its revolving credit facility, equal to the total facility of $400 less $10 of borrowings. The Company also had $20 of standby letters of credit capacity equal to $100 less $80 of standby letters of credit outstanding.

Further information relating to the Company’s liquidity and capital resources is set forth under Note F to the consolidated financial statements.

Contractual Obligations

Purchase obligations, covering new agreements for raw materials and energy, increased by $129 in 2005, $148 in 2006, $149 in 2007 and $195 in 2008 above the amounts provided within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Notes K and L to the consolidated financial statements.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first nine months of 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share-Based Payment.” FAS 123(R) replaces SFAS No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123(R) requires that the cost of share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant-date fair values. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. Upon adoption of FAS 123(R), the Company must select an appropriate valuation model to calculate the fair value of its share-based payments for awards made subsequent to adoption of the standard, and a transition method for recognizing compensation expense. Valuations of awards granted prior to adoption of the standard have been calculated using the Black-Scholes Option Pricing model. Upon adoption of the standard, these prior valuations will not be reassessed. The transition methods provided in the standard include modified prospective and retrospective options. The Company will use the modified prospective method in which compensation expense for all unvested stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period, based on the estimated number of awards that are expected to vest. The Company is currently evaluating the requirements of FAS 123(R) and intends to adopt the new standard on January 1, 2006, the amended effective date set for public companies by the U.S. Securities and Exchange Commission.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the Cost of Products Sold and Tender Offer for Notes sections and in the discussions of asbestos in Note I, commitments and contingencies in Note J and pension and other postretirement benefits in Note L to the consolidated financial statements included in this Quarterly Report on Form 10–Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2004, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward–looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time, make oral or written statements which are also “forward–looking statements.”

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

Following its refinancing in 2003, the Company has significant U.S. dollar exposure in Europe which may result in future material foreign exchange adjustments to earnings. As of September 30, 2005, the Company had approximately $1.3 billion of net U.S. dollar-denominated liability exposure in its European subsidiaries, including approximately $0.8 billion in subsidiaries with the euro as their functional currency and approximately $0.5 billion in subsidiaries with the pound sterling as their functional currency. In addition, a euro functional currency subsidiary had a Canadian dollar asset exposure of approximately $0.5 billion from an intercompany loan. Based on the exposures at September 30, 2005, a one percentage change in the functional currencies against the exposure would result in an exchange gain or loss of approximately $13 million before tax.

As of September 30, 2005, the Company had approximately $126 principal floating interest rate debt. A change of .25% in these floating interest rates would change annual interest expense by less than $1 before tax. The amount of floating debt has decreased from approximately $1.0 billion at December 31, 2004 primarily because the Company terminated $900 notional value of interest rate swaps during 2005.

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

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company’s potential asbestos–related liabilities and certain other matters, see Note K entitled “Asbestos–Related Liabilities” and Note L entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10–Q, which information is incorporated herein by reference.

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

Date:  October 28, 2005