Form 10-K
period 2005-12-31
CROWN HOLDINGS INC
filed 2006-03-16
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 0-50189
Crown Holdings, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-698-5100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
7% Notes Due 2006	New York Stock Exchange
Guarantees of 7% Notes Due 2006	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ]    No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ]    No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.   Yes [ X ]   No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
   Large accelerated filer [ X ]                     Accelerated filer [   ]                      Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No   [ X ]

As of June 30, 2005, 166,336,672 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $2,366,970,843 based on the New York Stock Exchange closing price for such shares on that date.

As of March 3, 2006, 167,534,780 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2006	Part III to the extent described therein

Crown Holdings, Inc.

2005 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.     BUSINESS

GENERAL

In connection with its refinancing and reorganization in 2003, Crown Cork & Seal Company, Inc. formed a new public holding company named Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies). Crown Cork & Seal Company, Inc. is now a wholly-owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company. The Company is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and metal caps and closures. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. At December 31, 2005, the Company operated 155 plants along with sales and service facilities throughout 42 countries and had 24,055 employees. Consolidated net sales for the Company in 2005 were $6.9 billion with over 70% of 2005 net sales derived from operations outside the United States, of which 75% of these non-U.S. revenues were derived from operations in the Company’s European Division.

On October 11, 2005, the Company completed the sale of its plastic closures business which had 29 facilities located in 13 countries across Europe, North America and Asia, and had approximately 3,500 employees. The sales amounts presented herein have been recast to exclude the results from the divested business. Further information about the results of operations of the plastic closures business is contained under Note B to the consolidated financial statements.

DIVISIONS AND OPERATING SEGMENTS

The Company’s business is organized geographically within three divisions, Americas, European and Asia-Pacific. Within the Americas and European Divisions the Company is generally organized along product lines. The Company’s reportable segments within the Americas Division are Americas Beverage and North America Food. The Company’s reportable segments within the European Division are Europe Beverage, Europe Food and Europe Specialty Packaging. Americas Beverage includes beverage can operations in the U.S., Canada, Mexico, and South and Central America. North America Food includes food can and metal closure operations in the U.S. and Canada. Europe Beverage includes beverage can operations in Europe and the Middle East. Europe Food includes food can and metal closure operations in Europe and Africa. Europe Specialty Packaging includes specialty packaging operations in Europe. Prior period segment reporting in this annual report on Form 10-K has been conformed to the current presentation. No operating segments within the Asia-Pacific Division are included as reportable segments.

Financial information concerning the Company’s operating segments, and within selected geographic areas, is set forth within Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note Y to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the United States, Canada, Mexico and South and Central America. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging, metal closures and caps, and health and beauty care packaging. At December 31, 2005, the division operated 59 plants in 9 countries and had approximately 7,500 employees. In 2005, the Americas Division had net sales of $2.9 billion compared to $2.7 billion in 2004. Approximately 72% of division net sales were derived from within the United States.

Within the Americas Division the Company has determined that there are two reportable segments: Americas Beverage and North America Food. Other operating segments consist of North America Aerosol, Health and Beauty Care, and plastic packaging and food can operations in Latin America.

Crown Holdings, Inc.

Americas Beverage

The Americas Beverage segment manufactures metal beverage cans and ends and crowns. For 2005, Americas Beverage had net sales of approximately $1.7 billion (24.0% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $197 million.

North America Food

The North America Food segment manufactures aluminum and steel food cans and ends and metal closures. For 2005, North America Food had net sales of $754 million (10.9% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $42 million.

EUROPEAN DIVISION

The European Division includes operations in Europe, the Middle East and Africa. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging, metal closures and caps, high density polyethylene (“HDPE”) containers, health and beauty care packaging and canmaking equipment. At December 31, 2005 the division operated 82 plants in 27 countries and had approximately 14,000 employees. Net sales in 2005 were $3.6 billion. Net sales in the United Kingdom of $799 million and in France of $711 million represented 22.0% and 19.6% of division net sales in 2005.

Within the European Division the Company has determined that there are three reportable segments: Europe Beverage, Europe Food and Europe Specialty Packaging. Other operating segments consist of Europe Aerosol and Europe Specialty Plastics.

Europe Food

The Europe Food segment manufactures aluminum and steel food cans and ends, and metal closures. Europe Food had net sales in 2005 of approximately $1.8 billion (26.7% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $198 million.

Europe Beverage

The Europe Beverage segment manufactures metal beverage cans and ends and closures. Europe Beverage had net sales in 2005 of approximately $1.0 billion (13.9% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $140 million.

Europe Specialty Packaging

The Europe Specialty Packaging segment manufactures a wide variety of specialty containers, with numerous lid and closure variations. Within the consumer market, the Company manufactures a wide variety of tinplate containers for cookies and cakes, tea and coffee, confectionery, giftware, personal care, tobacco, wine and spirits, as well as non-processed food products. In the industrial market, the Company manufactures tinplate containers for paints and inks, do-it-yourself products, and chemical, automotive and household products.

In 2005 Europe Specialty Packaging had net sales of $406 million (5.9% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $20 million.

ASIA-PACIFIC DIVISION

The Asia-Pacific Division manufactures aluminum beverage cans and ends, steel food and aerosol cans and ends, and metal caps. At December 31, 2005, the division operated 14 plants in 6 countries and had approximately 1,900 employees. Net sales in 2005 were $422 (6.1% of consolidated net sales) and beverage can and end sales were approximately 79% of division sales.

No operating segments within the division are included as reportable segments.

Crown Holdings, Inc.

PRODUCTS

Beverage Cans

The Company supplies beverage cans and ends, and other packaging products to a variety of beverage and beer companies, including Anheuser-Busch, Cadbury Schweppes, Coca-Cola, Cott Beverages, Heineken, InBev, Kroger, Pepsi-Cola and Scottish Courage. The Company’s beverage business is built around local, regional and global markets, which has served to develop the Company’s understanding of global consumer expectations.

The beverage market is dynamic and highly competitive, with each packaging manufacturer striving to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled the Company to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends, and metal bottle caps. Recent innovations include the SuperEnd™ beverage can end and shaped beverage cans.

Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and is continuing its efforts to reduce can and end diameter, lighten its cans, reduce non-metal costs and restructure production processes.

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two-and three-piece cans in numerous shapes and sizes, and sells food cans to food marketers such as Bonduelle, Campbell Soup, ConAgra, Continentale, H.J. Heinz, Mars, Menu Foods, Nestlé and Premier Foods.

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

The Company offers a wide variety of metal closures and sealing equipment solutions to leading marketers such as Abbott Laboratories, Altria Group (Kraft Foods), H. J. Heinz, Nestlé, Premier Foods and Unilever from a network of metal closure plants around the world. The Company supplies total packaging solutions, including closures, capping systems and services while working closely with customers, retailers and glass manufacturers to develop innovative closure solutions and meet customer requirements.

The Company strives to continuously improve its metal closure design and printing technology to better support customers’ marketing programs and promotional activities. The Company offers expertise in closure design and decoration, ranging from high quality printing of the closure in up to nine colors, to inside-the-cap printing, which offers customers new promotional possibilities.

Crown Holdings, Inc.

Aerosol Cans

The Company’s customers for aerosol cans and ends include manufacturers of personal care, food, household and industrial products, including CCL Industries, Gillette, S.C. Johnson and Unilever. The aerosol can business, while highly competitive, is marked by its high value-added service to customers. Such value-added services include, among others, the ability to manufacture multiple sizes and design customer labels and multiple color schemes.

Specialty Packaging

The Company’s specialty packaging business is located primarily in Europe and serves many major European and multinational companies. The Company produces a wide variety of specialty containers, with numerous lid and closure variations. The Company’s specialty packaging customers include Altria Group (Kraft Foods), Akzo Nobel, Bristol-Meyers Squibb, Cadbury Schweppes, Danone, Nestlé, Sigma, Teisseire and United Biscuits.

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

Health and Beauty Care

The Company produces fragrance closures and packaging for lipsticks and eyecare products for leading cosmetics and beauty care companies. As a global, single-source packaging partner, the Company strives to use innovative design and engineering coupled with advanced manufacturing and decorating capabilities to meet the high quality standards and the demanding deadlines of its global customers. The Company’s health and beauty customers include Avon, Esteé Lauder, L’Oreal and Procter & Gamble.

SALES AND DISTRIBUTION

Global marketers continue to demand the consolidation of their supplier base under long-term arrangements and qualify those suppliers on the basis of their ability to provide global service to create innovative designs and technologies in a cost-effective manner.

With its global reach, the Company markets and sells products to customers through its own sales and marketing staff located within each operating segment. Regional sales personnel support the segments’staffs. Contracts with global suppliers are centrally negotiated, although products are ordered through and distributed directly by each plant. Facilities are generally located in proximity to their respective major customers. The Company maintains contact with customers in order to develop new business and to extend the terms of its existing contracts.

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

COMPETITION

Most of the Company’s products are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers who manufacture containers for their own use and for sale to others. The Company’s multinational competitors include, but are not limited to, Alcoa Inc., Amcor Limited, AptarGroup Inc., Ball Corporation, BWAY Corporation, Impress Holdings B.V., Metal Container Corporation, Owens-Illinois Inc., Rexam Plc and Silgan Holdings Inc.

Crown Holdings, Inc.

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged products in the world. Consolidation trends among beverage and food marketers has led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 25% of its 2005 net sales.

In each of the years in the period 2003 through 2005, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

RESEARCH AND DEVELOPMENT

The Company’s principal Research, Development & Engineering (RD&E) centers are located in Alsip, Illinois and Wantage, England. The Company uses its centralized RD&E capabilities to (i) promote development of value-added packaging systems, (ii) design cost-efficient manufacturing systems and materials that also provide continuous quality improvement, (iii) support technical needs in customer and vendor relationships, and (iv) provide engineering services for the Company’s worldwide packaging activities. These capabilities allow the Company to identify market opportunities by working directly with customers to develop new products, such as the creation of new packaging shapes.

Recent innovations include:

•	Value-added shaped beverage, food and aerosol cans, such as Heineken’s keg can, the Stockmeyer cauldron soup can and S.C. Johnson shaped containers for Glade air fresheners. This technology has the capability of reinforcing brand image, providing differentiation on the shelf, and reducing counterfeiting.

•	The SuperEnd™ for beverage cans, which requires less metal than existing ends without any reduction in strength. The SuperEnd™ also offers improved pourability, drinkability, ease-of-opening and appearance.

•	Patented composite (metal and plastic) closures including the Company’s “Ideal™” product line. These closures offer improved barrier performance and tamper resistance while requiring less strength to open than standard metal vacuum closures. The Company supplies composite closures to a growing list of customers including Abbott Laboratories (Ensure), PepsiCo (Tropicana), Tree Top, Smuckers and Unilever (Ragu).

•	Next generation “Easy-open low energy” (“EOLE™”) full pullout steel food can ends. The end design allows the end to be removed by hand with less strength than competing easy open food ends.

•	A family of Peel Seam™ flexible lidding for cans that provides exceptional ease of opening, high quality graphics and can still be applied with traditional closing technology.

•	New specialty metal containers such as for Altoids Sours and the Bosch IXO metal tin.

The Company intends to selectively license its proprietary technologies and has licensed SuperEnd,™ can shaping and BiCan™ technology to Amcor Limited in Australia and New Zealand and SuperEnd™ to Nampak Ltd. in South Africa, Showa in Japan, and Metal Container in North America.

The Company spent $47 million in 2005, $47 million in 2004 and $44 million in 2003 on RD&E activities. Certain of these activities are expected to improve and expand the Company’s product lines in the future.

These expenditures include methods to improve manufacturing efficiencies and reduce unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties, such as material strength. The costs incurred were associated with a number of products in varying stages of development, but do not include product and/or process developments occurring in the Company’s decentralized business units.

Crown Holdings, Inc.

MATERIALS AND SUPPLIERS

The Company in its manufacturing operations uses various raw materials, primarily aluminum and steel for metals packaging. In general, these raw materials are purchased in highly competitive, price-sensitive markets which have historically exhibited price and demand cyclicality. These materials and others used in the manufacturing process have historically been available in adequate supply from multiple sources. Generally, the Company’s principal raw materials are obtained from the major suppliers in the countries in which it operates plants. Some plants in developing countries, which do not have local mills, obtain raw materials from nearby, more-developed countries. The Company has agreements for what it considers adequate supplies of raw materials. However, sufficient quantities may not be available in the future due to, among other things, shortages due to excessive demand, weather or other factors, including disruptions in supply caused by raw material transportation or production delays. From time to time, some of the raw materials have been in short supply, but to date, these shortages have not had a significant impact on the Company’s operations.

In 2005, consumption of steel and aluminum represented approximately 30% and 28%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, recent government regulations, political unrest and global or local demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel have at times been subject to volatility and there can be no assurance that the Company will be able to fully recover higher raw material costs from its customers.

During 2005, the average market price for steel used in packaging increased approximately 20%. Suppliers have indicated that a shortage of raw materials to produce steel and increased global demand, primarily in China, have combined to create the need for steel price increases for their customers. Several suppliers have also indicated that the current market environment has resulted in a tighter supply of steel which could require allocation among their steel purchasing customers. As a result of the steel price increases, the Company in 2005 implemented significant price increases in all of its steel product categories. There can be no assurance that the Company will be able to fully recover from its customers the impact of steel price increases. In addition, if the Company is unable to purchase steel for a significant period of time, its steel-consuming operations would be disrupted and if the Company is unable to fully recover the higher cost of steel, its financial results may be adversely affected. The Company continues to monitor this situation and the effect on its operations.

The average price of aluminum ingot on the London Metal Exchange (“LME”) increased approximately 16% in 2005. In an effort to reduce the impact of volatile aluminum prices on its Americas Beverage operations, the Company in the Americas has entered into contracts with its suppliers of aluminum can and end sheet that, by formula, guarantee prices for a period of six months. The pricing structure is directly tied to a rolling average of the prior six months market price of aluminum ingot on the LME. Further, ceiling prices have been established under these contracts that set maximum prices that the Company would pay for aluminum. The Company’s beverage can and end sales contracts in the Americas contain similar provisions that adjust selling prices to the customers based on changes in the market price of aluminum.

In Europe and Asia, commodity and foreign currency forwards are used in combination with commercial supply contracts with customers to manage the exposure to price volatility. There can be no assurance that such instruments and contracts will effectively manage the Company’s exposure to price volatility.

In response to the volatility of raw material prices, ongoing productivity and cost reduction efforts in recent years have focused on improving raw material cost management.

The Company’s manufacturing facilities are dependent, in varying degrees, upon the availability of processed energy, such as natural gas and electricity. Certain of these energy sources may become difficult or impossible to obtain on acceptable terms due to external factors which could increase the Company’s costs or interrupt its business.

Crown Holdings, Inc.

SEASONALITY

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

The Company’s beverage packaging business is predominately located in the Northern Hemisphere. Generally, beverage products are consumed in greater amounts during the warmer months of the year and sales and earnings have generally been higher in the second and third quarters of the calendar year.

The Company’s other businesses include aerosol, specialty and health and beauty care packaging, canmaking equipment and various other products which tend not to be significantly affected by seasonal variations.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry and may require additional capital investment. Anticipated future restrictions in some jurisdictions on the use of certain coatings may require the Company to employ additional control equipment or process modifications. The Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. There can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report under the caption Environmental Matters, and under Note N to the consolidated financial statements.

WORKING CAPITAL

The Company generally uses cash during the first nine months of the year to finance seasonal working capital needs. The Company’s working capital requirements are funded by its receivables securitization and factoring programs, its revolving credit facility and from operations.

In 2005, the Company completed a refinancing that it expects will lower the interest rates on a portion of its debt obligations and which extended their maturities. Further information relating to the Company’s liquidity and capital resources and the refinancing is set forth within Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report under the caption Debt Refinancing and under Note S and Note T to the consolidated financial statements.

Collection and payment periods tend to be longer for the Company’s operations located outside the U.S. due to local business practices.

EMPLOYEES

At December 31, 2005, the Company employed approximately 24,000 people. Collective bargaining agreements with varying terms and expiration dates cover approximately 14,850 employees. The Company does not expect that renegotiations of the agreements expiring in 2006 will have a material adverse effect on its results of operations, financial position or cash flow.

Crown Holdings, Inc.

AVAILABLE INFORMATION

The Company’s Internet web site address is www.crowncork.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by the Company with the U.S. Securities and Exchange Commission pursuant to sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through the Company’s web site as soon as reasonably practicable after the documents are filed with, or otherwise furnished to, the U.S. Securities and Exchange Commission.

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

ITEM 1A.     RISK FACTORS

In addition to factors discussed elsewhere in this report and in “Management’s Discussion and Analysis,” the following are some of the important factors that could materially and adversely affect the Company’s business, financial condition and results of operations.

The substantial indebtedness of the Company could prevent it from fulfilling its obligations.

The Company is highly leveraged. As a result of its substantial indebtedness, a significant portion of the Company’s cash flow will be required to pay interest and principal on its outstanding indebtedness and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its credit facilities, to enable it to pay its indebtedness or to fund other liquidity needs. As of December 31, 2005, the Company had approximately $3.4 billion of total indebtedness and shareholders’ deficit of $236 million. The Company’s earnings did not cover fixed charges by $306 million for 2005 as discussed in Exhibit 12 to this Annual Report. The Company’s $544 million of first priority senior secured notes mature on September 1, 2011 and its $800 million senior secured revolving credit facilities mature on May 15, 2011. The Company’s $165 and €287 million senior secured term loan facilities mature on November 15, 2012.

The substantial indebtedness of the Company could:

•	make it more difficult for the Company to satisfy its obligations;

•	increase the Company’s vulnerability to general adverse economic and industry conditions, including rising interest rates;

•	limit the Company’s ability to obtain additional financing;

•	require the Company to dedicate a substantial portion of its cash flow from operations to service its indebtedness, thereby reducing the availability of its cash flow to fund future working capital, capital expenditures and other general corporate requirements;

•	require the Company to sell assets used in its business;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

•	place the Company at a competitive disadvantage compared to its competitors that have less debt.

Crown Holdings, Inc.

If its financial condition, operating results and liquidity deteriorate, the Company’s creditors may restrict its ability to obtain future financing and its suppliers could require prepayment or cash on delivery rather than extend credit to it. If the Company’s creditors restrict advances, the Company’s ability to generate cash flows from operations sufficient to service its short and long-term debt obligations will be further diminished. In addition, the Company’s ability to make payments on and refinance its debt and to fund its operations will depend on the Company’s ability to generate cash in the future.

Some of the Company’s indebtedness is subject to floating interest rates, which would result in its interest expense increasing if interest rates rise.

As of December 31, 2005, approximately $0.9 billion of the Company’s $3.4 billion of total indebtedness was subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company’s interest expense and reducing funds available for operations or other purposes. The Company’s annual interest expense was $361 million, $361 million and $379 million for 2005, 2004 and 2003, respectively. Based on the amount of variable rate debt outstanding as of December 31, 2005, a 1% increase in variable interest rates would increase its annual interest expense by $9 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuations. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Market Risk” in this report.

Notwithstanding the Company’s current indebtedness levels and restrictive covenants, the Company may still be able to incur substantial additional debt, which could exacerbate the risks described above.

The Company may be able to incur additional debt in the future. Although the Company’s credit facilities and the indentures governing its outstanding notes contain restrictions on the Company’s ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, the Company may consider investments in joint ventures or acquisitions, which may increase the Company’s indebtedness. Adding new debt to current levels could intensify the related risks that the Company and its subsidiaries now face.

Restrictive covenants in its debt agreements could restrict the Company’s operating flexibility.

The Company’s credit facilities and the indentures governing its secured and unsecured notes contain affirmative and negative covenants that limit the ability of the Company and its subsidiaries to take certain actions. These restrictions may limit the Company’s ability to operate its businesses and may prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise. The credit facilities require the Company to maintain specified financial ratios and satisfy other financial conditions. The credit facilities and the agreements or indentures governing the Company’s secured and unsecured notes restrict, among other things and subject to certain exceptions, the ability of the Company to:

•	incur additional debt;

•	pay dividends or make other distributions, repurchase capital stock, repurchase subordinated debt and make certain investments or loans;

•	create liens and engage in sale and leaseback transactions;

•	create restrictions on the payment of dividends and other amounts to the Company from subsidiaries;

•	change accounting treatment and reporting practices;

Crown Holdings, Inc.

•	enter into agreements restricting the ability of a subsidiary to pay dividends to, make or repay loans to, transfer property to, or guarantee indebtedness of, the Company or any of its other subsidiaries;

•	sell or acquire assets and merge or consolidate with or into other companies; and

•	engage in transactions with affiliates.

In addition, the indentures and agreements governing the Company’s outstanding unsecured notes limit, among other things, the ability of the Company to enter into certain transactions, such as mergers, consolidations, asset sales, sale and leaseback transactions and the pledging of assets. In addition, if the Company or certain of its subsidiaries experience specific kinds of changes of control, the Company’s credit facilities are due and payable and the Company must offer to repurchase outstanding notes.

The breach of any of these covenants by the Company or the failure by the Company to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under the Company’s other outstanding debt and could lead to an acceleration of obligations related to other outstanding debt. The ability of the Company to comply with the provisions of the credit facilities, the agreements or indentures governing other indebtedness it may incur in the future and its outstanding secured and unsecured notes can be affected by events beyond its control and, therefore, it may be unable to meet those ratios and conditions.

The Company is subject to certain restrictions that may limit its ability to make payments out of the cash reserves shown in its consolidated financial statements.

The ability of the Company’s subsidiaries and joint ventures to pay dividends, make distributions, provide loans or make other payments to the Company may be restricted by applicable state and foreign laws, potentially adverse tax consequences and their agreements, including agreements governing their debt. In addition, the equity interests of the Company’s joint venture partners or other shareholders in its non-wholly owned subsidiaries in any dividend or other distribution made by these entities would need to be satisfied on a proportionate basis with the Company. As a result, the Company may not be able to access its cash flow to service its debt, and the amount of cash and cash flow reflected on its financial statements may not be fully available to the Company.

Pending and future asbestos litigation and payments to settle asbestos-related claims could reduce the Company’s cash flow and negatively impact its financial condition.

Crown Cork & Seal Company, Inc. (“Crown Cork”) is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. In 1963, Crown Cork acquired a subsidiary that had two operating businesses, one of which is alleged to have manufactured asbestos-containing insulation products. Crown Cork believes that the business ceased manufacturing such products in 1963.

The Company recorded pre-tax charges of $10 million, $35 million, $44 million, $30 and $51 million to increase its accrual for asbestos-related liabilities in 2005, 2004, 2003, 2002 and 2001, respectively. As of December 31, 2005, Crown Cork’s accrual for pending and future asbestos-related claims was $214 million and Crown Cork estimates that its range of potential liability for pending and future asbestos claims that are probable and estimable is between $214 million and $272 million. Crown Cork’s accrual includes estimates for probable costs for claims through the year 2015. The upper end of Crown Cork’s estimated range of possible asbestos costs of $272 million includes claims beyond that date. Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the subsidiary’s insulation business in 1964 would not be entitled to settlement payouts and that the Texas, Florida, Pennsylvania, Mississippi and Ohio asbestos legislation described under Note M to the consolidated financial statements, are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply.

Crown Holdings, Inc.

Crown Cork made cash payments of $29 million, $41 million, $68 million, $114 million and $118 million in 2005, 2004, 2003, 2002 and 2001, respectively, for asbestos-related claims. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related pay-outs and defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork’s reserve and range of potential liabilities) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which Texas, Florida, Ohio and Mississippi statutes relating to asbestos liability are upheld and/or applied by Texas, Florida, Ohio and Mississippi courts, respectively, the extent to which a Pennsylvania statute relating to asbestos liability is upheld and/or applied by courts in states other than Pennsylvania, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation, including potential U.S. federal legislation described in the Company’s consolidated financial statements. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual and range of potential liability, which could reduce the Company’s cash flow and impair its ability to satisfy its obligations. As a result of the uncertainties regarding its asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future. Further information regarding Crown Cork’s asbestos-related liabilities is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Liquidity and Capital Resources” and under Note M to the consolidated financial statements.

The Company has significant pension plan obligations worldwide and significant underfunded U.S. post-retirement obligations, which could reduce its cash flow and negatively impact its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2005, 2004, 2003, 2002 and 2001, the Company contributed $401 million, $171 million, $122 million, $44 million and $118 million, respectively, to these plans and currently anticipates its 2006 funding to be at least $23 million. The Company may be required to make an additional contribution of approximately £30 to its U.K. plan in 2006 as a result of new legislation enacted in 2005. The potential contribution arose from the 2005 sale of the Company’s plastic closures business. Pension expense in 2006 is expected to decrease to approximately $43 million from $85 million in 2005, primarily due to higher plan assets. A 0.25% change in the expected rate of return would change 2006 pension expense by approximately $10 million. A 0.25% change in the discount rates would change 2006 pension expense by approximately $7 million.

The Company has significant current funding obligations for pension benefits. The Company contributed $323 million to its U.S. pension plan in 2005. Based on current assumptions, the Company has no minimum U.S. pension funding requirement in calendar year 2006.

The Company’s U.S. pension plan is significantly underfunded, and its U.S. retiree medical plans are unfunded. As of December 31, 2005, the Company’s U.S. pension plan was underfunded on a termination basis by approximately $352 million. The Company’s pension plan assets consist primarily of common stocks and fixed income securities. If the performance of investments in the plan does not meet the Company’s assumptions, the underfunding of the pension plan may increase and the Company may have to contribute additional funds to the pension plan. In addition, federal legislative proposals have been made that could, if enacted, require the Company to significantly increase its funding obligations to the plan and recently enacted legislation is expected to increase the premiums paid by the Company to the Pension Benefit Guaranty Corporation. The actual impact of this legislation would depend upon the requirements of the legislation, if enacted, contributions to and distributions from the pension plan and the investment performance of the assets contributed to the pension plans. An increase in pension contributions and expenses could decrease the Company’s cash available to pay its outstanding obligations and its net income. While its U.S. pension plan continues in effect, the Company continues to incur additional pension obligations.

Crown Holdings, Inc.

The Company’s U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

In addition, as of December 31, 2005, the unfunded “accumulated postretirement benefit obligation,” calculated in accordance with generally accepted accounting principles, for retiree medical benefits was approximately $639 million, based on assumptions set forth under Note W to the consolidated financial statements.

The Company could be liable for Constar’s pension obligations, which could decrease cash available to satisfy its obligations and fund operations.

Under certain circumstances, the Company may be liable for the pension obligations of Constar International Inc., the Company’s former subsidiary that engaged in an initial public offering in 2002, which could decrease the Company’s cash available to pay its outstanding obligations. At the time of the Constar initial public offering, Constar assumed sponsorship of the Company’s pension plan which covered all active and former hourly employees and certain former salaried employees of Constar. Such plan was underfunded by approximately $24 million when it was assumed by Constar. The Constar pension plan is subject to ERISA. Under ERISA, the PBGC has the authority to terminate an underfunded plan under certain circumstances. If the Constar pension plan is terminated within five years of the completion of the Constar initial public offering, the PBGC may bring a claim under ERISA to hold the Company liable for the Constar pension plan underfunding if it is determined that a principal purpose of the Constar initial public offering was to evade pension liability. The Company does not believe that is the case. The actual amount for which the Company may become liable in the future depends on the future funding status of the Constar pension plan. In any case, if this claim is brought against the Company in the future, it may be costly to defend and the claim may reduce the Company’s liquidity.

The Company has had net operating losses in the past and may not generate profits in the future.

Operating losses could limit the Company’s ability to service its debt and fund its operations. For the fiscal years ended December 31, 2005, 2003, 2002 and 2001, the Company had consolidated losses from continuing operations before cumulative effect of a change in accounting of approximately $351 million, $74 million, $231 million and $1.0 billion, respectively. The Company had net income of $16 million for the fiscal year ended December 31, 2004. However, the Company may not generate net income in the future.

The Company’s principal markets are subject to overcapacity and intense competition, which could reduce the Company’s net sales and net income.

The worldwide food and beverage can markets have experienced limited growth in demand in recent years. Food and beverage cans are standardized products, allowing for relatively little differentiation among competitors. This has led to overcapacity and price competition among food and beverage producers, as capacity growth outpaced the growth in demand for food and beverage cans and overall manufacturing capacity exceeded demand. These market conditions reduced product prices, which contributed to declining revenue and net income and increasing debt balances that the Company experienced in the past. As a result of industry overcapacity and price competition, the Company may not be able to increase prices sufficiently to offset higher costs or to generate sufficient cash flow. The North American food and beverage can market, in particular, is considered to be a mature market, characterized by slow growth and a sophisticated distribution system. Price-driven competition has increased as producers seek to capture more sales volumes in order to keep their plants operating at optimal levels and reduce unit costs.

Competitive pricing pressures, overcapacity, the failure to develop new product designs and technologies for products, as well as other factors could cause the Company to lose existing business or opportunities to generate new business and could result in decreased cash flow and net income.

Crown Holdings, Inc.

The Company is subject to competition from substitute products, which could result in lower profits and reduced cash flows.

The Company is subject to substantial competition from producers of alternative packaging made from glass, cardboard, and plastic, particularly from producers of plastic food and beverage containers, whose market has grown substantially over the past several years. The Company’s sales depend heavily on the volumes of sales by the Company’s customers in the food and beverage markets. Changes in preferences for products and packaging by consumers of prepackaged food and beverage cans significantly influence the Company’s sales. Changes in packaging by the Company’s customers may require the Company to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, and some of its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the fiscal years ended December 31, 2005, 2004 and 2003, the Company derived approximately 70%, 69% and 68%, respectively, of its consolidated net sales from sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company’s expenses and liabilities denominated in foreign currencies. The Company’s translation and exchange adjustments reduced reported income before tax by $94 million in 2005 and by $26 million in 2002, and increased reported income before tax by $98 million in 2004 and by $207 million in 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Position - Market Risk.”

Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect.

The Company’s international operations are subject to various risks that may lead to decreases in its financial results.

The risks associated with operating in foreign countries may have a negative impact on the Company’s liquidity and net income. The Company’s international operations generated approximately 70%, 69% and 68% of its consolidated net sales in 2005, 2004 and 2003, respectively. The business strategy of the Company includes continued expansion of international activities. However, the Company’s international operations are subject to various risks associated with operating in foreign countries, including:

•	restrictive trade policies;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	foreign exchange rate risks;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international manufacturing and marketing efforts;

•	non-tariff barriers and higher duty rates;

Crown Holdings, Inc.

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	exchange controls, such as those found in Thailand;

•	national and regional labor strikes;

•	language and cultural barriers;

•	high social benefit costs for labor, including costs associated with restructurings;

•	political, social, legal and economic instability;

•	taking of property by nationalization or expropriation without fair compensation;

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•	hyperinflation and currency devaluation in certain foreign countries, including the countries of Eastern Europe and Turkey, where such currency devaluation could affect the amount of cash generated by operations in those countries and thereby affect the Company’s ability to satisfy its obligations; and

•	war, civil disturbance and acts of terrorism.

There can be no guarantee that a deterioration of economic conditions in countries in which the Company operates would not have a material impact.

The Company’s profits will decline if the price of raw materials or energy rises and it cannot increase the price of its products.

The Company uses various raw materials, such as aluminum and steel for metals packaging, in its manufacturing operations. Sufficient quantities of these raw materials may not be available in the future. Moreover, the prices of certain of these raw materials, such as aluminum and steel, have historically been subject to volatility. In 2005, consumption of steel and aluminum represented approximately 30% and 28%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The average market price for steel used in packaging increased approximately 20% and the average price of aluminum ingot on the London Metal Exchange increased approximately 16% during 2005. Supplier consolidations and recent government regulations provide additional uncertainty as to the level of prices at which the Company might be able to source raw materials in the future.

As a result of price increases, in 2005 the Company implemented significant price increases in all of its steel and aluminum product categories. There can be no assurance that the Company will be able to fully recover from its customers the impact of steel surcharges or steel and aluminum price increases. In addition, if the Company is unable to purchase steel or aluminum for a significant period of time, the Company’s steel or aluminum-consuming operations would be disrupted. The Company is continuing to monitor this steel and aluminum prices situation and the effect on its operations.

The Company may be subject to adverse price fluctuations and surcharges, including recent steel price increases discussed above, when purchasing raw materials. While certain, but not all, of the Company’s contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset unexpected increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. If any of the Company’s principal suppliers were to increase their prices significantly, impose substantial surcharges or were unable to meet its requirements for raw materials, either or both of its revenues or profits would decline.

Crown Holdings, Inc.

In addition, the manufacturing facilities of the Company are dependent, in varying degrees, upon the availability of processed energy, such as natural gas and electricity. Certain of these energy sources may become difficult or impossible to obtain on acceptable terms due to external factors or may only be available at substantially increased costs, which could increase the Company’s costs or interrupt its business.

The loss of a major customer and/or customer consolidation could reduce the Company’s net sales and profitability.

Many of the Company’s largest customers have acquired companies with similar or complementary product lines. This consolidation has increased the concentration of the Company’s business with its largest customers. In many cases, such consolidation has been accompanied by pressure from customers for lower prices, reflecting the increase in the total volume of product purchased or the elimination of a price differential between the acquiring customer and the company acquired. Increased pricing pressures from the Company’s customers may reduce the Company’s net sales and net income.

The majority of the Company’s sales are to companies that have leading market positions in the sale of packaged food, beverages, aerosol and health and beauty products to consumers. Although no one customer accounted for more than 10% of its net sales in 2005, 2004, or 2003, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company’s net sales and net income. A continued consolidation of the Company’s customers could exacerbate any such loss.

The Company’s business is seasonal and weather conditions could reduce the Company’s net sales.

The Company manufactures packaging primarily for the food and beverage can market. Its sales can be affected by weather conditions. Due principally to the seasonal nature of the soft drink, brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, sales of the Company’s products have varied and are expected to vary by quarter. Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year. Unseasonably cool weather can reduce consumer demand for certain beverages packaged in its containers. In addition, poor weather conditions that reduce crop yields of packaged foods can decrease customer demand for its food containers.

The Company is subject to costs and liabilities related to stringent environmental and health and safety standards.

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company’s operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental requirements affecting the Company’s operations. For example, anticipated future restrictions in some jurisdictions on air emissions of volatile organic compounds and the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process modifications. The Company’s operations and properties, both in the U.S. and abroad, must comply with these laws and regulations.

A number of governmental authorities both in the U.S. and abroad have enacted, or are considering, legal requirements that would mandate certain rates of recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company’s products, and/or increase its costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Position - Environmental Matters.”

Crown Holdings, Inc.

The Company has written down a significant amount of goodwill, and a further writedown of goodwill would result in lower reported net income and a reduction of its net worth.

Further impairment of the Company’s goodwill would require additional write-offs of goodwill, which would reduce the Company’s net income in the period of any such write-off. At December 31, 2005, the carrying value of the Company’s goodwill was approximately $2.0 billion. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under the standard, the Company is no longer required to or permitted to amortize goodwill reflected on its balance sheet. It is, however, required to evaluate goodwill reflected on its balance sheet when circumstances indicate a potential impairment and at least annually, under the new impairment testing guidelines outlined in the standard. If it determines that the goodwill is impaired, the Company would be required to write-off a portion or all of the goodwill. The Company adopted this standard on January 1, 2002 and recorded a noncash, non-tax deductible impairment charge of $1.0 billion, reported as the cumulative effect of a change in accounting.

If the Company fails to retain key management and personnel the Company may be unable to implement its business plan.

Members of the Company’s senior management have extensive industry experience, and it would be difficult to find new personnel with comparable experience. Because the Company’s business is highly specialized, we believe that it would also be difficult to replace the Company’s key technical personnel. The Company believes that its future success depends, in large part, on its experienced senior management team. Losing the services of key members of its management team could limit the Company’s ability to implement its business plan.

A significant portion of the Company’s workforce is unionized and labor disruptions could increase the Company’s costs and prevent the Company from supplying its customers.

A significant portion of the Company’s workforce is unionized and a prolonged work stoppage or strike at any facility with unionized employees could increase its costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to the Company.

If the Company fails to maintain an effective system of internal controls, the Company may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm the Company’s business. The Company must annually evaluate its internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. If the Company fails to remedy or maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, the Company could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect the Company’s financial condition. There can be no assurance that the Company will be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that the Company’s management and external auditors will continue to conclude that the Company’s internal controls are effective.

The Company is subject to litigation risks which could negatively impact its operations and net income.

The Company is subject to various lawsuits and claims with respect to matters such as governmental, environmental and employee benefits laws and regulations, securities, labor, and actions arising out of the normal course of business, in addition to asbestos-related litigation described in “Pending and future asbestos litigation and payments to settle asbestos-related claims could reduce the Company’s cash flow and negatively impact its financial condition.” The Company is currently unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of such legal proceedings. Regardless of the ultimate outcome of such legal proceedings, they could result in significant diversion of time by the Company’s management. The results of the Company’s pending legal proceedings, including any potential settlements, are uncertain and the outcome of these disputes may decrease its cash available for operations and investment, restrict its operations or otherwise negatively impact its business, operating results, financial condition and cash flow.

Crown Holdings, Inc.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.     PROPERTIES

As of December 31, 2005, the Company operated 155 manufacturing facilities of which 29 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division has 59 operating facilities of which 12 are leased. Within the Americas Division, 36 facilities operate in the United States of which 8 are leased. The European Division has 82 operating facilities of which 14 are leased and the Asia-Pacific Division has 14 operating facilities of which 3 are leased. Some leases provide renewal options as well as various purchase options. The principal manufacturing facilities at December 31, 2005 are listed below and are grouped by product and by division.

Crown Holdings, Inc.

	Americas		Europe		Asia-Pacific

Metal	Lawrence, MA	La Crosse, WI	Custines, France	Sevilla, Spain	Beijing, China
Packaging	Kankakee, IL	Worland, WY	Korinthos, Greece	El Agba, Tunisia	Foshan, China
Beverage	Crawfordsville, IN	Aracaju, Brazil	Patras, Greece	Izmit, Turkey	Huizhou, China
and	Mankato, MN	Cabreuva, Brazil	Dammam, Jordan	Dubai, UAE	Shanghai, China
Closures	Batesville, MS	Calgary, Canada	Amman, Saudi Arabia	Botcherby, UK	Jakarta, Indonesia
	Dayton, OH	Montreal, Canada	Jeddah, Saudi Arabia	Braunstone, UK	Johor Bahru, Malaysia
	Cheraw, SC	Weston, Canada	Agoncillo, Spain		Selangor, Malaysia
	Conroe, TX	Santafe de Bogota, Colombia			Singapore
	Fort Bend, TX	Guadalajara, Mexico			Bangkadi, Thailand
	Winchester, VA	Carolina, Puerto Rico			Bangpoo, Thailand
	Olympia, WA				Hanoi, Vietnam
Saigon, Vietnam

Food	Winter Garden, FL	Seattle, WA	Brive, France	Abidjan, Ivory Coast	Samrong, Thailand
and	Pulaski Park, MD	Oshkosh, WI	Carpentras, France	Toamasina, Madagascar	Haadyai, Thailand
Closures	Owatonna, MN	Bolton, Canada	Concarneau, France (3)	Casablanca, Morocco
	Omaha, NE	Chatham, Canada	Laon, France	Goleniow, Poland
	Lancaster, OH	Concord, Canada	Nantes, France	Pruczcz, Poland
	Massillon, OH	Dorval, Canada	Outreau, France	Alochete, Portugal
	Mill Park, OH	Winnipeg, Canada	Perigeux, France	Timashevsk, Russia
	Portland, OR	Kingston, Jamaica	Gerwisch, Germany	Dakar, Senegal
	Connellsville, PA	La Villa, Mexico	Luebeck, Germany	Dunajska, Slovakia
	Hanover, PA	Barbados, West Indies	Muehldorf, Germany	Bellville, South Africa
	Suffolk, VA	Trinidad, West Indies	Seesen, Germany (2)	Logrono, Spain
			Tema, Ghana	Molina de Segura, Spain
			Thessaloniki, Greece	Sevilla, Spain
			Nagykoros, Hungary	Valencia, Spain
			Athy, Ireland	Vigo, Spain
			Aprilia, Italy (2)	Neath, UK
			Battipaglia, Italy	Poole, UK
			Calerno S. Ilario d’Enza, Italy	Wisbech, UK

Aerosol	Alsip, IL	Spartanburg, SC	Deurne, Belgium	Mijdrecht, Netherlands
	Decatur, IL	Toronto, Canada	Spilamberto, Italy	Sutton, UK
Faribault, MN

Specialty	Belcamp, MD		Hoboken, Belgium	Hoorn, Netherlands
Packaging	St. Laurent, Canada		Helsinki, Finland	Miravalles, Spain
			Chatillon-Sur-Seine, France	Montmelo, Spain
			Rouen, France	Aesch, Switzerland
			Vourles, France	Aintree, UK
			Hilden, Germany	Carlisle, UK
			Mechernich, Germany	Mansfield, UK
			Chignolo Po, Italy	Newcastle, UK

Plastic	Pilar, Argentina	Manaus, Brazil	Langeais, France	Hautot sur Mer, France
Packaging	Venancio Aires, Brazil

Health &	Watertown, CT	Barrie, Canada	Lailly-en-Val, France	Mozzate, Italy
Beauty Care	Laconia, NH	Reynosa, Mexico	Marolles, France
Middletown, NY

Canmaking	Norwalk, CT		Shipley, UK
& Spares

Crown Holdings, Inc.

Excluded from the list above are operating facilities in unconsolidated subsidiaries as well as service or support facilities. The service or support facilities include machine shop operations, plant operations dedicated to printing for cans and closures, coil shearing, coil coating and RD&E operations. Some operating facilities produce more than one product but have been presented above under the product with the largest contribution to sales.

The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from plant to plant. Warehouse and delivery facilities are generally provided at each of the manufacturing locations, although the Company does lease outside warehouses.

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities. The Company has also opened new facilities to meet increases in market demand for its products. These actions reflect the Company’s continued commitment to realign manufacturing facilities to maintain its competitive position in its markets. The Company continually reviews its operations and evaluates strategic opportunities. Further discussion of the Company’s recent restructuring actions and divestitures is contained within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Provision for Restructuring, and under Provision for Asset Impairments and Loss/Gain on Sale of Assets, and under Note B, Note O and under Note P to the consolidated financial statements.

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

The Company’s Americas and Corporate headquarters are in Philadelphia, Pennsylvania, its European headquarters is in Paris, France and its Asia-Pacific headquarters is in Singapore. The Company maintains research facilities in Alsip, Illinois and in Wantage, England.

The Company’s North American and European facilities, with certain exceptions, are subject to liens in favor of the lenders under its senior secured credit facility and under the Company’s first priority senior secured notes.

ITEM 3.     LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc. (“Crown Cork”) is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2005, the accrual for pending and future asbestos claims that are probable and estimable was $214 million.

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

Crown Holdings, Inc.

Further information on these matters and other legal proceedings is presented within Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings Provision for Asbestos and Environmental Matters and under Note M and Note N to the consolidated financial statements.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in Part III, Item 10, “Directors and Executive Officers of the Registrant” of this Report.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is listed on the New York Stock Exchange. On March 3, 2006, there were 6,552 registered shareholders of the Registrant’s common stock, including 1,882 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2005 is set forth in Part II of this Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Common Stock and Other Shareholders’ Equity/(Deficit) and under Note Q to the consolidated financial statements entitled Capital Stock. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Report.

Issuer Purchases of Equity Securities

(in thousands, except per share)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Programs as of the end of the Month

2005
March	500	$16.99	500	$ 41,506
April	350	15.63	350	36,036
December	1,250	19.48	1,250	161,690

Total	2,100	$18.24	2,100	$161,690

In December 2005, the Company announced that its Board of Directors has authorized the repurchase of up to $150 million of the Company’s common stock through the end of 2007. The new authorization is in addition to the Company’s prior stock repurchase program of up to $50 million of the Company’s common stock through the end of 2006, approved by the Board of Directors in February 2005. The actual amount to be repurchased is subject to the Company’s debt agreements, market conditions, and other factors.

Crown Holdings, Inc.

ITEM 6.     SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2005	2004	2003	2002	2001

Summary of Operations
Net sales	$6,908	$6,531	$6,007	$6,246	$6,669

Cost of products sold (excluding depreciation and amortization)	5,759	5,463	5,073	5,220	5,681
Depreciation and amortization	249	263	281	332	448
Selling and administrative expense	349	318	292	277	275
Provision for asbestos	10	35	44	30	51
Provision for restructuring	16	7	15	18	47
Provision for asset impairments and loss/gain on sale of assets	10	47	76	247	215
Loss/(gain) from early extinguishments of debt	383	39	12	(28)
Interest expense, net of interest income	352	353	368	331	437
Translation and exchange adjustments	94	(98)	(207)	26	10

Income/(loss) from continuing operations before income taxes, minority interests,
equity earnings and cumulative effect of a change in accounting	(314)	104	53	(207)	(495)
Provision/(benefit) for income taxes	(2)	61	71	9	507
Minority interests and equity earnings	(39)	(27)	(56)	(15)	(4)

Income/(loss) from continuing operations before cumulative effect of a change in accounting (1)	($351)	$16	($74)	($231)	($1,006)

Financial Position at December 31
Working capital / (deficit)	($98)	$263	$86	($246)	($84)
Total assets	6,545	8,125	7,773	7,505	9,620
Total cash and cash equivalents	294	471	401	363	456
Total debt	3,403	3,872	3,939	4,054	5,320
Total debt, less cash and cash equivalents, to total capitalization (2)	99.7%	87.7%	91.3%	97.1%	82.9%
Minority interests	246	201	197	196	201
Shareholders’ equity/(deficit)	(236)	277	140	(87)	804

Crown Holdings, Inc.

SELECTED FINANCIAL DATA (Continued)

(in millions, except per share, ratios and other statistics)	2005	2004	2003	2002	2001

Common Share Data (dollars per share)
Earnings/(loss) from continuing operations before cumulative effect of a change in accounting
Basic	($2.12)	$0.10	($0.45)	($1.61)	($8.01)
Diluted	(2.12)	0.09	(0.45)	(1.61)	(8.01)

Market price on December 31	19.53	13.74	9.06	7.95	2.54

Book value based on year-end outstanding shares	(1.42)	1.68	0.85	(0.55)	6.40
Number of shares outstanding at year-end	166.7	165.6	165.0	159.4	125.7
Average shares outstanding
Basic	165.9	165.3	164.7	143.8	125.6
Diluted	165.9	168.8	164.7	143.8	125.6

Other
Capital expenditures	$192	$138	$120	$115	$168
Number of employees	24,055	27,645	27,444	28,319	33,046

Notes:

The summary of operations data above has been recast to exclude the plastic closures business that was divested in 2005 as discussed under Note B to the consolidated financial statements.

During 2002 and 2001, the Company divested its U.S. fragrance pump business, its European pharmaceutical packaging business, its operations in Central and East Africa, and sold 89.5% of its interest in Constar International, Inc. in an initial public offering. These divested operations accounted for approximately $674 and $904 of net sales in 2002 and 2001, respectively.

(1)	Amounts for 2005, 2004, 2003, 2002 and 2001 included after-tax adjustments for restructuring actions of $14, $5, $14, $15 and $46, respectively. Also included in reported net income/(loss) were (i) after-tax charges for provision for asset impairments and loss/gain on sale of assets of $10 or $0.06 per share in 2005, $41 or $0.25 per share in 2004; $68 or $0.41 per share in 2003; $258 or $1.79 per share in 2002 and $208 or $1.66 per share in 2001, (ii) after-tax charges for asbestos of $10 or $0.06 per share in 2005, $35 or $0.21 per share in 2004; $44 or $0.27 per share in 2003; $30 or $0.21 per share in 2002 and $51 or $0.41 per share in 2001, (iii) after-tax gains/(losses) of ($376) or ($2.27) per share in 2005, ($34) or ($0.20) per share in 2004; ($16) or ($0.10) per share in 2003 and $28 or $0.19 per share in 2002 from early extinguishments of debt, (iv) after-tax foreign exchange gains/(losses) on debt in Europe in 2005 of ($87) or ($0.52) per share, in 2004 of $67 or $0.40 per share, and in 2003 of $143 or $0.86 per share, (v) a charge of $22 or $0.13 per share in 2003 for the Company’s share of a goodwill impairment charge recorded by Constar, (vi) a tax charge to establish a valuation allowance for U.S. deferred tax assets in 2001 of $452 or $3.60 per share, and (vii) a transition charge of $1,014 or $7.05 per share in 2002 and a transition credit of $4 or $0.03 per share in 2001 related to the adoption of new accounting standards.

(2)	Total capitalization consists of total debt, minority interests and shareholders’ equity/(deficit), less cash and cash equivalents.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the “Company”) as of and during the three-year period ended December 31, 2005. This discussion should be read in conjunction with the consolidated financial statements included in this annual report.

EXECUTIVE OVERVIEW

The Company’s principal areas of focus include improving segment income, reducing debt, and reducing asbestos-related costs. Segment income is defined by the Company as net sales less cost of products sold, depreciation and amortization, and selling and administrative expenses.

Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. Key strategies for expanding sales include targeting geographic markets with strong growth potential, such as the Middle East, Asia, Latin America and southern and central Europe, improving selling prices in certain product lines and developing innovative packaging products using proprietary technology. The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and other benefit costs.

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company reduced its total debt by $469, to $3,403 at December 31, 2005 from $3,872 at December 31, 2004. Cash balances decreased by $177, to $294 from $471 from December 31, 2004 to December 31, 2005.

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $29 in 2005, $41 in 2004 and $68 in 2003, and the Company expects to pay approximately $30 in 2006. While the level of payments has declined recently, the Company’s asbestos-related liabilities remain significant and the amount of future payments and liabilities is inherently unpredictable.

The cost of aluminum and steel, the primary raw materials used to manufacture the Company’s products, has increased significantly since the end of 2004. The Company is attempting to pass-through these increased costs to its customers through existing provisions that adjust the selling prices to certain customers based on changes in the market price of the applicable raw material, or through surcharges where no such provision exists. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of the increased aluminum and steel costs.

RESULTS OF OPERATIONS

The foreign currency translation impacts referred to below are primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

NET SALES

Net sales during 2005 were $6,908, an increase of $377 or 5.8% versus 2004 net sales of $6,531. The increase in net sales during 2005 was primarily due to $66 from the favorable impact of foreign currency translation, $67 from the consolidation of certain Middle East operations as discussed in Note C to the consolidated financial statements, and the pass-through of raw material cost increases to customers.

Crown Holdings, Inc.

Net sales during 2004 were $6,531, an increase of $524 or 8.7% versus 2003 net sales of $6,007. The increase in net sales during 2004 was primarily due to the favorable impact of foreign currency translation of $343 and the pass-through of raw material cost increases to customers.

Net sales from U.S. operations accounted for 29.9% of consolidated net sales in 2005, 30.6% in 2004 and 31.6% in 2003. Sales of beverage cans and ends accounted for 42.3% of net sales in 2005 compared to 40.3% of net sales in 2004 and 40.5% in 2003. Sales of food cans and ends accounted for 34.1% of net sales in 2005, 35.6% in 2004 and 35.1% in 2003.

Net sales in the Americas Beverage segment increased 7.9% from $1,538 in 2004 to $1,659 in 2005. Net sales during 2004 increased 6.2% from $1,448 in 2003. The increases in 2005 and 2004 were primarily due to higher selling prices from the pass-through of increased aluminum costs to customers.

Net sales in the North America Food segment increased 1.9% from $740 in 2004 to $754 in 2005, and net sales during 2004 increased 5.1% from $704 in 2003, primarily due to higher selling prices from the pass-through of higher steel costs to customers.

Net sales in the Europe Beverage segment increased 13.2% from $851 in 2004 to $963 in 2005. The increase in net sales in 2005 was primarily due to $67 from the consolidation of certain Middle East operations, as discussed in Note C to the consolidated financial statements, and higher selling prices from the pass-through of raw material cost increases to customers. Net sales in 2004 increased 12.0% from $760 in 2004 primarily due to the positive effect of foreign currency translation.

Net sales in the Europe Food segment increased 1.9% from $1,807 in 2004 to $1,842 in 2005. The increase in net sales in 2005 was primarily due to higher selling prices from the pass-through of higher steel costs to customers. Net sales in 2004 increased 12.2% from $1,610 in 2003 primarily due to $166 from the positive effect of foreign currency translation, and the pass-through of higher steel costs to customers.

Net sales in the Europe Specialty Packaging segment increased 5.5% from $385 in 2004 to $406 in 2005 primarily due to improved pricing, including the pass-through of higher material costs to customers. Net sales in 2004 increased 10.0% from $350 in 2003 primarily due to the positive effect of foreign currency translation.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold, excluding depreciation and amortization, was $5,759 in 2005, an increase of 5.4% from $5,463 in 2004. The increase in 2005 was primarily due to the impact of currency translation of $53 and higher material costs, primarily aluminum and steel.

Cost of products sold, excluding depreciation and amortization, was $5,463 in 2004, an increase of 7.7% from $5,073 in 2003. The increase in 2004 was primarily due to the impact of foreign currency translation of $283 and higher material costs, primarily aluminum and steel. As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 83.4% in 2005 as compared to 83.6% in 2004 and 84.4% in 2003.

Steel suppliers have indicated that a shortage of raw materials to produce steel and increased global demand, primarily in China, have combined to create the need for steel price increases for their customers and have resulted in a tighter supply of steel which could require allocation among their steel purchasing customers.

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

Crown Holdings, Inc.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization during 2005 was $249, a decrease of $14 or 9.5% from $263 in 2004. The decrease in 2005 from 2004 was primarily due to decreased capital spending in recent years. Depreciation and amortization during 2004 was $263, a decrease of $18 or 6.4% from $281 in 2003. The decrease in 2004 was primarily due to reduced capital spending in recent years, partially offset by an increase of $14 due to the impact of foreign currency translation.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense for 2005 was $349, an increase of 9.7% from the 2004 expense of $318, following an increase of 8.9% from $292 in 2003. The increase in 2005 was primarily due to increased compensation costs. The increase in 2004 was primarily due to the impact of foreign currency translation in Europe.

SEGMENT INCOME

Segment income in the Americas Beverage segment increased $22 from $175 in 2004 to $197 in 2005, and increased $27 in 2004 from $148 in 2003. The increases in 2005 and 2004 were primarily due to improved operating efficiencies, including process improvements and reduced manning.

Segment income in the North America Food segment in 2005 decreased to $42 from $44 in 2004. Segment income during 2004 increased $11 or 33.3% versus 2003 primarily due to improved selling prices.

Segment income in the Europe Beverage segment decreased $5 or 3.4% from $145 in 2004 to $140 in 2005 primarily due to higher material costs. Segment income in 2004 increased $22 or 17.9% from $123 in 2003 primarily due to the positive effect of currency translation of $10, $7 of decreased depreciation due to lower capital spending in recent years, and increased operating efficiencies.

Segment income in the Europe Food segment increased $33 from $165 in 2004 to $198 in 2005 primarily due to increased operating efficiencies of $15, a reduction in depreciation expense of $6 and increased selling prices. Segment income in 2004 increased $26 or 18.7% from $139 in 2003 primarily due to the positive effect of currency translation of $14 and increased operating efficiencies.

Segment income in the Europe Specialty Packaging segment increased $14 from $6 in 2004 to $20 in 2005 primarily due to improved pricing. Segment income in 2004 increased $2 from 2003 segment income of $4 due to increased operating efficiencies.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. During 2005, 2004 and 2003 the Company recorded charges of $10, $35 and $44, respectively, to increase its accrual for asbestos-related costs. See Note M to the consolidated financial statements for additional information regarding the provision for asbestos-related costs.

PROVISION FOR RESTRUCTURING

During 2005, the Company provided a pre-tax charge of $16 for restructuring costs, including (i) $3 in the Americas for severance costs to reduce headcount at a beverage can plant; (ii) $3 in an Americas health and beauty care operation for severance costs to close a plant; (iii) $5 for severance costs to reduce headcount in a European aerosol can plant; (iv) $2 for severance costs to reduce headcount in the U.S. research and development group; and (v) $3 for other severance and exit costs. The actions are expected to save $18 pre-tax on an annual basis when fully implemented.

During 2004, the Company provided a pre-tax charge of $7 for restructuring costs. The charge primarily included $5 in a European specialty plastics operation for severance costs for reductions in force.

Crown Holdings, Inc.

During 2003, the Company provided a net pre-tax charge of $15 for restructuring costs. The charge included $10 for various operations in Europe and $5 in the Americas, including $2 in the health and beauty care operations, primarily for severance costs for reductions in force. The charge in Europe was net of a reversal of $4 for costs provided in previous years.

Balances remaining in the reserves included provisions for current year actions as well as for contracts or agreements for which payments from prior restructuring actions are extended over time. The balance of the restructuring reserves was included in the Consolidated Balance Sheets within accounts payable and accrued liabilities. See Note O to the consolidated financial statements for additional information on these charges.

PROVISION FOR ASSET IMPAIRMENTS AND LOSS/GAIN ON SALE OF ASSETS

The Company provided net pre-tax charges of $10, $47 and $76 for asset impairments and asset sales during 2005, 2004 and 2003, respectively. See Note P to the consolidated financial statements for additional information on these charges.

LOSS FROM EARLY EXTINGUISHMENTS OF DEBT

In November 2005, the Company repaid its prior revolving credit facility and all but $34 of its second and third priority senior secured notes and recognized a loss of $379 in connection with the transactions, consisting of $278 of premiums and fees and the write-off of $101 of unamortized fees and unamortized interest rate swap termination costs related to the refinanced facilities and notes. During 2005, the Company also recognized an additional loss of $4 from early extinguishments of debt for premiums paid to purchase certain unsecured notes prior to their maturity.

During 2004, the Company repurchased certain of its senior notes prior to maturity at premiums above their principal amount and recognized losses of $6 for the premiums paid. The Company also refinanced its credit facility and recorded a charge of $33 to write-off unamortized fees from its previous credit facility.

During 2003, the Company repurchased $1,013 of unsecured notes, including $819 prior to maturity. The Company also exchanged 5,386,809 shares of its common stock for debt with a face value of $43 in privately negotiated debt-for-equity exchanges. In connection with the repurchases and exchanges and the write-off of unamortized fees from its previous credit facility, the Company recognized a loss of $12 from the early extinguishments of debt.

See Note T to the consolidated financial statements for additional information on the early extinguishments of debt.

INTEREST EXPENSE

Interest expense of $361 in 2005 was unchanged from 2004, as an increase in the average borrowing rates offset lower average debt outstanding.

Interest expense was $361 in 2004, a decrease of $18 or 4.7% compared to 2003 interest expense of $379. The decrease in 2004 interest expense was primarily due to lower average debt outstanding and was partially offset by increased borrowing rates from the 2003 refinancing and higher average variable borrowing rates.

Information about the Company’s 2004 and 2005 refinancing activities is summarized in the Liquidity and Capital Resources section of this discussion and in Notes S and T to the consolidated financial statements.

TRANSLATION AND EXCHANGE ADJUSTMENTS

Unfavorable foreign exchange adjustments of $94 and favorable foreign exchange adjustments of $98 and $207 were recorded in 2005, 2004 and 2003, respectively, primarily due to the currency exposure created in Europe by the sale in February 2003 of U.S. dollar senior secured notes described under Debt Refinancing.

Crown Holdings, Inc.

TAXES ON INCOME

Taxes on income for 2005, 2004 and 2003 were a benefit of $2 and provisions of $61 and $71, respectively, against a pre-tax loss of $314 in 2005 and pre-tax income of $104 in 2004 and $53 in 2003.

The primary items causing the 2005 effective rate of 0.6% to differ from the 35.0% U.S. statutory rate were an increase of $115 due to valuation allowance adjustments and a decrease of $20 due to tax on foreign income at lower rates.

The primary items causing the 2004 effective tax rate of 58.7% to differ from the 35.0% U.S. statutory rate were increases of $18 due to tax contingencies and $10 due to the non-deductible write-off of cumulative translation adjustments.

The primary items causing the 2003 effective tax rate of 134.0% to differ from the 35.0% U.S. statutory rate were (i) an increase of $40 due to the U.S. tax charge on a gain from an intercompany sale of a subsidiary by the U.S. tax group, (ii) an increase of $24, primarily due to losses in the U.S. and Argentina for which the Company recorded no tax benefit, and (iii) a decrease of $22 for tax on foreign income at lower tax rates.

See Note X to the consolidated financial statements for additional information regarding income taxes.

MINORITY INTERESTS AND EQUITY EARNINGS

Minority interests’ share of net income was $51, $41 and $39 in 2005, 2004 and 2003, respectively. The increase in 2005 was primarily due to the consolidation of certain Middle East operations beginning in September 2005 as discussed in Note C to the consolidated financial statements.

Equity in earnings/(loss) was $12, $14 and ($17) in 2005, 2004 and 2003, respectively. The decrease in 2005 was primarily due to the consolidation of certain Middle East operations beginning in September 2005 as discussed in Note C to the consolidated financial statements. The improvement in 2004 was primarily because 2003 included $25 for the Company’s share of losses recorded by Constar, and because of increased 2004 profits in the beverage can operations in the Middle East.

DISCONTINUED OPERATIONS

On October 11, 2005, the Company completed the sale of its plastic closures business for total proceeds of $690 and recognized a loss of $44 related to the transaction. The loss on sale and results of operations of the divested business were reported in discontinued operations for all periods presented. See Note B to the consolidated financial statements for further information.

FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $294 at December 31, 2005 compared to $471 and $401 at December 31, 2004 and 2003, respectively. Cash used for operating activities was $122 compared to cash provided by operating activities of $404 in 2004 and $434 in 2003. The significant changes from 2004 to 2005 included payments of $278 in 2005 for premiums and fees to repurchase a portion of the Company’s senior secured notes as discussed in Note T to the consolidated financial statements; an increase in pension contributions from $171 in 2004 to $401 in 2005, including $266 of advanced funding in 2005 in the U.S. and Canada; an increase in cash from working capital from $48 in 2004 to $165 in 2005, primarily due to $91 of increased receivables securitization in 2005 due to the new European facility discussed in Note F to the consolidated financial statements; an increase in net interest payments from $330 in 2004 to $389 in 2005 due to early payouts on the repurchase of the senior secured notes discussed above in Loss from Early Extinguishments of Debt; payments of $30 in 2005 to terminate interest rate swaps; and the loss of the fourth quarter cash flow in 2005 from the divested plastic closures business. Cash from working capital reductions decreased from $113 in 2003 to $48 in 2004; net interest payments increased from $294 in 2003 to $330 in 2004 due to the timing of payments on the senior secured notes issued in 2003; pension plan contributions increased from $122 in 2003 to $171 in 2004 primarily due to increased U.S. contributions; and income tax payments increased from $50 in 2003 to $74 in 2004 due to improved income before taxes. These cash flow decreases in 2004 compared to 2003 were partially offset by improvements in gross profit.

Crown Holdings, Inc.

Payments for asbestos were $29 in 2005, $41 in 2004 and $68 in 2003 and the Company expects to pay approximately $30 in 2006. The Company contributed $401 to its pension plans in 2005 and expects to contribute approximately $23 in 2006, excluding a potential additional contribution in the U.K. plan as discussed under Contractual Obligations.

Cash flow from investing activities in 2005 included $627 of net proceeds from the sale of the plastic closures business as discussed in Note B to the consolidated financial statements. Capital expenditures of $192 in 2005 were higher than recent years due to expansion of the Middle East operations and additional spending in the plastic closures business prior to its divestiture.

Cash flow used for financing activities increased significantly to $497 in 2005 compared to the prior two years primarily due to the use of excess cash to repay debt in 2005.

Cash flow from financing activities included dividends paid to minority interests of $45, $41 and $24 in 2005, 2004 and 2003, respectively. These dividends were paid to the Company’s joint venture partners or other shareholders primarily in the Company’s consolidated non-wholly owned subsidiaries in South America, the Middle East and Asia.

The Company is highly leveraged. The ratio of total debt, less cash and cash equivalents, to total capitalization was 99.7%, 87.7% and 91.3% at December 31, 2005, 2004 and 2003, respectively. Total capitalization is defined by the Company as total debt, minority interests and shareholders’ equity/(deficit), less cash and cash equivalents.

The Company funds its operations, debt services and other obligations primarily with cash flow from operations (including the accelerated receipt of cash under its receivables securitization facilities) and borrowings under its revolving credit facility. The Company may also consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company had $251 of outstanding borrowings under its $800 revolving credit facility at December 31, 2005 and had $234 of securitized receivables. The Company also had $72 of outstanding letters of credit under its revolving credit facility as of December 31, 2005, which, along with the borrowings of $251, reduce the amount of borrowings otherwise available under the credit facility to $477.

The Company’s debt agreements contain covenants that provide limits on the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.

DEBT REFINANCING

In November 2005, the Company sold $500 of 7.625% senior notes due 2013 and $600 of 7.75% senior notes due 2015, and entered into an $800 first priority revolving credit facility due 2011, and a first priority term loan facility due 2012 comprised of $165 and €287 term loans. The proceeds from the refinancing were used to repay the Company’s 2004 revolving credit facility and all but $34 of its second and third priority senior secured notes, and to pay premiums, fees and expenses associated with the refinancing.

In September and October 2004, the Company sold an aggregate of €460 of 6.25% first priority senior secured notes due 2011 and entered into a new senior secured credit facility. The senior secured credit facility was refinanced in November 2005 as described above.

In February 2003, the Company completed a refinancing consisting of the sale of $1,085 of 9.5% second priority senior secured notes due 2011, €285 of 10.25% second priority senior secured notes due 2011, $725 of 10.875% third priority senior secured notes due 2013, a first priority term loan facility due 2008 and a new $550 first priority revolving credit facility due 2006. The term loan facility and revolving credit facility were refinanced in 2004.

Crown Holdings, Inc.

See Notes F, S and T to the consolidated financial statements for further information relating to the Company’s refinancings and liquidity and capital resources.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2005 are summarized in the table below.

	Payments Due by Period

	2006	2007	2008	2009	2010	2011 & after	Total

Long-term debt	$ 139	$ 45	$ 17	$ 13	$ 10	$3,112	$3,336
Interest on long-term debt	215	208	208	207	210	212	1,260
Operating leases	48	39	25	15	19	35	181
Projected pension contributions	23						23
Postretirement obligations	47	49	49	50	50	238	483
Purchase obligations	1,464	662	495	6			2,627

Total contractual cash obligations	$1,936	$1,003	$794	$291	$289	$3,597	$7,910

Interest on long-term debt is presented through 2011 only, represents the interest that will accrue by year, and is calculated based on interest rates in effect as of December 31, 2005. Interest on the credit facility borrowings is based on the outstanding balances as of December 31, 2005. The interest is net of the payments to be received on the $700 of cross-currency swaps, as discussed in Note U to the consolidated financial statements, of $11, $9, $7, $7 and $3 in 2006 through 2010, respectively.

The projected pension contributions caption includes the minimum required contributions the Company expects to make in 2006 to fund its plans. Excluded from the pension obligations caption is an additional contribution of £30 the Company may be required to make in 2006 to its U.K. plan as a result of new legislation enacted in 2005. The potential contribution arose from the 2005 sale of the Company’s plastic closures business. The Company is reviewing the legislation and its potential impact. The postretirement obligations caption includes the expected payments through 2015 to retirees for medical and life insurance coverage. The pension and postretirement projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Accordingly, these amounts have been provided for one year only in the case of pensions and through 2015 in the case of postretirement costs.

Purchase obligations include commitments for raw materials and utilities at December 31, 2005. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

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

International operations, principally European, constitute a significant portion of the Company’s consolidated revenues and identifiable assets. These operations result in a large volume of foreign currency commitments and transactions and significant foreign currency net asset and liability exposures. The Company manages foreign currency exposures at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments, where possible and cost effective in the Company’s judgment. Foreign exchange contracts which hedge defined exposures generally mature within twelve months. The Company does not generally hedge its exposure to translation gains or losses on its non-U.S. net assets. The Company, from time to time, enters into cross-currency swaps to hedge foreign currency exchange risk for subsidiary debt which is denominated in currencies other than the functional currency of the subsidiary.

Crown Holdings, Inc.

The table below provides information in U.S. dollars as of December 31, 2005 about the Company’s forward currency exchange contracts. The majority of the contracts expire in 2006 and primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt and are recorded at fair value.

Buy / Sell	Contract Amount	Contract Fair Value	Average Contractual Exchange Rate

Sterling / Euro	$152	-	.69
Sterling / U.S. dollars	13	-	.56
Euro / Sterling	214	$2	1.46
Euro / U.S. dollars	1	-	.83
Euro / Polish Zloty	34	(1)	3.86
Euro / Swiss Francs	13	-	.65
U.S. dollars / Euro	53	-	1.19
U.S. dollars / Sterling	18	-	1.73
U.S. dollars / Thai Baht	13	-	41.26
U.S. dollars / Singapore dollars	3	-	.60
Polish Zloty / Euro	4	-	3.88
Singapore dollars / U.S. dollars	31	-	1.67

	$549	$1

The Company has an additional $2 in a number of smaller contracts to purchase or sell various other currencies, principally Asian, as of December 31, 2005.

The U.S. dollar debt exposure in Crown European Holdings (“CEH”), created as part of the 2003 refinancing, changed significantly from December 31, 2004 due to the Company’s 2005 refinancing and related hedging activity, as discussed in Note T to the consolidated financial statements. As of December 31, 2005, CEH, a euro-functional subsidiary, has U.S. dollar exposure on intercompany debt of $700 owed to the U.S. As discussed in Note U to the consolidated financial statements, CEH entered into $700 notional value cross-currency swaps as a hedge against this exposure. As of December 31, 2005, CEH has unhedged foreign currency exposure on a $0.5 billion intercompany receivable denominated in Canadian dollars, and a $0.2 billion intercompany receivable denominated in pound sterling. In addition, a U.K. subsidiary had foreign currency exposures on $107 of U.S. dollar debt due December 2006 and CEH had foreign currency exposure on $34 of U.S. dollar debt due 2011 and 2013. Based on these net exposures at December 31, 2005, a one percent change in the functional currency exchange rates against the currency creating the exposure would create an exchange rate gain or loss of approximately $6 before tax.

The Company, from time to time, may manage its interest rate risk, primarily from fluctuations in variable interest rates, through interest rate swaps in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense. At December 31, 2004, four interest rate swaps were outstanding with a combined notional value of $900. The swaps effectively converted 9.5% fixed rate debt into variable rate debt at LIBOR plus 5.46%. The underlying hedged debt was the second priority U.S. dollar notes due 2011. During 2005, the Company terminated these interest rate swaps and paid their then fair value of $30.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations. Variable interest rates disclosed represent the weighted average rates at December 31, 2005.

Crown Holdings, Inc.

	Year of Maturity

Debt	2006	2007	2008	2009	2010	Thereaft	er

Fixed rate	$108	$ 1	$ 1	$ 1		$2,377
Average interest rate	7.0%	3.9%	2.5%	2.5%		7.4%

Variable rate	$103	$44	$16	$12	$10	$ 735
Average interest rate	4.8%	5.0%	5.8%	5.9%	6.0%	5.1%

The total future payments of $3,408 at December 31, 2005 include $2,311 of U.S. dollar-denominated debt, $980 of euro-denominated debt and $117 of debt denominated in other currencies.

Aluminum, a basic raw material of the Company, is subject to significant price fluctuations which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $35. Any gains or losses realized from the use of these contracts are included in inventory to the extent that they are designated and effective as hedges of the anticipated purchases. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers to manage exposure to price volatility.

CAPITAL EXPENDITURES

Consolidated capital expenditures were $192 in 2005 compared to $138 in 2004.

Expenditures in the Americas Division were $53 in 2005 and included spending of $25 in the Americas Beverage and $13 in the North America Food segments. Spending was primarily for cost reduction, equipment modernization and plant relocation.

Expenditures in the European Division were $131 and included spending of $81 in Europe Beverage, $20 in Europe Food and $5 in Europe Specialty Packaging. Spending was primarily for increased beverage can and end capacity in the Middle East, cost reduction and equipment modernization and equipment for new products.

At December 31, 2005, the Company had approximately $37 of capital commitments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed in Note N to the consolidated financial statements.

The Company also utilizes receivables securitization facilities as further discussed in Note F to the consolidated financial statements.

ENVIRONMENTAL MATTERS

Compliance with the Company’s Environmental Protection Policy is mandatory and the responsibility of each employee of the Company. The Company is committed to the protection of human health and the environment and is operating within the increasingly complex laws and regulations of national, state, and local environmental agencies or is taking action to achieve compliance with such laws and regulations. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases.

The Company is dedicated to a long-term environmental protection program and has initiated and implemented many pollution prevention programs with an emphasis on source reduction. The Company continues to reduce the amount of metal used in the manufacture of steel and aluminum containers through “lightweighting” programs. The Company recycles nearly 100% of scrap aluminum, steel and copper used in its manufacturing processes. Many of the Company’s programs for pollution prevention reduce operating costs and improve operating efficiencies.

Crown Holdings, Inc.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. Actual expenditures for remediation were $1, $1 and $2 in 2005, 2004 and 2003, respectively. The Company’s balance sheet reflects estimated discounted remediation liabilities of $27 at December 31, 2005, including $1 as a current liability. The Company records an environmental liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The reserve at December 31, 2005 is primarily for asserted claims and is based on internal and external environmental studies. The Company expects that the liability will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserve and will not have a material effect on the Company’s consolidated results, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY / (DEFICIT)

In connection with its refinancing and reorganization in 2003, Crown Cork & Seal Company, Inc. formed a new public holding company named Crown Holdings, Inc. Details of the corporate reorganization and activities in its common stock for the past three years are provided in Note Q to the consolidated financial statements.

Shareholders’ equity/(deficit) was ($236) at December 31, 2005 compared to $277 and $140 at December 31, 2004 and 2003, respectively. The decrease in 2005 was primarily due to a net loss of $362 and unfavorable foreign currency translation adjustments resulting primarily from the strengthening of the U.S. dollar against the euro and pound sterling, offset by an increase in the minimum pension liability adjustments. The increase in 2004 was primarily due to favorable foreign currency translation adjustments resulting primarily from the strengthening of the euro and pound sterling against the U.S. dollar. In 2004, improved earnings were offset by the adjustment to the minimum pension liability.

The Company’s first priority revolving credit and term loan facilities and its first priority senior secured notes contain provisions that limit the repurchase of common stock and the payment of dividends subject to certain permitted payments or repurchases and exceptions. The Company acquired 2,101,809 shares, 11,221 shares and 16,411 shares of common stock in 2005, 2004 and 2003, respectively.

Total common shares outstanding were 166,712,081 at December 31, 2005 and 165,559,558 at December 31, 2004.

The Board of Directors has authorized the repurchase of up to $200 million of the Company’s outstanding common stock from time to time through December 31, 2007 ($50 million of which is authorized to be repurchased through December 31, 2006), in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions and other factors. As of February 28, 2006, 2,583,500 shares of common stock had been repurchased by the Company under this authorization for $47. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion.

The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans, and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes.

The Board of Directors adopted a Shareholders’ Rights Plan in 1995 and declared a dividend of one right for each outstanding share of common stock. In connection with the formation of Crown Holdings, Inc., the existing Shareholders’ Rights Plan was terminated and a new Rights Agreement was entered into with terms substantially identical to the terminated plan, as amended in 2004. See Note Q to the consolidated financial statements for a description of the Shareholders’ Rights Plan.

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

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants), the effect of the Texas, Mississippi, Ohio and Florida asbestos legislation, and the effect of the Pennsylvania asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed). The Company reviews the adequacy of its accrual in the fourth quarter of each year, unless new information or circumstances indicate the review should be done prior to that time. See Note M to the consolidated financial statements for additional information on the Company’s asbestos-related liabilities and assumptions.

The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. The impairment review involves a number of assumptions and judgments, including the calculation of fair value of the Company’s identified reporting units. The Company uses a combination of market values for comparable businesses and discounted cash flow projections to calculate fair value. The Company’s estimates of future cash flows include assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows.

The Company performs an impairment review of its long-lived assets, primarily property, plant and equipment, when facts and circumstances indicate the carrying value may not be recoverable from its undiscounted cash flows. Any impairment loss is measured by comparing the carrying amount of the asset to its fair value. The Company’s estimates of future cash flows involve assumptions concerning future operating performance, economic conditions, and technological changes that may affect the future useful lives of the assets. These estimates may differ from actual cash flows or useful lives.

The Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that a portion of the tax assets will not be realized. The estimate of the amount that will not be realized requires the use of assumptions concerning the Company’s future taxable income. The Company considers all sources of taxable income in estimating its valuation allowances, including taxable income in any available carry back period; the reversal of taxable temporary differences; tax-planning strategies; and taxable income expected to be generated in the future other than reversing temporary differences. Should the Company change its estimate of the amount of its deferred tax assets that it would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease in tax expense in the period such a change in estimate was made. See Note X to the consolidated financial statements for additional information on the Company’s assumptions and valuation allowances.

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plan’s investment policies and an analysis of the historical returns of the capital markets,

Crown Holdings, Inc.

adjusted for current interest rates as appropriate. The U.S. plan’s current asset allocation targets are to have 70% U.S. and international equities, 12% debt securities, 15% alternate investments and 3% real estate. The U.K. plan, which is the primary non-U.S. plan, has a current asset allocation policy of 25% U.K. and non-U.K. equities, 52% liability-matching debt securities, 5% other debt securities, 10% alternate investments and 8% real estate. The discount rate for the U.S. plan was selected using a method that matches projected payouts from the plan with a zero-coupon double A bond yield curve. This yield curve was constructed from the underlying bond price and yield data collected as of the plan’s measurement date and is represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the double A or higher bond universe, apportioned into distinct maturity groups. These individual discount rates were then converted into a single equivalent discount rate. To assure that the resulting rates can be achieved by the plan, only bonds that satisfy certain criteria and are expected to remain available through the period of maturity of the plan benefits were used to develop the discount rate. The discount rate for the U.K. plan was determined based on the yields available on high quality sterling-denominated bonds whose proceeds are expected to match the projected pension benefit payments. The U.K. plan benefit payments are largely linked to future price inflation, and to select the discount rate the Company considers the yields available on index-linked gilts together with allowance for double A credit risk spreads and expectations for future inflation consistent with the benefit payment projections. A .25% change in the expected rates of return would change 2006 pension expense by approximately $10. A ..25% change in the discount rates from those used at December 31, 2005 would change 2006 pension expense by approximately $7. See Note W to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

The Company currently accounts for stock-based compensation expense using the intrinsic value method. The effect on net income and earnings per share if the Company had applied the fair value provisions of FAS 123 is disclosed in Note A to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share-Based Payment.” FAS 123(R) replaces SFAS No. 123 (“FAS 123”), “Accounting for Stock Issued to Employees.” FAS 123(R) requires that the cost of share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant-date fair values. The proforma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. Upon adoption of FAS 123(R), the Company must select an appropriate valuation model to calculate the fair value of its share-based payments for awards made subsequent to adoption of the standard, and a transition method for recognizing compensation expense. Valuations of awards granted prior to adoption of the standard have been calculated using the Black-Scholes option pricing model. Upon adoption of the standard, these prior valuations will not be reassessed. The transition methods provided in the standard include modified prospective and retrospective options. The Company will use the modified prospective method in which compensation expense for all unvested stock awards, measured by the grant-date fair value of the award, will be charged to earnings prospectively over the remaining vesting period based on the estimated number of awards that are expected to vest. The Company will adopt the new standard on January 1, 2006. The Company estimates the impact on 2006 results from adopting the standard to be approximately $4 or approximately $.02 per share based on the options outstanding at December 31, 2005. However, the total expense to be recognized in 2006 and in future periods will depend on several variables, including the number of new awards issued, the number of share-based awards that vest and the fair value of those awards.

In November 2004, the FASB issued SFAS No. 151 (“FAS 151”), “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” FAS 151 amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs and material spoilage should be expensed as incurred and not included in overhead. Additionally, FAS 151 requires that the allocation of fixed production overheads to the costs of conversion should be based on normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will prospectively adopt the standard in 2006. The standard is not expected to have a material impact on the Company’s results of operations and financial position.

Crown Holdings, Inc.

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.”FAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will prospectively adopt the new standard in 2006. The standard is not expected to have a material impact on the Company’s results of operations and financial position.

In May 2005, the FASB issued SFAS No. 154 (“FAS 154”), “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB Statement No, 3.” FAS 154 requires retrospective application, with minor exceptions, to prior periods’ financial statements of changes in accounting principle. The Statement applies primarily to voluntary changes in accounting principle. The Statement also requires that a change in depreciation, amortization or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company will prospectively adopt the new standard in 2006. The standard is not expected to have a material impact on the Company’s results of operations and financial position.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the discussions of the provision for asbestos in Note M and other contingencies in Note N to the consolidated financial statements included in this Annual Report, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to (i) the Company’s plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness and other contractual obligations, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings and (vi) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension and postretirement liabilities.

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; loss of customers, including the loss of any significant customers; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of recent price increases; the impact of the Company’s initiative to generate additional cash, including the reduction of working capital levels and capital spending; restrictions on the Company’s use of available cash under its debt agreements; the ability of the Company to realize cost savings from its restructuring programs; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, plastic resin, energy, inks and coatings) and the Company’s ability to pass raw material and energy price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the financial condition of the Company’s vendors and customers;

Crown Holdings, Inc.

the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; the Company’s ability to maintain adequate sources of capital and liquidity; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments, industry overcapacity; or changes in competitors’ pricing for products; the Company’s ability to maintain and develop competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology; the Company’s ability to generate sufficient production capacity; the collectibility of receivables; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; weather conditions, including their effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges) and tax rates; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the impact of Texas, Pennsylvania, Mississippi, Ohio and Florida legislation dealing with asbestos liabilities and any litigation challenging that legislation and any future state or federal legislation dealing with asbestos liabilities), labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and difficulties related to the integration of acquired businesses; changes in the Company’s critical or other accounting policies or the assumptions underlying those policies; changes in the Company’s strategic areas of focus; and the impact of any potential dispositions, acquisitions or other strategic realignments, including the recent sale of the Company’s plastic closures business and the net proceeds therefrom which may impact the Company’s operations, financial profile or levels of indebtedness.

Some of the factors noted above are discussed elsewhere in this Annual Report and prior Company filings with the Securities and Exchange Commission (“SEC”), including within Part I, Item 1A under “Risk Factors” in this Annual Report. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31,2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Crown Holdings, Inc.:

We have completed integrated audits of Crown Holdings, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Crown Holdings Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 15, 2006

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

For the years ended December 31	2005	2004	2003

Net sales	$6,908	$6,531	$6,007

Cost of products sold, excluding depreciation and amortization	5,759	5,463	5,073
Depreciation and amortization	249	263	281

Gross profit	900	805	653

Selling and administrative expense	349	318	292
Provision for asbestos...Note M	10	35	44
Provision for restructuring...Note O	16	7	15
Provision for asset impairments and loss/gain on sale of assets... Note P	10	47	76
Loss from early extinguishments of debt... Note T	383	39	12
Interest expense	361	361	379
Interest income	(9)	(8)	(11)
Translation and exchange adjustments...Note S	94	(98)	(207)

Income/(loss) from continuing operations before income taxes,
minority interests and equity earnings	(314)	104	53
Provision/(benefit) for income taxes...Note X	(2)	61	71
Minority interests	(51)	(41)	(39)
Equity earnings/(loss)	12	14	(17)

Income/(loss) from continuing operations	(351)	16	(74)

Discontinued operations...Note B
Income before income taxes	23	56	66
Provision for income taxes	34	21	24

Income/(loss) from discontinued operations	(11)	35	42

Net income/(loss)	($362)	$51	($32)

Per common share data: Note V

Earnings/(loss)
Basic - Continuing operations	($2.12)	$0.10	($0.45)
- Discontinued operations	(0.06)	0.21	0.26

	($2.18)	$0.31	($0.19)

Diluted - Continuing operations	($2.12)	$0.09	($0.45)
- Discontinued operations	(0.06)	0.21	0.26

	($2.18)	$0.30	($0.19)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2005	2004

Assets
Current assets
Cash and cash equivalents	$294	$471
Receivables, net...Note F	686	900
Inventories...Note G	810	894
Prepaid expenses and other current assets	55	78

Total current assets	1,845	2,343

Goodwill...Note D	2,013	2,592
Property, plant and equipment, net...Note H	1,607	2,002
Other non-current assets...Note I	1,080	1,188

Total	$6,545	$8,125

Liabilities & shareholders’ equity/(deficit)
Current liabilities
Short-term debt...Note S	$72	$51
Current maturities of long-term debt...Note S	139	25
Accounts payable and accrued liabilities...Note J	1,674	1,943
Income taxes payable	58	61

Total current liabilities	1,943	2,080

Long-term debt, excluding current maturities...Note S	3,192	3,796
Postretirement and pension liabilities...Note W	745	1,019
Other non-current liabilities...Note K	655	752
Minority interests	246	201
Commitments and contingent liabilities...Notes L and N

Shareholders’ equity/(deficit)
Preferred stock, authorized: 30,000,000; none issued... Note Q
Common stock, par value: $5.00; authorized: 500,000,000... Note Q
2005 - issued 185,744,072; 2004 - issued 185,751,452	929	929
Additional paid-in capital	1,679	1,699
Accumulated deficit	(1,526)	(1,164)
Accumulated other comprehensive loss...Note E	(1,219)	(1,087)
Unearned compensation	(5)
Treasury stock at par value (2005 - 19,031,991 shares; 2004 - 20,191,894 shares)	(94)	(100)

Total shareholders’ equity/(deficit)	(236)	277

Total	$6,545	$8,125

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the years ended December 31	2005	2004	2003

Cash flows from operating activities
Net income/(loss)	($362)	$51	($32)
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	282	308	326
Loss/(gain) from translation and foreign exchange	94	(98)	(207)
Provision for asset impairments and loss/gain on sale of assets	10	47	73
Write-off of deferred financing fees...Note T	101	33	12
Pension expense	85	100	97
Pension contributions	(401)	(171)	(122)
Deferred income taxes	(35)	12	6
Minority interests and equity earnings	39	28	56
Changes in assets and liabilities net of effect of divested businesses:
Receivables	72	(43)	85
Inventories	(28)	(37)	37
Accounts payable and accrued liabilities	121	128	(9)
Asbestos liabilities	(19)	(6)	(24)
Other assets and liabilities	(81)	52	136

Net cash provided by/(used for) operating activities	(122)	404	434

Cash flows from investing activities
Capital expenditures	(192)	(138)	(120)
Funding of restricted cash accounts...Note T			(344)
Withdrawals from restricted cash accounts...Note T			344
Proceeds from sale of business, net of cash sold...Note B	627
Proceeds from sale of property, plant and equipment	40	39	35
Other	(11)	(8)	(15)

Net cash provided by/(used for) investing activities	464	(107)	(100)

Cash flows from financing activities
Proceeds from long-term debt	1,616	720	2,625
Payments of long-term debt	(2,268)	(873)	(1,109)
Net change in short-term debt	248	(24)	(1,673)
Debt issue costs	(26)	(31)	(141)
Net payment from termination of cross-currency swaps			(8)
Common stock issued	16	3	2
Common stock repurchased	(38)
Dividends paid to minority interests	(45)	(41)	(24)

Net cash used for financing activities	(497)	(246)	(328)

Effect of exchange rate changes on cash and cash equivalents	(22)	19	32

Net change in cash and cash equivalents	(177)	70	38
Cash and cash equivalents at January 1	471	401	363

Cash and cash equivalents at December 31	$294	$471	$401

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME/(LOSS)
(in millions, except share data)

	Comprehensive Income/(Loss)	Common Stock	Paid-In Capital	Unearned Compensation	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance January 1, 2003		$902	$1,684		($1,183)	($1,386)	($104)	($ 87)

Net loss	($ 32)				(32)			(32)
Derivatives qualifying as hedges	1					1		1
Translation adjustments	203					203		203
Minimum pension liability adjustments, net of tax	10					10		10
Available for sale securities	2					2		2

Comprehensive income	$184

Stock issued in debt-for-equity exchanges:
5,386,809 common shares		27	14					41
Stock issued - benefit plans: 223,680 common shares			1				1	2
Stock repurchased: 16,411 common shares

Balance December 31, 2003		929	1,699		(1,215)	(1,170)	(103)	140

Net income	$ 51				51			51
Derivatives qualifying as hedges	7					7		7
Translation adjustments	107					107		107
Translation adjustments - disposition of foreign investments	29					29		29
Minimum pension liability adjustments, net of tax	(63)					(63)		(63)
Available for sale securities	3					3		3

Comprehensive income	$134

Stock issued - benefit plans: 546,626 common shares							3	3
Stock repurchased: 11,221 common shares

Balance December 31, 2004		929	1,699		(1,164)	(1,087)	(100)	277

Net loss	($362)				(362)			(362)
Derivatives qualifying as hedges	(10)					(10)		(10)
Translation adjustments	(187)					(187)		(187)
Translation adjustments - disposition of foreign investments	(5)					(5)		(5)
Minimum pension liability adjustments, net of tax	76					76		76
Available for sale securities	(6)					(6)		(6)

Comprehensive loss	($494)

Restricted stock issued - 604,196 shares			5	($8)			3
Earned compensation on restricted stock				3				3
Stock issued - benefit plans: 2,650,136 common shares			3				13	16
Stock repurchased: 2,101,809 common shares			(28)				(10)	(38)

Balance December 31, 2005		$929	$1,679	($5)	($1,526)	($1,219)	($ 94)	($236)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share, per share, employee and statistical data)

A.   Summary of Significant Accounting Policies

Business and Principles of Consolidation.    In connection with its refinancing and reorganization in 2003, as discussed in Note Q and Note T, Crown Cork & Seal Company, Inc. formed a new public holding company named Crown Holdings, Inc. Crown Cork & Seal Company, Inc. is now a wholly-owned subsidiary of Crown Holdings, Inc. The consolidated financial statements include the accounts of Crown Holdings, Inc. (the “Company”) and its consolidated subsidiary companies (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies). The reorganization had no effect on the results of operations, financial position or cash flow of the Company.

The Company manufactures and sells metal containers, metal closures, packaging for health and beauty care products and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements were prepared in conformity with U.S. generally accepted accounting principles and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”) as defined in FASB Interpretation No. 46 (“FIN 46”). If an entity meets the criteria for VIE status, the Company consolidates that entity if the Company has the obligation to absorb more than 50% of the entity’s expected losses or receive more than 50% of the entity’s expected residual returns. If an entity does not meet the criteria for VIE status, the Company consolidates those in which it has effective control, which includes certain subsidiaries that are not majority-owned. Certain of the Company’s joint venture agreements, including those discussed in Note C, contain provisions in which the Company would surrender certain decision-making rights upon a change in control of the Company. AccordingIy, consolidation of these operations may no longer be appropriate subsequent to a change in control of the Company, as defined in the joint venture agreements. Investments in companies in which the Company does not have effective control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Investments in securities where the Company does not have the ability to exercise significant influence over operating and financial policies, and whose fair value is readily determinable such as those listed on a securities exchange, are referred to as “available for sale securities” and reported at their fair value with unrealized gains and losses reported in accumulated other comprehensive income in shareholders’ equity. Other investments are carried at cost.

Foreign Currency Translation.    For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated as a separate component of accumulated other comprehensive income in shareholders’equity. For non-U.S. subsidiaries that use a U.S. dollar functional currency, local currency inventories and property, plant and equipment are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

Revenue Recognition.    The Company recognizes revenue from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, and other adjustments are provided in the period that the related sales are recorded.

Stock-Based Compensation.    The Company has stock-based employee compensation plans that are currently comprised of fixed stock options and restricted stock awards. Compensation cost for stock options and restricted stock is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant above the amount an employee must pay to acquire the stock awarded.

Crown Holdings, Inc.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation” to stock options.

	2005	2004	2003

Net income/(loss) as reported	($362)	$51	($32)
Add: Stock-based compensation expense for restricted stock
already included in net income/(loss) as reported, net of tax	3
Deduct: Proforma stock-based compensation expense
for stock options and restricted stock, net of tax	(13)	(9)	(11)

Proforma net income/(loss)	($372)	$42	($43)

Earnings/(loss) per share:

Basic — as reported	($2.18)	$0.31	($0.19)

Diluted — as reported	($2.18)	$0.30	($0.19)

Basic — proforma	($2.24)	$0.25	($0.26)

Diluted — proforma	($2.24)	$0.25	($0.26)

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“FAS 123(R)”), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”FAS 123(R) requires that the cost of share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant-date fair values. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. Under FAS 123(R) the Company must select an appropriate valuation model to calculate the fair value of its share-based payments for awards made subsequent to adoption of the standard, and a transition method for recognizing compensation expense. Valuations of awards granted prior to adoption of the standard have been calculated using the Black-Scholes Option Pricing Model. Upon adoption of the standard, these prior valuations will not be reassessed. The transition methods provided in the standard include modified prospective and retrospective options. The Company will use the modified prospective method in which compensation expense for all unvested stock awards, measured by the grant-date fair value of the award, will be charged to earnings prospectively over the remaining vesting period based on the estimated number of awards that are expected to vest. The Company will prospectively adopt the new standard in 2006.

Cash and Cash Equivalents.    Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost which approximates fair value because of the short maturity of those instruments. Outstanding checks in excess of funds on deposit are included in accounts payable. Restricted cash of $17 and $20 at December 31, 2005 and 2004, respectively, is included within other non-current assets in the Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts.   Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectibility, generally focusing on those accounts that are past due. The current year expense to adjust the allowance for doubtful accounts is recorded within cost of products sold in the consolidated statements of operations. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

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

The Company discontinues hedge accounting prospectively when (i) it determines that the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item, (ii) the derivative instrument expires, is sold, terminated or exercised, or (iii) the Company determines that designating the derivative instrument as a hedge is no longer appropriate.

The Company formally documents all relationships between its hedging instruments and hedged items, as well as its risk management objective and strategy for establishing various hedge relationships. Cash flows from hedging instruments are classified in the Consolidated Statements of Cash Flows consistent with the items being hedged.

Crown Holdings, Inc.

Treasury Stock.   Treasury stock is reported at par value. The excess of fair value over par value is first charged to paid-in capital, if any, and then to retained earnings.

Research and Development.   Net research, development and engineering costs of $47, $47 and $44 in 2005, 2004 and 2003, respectively, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications.   Certain reclassifications of prior years’ data have been made to conform to the current year presentation. See Note Y for reclassification of prior years’ segment data.

Recently Adopted Accounting and Reporting Standards. During 2005, the Company adopted the following accounting and reporting standards:

•	FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations (an interpretation of SFAS No. 143).”
•	Emerging Issues Task Force (“EITF”) Issue No. 03-13 (“EITF 03-13”), “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.”

In March 2005, the FASB issued FIN 47 which provides clarification with respect to the timing of liability recognition for legal obligations associated with retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The adoption of FIN 47 at December 31, 2005 had no impact on the Company’s statements of operations and cash flows or its balance sheet.

In February 2005, the FASB issued EITF 03-13 which provides guidance on evaluating whether operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The Company has applied the provisions of EITF 03-13 in determining its discontinued operations presentation.

B.   Discontinued Operations

On October 11, 2005, the Company completed the sale of its plastic closures business for total proceeds of $690, and recognized a loss of $44 related to the transaction. The assets sold included $50 of cash and the Company paid $13 in fees related to the sale, resulting in net proceeds of $627. The gross proceeds of $690 and the related loss exclude up to $20 of contingent consideration that, if earned based on the divested business achieving certain targets, will be payable in 2006 and 2008. The loss also excludes any other final purchase price adjustments related to working capital that may be made in the future and are currently under review. The divested business makes plastic closures for beverage, food and other consumer products.

The results of operations for the plastic closures business were reported within discontinued operations in the accompanying statements of operations, and prior period statements of operations have been recast. The segment results in Note Y and the Condensed Combining Statements of Operations in Note Z also reflect the reclassification of the plastic closures business to discontinued operations. The 2005 Consolidated Statement of Cash Flows does not separately report the cash flows of the discontinued operations and the Balance Sheets and Statements of Cash Flows for prior periods have not been recast. Interest expense was not allocated to the plastic closures business and, therefore, all of the Company’s interest expense is included within continuing operations.

The plastic closures business was a separate operating segment of the Company.

Crown Holdings, Inc.

The components of the income/(loss) from discontinued operations are presented below.

	For the years ended December 31

	2005	2004	2003

Income before tax	$50	$56	$66
Income tax on operations	(17)	(21)	(24)
Loss on disposal	(27)
Income tax on disposal	(17)

Income/(loss) from discontinued operations	($11)	$35	$42

C.   Change in Consolidation

In connection with the Company’s plans to expand its beverage can operations in the Middle East, the Company obtained effective control of certain of these operations as of September 1, 2005 through amendments to existing shareholders’ agreements. The Company owns from 40% to 50% of these operations and its ownership percentages did not change as a result of the amendments. With the amendments, the Company now has the unilateral right to establish the operating, capital and financing activities of these operations and, accordingly, has changed its method of accounting to the consolidation method from the equity method.

The change in accounting will have no effect on the Company’s net income or earnings per share. The Company’s proforma net sales are presented below as if the operations were consolidated as of the beginning of the year for each year presented.

Net sales	2005	2004	2003

As reported	$6,908	$6,531	$6,007
Proforma	7,025	6,657	6,095

D.   Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2005 and 2004 were as follows:

	Americas	North America	Europe	Europe	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance at January 1, 2004	$422	$137	$681	$660	$542	$2,442
Foreign currency translation	4	4	48	56	38	150

Balance at December 31, 2004	426	141	729	716	580	2,592
Goodwill of divested business					(387)	(387)
Change in consolidation			16			16
Foreign currency translation	1	3	(72)	(87)	(53)	(208)

Balance at December 31, 2005	$427	$144	$673	$629	$140	$2,013

The goodwill of divested business caption includes the goodwill of the divested plastic closures business as discussed in Note B. The change in consolidation caption includes the effect of consolidating certain entities that were previously not consolidated as discussed in Note C.

Identifiable intangible assets other than goodwill are recorded within other noncurrent assets in the Consolidated Balance Sheets and, excluding minimum pension assets, are not material.

Crown Holdings, Inc.

E.   Accumulated Other Comprehensive Loss

As of December 31, accumulated other comprehensive loss consisted of the following:

	2005	2004

Minimum pension liability adjustments	($652)	($728)
Cumulative translation adjustments	(566)	(374)
Derivatives qualifying as hedges		10
Available for sale securities	(1)	5

	($1,219)	($1,087)

F.   Receivables

	2005	2004

Accounts and notes receivable	$596	$832
Less: allowance for doubtful accounts	(33)	(42)

Net trade receivables	563	790
Miscellaneous receivables	123	110

	$686	$900

Following are the changes in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003. Charges or credits to the allowance that affect the consolidated statements of operations are reported within cost of products sold, excluding depreciation and amortization.

	Balance at	Expense /			Balance at
	beginning of year	(income)	Write-offs	Translation	end of year

2003	$54	$1		$1	$56
2004	56	(3)	($13)	2	42
2005	42		(5)	(4)	33

The Company utilizes receivable securitization facilities in the normal course of business as part of its management of cash flow activities. Under its $225 North American facility, the Company sells receivables, on a revolving basis, to a wholly-owned, bankruptcy-remote subsidiary. The subsidiary was formed for the sole purpose of buying and selling receivables generated by the Company and, in turn, sells undivided percentage ownership interests in the pool of purchased receivables to a syndicate of financial institutions.

The Company continues to service these receivables for a fee but does not retain any interest in the receivables sold. The Company has relinquished control of the receivables and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheets. At both December 31, 2005 and 2004, $120 of receivables were securitized under the North American facility.

In 2005, the Company entered into a new €120 European securitization facility. Under this facility, certain subsidiaries in the U.K. and France sell receivables to an entity formed in France for the sole purpose of buying receivables from the selling subsidiaries. The buying entity finances the purchase of receivables through the issuance of senior units to a company in which the Company does not retain any interest. The selling subsidiaries continue to service the receivables for a fee, but do not retain any interest in the receivables sold and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheet. At December 31, 2005, $114 of receivables were securitized under this program.

During 2005, 2004 and 2003, the Company recorded expenses related to the securitization facilities of $9, $5 and $11, respectively, as interest expense.

Crown Holdings, Inc.

G.   Inventories

	2005	2004

Finished goods	$281	$307
Work in process	101	111
Raw materials and supplies	428	476

	$810	$894

Approximately 20% of worldwide productive inventories at December 31, 2005 and 2004 were stated on the LIFO method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 2005 and 2004, total inventories would have been $51 and $43 higher, respectively.

H.   Property, Plant and Equipment

	2005	2004

Buildings and improvements	$749	$861
Machinery and equipment	3,549	4,231

	4,298	5,092
Less: accumulated depreciation and amortization	(2,936)	(3,314)

	1,362	1,778
Land and improvements	140	166
Construction in progress	105	58

	$1,607	$2,002

I.   Other Non-Current Assets

	2005	2004

Pension assets	$871	$853
Debt issue costs	48	126
Pension intangibles	17	24
Deferred taxes	59	30
Investments	40	85
Long-term notes and receivables	6	17
Other	39	53

	$1,080	$1,188

J.   Accounts Payable and Accrued Liabilities

	2005	2004

Trade accounts payable	$1,103	$1,186
Salaries, wages and other employee benefits, including pension and postretirement	224	338
Accrued taxes, other than on income	99	115
Accrued interest	30	93
Asbestos liabilities	30	40
Restructuring	13	15
Deferred taxes	39	28
Other	136	128

	$1,674	$1,943

Crown Holdings, Inc.

K.   Other Non-Current Liabilities

	2005	2004

Deferred taxes	$298	$342
Asbestos liabilities	184	193
Postemployment benefits	44	47
Fair value of derivatives	12	25
Environmental	26	23
Other	91	122

	$655	$752

L.   Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases, and the leased assets are included in property, plant and equipment. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. The amount of capital leases reported as capital assets, net of accumulated amortization, was $2 and $8 at December 31, 2005 and 2004, respectively.

Under long-term operating leases, minimum annual rentals are $48 in 2006, $39 in 2007, $25 in 2008, $15 in 2009, $10 in 2010 and $35 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $14 due under non-cancelable subleases. The present value of future minimum payments on capital leases was less than $1 as of December 31, 2005. Rental expense (net of sublease rental income of $8 in 2005) was $52 in 2005.

M.   Provision for Asbestos

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

In May 2005, January 2005 and April 2004, the States of Florida, Ohio and Mississippi, respectively, enacted legislation that limits the asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new legislation, which applies to future and pending claims, caps asbestos-related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

In June 2003, the State of Texas enacted legislation that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets.

Crown Holdings, Inc.

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

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos-related cases against Crown Cork in Philadelphia and remanded the cases to the Philadelphia Court of Common Pleas (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Court ruled that the new statute, as applied, violated the Pennsylvania Constitution because it retroactively extinguished the plaintiffs’ pre-existing and accrued causes of action. The Company believes that the ruling by the court was limited only to cases which were pending at the time the legislation was enacted. In November 2004, the Commonwealth of Pennsylvania enacted legislation amending the 2001 successor liability statute providing that the 2001 statute applies only to asbestos-related claims with respect to which the two-year statute of limitations for asbestos-related claims began to run after the new statute was enacted on December 17, 2001. On July 28, 2005, the Philadelphia Court of Common Pleas granted Crown Cork’s global motion for summary judgment to dismiss all pending asbestos-related cases filed in the court after December 17, 2003 (In re: Asbestos-Litigation October term 1986, No. 001). This decision remains subject to potential appeal by the plaintiffs. The Company cautions that its position regarding the limitation of the Pennsylvania Supreme Court ruling may not be upheld.

In recent years, certain other state and federal legislators have considered legislation to reform the treatment of asbestos-related personal injury claims. The Fairness in Asbestos Injury Resolution Act of 2005 (the “FAIR Bill”) was introduced in the United States Senate in April 2005, and was defeated in a procedural vote in the Senate in February 2006 and motion for reconsideration has been filed. The FAIR Bill would create a national trust fund in lieu of state and federal litigation to compensate people with asbestos-related diseases. The trust fund would require contributions from companies, such as Crown Cork, that have made past payments for asbestos-related personal injury claims and would limit the payments made by such companies relating to asbestos-related liabilities during the life of the fund. There can be no assurance that federal asbestos legislation, such as the FAIR Bill, will be passed into law or the form that any such legislation will take. Due to this uncertainty, the Company has not considered possible federal legislation in evaluating the adequacy of the Company’s reserve for asbestos-related claims.

During 2005, 2004 and 2003, respectively, Crown Cork (i) received 9,000, 13,000 and 36,000 new claims, (ii) settled or dismissed 4,000, 14,000 and 20,000 claims, and (iii) had 79,000, 74,000 and 75,000 claims outstanding at the end of the respective years. The outstanding claims at December 31, 2005 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow.

During 2005, 2004 and 2003, respectively, the Company (i) recorded pre-tax charges of $10, $35 and $44 to increase its accrual, (ii) made asbestos-related payments of $29, $41 and $68, (iii) settled claims totaling $15, $30 and $37, including amounts committed to be paid in future periods and (iv) had outstanding accruals of $214, $233 and $239 at the end of the year.

Crown Holdings, Inc.

The Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims and related legal costs will range between $214 and $272. The accrual balance of $214 at the end of 2005 includes $132 for unasserted claims and $6 for committed settlements that will be paid in 2006.

Historically (1977-2005), Crown Cork estimates that approximately one-quarter of all asbestos-related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual and range of potential liability any amounts for settlements by persons alleging first exposure to asbestos after 1964.

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Texas, Florida, Mississippi, Ohio and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2015. The upper end of the Company’s estimated range of possible asbestos costs of $272 includes claims beyond that date.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. In addition, there can be no assurance regarding the validity or correctness of the Company’s assumptions or beliefs underlying its accrual and the estimated range of potential liability. Unfavorable court decisions or other adverse developments may require the Company to substantially increase its accrual or change its estimate. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s results of operations, financial position or cash flow.

N.   Commitments and Contingent Liabilities

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. The Company also has environmental issues at certain of its plants in the Americas and Europe. Actual expenditures for remediation were $1, $1 and $2 in 2005, 2004 and 2003, respectively. The Company’s balance sheet reflects estimated undiscounted remediation liabilities of $27 and $25 at December 31, 2005 and 2004, respectively, including $1 and $2 as current liabilities, respectively. The Company records an environmental liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The reserves at December 31, 2005 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserves and will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

In 2003, Crown Cork amended the retiree medical benefits that it had been providing to approximately 10,000 retirees pursuant to a series of collective bargaining agreements between Crown Cork and certain unions. The amendments increased maximum coverage, required additional retiree contributions for medical and prescription drug costs and reduced other coverage benefits. Crown Cork is a party to litigation initiated in June 2003 in which the USWA and IAM unions and retirees claim that the retiree medical benefits were vested and that the amendments breached the applicable collective bargaining agreements in violation of ERISA and the Labor Management Relations Act. Crown Cork and the USWA parties have submitted their dispute to binding arbitration in Pittsburgh, Pennsylvania and litigation involving Crown Cork and the IAM parties is pending in federal district court in Nebraska. The Company believes that it had the right to make such amendments and intends to contest the matter vigorously. However, the ultimate outcome of these cases is uncertain and if they are decided adversely, the Company could be required to restore all or a portion of the retiree medical benefits to their pre-amendment levels. Restoration of the retiree medical benefits to their pre-amendment levels would increase the accumulated postretirement benefit obligation by approximately $56, the annual charge to income by approximately $9, and the annual payments to retirees by approximately $6 in the initial years after restoration.

Crown Holdings, Inc.

The Company and its subsidiaries are also subject to various other lawsuits and claims with respect to labor, environmental, securities, vendor and other matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the Company’s consolidated results of operations, financial position or cash flow.

The Company has various commitments to purchase materials, supplies and utilities totaling approximately $2.6 billion as of December 31, 2005 as part of the ordinary conduct of business. The Company’s basic raw materials for its products are steel and aluminum, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for purchases of capital assets of approximately $37.

At December 31, 2005 the Company had certain indemnification agreements covering environmental remediation, lease payments, and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $38. Several agreements outstanding at December 31, 2005 did not provide liability limits. At December 31, 2005, the Company had recorded liabilities of $2 covering these indemnification agreements. The Company also has guarantees of $36 related to the residual value of leased assets at December 31, 2005, and has recorded a liability of $8 related to these guarantees.

O.   Restructuring

During 2005, the Company provided a pre-tax charge of $16 for restructuring costs, including (i) $3 in North America for severance costs to reduce headcount at a beverage can plant; (ii) $3 in an Americas health and beauty care operation for severance costs to close a plant; (iii) $5 for severance costs to reduce headcount in a European aerosol can plant; (iv) $2 for severance costs to reduce headcount in the U.S. research and development group; and (v) $3 for other severance and exit costs.

During 2004, the Company provided a pre-tax charge of $7 for restructuring costs. The charge primarily included $5 in a European specialty plastics operation for severance costs for reductions in force.

During 2003, the Company provided a net pre-tax charge of $19 for restructuring costs, including $4 for operations that were reported within discontinued operations. The charge included $14 in Europe for various operations and $5 in the Americas, including $2 in the health and beauty care operations, primarily for severance costs for reductions in force. The charge in Europe was net of a reversal of $4 for costs provided in previous years.

Balances remaining in the reserves at December 31, 2005 included provisions of $12 for current year actions and $1 for prior restructuring actions. The balance of the restructuring reserves was included in the Consolidated Balance Sheet within accounts payable and accrued liabilities and the majority will be paid in 2006.

Crown Holdings, Inc.

The components of the restructuring reserve and movements within these components during 2005 and 2004 were as follows:

	Termination Benefits	Other Exit Costs	Total

Balance as of January 1, 2004	$23	$2	$25
Provisions	7		7
Payments made	(17)	(1)	(18)
Foreign currency translation and other	1		1

Balance as of December 31, 2004	14	1	15
Provisions	15	1	16
Payments made	(15)	(1)	(16)
Foreign currency translation and other	(2)		(2)

Balance as of December 31, 2005	$12	$1	$13

P.   Asset Impairments and Loss/Gain on Sale of Assets

During 2005, the Company recorded net pre-tax charges of $10 for asset impairments and asset sales, including (i) charges of $21 and $9 to write-down assets in the Americas health and beauty care and Europe specialty plastic operations, respectively, due to reduced profit projections, offset by (ii) a gain of $7 for the reversal of a provision for an expected loss on divestiture in Asia, and (iii) other net gains of $13 for asset sales. In Asia, the Company received a waiver of a local requirement to divest a portion of one of its subsidiaries and, accordingly, reversed its provision for the expected loss on divestiture at a price below fair value.

During 2004, the Company recorded net pre-tax charges of $47 for asset impairments and asset sales, including charges of $29 to reclassify cumulative translation adjustments to earnings from the planned sale of three businesses in South and Central America, and $14 to write-down the value of machinery and equipment in the plastics businesses in Europe due to reduced profit projections. The remaining net charges of $4 were for the write-down of various assets, offset by gains on sales of surplus property.

During 2003, the Company recorded net pre-tax charges of $76 for asset impairments and asset sales, including charges of (i) $25 to write-down assets in Argentina due to the impact of the local economy on the Company’s businesses, (ii) $11 for the impairment of goodwill in the Americas health and beauty care operation due to reduced profit projections, (iii) $20 to write-down certain assets in the European specialty packaging businesses due to reduced profit projections, (iv) $7 to write-down surplus beverage end assets in the U.S. due to the expanded use of the Company’s SuperEnd™ technology, (v) $11 to write-off redundant equipment in the U.S., primarily due to the consolidation of operations and (vi) $2 due to other losses, primarily for the sale of assets.

Q.   Capital Stock

In connection with its refinancing and reorganization in 2003, as discussed in Note A and Note T, Crown Cork & Seal Company, Inc. formed a new public holding company named Crown Holdings, Inc. Crown Cork & Seal Company, Inc. is now a wholly-owned subsidiary of Crown Holdings, Inc. Shareholders of Crown Cork & Seal Company, Inc. became shareholders of Crown Holdings, Inc. and have the same number of shares and percentage of ownership and the same rights, privileges and interests with respect to Crown Holdings, Inc. that they held in Crown Cork & Seal Company, Inc. immediately prior to the reorganization. The conversion of shares of Crown Cork & Seal Company, Inc. into shares of Crown Holdings, Inc. occurred without the physical exchange of certificates, and certificates formerly representing shares of Crown Cork & Seal Company, Inc. were deemed to represent shares of Crown Holdings, Inc. The common stock of Crown Holdings, Inc. continues to be publicly traded under the symbol “CCK” on the New York Stock Exchange.

Crown Holdings, Inc.

As of December 31, 2005 and 2004, there were 166,712,081 and 165,559,558 common shares outstanding, respectively.

During 2003, the Company exchanged 5,386,809 shares of its common stock for debt and related accrued interest in privately negotiated debt-for-equity exchanges with holders of its outstanding notes and debentures.

Shares of common stock issued as compensation to non-employee directors were 35,308, 46,937 and 64,483 during 2005, 2004 and 2003, respectively.

The Company’s first priority revolving credit and term loan facilities and its first priority senior secured notes limit the payment of dividends and the repurchase of common stock, subject to certain permitted payments or repurchases and exceptions.

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

In February 2005, the Board of Directors authorized the repurchase of up to $50 of the Company’s outstanding common stock from time to time through December 31, 2006. In December 2005, the Board of Directors authorized the repurchase of up to $150 of additional common shares through December 31, 2007. The repurchases may be made in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase plans may be suspended or terminated at any time at the Company’s discretion. The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans, and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes. During 2005, the Company repurchased 2,100,000 shares at a total cost of $38 to reduce the remaining authorized repurchase amount to $162. The Company purchased 483,500 additional shares for $9 during January and February of 2006 to further reduce the remaining authorized repurchases to $153.

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

R.   Stock-Based Compensation

As of December 31, 2005, the Company had five active stock-based incentive compensation plans - the 1990, 1994, 1997, 2001 and 2004 plans. The plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”) and may be subject to the achievement of certain performance goals as determined by the Plan Committee designated by the Company’s Board of Directors. There were no issuances of deferred stock or SARs under any of the plans as of December 31, 2005. In January 2005, the Company issued 604,196 shares of restricted stock to key executives under the 2004 plan at a fair value of $13.05 per share. The restricted stock vests ratably over three years on the anniversary date of the grant. As of December 31, 2005, no further option grants were available under the 1990, 1994 and 1997 plans. Additional grants under the 2001 plan are available through February 2006 and under the 2004 plan through April 2009. Options outstanding at December 31, 2005, included grants from all five plans discussed above.

Crown Holdings, Inc.

Stock options granted during 2005 have a maximum term of ten years and vest over two years.

A summary of stock option activity is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at January 1	15,259,982	$13.93	10,858,137	$16.91	12,887,807	$19.30
Granted	42,500	15.33	5,432,500	8.65	45,000	7.09
Exercised	(2,622,208)	5.97	(500,899)	4.86	(161,100)	4.58
Canceled	(543,226)	27.49	(529,756)	29.34	(1,913,570)	33.79

Options outstanding at December 31	12,137,048	$15.01	15,259,982	$13.93	10,858,137	$16.91

Options exercisable at December 31	10,486,048	$15.98	11,190,107	$15.82	9,182,793	$19.00
Options available for grant at December 31	1,189,679		1,672,125		1,455,875

The following table summarizes outstanding and exercisable options at December 31, 2005:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.25	1,530,483	5.4	$ 4.25	1,530,483	$ 4.25
$4.31 to $5.30	1,565,540	6.1	5.30	1,565,540	5.30
$5.49 to $8.38	973,500	5.2	7.47	941,750	7.44
$8.60	3,379,075	8.3	8.60	2,448,325	8.60
$8.75 to $29.25	2,633,800	5.9	15.93	1,945,300	18.31
$29.38 to $54.375	2,054,650	1.2	43.36	2,054,650	43.36

	12,137,048	5.7	$15.01	10,486,048	$15.98

The fair value of each stock option on the date of the grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	4.2%	3.2%	3.0%
Expected life of option (years)	4.0	4.2	4.4
Expected stock price volatility	29.9%	61.8%	76.8%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted average grant-date fair values for options granted during 2005, 2004 and 2003 were $4.83, $4.46 and $4.04, respectively.

Crown Holdings, Inc.

S.   Debt

	2005	2004

Short-term debt (1)
U.S. dollar bank loans/overdrafts	$10	$6
Other currency bank loans/overdrafts	62	45

Total short-term debt	$72	$51

Long-term debt
Credit facility borrowings: (2)
U.S. dollar	$210
Other currencies	41
Senior secured notes:
Euro (€460) 6.25% first priority due 2011	544	$623
First priority term loans:
U.S. dollar at LIBOR plus 1.50% due 2012	165
Euro (€287) at EURIBOR plus 1.50% due 2012	339
Senior notes and debentures:
U.S. dollar 7.00% due 2006 (3)	107	235
U.S. dollar 9.50% due 2011	9	1,085
Euro (€19 in 2005) 10.25% due 2011	22	386
U.S. dollar 7.625% due 2013	500
U.S. dollar 10.875% due 2013	3	725
U.S. dollar 7.75% due 2015	600
U.S. dollar 8.00% due 2023	200	200
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	150	150
Other indebtedness in various currencies:
Fixed rate with rates in 2005 from 1.0% to 5.0% due 2009 through 2015	26	6
Variable rate with average rates in 2005 from 1.8% to 22.0% due 2006 through 2011	70	88
Capital lease obligations in various currencies		3
Unamortized discounts and fair value adjustments	(5)	(30)

Total long-term debt	3,331	3,821

Less: current maturities	(139)	(25)

Total long-term debt, less current maturities	$3,192	$3,796

(1)	The weighted average interest rates for bank loans and overdrafts outstanding during 2005, 2004 and 2003 were 4.3%, 4.3% and 3.6%, respectively.
(2)	The $800 revolving credit facility is due 2011 and bears interest at EURIBOR or LIBOR plus 1.50%. There were no outstanding borrowings at December 31, 2004 under the previous facility. The weighted average rates for the credit facilities were 5.0% in both 2005 and 2004.
(3)	A wholly-owned finance subsidiary in the United Kingdom has outstanding revolving public debt securities that are fully and unconditionally guaranteed by the Company on a joint and several basis.

Aggregate maturities of long-term debt for the five years subsequent to 2005, excluding unamortized discounts and fair value adjustments, are $139, $45, $17, $13 and $10, respectively. Cash payments for interest during 2005, 2004 and 2003 were $389, $330 and $294, respectively (including amounts capitalized of $1 in 2005 and 2003).

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $3,423 at December 31, 2005.

Crown Holdings, Inc.

During 2005, 2004 and 2003, the Company recorded pre-tax unrealized foreign exchange losses of $97 and gains of $98 and $201, respectively, related to currency exposure arising primarily from intercompany loans and U.S. dollar debt issued by its European subsidiaries as described in Note T. The gains and losses are included in translation and exchange adjustments in the Consolidated Statements of Operations.

T.   Debt Refinancings and Early Extinguishments

In November 2005, the Company sold $500 of 7.625% senior notes due 2013 and $600 of 7.75% senior notes due 2015, and entered into an $800 first priority revolving credit facility due 2011 and a first priority term loan facility due 2012 comprised of $165 and €287 term loans. The revolving credit and term loan facilities are subject to a pricing grid and have initial pricing of 1.5% above LIBOR and EURIBOR, respectively. The proceeds from the refinancing were used to repay the Company’s prior revolving credit facility and all but $34 of its second and third priority senior secured notes, and to pay premiums, fees and expenses associated with the refinancing. The Company recognized a loss of $379 in connection with the refinancing, consisting of $278 of premiums and fees and the write-off of $101 of unamortized fees and unamortized interest rate swap termination costs related to the refinanced facilities and notes. During 2005, the Company also recognized an additional loss of $4 from early extinguishments of debt for premiums paid to purchase certain unsecured notes.

The notes due 2013 and 2015 are senior obligations of Crown Americas, LLC and Crown Americas Capital Corporation, indirect, wholly-owned subsidiaries of the Company, and are guaranteed by substantially all U.S. subsidiaries. The revolving credit and term loan facilities contain financial covenants including an interest coverage ratio, a total net leverage ratio and a senior secured net leverage ratio.

The $800 revolving credit facility includes provisions for letters of credit up to $150 and €50. Outstanding letters of credit accrue interest at 1.50% and reduce the amount of borrowing capacity otherwise available. As of December 31, 2005, there were $72 of outstanding letters of credit under the facility.

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

In September 2004, the Company sold €350 of 6.25% first priority senior secured notes due 2011 and entered into a new $625 senior secured credit facility. The new facility included a $400 revolving credit facility due 2010, a $100 standby letter of credit facility due 2010 and a $125 term loan facility due 2011. In October 2004, the Company completed an add-on issuance of €110 of 6.25% first priority senior secured notes due 2011, bringing the total of the issue to €460. The €350 of proceeds from the first issuance combined with the new $625 senior secured credit facility were used to refinance the existing credit and term loan facilities entered into in February, 2003, and to pay fees and expenses associated with the refinancing. The €110 of proceeds from the second issuance were used to repay the $125 term loan from September 2004 and to pay expenses associated with the issuance. In connection with the September 2004 refinancing, the Company recorded a charge of $33, as a loss from early extinguishments of debt, to write-off unamortized fees from its previous credit facility.

In February 2003, the Company completed a refinancing and formed Crown Holdings, Inc. as a new public holding company. The formation of Crown Holdings, Inc. is more fully described in Note Q. The proceeds from the refinancing consisted of the sale of $1,085 of 9.5% second priority senior secured notes due 2011, €285 of 10.25% second priority senior secured notes due 2011, $725 of 10.875% third priority senior secured notes due 2013, $504 of first priority term loans due 2008 and a $550 first priority revolving credit facility due 2006. The proceeds of $2,620 from the senior secured notes and term loans, and $198 of borrowings under the $550 credit facility, were used to repay the existing credit facility, to repurchase certain of the Company’s outstanding unsecured notes prior

Crown Holdings, Inc.

to maturity, and to pay fees and expenses associated with the refinancing. The remaining proceeds of $344 were initially placed in restricted cash accounts and were subsequently used to repay other existing unsecured notes, including $149 prior to maturity. The Company also repurchased $86 of other unsecured notes prior to maturity. In connection with the repurchases, exchanges of debt for equity as described in Note Q, and the write-off of unamortized financing fees and expenses from its previous credit facility, the Company recognized a loss of $12 from the early extinguishments of debt.

In connection with the November 2005 refinancing and repurchase of the significant majority of the second and third priority senior secured notes discussed above, the $34 of remaining notes outstanding as of December 31, 2005 no longer have any secured interest. CEH may redeem the 2011 notes at any time prior to March 2007, and the 2013 notes at any time prior to March 2008, by paying a make-whole premium. Thereafter, CEH may redeem some or all of the 2011 and 2013 notes at redemption prices initially representing a premium to principal equal to one-half of the applicable interest rate on the notes, declining annually thereafter.

The notes issued in 2003 and 2004 are senior obligations of Crown European Holdings (“CEH”), an indirect wholly-owned subsidiary, and are guaranteed on a senior basis by Crown Holdings, Crown Cork & Seal Company, Inc. (“Crown Cork”), substantially all other U.S. subsidiaries, and certain subsidiaries in the U.K., Canada, France, Germany, Mexico, Switzerland and Belgium. The holders of the first priority senior secured notes have first priority liens on assets of certain of the guarantor subsidiaries and the stock of Crown Cork. CEH may redeem all or some of the first priority secured notes at any time by paying a make-whole premium. At any time prior to September 2007 CEH may redeem up to 35% of the first priority secured notes with the net cash proceeds of certain equity offerings of capital stock of Crown Holdings that are used to capitalize CEH. CEH is also required to make an offer to purchase the first priority secured notes upon the occurrence of certain change of control transactions or asset sales. The first priority note indentures contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.

U. Derivative Financial Instruments

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

In November 2005, the Company entered into four cross-currency swaps. These swaps effectively convert fixed rate U.S. dollar intercompany debt into fixed rate euro intercompany debt. The aggregate notional value of the swaps is $700 and they mature in 2006 through 2010. Since the terms of the swaps and the related debt are the same, the Company expects the swaps to be highly effective in reducing the related risk. At December 31, 2005, the aggregate fair value of these swaps was a loss of $13 and was reported within other current liabilities and non-current liabilities in the Consolidated Balance Sheet.

During 2003, the Company terminated two cross-currency swaps with an aggregate notional value of $500, received $27, and recognized a loss of $5 as a loss on sale of assets.

Crown Holdings, Inc.

The Company has designated foreign exchange swaps and forwards and commodity forwards as cash flow hedges of anticipated foreign exchange and commodity transactions. Contracts outstanding at December 31, 2005 mature between one and twelve months. At December 31, 2005 and 2004, the aggregate fair value of the commodity contracts were gains of approximately $11 and $17, respectively, and were reported in other current assets consistent with the classification of the hedged items. The aggregate fair value of the foreign exchange contracts was not material and was also reported in other current assets.

The changes in accumulated other comprehensive loss associated with cash flow hedging activities during 2005 and 2004 were as follows:

	2004	2003

Balance at January 1	$10	$3
Current period changes in fair value, net of tax	(14)	3
Reclassifications to earnings, net of tax	4	4

Balance at December 31	$0	$10

During the twelve months ending December 31, 2006, income of approximately $6 is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. No amounts were reclassified to earnings during 2005 in connection with forecasted transactions that were no longer considered probable.

Fair Value Hedges.   The Company designates certain derivative financial instruments as fair value hedges of recognized assets, liabilities, and unrecognized firm commitments. Amounts excluded from the assessment and measurement of hedge effectiveness were reported in earnings and amounted to less than $1 before income taxes in each of the last three years.

During 2003 and 2004, the Company entered into four interest rate swaps with a combined notional value of $900. The swaps were accounted for as fair value hedges of the second priority U.S. dollar notes due 2011. At December 31, 2004, the combined fair value of the swaps of $25 was reported within other non-current liabilities. During 2005, the Company paid $30 to terminate the four swaps.

During 2003, the Company terminated a cross-currency swap and paid its then fair value of $35.

The Company designates certain foreign currency forward exchange contracts as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and intercompany debt, and unrecognized foreign-denominated firm commitments. At December 31, 2005 and 2004, the fair values of these contracts were not material and were reported in current assets or current liabilities consistent with the classification of the hedged items. There was no impact on earnings in any of the last three years from a hedged firm commitment that no longer qualified as a fair value hedge.

V.    Earnings Per Share (“EPS”)

The following table summarizes the basic and diluted earnings per share computations for 2005, 2004 and 2003. Basic EPS excludes all potentially dilutive securities and is computed by dividing the net income/loss from continuing operations by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercises of stock options unless they are antidilutive.

Crown Holdings, Inc.

	2005	2004	2003

Income/(loss) from continuing operations	($351)	$16	($74)

Weighted average shares outstanding:
Basic	165.9	165.3	164.7
Dilutive effect of stock options and restricted stock		3.5

Diluted	165.9	168.8	164.7

Earnings/(loss) per share from continuing operations:
Basic	($2.12)	$0.10	($0.45)

Diluted	($2.12)	$0.09	($0.45)

Potentially dilutive common stock equivalents resulting from stock options and restricted stock of 6.0 million in 2005 and 1.3 million in 2003 were excluded from diluted shares outstanding because they would have been anti-dilutive due to the net losses. In addition, common shares contingently issuable upon the exercise of outstanding stock options of 3.6 million in 2005, 3.9 million in 2004 and 6.2 million in 2003, had exercise prices above the average market price for the related periods and were also excluded.

W.   Pensions and Other Retirement Benefits

Pensions.   The Company sponsors various pension plans covering certain U.S. and non-U.S. employees, and participates in certain multi-employer pension plans. The benefits under the Company plans are based primarily on years of service and either the employees’ remuneration near retirement or a fixed dollar multiple. Contributions to multi-employer plans in which the Company and its subsidiaries participate are determined in accordance with the provisions of negotiated labor contracts or applicable local regulations.

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S.	2005	2004	2003

Service cost	$9	$8	$8
Interest cost	78	81	77
Expected return on plan assets	(89)	(73)	(64)
Recognized actuarial loss	62	61	51
Recognized prior service cost	2	2	2

Total pension expense	$62	$79	$74

Non-U.S.	2005	2004	2003

Service cost	$34	$31	$26
Interest cost	163	163	139
Expected return on plan assets	(216)	(217)	(179)
Recognized actuarial loss	46	47	40
Recognized prior service cost	(7)	(6)	(6)
Cost attributable to settlements and curtailments	3	3	3

Total pension expense	$23	$21	$23

Additional pension expense of $4 was recognized in each of the last three years for multi-employer plans.

Crown Holdings, Inc.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,434, $1,406 and $1,291, respectively, as of December 31, 2005, and were $1,402, $1,369 and $952, respectively, as of December 31, 2004.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $207, $183 and $78, respectively, as of December 31, 2005 and $366, $333 and $164, respectively, as of December 31, 2004.

	U.S. Plans		Non-U.S. Plans

Projected Benefit Obligations	2005	2004	2005	2004

Benefit obligations at January 1	$1,402	$1,279	$2,808	$2,474
Service cost	9	8	34	31
Interest cost	78	81	163	163
Plan participants’ contributions	1	1	8	9
Amendments			5
Curtailments			(52)	1
Actuarial loss	60	151	393	76
Benefits paid	(116)	(118)	(149)	(141)
Foreign currency exchange rate changes			(284)	195

Benefit obligations at December 31	$1,434	$1,402	$2,926	$2,808

Accumulated benefit obligations at December 31	$1,406	$1,369	$2,762	$2,619

	U.S. Plans		Non-U.S. Plans

Plan Assets	2005	2004	2005	2004

Fair value of plan assets at January 1	$952	$830	$2,885	$2,521
Actual return on plan assets	131	114	340	252
Employer contributions	323	125	78	46
Plan participants’ contributions	1	1	8	9
Benefits paid	(116)	(118)	(149)	(141)
Foreign currency exchange rate changes			(281)	198

Fair value of plan assets at December 31	$1,291	$952	$2,881	$2,885

Plan assets in excess of /(less than) benefit obligation	($143)	($450)	($45)	$77
Unrecognized actuarial loss	766	810	859	717
Unrecognized prior service cost	11	13	(26)	(43)

Net amount recognized	$634	$373	$788	$751

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost			$871	$853
Accrued benefit liability	($116)	($419)	(138)	(219)
Intangible asset	11	13	6	11
Accumulated other comprehensive loss	739	779	49	106

Net amount recognized	$634	$373	$788	$751

For U.S. plans, additional minimum pension liabilities of $750 and $792 were recognized at December 31, 2005 and 2004, respectively. For non-U.S. plans, additional minimum pension liabilities of $55 and $117 were recognized at December 31, 2005 and 2004, respectively.

Crown Holdings, Inc.

The expected future benefit payments as of December 31, 2005 were:

	U.S. Plans	Non-U.S. Plans

2006	$117	$141
2007	115	144
2008	128	151
2009	112	156
2010	131	162
2011 - 2015	523	880

Additional information concerning the plan assets is presented below.

	U.S. Plan Assets			Non-U.S. Plan Assets

	Weighted Average			Weighted Average

	2006	December 31,		2006	December 31,

Plan assets	Target Allocation	2005	2004	Target Allocation	2005	2004

Equity securities	70%	75%	69%	25%	27%	25%
Debt securities	12%	8%	10%	57%	56%	58%
Real estate	3%	2%	2%	8%	8%	9%
Other	15%	15%	19%	10%	9%	8%

	100%	100%	100%	100%	100%	100%

Plan assets included $119 and $84 of the Company’s common stock at December 31, 2005 and 2004, respectively.

The non-U.S. plan asset percentages are those of the U.K. plan, which is the primary non-U.S. plan with assets. The “other” caption of plan assets includes alternate investments such as private equities, hedge funds and venture capital limited partnerships.

Estimated 2006 employer contributions are $1 for the U.S. plans and $22 for the non-U.S. plans.

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

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S.	2005	2004	2003

Discount rate	5.7%	5.8%	6.3%
Compensation increase	3.0%	3.0%	3.0%

Non-U.S.	2005	2004	2003

Discount rate	5.0%	6.3%	6.7%
Compensation increase	3.5%	4.3%	4.3%

Crown Holdings, Inc.

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S.	2005	2004	2003

Discount rate	5.8%	6.3%	6.8%
Compensation increase	3.0%	3.0%	3.0%
Long-term rate of return	9.0%	9.0%	9.0%

Non-U.S.	2005	2004	2003

Discount rate	6.3%	6.7%	6.9%
Compensation increase	4.3%	4.3%	4.4%
Long-term rate of return	8.1%	8.5%	8.5%

The expected long-term rates of return are determined at each measurement date based on a review of the actual plan assets, the target allocation, and the historical returns of the capital markets, adjusted for current interest rates as appropriate. The rate for the U.S. plan will decrease from 9.0% in 2005 to 8.75% in 2006 and the rate for the U.K. plan will decrease from 8.0% in 2005 to 7.0% in 2006.

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

The components of the net postretirement benefits cost were as follows:

	2005	2004	2003

Service cost	$4	$3	$3
Interest cost	38	39	45
Recognized prior service cost	(13)	(12)	(6)
Recognized actuarial loss	15	14	10

Total postretirement benefit cost	$44	$44	$52

The following provides the components of the changes in the benefit obligations, and reconciles the obligations to the amounts recognized:

	2005	2004

Benefit obligations at January 1	$685	$653
Service cost	4	3
Interest cost	38	39
Amendments	(52)
Actuarial loss	11	33
Benefits paid	(47)	(48)
Foreign currency exchange rate changes		5

Benefit obligations at December 31	639	685
Unrecognized actuarial loss	(219)	(224)
Unrecognized prior service cost	136	99

Net amount recognized	$556	$560

The U.S. plans were amended in 2003 and 2005 to, among other things, require additional retiree contributions for medical and prescription drug costs. As described in Note N, the validity of the 2003 amendments is being litigated. The Company believes that it had the right to make such amendments and intends to contest the matter vigorously. However, the ultimate outcome of the litigation is uncertain and if the litigation is decided adversely, the Company could be required to restore all or a portion of the retiree medical benefits to their pre-amendment levels.

Crown Holdings, Inc.

The expected future benefit payments are $47 in 2006, $49 in 2007, $49 in 2008, $50 in 2009, $50 in 2010 and $238 in aggregate for 2011 through 2015. These payments are net of expected Medicare Part D subsidies of $4 in each of the years 2006 to 2010 and $21 in aggregate for 2011 through 2015.

The health care accumulated postretirement benefit obligations were determined at December 31, 2005 and 2004 using health care trends of 9.0% decreasing to 5.0% over six years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligations by $58 and the total of service and interest cost by $4. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligations by $49 and the total of service and interest cost by $3.

The weighted average actuarial assumptions used to calculate the benefit obligations and cost are the same as those used for the pension plans as presented above.

Employee Savings Plan.   The Company sponsors Savings Investment Plans which cover substantially all domestic salaried employees who are at least 21 years of age. The Company matches up to 3% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan.   The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2005 and 2004 were 69,652 and 87,960, respectively, and the Company’s contributions were less than $1 in both years.

X.   Income Taxes

Pre-tax income/(loss) for the years ended December 31 was taxed under the following jurisdictions:

	2005	2004	2003

U.S.	($83)	($109)	($245)
Foreign	(231)	213	298

	($314)	$104	$53

The provision/(benefit) for income taxes consisted of the following:

Current tax:

U.S. federal	$4	($4)	$4
State and foreign	50	57	64

	54	53	68

Deferred tax:

U.S. federal	(19)	(6)	(7)
State and foreign	(37)	14	10

	(56)	8	3

Total	($2)	$61	$71

Crown Holdings, Inc.

The provision for income taxes differed from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2005	2004	2003

U.S. statutory rate at 35%	($110)	$36	$19
Sale of subsidiary			40
Valuation allowance	115	(4)	24
Impairment losses		10	4
Tax on foreign income	(20)	(6)	(22)
Withholding taxes	9	8	5
Other items, net	4	17	1

Income tax provision/(benefit)	($2)	$61	$71

The valuation allowance caption for 2005 includes charges of $120 in the non-U.S. operations and a credit of $5 in the U.S. The non-U.S. charges of $120 were primarily in France. The credit of $5 in the U.S. was primarily due to the use of tax losses to recover taxes paid in prior years. Additional discussion of the Company’s valuation allowances is provided below.

The other items caption for 2005 includes a benefit of $5 for the partial reversal of a U.K. tax contingency of $16 that was provided during 2004, as discussed below. The reversal of $5 was based on a settlement covering a portion of the period under examination.

The impairment losses caption for 2004 includes the tax effect of the non-deductible charge of $29 for the write-off of cumulative translation adjustments as discussed in Note P. The other items caption for 2004 primarily includes charges of $18 for tax contingencies and a charge of $6 due to a 2004 change in the French capital gains tax rules, partially offset by other net benefits of $7, including adjustments for federal, state and foreign refunds and credits due. The primary item included in the $18 of tax contingencies was $16 for an issue in the U.K. concerning the amount of commission payments paid by the Company’s U.K. subsidiaries to its centralized European purchasing center.

The sale of subsidiary caption in 2003 includes the U.S. tax charge on a gain from an intercompany sale of a subsidiary by the U.S. tax group. The offset to this item is included in the valuation allowance caption as the U.S. tax loss carryforwards are covered by a full valuation allowance. The pre-tax effect of the sale was eliminated in consolidation.

The valuation allowance caption for 2003 primarily includes losses in the U.S. and Argentina for which the Company recorded no tax benefit. The loss in Argentina was primarily due to the asset impairment charge described in Note P. The impairment loss caption in 2003 includes the effect of the non-deductible goodwill impairment charge described in Note P.

The Company paid taxes, net of refunds, of $70, $74 and $50 in 2005, 2004 and 2003, respectively.

The components of deferred taxes at December 31 were:

	2005		2004

	Assets	Liabilities	Assets	Liabilities

Depreciation	$9	$172	$9	$218
Tax loss and credit carryforwards	532		364
Postretirement and postemployment benefits	214		211
Pensions	63	260	159	247
Asbestos	75		82
Inventories	1	16		22
Accruals and other	71	34	55	39
Valuation allowances	(749)		(679)

Total	$216	$482	$201	$526

Prepaid expenses and other current assets included $12 and $15 of deferred tax assets at December 31, 2005 and 2004, respectively.

Crown Holdings, Inc.

Tax loss and credit carryforwards expire as follows: 2006 - $26; 2007 - $2; 2008 - $2; 2009 - $11; 2010 - $1; thereafter - $273; unlimited - $217. The majority of those expiring after 2010 relate to $243 of U.S. tax loss carryforwards that expire through 2025. The unlimited carryforwards primarily include tax losses and credits in Europe.

Realization of any portion of the Company’s deferred tax assets is dependent upon the availability of taxable income in these jurisdictions. The Company considers all sources of taxable income, including (i) taxable income in any available carry back period, (ii) the reversal of taxable temporary differences, (iii) tax-planning strategies, and (iv) taxable income expected to be generated in the future other than from reversing temporary differences. The Company also considers whether there have been cumulative losses in recent years. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s valuation allowances of $749 as of December 31, 2005 include $569 in the U.S., $132 in France, and $48 in other non-U.S. operations.

The Company has a full valuation allowance against its U.S. net deferred tax assets of $569, consisting of $628 of deferred tax assets and $59 of deferred tax liabilities. The U.S. deferred tax assets of $628 include, among other items, $290 of tax loss and tax credit carryforwards, $211 related to pension and postretirement benefits, and $75 related to asbestos liabilities. The U.S. operations have had tax losses in recent years due, in part, to significant interest expense, pension plan contributions, and asbestos-related payments. The Company determined that a full valuation allowance was appropriate for its U.S. net deferred tax assets as of both December 31, 2005 and 2004 due to these recent losses and uncertainty regarding the amount and timing of future taxable income. Although the U.S. deferred tax assets include $231 of benefits for tax loss carryforwards that will not expire within the next ten years, the Company’s underlying assumption is that there is not sufficient positive evidence of future taxable income, after considering all sources, that overcomes the negative evidence of losses in recent years. Accordingly, the Company concluded that it was more likely than not that no portion of the deferred tax assets will be realized. As of December 31, 2005, the Company also has a full valuation allowance against its net deferred tax assets in France of $132, consisting of $169 of deferred tax assets and $37 of deferred tax liabilities. The deferred tax assets of $169 include, among other items, $134 of tax loss carryforwards. The Company’s operations in France have also had losses in recent years due to significant interest expense, foreign exchange losses and, in 2005, the payment of premiums to repay a portion of the Company’s senior secured notes as discussed in Note T. The Company determined that a full valuation allowance was appropriate for its French net deferred tax assets as of December 31, 2005 due to the recent losses and uncertainty regarding the amount and timing of future taxable income. Although the French deferred tax assets include $134 of benefits for tax loss carryforwards that do not expire, the Company’s underlying assumption is that there is not sufficient positive evidence of future taxable income, after considering all sources, that overcomes the negative evidence of losses in recent years. Accordingly, the Company concluded that it was more likely than not that no portion of the deferred tax assets will be realized. The valuation allowances of $48 in other non-U.S. operations includes approximately $31 for tax loss carryforwards in inactive entities in Europe where there are no current tax-planning strategies to utilize the losses, $7 in other European operations, $6 in the Americas and $4 in Asia.

As of December 31, 2005, the Company had a recorded liability of $11 for estimated U.S. state tax contingencies related to various issues and states for which the audits have not been completed. The Company may adjust its estimates in the future as the contingencies are settled or more information becomes available.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $152 as of December 31, 2005. Management has no plans to distribute such earnings in the foreseeable future.

Crown Holdings, Inc.

Y.   Segment Information

The Company’s business is organized geographically within three divisions, Americas, Europe and Asia-Pacific. Within the Americas and Europe, the Company has determined that it has the following reportable segments organized along a combination of product lines and geographic areas: Americas Beverage and North America Food within the Americas, and Europe Beverage, Europe Food and Europe Specialty Packaging within Europe. Prior periods shown below have been conformed to the current presentation.

The Company evaluates performance and allocates resources based on segment income. Segment income is defined by the Company as net sales less cost of products sold, depreciation and amortization, and selling and administrative expenses.

The tables below present information about operating segments for the years ended December 31, 2005, 2004 and 2003:

2005	External	Segment	Depreciation	Capital	Segment
	sales	assets	and amortization	expenditures	income

Americas Beverage	$1,659	$ 983	$ 49	$ 25	$197
North America Food	754	523	21	13	42
Europe Beverage	963	1,363	38	81	140
Europe Food	1,842	1,626	62	20	198
Europe Specialty Packaging	406	188	9	5	20

Total reportable segments	5,624	4,683	179	144	$597

Non-reportable segments	1,284	782	63	46
Corporate and unallocated items		1,080	7	2

Total	$6,908	$6,545	$249	$192

2004	External	Segment	Depreciation	Capital	Segment
	sales	assets	and amortization	expenditures	income

Americas Beverage	$1,538	$ 984	$ 51	$ 29	$175
North America Food	740	540	24	7	44
Europe Beverage	851	1,254	35	17	145
Europe Food	1,807	1,859	68	23	165
Europe Specialty Packaging	385	216	10	8	6

Total reportable segments	5,321	4,853	188	84	$535

Non-reportable segments	1,210	1,865	69	51
Corporate and unallocated items		1,407	6	3

Total	$6,531	$8,125	$263	$138

2003	External	Segment	Depreciation	Capital	Segment
	sales	assets	and amortization	expenditures	income

Americas Beverage	$1,448	$ 985	$ 53	$ 21	$148
North America Food	704	537	25	7	33
Europe Beverage	760	1,196	42	14	123
Europe Food	1,610	1,768	67	18	139
Europe Specialty Packaging	350	202	12	5	4

Total reportable segments	4,872	4,688	199	65	$447

Non-reportable segments	1,135	1,749	75	48
Corporate and unallocated items		1,336	7	7

Total	$6,007	$7,773	$281	$120

Crown Holdings, Inc.

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

A reconciliation of segment income to consolidated income/(loss) from continuing operations before income taxes, minority interests and equity earnings for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003

Segment income of reportable segments	$597	$535	$447
Segment income of non-reportable segments	108	117	88
Corporate and other non-allocated segments	(154)	(165)	(174)
Provision for asbestos	(10)	(35)	(44)
Provision for restructuring	(16)	(7)	(15)
Provision for asset impairments and loss/gain on sale of assets	(10)	(47)	(76)
Loss from early extinguishments of debt	(383)	(39)	(12)
Interest expense	(361)	(361)	(379)
Interest income	9	8	11
Translation and exchange adjustments	(94)	98	207

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings	($314)	$104	$53

For the years ended December 31, 2005, 2004 and 2003, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Sales by major product were:

	2005	2004	2003

Metal beverage cans and ends	$2,925	$2,634	$2,431
Metal food cans and ends	2,355	2,324	2,110
Other metal packaging	1,280	1,225	1,133
Plastics packaging	286	295	279
Other products	62	53	54

Consolidated net sales	$6,908	$6,531	$6,007

Sales and long-lived assets for the major countries in which the Company operates were:

	Net Sales			Long-lived Assets

	2005	2004	2003	2005	2004	2003

United States	$2,063	$1,997	$1,897	$422	$529	$574
United Kingdom	799	769	712	222	311	322
France	711	734	686	126	187	213
Other	3,335	3,031	2,712	837	975	1,003

Consolidated total	$6,908	$6,531	$6,007	$1,607	$2,002	$2,112

Crown Holdings, Inc.

Z.   Condensed Combining Financial Information

In connection with the Company’s 2003 and 2004 refinancings as discussed in Note T, Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, issued senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantor information includes substantially all subsidiaries in the United States, the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003, and
•	balance sheets as of December 31, 2005 and 2004

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,480	$2,428		$6,908

Cost of products sold, excluding depreciation and amortization		($19)	3,793	1,985		5,759
Depreciation and amortization			164	85		249

Gross profit		19	523	358		900

Selling and administrative expense			264	85		349
Provision for asbestos			10			10
Provision for restructuring			14	2		16
Provision for asset impairments and loss/gain on sale of assets			22	(12)		10
Loss from early extinguishments of debt		301	78	4		383
Net interest expense		109	235	8		352
Technology royalty			(30)	30
Translation and exchange adjustments		11	51	32		94

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(402)	(121)	209		(314)
Provision/(benefit) for income taxes			(55)	53		(2)
Equity earnings/(loss)	($362)	155	(328)		$535

Income/(loss) from continuing operations before minority interests and equity earnings	(362)	(247)	(394)	156	535	(312)
Minority interests and equity earnings				(39)		(39)

Income/(loss) from continuing operations	(362)	(247)	(394)	117	535	(351)

Discontinued operations
Income/(loss) before income taxes		(34)	64	(7)		23
Provision for income taxes			32	2		34

Net income/(loss)	($362)	($281)	($362)	$108	$535	($362)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,382	$2,149		$6,531

Cost of products sold, excluding depreciation and amortization		($21)	3,752	1,732		5,463
Depreciation and amortization			176	87		263

Gross profit		21	454	330		805

Selling and administrative expense		(1)	253	66		318
Provision for asbestos			35			35
Provision for restructuring			7			7
Provision for asset impairments and loss/gain on sale of assets			43	4		47
Loss from early extinguishments of debt		9	30			39
Net interest expense		117	235	1		353
Technology royalty			(29)	29
Translation and exchange adjustments		(37)	(42)	(19)		(98)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(67)	(78)	249		104
Provision for income taxes			1	60		61
Equity earnings	$51	239	95		($385)

Income from continuing operations before minority interests and equity earnings	51	172	16	189	(385)	43
Minority interests and equity earnings				(27)		(27)

Income from continuing operations	51	172	16	162	(385)	16

Discontinued operations
Income before income taxes			56			56
Provision for income taxes			21			21

Net income	$51	$172	$51	$162	($385)	$51

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,114	$1,893		$6,007

Cost of products sold, excluding depreciation an amortization		($15)	3,560	1,528		5,073
Depreciation and amortization			189	92		281

Gross profit		15	365	273		653

Selling and administrative expense			240	52		292
Provision for asbestos			44			44
Provision for restructuring			13	2		15
Provision for asset impairments and loss on sale of assets		71	73	30	($98)	76
Loss from early extinguishments of debt			12			12
Net interest expense		102	278	(12)		368
Technology royalty			(25)	25
Translation and exchange adjustments		(63)	(103)	(41)		(207)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(95)	(167)	217	98	53
Provision for income taxes			7	64		71
Equity earnings/(loss)	($32)	249	100		(317)

Income/(loss) from continuing operations before minority interests and equity earnings	(32)	154	(74)	153	(219)	(18)
Minority interests and equity earnings				(56)		(56)

Income/(loss) from continuing operations	(32)	154	(74)	97	(219)	(74)

Discontinued operations
Income before income taxes			64	2		66
Provision for income taxes			22	2		24

Net income/(loss)	($32)	$154	($32)	$97	($219)	($32)

74-

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$67	$227		$294
Receivables, net		$61	61	564		686
Intercompany receivables		1	65	53	($119)
Inventories			470	340		810
Prepaid expenses and other current assets			53	2		55

Total current assets		62	716	1,186	(119)	1,845

Intercompany debt receivables	$3	1,562	1,562	740	(3,867)
Investments in subsidiaries	(222)	2,685	(122)		(2,341)
Goodwill			1,430	583		2,013
Property, plant and equipment, net			951	656		1,607
Other non-current assets		11	991	78		1,080

Total	($219)	$4,320	$5,528	$3,243	($6,327)	$6,545

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$23	$2	$47		$72
Current maturities of long-term debt		3	110	26		139
Accounts payable and accrued liabilities	$17	14	1,037	606		1,674
Intercompany payables		4	49	66	($119)
Income taxes payable		5	9	44		58

Total current liabilities	17	49	1,207	789	(119)	1,943

Long-term debt, excluding current maturities		912	2,214	66		3,192
Long-term intercompany debt		2,212	1,066	589	(3,867)
Postretirement and pension liabilities			730	15		745
Other non-current liabilities		13	533	109		655
Minority interests				246		246
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(236)	1,134	(222)	1,429	(2,341)	(236)

Total	($219)	$4,320	$5,528	$3,243	($6,327)	$6,545

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$3	($406)	($1)	$282		($122)

Cash flows from investing activities
Capital expenditures			(100)	(92)		(192)
Proceeds from sale of business		72	483	72		627
Proceeds from sale of property, plant and equipment			31	9		40
Intercompany investing activities		189	34		($223)
Other			(2)	(9)		(11)

Net cash provided by / (used for) investing activities		261	446	(20)	(223)	464

Cash flows from financing activities

Proceeds from long-term debt		335	1,265	16		1,616
Payments of long-term debt		(2,109)	(129)	(30)		(2,268)
Net change in short-term debt		13	257	(22)		248
Net change in long-term intercompany balances	19	1,905	(1,886)	(38)
Debt issue costs			(26)			(26)
Dividends paid			(23)	(200)	223
Common stock issued	16					16
Common stock repurchased	(38)					(38)
Dividends paid to minority interests				(45)		(45)

Net cash provide by/(used for) financing activities	(3)	144	(542)	(319)	223	(497)

Effect of exchange rate changes on cash and cash equivalents			(4)	(18)		(22)

Net change in cash and cash equivalents		(1)	(101)	(75)		(177)

Cash and cash equivalents at January 1		1	168	302		471

Cash and cash equivalents at December 31	$0	$0	$67	$227	$0	$294

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$11	($86)	$171	$308		$404

Cash flows from investing activities
Capital expenditures			(105)	(33)		(138)
Proceeds from sale of property, plant and equipment			29	10		39
Intercompany investing activities		557	452	(1)	($1,008)
Other			6	(14)		(8)

Net cash provided by / (used for) investing activities		557	382	(38)	(1,008)	(107)

Cash flows from financing activities

Proceeds from long-term debt		563	125	32		720
Payments of long-term debt		(58)	(650)	(165)		(873)
Net change in short-term debt			(34)	10		(24)
Net change in long-term intercompany balances	(14)	(552)	139	427
Debt issue costs		(14)	(17)			(31)
Dividends paid		(415)	(74)	(519)	1,008
Common stock issued	3					3
Dividends paid to minority interests				(41)		(41)

Net cash used for financing activities	(11)	(476)	(511)	(256)	1,008	(246)

Effect of exchange rate changes on cash and cash equivalents		1	8	10		19

Net change in cash and cash equivalents		(4)	50	24		70

Cash and cash equivalents at January 1		5	118	278		401

Cash and cash equivalents at December 31	$0	$1	$168	$302	$0	$471

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities		($10)	$106	$338		$434

Cash flows from investing activities
Capital expenditures			(86)	(34)		(120)
Funding of restricted cash accounts			(228)	(116)		(344)
Withdrawals from restricted cash accounts			228	116		344
Proceeds from sale of property, plant and equipment			30	5		35
Intercompany investing activities		(1,118)	1,196	34	($112)
Other		(9)	3	(9)		(15)

Net cash provided by / (used for) investing activities		(1,127)	1,143	(4)	(112)	(100)

Cash flows from financing activities

Proceeds from long-term debt		2,170	450	5		2,625
Payments of long-term debt		(3)	(651)	(455)		(1,109)
Net change in short-term debt			(1,670)	(3)		(1,673)
Net change in long-term intercompany balances	($2)	(940)	666	274	2
Debt issue costs		(86)	(55)			(141)
Net payment from termination of cross-currency swaps			27	(35)		(8)
Dividends paid			(47)	(65)	112
Common stock issued	2		2		(2)	2
Dividends paid to minority interests				(24)		(24)

Net cash provided by / (used for) financing activities		1,141	(1,278)	(303)	112	(328)

Effect of exchange rate changes on cash and cash equivalents			8	24		32

Net change in cash and cash equivalents		4	(21)	55		38

Cash and cash equivalents at January 1		1	139	223		363

Cash and cash equivalents at December 31	$0	$5	$118	$278	$0	$401

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003, and

•	balance sheets as of December 31, 2005 and 2004

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$6,908		$6,908

Cost of products sold, excluding depreciation and amortization			5,759		5,759
Depreciation and amortization			249		249

Gross profit			900		900

Selling and administrative expense		$6	343		349
Provision for asbestos		10			10
Provision for restructuring			16		16
Provision for asset impairments and loss/gain on sale of assets			10		10
Loss from early extinguishments of debt		(505)	888		383
Net interest expense		269	83		352
Translation and exchange adjustments			94		94

Income/(loss) from continuing operatons before income taxes, minority interests, and equity earnings		220	(534)		(314)
Provision / (benefit) for income taxes			(2)		(2)
Equity loss	($362)	(593)		$955

Loss from continuing operations before minority interests and equity earnings	(362)	(373)	(532)	955	(312)
Minority interests and equity earnings		11	(50)		(39)

Loss from continuing operations	(362)	(362)	(582)	955	(351)

Discontinued operations
Income before income taxes			23		23
Provision for income taxes			34		34

Net loss	($362)	($362)	($593)	$955	($362)

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$6,531		$6,531

Cost of products sold, excluding depreciation and amortization			5,463		5,463
Depreciation and amortization			263		263

Gross profit			805		805

Selling and administrative expense		$5	313		318
Provision for asbestos		35			35
Provision for restructuring			7		7
Provision for asset impairments and loss/gain on sale of assets		1	46		47
Loss from early extinguishments of debt		1	38		39
Net interest expense		309	44		353
Translation and exchange adjustments			(98)		(98)

Income/(loss) from continuing operations before income taxes, minority interests,and equity earnings		(351)	455		104
Provision / (benefit) for income taxes		(94)	155		61
Equity earnings	$51	294		($345)

Income from continuing operations before minority interests and equity earnings	51	37	300	(345)	43
Minority interests and equity earnings		14	(41)		(27)

Income from continuing operations	51	51	259	(345)	16

Discontinued operations
Income before income taxes			56		56
Provision for income taxes			21		21

Net income	$51	$51	$294	($345)	$51

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$6,007		$6,007

Cost of products sold, excluding depreciation and amortization			5,073		5,073
Depreciation and amortization			281		281

Gross profit			653		653

Selling and administrative expense			292		292
Provision for asbestos		$44			44
Provision for restructuring			15		15
Provision for asset impairments and loss/gain on sale of assets		(156)	76	$156	76
(Gain)/loss from early extinguishments of debt		21	(9)		12
Net interest expense		309	59		368
Translation and exchange adjustments			(207)		(207)

Income/(loss) from continuing operations before income taxes, minority interests,and equity earnings		(218)	427	(156)	53
Provision/(benefit) for income taxes		(47)	118		71
Equity earnings/(loss)	($32)	159		(127)

Income/(loss) from continuing operations before minority interests and equity earnings	(32)	(12)	309	(283)	(18)
Minority interests and equity earnings		(20)	(36)		(56)

Income/(loss) from continuing operations	(32)	(32)	273	(283)	(74)

Discontinued operations
Income before income taxes			66		66
Provision for income taxes			24		24

Net income/(loss)	($32)	($32)	$315	($283)	($32)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$294		$294
Receivables, net			686		686
Inventories			810		810
Prepaid expenses and other current assets			55		55

Total current assets			1,845		1,845

Intercompany debt receivables	$3		117	($120)
Investments	(222)	$807		(585)
Goodwill			2,013		2,013
Property, plant and equipment, net			1,607		1,607
Other non-current assets		27	1,053		1,080

Total	($219)	$834	$6,635	($705)	$6,545

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$1	$71		$72
Current maturities of long-term debt			139		139
Accounts payable and accrued liabilities	$17	35	1,622		1,674
Income taxes payable			58		58

Total current liabilities	17	36	1,890		1,943

Long-term debt, excluding current maturities		698	2,494		3,192
Long-term intercompany debt		120		($120)
Postretirement and pension liabilities			745		745
Other non-current liabilities		202	453		655
Minority interests			246		246
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(236)	(222)	807	(585)	(236)

Total	($219)	$834	$6,635	($705)	$6,545

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$471		$471
Receivables, net			900		900
Inventories			894		894
Prepaid expenses and other current assets			78		78

Total current assets			2,343		2,343

Intercompany debt receivables	$22		3,204	($3,226)
Investments	272	$4,389		(4,661)
Goodwill			2,592		2,592
Property, plant and equipment, net			2,002		2,002
Other non-current assets		64	1,124		1,188

Total	$294	$4,453	$11,265	($7,887)	$8,125

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$51		$51
Current maturities of long-term debt		$1	24		25
Accounts payable and accrued liabilities	$17	49	1,877		1,943
Income taxes payable			61		61

Total current liabilities	17	50	2,013		2,080

Long-term debt, excluding current maturities		698	3,098		3,796
Long-term intercompany debt		3,226		($3,226)
Postretirement and pension liabilities			1,019		1,019
Other non-current liabilities		207	545		752
Minority interests			201		201
Commitments and contingent liabilities

Shareholders’ equity	277	272	4,389	(4,661)	277

Total	$294	$4,453	$11,265	($7,887)	$8,125

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$3	($303)	$178		($122)

Cash flows from investing activities
Capital expenditures			(192)		(192)
Proceeds from sale of business			627		627
Proceeds from sale of property, plant and equipment			40		40
Intercompany investing activities		2,903		($2,903)
Other			(11)		(11)

Net cash provided by investing activities		2,903	464	(2,903)	464

Cash flows from financing activities
Proceeds from long-term debt			1,616		1,616
Payments of long-term debt			(2,268)		(2,268)
Net change in short-term debt			248		248
Debt issue costs			(26)		(26)
Net change in long-term intercompany balances	$19	(2,600)	2,581
Dividends paid			(2,903)	2,903
Common stock issued	16				16
Common stock repurchased	(38)				(38)
Dividends paid to minority interests			(45)		(45)

Net cash used for financing activities	(3)	(2,600)	(797)	2,903	(497)

Effect of exchange rate changes on cash and cash equivalents			(22)		(22)

Net change in cash and cash equivalents			(177)		(177)

Cash and cash equivalents at January 1			471		471

Cash and cash equivalents at December 31	$0	$0	$294	$0	$294

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$11	($263)	$656		$404

Cash flows from investing activities
Capital expenditures			(138)		(138)
Proceeds from sale of property, plant and equipment			39		39
Intercompany investing activities		410	(398)	($12)
Other		4	(12)		(8)

Net cash provided by/(used for) investing activities		414	(509)	(12)	(107)

Cash flows from financing activities
Proceeds from long-term debt			720		720
Payments of long-term debt		(62)	(811)		(873)
Net change in short-term debt			(24)		(24)
Debt issue costs			(31)		(31)
Net change in long-term intercompany balances	(14)	(89)	103
Dividends paid			(12)	12
Common stock issued	3				3
Dividends paid to minority interests			(41)		(41)

Net cash used for financing activities	(11)	(151)	(96)	12	(246)

Effect of exchange rate changes on cash and cash equivalents			19		19

Net change in cash and cash equivalents			70		70
Cash and cash equivalents at January 1			401		401

Cash and cash equivalents at December 31	$0	$0	$471	$0	$471

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities		($323)	$757		$434

Cash flows from investing activities
Capital expenditures			(120)		(120)
Funding of restricted cash accounts			(344)		(344)
Withdrawals from restricted cash accounts			344		344
Proceeds from sale of property, plant and equipment			35		35
Intercompany investing activities		855	(877)	$22
Other		4	(19)		(15)

Net cash provided by/(used for) investing activities		859	(981)	22	(100)

Cash flows from financing activities
Proceeds from long-term debt			2,625		2,625
Payments of long-term debt		(329)	(780)		(1,109)
Net change in short-term debt		(1,576)	(97)		(1,673)
Debt issue costs			(141)		(141)
Net payment from termination of cross-currency swaps			(8)		(8)
Net change in long-term intercompany balances	($2)	1,342	(1,340)
Dividends paid			(5)	5
Common stock issued	2	27		(27)	2
Dividends paid to minority interests			(24)		(24)

Net cash provided by/(used for) financing activities		(536)	230	(22)	(328)

Effect of exchange rate changes on cash and cash equivalents			32		32

Net change in cash and cash equivalents			38		38
Cash and cash equivalents at January 1			363		363

Cash and cash equivalents at December 31	$0	$0	$401	$0	$401

Crown Holdings, Inc.

In connection with the Company’s 2005 refinancing as discussed in Note T, Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company issued senior unsecured notes that are fully and unconditionally guaranteed by substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003, and

•	balance sheets as of December 31, 2005 and 2004

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,989	$4,919		$6,908

Cost of products sold, excluding depreciation and amortization			1,714	4,045		5,759
Depreciation and amortization			77	172		249

Gross profit			198	702		900

Selling and administrative expense		$8	112	229		349
Provision for asbestos			10			10
Provision for restructuring			3	13		16
Provision for asset impairments and loss/gain on sale of assets		(5)	20	(5)		10
Loss from early extinguishments of debt		558	(505)	330		383
Net interest expense		21	116	215		352
Technology royalty			(44)	44
Translation and exchange adjustments				94		94

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(582)	486	(218)		(314)
Provision/(benefit) for income taxes			(16)	14		(2)
Equity earnings/(loss)	($362)	288	(860)		$934

Loss from continuing operations before minority interests and equity earnings	(362)	(294)	(358)	(232)	934	(312)
Minority interests and equity earnings		1	1	(41)		(39)

Loss from continuing operations	(362)	(293)	(357)	(273)	934	(351)

Discontinued operations
Income/(loss) before income taxes		94	9	(80)		23
Provision for income taxes			14	20		34

Net loss	($362)	($199)	($362)	($373)	$934	($362)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,904	$4,627		$6,531

Cost of products sold, excluding depreciation and amortization			1,678	3,785		5,463
Depreciation and amortization			78	185		263

Gross profit			148	657		805

Selling and administrative expense		$11	103	204		318
Provision for asbestos			35			35
Provision for restructuring				7		7
Provision for asset impairments and loss/gain on sale of assets		29	(4)	22		47
Loss from early extinguishments of debt		24	4	11		39
Net interest expense		26	108	219		353
Technology royalty			(44)	44
Translation and exchange adjustments				(98)		(98)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(90)	(54)	248		104
Provision/(benefit) for income taxes		(31)	25	67		61
Equity earnings	$51	178	109		($338)

Income from continuing operations before minority interests and equity earnings	51	119	30	181	(338)	43
Minority interests and equity earnings		2	14	(43)		(27)

Income from continuing operations	51	121	44	138	(338)	16

Discontinued operations
Income before income taxes			11	45		56
Provision for income taxes			4	17		21

Net income	$51	$121	$51	$166	($338)	$51

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,787	$4,220		$6,007

Cost of products sold, excluding depreciation an amortization			1,602	3,471		5,073
Depreciation and amortization			83	198		281

Gross profit			102	551		653

Selling and administrative expense		$11	103	178		292
Provision for asbestos			44			44
Provision for restructuring			5	10		15
Provision for asset impairments and loss/gain on sale of assets		3	(132)	49	$156	76
(Gain)/loss from early extinguishments of debt			23	(11)		12
Net interest expense		37	141	190		368
Technology royalty			(40)	40
Translation and exchange adjustments				(207)		(207)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(51)	(42)	302	(156)	53
Provision/(benefit) for income taxes		(18)	22	67		71
Equity earnings/(loss)	($32)	92	5		(65)

Income/(loss) from continuing operations before minority interests and equity earnings	(32)	59	(59)	235	(221)	(18)
Minority interests and equity earnings		2	20	(78)		(56)

Income/(loss) from continuing operations	(32)	61	(39)	157	(221)	(74)

Discontinued operations
Income before income taxes			11	55		66
Provision for income taxes			4	20		24

Net income/(loss)	($32)	$61	($32)	$192	($221)	($32)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$18	$1	$275		$294
Receivables, net			10	676		686
Intercompany receivables			54		($54)
Inventories			156	654		810
Prepaid expenses and other current assets		1	1	53		55

Total current assets		19	222	1,658	(54)	1,845

Intercompany debt receivables	$3	1,096	458	62	(1,619)
Investments in subsidiaries	($222)	375	454		(607)
Goodwill			444	1,569		2,013
Property, plant and equipment, net		3	419	1,185		1,607
Other non-current assets		42	47	991		1,080

Total	($219)	$1,535	$2,044	$5,465	($2,280)	$6,545

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$72		$72
Current maturities of long-term debt			$2	137		139
Accounts payable and accrued liabilities	$17	$12	343	1,302		1,674
Intercompany payables				54	($54)
Income taxes payable			9	49		58

Total current liabilities	17	12	354	1,614	(54)	1,943

Long-term debt, excluding current maturities		1,475	697	1,020		3,192
Long-term intercompany debt		412	403	804	(1,619)
Postretirement and pension liabilities			574	171		745
Other non-current liabilities			238	417		655
Minority interests				246		246
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(236)	(364)	(222)	1,193	(607)	(236)

Total	($219)	$1,535	$2,044	$5,465	($2,280)	$6,545

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$9	$37	$425		$471
Receivables, net			10	890		900
Intercompany receivables			44		($44)
Inventories			171	723		894
Prepaid expenses and other current assets		2	4	72		78

Total current assets		11	266	2,110	(44)	2,343

Intercompany debt receivables	$22	1,059	407	850	(2,338)
Investments in subsidiaries	272	2,754	1,700		(4,726)
Goodwill			531	2,061		2,592
Property, plant and equipment, net		3	510	1,489		2,002
Other non-current assets		34	107	1,047		1,188

Total	$294	$3,861	$3,521	$7,557	($7,108)	$8,125

Liabilities and shareholders’ equity
Current liabilities
Short-term debt				$51		$51
Current maturities of long-term debt			$1	24		25
Accounts payable and accrued liabilities	$17	$2	408	1,516		1,943
Intercompany payables				44	($44)
Income taxes payable			24	37		61

Total current liabilities	17	2	433	1,672	(44)	2,080

Long-term debt, excluding current maturities			698	3,098		3,796
Long-term intercompany debt		1,159	1,081	98	(2,338)
Postretirement and pension liabilities			786	233		1,019
Other non-current liabilities			251	501		752
Minority interests				201		201
Commitments and contingent liabilities

Shareholders’ equity	277	2,700	272	1,754	(4,726)	277

Total	$294	$3,861	$3,521	$7,557	($7,108)	$8,125

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$3	($31)	($188)	$94		($122)

Cash flows from investing activities
Capital expenditures			(26)	(166)		(192)
Proceeds from sale of business		156	96	375		627
Proceeds from sale of property, plant and equipment		4	17	19		40
Intercompany investing activities		18	2,899		($2,917)
Other			(5)	(6)		(11)

Net cash provided by investing activities		178	2,981	222	(2,917)	464

Cash flows from financing activities

Proceeds from long-term debt		1,265		351		1,616
Payments of long-term debt			(1)	(2,267)		(2,268)
Net change in short-term debt		210		38		248
Net change in long-term intercompany balances	19	1,310	(2,828)	1,499
Debt issue costs		(26)				(26)
Dividends paid		(2,897)		(20)	2,917
Common stock issued	16					16
Common stock repurchased	(38)					(38)
Dividends paid to minority interests				(45)		(45)

Net cash used for financing activities	(3)	(138)	(2,829)	(444)	2,917	(497)

Effect of exchange rate changes on cash and cash equivalents				(22)		(22)

Net change in cash and cash equivalents		9	(36)	(150)		(177)

Cash and cash equivalents at January 1		9	37	425		471

Cash and cash equivalents at December 31	$0	$18	$1	$275	$0	$294

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$11	$10	($23)	$406		$404

Cash flows from investing activities
Capital expenditures		(1)	(42)	(95)		(138)
Proceeds from sale of property, plant and equipment			20	19		39
Intercompany investing activities		14	412	(400)	($26)
Other			4	(12)		(8)

Net cash provided by/(used for) investing activities		13	394	(488)	(26)	(107)

Cash flows from financing activities

Proceeds from long-term debt		125		595		720
Payments of long-term debt		(553)	(61)	(259)		(873)
Net change in short-term debt				(24)		(24)
Net change in long-term intercompany balances	(14)	423	(325)	(84)
Debt issue costs		(19)		(12)		(31)
Dividends paid				(26)	26
Common stock issued	3					3
Dividends paid to minority interests				(41)		(41)

Net cash provided by/(used for) financing activities	(11)	(24)	(386)	149	26	(246)

Effect of exchange rate changes on cash and cash equivalents				19		19

Net change in cash and cash equivalents		(1)	(15)	86		70

Cash and cash equivalents at January 1		10	52	339		401

Cash and cash equivalents at December 31	$0	$9	$37	$425	$0	$471

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2003
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities		($20)	($48)	$502		$434

Cash flows from investing activities
Capital expenditures			(39)	(81)		(120)
Funding of restricted cash accounts				(344)		(344)
Withdrawals from restricted cash accounts				344		344
Proceeds from sale of property, plant and equipment			15	20		35
Intercompany investing activities		8	800	(795)	($13)
Other, net				(15)		(15)

Net cash provided by/(used for) investing activities		8	776	(871)	(13)	(100)

Cash flows from financing activities

Proceeds from long-term debt		450		2,175		2,625
Payments of long-term debt		(23)	(401)	(685)		(1,109)
Net change in short-term debt			(1,576)	(97)		(1,673)
Net change in long-term intercompany balances	($2)	(347)	1,230	(881)
Debt issue costs		(58)		(83)		(141)
Net payment from termination of cross-currency swaps				(8)		(8)
Dividends paid				(13)	13
Common stock issued	2					2
Dividends paid to minority interests				(24)		(24)

Net cash provided by/(used for) financing activities		22	(747)	384	13	(328)

Effect of exchange rate changes on cash and cash equivalents				32		32

Net change in cash and cash equivalents		10	(19)	47		38

Cash and cash equivalents at January 1			71	292		363

Cash and cash equivalents at December 31	$0	$10	$52	$339	$0	$401

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2005								2004

	First		Second		Third		Fourth		First		Second		Third		Fourth

Net Sales	$1,529		$1,822		$1,928		$1,629		$1,458		$1,662		$1,826		$1,585
Gross profit *	182		256		272		190		155		227		250		173
Income/(loss) - continuing operatins	(18	) (1)	15	(2)	80	(3)	(428	) (4)	(26	) (5)	21	(6)	50	(7)	(29	) (8)
Income/(loss) - discontinued operations	8		13		(2)		(30)		10		15		8		2
Net income/(loss)	(10)		28		78		(458)		(16)		36		58		(27)

Earnings/(loss) per average common share: †
Basic
- continuing operations	($0.11	) (1)	$0.09	(2)	$0.48	(3)	($2.58	) (4)	($0.16	) (5)	$0.13	(6)	$0.30	(7)	($0.17	) (8)
- discontinued operations	$0.05		0.08		($0.01)		($0.18)		$0.06		$0.09		$0.05		$0.01
Net earnings/(loss)	($0.06)		$0.17		$0.47		($2.76)		($0.10)		$0.22		$0.35		($0.16)

Diluted
- continuing operations	($0.11	) (1)	$0.09	(2)	$0.46	(3)	($2.58	) (4)	($0.16	) (5)	$0.13	(6)	$0.30	(7)	($0.17	) (8)
- discontinued operations	$0.05		0.07		($0.01)		($0.18)		$0.06		$0.09		$0.05		$0.01
Net earnings/(loss)	($0.06)		$0.16		$0.45		($2.76)		($0.10)		$0.22		$0.35		($0.16)

Average common shares outstanding:
Basic	165.8		165.7		165.9		166.2		165.1		165.2		165.3		165.4
Diluted	165.8		171.5		171.9		166.2		165.1		167.3		168.0		165.4

Common stock price range:**
High	$17.24		$16.30		$17.37		$20.45		$9.96		$10.60		$10.67		$14.20
Low	12.28		13.51		14.12		15.33		8.10		7.85		9.21		9.77
Close	15.56		14.23		15.94		19.53		9.32		9.97		10.31		13.74

†	Diluted earnings per share in the first and fourth quarters of 2005 and 2004 are the same as basic because common shares contingently issuable upon the exercise of stock options were either not material or were anti-dilutive, or the grant prices of the then outstanding options were above the average market price for the related periods.

*	The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.

**	Source: New York Stock Exchange — Composite Transactions

(1)	Includes foreign exchange losses on foreign currency-denominated debt in Europe of $30 ($22 after taxes or $.13 per share), partially offset by a gain on the sale of assets of $5 ($5 after taxes or $.03 per share).

(2)	Includes foreign exchange losses on foreign currency-denominated debt in Europe of $65 ($58 after taxes or $.34 per share) and a loss from the early extinguishments of debt of $2 ($1 after taxes), partially offset by gains from the sales of assets of $17 ($14 after taxes or $.08 per share) and the reversal of tax valuation allowances of $9 ($.05 per share).

(3)	Includes foreign exchange gains on foreign currency-denominated debt in Europe of $19 ($16 after taxes or $.09 per share), partially offset by provisions for restructuring actions of $3.

(4)	Includes foreign exchange losses on foreign currency-denominated debt in Europe of $18 ($23 after taxes or $.14 per share), provisions for asset impairments of $32 ($29 after taxes or $.17 per share), losses from the early extinguishments of debt of $381 ($375 after taxes or $2.26 per share), a charge for asbestos of $10 ($10 after taxes or $.06 per share) and provisions for restructuring actions of $13.

(5)	Includes a loss from the early extinguishments of debt of $4 ($3 after taxes or $.02 per share) and foreign exchange losses on foreign currency-denominated debt in Europe of $3 ($2 after taxes or $.01 per share).

(6)	Includes foreign exchange losses on foreign currency-denominated debt in Europe of $22 ($15 after taxes or $.09 per share).

(7)	Includes an after-tax restructuring charge of $1, a loss from the early extinguishments of debt of $33 ($29 after taxes or $.17 per share), and foreign exchange gains of $32 ($22 after taxes or $.13 per share) on foreign currency-denominated debt in Europe.

(8)	Includes an after-tax restructuring charge of $4, a charge for asbestos of $35 ($35 after taxes or $.21 per share), a charge for asset impairments of $47 ($41 after taxes or $.25 per share), a loss from the early extinguishments of debt of $2 ($1 after taxes or $.01 per share) and foreign exchange gains of $91 ($62 net of taxes or $.37 per share) on foreign currency-denominated debt in Europe.

Crown Holdings, Inc.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D	COLUMN E

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- Write-Offs	Balance at end of period

For the Year Ended December 31, 2005

Allowances deducted from
assets to which they apply:

Trade accounts receivable	$ 42			$ 9	$ 33

Deferred tax assets	679	$62	$ 8		749

For the Year Ended December 31, 2004

Allowances deducted from
assets to which they apply:

Trade accounts receivable	56	(3)	2	13	42

Deferred tax assets	663	(4)	20		679

For the Year Ended December 31, 2003

Allowances deducted from
assets to which they apply:

Trade accounts receivable	54	1	1		56

Deferred tax assets	695	24		56	663

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation and as of the end of the quarter for which this report is made, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information to be disclosed in reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company’s report on internal control over financial reporting is included in Item 8 of this Report on Form 10-K.

There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Present Title	Year Assumed Present Position
John W. Conway	60	Chairman of the Board, President and Chief Executive Officer	2001
Alan W. Rutherford	62	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer	2001
William R. Apted	58	President-European Division	2000
Frank J. Mechura	63	President-Americas Division	2001
William H. Voss	60	President-Asia-Pacific Division	1996
Timothy J. Donahue	43	Senior Vice President - Finance	2000
Thomas A. Kelly	46	Vice President and Corporate Controller	2000

All of the principal executive officers have been employed by the Company for the past five years.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values” and “Corporate Governance” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 27, 2006,” “Equity-Compensation Plan Information” and “Common Stock Ownership of Directors and Executive Officers” and is incorporated herein by reference.

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

Crown Holdings, Inc. and Subsidiaries (see Part II, Item 8, pages 36 through 95 of this Report).

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity/(Deficit) and Comprehensive Income/(Loss) for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Supplementary Information

(2)	Financial Statement Schedules:

Schedule Number II - Valuation and Qualifying Accounts and Reserves (see page 96 of this Report).

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits

3.a	Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

3.b	By-Laws of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.b of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

4.a	Specimen certificate of Registrant’s Common Stock (incorporated by reference to Exhibit 4.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

4.b	Form of the Registrant’s 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.c	Officers’ Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

4.d	Indenture dated as of April 1, 1993 between Crown Cork & Seal Company, Inc. and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

Crown Holdings, Inc.

4.e	Terms Agreement dated March 31, 1993 (incorporated by reference to Exhibit 27 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.f	Indenture, dated December 17, 1996, among Crown Cork & Seal Company, Inc., Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.g	Form of the Registrant’s 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.h	Officers’ Certificate for 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.i	Form of the Registrant’s 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.j	Officers’ Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.k	Form of U.K. 7% Debentures Due 2006 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.l	Officers’ Certificate for 7% Debentures Due 2006 (incorporated by reference to Exhibit 99.9 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.m	Terms Agreement dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.n	Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

4.o	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

4.p	Amended and Restated Rights Agreement, dated as of December 9, 2004, between Crown Holdings, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 9, 2004 (File No. 0-50189)).

4.q	Supplemental Indenture to Indenture dated April 1, 1993, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.r	Supplemental Indenture to Indenture dated December 17, 1996, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer and Guarantor, Crown Cork & Seal Finance PLC, as Issuer, Crown Cork & Seal Finance S.A., as Issuer, Crown Holdings, Inc., as Additional Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.s	U.S. Guarantee Agreement, dated as of September 1, 2004, among the Domestic Subsidiaries referred to therein and Citicorp North America Inc., as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

4.t	Non-U.S. Guarantee Agreement, dated as of February 26, 2003 among the Guarantors referred to therein and Citicorp International plc, as U.K. Administrative Agent (incorporated by reference to Exhibit 4.kk of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.u	Registration Rights Agreement relating to the 9.5% Second Priority Senior Secured Notes due 2011 and the 10.25% Second Priority Senior Secured Notes due 2011, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.mm of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.v	Registration Rights Agreement, dated as of September 1, 2004, by and among the Company, Crown European Holdings S.A., Citigroup Global Markets Inc. and Lehman Brothers Inc., as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 4.i of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.w	Indenture dated as of September 1, 2004, by and among the Company, as Issuer the Guarantors named therein and Wells Fargo Bank, as Trustee, relating to the 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.j of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.x	Form of Crown European Holdings’ 9.5% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.jj of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

4.y	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank Minnesota, N.A., as Trustee, governing Crown European Holdings’ 9.5% Second Priority Senior Secured Notes due 2011 and 10.25% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.oo of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.z	Form of Crown European Holdings’ 10.25% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.kk of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

4.aa	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank, N.A., as trustee, governing Crown European Holdings’ 10.875% Third Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.rr of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.bb	Form of Crown European Holdings’ 10.875% Third Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.mm of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

4.cc	Form of Crown European Holdings’ 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

4.dd	Registration Rights Agreement relating to the 10.875% Third Priority Senior Secured Notes due 2013, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.nn of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

Crown Holdings, Inc.

4.ee	Registration Rights Agreement relating to the 6.25% First Priority Senior Secured Notes due 2011, dated as of October 6, 2004, by and among the Company, Crown European Holdings, S.A., Citigroup Global Markets Inc. and Lehman Brothers Inc., as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 4.a of the Registrant’s Current Report on Form 8-K dated October 6, 2004 (File No. 0-50189)).

4.ff	Credit Agreement, dated as of November 18, 2005, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings, S.A., as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, and various Lending Institutions (incorporated by reference to Exhibit 4.a of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.gg	Euro Bank Pledge Agreement, dated as of November 18, 2005, by Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.b of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.hh	Second Amended and Restated CEH Pledge Agreement, dated as of November 18, 2005, by Crown European Holdings S.A., as Pledgor and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.c of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.ii	Second Amended and Restated Shared Pledge Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.d of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.kk	Bank Pledge Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.e of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.ll	Second Amended and Restated U.S. Security Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Grantors and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 4.f of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.mm	U.S. Guarantee Agreement, dated as of November 18, 2005, among each of the subsidiaries listed therein of Crown Americas LLC and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

Crown Holdings, Inc.

4.nn	Second Amended and Restated Global Participation and Proceeds Sharing Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as U.K. Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as Second Priority Notes Trustee, Wells Fargo Bank, N.A., as Third Priority Notes Trustee, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as U.S. Collateral Agent, Deutsche Bank AG New York Branch, as Euro Collateral Agent, Deutsche Bank AG New York Branch, as Sharing Agent (as defined therein) and the other persons who may become party to the Agreement from time to time pursuant to and in accordance with Section 9 of the Agreement (incorporated by reference to Exhibit 4.h of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.oo	Registration Rights Agreement, dated as of November 18, 2005, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp., Citigroup Global Markets Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc., Banc of Americas Securities LLC, as Representatives of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the $500 million 7 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.i of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.pp	Registration Rights Agreement, dated as of November 18, 2005, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp., Citigroup Global Markets Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc., Banc of Americas Securities LLC, as Representatives of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the $600 million 7 3/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.j of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.qq	Indenture, dated as of November 18, 2005, by and among Crown Americas LLC and Crown Americas Capital Corp., as Issuers, the Guarantors named therein and Citibank, N.A., as Trustee, relating to the 7 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.k of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.rr	Indenture, dated as of November 18, 2005, by and among Crown Americas LLC and Crown Americas Capital Corp., as Issuers, the Guarantors named therein and Citibank, N.A., as Trustee, relating to the 7 3/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.l of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.ss	Form of 7 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.m of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.tt	Form of 7 3/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.n of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.uu	Second Amended and Restated U.S. Intercreditor and Collateral Agency Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as U.K. Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as U.S. Collateral Agent (as defined within), the Company, Crown Americas LLC, Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., each of the U.S. subsidiaries of the Company listed therein, and the other persons who may become parties to the Agreement from time to time pursuant to and in accordance with Section 8 of the Agreement (incorporated by reference to Exhibit 4.o of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

Crown Holdings, Inc.

4.vv	Second Amended and Restated Euro Intercreditor and Collateral Agency Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as Euro Collateral Agent, Crown European Holdings SA, the subsidiaries of Crown European Holdings identified thereto and the other persons who may become parties to the Agreement from time to time pursuant to and in accordance with Section 6 of the Agreement, and any other obligor under any Financing Documents (as defined therein) (incorporated by reference to Exhibit 4.p of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No.0-50189)).

4.ww	Supplemental Indenture, dated as of November 18, 2005, to Indenture, dated as of February 26, 2003, among Crown European Holdings SA, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the dollar denominated 9 1/2% Second Priority Senior Secured Notes due 2011 and euro denominated 10 1/4% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.q of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.xx	Supplemental Indenture, dated as of November 18, 2005, to Indenture, dated as of February 26, 2003, among Crown European Holdings SA, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 10 7/8% Third Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.r of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189))

Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request.

10.a.	Second Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2003, among Crown Cork & Seal Receivables (DE) Corporation, as Seller, CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), as Servicer, the banks and other financial institutions party thereto as Purchasers, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

10.b.	First Amendment, dated as of September 1, 2004, to Second Amended and Restated Receivables Purchase Agreement among Crown Cork & Seal Receivables (DE) Corporation, as Seller, CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), as Servicer, the banks and other financial institutions party thereto, as Purchasers, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.c.	First Amendment, dated as of September 1, 2004, to Second Amended and Restated Receivables Contribution and Sale Agreement among CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly known as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly known as Zeller Plastik, Inc.), CROWN Metal Packaging Canada LP, and Crown Cork & Seal Receivables (DE) Corporation (incorporated by reference to Exhibit 10.b of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.d.	Second Amended and Restated Receivables Contribution and Sale Agreement, dated as of December 5, 2003, among CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly known as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly known as Zeller Plastik, Inc.), Crown Canadian Holdings ULC, and CROWN Metal Packaging Canada LP, as Sellers, Crown Cork & Seal Receivables (DE) Corporation, as Buyer, and CROWN Cork & Seal USA, Inc., as the Buyer’s Servicer (incorporated by reference to Exhibit 10.b of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

10.e.	Third Amended and Restated Parent Undertaking Agreement, dated as of September 1, 2004, made by Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc, in favor of Citibank, N.A., as Agent and the Purchasers (incorporated by reference to Exhibit 10.c of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

10.f	Second Amended and Restated Intercreditor Agreement dated as of September 1, 2004, among Citibank, N.A., as Agent, Crown Holdings, Inc., Crown International Holdings, Inc., Crown Cork & Seal Receivables (DE) Corporation, as Sellers, CROWN Cork & Seal Company (USA), Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly know as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly know as Zeller Plastik, Inc.), and Citicorp North America, Inc., as Administrative and U.S. Collateral Agent (incorporated by reference to Exhibit 10.d of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.g	Employment Contracts:

(1)	Employment contract between Crown Cork & Seal Company, Inc. and John W. Conway dated January 3, 2000 (incorporated by reference to Exhibit 10.a.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

(2)	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2004, between Crown Cork & Seal Company, Inc., Crown Holdings, Inc., and John W. Conway (incorporated by reference to Exhibit 10.f.(2) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2227)).

(3)	Employment contract between Crown Cork & Seal Company, Inc. and Alan W. Rutherford dated January 3, 2000 (incorporated by reference to Exhibit 10.a.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

(4)	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2004, between Crown Cork & Seal Company, Inc., Crown Holdings, Inc., and Alan W. Rutherford (incorporated by reference to Exhibit 10.f.(4) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2227)).

(5)	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and William R. Apted (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No.0-50189)).

(6)	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and Frank J. Mechura (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

(7)	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and William H. Voss (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

(8)	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and Timothy J. Donahue (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

10.h	Crown Cork & Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

10.i	Crown Holdings, Inc. Economic Profit Incentive Plan, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.i of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

10.j	Crown Holdings, Inc. Economic Profit Incentive Plan, dated as of January 1, 2005 (incorporated by reference to Exhibit 10.j of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

10.k	Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated as of January 1, 2000 (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

10.l	Amendment No. 1, effective July 22, 2004, to the Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated January 1, 2000 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-51089)).

10.m	Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

10.n	Amendment No. 1 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.o	Amendment No. 2 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.k of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.p	Crown Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

10.q	Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

10.r	Amendment No. 1 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.s	Amendment No. 2 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.o of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.t	Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, amended and restated (incorporated by reference to the Registrant’s Definitive Additional Materials on Schedule 14A, filed with the Securities and Exchange Commission on April 30, 2000 (File No. 1-2227)).

10.u	Amendment No. 3 to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.q of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.v	Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

10.w	Amendment No. 1 to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.s of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.x	Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

10.y	Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.z	Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-51089)).

10.aa	Crown Cork & Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.bb	Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.cc	Crown Cork & Seal Company, Inc. Pension Plan for Outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.dd	Amendment No. 1, effective April 1, 2005, to the Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.ee	Master Definitions Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian Calculation Agent, FCC Account Bank, Liquidity Facility Provider and Swap Counterparty, Eliopée Limited, as Eliopée, GE Factofrance, as Back-up Servicer, Crown European Holdings, as Parent Company, the Entities listed in Schedule, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent (incorporated by reference to Exhibit 10.a to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.ff	Master Receivables Transfer and Servicing Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian, the Entities listed in Schedule 1 of Appendix 1, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent (incorporated by reference to Exhibit 10.b to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.gg	Stock and Asset Purchase Agreement, dated as of August 18, 2005, between Crown Holdings, Inc. and Financière Daunou 1 S.A. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 17, 2005).

10.dd	Intercreditor Agreement dated as of November 18, 2005, among Citibank, N.A., as Program Agent, the Company, Crown International Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Receiveables (DE) Corporation, Crown Cork & Seal USA, Inc., Crown Risdon USA, Inc., CROWN Metal Packaging Canada LP and Deutsche Bank AG New York Branch and The Bank of Nova Scotia, as Bank Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

Exhibits 10.g through 10.dd, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

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

Crown Holdings, Inc. Registrant
Date:	March 15, 2006
	By:	/s/ Thomas A. Kelly
Thomas A. Kelly Vice President and Corporate Controller

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Conway, Alan W. Rutherford and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the Company's 2005 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE
/s/ John W. Conway
John W. Conway	Chairman of the Board, President and Chief Executive Officer
/s/ Alan W. Rutherford
Alan W. Rutherford	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer
/s/ Thomas A. Kelly
Thomas A. Kelly	Vice President and Corporate Controller

SIGNATURE

DIRECTORS
/s/ Jenne K. Britell	/s/ Thomas R. Ralph
Jenne K. Britell	Thomas R. Ralph

/s/ Arnold W. Donald	/s/ Hugues du Rouret
Arnold W. Donald	Hugues du Rouret

/s/ Marie L. Garibaldi	/s/ Harold A. Sorgenti
Marie L. Garibaldi	Harold A. Sorgenti

/s/ William G. Little	/s/ Jim L. Turner
William G. Little	Jim L. Turner

/s/ Hans J. Löliger	/s/ William S. Urkiel
Hans J. Löliger	William S. Urkiel