Form 10-Q
period 2006-03-31
CROWN HOLDINGS INC
filed 2006-05-05
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No  __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer   X           Accelerated filer   __           Non-accelerated filer   __

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
   Yes   __   No  X

There were 167,746,253 shares of Common Stock outstanding as of April 30, 2006.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

	Three months ended March 31

	2006	2005

Net sales	$1,579	$1,529

Cost of products sold, excluding depreciation and amortization	1,340	1,286
Depreciation and amortization	55	61

Gross profit	184	182

Selling and administrative expense	83	84
Provision for restructuring	9
Gain on sale of assets		(5)
Interest expense	67	94
Interest income	(3)	(2)
Translation and exchange adjustments		30

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings	28	(19)
Provision/(benefit) for income taxes	7	(5)
Minority interests and equity earnings	(14)	(4)

Income/(loss) from continuing operations	7	(18)

Income from discontinued operations		8

Net income/(loss)	$7	($10)

Basic earnings/(loss) per average common share:
Continuing operations	$0.04	($0.11)
Discontinued operations		0.05

Net income/(loss)	$0.04	($0.06)

Diluted earnings/(loss) per average common share:
Continuing operations	$0.04	($0.11)
Discontinued operations		0.05

Net income/(loss)	$0.04	($0.06)

Weighted-average common shares outstanding:
Basic	167,075,638	165,819,217
Diluted	171,640,555	171,863,163

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2006	December 31, 2005

Assets
Current assets
Cash and cash equivalents	$293	$294
Receivables, net	814	686
Inventories	965	810
Prepaid expenses and other current assets	85	55

Total current assets	2,157	1,845

Goodwill	2,040	2,013
Property, plant and equipment, net	1,608	1,607
Pension assets	887	871
Other non-current assets	193	209

Total	$6,885	$6,545

Liabilities and shareholders’ deficit
Current liabilities
Short-term debt	$75	$72
Current maturities of long-term debt	140	139
Accounts payable and accrued liabilities	1,715	1,674
Income taxes payable	56	58

Total current liabilities	1,986	1,943

Long-term debt, excluding current maturities	3,428	3,192
Postretirement and pension liabilities	757	745
Other non-current liabilities	668	655
Minority interests	259	246
Commitments and contingent liabilities (Note L)
Shareholders’ deficit	(213)	(236)

Total	$6,885	$6,545

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Three months ended March 31	2006	2005

Net cash used for operating activities	($178)	($281)

Cash flows from investing activities
Capital expenditures	(54)	(36)
Other	14	(5)

Net cash used for investing activities	(40)	(41)

Cash flows from financing activities
Proceeds from long-term debt	9	10
Payments of long-term debt	(4)	(1)
Net change in short-term debt	208	201
Common stock issued	10	5
Common stock repurchased	(9)	(8)
Dividends paid to minority interests	(3)	(9)

Net cash provided by financing activities	211	198

Effect of exchange rate changes on cash and cash equivalents	6	(7)

Net change in cash and cash equivalents	(1)	(131)

Cash and cash equivalents at January 1	294	471

Cash and cash equivalents at March 31	$293	$340

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY / (DEFICIT)
AND COMPREHENSIVE INCOME / (LOSS)
(In millions)
(Unaudited)

	Comprehensive	| | |	Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Income	|	Stock	Capital	Deficit	Stock	Loss	Total
		|
Balance at January 1, 2006		|	$929	$1,674	($1,526)	($94)	($1,219)	($236)
Net income	$ 7	|			7			7
Translation adjustments	10	|					10	10
Derivatives qualifying as hedges	2	|					2	2
Available for sale securities	0	|
		|
Comprehensive income	$19	|
		|
Restricted stock issued		|		(2)		2
Stock-based compensation		|		3				3
Stock repurchased		|		(7)		(2)		(9)
Common stock issued —benefit plans		|		2		8		10
		|
		|
Balance at March 31, 2006		|	$929	$1,670	($1,519)	($86)	($1,207)	($213)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of March 31, 2006 and the results of its operations and cash flows for the three month periods ended March 31, 2006 and 2005. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, have been condensed or omitted. The December 31, 2005 balance sheet data was derived from the audited consolidated financial statements as of December 31, 2005. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

B.	Recent Accounting and Reporting Pronouncements

Effective January 1, 2006, the Company adopted the following accounting and reporting standards:

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the estimated grant-date fair value of the awards that are expected to vest. Adoption of the standard resulted in a charge to income from continuing operations and net income of $2 ($2 net of tax, or $0.01 per share) in the first quarter of 2006, and had no effect on the statement of cash flows. See Note E for additional disclosures required by the new standard.

SFAS No. 151 (“FAS 151”), “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle capacity expense, freight, handling costs and material spoilage should be expensed as incurred and not included in overhead. The Company prospectively adopted this standard and its adoption had no impact on the Company’s results of operations or financial position in the first quarter of 2006.

SFAS No. 153 (“FAS 153”), “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. The Company prospectively adopted this standard and its adoption had no impact on the Company’s results of operations or financial position in the first quarter of 2006.

SFAS No. 154 (“FAS 154”), “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB Statement No. 3,” which requires retrospective application, with minor exceptions, to prior periods’ financial statements for changes in accounting principle. The statement applies primarily to voluntary changes in accounting principle. The Company prospectively adopted the standard and its adoption had no impact on the Company’s results of operations or financial position in the first quarter of 2006.

C.	Discontinued Operations

In October 2005, the Company completed the sale of its plastic closures business and recognized a loss of $44 related to the transaction. The loss excluded up to $20 of contingent consideration that, if earned based on the divested business achieving certain targets, will be payable in 2006 and 2008. The divested business makes plastic closures for beverage, food and other consumer products.

Crown Holdings, Inc.

The results of operations for 2005 have been recast to report the plastic closures business within discontinued operations in the accompanying statement of operations. The segment results in Note O and the Condensed Combining Statements of Operations in Note P also reflect the reclassification of the plastic closures business to discontinued operations. The 2005 Consolidated Statements of Cash Flows, including those in Note P, were not recast to separately report the cash flows of the discontinued operations. Interest expense was not allocated to the plastic closures business and, therefore, all of the Company’s interest expense for 2005 was included within continuing operations.

The components of income from discontinued operations are presented below.

	March 31

	2006	2005

Income before tax		$13
Income tax on operations		(5)
Gain on disposal	$2
Tax on disposal	(2)

	$0	$8

The 2006 activity in discontinued operations includes the effect of certain purchase price adjustments, excluding the contingent consideration referred to above.

D.	Change in Consolidation

In connection with the Company’s expansion of its beverage can operations in the Middle East, the Company obtained effective control of certain of these operations as of September 1, 2005 through amendments to existing shareholders’ agreements. The Company owns from 40% to 50% of these operations and its ownership percentages did not change as a result of the amendments. With the amendments, the Company now has the unilateral right to establish the operating, capital and financing activities of these operations and, accordingly, has changed its method of accounting to the consolidation method from the equity method.

The change in accounting had no effect on the Company’s net income or earnings per share. The Company’s proforma net sales for the three months ended 2005 are presented below, as if the Middle East operations had been consolidated as of January 1, 2005.

Three Months Ended
Net sales	March 31, 2005

As reported	$1,529

Proforma	$1,562

E.	Stock-Based Compensation

On January 1, 2006 the Company adopted FAS 123(R), as discussed in Note B. The Company is using the modified prospective transition method, under which its consolidated financial statements as of and for the three months ended March 31, 2006, reflect the impact of FAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of this standard. The following table reflects the proforma impact of the new standard on 2005 earnings as if the Company had applied the fair value recognition provisions of FAS 123(R) as of January 1, 2005.

Crown Holdings, Inc.

Three Months Ended March 31, 2005

Net loss, as reported	($10)

Add: stock–based compensation expense included in reported net loss, net of tax	1
Deduct: proforma stock–based compensation expense, net of tax	(4)

Proforma net loss	($13)

Loss per share:
Basic and diluted - as reported	($0.06)

- proforma	($0.08)

Stock-based compensation was reported within Selling and Administrative expense in the Consolidated Statements of Operations.

Stock-Based Compensation Plans

At March 31, 2006 the Company’s 2004 Stock-Based Incentive Compensation Plan, which expires in April 2009, had approximately 600,000 shares available for future awards of stock-based compensation. No remaining shares were available for awards under the Company’s 1990, 1994, 1997 and 2001 plans. On April 27, 2006, the Company’s shareholders approved the 2006 Stock-Based Incentive Compensation Plan, which expires in April 2016 and provides an additional 7,500,000 shares for future awards. The 2004 and 2006 plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock and stock-appreciation rights and may be subject to the achievement of certain performance goals. Shares awarded are generally issued from the Company’s treasury shares.

Stock Options

Outstanding stock options have a contractual term of 10 years, are fixed-price and non-qualified, and vest either semi-annually or annually between 2 and 4 years from the date of grant.

Outstanding stock options were valued at their grant-date fair value using the Black-Scholes option pricing model. Valuations incorporate several variables, including expected term, volatility, a risk-free interest rate and employee termination behavior (“forfeiture rate”). The expected term (which is the timeframe under which an award is exercised after grant) is derived from historical data about participant exercise patterns. Volatility is the expected fluctuation of the Company’s stock price in the market and is derived from historical data about the Company’s stock price. The risk-free interest rate is the U.S. Treasury yield curve rate in effect at the date of the grant which has a contractual life similar to the option’s expected term. Employee termination behavior is based on historical data of the forfeiture of nonvested share-based awards through the termination of service by plan participants. Based on historical data, the Company estimates the forfeiture rate on nonvested awards to be 2.65% at January 1, 2006. The adjusted compensation expense is being recognized in the financial statements on a straight-line basis over the remaining vesting period of the outstanding nonvested stock options.

A summary of option activity during the three months ended March 31, 2006 follows:

	Shares	Weighted-Average Exercise Price

Beginning outstanding	12,137,048	$15.01
Exercised	(1,531,285)	6.06
Forfeited	(1,250)	8.60
Expired	(131,950)	35.22

Ending outstanding	10,472,563	$16.06

Options outstanding at March 31, 2006 had a weighted-average remaining contractual life of 5.4 years and an aggregate intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options as of March 31, 2006) of $74.

Crown Holdings, Inc.

As presented above no stock options were granted during the first quarter of 2006. The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $20. Cash received from exercise of these stock options was $9. Since the Company is in a loss position in the U.S. it does not currently expect to realize a tax benefit from these option exercises.

At March 31, 2006 there were 10,460,195 shares that were vested or expected to vest, with a weighted-average exercise price of $16.07, an aggregate intrinsic value of $74 and a weighted-average remaining contractual term of 5.4 years; and 9,159,563 shares exercisable, with a weighted-average exercise price of $17.10, an aggregate intrinsic value of $62 and a weighted-average remaining contractual term of 5.0 years. Also at March 31, 2006, there was $3 of unrecognized compensation expense related to outstanding nonvested stock options with a weighted-average recognition period of 4.3 months.

Restricted Stock

Restricted stock was issued in 2005 and 2006, under the 2004 stock-based incentive compensation plan, to certain senior executive officers and key employees and vests ratably over 3 years on the anniversary of the date of grant. The fair value for grants with no performance goal was based on the Company’s closing stock price at the grant date. No forfeiture rate was assigned to the grants due to their limited distribution. The 2006 grant included 145,144 shares that vest in February 2009 and contain a performance feature. The performance criterion applied to these shares is the median Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, of the Company during the term of the grant measured against a peer group of companies. The level of shares which vest in February 2009 is based on the level of performance achieved and ranges between 0% and 200% of the shares awarded. The performance awards are contingent upon the participant’s employment through the end of the three-year performance period and are settled in stock. The fair value of each performance share was calculated as $21.17 using a Monte Carlo valuation model. The variables used in this model included stock price volatility of 36.9%, an expected term of 3 years and a risk-free interest rate assumption of 4.7%, along with other factors associated with the relative performance of the Company’s stock price and shareholder returns when compared to the companies in the peer group.

A summary of the restricted stock transactions during the three months ended March 31, 2006 follows:

	Shares	Weighted-Average Grant Date Fair Value

Beginning outstanding	604,196	$13.05
Awarded	422,584	19.46
Released	(201,397)	13.05

Ending outstanding	825,383	$16.33

As of March 31, 2006 there was $13 of unrecognized compensation cost related to outstanding nonvested restricted stock awards. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The total fair value of shares that vested during the period ended March 31, 2006 was $3.

F.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the three month period ended March 31, 2006 were as follows:

	Americas	North America	Europe	Europe	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance at January 1, 2006	$420	$151	$673	$629	$140	$2,013
Foreign currency translation			11	15	1	27

Balance at March 31, 2006	$420	$151	$684	$644	$141	$2,040

Crown Holdings, Inc.

G.	Inventories

	March 31,	December 31,
	2006	2005

Finished goods	$412	$281
Work in process	122	101
Raw material and supplies	431	428

	$965	$810

H.	Debt

In 2005, the Company sold $500 of 7.625% senior notes due 2013 and $600 of 7.75% senior notes due 2015, and entered into an $800 first priority revolving credit facility due 2011 and a first priority term loan facility due 2012 comprised of $165 and €287 term loans. The revolving credit and term loan facilities are subject to a pricing grid and have initial pricing of 1.5% above LIBOR and EURIBOR, respectively.

During the first three months of 2005, the Company recognized foreign exchange losses of $30 for certain European subsidiaries that have unhedged currency exposure arising primarily from external and intercompany debt obligations.

I.	Derivative Financial Instruments

During the first quarter of 2006, the Company entered into three foreign currency forward contracts with a combined notional value of $150 Canadian dollars to sell Canadian dollars against the euro. Changes in the fair values of these contracts are reported currently in earnings as translation and exchange adjustments, and will offset a portion of the foreign currency gain or loss reported by Crown European Holdings on its $316 Canadian dollar intercompany receivable.

In November 2005, the Company entered into four cross-currency swaps with a combined notional value of $700 that are accounted for as cash-flow hedges. At March 31, 2006 the aggregate fair value of these hedges was a loss of $29 and was reported within other current liabilities and other non-current liabilities in the consolidated balance sheet.

J.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the three months ended March 31, 2006 and 2005, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2005	$14	$1	$15
Payments made	(3)		(3)

Balance as of March 31, 2005	$11	$1	$12

Balance as of January 1, 2006	$12	$1	$13
Provision	5	4	9

Balance as of March 31, 2006	$17	$5	$22

The charge of $9 in 2006 included $5 for severance costs in the Europe Food segment to close a plant, and $4 of corporate charges for the estimated settlement costs of a labor dispute related to prior restructurings.

Crown Holdings, Inc.

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

In June 2003, the State of Texas enacted legislation that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets. On October 31, 2003, Crown Cork received a favorable ruling on its motion for summary judgment in two asbestos-related cases pending against it in the district court of Harris County, Texas (in Re Asbestos-Litigation No. 90-23333, District Court, Harris County, Texas), which were appealed. On May 4, 2006, the Texas Fourteenth Court of Appeals upheld the favorable ruling in one of the two cases (Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas). The Appeals Court decision is subject to potential appeal by the plaintiff. In addition, a favorable ruling for summary judgment in an asbestos case pending against Crown Cork in the district court of Travis County, Texas (in Re Rosemarie Satterfield as Representative of the Estate of Jerrold Braley Deceased v. Crown Cork & Seal Company, Inc. District Court Travis County, 98th Judicial District Cause No. GN-203572) has been appealed. Although the Company believes that the rulings of the District Court and Appeals Court are correct, there can be no assurance that the legislation will be upheld by the Texas courts on appeal or in other cases that may challenge the legislation.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos-related cases against Crown Cork in Philadelphia and remanded the cases to the Philadelphia Court of Common Pleas (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Court ruled that the new statute, as applied, violated the Pennsylvania Constitution because it retroactively extinguished the plaintiffs’ pre-existing and accrued causes of action. The Company believes that the ruling by the court was limited only to cases which were pending at the time the legislation was enacted. In November 2004, the Commonwealth of Pennsylvania enacted legislation amending the 2001 successor liability statute providing that the 2001 statute applies only to asbestos-related claims with respect to which the two-year statute of limitations for asbestos-related claims began to run after the statute was enacted on December 17, 2001. On July 28, 2005, the Philadelphia Court of Common Pleas granted Crown Cork’s global motion for summary judgment to dismiss all pending asbestos-related cases filed in the court after December 17, 2003 (In re: Asbestos-Litigation October term 1986, No. 001). This decision remains subject to potential appeal by the plaintiffs. The Company cautions that the Company’s position regarding the limitation of the Pennsylvania Supreme Court ruling may not be upheld.

Crown Holdings, Inc.

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

During the three months ended March 31, 2006, Crown Cork received approximately 1,500 new claims, settled or dismissed approximately 400 claims for a total of $1 and had approximately 80,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of March 31, 2006, the Company’s accrual for pending and future asbestos-related claims was $211. The Company estimates that its probable and estimable liability for pending and future asbestos-related claims will range between $211 and $269. The accrual balance of $211 includes $129 for unasserted claims and $5 for committed settlements that will be paid over time.

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

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Texas, Florida, Mississippi, Ohio and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2014. The upper end of the Company’s estimated range of possible asbestos costs of $269 includes claims beyond that date.

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

In 2003, Crown Cork amended the retiree medical benefits that it had been providing to approximately 10,000 retirees pursuant to a series of collective bargaining agreements between Crown Cork and certain unions. The amendments increased maximum coverage, required additional retiree contributions for medical and prescription drug costs and reduced other coverage benefits. Crown Cork is a party to litigation initiated in June 2003 in which the USWA and IAM unions and retirees claim that the retiree medical benefits were vested and that the amendments breached the applicable collective bargaining agreements in violation of ERISA and the Labor Management Relations Act. Crown Cork and the USWA parties have submitted their dispute to binding arbitration in Pittsburgh, Pennsylvania and litigation involving Crown Cork and the IAM parties is pending in federal district court in Nebraska. The Company believes that it had the right to make such amendments and intends to contest the matter vigorously. However, the ultimate outcome of these cases is uncertain and if they are decided adversely, the Company could be required to restore all or a portion of the retiree medical benefits to their pre-amendment levels. Restoration of the retiree medical benefits to their pre-amendment levels would increase the accumulated postretirement obligation by approximately $56, the annual charge to income by approximately $9, and the annual payments to retirees by approximately $6 in the initial years after restoration.

Crown Holdings, Inc.

The Company is subject to various other lawsuits and claims with respect to labor, environmental, securities, vendor and other matters arising out of the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position or cash flow of the Company.

The Company has various commitments to purchase materials and supplies as part of the ordinary conduct of business. The Company’s basic raw materials for its products are tinplate and aluminum, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to certain customers to reflect these movements.

There can be no assurances, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for standby letters of credit and for purchases of capital assets.

At March 31, 2006, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At March 31, 2006, the Company also had guarantees of $36 related to the residual values of leased assets and recorded a liability of $8 related to these guarantees.

M.	Earnings Per Share

The following table summarizes the basic and diluted earnings/(loss) per share computations for the periods ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,

Earnings	2006	2005

Income/(loss) from continuing operations	$7	($18)

Weighted-average shares outstanding:
Basic	167.1	165.8
Add: dilutive stock options and restricted stock	4.5

Diluted	171.6	165.8

Basic and diluted earnings/(loss) per share - continuing operations	$0.04	($0.11)

The effect of 6.0 million shares of dilutive stock options in 2005 were excluded from the computation because of their anti-dilutive effect on the net loss.

Also excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 3.4 million shares for the three months ended March 31, 2006 and 3.7 million shares for the same period in 2005. These shares were excluded because the exercise prices of the then outstanding options were above the average market prices for the related periods.

Crown Holdings, Inc.

N.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs were as follows:

Pension Benefits	U.S. Plans		Non-U.S. Plans

Three Months ended March 31,	2006	2005	2006	2005

Service cost	$2	$2	$9	$9
Interest cost	19	20	36	43
Expected return on plan assets	(27)	(21)	(51)	(56)
Recognized prior service cost	1	1	(2)	(2)
Recognized net loss	15	16	9	13

Net periodic cost	$10	$18	$1	$7

Other Postretirement Benefits
	2006	2005

Service cost	$1	$1
Interest cost	9	10
Recognized prior service cost	(4)	(3)
Recognized net loss	4	4

Net periodic cost	$10	$12

O.	Segment Information

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

The Company evaluates performance and allocates resources based on segment income. Segment income, which is not a defined term under U.S. generally accepted accounting principles, is defined by the Company as net sales less cost of products sold, depreciation and amortization, and selling and administrative expenses. Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about operating segments for the three months ended March 31, 2006 and 2005:

2006	External sales	Segment income

Americas Beverage	$ 347	$ 25
North America Food	182	8
Europe Beverage	238	25
Europe Food	411	42
Europe Specialty Packaging	86	2

Total reportable segments	1,264	$102

Non-reportable segments	315

Total	$1,579

Crown Holdings, Inc.

2005	External sales	Segment income

Americas Beverage	$ 370	$ 37
North America Food	160	5
Europe Beverage	184	26
Europe Food	407	39
Europe Specialty Packaging	94	4

Total reportable segments	1,215	$111

Non-reportable segments	314

Total	$1,529

A reconciliation of segment income of reportable segments to consolidated income/(loss) from continuing operations before income taxes, minority interests and equity earnings for the three months ended March 31, 2006 and 2005 follows:

	2006	2005

Segment income of reportable segments	$102	$111
Segment income of non-reportable segments	30	30
Corporate and unallocated items	(31)	(43)
Provision for restructuring	(9)
Gain on sale of assets		5
Interest expense	(67)	(94)
Interest income	3	2
Translation and exchange adjustments		(30)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings	$ 28	($ 19)

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs. The decrease from 2005 to 2006 was primarily due to reduced pension costs in 2006.

Crown Holdings, Inc.

P.	Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2006 and 2005, and
• balance sheets as of March 31, 2006 and December 31, 2005

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,002	$577		$1,579

Cost of products sold, excluding depreciation
and amortization		($5)	866	479		1,340
Depreciation and amortization			36	19		55

Gross profit		5	100	79		184

Selling and administrative expense			61	22		83
Provision for restructuring			4	5		9
(Gain)/loss on sale of assets		(7)	7
Net interest expense		14	50			64
Technology royalty			(6)	6
Translation and exchange adjustments		2	(2)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(4)	(14)	46		28
Provision/(benefit) for income taxes			(4)	11		7
Equity earnings	$7	13	18		($38)

Income from continuing operations before
minority interests and equity earnings	7	9	8	35	(38)	21
Minority interests and equity earnings				(14)		(14)

Income from continuing operations	7	9	8	21	(38)	7

Discontinued operations
Income before income taxes			1	1		2
Provision for income taxes			2			2

Net income	$7	$9	$7	$22	($38)	$7

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,035	$494		$1,529

Cost of products sold, excluding depreciation
and amortization		($4)	884	406		1,286
Depreciation and amortization			41	20		61

Gross profit		4	110	68		182

Selling and administrative expense			65	19		84
Gain on sale of assets				(5)		(5)
Net interest expense		31	58	3		92
Technology royalty			(6)	6
Translation and exchange adjustments		9	10	11		30

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(36)	(17)	34		(19)
Provision/(benefit) for income taxes		1	(13)	7		(5)
Equity earnings/(loss)	($10)	42	(14)		($18)

Income/(loss) from continuing operations before
minority interests and equity earnings	(10)	5	(18)	27	(18)	(14)
Minority interests and equity earnings				(4)		(4)

Income/(loss) from continuing operations	(10)	5	(18)	23	(18)	(18)

Discontinued operations
Income before income taxes			13			13
Provision for income taxes			5			5

Net income/(loss)	($10)	$5	($10)	$23	($18)	($10)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$38	$255		$293
Receivables, net	$1	$62	169	582		814
Intercompany receivables		2	69	40	($111)
Inventories			532	433		965
Prepaid expenses and other current assets	1	4	73	7		85

Total current assets	2	68	881	1,317	(111)	2,157

Intercompany debt receivables	3	1,393	1,326	368	(3,090)
Investments in subsidiaries	(211)	2,945	(303)		(2,431)
Goodwill			1,446	594		2,040
Property, plant and equipment, net			933	675		1,608
Other non-current assets		11	1,008	61		1,080

Total	($206)	$4,417	$5,291	$3,015	($5,632)	$6,885

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$18	$2	$55		$75
Current maturities of long-term debt		3	110	27		140
Accounts payable and accrued liabilities	$7	11	1,054	643		1,715
Intercompany payables		3	37	71	($111)
Income taxes payable		3	12	41		56

Total current liabilities	7	38	1,215	837	(111)	1,986

Long-term debt, excluding current maturities		1,050	2,306	72		3,428
Long-term intercompany debt		2,146	712	232	(3,090)
Postretirement and pension liabilities		1	740	16		757
Other non-current liabilities		24	529	115		668
Minority interests				259		259
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(213)	1,158	(211)	1,484	(2,431)	(213)

Total	($206)	$4,417	$5,291	$3,015	($5,632)	$6,885

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($1)	($25)	($181)	$29		($178)

Cash flows from investing activities
Capital expenditures			(19)	(35)		(54)
Intercompany investing activities		(157)	162		($5)
Other, net				14		14

Net cash provided by/(used for) investing activities		(157)	143	(21)	(5)	(40)

Cash flows from financing activities
Proceeds from long–term debt				9		9
Payments of long–term debt				(4)		(4)
Net change in short-term debt		101	108	(1)		208
Net change in long-term intercompany balances		81	(99)	18
Dividends paid				(5)	5
Common stock issued	10					10
Common stock repurchased	(9)					(9)
Dividends paid to minority interests				(3)		(3)

Net cash provided by financing activities	1	182	9	14	5	211

Effect of exchange rate changes on cash and cash equivalents				6		6

Net change in cash and cash equivalents			(29)	28		(1)

Cash and cash equivalents at January 1			67	227		294

Cash and cash equivalents at March 31	$0	$0	$38	$255	$0	$293

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	($10)	($95)	($198)	$22		($281)

Cash flows from investing activities
Capital expenditures			(26)	(10)		(36)
Intercompany investing activities			11		($11)
Other, net			(5)			(5)

Net cash used for investing activities			(20)	(10)	(11)	(41)

Cash flows from financing activities
Proceeds from long-term debt				10		10
Payments of long-term debt				(1)		(1)
Net change in short-term debt			181	20		201
Net change in long-term intercompany balances	13	102	(66)	(49)
Dividends paid				(11)	11
Common stock issued	5					5
Common stock repurchased	(8)					(8)
Dividends paid to minority interests				(9)		(9)

Net cash provided by / (used for) financing activities	10	102	115	(40)	11	198

Effect of exchange rate changes on cash and cash equivalents			(2)	(5)		(7)

Net change in cash and cash equivalents		7	(105)	(33)		(131)

Cash and cash equivalents at January 1		1	168	302		471

Cash and cash equivalents at March 31	$0	$8	$63	$269	$0	$340

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2006 and 2005, and
• balance sheets as of March 31, 2006 and December 31, 2005

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,579		$1,579

Cost of products sold, excluding depreciation and amortization			1,340		1,340
Depreciation and amortization			55		55

Gross profit			184		184

Selling and administrative expense		$2	81		83
Provision for restructuring			9		9
Net interest expense		16	48		64

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(18)	46		28
Provision for income taxes			7		7
Equity earnings	$7	25		($32)

Income from continuing operations before minority interests and equity earnings	7	7	39	(32)	21
Minority interests and equity earnings			(14)		(14)

Income from continuing operations	7	7	25	(32)	7

Discontinued operations
Income before income taxes			2		2
Provision for income taxes			2		2

Net income	$7	$7	$25	($32)	$7

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,529		$1,529

Cost of products sold, excluding depreciation and amortization			1,286		1,286
Depreciation and amortization			61		61

Gross profit			182		182

Selling and administrative expense		$2	82		84
Gain on sale of assets			(5)		(5)
Net interest expense		81	11		92
Translation and exchange adjustments			30		30

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(83)	64		(19)
Provision/(benefit) for income taxes		(27)	22		(5)
Equity earnings/(loss)	($10)	43		($33)

Income/(loss) from continuing operations before minority interests and equity earnings	(10)	(13)	42	(33)	(14)
Minority interests and equity earnings		3	(7)		(4)

Income/(loss) from continuing operations	(10)	(10)	35	(33)	(18)

Discontinued operations
Income before income taxes			13		13
Provision for income taxes			5		5

Net income/(loss)	($10)	($10)	$43	($33)	($10)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$293		$293
Receivables, net	$1		813		814
Inventories			965		965
Prepaid expenses and current assets	1		84		85

Total current assets	2		2,155		2,157

Intercompany debt receivables	3		120	($123)
Investments	(211)	$852		(641)
Goodwill			2,040		2,040
Property, plant and equipment, net			1,608		1,608
Other non-current assets		8	1,072		1,080

Total	($206)	$860	$6,995	($764)	$6,885

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$1	$74		$75
Current maturities of long-term debt			140		140
Accounts payable and accrued liabilities	$7	49	1,659		1,715
Income taxes payable			56		56

Total current liabilities	7	50	1,929		1,986

Long-term debt, excluding current maturities		698	2,730		3,428
Long-term intercompany debt		123		($123)
Postretirement and pension liabilities			757		757
Other non-current liabilities		200	468		668
Minority interests			259		259
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(213)	(211)	852	(641)	(213)

Total	($206)	$860	$6,995	($764)	$6,885

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$294		$294
Receivables, net			686		686
Inventories			810		810
Prepaid expenses and current assets			55		55

Total current assets			1,845		1,845

Intercompany debt receivables	$3		117	($120)
Investments	(222)	$807		(585)
Goodwill			2,013		2,013
Property, plant and equipment, net			1,607		1,607
Other non-current assets		27	1,053		1,080

Total	($219)	$834	$6,635	($705)	$6,545

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$1	$71		$72
Current maturities of long-term debt			139		139
Accounts payable and accrued liabilities	$17	35	1,622		1,674
Income taxes payable			58		58

Total current liabilities	17	36	1,890		1,943

Long-term debt, excluding current maturities		698	2,494		3,192
Long-term intercompany debt		120		($120)
Postretirement and pension liabilities			745		745
Other non-current liabilities		202	453		655
Minority interests			246		246
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(236)	(222)	807	(585)	(236)

Total	($219)	$834	$6,635	($705)	$6,545

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities	($1)	($6)	($171)		($178)

Cash flows from investing activities
Capital expenditures			(54)		(54)
Intercompany investing activities		3		($3)
Other, net			14		14

Net cash provided by/(used for) investing activities		3	(40)	(3)	(40)

Cash flows from financing activities
Proceeds from long-term debt			9		9
Payments of long-term debt			(4)		(4)
Net change in short-term debt			208		208
Net change in long-term intercompany balances		3	(3)
Dividends paid			(3)	3
Common stock issued	10				10
Common stock repurchased	(9)				(9)
Dividends paid to minority interests			(3)		(3)

Net cash provided by financing activities	1	3	204	3	211

Effects of exchange rate changes on cash and cash equivalents			6		6

Net change in cash and cash equivalents			(1)		(1)

Cash and cash equivalents at January 1			294		294

Cash and cash equivalents at March 31	$0	$0	$293	$0	$293

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities	($10)	($47)	($224)		($281)

Cash flows from investing activities
Capital expenditures			(36)		(36)
Intercompany investing activities		2		($2)
Other, net			(5)		(5)

Net cash provided by / (used for) investing activities		2	(41)	(2)	(41)

Cash flows from financing activities
Proceeds from long-term debt			10		10
Payments of long-term debt			(1)		(1)
Net change in short-term debt			201		201
Net change in long-term intercompany balances	13	45	(58)
Dividends paid			(2)	2
Common stock issued	5				5
Common stock repurchased	(8)				(8)
Dividends paid to minority interests			(9)		(9)

Net cash provided by financing activities	10	45	141	2	198

Effects of exchange rate changes on cash and cash equivalents			(7)		(7)

Net change in cash and cash equivalents			(131)		(131)

Cash and cash equivalents at January 1			471		471

Cash and cash equivalents at March 31	$0	$0	$340	$0	$340

Crown Holdings, Inc.

In connection with the Company’s 2005 refinancing as discussed in Note H, Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, issued senior unsecured notes that are fully and unconditionally guaranteed by substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2006 and 2005, and
• balance sheets as of March 31, 2006 and December 31, 2005

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$498	$1,081		$1,579

Cost of products sold, excluding depreciation
and amortization			448	892		1,340
Depreciation and amortization			16	39		55

Gross profit			34	150		184

Selling and administrative expense		$2	29	52		83
Provision for restructuring			4	5		9
(Gain)/loss on sale of assets			(1)	1
Net interest expense		13	17	34		64
Technology royalty			(8)	8

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(15)	(7)	50		28
Provision/(benefit) for income taxes		(5)	2	10		7
Equity earnings	$7	13	17		($37)

Income from continuing operations before
minority interests and equity earnings	7	3	8	40	(37)	21
Minority interests and equity earnings				(14)		(14)

Income from continuing operations	7	3	8	26	(37)	7

Discontinued operations
Income before income taxes			1	1		2
Provision for income taxes			2			2

Net income	$7	$3	$7	$27	($37)	$7

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$430	$1,099		$1,529

Cost of products sold, excluding depreciation
and amortization			379	907		1,286
Depreciation and amortization			20	41		61

Gross profit			31	151		182

Selling and administrative expense		$4	24	56		84
Gain on sale of assets				(5)		(5)
Net interest expense		26	8	58		92
Technology royalty			(10)	10
Translation and exchange adjustments				30		30

Income / (loss) from continuing operations before
income taxes, minority interests and equity earnings		(30)	9	2		(19)
Provision/(benefit) for income taxes		(10)	10	(5)		(5)
Equity earnings/(loss)	($10)	71	(10)		($51)

Income/(loss) from continuing operations before
minority interests and equity earnings	(10)	51	(11)	7	(51)	(14)
Minority interests and equity earnings				(4)		(4)

Income/(loss) from continuing operations	(10)	51	(11)	3	(51)	(18)

Discontinued operations
Income before income taxes			2	11		13
Provision for income taxes			1	4		5

Net income/(loss)	($10)	$51	($10)	$10	($51)	($10)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$11	$3	$279		$293
Receivables, net	$1		24	789		814
Intercompany receivables			59	6	($65)
Inventories			193	772		965
Prepaid expenses and other current assets	1	3	6	75		85

Total current assets	2	14	285	1,921	(65)	2,157

Intercompany debt receivables	3	1,195	526	40	(1,764)
Investments	(211)	385	1,062		(1,236)
Goodwill			445	1,595		2,040
Property, plant and equipment, net		3	406	1,199		1,608
Other non-current assets		41	47	992		1,080

Total	($206)	$1,638	$2,771	$5,747	($3,065)	$6,885

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$75		$75
Current maturities of long-term debt			$2	138		140
Accounts payable and accrued liabilities	$7	$34	387	1,287		1,715
Intercompany payables			6	59	($65)
Income taxes payable			5	51		56

Total current liabilities	7	34	400	1,610	(65)	1,986

Long-term debt, excluding current maturities		1,575	696	1,157		3,428
Long-term intercompany debt		390	477	897	(1,764)
Postretirement and pension liabilities			582	175		757
Other non-current liabilities			231	437		668
Minority interests				259		259
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(213)	(361)	385	1,212	(1,236)	(213)

Total	($206)	$1,638	$2,771	$5,747	($3,065)	$6,885

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$18	$1	$275		$294
Receivables, net			10	676		686
Intercompany receivables			54		($54)
Inventories			156	654		810
Prepaid expenses and other current assets		1	1	53		55

Total current assets		19	222	1,658	(54)	1,845

Intercompany debt receivables	$3	1,096	458	62	(1,619)
Investments in subsidiaries	(222)	375	454		(607)
Goodwill			444	1,569		2,013
Property, plant and equipment, net		3	419	1,185		1,607
Other non-current assets		42	47	991		1,080

Total	($219)	$1,535	$2,044	$5,465	($2,280)	$6,545

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$72		$72
Current maturities of long-term debt			$2	137		139
Accounts payable and accrued liabilities	$17	$12	343	1,302		1,674
Intercompany payables				54	($54)
Income taxes payable			9	49		58

Total current liabilities	17	12	354	1,614	(54)	1,943

Long-term debt, excluding current maturities		1,475	697	1,020		3,192
Long-term intercompany debt		412	403	804	(1,619)
Postretirement and pension liabilities			574	171		745
Other non-current liabilities			238	417		655
Minority interests				246		246
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(236)	(364)	(222)	1,193	(607)	(236)

Total	($219)	$1,535	$2,044	$5,465	($2,280)	$6,545

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($1)	$10	($35)	($152)		($178)

Cash flows from investing activities
Capital expenditures			(8)	(46)		(54)
Intercompany investing activities		3	3		($6)
Other, net				14		14

Net cash provided by/(used for) investing activities		3	(5)	(32)	(6)	(40)

Cash flows from financing activities
Proceeds from long–term debt				9		9
Payments of long–term debt				(4)		(4)
Net change in short-term debt		100		108		208
Net change in long-term intercompany balances		(120)	42	78
Dividends paid				(6)	6
Common stock issued	10					10
Common stock repurchased	(9)					(9)
Dividends paid to minority interests				(3)		(3)

Net cash provided by/(used for) financing activities	1	(20)	42	182	6	211

Effect of exchange rate changes on cash and cash equivalents				6		6

Net change in cash and cash equivalents		(7)	2	4		(1)

Cash and cash equivalents at January 1		18	1	275		294

Cash and cash equivalents at March 31	$0	$11	$3	$279	$0	$293

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities	($10)	($19)	($88)	($164)		($281)

Cash flows from investing activities
Capital expenditures			(8)	(28)		(36)
Intercompany investing activities		6	2		($8)
Other, net				(5)		(5)

Net cash provided by/(used for) investing activities		6	(6)	(33)	(8)	(41)

Cash flows from financing activities
Proceeds from long-term debt				10		10
Payments of long-term debt				(1)		(1)
Net change in short-term debt		140		61		201
Net change in long-term intercompany balances	13	(122)	61	48
Dividends paid				(8)	8
Common stock issued	5					5
Common stock repurchased	(8)					(8)
Dividends paid to minority interests				(9)		(9)

Net cash provided by financing activities	10	18	61	101	8	198

Effect of exchange rate changes on cash and cash equivalents				(7)		(7)

Net change in cash and cash equivalents		5	(33)	(103)		(131)

Cash and cash equivalents at January 1		9	37	425		471

Cash and cash equivalents at March 31	$0	$14	$4	$322	$0	$340

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three months ended March 31, 2006 compared to the corresponding period in 2005 and the changes in financial condition and liquidity from December 31, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

As discussed in Note C to the consolidated financial statements, the Company completed the sale of its plastic closures business in October 2005. The results of operations for prior periods used in the following discussion have been recast to report the plastic closures business as a discontinued operation.

The Company’s principal areas of focus include improving segment income, reducing debt and reducing asbestos-related costs. See Note O to the consolidated financial statements for information regarding segment income.

Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. Key strategies for expanding revenue include targeting geographic markets with strong growth potential, such as the Middle East, Asia, Latin America and southern and central Europe, improving selling prices in certain product lines and developing innovative packaging products using proprietary technology. The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and benefit costs.

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company’s total debt of $3,643 at March 31, 2006 decreased $380 from $4,023 at March 31, 2005.

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $29 for the full year of 2005 and $3 for the first three months of 2006, and the Company expects to pay approximately $25 for the full year of 2006.

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

Net Sales

Net sales in the first quarter of 2006 were $1,579, an increase of $50 or 3.3% compared to net sales of $1,529 for the same period in 2005. Sales from U.S. operations accounted for 28.9% and 30.1% of consolidated net sales in the first quarters of 2006 and 2005, respectively. Sales of beverage cans and ends accounted for 41.8% and sales of food cans and ends accounted for 34.2% of consolidated net sales in the first quarter of 2006 compared to 40.6% and 33.6%, respectively, in 2005.

Net sales in the Americas Beverage segment decreased 6.2% from $370 in the first quarter of 2005 to $347 in 2006. The decrease in the first quarter of 2006 was primarily due to lower sales unit volumes.

Net sales in the North America Food segment increased 13.8% from $160 in the first quarter of 2005 to $182 in the same period in 2006, primarily due to sales unit volume increases.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net sales in the Europe Beverage segment increased 29.3% from $184 in the first quarter of 2005 to $238 in the same period in 2006, primarily due to $33 from the consolidation of certain Middle East operations, as discussed in Note D to the consolidated financial statements, and higher sales unit volumes. These increases were partially offset by reductions of $13 due to the impact of currency translation.

Net sales in the Europe Food segment increased 1.0% from $407 in the first quarter of 2005 to $411 in the same period in 2006, primarily due to higher sales unit volumes, partially offset by reductions of $31 due to the impact of currency translation.

Net sales in the Europe Specialty Packaging segment decreased 8.5% from $94 in the first quarter of 2005 to $86 in the same period in 2006, primarily due to the impact of currency translation.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,340 for the first quarter of 2006, an increase of $54 compared to $1,286 for the same period in 2005. The increase was primarily due to the impact of higher material costs for aluminum and steel, offset by a decrease of $45 due to the impact of currency translation.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 84.9% for the first quarter of 2006 compared to 84.1% for the same period in 2005.

As a result of steel and aluminum price increases, the Company has implemented significant price increases to many of its customers. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of price increases. In addition, if the Company is unable to purchase steel or aluminum for a significant period of time, the Company’s operations would be disrupted.

Depreciation and Amortization

Depreciation and amortization was $55 in the first quarter of 2006, a decrease of $6 or 9.8% from $61 in the prior year period. The decrease was primarily due to lower capital spending in recent years and $2 due to currency translation. The effect of currency translation was primarily due to the strengthening of the U.S. dollar against the euro and pound sterling.

Selling and Administrative Expense

Selling and administrative expense was $83 in the first quarter of 2006 compared to $84 for the same period in 2005. The decrease was primarily due to reduced incentive compensation costs, partially offset by increased stock-based compensation costs of $2. As a percentage of net sales, selling and administrative expense was 5.3% for the first quarter of 2006 compared to 5.5% for the same period in 2005.

Segment Income

Segment income in the Americas Beverage segment decreased $12 from $37 in the first quarter of 2005 to $25 in the first quarter of 2006, primarily due to increased costs for freight, coatings and utilities, and $5 from lower sales unit volumes.

Segment income in the North America Food segment increased $3 from $5 in the first quarter of 2005 to $8 in the first quarter of 2006, primarily due to increased sales unit volumes.

Segment income in the Europe Beverage segment decreased $1 or 3.8% from $26 in the first quarter of 2005 to $25 in the first quarter of 2006, primarily due to increased aluminum costs, partially offset by the consolidation of the Middle East operations.

Segment income in the Europe Food segment increased $3 from $39 in the first quarter of 2005 to $42 in the first quarter of 2006, primarily due to improved operating efficiencies.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Segment income in the Europe Specialty Packaging segment decreased $2 from $4 in the first quarter of 2005 to $2 in the first quarter of 2006, primarily due to higher steel costs.

Interest Expense

Interest expense decreased $27 from $94 in the first quarter of 2005 to $67 in the first quarter of 2006 primarily due to decreased borrowing rates from the Company’s refinancing in October 2005.

Translation and Exchange Adjustments

The results for the quarter ended March 31, 2005 included net foreign exchange losses of $30 for certain European subsidiaries that have unhedged currency exposure arising from external and intercompany debt obligations. These currency exposures may continue to result in future foreign exchange gains or losses. The Company may hedge or mitigate a portion of these exposures in the future through derivative instruments or intercompany loans. Further discussion of the potential impact on earnings from foreign currency exposure is provided in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Taxes on Income

The first quarter of 2006 included net tax charges of $7 on pre-tax income of $28. The difference of $3 between the pre-tax income at the U.S. statutory rate of 35% or $10, and the actual tax charge of $7 was primarily due to benefits of $7 from lower non-U.S. tax rates in certain jurisdictions, and $5 to reduce a provision for U.S. state tax contingencies due to the completion of an audit with a minor assessment. These benefits were partially offset by charges of $7 for valuation allowance adjustments, primarily due to losses in the U.S. and Canada, and $2 for withholding taxes.

The first quarter of 2005 included a tax benefit of $5 on pre-tax losses of $19. The difference of $2 between the pre-tax loss at the U.S. statutory rate of 35% or a benefit of $7, and the actual benefit of $5 was primarily due to (i) charges of $7 for valuation allowance adjustments, primarily due to U.S. losses, and $2 for withholding taxes, offset by (ii) benefits from lower tax rates in certain non-U.S. jurisdictions.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $10 in the first quarter of 2006 compared to the same period of 2005. The increase for the first quarter of 2006 was primarily due to the consolidation of the beverage can joint ventures in the Middle East, as discussed in Note D to the consolidated financial statements.

Liquidity and Capital Resources

Cash from Operations

Cash of $178 was used by operating activities in the first quarter of 2006 compared to $281 used by operations during the same period in 2005. The improvement of $103 in cash used by operating activities was primarily due to a reduction of $97 in net interest payments in the first quarter of 2006. This reduction was due to the refinancing in 2005 which lowered interest rates and changed the dates on which interest is paid.

Investing Activities

Investing activities used cash of $40 during the first quarter of 2006 compared to cash used of $41 in the prior year period. Primary investing activities were capital expenditures of $54 in the first quarter of 2006 and $36 in the same period of 2005. The increase in capital expenditures in the first quarter of 2006 was primarily due to expansion of the Middle East operations.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Financing Activities

Financing activities provided cash of $211 during the first quarter of 2006 compared to cash provided of $198 during the same period in 2005. The cash provided by financing activities in the first quarters of 2006 and 2005 was mainly from short-term borrowings and was used to fund the operating and investing activities. Dividends paid to minority interests decreased from $9 in 2005 to $3 in 2006 due to decreased payments from the Company’s South American joint venture beverage can operations.

During all of 2005, the Company repurchased 2,100,000 shares of common stock at a total cost of $38. The Company purchased 483,500 additional shares for $9 during January and February of 2006 and 500,000 shares for $8 during April of 2006, to reduce its remaining authorized repurchases to $145 as of April 30, 2006.

As of March 31, 2006, the Company had $270 of borrowing capacity available under its revolving credit facility, equal to the total facility of $800 less $457 of borrowings and $73 of outstanding standby letters of credit.

Further information relating to the Company’s liquidity and capital resources is set forth under Note H to the consolidated financial statements.

Contractual Obligations

There were no material changes during the first three months of 2006 to the contractual obligations provided within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note L, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first three months of 2006 other than as discussed below.

During the first quarter of 2006, the Company adopted FAS 123(R), “Share Based Payment,” as discussed in Note B to the consolidated financial statements. The Company is using the modified prospective transition method in which compensation expense for all nonvested stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period based on the estimated number of awards that are expected to vest. Similarly, compensation expense for all future awards will be recognized over the vesting period based on the grant-date fair value and the estimated number of awards that are expected to vest. Valuation of awards granted prior to the adoption of the standard were calculated using the Black-Scholes option pricing model.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Calculation of the estimated fair value of stock option awards requires the use of assumptions regarding a number of complex and subjective variables, including the expected term of the options, the annual risk-free interest rate over the options’ expected term, the expected annual dividend yield on the underlying stock over the options’ expected term, and the expected stock price volatility over the options’ expected term. The Company generally bases its assumptions of option term and expected price volatility on historical data, but also considers other factors such as vesting or expiration provisions in new awards that are inconsistent with past awards that would make the historical data unreliable as a basis for future assumptions. Estimates of the fair value of stock options are not intended to predict actual future events of the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under FAS 123(R). See Note E to the consolidated financial statements for additional disclosure of the Company’s assumptions related to stock-based compensation.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. FAS 156 is effective for the Company as of January 1, 2007. The Company is currently evaluating the effect that adoption of the standard will have but does not expect that it will have a material impact on its results of operations or financial position.

In February 2006, the FASB issued SFAS 155 (“FAS 155”), “Accounting for Certain Hybrid Financial Instruments.” FAS 155 amends the guidance in FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The standard allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for the Company for all financial instruments acquired or issued after January 1, 2007. The Company is currently evaluating the guidelines in this standard but does not expect that adoption of the standard will have a material effect on its results of operations or financial position.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note K, commitments and contingencies in Note L and pension and other postretirement benefits in Note N to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time, make oral or written statements which are also “forward-looking statements.”

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

Crown Holdings, Inc.

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 within Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has significant foreign currency exposure in Europe which may result in future material foreign exchange adjustments to earnings. As of March 31, 2006, the Company had approximately $119 of net U.S. dollar-denominated liability exposure in its European subsidiaries, primarily in a subsidiary with a pound sterling functional currency. In addition, a euro functional currency subsidiary had a Canadian dollar asset exposure of approximately $316 Canadian dollars from an intercompany loan. As discussed in Note I to the consolidated financial statements, during the first quarter of 2006 the Company entered into foreign currency forward contracts with a combined notional value of $150 Canadian dollars to sell Canadian dollars against the euro. Based on the exposures at March 31, 2006, a one percentage change in the functional currencies against the exposure would result in an exchange gain or loss of approximately $3 before tax.

As of March 31, 2006, the Company had approximately $1.1 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 before tax.

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

There has been no change in internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company’s potential asbestos-related liabilities and other litigation, see Note K entitled “Asbestos-Related Liabilities” and Note L entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The following additional risk factor has been identified during the first quarter of 2006.

The Company’s shareholders’ deficit could increase if a proposed Statement of Financial Accounting Standards is adopted.

On March 31, 2006, the Financial Accounting Standards Board issued a proposed Statement of Financial Accounting Standards, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” The proposed statement, if finalized in its current form, would be effective for the Company as of December 31, 2006, and would require the Company, among other things, to recognize in its balance sheet the funded status of its pension and other postretirement plans. Full recognition of the funded status, using the discount rates, assumptions, and other information as disclosed in Note W to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005, would increase the Company’s shareholders’ deficit by approximately $700. The adjustments to shareholders deficit, if any, will depend on many factors, including but not limited to whether the proposed statement is finalized, and in what form; the discount rates used to record the adjustment; and amendments, if any, made to the Company’s pension and other postretirement plans prior to the adoption of a final standard.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about Crown Holdings, Inc.’s purchase of equity securities during the quarter ended March 31, 2006.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program (millions of dollars)

January	233,500	$19.60	233,500	$157.1
February	250,000	17.52	250,000	152.7

	483,500	18.52	483,500	152.7

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s Board of Directors has authorized the repurchase of up to $200, of which $145 remained as of April 30, 2006, of the Company’s outstanding stock from time to time through December 31, 2007, in the open market or through privately negotiated transactions subject to the terms of the Company’s debt agreements, market conditions and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion. The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder and for other general corporate purposes.

Crown Holdings, Inc.

Item 4.	Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on April 27, 2006. The matters voted upon and the results thereof are as follows:

(1)	Election of the Board of Directors	- - - - VOTES - - - -

		For	Withheld

	Jenne K. Britell	140,508,997	4,222,211
	John W. Conway	140,303,753	4,427,455
	Arnold W. Donald	133,709,220	11,021,988
	Marie L. Garibaldi	141,827,887	2,903,321
	William G. Little	141,939,795	2,791,412
	Hans L. Löliger	136,164,224	8,566,984
	Thomas A. Ralph	132,609,436	12,121,772
	Hugues du Rouret	141,915,771	2,815,437
	Alan W. Rutherford	137,680,526	7,050,682
	Harold A. Sorgenti	135,923,445	8,807,763
	Jim L. Turner	136,924,476	7,806,732
	William S. Urkiel	141,924,338	2,806,870

(2)	Resolution for the ratification of the appointment of independent public accounting firm for the fiscal year ending December 31, 2006:

For	Withheld	Abstain
138,516,531	4,115,471	2,099,204

(3)	Resolution for the adoption of the Company’s 2006 Stock-Based Incentive Compensation Plan:

For	Withheld	Abstain
97,622,559	22,815,939	292,450

Item 5.	Other Information

None.

Item 6.	Exhibits

10.	Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 24, 2006 (File No. 0-50189)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  May 5, 2006