Form 10-Q
period 2006-06-30
CROWN HOLDINGS INC
filed 2006-08-08
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
   Yes   __   No  X

There were 167,889,098 shares of Common Stock outstanding as of July 31, 2006.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

	Three months ended June 30

	2006	2005

Net sales	$1,805	$1,783

Cost of products sold, excluding depreciation and amortization	1,500	1,464
Depreciation and amortization	58	62

Gross profit	247	257

Selling and administrative expense	75	88
Gain on sale of assets		(17)
Provision for restructuring	5
Loss from early extinguishments of debt		2
Interest expense	70	95
Interest income	(3)	(2)
Translation and exchange adjustments	(8)	65

Income from continuing operations before income taxes, minority interests and equity earnings	108	26
Provision for income taxes	19	3
Minority interests and equity earnings	(15)	(7)

Income from continuing operations	74	16

Income/(loss) from discontinued operations	(24)	12

Net income	$50	$28

Basic earnings/(loss) per average common share:
Continuing operations	$0.44	$0.10
Discontinued operations	(0.14)	0.07

Net income	$0.30	$0.17

Diluted earnings/(loss) per average common share:
Continuing operations	$0.43	$0.09
Discontinued operations	(0.14)	0.07

Net income	$0.29	$0.16

Weighted-average common shares outstanding:
Basic	167,085,962	165,694,221
Diluted	170,917,175	171,526,145

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

	Six months ended June 30

	2006	2005

Net sales	$3,353	$3,273

Cost of products sold, excluding depreciation and amortization	2,810	2,714
Depreciation and amortization	112	121

Gross profit	431	438

Selling and administrative expense	156	170
Gain on sale of assets	(1)	(22)
Provision for restructuring	14
Loss from early extinguishments of debt		2
Interest expense	137	189
Interest income	(6)	(4)
Translation and exchange adjustments	(8)	95

Income from continuing operations before income taxes, minority interests and equity earnings	139	8
Provision/(benefit) for income taxes	26	(2)
Minority interests and equity earnings	(29)	(11)

Income/(loss) from continuing operations	84	(1)

Income/(loss) from discontinued operations	(27)	19

Net income	$57	$18

Basic earnings per average common share:
Continuing operations	$0.50	($0.01)
Discontinued operations	(0.16)	0.12

Net income	$0.34	$0.11

Diluted earnings per average common share:
Continuing operations	$0.49	($0.01)
Discontinued operations	(0.16)	0.11

Net income	$0.33	$0.10

Weighted-average common shares outstanding:
Basic	167,080,828	165,756,374
Diluted	171,278,893	171,694,310

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2006	December 31, 2005

Assets
Current assets
Cash and cash equivalents	$308	$294
Receivables, net	929	686
Inventories	1,008	810
Prepaid expenses and other current assets	102	55

Total current assets	2,347	1,845

Goodwill	2,125	2,013
Property, plant and equipment, net	1,622	1,607
Pension assets	1,002	871
Other non-current assets	191	209

Total	$7,287	$6,545

Liabilities and shareholders’ deficit
Current liabilities
Short-term debt	$86	$72
Current maturities of long-term debt	141	139
Accounts payable and accrued liabilities	1,888	1,674
Income taxes payable	58	58

Total current liabilities	2,173	1,943

Long-term debt, excluding current maturities	3,483	3,192
Postretirement and pension liabilities	769	745
Other non-current liabilities	718	655
Minority interests	268	246
Commitments and contingent liabilities (Note L)
Shareholders’ deficit	(124)	(236)

Total	$7,287	$6,545

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Six months ended June 30	2006	2005

Net cash used for operating activities	($109)	($53)

Cash flows from investing activities
Capital expenditures	(101)	(71)
Proceeds from sale of property, plant and equipment	1	22
Other, net	15	(7)

Net cash used for investing activities	(85)	(56)

Cash flows from financing activities
Proceeds from long-term debt	17	10
Payments of long-term debt	(7)	(72)
Net change in revolving credit facility and short-term debt	203	17
Common stock repurchased	(17)	(14)
Common stock issued	11	6
Dividends paid to minority interests	(12)	(28)

Net cash provided by/(used for) financing activities	195	(81)

Effect of exchange rate changes on cash and cash equivalents	13	(16)

Net change in cash and cash equivalents	14	(206)

Cash and cash equivalents at January 1	294	471

Cash and cash equivalents at June 30	$308	$265

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY / (DEFICIT)
AND COMPREHENSIVE INCOME / (LOSS)
(In millions)
(Unaudited)

	Comprehensive Income		|	Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year–To–Date	|	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2006			|	$929	$1,674	($1,526)	($94)	($1,219)	($236)
Net income	$ 50	$ 57	|			57			57
Translation adjustments	50	60	|					60	60
Derivatives qualifying as hedges	(7)	(5)	|					(5)	(5)
			|
Comprehensive income	$ 93	$112	|
			|
Restricted stock released			|		(2)		2
Stock-based compensation			|		6				6
Stock repurchased			|		(12)		(5)		(17)
Common stock issued — benefit plans			|		2		9		11

Balance at June 30, 2006			|	$929	$1,668	($1,469)	($88)	($1,164)	($124)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of June 30, 2006 and the results of its operations and cash flows for the three and six month periods ended June 30, 2006 and 2005. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

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

B.	Recent Accounting and Reporting Pronouncements

Effective January 1, 2006, the Company adopted the following accounting and reporting standards:

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the estimated grant-date fair value of the awards that are expected to vest. Adoption of the standard resulted in a charge to income from continuing operations and net income of $1 ($1 net of tax, or $.01 per share) and $3 ($3 net of tax, or $.02 per share) in the three and six months ended June 30, 2006, respectively, and had no effect on the statement of cash flows. See Note E for additional disclosures required by the new standard.

SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle capacity expense, freight, handling costs and material spoilage should be expensed as incurred and not included in overhead. The Company prospectively adopted this standard and its adoption had no impact on the Company’s results of operations or financial position in the first six months of 2006.

SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. The Company prospectively adopted this standard and its adoption had no impact on the Company’s results of operations or financial position in the first six months of 2006.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB Statement No. 3,” which requires retrospective application, with minor exceptions, to prior periods’ financial statements for changes in accounting principle. The statement applies primarily to voluntary changes in accounting principle. The Company prospectively adopted this standard and its adoption had no impact on the Company’s results of operations or financial position in the first six months of 2006.

C.	Discontinued Operations

During the second quarter of 2006, the Company completed the sale of two plastics operations in Europe, and has committed to a plan to sell its four remaining European plastics operations. These six operations primarily make plastic bottles as well as products for cosmetics and beauty care companies. In October 2005, the Company completed the sale of its plastic closures business which makes closures for beverage, food and other consumer products. The European plastics operations and the plastic closures business were previously included in non-reportable segments in the Company’s segment reporting and had combined net sales of $698 for the year ended December 31, 2005, which included only nine months for the plastic closures business.

Crown Holdings, Inc.

The results of operations for the European plastics operations for the second quarter of 2006 are reported within discontinued operations in the accompanying statements of operations, and the results of operations for prior periods have been recast to report the European plastics operations and the plastic closures business within discontinued operations. The segment results in Note O and the Condensed Combining Statements of Operations in Note P also reflect the reclassification of the divested businesses to discontinued operations. The 2005 Consolidated Statements of Cash Flows, including those in Note P, were not recast to separately report the cash flows of the discontinued operations. Interest expense was not allocated to the plastic closures business and, therefore, all of the Company’s interest expense was included within continuing operations.

The components of income/(loss) from discontinued operations are presented below.

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Income/(loss) before tax	($5)	$17	($8)	$29
Income tax on operations		(5)		(10)
Loss on disposal	(20)		(18)
Tax on disposal	1		(1)

	($24)	$12	($27)	$19

The following assets and liabilities of the four remaining European plastic operations as of June 30, 2006 were reported in the accompanying balance sheet under the captions “prepaid expenses and other current assets” and “accounts payable and accrued liabilities,” respectively. The balances were not separately reported as “assets held for sale” and “liabilities held for sale” due to the immaterial amounts involved.

	Assets		Liabilities

Receivables, net	$2	Accounts payable and
Inventories	8	accrued liabilities	$4
Property, plant and equipment, net	6	Pension liabilities	2
Other assets	2	Other liabilities	3

	$18		$9

D.	Change in Consolidation

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

The change in accounting had no effect on the Company’s net income or earnings per share. The Company’s proforma net sales for the three and six months ended June 30, 2005 are presented below, as if the Middle East operations had been consolidated as of January 1, 2005.

	Three Months Ended	Six Months Ended
Net sales	June 30, 2005	June 30, 2005

As reported	$1,783	$3,273

Proforma	1,827	3,350

Crown Holdings, Inc.

E.	Stock-Based Compensation

On January 1, 2006 the Company adopted FAS 123(R), as discussed in Note B. The Company is using the modified prospective transition method, under which its consolidated financial statements as of and for the three and six months ended June 30, 2006, reflect the impact of FAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of this standard. The following table reflects the proforma impact of the new standard on 2005 earnings as if the Company had applied the fair value recognition provisions of FAS 123(R) as of January 1, 2005.

	Three Months Ended	Six Months Ended

	June 30, 2005

Net income, as reported	$28	$18
Add: stock-based compensation expense included in net income as reported, net of related tax effects		1
Deduct: proforma stock-based compensation expense, net of tax	(3)	(7)

Proforma net income	$25	$12

Earnings per share:
Basic - as reported	$0.17	$0.11

- proforma	$0.15	$0.07

Diluted - as reported	$0.16	$0.10

- proforma	$0.15	$0.07

Stock-based compensation was reported within Selling and Administrative expense in the Consolidated Statements of Operations.

Stock-Based Compensation Plans

At June 30, 2006 the Company’s 2006 and 2004 Stock-Based Incentive Compensation Plans, which expire in April 2016 and 2009, respectively, had approximately 8.1 million shares available for future awards of stock-based compensation. No remaining shares were available for awards under the Company’s 1990, 1994, 1997 and 2001 plans. On April 27, 2006, the Company’s shareholders approved the 2006 Stock-Based Incentive Compensation Plan. The 2006 and 2004 plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock and stock-appreciation rights and may be subject to the achievement of certain performance goals. Shares awarded are generally issued from the Company’s treasury shares.

Stock Options

Outstanding stock options have a contractual term of ten years, are fixed-price and non-qualified, and vest either semi-annually or annually between two and four years from the date of grant.

Outstanding stock options were valued at their grant-date fair value using the Black-Scholes option pricing model. Valuations incorporate several variables, including expected term, volatility, a risk-free interest rate and employee termination behavior (“forfeiture rate”). The expected term (which is the timeframe under which an award is exercised after grant) is derived from historical data about participant exercise patterns. Volatility is the expected fluctuation of the Company’s stock price in the market and is derived from historical data about the Company’s stock price. The risk-free interest rate is the U.S. Treasury yield curve rate in effect at the date of the grant which has a contractual life similar to the option’s expected term. Employee termination behavior is based on historical data of the forfeiture of nonvested share-based awards through the termination of service by plan participants. Based on historical data, the Company estimates the forfeiture rate on nonvested awards to be 2.65% at January 1, 2006. Compensation expense is recognized in the financial statements on a straight-line basis over the remaining vesting period of the outstanding nonvested stock options.

Crown Holdings, Inc.

A summary of option activity during the six months ended June 30, 2006 follows:

	Shares	Weighted-Average Exercise Price

Beginning outstanding	12,137,048	$15.01
Exercised	(1,707,024)	6.22
Forfeited	(7,000)	11.20
Expired	(1,159,550)	42.73

Ending outstanding	9,263,474	13.16

Options outstanding at June 30, 2006 had a weighted-average remaining contractual life of 5.7 years and an aggregate intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options as of June 30, 2006) of $57.

As presented above no stock options were granted during the first six months of 2006. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $21 and cash received from exercise of these stock options was $11. Since the Company is in a loss position in the U.S. it does not currently expect to realize a tax benefit from these option exercises.

At June 30, 2006 there were 9,256,053 shares that were vested or expected to vest, with a weighted-average exercise price of $13.17, an aggregate intrinsic value of $57 and a weighted-average remaining contractual term of 5.7 years; and 8,885,724 shares exercisable, with a weighted-average exercise price of $13.32, an aggregate intrinsic value of $55 and a weighted-average remaining contractual term of 5.6 years. Also at June 30, 2006, there was $2 of unrecognized compensation expense related to outstanding nonvested stock options with a weighted-average recognition period of nine months.

Restricted Stock

Restricted stock was issued in 2005 and 2006, under the 2004 stock-based incentive compensation plan, to certain senior executive officers and vests ratably over three years on the anniversary of the date of grant. The fair value for grants with no performance goal was based on the Company’s closing stock price at the grant date. The 2006 grant included 145,144 shares that vest in February 2009 and contain a performance feature. The performance criterion applied to these shares is the median Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, of the Company during the term of the grant measured against a peer group of companies. The level of shares which vest in February 2009 is based on the level of performance achieved and ranges between 0% and 200% of the shares awarded. The performance awards are contingent upon the participant’s employment through the end of the three-year performance period and are settled in stock. The 2005 and 2006 awards permit the accelerated vesting of nonvested shares, excluding nonvested performance shares, upon termination of a participant due to retirement, disability or death. The fair value of each performance share was calculated as $21.17 using a Monte Carlo valuation model. The variables used in this model included stock price volatility of 36.9%, an expected term of 3 years and a risk-free interest rate assumption of 4.7%, along with other factors associated with the relative performance of the Company’s stock price and shareholder returns when compared to the companies in the peer group.

A summary of restricted stock transactions during the six months ended June 30, 2006 follows:

	Shares	Weighted-Average Grant Date Fair Value

Beginning outstanding	604,196	$13.05
Awarded	422,584	19.46
Released	(201,397)	13.05

Ending outstanding	825,383	16.33

Crown Holdings, Inc.

As of June 30, 2006 there was $11 of unrecognized compensation cost related to outstanding nonvested restricted stock awards. This cost is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. The total fair value of shares that vested during the six months ended June 30, 2006 was $3.

F.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2006 were as follows:

	Americas	North America	Europe	Europe	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance as of January 1, 2006	$420	$151	$673	$629	$140	$2,013
Foreign currency translation	2	3	46	50	11	112

Balance as of June 30, 2006	$422	$154	$719	$679	$151	$2,125

G.	Inventories

	June 30,	December 31,
	2006	2005

Finished goods	$411	$281
Work in process	131	101
Raw material and supplies	466	428

	$1,008	$810

H.	Debt and Liquidity

In 2005, the Company sold $500 of 7.625% senior notes due 2013 and $600 of 7.75% senior notes due 2015, and entered into an $800 first priority revolving credit facility due 2011 and a first priority term loan facility due 2012 comprised of $165 and €287 term loans. In August 2006, the Company entered into an additional $200 first priority term loan facility due 2012. The revolving credit and term loan facilities are subject to a pricing grid and have pricing of 1.75% above LIBOR and EURIBOR.

During the first six months of 2006 and 2005, the Company recognized foreign exchange gains of $8 and losses of $95 for certain European subsidiaries that have unhedged currency exposure arising primarily from external and intercompany debt obligations.

I.	Derivative Financial Instruments

During the second quarter of 2006, the Company entered into a foreign currency forward contract with a notional value of $107 to buy U.S. dollars against pound sterling. The contract is accounted for as a fair value hedge of U.S. dollar debt of a U.K. subsidiary that is due December 2006. At June 30, 2006 the aggregate fair value of this derivative instrument was a gain of $3 and was reported within other current assets in the consolidated balance sheet.

During the first quarter of 2006, the Company entered into three foreign currency forward contracts with a combined notional value of $150 Canadian dollars to sell Canadian dollars against euro. Changes in the fair values of these contracts are reported currently in earnings as translation and exchange adjustments, and will offset a portion of the foreign currency gain or loss reported by Crown European Holdings on its $316 Canadian dollar intercompany receivable.

In November 2005, the Company entered into four cross-currency swaps with a combined notional value of $700 that are accounted for as cash-flow hedges. At June 30, 2006 the aggregate fair value of these derivatives was a loss of $72 and was reported within other current liabilities and other non-current liabilities in the consolidated balance sheet.

Crown Holdings, Inc.

J.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the six months ended June 30, 2006 and 2005, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2005	$14	$ 1	$15
Payments	(10)		(10)
Foreign currency translation	(1)		(1)

Balance as of June 30, 2005	$ 3	$ 1	$ 4

Balance as of January 1, 2006	$12	$ 1	$13
Provision	9	5	14
Payments	(3)	(1)	(4)
Foreign currency translation	1		1

Balance as of June 30, 2006	$19	$ 5	$24

The charge of $14 in 2006 included $5 for severance costs in the Europe Food segment to close a plant, $4 of corporate charges for the estimated settlement costs of a labor dispute related to prior restructurings, $3 for severance costs in the Europe Specialty Packaging segment to reduce headcount, and $1 each in South America and Asia for severance related to plant consolidations.

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

In May 2006, May 2005, January 2005 and April 2004, the States of South Carolina, Florida, Ohio and Mississippi, respectively, enacted legislation that limits the asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new legislation, which applies to future and, with the exception of South Carolina, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

During the six months ended June 30, 2006, Crown Cork received approximately 3,000 new claims, settled or dismissed approximately 3,000 claims for a total of $4 and had approximately 79,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of June 30, 2006, the Company’s accrual for pending and future asbestos-related claims was $206. The Company estimates that its probable and estimable liability for pending and future asbestos-related claims will range between $206 and $264. The accrual balance of $206 includes $127 for unasserted claims and $5 for committed settlements that will be paid over time.

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

Crown Holdings, Inc.

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Texas, South Carolina, Florida, Mississippi, Ohio and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2014. The upper end of the Company’s estimated range of possible asbestos costs of $264 includes claims beyond that date.

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

At June 30, 2006, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At June 30, 2006, the Company also had guarantees of $36 related to the residual values of leased assets and recorded a liability of $8 related to these guarantees.

Crown Holdings, Inc.

M.	Earnings Per Share

The following table summarizes the basic and diluted earnings/(loss) per share computations for the periods ended June 30, 2006 and 2005, respectively:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006		2005

Earnings:
Income/(loss) from continuing operations	$ 74	$ 16	$ 84	(	$ 1)

Weighted-average common shares outstanding:
Basic	167.1	165.7	167.1		165.8
Add: dilutive stock options and restricted stock	3.8	5.8	4.2		5.9

Diluted	170.9	171.5	171.3		171.7

Basic earnings per share - continuing operations	$ 0.44	$ 0.10	$ 0.50	(	$ 0.01)

Diluted earnings per share - continuing operations	$ 0.43	$ 0.09	$ 0.49	(	$ 0.01)

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 2.5 million and 2.9 million shares for the three and six month periods ended June 30, 2006, and 3.6 million shares for the three and six months ended June 30, 2005. These shares were excluded because the exercise prices of the then outstanding options were above the average market prices for the related periods

N.	Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	June 30		June 30

Pension Benefits - U.S. Plans	2006	2005	2006	2005

Service cost	$3	$3	$5	$5
Interest cost	20	19	39	39
Expected return on plan assets	(27)	(21)	(54)	(42)
Recognized prior service cost			1	1
Recognized net loss	14	16	29	32

Net periodic benefit cost	$10	$17	$20	$35

	Three Months Ended		Six Months Ended
	June 30		June 30

Pension Benefits - Non-U.S. Plans	2006	2005	2006	2005

Service cost	$9	$10	$18	$19
Interest cost	38	42	74	85
Expected return on plan assets	(54)	(56)	(105)	(112)
Recognized prior service cost	(1)	(2)	(3)	(4)
Recognized net loss	9	14	18	27

Net periodic benefit cost	$1	$8	$2	$15

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30		June 30

Other Postretirement Benefits	2006	2005	2006	2005

Service cost	$1	$1	$2	$2
Interest cost	9	9	18	19
Recognized prior service cost	(4)	(3)	(8)	(6)
Recognized net loss	5	4	9	8

Net periodic benefit cost	$11	$11	$21	$23

O.	Segment Information

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

The tables below present information about operating segments for the three and six months ended June 30, 2006 and 2005:

	External Sales		External Sales

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

Americas Beverage	$426	$463	$773	$833
North America Food	198	199	380	359
Europe Beverage	339	265	577	449
Europe Food	450	465	861	872
Europe Specialty Packaging	106	105	192	199

Total reportable segments	1,519	1,497	2,783	2,712
Non-reportable segments	286	286	570	561

Total	$1,805	$1,783	$3,353	$3,273

	Segment Income		Segment Income

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

Americas Beverage	$41	$55	$66	$92
North America Food	18	14	26	19
Europe Beverage	39	41	64	67
Europe Food	49	59	91	98
Europe Specialty Packaging	12	8	14	12

Total reportable segments	$159	$177	$261	$288

Crown Holdings, Inc.

The following table reconciles the Company’s segment income of reportable segments to consolidated income from continuing operations before income taxes, minority interests and equity earnings:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

Segment income of reportable segments	$159	$177	$261	$288
Segment income of non-reportable segments	32	32	64	63
Corporate and unallocated items	(19)	(40)	(50)	(83)
Provision for restructuring	(5)		(14)
Loss from early extinguishments of debt		(2)		(2)
Gain on sale of assets		17	1	22
Interest expense	(70)	(95)	(137)	(189)
Interest income	3	2	6	4
Translation and exchange adjustments	8	(65)	8	(95)

Income from continuing operations before income taxes, minority interests and equity earnings	$108	$26	$139	$8

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs. The decrease from 2005 to 2006 was primarily due to reduced pension and incentive compensation costs in 2006.

Crown Holdings, Inc.

P.	Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The following condensed combining financial statements:

• statements of operations for the three and six months ended June 30, 2006 and 2005,

• balance sheets as of June 30, 2006 and December 31, 2005, and

• statements of cash flows for the six months ended June 30, 2006 and 2005 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,115	$690		$1,805

Cost of products sold, excluding depreciation
and amortization		($6)	935	571		1,500
Depreciation and amortization			37	21		58

Gross profit		6	143	98		247

Selling and administrative expense			59	16		75
Provision for restructuring			3	2		5
Net interest expense		18	48	1		67
Technology royalty			(8)	8
Translation and exchange adjustments		1	(10)	1		(8)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(13)	51	70		108
Provision for income taxes			8	11		19
Equity earnings	$50	61	25		($136)

Income from continuing operations before
minority interests and equity earnings	50	48	68	59	(136)	89
Minority interests and equity earnings				(15)		(15)

Income from continuing operations	50	48	68	44	(136)	74

Discontinued operations
Loss before income taxes		(1)	(20)	(4)		(25)
Provision/(benefit) for income taxes			(2)	1		(1)

Net income	$50	$47	$50	$39	($136)	$50

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,182	$601		$1,783

Cost of products sold, excluding depreciation
and amortization		($6)	997	473		1,464
Depreciation and amortization			42	20		62

Gross profit		6	143	108		257

Selling and administrative expense			67	21		88
Gain on sale of assets			(10)	(7)		(17)
Loss from early extinguishments of debt			2			2
Net interest expense		30	62	1		93
Technology royalty			(9)	9
Translation and exchange adjustments		17	30	18		65

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(41)	1	66		26
Provision/(benefit) for income taxes		(1)	(20)	24		3
Equity earnings/(loss)	$28	63	(5)		($86)

Income from continuing operations before
minority interests and equity earnings	28	23	16	42	(86)	23
Minority interests and equity earnings				(7)		(7)

Income from continuing operations	28	23	16	35	(86)	16

Discontinued operations
Income/(loss) before income taxes			19	(1)		18
Provision/(benefit) for income taxes			7	(1)		6

Net income	$28	$23	$28	$35	($86)	$28

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$2,093	$1,260		$3,353

Cost of products sold, excluding depreciation
and amortization		($11)	1,777	1,044		2,810
Depreciation and amortization			72	40		112

Gross profit		11	244	176		431

Selling and administrative expense			119	37		156
(Gain)/loss on sale of assets		(7)	6			(1)
Provision for restructuring			7	7		14
Net interest expense		32	98	1		131
Technology royalty			(14)	14
Translation and exchange adjustments		3	(12)	1		(8)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(17)	40	116		139
Provision for income taxes			4	22		26
Equity earnings	$57	74	46		($177)

Income from continuing operations before
minority interests and equity earnings	57	57	82	94	(177)	113
Minority interests and equity earnings				(29)		(29)

Income from continuing operations	57	57	82	65	(177)	84

Discontinued operations
Loss before income taxes			(24)	(2)		(26)
Provision for income taxes			1			1

Net income	$57	$57	$57	$63	($177)	$57

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$2,190	$1,083		$3,273

Cost of products sold, excluding depreciation
and amortization		($10)	1,853	871		2,714
Depreciation and amortization			82	39		121

Gross profit		10	255	173		438

Selling and administrative expense			131	39		170
Gain on sale of assets			(10)	(12)		(22)
Loss from early extinguishments of debt			2			2
Net interest expense		61	120	4		185
Technology royalty			(15)	15
Translation and exchange adjustments		26	40	29		95

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(77)	(13)	98		8
Provision/(benefit) for income taxes			(32)	30		(2)
Equity earnings/(loss)	$18	105	(19)		($104)

Income from continuing operations before
minority interests and equity earnings	18	28		68	(104)	10
Minority interests and equity earnings				(11)		(11)

Income/(loss) from continuing operations	18	28	0	57	(104)	(1)

Discontinued operations
Income before income taxes			29	1		30
Provision for income taxes			11			11

Net income	$18	$28	$18	$58	($104)	$18

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$48	$260		$308
Receivables, net		$83	159	687		929
Intercompany receivables		1	74	40	($115)
Inventories			542	466		1,008
Prepaid expenses and other current assets	$1	25	54	22		102

Total current assets	1	109	877	1,475	(115)	2,347

Intercompany debt receivables		1,496	1,404	401	(3,301)
Investments	(115)	3,021	(253)		(2,653)
Goodwill			1,504	621		2,125
Property, plant and equipment, net			927	695		1,622
Pension assets			1,002			1,002
Other non-current assets		11	134	46		191

Total	($114)	$4,637	$5,595	$3,238	($6,069)	$7,287

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$12	$17	$57		$86
Current maturities of long-term debt		4	109	28		141
Accounts payable and accrued liabilities	$5	28	1,111	744		1,888
Intercompany payables		1	39	75	($115)
Income taxes payable		3	9	46		58

Total current liabilities	5	48	1,285	950	(115)	2,173

Long-term debt, excluding current maturities		1,091	2,312	80		3,483
Long-term intercompany debt	5	2,213	821	262	(3,301)
Postretirement and pension liabilities		1	752	16		769
Other non-current liabilities		61	540	117		718
Minority interests				268		268
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(124)	1,223	(115)	1,545	(2,653)	(124)

Total	($114)	$4,637	$5,595	$3,238	($6,069)	$7,287

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$67	$227		$294
Receivables, net		$61	61	564		686
Intercompany receivables		1	65	53	($119)
Inventories			470	340		810
Prepaid expenses and other current assets			53	2		55

Total current assets		62	716	1,186	(119)	1,845

Intercompany debt receivables	$3	1,562	1,562	740	(3,867)
Investments in subsidiaries	(222)	2,685	(122)		(2,341)
Goodwill			1,430	583		2,013
Property, plant and equipment, net			951	656		1,607
Pension assets			871			871
Other non-current assets		11	120	78		209

Total	($219)	$4,320	$5,528	$3,243	($6,327)	$6,545

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$23	$2	$47		$72
Current maturities of long-term debt		3	110	26		139
Accounts payable and accrued liabilities	$17	14	1,037	606		1,674
Intercompany payables		4	49	66	($119)
Income taxes payable		5	9	44		58

Total current liabilities	17	49	1,207	789	(119)	1,943

Long-term debt, excluding current maturities		912	2,214	66		3,192
Long-term intercompany debt		2,212	1,066	589	(3,867)
Postretirement and pension liabilities			730	15		745
Other non-current liabilities		13	533	109		655
Minority interests				246		246
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(236)	1,134	(222)	1,429	(2,341)	(236)

Total	($219)	$4,320	$5,528	$3,243	($6,327)	$6,545

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($2)	($34)	($142)	$69		($109)

Cash flows from investing activities
Capital expenditures			(36)	(65)		(101)
Proceeds from sale of property,plant and equipment			1			1
Intercompany investing activities		(77)	185		($108)
Other, net				15		15

Net cash provided by/(used for) investing activities		(77)	150	(50)	(108)	(85)

Cash flows from financing activities
Proceeds from long–term debt				17		17
Payments of long–term debt				(7)		(7)
Net change in revolving credit facility and short-term debt		84	111	8		203
Net change in long-term intercompany balances	8	27	(52)	17
Common stock repurchased	(17)					(17)
Common stock issued	11					11
Dividends paid			(87)	(21)	108
Minority dividends				(12)		(12)

Net cash provided by/(used for) financing activities	2	111	(28)	2	108	195

Effect of exchange rate changes on cash and cash equivalents			1	12		13

Net change in cash and cash equivalents			(19)	33		14

Cash and cash equivalents at January 1			67	227		294

Cash and cash equivalents at June 30	$0	$0	$48	$260	$0	$308

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by /(used for) operating activities	($3)	($71)	($37)	$58		($53)

Cash flows from investing activities
Capital expenditures			(53)	(18)		(71)
Proceeds from sale of property, plant and equipment			14	8		22
Intercompany investing activities		37	14		($51)
Other, net				(7)		(7)

Net cash provided by / (used for) investing activities		37	(25)	(17)	(51)	(56)

Cash flows from financing activities

Proceeds from long-term debt				10		10
Payments of long-term debt			(71)	(1)		(72)
Net change in revolving credit facility and short-term debt			35	(18)		17
Net change in long-term intercompany balances	11	47	29	(87)
Common stock repurchased	(14)					(14)
Common stock issued	6					6
Dividends paid			(15)	(36)	51
Minority dividends				(28)		(28)

Net cash provided by / (used for) financing activities	3	47	(22)	(160)	51	(81)

Effect of exchange rate changes on cash and cash equivalents			(4)	(12)		(16)

Net change in cash and cash equivalents		13	(88)	(131)		(206)

Cash and cash equivalents at January 1		1	168	302		471

Cash and cash equivalents at June 30	$0	$14	$80	$171	$0	$265

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations for the three and six months ended June 30, 2006 and 2005,

• balance sheets as of June 30, 2006 and December 31, 2005, and

• statements of cash flows for the six months ended June 30, 2006 and 2005 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,805		$1,805

Cost of products sold, excluding depreciation and amortization			1,500		1,500
Depreciation and amortization			58		58

Gross profit			247		247

Selling and administrative expense		$2	73		75
Provision for restructuring			5		5
Net interest expense		15	52		67
Translation and exchange adjustments			(8)		(8)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(17)	125		108
Provision/(benefit) for income taxes		(15)	34		19
Equity earnings	$50	51		($101)

Income from continuing operations before minority interests and equity earnings	50	49	91	(101)	89
Minority interests and equity earnings		1	(16)		(15)

Income from continuing operations	50	50	75	(101)	74

Discontinued operations
Loss before income taxes			(25)		(25)
Benefit for income taxes			(1)		(1)

Net income	$50	$50	$51	($101)	$50

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,783		$1,783

Cost of products sold, excluding depreciation and amortization			1,464		1,464
Depreciation and amortization			62		62

Gross profit			257		257

Selling and administrative expense		$1	87		88
Gain on sale of assets			(17)		(17)
Loss from early extinguishments of debt			2		2
Net interest expense		81	12		93
Translation and exchange adjustments			65		65

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(82)	108		26
Provision/(benefit) for income taxes		(31)	34		3
Equity earnings	$28	75		($103)

Income from continuing operations before minority interests and equity earnings	28	24	74	(103)	23
Minority interests and equity earnings		4	(11)		(7)

Income from continuing operations	28	28	63	(103)	16

Discontinued operations
Income before income taxes			18		18
Provision for income taxes			6		6

Net income	$28	$28	$75	($103)	$28

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$3,353		$3,353

Cost of products sold, excluding depreciation and amortization			2,810		2,810
Depreciation and amortization			112		112

Gross profit			431		431

Selling and administrative expense		$4	152		156
Gain on sale of assets			(1)		(1)
Provision for restructuring			14		14
Net interest expense		31	100		131
Translation and exchange adjustments			(8)		(8)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(35)	174		139
Provision/(benefit) for income taxes		(15)	41		26
Equity earnings	$57	76		($133)

Income from continuing operations before minority interests and equity earnings	57	56	133	(133)	113
Minority interests and equity earnings		1	(30)		(29)

Income from continuing operations	57	57	103	(133)	84

Discontinued operations
Loss before income taxes			(26)		(26)
Provision for income taxes			1		1

Net income	$57	$57	$76	($133)	$57

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$3,273		$3,273

Cost of products sold, excluding depreciation and amortization			2,714		2,714
Depreciation and amortization			121		121

Gross profit			438		438

Selling and administrative expense		$3	167		170
Gain on sale of assets			(22)		(22)
Loss from early extinguishments of debt			2		2
Net interest expense		162	23		185
Translation and exchange adjustments			95		95

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(165)	173		8
Provision/(benefit) for income taxes		(58)	56		(2)
Equity earnings	$18	118		($136)

Income from continuing operations before minority interests and equity earnings	18	11	117	(136)	10
Minority interests and equity earnings		7	(18)		(11)

Income/(loss) from continuing operations	18	18	99	(136)	(1)

Discontinued operations
Income before income taxes			30		30
Provision for income taxes			11		11

Net income	$18	$18	$118	($136)	$18

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$308		$308
Receivables, net			929		929
Inventories			1,008		1,008
Prepaid expenses and current assets	$1		101		102

Total current assets	1		2,346		2,347

Intercompany debt receivables			148	($148)
Investments	(115)	$952		(837)
Goodwill			2,125		2,125
Property, plant and equipment, net			1,622		1,622
Pension assets			1,002		1,002
Other non-current assets		8	183		191

Total	($114)	$960	$7,426	($985)	$7,287

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt			$86		$86
Current maturities of long-term debt		$1	140		141
Accounts payable and accrued liabilities	$5	36	1,847		1,888
Income taxes payable			58		58

Total current liabilities	5	37	2,131		2,173

Long-term debt, excluding current maturities		698	2,785		3,483
Long-term intercompany debt	5	143		($148)
Postretirement and pension liabilities			769		769
Other non-current liabilities		197	521		718
Minority interests			268		268
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(124)	(115)	952	(837)	(124)

Total	($114)	$960	$7,426	($985)	$7,287

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$294		$294
Receivables, net			686		686
Inventories			810		810
Prepaid expenses and current assets			55		55

Total current assets			1,845		1,845

Intercompany debt receivables	$3		117	($120)
Investments	(222)	$807		(585)
Goodwill			2,013		2,013
Property, plant and equipment, net			1,607		1,607
Pension assets			871		871
Other non-current assets		27	182		209

Total	($219)	$834	$6,635	($705)	$6,545

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$1	$71		$72
Current maturities of long-term debt			139		139
Accounts payable and accrued liabilities	$17	35	1,622		1,674
Income taxes payable			58		58

Total current liabilities	17	36	1,890		1,943

Long-term debt, excluding current maturities		698	2,494		3,192
Long-term intercompany debt		120		($120)
Postretirement and pension liabilities			745		745
Other non-current liabilities		202	453		655
Minority interests			246		246
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(236)	(222)	807	(585)	(236)

Total	($219)	$834	$6,635	($705)	$6,545

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities	($2)	($25)	($82)		($109)

Cash flows from investing activities
Capital expenditures			(101)		(101)
Proceeds from sale of property, plant and equipment			1		1
Intercompany investing activities		2		($2)
Other, net			15		15

Net cash provided by/(used for) investing activities		2	(85)	(2)	(85)

Cash flows from financing activities
Proceeds from long-term debt			17		17
Payments of long-term debt			(7)		(7)
Net change in revolving credit facility and short-term debt			203		203
Net change in long-term intercompany balances	8	23	(31)
Common stock repurchased	(17)				(17)
Common stock issued	11				11
Dividends paid			(2)	2
Minority dividends			(12)		(12)

Net cash provided by financing activities	2	23	168	2	195

Effects of exchange rate changes on cash and cash equivalents			13		13

Net change in cash and cash equivalents			14		14

Cash and cash equivalents at January 1			294		294

Cash and cash equivalents at June 30	$0	$0	$308	$0	$308

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended June 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($3)	($117)	$67		($53)

Cash flows from investing activities
Capital expenditures			(71)		(71)
Proceeds from sale of property, plant and equipment			22		22
Intercompany investing activities		3		($3)
Other, net			(7)		(7)

Net cash provided by / (used for) investing activities		3	(56)	(3)	(56)

Cash flows from financing activities
Proceeds from long-term debt			10		10
Payments of long-term debt			(72)		(72)
Net change in revolving credit facility and short-term debt			17		17
Net change in long-term intercompany balances	11	114	(125)
Common stock repurchased	(14)				(14)
Common stock issued	6				6
Dividends paid			(3)	3
Minority dividends			(28)		(28)

Net cash provided by/(used for) financing activities	3	114	(201)	3	(81)

Effects of exchange rate changes on cash and cash equivalents			(16)		(16)

Net change in cash and cash equivalents			(206)		(206)

Cash and cash equivalents at January 1			471		471

Cash and cash equivalents at June 30	$0	$0	$265	$0	$265

Crown Holdings, Inc.

In connection with the Company’s 2005 refinancing as discussed in Note H, Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, issued senior unsecured notes that are fully and unconditionally guaranteed by substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

• statements of operations for the three and six months ended June 30, 2006 and 2005,

• balance sheets as of June 30, 2006 and December 31, 2005, and

• statements of cash flows for the six months ended June 30, 2006 and 2005 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$482	$1,323		$1,805

Cost of products sold, excluding depreciation
and amortization			405	1,095		1,500
Depreciation and amortization			16	42		58

Gross profit			61	186		247

Selling and administrative expense		$2	19	54		75
Provision for restructuring				5		5
Net interest expense		14	18	35		67
Technology royalty			(9)	9
Translation and exchange adjustments			(1)	(7)		(8)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(16)	34	90		108
Provision/(benefit) for income taxes		(6)	5	20		19
Equity earnings	$50	46	20		($116)

Income from continuing operations before
minority interests and equity earnings	50	36	49	70	(116)	89
Minority interests and equity earnings				(15)		(15)

Income from continuing operations	50	36	49	55	(116)	74

Discontinued operations
Loss before income taxes			(1)	(24)		(25)
Provision/(benefit) for income taxes			(2)	1		(1)

Net income	$50	$36	$50	$30	($116)	$50

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$555	$1,228		$1,783

Cost of products sold, excluding depreciation
and amortization			476	988		1,464
Depreciation and amortization			20	42		62

Gross profit			59	198		257

Selling and administrative expense		$2	28	58		88
Gain on sale of assets			(6)	(11)		(17)
Loss from early extinguishments of debt				2		2
Net interest expense		6	29	58		93
Technology royalty			(12)	12
Translation and exchange adjustments				65		65

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(8)	20	14		26
Provision/(benefit) for income taxes		(3)	(2)	8		3
Equity earnings/(loss)	$28	75	(2)		($101)

Income from continuing operations before
minority interests and equity earnings	28	70	20	6	(101)	23
Minority interests and equity earnings		1	7	(15)		(7)

Income/(loss) from continuing operations	28	71	27	(9)	(101)	16

Discontinued operations
Income before income taxes			2	16		18
Provision for income taxes			1	5		6

Net income	$28	$71	$28	$2	($101)	$28

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$980	$2,373		$3,353

Cost of products sold, excluding depreciation
and amortization			853	1,957		2,810
Depreciation and amortization			32	80		112

Gross profit			95	336		431

Selling and administrative expense		$4	48	104		156
Gain on sale of assets			(1)			(1)
Provision for restructuring			4	10		14
Net interest expense		27	35	69		131
Technology royalty			(17)	17
Translation and exchange adjustments			(1)	(7)		(8)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(31)	27	143		139
Provision/(benefit) for income taxes		(11)	7	30		26
Equity earnings	$57	59	37		($153)

Income from continuing operations before
minority interests and equity earnings	57	39	57	113	(153)	113
Minority interests and equity earnings				(29)		(29)

Income from continuing operations	57	39	57	84	(153)	84

Discontinued operations
Loss before income taxes				(26)		(26)
Provision for income taxes				1		1

Net income	$57	$39	$57	$57	($153)	$57

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$985	$2,288		$3,273

Cost of products sold, excluding depreciation
and amortization			855	1,859		2,714
Depreciation and amortization			40	81		121

Gross profit			90	348		438

Selling and administrative expense		$4	54	112		170
Gain on sale of assets			(6)	(16)		(22)
Loss from early extinguishments of debt				2		2
Net interest expense		13	56	116		185
Technology royalty			(22)	22
Translation and exchange adjustments				95		95

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(17)	8	17		8
Provision/(benefit) for income taxes		(6)	1	3		(2)
Equity earnings	$18	132	2		($152)

Income from continuing operations before
minority interests and equity earnings	18	121	9	14	(152)	10
Minority interests and equity earnings		1	7	(19)		(11)

Income/(loss) from continuing operations	18	122	16	(5)	(152)	(1)

Discontinued operations
Income before income taxes			4	26		30
Provision for income taxes			2	9		11

Net income	$18	$122	$18	$12	($152)	$18

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$19	$2	$287		$308
Receivables, net			16	913		929
Intercompany receivables			61	11	($72)
Inventories			186	822		1,008
Prepaid expenses and other current assets	$1	3	8	90		102

Total current assets	1	22	273	2,123	(72)	2,347

Intercompany debt receivables		1,186	583	40	(1,809)
Investments	(115)	432	1,054		(1,371)
Goodwill			445	1,680		2,125
Property, plant and equipment, net		3	397	1,222		1,622
Pension assets				1,002		1,002
Other non-current assets		39	47	105		191

Total	($114)	$1,682	$2,799	$6,172	($3,252)	$7,287

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$86		$86
Current maturities of long-term debt			$2	139		141
Accounts payable and accrued liabilities	$5	$14	358	1,511		1,888
Intercompany payables			11	61	($72)
Income taxes payable			8	50		58

Total current liabilities	5	14	379	1,847	(72)	2,173

Long-term debt, excluding current maturities		1,580	696	1,207		3,483
Long-term intercompany debt	5	412	472	920	(1,809)
Postretirement and pension liabilities			591	178		769
Other non-current liabilities			229	489		718
Minority interests				268		268
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(124)	(324)	432	1,263	(1,371)	(124)

Total	($114)	$1,682	$2,799	$6,172	($3,252)	$7,287

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$18	$1	$275		$294
Receivables, net			10	676		686
Intercompany receivables			54		($54)
Inventories			156	654		810
Prepaid expenses and other current assets		1	1	53		55

Total current assets		19	222	1,658	(54)	1,845

Intercompany debt receivables	$3	1,096	458	62	(1,619)
Investments in subsidiaries	(222)	375	454		(607)
Goodwill			444	1,569		2,013
Property, plant and equipment, net		3	419	1,185		1,607
Pension assets				871		871
Other non-current assets		42	47	120		209

Total	($219)	$1,535	$2,044	$5,465	($2,280)	$6,545

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$72		$72
Current maturities of long-term debt			$2	137		139
Accounts payable and accrued liabilities	$17	$12	343	1,302		1,674
Intercompany payables				54	($54)
Income taxes payable			9	49		58

Total current liabilities	17	12	354	1,614	(54)	1,943

Long-term debt, excluding current maturities		1,475	697	1,020		3,192
Long-term intercompany debt		412	403	804	(1,619)
Postretirement and pension liabilities			574	171		745
Other non-current liabilities			238	417		655
Minority interests				246		246
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(236)	(364)	(222)	1,193	(607)	(236)

Total	($219)	$1,535	$2,044	$5,465	($2,280)	$6,545

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities	($2)	($19)	($25)	($63)		($109)

Cash flows from investing activities
Capital expenditures			(15)	(86)		(101)
Proceeds from sale of property, plant and equipment			1			1
Intercompany investing activities		5	15		($20)
Other, net				15		15

Net cash provided by/(used for) investing activities		5	1	(71)	(20)	(85)

Cash flows from financing activities
Proceeds from long–term debt				17		17
Payments of long–term debt				(7)		(7)
Net change in revolving credit facility and short-term debt		105		98		203
Net change in long-term intercompany balances	8	(90)	25	57
Common stock repurchased	(17)					(17)
Common stock issued	11					11
Dividends paid				(20)	20
Minority dividends				(12)		(12)

Net cash provided by financing activities	2	15	25	133	20	195

Effect of exchange rate changes on cash and cash equivalents				13		13

Net change in cash and cash equivalents		1	1	12		14

Cash and cash equivalents at January 1		18	1	275		294

Cash and cash equivalents at June 30	$0	$19	$2	$287	$0	$308

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($3)	($7)	($56)	$13		($53)

Cash flows from investing activities
Capital expenditures			(16)	(55)		(71)
Proceeds from sale of property, plant and equipment		4	9	9		22
Intercompany investing activities		9	2		($11)
Other, net				(7)		(7)

Net cash provided by/(used for) investing activities		13	(5)	(53)	(11)	(56)

Cash flows from financing activities
Proceeds from long-term debt				10		10
Payments of long-term debt				(72)		(72)
Net change in revolving credit facility and short-term debt		20		(3)		17
Net change in long-term intercompany balances	11	(10)	31	(32)
Common stock repurchased	(14)					(14)
Common stock issued	6					6
Dividends paid				(11)	11
Minority dividends				(28)		(28)

Net cash provided by/(used for) financing activities	3	10	31	(136)	11	(81)

Effect of exchange rate changes on cash and cash equivalents				(16)		(16)

Net change in cash and cash equivalents		16	(30)	(192)		(206)

Cash and cash equivalents at January 1		9	37	425		471

Cash and cash equivalents at June 30	$0	$25	$7	$233	$0	$265

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and six months ended June 30, 2006 compared to the corresponding periods in 2005 and the changes in financial condition and liquidity from December 31, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

As discussed in Note C to the consolidated financial statements, the Company completed the sale of its plastic closures business in October 2005 and during the second quarter of 2006 has either sold, or has committed to a plan to sell, its European plastics operations. The results of operations for prior periods used in the following discussion have been recast to report these businesses as discontinued operations.

The Company’s principal areas of focus include improving segment income, reducing debt and reducing asbestos-related costs. The Company may also repurchase Company common stock pursuant to Board approved repurchase authorizations, under which approximately $344 is available (subject, however, to compliance with the terms of the Company’s outstanding debt agreements). See Note O to the consolidated financial statements for information regarding segment income.

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

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $29 for the full year of 2005 and $8 for the first six months of 2006, and the Company expects to pay approximately $25 for the full year of 2006.

Results of Operations

Net Sales

Net sales in the second quarter of 2006 were $1,805, an increase of $22 or 1.2% compared to net sales of $1,783 for the same period in 2005. Net sales in the first six months of 2006 were $3,353, an increase of $80 or 2.4% compared to net sales of $3,273 for the same period in 2005. Sales from U.S. operations accounted for 29.6% of consolidated net sales in the first six months of 2006 compared to 31.4% for the same period in 2005. Sales of beverage cans and ends accounted for 44.9% and sales of food cans and ends accounted for 33.1% of consolidated net sales in the first six months of 2006 compared to 43.3% and 33.9%, respectively, in 2005.

Net sales in the Americas Beverage segment in the second quarter decreased 8.0% from $463 in 2005 to $426 in 2006. Net sales in the first six months of 2006 decreased 7.2% from $833 in 2005 to $773 in 2006. The decreases in 2006 were primarily due to lower sales unit volumes.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net sales in the North America Food segment in the second quarter decreased from $199 in 2005 to $198 in 2006. Net sales in the first six months of 2006 increased 5.8% from $359 in 2005 to $380 in 2006, primarily due to increased sale unit volumes and $3 of foreign currency translation.

Net sales in the Europe Beverage segment increased 27.9% from $265 in the second quarter of 2005 to $339 in the same period in 2006. Net sales in the first six months of 2006 increased 28.5% from $449 in 2005 to $577 in 2006. The increases in the quarter and first six months of 2006 included increases of $44 and $77 due to the consolidation of certain Middle East operations, as discussed in Note D to the consolidated financial statements. The remaining increase in the second quarter and first six months was primarily due to increased sales unit volumes.

Net sales in the Europe Food segment decreased 3.2% from $465 in the second quarter of 2005 to $450 in the same period in 2006, primarily due to lower sales unit volumes. Net sales in the first six months of 2006 decreased 1.3% from $872 in 2005 to $861 in 2006, primarily due to $35 from the impact of foreign currency translation, partially offset by selling price increases from the pass-through of higher material costs.

Net sales in the Europe Specialty Packaging segment increased $1 from $105 in the second quarter of 2005 to $106 in the same period in 2006, primarily due to the impact of foreign currency translation. Net sales in the first six months of 2006 decreased 3.5% from $199 in 2005 to $192 in 2006, primarily due to the impact of foreign currency translation.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,500 and $2,810 for the second quarter and first six months of 2006, increases of $36 and $96 compared to $1,464 and $2,714 for the same periods in 2005. The increases were primarily due to the impact of higher material costs for aluminum and steel, offset by a decrease of $39 due to the impact of foreign currency translation for the six months.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 83.1% and 83.8% for the second quarter and first six months of 2006 compared to 82.1% and 82.9% for the same periods in 2005.

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

Depreciation and Amortization

Depreciation and amortization was $58 and $112 in the second quarter and first six months of 2006, decreases of $4 or 6.5% and $9 or 7.4%, respectively, from the prior year periods. The decreases were primarily due to lower capital spending in recent years, and also included $2 due to foreign currency translation for the six months. The effect of foreign currency translation was primarily due to the strengthening of the euro and sterling against the U.S. dollar.

Selling and Administrative Expense

Selling and administrative expense was $75 in the second quarter of 2006 compared to $88 for the same period in 2005. The decrease was primarily due to lower incentive compensation costs. As a percentage of net sales, selling and administrative expense was 4.2% in the second quarter of 2006 compared to 4.9% for the same period in 2005.

Selling and administrative expense was $156 in the first six months of 2006 compared to $170 for the same period in 2005. The decrease was primarily due to lower incentive compensation costs. As a percentage of net sales, selling and administrative expense was 4.7% for the six month period ended June 30, 2006 compared to 5.2% for the same period in 2005.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Segment Income

Segment income in the Americas Beverage segment decreased $14 from $55 in the second quarter of 2005 to $41 in the second quarter of 2006. Segment income in the first six months decreased $26 from $92 in 2005 to $66 in 2006. The decreases in 2006 were primarily due to increased costs for freight, coatings and utilities, and also included decreases of $4 and $9 from lower sales unit volumes in the quarter and first six months, respectively.

Segment income in the North America Food segment increased $4 from $14 in the second quarter of 2005 to $18 in the second quarter of 2006. Segment income in the first six months increased $7 from $19 in 2005 to $26 in 2006. The increases in 2006 were primarily due to increased sales unit volumes.

Segment income in the Europe Beverage segment decreased $2 or 4.9% from $41 in the second quarter of 2005 to $39 in the second quarter of 2006. Segment income in the first six months decreased $3 or 4.5% from $67 in 2005 to $64 in 2006. These decreases were primarily due to increased aluminum costs, partially offset by the consolidation of certain Middle East operations, as discussed in Note D to the consolidated financial statements.

Segment income in the Europe Food segment decreased $10 from $59 in the second quarter of 2005 to $49 in the second quarter of 2006. Segment income in the first six months decreased $7 from $98 in 2005 to $91 in 2006. These decreases were primarily due to lower sales unit volumes.

Segment income in the Europe Specialty Packaging segment increased $4 from $8 in the second quarter of 2005 to $12 in the second quarter of 2006. Segment income in the first six months increased $2 from $12 in 2005 to $14 in 2006. The increases in the quarter and first six months were primarily due to operating efficiencies and cost reduction.

Provision for Restructuring

During the first six months of 2006, the Company recorded a restructuring charge of $14, including $5 in the second quarter, as discussed in Note J to the consolidated financial statements.

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

Gain / Loss from Early Extinguishments of Debt

During the second quarter of 2005, the Company recognized a loss of $2 in Europe in connection with the repurchase of certain unsecured notes.

Interest Expense

Interest expense decreased $25 and $52, respectively, for the three and six months ended June 30, 2006 versus the same periods in 2005. The decreases were due to decreased borrowing rates from the Company’s refinancing in October 2005.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Translation and Exchange Adjustments

The results for the three and six month periods ended June 30, 2006 included net foreign exchange gains of $8 for certain European subsidiaries that have unhedged currency exposures arising from external and intercompany debt obligations. These currency exposures may continue to result in future foreign exchange gains or losses. The Company may hedge or mitigate a portion of these exposures in the future through derivative instruments or intercompany loans. Further discussion of the potential impact on earnings from foreign currency exposure is provided in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Taxes on Income

The second quarter of 2006 included net tax charges of $19 on pre-tax income of $108 for an effective rate of 17.6%. The difference of $19 between the pre-tax income at the U.S. statutory rate of 35% or $38, and the tax charge of $19, was primarily due to benefits of $12 from lower non-U.S. tax rates in certain jurisdictions, and $7 for income in jurisdictions where the Company has a full valuation allowance against its deferred taxes.

The first six months of 2006 included a tax charge of $26 on pre-tax income of $139 for an effective rate of 18.7%. The difference of $23 between the pre-tax income of the statutory rate of 35% or $49, and the tax charge of $26, was primarily due to benefits of $20 from lower non-U.S. tax rates in certain jurisdictions, and $5 to reduce a provision for U.S. state tax contingencies due to the completion of an audit with a minor assessment, partially offset by other net items of $2.

The second quarter of 2005 included a tax charge of $3 on pre-tax income of $26 for an effective rate of 11.5%. The difference of $6 between the pre-tax income at the U.S. statutory rate of 35% or $9, and the tax charge of $3, was primarily due to (i) benefits of $6 from lower non-U.S. tax rates in certain jurisdictions, and (ii) a benefit of $6 from the carryback of a prior U.S. tax loss that had a valuation allowance, partially offset by (iii) charges of $3 for withholding taxes, $1 for valuation allowance adjustments, and other net items of $2.

The first six months of 2005 included a tax benefit of $2 on pre-tax income of $8. The difference of $5 between the pre-tax income at the U.S. statutory rate of 35%, or $3, and the tax benefit of $2, was primarily due to (i) benefits of $13 from lower non-U.S. tax rates in certain jurisdictions, and (ii) a benefit $6 from the carryback of a prior U.S. tax loss that had a valuation allowance, partially offset by (iii) charges of $5 for withholding taxes, $7 for net valuation allowance adjustments, and other net items of $2.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $8 and $18 in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005. These increases were primarily due to the consolidation of the beverage can joint ventures in the Middle East, as discussed in Note D to the consolidated financial statements.

Liquidity and Capital Resources

Cash from Operations

Cash of $109 was used for operating activities in the first six months of 2006 compared to $53 during the same period in 2005. The primary cause of the increase in cash used for operating activities was a decrease of $107, from $127 in 2005 to $20 in 2006, in cash collected from receivables securitization programs. The first six months of 2005 included the addition of a new €120 securitzation facility in the U.K. and France. The decrease of $107 from securitization was partially offset by other net improvements of $51, including $57 of decreased pension contributions primarily due to the advanced funding of the U.S. plan with proceeds from the sale of the plastic closures business in the fourth quarter of 2005. Payments for interest decreased from $165 in 2005 to $119 in 2006 due to lower interest rates, but this improvement was offset by the lack of cash flow from the plastic closures business that was sold in October 2005.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

In its Annual Report on Form 10-K for the year ended December 31, 2005, the Company disclosed that it expected its 2006 pension plan contributions to be $23, excluding a potential additional contribution to its U.K. plan. The Company has now determined that an additional contribution of £31 will be made to its U.K. plan in 2006 and that the total pension plan contributions for 2006 will be approximately $80.

Investing Activities

Investing activities used cash of $85 during the first six months of 2006 compared to cash used of $56 in the prior year period, primarily due to an increase in capital expenditures for the expansion of the Middle East operations.

Financing Activities

Financing activities provided cash of $195 during the first six months of 2006 compared to cash used of $81 during the same period in 2005. The cash provided by financing activities in 2006, and used by financing activities in 2005, was primarily related to short-term borrowing and repayment activity. Dividends paid to minority interests decreased from $28 in 2005 to $12 in 2006 due to decreased payments from the Company’s joint venture beverage can operations in South America and China.

During all of 2005, the Company repurchased 2,100,000 shares of common stock at a total cost of $38. The Company purchased 983,500 additional shares for $17 during the first six months of 2006. As of June 30, 2006, and including an additional authorization of $200 in June 2006, the Company has Board authority to purchase $344 of additional shares subject to compliance with the terms of the Company’s outstanding debt agreements.

As of June 30, 2006, the Company had $272 of borrowing capacity available under its revolving credit facility, equal to the total facility of $800 less $456 of borrowings and $72 of outstanding standby letters of credit.

In August 2006, the Company entered into an additional $200 first priority term loan facility due 2012. Proceeds from the new term loan facility were used to repay borrowings under the Company’s revolving credit facility (which may be subsequently reborrowed to redeem, repurchase or otherwise acquire or retire for value shares of Company common stock) and to pay fees and expenses incurred in connection with the term loan.

Further information relating to the Company’s liquidity and capital resources is set forth under Note H to the consolidated financial statements.

Contractual Obligations

Other than the expected increase in pension contributions discussed above, there were no material changes during the first six months of 2006 to the contractual obligations provided within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Notes K and L to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first six months of 2006 other than as discussed below.

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

Calculation of the estimated fair value of stock option awards requires the use of assumptions regarding a number of complex and subjective variables, including the expected term of the options, the annual risk-free interest rate over the options’ expected term, the expected annual dividend yield on the underlying stock over the options’ expected term, and the expected stock price volatility over the options’ expected term. The Company generally bases its assumptions of option term and expected price volatility on historical data, but also considers other factors, such as vesting or expiration provisions in new awards that are inconsistent with past awards, that would make the historical data unreliable as a basis for future assumptions. Estimates of the fair value of stock options are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under FAS 123(R). See Note E to the consolidated financial statements for additional disclosure of the Company’s assumptions related to stock-based compensation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that FIN 48 may have on its financial statements.

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

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

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

The Company has significant foreign currency exposure in Europe which may result in future material foreign exchange adjustments to earnings. As of June 30, 2006, a euro functional currency subsidiary had a Canadian dollar asset exposure of approximately $316 Canadian dollars from an intercompany loan. As discussed in Note I to the consolidated financial statements, during the first quarter of 2006 the Company entered into foreign currency forward contracts with a combined notional value of $150 Canadian dollars to sell Canadian dollars against euro and partially mitigate this exposure. Based on the net exposure of $166 Canadian dollars at June 30, 2006, a one percentage change in the Canadian dollar against the euro would result in an exchange gain or loss of approximately $1 before tax.

Also during 2006, the Company entered into a foreign currency forward contract with a notional value of $107 to buy U.S. dollars against pound sterling. See Note I to the consolidated financial statements for additional information.

As of June 30, 2006, the Company had approximately $1.2 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 before tax.

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

There has been no change in internal controls over financial reporting that occurred during the quarter ended June 30 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company’s potential asbestos-related liabilities and certain other matters, see Note K entitled “Asbestos-Related Liabilities” and Note L entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

The following additional risk factor has been identified during 2006.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about Crown Holdings, Inc.’s purchase of equity securities during the quarter ended June 30, 2006.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)

April	500,000	$16.94	500,000	$344.3

The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder and for other general corporate purposes.

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock (in addition to the Company’s prior stock repurchase authorizations in December 2005 to repurchase up to $150 million of the Company’s outstanding stock from time to time through December 31, 2007 and in February 2005 to repurchase up to $50 million of the Company’s common stock through the end of 2006). Each repurchase authorization may be implemented through purchases in the open market, through privately negotiated transactions, through accelerated share repurchase programs, which may be entered into at any time, or otherwise, subject to the terms of the Company’s debt agreements, market conditions and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase program may be suspended or terminated at any time at the Company’s discretion.

Crown Holdings, Inc.

Item 5.	Other Information

On August 4, 2006, the Company entered into a First Amendment to Credit Agreement (the “First Amendment”) by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent for Lenders, and with Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc., as Joint Lead Arrangers for the Additional Term B Loans and as Joint Book Managers, and Lehman Commercial Paper Inc., as Syndication Agent. The First Amendment provides for an additional $200 million first priority term loan facility due 2012. In addition, the First Amendment amends certain covenants under the Company’s existing first priority credit facilities, which amended covenants are described in the First Amendment filed herewith.

Item 6.	Exhibits

4.	First Amendment to Credit Agreement, dated as of August 4, 2006, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent for Lenders, and with Deutsche Bank Securities, Inc. and Lehman Commercial Paper, Inc., as Joint Lead Arrangers for the Additional Term B Loans and as Joint Book Managers, and Lehman Commercial Paper, Inc., as Syndication Agent.

10.	Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 24, 2006 (File No. 0-50189)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  August 8, 2006