Form 10-Q
period 2006-09-30
CROWN HOLDINGS INC
filed 2006-11-01
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
   Yes   __   No  X

There were 163,042,995 shares of Common Stock outstanding as of October 31, 2006.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

	Three months ended September 30

	2006	2005

Net sales	$2,022	$1,890

Cost of products sold, excluding depreciation and amortization	1,702	1,555
Depreciation and amortization	58	63

Gross profit	262	272

Selling and administrative expense	78	87
Gain on sale of assets	(1)
Provision for restructuring		3
Interest expense	73	94
Interest income	(2)	(2)
Translation and exchange adjustments	(1)	(19)

Income from continuing operations before income taxes, minority interests and equity earnings	115	109
Provision for income taxes	16	17
Minority interests and equity earnings	(12)	(10)

Income from continuing operations	87	82

Loss from discontinued operations	(2)	(4)

Net income	$85	$78

Basic earnings/(loss) per average common share:
Continuing operations	$0.52	$0.49
Discontinued operations	(0.01)	(0.02)

Net income	$0.51	$0.47

Diluted earnings/(loss) per average common share:
Continuing operations	$0.51	$0.47
Discontinued operations	(0.01)	(0.02)

Net income	$0.50	$0.45

Weighted-average common shares outstanding:
Basic	165,711,447	165,867,132
Diluted	169,829,685	171,909,751

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

	Nine months ended September 30

	2006	2005

Net sales	$5,375	$5,163

Cost of products sold, excluding depreciation and amortization	4,512	4,269
Depreciation and amortization	170	184

Gross profit	693	710

Selling and administrative expense	234	257
Gain on sale of assets	(2)	(22)
Provision for restructuring	14	3
Loss from early extinguishments of debt		2
Interest expense	210	283
Interest income	(8)	(6)
Translation and exchange adjustments	(9)	76

Income from continuing operations before income taxes, minority interests and equity earnings	254	117
Provision for income taxes	42	15
Minority interests and equity earnings	(41)	(21)

Income from continuing operations	171	81

Income/(loss) from discontinued operations	(29)	15

Net income	$142	$96

Basic earnings/(loss) per average common share:
Continuing operations	$1.02	$0.49
Discontinued operations	(0.17)	0.09

Net income	$0.85	$0.58

Diluted earnings/(loss) per average common share:
Continuing operations	$1.00	$0.47
Discontinued operations	(0.17)	0.09

Net income	$0.83	$0.56

Weighted-average common shares outstanding:
Basic	166,619,352	165,793,699
Diluted	170,790,808	171,766,529

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2006	December 31, 2005

Assets
Current assets
Cash and cash equivalents	$289	$294
Receivables, net	1,070	686
Inventories	922	810
Prepaid expenses and other current assets	69	55

Total current assets	2,350	1,845

Goodwill	2,127	2,013
Property, plant and equipment, net	1,600	1,607
Pension assets	964	871
Other non-current assets	195	209

Total	$7,236	$6,545

Liabilities and shareholders’ deficit
Current liabilities
Short-term debt	$86	$72
Current maturities of long-term debt	143	139
Accounts payable and accrued liabilities	1,862	1,674
Income taxes payable	55	58

Total current liabilities	2,146	1,943

Long-term debt, excluding current maturities	3,469	3,192
Postretirement and pension liabilities	770	745
Other non-current liabilities	687	655
Minority interests	271	246
Commitments and contingent liabilities (Note M)
Shareholders’ deficit	(107)	(236)

Total	$7,236	$6,545

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Nine months ended September 30	2006	2005

Net cash provided by operating activities	$14	$101

Cash flows from investing activities
Capital expenditures	(136)	(115)
Proceeds from sale of property, plant and equipment	5	26
Cash reclassified to assets held for sale		(51)
Other	9	(5)

Net cash used for investing activities	(122)	(145)

Cash flows from financing activities
Proceeds from long-term debt	221	10
Payments of long-term debt	(13)	(87)
Net change in revolving credit facility and short-term debt	8	(14)
Common stock repurchased	(117)	(14)
Common stock issued	13	8
Dividends paid to minority interests	(19)	(35)
Other	(4)

Net cash provided by/(used for) financing activities	89	(132)

Effect of exchange rate changes on cash and cash equivalents	14	(20)

Net change in cash and cash equivalents	(5)	(196)

Cash and cash equivalents at January 1	294	471

Cash and cash equivalents at September 30	$289	$275

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY / (DEFICIT)
AND COMPREHENSIVE INCOME / (LOSS)
(In millions)
(Unaudited)

	Comprehensive Income		|	Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year–To–Date	|	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2006			|	$929	$1,674	($1,526)	($94)	($1,219)	($236)
Net income	$ 85	$142	|			142			142
Translation adjustments	20	80	|					80	80
Derivatives qualifying as hedges	5		|
Available for sale securities	3	3	|					3	3
			|
Comprehensive income	$113	$225	|
			|
Restricted stock issued			|		(2)		2
Stock-based compensation			|		8				8
Stock repurchased			|		(86)		(31)		(117)
Common stock issued — benefit plans			|		3		10		13

Balance at September 30, 2006			|	$929	$1,597	($1,384)	($113)	($1,136)	($107)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of September 30, 2006 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

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

B.	Recent Accounting and Reporting Pronouncements

Effective January 1, 2006, the Company adopted the following accounting and reporting standards:

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the estimated grant-date fair value of the awards that are expected to vest. Adoption of the standard resulted in a charge to income from continuing operations and net income of $1 ($1 net of tax, or $.01 per share) and $4 ($4 net of tax, or $.02 per share) in the three and nine months ended September 30, 2006, respectively, and had no effect on the statement of cash flows. See Note E for additional disclosures required by the new standard.

SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle capacity expense, freight, handling costs and material spoilage should be expensed as incurred and not included in overhead. The Company prospectively adopted this standard and its adoption had no impact on the Company’s results of operations or financial position in the first nine months of 2006.

SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. The Company prospectively adopted this standard and its adoption had no impact on the Company’s results of operations or financial position in the first nine months of 2006.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB Statement No. 3,” which requires retrospective application, with minor exceptions, to prior periods’ financial statements for changes in accounting principle. The statement applies primarily to voluntary changes in accounting principle. The Company prospectively adopted this standard and its adoption had no impact on the Company’s results of operations or financial position in the first nine months of 2006.

In September 2006, the FASB issued SFAS No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” FAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. FAS 158 requires disclosure in a company’s notes to its financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. Full recognition of the funded status, using the discount rates, assumptions, and other information as disclosed in Note W to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005, would increase the Company’s shareholders’ deficit by approximately $700. The adjustments to shareholders’ deficit on December 31, 2006 will depend on many factors, including but not limited to, the discount rates used to record the adjustment and amendments, if any, made to the Company’s pension and other postretirement plans prior to the adoption of the standard. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

Crown Holdings, Inc.

C.	Discontinued Operations

During the second and third quarters of 2006, the Company completed the sale of five plastics operations in Europe, and has committed to a plan to sell its one remaining European plastics operation. These six operations primarily make plastic bottles as well as products for cosmetics and beauty care companies. In October 2005, the Company completed the sale of its plastic closures business which makes closures for beverage, food and other consumer products. The European plastics operations and the plastic closures business were previously included in non-reportable segments in the Company’s segment reporting and had combined net sales of $698 for the year ended December 31, 2005, which included only nine months for the plastic closures business.

The results of operations for the European plastics operations for 2006 are reported within discontinued operations in the accompanying statements of operations, and the results of operations for prior periods have been recast to report the European plastics operations and the plastic closures business within discontinued operations. The segment results in Note P and the Condensed Combining Statements of Operations in Note Q also reflect the reclassification of the divested businesses to discontinued operations. The Consolidated Statements of Cash Flows, including those in Note Q, were not recast to separately report the cash flows of the discontinued operations. No interest expense was allocated to discontinued operations and, therefore, all of the Company’s interest expense was included within continuing operations.

The components of income/(loss) from discontinued operations are presented below.

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Income/(loss) before tax		$15	($8)	$44
Income tax on operations		(2)		(12)
Loss on disposal	($2)	(10)	(20)	(10)
Tax on disposal		(7)	(1)	(7)

	($2)	($4)	($29)	$15

The following assets and liabilities of the one remaining European plastics operation as of September 30, 2006 were reported in the accompanying balance sheet under the captions “prepaid expenses and other current assets” and “accounts payable and accrued liabilities,” respectively. The balances were not separately reported as “assets held for sale” and “liabilities held for sale” due to the immaterial amounts involved.

	Assets		Liabilities

Inventories	$1	Accounts payable and
Property, plant and equipment, net	1	accrued liabilities	$1

	$2		$1

Crown Holdings, Inc.

D.	Change in Consolidation

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

The change in accounting had no effect on the Company’s net income or earnings per share. The Company’s proforma net sales for the three and nine months ended September 30, 2005 are presented below, as if the Middle East operations had been consolidated as of January 1, 2005.

	Three Months Ended	Nine Months Ended
Net sales	September 30, 2005	September 30, 2005

As reported	$1,890	$5,163

Proforma	1,930	5,280

E.	Stock-Based Compensation

On January 1, 2006 the Company adopted FAS 123(R), as discussed in Note B. The Company is using the modified prospective transition method, under which its consolidated financial statements as of and for the three and nine months ended September 30, 2006, reflect the impact of FAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of this standard. The following table reflects the proforma impact of the new standard on 2005 earnings as if the Company had applied the fair value recognition provisions of FAS 123(R) as of January 1, 2005.

	Three Months Ended	Nine Months Ended

	September 30, 2005

Net income, as reported	$78	$96
Add: stock-based compensation expense included in net income as reported, net of related tax effects	1	2
Deduct: proforma stock-based compensation expense, net of tax	(3)	(10)

Proforma net income	$76	$88

Earnings per share:
Basic - as reported	$0.47	$0.58

- proforma	$0.46	$0.53

Diluted - as reported	$0.45	$0.56

- proforma	$0.44	$0.51

Stock-based compensation was reported within Selling and Administrative expense in the Consolidated Statements of Operations.

Stock-Based Compensation Plans

At September 30, 2006 the Company’s 2006 and 2004 Stock-Based Incentive Compensation Plans, which expire in April 2016 and 2009, respectively, had approximately 8.1 million shares available for future awards of stock-based compensation. No remaining shares were available for awards under the Company’s 1990, 1994, 1997 and 2001 plans. On April 27, 2006, the Company’s shareholders approved the 2006 Stock-Based Incentive Compensation Plan. The 2006 and 2004 plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock and stock-appreciation rights and may be subject to the achievement of certain performance goals. Shares awarded are generally issued from the Company’s treasury shares.

Crown Holdings, Inc.

Stock Options

Outstanding stock options have a contractual term of ten years, are fixed-price and non-qualified, and vest either semi-annually or annually between two and four years from the date of grant.

Outstanding stock options were valued at their grant-date fair value using the Black-Scholes option pricing model. Valuations incorporate several variables, including expected term, volatility, a risk-free interest rate and employee termination behavior (“forfeiture rate”). The expected term (which is the timeframe under which an award is exercised after grant) is derived from historical data about participant exercise patterns. Volatility is the expected fluctuation of the Company’s stock price in the market and is derived from historical data about the Company’s stock price. The risk-free interest rate is the U.S. Treasury yield curve rate in effect at the date of the grant which has a contractual life similar to the option’s expected term. Employee termination behavior is based on historical data of the forfeiture of nonvested share-based awards through the termination of service by plan participants. Based on historical data, the Company estimates the forfeiture rate on nonvested awards to be approximately three percent at January 1, 2006. Compensation expense is recognized in the financial statements on a straight-line basis over the remaining vesting period of the outstanding nonvested stock options.

A summary of option activity during the nine months ended September 30, 2006 follows:

	Shares	Weighted-Average Exercise Price

Beginning outstanding	12,137,048	$15.01
Exercised	(2,022,539)	6.23
Forfeited	(19,500)	10.56
Expired	(1,248,050)	41.78

Ending outstanding	8,846,959	13.25

Options outstanding at September 30, 2006 had a weighted-average remaining contractual life of 5.5 years and an aggregate intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options as of September 30, 2006) of $74.

As presented above no stock options were granted during the first nine months of 2006. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $25 and cash received from exercise of these stock options was $13. Since the Company is in a loss position in the U.S. it does not currently expect to realize a tax benefit from these option exercises.

At September 30, 2006 there were 8,842,094 shares that were vested or expected to vest, with a weighted-average exercise price of $13.25, an aggregate intrinsic value of $74 and a weighted-average remaining contractual term of 5.5 years; and 8,494,209 shares exercisable, with a weighted-average exercise price of $13.41, an aggregate intrinsic value of $71 and a weighted-average remaining contractual term of 5.4 years. Also at September 30, 2006, there was $1 of unrecognized compensation expense related to outstanding nonvested stock options with a weighted-average recognition period of eight months.

Restricted Stock

Restricted stock was issued in 2005 and 2006, under the 2004 stock-based incentive compensation plan, to certain senior executive officers and vests ratably over three years on the anniversary of the date of grant. The fair value for grants with no performance goal was based on the Company’s closing stock price at the grant date. The 2006 grants included 145,144 shares that vest in February 2009 and contain a performance feature. The performance criterion applied to these shares is the median Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, of the Company during the term of the grant measured against a peer group of companies. The level of shares which vest in February 2009 is based on the level of performance achieved and ranges between 0% and 200% of the shares awarded. The performance awards are contingent upon the participant’s employment through the end of the three-year performance period and are settled in stock. The 2005 and 2006 awards permit the accelerated vesting of nonvested shares, excluding nonvested performance shares, upon termination of a participant due to retirement, disability or death. The fair value of each performance share was calculated as $21.17 using a Monte Carlo valuation model. The variables used in this model included stock price volatility of 36.9%, an expected term of three years and a risk-free interest rate assumption of 4.7%, along with other factors associated with the relative performance of the Company’s stock price and shareholder returns when compared to the companies in the peer group.

Crown Holdings, Inc.

A summary of restricted stock transactions during the nine months ended September 30, 2006 follows:

	Shares	Weighted-Average Grant Date Fair Value

Beginning outstanding	604,196	$13.05
Awarded	422,584	19.46
Released	(201,397)	13.05

Ending outstanding	825,383	16.33

As of September 30, 2006 there was $9 of unrecognized compensation cost related to outstanding nonvested restricted stock awards. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The total fair value of shares that vested during the nine months ended September 30, 2006 was $3.

F.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2006 were as follows:

	Americas	North America	Europe	Europe	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance as of January 1, 2006	$420	$151	$673	$629	$140	$2,013
Foreign currency translation	2	3	49	49	11	114

Balance as of September 30, 2006	$422	$154	$722	$678	$151	$2,127

G.	Inventories

	September 30,	December 31,
	2006	2005

Finished goods	$344	$281
Work in process	131	101
Raw material and supplies	447	428

	$922	$810

H.	Debt and Liquidity

In 2005, the Company sold $500 of 7.625% senior notes due 2013 and $600 of 7.75% senior notes due 2015, and entered into an $800 first priority revolving credit facility due 2011 and a first priority term loan facility due 2012 comprised of $165 and €287 term loans. In August 2006, the Company borrowed an additional $200 under its existing first priority term loan facility due 2012. The revolving credit and term loan facilities are subject to a pricing grid and currently have pricing of 1.75% above LIBOR and EURIBOR.

During the first nine months of 2006 and 2005, the Company recognized foreign exchange gains of $9 and losses of $76, respectively, primarily for certain European subsidiaries that have unhedged currency exposure arising from external and intercompany debt obligations.

Crown Holdings, Inc.

I.	Share Repurchases

During the third quarter of 2006, the Company entered into an accelerated share repurchase program pursuant to which, for $100, the Company initially purchased approximately 5.3 million shares of its common stock. At the completion of the program, the Company may receive additional shares dependent on the volume-weighted average stock price during the remaining program period, which will complete in the fourth quarter of 2006. Through September 30, the Company has repurchased approximately 6.2 million shares of its common stock for $117 during 2006, and has approximately 162.9 million shares outstanding as of September 30, 2006.

J.	Derivative Financial Instruments

During the third quarter of 2006, the Company entered into a foreign currency forward contract with a notional value of £54 to buy pound sterling against euro. The contract is accounted for as a fair value hedge of pound sterling intercompany debt owed by a subsidiary with a euro functional currency.

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

During the second quarter of 2006, the Company entered into a foreign currency forward contract with a notional value of $107 to buy U.S. dollars against pound sterling. The contract is accounted for as a fair value hedge of U.S. dollar debt of a U.K. subsidiary that is due December 2006. At September 30, 2006 the aggregate fair value of this derivative instrument was a gain of $1 and was reported within other current assets in the consolidated balance sheet.

In November 2005, the Company entered into four cross-currency swaps with a combined notional value of $700 to buy U.S. dollars against euro. The swaps are accounted for as cash flow hedges of U.S. dollar intercompany debt owed by a subsidiary with a euro functional currency. At September 30, 2006 the aggregate fair value of these derivatives was a loss of $58 and was reported within other current liabilities and other non-current liabilities in the consolidated balance sheet.

K.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the nine months ended September 30, 2006 and 2005, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2005	$14	$ 1	$15
Provision	2	1	3
Payments	(12)	(1)	(13)
Foreign currency translation	(1)		(1)

Balance as of September 30, 2005	$ 3	$ 1	$ 4

Balance as of January 1, 2006	$12	$ 1	$13
Provision	9	5	14
Payments	(5)	(2)	(7)
Foreign currency translation	1		1

Balance as of September 30, 2006	$17	$ 4	$21

The charge of $14 in 2006 included $5 for severance costs in the Europe Food segment to close a plant, $4 of corporate charges for the estimated settlement costs of a labor dispute related to prior restructurings, $3 for severance costs in the Europe Specialty Packaging segment to reduce headcount, and $1 each in South America and Asia for severance related to plant consolidations.

Crown Holdings, Inc.

L.	Asbestos–Related Liabilities

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

In May 2006, May 2005, January 2005 and April 2004, the States of South Carolina, Florida, Ohio and Mississippi, respectively, enacted legislation that limits the asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new legislation, which applies to future and, with the exception of South Carolina, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork

In June 2003, the State of Texas enacted legislation that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets. On October 31, 2003, Crown Cork received a favorable ruling on its motion for summary judgment in two asbestos-related cases pending against it in the district court of Harris County, Texas (in Re Asbestos-Litigation No. 90-23333, District Court, Harris County, Texas), which were appealed. On May 4, 2006, the Texas Fourteenth Court of Appeals upheld the favorable ruling in one of the two cases (Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas). The Appeals Court decision is subject to potential appeal by the plaintiff. In addition, a favorable ruling for summary judgment in an asbestos case pending against Crown Cork in the district court of Travis County, Texas (in Re Rosemarie Satterfield as Representative of the Estate of Jerrold Braley Deceased v. Crown Cork & Seal Company, Inc. District Court Travis County, 98th Judicial District Cause No. GN-203572) has been appealed. Although the Company believes that the rulings of the District Court and Appeals Court are correct, there can be no assurance that the legislation will be upheld by the Texas courts on appeal or in other cases that may challenge the legislation.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos-related cases against Crown Cork in Philadelphia and remanded the cases to the Philadelphia Court of Common Pleas (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Court ruled that the new statute, as applied, violated the Pennsylvania Constitution because it retroactively extinguished the plaintiffs’ pre-existing and accrued causes of action. The Company believes that the ruling by the court was limited only to cases which were pending at the time the legislation was enacted. In November 2004, the Commonwealth of Pennsylvania enacted legislation amending the 2001 successor liability statute providing that the 2001 statute applies only to asbestos-related claims with respect to which the two-year statute of limitations for asbestos-related claims began to run after the statute was enacted on December 17, 2001. On July 28, 2005, the Philadelphia Court of Common Pleas granted Crown Cork’s global motion for summary judgment to dismiss all pending asbestos-related cases filed in the court after December 17, 2003 (In re: Asbestos-Litigation October term 1986, No. 001). Subsequently filed cases have also been dismissed by the Philadelphia Court of Common Pleas based on the statute. These decisions remain subject to potential appeal by the plaintiffs and in five cases a notice of appeal to the Superior Court of Pennsylvania has been filed by the plaintiffs. The Company cautions that the Company’s position regarding the limitation of the Pennsylvania Supreme Court ruling may not be upheld.

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

During the nine months ended September 30, 2006, Crown Cork received approximately 4,000 new claims, settled or dismissed approximately 3,000 claims for a total of $9 and had approximately 80,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of September 30, 2006, the Company’s accrual for pending and future asbestos-related claims was $199. The Company estimates that its probable and estimable liability for pending and future asbestos-related claims will range between $199 and $257. The accrual balance of $199 includes $124 for unasserted claims and $5 for committed settlements that will be paid over time.

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

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Texas, South Carolina, Florida, Mississippi, Ohio and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2015. The upper end of the Company’s estimated range of possible asbestos costs of $257 includes claims beyond that date.

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

M.	Commitments and Contingent Liabilities

In 2003, Crown Cork amended the retiree medical benefits that it had been providing to approximately 10,000 retirees pursuant to a series of collective bargaining agreements between Crown Cork and certain unions. The amendments increased maximum coverage, required additional retiree contributions for medical and prescription drug costs and reduced other coverage benefits. Crown Cork is a party to litigation initiated in June 2003 in which the USWA and IAM unions and retirees claim that the retiree medical benefits were vested and that the amendments breached the applicable collective bargaining agreements in violation of ERISA and the Labor Management Relations Act. Crown Cork and the USWA parties have submitted their dispute to binding arbitration in Pittsburgh, Pennsylvania and, with respect to litigation involving Crown and the IAM parties, a federal district court in Nebraska ruled that, pursuant to the collective bargaining agreement, the matter should be resolved through arbitration. The Company has appealed the district court’s ruling. The Company believes that it had the right to make such amendments and intends to contest the matter vigorously. However, the ultimate outcome of these cases is uncertain and if they are decided adversely, the Company could be required to restore all or a portion of the retiree medical benefits to their pre-amendment levels. Restoration of the retiree medical benefits to their pre-amendment levels would increase the accumulated postretirement obligation by approximately $56, the annual charge to income by approximately $9, and the annual payments to retirees by approximately $6 in the initial years after restoration.

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

At September 30, 2006, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 2006, the Company also had guarantees of $24 related to the residual values of leased assets and recorded a liability of $8 related to these guarantees.

N.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended September 30, 2006 and 2005, respectively:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

Earnings:
Income from continuing operations	$ 87	$ 82	$ 171	$ 81

Weighted-average common shares outstanding:
Basic	165.7	165.9	166.6	165.8
Add: dilutive stock options and restricted stock	4.1	6.0	4.2	6.0

Diluted	169.8	171.9	170.8	171.8

Basic earnings per share - continuing operations	$ 0.52	$ 0.49	$ 1.02	$ 0.49

Diluted earnings per share - continuing operations	$ 0.51	$ 0.47	$ 1.00	$ 0.47

Crown Holdings, Inc.

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 2.2 million and 2.7 million shares for the three and nine months ended September 30, 2006, respectively, and 3.6 million shares for both the three and nine months ended September 30, 2005. These shares were excluded because the exercise prices of the then outstanding options were above the average market prices for the related periods

O.	Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	September 30		September 30

Pension Benefits - U.S. Plans	2006	2005	2006	2005

Service cost	$2	$2	$7	$7
Interest cost	19	20	58	59
Expected return on plan assets	(27)	(22)	(81)	(64)
Recognized prior service cost	1		2	1
Recognized net loss	13	14	42	46

Net periodic benefit cost	$8	$14	$28	$49

	Three Months Ended		Nine Months Ended
	September 30		September 30

Pension Benefits - Non-U.S. Plans	2006	2005	2006	2005

Service cost	$8	$9	$26	$28
Interest cost	39	40	113	125
Expected return on plan assets	(55)	(53)	(160)	(165)
Recognized prior service cost	(2)	(1)	(5)	(5)
Recognized net loss	9	11	27	38

Net periodic benefit cost/(income)	($1)	$6	$1	$21

	Three Months Ended		Nine Months Ended
	September 30		September 30

Other Postretirement Benefits	2006	2005	2006	2005

Service cost	$1	$1	$3	$3
Interest cost	7	9	25	28
Recognized prior service cost	(3)	(2)	(11)	(8)
Recognized net loss		3	9	11

Net periodic benefit cost	$5	$11	$26	$34

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected its 2006 pension plan contributions to be $23, excluding a potential additional contribution to its U.K. plan. The Company now expects that an additional contribution of £31 will be made to its U.K. plan in 2006 and that its total pension plan contributions for 2006 will be approximately $80.

P.	Segment Information

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

The tables below present information about operating segments for the three and nine months ended September 30, 2006 and 2005:

	External Sales		External Sales

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

Americas Beverage	$437	$438	$1,210	$1,271
North America Food	250	226	630	585
Europe Beverage	342	273	919	722
Europe Food	574	567	1,435	1,439
Europe Specialty Packaging	120	112	312	311

Total reportable segments	1,723	1,616	4,506	4,328
Non-reportable segments	299	274	869	835

Total	$2,022	$1,890	$5,375	$5,163

	Segment Income		Segment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

Americas Beverage	$51	$56	$117	$148
North America Food	28	13	54	32
Europe Beverage	32	43	96	110
Europe Food	55	70	146	168
Europe Specialty Packaging	6	7	20	19

Total reportable segments	$172	$189	$433	$477

The following table reconciles the Company’s segment income of reportable segments to consolidated income from continuing operations before income taxes, minority interests and equity earnings:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

Segment income of reportable segments	$172	$189	$433	$477
Segment income of non-reportable segments	28	27	92	90
Corporate and unallocated items	(16)	(31)	(66)	(114)
Gain on sale of assets	1		2	22
Provision for restructuring		(3)	(14)	(3)
Loss from early extinguishments of debt				(2)
Interest expense	(73)	(94)	(210)	(283)
Interest income	2	2	8	6
Translation and exchange adjustments	1	19	9	(76)

Income from continuing operations before income taxes, minority interests and equity earnings	$115	$109	$254	$117

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs. The decrease from 2005 to 2006 was primarily due to reduced pension and incentive compensation costs in 2006.

Crown Holdings, Inc.

Q.	Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The following condensed combining financial statements:

• statements of operations for the three and nine months ended September 30, 2006 and 2005,

• balance sheets as of September 30, 2006 and December 31, 2005, and

• statements of cash flows for the nine months ended September 30, 2006 and 2005 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,204	$818		$2,022

Cost of products sold, excluding depreciation
and amortization		($6)	1,008	700		1,702
Depreciation and amortization			35	23		58

Gross profit		6	161	95		262

Selling and administrative expense			59	19		78
Gain on sale of assets			(1)			(1)
Net interest expense		18	53			71
Technology royalty			(9)	9
Translation and exchange adjustments			(2)	1		(1)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(12)	61	66		115
Provision for income taxes			2	14		16
Equity earnings	$85	60	28		($173)

Income from continuing operations before
minority interests and equity earnings	85	48	87	52	(173)	99
Minority interests and equity earnings				(12)		(12)

Income from continuing operations	85	48	87	40	(173)	87

Discontinued operations
Loss before income taxes			(2)			(2)
Provision for income taxes

Net income	$85	$48	$85	$40	($173)	$85

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,151	$739		$1,890

Cost of products sold, excluding depreciation
and amortization		($5)	939	621		1,555
Depreciation and amortization			40	23		63

Gross profit		5	172	95		272

Selling and administrative expense			58	29		87
Provision for restructuring			2	1		3
Net interest expense		30	59	3		92
Technology royalty			(10)	10
Translation and exchange adjustments		(24)	5			(19)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(1)	58	52		109
Provision for income taxes			3	14		17
Equity earnings	$78	67	25		($170)

Income from continuing operations before
minority interests and equity earnings	78	66	80	38	(170)	92
Minority interests and equity earnings				(10)		(10)

Income from continuing operations	78	66	80	28	(170)	82

Discontinued operations
Income/(loss) before income taxes			(1)	6		5
Provision for income taxes			1	8		9

Net income	$78	$66	$78	$26	($170)	$78

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$3,297	$2,078		$5,375

Cost of products sold, excluding depreciation
and amortization		($17)	2,785	1,744		4,512
Depreciation and amortization			107	63		170

Gross profit		17	405	271		693

Selling and administrative expense			178	56		234
(Gain)/loss on sale of assets		(7)	5			(2)
Provision for restructuring			7	7		14
Net interest expense		50	151	1		202
Technology royalty			(23)	23
Translation and exchange adjustments		3	(14)	2		(9)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(29)	101	182		254
Provision for income taxes			6	36		42
Equity earnings	$142	134	74		($350)

Income from continuing operations before
minority interests and equity earnings	142	105	169	146	(350)	212
Minority interests and equity earnings				(41)		(41)

Income from continuing operations	142	105	169	105	(350)	171

Discontinued operations
Loss before income taxes			(26)	(2)		(28)
Provision for income taxes			1			1

Net income	$142	$105	$142	$103	($350)	$142

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$3,341	$1,822		$5,163

Cost of products sold, excluding depreciation
and amortization		($15)	2,792	1,492		4,269
Depreciation and amortization			122	62		184

Gross profit		15	427	268		710

Selling and administrative expense			189	68		257
Gain on sale of assets			(10)	(12)		(22)
Provision for restructuring			2	1		3
Loss from early extinguishments of debt			2			2
Net interest expense		91	179	7		277
Technology royalty			(25)	25
Translation and exchange adjustments		2	45	29		76

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(78)	45	150		117
Provision/(benefit) for income taxes			(29)	44		15
Equity earnings	$96	172	6		($274)

Income from continuing operations before
minority interests and equity earnings	96	94	80	106	(274)	102
Minority interests and equity earnings				(21)		(21)

Income from continuing operations	96	94	80	85	(274)	81

Discontinued operations
Income before income taxes			28	6		34
Provision for income taxes			12	7		19

Net income	$96	$94	$96	$84	($274)	$96

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$43	$246		$289
Receivables, net		$104	153	813		1,070
Intercompany receivables		2	72	30	($104)
Inventories			518	404		922
Prepaid expenses and other current assets	$1	6	52	10		69

Total current assets	1	112	838	1,503	(104)	2,350

Intercompany debt receivables		1,500	1,526	385	(3,411)
Investments	3	3,070	(182)		(2,891)
Goodwill			1,510	617		2,127
Property, plant and equipment, net			908	692		1,600
Pension assets			964			964
Other non-current assets		10	138	47		195

Total	$4	$4,692	$5,702	$3,244	($6,406)	$7,236

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$28	$2	$56		$86
Current maturities of long-term debt		4	112	27		143
Accounts payable and accrued liabilities	$6	16	1,130	710		1,862
Intercompany payables			30	74	($104)
Income taxes payable		3	21	31		55

Total current liabilities	6	51	1,295	898	(104)	2,146

Long-term debt, excluding current maturities		1,045	2,345	79		3,469
Long-term intercompany debt	105	2,249	771	286	(3,411)
Postretirement and pension liabilities		1	752	17		770
Other non-current liabilities		48	536	103		687
Minority interests				271		271
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(107)	1,298	3	1,590	(2,891)	(107)

Total	$4	$4,692	$5,702	$3,244	($6,406)	$7,236

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$67	$227		$294
Receivables, net		$61	61	564		686
Intercompany receivables		1	65	53	($119)
Inventories			470	340		810
Prepaid expenses and other current assets			53	2		55

Total current assets		62	716	1,186	(119)	1,845

Intercompany debt receivables	$3	1,562	1,562	740	(3,867)
Investments	(222)	2,685	(122)		(2,341)
Goodwill			1,430	583		2,013
Property, plant and equipment, net			951	656		1,607
Pension assets			871			871
Other non-current assets		11	120	78		209

Total	($219)	$4,320	$5,528	$3,243	($6,327)	$6,545

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$23	$2	$47		$72
Current maturities of long-term debt		3	110	26		139
Accounts payable and accrued liabilities	$17	14	1,037	606		1,674
Intercompany payables		4	49	66	($119)
Income taxes payable		5	9	44		58

Total current liabilities	17	49	1,207	789	(119)	1,943

Long-term debt, excluding current maturities		912	2,214	66		3,192
Long-term intercompany debt		2,212	1,066	589	(3,867)
Postretirement and pension liabilities			730	15		745
Other non-current liabilities		13	533	109		655
Minority interests				246		246
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(236)	1,134	(222)	1,429	(2,341)	(236)

Total	($219)	$4,320	$5,528	$3,243	($6,327)	$6,545

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($4)	($65)	$7	$76		$14

Cash flows from investing activities
Capital expenditures			(52)	(84)		(136)
Proceeds from sale of property,plant and equipment			3	2		5
Intercompany investing activities		(42)	197		($155)
Other			(4)	13		9

Net cash provided by/(used for) investing activities		(42)	144	(69)	(155)	(122)

Cash flows from financing activities
Proceeds from long–term debt			200	21		221
Payments of long–term debt				(13)		(13)
Net change in revolving credit facility and short–term debt		49	(48)	7		8
Net change in long–term intercompany balances	108	58	(225)	59
Common stock repurchased	(117)					(117)
Common stock issued	13					13
Dividends paid			(99)	(56)	155
Minority dividends				(19)		(19)
Other			(4)			(4)

Net cash provided by/(used for) financing activities	4	107	(176)	(1)	155	89

Effect of exchange rate changes on cash and cash equivalents			1	13		14

Net change in cash and cash equivalents			(24)	19		(5)

Cash and cash equivalents at January 1			67	227		294

Cash and cash equivalents at September 30	$0	$0	$43	$246	$0	$289

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by /(used for) operating activities	$2	($164)	$111	$152		$101

Cash flows from investing activities
Capital expenditures			(75)	(40)		(115)
Proceeds from sale of property, plant and equipment			21	5		26
Intercompany investing activities		47	20		($67)
Other			(41)	(15)		(56)

Net cash provided by / (used for) investing activities		47	(75)	(50)	(67)	(145)

Cash flows from financing activities

Proceeds from long-term debt				10		10
Payments of long-term debt			(80)	(7)		(87)
Net change in revolving credit facility and short–term debt			14	(28)		(14)
Net change in long–term intercompany balances	4	147	(60)	(91)
Common stock repurchased	(14)					(14)
Common stock issued	8					8
Dividends paid			(23)	(44)	67
Minority dividends				(35)		(35)

Net cash provided by / (used for) financing activities	(2)	147	(149)	(195)	67	(132)

Effect of exchange rate changes on cash and cash equivalents			(4)	(16)		(20)

Net change in cash and cash equivalents		30	(117)	(109)		(196)

Cash and cash equivalents at January 1		1	168	302		471

Cash and cash equivalents at September 30	$0	$31	$51	$193	$0	$275

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations for the three and nine months ended September 30, 2006 and 2005,

• balance sheets as of September 30, 2006 and December 31, 2005, and

• statements of cash flows for the nine months ended September 30, 2006 and 2005 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$2,022		$2,022

Cost of products sold, excluding depreciation and amortization			1,702		1,702
Depreciation and amortization			58		58

Gross profit			262		262

Selling and administrative expense		$2	76		78
Gain on sale of assets			(1)		(1)
Net interest expense		17	54		71
Translation and exchange adjustments			(1)		(1)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(19)	134		115
Provision/(benefit) for income taxes		(18)	34		16
Equity earnings	$85	85		($170)

Income from continuing operations before minority interests and equity earnings	85	84	100	(170)	99
Minority interests and equity earnings		1	(13)		(12)

Income from continuing operations	85	85	87	(170)	87

Discontinued operations
Loss before income taxes			(2)		(2)
Provision for income taxes

Net income	$85	$85	$85	($170)	$85

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,890		$1,890

Cost of products sold, excluding depreciation and amortization			1,555		1,555
Depreciation and amortization			63		63

Gross profit			272		272

Selling and administrative expense		$2	85		87
Provision for restructuring			3		3
Net interest expense		80	12		92
Translation and exchange adjustments			(19)		(19)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(82)	191		109
Provision/(benefit) for income taxes		(33)	50		17
Equity earnings	$78	124		($202)

Income from continuing operations before minority interests and equity earnings	78	75	141	(202)	92
Minority interests and equity earnings		3	(13)		(10)

Income from continuing operations	78	78	128	(202)	82

Discontinued operations
Income before income taxes			5		5
Provision for income taxes			9		9

Net income	$78	$78	$124	($202)	$78

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$5,375		$5,375

Cost of products sold, excluding depreciation and amortization			4,512		4,512
Depreciation and amortization			170		170

Gross profit			693		693

Selling and administrative expense		$6	228		234
Gain on sale of assets			(2)		(2)
Provision for restructuring			14		14
Net interest expense		48	154		202
Translation and exchange adjustments			(9)		(9)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(54)	308		254
Provision/(benefit) for income taxes		(33)	75		42
Equity earnings	$142	161		($303)

Income from continuing operations before minority interests and equity earnings	142	140	233	(303)	212
Minority interests and equity earnings		2	(43)		(41)

Income from continuing operations	142	142	190	(303)	171

Discontinued operations
Loss before income taxes			(28)		(28)
Provision for income taxes			1		1

Net income	$142	$142	$161	($303)	$142

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$5,163		$5,163

Cost of products sold, excluding depreciation and amortization			4,269		4,269
Depreciation and amortization			184		184

Gross profit			710		710

Selling and administrative expense		$5	252		257
Gain on sale of assets			(22)		(22)
Provision for restructuring			3		3
Loss from early extinguishments of debt			2		2
Net interest expense		242	35		277
Translation and exchange adjustments			76		76

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(247)	364		117
Provision/(benefit) for income taxes		(91)	106		15
Equity earnings	$96	242		($338)

Income from continuing operations before minority interests and equity earnings	96	86	258	(338)	102
Minority interests and equity earnings		10	(31)		(21)

Income from continuing operations	96	96	227	(338)	81

Discontinued operations
Income before income taxes			34		34
Provision for income taxes			19		19

Net income	$96	$96	$242	($338)	$96

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$289		$289
Receivables, net			1,070		1,070
Inventories			922		922
Prepaid expenses and current assets	$1		68		69

Total current assets	1		2,349		2,350

Intercompany debt receivables			240	($240)
Investments	3	$1,069		(1,072)
Goodwill			2,127		2,127
Property, plant and equipment, net			1,600		1,600
Pension assets			964		964
Other non-current assets		8	187		195

Total	$4	$1,077	$7,467	($1,312)	$7,236

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt			$86		$86
Current maturities of long-term debt		$1	142		143
Accounts payable and accrued liabilities	$6	49	1,807		1,862
Income taxes payable			55		55

Total current liabilities	6	50	2,090		2,146

Long-term debt, excluding current maturities		698	2,771		3,469
Long-term intercompany debt	105	135		($240)
Postretirement and pension liabilities			770		770
Other non-current liabilities		191	496		687
Minority interests			271		271
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(107)	3	1,069	(1,072)	(107)

Total	$4	$1,077	$7,467	($1,312)	$7,236

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($4)	($17)	$35		$14

Cash flows from investing activities
Capital expenditures			(136)		(136)
Proceeds from sale of property, plant and equipment			5		5
Intercompany investing activities		3		($3)
Other			9		9

Net cash provided by/(used for) investing activities		3	(122)	(3)	(122)

Cash flows from financing activities
Proceeds from long-term debt			221		221
Payments of long-term debt			(13)		(13)
Net change in revolving credit facility and short-term debt			8		8
Net change in long-term intercompany balances	108	14	(122)
Common stock repurchased	(117)				(117)
Common stock issued	13				13
Dividends paid			(3)	3
Minority dividends			(19)		(19)
Other			(4)		(4)

Net cash provided by financing activities	4	14	68	3	89

Effects of exchange rate changes on cash and cash equivalents			14		14

Net change in cash and cash equivalents			(5)		(5)

Cash and cash equivalents at January 1			294		294

Cash and cash equivalents at September 30	$0	$0	$289	$0	$289

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$2	($161)	$260		$101

Cash flows from investing activities
Capital expenditures			(115)		(115)
Proceeds from sale of property, plant and equipment			26		26
Intercompany investing activities		6		($6)
Other			(56)		(56)

Net cash provided by / (used for) investing activities		6	(145)	(6)	(145)

Cash flows from financing activities
Proceeds from long-term debt			10		10
Payments of long-term debt			(87)		(87)
Net change in revolving credit facility and short-term debt			(14)		(14)
Net change in long-term intercompany balances	4	155	(159)
Common stock repurchased	(14)				(14)
Common stock issued	8				8
Dividends paid			(6)	6
Minority dividends			(35)		(35)

Net cash provided by/(used for) financing activities	(2)	155	(291)	6	(132)

Effects of exchange rate changes on cash and cash equivalents			(20)		(20)

Net change in cash and cash equivalents			(196)		(196)

Cash and cash equivalents at January 1			471		471

Cash and cash equivalents at September 30	$0	$0	$275	$0	$275

Crown Holdings, Inc.

In connection with the Company’s 2005 refinancing as discussed in Note H, Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, issued senior unsecured notes that are fully and unconditionally guaranteed by substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

• statements of operations for the three and nine months ended September 30, 2006 and 2005,

• balance sheets as of September 30, 2006 and December 31, 2005, and

• statements of cash flows for the nine months ended September 30, 2006 and 2005 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$547	$1,475		$2,022

Cost of products sold, excluding depreciation
and amortization			456	1,246		1,702
Depreciation and amortization			16	42		58

Gross profit			75	187		262

Selling and administrative expense		$2	23	53		78
Gain on sale of assets				(1)		(1)
Net interest expense		14	20	37		71
Technology royalty			(12)	12
Translation and exchange adjustments				(1)		(1)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(16)	44	87		115
Provision/(benefit) for income taxes		(6)	6	16		16
Equity earnings	$85	146	48		($279)

Income from continuing operations before
minority interests and equity earnings	85	136	86	71	(279)	99
Minority interests and equity earnings		(1)		(11)		(12)

Income from continuing operations	85	135	86	60	(279)	87

Discontinued operations
Loss before income taxes		(1)	(1)			(2)
Provision for income taxes

Net income	$85	$134	$85	$60	($279)	$85

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$538	$1,352		$1,890

Cost of products sold, excluding depreciation
and amortization			452	1,103		1,555
Depreciation and amortization			19	44		63

Gross profit			67	205		272

Selling and administrative expense		$2	29	56		87
(Gain)/loss on sale of assets			(1)	1
Provision for restructuring			1	2		3
Net interest expense		3	31	58		92
Technology royalty			(15)	15
Translation and exchange adjustments				(19)		(19)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(5)	22	92		109
Provision/(benefit) for income taxes		(2)	4	15		17
Equity earnings	$78	78	55		($211)

Income from continuing operations before
minority interests and equity earnings	78	75	73	77	(211)	92
Minority interests and equity earnings			3	(13)		(10)

Income from continuing operations	78	75	76	64	(211)	82

Discontinued operations
Income before income taxes			3	1		4
Provision for income taxes			1	7		8

Net income	$78	$75	$78	$58	($211)	$78

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,527	$3,848		$5,375

Cost of products sold, excluding depreciation
and amortization			1,309	3,203		4,512
Depreciation and amortization			48	122		170

Gross profit			170	523		693

Selling and administrative expense		$6	71	157		234
Gain on sale of assets			(1)	(1)		(2)
Provision for restructuring			4	10		14
Net interest expense		41	55	106		202
Technology royalty			(29)	29
Translation and exchange adjustments			(1)	(8)		(9)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(47)	71	230		254
Provision/(benefit) for income taxes		(17)	13	46		42
Equity earnings	$142	205	85		($432)

Income from continuing operations before
minority interests and equity earnings	142	175	143	184	(432)	212
Minority interests and equity earnings		(1)		(40)		(41)

Income from continuing operations	142	174	143	144	(432)	171

Discontinued operations
Loss before income taxes		(1)	(1)	(26)		(28)
Provision for income taxes				1		1

Net income	$142	$173	$142	$117	($432)	$142

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,523	$3,640		$5,163

Cost of products sold, excluding depreciation
and amortization			1,307	2,962		4,269
Depreciation and amortization			59	125		184

Gross profit			157	553		710

Selling and administrative expense		$6	83	168		257
Gain on sale of assets			(7)	(15)		(22)
Provision for restructuring			1	2		3
Loss from early extinguishments of debt				2		2
Net interest expense		16	87	174		277
Technology royalty			(37)	37
Translation and exchange adjustments				76		76

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(22)	30	109		117
Provision/(benefit) for income taxes		(8)	5	18		15
Equity earnings	$96	210	57		($363)

Income from continuing operations before
minority interests and equity earnings	96	196	82	91	(363)	102
Minority interests and equity earnings		1	10	(32)		(21)

Income from continuing operations	96	197	92	59	(363)	81

Discontinued operations
Income before income taxes			7	27		34
Provision for income taxes			3	16		19

Net income	$96	$197	$96	$70	($363)	$96

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$10	$1	$278		$289
Receivables, net			16	1,054		1,070
Intercompany receivables			68	13	($81)
Inventories			170	752		922
Prepaid expenses and other current assets	$1	2	5	61		69

Total current assets	1	12	260	2,158	(81)	2,350

Intercompany debt receivables		1,272	703	77	(2,052)
Investments	3	576	1,195		(1,774)
Goodwill			445	1,682		2,127
Property, plant and equipment, net		3	389	1,208		1,600
Pension assets				964		964
Other non-current assets		41	49	105		195

Total	$4	$1,904	$3,041	$6,194	($3,907)	$7,236

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$86		$86
Current maturities of long-term debt			$4	139		143
Accounts payable and accrued liabilities	$6	$36	369	1,451		1,862
Intercompany payables			13	68	($81)
Income taxes payable			10	45		55

Total current liabilities	6	36	396	1,789	(81)	2,146

Long-term debt, excluding current maturities		1,615	694	1,160		3,469
Long-term intercompany debt	105	443	563	941	(2,052)
Postretirement and pension liabilities			593	177		770
Other non-current liabilities			219	468		687
Minority interests				271		271
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(107)	(190)	576	1,388	(1,774)	(107)

Total	$4	$1,904	$3,041	$6,194	($3,907)	$7,236

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$18	$1	$275		$294
Receivables, net			10	676		686
Intercompany receivables			54		($54)
Inventories			156	654		810
Prepaid expenses and other current assets		1	1	53		55

Total current assets		19	222	1,658	(54)	1,845

Intercompany debt receivables	$3	1,096	458	62	(1,619)
Investments	(222)	375	454		(607)
Goodwill			444	1,569		2,013
Property, plant and equipment, net		3	419	1,185		1,607
Pension assets				871		871
Other non-current assets		42	47	120		209

Total	($219)	$1,535	$2,044	$5,465	($2,280)	$6,545

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$72		$72
Current maturities of long-term debt			$2	137		139
Accounts payable and accrued liabilities	$17	$12	343	1,302		1,674
Intercompany payables				54	($54)
Income taxes payable			9	49		58

Total current liabilities	17	12	354	1,614	(54)	1,943

Long-term debt, excluding current maturities		1,475	697	1,020		3,192
Long-term intercompany debt		412	403	804	(1,619)
Postretirement and pension liabilities			574	171		745
Other non-current liabilities			238	417		655
Minority interests				246		246
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(236)	(364)	(222)	1,193	(607)	(236)

Total	($219)	$1,535	$2,044	$5,465	($2,280)	$6,545

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($4)	($3)	$10	$11		$14

Cash flows from investing activities
Capital expenditures		(1)	(24)	(111)		(136)
Proceeds from sale of property, plant and equipment			1	4		5
Intercompany investing activities		5	16		($21)
Other				9		9

Net cash provided by/(used for) investing activities		4	(7)	(98)	(21)	(122)

Cash flows from financing activities
Proceeds from long–term debt		200		21		221
Payments of long–term debt				(13)		(13)
Net change in revolving credit facility and short-term debt		(60)		68		8
Net change in long-term intercompany balances	108	(145)	(3)	40
Common stock repurchased	(117)					(117)
Common stock issued	13					13
Dividends paid				(21)	21
Minority dividends				(19)		(19)
Other		(4)				(4)

Net cash provided by/(used for) financing activities	4	(9)	(3)	76	21	89

Effect of exchange rate changes on cash and cash equivalents				14		14

Net change in cash and cash equivalents		(8)		3		(5)

Cash and cash equivalents at January 1		18	1	275		294

Cash and cash equivalents at September 30	$0	$10	$1	$278	$0	$289

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$2	($8)	($21)	$128		$101

Cash flows from investing activities
Capital expenditures			(24)	(91)		(115)
Proceeds from sale of property, plant and equipment		4	10	12		26
Intercompany investing activities		9	2		($11)
Other				(56)		(56)

Net cash provided by/(used for) investing activities		13	(12)	(135)	(11)	(145)

Cash flows from financing activities
Proceeds from long-term debt				10		10
Payments of long-term debt			(1)	(86)		(87)
Net change in revolving credit facility and short-term debt		10		(24)		(14)
Net change in long-term intercompany balances	4		3	(7)
Common stock repurchased	(14)					(14)
Common stock issued	8					8
Dividends paid				(11)	11
Minority dividends				(35)		(35)

Net cash provided by/(used for) financing activities	(2)	10	2	(153)	11	(132)

Effect of exchange rate changes on cash and cash equivalents				(20)		(20)

Net change in cash and cash equivalents		15	(31)	(180)		(196)

Cash and cash equivalents at January 1		9	37	425		471

Cash and cash equivalents at September 30	$0	$24	$6	$245	$0	$275

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005 and the changes in financial condition and liquidity from December 31, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

As discussed in Note C to the consolidated financial statements, the Company completed the sale of its plastic closures business in October 2005 and during the second quarter of 2006 either sold, or committed to a plan to sell, its European plastics operations. The results of operations for prior periods used in the following discussion have been recast to report these businesses as discontinued operations.

The Company’s principal areas of focus include improving segment income, reducing debt and reducing asbestos-related costs. See Note P to the consolidated financial statements for information regarding segment income.

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

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $29 for the full year of 2005 and $15 for the first nine months of 2006, and the Company expects to pay approximately $25 for the full year of 2006.

The Company may also from time to time consider transactions such as acquisitions (which may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $244 is available at September 30, 2006). Such transactions, including the repurchase of Company common stock, would be subject to compliance with the Company’s debt agreements.

Results of Operations

Net Sales

Net sales in the third quarter of 2006 were $2,022, an increase of $132 or 7.0% compared to net sales of $1,890 for the same period in 2005. Net sales in the first nine months of 2006 were $5,375, an increase of $212 or 4.1% compared to net sales of $5,163 for the same period in 2005. Sales from U.S. operations accounted for 28.8% of consolidated net sales in the first nine months of 2006 compared to 30.5% for the same period in 2005. Sales of beverage cans and ends accounted for 43.3% and sales of food cans and ends accounted for 34.4% of consolidated net sales in the first nine months of 2006 compared to 42.6% and 35.4%, respectively, in 2005.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net sales in the Americas Beverage segment in the third quarter decreased 0.2% from $438 in 2005 to $437 in 2006. Net sales in the first nine months of 2006 decreased 4.8% from $1,271 in 2005 to $1,210 in 2006. The decreases in 2006 were primarily due to lower sales unit volumes.

Net sales in the North America Food segment in the third quarter increased 10.6% from $226 in 2005 to $250 in 2006. Net sales in the first nine months of 2006 increased 7.7% from $585 in 2005 to $630 in 2006. The increases in the quarter and first nine months of 2006 were primarily due to increased sale unit volumes and $3 of foreign currency translation for the quarter and $6 for the first nine months.

Net sales in the Europe Beverage segment increased 25.3% from $273 in the third quarter of 2005 to $342 in the same period in 2006. Net sales in the first nine months of 2006 increased 27.3% from $722 in 2005 to $919 in 2006. The increases in the quarter and first nine months of 2006 included increases of $40 and $117 due to the consolidation of certain Middle East operations, as discussed in Note D to the consolidated financial statements. The remaining increase in the third quarter and first nine months was primarily due to increased sales unit volumes.

Net sales in the Europe Food segment increased 1.2% from $567 in the third quarter of 2005 to $574 in the same period in 2006, primarily due to the pass-through of higher material costs to customers. Net sales in the first nine months of 2006 decreased 0.3% from $1,439 in 2005 to $1,435 in 2006, primarily due to $21 from the impact of foreign currency translation, partially offset by selling price increases from the pass-through of higher material costs to customers.

Net sales in the Europe Specialty Packaging segment increased 7.1% from $112 in the third quarter of 2005 to $120 in the same period in 2006, primarily due to the impact of foreign currency translation. Net sales in the first nine months of 2006 increased 0.3% from $311 in 2005 to $312 in 2006.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,702 and $4,512 for the third quarter and first nine months of 2006, increases of $147 and $243 compared to $1,555 and $4,269 for the same periods in 2005. The increases were primarily due to the impact of higher material costs for aluminum and steel, and included an increase of $34 and a decrease of $5 due to the impact of foreign currency translation for the third quarter and nine months, respectively. Cost of products sold for the quarter also included a charge of $6 relating to the expected settlement of a dispute with a European supplier regarding cost of materials supplied in 2006.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 84.2% and 83.9% for the third quarter and first nine months of 2006 compared to 82.3% and 82.7% for the same periods in 2005.

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

Depreciation and Amortization

Depreciation and amortization was $58 and $170 in the third quarter and first nine months of 2006, decreases of $5 or 7.9% and $14 or 7.6%, respectively, from the prior year periods. The decreases were primarily due to lower capital spending in recent years.

Selling and Administrative Expense

Selling and administrative expense was $78 in the third quarter of 2006 compared to $87 for the same period in 2005. The decrease was primarily due to lower incentive compensation costs in 2006. As a percentage of net sales, selling and administrative expense was 3.9% in the third quarter of 2006 compared to 4.6% for the same period in 2005.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Selling and administrative expense was $234 in the first nine months of 2006 compared to $257 for the same period in 2005. The decrease was primarily due to lower incentive compensation costs in 2006, partially offset by an increase of $6 for stock compensation costs. As a percentage of net sales, selling and administrative expense was 4.4% for the nine month period ended September 30, 2006 compared to 5.0% for the same period in 2005.

Segment Income

Segment income in the Americas Beverage segment decreased $5 from $56 in the third quarter of 2005 to $51 in the third quarter of 2006. Segment income in the first nine months decreased $31 from $148 in 2005 to $117 in 2006. The decreases in 2006 were primarily due to increased costs for freight, coatings and utilities, and also included a decrease of $12 from lower sales unit volumes in the first nine months.

Segment income in the North America Food segment increased $15 from $13 in the third quarter of 2005 to $28 in the third quarter of 2006. Segment income in the first nine months increased $22 from $32 in 2005 to $54 in 2006. The increases in 2006 were primarily due to increased sales unit volumes and product mix.

Segment income in the Europe Beverage segment decreased $11 from $43 in the third quarter of 2005 to $32 in the third quarter of 2006. Segment income in the first nine months decreased $14 from $110 in 2005 to $96 in 2006. These decreases were primarily due to increased aluminum costs, partially offset by the consolidation of certain Middle East operations, as discussed in Note D to the consolidated financial statements.

Segment income in the Europe Food segment decreased $15 from $70 in the third quarter of 2005 to $55 in the third quarter of 2006. Segment income in the first nine months decreased $22 from $168 in 2005 to $146 in 2006. These decreases were primarily due to higher costs for steel, utilities, and other costs of production.

Segment income in the Europe Specialty Packaging segment decreased $1 from $7 in the third quarter of 2005 to $6 in the third quarter of 2006. Segment income in the first nine months increased $1 from $19 in 2005 to $20 in 2006.

Provision for Restructuring

During the first nine months of 2006, the Company recorded a restructuring charge of $14 as discussed in Note K to the consolidated financial statements.

Gain on Sale of Assets

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

Loss from Early Extinguishments of Debt

During the first nine months of 2005, the Company recognized a loss of $2 in Europe in connection with the repurchase of certain unsecured notes.

Interest Expense

Interest expense decreased $21 and $73, respectively, for the three and nine months ended September 30, 2006 versus the same periods in 2005. The decreases were due to decreased borrowing rates from the Company’s refinancing in October 2005.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Translation and Exchange Adjustments

The results for the nine month period ended September 30, 2006 included net foreign exchange gains of $9 primarily due to certain European subsidiaries that have unhedged currency exposures arising from external and intercompany debt obligations. These currency exposures may continue to result in future foreign exchange gains or losses. The Company may hedge or mitigate a portion of these exposures in the future through derivative instruments or intercompany loans. Further discussion of the potential impact on earnings from foreign currency exposure is provided in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Taxes on Income

The third quarter of 2006 included net tax charges of $16 on pre-tax income of $115 for an effective rate of 13.9%. The difference of $24 between the pre-tax income at the U.S. statutory rate of 35% or $40, and the tax charge of $16, was primarily due to benefits of $21 from valuation allowance adjustments, and $5 to reduce a provision for a European tax contingency due to a settlement with the tax authorities, partially offset by other net charges of $2, including $5 for withholding taxes.

The first nine months of 2006 included a tax charge of $42 on pre-tax income of $254 for an effective rate of 16.5%. The difference of $47 between the pre-tax income at the statutory rate of 35% or $89, and the tax charge of $42, was primarily due to benefits of (i) $26 from lower non-U.S. tax rates in certain jurisdictions, (ii) $22 from valuation allowance adjustments, (iii) $5 to reduce a provision for a European tax contingency due to a settlement with the tax authorities, and (iv) $4 to reduce a provision for U.S. state tax contingencies due to the completion of an audit with a minor assessment. These benefits, totaling $57, were partially offset by other net charges of $10, including $8 for withholding taxes.

The third quarter of 2005 included a tax charge of $17 on pre-tax income of $109 for an effective rate of 15.6%. The difference of $21 between the pre-tax income at the U.S. statutory rate of 35% or $38, and the total tax charge of $17 was primarily due to (i) benefits of $10 from lower non-U.S. tax rates in certain jurisdictions, (ii) a benefit of $4 from the partial release of a tax provision in Europe, (iii) a benefit of $6 from the carryback of a prior U.S. tax loss that had a valuation allowance, and (iv) a net benefit of $7 due to valuation allowance adjustments, offset by (v) charges of $6, including $2 for withholding taxes.

The first nine months of 2005 included a tax charge of $15 on pre-tax income of $117 for an effective rate of 12.8%. The difference of $26 between the pre-tax income at the U.S. statutory rate of 35%, or $41, and the total tax charge of $15 was primarily due to (i) benefits of $27 from lower non-U.S. tax rates in certain jurisdictions, (ii) a benefit of $4 for the partial release of a tax provision in Europe, and (iii) a benefit of $6 from the carryback of a prior U.S. tax loss that had a valuation allowance, partially offset by (iv) charges of $11, including $7 for withholding taxes.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $2 and $20 in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005. These increases were primarily due to the consolidation of the beverage can joint ventures in the Middle East, as discussed in Note D to the consolidated financial statements.

Liquidity and Capital Resources

Cash from Operations

Cash of $14 was provided by operating activities in the first nine months of 2006 compared to $101 provided by operating activities during the same period in 2005. The primary cause of the decrease in cash provided by operating activities was a decrease of $129, from $204 in 2005 to $75 in 2006, in cash collected from receivables securitization programs. The first nine months of 2005 included the addition of a new €120 securitization facility in the U.K. and France. The decrease of $129 from securitization was partially offset by other net improvements of $42. The other net improvements of $42 included (i) a decrease of $139 in interest payments from $302 in 2005 to $163 in 2006 due to timing and lower interest rates from the 2005 refinancing and (ii) a decrease of $134 in pension contributions from $157 in 2005 to $23 in 2006, primarily due to the advanced funding of the U.S. plan in the fourth quarter of 2005, (iii) partially offset by uses of $231, including working capital changes.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

In its Annual Report on Form 10-K for the year ended December 31, 2005, the Company disclosed that it expected its 2006 pension plan contributions to be $23, excluding a potential additional contribution to its U.K. plan. The Company now expects that an additional contribution of £31 will be made to its U.K. plan in 2006 and that its total pension plan contributions for 2006 will be approximately $80.

Investing Activities

Investing activities used cash of $122 during the first nine months of 2006 compared to cash used of $145 in the prior year period. Investing activities in 2005 included a use of $51 for cash that was included in the net assets transferred as part of the sale of the plastic closures business.

Financing Activities

Financing activities provided cash of $89 during the first nine months of 2006 compared to cash used of $132 during the same period in 2005. The cash provided by financing activities in 2006, and used by financing activities in 2005, was primarily related to debt borrowing and repayment activity. Dividends paid to minority interests decreased from $35 in 2005 to $19 in 2006 due to decreased payments by the Company’s joint venture beverage can operations in South America and China.

During all of 2005, the Company repurchased 2.1 million shares of common stock at a total cost of $38. The Company purchased approximately 6.2 million additional shares for $117 during the first nine months of 2006. As of September 30, 2006, and including an additional authorization of $200 in June 2006, the Company has Board authority to purchase $244 of additional shares subject to compliance with the terms of the Company’s outstanding debt agreements.

As of September 30, 2006, the Company had $483 of borrowing capacity available under its revolving credit facility, equal to the total facility of $800 less $252 of borrowings and $65 of outstanding standby letters of credit.

In August 2006, the Company borrowed an additional $200 under its existing first priority term loan facility due 2012. Proceeds from the new term loan facility were used to repay borrowings under the Company’s revolving credit facility (which may be subsequently reborrowed to redeem, repurchase or otherwise acquire or retire or value shares of Company common stock) and to pay fees and expenses incurred in connection with the term loan.

Further information relating to the Company’s liquidity and capital resources is set forth under Note H to the consolidated financial statements.

Contractual Obligations

In addition to the expected increase in pension contributions discussed above, purchase obligations covering new agreements for raw materials and other consumables, increased by $426 for 2007, $302 for 2008 and $294 for both 2009 and 2010, above amounts provided within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Notes L and M to the consolidated financial statements, which information is incorporated herein by reference.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first nine months of 2006 other than as discussed below.

During the first quarter of 2006, the Company adopted FAS 123(R), “Share Based Payment,” as discussed in Note B to the consolidated financial statements. The Company is using the modified prospective transition method in which compensation expense for all nonvested stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period based on the estimated number of awards that are expected to vest. Similarly, compensation expense for all future awards will be recognized over the vesting period based on the grant-date fair value and the estimated number of awards that are expected to vest. Valuation of awards granted prior to the adoption of the standard were calculated using the Black-Scholes option pricing model and the Company expects to use the same model for valuing future awards.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that FIN 48 may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Expanded disclosures include a tabular presentation of the fair value of a company’s outstanding financial instruments according to a fair value hierarchy (i.e., levels 1, 2, 3 and 4, as defined) as well as enhanced disclosures regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that FAS 157 may have on its financial statements.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

In September 2006, the FASB issued SFAS No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” FAS 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. FAS 158 requires disclosure in a company’s notes to its financial statements of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. Full recognition of the funded status, using the discount rates, assumptions, and other information as disclosed in Note W to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005, would increase the Company’s shareholders’ deficit by approximately $700. The adjustments to shareholders’ deficit on December 31, 2006 will depend on many factors, including but not limited to, the discount rates used to record the adjustment and amendments, if any, made to the Company’s pension and other postretirement plans prior to the adoption of the standard. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AUG AIR-1”), “Accounting for Planned Major Maintenance Activities.” FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements, and permits the use of the direct expensing method and the deferral method. Under the deferral method, the actual cost of the major maintenance activity is capitalized and amortized to the next time that activity is performed. This FSP is effective for fiscal years beginning after December 15, 2006 and must be applied retrospectively for all financial statements presented. The Company is currently evaluating the impact that FSP AUG AIR-1 may have on its financial statements.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 permits the reporting of the cumulative effect of the new policy as an adjustment to opening retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006, with early adoption encouraged. The Company is currently evaluating the impact that SAB 108 may have on its financial statements.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note L, commitments and contingencies in Note M and pension and other postretirement benefits in Note O to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time, make oral or written statements which are also “forward-looking statements.”

Crown Holdings, Inc.

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

The Company has significant foreign currency exposure in Europe which may result in future material foreign exchange adjustments to earnings. As of September 30, 2006, a euro functional currency subsidiary had a Canadian dollar asset exposure of approximately $316 Canadian dollars from an intercompany loan. As discussed in Note J to the consolidated financial statements, during the first quarter of 2006 the Company entered into foreign currency forward contracts with a combined notional value of $150 Canadian dollars to sell Canadian dollars against euro and partially mitigate this exposure. Based on the net exposure of $166 Canadian dollars at September 30, 2006, a one percentage change in the Canadian dollar against the euro would result in an exchange gain or loss of approximately $1 before tax.

Also during 2006, the Company entered into a foreign currency contract with a notional value of £54 to buy pound sterling against euro, and a foreign currency forward contract with a notional value of $107 to buy U.S. dollars against pound sterling. See Note J to the consolidated financial statements for additional information.

As of September 30, 2006, the Company had approximately $1.2 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 before tax.

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

There has been no change in internal controls over financial reporting that occurred during the quarter ended September 30 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company’s potential asbestos-related liabilities and certain other matters, see Note L entitled “Asbestos-Related Liabilities” and Note M entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

The recent passage of the Pension Protection Act could affect the Company’s U.S. pension plan obligations, which could reduce the Company’s cash flow and negatively impact its financial condition.

The recently enacted Pension Protection Act of 2006 could require the Company to accelerate the timing of its contributions under its U.S. pension plan and also increase the premiums paid by the Company to the Pension Benefit Guaranty Corporation. The actual impact of the Pension Protection Act on the Company’s U.S. pension plan funding requirements will depend upon the interest rates required for determining the plan’s liabilities and the investment performance of the plan’s assets. An acceleration in the timing of pension plan contributions and an increase in required premiums could decrease the Company’s cash available to pay its outstanding obligations and its net income.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about Crown Holdings, Inc.’s purchase of equity securities during the quarter ended September 30, 2006.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)

September	5,262,878	$19.00	5,262,878	$244.3

The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder and for other general corporate purposes.

In September 2006, the Company entered into an accelerated share repurchase program with BNP Paribas for approximately $100 million. The agreement allowed for the purchase of 5,262,878 shares in the third quarter with the potential for receipt of additional shares upon completion of the transaction. The final number of shares to be repurchased without the payment of additional funds will be based on the Company’s volume-weighted average stock price during the term of the transaction. The Company expects the transaction to be completed during the fourth quarter of 2006.

Crown Holdings, Inc.

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

On August 4, 2006, the Company entered into a First Amendment to Credit Agreement (the “First Amendment”) by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent for Lenders, and with Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc., as Joint Lead Arrangers for the Additional Term B Loans and as Joint Book Managers, and Lehman Commercial Paper Inc., as Syndication Agent. The First Amendment provides for an additional $200 million borrowing under the existing first priority term loan facility due 2012. In addition, the First Amendment amends certain covenants under the Company’s existing first priority credit facilities, which amended covenants are described in the First Amendment filed on August 8, 2006 with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Item 6.	Exhibits

4.	First Amendment to Credit Agreement, dated as of August 4, 2006, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent for Lenders, and with Deutsche Bank Securities, Inc. and Lehman Commercial Paper, Inc., as Joint Lead Arrangers for the Additional Term B Loans and as Joint Book Managers, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated by reference to Exhibit 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-50189)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  November 1, 2006