Form 10-K
period 2006-12-31
CROWN HOLDINGS INC
filed 2007-02-28
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 0-50189
Crown Holdings, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-698-5100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange

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
   Large accelerated filer [ X ]                     Accelerated filer [   ]                      Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No   [ X ]

As of June 30, 2006, 167,855,178 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $2,613,505,121 based on the New York Stock Exchange closing price for such shares on that date.

As of February 23, 2007, 163,329,237 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2007	Part III to the extent described therein

Crown Holdings, Inc.

2006 FORM 10-K ANNUAL REPORT

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

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and metal caps and closures. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. At December 31, 2006, the Company operated 141 plants along with sales and service facilities throughout 42 countries and had approximately 21,700 employees. Consolidated net sales for the Company in 2006 were $7.0 billion with 72% of 2006 net sales derived from operations outside the United States, of which 75% of these non-U.S. revenues were derived from operations in the Company’s European Division.

During 2006, the Company sold its remaining European plastics operations and its Americas health and beauty care business. These businesses had 10 facilities in 5 countries in Europe and the Americas and had approximately 1,900 employees. In 2005, the Company completed the sale of its plastic closures business which had 29 facilities located in 13 countries across Europe, North America and Asia, and had approximately 3,500 employees. The sales and segment income amounts presented herein have been recast to exclude those of the divested businesses. Further information about the results of operations of the divested businesses is contained under Note B to the consolidated financial statements.

DIVISIONS AND OPERATING SEGMENTS

The Company’s business is organized geographically within three divisions, Americas, European and Asia-Pacific. Within the Americas and European Divisions the Company is generally organized along product lines. The Company’s reportable segments within the Americas Division are Americas Beverage and North America Food. The Company’s reportable segments within the European Division are European Beverage, European Food and European Specialty Packaging. Americas Beverage includes beverage can operations in the U.S., Canada, Mexico and South and Central America. North America Food includes food can and metal vacuum closure operations in the U.S. and Canada. European Beverage includes beverage can operations in Europe and the Middle East. European Food includes food can and metal vacuum closure operations in Europe and Africa. European Specialty Packaging includes specialty packaging operations in Europe. Prior period segment reporting in this annual report on Form 10-K has been conformed to the current presentation. No operating segments within the Asia-Pacific Division are included as reportable segments.

Financial information concerning the Company’s operating segments, and within selected geographic areas, is set forth within Management’s Discussion and Analysis of Financial Condition and Results of Operations and under Note Y to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the United States, Canada, Mexico and South and Central America. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal closures and caps. At December 31, 2006, the division operated 54 plants in 9 countries and had approximately 6,300 employees. In 2006, the Americas Division had net sales of $2.7 billion. Approximately 71% of the division’s 2006 net sales were derived from within the United States.

Crown Holdings, Inc.

Within the Americas Division the Company has determined that there are two reportable segments: Americas Beverage and North America Food. Other operating segments consist of North America Aerosol, and plastic packaging and food can operations in South and Central America.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns. Americas Beverage had net sales in 2006 of $1.6 billion (22.9% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $160 million.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures. North America Food had net sales in 2006 of $821 million (11.8% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $70 million.

EUROPEAN DIVISION

The European Division includes operations in Europe, the Middle East and Africa. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging, metal vacuum closures and caps, and canmaking equipment. At December 31, 2006 the division operated 74 plants in 27 countries and had approximately 13,300 employees. Net sales in 2006 were $3.8 billion. Net sales in the United Kingdom of $778 million and in France of $629 million represented 20.7% and 16.8% of division net sales in 2006.

Within the European Division the Company has determined that there are three reportable segments: European Beverage, European Food and European Specialty Packaging. European Aerosol does not meet the criteria of a reportable segment.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures. Europe Food had net sales in 2006 of $1.9 billion (27.0% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $174 million.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends and closures. European Beverage had net sales in 2006 of $1.2 billion (16.8% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $122 million.

European Specialty Packaging

The European Specialty Packaging segment manufactures a wide variety of specialty containers, with numerous lid and closure variations. Within the consumer market, the Company manufactures a wide variety of steel containers for cookies and cakes, tea and coffee, confectionery, giftware, personal care, tobacco, wine and spirits, as well as non-processed food products. In the industrial market, the Company manufactures steel containers for paints, inks, and do-it-yourself, chemical, automotive and household products.

European Specialty Packaging had net sales in 2006 of $427 million (6.1% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $23 million.

ASIA-PACIFIC DIVISION

The Asia-Pacific Division manufactures aluminum beverage cans and ends, steel food and aerosol cans and ends, and metal caps. At December 31, 2006, the division operated 13 plants in 6 countries and had approximately 1,900 employees. Net sales in 2006 were $482 million (6.9% of consolidated net sales) and beverage can and end sales were approximately 78% of division sales. No operating segments within the Asia-Pacific division are included as reportable segments.

Crown Holdings, Inc.

PRODUCTS

Beverage Cans

The Company supplies beverage cans and ends and other packaging products to a variety of beverage and beer companies, including Anheuser-Busch, Cadbury Schweppes, Coca-Cola, Cott Beverages, Heineken, InBev, Kroger, National Beverage, Pepsi-Cola and Scottish Courage, among others. The Company’s beverage business is built around local, regional and global markets, which has served to develop the Company’s understanding of global consumer expectations.

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

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two-and three-piece cans in numerous shapes and sizes, and sells food cans to food marketers such as Bonduelle, Campbell Soup, ConAgra, Continentale, H.J. Heinz, Mars, Menu Foods, Nestlé, Premier Foods and Stockmeyer, among others.

Technologies used to produce these cans include three-piece welded, two-piece drawn and wall-ironed, and two-piece drawn and redrawn. The Company has also introduced its Lift Off™ series of food ends, including its EOLE™ (easy-open low energy) full pull-out steel food can ends, and Peel Seam™ a flexible aluminum foil laminated end. The Company’s commitment to innovation has led to developments in packaging materials, surface finishes, can shaping, lithography, sealing and opening techniques and environmental performance.

The Company manufactures conventional and easy-open ends for a variety of heat-processed and dry food products including fruits and vegetables, meat and seafood, soups, ready-made meals, infant formula, coffee and pet food. In addition, the Company supplies a range of coil shearing, specialty coating, advanced printing and decoration services.

The Company offers a wide variety of metal closures and sealing equipment solutions to leading marketers such as Abbott Laboratories, Altria Group (Kraft Foods), H. J. Heinz, Nestlé, Premier Foods and Unilever, among others, from a network of metal closure plants around the world. The Company supplies total packaging solutions, including metal and composite closures, capping systems and services while working closely with customers, retailers and glass manufacturers to develop innovative closure solutions and meet customer requirements.

The Company strives to continuously improve its metal closure design and printing technology to better support customers’ marketing programs and promotional activities. The Company offers expertise in closure design and decoration, ranging from high quality printing of the closure in up to nine colors, to inside-the-cap printing, which offers customers new promotional possibilities.

Crown Holdings, Inc.

Aerosol Cans

The Company’s customers for aerosol cans and ends include manufacturers of personal care, food, household and industrial products, including CCL Industries, Faultless Starch-Bon Ami, Gillette, S.C. Johnson and Unilever, among others. The aerosol can business, while highly competitive, is marked by its high value-added service to customers. Such value-added services include, among others, the ability to manufacture multiple sizes and design customer labels, multiple color schemes and shaped packaging.

Specialty Packaging

The Company’s specialty packaging business is located primarily in Europe and serves many major European and multinational companies. The Company produces a wide variety of specialty containers, with numerous lid and closure variations. The Company’s specialty packaging customers include Abbott Laboratories, Akzo Nobel, Nestlé, Sigma, Teisseire, Tikkurila Oy and United Biscuits, among others.

In the consumer market, the Company manufactures a wide variety of steel containers for cookies and cakes, tea and coffee, confectionery, giftware, personal care, tobacco, wines and spirits, as well as non-processed food products. In the industrial market, the Company manufactures steel containers for paints, coatings, inks, and do-it-yourself, chemical, automotive and household products.

SALES AND DISTRIBUTION

Global marketers continue to demand the consolidation of their supplier base under long-term arrangements and qualify those suppliers on the basis of their ability to provide global service, innovative designs and technologies in a cost-effective manner.

With its global reach, the Company markets and sells products to customers through its own sales and marketing staff located within each operating segment. Regional sales personnel support the segments’ staffs. Contracts with global suppliers may be centrally negotiated, although products are ordered through and distributed directly by each plant. The Company’s facilities are generally located in proximity to their respective major customers. The Company maintains contact with customers in order to develop new business and to extend the terms of its existing contracts.

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

COMPETITION

Most of the Company’s products are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers who manufacture containers for their own use and for sale to others. The Company’s multinational competitors include, but are not limited to, Ball Corporation, BWAY Corporation, Impress Holdings B.V., Metal Container Corporation, Rexam Plc and Silgan Holdings Inc.

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged products in the world. Consolidation trends among beverage and food marketers has led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 24% of its 2006 net sales.

Crown Holdings, Inc.

In each of the years in the period 2004 through 2006, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

RESEARCH AND DEVELOPMENT

The Company’s principal Research, Development & Engineering (RD&E) centers are located in Alsip, Illinois and Wantage, England. The Company uses its centralized RD&E capabilities to (i) promote development of value-added packaging systems, (ii) design cost-efficient manufacturing systems and materials that also provide continuous quality improvement, (iii) support technical needs in customer and vendor relationships, and (iv) provide engineering services for the Company’s worldwide packaging activities. These capabilities allow the Company to identify market opportunities by working directly with customers to develop new products, such as the creation of new packaging shapes and consumer-valued features.

Recent innovations include:

•	Value-added shaped beverage, food and aerosol cans, such as Heineken’s keg can, the Stockmeyer cauldron soup can and S.C. Johnson shaped containers for Glade air fresheners. This technology has the capability of reinforcing brand image, providing differentiation on the shelf, and reducing counterfeiting.

•	The SuperEnd™ for beverage cans, which requires less metal than existing ends without any reduction in strength. The SuperEnd™ also offers improved pourability, drinkability, ease-of-opening and appearance.

•	Patented composite (metal and plastic) closures including the Company’s “Ideal™” product line. These closures offer improved barrier performance and tamper resistance while requiring less strength to open than standard metal vacuum closures. The Company supplies composite closures to a growing list of customers including Abbott Laboratories (Ensure), PepsiCo (Tropicana), Tree Top, Smuckers and Kraft (Planters). Other composite closures include Preson™ and Superplus™.

•	Next generation “Easy-open low energy” (“EOLE™”) full pullout steel food can ends. The end design allows the end to be removed by hand with less strength than competing easy-open food ends.

•	A family of Peel Seam™ flexible lidding for cans that provides exceptional ease of opening, high quality graphics and can still be applied with traditional closing technology.

•	New specialty metal containers such as for Altoids Sours and the Bosch IXO metal tin.

The Company intends to selectively license its proprietary technologies and has licensed SuperEnd,™ can shaping and BiCan™ technology to Amcor Limited in Australia and New Zealand and SuperEnd™ to Nampak Ltd. in South Africa, Showa in Japan, and Metal Container in North America.

The Company spent $42 million in 2006, $47 million in 2005 and $47 million in 2004 on RD&E activities. Certain of these activities are expected to improve and expand the Company’s product lines in the future.

These expenditures include methods to improve manufacturing efficiencies and reduce unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties, such as material strength. The costs incurred were associated with a number of products in varying stages of development, but did not include product and/or process developments occurring in the Company’s decentralized business units.

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

Crown Holdings, Inc.

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

In 2006, consumption of steel and aluminum represented approximately 29% and 31%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel have at times been subject to volatility.

During 2006, the average market price for steel used in packaging increased approximately 6%. Suppliers indicate that the difficulty in obtaining raw materials combined with rising utility and distribution costs may require additional steel price increases for their customers. As a result of the steel price increases, the Company in 2006 has implemented price increases in all of its steel product categories.

The average price of aluminum ingot on the London Metal Exchange (“LME”) increased approximately 35% in 2006. The Company generally attempts to mitigate its aluminum ingot risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

In Europe and Asia, the Company also uses commodity and foreign currency forwards in an attempt to manage its exposure to steel and aluminum price volatility. As a result of the significant increase in the cost of aluminum, surcharges on all aluminum-based products were imposed on customers in Europe, excluding the Middle East.

There can be no assurance that the Company will be able to fully recover from its customers the impact of aluminum and steel price increases or that the use of derivative instruments will effectively manage the Company’s exposure to price volatility. In addition, if the Company is unable to purchase steel and aluminum for a significant period of time, its metal-consuming operations would be disrupted and if the Company is unable to fully recover the higher cost of steel and aluminum, its financial results may be adversely affected. The Company continues to monitor this situation and the effect on its operations.

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

SEASONALITY

The food packaging business is somewhat seasonal with the first quarter tending to be the slowest period as the autumn packing period in the Northern Hemisphere ends and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables are harvested. Weather represents a substantial uncertainty in the yield of food products and is a major factor in determining the demand for food cans in any given year.

Crown Holdings, Inc.

The Company’s beverage packaging business is predominately located in the Northern Hemisphere. Generally, beverage products are consumed in greater amounts during the warmer months of the year and sales and earnings have generally been higher in the second and third quarters of the calendar year.

The Company’s other businesses primarily include aerosol and specialty packaging and canmaking equipment which tend not to be significantly affected by seasonal variations.

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

Further information relating to the Company’s liquidity and capital resources is set forth within Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report under the caption Debt Refinancing and under Note S and Note T to the consolidated financial statements.

Collection and payment periods tend to be longer for the Company’s operations located outside the U.S. due to local business practices.

EMPLOYEES

At December 31, 2006, the Company had 21,749 employees. Collective bargaining agreements with varying terms and expiration dates cover approximately 15,500 employees. The Company does not expect that renegotiations of the agreements expiring in 2007 will have a material adverse effect on its results of operations, financial position or cash flow.

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

Crown Holdings, Inc.

ITEM 1A.     RISK FACTORS

In addition to factors discussed elsewhere in this report and in “Management’s Discussion and Analysis,” the following are some of the important factors that could materially and adversely affect the Company’s business, financial condition and results of operations.

The substantial indebtedness of the Company could prevent it from fulfilling its obligations.

The Company is highly leveraged. As a result of its substantial indebtedness, a significant portion of the Company’s cash flow will be required to pay interest and principal on its outstanding indebtedness and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its credit facilities, to enable it to pay its indebtedness or to fund other liquidity needs. As of December 31, 2006, the Company had approximately $3.5 billion of total indebtedness and shareholders’ deficit of $545 million. The Company’s ratio of earnings to fixed charges was 2.1 times for 2006 as discussed in Exhibit 12 to this Annual Report. The Company’s €460 million of first priority senior secured notes mature on September 1, 2011 and its $800 million senior secured revolving credit facilities mature on May 15, 2011. The Company’s $361 million and €284 million senior secured term loan facilities mature on November 15, 2012.

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

As of December 31, 2006, approximately $1.1 billion of the Company’s $3.5 billion of total indebtedness was subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company’s interest expense and reducing funds available for operations or other purposes. The Company’s annual interest expense was $286 million, $361 million and $361 million for 2006, 2005 and 2004, respectively. Based on the amount of variable rate debt outstanding as of December 31, 2006, a 1% increase in variable interest rates would increase its annual interest expense by $11 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuations. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Market Risk” in this report.

Crown Holdings, Inc.

Notwithstanding the Company’s current indebtedness levels and restrictive covenants, the Company may still be able to incur substantial additional debt, which could exacerbate the risks described above.

The Company may be able to incur additional debt in the future. Although the Company’s credit facilities and the indentures governing its outstanding notes contain restrictions on the Company’s ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, the Company may consider investments in joint ventures or acquisitions, which may increase the Company’s indebtedness. Adding new debt to current debt levels could intensify the related risks that the Company and its subsidiaries now face.

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

Crown Holdings, Inc.

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

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. In 1963, Crown Cork acquired a subsidiary that had two operating businesses, one of which is alleged to have manufactured asbestos-containing insulation products. Crown Cork believes that the business ceased manufacturing such products in 1963.

The Company recorded pre-tax charges of $10 million, $10 million, $35 million, $44 million and $30 million to increase its accrual for asbestos-related liabilities in 2006, 2005, 2004, 2003 and 2002, respectively. As of December 31, 2006, Crown Cork’s accrual for pending and future asbestos-related claims was $198 million and Crown Cork estimates that its range of potential liability for pending and future asbestos claims that are probable and estimable is between $198 million and $247 million. Crown Cork’s accrual includes estimates for probable costs for claims through the year 2016. The upper end of Crown Cork’s estimated range of possible asbestos costs of $247 million includes claims beyond that date. Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the subsidiary’s insulation business in 1964 would not be entitled to settlement payouts and that the South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation described under Note M to the consolidated financial statements are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

Crown Cork made cash payments of $26 million, $29 million, $41 million, $68 million and $114 million in 2006, 2005, 2004, 2003 and 2002, respectively, for asbestos-related claims. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related pay-outs and defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork’s reserve and range of potential liabilities) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which South Carolina, Florida, Ohio, Mississippi and Texas statutes relating to asbestos liability are upheld and/or applied by South Carolina, Florida, Ohio, Mississippi and Texas courts, respectively, the extent to which a Pennsylvania statute relating to asbestos liability is upheld and/or applied by courts in states other than Pennsylvania, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation, including potential U.S. federal legislation described in the Company’s consolidated financial statements. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual and range of potential liability, which could reduce the Company’s cash flow and impair its ability to satisfy its obligations. As a result of the uncertainties regarding its asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future. Further information regarding Crown Cork’s asbestos-related liabilities is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Liquidity and Capital Resources” and under Note M to the consolidated financial statements.

Crown Holdings, Inc.

The Company has significant pension plan obligations worldwide and significant unfunded U.S. postretirement obligations, which could reduce its cash flow and negatively impact its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2006, 2005, 2004, 2003 and 2002, the Company contributed $90 million, $401 million, $171 million, $122 million and $144 million, respectively, to its pension plans and currently anticipates its 2007 funding to be approximately $62 million. Pension expense in 2007 is expected to decrease to approximately $14 million from $37 million in 2006, primarily due to higher plan assets. A 0.25% change in the expected rate of return would change 2007 pension expense by approximately $12 million. A 0.25% change in the discount rates would change 2007 pension expense by approximately $8 million.

The Company has significant current funding obligations for pension benefits. Based on current assumptions, the Company has no minimum U.S. pension funding requirement in calendar year 2007 for its funded plan, but expects to make payments of approximately $9 million related to its supplemental executive retirement plan. While overfunded as calculated in accordance with U.S. generally accepted accounting principles, the Company’s U.S. pension plan was underfunded on a termination basis by approximately $134 million as of December 31, 2006. In addition, its retiree medical plans are unfunded. The Company’s pension plan assets consist primarily of common stocks and fixed income securities. If the performance of investments in the plan does not meet the Company’s assumptions, the underfunding of the pension plan may increase and the Company may have to contribute additional funds to the pension plan. In addition, the recently enacted Pension Protection Act of 2006 could require the Company to accelerate the timing of its contributions under its U.S. pension plan and also increase the premiums paid by the Company to the Pension Benefit Guaranty Corporation. The actual impact of the Pension Protection Act on the Company’s U.S. pension plan funding requirements will depend upon the interest rates required for determining the plan’s liabilities and the investment performance of the plan’s assets. An acceleration in the timing of pension plan contributions and an increase in required premiums could decrease the Company’s cash available to pay its outstanding obligations and its net income. While its U.S. pension plan continues in effect, the Company continues to incur additional pension obligations.

The Company’s U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. In addition, as of December 31, 2006, the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $614 million, based on assumptions set forth under Note W to the consolidated financial statements.

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

Crown Holdings, Inc.

The Company has had net operating losses in the past and may not generate profits in the future.

Operating losses could limit the Company’s ability to service its debt and fund its operations. For the fiscal years ended December 31, 2005, 2003 and 2002, the Company had consolidated losses from continuing operations before cumulative effect of a change in accounting of $320 million, $58 million and $235 million, respectively. The Company had income from continuing operations of $342 million and $27 million for the fiscal years ended December 31, 2006 and 2004, respectively. However, the Company may not generate net income in the future.

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

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, and some of its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the fiscal years ended December 31, 2006, 2005 and 2004, the Company derived approximately 72%, 70% and 69%, respectively, of its consolidated net sales from sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period.

Crown Holdings, Inc.

During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company’s expenses and liabilities denominated in foreign currencies. The Company’s translation and exchange adjustments reduced reported income before tax by $6 million in 2006, $94 million in 2005 and $26 million in 2002, and increased reported income before tax by $98 million in 2004 and $207 million in 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Market Risk.” Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect.

The Company’s international operations are subject to various risks that may lead to decreases in its financial results.

The risks associated with operating in foreign countries may have a negative impact on the Company’s liquidity and net income. The Company’s international operations generated approximately 72%, 70% and 69% of its consolidated net sales in 2006, 2005 and 2004, respectively. The business strategy of the Company includes continued expansion of international activities. However, the Company’s international operations are subject to various risks associated with operating in foreign countries, including:

•	restrictive trade policies;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	foreign exchange rate risks;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international manufacturing and marketing efforts;

•	non-tariff barriers and higher duty rates;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	exchange controls;

•	national and regional labor strikes;

•	language and cultural barriers;

•	high social benefit costs for labor, including costs associated with restructurings;

•	political, social, legal and economic instability;

•	taking of property by nationalization or expropriation without fair compensation;

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•	hyperinflation and currency devaluation in certain foreign countries where such currency devaluation could affect the amount of cash generated by operations in those countries and thereby affect the Company’s ability to satisfy its obligations; and

•	war, civil disturbance and acts of terrorism.

There can be no guarantee that a deterioration of economic conditions in countries in which the Company operates would not have a material impact.

Crown Holdings, Inc.

The Company’s profits will decline if the price of raw materials or energy rises and it cannot increase the price of its products.

The Company uses various raw materials, such as aluminum and steel for metals packaging, in its manufacturing operations. Sufficient quantities of these raw materials may not be available in the future. Moreover, the prices of certain of these raw materials, such as aluminum and steel, have historically been subject to volatility. In 2006, consumption of steel and aluminum represented approximately 29% and 31%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The average market price for steel used in packaging increased approximately 6% and the average price of aluminum ingot on the London Metal Exchange increased approximately 35% during 2006. Supplier consolidations and recent government regulations provide additional uncertainty as to the level of prices at which the Company might be able to source raw materials in the future.

As a result of price increases, in 2006 the Company implemented significant price increases in most of its steel and aluminum product categories. There can be no assurance that the Company will be able to fully recover from its customers the impact of steel surcharges or steel and aluminum price increases. In addition, if the Company is unable to purchase steel or aluminum for a significant period of time, the Company’s steel or aluminum-consuming operations would be disrupted. The Company is continuing to monitor steel and aluminum prices and the effect on its operations.

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

The majority of the Company’s sales are to companies that have leading market positions in the sale of packaged food, beverages and aerosol products to consumers. Although no one customer accounted for more than 10% of its net sales in 2006, 2005, or 2004, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company’s net sales and net income. A continued consolidation of the Company’s customers could exacerbate any such loss.

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

Crown Holdings, Inc.

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

Further impairment of the Company’s goodwill would require additional write-offs of goodwill, which would reduce the Company’s net income in the period of any such write-off. At December 31, 2006, the carrying value of the Company’s goodwill was approximately $2.2 billion. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write-off a portion or all of the goodwill. The Company adopted this standard on January 1, 2002 and recorded a noncash, non-tax deductible impairment charge of $1.0 billion, reported as the cumulative effect of a change in accounting.

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

Crown Holdings, Inc.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the Company’s fiscal year relating to its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.     PROPERTIES

As of December 31, 2006, the Company operated 141 manufacturing facilities of which 25 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division has 54 operating facilities of which 11 are leased. Within the Americas Division, 33 facilities operate in the United States of which 8 are leased. The European Division has 74 operating facilities of which 11 are leased and the Asia-Pacific Division has 13 operating facilities of which 3 are leased. Some leases provide renewal options as well as various purchase options. The principal manufacturing facilities at December 31, 2006 are listed below and are grouped by product and by division.

Crown Holdings, Inc.

	Americas		Europe		Asia-Pacific

Metal	Lawrence, MA	La Crosse, WI	Custines, France	Sevilla, Spain	Beijing, China
Packaging	Kankakee, IL	Worland, WY	Korinthos, Greece	El Agba, Tunisia	Foshan, China
Beverage	Crawfordsville, IN	Cabreuva, Brazil	Patras, Greece	Izmit, Turkey	Huizhou, China
and	Mankato, MN	Manaus, Brazil	Amman, Jordan	Dubai, UAE	Shanghai, China
Closures	Batesville, MS	Calgary, Canada	Dammam, Saudi Arabia	Botcherby, UK	Jakarta, Indonesia
	Dayton, OH	Montreal, Canada	Jeddah, Saudi Arabia	Braunstone, UK	Bangi, Malaysia
	Cheraw, SC	Weston, Canada	Agoncillo, Spain		Singapore
	Conroe, TX	Santafe de Bogota, Colombia			Bangkadi, Thailand
	Fort Bend, TX	Guadalajara, Mexico			Bangpoo, Thailand
	Winchester, VA	Carolina, Puerto Rico			Hanoi, Vietnam
	Olympia, WA				Saigon, Vietnam

Food	Winter Garden, FL	Seattle, WA	Brive, France	Parma, Italy	Samrong, Thailand
and	Pulaski Park, MD	Oshkosh, WI	Carpentras, France	Abidjan, Ivory Coast	Haadyai, Thailand
Closures	Owatonna, MN	Bolton, Canada	Concarneau, France (2)	Toamasina, Madagascar
	Omaha, NE	Chatham, Canada	Laon, France	Casablanca, Morocco
	Lancaster, OH	Concord, Canada	Nantes, France	Goleniow, Poland
	Massillon, OH	Dorval, Canada	Outreau, France	Pruczcz, Poland
	Mill Park, OH	Winnipeg, Canada	Perigueux, France	Alochete, Portugal
	Portland, OR	Kingston, Jamaica	Gerwisch, Germany	Timashevsk, Russia
	Connellsville, PA	La Villa, Mexico	Luebeck, Germany	Dakar, Senegal
	Hanover, PA	Barbados, West Indies	Muehldorf, Germany	Dunajska, Slovakia
	Suffolk, VA	Trinidad, West Indies	Seesen, Germany (2)	Bellville, South Africa
			Tema, Ghana	Logrono, Spain
			Thessaloniki, Greece	Molina de Segura, Spain
			Nagykoros, Hungary	Sevilla, Spain
			Athy, Ireland	Vigo, Spain
			Aprilia, Italy	Neath, UK
			Battipaglia, Italy	Poole, UK
			Calerno S. Ilario d’Enza, Italy	Wisbech, UK
			Nocera Superiore, Italy	Worcester, UK

Aerosol	Alsip, IL	Spartanburg, SC	Deurne, Belgium	Mijdrecht, Netherlands
	Decatur, IL	Toronto, Canada	Spilamberto, Italy	Sutton, UK
Faribault, MN

Specialty	Belcamp, MD		Hoboken, Belgium	Hoorn, Netherlands
Packaging	St. Laurent, Canada		Helsinki, Finland	Miravalles, Spain
			Chatillon-Sur-Seine, France	Montmelo, Spain
			Rouen, France	Aesch, Switzerland
			Vourles, France	Aintree, UK
			Hilden, Germany	Carlisle, UK
			Mechernich, Germany	Mansfield, UK
			Chignolo Po, Italy	Newcastle, UK

Plastic	Pilar, Argentina	Manaus, Brazil
Packaging	Venancio Aires, Brazil

Canmaking	Norwalk, CT		Shipley, UK
& Spares

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

Crown Holdings, Inc.

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

ITEM 3.     LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2006, the accrual for pending and future asbestos claims that are probable and estimable was $198 million.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in Part III, Item 10, “Directors, Executive Officers and Corporate Governance” of this Report.

Crown Holdings, Inc.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is listed on the New York Stock Exchange. On February 20, 2007, there were 6,091 registered shareholders of the Registrant’s common stock, including 1,754 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2006 is set forth in Part II of this Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Common Stock and Other Shareholders’ Equity/(Deficit) and under Note Q to the consolidated financial statements entitled Capital Stock. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Report

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that may yet be Purchased under the Programs as of the end of the Month (in millions)

2006
January	233	$19.60	233	$ 157.1
February	250	17.52	250	152.7
April	500	16.94	500	144.3
September	5,263	19.00	5,263	244.3
December	800	21.44	800	227.1

Total	7,046	$19.10	7,046	$ 227.1

The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder and for other general corporate purposes.

In September 2006, the Company entered into an accelerated share repurchase program with BNP Paribas pursuant to which the Company purchased 5,262,878 shares of the Company’s common stock for $100 million.

The Board of Directors has authorized the repurchase of up to $400 million of the Company’s outstanding common stock from time to time (including $200 million authorized in June 2006), in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors. As of February 28, 2007, 9,146,378 shares of common stock had been repurchased by the Company under this authorization for $173 million and $227 million remained authorized. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion. Each repurchase authorization may be implemented through purchases in the open market, through privately negotiated transactions, through accelerated share repurchase programs, which may be entered into at any time, or otherwise, subject to the terms of the Company’s debt agreements, market conditions and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase program may be suspended or terminated at any time at the Company’s discretion.

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE
Comparison of Five-Year Cumulative Total Return (a)
Crown Holdings, Inc., S&P 500 Index, Dow Jones “U.S. Containers & Packaging” Index (b)

(a)	Assumes that the value of the investment in Crown Holdings, Inc. common stock and each index was $100 on December 31, 2001 and that all dividends were reinvested.

(b)	Industry index is weighted by market capitalization and is comprised of Crown Holdings, Inc., AptarGroup, Ball, Bemis, MeadWestvaco, Owens-Illinois, Packaging Corp. of America, Pactiv, Sealed Air, Smurfit-Stone Container, Sonoco, Temple-Inland and West Pharmaceutical Services.

Crown Holdings, Inc.

ITEM 6.     SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2006	2005	2004	2003	2002

Summary of Operations (1)
Net sales	$6,982	$6,675	$6,285	$5,767	$6,025

Cost of products sold (excluding depreciation and amortization)	5,863	5,535	5,244	4,858	5,033
Depreciation and amortization	227	237	247	265	316
Selling and administrative expense	316	339	307	280	267
Provision for asbestos	10	10	35	44	30
Provision for restructuring	15	13	6	12	17
Provision for asset impairments and loss/gain on sale of assets	(64)	(18)	31	65	247
Loss/(gain) from early extinguishments of debt		383	39	12	(28)
Interest expense, net of interest income	274	352	353	368	331
Translation and exchange adjustments	6	94	(98)	(207)	26

Income/(loss) from continuing operations before income taxes, minority interests,
equity earnings and cumulative effect of a change in accounting:	335	(270)	121	70	(214)
Provision/(benefit) for income taxes	(62)	11	67	72	6
Minority interests and equity earnings	(55)	(39)	(27)	(56)	(15)

Income/(loss) from continuing operations before cumulative effect of a change in accounting	$342	($320)	$27	($58)	($235)

Financial Position at December 31
Working capital / (deficit)	$106	($98)	$263	$86	($246)
Total assets	6,358	6,545	8,125	7,773	7,505
Total cash and cash equivalents	407	294	471	401	363
Total debt	3,541	3,403	3,872	3,939	4,054
Total debt, less cash and cash equivalents, to total capitalization (2)	109.3%	99.7%	87.7%	91.3%	97.1%
Minority interests	279	246	201	197	196
Shareholders’ equity/(deficit)	(545)	(236)	277	140	(87)

Common Share Data (dollars per share)
Earnings/(loss) from continuing operations before cumulative effect of a change in accounting:
Basic	$2.07	($1.93)	$0.16	($0.35)	($1.63)
Diluted	2.01	(1.93)	0.16	(0.35)	(1.63)

Market price on December 31	20.92	19.53	13.74	9.06	7.95

Book value based on year-end outstanding shares	(3.35)	(1.42)	1.68	0.85	(0.55)
Number of shares outstanding at year-end	162.7	166.7	165.6	165.0	159.4
Average shares outstanding
Basic	165.5	165.9	165.3	164.7	143.8
Diluted	169.8	165.9	168.8	164.7	143.8

Other
Capital expenditures	$191	$192	$138	$120	$115
Number of employees	21,749	24,055	27,645	27,444	28,319

Crown Holdings, Inc.

Notes:

(1)	The summary of operations data above has been recast to exclude the businesses that were divested in 2005 and 2006 as discussed under Note B to the consolidated financial statements.

During 2002, the Company divested its U.S. fragrance pump business, its European pharmaceutical packaging business, certain operations in Africa, and sold 89.5% of its interest in Constar International Inc. in an initial public offering. These divested operations accounted for approximately $674 of net sales in 2002 and the summary of operations above for 2002 has not been recast to exclude these businesses.

(2)	Total capitalization consists of total debt, minority interests and shareholders’ equity/(deficit), less cash and cash equivalents.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the “Company”) as of and during the three-year period ended December 31, 2006. This discussion should be read in conjunction with the consolidated financial statements included in this annual report.

As discussed in Note B to the consolidated financial statements, the Company sold its plastic closures business in 2005 and its European plastics and Americas health and beauty care businesses in 2006. The results of operations for prior periods used in the following discussion have been recast to report these businesses as discontinued operations.

EXECUTIVE OVERVIEW

The Company’s principal areas of focus include improving segment income and cash flow from operations, reducing debt, and reducing asbestos-related costs. Segment income is defined by the Company as gross profit less selling and administrative expenses. See Note Y to the consolidated financial statements for a reconciliation of segment income from reportable segments to income/(loss) from continuing operations before income taxes, minority interests and equity earnings.

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

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company’s total debt increased by $138 to $3,541 at December 31, 2006 from $3,403 at December 31, 2005, including $126 of increase due to the currency translation effect of debt denominated in foreign currencies. Cash balances increased by $113 to $407 from $294 from December 31, 2005 to December 31, 2006, including $27 due to currency translation.

The Company may also from time to time consider transactions such as acquisitions (which may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $227 was available at December 31, 2006). Such transactions, including the repurchase of Company common stock, would be subject to compliance with the Company’s debt agreements.

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $26 in 2006, $29 in 2005 and $41 in 2004, and the Company expects to pay approximately $25 in 2007. While the level of payments has declined recently, the Company’s asbestos-related liabilities remain significant and the amount of future payments and liabilities is inherently unpredictable.

The cost of aluminum and steel, the primary raw materials used to manufacture the Company’s products, has increased significantly in recent years. The Company is attempting to pass-through these increased costs to its customers through existing provisions that adjust the selling prices to certain customers based on changes in the market price of the applicable raw material, or through surcharges where no such provision exists. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of the increased aluminum and steel costs.

Crown Holdings, Inc.

RESULTS OF OPERATIONS

The foreign currency translation impacts referred to below are primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

NET SALES

Net sales during 2006 were $6,982, an increase of $307 or 4.6% versus 2005 net sales of $6,675. The increase in net sales during 2006 was primarily due to $63 from the favorable impact of foreign currency translation, $117 from the consolidation of certain Middle East operations as discussed in Note C to the consolidated financial statements, and the pass-through of material cost increases to customers.

Net sales from U.S. operations accounted for 28.3% of consolidated net sales in 2006, 30.1% in 2005 and 30.9% in 2004. Sales of beverage cans and ends accounted for 44.5% of net sales in 2006 compared to 43.8% of net sales in 2005 and 41.9% of net sales in 2004. Sales of food cans and ends accounted for 35.0% of net sales in 2006, 35.3% in 2005 and 37.0% in 2004.

Net sales in the Americas Beverage segment decreased 4.4% from $1,674 in 2005 to $1,600 in 2006. The decrease in 2006 was primarily due to lower sales unit volumes. Net sales during 2005 increased 8.8% from $1,538 in 2004. The increase in 2005 was primarily due to higher selling prices from the pass-through of higher material costs to customers.

Net sales in the North America Food segment increased 6.3% from $772 in 2005 to $821 in 2006 primarily due to increased sales unit volumes and $6 of foreign currency translation. Net sales during 2005 increased 4.3% from $740 in 2004 primarily due to higher selling prices from the pass-through of higher material costs to customers.

Net sales in the European Beverage segment increased 21.9% from $963 in 2005 to $1,174 in 2006. The increase in net sales in 2006 was primarily due to $117 from the full year consolidation of certain Middle East operations, as discussed in Note C to the consolidated financial statements, and increased sales unit volumes. Net sales in 2005 increased 13.2% from $851 in 2004 primarily due to $67 from the partial year consolidation of the Middle East operations, and higher selling prices from the pass-through of material cost increases to customers.

Net sales in the European Food segment increased 2.3% from $1,842 in 2005 to $1,885 in 2006. Net sales in 2005 increased 1.9% from $1,807 in 2004. The increase in net sales in 2006 and 2005 was primarily due to higher selling prices from the pass-through of higher material costs to customers and also included $17 in 2006 from the favorable impact of foreign currency translation.

Net sales in the European Specialty Packaging segment increased 5.2% from $406 in 2005 to $427 in 2006. Net sales in 2005 increased 5.5% from $385 in 2004. The increase in net sales in 2006 and 2005 was primarily due to higher selling prices from the pass-through of higher material costs to customers.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold, excluding depreciation and amortization, was $5,863 in 2006, an increase of 5.9% from $5,535 in 2005. The increase in 2006 was primarily due to the impact of currency translation of $55 and higher material costs, primarily aluminum and steel. Cost of products sold, excluding depreciation and amortization, of $5,535 in 2005 increased 5.5% from $5,244 in 2004. The increase in 2005 was primarily due to the impact of foreign currency translation of $53 and higher material costs, primarily aluminum and steel. As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 84.0% in 2006 compared to 82.9% in 2005 and 83.4% in 2004.

Steel suppliers have indicated that a shortage of raw materials to produce steel and increased global demand, primarily in China, have combined to create the need for steel price increases to their customers and have resulted in a tighter supply of steel which could require allocation among their steel purchasing customers.

Crown Holdings, Inc.

As a result of the steel and aluminum price increases, the Company has implemented price increases to many of its customers. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of price increases. In addition, if the Company is unable to purchase steel or aluminum for a significant period of time, its operations would be disrupted.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization during 2006 was $227, a decrease of $10 or 4.2% from $237 in 2005, after a decrease of $10 or 4.0% from expense of $247 in 2004. The decreases in 2006 and 2005 were primarily due to decreased capital spending in recent years.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense for 2006 was $316, a decrease of 6.8% from the 2005 expense of $339, following an increase of 10.4% from $307 in 2004. The decrease in 2006 was primarily due to lower incentive compensation costs and the increase in 2005 from 2004 was primarily due to increased incentive compensation costs.

SEGMENT INCOME

Segment income in the Americas Beverage segment decreased $37 from $197 in 2005 to $160 in 2006, and increased $22 in 2005 from $175 in 2004. The decrease in 2006 was primarily due to higher costs for freight, coatings and utilities, and also included $13 due to lower sales unit volumes. The increase in 2005 was primarily due to improved operating efficiencies, including process improvements and reduced manning.

Segment income in the North America Food segment in 2006 increased to $70 from $42 in 2005 primarily due to cost reductions, including from prior year capital spending programs, and $9 from increased sales unit volumes. Segment income during 2005 decreased $2 or 4.5% versus 2004.

Segment income in the European Beverage segment decreased $18 or 12.9% from $140 in 2005 to $122 in 2006, and decreased $5 or 3.4% in 2005 primarily due to higher material costs.

Segment income in the European Food segment decreased $24 from $198 in 2005 to $174 in 2006 primarily due to higher material costs, partially offset by a reduction in depreciation expense of $11. Segment income in 2005 increased $33 or 20.0% from $165 in 2004 primarily due to increased operating efficiencies of $15, a reduction in depreciation expense of $6 and increased selling prices.

Segment income in the European Specialty Packaging segment increased $3 from $20 in 2005 to $23 in 2006, and increased $14 in 2005, primarily due to improved selling prices.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. During 2006, 2005 and 2004 the Company recorded charges of $10, $10 and $35, respectively, to increase its accrual for asbestos-related costs. See Note M to the consolidated financial statements for additional information regarding the provision for asbestos-related costs.

PROVISION FOR RESTRUCTURING

During 2006, the Company provided a net pre-tax charge of $15 for restructuring costs, including $6 for severance costs in the European Food segment to close a plant, $4 of corporate charges for the estimated settlement costs of a labor dispute related to prior restructurings, $3 for severance costs in the European Specialty Packaging segment to reduce headcount, and $4 for other severance and exit costs, partially offset by a reversal of $2 of severance costs provided during 2005. The actions are expected to save $2 pre-tax on an annual basis when fully implemented.

Crown Holdings, Inc.

During 2005, the Company provided a pre-tax charge of $13 for restructuring costs, including $3 in the Americas Beverage segment for severance costs to reduce headcount at a plant, $5 for severance costs to reduce headcount in a European aerosol can plant, $2 for severance costs to reduce headcount in the U.S. research and development group, and $3 for other severance and exit costs.

During 2004, the Company provided a pre-tax charge of $6 for restructuring costs. The charge primarily included $5 in a European specialty plastics operation for severance costs to reduce headcount.

Balances remaining in the reserves included provisions for current year actions as well as for contracts or agreements for which payments from prior restructuring actions are extended over time. The balance of the restructuring reserves was included in the Consolidated Balance Sheets within accounts payable and accrued liabilities and the majority is expected to be paid in 2007. See Note O to the consolidated financial statements for additional information on these charges.

PROVISION FOR ASSET IMPAIRMENTS AND LOSS/GAIN ON SALE OF ASSETS

The Company had net pre-tax gains of $64 in 2006 and $18 in 2005 and net pre-tax charges of $31 in 2004 for asset impairments and asset sales. See Note P to the consolidated financial statements for additional information.

LOSS FROM EARLY EXTINGUISHMENTS OF DEBT

In November 2005, the Company repaid its prior revolving credit facility and all but $36 of its second and third priority senior secured notes and recognized a loss of $379 in connection with the transactions, consisting of $278 of premiums and fees and the write-off of $101 of unamortized fees and unamortized interest rate swap termination costs related to the refinanced facilities and notes. During 2005, the Company also recognized an additional loss of $4 from early extinguishments of debt for premiums paid to purchase certain unsecured notes prior to their maturity.

During 2004, the Company repurchased certain of its senior notes prior to maturity at premiums above their principal amount and recognized losses of $6 for the premiums paid. The Company also refinanced its credit facility and recorded a charge of $33 to write-off unamortized fees from a previous credit facility.

See Note T to the consolidated financial statements for additional information on the early extinguishments of debt.

INTEREST EXPENSE

Interest expense of $286 in 2006 decreased $75 or 20.8% from 2005 interest expense of $361 primarily due to decreased borrowing rates from the Company’s November 2005 refinancing. Interest expense of $361 in 2005 was unchanged from 2004, as an increase in the average borrowing rates offset lower average debt outstanding.

Information about the Company’s 2004 and 2005 refinancing activities is summarized in the Liquidity and Capital Resources section of this discussion and in Notes S and T to the consolidated financial statements.

TRANSLATION AND EXCHANGE ADJUSTMENTS

During 2006, 2005 and 2004, the Company recorded pre-tax foreign exchange losses of $6 and $94, and gains of $98, respectively, primarily for certain European subsidiaries that had unhedged currency exposure arising from external and intercompany debt obligations. The gains and losses are included in translation and exchange adjustments in the Consolidated Statements of Operations.

TAXES ON INCOME

Taxes on income for 2006, 2005 and 2004 were a benefit of $62, and provisions of $11 and $67, respectively, against pre-tax income of $335 in 2006, pre-tax loss of $270 in 2005 and pre-tax income of $121 in 2004.

Crown Holdings, Inc.

The primary items causing the 2006 effective rate to differ from the 35.0% U.S. statutory rate were benefits of $121 related to a minimum pension liability adjustment, $30 due to tax on foreign income at lower rates and $13 for a reinvestment tax credit.

The primary items causing the 2005 effective rate to differ from the 35.0% U.S. statutory rate were an increase of $111 due to valuation allowance adjustments and a decrease of $20 due to tax on foreign income at lower rates.

The primary items causing the 2004 effective tax rate to differ from the 35.0% U.S. statutory rate were increases of $18 due to tax contingencies and $10 due to the non-deductible write-off of cumulative translation adjustments.

See Note X to the consolidated financial statements for additional information regarding income taxes.

MINORITY INTERESTS AND EQUITY EARNINGS

Minority interests’ share of net income was $55, $51 and $41 in 2006, 2005 and 2004, respectively. The increase in 2006 was primarily due to the consolidation of certain Middle East operations beginning in September 2005 as discussed in Note C to the consolidated financial statements.

Equity in earnings was $0, $12 and $14 in 2006, 2005 and 2004, respectively. The decrease in 2006 was primarily due to the consolidation of certain Middle East operations beginning in September 2005 as discussed in Note C to the consolidated financial statements.

DISCONTINUED OPERATIONS

During 2006, the Company sold its remaining European plastics operations and its Americas health and beauty care operations for total proceeds of $6, and recognized a loss of $27 on these transactions. In 2005, the Company sold its plastic closures business for total proceeds of $690, and recognized a loss of $44 related to the transaction. The plastic closures assets that were sold included $50 of cash and the Company paid $13 in fees related to the sale, resulting in net proceeds of $627. See Note B to the consolidated financial statements for further information on these divestitures.

FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $407 at December 31, 2006 compared to $294 and $471 at December 31, 2005 and 2004, respectively. Cash provided by operating activities in 2006 was $355 compared to cash used of $122 in 2005 and cash provided of $404 in 2004. The significant changes in cash from operations in 2006 compared to 2005 included an increase of $278 because 2005 included payments of $278 for premiums and fees as discussed below; an increase of $311 due to a decrease in pension contributions from $401 in 2005 to $90 in 2006; an increase of $133 due to a decrease in net interest payments from $389 in 2005 to $256 in 2006; and a decrease of $173 due to a decrease in cash provided by/(used for) working capital from $165 in 2005 to ($8) in 2006. The significant changes in cash from operations from 2004 to 2005 included payments of $278 in 2005 for premiums and fees to repurchase a portion of the Company’s senior secured notes as discussed in Note T to the consolidated financial statements; an increase in pension contributions from $171 in 2004 to $401 in 2005, including $266 of advanced funding in 2005 in the U.S. and Canada; an increase in cash from working capital from $48 in 2004 to $165 in 2005, primarily due to $91 of increased receivables securitization in 2005 due to the new European facility discussed in Note F to the consolidated financial statements; an increase in net interest payments from $330 in 2004 to $389 in 2005 due to early payouts on the repurchase of the senior secured notes discussed above in Loss from Early Extinguishments of Debt; payments of $30 in 2005 to terminate interest rate swaps; and the loss of fourth quarter cash flow in 2005 from the divested plastic closures business.

Payments for asbestos were $26 in 2006, $29 in 2005 and $41 in 2004 and the Company expects to pay approximately $25 in 2007. The Company contributed $90 to its pension plans in 2006 and expects to contribute approximately $62 in 2007.

Crown Holdings, Inc.

Cash flow from investing activities in 2006 was a use of $111 compared to a source of $464 in 2005 primarily because 2005 included $627 of net proceeds from the sale of the plastic closures business as discussed in Note B to the consolidated financial statements. Capital expenditures of $191 in 2006 and $192 in 2005 were higher than recent years due to expansion of the Middle East operations and, in 2005, additional spending in the plastic closures business prior to its divestiture.

Cash flow used for financing activities decreased from $497 in 2005 to $158 in 2006 as excess cash and business sale proceeds were used to repay debt in 2005, partially offset by an increase in stock repurchases from $38 in 2005 to $135 in 2006. Cash flow used for financing activities increased significantly, to $497 in 2005 compared to $246 in 2004, primarily due to the use of excess cash and business sale proceeds to repay debt in 2005.

Cash flow from financing activities included dividends paid to minority interests of $29, $45 and $41 in 2006, 2005 and 2004, respectively. These dividends were paid to the Company’s joint venture partners or other shareholders primarily in the Company’s consolidated non-wholly owned subsidiaries in South America, the Middle East and Asia.

The Company is highly leveraged. The ratio of total debt, less cash and cash equivalents, to total capitalization was 109.3%, 99.7% and 87.7% at December 31, 2006, 2005 and 2004, respectively. Total capitalization is defined by the Company as total debt, minority interests and shareholders’ equity/(deficit), less cash and cash equivalents.

The Company funds its operations, debt services and other obligations primarily with cash flow from operations (including the accelerated receipt of cash under its receivables securitization facilities) and borrowings under its revolving credit facility. The Company may also consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company had $179 of outstanding borrowings under its $800 revolving credit facility at December 31, 2006 and had $240 of securitized receivables. The Company also had $65 of outstanding letters of credit under its revolving credit facility as of December 31, 2006, which, along with the borrowings of $179, reduced the amount of borrowings otherwise available under the credit facility to $556.

The Company’s debt agreements contain covenants that provide limits on the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.

DEBT REFINANCINGS

In August 2006, the Company entered into an amendment to its first priority credit facility providing for an additional $200 first priority term loan facility due 2012. In December 2006, the Company paid $15 to the holders of its first priority senior secured notes to amend the indenture to conform certain provisions to comparable provisions in the senior secured facility. Among other things, the amendments allow the Company to incur an additional $200 of indebtedness collateralized by the same liens as the notes and to make $100 of additional restricted payments of any type, including restricted payments for the repurchase or other acquisition or retirement for value of shares of Company common stock.

In 2005, the Company sold $500 of 7.625% senior notes due 2013 and $600 of 7.75% senior notes due 2015, and entered into an $800 first priority revolving credit facility due 2011, and a first priority term loan facility due 2012 comprised of $165 and €287 term loans. The proceeds from the refinancing were used to repay the Company’s 2004 revolving credit facility and all but $36 of its second and third priority senior secured notes, and to pay premiums, fees and expenses associated with the refinancing.

In 2004, the Company sold an aggregate of €460 of 6.25% first priority senior secured notes due 2011 and entered into a new senior secured credit facility. The senior secured credit facility was refinanced in 2005 as described above.

See Notes F, S and T to the consolidated financial statements for further information relating to the Company’s refinancings and liquidity and capital resources.

Crown Holdings, Inc.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2006 are summarized in the table below.

	Payments Due by Period

	2007	2008	2009	2010	2011	2012 & after	Total

Long-term debt	$ 43	$ 39	$ 25	$ 20	$ 837	$2,504	$3,468
Interest on long-term debt	239	238	235	236	195	182	1,325
Operating leases	61	47	33	22	20	50	233
Projected pension contributions	62						62
Postretirement obligations	43	44	45	45	46	220	443
Purchase obligations	2,135	899	314	295			3,643

Total contractual cash obligations	$2,583	$1,267	$652	$618	$1,098	$2,956	$9,174

Interest on long-term debt is presented through 2012 only, represents the interest that will accrue by year, and is calculated based on interest rates in effect as of December 31, 2006. Interest on the credit facility borrowings is based on the outstanding balances as of December 31, 2006. The interest is net of payments to be received on $580 of cross-currency swaps, as discussed in Note U to the consolidated financial statements, of $4, $3, $3 and $1 in 2007 through 2010, respectively.

The projected pension contributions caption includes the minimum required contributions the Company expects to make in 2007 to fund its plans. The postretirement obligations caption includes the expected payments through 2016 to retirees for medical and life insurance coverage. The pension and postretirement projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Accordingly, these amounts have been provided for one year only in the case of pensions and through 2016 in the case of postretirement costs.

Purchase obligations include commitments for raw materials and utilities at December 31, 2006. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

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

Crown Holdings, Inc.

The Company manages foreign currency exposures at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments, where possible and cost effective in the Company’s judgment. Foreign exchange contracts which hedge defined exposures generally mature within twelve months. The Company does not generally hedge its exposure to translation gains or losses on its non-U.S. net assets. The Company, from time to time, enters into cross-currency swaps to hedge foreign currency exchange and interest rate risk for subsidiary debt which is denominated in currencies other than the functional currency of the subsidiary.

The table below provides information in U.S. dollars as of December 31, 2006 about the Company’s forward currency exchange contracts. The majority of the contracts expire in 2007 and primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt and are recorded at fair value. Those contracts with no amount in the fair value column have a fair value of less than $1.

Buy / Sell	Contract Amount	Contract Fair Value Gain/(loss)	Average Contractual Exchange Rate

Sterling / Euro	$40		$0.67
Euro / Sterling	195	($1)	1.47
Euro / Canadian dollars	143	14	1.38
Canadian dollars / Euro	29	-	1.53
Euro / Polish Zloty	26	-	3.83
Euro / Swiss Francs	13	-	0.63
U.S. dollars / Euro	137	(1)	1.31
U.S. dollars / Sterling	42	-	1.95
U.S. dollars / Thai Baht	47	-	36.84
Singapore dollars / U.S. dollars	31	-	1.54

	$703	$12

At December 31, 2006, the Company had additional contracts with a notional value of $5 to purchase or sell other currencies, principally Asian. The aggregate fair value of these contracts was not material.

As of December 31, 2006, Crown European Holdings (“CEH”), a euro functional currency subsidiary, had U.S. dollar exposure on intercompany debt of $580 owed to the U.S. As discussed in Note U to the consolidated financial statements, CEH in 2005 entered into cross-currency swaps as a hedge against this exposure. As of December 31, 2006, CEH also had foreign currency exposure on a $116 Canadian dollar intercompany receivable. As discussed in Note U, the Canadian dollar exposure is mitigated by four foreign currency forward contracts with a combined net notional value of $116 Canadian dollars.

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

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations. Variable interest rates disclosed represent the weighted average rates at December 31, 2006.

	Year of Maturity

Debt	2007	2008	2009	2010	2011	Thereaft	er

Fixed rate	$ 11	$ 6	$ 4	$ 3	$641	$1,804
Average interest rate	5.6%	4.8%	5.8%	5.6%	6.4%	7.7%

Variable rate	$110	$33	$21	$17	$196	$ 700
Average interest rate	6.2%	6.4%	6.3%	6.2%	6.6%	6.2%

Crown Holdings, Inc.

The total future payments of $3,546 at December 31, 2006 includes $2,281 of U.S. dollar-denominated debt, $1,073 of euro-denominated debt and $192 of debt denominated in other currencies.

Aluminum, a basic raw material of the Company, is subject to significant price fluctuations which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $52 and a fair value gain of $1. Any gains or losses realized from the use of these contracts are included in inventory to the extent that they are designated and effective as hedges of the anticipated purchases. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers to manage exposure to price volatility.

CAPITAL EXPENDITURES

Consolidated capital expenditures were $191 in 2006 compared to $192 in 2005.

Expenditures in the Americas Division were $56 in 2006 and included spending of $32 in Americas Beverage and $13 in North America Food. Spending was primarily for cost reduction and equipment modernization.

Expenditures in the European Division were $102 and included spending of $58 in European Beverage, $24 in European Food and $9 in European Specialty Packaging. Spending was primarily for increased beverage can and end capacity in the Middle East, cost reduction and equipment modernization and equipment for new products.

At December 31, 2006, the Company had approximately $42 of capital commitments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed in Note N to the consolidated financial statements.

The Company also utilizes receivables securitization facilities and derivative financial instruments as further discussed in Note F and Note U, respectively, to the consolidated financial statements.

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

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. The Company also has environmental issues at certain of its plants in the Americas and Europe. Actual expenditures for remediation were $1 in each of the last three years. The Company’s balance sheet reflects estimated undiscounted remediation liabilities of $24 at December 31, 2006, including $1 as a current liability. The Company records an environmental liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The reserves at December 31, 2006 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years.

Crown Holdings, Inc.

Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserves and will not have a material effect on the Company’s consolidated results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY / (DEFICIT)

Shareholders’ equity/(deficit) was ($545) at December 31, 2006 compared to ($236) and $277 at December 31, 2005 and 2004, respectively. The decrease in 2006 was primarily due to the adoption of FAS 158, as discussed in Note A to the consolidated financial statements, partially offset by net income of $309 and minimum pension liability adjustments. The decrease in 2005 was primarily due to a net loss of $362 and unfavorable foreign currency translation adjustments resulting primarily from the strengthening of the U.S. dollar against the euro and pound sterling, partially offset by minimum pension liability adjustments.

The Company’s first priority revolving credit and term loan facilities and its first priority senior secured notes contain provisions that limit the repurchase of common stock and the payment of dividends subject to certain permitted payments or repurchases and exceptions. The Company acquired 7,046,378 shares, 2,101,809 shares and 11,221 shares of its common stock in 2006, 2005 and 2004, respectively.

Total common shares outstanding were 162,711,471 at December 31, 2006 and 166,712,081 at December 31, 2005.

The Board of Directors has authorized the repurchase of up to $400 of the Company’s outstanding common stock from time to time (including $200 authorized in June 2006), in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors. As of February 28, 2007, 9,146,378 shares of common stock had been repurchased by the Company under this authorization for $173 and $227 remained authorized. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion.

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

Crown Holdings, Inc.

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and financial position of the Company. The Company’s significant accounting policies are more fully described in Note A to the consolidated financial statements. Certain accounting policies, however, are considered to be critical in that (i) they are most important to the depiction of the Company’s financial condition and results of operations and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants), the effect of the South Carolina, Florida, Ohio, Mississippi and Texas asbestos legislation, and the effect of the Pennsylvania asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed). The Company reviews the adequacy of its accrual in the fourth quarter of each year, unless new information or circumstances indicate the review should be done prior to that time. See Note M to the consolidated financial statements for additional information on the Company’s asbestos-related liabilities and assumptions.

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

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plan’s investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. The U.S. plan’s current asset allocation targets are to have 70% U.S. and international equities, 12% debt securities, 15% alternate investments and 3% real estate. The U.K. plan, which is the primary non-U.S. plan, has a current asset allocation policy of 21% U.K. and non-U.K. equities, 52% liability-matching debt securities, 19% alternate investments and 8% real estate. The discount rate for the U.S. plan was selected using a method that matches projected payouts from the plan with a zero-coupon double A bond yield curve. This yield curve was constructed from the underlying bond price and yield data collected as of the plan’s measurement date and is represented by a series of annualized, individual discount rates with durations ranging

Crown Holdings, Inc.

from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the double A or higher bond universe, apportioned into distinct maturity groups. These individual discount rates were then converted into a single equivalent discount rate. To assure that the resulting rates can be achieved by the plan, only bonds that satisfy certain criteria and are expected to remain available through the period of maturity of the plan benefits were used to develop the discount rate. The discount rate for the U.K. plan was determined based on the yields available on high quality sterling-denominated bonds whose proceeds are expected to match the projected pension benefit payments. The U.K. plan benefit payments are largely linked to future price inflation, and to select the discount rate the Company considers the yields available on index-linked gilts together with allowance for double A credit risk spreads and expectations for future inflation consistent with the benefit payment projections. A 0.25% change in the expected rates of return would change 2007 pension expense by approximately $12. A 0.25% change in the discount rates from those used at December 31, 2006 would change 2007 pension expense by approximately $8 and postretirement expense by approximately $1. See Note W to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

Calculation of the estimated fair value of stock option awards requires the use of assumptions regarding a number of complex and subjective variables, including the expected term of the options, the annual risk-free interest rate over the options’ expected term, the expected annual dividend yield on the underlying stock over the options’ expected term, and the expected stock price volatility over the options’ expected term. The Company generally bases its assumptions of option term and expected price volatility on historical data, but also considers other factors, such as vesting or expiration provisions in new awards that are inconsistent with past awards, that would make the historical data unreliable as a basis for future assumptions. Estimates of the fair value of stock options are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under FAS 123(R). See Note A and Note R to the consolidated financial statements for additional disclosure of the Company’s assumptions related to stock-based compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. The provisions of FIN 48 are effective for the Company as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Expanded disclosures include a tabular presentation of the fair value of a company’s outstanding financial instruments according to a fair value hierarchy (i.e., levels 1, 2, 3 and 4, as defined) as well as enhanced disclosures regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. FAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact that FAS 157 may have on its financial statements.

Crown Holdings, Inc.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AUG AIR-1”), “Accounting for Planned Major Maintenance Activities.” FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements, and permits the use of the direct expensing method and the deferral method. Under the deferral method, the actual cost of the major maintenance activity is capitalized and amortized to the next time that activity is performed. The Company plans to use the direct expensing method upon adoption. FSP AUG AIR-1 is effective for the Company as of January 1, 2007 and must be applied retrospectively for all financial statements presented. Adoption of FSP AUG AIR-1 will have no impact on the Company’s annual financial statements since the Company expensed planned major maintenance costs annually under its previous policy. Adoption of the FSP will, however, result in a decrease of $3 and an increase of $3, respectively, in cost of products sold from the amounts reported in the consolidated statements of operations in the first and fourth quarters of 2006.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the discussions of the provision for asbestos in Note M and other contingencies in Note N to the consolidated financial statements included in this Annual Report and in discussions incorporated by reference into this Annual Report (including, but not limited to, those in “Compensation Discussion and Analysis” in the Company’s Proxy Statement), which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to (i) the Company’s plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness and other contractual obligations, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings, (vi) the Company’s policies with respect to executive compensation and (vii) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension and postretirement liabilities.

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; loss of customers, including the loss of any significant customers; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of recent price increases; the impact of the Company’s initiative to generate additional cash, including the reduction of working capital levels and capital spending; restrictions on the Company’s use of available cash under its debt agreements; the ability of the Company to realize cost savings from its restructuring programs; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, energy, inks and coatings) and the Company’s ability to pass raw material and energy price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the financial condition of the Company’s vendors and customers; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; the Company’s ability to maintain adequate sources of capital and liquidity; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to maintain and develop competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology;

Crown Holdings, Inc.

the Company’s ability to generate sufficient production capacity; the collectibility of receivables; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; weather conditions, including their effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges) and tax rates; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, including in the Company’s Middle East operations, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the impact of South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania legislation dealing with asbestos liabilities and any litigation challenging that legislation and any future state or federal legislation dealing with asbestos liabilities), labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and payments to certain of the Company’s executive officers in connection with any termination of such executive officers or a change in control of the Company; costs and difficulties related to the integration of acquired businesses; changes in the Company’s critical or other accounting policies or the assumptions underlying those policies; changes in the Company’s strategic areas of focus; and the impact of any potential dispositions, acquisitions or other strategic realignments, including the recent sale of the Company’s plastic closures business and the net proceeds therefrom, which may impact the Company’s operations, financial profile or levels of indebtedness.

Some of the factors noted above are discussed elsewhere in this Annual Report and prior Company filings with the Securities and Exchange Commission (“SEC”), including within Part I, Item 1A, “Risk Factors” in this Annual Report. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Crown Holdings, Inc.:

We have completed integrated audits of Crown Holdings Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Crown Holdings Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 28, 2007

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

For the years ended December 31	2006	2005	2004

Net sales	$6,982	$6,675	$6,285

Cost of products sold, excluding depreciation and amortization	5,863	5,535	5,244
Depreciation and amortization	227	237	247

Gross profit	892	903	794

Selling and administrative expense	316	339	307
Provision for asbestos...Note M	10	10	35
Provision for restructuring...Note O	15	13	6
Provision for asset impairments and loss/gain on sale of assets... Note P	(64)	(18)	31
Loss from early extinguishments of debt... Note T		383	39
Interest expense	286	361	361
Interest income	(12)	(9)	(8)
Translation and exchange adjustments...Note S	6	94	(98)

Income/(loss) from continuing operations before income taxes,
minority interests and equity earnings	335	(270)	121
Provision/(benefit) for income taxes...Note X	(62)	11	67
Minority interests	(55)	(51)	(41)
Equity earnings		12	14

Income/(loss) from continuing operations	342	(320)	27

Discontinued operations...Note B
Income/(loss) before income taxes	(34)	(21)	40
Provision/(benefit) for income taxes	(1)	21	16

Income/(loss) from discontinued operations	(33)	(42)	24

Net income/(loss)	$309	($362)	$51

Per common share data: Note V

Earnings/(loss)
Basic - Continuing operations	$2.07	($1.93)	$0.16
- Discontinued operations	(0.20)	(0.25)	0.15

	$1.87	($2.18)	$0.31

Diluted - Continuing operations	$2.01	($1.93)	$0.16
- Discontinued operations	(0.19)	(0.25)	0.14

	$1.82	($2.18)	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2006	2005

Assets
Current assets
Cash and cash equivalents	$407	$294
Receivables, net...Note F	689	686
Inventories...Note G	906	810
Prepaid expenses and other current assets	60	55

Total current assets	2,062	1,845

Goodwill...Note D	2,185	2,013
Property, plant and equipment, net...Note H	1,608	1,607
Other non-current assets...Note I	503	1,080

Total	$6,358	$6,545

Liabilities & shareholders’ deficit
Current liabilities
Short-term debt...Note S	$78	$72
Current maturities of long-term debt...Note S	43	139
Accounts payable and accrued liabilities...Note J	1,796	1,674
Income taxes payable	39	58

Total current liabilities	1,956	1,943

Long-term debt, excluding current maturities...Note S	3,420	3,192
Postretirement and pension liabilities...Note W	749	745
Other non-current liabilities...Note K	499	655
Minority interests	279	246
Commitments and contingent liabilities...Notes L and N

Shareholders’ deficit
Preferred stock, authorized: 30,000,000; none issued... Note Q
Common stock, par value: $5.00; authorized: 500,000,000... Note Q
2006 - issued 185,744,072; 2005 - issued 185,744,072	929	929
Additional paid-in capital	1,589	1,674
Accumulated deficit	(1,217)	(1,526)
Accumulated other comprehensive loss...Note E	(1,731)	(1,219)
Treasury stock at par value (2006 - 23,032,601 shares; 2005 - 19,031,991 shares)	(115)	(94)

Total shareholders’ deficit	(545)	(236)

Total	$6,358	$6,545

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the years ended December 31	2006	2005	2004

Cash flows from operating activities
Net income/(loss)	$309	($362)	$51
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	230	282	308
Loss/(gain) from translation and foreign exchange	6	94	(98)
Provision for asset impairments and loss/gain on sale of assets	(64)	10	47
Write-off of deferred financing fees...Note T		101	33
Pension expense	37	85	100
Pension contributions	(90)	(401)	(171)
Deferred income taxes	(110)	(35)	12
Minority interests and equity earnings	55	39	28
Changes in assets and liabilities, net of effect of divested businesses:
Receivables	39	72	(43)
Inventories	(66)	(28)	(37)
Accounts payable and accrued liabilities	19	121	128
Asbestos liabilities	(16)	(19)	(6)
Other	6	(81)	52

Net cash provided by/(used for) operating activities	355	(122)	404

Cash flows from investing activities
Capital expenditures	(191)	(192)	(138)
Proceeds from sale of businesses, net of cash sold...Note B	7	627
Proceeds from sale of property, plant and equipment	81	40	39
Other	(8)	(11)	(8)

Net cash provided by/(used for) investing activities	(111)	464	(107)

Cash flows from financing activities
Proceeds from long-term debt	232	1,616	720
Payments of long-term debt	(143)	(2,268)	(873)
Net change in revolving credit facility and short-term debt	(81)	248	(24)
Debt issue costs	(4)	(26)	(31)
Common stock issued	18	16	3
Common stock repurchased	(135)	(38)
Dividends paid to minority interests	(29)	(45)	(41)
Other	(16)

Net cash used for financing activities	(158)	(497)	(246)

Effect of exchange rate changes on cash and cash equivalents	27	(22)	19

Net change in cash and cash equivalents	113	(177)	70
Cash and cash equivalents at January 1	294	471	401

Cash and cash equivalents at December 31	$407	$294	$471

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME/(LOSS)
(in millions, except share data)

		|				Accumulated
		|				Other
	Comprehensive	|	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Income/(Loss)	|	Stock	Capital	Deficit	Loss	Stock	Total

		|
Balance January 1, 2004		|	$929	$1,699	($1,215)	($1,170)	($103)	$ 140
		|
Net income	$ 51	|			51			51
Derivatives qualifying as hedges	7	|				7		7
Translation adjustments	107	|				107		107
Translation adjustments - disposition of foreign investments	29	|				29		29
Minimum pension liability adjustments, net of tax of $9	(63)	|				(63)		(63)
Available for sale securities	3	|				3		3
		|
Comprehensive income	$134	|
		|
		|
Stock issued - benefit plans: 546,626 common shares		|					3	3
Stock repurchased: 11,221 common shares		|
		|
Balance December 31, 2004		|	929	1,699	(1,164)	(1,087)	(100)	277
		|
Net loss	($362)	|			(362)			(362)
Derivatives qualifying as hedges	(10)	|				(10)		(10)
Translation adjustments	(187)	|				(187)		(187)
Translation adjustments - disposition of foreign investments	(5)	|				(5)		(5)
Minimum pension liability adjustments, net of tax of $19	76	|				76		76
Available for sale securities	(6)	|				(6)		(6)
		|
Comprehensive loss	($494)	|
		|
		|
Restricted stock awarded: 604,196 common shares		|		(3)			3
Stock-based compensation		|		3				3
Stock issued - benefit plans: 2,650,136 common shares		|		3			13	16
Stock repurchased: 2,101,809 common shares		|		(28)			(10)	(38)
		|
Balance December 31, 2005		|	929	1,674	(1,526)	(1,219)	(94)	(236)
		|
Net income	$ 309	|			309			309
Derivatives qualifying as hedges	2	|				2		2
Translation adjustments	133	|				133		133
Minimum pension liability adjustments, net of tax of $2	710	|				710		710
Minimum pension tax adjustment - Note X	(121)	|				(121)		(121)
Available for sale securities	5	|				5		5
		|
Comprehensive income	$1,038	|
		|
		|
Adoption of FAS 158 - Note A		|				(1,241)		(1,241)
		|
Restricted stock awarded: 422,584 common shares		|		(2)			2
Stock-based compensation		|		11				11
Stock issued - benefit plans: 2,623,184 common shares		|		5			13	18
Stock repurchased: 7,046,378 common shares		|		(99)			(36)	(135)
		|
Balance December 31, 2006		|	$929	$1,589	($1,217)	($1,731)	($115)	($ 545)
		|
		|

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

The Company manufactures and sells metal containers, metal closures, and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”) as defined in FASB Interpretation No. 46 (“FIN 46”). If an entity meets the criteria for VIE status, the Company consolidates that entity if the Company has the obligation to absorb more than 50% of the entity’s expected losses or receive more than 50% of the entity’s expected residual returns. If an entity does not meet the criteria for VIE status, the Company consolidates those in which it has effective control, which includes certain subsidiaries that are not majority-owned. Certain of the Company’s joint venture agreements, including those discussed in Note C, contain provisions in which the Company would surrender certain decision-making rights upon a change in control of the Company. Accordingly, consolidation of these operations may no longer be appropriate subsequent to a change in control of the Company, as defined in the joint venture agreements. Investments in companies in which the Company does not have effective control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Investments in securities where the Company does not have the ability to exercise significant influence over operating and financial policies, and whose fair value is readily determinable such as those listed on a securities exchange, are referred to as “available for sale securities” and reported at their fair value with unrealized gains and losses reported in accumulated other comprehensive income in shareholders’ equity. Other investments are carried at cost.

Foreign Currency Translation.    For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated as a separate component of accumulated other comprehensive income in shareholders’ equity. For non-U.S. subsidiaries that use a U.S. dollar functional currency, local currency inventories and property, plant and equipment are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

Revenue Recognition.    Revenue is recognized from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, and other adjustments are estimated and provided for in the period that the related sales are recorded. Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Shipping and handling fees and costs are reported as cost of products sold.

Stock-Based Compensation.    The Company has stock-based employee compensation plans that are currently comprised of fixed stock options and restricted stock awards. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share Based Payment.” The Company is using the modified prospective transition method of FAS 123(R) whereby compensation expense for all nonvested stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period based on the estimated number of awards that are expected to vest. Similarly, compensation expense for all future awards will be recognized over the vesting period based on the grant-date fair value and the estimated number of awards that are expected to vest. Compensation expense is recognized over the vesting period on a straight-line basis over the total service period for the entire award. Valuation of awards granted prior to the adoption of the standard were calculated using the Black-Scholes option pricing model and the Company expects to use the same model for valuing future awards.

Crown Holdings, Inc.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123(R) to stock options in prior years.

	2005	2004

Net income/(loss) as reported	($362)	$51
Add: Stock-based compensation expense for restricted stock
already included in net income/(loss) as reported, net of tax	3
Deduct: Proforma stock-based compensation expense
for stock options and restricted stock, net of tax	(13)	(9)

Proforma net income/(loss)	($372)	$42

Earnings/(loss) per share:

Basic — as reported	($2.18)	$0.31

Diluted — as reported	($2.18)	$0.30

Basic — proforma	($2.24)	$0.25

Diluted — proforma	($2.24)	$0.25

Cash and Cash Equivalents.    Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost which approximates fair value because of the short maturity of those instruments. Outstanding checks in excess of funds on deposit are included in accounts payable. Restricted cash of $17 at December 31, 2005 was included within other non-current assets in the Consolidated Balance Sheet.

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

Property, Plant and Equipment.    Property, plant and equipment (“PP&E”) is carried at cost less accumulated depreciation and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. Cost of constructed assets includes capitalized interest incurred during the construction and development period. Maintenance and repairs, including labor and material costs for planned major maintenance such as annual production line overhauls, are expensed as incurred. When PP&E is retired or otherwise disposed, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time.

Crown Holdings, Inc.

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

Taxes on Income.   The provision for income taxes is determined using the asset and liability approach. Deferred taxes represent the future expected tax consequences of differences between the financial reporting and tax bases of assets and liabilities based upon enacted tax rates and laws. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The with-and-without approach is used to account for utilization of windfall tax benefits arising from the Company’s stock-based compensation plans and only the direct impact of awards is considered when calculating the amount of windfalls or shortfalls. Investment tax credits earned in connection with capital expenditures are recorded as a reduction in income taxes in the year the credit arises. Income tax-related interest is reported as interest expense and penalties are reported as income tax expense.

Derivatives and Hedging.   All outstanding derivative financial instruments are recognized in the balance sheet at their fair values. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported currently in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in shareholders’ equity as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified to earnings when the related hedged items impact earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistent with the item being hedged.

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

Hedge accounting is discontinued prospectively when (i) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item, (ii) the derivative instrument expires, is sold, terminated or exercised, or (iii) designating the derivative instrument as a hedge is no longer appropriate.

Crown Holdings, Inc.

The Company formally documents all relationships between its hedging instruments and hedged items at inception, including its risk management objective and strategy for establishing various hedge relationships. Cash flows from hedging instruments are classified in the Consolidated Statements of Cash Flows consistent with the items being hedged.

Treasury Stock.   Treasury stock is reported at par value. The excess of fair value over par value is first charged to paid-in capital, if any, and then to retained earnings.

Research and Development.   Net research, development and engineering costs of $42, $47 and $47 in 2006, 2005 and 2004, respectively, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications.   Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Recent Accounting and Reporting Standards.    During 2006, the Company adopted the following accounting and reporting standards:

SFAS 123(R), as discussed above under Stock-Based Compensation, resulted in a charge to income from continuing operations and net income of $5 ($5 net of tax, or $0.03 per basic and diluted share) in 2006 and had no effect on the statement of cash flows because the Company is using the with-and-without approach to account for its utilization of windfall tax benefits. See Note R for additional disclosures required by the new standard.

SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle capacity expense, freight, handling costs and material spoilage should be expensed as incurred and not included in overhead. The Company prospectively adopted this standard and its adoption had no impact on the Company’s results of operations or financial position.

SFAS No. 153, “Exchanges of Nonmonetary Assets– An Amendment of APB Opinion No. 29,” eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. The Company prospectively adopted this standard and its adoption had no impact on the Company’s results of operations or financial position.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB Statement No. 3,” requires retrospective application, with minor exceptions, to prior periods’ financial statements for changes in accounting principle. The statement applies primarily to voluntary changes in accounting principle. The Company prospectively adopted the standard and its adoption had no impact on the Company’s results of operations or financial position.

SFAS No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R),” requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. Specifically, it requires a company to (1) recognize on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a plan through comprehensive income in the year in which the changes occur. The adoption of FAS 158 resulted in the following adjustments to the consolidated balance sheet at December 31, 2006.

Crown Holdings, Inc.

	Balance before	Effect of	Balance after
	adoption	adoption	adoption

Prepaid pension assets	$1,697	($1,402)	$ 295
Intangible pension assets	8	(8)
Accrued pension liabilities	197	(5)	192
Postretirement liabilities	550	64	614
Net deferred tax liabilities	314	(228)	86
Accumulated other comprehensive loss	490	1,241	1,731

The U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Adoption of SAB 108 had no impact on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. The provisions of FIN 48 are effective for the Company as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial statements.

B.   Discontinued Operations

During the second and third quarters of 2006, the Company sold its remaining European plastics operations for $2, net of cash divested. These operations primarily make plastic bottles as well as products for cosmetics and beauty care companies. In November 2006, the Company sold its Americas health and beauty care operations for $4, net of cash divested. In October 2005, the Company sold its plastic closures business for total proceeds of $690. The assets sold included $50 of cash and the Company paid $13 in fees related to the sale, resulting in net proceeds of $627.

The divested businesses were previously included as non-reportable segments in the Company’s segment reporting and had combined net sales of $158, $931 and $914 for the years ended December 31, 2006, 2005 and 2004, respectively.

The results of operations for the divested businesses were reported within discontinued operations in the accompanying statements of operations, and prior period statements of operations have been recast. The segment results in Note Y and the Condensed Combining Statements of Operations in Note Z have also been recast for the divested businesses. The Consolidated Statements of Cash Flows do not separately report the cash flows of the discontinued operations. Interest expense was not allocated to the divested businesses and, therefore, all of the Company’s interest expense is included within continuing operations.

Crown Holdings, Inc.

The components of the income/(loss) from discontinued operations are presented below.

	2006	2005	2004

Income/(loss) before tax	($6)	$6	$40
Income tax on operations		(4)	(16)
Loss on disposal	(28)	(27)
Income tax on disposal	1	(17)

Income/(loss) from discontinued operations	($33)	($42)	$24

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

Net sales	2005	2004

As reported	$6,675	$6,285
Proforma	6,792	6,411

D.   Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2006 and 2005 were as follows:

	Americas	North America	European	European	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance at January 1, 2005	$419	$148	$729	$716	$580	$2,592
Goodwill of divested business					(387)	(387)
Change in consolidation			16			16
Foreign currency translation	1	3	(72)	(87)	(53)	(208)

Balance at December 31, 2005	420	151	673	629	140	2,013
Foreign currency translation			77	74	21	172

Balance at December 31, 2006	$420	$151	$750	$703	$161	$2,185

The goodwill of divested business caption in 2005 includes the goodwill of the divested plastic closures business as discussed in Note B. The change in consolidation caption in 2005 includes the effect of consolidating certain entities that were previously not consolidated as discussed in Note C.

Identifiable intangible assets other than goodwill are recorded within other noncurrent assets in the Consolidated Balance Sheets and are not material.

Crown Holdings, Inc.

E.   Accumulated Other Comprehensive Loss

As of December 31, accumulated other comprehensive loss consisted of the following:

	2006	2005

Pension and postretirement adjustments	($1,304)	($652)
Cumulative translation adjustments	(433)	(566)
Derivatives qualifying as hedges	2
Available for sale securities	4	(1)

	($1,731)	($1,219)

F.   Receivables

	2006	2005

Accounts and notes receivable	$584	$596
Less: allowance for doubtful accounts	(38)	(33)

Net trade receivables	546	563
Miscellaneous receivables	143	123

	$689	$686

Following are the changes in the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004. Charges or credits to the allowance that affect the consolidated statements of operations are reported within cost of products sold, excluding depreciation and amortization.

	Balance at	Expense /			Balance at
	beginning of year	(income)	Write-offs	Translation	end of year

2004	$56	($3)	($13)	$2	$42
2005	42		(5)	(4)	33
2006	33	3	(1)	3	38

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

The Company continues to service these receivables for a fee but does not retain any interest in the receivables sold. The Company has relinquished control of the receivables and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheets. At December 31, 2006 and 2005, $130 and $120, respectively, of receivables were securitized under the North American facility.

In 2005, the Company entered into a new €120 European securitization facility. Under this facility, certain subsidiaries in the U.K. and France sell receivables to an entity formed in France for the sole purpose of buying receivables from the selling subsidiaries. The buying entity finances the purchase of receivables through the issuance of senior units to a company in which the Company does not retain any interest. The selling subsidiaries continue to service the receivables for a fee, but do not retain any interest in the receivables sold and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheets. At December 31, 2006 and 2005, $110 and $114, respectively, of receivables were securitized under this facility.

During 2006, 2005 and 2004, the Company recorded expenses related to the securitization facilities of $15, $9 and $5, respectively, as interest expense.

Crown Holdings, Inc.

G.   Inventories

	2006	2005

Finished goods	$308	$281
Work in process	122	101
Raw materials and supplies	476	428

	$906	$810

Approximately 20% of worldwide productive inventories at December 31, 2006 and 2005 were stated on the LIFO method of inventory valuation. Had average cost (which approximates replacement cost) been applied to such inventories at December 31, 2006 and 2005, total inventories would have been $51 higher in both years.

H.   Property, Plant and Equipment

	2006	2005

Buildings and improvements	$732	$749
Machinery and equipment	3,817	3,549

	4,549	4,298
Less: accumulated depreciation and amortization	(3,179)	(2,936)

	1,370	1,362
Land and improvements	141	140
Construction in progress	97	105

	$1,608	$1,607

I.   Other Non-Current Assets

	2006	2005

Pension assets	$295	$871
Debt issue costs	61	48
Pension intangibles		17
Deferred taxes	30	59
Investments	39	40
Long-term notes and receivables	40	6
Other	38	39

	$503	$1,080

The reduction in pension assets and the elimination of pension intangibles in 2006 was primarily due to the adoption of FAS 158 as discussed in Note A.

The investments caption primarily includes the Company’s investments accounted for by the equity method and the cost method. The caption also includes balances of $9 and $4 as of December 31, 2006 and 2005, respectively, for an investment accounted for as an available-for-sale security.

J.   Accounts Payable and Accrued Liabilities

	2006	2005

Trade accounts payable	$1,224	$1,075
Salaries, wages and other employee benefits, including pension and postretirement	167	224
Accrued taxes, other than on income	120	99
Accrued interest	42	30
Asbestos liabilities	25	30
Restructuring	11	13
Deferred taxes	20	39
Other	187	164

	$1,796	$1,674

Crown Holdings, Inc.

K.   Other Non-Current Liabilities

	2006	2005

Deferred taxes	$106	$298
Asbestos liabilities	173	184
Postemployment benefits	44	44
Fair value of derivatives	55	12
Environmental	23	26
Other	98	91

	$499	$655

The reduction in deferred taxes was primarily due to the adoption of FAS 158 as discussed in Note A.

L.   Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases, and the leased assets are included in property, plant and equipment. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. Certain of the leases contain renewal or purchase options, but the leases do not contain significant contingent rental payments, escalation clauses, rent holidays, rent concessions or leasehold improvement incentives. The amount of capital leases reported as capital assets, net of accumulated amortization, was $4 and $2 at December 31, 2006 and 2005, respectively.

Under long-term operating leases, minimum annual rentals are $61 in 2007, $47 in 2008, $33 in 2009, $22 in 2010, $20 in 2011 and $50 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $10 due under non-cancelable subleases. The present value of future minimum payments on capital leases was $4 as of December 31, 2006. Rental expense (net of sublease rental income) was $57, $52 and $57 in 2006, 2005 and 2004, respectively.

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

In May 2006, May 2005, January 2005 and April 2004, the States of South Carolina, Florida, Ohio and Mississippi, respectively, enacted legislation that limits the asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new legislation, which applies to future and, with the exception of South Carolina, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor’s assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

In June 2003, the State of Texas enacted legislation that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets. On October 31, 2003, Crown Cork received a favorable ruling on its motion for summary judgment in two asbestos-related cases pending against it in the district court of Harris County, Texas (in Re Asbestos Litigation No. 90-23333, District Court, Harris County, Texas), which were appealed. On May 4, 2006, the Texas Fourteenth Court of Appeals upheld the favorable ruling on one of the two cases (Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas). The Appeals court decision has been appealed by the plaintiff. In addition, a favorable ruling for summary judgment in an asbestos case pending against it in the district court of Travis County, Texas (in Re Rosemarie Satterfield as Representative of the Estate of Jerrold Braley Deceased v. Crown Cork & Seal Company, Inc. District Court Travis County, 98th Judicial District Cause No. GN-203572) has been appealed. Although the Company believes that the rulings of the District Court and Appeals Court are correct, there can be no assurance that the legislation will be upheld by the Texas courts on appeal or in other cases that may challenge the legislation.

Crown Holdings, Inc.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos-related cases against Crown Cork in Philadelphia and remanded the cases to the Philadelphia Court of Common Pleas (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Court ruled that the new statute, as applied, violated the Pennsylvania Constitution because it retroactively extinguished the plaintiffs’ pre-existing and accrued causes of action. The Company believes that the ruling by the court was limited only to cases which were pending at the time the legislation was enacted. In November 2004, the Commonwealth of Pennsylvania enacted legislation amending the 2001 successor liability statute providing that the 2001 statute applies only to asbestos-related claims with respect to which the two-year statute of limitations for asbestos-related claims began to run after the new statute was enacted on December 17, 2001. On July 28, 2005, the Philadelphia Court of Common Pleas granted Crown Cork’s global motion for summary judgment to dismiss all pending asbestos-related cases filed in the court after December 17, 2003 (In re: Asbestos-Litigation October term 1986, No. 001). Subsequently filed cases have also been dismissed by the Philadelphia Court of Common Please based on the statute. These decisions remain subject to potential appeal by the plaintiffs and, in five cases, a notice of appeal to the Superior Court of Pennsylvania has been filed by the plaintiffs. The Company cautions that its position regarding the limitation of the Pennsylvania Supreme Court ruling may not be upheld.

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

During 2006, 2005 and 2004, respectively, Crown Cork (i) received 5,000, 9,000 and 13,000 new claims, (ii) settled or dismissed 5,000, 4,000 and 14,000 claims, and (iii) had 79,000, 79,000 and 74,000 claims outstanding at the end of the respective years. The outstanding claims at December 31, 2006 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow.

During 2006, 2005 and 2004, respectively, the Company (i) recorded pre-tax charges of $10, $10 and $35 to increase its accrual, (ii) made asbestos-related payments of $26, $29 and $41, (iii) settled claims totaling $20, $15 and $30, including amounts committed to be paid in future periods and (iv) had outstanding accruals of $198, $214 and $233 at the end of the year.

Crown Holdings, Inc.

The Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims and related legal costs will range between $198 and $247. The accrual balance of $198 at the end of 2006 includes $118 for unasserted claims and $5 for committed settlements that will be paid in 2007.

Historically (1977-2006), Crown Cork estimates that approximately one-quarter of all asbestos-related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual and range of potential liability any amounts for settlements by persons alleging first exposure to asbestos after 1964.

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2016. The upper end of the Company’s estimated range of possible asbestos costs of $247 includes claims beyond that date.

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

N.   Commitments and Contingent Liabilities

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. The Company also has environmental issues at certain of its plants in the Americas and Europe. Actual expenditures for remediation were $1 in each of the last three years. The Company’s balance sheet reflects estimated undiscounted remediation liabilities of $24 and $27 at December 31, 2006 and 2005, respectively, including $1 as current liabilities in each year. The Company records an environmental liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The reserves at December 31, 2006 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserves and will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

In 2003, Crown Cork amended the retiree medical benefits that it had been providing to approximately 10,000 retirees pursuant to a series of collective bargaining agreements between Crown Cork and certain unions. The amendments increased maximum coverage, required additional retiree contributions for medical and prescription drug costs and reduced other coverage benefits. Crown Cork is a party to litigation initiated in June 2003 in which the USWA and IAM unions and retirees claim that the retiree medical benefits were vested and that the amendments breached the applicable collective bargaining agreements in violation of ERISA and the Labor Management Relations Act. Crown Cork and the USWA parties have submitted their dispute to binding arbitration in Pittsburgh, Pennsylvania. The arbitrator granted partial summary judgment to the USWA parties with respect to employees who retired prior to the 1993 collective bargaining agreement and denied both the USWA parties’ motion for summary judgment and Crown Cork’s motion for summary judgment with respect to employees who retired under the 1993 and the 1998 collective bargaining agreements, concluding that there are factual issued respecting those retirees which must be resolved at a hearing scheduled for March 2007. With respect to litigation involving Crown Cork and the IAM parties, a federal district court in Nebraska ruled that, pursuant to the collective bargaining agreement, the matter should be resolved through arbitration. The Company believes that it had the right to make such amendments and intends to contest the matter vigorously. However, the ultimate outcome of these cases is uncertain and if they are decided adversely, the Company could be required to restore all or a portion of the retiree medical benefits to their pre-amendment levels. Restoration of the retiree medical benefits to their pre-amendment levels would increase the accumulated postretirement benefit obligation by approximately $59, the annual charge to income by approximately $9, and the annual payments to retirees by approximately $2 in the initial years after restoration.

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

The Company has various commitments to purchase materials, supplies and utilities totaling approximately $3.6 billion as of December 31, 2006 as part of the ordinary conduct of business. The Company’s basic raw materials for its products are steel and aluminum, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for purchases of capital assets of approximately $42.

At December 31, 2006 the Company had certain indemnification agreements covering environmental remediation, lease payments, and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $38. Several agreements outstanding at December 31, 2006 did not provide liability limits. At December 31, 2006, the Company had recorded liabilities of $4 for these indemnification agreements. The Company also has guarantees of $24 related to the residual value of leased assets at December 31, 2006, and has recorded a liability of $8 related to these guarantees.

O.   Restructuring

During 2006, the Company provided a net pre-tax charge of $15 for restructuring costs, including $6 for severance costs in the European Food segment to close a plant, $4 of corporate charges for the estimated settlement costs of a labor dispute related to prior restructurings, $3 for severance costs in the European Specialty Packaging segment to reduce headcount, and $4 for other severance and exit costs, partially offset by a reversal of $2 of severance costs provided during 2005.

During 2005, the Company provided a pre-tax charge of $13 for restructuring costs, including $3 in the Americas Beverage segment for severance costs to reduce headcount at a plant, $5 for severance costs to reduce headcount in a European aerosol can plant, $2 for severance costs to reduce headcount in the U.S. research and development group, and $3 for other severance and exit costs.

During 2004, the Company provided a pre-tax charge of $6 for restructuring costs. The charge primarily included $5 in a European specialty plastics operation for severance costs to reduce headcount.

Crown Holdings, Inc.

The charges above represent the total amount expected to be incurred in connection with each activity. Balances remaining in the reserves at December 31, 2006 included provisions of $8 for current year actions and $3 for prior restructuring actions. The balance of the restructuring reserves was included in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

The components of the restructuring reserve and movements within these components during 2006 and 2005 were as follows:

	Termination Benefits	Other Exit Costs	Total

Balance as of January 1, 2005	$14	$1	$15
Provisions	15	1	16
Payments made	(15)	(1)	(16)
Foreign currency translation and other	(2)		(2)

Balance as of December 31, 2005	12	1	13
Provisions	8	7	15
Payments made	(14)	(3)	(17)
Foreign currency translation and other	1	(1)

Balance as of December 31, 2006	$7	$4	$11

The 2005 provision of $16 as presented in the table above includes charges of $3 that were reported within discontinued operations in the consolidated statement of operations.

P.   Asset Impairments and Loss/Gain on Sale of Assets

During 2006, the Company recorded net pre-tax gains of $64 for asset sales and assets impairments, including a gain of $62 from the sale of a building in the European Food segment. The net building sale proceeds of $71 included a note of $37 due 2008 and supported by an irrevocable letter of credit. The Company will lease back the facility for a period of up to eighteen months and will have no other continuing involvement with the facility. The Company also sold real estate and equipment in the U.S. for $29, some of which it is leasing back including equipment under a capital lease with a net present value of $4. Deferred gains of $6 on these sales will be recognized over the lives of the leases.

During 2005, the Company recorded net pre-tax gains of $18 for asset sales and asset impairments, including a gain of $7 for the reversal of a provision for an expected loss on divestiture in Asia, and other net gains of $11 for asset sales. In Asia, the Company received a waiver of a local requirement to divest a portion of one of its subsidiaries and, accordingly, reversed its provision for the expected loss on divestiture at a price below fair value.

During 2004, the Company recorded net pre-tax charges of $31 for asset impairments and asset sales, including charges of $29 to reclassify cumulative translation adjustments to earnings from the planned sale of three businesses in South and Central America. The remaining net charges of $2 were for the write-down of various assets, offset by gains on sales of surplus property.

Q.   Capital Stock

As of December 31, 2006 and 2005, there were 162,711,471 and 166,712,081 common shares outstanding, respectively.

Shares of common stock issued as compensation to non-employee directors were 34,480 in 2006, 35,308 in 2005, and 46,937 in 2004.

The Company’s first priority revolving credit and term loan facilities and its first priority senior secured notes limit the payment of dividends and the repurchase of common stock, subject to certain permitted payments or repurchases and exceptions.

Crown Holdings, Inc.

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

In June 2006, the Board of Directors authorized the repurchase of up to $200 of the Company’s common stock. This authorization was in addition to a February 2005 authorization to repurchase up to $50 of common stock from time to time through December 31, 2006 and a December 2005 authorization to repurchase up to $150 of common stock through December 31, 2007. In August 2006, the Company entered into an amendment to its first priority credit facility providing for an additional $200 first priority term loan facility due 2012 to be utilized to, among other things, repurchase, redeem or otherwise acquire or retire for value outstanding common stock of the Company, subject to certain limitations. In December 2006, the Company paid $15 to the holders of the first priority senior secured notes to amend the indenture to, among other things, allow the Company to make $100 of additional restricted payments of any type, including restricted payments for the repurchase or other acquisition or retirement for value of shares of Company common stock.

Each repurchase may be made in the open market, through privately negotiated transactions, through accelerated share repurchase programs, which may be entered into at any time, or otherwise, subject to the terms of the Company’s debt agreements, market conditions and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase program may be suspended or terminated at any time at the Company’s discretion. The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes. During 2006, the Company repurchased 7,046,378 common shares at a total cost of $135 to reduce the remaining authorized repurchase amount to $227 as of December 31, 2006. The $135 of 2006 repurchases included 5,262,878 common shares for $100 under an accelerated share repurchase program.

In 2003, the Board of Directors adopted a Shareholders’Rights Plan, as amended in 2004, and declared a dividend of one right for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company’s common stock. Each right then may be exercised to acquire one share of common stock at an exercise price of $200, subject to adjustment. Alternatively, under certain circumstances involving the acquisition by a person or group of 15% or more of the Company’s common stock, each right will entitle its holder to purchase a number of shares of the Company’s common stock having a market value of two times the exercise price of the right. In the event the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company’s common stock, each right will entitle its holder to purchase a number of the acquiring company’s common shares having a market value of two times the exercise price of the right. The rights may be redeemed by the Company at $.01 per right at any time until the tenth day following public announcement that a 15% position has been acquired. The rights expire on August 10, 2015.

R.   Stock-Based Compensation

As of December 31, 2006, the Company had six active stock-based incentive compensation plans - the 1990, 1994, 1997, 2001, 2004 and 2006 plans. The plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”) and may be subject to the achievement of certain performance goals as determined by the Plan Committee designated by the Board of Directors. There were no issuances of deferred stock or SARs under any of the plans as of December 31, 2006. As of December 31, 2006, there were approximately 8.1 million shares available for awards under the 2004 and 2006 plans, and no shares were available under the other four plans. The 2004 and 2006 plans expire in April 2009 and 2016, respectively. Shares awarded are generally issued from the Company’s treasury shares.

Crown Holdings, Inc.

Stock Options

A summary of stock option activity follows:

	2006

	Shares	Weighted Average Exercise Price

Options outstanding at January 1	12,137,048	$15.01
Granted	0
Exercised	(02,602,915)	6.40
Forfeited	(00,026,000)	10.11
Expired	(01,316,963)	42.03

Options outstanding at December 31	8,191,170	$13.42

Options fully vested or expected to vest at December 31	8,179,871	$13.42

The following table summarizes outstanding and exercisable options at December 31, 2006:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.25	593,358	4.0	$ 4.25	593,358	$ 4.25
$5.30	973,450	5.1	5.30	973,450	5.30
$5.49 to $8.38	816,037	4.2	7.47	804,037	7.45
$8.60	2,677,475	7.2	8.60	2,677,475	8.60
$8.75 to $19.81	1,658,100	5.6	12.99	1,333,975	13.88
$22.25 to $54.38	1,472,750	1.8	35.03	1,472,750	35.03

	8,191,170	5.2	$13.42	7,855,045	$13.60

Outstanding stock options have a contractual term of ten years, are fixed-price and non-qualified, and vest either semi-annually or annually between six months and four years from the date of grant.

Options outstanding at December 31, 2006 had an aggregate intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options as of December 31, 2006) of $82. The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $33, $29 and $3, respectively. Cash received from exercise of stock options during 2006 was $17. Since the Company is in a loss position in the U.S. it does not currently expect to realize a tax benefit from these option exercises.

At December 31, 2006, shares that were fully vested or expected to vest had an aggregate intrinsic value of $82 and a weighted-average remaining contractual term of 5.2 years, and shares exercisable had an aggregate intrinsic value of $78 and a weighted-average remaining contractual term of 5.1 years. Also at December 31, 2006, there was less than $1 of unrecognized compensation expense related to outstanding nonvested stock options with a weighted-average recognition period of four months.

Outstanding stock options were valued at their grant-date fair value using the Black-Scholes option pricing model. Valuations incorporate several variables, including expected term, volatility, a risk-free interest rate and employee termination behavior (“forfeiture rate”). The expected term (which is the timeframe under which an award is exercised after grant) is derived from historical data about participant exercise patterns. Volatility is the expected fluctuation of the Company’s stock price in the market and is derived from historical data about the Company’s stock price. The risk-free interest rate is the U.S. Treasury yield curve rate in effect at the date of the grant which has a contractual life similar to the option’s expected term. The forfeiture rate is based on historical data of the forfeiture of nonvested share-based awards through the termination of service by plan participants. Based on historical data, the Company estimated the forfeiture rate on nonvested awards to be approximately three percent at December 31, 2006.

Crown Holdings, Inc.

The fair value of each stock option on the date of the grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004

Risk-free interest rate	4.2%	3.2%
Expected life of option (years)	4.0	4.2
Expected stock price volatility	29.9%	61.8%
Expected dividend yield	0.0%	0.0%

The weighted average grant-date fair values for options granted during 2005 and 2004 were $4.83 and $4.46, respectively. There were no options granted during 2006.

Restricted Stock

Restricted stock was issued in 2005 and 2006, under the 2004 stock-based incentive compensation plan, to certain senior executive officers and vests ratably over three years on the anniversary of the date of grant. The fair value for grants with no performance goal was based on the Company’s closing stock price at the grant date. The 2006 grants included 145,144 shares that contain a market performance feature. The market performance criterion applied to these shares is the median Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, of the Company during the three-year term of the grant measured against a peer group of companies. The level of shares which vest in February 2009 is based on the level of performance achieved, ranges between 0% and 200% of the shares awarded and are settled in stock. The 2005 and 2006 awards permit the accelerated vesting of nonvested shares upon termination of a participant due to retirement, disability or death. The fair value of each performance share was calculated as $21.17 using a Monte Carlo valuation model. The variables used in this model included stock price volatility of 36.9%, an expected term of three years and a risk-free interest rate of 4.7%, along with other factors associated with the relative performance of the Company’s stock price and shareholder returns when compared to the companies in the peer group.

A summary of restricted stock transactions during the year ended December 31, 2006 follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Beginning outstanding	604,196	$13.05
Awarded	422,584	19.46
Released	(201,397)	13.05

Ending outstanding	825,383	16.33

Compensation expense for restricted stock was $6 in 2006 and $3 in 2005, and there was no expense for 2004. No tax benefit was recognized for these costs due to the U.S. valuation allowance as discussed in Note X. As of December 31, 2006, there was $7 of unrecognized compensation cost related to outstanding nonvested restricted stock awards. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years. The total fair value of shares that vested during the year ended December 31, 2006 was $3.

Crown Holdings, Inc.

S.   Debt

	2006	2005

Short-term debt (1)
U.S. dollar bank loans/overdrafts	$20	$10
Other currency bank loans/overdrafts	58	62

Total short-term debt	$78	$72

Long-term debt
Credit facility borrowings: (2)
U.S. dollar	$60	$210
Other currencies	119	41
Senior secured notes:
Euro (€460) 6.25% first priority due 2011	606	544
First priority term loans:
U.S. dollar at LIBOR plus 1.75% due 2012	361	165
Euro (€284 in 2006) at EURIBOR plus 1.75% due 2012	374	339
Senior notes and debentures:
U.S. dollar 7.00% due 2006		107
U.S. dollar 9.50% due 2011	9	9
Euro (€19) 10.25% due 2011	24	22
U.S. dollar 7.625% due 2013	500	500
U.S. dollar 10.875% due 2013	3	3
U.S. dollar 7.75% due 2015	600	600
U.S. dollar 8.00% due 2023	200	200
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	150	150
Other indebtedness in various currencies:
Fixed rate with rates in 2006 from 1.0% to 14.6% due 2007 through 2015	15	26
Variable rate with average rates in 2006 from 2.0% to 7.0% due 2007 through 2014	97	70
Unamortized discounts	(5)	(5)

Total long-term debt	3,463	3,331

Less: current maturities	(43)	(139)

Total long-term debt, less current maturities	$3,420	$3,192

(1)	The weighted average interest rates for bank loans and overdrafts outstanding during 2006, 2005 and 2004 were 6.2%, 4.3% and 4.3%, respectively.
(2)	The $800 revolving credit facility is due 2011 and currently bears interest at EURIBOR or LIBOR plus 1.75%. The weighted average interest rates for the credit facilities during 2006, 2005 and 2004 were 6.7%, 5.0% and 5.0%, respectively.

Aggregate maturities of long-term debt for the five years subsequent to 2006, excluding unamortized discounts, were $43, $39, $25, $20 and $837, respectively. Cash payments for interest during 2006, 2005 and 2004 were $256, $389 and $330, respectively (including amounts capitalized of $1 in both 2006 and 2005).

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $3,476 at December 31, 2006.

During 2006, 2005 and 2004, the Company recorded pre-tax foreign exchange losses of $6 and $94, and gains of $98, respectively, primarily for certain European subsidiaries that had unhedged currency exposure arising from external and intercompany debt obligations. The gains and losses are included in translation and exchange adjustments in the Consolidated Statements of Operations.

Crown Holdings, Inc.

T.   Debt Refinancings and Early Extinguishments

In November 2005, the Company sold $500 of 7.625% senior notes due 2013 and $600 of 7.75% senior notes due 2015, and entered into an $800 first priority revolving credit facility due 2011 and a first priority term loan facility due 2012 comprised of $165 and €287 term loans. In August 2006, the Company entered into an amendment to its first priority credit facility providing for an additional $200 first priority term loan facility due 2012. The revolving credit and term loan facilities are subject to a pricing grid and have current pricing of 1.75% above LIBOR and EURIBOR, respectively. The proceeds from the refinancing were used to repay the Company’s prior revolving credit facility and all but $36 of the second and third priority senior secured notes issued by Crown European Holdings (“CEH”), an indirect wholly-owned subsidiary, and to pay premiums, fees and expenses associated with the refinancing. The Company recognized a loss of $379 in connection with the refinancing, consisting of $278 of premiums and fees and the write-off of $101 of unamortized fees and unamortized interest rate swap termination costs related to the refinanced facilities and notes. During 2005, the Company also recognized an additional loss of $4 from early extinguishments of debt for premiums paid to purchase certain unsecured notes.

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

The $800 revolving credit facility includes provisions for letters of credit up to $150 and €50. Outstanding letters of credit accrue interest at 1.75% and reduce the amount of borrowing capacity otherwise available. As of December 31, 2006, there were $65 of outstanding letters of credit under the facility.

During 2004 the Company repurchased $94 and £85 aggregate principal of various notes due 2004 to 2006 and recognized total charges of $6 in connection with the premiums paid on these early extinguishments of debt.

In September 2004, the Company sold €460 of 6.25% first priority senior secured notes due 2011. These issuances were part of a larger refinancing in which the Company recorded a charge of $33, as a loss from early extinguishments of debt, to write-off unamortized fees from a previous credit facility.

In connection with the November 2005 refinancing and repurchase of the significant majority of the then outstanding second and third priority senior secured notes, the $36 of remaining notes outstanding as of December 31, 2006 no longer have any secured interest. CEH may redeem the $33 of 2011 notes at any time prior to March 2007 and the $3 of 2013 notes at any time prior to March 2008, by paying a make-whole premium. Thereafter, CEH may redeem some or all of the 2011 and 2013 notes at redemption prices initially representing a premium to principal equal to one-half of the applicable interest rate on the notes, declining annually thereafter.

The €460 of 6.25% notes issued in 2004, along with the $36 of remaining principal on the notes issued in 2003, are senior obligations of CEH and are guaranteed on a senior basis by Crown Holdings, Crown Cork, substantially all other U.S. subsidiaries, and certain subsidiaries in the U.K., Canada, France, Germany, Mexico, Switzerland and Belgium. The holders of the first priority senior secured notes have first priority liens on assets of certain of the guarantor subsidiaries and the stock of Crown Cork. CEH may redeem all or some of the first priority secured notes at any time by paying a make-whole premium. At any time prior to September 2007 CEH may redeem up to 35% of the first priority secured notes with the net cash proceeds of certain equity offerings of capital stock of Crown Holdings that are used to capitalize CEH. CEH is also required to make an offer to purchase the first priority secured notes upon the occurrence of certain change of control transactions or asset sales. The first priority note indentures contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions. In December 2006, the Company paid $15 to the holders of the first priority senior secured notes to amend the indenture to conform certain provisions to comparable provisions in the senior secured facility. Among other things, the amendments allow the Company to incur an additional $200 of indebtedness collateralized by the same liens as the notes and to make $100 of additional restricted payments of any type, including restricted payments for the repurchase or other acquisition or retirement for value of shares of Company common stock.

Crown Holdings, Inc.

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

During 2005, the Company entered into four cross-currency swaps with a notional value of $700. These swaps effectively convert fixed rate U.S. dollar intercompany debt into fixed rate euro intercompany debt. Since the terms of the swaps and the related debt are the same, the Company expects the swaps to be highly effective in reducing the related risk. In November 2006, the first of the four swaps matured and the Company paid $11 at settlement. At December 31, 2006, the three remaining swaps with an aggregate notional value of $580 and maturing in November 2007, 2009 and 2010, respectively, had an aggregate fair value loss of $70 and were reported within other current liabilities and non-current liabilities in the Consolidated Balance Sheets.

The Company has designated foreign exchange swaps and forwards and commodity forwards as cash flow hedges of anticipated foreign exchange and commodity transactions. Contracts outstanding at December 31, 2006 mature between one and eighteen months. At December 31, 2006 and 2005, the aggregate fair value of the commodity contracts were gains of $1 and $11, respectively, and were reported in other current assets consistent with the classification of the hedged items. The aggregate fair value of the foreign exchange contracts was not material and was also reported in other current assets.

The changes in accumulated other comprehensive loss associated with cash flow hedging activities during 2006 and 2005 were as follows:

	2006	2005

Balance at January 1	$0	$10
Current period changes in fair value, net of tax	(70)	(14)
Reclassifications to earnings, net of tax	72	4

Balance at December 31	$2	$0

During the twelve months ending December 31, 2007, income of approximately $1 is expected to be reclassified to earnings with respect to commodity forwards. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. No amounts were reclassified to earnings during 2006 in connection with forecasted transactions that were no longer considered probable.

Fair Value Hedges.   The Company designates certain derivative financial instruments as fair value hedges of recognized assets, liabilities, and unrecognized firm commitments. Amounts excluded from the assessment and measurement of hedge effectiveness were reported in earnings and amounted to less than $1 before income taxes in each of the last three years.

Crown Holdings, Inc.

The Company designates certain foreign currency forward exchange contracts as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and intercompany debt, and unrecognized foreign-denominated firm commitments. At both December 31, 2006 and 2005, the aggregate fair value of these contracts was a loss of $1 and was reported in current assets or current liabilities consistent with the classification of the hedged items. There was no impact on earnings in any of the last three years from a hedged firm commitment that no longer qualified as a fair value hedge.

During 2006, the Company’s affiliate, Crown European Holdings (“CEH”), a euro functional currency subsidiary, entered into four foreign currency forward exchange contracts with a net notional value of $116 Canadian dollars to sell Canadian dollars against euro. These contracts have not been designated as hedges. Changes in their fair value are reported currently in earnings as translation and exchange adjustments, and are offset by the foreign currency gains or losses reported by CEH from the re-measurement of its $116 Canadian dollar intercompany receivable. The aggregate fair value of these contracts at December 31, 2006 was $14 and was reported in current assets.

V.    Earnings Per Share (“EPS”)

The following table summarizes the basic and diluted earnings per share computations for 2006, 2005 and 2004. Basic EPS excludes all potentially dilutive securities and is computed by dividing the net income/loss from continuing operations by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of stock options and restricted stock as calculated under the treasury stock method.

	2006	2005	2004

Income/(loss) from continuing operations	$342	($320)	$27

Weighted average shares outstanding:
Basic	165.5	165.9	165.3
Dilutive effect of stock options and restricted stock	4.3		3.5

Diluted	169.8	165.9	168.8

Earnings/(loss) per share from continuing operations:
Basic	$2.07	($1.93)	$0.16

Diluted	$2.01	($1.93)	$0.16

Potentially dilutive common stock equivalents resulting from stock options and restricted stock of 6.0 million in 2005 were excluded from diluted shares outstanding because they would have been anti-dilutive due to the net losses. In addition, common shares contingently issuable upon the exercise of outstanding stock options of 2.4 million in 2006, 3.6 million in 2005 and 3.9 million in 2004, had exercise prices above the average market price for the related periods and were also excluded.

For purposes of calculating assumed proceeds under the treasury stock method when determining the diluted weighted average shares outstanding, the Company excludes the impact of proforma deferred tax assets arising in connection with stock-based compensation.

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

Crown Holdings, Inc.

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S.	2006	2005	2004

Service cost	$9	$9	$8
Interest cost	77	78	81
Expected return on plan assets	(108)	(89)	(73)
Amortization of actuarial loss	56	62	61
Amortization of prior service cost	2	2	2

Total pension expense	$36	$62	$79

Non-U.S.	2006	2005	2004

Service cost	$35	$34	$31
Interest cost	152	163	163
Expected return on plan assets	(215)	(216)	(217)
Amortization of actuarial loss	33	46	47
Amortization of prior service cost	(6)	(7)	(6)
Cost attributable to settlements and curtailments	2	3	3

Total pension expense	$1	$23	$21

Additional pension expense of $4 was recognized in each of the last three years for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $69, $64 and $0, respectively as of December 31, 2006 and $1,434, $1,406 and $1,291, respectively, as of December 31, 2005.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $204, $182 and $81, respectively, as of December 31, 2006 and $207, $183 and $78, respectively, as of December 31, 2005.

	U.S. Plans		Non-U.S. Plans

Projected Benefit Obligations	2006	2005	2006	2005

Benefit obligations at January 1	$1,434	$1,402	$2,926	$2,808
Service cost	9	9	35	34
Interest cost	77	78	152	163
Plan participants’ contributions		1	7	8
Amendments				5
Curtailments and settlements			(6)	(52)
Actuarial (gain)/loss	(14)	60	(75)	393
Benefits paid	(115)	(116)	(163)	(149)
Foreign currency exchange rate changes			368	(284)

Benefit obligations at December 31	$1,391	$1,434	$3,244	$2,926

Accumulated benefit obligations at December 31	$1,365	$1,406	$3,086	$2,762

Crown Holdings, Inc.

	U.S. Plans		Non-U.S. Plans

Plan Assets	2006	2005	2006	2005

Fair value of plan assets at January 1	$1,291	$952	$2,881	$2,885
Actual return on plan assets	161	131	210	340
Employer contributions	1	323	89	78
Plan participants’ contributions		1	7	8
Benefits paid	(115)	(116)	(163)	(149)
Foreign currency exchange rate changes			376	(281)

Fair value of plan assets at December 31	$1,338	$1,291	$3,400	$2,881

Pension assets/(liabilities) included in the Consolidated Balance Sheets were:

	2006	2005

Non-current asset	$295	$871
Current liability	(14)	(25)
Non-current liability	(178)	(229)

The Company’s current liability of $14 as of December 31, 2006, represents the expected payments to be made for unfunded plans over the next twelve months. Estimated 2007 employer contributions are $48 for the Company’s funded plans.

Changes in the net loss and prior service cost/(benefit) for the Company’s pension plans were:

	2006		2005		2004

		Prior		Prior		Prior
	Net	service	Net	service	Net	service
	loss	cost	loss	cost	loss	cost

Balance as of January 1	$1,625	($0,015)	$1,527	($0,030)	$1,437	($0,033)
Reclassification to net period benefit cost	(00,089)	4	(00,108)	5	(00,108)	4
Current year (gain)/loss	(00,137)		287	5	151
Foreign currency translation	98	(00,005)	(00,081)	5	47	(00,001)

Balance as of December 31	$1,497	($0,016)	$1,625	($0,015)	$1,527	($0,030)

As of December 31, 2006, accumulated other comprehensive loss included a charge of $1,497 for unrecognized net losses and a credit of $16 for prior service cost. The estimated portions of the net losses and prior service cost that are expected to be recognized as components of net periodic benefit cost/(credit) in 2007 are $79 and ($5), respectively.

The expected future benefit payments as of December 31, 2006 were:

	U.S. Plans	Non-U.S. Plans

2007	$122	$171
2008	134	176
2009	112	183
2010	131	190
2011	109	197
2012 - 2016	513	1,071

Crown Holdings, Inc.

Additional information concerning the plan assets is presented below.

	U.S. Plan Assets			Non-U.S. Plan Assets

	Weighted Average			Weighted Average

	2007	December 31,		2007	December 31,

Plan assets	Target Allocation	2006	2005	Target Allocation	2006	2005

Equity securities	70%	73%	75%	21%	25%	27%
Debt securities	12%	9%	8%	52%	53%	56%
Real estate	3%	2%	2%	8%	9%	8%
Other	15%	16%	15%	19%	13%	9%

	100%	100%	100%	100%	100%	100%

Plan assets included $128 and $119 of the Company’s common stock at December 31, 2006 and 2005, respectively.

The non-U.S. plan asset percentages are those of the U.K. plan, which is the primary non-U.S. plan with assets. The “other” caption of plan assets primarily includes alternate investments such as private equities and hedge funds.

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

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S.	2006	2005	2004

Discount rate	5.9%	5.7%	5.8%
Compensation increase	3.0%	3.0%	3.0%

Non-U.S.	2006	2005	2004

Discount rate	5.2%	5.0%	6.3%
Compensation increase	3.5%	3.5%	4.3%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S.	2006	2005	2004

Discount rate	5.7%	5.8%	6.3%
Compensation increase	3.0%	3.0%	3.0%
Long-term rate of return	8.75%	9.0%	9.0%

Non-U.S.	2006	2005	2004

Discount rate	5.0%	6.3%	6.7%
Compensation increase	3.5%	4.3%	4.3%
Long-term rate of return	7.1%	8.1%	8.5%

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

The components of the net postretirement benefits cost were as follows:

	2006	2005	2004

Service cost	$4	$4	$3
Interest cost	33	38	39
Amortization of prior service cost	(16)	(13)	(12)
Amortization of actuarial loss	13	15	14

Total postretirement benefit cost	$34	$44	$44

The following provides the components of the changes in the benefit obligations:

	2006	2005

Benefit obligations at January 1	$639	$685
Service cost	4	4
Interest cost	33	38
Amendments	3	(52)
Actuarial (gain)/loss	(24)	11
Benefits paid	(43)	(47)
Foreign currency exchange rate changes	2

Benefit obligations at December 31	$614	$639

Changes in the net loss and prior service cost/(benefit) for the Company’s postretirement benefit plans were:

	2006		2005		2004

		Prior		Prior		Prior
	Net	service	Net	service	Net	service
	loss	cost	loss	cost	loss	cost

Balance as of January 1	$219	($136)	$224	($ 99)	$203	($109)
Reclassification to net periodic benefit cost	(13)	16	(15)	13	(14)	12
Current year (gain)/loss	(24)		11
Amendments		3		(52)	33
Foreign currency translation	1	(2)	(1)	2	2	(2)

Balance as of December 31	$183	($119)	$219	($136)	$224	($ 99)

Crown Holdings, Inc.

As of December 31, 2006, accumulated comprehensive loss included a charge of $183 for unrecognized losses and a credit of $119 for prior service cost. The estimated portions of the net losses and prior service cost that are expected to be recognized as components of net periodic benefit cost/(credit) in 2007 are $13 and ($16), respectively.

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

The expected future benefit payments are $43 in 2007, $44 in 2008, $45 in 2009, $45 in 2010, $46 in 2011, and $220 in aggregate for 2012 through 2016. These payments are net of expected Medicare Part D subsidies of $4 in each of the years 2007 to 2011 and $18 in aggregate for 2012 through 2016. Benefits paid of $43 in 2006 are net of $4 of subsidies.

The health care accumulated postretirement benefit obligations were determined at December 31, 2006 using health care trends of 9.4% decreasing to 5.1% over eight years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligations by $61 and the total of service and interest cost by $4. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligations by $51 and the total of service and interest cost by $3.

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

Employee Stock Purchase Plan.   The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2006 and 2005 were 52,149 and 69,652, respectively, and the Company’s contributions were less than $1 in both years.

X.   Income Taxes

Pre-tax income/(loss) for the years ended December 31 was taxed under the following jurisdictions:

	2006	2005	2004

U.S.	$39	($68)	($108)
Foreign	296	(202)	229

	$335	($270)	$121

The provision/(benefit) for income taxes consisted of the following:

Current tax:

U.S. federal			($4)
State and foreign	$48	$55	56

	$48	$55	$52

Crown Holdings, Inc.

Deferred tax:

U.S. federal	($121)	($12)	($6)
State and foreign	11	(32)	21

	(110)	(44)	15

Total	($62)	$11	$67

The provision for income taxes differed from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income/(loss) as a result of the following items:

	2006	2005	2004

U.S. statutory rate at 35%	$117	($95)	$42
Minimum pension liability adjustment	(121)
Valuation allowance	(11)	111	(4)
Impairment losses			10
Tax on foreign income	(30)	(20)	(6)
Withholding taxes	11	9	8
Other items, net	(28)	6	17

Income tax provision/(benefit)	($62)	$11	$67

The minimum pension adjustment caption for 2006 includes a credit of $121 due to the reversal of the Company’s U.S. minimum pension liability adjustment under FAS No. 87. During 2001, the Company recorded a charge to establish a valuation allowance against its U.S. deferred tax assets, including $121 of deferred tax assets related to its defined benefit pension plan that were originally recorded through other comprehensive income. Upon the elimination of the minimum pension liability at December 31, 2006 under FAS No. 87, the Company reclassified the credit of $121 in accumulated other comprehensive income to the statement of operations.

The valuation allowance caption for 2006 includes a credit of $25 in the U.S. operations, partially offset by charges of $14 in non-U.S. operations, including Canada and France.

The other items caption for 2006 includes a benefit of $13 for a reinvestment tax credit related to the investment of proceeds from the sale of a building in the European Food segment as discussed in Note P. The caption also includes, among other items, $10 for the reversal of U.S. state tax contingencies upon completion of audits and $5 for the partial reversal of a U.K. tax contingency, as discussed below, based on a settlement covering the remaining period under examination.

The other items caption for 2005 includes, among other things, a benefit of $5 for the partial reversal of a U.K. tax contingency of $16 that was provided during 2004, as discussed below. The reversal of $5 was based on a settlement covering a portion of the period under examination.

The impairment losses caption for 2004 includes the tax effect of the non-deductible charge of $29 for the write-off of cumulative translation adjustments as discussed in Note P. The other items caption for 2004 primarily includes charges of $18 for tax contingencies and a charge of $6 due to a 2004 change in the French capital gains tax rules, partially offset by other net benefits of $7, including adjustments for federal, state and foreign refunds and credits due. The primary item included in the $18 of tax contingencies was $16 for a transfer pricing issue in the U.K.

The Company paid taxes, net of refunds, of $71, $70 and $74 in 2006, 2005 and 2004, respectively.

Crown Holdings, Inc.

The components of deferred taxes at December 31 were:

	2006		2005

	Assets	Liabilities	Assets	Liabilities

Depreciation	$6	$143	$9	$177
Tax loss and credit carryforwards	538		572
Postretirement and postemployment benefits	261		237
Pensions	33	76	67	260
Asbestos	69		75
Inventories	2	17	1	17
Accruals and other	78	41	84	35
Valuation allowances	(796)		(822)

Total	$191	$277	$223	$489

Prepaid expenses and other current assets included $10 and $12 of deferred tax assets at December 31, 2006 and 2005, respectively.

Tax loss and credit carryforwards expire as follows: 2007 - $5; 2008 - $7; 2009 - $4; 2010 - $3; 2011 - $2; thereafter - $271; unlimited - $246. The majority of those expiring after 2011 relate to $211 of U.S. federal tax loss carryforwards that expire through 2025, and $26 of state tax loss carryforwards. The unlimited carryforwards primarily include tax losses and credits in Europe. The tax loss carryforwards presented above exclude $11 of windfall tax benefits that will be recorded in additional paid-in capital when realized. In addition, approximately $20 of the $796 of valuation allowance will be credited to additional paid-in capital if reversed in a subsequent period.

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

The Company’s valuation allowances of $796 as of December 31, 2006 included $566 in the U.S., $146 in France, $31 in Canada and $53 in other non-U.S. operations.

The Company has a full valuation allowance against its U.S. net deferred tax assets of $566, consisting of $620 of deferred tax assets and $54 of deferred tax liabilities. The U.S. deferred tax assets of $566 include, among other items, $230 of U.S. federal tax loss and tax credit carryforwards, $227 related to postretirement and postemployment benefits, and $69 related to asbestos liabilities. Despite pre-tax income in the U.S. operations of $73 in 2006, including $43 from foreign source income, the Company remains in a cumulative three-year loss position and has determined that a full valuation allowance was appropriate for its U.S. net deferred tax assets as of December 31, 2006 due to these cumulative losses and uncertainty regarding the amount and timing of future taxable income. Although the U.S. deferred tax assets include $230 of benefits for U.S. federal tax loss carryforwards and credits that will not expire within the next ten years, the Company’s underlying assumption is that there is not sufficient positive evidence of future taxable income, after considering all sources, to overcome the negative evidence of losses in recent years. Accordingly, the Company concluded that it was more likely than not that no portion of the deferred tax assets will be realized. In France, the Company has a full valuation allowance against its net deferred tax assets of $146, consisting of $187 of deferred tax assets and $41 of deferred tax liabilities. The deferred tax assets of $187 include, among other items, $157 of tax loss carryforwards. The Company’s operations in France have had losses in recent years due to significant interest expense, foreign exchange losses and, in 2005, the payment of premiums to repay a portion of the Company’s second and third priority senior secured notes as discussed in Note T. The Company determined that a full valuation allowance was appropriate for its French net deferred tax assets as of December 31, 2006 due to the recent losses and uncertainty regarding the amount and timing of future taxable income. Although the French deferred tax assets include $157 of benefits for tax loss carryforwards that do not expire, the Company’s underlying assumption is that there is not sufficient positive evidence of future taxable income, after considering all sources, to overcome the negative evidence of losses in recent years.

Crown Holdings, Inc.

Accordingly, the Company concluded that it was more likely than not that no portion of the deferred tax assets will be realized. In Canada, the Company has a full valuation allowance against its net deferred tax assets of $31, consisting of $47 of deferred tax assets and $16 of deferred tax liabilities. The deferred tax assets included, among other things, $25 of tax loss carryforwards. The Company’s operations in Canada had losses in the last three years due to decreased operating profits and increased interest expense from a corporate restructuring. The Company determined that a full valuation allowance was appropriate for its Canadian net deferred tax assets as of December 31, 2006 due to the recent losses and uncertainty regarding the amount and timing of future taxable income. The Company’s underlying assumption is that there is not sufficient positive evidence of future taxable income, after considering all sources, to overcome the negative evidence of losses in recent years. Accordingly, the Company concluded that it was more likely than not that no portion of the deferred tax assets will be realized. The valuation allowances of $53 in other non-U.S. operations includes $13 for tax loss carryforwards in an inactive entity in Europe where there are no current tax-planning strategies to utilize the losses, $35 in other European entities, and $5 in Asia.

Although the Company has determined that full valuation allowances are required as of December 31, 2006 for the U.S., France and Canada as discussed above, it is possible that improved results of operations in 2007 or thereafter could cause the Company to adjust its valuation allowance in these jurisdictions in 2007 or thereafter.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $116 as of December 31, 2006. Management has no plans to distribute such earnings in the foreseeable future.

Y.   Segment Information

The Company’s business is organized geographically within three divisions, Americas, European and Asia-Pacific. Within the Americas and European divisions, the Company has determined that it has the following reportable segments organized along a combination of product lines and geographic areas: Americas Beverage and North America Food within the Americas, and European Beverage, European Food and European Specialty Packaging within Europe. Prior periods shown below have been conformed to the current presentation.

The Company evaluates performance and allocates resources based on segment income. Segment income is defined by the Company as gross profit less selling and administrative expenses. Transactions between operating segments are not material.

The tables below present information about operating segments for the years ended December 31, 2006, 2005 and 2004:

2006	External	Segment	Depreciation	Capital	Segment
	sales	assets	and amortization	expenditures	income

Americas Beverage	$1,600	$1,028	$48	$32	$160
North America Food	821	529	22	13	70
European Beverage	1,174	1,511	45	58	122
European Food	1,885	1,831	51	24	174
European Specialty Packaging	427	230	9	9	23

Total reportable segments	5,907	5,129	175	136	$549

Non-reportable segments	1,075	872	36	46
Corporate and unallocated items		357	16	9

Total	$6,982	$6,358	$227	$191

Crown Holdings, Inc.

2005	External	Segment	Depreciation	Capital	Segment
	sales	assets	and amortization	expenditures	income

Americas Beverage	$1,674	$983	$49	$25	$197
North America Food	772	523	21	13	42
European Beverage	963	1,363	38	81	140
European Food	1,842	1,626	62	20	198
European Specialty Packaging	406	188	9	5	20

Total reportable segments	5,657	4,683	179	144	$597

Non-reportable segments	1,018	782	39	46
Corporate and unallocated items		1,080	19	2

Total	$6,675	$6,545	$237	$192

2004	External	Segment	Depreciation	Capital	Segment
	sales	assets	and amortization	expenditures	income

Americas Beverage	$1,538	$984	$51	$29	$175
North America Food	740	540	24	7	44
European Beverage	851	1,254	35	17	145
European Food	1,807	1,859	68	23	165
European Specialty Packaging	385	216	10	8	6

Total reportable segments	5,321	4,853	188	84	$535

Non-reportable segments	964	1,865	40	51
Corporate and unallocated items		1,407	19	3

Total	$6,285	$8,125	$247	$138

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

A reconciliation of segment income to consolidated income/(loss) from continuing operations before income taxes, minority interests and equity earnings for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004

Segment income of reportable segments	$549	$597	$535
Segment income of non-reportable segments	119	121	117
Corporate and other unallocated costs	(92)	(154)	(165)
Provision for asbestos	(10)	(10)	(35)
Provision for restructuring	(15)	(13)	(6)
Provision for asset impairments and loss/gain on sale of assets	64	18	(31)
Loss from early extinguishments of debt		(383)	(39)
Interest expense	(286)	(361)	(361)
Interest income	12	9	8
Translation and exchange adjustments	(6)	(94)	98

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings	$335	($270)	$121

For the years ended December 31, 2006, 2005 and 2004, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Crown Holdings, Inc.

Sales by major product were:

	2006	2005	2004

Metal beverage cans and ends	$3,104	$2,925	$2,634
Metal food cans and ends	2,447	2,355	2,324
Other metal packaging	1,312	1,280	1,225
Plastics packaging	54	53	49
Other products	65	62	53

Consolidated net sales	$6,982	$6,675	$6,285

Sales and long-lived assets for the major countries in which the Company operates were:

	Net Sales			Long-lived Assets

	2006	2005	2004	2006	2005	2004

United States	$1,974	$2,008	$1,942	$362	$422	$529
United Kingdom	778	799	769	217	222	311
France	629	612	624	114	126	187
Other	3,601	3,256	2,950	915	837	975

Consolidated total	$6,982	$6,675	$6,285	$1,608	$1,607	$2,002

Crown Holdings, Inc.

Z.   Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantor information that follows includes substantially all subsidiaries in the United States, the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2006, 2005 and 2004, and
•	balance sheets as of December 31, 2006 and 2005

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,277	$2,705		$6,982

Cost of products sold, excluding depreciation and amortization		($21)	3,608	2,276		5,863
Depreciation and amortization			143	84		227

Gross profit		21	526	345		892

Selling and administrative expense		2	239	75		316
Provision for asbestos			10			10
Provision for restructuring			6	9		15
Provision for asset impairments and loss/gain on sale of assets			(3)	(61)		(64)
Net interest expense		71	200	3		274
Technology royalty			(29)	29
Translation and exchange adjustments		14	(10)	2		6

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(66)	113	288		335
Provision/(benefit) for income taxes			(113)	51		(62)
Equity earnings	$309	177	115		($601)

Income from continuing operations before minority interests and equity earnings	309	111	341	237	(601)	397
Minority interests and equity earnings				(55)		(55)

Income from continuing operations	309	111	341	182	(601)	342

Discontinued operations
Loss before income taxes			(34)			(34)
Provision / (benefit) for income taxes			(2)	1		(1)

Net income	$309	$111	$309	$181	($601)	$309

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,295	$2,380		$6,675

Cost of products sold, excluding depreciation and amortization		($19)	3,615	1,939		5,535
Depreciation and amortization			154	83		237

Gross profit		19	526	358		903

Selling and administrative expense			255	84		339
Provision for asbestos			10			10
Provision for restructuring			11	2		13
Provision for asset impairments and loss/gain on sale of assets			(11)	(7)		(18)
Loss from early extinguishments of debt		301	78	4		383
Net interest expense		109	235	8		352
Technology royalty			(30)	30
Translation and exchange adjustments		11	51	32		94

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(402)	(73)	205		(270)
Provision/(benefit) for income taxes			(45)	56		11
Equity earnings/(loss)	($362)	155	(339)		$546

Income/(loss) from continuing operations before minority interests and equity earnings	(362)	(247)	(367)	149	546	(281)
Minority interests and equity earnings			11	(50)		(39)

Income/(loss) from continuing operations	(362)	(247)	(356)	99	546	(320)

Discontinued operations
Income/(loss) before income taxes		(34)	16	(3)		(21)
Provision/(benefit) for income taxes			22	(1)		21

Net income/(loss)	($362)	($281)	($362)	$97	$546	($362)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,190	$2,095		$6,285

Cost of products sold, excluding depreciation and amortization		($21)	3,581	1,684		5,244
Depreciation and amortization			163	84		247

Gross profit		21	446	327		794

Selling and administrative expense		(1)	242	66		307
Provision for asbestos			35			35
Provision for restructuring			7	(1)		6
Provision for asset impairments and loss/gain on sale of assets			29	2		31
Loss from early extinguishments of debt		9	30			39
Net interest expense		117	235	1		353
Technology royalty			(29)	29
Translation and exchange adjustments		(37)	(43)	(18)		(98)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(67)	(60)	248		121
Provision for income taxes			2	65		67
Equity earnings	$51	239	81		($371)

Income from continuing operations before minority interests and equity earnings	51	172	19	183	(371)	54
Minority interests and equity earnings			14	(41)		(27)

Income from continuing operations	51	172	33	142	(371)	27

Discontinued operations
Income before income taxes			38	2		40
Provision/(benefit) for income taxes			20	(4)		16

Net income	$51	$172	$51	$148	($371)	$51

77-

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$97	$310		$407
Receivables, net		$98	109	482		689
Intercompany receivables		1	55	31	($87)
Inventories			489	417		906
Prepaid expenses and other current assets	$1	23	34	2		60

Total current assets	1	122	784	1,242	(87)	2,062

Intercompany debt receivables		1,308	1,468	257	(3,033)
Investments in subsidiaries	(425)	2,696	(425)		(1,846)
Goodwill			1,547	638		2,185
Property, plant and equipment, net			888	720		1,608
Other non-current assets		25	398	80		503

Total	($424)	$4,151	$4,660	$2,937	($4,966)	$6,358

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$12	$5	$61		$78
Current maturities of long-term debt		4	5	34		43
Accounts payable and accrued liabilities	$4	39	1,059	694		1,796
Intercompany payables		2	29	56	($87)
Income taxes payable		3	36			39

Total current liabilities	4	60	1,134	845	(87)	1,956

Long-term debt, excluding current maturities		1,096	2,256	68		3,420
Long-term intercompany debt	117	2,107	631	178	(3,033)
Postretirement and pension liabilities			735	14		749
Other non-current liabilities		55	329	115		499
Minority interests				279		279
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(545)	833	(425)	1,438	(1,846)	(545)

Total	($424)	$4,151	$4,660	$2,937	($4,966)	$6,358

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	($3)	($50)	$100	$308		$355

Cash flows from investing activities
Capital expenditures			(76)	(115)		(191)
Proceeds from sale of business			6	1		7
Proceeds from sale of property, plant and equipment			39	42		81
Intercompany investing activities		(51)	470	(251)	($168)
Other		(11)		3		(8)

Net cash provided by / (used for) investing activities		(62)	439	(320)	(168)	(111)

Cash flows from financing activities

Proceeds from long-term debt			200	32		232
Payments of long-term debt		(4)	(111)	(28)		(143)
Net change in revolving credit facility and short-term debt		66	(160)	13		(81)
Net change in long-term intercompany balances	120	65	(335)	150
Debt issue costs			(4)			(4)
Dividends paid			(99)	(69)	168
Common stock issued	18					18
Common stock repurchased	(135)					(135)
Dividends paid to minority interests				(29)		(29)
Other		(15)	(1)			(16)

Net cash provided by/(used for) financing activities	3	112	(510)	69	168	(158)

Effect of exchange rate changes on cash and cash equivalents			1	26		27

Net change in cash and cash equivalents			30	83		113

Cash and cash equivalents at January 1			67	227		294

Cash and cash equivalents at December 31	$0	$0	$97	$310	$0	$407

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

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2006, 2005 and 2004, and

•	balance sheets as of December 31, 2006 and 2005

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$6,982		$6,982

Cost of products sold, excluding depreciation and amortization			5,863		5,863
Depreciation and amortization			227		227

Gross profit			892		892

Selling and administrative expense		$9	307		316
Provision for asbestos		10			10
Provision for restructuring			15		15
Provision for asset impairments and loss/gain on sale of assets			(64)		(64)
Net interest expense		64	210		274
Translation and exchange adjustments			6		6

Income/(loss) from continuing operations before income taxes, minority interests,and equity earnings		(83)	418		335
Income tax benefit		(43)	(19)		(62)
Equity earnings	$309	346		($655)

Income from continuing operations before minority interests and equity earnings	309	306	437	(655)	397
Minority interests and equity earnings		3	(58)		(55)

Income from continuing operations	309	309	379	(655)	342

Discontinued operations
Loss before income taxes			(34)		(34)
Income tax benefit			(1)		(1)

Net income	$309	$309	$346	($655)	$309

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$6,675		$6,675

Cost of products sold, excluding depreciation and amortization			5,535		5,535
Depreciation and amortization			237		237

Gross profit			903		903

Selling and administrative expense		$6	333		339
Provision for asbestos		10			10
Provision for restructuring			13		13
Provision for asset impairments and loss/gain on sale of assets			(18)		(18)
Loss/(gain) from early extinguishments of debt		(505)	888		383
Net interest expense		269	83		352
Translation and exchange adjustments			94		94

Income/(loss) from continuing operations before income taxes, minority interests, and equity earnings		220	(490)		(270)
Provision for income taxes			11		11
Equity loss	($362)	(593)		$955

Loss from continuing operations before minority interests and equity earnings	(362)	(373)	(501)	955	(281)
Minority interests and equity earnings		11	(50)		(39)

Loss from continuing operations	(362)	(362)	(551)	955	(320)

Discontinued operations
Income before income taxes			(21)		(21)
Provision for income taxes			21		21

Net loss	($362)	($362)	($593)	$955	($362)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$6,285		$6,285

Cost of products sold, excluding depreciation and amortization			5,244		5,244
Depreciation and amortization			247		247

Gross profit			794		794

Selling and administrative expense		$5	302		307
Provision for asbestos		35			35
Provision for restructuring			6		6
Provision for asset impairments and loss/gain on sale of assets		1	30		31
Loss from early extinguishments of debt		1	38		39
Net interest expense		309	44		353
Translation and exchange adjustments			(98)		(98)

Income/(loss) from continuing operations before income taxes, minority interests, and equity earnings		(351)	472		121
Provision / (benefit) for income taxes		(94)	161		67
Equity earnings	$51	294		($345)

Income from continuing operations before minority interests and equity earnings	51	37	311	(345)	54
Minority interests and equity earnings		14	(41)		(27)

Income from continuing operations	51	51	270	(345)	27

Discontinued operations
Income before income taxes			40		40
Provision for income taxes			16		16

Net income	$51	$51	$294	($345)	$51

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$407		$407
Receivables, net			689		689
Inventories			906		906
Prepaid expenses and other current assets	$1		59		60

Total current assets	1		2,061		2,062

Intercompany debt receivables			262	($262)
Investments	(425)	$618		(193)
Goodwill			2,185		2,185
Property, plant and equipment, net			1,608		1,608
Other non-current assets		34	469		503

Total	($424)	$652	$6,585	($455)	$6,358

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt			$78		$78
Current maturities of long-term debt		$1	42		43
Accounts payable and accrued liabilities	$4	36	1,756		1,796
Income taxes payable			39		39

Total current liabilities	4	37	1,915		1,956

Long-term debt, excluding current maturities		698	2,722		3,420
Long-term intercompany debt	117	145		($262)
Postretirement and pension liabilities			749		749
Other non-current liabilities		197	302		499
Minority interests			279		279
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(545)	(425)	618	(193)	(545)

Total	($424)	$652	$6,585	($455)	$6,358

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	($3)	($44)	$402		$355

Cash flows from investing activities
Capital expenditures			(191)		(191)
Proceeds from sale of business			7		7
Proceeds from sale of property, plant and equipment			81		81
Intercompany investing activities		19		($19)
Other			(8)		(8)

Net cash provided by / (used for) investing activities		19	(111)	(19)	(111)

Cash flows from financing activities
Proceeds from long-term debt			232		232
Payments of long-term debt			(143)		(143)
Net change in revolving credit facility and short-term debt			(81)		(81)
Net change in long-term intercompany balances	120	25	(145)
Debt issue costs			(4)		(4)
Dividends paid			(19)	19
Common stock issued	18				18
Common stock repurchased	(135)				(135)
Dividends paid to minority interests			(29)		(29)
Other			(16)		(16)

Net cash provided by / (used for) financing activities	3	25	(205)	19	(158)

Effect of exchange rate changes on cash and cash equivalents			27		27

Net change in cash and cash equivalents			113		113

Cash and cash equivalents at January 1			294		294

Cash and cash equivalents at December 31	$0	$0	$407	$0	$407

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

Crown Holdings, Inc.

Crown Americas, LLC and Crown Americas Capital Corporation, 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2006, 2005 and 2004, and

•	balance sheets as of December 31, 2006 and 2005

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,907	$5,075		$6,982

Cost of products sold, excluding depreciation and amortization			1,613	4,250		5,863
Depreciation and amortization			64	163		227

Gross profit			230	662		892

Selling and administrative expense		$8	101	207		316
Provision for asbestos			10			10
Provision for restructuring			4	11		15
Gain on sale of assets			(8)	(56)		(64)
Net interest expense		57	73	144		274
Technology royalty			(36)	36
Translation and exchange adjustments			(1)	7		6

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(65)	87	313		335
Provision/(benefit) for income taxes		(23)	(109)	70		(62)
Equity earnings	$309	238	116		($663)

Income from continuing operations before minority interests and equity earnings	309	196	312	243	(663)	397
Minority interests and equity earnings		(3)		(52)		(55)

Income from continuing operations	309	193	312	191	(663)	342

Discontinued operations
Loss before income taxes		(15)	(3)	(16)		(34)
Benefit for income taxes				(1)		(1)

Net income	$309	$178	$309	$176	($663)	$309

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,933	$4,742		$6,675

Cost of products sold, excluding depreciation and amortization			1,661	3,874		5,535
Depreciation and amortization			73	164		237

Gross profit			199	704		903

Selling and administrative expense		$8	109	222		339
Provision for asbestos			10			10
Provision for restructuring			3	10		13
Provision for asset impairments and loss/gain on sale of assets		(5)	5	(18)		(18)
Loss/(gain) from early extinguishments of debt		558	(505)	330		383
Net interest expense		21	116	215		352
Technology royalty			(44)	44
Translation and exchange adjustments				94		94

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(582)	505	(193)		(270)
Provision/(benefit) for income taxes			(9)	20		11
Equity earnings/(loss)	($362)	288	(860)		$934

Loss from continuing operations before minority interests and equity earnings	(362)	(294)	(346)	(213)	934	(281)
Minority interests and equity earnings		1	1	(41)		(39)

Loss from continuing operations	(362)	(293)	(345)	(254)	934	(320)

Discontinued operations
Income/(loss) before income taxes		94	(10)	(105)		(21)
Provision for income taxes			7	14		21

Net loss	($362)	($199)	($362)	($373)	$934	($362)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,843	$4,442		$6,285

Cost of products sold, excluding depreciation and amortization			1,624	3,620		5,244
Depreciation and amortization			73	174		247

Gross profit			146	648		794

Selling and administrative expense		$11	99	197		307
Provision for asbestos			35			35
Provision for restructuring				6		6
Provision for asset impairments and loss/gain on sale of assets		29	(4)	6		31
Loss from early extinguishments of debt		24	4	11		39
Net interest expense		26	108	219		353
Technology royalty			(44)	44
Translation and exchange adjustments				(98)		(98)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(90)	(52)	263		121
Provision/(benefit) for income taxes		(31)	25	73		67
Equity earnings	$51	178	109		($338)

Income from continuing operations before minority interests and equity earnings	51	119	32	190	(338)	54
Minority interests and equity earnings		2	14	(43)		(27)

Income from continuing operations	51	121	46	147	(338)	27

Discontinued operations
Income before income taxes			9	31		40
Provision for income taxes			4	12		16

Net income	$51	$121	$51	$166	($338)	$51

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$60	$4	$343		$407
Receivables, net			8	681		689
Intercompany receivables			72	8	($80)
Inventories			172	734		906
Prepaid expenses and other current assets	$1	2	3	54		60

Total current assets	1	62	259	1,820	(80)	2,062

Intercompany debt receivables		1,090	528	34	(1,652)
Investments in subsidiaries	(425)	324	169		(68)
Goodwill			445	1,740		2,185
Property, plant and equipment, net		3	360	1,245		1,608
Other non-current assets		38	63	402		503

Total	($424)	$1,517	$1,824	$5,241	($1,800)	$6,358

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$78		$78
Current maturities of long-term debt			$5	38		43
Accounts payable and accrued liabilities	$4		361	1,431		1,796
Intercompany payables		$16		64	($80)
Income taxes payable			4	35		39

Total current liabilities	4	16	370	1,646	(80)	1,956

Long-term debt, excluding current maturities		1,522	697	1,201		3,420
Long-term intercompany debt	117	352	396	787	(1,652)
Postretirement and pension liabilities			553	196		749
Other non-current liabilities			233	266		499
Minority interests				279		279
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(545)	(373)	(425)	866	(68)	(545)

Total	($424)	$1,517	$1,824	$5,241	($1,800)	$6,358

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($3)	($40)	$96	$302		$355

Cash flows from investing activities
Capital expenditures		(1)	(36)	(154)		(191)
Proceeds from sale of business		4		3		7
Proceeds from sale of property, plant and equipment			31	50		81
Intercompany investing activities		11	22		($33)
Other				(8)		(8)

Net cash provided by/(used for) investing activities		14	17	(109)	(33)	(111)

Cash flows from financing activities

Proceeds from long-term debt		200		32		232
Payments of long-term debt		(3)		(140)		(143)
Net change in revolving credit facility and short-term debt		(151)		70		(81)
Net change in long-term intercompany balances	120	26	(110)	(36)
Debt issue costs		(4)				(4)
Dividends paid				(33)	33
Common stock issued	18					18
Common stock repurchased	(135)					(135)
Dividends paid to minority interests				(29)		(29)
Other				(16)		(16)

Net cash provided by / (used for) financing activities	3	68	(110)	(152)	33	(158)

Effect of exchange rate changes on cash and cash equivalents				27		27

Net change in cash and cash equivalents		42	3	68		113

Cash and cash equivalents at January 1		18	1	275		294

Cash and cash equivalents at December 31	$0	$60	$4	$343	$0	$407

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2004
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$11	$10	($23)	$406		$404

Cash flows from investing activities
Capital expenditures		(1)	(42)	(95)		(138)
Proceeds from sale of property, plant and equipment			20	19		39
Intercompany investing activities		14	412	(400)	($26)
Other			4	(12)		(8)

Net cash provided by/(used for) investing activities		13	394	(488)	(26)	(107)

Cash flows from financing activities

Proceeds from long-term debt		125		595		720
Payments of long-term debt		(553)	(61)	(259)		(873)
Net change in short-term debt				(24)		(24)
Net change in long-term intercompany balances	(14)	423	(325)	(84)
Debt issue costs		(19)		(12)		(31)
Dividends paid				(26)	26
Common stock issued	3					3
Dividends paid to minority interests				(41)		(41)

Net cash provided by/(used for) financing activities	(11)	(24)	(386)	149	26	(246)

Effect of exchange rate changes on cash and cash equivalents				19		19

Net change in cash and cash equivalents		(1)	(15)	86		70

Cash and cash equivalents at January 1		10	52	339		401

Cash and cash equivalents at December 31	$0	$9	$37	$425	$0	$471

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2006								2005

	First		Second		Third		Fourth		First		Second		Third		Fourth

Net Sales	$1,524		$1,781		$2,001		$1,676		$1,470		$1,760		$1,870		$1,575
Gross profit *	183		245		260		204		181		256		273		193
Income/(loss) - continuing operations	9	(1)	74	(2)	86	(3)	173	(4)	(00,018	) (5)	17	(6)	83	(7)	(00,402	) (8)
Income/(loss) - discontinued operations	(00,002)		(00,024)		(00,001)		(00,006)		8		11		(00,005)		(00,056)
Net income/(loss)	7		50		85		167		(00,010)		28		78		(00,458)

Earnings/(loss) per average common share:
Basic
- continuing operations	$0.05	(1)	$0.44	(2)	$0.52	(3)	$1.07	(4)	($0.11	) (5)	$0.10	(6)	$0.50	(7)	($2.42	) (8)
- discontinued operations	(00.01)		(00.14)		(00.01)		(00.04)		0.05		0.07		(00.03)		(00.34)
Net earnings/(loss)	$0.04		$0.30		$0.51		$1.03		($0.06)		$0.17		$0.47		($2.76)

Diluted
- continuing operations	$0.05	(1)	$0.43	(2)	$0.51	(3)	$1.04	(4)	($0.11	) (5)	$0.10	(6)	$0.48	(7)	($2.42	) (8)
- discontinued operations	(00.01)		(00.14)		(00.01)		(0 0.04)		0.05		0.06		(00.03)		(00.34)
Net earnings/(loss)	$0.04		$0.29		$0.50		$1.00		($0.06)		$0.16		$0.45		($2.76)

Average common shares outstanding:
Basic	167.1		167.1		165.7		162.3		165.8		165.7		165.9		166.2
Diluted	171.6		170.9		169.8		166.7		165.8		171.5		171.9		166.2

Common stock price range:**
High	$20.11		$18.17		$18.89		$21.78		$17.24		$16.30		$17.37		$20.45
Low	17.14		14.72		14.71		18.22		12.28		13.51		14.12		15.33
Close	17.74		15.57		18.60		20.92		15.56		14.23		15.94		19.53

*	The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.

**	Source: New York Stock Exchange — Composite Transactions

(1)	Includes a pre-tax charge of $9 for restructuring actions and a pre-tax gain of $1 for asset sales.

(2)	Includes pre-tax foreign exchange gains for foreign currency-denominated debt of $9 and a pre-tax charge for restructuring actions of $5.

(3)	Includes pre-tax gains of $1 for asset sales and $1 for foreign exchange on foreign currency-denominated debt.

(4)	Includes pre-tax foreign exchange losses of $16 for foreign currency-denominated debt, a pre-tax charge for asbestos of $10, net pre-tax gains of $62 for asset sales and impairments, a tax credit of $121 related to the reversal of a minimum pension liability adjustment, and a pre-tax charge of $1 for restructuring actions.

(5)	Includes pre-tax foreign exchange losses on foreign currency-denominated debt of $31 and a pre-tax gain for asset sales of $5.

(6)	Includes pre-tax foreign exchange losses on foreign currency-denominated debt of $65, a pre-tax loss from early extinguishments of debt of $2 and net pre-tax gains from asset sales of $17.

(7)	Includes pre-tax foreign exchange gains on foreign currency-denominated debt of $20 and a pre-tax charge for restructuring actions of $3.

(8)	Includes pre-tax foreign exchange losses on foreign currency-denominated debt of $18, a pre-tax charge of $4 for asset impairments, pre-tax losses from early extinguishments of debt of $381, a pre-tax charge for asbestos of $10 and pre-tax provisions for restructuring actions of $10.

Crown Holdings, Inc.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D	COLUMN E

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- Write-Offs	Balance at end of period

For the Year Ended December 31, 2006

Allowances deducted from
assets to which they apply:

Trade accounts receivable	$ 33	$ 3	$ 3	$ 1	$ 38

Deferred tax assets	822	3		29	796

For the Year Ended December 31, 2005

Allowances deducted from
assets to which they apply:

Trade accounts receivable	42			9	33

Deferred tax assets	752	62	8		822

For the Year Ended December 31, 2004

Allowances deducted from
assets to which they apply:

Trade accounts receivable	56	(3)	2	13	42

Deferred tax assets	736	(4)	20		752

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

Crown Holdings, Inc.

There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Present Title	Year Assumed Present Position
John W. Conway	61	Chairman of the Board, President and Chief Executive Officer	2001
Alan W. Rutherford	63	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer	2001
William R. Apted *	59	Executive Vice President	2000
Chris Homfray	48	President-European Division	2006
Frank J. Mechura	64	President-Americas Division	2001
William H. Voss **	61	Executive Vice President	1996
Timothy J. Donahue	44	Senior Vice President - Finance	2000
Thomas A. Kelly	47	Vice President and Corporate Controller	2000

*	As previously disclosed, Mr. Apted retired as an Executive Vice President of the Company effective January 2007. Mr. Apted resigned in September 2006 from the position of President of the Company’s European division.
**	As previously disclosed, Mr. Voss resigned in December 2006 from his position as President of the Company’s Asia-Pacific Division. Mr. Voss is expected to continue serving as Executive Vice President of the Company until his retirement from the Company effective July 2007.

All of the principal executive officers have been employed by the Company for the past five years.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Corporate Governance,” and is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 26, 2007,” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in th Company’s Proxy Statement within the sections entitled “Election of Directors,” “Corporate Governance” and “Executive Compensation” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in the Company’s Proxy Statement within the section entitled “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report:

(1)	All Financial Statements:

Crown Holdings, Inc. and Subsidiaries (see Part II, Item 8, pages 37 through 99 of this Report).

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity/(Deficit) and Comprehensive Income/(Loss) for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Supplementary Information

(2)	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts and Reserves (see page 100 of this Report).

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits

3.a	Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

3.b	By-Laws of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.b of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

4.a	Specimen certificate of Registrant’s Common Stock (incorporated by reference to Exhibit 4.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

4.b	Form of the Registrant’s 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.c	Officers’ Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

4.d	Indenture dated as of April 1, 1993 between Crown Cork & Seal Company, Inc. and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

4.e	Terms Agreement dated March 31, 1993 (incorporated by reference to Exhibit 27 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.f	Indenture, dated December 17, 1996, among Crown Cork & Seal Company, Inc., Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.g	Form of the Registrant’s 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.h	Officers’ Certificate for 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.i	Form of the Registrant’s 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.j	Officers’ Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.k	Terms Agreement dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.l	Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

4.m	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

4.n	Amended and Restated Rights Agreement, dated as of December 9, 2004, between Crown Holdings, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 9, 2004 (File No. 0-50189)).

4.o	Supplemental Indenture to Indenture dated April 1, 1993, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.p	Supplemental Indenture to Indenture dated December 17, 1996, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer and Guarantor, Crown Cork & Seal Finance PLC, as Issuer, Crown Cork & Seal Finance S.A., as Issuer, Crown Holdings, Inc., as Additional Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

Crown Holdings, Inc.

4.q	U.S. Guarantee Agreement, dated as of September 1, 2004, among the Domestic Subsidiaries referred to therein and Citicorp North America Inc., as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.r	Non-U.S. Guarantee Agreement, dated as of February 26, 2003 among the Guarantors referred to therein and Citicorp International plc, as U.K. Administrative Agent (incorporated by reference to Exhibit 4.kk of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.s	Registration Rights Agreement relating to the 9.5% Second Priority Senior Secured Notes due 2011 and the 10.25% Second Priority Senior Secured Notes due 2011, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.mm of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.t	Registration Rights Agreement, dated as of September 1, 2004, by and among the Company, Crown European Holdings S.A., Citigroup Global Markets Inc. and Lehman Brothers Inc., as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 4.i of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.u	Indenture dated as of September 1, 2004, by and among Crown European Holdings, as Issuer, the Guarantors named therein and Wells Fargo Bank, as Trustee, relating to the 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.j of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.v	Form of Crown European Holdings’ 9.5% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.jj of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

4.w	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank Minnesota, N.A., as Trustee, governing Crown European Holdings’ 9.5% Second Priority Senior Secured Notes due 2011 and 10.25% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.oo of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.x	Form of Crown European Holdings’ 10.25% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.kk of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

4.y	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank, N.A., as trustee, governing Crown European Holdings’ 10.875% Third Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.rr of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.z	Form of Crown European Holdings’ 10.875% Third Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.mm of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

4.aa	Form of Crown European Holdings’ 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

4.bb	Registration Rights Agreement relating to the 10.875% Third Priority Senior Secured Notes due 2013, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.nn of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

Crown Holdings, Inc.

4.cc	Registration Rights Agreement relating to the 6.25% First Priority Senior Secured Notes due 2011, dated as of October 6, 2004, by and among the Company, Crown European Holdings, S.A., Citigroup Global Markets Inc. and Lehman Brothers Inc., as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 4.a of the Registrant’s Current Report on Form 8-K dated October 6, 2004 (File No. 0-50189)).

4.dd	Credit Agreement, dated as of November 18, 2005, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings, S.A., as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, and various Lending Institutions (incorporated by reference to Exhibit 4.a of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.ee	Euro Bank Pledge Agreement, dated as of November 18, 2005, by Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.b of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.ff	Second Amended and Restated CEH Pledge Agreement, dated as of November 18, 2005, by Crown European Holdings S.A., as Pledgor and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.c of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.gg	Second Amended and Restated Shared Pledge Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.d of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.hh	Bank Pledge Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.e of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.ii	Second Amended and Restated U.S. Security Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Grantors and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 4.f of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.jj	U.S. Guarantee Agreement, dated as of November 18, 2005, among each of the subsidiaries listed therein of Crown Americas LLC and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.kk	Second Amended and Restated Global Participation and Proceeds Sharing Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as U.K. Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as Second Priority Notes Trustee, Wells Fargo Bank, N.A., as Third Priority Notes Trustee, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as U.S. Collateral Agent, Deutsche Bank AG New York Branch, as Euro Collateral Agent, Deutsche Bank AG New York Branch, as Sharing Agent (as defined therein) and the other persons who may become party to the Agreement from time to time pursuant to and in accordance with Section 9 of the Agreement (incorporated by reference to Exhibit 4.h of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

Crown Holdings, Inc.

4.ll	Registration Rights Agreement, dated as of November 18, 2005, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp., Citigroup Global Markets Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc., Banc of Americas Securities LLC, as Representatives of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the $500 million 7 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.i of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.mm	Registration Rights Agreement, dated as of November 18, 2005, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp., Citigroup Global Markets Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc., Banc of Americas Securities LLC, as Representatives of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the $600 million 7 3/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.j of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.nn	Indenture, dated as of November 18, 2005, by and among Crown Americas LLC and Crown Americas Capital Corp., as Issuers, the Guarantors named therein and Citibank, N.A., as Trustee, relating to the 7 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.k of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.oo	Indenture, dated as of November 18, 2005, by and among Crown Americas LLC and Crown Americas Capital Corp., as Issuers, the Guarantors named therein and Citibank, N.A., as Trustee, relating to the 7 3/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.l of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.pp	Form of 7 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.m of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.qq	Form of 7 3/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.n of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.rr	Second Amended and Restated U.S. Intercreditor and Collateral Agency Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as U.K. Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as U.S. Collateral Agent (as defined within), the Company, Crown Americas LLC, Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., each of the U.S. subsidiaries of the Company listed therein, and the other persons who may become parties to the Agreement from time to time pursuant to and in accordance with Section 8 of the Agreement (incorporated by reference to Exhibit 4.o of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.ss	Second Amended and Restated Euro Intercreditor and Collateral Agency Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as Euro Collateral Agent, Crown European Holdings SA, the subsidiaries of Crown European Holdings identified thereto and the other persons who may become parties to the Agreement from time to time pursuant to and in accordance with Section 6 of the Agreement, and any other obligor under any Financing Documents (as defined therein) (incorporated by reference to Exhibit 4.p of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No.0-50189)).

Crown Holdings, Inc.

4.tt	Supplemental Indenture, dated as of November 18, 2005, to Indenture, dated as of February 26, 2003, among Crown European Holdings SA, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the dollar denominated 9 1/2% Second Priority Senior Secured Notes due 2011 and euro denominated 10 1/4% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.q of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.uu	Supplemental Indenture, dated as of November 18, 2005, to Indenture, dated as of February 26, 2003, among Crown European Holdings SA, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 10 7/8% Third Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.r of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189))

4.vv	First Amendment to Credit Agreement, dated as of August 4, 2006, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent for Lenders, and with Deutsche Bank Securities, Inc. and Lehman Commercial Paper, Inc., as Joint Lead Arrangers for the Additional Term B Loans and as Joint Book Managers, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated by reference to Exhibit 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-50189)).

4.ww	Supplemental Indenture, dated as of December 6, 2006, to Indenture, dated as of September 1, 2004, among Crown European Holdings, as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee, relating to the 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 6, 2006).

Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request.

10.a.	Second Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2003, among Crown Cork & Seal Receivables (DE) Corporation, as Seller, CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), as Servicer, the banks and other financial institutions party thereto as Purchasers, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

10.b.	First Amendment, dated as of September 1, 2004, to Second Amended and Restated Receivables Purchase Agreement among Crown Cork & Seal Receivables (DE) Corporation, as Seller, CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), as Servicer, the banks and other financial institutions party thereto, as Purchasers, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.c.	First Amendment, dated as of September 1, 2004, to Second Amended and Restated Receivables Contribution and Sale Agreement among CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly known as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly known as Zeller Plastik, Inc.), CROWN Metal Packaging Canada LP, and Crown Cork & Seal Receivables (DE) Corporation (incorporated by reference to Exhibit 10.b of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

10.d.	Second Amended and Restated Receivables Contribution and Sale Agreement, dated as of December 5, 2003, among CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly known as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly known as Zeller Plastik, Inc.), Crown Canadian Holdings ULC, and CROWN Metal Packaging Canada LP, as Sellers, Crown Cork & Seal Receivables (DE) Corporation, as Buyer, and CROWN Cork & Seal USA, Inc., as the Buyer’s Servicer (incorporated by reference to Exhibit 10.b of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

10.e.	Third Amended and Restated Parent Undertaking Agreement, dated as of September 1, 2004, made by Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc, in favor of Citibank, N.A., as Agent and the Purchasers (incorporated by reference to Exhibit 10.c of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.f	Second Amended and Restated Intercreditor Agreement dated as of September 1, 2004, among Citibank, N.A., as Agent, Crown Holdings, Inc., Crown International Holdings, Inc., Crown Cork & Seal Receivables (DE) Corporation, as Sellers, CROWN Cork & Seal Company (USA), Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly know as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly know as Zeller Plastik, Inc.), and Citicorp North America, Inc., as Administrative and U.S. Collateral Agent (incorporated by reference to Exhibit 10.d of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.g	Intercreditor Agreement dated as of November 18, 2005, among Citibank, N.A., as Program Agent, the Company, Crown International Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Receiveables (DE) Corporation, Crown Cork & Seal USA, Inc., Crown Risdon USA, Inc., CROWN Metal Packaging Canada LP and Deutsche Bank AG New York Branch and The Bank of Nova Scotia, as Bank Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

10.h	Employment Contracts:

(1)	Employment contract between Crown Cork & Seal Company, Inc. and John W. Conway dated January 3, 2000 (incorporated by reference to Exhibit 10.a.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

(2)	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2004, between Crown Cork & Seal Company, Inc., Crown Holdings, Inc., and John W. Conway (incorporated by reference to Exhibit 10.f.(2) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

(3)	Employment contract between Crown Cork & Seal Company, Inc. and Alan W. Rutherford dated January 3, 2000 (incorporated by reference to Exhibit 10.a.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-2227)).

(4)	Amendment No. 1 to Executive Employment Agreement, dated as of January 1, 2004, between Crown Cork & Seal Company, Inc., Crown Holdings, Inc., and Alan W. Rutherford (incorporated by reference to Exhibit 10.f.(4) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

(5)	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and William R. Apted (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No.0-50189)).

(6)	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and Frank J. Mechura (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

(7)	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and William H. Voss (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

(8)	Executive Employment Agreement, dated as of July 22, 2004, between Crown Holdings, Inc. and Timothy J. Donahue (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

10.i	Crown Cork & Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

10.j	Crown Holdings, Inc. Economic Profit Incentive Plan, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.i of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

10.k	Crown Holdings, Inc. Economic Profit Incentive Plan, dated as of January 1, 2005 (incorporated by reference to Exhibit 10.j of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

10.l	Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated as of January 1, 2000 (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

10.m	Amendment No. 1, effective July 22, 2004, to the Crown Cork & Seal Company, Inc. Senior Executive Retirement Plan, as amended and restated January 1, 2000 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-51089)).

10.n	Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

10.o	Amendment No. 1 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.p	Amendment No. 2 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.k of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.q	Amendment No. 3, effective December 14, 2006, to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan.

10.r	Crown Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

10.s	Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

10.t	Amendment No. 1 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

Crown Holdings, Inc.

10.u	Amendment No. 2 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.o of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.v	Amendment No. 3, effective December 14, 2006, to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan.

10.w	Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, amended and restated (incorporated by reference to the Registrant’s Definitive Additional Materials on Schedule 14A, filed with the Securities and Exchange Commission on April 13, 2000 (File No. 1-2227)).

10.x	Amendment No. 3 to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.q of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.y	Amendment No. 4, effective December 14, 2006, to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan.

10.z	Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

10.aa	Amendment No. 1 to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.s of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.bb	Amendment No. 2, effective December 14, 2006, to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan.

10.cc	Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

10.dd	Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan.

10.ee	Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.ff	Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan.

10.gg	Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-51089)).

10.hh	Crown Cork & Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.ii	Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.jj	Crown Cork & Seal Company, Inc. Pension Plan for Outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

Crown Holdings, Inc.

10.kk	Amendment No. 1, effective April 1, 2005, to the Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-50189)).

10.ll	Master Definitions Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian Calculation Agent, FCC Account Bank, Liquidity Facility Provider and Swap Counterparty, Eliopée Limited, as Eliopée, GE Factofrance, as Back-up Servicer, Crown European Holdings, as Parent Company, the Entities listed in Schedule, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent (incorporated by reference to Exhibit 10.a to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-50189)).

10.mm	Master Receivables Transfer and Servicing Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian, the Entities listed in Schedule 1 of Appendix 1, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent (incorporated by reference to Exhibit 10.b to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-50189)).

10.nn	Stock and Asset Purchase Agreement, dated as of August 18, 2005, between Crown Holdings, Inc. and Financière Daunou 1 S.A. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 17, 2005 (File No. 0-50189)).

10.oo	Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 24, 2006 (File No. 0-50189)).

10.pp	Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan.

Exhibits 10.h through 10.pp, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

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

Crown Holdings, Inc. Registrant
Date:	February 28, 2007
	By:	/s/ Thomas A. Kelly
Thomas A. Kelly Vice President and Corporate Controller

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Conway, Alan W. Rutherford and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2006 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

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