Form 10-Q
period 2007-03-31
CROWN HOLDINGS INC
filed 2007-05-03
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
   Yes   __   No  X

There were 163,509,135 shares of Common Stock outstanding as of April 30, 2007.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

	Three months ended March 31

	2007	2006

Net sales	$1,713	$1,524

Cost of products sold, excluding depreciation and amortization	1,445	1,284
Depreciation and amortization	55	54

Gross profit	213	186

Selling and administrative expense	95	81
Provision for restructuring		9
Gain on sale of assets		(1)
Interest expense	76	67
Interest income	(3)	(3)
Translation and exchange adjustments	(1)

Income from continuing operations before income taxes, minority interests and equity earnings	46	33
Provision for income taxes	18	7
Minority interests and equity earnings	(12)	(14)

Income from continuing operations	16	12

Loss from discontinued operations		(2)

Net income	$16	$10

Basic earnings/(loss) per average common share:
Continuing operations	$0.10	$0.07
Discontinued operations		(0.01)

Net income	$0.10	$0.06

Diluted earnings/(loss) per average common share:
Continuing operations	$0.10	($0.07
Discontinued operations		(0.01)

Net income	$0.10	$0.06

Weighted average common shares outstanding:
Basic	162,273,457	167,075,638
Diluted	166,681,273	171,640,555

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2007	December 31, 2006

Assets
Current assets
Cash and cash equivalents	$278	$407
Receivables, net	861	689
Inventories	1,060	906
Prepaid expenses and other current assets	68	60

Total current assets	2,267	2,062

Goodwill	2,200	2,185
Property, plant and equipment, net	1,594	1,608
Other non-current assets	521	503

Total	$6,582	$6,358

Liabilities and shareholders’ deficit
Current liabilities
Short-term debt	$90	$78
Current maturities of long-term debt	41	43
Accounts payable and accrued liabilities	1,800	1,796
Income taxes payable	26	39

Total current liabilities	1,957	1,956

Long-term debt, excluding current maturities	3,578	3,420
Postretirement and pension liabilities	740	749
Other non-current liabilities	532	499
Minority interests	288	279
Commitments and contingent liabilities (Note I)
Shareholders’ deficit	(513)	(545)

Total	$6,582	$6,358

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Three months ended March 31	2007	2006

Net cash used for operating activities	($234)	($178)

Cash flows from investing activities
Capital expenditures	(44)	(54)
Other	(2)	14

Net cash used for investing activities	(46)	(40)

Cash flows from financing activities
Proceeds from long-term debt	5	9
Payments of long-term debt	(9)	(4)
Net change in short-term debt	151	208
Common stock issued	3	10
Common stock repurchased		(9)
Dividends paid to minority interests	(4)	(3)

Net cash provided by financing activities	146	211

Effect of exchange rate changes on cash and cash equivalents	5	6

Net change in cash and cash equivalents	(129)	(1)

Cash and cash equivalents at January 1	407	294

Cash and cash equivalents at March 31	$278	$293

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
AND COMPREHENSIVE INCOME / (LOSS)
(In millions)
(Unaudited)

	Comprehensive	| | |	Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Income	|	Stock	Capital	Deficit	Stock	Loss	Total
		|
Balance at January 1, 2006		|	$929	$1,674	($1,526)	($94)	($1,219)	($236)
Net income	$10	|			10			10
Translation adjustments	10	|					10	10
Derivatives qualifying as hedges	2	|					2	2
Available for sale securities	0	|
		|
Comprehensive income	$22	|
		|
Restricted stock awarded		|		(2)		2
Stock-based compensation		|		3				3
Stock repurchased		|		(7)		(2)		(9)
Common stock issued —benefit plans		|		2		8		10
		|
		|
Balance at March 31, 2006		|	$929	$1,670	($1,516)	($86)	($1,207)	($210)

Balance at January 1, 2007		|	$929	$1,589	($1,217)	($115)	($1,731)	($545)
Net income	$16	|			16			16
Translation adjustments	3	|					3	3
Amortization of prior service cost - pension	(1)	|					(1)	(1)
Amortization of net loss - pension, net of tax	18	|					18	18
Amortization of prior service credit - postretirement	(4)	|					(4)	(4)
Amortization of net loss - postretirement	3	|					3	3
Derivatives qualifying as hedges	3	|					3	3
Available for sale securities	2	|					2	2
		|
Comprehensive income	$40	|
		|
Adoption of FIN 48 - Note L		|			(16)			(16)
Restricted stock awarded		|		(2)		2
Stock-based compensation		|		5				5
Common stock issued —benefit plans		|		2		1		3
		|
		|
Balance at March 31, 2007		|	$929	$1,594	($1,217)	($112)	($1,707)	($513)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of March 31, 2007 and the results of its operations and cash flows for the three month periods ended March 31, 2007 and 2006. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, have been condensed or omitted. The December 31, 2006 balance sheet data was derived from the audited consolidated financial statements as of December 31, 2006. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

B.	Recent Accounting and Reporting Pronouncements

Effective January 1, 2007, the Company adopted the following accounting and reporting standards:

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Adoption of FIN 48 resulted in a charge of $16 to accumulated deficit as of January 1, 2007. See Note L for additional information.

FASB Staff Position No. AUG AIR-1 (“FSP AUG AIR-1”), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements, and permits the use of the direct expensing and deferral methods. Effective January 1, 2007, the Company is using the direct expensing method in its annual and interim financial statements. The Company expensed annual planned major maintenance costs on a straight-line basis over the course of the year under its previous policy. The adoption of FSP AUG AIR-1 will have no impact on the Company’s annual financial statements, but will result in a decrease of $3 and an increase of $3, respectively, in cost of products sold from the amounts reported in the consolidated statements of operations in the first and fourth quarters of 2006.

SFAS 155 (“FAS 155”), “Accounting for Certain Hybrid Financial Instruments," which amends the guidance in FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The standard allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The adoption of FAS 155 had no effect on the results of operations or financial position of the Company.

SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140,” which among other things, requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. The adoption of FAS 156 did not have a material impact on the results of operations or financial position of the Company.

Crown Holdings, Inc.

C.	Discontinued Operations

During 2006, the Company sold its remaining European plastics operations and its Americas health and beauty care operations. The results of operations for 2006 have been recast to report the divested businesses within discontinued operations in the accompanying statement of operations. The divested businesses had net sales of $55 in the first quarter of 2006. The segment results in Note M and the Condensed Combining Statements of Operations in Note N also reflect the reclassification of the divested businesses to discontinued operations. The Consolidated Statements of Cash Flows, including those in Note N, were not recast to separately report the cash flows of the discontinued operations. No interest expense was allocated to discontinued operations and, therefore, all of the Company’s interest expense was included within continuing operations.

The components of loss from discontinued operations are presented below.

2006

Loss before tax	($2)
Income tax on operations	0
Gain on disposal	2
Tax on disposal	(2)

($2)

The activity in discontinued operations included the effect of certain purchase price adjustments from the sale of the Company’s plastic closures busineses in 2005.

D.	Stock-Based Compensation

During the first quarter of 2007, the Company granted approximately 3.7 million stock options to employees. The options have a ten-year contractual life and vest ratably over six years at 20% per year with the initial vesting scheduled on the second anniversary after the grant. Also during the first quarter of 2007, the Company awarded 394,221 shares of restricted stock to certain senior executives, including 136,003 shares that contain a market performance feature. The service-based shares of restricted stock vest ratably over three years on the anniversary date of the grant and had a grant-date fair value of $21.64. The performance shares vest at the end of three years based on the results of a market performance criterion. The market performance criterion is the median Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, of the Company during the three-year term of the grant measured against a peer group of companies. The number of shares which ultimately vest in 2010 is based on the level of performance achieved, ranges between 0% and 200% of the shares awarded, and will be settled in stock. The estimated fair value of each performance share was calculated as $25.36 using a Monte Carlo valuation model.

Unrecognized compensation cost related to unvested stock options and restricted stock was $35 and $14, respectively, at March 31, 2007. The weighted average period over which the expense is expected to be recognized is 5.9 years for stock options and 1.9 years for restricted stock.

As of March 31, 2007, there were 11,071,482 options that were fully vested or expected to vest of which 7,658,045 were exercisable. The weighted average exercise price of options fully vested or expected to vest and options exercisable was $16.06 and $12.79, respectively; the aggregate intrinsic value was $105 and $101, respectively; and the weighted average remaining contractual life was 6.5 years and 4.9 years, respectively.

Crown Holdings, Inc.

E.	Goodwill

The changes in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2007 were as follows:

	Americas	North America	European	European	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance at January 1, 2007	$420	$151	$750	$703	$161	$2,185
Foreign currency translation and other		1		2	12	15

Balance at March 31, 2007	$420	$152	$750	$705	$173	$2,200

F.	Inventories

	March 31,	December 31,
	2007	2006

Finished goods	$440	$308
Work in process	139	122
Raw materials and supplies	481	476

	$1,060	$906

G.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the three months ended March 31, 2007 and 2006, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance at January 1, 2006	$12	$ 1	$13
Provision	5	4	9

Balance at March 31, 2006	$17	$ 5	$22

Balance at January 1, 2007	$ 7	$ 4	$11
Payments	(5)		(5)

Balance at March 31, 2007	$ 2	$ 4	$ 6

The charge of $9 in 2006 included $5 for severance costs in the European Food segment to close a plant, and $4 of corporate charges for the estimated settlement costs of a labor dispute related to prior restructurings.

H.	Asbestos–Related Liabilities

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

Crown Holdings, Inc.

In April 2007, May 2006, May 2005, January 2005 and April 2004, the States of Georgia, South Carolina, Florida, Ohio and Mississippi, respectively, enacted legislation that limits the asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The new legislation, which applies to future and, with the exception of Georgia and South Carolina, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor’s assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

In recent years, certain other state and federal legislators have considered legislation to reform the treatment of asbestos-related personal injury claims. The Fairness in Asbestos Injury Resolution Act of 2005 (the “FAIR Bill”) was introduced in the United States Senate in April 2005, and was defeated in a procedural vote in the Senate in February 2006 and motion for reconsideration was filed. The FAIR Bill would create a national trust fund in lieu of state and federal litigation to compensate people with asbestos-related diseases. The trust fund would require contributions from companies, such as Crown Cork, that have made past payments for asbestos-related personal injury claims and would limit the payments made by such companies relating to asbestos-related liabilities during the life of the fund. There can be no assurance that federal asbestos legislation, such as the FAIR Bill, will be passed into law or the form that any such legislation will take. Due to this uncertainty, the Company has not considered possible federal legislation in evaluating the adequacy of the Company’s reserve for asbestos-related claims.

Crown Holdings, Inc.

During the three months ended March 31, 2007, Crown Cork received approximately 1,000 new claims, settled or dismissed approximately 1,000 claims for a total of $2 and had approximately 79,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of March 31, 2007, the Company’s accrual for pending and future asbestos-related claims was $194. The Company estimates that its probable and estimable liability for pending and future asbestos-related claims will range between $194 and $243. The accrual balance of $194 includes $115 for unasserted claims and $6 for committed settlements that will be paid over time.

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

Assumptions underlying the accrual and the range of potential liability include that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Georgia, South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2016. The upper end of the Company’s estimated range of possible asbestos costs of $243 includes claims beyond that date.

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

I.	Commitments and Contingent Liabilities

In 2003, Crown Cork amended the retiree medical benefits that it had been providing to approximately 10,000 retirees pursuant to a series of collective bargaining agreements between Crown Cork and certain unions. The amendments increased maximum coverage, required additional retiree contributions for medical and prescription drug costs and reduced other coverage benefits. Crown Cork is a party to litigation in which the USWA and IAM unions and retirees claim that the retiree medical benefits were vested and that the amendments breached the applicable collective bargaining agreements in violation of ERISA and the Labor Management Relations Act. In binding arbitration regarding the USWA matter the arbitrator ruled in favor of the USWA parties with respect to employees who retired prior to the 1993 collective bargaining agreement and in favor of Crown Cork with respect to employees who retired under the 1993 and 1998 collective bargaining agreements. The parties are in the remedy stage of the arbitration with respect to employees who retired prior to the 1993 agreement and the ultimate remedy is uncertain. The Company believes the remedy is not expected to have a material adverse effect on its financial position or cash flow.

Crown Holdings, Inc.

With respect to litigation involving Crown Cork and the IAM parties, a federal district court in Nebraska ruled that, pursuant to the collective bargaining agreement, the matter should be resolved through arbitration. Crown Cork has appealed that decision to the Eighth Circuit Court of Appeals. The Company believes that it had the right to make such amendments and intends to contest the matter vigorously. However, the ultimate outcome of the IAM case is uncertain and if it is decided adversely, the Company could be required to restore all or a portion of the retiree medical benefits to their pre-amendment levels. Restoration of the IAM retiree medical benefits to their pre-amendment levels would increase the accumulated postretirement obligation by approximately $49, the annual charge to income by approximately $8, and the annual payments to retirees by approximately $2 in the initial years after restoration.

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

At March 31, 2007, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At March 31, 2007, the Company also had guarantees of $24 related to the residual values of leased assets.

J.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,

Earnings	2007	2006

Income from continuing operations	$16	$12

Weighted average shares outstanding:
Basic	162.3	167.1
Add: dilutive stock options and restricted stock	4.4	4.5

Diluted	166.7	171.6

Basic and diluted earnings per share - continuing operations	$0.10	$0.07

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 2.6 million shares for the three months ended March 31, 2007 and 3.4 million shares for the same period in 2006. These shares were excluded because the exercise prices of the then outstanding options were above the average market prices for the related periods.

Crown Holdings, Inc.

K.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31 were as follows:

Pension Benefits	U.S. Plans		Non-U.S. Plans

	2007	2006	2007	2006

Service cost	$2	$2	$9	$9
Interest cost	19	19	41	36
Expected return on plan assets	(28)	(27)	(59)	(51)
Recognized prior service cost/(credit)	1	1	(2)	(2)
Recognized net loss	12	15	7	9

Net periodic cost/(credit)	$6	$10	($4)	$1

Other Postretirement Benefits

	2007	2006

Service cost	$1	$1
Interest cost	9	9
Recognized prior service credit	(4)	(4)
Recognized net loss	3	4

Net periodic cost	$9	$10

L.	Income Taxes

As discussed in Note B, the Company adopted FIN 48 effective January 1, 2007, and recorded a charge of $16 to its accumulated deficit.

As of January 1, 2007, after the adoption of FIN 48, total unrecognized tax benefits were $64 and the reserve for related interest and penalties was $3. The $64 of unrecognized benefits included $36 related to a claim filed by the Company in the United States Court of Federal Claims to recover U.S. federal taxes paid in prior years. The Company’s claim relates to the timing of the deductibility of certain payments made in 1993 to 1995. In addition to the $36, the $64 also included reserves for potential liabilities related to transfer pricing, withholding taxes and deductibility of losses.

Interest and penalties are recorded in the statement of operations as interest expense and provision for income taxes, respectively. The total interest and penalties recorded in the statement of operations was less than $1 in the first quarter of 2007.

The unrecognized benefits of $64 as of January 1, 2007 included $57 that, if recognized, would affect the effective tax rate. Of the $7 of remaining unrecognized benefits, $5 would have no effect due to valuation allowances in certain jurisdictions, and $2 would reduce goodwill if recognized. The Company’s unrecognized tax benefits are expected to increase in the next twelve months as it continues its current transfer pricing policies, and are expected to decrease as open tax years or claims are settled. The Company is unable to estimate a range of reasonably possible changes in its unrecognized tax benefits in the next twelve months as it is unable to predict when, or if, the tax authorities will commence their audits, the time needed for the audits, and the audit findings that will require settlement with the applicable tax authorities, if any. In addition, the Company is unable to estimate the timing of the resolution of its U.S. tax claim.

The tax years that remained subject to examination by major tax jurisdiction as of January 1, 2007 were the United States (2003 onward), United Kingdom (2001 onward), France (2004 onward), Germany (2001 onward), Italy (2003 onward), Spain (2002 onward) and Canada (2002 onward).

Crown Holdings, Inc.

M.	Segment Information

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

The Company evaluates performance and allocates resources based on segment income. Segment income, which is not a defined term under U.S. generally accepted accounting principles, is defined by the Company as gross profit less selling and administrative expenses. Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about operating segments for the three months ended March 31, 2007 and 2006:

2007	External sales	Segment income

Americas Beverage	$ 393	$ 37
North America Food	185	10
European Beverage	281	30
European Food	446	38
European Specialty Packaging	103	1

Total reportable segments	1,408	$116

Non-reportable segments	305

Total	$1,713

2006	External sales	Segment income

Americas Beverage	$ 347	$ 28
North America Food	182	8
European Beverage	238	25
European Food	411	42
European Specialty Packaging	86	2

Total reportable segments	1,264	$105

Non-reportable segments	260

Total	$1,524

A reconciliation of segment income of reportable segments to consolidated income from continuing operations before income taxes, minority interests and equity earnings for the three months ended March 31, 2007 and 2006 follows:

	2007	2006

Segment income of reportable segments	$116	$105
Segment income of non-reportable segments	34	31
Corporate and unallocated items	(32)	(31)
Provision for restructuring		(9)
Gain on sale of assets		1
Interest expense	(76)	(67)
Interest income	3	3
Translation and exchange adjustments	1

Income from continuing operations before income taxes, minority interests and equity earnings	$ 46	$ 33

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

Crown Holdings, Inc.

N.	Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2007 and 2006, and
• balance sheets as of March 31, 2007 and December 31, 2006

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,058	$655		$1,713

Cost of products sold, excluding depreciation
and amortization		($3)	899	549		1,445
Depreciation and amortization			34	21		55

Gross profit		3	125	85		213

Selling and administrative expense			70	25		95
Net interest expense		23	47	3		73
Technology royalty			(7)	7
Translation and exchange adjustments			(1)			(1)

Income/(loss) before income taxes, minority interests and equity earnings		(20)	16	50		46
Provision for income taxes			6	12		18
Equity earnings	$16	35	6		($57)

Income before minority interests and equity earnings	16	15	16	38	(57)	28
Minority interests and equity earnings				(12)		(12)

Net income	$16	$15	$16	$26	($57)	$16

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$955	$569		$1,524

Cost of products sold, excluding depreciation
and amortization		($5)	817	472		1,284
Depreciation and amortization			35	19		54

Gross profit		5	103	78		186

Selling and administrative expense			59	22		81
Provision for restructuring			4	5		9
(Gain)/loss on sale of assets		(7)	7	(1)		(1)
Net interest expense		14	50			64
Technology royalty			(6)	6
Translation and exchange adjustments		2	(2)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(4)	(9)	46		33
Provision/(benefit) for income taxes			(4)	11		7
Equity earnings	$10	13	18		($41)

Income from continuing operations before
minority interests and equity earnings	10	9	13	35	(41)	26
Minority interests and equity earnings				(14)		(14)

Income from continuing operations	10	9	13	21	(41)	12

Discontinued operations
Loss before income taxes			(1)			(1)
Provision/(benefit) for income taxes			2	(1)		1

Net income	$10	$9	$10	$22	($41)	$10

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$45	$233		$278
Receivables, net		$71	164	626		861
Intercompany receivables		2	70	38	($110)
Inventories			559	501		1,060
Prepaid expenses and other current assets	$3	9	54	2		68

Total current assets	3	82	892	1,400	(110)	2,267

Intercompany debt receivables		1,407	1,475	255	(3,137)
Investments in subsidiaries	(399)	2,715	(424)		(1,892)
Goodwill			1,557	643		2,200
Property, plant and equipment, net			874	720		1,594
Other non-current assets		10	427	84		521

Total	($396)	$4,214	$4,801	$3,102	($5,139)	$6,582

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$15	$17	$58		$90
Current maturities of long-term debt		4	5	32		41
Accounts payable and accrued liabilities	$11	24	1,088	677		1,800
Intercompany payables			38	72	($110)
Income taxes payable			21	5		26

Total current liabilities	11	43	1,169	844	(110)	1,957

Long-term debt, excluding current maturities		1,205	2,306	67		3,578
Long-term intercompany debt	106	2,083	676	272	(3,137)
Postretirement and pension liabilities			723	17		740
Other non-current liabilities		58	326	148		532
Minority interests				288		288
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(513)	825	(399)	1,466	(1,892)	(513)

Total	($396)	$4,214	$4,801	$3,102	($5,139)	$6,582

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$7	($41)	($159)	($41)		($234)

Cash flows from investing activities
Capital expenditures			(25)	(19)		(44)
Intercompany investing activities			6		($6)
Other, net			(2)			(2)

Net cash used for investing activities			(21)	(19)	(6)	(46)

Cash flows from financing activities
Proceeds from long–term debt				5		5
Payments of long–term debt				(9)		(9)
Net change in short-term debt		96	57	(2)		151
Net change in long-term intercompany balances	(10)	(55)	70	(5)
Dividends paid				(6)	6
Common stock issued	3					3
Dividends paid to minority interests				(4)		(4)

Net cash provided by/(used for) financing activities	(7)	41	127	(21)	6	146

Effect of exchange rate changes on cash and cash equivalents				5		5

Net change in cash and cash equivalents			(53)	(76)		(129)

Cash and cash equivalents at January 1			97	310		407

Cash and cash equivalents at March 31	$0	$0	$44	$234	$0	$278

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	($1)	($25)	($181)	$29		($178)

Cash flows from investing activities
Capital expenditures			(19)	(35)		(54)
Intercompany investing activities		(157)	162		($5)
Other, net				14		14

Net cash provided by/(used for) investing activities		(157)	143	(21)	(5)	(40)

Cash flows from financing activities
Proceeds from long-term debt				9		9
Payments of long-term debt				(4)		(4)
Net change in short-term debt		101	108	(1)		208
Net change in long-term intercompany balances		81	(99)	18
Dividends paid				(5)	5
Common stock issued	10					10
Common stock repurchased	(9)					(9)
Dividends paid to minority interests				(3)		(3)

Net cash provided by financing activities	1	182	9	14	5	211

Effect of exchange rate changes on cash and cash equivalents				6		6

Net change in cash and cash equivalents			(29)	28		(1)

Cash and cash equivalents at January 1			67	227		294

Cash and cash equivalents at March 31	$0	$8	$38	$255	$0	$293

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2007 and 2006, and
• balance sheets as of March 31, 2007 and December 31, 2006

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,713		$1,713

Cost of products sold, excluding depreciation and amortization			1,445		1,445
Depreciation and amortization			55		55

Gross profit			213		213

Selling and administrative expense		$3	92		95
Net interest expense		16	57		73
Translation and exchange adjustments			(1)		(1)

Income/(loss) before income taxes, minority interests and equity earnings		(19)	65		46
Provision/(benefit) for income taxes		(5)	23		18
Equity earnings	$16	30		($46)

Income before minority interests and equity earnings	16	16	42	(46)	28
Minority interests and equity earnings			(12)		(12)

Net income	$16	$16	$30	($46)	$16

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,524		$1,524

Cost of products sold, excluding depreciation and amortization			1,284		1,284
Depreciation and amortization			54		54

Gross profit			186		186

Selling and administrative expense		$2	79		81
Provision for restructuring			9		9
Gain on sale of assets			(1)		(1)
Net interest expense		16	48		64

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(18)	51		33
Provision for income taxes			7		7
Equity earnings	$10	28		($38)

Income from continuing operations before minority interests and equity earnings	10	10	44	(38)	26
Minority interests and equity earnings			(14)		(14)

Income from continuing operations	10	10	30	(38)	12

Discontinued operations
Income before income taxes
Provision for income taxes			2		2

Net income	$10	$10	$28	($38)	$10

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$278		$278
Receivables, net			861		861
Inventories			1,060		1,060
Prepaid expenses and current assets	$3		65		68

Total current assets	3		2,264		2,267

Intercompany debt receivables			260	($260)
Investments	(399)	$656		(257)
Goodwill			2,200		2,200
Property, plant and equipment, net			1,594		1,594
Other non-current assets		35	486		521

Total	($396)	$691	$6,804	($517)	$6,582

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt			$90		$90
Current maturities of long-term debt		$1	40		41
Accounts payable and accrued liabilities	$11	44	1,745		1,800
Income taxes payable			26		26

Total current liabilities	11	45	1,901		1,957

Long-term debt, excluding current maturities		698	2,880		3,578
Long-term intercompany debt	106	154		($260)
Postretirement and pension liabilities			740		740
Other non-current liabilities		193	339		532
Minority interests			288		288
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(513)	(399)	656	(257)	(513)

Total	($396)	$691	$6,804	($517)	$6,582

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$407		$407
Receivables, net			689		689
Inventories			906		906
Prepaid expenses and current assets	$1		59		60

Total current assets	1		2,061		2,062

Intercompany debt receivables			262	($262)
Investments	(425)	$618		(193)
Goodwill			2,185		2,185
Property, plant and equipment, net			1,608		1,608
Other non-current assets		34	469		503

Total	($424)	$652	$6,585	($455)	$6,358

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt			$78		$78
Current maturities of long-term debt		$1	42		43
Accounts payable and accrued liabilities	$4	36	1,756		1,796
Income taxes payable			39		39

Total current liabilities	4	37	1,915		1,956

Long-term debt, excluding current maturities		698	2,722		3,420
Long-term intercompany debt	117	145		($262)
Postretirement and pension liabilities			749		749
Other non-current liabilities		197	302		499
Minority interests			279		279
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(545)	(425)	618	(193)	(545)

Total	($424)	$652	$6,585	($455)	$6,358

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$7	($9)	($232)		($234)

Cash flows from investing activities
Capital expenditures			(44)		(44)
Other, net			(2)		(2)

Net cash used for investing activities			(46)		(46)

Cash flows from financing activities
Proceeds from long-term debt			5		5
Payments of long-term debt			(9)		(9)
Net change in short-term debt			151		151
Net change in long-term intercompany balances	(10)	9	1
Common stock issued	3				3
Dividends paid to minority interests			(4)		(4)

Net cash provided by/(used for) financing activities	(7)	9	144		146

Effects of exchange rate changes on cash and cash equivalents			5		5

Net change in cash and cash equivalents			(129)		(129)

Cash and cash equivalents at January 1			407		407

Cash and cash equivalents at March 31	$0	$0	$278	$0	$278

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

Crown Holdings, Inc.

Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2007 and 2006, and
• balance sheets as of March 31, 2007 and December 31, 2006

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$479	$1,234		$1,713

Cost of products sold, excluding depreciation
and amortization			411	1,034		1,445
Depreciation and amortization			15	40		55

Gross profit			53	160		213

Selling and administrative expense		$2	32	61		95
Net interest expense		15	18	40		73
Technology royalty			(8)	8
Translation and exchange adjustments				(1)		(1)

Income/(loss) before income taxes,
minority interests and equity earnings		(17)	11	52		46
Provision/(benefit) for income taxes		(6)	8	16		18
Equity earnings	$16	19	13		($48)

Income before minority interests and equity earnings	16	8	16	36	(48)	28
Minority interests and equity earnings				(12)		(12)

Net income	$16	$8	$16	$24	($48)	$16

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$483	$1,041		$1,524

Cost of products sold, excluding depreciation
and amortization			431	853		1,284
Depreciation and amortization			16	38		54

Gross profit			36	150		186

Selling and administrative expense		$2	28	51		81
Provision for restructuring			4	5		9
(Gain)/loss on sale of assets			(1)			(1)
Net interest expense		13	17	34		64
Technology royalty			(8)	8

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(15)	(4)	52		33
Provision/(benefit) for income taxes		(5)	2	10		7
Equity earnings	$10	13	17		($40)

Income from continuing operations before
minority interests and equity earnings	10	3	11	42	(40)	26
Minority interests and equity earnings				(14)		(14)

Income from continuing operations	10	3	11	28	(40)	12

Discontinued operations
Income/(loss) before income taxes			1	(2)		(1)
Provision/(benefit) for income taxes			2	(1)		1

Net income	$10	$3	$10	$27	($40)	$10

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$16	$2	$260		$278
Receivables, net			12	849		861
Intercompany receivables			61	8	($69)
Inventories			206	854		1,060
Prepaid expenses and other current assets	$3	2	7	56		68

Total current assets	3	18	288	2,027	(69)	2,267

Intercompany debt receivables		1,186	584	41	(1,811)
Investments	(399)	349	174		(124)
Goodwill			453	1,747		2,200
Property, plant and equipment, net		2	359	1,233		1,594
Other non-current assets		51	64	406		521

Total	($396)	$1,606	$1,922	$5,454	($2,004)	$6,582

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$90		$90
Current maturities of long-term debt			$5	36		41
Accounts payable and accrued liabilities	$11	$37	377	1,375		1,800
Intercompany payables			8	61	($69)
Income taxes payable			4	22		26

Total current liabilities	11	37	394	1,584	(69)	1,957

Long-term debt, excluding current maturities		1,571	698	1,309		3,578
Long-term intercompany debt	106	352	462	891	(1,811)
Postretirement and pension liabilities			538	202		740
Other non-current liabilities			229	303		532
Minority interests				288		288
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(513)	(354)	(399)	877	(124)	(513)

Total	($396)	$1,606	$1,922	$5,454	($2,004)	$6,582

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$7	($3)	($80)	($158)		($234)

Cash flows from investing activities
Capital expenditures			(12)	(32)		(44)
Intercompany investing activities		6			($6)
Other, net				(2)		(2)

Net cash provided by/(used for) investing activities		6	(12)	(34)	(6)	(46)

Cash flows from financing activities
Proceeds from long–term debt				5		5
Payments of long–term debt				(9)		(9)
Net change in short-term debt		49		102		151
Net change in long-term intercompany balances	(10)	(96)	90	16
Dividends paid				(6)	6
Common stock issued	3					3
Dividends paid to minority interests				(4)		(4)

Net cash provided by/(used for) financing activities	(7)	(47)	90	104	6	146

Effect of exchange rate changes on cash and cash equivalents				5		5

Net change in cash and cash equivalents		(44)	(2)	(83)		(129)

Cash and cash equivalents at January 1		60	4	343		407

Cash and cash equivalents at March 31	$0	$16	$2	$260	$0	$278

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

Introduction

The following discussion presents management’s analysis of the results of operations for the three months ended March 31, 2007 compared to the corresponding period in 2006 and the changes in financial condition and liquidity from December 31, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

As discussed in Note C to the consolidated financial statements, the Company sold its remaining European plastics operations and its Americas health and beauty care operations during 2006. The results of operations for prior periods used in the following discussion have been recast to report the divested businesses as discontinued operations.

The Company’s principal areas of focus include improving segment income and cash flow from operations, reducing debt and reducing asbestos-related costs. See Note M to the consolidated financial statements for information regarding segment income.

Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. Key strategies for expanding revenue include targeting geographic markets with strong growth potential, such as the Middle East, Asia, Latin America and southern and central Europe, improving selling prices in certain product lines and developing innovative packaging products using proprietary technology. The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and benefit costs. The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company’s total debt of $3,709 at March 31, 2007 increased $66 from $3,643 at March 31, 2006, including $121 of increase due to foreign currency translation.

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $26 for the full year of 2006 and $4 for the first three months of 2007, and the Company expects to pay approximately $25 for the full year of 2007.

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

Net Sales

Net sales in the first quarter of 2007 were $1,713, an increase of $189 or 12.4% compared to net sales of $1,524 for the same period in 2006. Sales from U.S. operations accounted for 28.2% and 29.0% of consolidated net sales in the first quarters of 2007 and 2006, respectively. Sales of beverage cans and ends accounted for 44.6% and sales of food cans and ends accounted for 33.6% of consolidated net sales in the first quarter of 2007 compared to 43.4% and 35.1%, respectively, in 2006.

Net sales in the Americas Beverage segment increased 13.3% from $347 in the first quarter of 2006 to $393 in 2007. The increase in the first quarter of 2007 was primarily due to higher sales unit volumes and the pass-through of increased costs to customers.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net sales in the North America Food segment increased 1.6% from $182 in the first quarter of 2006 to $185 in the same period in 2007, primarily due to the pass-through of increased material costs to customers.

Net sales in the European Beverage segment increased 18.1% from $238 in the first quarter of 2006 to $281 in the same period in 2007, due to improved selling prices and $16 of foreign currency translation.

Net sales in the European Food segment increased 8.5% from $411 in the first quarter of 2006 to $446 in the same period in 2007, primarily due to the impact of foreign currency translation.

Net sales in the European Specialty Packaging segment increased 19.8% from $86 in the first quarter of 2006 to $103 in the same period in 2007, primarily due to higher sales unit volumes and $8 of foreign currency translation.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,445 for the first quarter of 2007, an increase of $161 compared to $1,284 for the same period in 2006. The increase was primarily due to higher costs for steel and aluminum, and also included $57 of foreign currency translation.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 84.4% for the first quarter of 2007 compared to 84.3% for the same period in 2006.

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

Depreciation and Amortization

Depreciation and amortization was $55 in the first quarter of 2007 compaared to $54 in the prior year period. The increase was primarily due to $2 of currency translation.

Selling and Administrative Expense

Selling and administrative expense was $95 in the first quarter of 2007 compared to $81 for the same period in 2006. The increase was primarily due to increased incentive compensation costs of $5 and foreign currency translation of $5. As a percentage of net sales, selling and administrative expense was 5.5% for the first quarter of 2007 compared to 5.3% for the same period in 2006.

Segment Income

Segment income in the Americas Beverage segment increased $9 from $28 in the first quarter of 2006 to $37 in the first quarter of 2007, primarily due to higher sales unit volumes.

Segment income in the North America Food segment increased $2 from $8 in the first quarter of 2006 to $10 in the first quarter of 2007, primarily due to cost reductions.

Segment income in the European Beverage segment increased $5 from $25 in the first quarter of 2006 to $30 in the first quarter of 2007, primarily due to improved selling prices.

Segment income in the European Food segment decreased $4 from $42 in the first quarter of 2006 to $38 in the first quarter of 2007, primarily due to higher costs not yet fully passed through to customers.

Segment income in the European Specialty Packaging segment decreased $1 from $2 in the first quarter of 2006 to $1 in the first quarter of 2007.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Interest Expense

Interest expense increased $9 from $67 in the first quarter of 2006 to $76 in the first quarter of 2007, primarily due to increased interest rates and $2 of foreign currency translation.

Taxes on Income

The first quarter of 2007 included a tax charge of $18 on pre-tax income of $46. The difference of $2 between the pre-tax income at the U.S. statutory rate of 35% or a charge of $16, and the actual charge of $18 was primarily due to (i) charges of $7 for valuation allowance adjustments, primarily due to losses in France and Canada, and $2 for withholding taxes, offset by (ii) benefits from lower tax rates in certain non-U.S. jurisdictions.

The first quarter of 2006 included a tax charge of $7 on pre-tax income of $33. The difference of $5 between the pre-tax income at the U.S. statutory rate of 35% or $12, and the actual tax charge of $7 was primarily due to benefits of $7 from lower non-U.S. tax rates in certain jurisdictions, and $5 to reduce a provision for U.S. state tax contingencies due to the completion of an audit with a minor assessment. These benefits were partially offset by charges of $5 for valuation allowance adjustments, primarily due to losses in the U.S. and Canada, and $2 for withholding taxes.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, decreased $2 in the first quarter of 2007 compared to the same period of 2006. The decrease for the first quarter of 2007 was primarily due to lower profits in the Middle East beverage can operations.

Liquidity and Capital Resources

Cash from Operations

Cash of $234 was used by operating activities in the first quarter of 2007 compared to $178 used by operating activities during the same period in 2006. The increase of $56 in cash used by operating activities was primarily due to higher material costs in 2007.

Investing Activities

Investing activities used cash of $46 during the first quarter of 2007 compared to cash used of $40 in the prior year period. Primary investing activities were capital expenditures of $44 in the first quarter of 2007 and $54 in the same period of 2006.

Financing Activities

Financing activities provided cash of $146 during the first quarter of 2007 compared to cash provided of $211 during the same period in 2006. The cash provided by financing activities in the first quarters of 2007 and 2006 was mainly from short-term borrowings and was used to fund operating and investing activities.

As of March 31, 2007, the Company had $411 of borrowing capacity available under its revolving credit facility, equal to the total facility of $800 less $324 of borrowings and $65 of outstanding standby letters of credit.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Contractual Obligations

During the first quarter of 2007, purchase obligations covering new agreements for raw materials and other consumables increased by $363 for 2007, $55 for 2008 and $4 for 2009 above amounts provided within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note I, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Management’s Discussion and Analysis and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first three months of 2007 other than as discussed below.

As required, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” effective January 1, 2007. In accordance with FIN 48, the Company records the benefit of uncertain tax positions when, in the Company’s opinion, it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the taxing authorities. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether a position meets the more-likely-than-not criteria may involve significant judgment based on the Company’s review and interpretation of available evidence including published tax law, opinions from qualified experts, results of prior tax examinations, and legal precedent. The measurement of an uncertain tax position also involves significant judgment in assigning probabilities to various potential outcomes, including the assessment of interest and penalties. Final settlement of uncertain tax positions for amounts different than the recorded amounts could affect the Company’s results of operations, financial position, and cash flows. See Note L to the financial statements for additional information on the Company’s unrecognized tax benefits.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value for Financial Assets and Financial Liabilities, Including an Amendment to FASB Statement No. 115.” FAS 159 permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). FAS 159 is effective for the Company on January 1, 2008. Management is currently evaluating the potential impact the adoption of this new standard will have on the Company’s consolidated financial statements.

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

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note H and commitments and contingencies in Note I to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 within Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, the Company had approximately $1.2 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 before tax.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation and as of the end of the quarter for which this report is made, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information to be disclosed in reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensures that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Crown Holdings, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company’s potential asbestos-related liabilities and other litigation, see Note H entitled “Asbestos-Related Liabilities” and Note I entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the quarter ended March 31, 2007.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s Board of Directors has authorized the repurchase of up to $400, of which $227 remained as of April 30, 2007, of the Company’s outstanding stock in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness), and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion. The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder and for other general corporate purposes.

Item 4.	Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on April 26, 2007. The matters voted upon and the results thereof are as follows:

(1)	Election of the Board of Directors	- - - - VOTES - - - -

		For	Withheld

	Jenne K. Britell	133,882,617	6,501,552
	John W. Conway	137,333,062	3,051,107
	Arnold W. Donald	138,377,477	2,006,692
	William G. Little	135,708,006	4,676,163
	Hans L. Löliger	134,513,757	5,870,412
	Thomas A. Ralph	139,849,174	534,995
	Hugues du Rouret	134,883,057	5,501,112
	Alan W. Rutherford	134,477,478	5,906,691
	Jim L. Turner	139,852,428	531,741
	William S. Urkiel	135,693,061	4,691,108

Crown Holdings, Inc.

(2)	Ratification of the re-appointment by the AuditCommittee and the Board of Directors of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2007:

For	Against	Abstain
134,931,077	5,326,207	126,885

(3)	A shareholder’s proposal to limit annual remuneration of the top five highly compensated executives to $500,000, plus any nominal perks:

For	Against	Abstain
3,116,807	110,180,732	1,467,031

Item 5.	Other Information

On May 3, 2007, the Company entered into employment agreements with each of the following executive officers of the Company: John W. Conway, Chairman of the Board, President and Chief Executive Officer; Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer; Frank J. Mechura, President – Americas Division; William H. Voss, Executive Vice President and Timothy J. Donahue, Senior Vice President – Finance. These agreements set forth the terms and conditions of each executive officer’s compensation and benefits and include, among other things, certain termination and severance provisions and confidentiality, non-competition and other restrictive covenants. Each of the respective employment agreements is attached as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

In addition, on May 3, 2007, the Company entered into senior executive retirement agreements with each of Mr. Conway, Mr. Rutherford, Mr. Mechura, Mr. Voss and Mr. Donahue and, in connection with such agreements, amended the Company’s Senior Executive Retirement Plan. The senior executive retirement agreements and the Company’s Senior Executive Retirement Plan set forth the terms of certain retirement and death benefits provided to senior executives under the Senior Executive Retirement Plan with respect to the benefit earned on and after January 1, 2005 and generally were made to bring the Senior Executive Retirement Plan into compliance with Code Section 409A and the regulations thereunder, and also to provide, among other things, that the normal form of retirement benefits payable under the Senior Executive Retirement Plan will be a lump sum. Each of the respective senior executive retirement agreements and Senior Executive Retirement Plan is attached as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

10.1	Employment Contracts:
(a)	Employment contract between Crown Holdings, Inc. and John W. Conway, dated May 3, 2007.
(b)	Employment contract between Crown Holdings, Inc. and Alan W. Rutherford, dated May 3, 2007.
(c)	Employment contract between Crown Holdings, Inc. and William H. Voss, dated May 3, 2007.
(d)	Employment contract between Crown Holdings, Inc. and Frank J. Mechura, dated May 3, 2007.
(e)	Employment contract between Crown Holdings, Inc. and Timothy J. Donahue, dated May 3, 2007.

10.2	Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan.

10.3	Crown Holdings, Inc. Senior Executive Retirement Plan, as amended and restated as of January 1, 2005.

10.4	Senior Executive Retirement Agreements:
(a)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and John W. Conway, dated May 3, 2007.
(b)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Alan W. Rutherford, dated May 3, 2007.

Crown Holdings, Inc.

(c)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and William H. Voss, dated May 3, 2007.
(d)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Frank J. Mechura, dated May 3, 2007.
(e)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Timothy J. Donahue, dated May 3, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  May 3, 2007