Form 10-Q
period 2007-06-30
CROWN HOLDINGS INC
filed 2007-07-27
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
   Yes   __   No  X

There were 164,277,913 shares of Common Stock outstanding as of July 25, 2007.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

	Three months ended June 30

	2007	2006

Net sales	$1,990	$1,781

Cost of products sold, excluding depreciation and amortization	1,650	1,478
Depreciation and amortization	57	58

Gross profit	283	245

Selling and administrative expense	93	74
Gain on sale of assets	(10)
Provision for restructuring	5	5
Interest expense	77	70
Interest income	(4)	(3)
Translation and exchange adjustments	(7)	(9)

Income from continuing operations before income taxes, minority interests and equity earnings	129	108
Provision for income taxes	22	19
Minority interests and equity earnings	(19)	(15)

Income from continuing operations	88	74

Loss from discontinued operations		(24)

Net income	$88	$50

Basic earnings/(loss) per average common share:
Continuing operations	$0.54	$0.44
Discontinued operations		(0.14)

Net income	$0.54	$0.30

Diluted earnings/(loss) per average common share:
Continuing operations	$0.53	$0.43
Discontinued operations		(0.14)

Net income	$0.53	$0.29

Weighted average common shares outstanding:
Basic	162,900,139	167,085,962
Diluted	167,182,198	170,917,175

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

	Six months ended June 30

	2007	2006

Net sales	$3,703	$3,305

Cost of products sold, excluding depreciation and amortization	3,095	2,762
Depreciation and amortization	112	112

Gross profit	496	431

Selling and administrative expense	188	155
Gain on sale of assets	(10)	(1)
Provision for restructuring	5	14
Interest expense	153	137
Interest income	(7)	(6)
Translation and exchange adjustments	(8)	(9)

Income from continuing operations before income taxes, minority interests and equity earnings	175	141
Provision for income taxes	40	26
Minority interests and equity earnings	(31)	(29)

Income from continuing operations	104	86

Loss from discontinued operations		(26)

Net income	$104	$60

Basic earnings/(loss) per average common share:
Continuing operations	$0.64	$0.51
Discontinued operations		(0.15)

Net income	$0.64	$0.36

Diluted earnings/(loss) per average common share:
Continuing operations	$0.62	$0.50
Discontinued operations		(0.15)

Net income	$0.62	$0.35

Weighted average common shares outstanding:
Basic	162,588,529	167,080,828
Diluted	166,933,467	171,278,893

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2007	December 31, 2006

Assets
Current assets
Cash and cash equivalents	$304	$407
Receivables, net	993	689
Inventories	1,106	906
Other current assets	70	60

Total current assets	2,473	2,062

Goodwill	2,236	2,185
Property, plant and equipment, net	1,580	1,608
Other non-current assets	504	503

Total	$6,793	$6,358

Liabilities and shareholders’ deficit
Current liabilities
Short-term debt	$94	$78
Current maturities of long-term debt	40	43
Accounts payable and accrued liabilities	1,883	1,796
Income taxes payable	28	39

Total current liabilities	2,045	1,956

Long-term debt, excluding current maturities	3,567	3,420
Postretirement and pension liabilities	727	749
Other non-current liabilities	544	499
Minority interests	298	279
Commitments and contingent liabilities (Note J)
Shareholders’ deficit	(388)	(545)

Total	$6,793	$6,358

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Six months ended June 30	2007	2006

Net cash used for operating activities	($210)	($109)

Cash flows from investing activities
Capital expenditures	(76)	(101)
Proceeds from sale of property, plant and equipment	58	1
Other	(4)	15

Net cash used for investing activities	(22)	(85)

Cash flows from financing activities
Proceeds from long-term debt	6	17
Payments of long-term debt	(16)	(7)
Net change in revolving credit facility and short-term debt	134	203
Common stock repurchased		(17)
Common stock issued	9	11
Dividends paid to minority interests	(14)	(12)

Net cash provided by financing activities	119	195

Effect of exchange rate changes on cash and cash equivalents	10	13

Net change in cash and cash equivalents	(103)	14

Cash and cash equivalents at January 1	407	294

Cash and cash equivalents at June 30	$304	$308

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Comprehensive Income		|	Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year–To–Date	|	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2006			|	$929	$1,674	($1,526)	($ 94)	($1,219)	($236)
Net income	$ 50	$ 60	|			60			60
Translation adjustments	50	60	|					60	60
Derivatives qualifying as hedges	(7)	(5)	|					(5)	(5)
			|
Comprehensive income	$ 93	$115	|
			|
Restricted stock awarded			|		(2)		2
Stock-based compensation			|		6				6
Common stock repurchased			|		(12)		(5)		(17)
Common stock issued — benefit plans			|		2		9		11

Balance at June 30, 2006			|	$929	$1,668	($1,466)	($ 88)	($1,164)	($121)

Balance at January 1, 2007			|	$929	$1,589	($1,217)	($115)	($1,731)	($545)
Net income	$ 88	$104	|			104			104
Translation adjustments	16	19	|					19	19
Amortization of net loss and prior service cost included in net periodic pension and postretirement cost, net of tax	17	33	|					33	33
Derivatives qualifying as hedges	(2)	1	|					1	1
Available for sale securities	(3)	(1)	|					(1)	(1)
			|
Comprehensive income	$116	$156	|
			|
Adoption of FIN 48 - Note M			|			(16)			(16)
Restricted stock awarded			|		(2)		2
Stock-based compensation			|		9				9
Common stock issued — benefit plans			|		3		5		8

Balance at June 30, 2007			|	$929	$1,599	($1,129)	($108)	($1,679)	($388)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of June 30, 2007, the results of its operations for the three and six month periods ended June 30, 2007 and 2006, and its cash flows for the six month periods ended June 30, 2007 and 2006. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

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

B.	Recent Accounting and Reporting Pronouncements

Effective January 1, 2007, the Company adopted the following accounting and reporting standards:

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Adoption of FIN 48 resulted in a charge of $16 to accumulated deficit as of January 1, 2007. See Note M for additional information.

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

SFAS 155 (“FAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends the guidance in FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The standard allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The adoption of FAS 155 had no effect on the results of operations or financial position of the Company.

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

During 2006, the Company sold its remaining European plastics operations and its Americas health and beauty care operations. The results of operations for 2006 have been recast to report the divested businesses within discontinued operations in the accompanying statement of operations. The divested businesses had net sales of $113 in the first six months of 2006. The segment results in Note N and the Condensed Combining Statements of Operations in Note O also reflect the reclassification of the divested businesses to discontinued operations. The Consolidated Statements of Cash Flows, including those in Note O, were not recast to separately report the cash flows of the discontinued operations. No interest expense was allocated to discontinued operations and, therefore, all of the Company’s interest expense was included within continuing operations.

The components of loss from discontinued operations for the three and six months ended June 30, 2006 are presented below.

	Three Months	Six Months

Loss from operations	($5)	($7)
Tax on operations	0	0
Loss on disposal	(20)	(18)
Tax on disposal	1	(1)

	($24)	($26)

D.	Stock-Based Compensation

During the first six months of 2007, the Company granted approximately 3.7 million stock options to employees. The options have a ten-year contractual life and vest ratably over six years at 20% per year with the initial vesting scheduled on the second anniversary of the grant. During the first quarter of 2007, the Company awarded 394,221 shares of restricted stock to certain senior executives, including 136,003 shares that contain a market performance feature. The service-based shares of restricted stock vest ratably over three years on the anniversary date of the grant and had a grant-date fair value of $21.64 per share. The performance shares vest at the end of three years based on the results of a market performance criterion. The market performance criterion is the median Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, of the Company during the three-year term of the grant measured against a peer group of companies. The number of shares which ultimately vest in 2010 is based on the level of performance achieved, ranges between 0% and 200% of the shares awarded, and will be settled in stock. The estimated fair value of each performance share was calculated as $25.36 using a Monte Carlo valuation model.

Unrecognized compensation cost related to unvested stock options and restricted stock was $31 and $12, respectively, at June 30, 2007. The weighted average period over which the expense is expected to be recognized is 5.6 years for stock options and 1.8 years for restricted stock.

As of June 30, 2007, there were 10,354,534 options that were fully vested or expected to vest of which 6,948,887 were exercisable. The weighted average exercise price of options fully vested or expected to vest and options exercisable was $16.61 and $13.28, respectively; the aggregate intrinsic value was $98 and $92, respectively; and the weighted average remaining contractual life was 6.4 years and 4.8 years, respectively.

The Company received cash proceeds of $8 from the exercise of stock options in the first six months of 2007.

E.	Goodwill

Changes in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2007 were as follows:

	Americas	North America	European	European	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance as of January 1, 2007	$420	$151	$750	703	$161	$2,185
Foreign currency translation	4	7	12	14	14	51

Balance as of June 30, 2007	$424	$158	$762	$717	$175	$2,236

Crown Holdings, Inc.

F.	Inventories

	June 30,	December 31,
	2007	2006

Finished goods	$457	$308
Work in process	143	122
Raw material and supplies	506	476

	$1,106	$906

G.	Derivative Financial Instruments

At June 30, 2007, the Company had three outstanding cross-currency swaps with a combined notional value of $580 that were designated as cash flow hedges and effectively convert fixed rate U.S. dollar intercompany debt into fixed rate euro intercompany debt. One swap with a notional value of $120 matures in November 2007 and the other swaps of $225 and $235 mature in November 2009 and 2010, respectively. The aggregate fair value of these swaps at June 30, 2007 was a loss of $83 and was reported within accrued liabilities and within non-current liabilities.

The Company designates certain foreign currency forward exchange contracts as fair value hedges of recognized foreign-denominated assets and liabilities and unrecognized foreign-denominated firm commitments. At June 30, 2007, the aggregate fair value of the outstanding contracts was a loss of $6 and was reported within accrued liabilities.

At June 30, 2007, the Company’s affiliate, Crown European Holdings (“CEH”), a euro functional currency subsidiary, had three outstanding foreign currency forward exchange contracts with an aggregate notional value of $116 Canadian dollars. These contracts were not designated as hedges. Changes in their fair value are reported currently in earnings as translation and exchange adjustments, and are offset by foreign exchange gains or losses reported by CEH from the remeasurement of its related $116 Canadian dollar intercompany receivable. The aggregate fair value of these contracts at June 30, 2007 was a loss of $2 and was reported within accrued liabilities.

H.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the six months ended June 30, 2007 and 2006, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2006	$12	$ 1	$13
Provision	9	5	14
Payments	(3)	(1)	(4)
Foreign currency translation	1		1

Balance as of June 30, 2006	$19	$ 5	$24

Balance as of January 1, 2007	$ 7	$ 4	$11
Provision	4	1	5
Payments	(8)		(8)

Balance as of June 30, 2007	$ 3	$ 5	$ 8

The charge of $5 in 2007 included $2 of corporate costs for the settlement of a labor dispute related to prior restructurings, $1 for severance costs in the European food segment to reduce headcount, and $2 of other severance costs in South America and Europe.

The charge of $14 in 2006 included $5 for severance costs in the European Food segment to close a plant, $4 of corporate charges for the estimated settlement costs of a labor dispute related to prior restructurings, $3 for severance costs in the European Specialty Packaging segment to reduce headcount, and $1 each in South America and Asia for severance related to plant consolidations.

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

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos-related cases against Crown Cork in Philadelphia and remanded the cases to the Philadelphia Court of Common Pleas (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Court ruled that the new statute, as applied, violated the Pennsylvania Constitution because it retroactively extinguished the plaintiffs’ pre-existing and accrued causes of action. In November 2004, the Commonwealth of Pennsylvania enacted legislation amending the 2001 successor liability statute providing that the 2001 statute applies only to asbestos-related claims with respect to which the two-year statute of limitations for asbestos-related claims began to run after the statute was enacted on December 17, 2001. On July 28, 2005, the Philadelphia Court of Common Pleas granted Crown Cork’s global motion for summary judgment to dismiss all pending asbestos-related cases filed in the court after December 17, 2003 (In re: Asbestos-Litigation October term 1986, No. 001). Additional cases have been dismissed subsequent to July 28, 2005 by the Philadelphia Court of Common Pleas. These decisions remain subject to potential appeal by the plaintiffs and, in some cases, appeals to the Superior Court of Pennsylvania have been filed by the plaintiffs in connection with these decisions. The Company cautions that the limitation of the statute may not be upheld.

Crown Holdings, Inc.

During the six months ended June 30, 2007, Crown Cork received approximately 2,000 new claims, settled or dismissed approximately 2,000 claims for a total of $4, and had approximately 79,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of June 30, 2007, the Company’s accrual for pending and future asbestos-related claims was $188. The Company estimates that its probable and estimable liability for pending and future asbestos-related claims will range between $188 and $237. The accrual balance of $188 includes $113 for unasserted claims and $5 for committed settlements that will be paid over time.

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

Underlying the accrual and the range of potential liability are assumptiions that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Georgia, South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual includes estimates for probable costs for claims through the year 2016. The upper end of the Company’s estimated range of possible asbestos-related costs of $237 includes claims beyond that date.

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

In 2003, Crown Cork amended the retiree medical benefits that it had been providing to approximately 10,000 retirees pursuant to a series of collective bargaining agreements between Crown Cork and certain unions. The amendments increased maximum coverage, required additional retiree contributions for medical and prescription drug costs and reduced other coverage benefits. Crown Cork is a party to litigation in which the USWA and IAM unions and retirees claim that the retiree medical benefits were vested and that the amendments breached the applicable collective bargaining agreements in violation of ERISA and the Labor Management Relations Act. In binding arbitration regarding the USWA matter the arbitrator ruled in favor of the USWA parties with respect to employees who retired prior to the 1993 collective bargaining agreement and in favor of Crown Cork with respect to employees who retired under the 1993 and 1998 collective bargaining agreements. The parties are in the remedy stage of the arbitration with respect to employees who retired prior to the 1993 agreement and the ultimate remedy is uncertain. The Company believes the remedy is not expected to have a material adverse effect on its financial position and cash flow.

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

At June 30, 2007, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At June 30, 2007, the Company also had guarantees of $24 related to the residual values of leased assets.

K.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

Earnings:
Income from continuing operations	$ 88	$ 74	$ 104	$ 86

Weighted average common shares outstanding:
Basic	162.9	167.1	162.6	167.1
Add: dilutive stock options and restricted stock	4.3	3.8	4.3	4.2

Diluted	167.2	170.9	166.9	171.3

Basic earnings per share - continuing operations	$ 0.54	$ 0.44	$ 0.64	$ 0.51

Diluted earnings per share - continuing operations	$ 0.53	$ 0.43	$ 0.62	$ 0.50

Crown Holdings, Inc.

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 4.6 million and 3.6 million shares for the three and six month periods ended June 30, 2007, and 2.5 million shares and 2.9 million shares for the three and six month periods ended June 30, 2006. These shares were excluded because the assumed proceeds of the then outstanding options were above the average market prices for the related periods.

L.	Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	June 30		June 30

Pension Benefits - U.S. Plans	2007	2006	2007	2006

Service cost	$2	$3	$4	$5
Interest cost	20	20	39	39
Expected return on plan assets	(28)	(27)	(56)	(54)
Recognized prior service cost			1	1
Recognized net loss	12	14	24	29

Net periodic cost	$6	$10	$12	$20

	Three Months Ended		Six Months Ended
	June 30		June 30

Pension Benefits - Non-U.S. Plans	2007	2006	2007	2006

Service cost	$10	$9	$19	$18
Interest cost	42	38	83	74
Expected return on plan assets	(61)	(54)	(120)	(105)
Recognized prior service credit	(1)	(1)	(3)	(3)
Recognized net loss	7	9	14	18

Net periodic cost/(credit)	($3)	$1	($7)	$2

	Three Months Ended		Six Months Ended
	June 30		June 30

Other Postretirement Benefits	2007	2006	2007	2006

Service cost	$1	$1	$2	$2
Interest cost	8	9	17	18
Recognized prior service credit	(4)	(4)	(8)	(8)
Recognized net loss	4	5	7	9

Net periodic cost	$9	$11	$18	$21

M.	Income Taxes

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

Crown Holdings, Inc.

Interest and penalties are recorded in the statement of operations as interest expense and provision for income taxes, respectively. The total interest and penalties recorded in the statement of operations was less than $1 in the second quarter of 2007.

The unrecognized benefits of $64 as of January 1, 2007 included $57 that, if recognized, would affect the effective tax rate. Of the $7 of remaining unrecognized benefits, $5 would not affect the effective tax rate due to valuation allowances in certain jurisdictions, and $2 would reduce goodwill if recognized. The Company’s unrecognized tax benefits are expected to increase in the next twelve months as it continues its current transfer pricing policies, and are expected to decrease as open tax years or claims are settled. The Company is unable to estimate a range of reasonably possible changes in its unrecognized tax benefits in the next twelve months as it is unable to predict when, or if, the tax authorities will commence their audits, the time needed for the audits, and the audit findings that will require settlement with the applicable tax authorities, if any. In addition, the Company is unable to estimate the timing of the resolution of its U.S. tax claim discussed above.

The tax years that remained subject to examination by major tax jurisdiction as of January 1, 2007 were the United States (2003 onward), United Kingdom (2001 onward), France (2004 onward), Germany (2001 onward), Italy (2003 onward), Spain (2002 onward) and Canada (2002 onward).

N.	Segment Information

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

The tables below present information about operating segments for the three and six months ended June 30, 2007 and 2006:

	External Sales		External Sales

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

Americas Beverage	$488	$426	$881	$773
North America Food	205	198	390	380
European Beverage	401	339	682	577
European Food	469	450	915	861
European Specialty Packaging	117	106	220	192

Total reportable segments	1,680	1,519	3,088	2,783
Non-reportable segments	310	262	615	522

Total	$1,990	$1,781	$3,703	$3,305

Crown Holdings, Inc.

	Segment Income		Segment Income

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

Americas Beverage	$57	$40	$94	$68
North America Food	20	18	30	26
European Beverage	58	40	88	65
European Food	45	49	83	91
European Specialty Packaging	9	12	10	14

Total reportable segments	$189	$159	$305	$264

The following table reconciles the Company’s segment income of reportable segments to consolidated income from continuing operations before income taxes, minority interests and equity earnings:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

Segment income of reportable segments	$189	$159	$305	$264
Segment income of non-reportable segments	31	31	65	62
Corporate and unallocated items	(30)	(19)	(62)	(50)
Provision for restructuring	(5)	(5)	(5)	(14)
Gain on sale of assets	10		10	1
Interest expense	(77)	(70)	(153)	(137)
Interest income	4	3	7	6
Translation and exchange adjustments	7	9	8	9

Income from continuing operations before income taxes, minority interests and equity earnings	$129	$108	$175	$141

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs or income.

Crown Holdings, Inc.

O.	Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The following condensed combining financial statements:

• statements of operations for the three and six months ended June 30, 2007 and 2006,

• balance sheets as of June 30, 2007 and December 31, 2006, and

• statements of cash flows for the six months ended June 30, 2007 and 2006 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,197	$793		$1,990

Cost of products sold, excluding depreciation
and amortization		($3)	993	660		1,650
Depreciation and amortization			34	23		57

Gross profit		3	170	110		283

Selling and administrative expense		(1)	71	23		93
Gain on sale of assets			(2)	(8)		(10)
Provision for restructuring			1	4		5
Net interest expense		25	48			73
Technology royalty			(8)	8
Translation and exchange adjustments			(5)	(2)		(7)

Income/(loss) before income taxes,
minority interests and equity earnings		(21)	65	85		129
Provision for income taxes			2	20		22
Equity earnings	$88	78	25		($191)

Income before minority interests and equity earnings	88	57	88	65	(191)	107
Minority interests and equity earnings				(19)		(19)

Net income	$88	$57	$88	$46	($191)	$88

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,090	$691		$1,781

Cost of products sold, excluding depreciation
and amortization		($6)	912	572		1,478
Depreciation and amortization			37	21		58

Gross profit		6	141	98		245

Selling and administrative expense			59	15		74
(Gain)/loss on sale of assets			(1)	1
Provision for restructuring			3	2		5
Net interest expense		18	48	1		67
Technology royalty			(8)	8
Translation and exchange adjustments		1	(11)	1		(9)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(13)	51	70		108
Provision for income taxes			8	11		19
Equity earnings	$50	61	28		($139)

Income from continuing operations before
minority interests and equity earnings	50	48	71	59	(139)	89
Minority interests and equity earnings				(15)		(15)

Income from continuing operations	50	48	71	44	(139)	74

Discontinued operations
Loss before income taxes			(23)	(2)		(25)
Provision/(benefit) for income taxes			(2)	1		(1)

Net income	$50	$48	$50	$41	($139)	$50

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$2,255	$1,448		$3,703

Cost of products sold, excluding depreciation
and amortization		($6)	1,892	1,209		3,095
Depreciation and amortization			68	44		112

Gross profit		6	295	195		496

Selling and administrative expense		(1)	141	48		188
Gain on sale of assets			(2)	(8)		(10)
Provision for restructuring			1	4		5
Net interest expense		48	95	3		146
Technology royalty			(15)	15
Translation and exchange adjustments			(6)	(2)		(8)

Income/(loss) before income taxes,
minority interests and equity earnings		(41)	81	135		175
Provision for income taxes			8	32		40
Equity earnings	$104	113	31		($248)

Income before minority interests and equity earnings	104	72	104	103	(248)	135
Minority interests and equity earnings				(31)		(31)

Net income	$104	$72	$104	$72	($248)	$104

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$2,045	$1,260		$3,305

Cost of products sold, excluding depreciation
and amortization		($11)	1,729	1,044		2,762
Depreciation and amortization			72	40		112

Gross profit		11	244	176		431

Selling and administrative expense			118	37		155
(Gain)/loss on sale of assets		(7)	6			(1)
Provision for restructuring			7	7		14
Net interest expense		32	98	1		131
Technology royalty			(14)	14
Translation and exchange adjustments		3	(13)	1		(9)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(17)	42	116		141
Provision for income taxes			4	22		26
Equity earnings	$60	74	46		($180)

Income from continuing operations before
minority interests and equity earnings	60	57	84	94	(180)	115
Minority interests and equity earnings				(29)		(29)

Income from continuing operations	60	57	84	65	(180)	86

Discontinued operations
Loss before income taxes			(23)	(2)		(25)
Provision for income taxes			1			1

Net income	$60	$57	$60	$63	($180)	$60

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$52	$252		$304
Receivables, net		$68	205	720		993
Intercompany receivables		2	73	40	($115)
Inventories			574	532		1,106
Other current assets	$2	2	51	15		70

Total current assets	2	72	955	1,559	(115)	2,473

Intercompany debt receivables		1,495	1,525	326	(3,346)
Investments	(285)	2,843	(405)		(2,153)
Goodwill			1,585	651		2,236
Property, plant and equipment, net			866	714		1,580
Other non-current assets		9	442	53		504

Total	($283)	$4,419	$4,968	$3,303	($5,614)	$6,793

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$5	$37	$52		$94
Current maturities of long-term debt		4	6	30		40
Accounts payable and accrued liabilities	$17	37	1,063	766		1,883
Intercompany payables			40	75	($115)
Income taxes payable			12	16		28

Total current liabilities	17	46	1,158	939	(115)	2,045

Long-term debt, excluding current maturities		1,217	2,286	64		3,567
Long-term intercompany debt	88	2,186	775	297	(3,346)
Postretirement and pension liabilities			724	3		727
Other non-current liabilities		64	310	170		544
Minority interests				298		298
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(388)	906	(285)	1,532	(2,153)	(388)

Total	($283)	$4,419	$4,968	$3,303	($5,614)	$6,793

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$20	($19)	($107)	($104)		($210)

Cash flows from investing activities
Capital expenditures			(40)	(36)		(76)
Proceeds from sale of property,plant and equipment			2	56		58
Intercompany investing activities		2	12		($14)
Other				(4)		(4)

Net cash provided by/(used for) investing activities		2	(26)	16	(14)	(22)

Cash flows from financing activities
Proceeds from long–term debt				6		6
Payments of long–term debt			(1)	(15)		(16)
Net change in revolving credit facility and short-term debt		69	66	(1)		134
Net change in long-term intercompany balances	(29)	(52)	21	60
Common stock issued	9					9
Dividends paid				(14)	14
Dividends paid to minority interests				(14)		(14)

Net cash provided by/(used for) financing activities	(20)	17	86	22	14	119

Effect of exchange rate changes on cash and cash equivalents			2	8		10

Net change in cash and cash equivalents			(45)	(58)		(103)

Cash and cash equivalents at January 1			97	310		407

Cash and cash equivalents at June 30	$0	$0	$52	$252	$0	$304

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($2)	($34)	($142)	$69		($109)

Cash flows from investing activities
Capital expenditures			(36)	(65)		(101)
Proceeds from sale of property,plant and equipment			1			1
Intercompany investing activities		(77)	185		($108)
Other				15		15

Net cash provided by/(used for) investing activities		(77)	150	(50)	(108)	(85)

Cash flows from financing activities
Proceeds from long–term debt				17		17
Payments of long–term debt				(7)		(7)
Net change in revolving credit facility and short-term debt		84	111	8		203
Net change in long-term intercompany balances	8	27	(52)	17
Common stock repurchased	(17)					(17)
Common stock issued	11					11
Dividends paid			(87)	(21)	108
Dividends paid to minority interests				(12)		(12)

Net cash provided by/(used for) financing activities	2	111	(28)	2	108	195

Effect of exchange rate changes on cash and cash equivalents			1	12		13

Net change in cash and cash equivalents			(19)	33		14

Cash and cash equivalents at January 1			67	227		294

Cash and cash equivalents at June 30	$0	$0	$48	$260	$0	$308

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations for the three and six months ended June 30, 2007 and 2006,

• balance sheets as of June 30, 2007 and December 31, 2006, and

• statements of cash flows for the six months ended June 30, 2007 and 2006 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,990		$1,990

Cost of products sold, excluding depreciation and amortization			1,650		1,650
Depreciation and amortization			57		57

Gross profit			283		283

Selling and administrative expense		$2	91		93
Gain on sale of assets			(10)		(10)
Provision for restructuring			5		5
Net interest expense		17	56		73
Translation and exchange adjustments			(7)		(7)

Income/(loss) before income taxes, minority interests and equity earnings		(19)	148		129
Provision/(benefit) for income taxes		(2)	24		22
Equity earnings	$88	105		($193)

Income before minority interests and equity earnings	88	88	124	(193)	107
Minority interests and equity earnings			(19)		(19)

Net income	$88	$88	$105	($193)	$88

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,781		$1,781

Cost of products sold, excluding depreciation and amortization			1,478		1,478
Depreciation and amortization			58		58

Gross profit			245		245

Selling and administrative expense		$2	72		74
Provision for restructuring			5		5
Net interest expense		15	52		67
Translation and exchange adjustments			(9)		(9)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(17)	125		108
Provision/(benefit) for income taxes		(15)	34		19
Equity earnings	$50	51		($101)

Income from continuing operations before minority interests and equity earnings	50	49	91	(101)	89
Minority interests and equity earnings		1	(16)		(15)

Income from continuing operations	50	50	75	(101)	74

Discontinued operations
Loss before income taxes			(25)		(25)
Benefit for income taxes			(1)		(1)

Net income	$50	$50	$51	($101)	$50

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$3,703		$3,703

Cost of products sold, excluding depreciation and amortization			3,095		3,095
Depreciation and amortization			112		112

Gross profit			496		496

Selling and administrative expense		$5	183		188
Gain on sale of assets			(10)		(10)
Provision for restructuring			5		5
Net interest expense		33	113		146
Translation and exchange adjustments			(8)		(8)

Income/(loss) before income taxes, minority interests and equity earnings		(38)	213		175
Provision/(benefit) for income taxes		(7)	47		40
Equity earnings	$104	135		($239)

Income before minority interests and equity earnings	104	104	166	(239)	135
Minority interests and equity earnings			(31)		(31)

Net income	$104	$104	$135	($239)	$104

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$3,305		$3,305

Cost of products sold, excluding depreciation and amortization			2,762		2,762
Depreciation and amortization			112		112

Gross profit			431		431

Selling and administrative expense		$4	151		155
Gain on sale of assets			(1)		(1)
Provision for restructuring			14		14
Net interest expense		31	100		131
Translation and exchange adjustments			(9)		(9)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(35)	176		141
Provision/(benefit) for income taxes		(15)	41		26
Equity earnings	$60	79		($139)

Income from continuing operations before minority interests and equity earnings	60	59	135	(139)	115
Minority interests and equity earnings		1	(30)		(29)

Income from continuing operations	60	60	105	(139)	86

Discontinued operations
Loss before income taxes			(25)		(25)
Provision for income taxes			1		1

Net income	$60	$60	$79	($139)	$60

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$304		$304
Receivables, net			993		993
Inventories			1,106		1,106
Other current assets	$2		68		70

Total current assets	2		2,471		2,473

Intercompany debt receivables			273	($273)
Investments	(285)	$787		(502)
Goodwill			2,236		2,236
Property, plant and equipment, net			1,580		1,580
Other non-current assets		31	473		504

Total	($283)	$818	$7,033	($775)	$6,793

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt			$94		$94
Current maturities of long-term debt		$1	39		40
Accounts payable and accrued liabilities	$17	30	1,836		1,883
Income taxes payable			28		28

Total current liabilities	17	31	1,997		2,045

Long-term debt, excluding current maturities		698	2,869		3,567
Long-term intercompany debt	88	185		($273)
Postretirement and pension liabilities			727		727
Other non-current liabilities		189	355		544
Minority interests			298		298
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(388)	(285)	787	(502)	(388)

Total	($283)	$818	$7,033	($775)	$6,793

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$20	($43)	($187)		($210)

Cash flows from investing activities
Capital expenditures			(76)		(76)
Proceeds from sale of property, plant and equipment			58		58
Intercompany investing activities		3		($3)
Other			(4)		(4)

Net cash provided by/(used for) investing activities		3	(22)	(3)	(22)

Cash flows from financing activities
Proceeds from long-term debt			6		6
Payments of long-term debt			(16)		(16)
Net change in revolving credit facility and short-term debt			134		134
Net change in long-term intercompany balances	(29)	40	(11)
Common stock issued	9				9
Dividends paid			(3)	3
Dividends paid to minority interests			(14)		(14)

Net cash provided by financing activities	(20)	40	96	3	119

Effects of exchange rate changes on cash and cash equivalents			10		10

Net change in cash and cash equivalents			(103)		(103)

Cash and cash equivalents at January 1			407		407

Cash and cash equivalents at June 30	$0	$0	$304	$0	$304

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities	($2)	($25)	($82)		($109)

Cash flows from investing activities
Capital expenditures			(101)		(101)
Proceeds from sale of property, plant and equipment			1		1
Intercompany investing activities		2		($2)
Other			15		15

Net cash provided by/(used for) investing activities		2	(85)	(2)	(85)

Cash flows from financing activities
Proceeds from long-term debt			17		17
Payments of long-term debt			(7)		(7)
Net change in revolving credit facility and short-term debt			203		203
Net change in long-term intercompany balances	8	23	(31)
Common stock repurchased	(17)				(17)
Common stock issued	11				11
Dividends paid			(2)	2
Dividends paid to minority interests			(12)		(12)

Net cash provided by financing activities	2	23	168	2	195

Effects of exchange rate changes on cash and cash equivalents			13		13

Net change in cash and cash equivalents			14		14

Cash and cash equivalents at January 1			294		294

Cash and cash equivalents at June 30	$0	$0	$308	$0	$308

Crown Holdings, Inc.

Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

• statements of operations for the three and six months ended June 30, 2007 and 2006,

• balance sheets as of June 30, 2007 and December 31, 2006, and

• statements of cash flows for the six months ended June 30, 2007 and 2006 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$564	$1,426		$1,990

Cost of products sold, excluding depreciation
and amortization			469	1,181		1,650
Depreciation and amortization			15	42		57

Gross profit			80	203		283

Selling and administrative expense		$2	31	60		93
Gain on sale of assets				(10)		(10)
Provision for restructuring			1	4		5
Net interest expense		15	19	39		73
Technology royalty			(8)	8
Translation and exchange adjustments				(7)		(7)

Income/(loss) before income taxes,
minority interests and equity earnings		(17)	37	109		129
Provision/(benefit) for income taxes		(6)	8	20		22
Equity earnings	$88	46	59		($193)

Income from continuing operations before
Income before minority interests and equity earnings	88	35	88	89	(193)	107
Minority interests and equity earnings				(19)		(19)

Net income	$88	$35	$88	$70	($193)	$88

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$466	$1,315		$1,781

Cost of products sold, excluding depreciation
and amortization			392	1,086		1,478
Depreciation and amortization			16	42		58

Gross profit			58	187		245

Selling and administrative expense		$2	18	54		74
Provision for restructuring				5		5
Net interest expense		14	18	35		67
Technology royalty			(9)	9
Translation and exchange adjustments			(1)	(8)		(9)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(16)	32	92		108
Provision/(benefit) for income taxes		(6)	5	20		19
Equity earnings	$50	46	21		($117)

Income from continuing operations before
minority interests and equity earnings	50	36	48	72	(117)	89
Minority interests and equity earnings				(15)		(15)

Income from continuing operations	50	36	48	57	(117)	74

Discontinued operations
Loss before income taxes				(25)		(25)
Provision/(benefit) for income taxes			(2)	1		(1)

Net income	$50	$36	$50	$31	($117)	$50

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,043	$2,660		$3,703

Cost of products sold, excluding depreciation
and amortization			880	2,215		3,095
Depreciation and amortization			30	82		112

Gross profit			133	363		496

Selling and administrative expense		$4	63	121		188
Gain on sale of assets				(10)		(10)
Provision for restructuring			1	4		5
Net interest expense		30	37	79		146
Technology royalty			(16)	16
Translation and exchange adjustments				(8)		(8)

Income/(loss) before income taxes,
minority interests and equity earnings		(34)	48	161		175
Provision/(benefit) for income taxes		(12)	16	36		40
Equity earnings	$104	65	72		($241)

Income before minority interests and equity earnings	104	43	104	125	(241)	135
Minority interests and equity earnings				(31)		(31)

Net income	$104	$43	$104	$94	($241)	$104

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$949	$2,356		$3,305

Cost of products sold, excluding depreciation
and amortization			823	1,939		2,762
Depreciation and amortization			32	80		112

Gross profit			94	337		431

Selling and administrative expense		$4	46	105		155
Gain on sale of assets			(1)			(1)
Provision for restructuring			4	10		14
Net interest expense		27	35	69		131
Technology royalty			(17)	17
Translation and exchange adjustments			(1)	(8)		(9)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(31)	28	144		141
Provision/(benefit) for income taxes		(11)	7	30		26
Equity earnings	$60	59	38		($157)

Income from continuing operations before
minority interests and equity earnings	60	39	59	114	(157)	115
Minority interests and equity earnings				(29)		(29)

Income from continuing operations	60	39	59	85	(157)	86

Discontinued operations
Income/(loss) before income taxes			1	(26)		(25)
Provision for income taxes				1		1

Net income	$60	$39	$60	$58	($157)	$60

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$16	$2	$286		$304
Receivables, net			11	982		993
Intercompany receivables			65	10	($75)
Inventories			193	913		1,106
Other current assets	$2	1	7	60		70

Total current assets	2	17	278	2,251	(75)	2,473

Intercompany debt receivables		1,169	610	26	(1,805)
Investments	(285)	400	226		(341)
Goodwill			453	1,783		2,236
Property, plant and equipment, net		2	350	1,228		1,580
Other non-current assets		49	58	397		504

Total	($283)	$1,637	$1,975	$5,685	($2,221)	$6,793

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$94		$94
Current maturities of long-term debt			$5	35		40
Accounts payable and accrued liabilities	$17	$16	364	1,486		1,883
Intercompany payables			10	65	($75)
Income taxes payable			3	25		28

Total current liabilities	17	16	382	1,705	(75)	2,045

Long-term debt, excluding current maturities		1,572	697	1,298		3,567
Long-term intercompany debt	88	358	431	928	(1,805)
Postretirement and pension liabilities			524	203		727
Other non-current liabilities			226	318		544
Minority interests				298		298
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(388)	(309)	(285)	935	(341)	(388)

Total	($283)	$1,637	$1,975	$5,685	($2,221)	$6,793

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$60	$4	$343		$407
Receivables, net			8	681		689
Intercompany receivables			72	8	($80)
Inventories			172	734		906
Other current assets	$1	2	3	54		60

Total current assets	1	62	259	1,820	(80)	2,062

Intercompany debt receivables		1,090	528	34	(1,652)
Investments in subsidiaries	(425)	324	169		(68)
Goodwill			445	1,740		2,185
Property, plant and equipment, net		3	360	1,245		1,608
Other non-current assets		38	63	402		503

Total	($424)	$1,517	1,824	$5,241	($1,800)	$6,358

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$78		$78
Current maturities of long-term debt			$5	38		43
Accounts payable and accrued liabilities	$4		361	1,431		1,796
Intercompany payables		$16		64	($80)
Income taxes payable			4	35		39

Total current liabilities	4	16	370	1,646	(80)	1,956

Long-term debt, excluding current maturities		1,522	697	1,201		3,420
Long-term intercompany debt	117	352	396	787	(1,652)
Postretirement and pension liabilities			553	196		749
Other non-current liabilities			233	266		499
Minority interests				279		279
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(545)	(373)	(425)	866	(68)	(545)

Total	($424)	$1,517	$1,824	$5,241	($1,800)	$6,358

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$20	($31)	$37	($236)		($210)

Cash flows from investing activities
Capital expenditures			(20)	(56)		(76)
Proceeds from sale of property, plant and equipment			1	57		58
Intercompany investing activities		10	3		($13)
Other				(4)		(4)

Net cash provided by/(used for) investing activities		10	(16)	(3)	(13)	(22)

Cash flows from financing activities
Proceeds from long–term debt				6		6
Payments of long–term debt			(1)	(15)		(16)
Net change in revolving credit facility and short-term debt		50		84		134
Net change in long-term intercompany balances	(29)	(73)	(22)	124
Common stock issued	9					9
Dividends paid				(13)	13
Dividends paid to minority interests				(14)		(14)

Net cash provided by financing activities	(20)	(23)	(23)	172	13	119

Effect of exchange rate changes on cash and cash equivalents				10		10

Net change in cash and cash equivalents		(44)	(2)	(57)		(103)

Cash and cash equivalents at January 1		60	4	343		407

Cash and cash equivalents at June 30	$0	$16	$2	$286	$0	$304

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities	($2)	($19)	($25)	($63)		($109)

Cash flows from investing activities
Capital expenditures			(15)	(86)		(101)
Proceeds from sale of property, plant and equipment			1			1
Intercompany investing activities		5	15		($20)
Other				15		15

Net cash provided by/(used for) investing activities		5	1	(71)	(20)	(85)

Cash flows from financing activities
Proceeds from long–term debt				17		17
Payments of long–term debt				(7)		(7)
Net change in revolving credit facility and short-term debt		105		98		203
Net change in long-term intercompany balances	8	(90)	25	57
Common stock repurchased	(17)					(17)
Common stock issued	11					11
Dividends paid				(20)	20
Dividends paid to minority interests				(12)		(12)

Net cash provided by financing activities	2	15	25	133	20	195

Effect of exchange rate changes on cash and cash equivalents				13		13

Net change in cash and cash equivalents		1	1	12		14

Cash and cash equivalents at January 1		18	1	275		294

Cash and cash equivalents at June 30	$0	$19	$2	$287	$0	$308

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and six months ended June 30, 2007 compared to the corresponding periods in 2006 and the changes in financial condition and liquidity from December 31, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

As discussed in Note C to the consolidated financial statements, the Company sold its remaining European plastics operations and its Americas health and beauty care operations during 2006. The results of operations for prior periods used in the following discussion have been recast to report the divested businesses as discontinued operations.

The Company’s principal areas of focus include improving segment income and cash flow from operations, reducing debt and reducing asbestos-related costs. See Note N to the consolidated financial statements for information regarding segment income.

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

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company’s total debt of $3,701 at June 30, 2007 decreased $9 from $3,710 at June 30, 2006, and was net of $67 of increase due to foreign currency translation.

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $26 for the full year of 2006 and $10 for the first six months of 2007, and the Company expects to pay approximately $25 for the full year of 2007.

Results of Operations

Net Sales

Net sales in the second quarter of 2007 were $1,990, an increase of $209 or 11.7% compared to net sales of $1,781 for the same period in 2006. Net sales in the first six months of 2007 were $3,703, an increase of $398 or 12.0% compared to net sales of $3,305 for the same period in 2006. Sales from U.S. operations accounted for 28.5% of consolidated net sales in the first six months of 2007 compared to 29.1% for the same period in 2006. Sales of beverage cans and ends accounted for 47.2% and sales of food cans and ends accounted for 32.1% of consolidated net sales in the first six months of 2007 compared to 45.5% and 33.6%, respectively, in 2006.

Net sales in the Americas Beverage segment in the second quarter increased 14.6% from $426 in 2006 to $488 in 2007. Net sales in the first six months of 2007 increased 14.0% from $773 in 2006 to $881 in 2007. The increases in 2007 were primarily due to the pass-through of increased costs to customers and recovery of sales unit volumes.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net sales in the North America Food segment in the second quarter increased 3.5% from $198 in 2006 to $205 in 2007, and in the first six months increased 2.6% from $380 in 2006 to $390 in 2007, primarily due to the pass-through of increased material costs to customers.

Net sales in the European Beverage segment increased 18.3% from $339 in the second quarter of 2006 to $401 in the same period in 2007. Net sales in the first six months of 2007 increased 18.2% from $577 in 2006 to $682 in 2007. The increases in the quarter and first six months of 2007 were primarily due to increased sales unit volumes and also included $18 of foreign currency translation for the quarter and $34 for the year.

Net sales in the European Food segment increased 4.2% from $450 in the second quarter of 2006 to $469 in the same period in 2007, and net sales in the first six months of 2007 increased 6.3% from $861 in 2006 to $915 in 2007, primarily due to the impact of foreign currency translation.

Net sales in the European Specialty Packaging segment increased 10.4% from $106 in the second quarter of 2006 to $117 in the same period in 2007, and net sales in the first six months of 2007 increased 14.6% from $192 in 2006 to $220 in 2007. The increases were primarily due to the impact of foreign currency translation.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,650 and $3,095 for the second quarter and first six months of 2007, increases of $172 and $333 compared to $1,478 and $2,762 for the same periods in 2006. The increases were primarily due to the impact of higher material costs for aluminum and steel and also included $69 and $126 due to the impact of foreign currency translation for the quarter and six months.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 82.9% and 83.6% for the second quarter and first six months of 2007 compared to 83.0% and 83.6% for the same periods in 2006.

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

Depreciation and Amortization

Depreciation and amortization was $57 and $112 in the second quarter and first six months of 2007, compared to $58 and $112, respectively, for the prior year periods. Increases due to the impact of foreign currency translation from the strengthening of the euro and sterling against the U.S. dollar were offset by decreases due to lower capital spending in recent years.

Selling and Administrative Expense

Selling and administrative expense was $93 in the second quarter of 2007 compared to $74 for the same period in 2006. The increase was primarily due to increased incentive compensation costs and $3 of foreign currency translation. As a percentage of net sales, selling and administrative expense was 4.7% in the second quarter of 2007 compared to 4.2% for the same period in 2006.

Selling and administrative expense was $188 in the first six months of 2007 compared to $155 for the same period in 2006. The increase was primarily due to increased incentive compensation costs and $8 of foreign currency translation. As a percentage of net sales, selling and administrative expense was 5.1% for the first six months of 2007 compared to 4.7% for the same period in 2006.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Segment Income

Segment income in the Americas Beverage segment increased $17 from $40 in the second quarter of 2006 to $57 in the second quarter of 2007. Segment income in the first six months increased $26 from $68 in 2006 to $94 in 2007. The increases in 2007 were primarily due to recovery of sales unit volumes.

Segment income in the North America Food segment increased $2 from $18 in the second quarter of 2006 to $20 in the second quarter of 2007. Segment income in the first six months increased $4 from $26 in 2006 to $30 in 2007. The increases in 2007 were primarily due to cost reductions.

Segment income in the European Beverage segment increased $18 from $40 in the second quarter of 2006 to $58 in the second quarter of 2007. Segment income in the first six months increased $23 from $65 in 2006 to $88 in 2007. These increases were primarily due to increased sales unit volumes.

Segment income in the European Food segment decreased $4 from $49 in the second quarter of 2006 to $45 in the second quarter of 2007. Segment income in the first six months decreased $8 from $91 in 2006 to $83 in 2007. These decreases were primarily due to higher costs not recovered in selling prices.

Segment income in the European Specialty Packaging segment decreased $3 from $12 in the second quarter of 2006 to $9 in the second quarter of 2007. Segment income in the first six months decreased $4 from $14 in 2006 to $10 in 2007. The decreases in the quarter and first six months were primarily due to higher costs not recovered in selling prices.

Restructuring

The results for the six month periods ended June 30, 2007 and 2006 included restructuring charges of $5 and $14, respectively. See Note H to the consolidated financial statements for additional information on these charges.

Interest Expense

Interest expense increased $7 and $16, respectively, for the three and six months ended June 30, 2007 versus the same periods in 2006. The increases were due to increased short-term borrowing rates and also included $2 of foreign currency translation for the second quarter and $5 for the first six months.

Translation and Exchange Adjustments

The results for the three and six month periods ended June 30, 2007 included net foreign exchange gains of $7 and $8, respectively, for certain subsidiaries that have unhedged currency exposures arising from intercompany debt obligations. These currency exposures may continue to result in future foreign exchange gains or losses. The Company may hedge or mitigate a portion of these exposures in the future through derivative instruments or intercompany loans.

Taxes on Income

The second quarter of 2007 included net tax charges of $22 on pre-tax income of $129 for an effective rate of 17.1%. The difference of $23 between the pre-tax income at the U.S. statutory rate of 35% or $45, and the tax charge of $22, was primarily due to benefits from lower tax rates in certain non-U.S. jurisdictions and valuation allowance adjustments.

The first six months of 2007 included net tax charges of $40 on pre-tax income of $175 for an effective rate of 22.9%. The difference of $21 between the pre-tax income at the U.S. statutory rate of 35% or $61, and the tax charge of $40, was primarily due to benefits from lower tax rates in certain non-U.S. jurisdictions.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

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

The first six months of 2006 included net tax charges of $26 on pre-tax income of $141 for an effective rate of 18.4%. The difference of $23 between the pre-tax income at the statutory rate of 35% or $49, and the tax charge of $26, was primarily due to benefits of $20 from lower non-U.S. tax rates in certain jurisdictions, and $5 to reduce a provision for U.S. state tax contingencies due to the completion of an audit with a minor assessment, partially offset by other net items of $2.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $4 and $2 in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. These increases were primarily due to increased profits in the Middle East beverage can operations.

Liquidity and Capital Resources

Cash from Operations

Cash of $210 was used for operating activities in the first six months of 2007 compared to $109 during the same period in 2006. The increase of $101 in cash used for operating activities was primarily due to an increase in working capital from higher material costs in 2007.

Investing Activities

Investing activities used cash of $22 during the first six months of 2007 compared to cash used of $85 in the prior year period. Primary investing activities were capital expenditures of $76 in the first six months of 2007 and $101 in the same period of 2006. In 2007, the Company received $58 of proceeds from asset sales, primarily land and buildings, including $39 from the sale of a note related to property sold in 2006.

Financing Activities

Financing activities provided cash of $119 during the first six months of 2007 compared to cash provided of $195 during the same period in 2006. The cash provided by financing activities in 2007 and 2006 was primarily related to short-term borrowings. Dividends paid to minority interests increased from $12 in 2006 to $14 in 2007 due to increased payments from the Company’s joint venture beverage can operations in the Middle East.

As of June 30, 2007, the Company had $432 of borrowing capacity available under its revolving credit facility, equal to the total facility of $800 less $303 of borrowings and $65 of outstanding standby letters of credit.

Contractual Obligations

During the first six months of 2007, purchase obligations covering new agreements for raw materials and other consumables increased by $314 for 2007, $122 for 2008, $32 for 2009 and $30 for 2010 above amounts provided within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Also, as discussed in Note M to the consolidated financial statements, the Company has $28 of contractual obligations for reserves for potential liabilities related to uncertain tax positions.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note J, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first six months of 2007 other than as discussed below.

As required, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” effective January 1, 2007. In accordance with FIN 48, the Company records the benefit of uncertain tax positions when, in the Company’s opinion, it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the taxing authorities. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether a position meets the more-likely-than-not criteria may involve significant judgment based on the Company’s review and interpretation of available evidence including published tax law, opinions from qualified experts, results of prior tax examinations, and legal precedent. The measurement of an uncertain tax position also involves significant judgment in assigning probabilities to various potential outcomes, including the assessment of interest and penalties. Final settlement of uncertain tax positions for amounts different than the recorded amounts could affect the Company’s results of operations, financial position, and cash flows. See Note M to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB Statement No. 115.” FAS 159 permits the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). FAS 159 is effective for the Company on January 1, 2008. Management is currently evaluating the potential impact the adoption of this new standard will have on the Company’s consolidated financial statements.

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

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time, make oral or written statements which are also “forward-looking statements.”

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

The Company has foreign currency exposure related to certain intercompany debt obligations, primarily between the U.S. and Canada, which may result in future foreign exchange adjustments to earnings. The Company may hedge or mitigate a portion of these exposures in the future through derivative instruments or intercompany loans.

As of June 30, 2007, the Company had approximately $1.2 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 before tax.

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

For information regarding the Company’s potential asbestos-related liabilities and certain other matters, see Note I entitled “Asbestos-Related Liabilities” and Note J entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

The Company made no purchases or sales of its equity securities during the six months ended June 30, 2007.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s Board of Directors has authorized the repurchase of up to $400, of which $227 remained as of June 30, 2007, of the Company’s outstanding stock in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness), and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion. The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder and for other general corporate purposes.

Item 6.	Exhibits

a)	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  July 27, 2007