Form 10-Q
period 2007-09-30
CROWN HOLDINGS INC
filed 2007-10-31
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
   Yes   __   No  X

There were 159,787,783 shares of Common Stock outstanding as of October 29, 2007.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

	Three months ended September 30

	2007	2006

Net sales	$2,153	$2,001

Cost of products sold, excluding depreciation and amortization	1,786	1,683
Depreciation and amortization	56	58

Gross profit	311	260

Selling and administrative expense	97	77
Provision for restructuring	9
Gain on sale of assets	(4)	(1)
Interest expense	79	73
Interest income	(2)	(2)
Translation and exchange adjustments	(5)	(1)

Income from continuing operations before income taxes, minority interests and equity earnings	137	114
Provision for income taxes	22	16
Minority interests and equity earnings	(23)	(12)

Income from continuing operations	92	86

Loss from discontinued operations		(1)

Net income	$92	$85

Basic earnings/(loss) per average common share:
Continuing operations	$0.57	$0.52
Discontinued operations		(0.01)

Net income	$0.57	$0.51

Diluted earnings/(loss) per average common share:
Continuing operations	$0.56	$0.51
Discontinued operations		(0.01)

Net income	$0.56	$0.50

Weighted average common shares outstanding:
Basic	161,238,844	165,711,447
Diluted	165,217,100	169,829,685

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

	Nine months ended September 30

	2007	2006

Net sales	$5,856	$5,306

Cost of products sold, excluding depreciation and amortization	4,881	4,445
Depreciation and amortization	168	170

Gross profit	807	691

Selling and administrative expense	285	232
Provision for restructuring	14	14
Gain on sale of assets	(14)	(2)
Interest expense	232	210
Interest income	(9)	(8)
Translation and exchange adjustments	(13)	(10)

Income from continuing operations before income taxes, minority interests and equity earnings	312	255
Provision for income taxes	62	42
Minority interests and equity earnings	(54)	(41)

Income from continuing operations	196	172

Loss from discontinued operations		(27)

Net income	$196	$145

Basic earnings/(loss) per average common share:
Continuing operations	$1.21	$1.03
Discontinued operations		(0.16)

Net income	$1.21	$0.87

Diluted earnings/(loss) per average common share:
Continuing operations	$1.18	$1.01
Discontinued operations		(0.16)

Net income	$1.18	$0.85

Weighted average common shares outstanding:
Basic	162,158,144	166,619,352
Diluted	166,380,854	170,790,808

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2007	December 31, 2006

Assets
Current assets
Cash and cash equivalents	$348	$407
Receivables, net	1,084	689
Inventories	1,021	906
Other current assets	75	60

Total current assets	2,528	2,062

Goodwill	2,307	2,185
Property, plant and equipment, net	1,586	1,608
Other non-current assets	528	503

Total	$6,949	$6,358

Liabilities and shareholders’ deficit
Current liabilities
Short-term debt	$76	$78
Current maturities of long-term debt	43	43
Accounts payable and accrued liabilities	1,928	1,796
Income taxes payable	41	39

Total current liabilities	2,088	1,956

Long-term debt, excluding current maturities	3,644	3,420
Postretirement and pension liabilities	719	749
Other non-current liabilities	563	499
Minority interests	321	279
Commitments and contingent liabilities (Note K)
Shareholders’ deficit	(386)	(545)

Total	$6,949	$6,358

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Nine months ended September 30	2007	2006

Net cash provided by/(used for) operating activities	($29)	$14

Cash flows from investing activities
Capital expenditures	(105)	(136)
Proceeds from sale of property, plant and equipment	63	5
Other	(7)	9

Net cash used for investing activities	(49)	(122)

Cash flows from financing activities
Proceeds from long-term debt	22	221
Payments of long-term debt	(25)	(13)
Net change in revolving credit facility and short-term debt	125	8
Common stock repurchased	(118)	(117)
Common stock issued	12	13
Dividends paid to minority interests	(17)	(19)
Other		(4)

Net cash provided by/(used for) financing activities	(1)	89

Effect of exchange rate changes on cash and cash equivalents	20	14

Net change in cash and cash equivalents	(59)	(5)

Cash and cash equivalents at January 1	407	294

Cash and cash equivalents at September 30	$348	$289

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Comprehensive Income		|	Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Quarter	Year–To–Date	|	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2006			|	$929	$1,674	($1,526)	($ 94)	($1,219)	($236)
Net income	$ 85	$145	|			145			145
Translation adjustments	20	80	|					80	80
Derivatives qualifying as hedges	5		|
Available for sale securities	3	3	|					3	3
			|
Comprehensive income	$113	$228	|
			|
Restricted stock awarded			|		(2)		2
Stock-based compensation			|		8				8
Common stock repurchased			|		(86)		(31)		(117)
Common stock issued — benefit plans			|		3		10		13

Balance at September 30, 2006			|	$929	$1,597	($1,381)	($113)	($1,136)	($104)

Balance at January 1, 2007			|	$929	$1,589	($1,217)	($115)	($1,731)	($545)
Net income	$ 92	$196	|			196			196
Translation adjustments	8	27	|					27	27
Amortization of net loss and prior service			|
cost included in net periodic pension			|
and postretirement cost, net of tax	16	49	|					49	49
Derivatives qualifying as hedges	(2)	(1)	|					(1)	(1)
Available for sale securities	(2)	(3)	|					(3)	(3)
			|
Comprehensive income	$112	$268	|
			|
Adoption of FIN 48 - Note N			|			(16)			(16)
Restricted stock awarded			|		(2)		2
Stock-based compensation			|		11				11
Common stock repurchased			|		(94)		(24)		(118)
Common stock issued — benefit plans			|		7		7		14

Balance at September 30, 2007			|	$929	$1,511	($1,037)	($130)	($1,659)	($386)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of September 30, 2007, the results of its operations for the three and nine month periods ended September 30, 2007 and 2006, and its cash flows for the nine month periods ended September 30, 2007 and 2006. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

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

B.	Recent Accounting and Reporting Pronouncements

Effective January 1, 2007, the Company adopted the following accounting and reporting standards:

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Adoption of FIN 48 resulted in a charge of $16 to accumulated deficit as of January 1, 2007. See Note N for additional information.

FASB Staff Position No. AUG AIR-1 (“FSP AUG AIR-1”), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements, and permits the use of the direct expensing and deferral methods. Effective January 1, 2007, the Company is using the direct expensing method in its annual and interim financial statements. The Company expensed annual planned major maintenance costs on a straight-line basis over the course of the year under its previous policy. The adoption of FSP AUG AIR-1 will have no impact on the Company’s annual financial statements, but resulted in a decrease of $3 and an increase of $3, respectively, in cost of products sold from the amounts reported in the consolidated statements of operations in the first and fourth quarters of 2006.

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

During 2006, the Company sold its remaining European plastics operations and its Americas health and beauty care operations. The results of operations for 2006 have been recast to report the divested businesses within discontinued operations in the accompanying statements of operations. The divested businesses had net sales of $31 and $144 in the third quarter and first nine months of 2006, respectively. The segment results in Note O and the Condensed Combining Statements of Operations in Note P also reflect the reclassification of the divested businesses to discontinued operations. The Consolidated Statements of Cash Flows, including those in Note P, were not recast to separately report the cash flows of the discontinued operations. No interest expense was allocated to discontinued operations and, therefore, all of the Company’s interest expense was included within continuing operations.

The components of loss from discontinued operations for the three and nine months ended September 30, 2006 are presented below.

	Three Months	Nine Months

Income/(loss) before tax	$1	($6)
Tax on operations
Loss on disposal	(2)	(20)
Tax on disposal		(1)

	($1)	($27)

D.	Stock-Based Compensation

During the first nine months of 2007, the Company granted approximately 3.7 million stock options to employees. The options have a ten-year contractual life and vest ratably over six years at 20% per year with the initial vesting scheduled on the second anniversary of the grant. During the first quarter of 2007, the Company awarded 394,221 shares of restricted stock to certain senior executives, including 136,003 shares that contain a market performance feature. The service-based shares of restricted stock vest ratably over three years on the anniversary date of the grant and had a grant-date fair value of $21.64 per share. The performance shares vest at the end of three years based on the results of a market performance criterion. The market performance criterion is the median Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, of the Company during the three-year term of the grant measured against a peer group of companies. The number of shares which ultimately vest in 2010 is based on the level of performance achieved, ranges between 0% and 200% of the shares awarded, and will be settled in stock. The estimated fair value of each performance share was calculated as $25.36 using a Monte Carlo valuation model.

Unrecognized compensation cost related to unvested stock options and restricted stock was $29 and $10, respectively, at September 30, 2007. The weighted average period over which the expense is expected to be recognized is 5.4 years for stock options and 1.6 years for restricted stock.

As of September 30, 2007, there were 9,943,519 options that were fully vested or expected to vest of which 6,595,442 were exercisable. The weighted average exercise price of options fully vested or expected to vest and options exercisable was $16.69 and $13.28, respectively; the aggregate intrinsic value was $75 for both; and the weighted average remaining contractual life was 6.1 years and 4.4 years, respectively.

The Company received cash proceeds of $11 from the exercise of stock options in the first nine months of 2007.

Crown Holdings, Inc.

E.	Goodwill

Changes in the carrying amount of goodwill by reportable segment for the nine-month period ended September 30, 2007 were as follows:

	Americas	North America	European	European	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance as of January 1, 2007	$420	$151	$750	$703	$161	$2,185
Foreign currency translation	8	13	35	47	19	122

Balance as of September 30, 2007	$428	$164	$785	$750	$180	$2,307

F.	Inventories

	September 30,	December 31,
	2007	2006

Finished goods	$403	$308
Work in process	134	122
Raw material and supplies	484	476

	$1,021	$906

G.	Share Repurchases

In August 2007, the Company entered into an accelerated share repurchase program pursuant to which the Company purchased 4,088,068 shares of its common stock for $100 and may potentially receive additional shares upon completion of the transaction. The final number of shares to be repurchased without the payment of additional funds will be based on the Company’s volume-weighted average stock price during the term of the transaction. The company expects the transaction to be completed during the fourth quarter of 2007. To date in 2007, including shares repurchased under the accelerated share repurchase program, the Company has purchased 4,828,883 shares for $118.

H.	Derivative Financial Instruments

During the third quarter of 2007, the Company entered into six foreign currency forward exchange contracts with an aggregate notional value of $40 to buy U.S. dollars against Canadian dollars. These contracts were not designated as hedges. Changes in their fair value are reported currently in earnings as translation and exchange adjustments. The aggregate fair value of these contracts at September 30, 2007 was a loss of $2 and was reported within accrued liabilities.

At September 30, 2007, the Company had three outstanding cross-currency swaps with a combined notional value of $580 that were designated as cash flow hedges and effectively convert fixed rate U.S. dollar intercompany debt into fixed rate euro intercompany debt. One swap with a notional value of $120 matures in November 2007 and the other swaps of $225 and $235 mature in November 2009 and 2010, respectively. The aggregate fair value of these swaps at September 30, 2007 was a loss of $114 and was reported within accrued liabilities and within non-current liabilities. The Company also designates certain commodity contracts and foreign exchange contracts as cash flow hedges of anticipated purchases or sales. At September 30, 2007, commodity contracts were outstanding with a notional value of approximately $225. The aggregate fair value of the commodity contracts was a loss of $10 and was reported within accrued liabilities. The aggregate fair value of the foreign exchange contracts was a loss of $4 and was also reported within accrued liabilities.

The Company designates certain foreign currency forward exchange contracts as fair value hedges of recognized foreign-denominated assets and liabilities and unrecognized foreign-denominated firm commitments. At September 30, 2007, the aggregate fair value of the outstanding contracts was a loss of $8 and was reported within accrued liabilities.

Crown Holdings, Inc.

At September 30, 2007, the Company’s affiliate, Crown European Holdings (“CEH”), a euro functional currency subsidiary, had three outstanding foreign currency forward exchange contracts with an aggregate notional value of $116 Canadian dollars. These contracts were not designated as hedges. Changes in their fair value are reported currently in earnings as translation and exchange adjustments, and are offset by foreign exchange gains or losses reported by CEH from the remeasurement of its related $116 Canadian dollar intercompany receivable. The aggregate fair value of these contracts at September 30, 2007 was a loss of $4 and was reported within accrued liabilities.

I.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the nine months ended September 30, 2007 and 2006, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance as of January 1, 2006	$12	$ 1	$13
Provision	9	5	14
Payments	(5)	(2)	(7)
Foreign currency translation	1		1

Balance as of September 30, 2006	$17	$ 4	$21

Balance as of January 1, 2007	$ 7	$ 4	$11
Provision	4	10	14
Payments	(7)	(2)	(9)
Other	(1)	(6)	(7)

Balance as of September 30, 2007	$ 3	$ 6	$ 9

The charge of $14 in 2007 included $6 for the reclassification of cumulative translation adjustments to earnings related to the closure of a plant in Asia, $4 for severance and other exit costs in the European food segment, $2 of corporate costs for the settlement of a labor dispute related to prior restructurings, and $2 of severance costs in South America.

The charge of $14 in 2006 included $5 for severance costs in the European Food segment to close a plant, $4 of corporate charges for the estimated settlement costs of a labor dispute related to prior restructurings, $3 for severance and other exit costs in the European Specialty Packaging segment, and $1 each in South America and Asia for severance related to plant consolidations.

J.	Asbestos–Related Liabilities

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

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos-related cases against Crown Cork in Philadelphia and remanded the cases to the Philadelphia Court of Common Pleas (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Court ruled that the new statute, as applied, violated the Pennsylvania Constitution because it retroactively extinguished the plaintiffs’ pre-existing and accrued causes of action. In November 2004, the Commonwealth of Pennsylvania enacted legislation amending the 2001 successor liability statute providing that the 2001 statute applies only to asbestos-related claims with respect to which the two-year statute of limitations for asbestos-related claims had not yet commenced at the time the statute was enacted on December 17, 2001. On July 28, 2005, the Philadelphia Court of Common Pleas granted Crown Cork’s global motion for summary judgment to dismiss all pending asbestos-related cases filed in the court after December 17, 2003 (In re: Asbestos-Litigation October term 1986, No. 001). Additional cases have been dismissed subsequent to July 28, 2005 by the Philadelphia Court of Common Pleas. These decisions remain subject to potential appeal by the plaintiffs and, in some cases, appeals to the Superior Court of Pennsylvania have been filed by the plaintiffs in connection with these decisions. The Company cautions that the limitation of the statute may not be upheld.

During the nine months ended September 30, 2007, Crown Cork received approximately 3,000 new claims, settled or dismissed approximately 3,000 claims for a total of $9, and had approximately 79,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of September 30, 2007, the Company’s accrual for pending and future asbestos-related claims was $181. The Company estimates that its probable and estimable liability for pending and future asbestos-related claims will range between $181 and $230. The accrual balance of $181 includes $113 for unasserted claims and $5 for committed settlements that will be paid over time.

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

Crown Holdings, Inc.

Underlying the accrual and the range of potential liability are assumptions that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Georgia, South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual of $181 includes estimates for probable costs for claims through the year 2016. The upper end of the Company’s estimated range of possible asbestos-related costs of $230 includes claims beyond that date.

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

K.	Commitments and Contingent Liabilities

In 2003, Crown Cork amended the retiree medical benefits that it had been providing to approximately 10,000 retirees pursuant to a series of collective bargaining agreements between Crown Cork and certain unions. The amendments increased maximum coverage, required additional retiree contributions for medical and prescription drug costs and reduced other coverage benefits. Crown Cork is a party to litigation in which the USWA and IAM unions and retirees claim that the retiree medical benefits were vested and that the amendments breached the applicable collective bargaining agreements in violation of ERISA and the Labor Management Relations Act. In binding arbitration regarding the USWA matter the arbitrator ruled in favor of the USWA parties with respect to employees who retired prior to the 1993 collective bargaining agreement and in favor of Crown Cork with respect to employees who retired under the 1993 and 1998 collective bargaining agreements. The parties are in the remedy stage of the arbitration with respect to employees who retired prior to the 1993 agreement and the ultimate remedy is uncertain. The Company believes the remedy is not expected to have a material adverse effect on its financial position.

With respect to litigation involving Crown Cork and the IAM parties, a federal district court in Nebraska ruled that, pursuant to the collective bargaining agreement, the matter should be resolved through arbitration. Crown Cork appealed that decision to the Eighth Circuit Court of Appeals. The Eighth Circuit determined that the retiree medical benefits were not vested and that the Company has the unilateral right to modify or discontinue these benefits. The period for requesting review of the decision to the U.S. Supreme Court has not yet expired.

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

At September 30, 2007, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 2007, the Company also had guarantees of $29 related to the residual values of leased assets.

Crown Holdings, Inc.

L.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2007	2006	2007	2006

Earnings:
Income from continuing operations	$ 92	$ 86	$ 196	$ 172

Weighted average common shares outstanding:
Basic	161.2	165.7	162.2	166.6
Add: dilutive stock options and restricted stock	4.0	4.1	4.2	4.2

Diluted	165.2	169.8	166.4	170.8

Basic earnings per share - continuing operations	$ 0.57	$ 0.52	$ 1.21	$ 1.03

Diluted earnings per share - continuing operations	$ 0.56	$ 0.51	$ 1.18	$ 1.01

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 4.6 million shares and 3.9 million shares for the three and nine month periods ended September 30, 2007, and 2.2 million shares and 2.7 million shares for the three and nine month periods ended September 30, 2006. These shares were excluded because the assumed proceeds of the then outstanding options were above the average market prices for the related periods.

M.	Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	September 30		September 30

Pension Benefits - U.S. Plans	2007	2006	2007	2006

Service cost	$2	$2	$6	$7
Interest cost	18	19	57	58
Expected return on plan assets	(28)	(27)	(84)	(81)
Recognized prior service cost	1	1	2	2
Recognized net loss	11	13	35	42
Settlements	3		3

Net periodic cost	$7	$8	$19	$28

	Three Months Ended		Nine Months Ended
	September 30		September 30

Pension Benefits - Non-U.S. Plans	2007	2006	2007	2006

Service cost	$9	$8	$28	$26
Interest cost	43	39	126	113
Expected return on plan assets	(62)	(55)	(182)	(160)
Recognized prior service credit	(2)	(2)	(5)	(5)
Recognized net loss	8	9	22	27

Net periodic cost/(credit)	($4)	($1)	($11)	$1

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30		September 30

Other Postretirement Benefits	2007	2006	2007	2006

Service cost	$1	$1	$3	$3
Interest cost	7	7	24	25
Recognized prior service credit	(4)	(3)	(12)	(11)
Recognized net loss	3		10	9

Net periodic cost	$7	$5	$25	$26

N.	Income Taxes

As discussed in Note B, the Company adopted FIN 48 effective January 1, 2007, and recorded a charge of $16 to its accumulated deficit.

As of January 1, 2007, after the adoption of FIN 48, total unrecognized tax benefits were $64 and the reserve for related interest and penalties was $3. The $64 of unrecognized benefits included $36 related to a claim filed by the Company in the United States Court of Federal Claims to recover U.S. federal taxes paid in prior years. The Company’s claim relates to the timing of the deductibility of certain payments made during the period 1993 through 1995. In addition to the $36, the $64 also included reserves for potential liabilities related to transfer pricing, withholding taxes and deductibility of losses.

Interest and penalties are recorded in the statement of operations as interest expense and provision for income taxes, respectively. The total interest and penalties recorded in the statement of operations was less than $1 in the third quarter of 2007.

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

The tax years that remained subject to examination by major tax jurisdiction as of January 1, 2007 were 2001 and beyond for the United Kingdom and Germany, 2002 and beyond for Canada and Spain, 2003 and beyond for the United States and Italy, and 2004 and beyond for France.

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

The Company evaluates performance and allocates resources based on segment income. Segment income, which is not a defined term under U.S. generally accepted accounting principles, is defined by the Company as net sales less cost of products sold, depreciation and amortization, and selling and administrative expenses. Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with U.S. GAAP and may not be comparable to calculations of similarly titled measures used by other companies.

Crown Holdings, Inc.

The tables below present information about operating segments for the three and nine months ended September 30, 2007 and 2006:

	External Sales		External Sales

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2007	2006	2007	2006

Americas Beverage	$455	$437	$1,336	$1,210
North America Food	260	250	650	630
European Beverage	413	342	1,095	919
European Food	577	574	1,492	1,435
European Specialty Packaging	129	120	349	312

Total reportable segments	1,834	1,723	4,922	4,506
Non-reportable segments	319	278	934	800

Total	$2,153	$2,001	$5,856	$5,306

	Segment Income		Segment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2007	2006	2007	2006

Americas Beverage	$54	$50	$148	$118
North America Food	30	28	60	54
European Beverage	60	33	148	98
European Food	55	55	138	146
European Specialty Packaging	8	6	18	20

Total reportable segments	$207	$172	$512	$436

The following table reconciles the Company’s segment income of reportable segments to consolidated income from continuing operations before income taxes, minority interests and equity earnings:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2007	2006	2007	2006

Segment income of reportable segments	$207	$172	$512	$436
Segment income of non-reportable segments	32	27	97	89
Corporate and unallocated items	(25)	(16)	(87)	(66)
Provision for restructuring	(9)		(14)	(14)
Gain on sale of assets	4	1	14	2
Interest expense	(79)	(73)	(232)	(210)
Interest income	2	2	9	8
Translation and exchange adjustments	5	1	13	10

Income from continuing operations before income taxes, minority interests and equity earnings	$137	$114	$312	$255

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

Crown Holdings, Inc.

P.	Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The following condensed combining financial statements:

• statements of operations for the three and nine months ended September 30, 2007 and 2006,

• balance sheets as of September 30, 2007 and December 31, 2006, and

• statements of cash flows for the nine months ended September 30, 2007 and 2006 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,240	$913		$2,153

Cost of products sold, excluding depreciation
and amortization		($5)	1,020	771		1,786
Depreciation and amortization			34	22		56

Gross profit		5	186	120		311

Selling and administrative expense			73	24		97
Provision for restructuring				9		9
Gain on sale of assets				(4)		(4)
Net interest expense		25	50	2		77
Technology royalty			(14)	14
Translation and exchange adjustments			(4)	(1)		(5)

Income/(loss) before income taxes,
minority interests and equity earnings		(20)	81	76		137
Provision for income taxes			7	15		22
Equity earnings	$92	69	18		($179)

Income before minority interests and equity earnings	92	49	92	61	(179)	115
Minority interests and equity earnings				(23)		(23)

Net income	$92	$49	$92	$38	($179)	$92

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,183	$818		$2,001

Cost of products sold, excluding depreciation
and amortization		($6)	989	700		1,683
Depreciation and amortization			35	23		58

Gross profit		6	159	95		260

Selling and administrative expense			58	19		77
Gain on sale of assets			(1)			(1)
Net interest expense		18	53			71
Technology royalty			(9)	9
Translation and exchange adjustments			(2)	1		(1)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(12)	60	66		114
Provision for income taxes			2	14		16
Equity earnings	$85	60	28		($173)

Income from continuing operations before
minority interests and equity earnings	85	48	86	52	(173)	98
Minority interests and equity earnings				(12)		(12)

Income from continuing operations	85	48	86	40	(173)	86

Loss from discontinued operations			(1)			(1)

Net income	$85	$48	$85	$40	($173)	$85

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$3,495	$2,361		$5,856

Cost of products sold, excluding depreciation
and amortization		($11)	2,912	1,980		4,881
Depreciation and amortization			102	66		168

Gross profit		11	481	315		807

Selling and administrative expense		(1)	214	72		285
Provision for restructuring			1	13		14
Gain on sale of assets			(2)	(12)		(14)
Net interest expense		73	145	5		223
Technology royalty			(29)	29
Translation and exchange adjustments			(10)	(3)		(13)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(61)	162	211		312
Provision for income taxes			15	47		62
Equity earnings	$196	182	49		($427)

Income before minority interests and equity earnings	196	121	196	164	(427)	250
Minority interests and equity earnings				(54)		(54)

Net income	$196	$121	$196	$110	($427)	$196

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$3,228	$2,078		$5,306

Cost of products sold, excluding depreciation
and amortization		($17)	2,718	1,744		4,445
Depreciation and amortization			107	63		170

Gross profit		17	403	271		691

Selling and administrative expense			176	56		232
Provision for restructuring			7	7		14
(Gain)/loss on sale of assets		(7)	5			(2)
Net interest expense		50	151	1		202
Technology royalty			(23)	23
Translation and exchange adjustments		3	(15)	2		(10)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(29)	102	182		255
Provision for income taxes			6	36		42
Equity earnings	$145	134	74		($353)

Income from continuing operations before
minority interests and equity earnings	145	105	170	146	(353)	213
Minority interests and equity earnings				(41)		(41)

Income from continuing operations	145	105	170	105	(353)	172

Loss from discontinued operations			(25)	(2)		(27)

Net income	$145	$105	$145	$103	($353)	$145

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$49	$299		$348
Receivables, net		$63	184	837		1,084
Intercompany receivables		2	71	35	($108)
Inventories			552	469		1,021
Other current assets	$2	1	55	17		75

Total current assets	2	66	911	1,657	(108)	2,528

Intercompany debt receivables		1,460	1,653	342	(3,455)
Investments	(168)	3,023	(425)		(2,430)
Goodwill			1,624	683		2,307
Property, plant and equipment, net			863	723		1,586
Other non-current assets		9	463	56		528

Total	($166)	$4,558	$5,089	$3,461	($5,993)	$6,949

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$34	$5	$37		$76
Current maturities of long-term debt		4	5	34		43
Accounts payable and accrued liabilities	$23	33	1,103	769		1,928
Intercompany payables			35	73	($108)
Income taxes payable			14	27		41

Total current liabilities	23	71	1,162	940	(108)	2,088

Long-term debt, excluding current maturities		1,229	2,346	69		3,644
Long-term intercompany debt	197	2,201	732	325	(3,455)
Postretirement and pension liabilities			700	19		719
Other non-current liabilities		89	317	157		563
Minority interests				321		321
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(386)	968	(168)	1,630	(2,430)	(386)

Total	($166)	$4,558	$5,089	$3,461	($5,993)	$6,949

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$26	($40)	$99	($114)		($29)

Cash flows from investing activities
Capital expenditures			(51)	(54)		(105)
Proceeds from sale of property,plant and equipment			2	61		63
Intercompany investing activities		10	17		($27)
Other				(7)		(7)

Net cash provided by/(used for) investing activities		10	(32)		(27)	(49)

Cash flows from financing activities
Proceeds from long–term debt				22		22
Payments of long–term debt			(1)	(24)		(25)
Net change in revolving credit facility and short-term debt		43	89	(7)		125
Net change in long-term intercompany balances	80	(13)	(206)	139
Common stock repurchased	(118)					(118)
Common stock issued	12					12
Dividends paid				(27)	27
Dividends paid to minority interests				(17)		(17)

Net cash provided by/(used for) financing activities	(26)	30	(118)	86	27	(1)

Effect of exchange rate changes on cash and cash equivalents			3	17		20

Net change in cash and cash equivalents			(48)	(11)		(59)

Cash and cash equivalents at January 1			97	310		407

Cash and cash equivalents at September 30	$0	$0	$49	$299	$0	$348

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($4)	($65)	$7	$76		$14

Cash flows from investing activities
Capital expenditures			(52)	(84)		(136)
Proceeds from sale of property,plant and equipment			3	2		5
Intercompany investing activities		(42)	197		($155)
Other			(4)	13		9

Net cash provided by/(used for) investing activities		(42)	144	(69)	(155)	(122)

Cash flows from financing activities
Proceeds from long–term debt			200	21		221
Payments of long–term debt				(13)		(13)
Net change in revolving credit facility and short-term debt		49	(48)	7		8
Net change in long-term intercompany balances	108	58	(225)	59
Common stock repurchased	(117)					(117)
Common stock issued	13					13
Dividends paid			(99)	(56)	155
Dividends paid to minority interests				(19)		(19)
Other			(4)			(4)

Net cash provided by/(used for) financing activities	4	107	(176)	(1)	155	89

Effect of exchange rate changes on cash and cash equivalents			1	13		14

Net change in cash and cash equivalents			(24)	19		(5)

Cash and cash equivalents at January 1			67	227		294

Cash and cash equivalents at September 30	$0	$0	$43	$246	$0	$289

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations for the three and nine months ended September 30, 2007 and 2006,

• balance sheets as of September 30, 2007 and December 31, 2006, and

• statements of cash flows for the nine months ended September 30, 2007 and 2006 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$2,153		$2,153

Cost of products sold, excluding depreciation and amortization			1,786		1,786
Depreciation and amortization			56		56

Gross profit			311		311

Selling and administrative expense		$6	91		97
Provision for restructuring			9		9
Gain on sale of assets			(4)		(4)
Net interest expense		18	59		77
Translation and exchange adjustments			(5)		(5)

Income/(loss) before income taxes, minority interests and equity earnings		(24)	161		137
Provision for income taxes		2	20		22
Equity earnings	$92	118		($210)

Income before minority interests and equity earnings	92	92	141	(210)	115
Minority interests and equity earnings			(23)		(23)

Net income	$92	$92	$118	($210)	$92

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$2,001		$2,001

Cost of products sold, excluding depreciation and amortization			1,683		1,683
Depreciation and amortization			58		58

Gross profit			260		260

Selling and administrative expense		$2	75		77
Gain on sale of assets			(1)		(1)
Net interest expense		17	54		71
Translation and exchange adjustments			(1)		(1)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(19)	133		114
Provision/(benefit) for income taxes		(18)	34		16
Equity earnings	$85	85		($170)

Income from continuing operations before minority interests and equity earnings	85	84	99	(170)	98
Minority interests and equity earnings		1	(13)		(12)

Income from continuing operations	85	85	86	(170)	86

Loss from discontinued operations			(1)		(1)

Net income	$85	$85	$85	($170)	$85

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$5,856		$5,856

Cost of products sold, excluding depreciation and amortization			4,881		4,881
Depreciation and amortization			168		168

Gross profit			807		807

Selling and administrative expense		$11	274		285
Provision for restructuring			14		14
Gain on sale of assets			(14)		(14)
Net interest expense		51	172		223
Translation and exchange adjustments			(13)		(13)

Income/(loss) before income taxes, minority interests and equity earnings		(62)	374		312
Provision/(benefit) for income taxes		(5)	67		62
Equity earnings	$196	253		($449)

Income before minority interests and equity earnings	196	196	307	(449)	250
Minority interests and equity earnings			(54)		(54)

Net income	$196	$196	$253	($449)	$196

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$5,306		$5,306

Cost of products sold, excluding depreciation and amortization			4,445		4,445
Depreciation and amortization			170		170

Gross profit			691		691

Selling and administrative expense		$6	226		232
Provision for restructuring			14		14
Gain on sale of assets			(2)		(2)
Net interest expense		48	154		202
Translation and exchange adjustments			(10)		(10)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(54)	309		255
Provision/(benefit) for income taxes		(33)	75		42
Equity earnings	$145	164		($309)

Income from continuing operations before minority interests and equity earnings	145	143	234	(309)	213
Minority interests and equity earnings		2	(43)		(41)

Income from continuing operations	145	145	191	(309)	172

Loss from discontinued operations			(27)		(27)

Net income	$145	$145	$164	($309)	$145

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$348		$348
Receivables, net			1,084		1,084
Inventories			1,021		1,021
Other current assets	$2		73		75

Total current assets	2		2,526		2,528

Intercompany debt receivables			395	($395)
Investments	(168)	$927		(759)
Goodwill			2,307		2,307
Property, plant and equipment, net			1,586		1,586
Other non-current assets		29	499		528

Total	($166)	$956	$7,313	($1,154)	$6,949

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$1	$75		$76
Current maturities of long-term debt			43		43
Accounts payable and accrued liabilities	$23	44	1,861		1,928
Income taxes payable			41		41

Total current liabilities	23	45	2,020		2,088

Long-term debt, excluding current maturities		698	2,946		3,644
Long-term intercompany debt	197	198		($395)
Postretirement and pension liabilities			719		719
Other non-current liabilities		183	380		563
Minority interests			321		321
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(386)	(168)	927	(759)	(386)

Total	($166)	$956	$7,313	($1,154)	$6,949

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$26	($61)	$6		($29)

Cash flows from investing activities
Capital expenditures			(105)		(105)
Proceeds from sale of property, plant and equipment			63		63
Intercompany investing activities		8		($8)
Other			(7)		(7)

Net cash provided by/(used for) investing activities		8	(49)	(8)	(49)

Cash flows from financing activities
Proceeds from long-term debt			22		22
Payments of long-term debt			(25)		(25)
Net change in revolving credit facility and short-term debt			125		125
Net change in long-term intercompany balances	80	53	(133)
Common stock repurchased	(118)				(118)
Common stock issued	12				12
Dividends paid			(8)	8
Dividends paid to minority interests			(17)		(17)

Net cash provided by/(used for) financing activities	(26)	53	(36)	8	(1)

Effects of exchange rate changes on cash and cash equivalents			20		20

Net change in cash and cash equivalents			(59)		(59)

Cash and cash equivalents at January 1			407		407

Cash and cash equivalents at September 30	$0	$0	$348	$0	$348

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($4)	($17)	$35		$14

Cash flows from investing activities
Capital expenditures			(136)		(136)
Proceeds from sale of property, plant and equipment			5		5
Intercompany investing activities		3		($3)
Other			9		9

Net cash provided by/(used for) investing activities		3	(122)	(3)	(122)

Cash flows from financing activities
Proceeds from long-term debt			221		221
Payments of long-term debt			(13)		(13)
Net change in revolving credit facility and short-term debt			8		8
Net change in long-term intercompany balances	108	14	(122)
Common stock repurchased	(117)				(117)
Common stock issued	13				13
Dividends paid			(3)	3
Dividends paid to minority interests			(19)		(19)
Other			(4)		(4)

Net cash provided by financing activities	4	14	68	3	89

Effects of exchange rate changes on cash and cash equivalents			14		14)

Net change in cash and cash equivalents			(5)		(5)

Cash and cash equivalents at January 1			294		294

Cash and cash equivalents at September 30	$0	$0	$289	$0	$289

Crown Holdings, Inc.

Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

• statements of operations for the three and nine months ended September 30, 2007 and 2006,

• balance sheets as of September 30, 2007 and December 31, 2006, and

• statements of cash flows for the nine months ended September 30, 2007 and 2006 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$553	$1,600		$2,153

Cost of products sold, excluding depreciation
and amortization			451	1,335		1,786
Depreciation and amortization			15	41		56

Gross profit			87	224		311

Selling and administrative expense		$2	37	58		97
Provision for restructuring				9		9
Gain on sale of assets				(4)		(4)
Net interest expense		18	17	42		77
Technology royalty			(13)	13
Translation and exchange adjustments			(1)	(4)		(5)

Income/(loss) before income taxes,
minority interests and equity earnings		(20)	47	110		137
Provision/(benefit) for income taxes		(7)	9	20		22
Equity earnings	$92	67	54		($213)

Income from continuing operations before
minority interests and equity earnings	92	54	92	90	(213)	115
Minority interests and equity earnings				(23)		(23)

Net income	$92	$54	$92	$67	($213)	$92

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$509	$1,492		$2,001

Cost of products sold, excluding depreciation
and amortization			420	1,263		1,683
Depreciation and amortization			16	42		58

Gross profit			73	187		260

Selling and administrative expense		$2	23	52		77
Gain on sale of assets				(1)		(1)
Net interest expense		14	20	37		71
Technology royalty			(12)	12
Translation and exchange adjustments			(1)			(1)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(16)	43	87		114
Provision/(benefit) for income taxes		(6)	6	16		16
Equity earnings	$85	146	48		($279)

Income from continuing operations before
minority interests and equity earnings	85	136	85	71	(279)	98
Minority interests and equity earnings		(1)		(11)		(12)

Income from continuing operations	85	135	85	60	(279)	86

Loss from discontinued operations		(1)				(1)

Net income	$85	$134	$85	$60	($279)	$85

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,596	$4,260		$5,856

Cost of products sold, excluding depreciation
and amortization			1,331	3,550		4,881
Depreciation and amortization			45	123		168

Gross profit			220	587		807

Selling and administrative expense		$6	100	179		285
Provision for restructuring			1	13		14
Gain on sale of assets				(14)		(14)
Net interest expense		48	54	121		223
Technology royalty			(29)	29
Translation and exchange adjustments			(1)	(12)		(13)

Income/(loss) before income taxes,
minority interests and equity earnings		(54)	95	271		312
Provision/(benefit) for income taxes		(19)	25	56		62
Equity earnings	$196	132	126		($454)

Income before minority interests and equity earnings	196	97	196	215	(454)	250
Minority interests and equity earnings				(54)		(54)

Net income	$196	$97	$196	$161	($454)	$196

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,458	$3,848		$5,306

Cost of products sold, excluding depreciation
and amortization			1,243	3,202		4,445
Depreciation and amortization			48	122		170

Gross profit			167	524		691

Selling and administrative expense		$6	69	157		232
Provision for restructuring			4	10		14
Gain on sale of assets			(1)	(1)		(2)
Net interest expense		41	55	106		202
Technology royalty			(29)	29
Translation and exchange adjustments			(2)	(8)		(10)

Income/(loss) from continuing operations before
income taxes, minority interests and equity earnings		(47)	71	231		255
Provision/(benefit) for income taxes		(17)	13	46		42
Equity earnings	$145	205	86		($436)

Income from continuing operations before
minority interests and equity earnings	145	175	144	185	(436)	213
Minority interests and equity earnings		(1)		(40)		(41)

Income from continuing operations	145	174	144	145	(436)	172

Income/(loss) from discontinued operations		(1)	1	(27)		(27)

Net income	$145	$173	$145	$118	($436)	$145

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$13	$3	$332		$348
Receivables, net			11	1,073		1,084
Intercompany receivables			70	14	($84)
Inventories			181	840		1,021
Other current assets	$2		7	66		75

Total current assets	2	13	272	2,325	(84)	2,528

Intercompany debt receivables		1,227	709	54	(1,990)
Investments	(168)	476	320		(628)
Goodwill			453	1,854		2,307
Property, plant and equipment, net		2	343	1,241		1,586
Other non-current assets		47	57	424		528

Total	($166)	$1,765	$2,154	$5,898	($2,702)	$6,949

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$76		$76
Current maturities of long-term debt		$4	$1	38		43
Accounts payable and accrued liabilities	$23	37	361	1,507		1,928
Intercompany payables			14	70	($84)
Income taxes payable			7	34		41

Total current liabilities	23	41	383	1,725	(84)	2,088

Long-term debt, excluding current maturities		1,602	702	1,340		3,644
Long-term intercompany debt	197	368	498	927	(1,990)
Postretirement and pension liabilities			517	202		719
Other non-current liabilities			222	341		563
Minority interests				321		321
Commitments and contingent liabilities
Shareholders’ equity/(deficit)	(386)	(246)	(168)	1,042	(628)	(386)

Total	($166)	$1,765	$2,154	$5,898	($2,702)	$6,949

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$26	($20)	$101	($136)		($29)

Cash flows from investing activities
Capital expenditures			(25)	(80)		(105)
Proceeds from sale of property, plant and equipment			1	62		63
Intercompany investing activities		10	3		($13)
Other				(7)		(7)

Net cash provided by/(used for) investing activities		10	(21)	(25)	(13)	(49)

Cash flows from financing activities
Proceeds from long–term debt				22		22
Payments of long–term debt			(1)	(24)		(25)
Net change in revolving credit facility and short-term debt		84		41		125
Net change in long-term intercompany balances	80	(121)	(80)	121
Common stock repurchased	(118)					(118)
Common stock issued	12					12
Dividends paid				(13)	13
Dividends paid to minority interests				(17)		(17)

Net cash provided by/(used for) financing activities	(26)	(37)	(81)	130	13	(1)

Effect of exchange rate changes on cash and cash equivalents				20		20

Net change in cash and cash equivalents		(47)	(1)	(11)		(59)

Cash and cash equivalents at January 1		60	4	343		407

Cash and cash equivalents at September 30	$0	$13	$3	$332	$0	$348

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($4)	($3)	$10	$11		$14

Cash flows from investing activities
Capital expenditures		(1)	(24)	(111)		(136)
Proceeds from sale of property, plant and equipment			1	4		5
Intercompany investing activities		5	16		($21)
Other				9		9

Net cash provided by/(used for) investing activities		4	(7)	(98)	(21)	(122)

Cash flows from financing activities
Proceeds from long–term debt		200		21		221
Payments of long–term debt				(13)		(13)
Net change in revolving credit facility and short-term debt		(60)		68		8
Net change in long-term intercompany balances	108	(145)	(3)	40
Common stock repurchased	(117)					(117)
Common stock issued	13					13
Dividends paid				(21)	21
Dividends paid to minority interests				(19)		(19)
Other		(4)				(4)

Net cash provided by/(used for) financing activities	4	(9)	(3)	76	21	89

Effect of exchange rate changes on cash and cash equivalents				14		14

Net change in cash and cash equivalents		(8)		3		(5)

Cash and cash equivalents at January 1		18	1	275		294

Cash and cash equivalents at September 30	$0	$10	$1	$278	$0	$289

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and nine months ended September 30, 2007 compared to the corresponding periods in 2006 and the changes in financial condition and liquidity from December 31, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, along with the consolidated financial statements and related notes included in and referred to within this report.

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

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company’s total debt of $3,763 at September 30, 2007 increased $65 from $3,698 at September 30, 2006, and included $147 of increase due to foreign currency translation.

The Company seeks to reduce its asbestos-related costs through prudent case management. Asbestos-related payments were $26 for the full year of 2006 and $17 for the first nine months of 2007, and the Company expects to pay approximately $25 for the full year of 2007.

Results of Operations

Net Sales

Net sales in the third quarter of 2007 were $2,153, an increase of $152 or 7.6% compared to net sales of $2,001 for the same period in 2006. Net sales in the first nine months of 2007 were $5,856, an increase of $550 or 10.4% compared to net sales of $5,306 for the same period in 2006. Sales from U.S. operations accounted for 27.6% of consolidated net sales in the first nine months of 2007 compared to 28.4% for the same period in 2006. Sales of beverage cans and ends accounted for 46.6% and sales of food cans and ends accounted for 33.3% of consolidated net sales in the first nine months of 2007 compared to 44.7% and 35.2%, respectively, in 2006.

Net sales in the Americas Beverage segment in the third quarter increased 4.1% from $437 in 2006 to $455 in 2007. Net sales in the first nine months of 2007 increased 10.4% from $1,210 in 2006 to $1,336 in 2007. The increases in 2007 were primarily due to the pass-through of increased costs to customers and recovery of sales unit volumes.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net sales in the North America Food segment in the third quarter increased 4.0% from $250 in 2006 to $260 in 2007, and in the first nine months increased 3.2% from $630 in 2006 to $650 in 2007, primarily due to the pass-through of increased costs to customers.

Net sales in the European Beverage segment increased 20.8% from $342 in the third quarter of 2006 to $413 in the same period in 2007. Net sales in the first nine months of 2007 increased 19.2% from $919 in 2006 to $1,095 in 2007. The increases in the quarter and first nine months of 2007 were primarily due to increased sales unit volumes and the pass-through of increased costs to customers, and also included $17 of foreign currency translation for the quarter and $51 for the nine months.

Net sales in the European Food segment increased less than one percent from $574 in the third quarter of 2006 to $577 in the same period in 2007, and net sales in the first nine months of 2007 increased 4.0% from $1,435 in 2006 to $1,492 in 2007. The increases were primarily due to $50 of foreign currency translation for the quarter and $121 for the nine months, partially offset by a decline in sales unit volumes, primarily due to weather conditions and a resulting weak harvest.

Net sales in the European Specialty Packaging segment increased 7.5% from $120 in the third quarter of 2006 to $129 in the same period in 2007, and net sales in the first nine months of 2007 increased 11.9% from $312 in 2006 to $349 in 2007. The increases were primarily due to the impact of foreign currency translation.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,786 and $4,881 for the third quarter and first nine months of 2007, increases of $103 and $436 compared to $1,683 and $4,445 for the same periods in 2006. The increases were primarily due to the impact of higher material costs for aluminum and steel and also included $85 and $211 due to the impact of foreign currency translation for the quarter and nine months.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 83.0% and 83.4% for the third quarter and first nine months of 2007 compared to 84.1% and 83.8% for the same periods in 2006.

As a result of steel and aluminum price increases, the Company has implemented significant price increases to many of its customers. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of price increases. In addition, if the Company is unable to purchase steel or aluminum for a significant period of time, the Company’s operations would be disrupted. The Company continues to monitor its core commodity and other cost inputs in relation to its pricing strategy.

Depreciation and Amortization

Depreciation and amortization was $56 and $168 in the third quarter and first nine months of 2007, compared to $58 and $170, respectively, for the prior year periods. Increases due to the impact of foreign currency translation from the strengthening of the euro and sterling against the U.S. dollar were offset by decreases due to lower capital spending in recent years.

Selling and Administrative Expense

Selling and administrative expense was $97 in the third quarter of 2007 compared to $77 for the same period in 2006. The increase was primarily due to increased incentive compensation costs and $3 of foreign currency translation. As a percentage of net sales, selling and administrative expense was 4.5% in the third quarter of 2007 compared to 3.8% for the same period in 2006.

Selling and administrative expense was $285 in the first nine months of 2007 compared to $232 for the same period in 2006. The increase was primarily due to increased incentive compensation costs and $11 of foreign currency translation. As a percentage of net sales, selling and administrative expense was 4.9% for the first nine months of 2007 compared to 4.4% for the same period in 2006.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Segment Income

Segment income in the Americas Beverage segment increased $4 from $50 in the third quarter of 2006 to $54 in the third quarter of 2007. Segment income in the first nine months increased $30 from $118 in 2006 to $148 in 2007. The increases in 2007 were primarily due to recovery of sales unit volumes.

Segment income in the North America Food segment increased $2 from $28 in the third quarter of 2006 to $30 in the third quarter of 2007. Segment income in the first nine months increased $6 from $54 in 2006 to $60 in 2007. The increases in 2007 were primarily due to cost reductions.

Segment income in the European Beverage segment increased $27 from $33 in the third quarter of 2006 to $60 in the third quarter of 2007. Segment income in the first nine months increased $50 from $98 in 2006 to $148 in 2007. These increases were primarily due to increased sales unit volumes.

Segment income in the European Food segment of $55 in the third quarter of 2007 was the same as the third quarter of 2006. Segment income in the first nine months decreased $8 from $146 in 2006 to $138 in 2007. The decrease in the nine months was primarily due to a decline in sales unit volumes.

Segment income in the European Specialty Packaging segment increased $2 from $6 in the third quarter of 2006 to $8 in the third quarter of 2007. Segment income in the first nine months decreased $2 from $20 in 2006 to $18 in 2007. The increase in the quarter was primarily due to increased sales unit volumes and the decrease in the first nine months was primarily due to higher costs not recovered in selling prices.

Restructuring

The results for the nine month periods ended September 30, 2007 and 2006 included restructuring charges of $14 in each year. See Note I to the consolidated financial statements for additional information on these charges.

Interest Expense

Interest expense increased $6 and $22, respectively, for the three and nine months ended September 30, 2007 versus the same periods in 2006. The increases were primarily due to higher short-term borrowing rates and also included $5 of increase due to foreign currency translation for the third quarter and $10 for the first nine months.

Translation and Exchange Adjustments

The results for the three and nine month periods ended September 30, 2007 included net foreign exchange gains of $5 and $13, respectively, for certain subsidiaries that have unhedged currency exposures. These currency exposures may continue to result in future foreign exchange gains or losses. The Company may hedge or mitigate a portion of these exposures in the future through derivative instruments.

Taxes on Income

The third quarter of 2007 included net tax charges of $22 on pre-tax income of $137 for an effective rate of 16.1%. The difference of $26 between the pre-tax income at the U.S. statutory rate of 35% or $48, and the tax charges of $22, was primarily due to benefits of (i) $19 from lower tax rates in certain non-U.S. jurisdictions, (ii) $4 from enacted tax rate changes, primarily in the U.K., and (iii) $3 from valuation allowance adjustments.

The first nine months of 2007 included net tax charges of $62 on pre-tax income of $312 for an effective rate of 19.9%. The difference of $47 between the pre-tax income at the U.S. statutory rate of 35% or $109, and the tax charges of $62, was primarily due to (i) benefits of $39 from lower tax rates in certain non-U.S. jurisdictions, (ii) $6 from valuation allowance adjustments, and (iii) $4 from enacted tax rate changes, primarily in the U.K. These benefits, totaling $49, were partially offset by other net charges of $2, including withholding taxes.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The third quarter of 2006 included net tax charges of $16 on pre-tax income of $114 for an effective rate of 14.0%. The difference of $24 between the pre-tax income at the U.S. statutory rate of 35% or $40, and the tax charges of $16, was primarily due to benefits of $21 from valuation allowance adjustments, and $5 to reduce a provision for a European tax contingency due to a settlement with the tax authorities, partially offset by other charges of $2, including $5 for withholding taxes.

The first nine months of 2006 included net tax charges of $42 on pre-tax income of $255 for an effective rate of 16.5%. The difference of $47 between the pre-tax income at the statutory rate of 35% or $89, and the tax charges of $42, was primarily due to benefits of (i) $26 from lower non-U.S. tax rates in certain jurisdictions, (ii) $22 from valuation allowance adjustments, (iii) $5 to reduce a provision for a European tax contingency due to a settlement with the tax authorities, and (iv) $4 to reduce a provision for U.S. state tax contingencies due to the completion of an audit with a minor assessment. These benefits, totaling $57, were partially offset by other net charges of $10, including $8 for withholding taxes.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $11 and $13 in the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006. These increases were primarily due to increased profits in the Middle East beverage can operations.

Liquidity and Capital Resources

Cash from Operations

Cash of $29 was used for operating activities in the first nine months of 2007 compared to cash provided of $14 during the same period in 2006. The increase of $43 in cash used for operating activities was primarily due to an increase in working capital from higher material costs in 2007.

Investing Activities

Investing activities used cash of $49 during the first nine months of 2007 compared to cash used of $122 in the prior year period. Primary investing activities were capital expenditures of $105 in the first nine months of 2007 and $136 in the same period of 2006. In 2007, the Company received $63 of proceeds from asset sales, primarily land and buildings, including $39 from the sale of a note receivable from property sold in 2006.

Financing Activities

Financing activities used cash of $1 during the first nine months of 2007 compared to cash provided of $89 during the same period in 2006. The net cash used for financing activities in 2007 was primarily related to the repurchase of common stock using funds provided by short-term borrowings. The cash provided by financing activities in 2006 was primarily from long-term borrowings and was primarily used to repurchase common stock. Dividends paid to minority interests were $19 in 2006 and $17 in 2007.

As of September 30, 2007, the Company had $416 of borrowing capacity available under its revolving credit facility, equal to the total facility of $800 less $319 of borrowings and $65 of outstanding standby letters of credit.

Contractual Obligations

During the first nine months of 2007, purchase obligations covering new agreements for raw materials and other consumables increased by $304 for 2007, $170 for 2008, $27 for 2009 and $41 for periods beyond 2009, above amounts provided within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As discussed in Note N to the consolidated financial statements, the Company has $34 of contractual obligations for reserves for potential liabilities related to uncertain tax positions. As discussed in Note H to the consolidated financial statements, the Company may also be obligated to make future payments to settle derivative instruments.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note K, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first nine months of 2007 other than as discussed below.

As required, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” effective January 1, 2007. In accordance with FIN 48, the Company records the benefit of uncertain tax positions when, in the Company’s opinion, it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the taxing authorities. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether a position meets the more-likely-than-not criteria may involve significant judgment based on the Company’s review and interpretation of available evidence including published tax law, opinions from qualified experts, results of prior tax examinations, and legal precedent. The measurement of an uncertain tax position also involves significant judgment in assigning probabilities to various potential outcomes, including the assessment of interest and penalties. Final settlement of uncertain tax positions for amounts different than the recorded amounts could affect the Company’s results of operations, financial position, and cash flows. See Note N to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

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

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note J and commitments and contingencies in Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time, make oral or written statements which are also “forward-looking statements.”

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

The Company has foreign currency exposure related to certain intercompany debt obligations, primarily between the U.S. and Canada, which may result in future foreign exchange adjustments to earnings. The Company may hedge or mitigate a portion of these exposures in the future through derivative instruments.

As of September 30, 2007, the Company had approximately $1.2 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 before tax.

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

For information regarding the Company’s potential asbestos-related liabilities and certain other matters, see Note J entitled “Asbestos-Related Liabilities” and Note K entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities in the first nine months of 2007.

The following table provides information about the Company’s purchase of equity securities during the quarter ended September 30, 2007.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)

July	740,815	$24.42	740,815	$209
August	4,088,068	24.46	4,088,068	109

Total	4,828,883	$24.46	4,828,883	$109

In August 2007, the Company entered into an accelerated share repurchase program with BNP Paribas for approximately $100 million. Pursuant to the agreement, the Company purchased 4,088,068 shares in the third quarter with the potential for receipt of additional shares upon completion of the transaction. The final number of shares to be repurchased without the payment of additional funds will be based on the Company’s volume-weighted average stock price during the term of the transaction. The Company expects the transaction to be completed during the fourth quarter of 2007.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s Board of Directors has authorized the repurchase of up to $400 million, of which $109 million remained as of September 30, 2007, of the Company’s outstanding stock in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Compan’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness), and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion. The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and for other general corporate purposes.

Crown Holdings, Inc.

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

Date:  October 31, 2007