Form 10-K
period 2007-12-31
CROWN HOLDINGS INC
filed 2008-02-28
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 0-50189
Crown Holdings, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

One Crown Way, Philadelphia, PA	19154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-698-5100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ]    No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ]    No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.   Yes [ X ]   No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
             Large accelerated filer [ X ]                                                                                                             Accelerated filer [   ]
             Non-accelerated filer [   ] (Do not check if a smaller reporting company.)                                         Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No   [ X ]

As of June 30, 2007, 164,140,218 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $4,098,581,243 based on the New York Stock Exchange closing price for such shares on that date.

As of February 22, 2008, 160,281,670 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2008	Part III to the extent described therein

Crown Holdings, Inc.

2007 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.     BUSINESS

GENERAL

Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and metal caps and closures. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. At December 31, 2007, the Company operated 141 plants along with sales and service facilities throughout 41 countries and had approximately 21,800 employees. Consolidated net sales for the Company in 2007 were $7.7 billion with 73% of 2007 net sales derived from operations outside the United States, of which 74% of these non-U.S. revenues were derived from operations in the Company’s European Division.

During 2005 and 2006, the Company sold its plastic closure business, its remaining European plastics businesses and its Americas health and beauty care business. The sales and segment income amounts presented herein have been recast to exclude those of the divested businesses. Further information about the results of operations of the divested businesses is contained under Note B to the consolidated financial statements.

DIVISIONS AND OPERATING SEGMENTS

The Company’s business is organized geographically within three divisions, Americas, European and Asia-Pacific. Within the Americas and European Divisions the Company is generally organized along product lines. The Company’s reportable segments within the Americas Division are Americas Beverage and North America Food. The Company’s reportable segments within the European Division are European Beverage, European Food and European Specialty Packaging. Americas Beverage includes beverage can operations in the U.S., Canada, Mexico and South America. North America Food includes food can and metal vacuum closure operations in the U.S. and Canada. European Beverage includes beverage can operations in Europe, the Middle East and North Africa. European Food includes food can and metal vacuum closure operations in Europe and Africa. European Specialty Packaging includes specialty packaging operations in Europe. No operating segments within the Asia-Pacific Division are included as reportable segments.

Financial information concerning the Company’s operating segments, and within selected geographic areas, is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and under Note Y to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the United States, Canada, Mexico, South America and the Caribbean. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal caps and closures. At December 31, 2007, the division operated 53 plants in 8 countries and had approximately 6,200 employees. In 2007, the Americas Division had net sales of $2.9 billion. Approximately 70% of the division’s 2007 net sales were derived from within the United States. Within the Americas Division the Company has determined that there are two reportable segments: Americas Beverage and North America Food. Other operating segments consist of North America Aerosol, and plastic packaging and food can operations in Mexico, South America and the Caribbean.

Crown Holdings, Inc.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps.” Americas Beverage had net sales in 2007 of $1.8 billion (22.7% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $182 million.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures. North America Food had net sales in 2007 of $849 million (11.0% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $76 million.

EUROPEAN DIVISION

The European Division includes operations in Europe, the Middle East and Africa. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging, metal vacuum closures and caps, and canmaking equipment. At December 31, 2007 the division operated 75 plants in 27 countries and had approximately 13,200 employees. Net sales in 2007 were $4.2 billion. Net sales in the United Kingdom of $855 million and in France of $679 million represented 20% and 16% of division net sales in 2007.

Within the European Division the Company has determined that there are three reportable segments: European Beverage, European Food and European Specialty Packaging. European Aerosol does not meet the criteria of a reportable segment.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends and steel crowns. European Beverage had net sales in 2007 of $1.4 billion (18.6% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $185 million.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures. European Food had net sales in 2007 of $2.0 billion (25.8% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $173 million.

European Specialty Packaging

The European Specialty Packaging segment manufactures a wide variety of specialty containers, with numerous lid and closure variations. In the consumer market, the Company manufactures a wide variety of steel containers for cookies and cakes, tea and coffee, confectionery, giftware, personal care, tobacco, wine and spirits, as well as non-processed food products. In the industrial market, the Company manufactures steel containers for paints, inks, chemical, automotive and household products.

European Specialty Packaging had net sales in 2007 of $460 million (6.0% of consolidated net sales) and segment income (as defined under Note Y to the consolidated financial statements) of $14 million.

ASIA-PACIFIC DIVISION

The Asia-Pacific Division manufactures aluminum beverage cans and ends, steel food and aerosol cans and ends, and metal caps. At December 31, 2007, the division operated 13 plants in 6 countries and had approximately 2,200 employees. Net sales in 2007 were $578 million (7.5% of consolidated net sales) and beverage can and end sales were approximately 80% of division sales. No operating segments within the Asia-Pacific division are included as reportable segments.

Crown Holdings, Inc.

PRODUCTS

Beverage Cans

The Company supplies beverage cans and ends and other packaging products to a variety of beverage and beer companies, including Anheuser-Busch, Cadbury Schweppes, Coca-Cola, Cott Beverages, Heineken, InBev, Kroger, National Beverage, Pepsi-Cola, and Scottish & Newcastle, among others. The Company’s beverage business is built around local, regional and global markets, which has served to develop the Company’s understanding of global consumer expectations.

The beverage market is dynamic and highly competitive, with each packaging manufacturer striving to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled the Company to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends and metal bottle caps. Recent innovations include the SuperEnd™ beverage can end and shaped beverage cans. The Company expects to continue to add capacity in many of the growth markets around the world.

Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and is continuing its efforts to reduce can and end diameter, lighten its cans, reduce non-metal costs and restructure production processes.

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two-and three-piece cans in numerous shapes and sizes, and sells food cans to food marketers such as Bonduelle, ConAgra, Continentale, H.J. Heinz, Mars, Menu Foods, Nestlé, Premier Foods and Stockmeyer, among others. The Company offers a wide variety of metal closures and sealing equipment solutions to leading marketers such as Abbott Laboratories, Anheuser-Busch, H. J. Heinz, Kraft, Nestlé, and Unilever, among others, from a network of metal closure plants around the world. The Company supplies total packaging solutions, including metal and composite closures, capping systems and services while working closely with customers, retailers and glass and plastic container manufacturers to develop innovative closure solutions and meet customer requirements.

Technologies used to produce food cans include three-piece welded, two-piece drawn and wall-ironed and two-piece drawn and redrawn. The Company also offers its LIFTOFF™ series of food ends, including its EOLE™ (easy-open low energy) full pull-out steel food can ends, and PeelSeam™, a flexible aluminum foil laminated end. The Company offers expertise in closure design and decoration, ranging from quality printing of the closure in up to nine colors, to inside-the-cap printing, which offers customers new promotional possibilities, to better product protection through Ideal Closure™ and Superplus™. The Company’s commitment to innovation has led to developments in packaging materials, surface finishes, can shaping, lithography, filling, retorting, sealing and opening techniques and environmental performance.

The Company manufactures easy open, vacuum and conventional ends for a variety of heat-processed and dry food products including fruits and vegetables, meat and seafood, soups, ready-made meals, infant formula, coffee and pet food.

Aerosol Cans

The Company’s customers for aerosol cans and ends include manufacturers of personal care, food, household and industrial products, including Procter & Gamble (Gillette), S.C. Johnson and Unilever, among others. The aerosol can business, while highly competitive, is marked by its high value-added service to customers. Such value-added services include, among others, the ability to manufacture multiple sizes and design customer labels, multiple color schemes and shaped packaging.

Crown Holdings, Inc.

Specialty Packaging

The Company’s specialty packaging business is located primarily in Europe and serves many major European and multinational companies. The Company produces a wide variety of specialty containers, with numerous lid and closure variations. The Company’s specialty packaging customers include Abbott Laboratories, Akzo Nobel, Cadbury Schweppes, Nestlé, Sigma, Teisseire, Tikkurila Oy, Wrigley and United Biscuits, among others.

In the consumer market, the Company manufactures a wide variety of steel containers for cookies and cakes, tea and coffee, confectionery, giftware, personal care, tobacco, wines and spirits, as well as non-processed food products. In the industrial market, the Company manufactures steel containers for paints, coatings, inks, chemical, automotive and household products.

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

Many customers provide the Company with quarterly or annual estimates of product requirements along with related quantities pursuant to which periodic commitments are given. Such estimates assist the Company in managing production and controlling working capital levels. The Company schedules its production to meet customer requirements. Because the production time for the Company’s products is short, any backlog of customer orders in relation to overall sales is not significant.

SEASONALITY

The food packaging business is somewhat seasonal with the first quarter tending to be the slowest period as the autumn packing period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables are harvested. Weather represents a substantial uncertainty in the yield of food products and is a major factor in determining the demand for food cans in any given year.

The Company’s beverage packaging business is predominately located in the Northern Hemisphere. Generally, beverage products are consumed in greater amounts during the warmer months of the year and sales and earnings have generally been higher in the second and third quarters of the calendar year.

The Company’s other businesses primarily include aerosol and specialty packaging and canmaking equipment, which tend not to be significantly affected by seasonal variations.

COMPETITION

Most of the Company’s products are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of who manufacture containers for their own use and for sale to others. The Company’s competitors include, but are not limited to, Ball Corporation, BWAY Corporation, Impress Holdings B.V., Metal Container Corporation, Rexam Plc and Silgan Holdings Inc.

Crown Holdings, Inc.

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged products in the world. Consolidation trends among beverage and food marketers has led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 28% of its 2007 net sales. In each of the years in the period 2005 through 2007, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

RESEARCH AND DEVELOPMENT

The Company’s principal Research, Development & Engineering (RD&E) centers are located in Alsip, Illinois and Wantage, England. The Company depends on its centralized RD&E capabilities to (1) promote development of value-added packaging systems, (2) design cost-efficient manufacturing systems and materials that also provide continuous quality improvement, (3) support technical needs in customer and vendor relationships, and (4) provide engineering services for the Company’s worldwide packaging activities. These capabilities allow the Company to identify market opportunities by working directly with customers to develop new products, such as the creation of new packaging shapes and consumer-valued features.

Recent innovations include:

•	The SuperEnd™ beverage can end, which requires less metal than existing ends without any reduction in strength. The SuperEnd™ also offers improved pourability, drinkability, ease-of-opening and appearance over traditional ends. This technology is now commercially available globally through the Company’s efforts and through its licensees in South Africa, Japan and Australia.

•	Patented Easylift™ full pullout steel food can ends, launched recently by Nestlé on pet food. This revolutionary new end provides improved tab access and openability even compared to the Company’s market leading EOLE™ ends. Consumer tests indicate strong preference for this end over those of our competitors.

•	An expanding family of PeelSeam™ flexible lidding for cans that provides exceptional ease of opening and high quality graphics, and can still be applied with traditional closing technology.

•	Patented composite (metal and plastic) closures including the Company’s Ideal™ product line. These closures offer excellent barrier performance and improved tamper resistance while requiring less strength to open than standard metal vacuum closures. The Company supplies composite closures to a growing list of customers including Abbott Laboratories (Ensure), PepsiCo (Tropicana), Tree Top, Smuckers and Kraft (Planters). Other composite closures include Preson™ and the Company’s low-migration Superplus™ closure for baby food.

•	Value-added shaped beverage, food and aerosol cans, such as Heineken’s keg can, the Waistline soup can for Crosse & Blackwell and shaped aerosol containers for Wera Kraftform Fluid. This technology has the capability of reinforcing brand image, providing differentiation on the shelf, and reducing counterfeiting.

•	New specialty metal containers such as for Altoids Sours, Ballantine Whisky and the new Bosch Isio lawn tools. In addition, the new Clipper paint can was launched that can be opened and closed without the need of a prying tool.

•	A double-seam monitor that identifies seam defects on food or beverage containers in real time during high-speed seaming operations. In addition to reducing seam defects in its plants as well as those of fillers, the seamer can be monitored remotely to avoid downtime.

Along with its licensing of SuperEnd™ technology the Company has also licensed BiCan™ technology and can shaping technology in Australia and New Zealand.

The Company spent $48 million in 2007, $42 million in 2006 and $47 million in 2005 on RD&E activities. Certain of these activities are expected to improve and expand the Company’s product lines in the future.

Crown Holdings, Inc.

These expenditures include methods to improve manufacturing efficiencies, reduce unit costs, and develop value-added packaging systems, but do not include product and/or process developments occurring in the Company’s decentralized business units.

MATERIALS AND SUPPLIERS

The Company in its manufacturing operations uses various raw materials, primarily aluminum and steel for packaging. In general, these raw materials are purchased in highly competitive, price-sensitive markets which have historically exhibited price and demand cyclicality. These and other materials used in the manufacturing process have historically been available in adequate supply from multiple sources. Generally, the Company’s principal raw materials are obtained from the major suppliers in the countries in which it operates plants. Some plants in less developed countries, which do not have local mills, obtain raw materials from nearby, more developed countries. The Company has agreements for what it considers adequate supplies of raw materials. However, sufficient quantities may not be available in the future due to, among other things, shortages due to excessive demand, weather or other factors, including disruptions in supply caused by raw material transportation or production delays. From time to time, some of the raw materials have been in short supply, but to date, these shortages have not had a significant impact on the Company’s operations.

In 2007, consumption of steel and aluminum represented approximately 27% and 34%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel have at times been subject to volatility.

During 2007, the average market price for steel used in the Company’s global packaging operations increased approximately 4%. Suppliers indicate that the difficulty in obtaining raw materials combined with rising utility and distribution costs may require additional steel price increases for their customers.

The average price of aluminum ingot on the London Metal Exchange (“LME”) increased approximately 3% in 2007. The Company generally attempts to mitigate its aluminum ingot risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

The Company, in agreement with customers in many cases, also uses commodity and foreign currency forwards in an attempt to manage the exposure to steel and aluminum price volatility.

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

The Company’s manufacturing facilities are dependent, in varying degrees, upon the availability of water and processed energy, such as, natural gas and electricity. Certain of these sources may become difficult or impossible to obtain on acceptable terms due to external factors which could increase the Company’s costs or interrupt its business.

Metal, by its very nature, can be recycled at high levels and can be repeatedly reused to form new consumer packaging with minimal or no degradation in its performance, quality or safety. By recycling metal, large amounts of energy can be saved.

Crown Holdings, Inc.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry and may require additional capital investment. Anticipated future restrictions in some jurisdictions on the use of certain coatings may require the Company to employ additional control equipment or process modifications. The Company has a Corporate Environmental Protection Policy, and environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. There can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report under the caption “Environmental Matters,” and under Note N to the consolidated financial statements.

WORKING CAPITAL

The Company generally uses cash during the first nine months of the year to finance seasonal working capital needs. The Company’s working capital requirements are funded by its revolving credit facility, its receivables securitization and factoring programs, and from operations.

Further information relating to the Company’s liquidity and capital resources is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report under the caption “Debt Refinancing” and under Note S and Note T to the consolidated financial statements.

Collection and payment periods tend to be longer for the Company’s operations located outside the U.S. due to local business practices.

EMPLOYEES

At December 31, 2007, the Company had approximately 21,800 employees. Collective bargaining agreements with varying terms and expiration dates cover approximately 13,900 employees. The Company does not expect that renegotiations of the agreements expiring in 2008 will have a material adverse effect on its results of operations, financial position or cash flow.

AVAILABLE INFORMATION

The Company’s Internet website address is www.crowncork.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by the Company with the U.S. Securities and Exchange Commission pursuant to sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through the Company’s website as soon as reasonably practicable after the documents are filed with, or otherwise furnished to, the U. S. Securities and Exchange Commission.

The Company’s Code of Business Conduct and Ethics, its Corporate Governance Guidelines, and the charters of its Audit, Compensation and Nominating and Corporate Governance committees are available on the Company’s website. These documents are also available in print to any shareholder who requests them. The Company intends to disclose amendments to and waivers of the Code of Business Conduct and Ethics on the Company’s website.

Crown Holdings, Inc.

ITEM 1A.     RISK FACTORS

In addition to factors discussed elsewhere in this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are some of the important factors that could materially and adversely affect the Company’s business, financial condition and results of operations.

The substantial indebtedness of the Company could prevent it from fulfilling its obligations.

The Company is highly leveraged. As a result of its substantial indebtedness, a significant portion of the Company’s cash flow will be required to pay interest and principal on its outstanding indebtedness and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its credit facilities, to enable it to pay its indebtedness or to fund other liquidity needs. As of December 31, 2007, the Company had approximately $3.4 billion of total indebtedness and shareholders’ equity of $15 million. The Company’s ratio of earnings to fixed charges was 1.6 times for 2007 as discussed in Exhibit 12 to this Annual Report. The Company’s €460 million of first priority senior secured notes mature on September 1, 2011 and its $800 million senior secured revolving credit facilities mature on May 15, 2011. The Company’s $358 million and €281 million senior secured term loan facilities mature on November 15, 2012.

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

As of December 31, 2007, approximately $0.9 billion of the Company’s $3.4 billion of total indebtedness was subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company’s interest expense and reducing funds available for operations or other purposes. The Company’s annual interest expense was $318 million, $286 million and $361 million for 2007, 2006 and 2005, respectively. Based on the amount of variable rate debt outstanding as of December 31, 2007, a 1% increase in variable interest rates would increase its annual interest expense by $9 million. The actual effect of a 1% increase could be more than $9 million as the Company’s borrowings on its variable rate debt are higher during the year than at the end of the year. In addition, the cost of the Company’s securitization facilities would also increase with an increase in floating interest rates. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuations. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Market Risk” in this report.

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

The Company recorded pre-tax charges of $29 million, $10 million, $10 million, $35 million and $44 million to increase its accrual for asbestos-related liabilities in 2007, 2006, 2005, 2004 and 2003, respectively. As of December 31, 2007, Crown Cork’s accrual for pending and future asbestos-related claims was $201 million. Crown Cork’s accrual includes estimates for probable costs for claims through the year 2017. Estimated additional claims costs of $42 million beyond 2017 have not been included in the Company’s liability, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary’s insulation business in 1964 would not be entitled to settlement payouts and that the Georgia, South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation described under Note M to the consolidated financial statements are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

Crown Cork made cash payments of $26 million, $26 million, $29 million, $41 million and $68 million in 2007, 2006, 2005, 2004 and 2003, respectively, for asbestos-related claims. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments and defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork’s reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which Georgia, South Carolina, Florida, Ohio, Mississippi and Texas statutes relating to asbestos liability are upheld and/or applied by Georgia, South Carolina, Florida, Ohio, Mississippi and Texas courts, respectively, the extent to which a Pennsylvania statute relating to asbestos liability is upheld and/or applied by courts in states other than Pennsylvania, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company’s cash flow and impair its ability to satisfy its obligations. As a result of the uncertainties regarding its asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future. Further information regarding Crown Cork’s asbestos-related liabilities is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings,“Provision for Asbestos” and “Liquidity and Capital Resources” and under Note M to the consolidated financial statements.

Crown Holdings, Inc.

The Company has significant pension plan obligations worldwide and significant unfunded postretirement obligations, which could reduce its cash flow and negatively impact its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2007, 2006, 2005, 2004 and 2003, the Company contributed $65 million, $90 million, $401 million, $171 million and $122 million, respectively, to its pension plans and currently anticipates its 2008 funding to be approximately $67 million. Pension expense in 2008 is expected to increase to approximately $18 million from $10 million in 2007. A 0.25% change in the expected rate of return would change 2008 pension expense by approximately $12 million. A 0.25% change in the discount rates would change 2008 pension expense by approximately $9 million.

As of December 31, 2007, the Company has a credit balance of $230 million for its U.S. funded plan, arising from past contributions, that can be used to offset future contributions that would otherwise be required. Based on current assumptions, the Company has no minimum U.S. pension funding requirement in calendar year 2008 for its funded plan, and expects to make payments of approximately $15 million related to its supplemental executive retirement plan. While overfunded as calculated in accordance with U.S. generally accepted accounting principles, the Company’s U.S. pension plan was underfunded on a termination basis by approximately $61 million as of December 31, 2007. In addition, its retiree medical plans are unfunded. The Company’s pension plan assets consist primarily of common stocks and fixed income securities. If the performance of investments in the plan does not meet the Company’s assumptions, the underfunding of the pension plan may increase and the Company may have to contribute additional funds to the pension plan. In addition, the Pension Protection Act of 2006 could require the Company to accelerate the timing of its contributions under its U.S. pension plan and also increase the premiums paid by the Company to the Pension Benefit Guaranty Corporation. The actual impact of the Pension Protection Act on the Company’s U.S. pension plan funding requirements will depend upon the interest rates required for determining the plan’s liabilities and the investment performance of the plan’s assets. An acceleration in the timing of pension plan contributions and an increase in required premiums could decrease the Company’s cash available to pay its outstanding obligations and its net income. While its U.S. pension plan continues in effect, the Company continues to incur additional pension obligations.

The Company’s U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. In addition, as of December 31, 2007, the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $483 million, based on assumptions set forth under Note W to the consolidated financial statements.

The Company has had net operating losses in the past and may not generate profits in the future.

Operating losses could limit the Company’s ability to service its debt and fund its operations. For the fiscal years ended December 31, 2005 and 2003, the Company had consolidated losses from continuing operations of $312 million and $56 million, respectively. The Company had income from continuing operations of $528 million, $342 million and $36 million for the fiscal years ended December 31, 2007, 2006 and 2004, respectively. However, the Company may not generate net income in the future.

Crown Holdings, Inc.

The Company’s principal markets may be subject to overcapacity and intense competition, which could reduce the Company’s net sales and net income.

Food and beverage cans are standardized products, allowing for relatively little differentiation among competitors. This could lead to overcapacity and price competition among food and beverage producers, if capacity growth outpaced the growth in demand for food and beverage cans and overall manufacturing capacity exceeded demand. These market conditions could reduce product prices and contribute to declining revenue and net income and increasing debt balances. As a result of industry overcapacity and price competition, the Company may not be able to increase prices sufficiently to offset higher costs or to generate sufficient cash flow. The North American food and beverage can market, in particular, is considered to be a mature market, characterized by slow growth and a sophisticated distribution system.

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

The Company is subject to substantial competition from producers of alternative packaging made from glass, cardboard, and plastic, particularly from producers of plastic food and beverage containers, whose market has grown over the past several years. The Company’s sales depend heavily on the volumes of sales by the Company’s customers in the food and beverage markets. Changes in preferences for products and packaging by consumers of prepackaged food and beverage cans significantly influence the Company’s sales. Changes in packaging by the Company’s customers may require the Company to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the fiscal years ended December 31, 2007, 2006 and 2005, the Company derived approximately 73%, 72% and 70%, respectively, of its consolidated net sales from sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company’s expenses and liabilities denominated in foreign currencies. The Company’s translation and exchange adjustments reduced reported income before tax by $6 million in 2006 and $94 million in 2005, and increased reported income before tax by $12 million in 2007, $98 million in 2004 and $207 million in 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Market Risk.” Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect.

The Company’s international operations are subject to various risks that may lead to decreases in its financial results.

The risks associated with operating in foreign countries may have a negative impact on the Company’s liquidity and net income. The Company’s international operations generated approximately 73%, 72% and 70% of its consolidated net sales in 2007, 2006 and 2005, respectively. The business strategy of the Company includes continued expansion of international activities. However, the Company’s international operations are subject to various risks associated with operating in foreign countries, including:

•	restrictive trade policies;

Crown Holdings, Inc.

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

The Company uses various raw materials, such as aluminum and steel for packaging, in its manufacturing operations. Sufficient quantities of these raw materials may not be available in the future. In particular, steel suppliers have indicated that a shortage of raw materials to produce steel and increased global demand, primarily in China, have combined to create the need for steel price increases to their customers and have resulted in a tighter supply of steel which could require allocation among their steel purchasing customers. Moreover, the prices of certain of these raw materials, such as aluminum and steel, have historically been subject to volatility. In 2007, consumption of steel and aluminum represented approximately 27% and 34%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The average market price for steel used in packaging increased approximately 4% and the average price of aluminum ingot on the London Metal Exchange increased approximately 3% during 2007. Supplier consolidations and recent government regulations provide additional uncertainty as to the level of prices at which the Company might be able to source raw materials in the future.

Crown Holdings, Inc.

As a result of raw material price increases, in 2007 the Company implemented price increases in most of its steel and aluminum product categories. There can be no assurance that the Company will be able to fully recover from its customers the impact of steel surcharges or steel and aluminum price increases. In addition, if the Company is unable to purchase steel or aluminum for a significant period of time, the Company’s steel or aluminum-consuming operations would be disrupted. The Company is continuing to monitor steel and aluminum prices and the effect on its operations.

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

In addition, the manufacturing facilities of the Company are dependent, in varying degrees, upon the availability of water and processed energy, such as natural gas and electricity. Certain of these energy sources may become difficult or impossible to obtain on acceptable terms due to external factors or may only be available at substantially increased costs, which could increase the Company’s costs or interrupt its business.

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

The majority of the Company’s sales are to companies that have leading market positions in the sale of packaged food, beverages and aerosol products to consumers. Although no one customer accounted for more than 10% of its net sales in 2007, 2006 or 2005, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company’s net sales and net income. A continued consolidation of the Company’s customers could exacerbate any such loss.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company’s operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental requirements affecting the Company’s operations. For example, future restrictions in some jurisdictions on air emissions of volatile organic compounds and the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process modifications. The Company’s operations and properties, both in the U.S. and abroad, must comply with these laws and regulations.

Crown Holdings, Inc.

A number of governmental authorities both in the U.S. and abroad have enacted, or are considering, legal requirements that would mandate certain rates of recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company’s products, and/or increase its costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Environmental Matters.”

The Company has written down a significant amount of goodwill, and a further writedown of goodwill would result in lower reported net income and a reduction of its net worth.

During 2007, the Company recorded a charge of $103 million to writedown the value of goodwill in its European metal vacuum closures business due to a decrease in projected operating results. Further impairment of the Company’s goodwill would require additional write-offs of goodwill, which would reduce the Company’s net income in the period of any such write-off. At December 31, 2007, the carrying value of the Company’s goodwill was approximately $2.2 billion. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write-off a portion or all of the goodwill.

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

Crown Holdings, Inc.

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

ITEM 2.     PROPERTIES

As of December 31, 2007, the Company operated 141 manufacturing facilities of which 25 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division has 53 operating facilities of which 11 are leased. Within the Americas Division, 33 facilities operate in the United States of which 8 are leased. The European Division has 75 operating facilities of which 11 are leased and the Asia-Pacific Division has 13 operating facilities of which 3 are leased. Some leases provide renewal options as well as various purchase options. The principal manufacturing facilities at December 31, 2007 are listed below and are grouped by product and by division.

Excluded from the list below are operating facilities in unconsolidated subsidiaries as well as service or support facilities. The service or support facilities include machine shop operations, plant operations dedicated to printing for cans and closures, coil shearing, coil coating and RD&E operations. Some operating facilities produce more than one product but have been presented below under the product with the largest contribution to sales.

Crown Holdings, Inc.

	Americas		Europe		Asia-Pacific

Metal	Lawrence, MA	La Crosse, WI	Custines, France	Sevilla, Spain	Phnom Penh, Cambodia
Packaging	Kankakee, IL	Worland, WY	Korinthos, Greece	El Agba, Tunisia	Beijing, China
Beverage	Crawfordsville, IN	Cabreuva, Brazil	Patras, Greece	Izmit, Turkey	Foshan, China
and	Mankato, MN	Manaus, Brazil	Amman, Jordan	Dubai, UAE	Huizhou, China
Closures	Batesville, MS	Calgary, Canada	Dammam, Saudi Arabia	Botcherby, UK	Shanghai, China
	Dayton, OH	Montreal, Canada	Jeddah, Saudi Arabia	Braunstone, UK	Selangor, Malaysia
	Cheraw, SC	Weston, Canada	Agoncillo, Spain		Singapore
	Conroe, TX	Santafe de Bogota, Colombia			Bangkadi, Thailand
	Fort Bend, TX	Guadalajara, Mexico			Hanoi, Vietnam
	Winchester, VA	Carolina, Puerto Rico			Saigon, Vietnam
Olympia, WA

Food	Winter Garden, FL	Seattle, WA	Brive, France	Abidjan, Ivory Coast	Bangpoo, Thailand
and	Pulaski Park, MD	Oshkosh, WI	Carpentras, France	Toamasina, Madagascar	Haadyai, Thailand
Closures	Owatonna, MN	Bolton, Canada	Concarneau, France (2)	Casablanca, Morocco	Samrong, Thailand
	Omaha, NE	Chatham, Canada	Laon, France	Goleniow, Poland
	Lancaster, OH	Concord, Canada	Nantes, France	Pruczcz, Poland
	Massillon, OH	Dorval, Canada	Outreau, France	Alochete, Portugal
	Mill Park, OH	Winnipeg, Canada	Perigueux, France	Timashevsk, Russia
	Portland, OR	Kingston, Jamaica	Luebeck, Germany	Dakar, Senegal
	Connellsville, PA	La Villa, Mexico	Muehldorf, Germany	Dunajska, Slovakia
	Hanover, PA	Barbados, West Indies	Seesen, Germany (2)	Bellville, South Africa
	Suffolk, VA	Trinidad, West Indies	Tema, Ghana	Logrono, Spain
			Thessaloniki, Greece	Molina de Segura, Spain
			Nagykoros, Hungary	Sevilla, Spain
			Athy, Ireland	Vigo, Spain
			Aprilia, Italy (2)	Neath, UK
			Battipaglia, Italy	Poole, UK
			Calerno S. Ilario d’Enza, Italy	Wisbech, UK
			Nocera Superiore, Italy (2)	Worcester, UK
Parma, Italy

Aerosol	Alsip, IL	Spartanburg, SC	Deurne, Belgium	Mijdrecht, Netherlands
	Decatur, IL	Toronto, Canada	Spilamberto, Italy	Sutton, UK
Faribault, MN

Specialty	Belcamp, MD		Hoboken, Belgium	Hoorn, Netherlands
Packaging	St. Laurent, Canada		Helsinki, Finland	Miravalles, Spain
			Chatillon-Sur-Seine, France	Montmelo, Spain
			Rouen, France	Aesch, Switzerland
			Vourles, France	Aintree, UK
			Hilden, Germany	Carlisle, UK
			Mechernich, Germany	Mansfield, UK
			Chignolo Po, Italy	Newcastle, UK

Plastic	Venancio Aires, Brazil
Packaging	Manaus, Brazil

Canmaking	Norwalk, CT		Shipley, UK
& Spares

The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from plant to plant. Warehouse and delivery facilities are generally provided at each of the manufacturing locations, although the Company does lease outside warehouses.

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities. The Company has also opened new facilities to meet increases in market demand for its products. These actions reflect the Company’s continued commitment to realign manufacturing facilities to maintain its competitive position in its markets. The Company continually reviews its operations and evaluates strategic opportunities. Further discussion of the Company’s recent restructuring actions and divestitures is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Provision for Restructuring,” and “Provision for Asset Impairments and Loss/Gain on Sale of Assets,” and Note B, Note O and Note P to the consolidated financial statements.

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

ITEM 3.     LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2007, the accrual for pending and future asbestos claims that are probable and estimable was $201 million.

In 2003, Crown Cork amended the retiree medical benefits that it had been providing to approximately 10,000 retirees pursuant to a series of collective bargaining agreements between Crown Cork and certain unions. Crown Cork has been a party to litigation in which the USWA and IAM unions and retirees claimed that the retiree medical benefits were vested and that the amendments breached the applicable collective bargaining agreements in violation of ERISA and the Labor Management Relations Act. In binding arbitration regarding the USWA matter, the arbitrator ruled in favor of the USWA parties with respect to employees who retired prior to the 1993 collective bargaining agreement and in favor of Crown Cork with respect to employees who retired under the 1993 and 1998 collective bargaining agreements. The parties are in the remedy stage of the arbitration with respect to employees who retired prior to the 1993 agreement. The Company believes the remedy is not expected to have a material adverse effect on its financial position. With respect to litigation involving Crown Cork and the IAM parties, a federal district court in Nebraska ruled that, pursuant to the collective bargaining agreement, the matter should be resolved through arbitration. Crown Cork appealed that decision to the Eighth Circuit Court of Appeals. The Eighth Circuit determined that the retiree medical benefits were not vested and that the Company has the unilateral right to modify or discontinue these benefits. The period for requesting review of the decision to the U.S. Supreme Court expired in December 2007 and the litigation with the IAM parties formally concluded in January 2008.

The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites.

Further information on these matters and other legal proceedings is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Provision for Asbestos” and “Environmental Matters” and under Note M and Note N to the consolidated financial statements.

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

Crown Holdings, Inc.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is listed on the New York Stock Exchange. On February 22, 2008, there were 5,713 registered shareholders of the Registrant’s common stock, including 1,636 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2007 is set forth in Part II of this Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Common Stock and Other Shareholders’ Equity/(Deficit)” and under Note Q to the consolidated financial statements. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Report.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchase of equity securities during the year ended December 31, 2007.

	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that may yet be Purchased under the Programs as of the end of the Month (in millions)

2007
July	740,815	$24.42	740,815	$209
August	4,234,077	$23.62	4,234,077	$109

Total	4,974,892	$23.74	4,974,892	$109

In August 2007, the Company entered into an accelerated share repurchase program with BNP Paribas for approximately $100 million. Pursuant to the agreement, the Company purchased 4,088,068 shares in the third quarter with the potential for receipt of additional shares upon completion of the transaction. The transaction was completed in November and resulted in the receipt of an additional 146,009 shares. The price for the shares was based on the Company’s volume-weighted average stock price during the term of the transaction.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness), and other factors. This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion. The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and for other general corporate purposes.

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE
Comparison of Five-Year Cumulative Total Return (a)
Crown Holdings, Inc., S&P 500 Index, Dow Jones “U.S. Containers & Packaging” Index (b)

(a)	Assumes that the value of the investment in Crown Holdings, Inc. common stock and each index was $100 on December 31, 2002 and that all dividends were reinvested.

(b)	Industry index is weighted by market capitalization and is comprised of Crown Holdings, Inc., AptarGroup, Ball, Bemis, MeadWestvaco, Owens-Illinois, Packaging Corp. of America, Pactiv, Sealed Air, Smurfit-Stone Container, Sonoco, Temple-Inland and West Pharmaceutical Services.

Crown Holdings, Inc.

ITEM 6.     SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2007	2006	2005	2004	2003

Summary of Operations (1)
Net sales	$7,727	$6,982	$6,675	$6,285	$5,767

Cost of products sold, excluding depreciation and amortization	6,471	5,863	5,527	5,235	4,856
Depreciation and amortization	229	227	237	247	265
Selling and administrative expense	385	316	339	307	280
Provision for asbestos	29	10	10	35	44
Provision for restructuring	20	15	13	6	12
Provision for asset impairments and loss/gain on sale of assets	100	(64)	(18)	31	65
Loss from early extinguishments of debt			383	39	12
Interest expense, net of interest income	304	274	352	353	368
Translation and exchange adjustments	(12)	6	94	(98)	(207)

Income/(loss) from continuing operations before income taxes,
minority interest and equity earnings	201	335	(262)	130	72
Provision/(benefit) for income taxes	(400)	(62)	11	67	72
Minority interests and equity earnings	(73)	(55)	(39)	(27)	(56)

Income/(loss) from continuing operations	$528	$342	($312)	$36	($56)

Financial Position at December 31 (2)
Working capital / (deficit)	$151	$157	($47)	$306	$120
Total assets	6,979	6,409	6,596	8,168	7,807
Total cash and cash equivalents	457	407	294	471	401
Total debt	3,437	3,541	3,403	3,872	3,939
Total debt, less cash and cash equivalents, to total capitalization (3)	89.8%	107.4%	98.1%	86.7%	90.5%
Minority interests	323	279	246	201	197
Shareholders’ equity/(deficit)	15	(494)	(185)	320	174

Common Share Data (dollars per share)
Earnings/(loss) from continuing operations:
Basic	$3.27	$2.07	($1.88)	$0.22	($0.34)
Diluted	3.19	2.01	(1.88)	0.21	(0.34)

Market price on December 31	25.65	20.92	19.53	13.74	9.06

Book value based on year-end outstanding shares	0.09	(3.04)	(1.11)	1.93	1.05
Number of shares outstanding at year-end	159.8	162.7	166.7	165.6	165.0
Average shares outstanding
Basic	161.3	165.5	165.9	165.3	164.7
Diluted	165.5	169.8	165.9	168.8	164.7

Other
Capital expenditures	$156	$191	$192	$138	$120
Number of employees	21,819	21,749	24,055	27,645	27,444

Crown Holdings, Inc.

Notes:

(1)	The summary of operations data has been recast to exclude those businesses that were divested in 2005 and 2006 as discussed under Note B to the consolidated financial statements, and to reflect the change in method of accounting for U.S. inventories as discussed under Note G to the consolidated financial statements.

As discussed under Note C to the consolidated financial statements, the Company began consolidating its Middle East beverage can operations as of September 1, 2005. The summary of operations data, therefore, includes a full year of consolidated results for these operations in 2007 and 2006 and a partial year for 2005.

(2)	Working capital, total assets, total debt, less cash and cash equivalents, to total capitalization, shareholders’ equity/(deficit), and book value per share have been recast to reflect the change in method of accounting for U.S. inventories as discussed under Note G to the consolidated financial statements.

(3)	Total capitalization consists of total debt, minority interests and shareholders’ equity/(deficit), less cash and cash equivalents.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the “Company”) as of and during the three-year period ended December 31, 2007. This discussion should be read in conjunction with the consolidated financial statements included in this annual report.

As discussed in Note B to the consolidated financial statements, the Company sold its plastic closures business in 2005 and its European plastics and Americas health and beauty care businesses in 2006. The results of operations for prior periods used in the following discussion have been recast to report these businesses as discontinued operations.

During the fourth quarter of 2007, the Company changed its method of accounting for the cost of inventories in its United States operations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. All results have been presented on a FIFO basis as if the accounting change had occurred as of January 1, 2005. See Note G to the consolidated financial statements for further information regarding the impact of the Company’s change to the FIFO method.

EXECUTIVE OVERVIEW

The Company’s principal areas of focus include improving segment income and cash flow from operations, and reducing debt. Segment income is defined by the Company as gross profit less selling and administrative expenses. See Note Y to the consolidated financial statements for a reconciliation of segment income from reportable segments to income/(loss) from continuing operations before income taxes, minority interests and equity earnings.

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

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company’s total debt decreased by $104 to $3,437 at December 31, 2007 from $3,541 at December 31, 2006. The decrease of $104 was net of $120 of increase due to the currency translation effect of debt denominated in foreign currencies. Cash balances increased by $50 to $457 at December 31, 2007 from $407 at December 31, 2006, including $31 of increase due to currency translation.

The Company may also from time to time consider transactions such as acquisitions (which may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $109 was available at December 31, 2007, and $500 was available as of February 28, 2008). Such transactions, including the repurchase of Company common stock, would be subject to compliance with the Company’s debt agreements.

The cost of aluminum and steel, the primary raw materials used to manufacture the Company’s products, has increased significantly in recent years. The Company attempts to pass-through these increased costs to its customers through provisions that adjust the selling prices to certain customers based on changes in the market price of the applicable raw material, or through surcharges where no such provision exists. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of the increased aluminum and steel costs.

Crown Holdings, Inc.

RESULTS OF OPERATIONS

The foreign currency translation impacts referred to below are primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

NET SALES

Net sales during 2007 were $7,727, an increase of $745 or 10.7% versus 2006 net sales of $6,982. The increase in net sales during 2007 reflects higher sales unit volumes, the pass-through of material cost increases to customers and $376 from the favorable impact of foreign currency translation.

Net sales from U.S. operations accounted for 27.2% of consolidated net sales in 2007, 28.3% in 2006 and 30.1% in 2005. Sales of beverage cans and ends accounted for 46.5% of net sales in 2007 compared to 44.5% of net sales in 2006 and 43.8% of net sales in 2005. Sales of food cans and ends accounted for 33.5% of net sales in 2007, 35.0% in 2006 and 35.3% in 2005.

Net sales in the Americas Beverage segment increased 9.4% from $1,600 in 2006 to $1,751 in 2007, primarily due to the pass-through of higher material costs to customers and recovery of sales unit volumes. Net sales during 2006 decreased 4.4% from $1,674 in 2005, primarily due to lower sales unit volumes.

Net sales in the North America Food segment increased 3.4% from $821 in 2006 to $849 in 2007, and net sales during 2006 increased 6.3% from $772 in 2005, primarily due to the pass-through of higher material costs to customers.

Net sales in the European Beverage segment increased 22.3% from $1,174 in 2006 to $1,436 in 2007, primarily due to increased sales unit volumes and the pass-through of higher material costs to customers, and also included $69 of foreign currency translation. Net sales in 2006 increased 21.9% from $963 in 2005, primarily due to $117 from the full year consolidation of certain Middle East operations as discussed in Note C to the consolidated financial statements, and increased sales unit volumes.

Net sales in the European Food segment increased 5.6% from $1,885 in 2006 to $1,991 in 2007 primarily due to $176 from the favorable impact of foreign currency translation, partially offset by a decline in sales unit volumes due to weather conditions and the resulting poor harvest. Net sales in 2006 increased 2.3% from $1,842 in 2005, primarily due to the pass-through of higher material costs to customers, and also included $17 from foreign currency translation.

Net sales in the European Specialty Packaging segment increased 7.7% from $427 in 2006 to $460 in 2007, primarily due to the favorable impact of foreign currency translation. Net sales in 2006 increased 5.2% from $406 in 2005, primarily due to the pass-through of higher material costs to customers.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold, excluding depreciation and amortization, was $6,471 in 2007, an increase of 10.4% from $5,863 in 2006. The increase in 2007 was primarily due to the impact of currency translation of $316 and higher material costs, primarily aluminum and steel. Cost of products sold, excluding depreciation and amortization, of $5,863 in 2006 increased 6.1% from $5,527 in 2005. The increase in 2006 was primarily due to the impact of foreign currency translation of $55 and higher material costs. As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 83.7% in 2007 compared to 84.0% in 2006 and 82.8% in 2005.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization during 2007 was $229, an increase of $2 from $227 in 2006, after a decrease of $10 from expense of $237 in 2005. The increase in 2007 was primarily due to $11 of foreign currency translation, offset by $9 of decreases due to decreased capital spending in recent years. The decrease in 2006 was primarily due to decreased capital spending in recent years.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense for 2007 was $385, an increase of 21.8% from the 2006 expense of $316, following a decrease of 6.8% from $339 in 2005. The increase in 2007 was primarily due to higher incentive compensation costs and and $16 from the impact of foreign currency translation. The decrease in 2006 was primarily due to decreased incentive compensation costs.

SEGMENT INCOME

Segment income in the Americas Beverage segment increased $22 or 13.8% from $160 in 2006 to $182 in 2007, primarily due to higher sales unit volumes. Segment income in 2006 decreased $37 or 18.8% from $197 in 2005, primarily due to higher costs for freight, coatings and utilities, and also included $13 due to lower sales unit volumes.

Segment income in the North America Food segment increased $6 or 8.6% from $70 in 2006 to $76 in 2007, primarily due to cost reductions, including from prior year capital spending programs. Segment income in 2006 increased $28 or 66.7% from $42 in 2005, also primarily due to cost reductions, and included $9 from increased sales unit volumes.

Segment income in the European Beverage segment increased $63 or 51.6% from $122 in 2006 to $185 in 2007, primarily due to increased sales unit volumes. Segment income in 2006 decreased $18 or 12.9% from $140 in 2005, primarily due to higher material costs.

Segment income in the European Food segment decreased from $174 in 2006 to $173 in 2007, primarily due to lower sales unit volumes offset by the favorable impact of foreign currency translation. Segment income in 2006 decreased $24 or 12.1% from $198 in 2005, primarily due to higher material costs, partially offset by a reduction of $11 in depreciation expense.

Segment income in the European Specialty Packaging segment decreased $9 or 39.1% from $23 in 2006 to $14 in 2007, primarily due to lower sales unit volumes. Segment income in 2006 increased $3 or 15.0% from $20 in 2005, primarily due to improved selling prices.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. During 2007, 2006 and 2005 the Company recorded charges of $29, $10 and $10, respectively, to increase its accrual for asbestos-related costs. See Note M to the consolidated financial statements for additional information regarding the provision for asbestos-related costs.

PROVISION FOR RESTRUCTURING

During 2007, the Company provided a pre-tax charge of $20 for restructuring costs, including $7 for severance and other exit costs in the European Food segment, $6 for the reclassification of cumulative translation adjustments to earnings from the closure of its operations in Indonesia, $3 of corporate costs for the settlement of a labor dispute related to prior restructurings, and $4 for other severance and exit costs. The actions are expected to save $7 pre-tax on an annual basis when fully implemented.

Crown Holdings, Inc.

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

PROVISION FOR ASSET IMPAIRMENTS AND LOSS/GAIN ON SALE OF ASSETS

During 2007, the Company recorded net pre-tax charges of $100 for asset sales and asset impairments, primarily including a non-cash goodwill impairment charge of $103 in the European metal vacuum closures business, partially offset by $3 of other net gains from asset sales and impairment charges. The Company had net pre-tax gains of $64 in 2006 and $18 in 2005. See Note P to the consolidated financial statements for additional information.

LOSS FROM EARLY EXTINGUISHMENTS OF DEBT

During 2005, the Company repaid its prior revolving credit facility and the majority of its second and third priority senior secured notes and recognized a loss of $379 in connection with the transactions, consisting of $278 of premiums and fees and the write-off of $101 of unamortized fees and unamortized interest rate swap termination costs related to the refinanced facilities and notes. The Company recognized an additional loss of $4 from early extinguishments of debt for premiums paid to purchase certain unsecured notes prior to their maturity.

See Note T to the consolidated financial statements for additional information on the early extinguishments of debt.

INTEREST EXPENSE

Interest expense of $318 in 2007 increased $32 or 11.2% from 2006 interest expense of $286 due to higher average short-term borrowing rates and foreign currency translation. Interest expense of $286 in 2006 decreased $75 or 20.8% from 2005 interest expense of $361 primarily due to decreased borrowing rates from the Company’s November 2005 refinancing.

Information about the Company’s 2005 refinancing activities is summarized in the Liquidity and Capital Resources section of this discussion and in Notes S and T to the consolidated financial statements.

TRANSLATION AND EXCHANGE ADJUSTMENTS

During 2007, 2006 and 2005, the Company recorded pre-tax foreign exchange gains of $12, and losses of $6 and $94 respectively, primarily for certain subsidiaries that had unhedged currency exposure arising from intercompany debt obligations. The gains and losses are included in translation and exchange adjustments in the Consolidated Statements of Operations.

TAXES ON INCOME

Taxes on income for 2007, 2006 and 2005 were benefits of $400 and $62, and a provision of $11, respectively, against pre-tax income of $201 in 2007, $335 in 2006 and a pre-tax loss of $262 in 2005.

The primary items causing the 2007 effective rate to differ from the 35.0% U.S. statutory rate were benefits of $485 for valuation allowance adjustments and $35 due to foreign income taxed at lower rates, and a cost of $36 for the effect of a non-deductible goodwill impairment charge.

Crown Holdings, Inc.

The primary items causing the 2006 effective rate to differ from the 35.0% U.S. statutory rate were benefits of $121 related to a minimum pension liability adjustment, $30 due to foreign income taxed at lower rates and $13 for a reinvestment tax credit.

The primary items causing the 2005 effective rate to differ from the 35.0% U.S. statutory rate were an increase of $108 due to valuation allowance adjustments and a decrease of $20 due to foreign income taxed at lower rates.

See Note X to the consolidated financial statements for additional information regarding income taxes, including information regarding the Company’s release of a portion of its U.S. deferred tax valuation allowances in the fourth quarter of 2007.

MINORITY INTERESTS AND EQUITY EARNINGS

Minority interests’ share of net income was $73, $55 and $51 in 2007, 2006 and 2005, respectively. The increase in 2006 was primarily due to the consolidation of certain Middle East operations beginning in September 2005 as discussed in Note C to the consolidated financial statements, and the increase in 2007 was primarily due to higher profits in those operations.

Equity in earnings was less than $1 in 2007 and 2006, and $12 in 2005. The decrease in 2007 and 2006 compared to 2005 was primarily due to the consolidation of certain Middle East operations beginning in September 2005 as discussed in Note C to the consolidated financial statements.

DISCONTINUED OPERATIONS

During 2006, the Company sold its remaining European plastics businesses and its Americas health and beauty care business for total proceeds of $6, and recognized a loss of $27 on these transactions. In 2005, the Company sold its plastic closures business for total proceeds of $690, and recognized a loss of $44 related to the transaction. The plastic closures assets that were sold included $50 of cash and the Company paid $13 in fees related to the sale, resulting in net proceeds of $627. See Note B to the consolidated financial statements for further information on these divestitures.

FINANCIAL POSITION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $457 at December 31, 2007 compared to $407 and $294 at December 31, 2006 and 2005, respectively. Cash provided by operating activities was $509 in 2007 compared to $355 in 2006 and cash used of $122 in 2005. The significant change in cash from operations in 2007 compared to 2006 included improved operating results and an increase of $118 from working capital reductions, partially offset by decreases of $37 and $19 for higher interest and tax payments, respectively.

Cash provided by operating activities increased by $477 in 2006 compared to 2005, including increases of $278 due to lower payments for debt refinancing premiums and fees, $311 due to lower pension contributions, and $133 due to lower net interest payments; partially offset by a decrease of $165 in cash provided by working capital.

Payments for asbestos were $26 in 2007, $26 in 2006 and $29 in 2005, and the Company expects to pay approximately $26 in 2008. The Company contributed $65 to its pension plans in 2007 and expects to contribute approximately $67 in 2008.

Cash flow used by investing activities in 2007 was $94 and included $156 of capital expenditures offset by $66 of proceeds from sales of property, plant and equipment. Capital expenditures were lower than the two previous years due to the completion in 2006 of an expansion of the Middle East operations. The proceeds of $66 included $16 from the 2007 sale of a property in Spain, and $39 from the collection of a note due from the 2006 sale of a separate property in Spain.

Crown Holdings, Inc.

Cash flow from investing activities in 2006 was a use of $111 compared to a source of $464 in 2005 as 2005 included $627 of net proceeds from the sale of the plastic closures business as discussed in Note B to the consolidated financial statements. Capital expenditures of $191 in 2006 and $192 in 2005 were higher than recent years due to an expansion of the Middle East operations and, in 2005, additional spending in the plastic closures business prior to its divestiture.

Cash flow used for financing activities in 2007 increased from $158 in 2006 to $396 in 2007 as increased cash from operating activities in 2007 was used to repay debt.

Cash flow used for financing activities decreased from $497 in 2005 to $158 in 2006 as cash and business sale proceeds were used to repay debt in 2005, partially offset by an increase in stock repurchases from $38 in 2005 to $135 in 2006.

Cash flow from financing activities included dividends paid to minority interests of $38, $29 and $45 in 2007, 2006 and 2005, respectively. These dividends were paid to the Company’s joint venture partners or other shareholders primarily in the Company’s consolidated non-wholly owned subsidiaries in South America, the Middle East and Asia.

The Company is highly leveraged. The ratio of total debt, less cash and cash equivalents, to total capitalization was 89.8%, 107.4% and 98.1% at December 31, 2007, 2006 and 2005, respectively. Total capitalization is defined by the Company as total debt, minority interests and shareholders’ equity/(deficit), less cash and cash equivalents.

The Company funds its operations, debt services and other obligations primarily with cash flow from operations (including the accelerated receipt of cash under its receivables securitization and factoring facilities) and borrowings under its revolving credit facility. The Company may also consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company had no outstanding borrowings under its $800 revolving credit facility at December 31, 2007 and had $272 of securitized receivables. The Company also had $78 of outstanding letters of credit under its revolving credit facility as of December 31, 2007, which reduced the amount of borrowings otherwise available under the credit facility to $722.

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

Crown Holdings, Inc.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2007 are summarized in the table below.

	Payments Due by Period

	2008	2009	2010	2011	2012	2013 & after	Total

Long-term debt	$ 38	$ 33	$ 36	$ 739	$ 747	$1,804	$3,397
Interest on long-term debt	242	240	238	235	188	138	1,281
Operating leases	65	52	42	32	27	65	283
Projected pension contributions	67						67
Postretirement obligations	45	35	35	36	36	189	376
Purchase obligations	2,567	559	343	3	2	1	3,475

Total contractual cash obligations	$3,024	$ 919	$ 694	$1,045	$1,000	$2,197	$8,879

Interest on long-term debt is presented through 2013 only, represents the interest that will accrue by year, and is calculated based on interest rates in effect as of December 31, 2007. Interest on the credit facility borrowings is based on the outstanding balances as of December 31, 2007.

The projected pension contributions caption includes the minimum required contributions the Company expects to make in 2008 to fund its plans. The postretirement obligations caption includes the expected payments through 2017 to retirees for medical and life insurance coverage. The pension and postretirement projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Accordingly, these amounts have been provided for one year only in the case of pensions and through 2017 in the case of postretirement costs.

Purchase obligations include commitments for raw materials and utilities at December 31, 2007. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

The obligations above exclude $41 of unrecognized tax benefits for which the Company has recorded liabilities in accordance with FIN 48. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all. See Note X to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

In order to further reduce leverage and future cash interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or exchange shares of its common stock for the Company’s outstanding notes and debentures. The Company will evaluate any such transactions in light of then existing market conditions and may determine not to pursue such transactions.

MARKET RISK

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to them in the financial markets and its use of other methods, such as netting exposures for foreign exchange risk and establishing sales arrangements that permit the pass-through to customers of changes in commodity prices and foreign exchange rates, to effectively achieve its goal of risk reduction. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow.

Crown Holdings, Inc.

The Company manages foreign currency exposures at the operating unit level. Exposures that cannot be naturally offset within an operating unit are hedged with derivative financial instruments where possible and cost effective in the Company’s judgment. Foreign exchange contracts which hedge defined exposures generally mature within twelve months. The Company does not generally hedge its exposure to translation gains or losses on its non-U.S. net assets. The Company, from time to time, enters into cross-currency swaps to hedge foreign currency exchange and interest rate risk for subsidiary debt which is denominated in currencies other than the functional currency of the subsidiary.

The table below provides information in U.S. dollars as of December 31, 2007 about the Company’s forward currency exchange contracts. The majority of the contracts expire in 2008 and primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt and are recorded at fair value. The contracts with no amounts in the fair value column have a fair value of less than $1.

Buy / Sell	Contract Amount	Contract Fair Value Gain/(loss)	Average Contractual Exchange Rate

U.S. dollars / Euro	$252	($2)	$1.45
Euro / Sterling	193	14	1.47
Euro / Canadian dollars	116	(1)	0.68
Sterling / Euro	72	(2)	0.72
U.S. dollars / Canadian dollars	68	-	1.00
U.S. dollars / Thai Baht	36	(4)	34.10
Euro / Polish Zloty	23	(1)	3.72
Euro / Swiss Francs	14	-	0.60
U.S. dollars / Sterling	6	-	2.08
Singapore dollars / U.S. dollars	5	-	1.48

	$785	$4

At December 31, 2007, the Company had additional contracts with a notional value of $3 to purchase or sell other currencies, principally Asian. The aggregate fair value of these contracts was not material.

As of December 31, 2007, Crown European Holdings (“CEH”), a euro functional currency subsidiary, had U.S. dollar exposure on intercompany debt of $580 owed to a U.S. subsidiary of the Company. As discussed in Note U to the consolidated financial statements, CEH has entered into cross-currency swaps as a hedge against $460 of that exposure. The remaining exposure of $120 is hedged by a forward currency exchange contract that is included in the table above.

The Company, from time to time, may manage its interest rate risk, primarily from fluctuations in variable interest rates, through interest rate swaps in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations. Variable interest rates disclosed represent the weighted average rates at December 31, 2007.

	Year of Maturity

Debt	2008	2009	2010	2011	2012	Thereaft	er

Fixed rate	$ 7	$ 6	$ 9	$716	$ 1	$1,804
Average interest rate	6.0%	5.7%	6.5%	6.4%	5.4%	7.7%

Variable rate	$76	$27	$27	$ 23	$746
Average interest rate	6.3%	6.4%	6.3%	6.4%	6.6%

The total future payments of $3,442 at December 31, 2007 include $2,220 of U.S. dollar-denominated debt, $1,133 of euro-denominated debt and $89 of debt denominated in other currencies.

Crown Holdings, Inc.

Aluminum, a basic raw material of the Company, is subject to significant price fluctuations which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $265 and a fair value loss of $18. Any gains or losses realized from the use of these contracts are included in inventory to the extent that they are designated and effective as hedges of the anticipated purchases. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers to manage exposure to price volatility.

CAPITAL EXPENDITURES

Consolidated capital expenditures were $156 in 2007 compared to $191 in 2006. The decrease in 2007 was due to the completion in 2006 of an expansion of the Middle East operations.

Expenditures in the Americas Division were $57 in 2007 and included spending of $40 in Americas Beverage and $9 in North America Food. Spending was primarily for cost reduction and equipment modernization.

Expenditures in the European Division were $64 and included spending of $13 in European Beverage, $37 in European Food and $9 in European Specialty Packaging. Spending was primarily for cost reduction and equipment modernization.

At December 31, 2007, the Company had approximately $42 of capital commitments.

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

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. The Company also has environmental issues at certain of its plants in the Americas and Europe. Actual expenditures for remediation were $1 in each of the last three years. The Company’s balance sheet reflects estimated discounted remediation liabilities of $25 at December 31, 2007, including $3 as a current liability. The Company records an environmental liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The reserves at December 31, 2007 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years.

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

COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY / (DEFICIT)

Shareholders’ equity/(deficit) was $15 at December 31, 2007 compared to ($494) and ($185) at December 31, 2006 and 2005, respectively. The increase in 2007 was primarily due to net income of $528, partially offset by $118 of common share repurchases. The decrease in 2006 was primarily due to the adoption of FAS 158, as discussed in Note A to the consolidated financial statements, partially offset by net income of $309 and minimum pension liability adjustments.

The Company’s first priority revolving credit and term loan facilities and its first priority senior secured notes contain provisions that limit the repurchase of common stock and the payment of dividends subject to certain permitted payments or repurchases and exceptions. The Company acquired 4,974,892 shares, 7,046,378 shares and 2,101,809 shares of its common stock in 2007, 2006 and 2005, respectively.

Total common shares outstanding were 159,777,628 at December 31, 2007 and 162,711,471 at December 31, 2006.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 of the Company’s outstanding common stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors. This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion.

The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes.

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

Crown Holdings, Inc.

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants), the effect of the Georgia, South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed). The Company reviews the adequacy of its accrual in the fourth quarter of each year, unless new information or circumstances indicate the review should be done prior to that time. See Note M to the consolidated financial statements for additional information on the Company’s asbestos-related liabilities and assumptions.

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

The Company performs an impairment review of its long-lived assets, primarily property, plant and equipment, when facts and circumstances indicate the carrying value may not be recoverable from its undiscounted cash flows. Any impairment loss is measured by comparing the carrying amount of the asset to its fair value. The Company’s estimates of future cash flows involve assumptions concerning future operating performance, economic conditions and technological changes that may affect the future useful lives of the assets. These estimates may differ from actual cash flows or useful lives.

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

The Company recognizes the impact of a tax position if, in the Company’s opinion, it is more likely than not that the position will be sustained on audit, based on the technical merits of that position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The determination of whether the impact should be recognized, and the measurement of the impact, can require significant judgment and the Company’s estimate may differ from the actual settlement amounts. See Note X to the consolidated financial statements for additional information on the Company’s tax positions.

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The rate of return assumption is reviewed at each measurement date based on the pension plan’s investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. The U.S. plan’s current asset allocation targets are 70% U.S. and international equities, 12% debt securities, 15% alternate investments and 3% real estate. The U.K. plan, which is the primary non-U.S. plan, has a current asset allocation policy of 21% U.K. and non-U.K. equities, 52% liability-matching debt securities, 19% alternate investments and 8% real estate. The discount rate for the U.S. plan was selected using a method that matches projected payouts from the plan with a zero-coupon double A bond yield curve. This yield curve was constructed from the underlying bond price and yield data collected as of the plan’s measurement date and is represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the double A or higher bond universe, apportioned into distinct maturity groups. These individual discount rates were then converted into a single equivalent discount rate. To assure that the resulting rates can be achieved by the plan, only bonds that satisfy certain criteria and are expected to remain available through the period of maturity of the plan benefits were used to develop the discount rate. The discount rate for the U.K. plan was determined based on the yields available on high quality sterling-denominated bonds whose proceeds are expected to match the projected pension benefit payments. The U.K. plan benefit payments are largely linked to future price inflation, and to select the discount rate the Company considers the yields available on index-linked gilts together with allowance for double A credit risk spreads and expectations for future inflation consistent with the benefit payment projections. A 0.25% change in the expected rates of return would change 2008 pension expense by approximately $12. A 0.25% change in the discount rates from those used at December 31, 2007 would change 2008 pension expense by approximately $9 and postretirement expense by approximately $1. See Note W to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

Crown Holdings, Inc.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Expanded disclosures include a tabular presentation of the fair value of a company’s outstanding financial instruments according to a fair value hierarchy (i.e., levels 1, 2, 3 and 4, as defined) as well as enhanced disclosures regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. FAS 157 is effective for the Company for financial assets and financial liabilities as of January 1, 2008 and the Company does not expect its adoption will have a material impact on the Company. FAS 157 is effective for the Company for nonfinancial assets and nonfinancial liabilities as of January 1, 2009.

In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for the Company as of January 1, 2008, and the Company does not expect its adoption will have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“FAS 141(R)”) “Business Combinations,” which replaces FAS 141. FAS 141(R) retains the requirement of FAS 141 that business combinations be accounted for at fair value using the acquisition method, but changes the accounting for acquisitions in certain areas. Under FAS 141(R) acquisition costs will be expensed as incurred; noncontrolling (minority) interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141(R) is effective for the Company for all business combinations for which the acquisition date is on or after January 1, 2009, and the Company does not expect its adoption will have a material impact on the Company’s financial statements at the date of adoption.

Crown Holdings, Inc.

In December 2007, the FASB issued SFAS No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” FAS 160 requires the recognition of noncontrolling (minority) interests as equity in the consolidated financial statements, but separate from the parent’s equity. The statement also requires that the amount of net income attributable to minority interests be included in consolidated net income on the face of the income statement. Assuming FAS 160 was adopted as of December 31, 2007, and using the amounts included in the Company’s financial statements as of that date, the adoption of FAS 160 would increase the Company“s shareholders’ equity from $15 to $338 due to the inclusion of minority interests of $323 in shareholders’ equity. The effect on the income statement for the year ended December 31, 2007 would be to increase the Company’s consolidated net income from $528 to $601 with the inclusion of the $73 of net income attributable to minority interests, and the Company would separately disclose $73 of consolidated net income attributable to minority interests.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the discussions of the provision for asbestos in Note M and other contingencies in Note N to the consolidated financial statements included in this Annual Report and in discussions incorporated by reference into this Annual Report (including, but not limited to, those in “Compensation Discussion and Analysis” in the Company’s Proxy Statement), which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,“ “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to (i) the Company’s plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness and other contractual obligations, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings, (vi) the Company’s policies with respect to executive compensation and (vii) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension and postretirement liabilities.

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; loss of customers, including the loss of any significant customers; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of price increases; the impact of the Company’s initiative to generate additional cash, including the reduction of working capital levels and capital spending; restrictions on the Company’s use of available cash under its debt agreements; the ability of the Company to realize cost savings from its restructuring programs; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, energy, water, inks and coatings) and the Company’s ability to pass raw material and energy price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the financial condition of the Company’s vendors and customers; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; the Company’s ability to maintain adequate sources of capital and liquidity; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to maintain and develop competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology; the Company’s ability to generate sufficient production capacity;

Crown Holdings, Inc.

the collectibility of receivables; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; weather conditions, including their effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges) and tax rates; the Company’s ability to realize deferred tax benefits; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, including in the Company’s Middle East operations, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the impact of Georgia, South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania legislation dealing with asbestos liabilities and any litigation challenging that legislation and any future state or federal legislation dealing with asbestos liabilities), labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and payments to certain of the Company’s executive officers in connection with any termination of such executive officers or a change in control of the Company; costs and difficulties related to the integration of acquired businesses; changes in the Company’s critical or other accounting policies or the assumptions underlying those policies; changes in the Company’s strategic areas of focus; and the impact of any potential dispositions, acquisitions or other strategic realignments, which may impact the Company’s operations, financial profile or levels of indebtedness.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Market Risk” is incorporated herein by reference.

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

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions. In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareowners’ equity and of cash flows present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as of January 1, 2006, the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006, the manner in which it accounts for uncertain tax positions as of January 1, 2007, and its method of accounting for inventory in the fourth quarter of 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only inaccordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2008

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

For the years ended December 31	2007	2006	2005

Net sales	$7,727	$6,982	$6,675

Cost of products sold, excluding depreciation and amortization	6,471	5,863	5,527
Depreciation and amortization	229	227	237

Gross profit	1,027	892	911

Selling and administrative expense	385	316	339
Provision for asbestos...Note M	29	10	10
Provision for restructuring...Note O	20	15	13
Provision for asset impairments and loss/gain on sale of assets... Note P	100	(64)	(18)
Loss from early extinguishments of debt... Note T			383
Interest expense	318	286	361
Interest income	(14)	(12)	(9)
Translation and exchange adjustments...Note S	(12)	6	94

Income/(loss) from continuing operations before income taxes,
minority interests and equity earnings	201	335	(262)
Provision/(benefit) for income taxes...Note X	(400)	(62)	11
Minority interests	(73)	(55)	(51)
Equity earnings			12

Income/(loss) from continuing operations	528	342	(312)

Discontinued operations...Note B
Loss before income taxes		(34)	(21)
Provision/(benefit) for income taxes		(1)	21

Loss from discontinued operations		(33)	(42)

Net income/(loss)	$528	$309	($354)

Per common share data: Note V

Earnings/(loss)
Basic - Continuing operations	$3.27	$2.07	($1.88)
- Discontinued operations		(0.20)	(0.25)

	$3.27	$1.87	($2.13)

Diluted - Continuing operations	$3.19	$2.01	($1.88)
- Discontinued operations		(0.19)	(0.25)

	$3.19	$1.82	($2.13)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2007	2006

Assets
Current assets
Cash and cash equivalents	$457	$407
Receivables, net...Note F	673	689
Inventories...Note G	1,030	957
Prepaid expenses and other current assets	74	60

Total current assets	2,234	2,113

Goodwill...Note D	2,199	2,185
Property, plant and equipment, net...Note H	1,604	1,608
Other non-current assets...Note I	942	503

Total	$6,979	$6,409

Liabilities & shareholders’ equity/(deficit)
Current liabilities
Short-term debt...Note S	$45	$78
Current maturities of long-term debt...Note S	38	43
Accounts payable and accrued liabilities...Note J	2,000	1,835

Total current liabilities	2,083	1,956

Long-term debt, excluding current maturities...Note S	3,354	3,420
Postretirement and pension liabilities...Note W	625	749
Other non-current liabilities...Note K	579	499
Minority interests	323	279
Commitments and contingent liabilities...Notes L and N

Shareholders’ equity/(deficit)
Preferred stock, authorized: 30,000,000; none issued... Note Q
Common stock, par value: $5.00; authorized: 500,000,000;
issued 185,744,072 shares... Note Q	929	929
Additional paid-in capital	1,516	1,589
Accumulated deficit	(654)	(1,166)
Accumulated other comprehensive loss...Note E	(1,646)	(1,731)
Treasury stock at par value (2007 - 25,966,444 shares; 2006 - 23,032,601 shares)	(130)	(115)

Total shareholders’ equity/(deficit)	15	(494)

Total	$6,979	$6,409

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the years ended December 31	2007	2006	2005

Cash flows from operating activities
Net income/(loss)	$528	$309	($354)
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	229	230	282
(Gain)/loss from translation and foreign exchange	(12)	6	94
Provision for asset impairments and loss/gain on sale of assets	100	(64)	10
Write-off of deferred financing fees...Note T			101
Pension expense	10	37	85
Pension contributions	(65)	(90)	(401)
Stock-based compensation	14	11	3
Deferred income taxes	(486)	(110)	(35)
Minority interests and equity earnings	73	55	39
Changes in assets and liabilities, net of effect of divested businesses:
Receivables	68	39	72
Inventories	(19)	(66)	(36)
Accounts payable and accrued liabilities	61	19	121
Asbestos liabilities	3	(16)	(19)
Other	5	(5)	(84)

Net cash provided by/(used for) operating activities	509	355	(122)

Cash flows from investing activities
Capital expenditures	(156)	(191)	(192)
Proceeds from sale of businesses, net of cash sold...Note B	7	7	627
Proceeds from sale of property, plant and equipment	66	81	40
Other	(11)	(8)	(11)

Net cash provided by/(used for) investing activities	(94)	(111)	464

Cash flows from financing activities
Proceeds from long-term debt	48	232	1,616
Payments of long-term debt	(55)	(143)	(2,268)
Net change in revolving credit facility and short-term debt	(217)	(81)	248
Debt issue costs		(4)	(26)
Common stock issued	14	18	16
Common stock repurchased	(118)	(135)	(38)
Dividends paid to minority interests	(38)	(29)	(45)
Other	(30)	(16)

Net cash used for financing activities	(396)	(158)	(497)

Effect of exchange rate changes on cash and cash equivalents	31	27	(22)

Net change in cash and cash equivalents	50	113	(177)
Cash and cash equivalents at January 1	407	294	471

Cash and cash equivalents at December 31	$457	$407	$294

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME/(LOSS)
(in millions, except share data)

		|				Accumulated
		|				Other
	Comprehensive	|	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Income/(Loss)	|	Stock	Capital	Deficit	Loss	Stock	Total

		|
Balance January 1, 2005		|	$929	$1,699	($1,121)	($1,087)	($100)	$ 320
		|
Net loss	($ 354)	|			(354)			(354)
Derivatives qualifying as hedges	(10)	|				(10)		(10)
Translation adjustments	(187)	|				(187)		(187)
Translation adjustments - disposition of foreign investments	(5)	|				(5)		(5)
Minimum pension liability adjustments, net of tax of $19	76	|				76		76
Available for sale securities	(6)	|				(6)		(6)
		|
Comprehensive loss	($ 486)	|
		|
		|
Restricted stock awarded: 604,196 common shares		|		(3)			3
Stock-based compensation		|		3				3
Stock issued - benefit plans: 2,650,136 common shares		|		3			13	16
Stock repurchased: 2,101,809 common shares		|		(28)			(10)	(38)
		|
Balance December 31, 2005		|	929	1,674	(1,475)	(1,219)	(94)	(185)
		|
Net income	$ 309	|			309			309
Derivatives qualifying as hedges	2	|				2		2
Translation adjustments	133	|				133		133
Minimum pension liability adjustments, net of tax of $2	710	|				710		710
Minimum pension tax adjustment - Note X	(121)	|				(121)		(121)
Available for sale securities	5	|				5		5
		|
Comprehensive income	$1,038	|
		|
		|
Adoption of FAS 158 - Note A		|				(1,241)		(1,241)
		|
Restricted stock awarded: 422,584 common shares		|		(2)			2
Stock-based compensation		|		11				11
Stock issued - benefit plans: 2,623,184 common shares		|		5			13	18
Stock repurchased: 7,046,378 common shares		|		(99)			(36)	(135)
		|
Balance December 31, 2006		|	929	1,589	(1,166)	(1,731)	(115)	(494)
		|
		|
Net income	$ 528	|			528			528
Derivatives qualifying as hedges	(7)	|				(7)		(7)
Translation adjustments	25	|				25		25
Translation adjustments - disposition of foreign investments	6	|				6		6
Amortization of net loss and prior service cost included in net periodic pension and postretirement cost, net of tax of $19	47	|				47		47
Net loss and prior service cost adjustments, net of tax of $62	18	|				18		18
Available for sale securities	(4)	|				(4)		(4)
		|
Comprehensive income	$ 613	|
		|
		|
Adoption of FIN 48 - Note A		|			(16)			(16)
Restricted stock awarded: 394,221 common shares		|		(2)			2
Stock-based compensation		|		16				16
Stock issued - benefit plans: 1,646,828 common shares		|		6			8	14
Stock repurchased: 4,974,892 common shares		|		(93)			(25)	(118)
		|
Balance December 31, 2007		|	$929	$1,516	($ 654)	($1,646)	($ 130)	$ 15

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

Stock-Based Compensation.    The Company has stock-based employee compensation plans that are currently comprised of fixed stock options and restricted stock awards. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share Based Payment.” The Company is using the modified prospective transition method of FAS 123(R) whereby compensation expense for all nonvested stock awards, measured by the grant-date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period based on the estimated number of awards that are expected to vest. Similarly, compensation expense for all future awards will be recognized over the vesting period based on the grant-date fair value and the estimated number of awards that are expected to vest. Compensation expense is recognized over the vesting period on a straight-line basis. Valuation of awards granted prior to the adoption of the standard were calculated using the Black-Scholes option pricing model and the Company expects to use the same model for valuing future awards.

Crown Holdings, Inc.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS 123(R) to stock options in 2005.

2005

Net loss, as reported	($354)
Add: Stock-based compensation expense for restricted stock
already included in net loss as reported, net of tax	3
Deduct: Proforma stock-based compensation expense
for stock options and restricted stock, net of tax	(13)

Proforma net loss	($364)

Loss per share:

Basic — as reported	($2.13)

Diluted — as reported	($2.13)

Basic — proforma	($2.19)

Diluted — proforma	($2.19)

Stock-based compensation expense was $14 ($12 net of tax) and $11 ($11 net of tax) in 2007 and 2006, respectively.

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

Inventory Valuation.    Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the average cost method. As discussed in Note G, during the fourth quarter of 2007 the Company changed the method of accounting for its U.S. inventories from the last-in, first-out (“LIFO”) method to the FIFO method.

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

Intangibles.   Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangible assets are stated at cost. Potential impairment of goodwill is identified by comparing the fair value of a reporting unit, using a combination of market values for comparable businesses and discounted cash flow projections, to its carrying value including goodwill. Goodwill was allocated to the reporting units at the time of the acquisition based on the relative fair value of the reporting units. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. Goodwill is tested for impairment in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired.

Impairment or Disposal of Long-Lived Assets.   In the event that facts and circumstances indicate that the carrying value of long-lived assets, primarily PP&E and certain identifiable intangible assets with finite lives, may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Long-lived assets classified as held for sale are presented in the balance sheet at the lower of their carrying value or fair value less cost to sell.

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

Crown Holdings, Inc.

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

Research and Development.   Net research, development and engineering costs of $48, $42 and $47 in 2007, 2006 and 2005, respectively, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications.   Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Recent Accounting and Reporting Standards.    Effective January 1, 2007, the Company adopted the following accounting and reporting standards:

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which requires that the impact of a tax position be recognized if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 resulted in a charge of $16 to accumulated deficit as of January 1, 2007. See Note X for additional information.

FASB Staff Position No. AUG AIR-1 (“FSP AUG AIR-1”), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial statements, and permits the use of the direct expensing and deferral methods. Effective January 1, 2007, the Company is using the direct expensing method in its annual and interim financial statements. The Company expensed annual planned major maintenance costs on a straight-line basis over the course of the year under its previous policy. The adoption of FSP AUG AIR-1 had no impact on the Company’s annual financial statements.

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

Crown Holdings, Inc.

In December 2007, the FASB issued SFAS No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” FAS 160 requires the recognition of noncontrolling (minority) interests as equity in the consolidated financial statements, but separate from the parent’s equity. The statement also requires that the amount of net income attributable to minority interests be included in consolidated net income on the face of the income statement. Assuming FAS 160 was adopted as of December 31, 2007, and using the amounts included in the Company’s financial statements as of that date, the adoption of FAS 160 would increase the Company’s shareholders’ equity from $15 to $338 due to the inclusion of minority interests of $323 in shareholders’ equity. The effect on the income statement for the year ended December 31, 2007, would be to increase the Company’s consolidated net income from $528 to $601 with the inclusion of the $73 of net income attributable to minority interests, and the Company would separately disclose $73 of consolidated net income attributable to minority interests.

B.   Discontinued Operations

During the second and third quarters of 2006, the Company sold its remaining European plastics businesses for $2, net of cash divested. These operations primarily make plastic bottles as well as other products for cosmetics and beauty care companies. In November 2006, the Company sold its Americas health and beauty care business for $4, net of cash divested. In October 2005, the Company sold its plastic closures business for total proceeds of $690. The assets sold included $50 of cash and the Company paid $13 in fees related to the sale, resulting in net proceeds of $627.

The divested businesses were previously included as non-reportable segments in the Company’s segment reporting and had combined net sales of $158 and $931 for the years ended December 31, 2006 and 2005, respectively.

The results of operations for the divested businesses are reported within discontinued operations in the accompanying statements of operations, and prior period statements of operations have been recast. The segment results in Note Y and the Condensed Combining Statements of Operations in Note Z have also been recast for the divested businesses. The Consolidated Statements of Cash Flows do not separately report the cash flows of the discontinued operations. Interest expense was not allocated to the divested businesses and, therefore, all of the Company’s interest expense is included within continuing operations.

The components of the loss from discontinued operations are presented below.

	2006	2005

Income/(loss) before tax	($6)	$6
Income tax on operations		(4)
Loss on disposal	(28)	(27)
Income tax on disposal	1	(17)

Loss from discontinued operations	($33)	($42)

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

The change in accounting had no effect on the Company’s net income or earnings per share. The Company’s proforma net sales for 2005 would have been $6,792 if the operations were consolidated as of January 1, 2005.

Crown Holdings, Inc.

D.   Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2007 and 2006 were as follows:

	Americas	North America	European	European	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance at January 1, 2006	$420	$151	$673	$629	$140	$2,013
Foreign currency translation			77	74	21	172

Balance at December 31, 2006	420	151	750	703	161	2,185
Impairment charge				(103)		(103)
Foreign currency translation	8	13	30	49	17	117

Balance at December 31, 2007	$428	$164	$780	$649	$178	$2,199

During the fourth quarter of 2007, the Company recognized an impairment charge of $103 to write down the value of goodwill in its European metal vacuum closures reporting unit due to a decrease in projected operating results. Estimated fair value for the reporting unit was calculated using a combination of market values for comparable businesses and discounted cash flow projections.

Identifiable intangible assets other than goodwill are recorded within other non-current assets in the Consolidated Balance Sheets and are not material.

E.   Accumulated Other Comprehensive Loss

As of December 31, accumulated other comprehensive loss consists of the following:

	2007	2006

Pension and postretirement adjustments	($1,239)	($1,304)
Cumulative translation adjustments	(402)	(433)
Derivatives qualifying as hedges	(5)	2
Available for sale securities		4

	($1,646)	($1,731)

F.   Receivables

	2007	2006

Accounts and notes receivable	$525	$584
Less: allowance for doubtful accounts	(28)	(38)

Net trade receivables	497	546
Miscellaneous receivables	176	143

	$673	$689

Following are the changes in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005. Charges or credits to the allowance that affect the consolidated statements of operations are reported within cost of products sold, excluding depreciation and amortization.

	Balance at				Balance at
	beginning of year	Expense	Write-offs	Translation	end of year

2005	$42		($ 5)	($ 4)	$33
2006	33	$3	(1)	3	38
2007	38	3	(15)	2	28

Crown Holdings, Inc.

The Company utilizes receivable securitization facilities in the normal course of business as part of its management of cash flow activities. Under its committed $225 North American facility, the Company sells receivables, on a revolving basis, to a wholly-owned, bankruptcy-remote subsidiary. The subsidiary was formed for the sole purpose of buying and selling receivables generated by the Company and, in turn, sells undivided percentage ownership interests in the pool of purchased receivables to a syndicate of financial institutions.

The Company continues to service these receivables for a fee but does not retain any interest in the receivables sold. The Company has relinquished control of the receivables and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheets. At both December 31, 2007 and 2006, $130 of receivables were securitized under the North American facility.

Under the Company’s committed €120 European securitization facility, certain subsidiaries in the U.K. and France sell receivables to an entity formed in France for the sole purpose of buying receivables from the selling subsidiaries. The buying entity finances the purchase of receivables through the issuance of senior units to a company in which the Company does not retain any interest. The selling subsidiaries continue to service the receivables for a fee, but do not retain any interest in the receivables sold and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheets. At December 31, 2007 and 2006, €97 and €83, respectively, of receivables were securitized under this facility.

During 2007, 2006 and 2005, the Company recorded expenses related to the securitization facilities of $17, $15 and $9, respectively, as interest expense, including commitment fees of 0.25% on the unused portion of the facilities.

G.   Inventories

	2007	2006

Finished goods	$380	$338
Work in process	125	126
Raw materials and supplies	525	493

	$1,030	$957

During the fourth quarter of 2007, the Company changed the method of accounting for its U.S. inventories from the LIFO method to the FIFO method. The Company believes the FIFO method better matches revenues and expenses, yields an inventory balance that more closely approximates current costs, and improves the comparability of its financial statements with peer companies. Prior periods presented in this report have been recast to report as if the FIFO method of accounting had been used for all periods presented and the effect of those changes are presented below.

Crown Holdings, Inc.

	2007		2006

Consolidated statements of operations for the years ended December 31	As originally reported	As adjusted for accounting change	As originally reported	As adjusted for accounting change

Cost of products sold	$5,863	$5,863	$5,535	$5,527
Gross profit	892	892	903	911
Income/(loss) from continuing operations before income taxes, minority interests and equity earnings	335	335	(270)	(262)
Income/(loss) from continuing operations	342	342	(320)	(312)
Net income/(loss)	309	309	(362)	(354)
Basic earnings/(loss) per share - continuing operations	2.07	2.07	(1.93)	(1.88)
Diluted earingings/(loss) per share - continuing operations	2.01	2.01	(1.93)	(1.88)
Basic earnings/(loss) per share	1.87	1.87	(2.18)	(2.13)
Diluted earingings/(loss) per share	1.82	1.82	(2.18)	(2.13)

Consolidated balance sheets as of December 31

Inventories	906	957	810	861
Accumulated deficit at December 31	(1,217)	(1,166)	(1,526)	(1,475)
Accumulated deficit at January 1	(1,526)	(1,475)	(1,164)	(1,121)

Consolidated statements of cash flows for the years ended December 31

Inventory working capital change	(66)	(66)	(28)	(36)

If the Company had not changed its method of accounting for inventory from LIFO to FIFO, cost of products sold, excluding depreciation and amortization for the year ended December 31, 2007 would have been $6 higher than reported in the consolidated statement of earnings, and net income would have been $4 lower. On a per share basis, basic and diluted earnings per share would have been lower by $0.02. The change had no effect on net income for the year ended December 31, 2006.

H.   Property, Plant and Equipment

	2007	2006

Buildings and improvements	$792	$732
Machinery and equipment	4,075	3,817

	4,867	4,549
Less: accumulated depreciation and amortization	(3,494)	(3,179)

	1,373	1,370
Land and improvements	148	141
Construction in progress	83	97

	$1,604	$1,608

Crown Holdings, Inc.

I.   Other Non-Current Assets

	2007	2006

Deferred taxes	$419	$30
Pension assets	390	295
Debt issue costs	51	61
Investments	34	39
Long-term notes and receivables	3	40
Other	45	38

	$942	$503

The increase in deferred taxes is primarily due to the reversal of the U.S. valuation allowance as discussed in Note X.

The investments caption primarily includes the Company’s investments accounted for by the equity method and the cost method. The caption also includes balances of $9 as of December 31, 2007 and 2006 for investments accounted for as available-for-sale securities. The decrease in long-term notes and receivables is due to the collection in 2007 of a note from the sale of a property in 2006.

J.   Accounts Payable and Accrued Liabilities

	2007	2006

Trade accounts payable	$1,328	$1,224
Salaries, wages and other employee benefits, including pension and postretirement	206	167
Accrued taxes, other than on income	121	120
Accrued interest	44	42
Income taxes payable	30	39
Asbestos liabilities	26	25
Deferred taxes	26	20
Restructuring	15	11
Other	204	187

	$2,000	$1,835

K.   Other Non-Current Liabilities

	2007	2006

Asbestos liabilities	$175	$173
Fair value of derivatives	100	55
Deferred taxes	81	106
Postemployment benefits	48	44
Income taxes payable	41
Environmental	22	23
Other	112	98

	$579	$499

Income taxes payable in 2007 includes liabilities recorded in accordance with FIN 48 as discussed in Note A and Note X.

Crown Holdings, Inc.

L.   Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases, and the leased assets are included in property, plant and equipment. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. Certain of the leases contain renewal or purchase options, but the leases do not contain significant contingent rental payments, escalation clauses, rent holidays, rent concessions or leasehold improvement incentives. The amount of capital leases reported as capital assets, net of accumulated amortization, was $7 and $4 at December 31, 2007 and 2006, respectively.

Under long-term operating leases, minimum annual rentals are $65 in 2008, $52 in 2009, $42 in 2010, $32 in 2011, $27 in 2012, and $65 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $6 due under non-cancelable subleases. The present value of future minimum payments on capital leases was $7 as of December 31, 2007. Rental expense (net of sublease rental income) was $69, $57 and $52 in 2007, 2006 and 2005, respectively.

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

In June 2003, the State of Texas enacted legislation that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets. On October 31, 2003, Crown Cork received a favorable ruling on its motion for summary judgment in two asbestos-related cases pending against it in the district court of Harris County, Texas (in Re Asbestos Litigation No. 90-23333, District Court, Harris County, Texas), which were appealed. On May 4, 2006, the Texas Fourteenth Court of Appeals upheld the favorable ruling on one of the two cases (Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas). The Appeals court decision has been appealed by the plaintiff to the Texas Supreme Court where oral argument was held on February 7, 2008. The Texas Supreme Court has not ruled on the appeal. In addition, a favorable ruling for summary judgment in an asbestos case pending against it in the district court of Travis County, Texas (in Re Rosemarie Satterfield as Representative of the Estate of Jerrold Braley Deceased v. Crown Cork & Seal Company, Inc. District Court Travis County, 98th Judicial District Cause No. GN-203572) has been appealed. Although the Company believes that the rulings of the District Court and Appeals Court are correct, there can be no assurance that the legislation will be upheld by the Texas courts on appeal or in other cases that may challenge the legislation.

Crown Holdings, Inc.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the Philadelphia Court of Common Pleas, in which the Court of Common Pleas ruled favorably on a motion by Crown Cork for summary judgment regarding 376 pending asbestos-related cases against Crown Cork in Philadelphia and remanded the cases to the Philadelphia Court of Common Pleas (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Court ruled that the new statute, as applied, violated the Pennsylvania Constitution because it retroactively extinguished the plaintiffs’ pre-existing and accrued causes of action. The Company believes that the ruling by the court was limited only to cases which were pending at the time the legislation was enacted. In November 2004, the Commonwealth of Pennsylvania enacted legislation amending the 2001 successor liability statute providing that the 2001 statute applies only to asbestos-related claims with respect to which the two-year statute of limitations for asbestos-related claims had not yet commenced at the time the statute was enacted on December 17, 2001. On July 28, 2005, the Philadelphia Court of Common Pleas granted Crown Cork’s global motion for summary judgment to dismiss all pending asbestos-related cases filed in the court after December 17, 2003 (In re: Asbestos-Litigation October term 1986, No. 001). Additional cases have been dismissed subsequent to July 28, 2005 by the Philadelphia Court of Common Pleas. These decisions remain subject to potential appeal by the plaintiffs and, in some cases, appeals to the Superior Court of Pennsylvania have been filed by the plaintiffs in connection with these decisions and oral argument was held before the Superior Court. The Superior Court has not ruled on these appeals. The Company cautions that the limitation of the statute may not be upheld.

During 2007, 2006 and 2005, respectively, Crown Cork (i) received 4,000, 5,000 and 9,000 new claims, (ii) settled or dismissed 4,000, 5,000 and 4,000 claims, and (iii) had 79,000 claims outstanding at the end of each of the last three years. The outstanding claims at December 31, 2007 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow.

During 2007, 2006 and 2005, respectively, the Company (i) recorded pre-tax charges of $29, $10 and $10 to increase its accrual, (ii) made asbestos-related payments of $26, $26 and $29, (iii) settled claims totaling $15, $20 and $15, including amounts committed to be paid in future periods and (iv) had outstanding accruals of $201, $198 and $214 at the end of the year.

The Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims and related legal costs is $201 at the end of 2007, including $72 for unasserted claims and $5 for committed settlements that will be paid in 2008.

Historically (1977-2007), Crown Cork estimates that approximately one-quarter of all asbestos-related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual any amounts for settlements by persons alleging first exposure to asbestos after 1964.

Underlying the accrual are assumptions that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Georgia, South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual of $201 includes estimates for probable costs for claims through the year 2017. Estimated additional claims costs of $42 beyond 2017 have not been included in the Company’s liability, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.

Crown Holdings, Inc.

While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, the Company believes that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. In addition, there can be no assurance regarding the validity or correctness of the Company’s assumptions or beliefs underlying its accrual. Unfavorable court decisions or other adverse developments may require the Company to substantially increase its accrual or change its estimate. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s results of operations, financial position or cash flow.

N.   Commitments and Contingent Liabilities

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. The Company also has environmental issues at certain of its plants in the Americas and Europe. Actual expenditures for remediation were $1 in each of the last three years. The Company’s balance sheet reflects estimated discounted remediation liabilities of $25 and $24 at December 31, 2007 and 2006, respectively, including $3 and $1 as current liabilities, respectively. The Company records an environmental liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The reserves at December 31, 2007 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserves and will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

In 2003, Crown Cork amended the retiree medical benefits that it had been providing to approximately 10,000 retirees pursuant to a series of collective bargaining agreements between Crown Cork and certain unions. The amendments increased maximum coverage, required additional retiree contributions for medical and prescription drug costs and reduced other coverage benefits. Crown Cork has been a party to litigation in which the USWA and IAM unions and retirees claim that the retiree medical benefits were vested and that the amendments breached the applicable collective bargaining agreements in violation of ERISA and the Labor Management Relations Act. In binding arbitration regarding the USWA matter the arbitrator ruled in favor of the USWA parties with respect to employees who retired prior to the 1993 collective bargaining agreement and in favor of Crown Cork with respect to employees who retired under the 1993 and 1998 collective bargaining agreements. The parties are in the remedy stage of the arbitration with respect to employees who retired prior to the 1993 agreement. The Company recorded a charge of $4 in the fourth quarter of 2007 for the estimated settlement costs.

With respect to litigation involving Crown Cork and the IAM parties, a federal district court in Nebraska ruled that, pursuant to the collective bargaining agreement, the matter should be resolved through arbitration. Crown Cork appealed that decision to the Eighth Circuit Court of Appeals. The Eighth Circuit determined that the retiree medical benefits were not vested and that the Company has the unilateral right to modify or discontinue these benefits. The period for requesting review of the decision to the U.S. Supreme Court expired in 2007 and the litigation with the IAM parties formally concluded in January 2008.

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

The Company has various commitments to purchase materials, supplies and utilities totaling approximately $3.5 billion as of December 31, 2007 as part of the ordinary conduct of business. The Company’s basic raw materials for its products are steel and aluminum, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers.

At December 31, 2007 the Company had certain indemnification agreements covering environmental remediation, lease payments, and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $36. Several agreements outstanding at December 31, 2007 did not provide liability limits. At December 31, 2007, the Company had recorded liabilities of $4 for these indemnification agreements. The Company also has guarantees of $29 related to the residual value of leased assets at December 31, 2007.

O.   Restructuring

During 2007, the Company provided a pre-tax charge of $20 for restructuring costs, including $7 for severance and other exit costs in the European Food segment, $6 for the reclassification of cumulative translation adjustments to earnings from the closure of its operations in Indonesia, $3 of corporate costs for the settlement of a labor dispute related to prior restructurings, and $4 for other severance and exit costs.

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

The charges above represent the total amount expected to be incurred in connection with each activity. Balances remaining in the reserves at December 31, 2007 included provisions of $10 for current year actions and $5 for prior restructuring actions. The balance of the restructuring reserves was included in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

Crown Holdings, Inc.

The components of the restructuring reserve and movements within these components during 2007 and 2006 were as follows:

	Termination benefits	Other exit costs	Total

Balance at January 1, 2006	$12	$1	$13
Provisions	8	7	15
Payments made	(14)	(3)	(17)
Foreign currency translation and other	1	(1)

Balance at December 31, 2006	7	4	11
Provisions	8	12	20
Payments made	(9)	(4)	(13)
Foreign currency translation and other	2	(5)	(3)

Balance at December 31, 2007	$8	$7	$15

P.   Asset Impairments and Loss/Gain on Sale of Assets

During 2007, the Company recorded net pre-tax charges of $100 for asset sales and asset impairments, including a non-cash goodwill impairment charge of $103 in the European metal vacuum closures business, partially offset by $3 of other net gains from asset sales and impairment charges.

During 2006, the Company recorded net pre-tax gains of $64 for asset sales and asset impairments, including a gain of $62 from the sale of a building in the European Food segment. The net building sale proceeds of $71 included a note of $37. The Company is leasing back the facility for a period of up to eighteen months and will have no other continuing involvement with the facility. The Company also sold real estate and equipment in the U.S. for $29, some of which it is leasing back including equipment under a capital lease with a net present value of $4. Deferred gains of $5 on these sales are being recognized over the lives of the leases.

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

Q.   Capital Stock

As of December 31, 2007 and 2006, there were 159,777,628 and 162,711,471 common shares outstanding, respectively.

Shares of common stock issued as compensation to non-employee directors were 22,268 in 2007, 34,480 in 2006, and 35,308 in 2005.

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

Crown Holdings, Inc.

In February 2008, the Board of Directors authorized the repurchase of up to $500 of common stock from time to time through December 31, 2010. This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares. In August 2006, the Company entered into an amendment to its first priority credit facility providing for an additional $200 first priority term loan facility due 2012 to be utilized to, among other things, repurchase, redeem or otherwise acquire or retire for value outstanding common stock of the Company, subject to certain limitations. In December 2006, the Company paid $15 to the holders of the first priority senior secured notes to amend the indenture to, among other things, allow the Company to make $100 of additional restricted payments of any type, including restricted payments for the repurchase or other acquisition or retirement for value of shares of Company common stock.

Each repurchase may be made in the open market, through privately negotiated transactions, through accelerated share repurchase programs, which may be entered into at any time, or otherwise, subject to the terms of the Company’s debt agreements, market conditions and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase program may be suspended or terminated at any time at the Company’s discretion. The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes. During 2007, the Company repurchased 4,974,892 common shares at a total cost of $118. The $118 of 2007 repurchases included 4,234,077 common shares for $100 under an accelerated share repurchase program. During 2006, the Company repurchased 7,046,378 common shares at a total cost of $135, including 5,262,878 common shares for $100 under an accelerated share repurchase program.

In 2003, the Board of Directors adopted a Shareholders’ Rights Plan, as amended in 2004, and declared a dividend of one right for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company’s common stock. Each right then may be exercised to acquire one share of common stock at an exercise price of $200, subject to adjustment. Alternatively, under certain circumstances involving the acquisition by a person or group of 15% or more of the Company’s common stock, each right will entitle its holder to purchase a number of shares of the Company’s common stock having a market value of two times the exercise price of the right. In the event the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company’s common stock, each right will entitle its holder to purchase a number of the acquiring company’s common shares having a market value of two times the exercise price of the right. The rights may be redeemed by the Company at $.01 per right at any time until the tenth day following public announcement that a 15% position has been acquired. The rights expire on August 10, 2015.

R.   Stock-Based Compensation

As of December 31, 2007, the Company had six active stock-based incentive compensation plans - the 1990, 1994, 1997, 2001, 2004 and 2006 plans, all of which have been approved by the Company’s shareholders. The plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”) and may be subject to the achievement of certain performance goals as determined by the Plan Committee designated by the Board of Directors. There have been no issuances of deferred stock or SARs under any of the plans as of December 31, 2007. As of December 31, 2007, there were approximately 4.1 million shares available for awards under the 2004 and 2006 plans, and no shares were available under the other four plans. The 2004 and 2006 plans expire in April 2009 and 2016, respectively. Shares awarded are generally issued from the Company’s treasury shares.

Crown Holdings, Inc.

Stock Options

A summary of stock option activity follows:

	2007

	Shares	Weighted Average Exercise Price

Options outstanding at January 1	8,191,170	$13.42
Granted	3,722,000	23.47
Exercised	(1,651,903)	8.36
Forfeited	(0,107,500)	23.45
Expired	(0,294,250)	48.09

Options outstanding at December 31	9,859,517	16.92

Options fully vested or expected to vest at December 31	9,540,185	$16.70

The following table summarizes outstanding and exercisable options at December 31, 2007:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.25 to $5.30	1,031,280	3.6	$ 4.83	1,031,280	$ 4.83
$5.49 to $8.38	562,187	3.1	7.46	562,187	7.46
$ 8.60	2,179,400	6.1	8.60	2,179,400	8.60
$ 8.75	774,750	5.7	8.75	774,750	8.75
$19.81 to $22.60	875,650	2.3	20.49	852,900	20.58
$23.45	3,568,500	9.1	23.45	0
$23.88 to $53.44	867,750	1.2	31.88	827,750	35.60

	9,859,517	6.0	16.63	6,228,267	13.12

Outstanding stock options have a contractual term of ten years, are fixed-price and non-qualified, and vest either semi-annually or annually between six months and six years from the date of grant.

Options outstanding at December 31, 2007 had an aggregate intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options as of December 31, 2007) of $94. The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $26, $33 and $29, respectively. Cash received from exercise of stock options during 2007 was $14. A tax benefit of $2 was realized from stock options exercised during 2007.

At December 31, 2007, shares that were fully vested or expected to vest had an aggregate intrinsic value of $94 and a weighted-average remaining contractual term of 5.9 years, and shares exercisable had an aggregate intrinsic value of $86 and a weighted-average remaining contractual term of 4.1 years. Also at December 31, 2007, there was $28 of unrecognized compensation expense related to outstanding nonvested stock options with a weighted-average recognition period of 5.1 years.

Stock options are valued at their grant-date fair value using the Black-Scholes option pricing model. Valuations incorporate several variables, including expected term, expected volatility, and a risk-free interest rate. The expected term (which is the timeframe under which an award is exercised after grant) is derived from historical data about participant exercise and post-vesting employment termination patterns. Volatility is the expected fluctuation of the Company’s stock price in the market and is derived from a combination of historical data about the Company’s stock price and implied volatilities based on market data. The risk-free interest rate is the U.S. Treasury yield curve rate in effect at the date of the grant which has a contractual life similar to the option’s expected term.

Crown Holdings, Inc.

During 2007, the Company granted approximately 3.7 million stock options to employees under its 2006 stock-based incentive compensation plan. The options have a ten-year contractual life and vest over six years at 20% per year with the initial vesting scheduled on the second anniversary of the grant. The grants were valued using the Black-Scholes option pricing model.

The fair value of each stock option on the date of the grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2005

Risk-free interest rate	4.7%	4.2%
Expected life of option (years)	6.0	4.0
Expected stock price volatility	32.2%	29.9%
Expected dividend yield	0.0%	0.0%

The weighted average grant-date fair values for options granted during 2007 and 2005 were $9.50 and $4.83, respectively. There were no options granted during 2006.

Compensation expense for stock options was $5 in both 2007 and 2006, using an annual forfeiture rate of approximately two percent. The forfeiture rate is based on historical data of the forfeiture of nonvested share-based awards through the termination of service by plan participants.

Restricted Stock

Restricted stock was issued in each of the last three years, under the 2004 and 2006 stock-based incentive compensation plans to certain senior executive officers. A portion of the restricted stock vests ratably over three years on the anniversary of the date of grant and a portion is subject to performance-based vesting. The 2007 and 2006 awards included 258,218 shares and 277,440 shares, respectively, that are time-vested. The time-vested awards permit the accelerated vesting of nonvested shares upon termination of a participant due to retirement, disability or death. The fair value of the time-vested awards was based on the Company’s closing stock price at the grant date.The 2007 and 2006 awards included 136,003 shares and 145,144 shares, respectively, that contain a market performance feature. The market performance criterion applied to these shares is the median Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, of the Company during the three-year term of the grant measured against a peer group of companies. The level of shares which vest is based on the level of performance achieved, ranges between 0% and 200% of the shares awarded and are settled in stock. The fair value of each performance share was calculated as $25.36 and $21.17 for 2007 and 2006, respectively, using a Monte Carlo valuation model. The variables used in this model included stock price volatility of 28.4% in 2007 and 36.9% in 2006, an expected term of three years, and a risk-free interest rate of 4.8% in 2007 and 4.7% in 2006, along with other factors associated with the relative performance of the Company’s stock price and shareholder returns when compared to the companies in the peer group.

A summary of restricted stock transactions during the year ended December 31, 2007 follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Beginning outstanding	825,383	$16.33
Awarded	394,221	22.92
Released	(360,746)	15.00

Ending outstanding	858,858	18.89

Compensation expense for restricted stock was $9, $6 and $3 in 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $7 of unrecognized compensation cost related to outstanding nonvested restricted stock awards. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.3 years. The total fair value of shares that vested during the years ended December 31, 2007 and 2006 was $8 and $3, respectively. No awards vested during 2005.

Crown Holdings, Inc.

S.   Debt

	2007	2006

Short-term debt (1)
U.S. dollar bank loans/overdrafts	$10	$20
Other currency bank loans/overdrafts	35	58

Total short-term debt	$45	$78

Long-term debt
Credit facility borrowings: (2)
U.S. dollar		$60
Other currencies		119
Senior secured notes:
Euro (€460) 6.25% first priority due 2011	$672	606
First priority term loans:
U.S. dollar at LIBOR plus 1.75% due 2012	358	361
Euro (€281 in 2007) at EURIBOR plus 1.75% due 2012	410	374
Senior notes and debentures:
U.S. dollar 7.625% due 2013	500	500
U.S. dollar 7.75% due 2015	600	600
U.S. dollar 8.00% due 2023	200	200
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	150	150
Other indebtedness in various currencies:
Fixed rate with rates in 2007 from 1.0% to 14.6% due 2008 through 2015	71	51
Variable rate with average rates in 2007 from 6.0% to 9.8% due 2008 through 2014	86	97
Unamortized discounts	(5)	(5)

Total long-term debt	3,392	3,463

Less: current maturities	(38)	(43)

Total long-term debt, less current maturities	$3,354	$3,420

(1)	The weighted average interest rates for bank loans and overdrafts outstanding during 2007, 2006 and 2005 were 5.7%, 6.2% and 4.3%, respectively.
(2)	The $800 revolving credit facility is due 2011 and currently bears interest at EURIBOR or LIBOR plus 1.25%. The weighted average interest rates for the credit facilities during 2007, 2006 and 2005 were 7.0%, 6.7% and 5.0%, respectively.

Aggregate maturities of long-term debt for the five years subsequent to 2007, excluding unamortized discounts, were $38, $33, $36, $739 and $747, respectively. Cash payments for interest during 2007, 2006 and 2005 were $293, $256 and $389, respectively, including amounts capitalized of $1 in both 2006 and 2005.

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $3,339 at December 31, 2007.

During 2007, 2006 and 2005, the Company recorded pre-tax foreign exchange gains of $12 and losses of $6 and $94, respectively, primarily for certain subsidiaries that had unhedged currency exposure arising from intercompany debt obligations. The losses are included in translation and exchange adjustments in the Consolidated Statements of Operations.

Crown Holdings, Inc.

T.   Debt Refinancings and Early Extinguishments

In 2005, the Company sold $500 of 7.625% senior notes due 2013 and $600 of 7.75% senior notes due 2015, and entered into an $800 first priority revolving credit facility due 2011 and a first priority term loan facility due 2012 comprised of $165 and €287 term loans. In August 2006, the Company entered into an amendment to its first priority credit facility providing for an additional $200 first priority term loan facility due 2012. The revolving credit facility is subject to a pricing grid and has current pricing of 1.25% above LIBOR and EURIBOR, respectively. The revolving credit facility also includes commitment fees of 0.375% on the unused portion of the facility. The proceeds from the refinancing were used to repay the Company’s prior revolving credit facility and all but $36 of the second and third priority senior secured notes issued by Crown European Holdings (“CEH”), an indirect wholly-owned subsidiary, and to pay premiums, fees and expenses associated with the refinancing. The Company recognized a loss of $379 in connection with the refinancing, consisting of $278 of premiums and fees and the write-off of $101 of unamortized fees and unamortized interest rate swap termination costs related to the refinanced facilities and notes. During 2005, the Company also recognized an additional loss of $4 from early extinguishments of debt for premiums paid to purchase certain unsecured notes.

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

The $800 revolving credit facility includes provisions for letters of credit up to $150 and €50. Outstanding letters of credit accrue interest at 1.25% as of December 31, 2007 and reduce the amount of borrowing capacity otherwise available. As of December 31, 2007, there were $78 of outstanding letters of credit under the facility.

In connection with the November 2005 refinancing and repurchase of the significant majority of the then outstanding second and third priority senior secured notes, the $38 of remaining notes outstanding as of December 31, 2007 no longer have any secured interest. CEH may redeem the $35 of 2011 notes at any time and the $3 of 2013 notes at any time prior to March 2008, by paying a make-whole premium. Thereafter, CEH may redeem some or all of the 2011 and 2013 notes at redemption prices initially representing a premium to principal equal to one-half of the applicable interest rate on the notes, declining annually thereafter.

In September 2004, the Company issued €460 of 6.25% first priority senior secured notes due 2011. The €460 of 6.25% notes issued in 2004, along with the $38 of remaining principal on notes issued in 2003, are senior obligations of CEH and are guaranteed on a senior basis by Crown Holdings, Crown Cork, substantially all other U.S. subsidiaries, and certain subsidiaries in the U.K., Canada, France, Germany, Mexico, Switzerland and Belgium. The holders of the first priority senior secured notes have first priority liens on assets of certain of the guarantor subsidiaries and the stock of Crown Cork. CEH may redeem all or some of the first priority secured notes at any time by paying a make-whole premium. CEH is also required to make an offer to purchase the first priority secured notes upon the occurrence of certain change of control transactions or asset sales. The first priority note indentures contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions. In December 2006, the Company paid $15 to the holders of the first priority senior secured notes to amend the indenture to conform certain provisions to comparable provisions in the senior secured facility. Among other things, the amendments allow the Company to incur an additional $200 of indebtedness collateralized by the same liens as the notes and to make $100 of additional restricted payments of any type, including restricted payments for the repurchase or other acquisition or retirement for value of shares of Company common stock.

Crown Holdings, Inc.

U. Derivative Financial Instruments

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to them in the financial markets and its use of other methods, such as netting exposures for foreign exchange risk and establishing sales arrangements that permit the pass-through to customers of changes in commodity prices and foreign exchange rates, to effectively achieve its goal of risk reduction. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow.

Cash Flow Hedges.  The Company designates certain derivative instruments as cash flow hedges of anticipated purchases or sales, including certain foreign currency denominated intercompany transactions. The ineffective portion of these hedges was not material and no components of the hedge instruments were excluded from the measurement of hedge effectiveness.

During 2005, the Company entered into four cross-currency swaps with a notional value of $700. These swaps effectively convert fixed rate U.S. dollar intercompany debt into fixed rate euro intercompany debt. Since the terms of the swaps and the related debt are the same, the Company expects the swaps to be highly effective in reducing the related risk. In November 2006, the first of the four swaps matured and the Company paid $11 at settlement. In November 2007, the second swap matured and the Company paid $30 at settlement. At December 31, 2007, the two remaining swaps with an aggregate notional value of $460 and maturing in November 2009 and 2010, had an aggregate fair value loss of $100 and were reported in other non-current liabilities.

The Company has designated foreign exchange swaps and forwards and commodity forwards as cash flow hedges of anticipated foreign exchange and commodity transactions. Contracts outstanding at December 31, 2007 mature between one and twenty-seven months. At December 31, 2007 and 2006, the aggregate fair values of the commodity contracts were losses of $19 and gains of $1, respectively, and were reported in current liabilities and current assets consistent with the classification of the hedged items. The aggregate fair values of the foreign exchange contracts were losses of $6 in 2007, and less than $1 in 2006 and were reported in other current liabilities.

The changes in accumulated other comprehensive income/(loss) associated with cash flow hedging activities during 2007 and 2006 were as follows:

	2007	2006

Balance at January 1	$2	$0
Current period changes in fair value, net of tax	(120)	(70)
Reclassifications to earnings, net of tax	113	72

Balance at December 31	($5)	$2

The current period changes in fair value and reclassification to earnings are primarily due to the foreign exchange component of the cross-currency swaps discussed above.

During the twelve months ending December 31, 2008, a loss of $19 is expected to be reclassified to earnings with respect to commodity forwards. The actual amount that will be reclassified to earnings over the next twelve months may differ from this amount due to changing market conditions. No amounts were reclassified to earnings during 2007 in connection with forecasted transactions that were no longer considered probable.

Fair Value Hedges.  The Company designates certain derivative financial instruments as fair value hedges of recognized assets, liabilities, and unrecognized firm commitments. Amounts excluded from the assessment and measurement of hedge effectiveness were reported in earnings and amounted to less than $1 before income taxes in each of the last three years.

Crown Holdings, Inc.

The Company designates certain foreign currency forward exchange contracts as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and intercompany debt, and unrecognized foreign-denominated firm commitments. At December 31, 2007, the aggregate fair value of these contracts was a loss of $3 and was reported in current liabilities. The aggregate fair value at December 31, 2006 was less than $1. There was no impact on earnings in any of the last three years from a hedged firm commitment that no longer qualified as a fair value hedge.

Undesignated Contracts.  At December 31, 2007, the Company had outstanding foreign currency forward exchange contracts that have not been designated as hedges. Changes in their fair value are reported currently in earnings as translation and exchange adjustments and offset the foreign currency gains or losses reported from the re-measurement of related intercompany balances. The aggregate fair value of these contracts at both December 31, 2007 and 2006 was a gain of $13 and was reported in current assets.

V.    Earnings Per Share (“EPS”)

The following table summarizes the basic and diluted earnings per share computations. Basic EPS excludes all potentially dilutive securities and is computed by dividing the net income/loss from continuing operations by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of stock options and restricted stock as calculated under the treasury stock method.

	2007	2006	2005

Income/(loss) from continuing operations	$528	$342	($312)

Weighted average shares outstanding:
Basic	161.3	165.5	165.9
Dilutive effect of stock options and restricted stock	4.2	4.3

Diluted	165.5	169.8	165.9

Earnings/(loss) per share from continuing operations:
Basic	$3.27	$2.07	($1.88)

Diluted	$3.19	$2.01	($1.88)

Potentially dilutive common stock equivalents resulting from stock options and restricted stock of 6.0 million in 2005 were excluded from diluted shares outstanding because they would have been anti-dilutive due to the net loss. In addition, common shares contingently issuable upon the exercise of outstanding stock options of 4.1 million in 2007, 2.4 million in 2006 and 3.6 million in 2005 had exercise prices above the average market price for the related periods and were also excluded.

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

Crown Holdings, Inc.

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S.	2007	2006	2005

Service cost	$8	$9	$9
Interest cost	77	77	78
Expected return on plan assets	(112)	(108)	(89)
Amortization of actuarial loss	46	56	62
Amortization of prior service cost	2	2	2
Cost attributable to settlements and curtailments	3

Total pension expense	$24	$36	$62

Non-U.S.	2007	2006	2005

Service cost	$36	$35	$34
Interest cost	171	152	163
Expected return on plan assets	(245)	(215)	(216)
Amortization of actuarial loss	29	33	46
Amortization of prior service credit	(6)	(6)	(7)
Cost attributable to settlements and curtailments	1	2	3

Total pension expense/(credit)	($14)	$1	$23

Additional pension expense of $4 was recognized in each of the last three years for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $71, $70 and $0, respectively, as of December 31, 2007 and $69, $64 and $0, respectively, as of December 31, 2006.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $219, $197 and $92, respectively, as of December 31, 2007 and $204, $182 and $81, respectively, as of December 31, 2006.

	U.S. Plans		Non-U.S. Plans

Projected Benefit Obligations	2007	2006	2007	2006

Benefit obligations at January 1	$1,391	$1,434	$3,244	$2,926
Service cost	8	9	36	35
Interest cost	77	77	171	152
Plan participants’ contributions			7	7
Amendments	2
Curtailments and settlements				(6)
Actuarial (gain)/loss	(61)	(14)	60	(75)
Benefits paid	(116)	(115)	(185)	(163)
Foreign currency exchange rate changes			92	368

Benefit obligations at December 31	$1,301	$1,391	$3,425	$3,244

Accumulated benefit obligations at December 31	$1,279	$1,365	$3,261	$3,086

Crown Holdings, Inc.

	U.S. Plans		Non-U.S. Plans

Plan Assets	2007	2006	2007	2006

Fair value of plan assets at January 1	$1,338	$1,291	$3,400	$2,881
Actual return on plan assets	165	161	158	210
Employer contributions	7	1	58	89
Plan participants’ contributions			7	7
Benefits paid	(116)	(115)	(185)	(163)
Foreign currency exchange rate changes			86	376

Fair value of plan assets at December 31	$1,394	$1,338	$3,524	$3,400

Pension assets/(liabilities) included in the Consolidated Balance Sheets are:

	2007	2006

Non-current asset	$390	$295
Current liability	(21)	(14)
Non-current liability	(177)	(178)

The Company’s current liability of $21 as of December 31, 2007, represents the expected required payments to be made for unfunded plans over the next twelve months. Estimated required 2008 employer contributions are $46 for the Company’s funded plans.

Changes in the net loss and prior service credit for the Company’s pension plans were:

	2007		2006		2005

		Prior		Prior		Prior
	Net	service	Net	service	Net	service
	loss	credit	loss	credit	loss	credit

Balance at January 1	$1,497	($0,016)	$1,625	($0,015)	$1,527	($0,030)
Reclassification to net period benefit cost	(00,078)	5	(00,089)	4	(00,108)	5
Current year (gain)/loss	33		(00,137)		287	5
Amendments		2
Foreign currency translation	28	1	98	(00,005)	(00,081)	5

Balance at December 31	$1,480	($0,008)	$1,497	($0,016)	$1,625	($0,015)

As of December 31, 2007, accumulated other comprehensive loss included a charge of $1,480 for unrecognized net losses and a credit of $8 for prior service credits. The estimated portions of the net losses and prior service credits that are expected to be recognized as components of net periodic benefit cost/(credit) in 2008 are $74 and ($4), respectively.

The expected future benefit payments as of December 31, 2007 are:

	U.S. Plans	Non-U.S. Plans

2008	$128	$181
2009	125	190
2010	134	197
2011	109	203
2012	108	209
2013 - 2018	502	1,120

Crown Holdings, Inc.

Additional information concerning the plan assets is presented below.

	U.S. Plan Assets			Non-U.S. Plan Assets

	Weighted Average			Weighted Average

	2008	December 31,		2008	December 31,

Plan assets	Target Allocation	2007	2006	Target Allocation	2007	2006

Equity securities	70%	71%	73%	21%	21%	25%
Fixed income	12%	9%	9%	52%	54%	53%
Real estate	3%	2%	2%	8%	8%	9%
Other	15%	18%	16%	19%	17%	13%

	100%	100%	100%	100%	100%	100%

Plan assets included $138 and $128 of the Company’s common stock at December 31, 2007 and 2006, respectively.

The non-U.S. plan asset percentages are those of the U.K. plan, which is the primary non-U.S. plan with assets. The “other” caption of plan assets primarily includes alternate investments such as private equities and hedge funds, but in the U.S. also included $60 and $30 of cash as of December 31, 2007 and 2006, respectively.

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

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S.	2007	2006	2005

Discount rate	6.5%	5.9%	5.7%
Compensation increase	3.0%	3.0%	3.0%

Non-U.S.	2007	2006	2005

Discount rate	5.2%	5.2%	5.0%
Compensation increase	3.5%	3.5%	3.5%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S.	2007	2006	2005

Discount rate	5.9%	5.7%	5.8%
Compensation increase	3.0%	3.0%	3.0%
Long-term rate of return	8.75%	8.75%	9.0%

Non-U.S.	2007	2006	2005

Discount rate	5.2%	5.0%	6.3%
Compensation increase	3.5%	3.5%	4.3%
Long-term rate of return	7.1%	7.1%	8.1%

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

The components of the net postretirement benefits cost were as follows:

	2007	2006	2005

Service cost	$5	$4	$4
Interest cost	33	33	38
Amortization of prior service credit	(17)	(16)	(13)
Amortization of actuarial loss	10	13	15

Total postretirement benefit cost	$31	$34	$44

The following provides the components of the changes in the benefit obligations:

	2007	2006

Benefit obligations at January 1	$614	$639
Service cost	5	4
Interest cost	33	33
Amendments	(102)	3
Actuarial gain	(42)	(24)
Benefits paid	(35)	(43)
Foreign currency exchange rate changes	10	2

Benefit obligations at December 31	$483	$614

Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2007		2006		2005

		Prior		Prior		Prior
	Net	service	Net	service	Net	service
	loss	credit	loss	credit	loss	credit

Balance at January 1	$183	($119)	$219	($136)	$224	($ 99)
Reclassification to net periodic benefit cost	(10)	17	(13)	16	(15)	13
Current year (gain)/loss	(42)		(24)		11
Amendments		(102)		3		(52)
Foreign currency translation			1	(2)	(1)	2

Balance at December 31	$131	($204)	$183	($119)	$219	($136)

As of December 31, 2007, accumulated comprehensive loss included a charge of $131 for unrecognized losses and a credit of $204 for prior service credits. The estimated portions of the net losses and prior service credits that are expected to be recognized as components of net periodic benefit cost/(credit) in 2008 are $9 and ($23), respectively.

The U.S. plans were amended in 2007 and 2005 to, among other things, require additional retiree contributions for medical and prescription drug costs.

Crown Holdings, Inc.

The expected future benefit payments are $45 in 2008, $35 in 2009, $35 in 2010, $36 in 2011, $36 in 2012 and $189 in aggregate for 2013 through 2017. These payments are net of expected Medicare Part D subsidies of $3 in 2008, $4 in each of the years 2009 to 2012 and $21 in aggregate for 2013 through 2017. Benefits paid of $35 in 2007 are net of $4 of subsidies.

The health care accumulated postretirement benefit obligations were determined at December 31, 2007 using health care trends of 9.4% decreasing to 5.1% over nine years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligations by $42 and the total of service and interest cost by $4. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligations by $35 and the total of service and interest cost by $3.

The weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2007	2006	2005

Benefit obligations	6.5%	5.8%	5.6%
Cost	5.8%	5.6%	6.3%

Employee Savings Plan.  The Company sponsors the Savings Investment Plan which covers substantially all domestic salaried employees who are at least 21 years of age. The Company matches up to 3.0% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan.  The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2007 and 2006 were 37,091 and 52,149, respectively, and the Company’s contributions were less than $1 in both years.

X.   Income Taxes

As discussed in Note B, the Company adopted FIN 48 effective January 1, 2007, and recorded a charge of $16 to its accumulated deficit. A reconciliation of unrecognized tax benefit follows.

	Tax	Interest	Total

Balance at January 1, 2007 prior to the adoption of FIN 48	$47		$47
Adoption of FIN 48 on January 1, 2007	17	$1	18
Additions for current year tax positions	15		15
Settlements	(5)		(5)
Foreign currency translation	3		3

Balance at December 31, 2007	$77	$1	$78

The settlements of $5 include $2 due to expirations of statutes of limitation.

The $77 of unrecognized benefits as of December 31, 2007 includes $36 related to a claim filed by the Company in the United States Court of Federal Claims to recover U.S. federal taxes paid in prior years. The Company’s claim relates to the timing of the deductibility of certain payments made in 1993 to 1995. In addition to the $36, the $77 also includes reserves of $41 for potential liabilities related to transfer pricing, withholding taxes and non-deductibility of expenses. The reserves of $41 are reported in other non-current liabilities and include $3 of penalties.

Interest and penalties are recorded in the statement of operations as interest expense and provision for income taxes, respectively. The total interest and penalties recorded in the statement of operations was $1 for the year ended December 31, 2007, and less than $1 for both 2006 and 2005.

Crown Holdings, Inc.

The unrecognized benefits of $77 as of December 31, 2007 include $70 that, if recognized, would affect the effective tax rate. Of the $7 of remaining unrecognized benefits, $5 would have no effect due to valuation allowances in certain jurisdictions, and $2 would reduce goodwill if recognized. The Company’s unrecognized tax benefits are expected to increase in the next twelve months as it continues its current transfer pricing policies, and are expected to decrease as open tax years or claims are settled. The Company is unable to estimate a range of reasonably possible changes in its unrecognized tax benefits in the next twelve months as it is unable to predict when, or if, the tax authorities will commence their audits, the time needed for the audits, and the audit findings that will require settlement with the applicable tax authorities, if any. In addition, the Company is unable to estimate the timing of the resolution of its U.S. tax claim.

The tax years that remained subject to examination by major tax jurisdiction as of December 31, 2007 were 2002 and beyond for Canada; 2003 and beyond for Spain and Italy; 2004 and beyond for the United States, France and Germany; and 2005 and beyond for the United Kingdom.

Pre-tax income/(loss) for the years ended December 31 was taxed under the following jurisdictions:

	2007	2006	2005

U.S.	$4	$39	($60)
Foreign	197	296	(202)

	$201	$335	($262)

The provision/(benefit) for income taxes consisted of the following:

Current tax:

U.S. federal
State and foreign	$86	$48	$55

	$86	$48	$55

Deferred tax:

U.S. federal	($390)	($121)	($12)
State and foreign	(96)	11	(32)

	(486)	(110)	(44)

Total	($400)	($62)	$11

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income/(loss) as a result of the following items:

	2007	2006	2005

U.S. statutory rate at 35%	$70	$117	($92)
Minimum pension liability adjustment		(121)
Valuation allowance	(485)	(11)	108
Impairment losses	36
Tax on foreign income	(35)	(30)	(20)
Tax rate changes	(8)
Withholding taxes	9	11	9
Other items, net	13	(28)	6

Income tax provision/(benefit)	($400)	($62)	$11

Crown Holdings, Inc.

The valuation allowance caption for 2007 includes, among other items, the reversal of the U.S. valuation allowance discussed below. The impairment losses caption for 2007 is the effect of the non-deductible goodwill impairment charge discussed in Note D. The tax rate changes caption includes the effect of European tax rate changes in 2007, primarily in the U.K.

The minimum pension liability adjustment caption for 2006 includes a credit of $121 due to the reversal of the Company’s U.S. minimum pension liability adjustment under FAS No. 87. During 2001, the Company recorded a charge to establish a valuation allowance against its U.S. deferred tax assets, including $121 of deferred tax assets related to its defined benefit pension plan that were originally recorded through other comprehensive income. Upon the elimination of the minimum pension liability at December 31, 2006 under FAS No. 87, the Company reclassified the credit of $121 in accumulated other comprehensive income to the statement of operations. The valuation allowance caption for 2006 includes a credit of $25 in the U.S. operations, partially offset by charges of $14 in non-U.S. operations, including Canada and France. The other items caption for 2006 includes a benefit of $13 for a reinvestment tax credit related to the investment of proceeds from the sale of a building in the European Food segment as discussed in Note P. The caption also includes, among other items, $10 for the reversal of U.S. state tax contingencies upon completion of audits and $5 for the partial reversal of a U.K. tax contingency, as discussed below, based on a settlement covering the remaining period under examination.

The other items caption for 2005 includes, among other things, a benefit of $5 for the partial reversal of a U.K. tax contingency of $16 that was provided during 2004. The reversal of $5 was based on a settlement covering a portion of the period under examination.

The Company paid taxes, net of refunds, of $90, $71 and $70 in 2007, 2006 and 2005, respectively.

The components of deferred taxes at December 31 are:

	2007		2006

	Assets	Liabilities	Assets	Liabilities

Tax loss and credit carryforwards	$769		$688
Postretirement and postemployment benefits	200		261
Depreciation	12	$145	6	$143
Pensions	54	118	33	76
Asbestos	70		69
Inventories	1	27	2	17
Accruals and other	85	63	78	62
Valuation allowances	(508)		(925)

Total	$683	$353	$212	$298

Prepaid expenses and other current assets includes $18 and $10 of deferred tax assets at December 31, 2007 and 2006, respectively.

Tax loss and credit carryforwards expire as follows: 2008 - $4; 2009 - $8; 2010 - $1; 2011 - $2; 2012 - $24; thereafter - $456; unlimited - $274. The majority of those expiring after 2012 relate to $208 of U.S. federal tax loss carryforwards that expire through 2025, and $200 of state tax loss carryforwards. The unlimited carryforwards primarily include tax losses and credits in Europe. The tax loss carryforwards presented above exclude $22 of windfall tax benefits that will be recorded in additional paid-in capital when realized.

Realization of any portion of the Company’s deferred tax assets is dependent upon the availability of taxable income in the relevant jurisdictions. The Company considers all sources of taxable income, including (i) taxable income in any available carry back period, (ii) the reversal of taxable temporary differences, (iii) tax-planning strategies, and (iv) taxable income expected to be generated in the future other than from reversing temporary differences. The Company also considers whether there have been cumulative losses in recent years. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Crown Holdings, Inc.

The Company’s valuation allowances of $508 as of December 31, 2007 include $244 in the U.S., $185 in France, $31 in Canada and $48 in other non-U.S. operations.

In the fourth quarter of 2007, the Company released a portion of its U.S. deferred tax valuation allowances based on management’s determination that it was more likely than not that the related deferred tax benefits would be realized. Management’s determination was based on cumulative earnings in recent years and its projections of future income. The valuation allowance release included a tax benefit of $462 recorded in continuing operations. The Company still maintains a valuation allowance of $244 against U.S. deferred tax assets that management believes will not be realized, primarily U.S. federal tax credits and state loss carryforwards that are expected to expire. Prior to the release in 2007, the Company had a full valuation allowance against its U.S. deferred tax assets since December 31, 2001. In France, the Company has a full valuation allowance against its net deferred tax assets of $185, consisting of $220 of deferred tax assets and $35 of deferred tax liabilities. The deferred tax assets of $220 include, among other items, $188 of tax loss carryforwards. The Company’s operations in France have had losses in recent years due to significant interest expense, foreign exchange losses and, in 2005, the payment of premiums to repay a portion of the Company’s second and third priority senior secured notes as discussed in Note T. The Company determined that a full valuation allowance was appropriate for its French net deferred tax assets as of December 31, 2007 due to the recent losses and uncertainty regarding the amount and timing of future taxable income. Although the French deferred tax assets include $188 of benefits for tax loss carryforwards that do not expire, the Company’s underlying assumption is that there is not sufficient positive evidence of future taxable income, after considering all sources, to overcome the negative evidence of losses in recent years. Accordingly, the Company concluded that it was more likely than not that no portion of the net deferred tax assets will be realized. In Canada, the Company has a full valuation allowance against its net deferred tax assets of $31, consisting of $48 of deferred tax assets and $17 of deferred tax liabilities. The deferred tax assets include, among other things, $29 of tax loss carryforwards. The Company’s operations in Canada have had losses in recent years due to decreased operating profits and increased interest expense from a corporate restructuring. The Company determined that a full valuation allowance was appropriate for its Canadian net deferred tax assets as of December 31, 2007 due to the recent losses and uncertainty regarding the amount and timing of future taxable income. The Company’s underlying assumption is that there is not sufficient positive evidence of future taxable income, after considering all sources, to overcome the negative evidence of losses in recent years. Accordingly, the Company concluded that it was more likely than not that no portion of the net deferred tax assets will be realized. The valuation allowances of $48 in other non-U.S. operations includes $14 for tax loss carryforwards in an inactive entity in Europe where there are no current tax-planning strategies to utilize the losses, $29 in other European entities, and $5 in Asia.

Management’s estimates of the appropriate valuation allowance in any jurisdiction involves a number of assumptions and judgments, including the amount and timing of future taxable income. Should future results differ from management’s estimates at December 31, 2007, it is possible there could be future adjustments to the valuation allowances that would result in an increase or decrease in tax expense in the period such changes in estimates were made.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $207 at December 31, 2007. Management has no plans to distribute such earnings in the foreseeable future.

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

The tables below present information about operating segments for the years ended December 31, 2007, 2006 and 2005:

2007	External	Segment	Depreciation	Capital	Segment
	sales	assets	and amortization	expenditures	income

Americas Beverage	$1,751	$1,082	$47	$40	$182
North America Food	849	538	21	9	76
European Beverage	1,436	1,542	46	13	185
European Food	1,991	1,838	53	37	173
European Specialty Packaging	460	231	10	9	14

Total reportable segments	6,487	5,231	177	108	$630

Non-reportable segments	1,240	895	37	42
Corporate and unallocated items		875	15	6

Total	$7,727	$7,001	$229	$156

2006	External	Segment	Depreciation	Capital	Segment
	sales	assets	and amortization	expenditures	income

Americas Beverage	$1,600	$1,028	$48	$32	$160
North America Food	821	529	22	13	70
European Beverage	1,174	1,511	45	58	122
European Food	1,885	1,831	51	24	174
European Specialty Packaging	427	230	9	9	23

Total reportable segments	5,907	5,129	175	136	$549

Non-reportable segments	1,075	872	36	46
Corporate and unallocated items		408	16	9

Total	$6,982	$6,409	$227	$191

2005	External	Segment	Depreciation	Capital	Segment
	sales	assets	and amortization	expenditures	income

Americas Beverage	$1,674	$983	$49	$25	$197
North America Food	772	523	21	13	42
European Beverage	963	1,363	38	81	140
European Food	1,842	1,626	62	20	198
European Specialty Packaging	406	188	9	5	20

Total reportable segments	5,657	4,683	179	144	$597

Non-reportable segments	1,018	782	39	46
Corporate and unallocated items		1,123	19	2

Total	$6,675	$6,588	$237	$192

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Crown Holdings, Inc.

A reconciliation of segment income to consolidated income/(loss) from continuing operations before income taxes, minority interests and equity earnings for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005

Segment income of reportable segments	$630	$549	$597
Segment income of non-reportable segments	133	119	121
Corporate and other unallocated costs	(121)	(92)	(146)
Provision for asbestos	(29)	(10)	(10)
Provision for restructuring	(20)	(15)	(13)
Provision for asset impairments and loss/gain on sale of assets	(100)	64	18
Loss from early extinguishments of debt			(383)
Interest expense	(318)	(286)	(361)
Interest income	14	12	9
Translation and exchange adjustments	12	(6)	(94)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings	$201	$335	($262)

For the years ended December 31, 2007, 2006 and 2005, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Sales by major product were:

	2007	2006	2005

Metal beverage cans and ends	$3,596	$3,104	$2,925
Metal food cans and ends	2,591	2,447	2,355
Other metal packaging	1,389	1,312	1,280
Plastic packaging	61	54	53
Other products	90	65	62

Consolidated net sales	$7,727	$6,982	$6,675

Sales and long-lived assets for the major countries in which the Company operates were:

	Net Sales			Long-lived Assets

	2007	2006	2005	2007	2006	2005

United States	$2,098	$1,974	$2,008	$333	$362	$422
United Kingdom	855	778	799	196	217	222
France	679	629	612	112	114	126
Other	4,095	3,601	3,256	963	915	837

Consolidated total	$7,727	$6,982	$6,675	$1,604	$1,608	$1,607

Crown Holdings, Inc.

Z.   Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior secured notes that are fully and unconditionally guaranteed by Crown and certain subsidiaries. The guarantor information that follows includes substantially all subsidiaries in the United States, the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2007, 2006 and 2005, and
•	balance sheets as of December 31, 2007 and 2006

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,602	$3,125		$7,727

Cost of products sold, excluding depreciation and amortization		($23)	3,864	2,630		6,471
Depreciation and amortization			138	91		229

Gross profit		23	600	404		1,027

Selling and administrative expense		(1)	287	99		385
Provision for asbestos			29			29
Provision for restructuring			5	15		20
Provision for asset impairments and loss/gain on sale of assets			37	63		100
Net interest expense		100	196	8		304
Technology royalty			(37)	37
Translation and exchange adjustments		(1)	(8)	(3)		(12)

Income/(loss) before income taxes, minority interests and equity earnings		(75)	91	185		201
Provision/(benefit) for income taxes			(458)	58		(400)
Equity earnings/(loss)	$528	95	(21)		($602)

Income before minority interests and equity earnings	528	20	528	127	(602)	601
Minority interests and equity earnings				(73)		(73)

Net income	$528	$20	$528	$54	($602)	$528

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,277	$2,705		$6,982

Cost of products sold, excluding depreciation and amortization		($21)	3,608	2,276		5,863
Depreciation and amortization			143	84		227

Gross profit		21	526	345		892

Selling and administrative expense		2	239	75		316
Provision for asbestos			10			10
Provision for restructuring			6	9		15
Provision for asset impairments and loss/gain on sale of assets			(3)	(61)		(64)
Net interest expense		71	200	3		274
Technology royalty			(29)	29
Translation and exchange adjustments		14	(10)	2		6

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(66)	113	288		335
Provision/(benefit) for income taxes			(113)	51		(62)
Equity earnings	$309	177	115		($601)

Income from continuing operations before minority interests and equity earnings	309	111	341	237	(601)	397
Minority interests and equity earnings				(55)		(55)

Income from continuing operations	309	111	341	182	(601)	342

Discontinued operations
Loss before income taxes			(34)			(34)
Provision/(benefit) for income taxes			(2)	1		(1)

Net income	$309	$111	$309	$181	($601)	$309

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$4,295	$2,380		$6,675

Cost of products sold, excluding depreciation and amortization		($19)	3,607	1,939		5,527
Depreciation and amortization			154	83		237

Gross profit		19	534	358		911

Selling and administrative expense			255	84		339
Provision for asbestos			10			10
Provision for restructuring			11	2		13
Provision for asset impairments and loss/gain on sale of assets			(11)	(7)		(18)
Loss from early extinguishments of debt		301	78	4		383
Net interest expense		109	235	8		352
Technology royalty			(30)	30
Translation and exchange adjustments		11	51	32		94

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(402)	(65)	205		(262)
Provision/(benefit) for income taxes			(45)	56		11
Equity earnings/(loss)	($354)	155	(339)		$538

Income/(loss) from continuing operations before minority interests and equity earnings	(354)	(247)	(359)	149	538	(273)
Minority interests and equity earnings			11	(50)		(39)

Income/(loss) from continuing operations	(354)	(247)	(348)	99	538	(312)

Discontinued operations
Income/(loss) before income taxes		(34)	16	(3)		(21)
Provision/(benefit) for income taxes			22	(1)		21

Net income/(loss)	($354)	($281)	($354)	$97	$538	($354)

77-

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$13	$81	$363		$457
Receivables, net		75	78	520		673
Intercompany receivables		2	70	47	($119)
Inventories			590	440		1,030
Prepaid expenses and other current assets	$2	15	52	5		74

Total current assets	2	105	871	1,375	(119)	2,234

Intercompany debt receivables		1,624	1,924	381	(3,929)
Investments	225	2,724	(554)		(2,395)
Goodwill			1,582	617		2,199
Property, plant and equipment, net			842	762		1,604
Other non-current assets		9	886	47		942

Total	$227	$4,462	$5,551	$3,182	($6,443)	$6,979

Liabilities and shareholders’ equity
Current liabilities
Short-term debt		$14	$2	$29		$45
Current maturities of long-term debt		4	5	29		38
Accounts payable and accrued liabilities	$23	22	1,161	794		2,000
Intercompany payables		1	46	72	($119)

Total current liabilities	23	41	1,214	924	(119)	2,083

Long-term debt, excluding current maturities		1,116	2,157	81		3,354
Long-term intercompany debt	189	2,480	1,026	234	(3,929)
Postretirement and pension liabilities			606	19		625
Other non-current liabilities		100	323	156		579
Minority interests				323		323
Commitments and contingent liabilities

Shareholders’ equity	15	725	225	1,445	(2,395)	15

Total	$227	$4,462	$5,551	$3,182	($6,443)	$6,979

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$97	$310		$407
Receivables, net		$98	109	482		689
Intercompany receivables		1	55	31	($87)
Inventories			540	417		957
Prepaid expenses and other current assets	$1	23	34	2		60

Total current assets	1	122	835	1,242	(87)	2,113

Intercompany debt receivables		1,308	1,468	257	(3,033)
Investments	(374)	2,696	(425)		(1,897)
Goodwill			1,547	638		2,185
Property, plant and equipment, net			888	720		1,608
Other non-current assets		25	398	80		503

Total	($373)	$4,151	$4,711	$2,937	($5,017)	$6,409

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$12	$5	$61		$78
Current maturities of long-term debt		4	5	34		43
Accounts payable and accrued liabilities	$4	42	1,095	694		1,835
Intercompany payables		2	29	56	($87)

Total current liabilities	4	60	1,134	845	(87)	1,956

Long-term debt, excluding current maturities		1,096	2,256	68		3,420
Long-term intercompany debt	117	2,107	631	178	(3,033)
Postretirement and pension liabilities			735	14		749
Other non-current liabilities		55	329	115		499
Minority interests				279		279
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(494)	833	(374)	1,438	(1,897)	(494)

Total	($373)	$4,151	$4,711	$2,937	($5,017)	$6,409

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$32	($53)	$204	$326		$509

Cash flows from investing activities
Capital expenditures			(66)	(90)		(156)
Proceeds from sale of business			7			7
Proceeds from sale of property, plant and equipment			5	61		66
Intercompany investing activities		92	83	41	($216)
Other				(11)		(11)

Net cash provided by/(used for) investing activities		92	29	1	(216)	(94)

Cash flows from financing activities

Proceeds from long-term debt				48		48
Payments of long-term debt		(4)	(5)	(46)		(55)
Net change in revolving credit facility and short-term debt		(88)	(122)	(7)		(217)
Net change in long-term intercompany balances	72	96	(126)	(42)
Dividends paid				(216)	216
Common stock issued	14					14
Common stock repurchased	(118)					(118)
Dividends paid to minority interests				(38)		(38)
Other		(30)				(30)

Net cash used for financing activities	(32)	(26)	(253)	(301)	216	(396)

Effect of exchange rate changes on cash and cash equivalents			4	27		31

Net change in cash and cash equivalents		13	(16)	53		50

Cash and cash equivalents at January 1			97	310		407

Cash and cash equivalents at December 31	$0	$13	$81	$363	$0	$457

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$3	($406)	($1)	$282		($122)

Cash flows from investing activities
Capital expenditures			(100)	(92)		(192)
Proceeds from sale of business		72	483	72		627
Proceeds from sale of property, plant and equipment			31	9		40
Intercompany investing activities		189	34		($223)
Other			(2)	(9)		(11)

Net cash provided by / (used for) investing activities		261	446	(20)	(223)	464

Cash flows from financing activities

Proceeds from long-term debt		335	1,265	16		1,616
Payments of long-term debt		(2,109)	(129)	(30)		(2,268)
Net change in short-term debt		13	257	(22)		248
Net change in long-term intercompany balances	19	1,905	(1,886)	(38)
Debt issue costs			(26)			(26)
Dividends paid			(23)	(200)	223
Common stock issued	16					16
Common stock repurchased	(38)					(38)
Dividends paid to minority interests				(45)		(45)

Net cash provided by/(used for) financing activities	(3)	144	(542)	(319)	223	(497)

Effect of exchange rate changes on cash and cash equivalents			(4)	(18)		(22)

Net change in cash and cash equivalents		(1)	(101)	(75)		(177)

Cash and cash equivalents at January 1		1	168	302		471

Cash and cash equivalents at December 31	$0	$0	$67	$227	$0	$294

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2007, 2006 and 2005, and

•	balance sheets as of December 31, 2007 and 2006

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$7,727		$7,727

Cost of products sold, excluding depreciation and amortization			6,471		6,471
Depreciation and amortization			229		229

Gross profit			1,027		1,027

Selling and administrative expense		$13	372		385
Provision for asbestos		29			29
Provision for restructuring			20		20
Provision for asset impairments and loss/gain on sale of assets			100		100
Net interest expense		68	236		304
Translation and exchange adjustments			(12)		(12)

Income/(loss) before income taxes, minority interests and equity earnings		(110)	311		201
Provision/(benefit) for income taxes		(505)	105		(400)
Equity earnings	$528	133		($661)

Income before minority interests and equity earnings	528	528	206	(661)	601
Minority interests and equity earnings			(73)		(73)

Net income	$528	$528	$133	($661)	$528

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$6,675		$6,675

Cost of products sold, excluding depreciation and amortization			5,527		5,527
Depreciation and amortization			237		237

Gross profit			911		911

Selling and administrative expense		$6	333		339
Provision for asbestos		10			10
Provision for restructuring			13		13
Provision for asset impairments and loss/gain on sale of assets			(18)		(18)
Loss/(gain) from early extinguishments of debt		(505)	888		383
Net interest expense		269	83		352
Translation and exchange adjustments			94		94

Income/(loss) from continuing operations before income taxes, minority interests, and equity earnings		220	(482)		(262)
Provision for income taxes			11		11
Equity loss	($354)	(585)		$939

Loss from continuing operations before minority interests and equity earnings	(354)	(365)	(493)	939	(273)
Minority interests and equity earnings		11	(50)		(39)

Loss from continuing operations	(354)	(354)	(543)	939	(312)

Discontinued operations
Loss before income taxes			(21)		(21)
Provision for income taxes			21		21

Net loss	($354)	($354)	($585)	$939	($354)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$457		$457
Receivables, net			673		673
Inventories			1,030		1,030
Prepaid expenses and other current assets	$2		72		74

Total current assets	2		2,232		2,234

Intercompany debt receivables			375	($375)
Investments	225	$968		(1,193)
Goodwill			2,199		2,199
Property, plant and equipment, net			1,604		1,604
Other non-current assets		416	526		942

Total	$227	$1,384	$6,936	($1,568)	$6,979

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$45		$45
Current maturities of long-term debt			38		38
Accounts payable and accrued liabilities	$23	69	1,908		2,000

Total current liabilities	23	69	1,991		2,083

Long-term debt, excluding current maturities		698	2,656		3,354
Long-term intercompany debt	189	186		($375)
Postretirement and pension liabilities			625		625
Other non-current liabilities		206	373		579
Minority interests			323		323
Commitments and contingent liabilities

Shareholders’ equity	15	225	968	(1,193)	15

Total	$227	$1,384	$6,936	($1,568)	$6,979

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2006
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$407		$407
Receivables, net			689		689
Inventories			957		957
Prepaid expenses and other current assets	$1		59		60

Total current assets	1		2,112		2,113

Intercompany debt receivables			262	($262)
Investments	(374)	$669		(295)
Goodwill			2,185		2,185
Property, plant and equipment, net			1,608		1,608
Other non-current assets		34	469		503

Total	($373)	$703	$6,636	($557)	$6,409

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt			$78		$78
Current maturities of long-term debt		$1	42		43
Accounts payable and accrued liabilities	$4	36	1,795		1,835

Total current liabilities	4	37	1,915		1,956

Long-term debt, excluding current maturities		698	2,722		3,420
Long-term intercompany debt	117	145		($262)
Postretirement and pension liabilities			749		749
Other non-current liabilities		197	302		499
Minority interests			279		279
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(494)	(374)	669	(295)	(494)

Total	($373)	$703	$6,636	($557)	$6,409

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$32	($65)	$542		$509

Cash flows from investing activities
Capital expenditures			(156)		(156)
Proceeds from sale of business			7		7
Proceeds from sale of property, plant and equipment			66		66
Intercompany investing activities		24		($24)
Other			(11)		(11)

Net cash provided by / (used for) investing activities		24	(94)	(24)	(94)

Cash flows from financing activities
Proceeds from long-term debt			48		48
Payments of long-term debt			(55)		(55)
Net change in revolving credit facility and short-term debt			(217)		(217)
Net change in long-term intercompany balances	72	41	(113)
Dividends paid			(24)	24
Common stock issued	14				14
Common stock repurchased	(118)				(118)
Dividends paid to minority interests			(38)		(38)
Other			(30)		(30)

Net cash provided by / (used for) financing activities	(32)	41	(429)	24	(396)

Effect of exchange rate changes on cash and cash equivalents			31		31

Net change in cash and cash equivalents			50		50

Cash and cash equivalents at January 1			407		407

Cash and cash equivalents at December 31	$0	$0	$457	$0	$457

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by / (used for) operating activities	$3	($303)	$178		($122)

Cash flows from investing activities
Capital expenditures			(192)		(192)
Proceeds from sale of business			627		627
Proceeds from sale of property, plant and equipment			40		40
Intercompany investing activities		2,903		($2,903)
Other			(11)		(11)

Net cash provided by investing activities		2,903	464	(2,903)	464

Cash flows from financing activities
Proceeds from long-term debt			1,616		1,616
Payments of long-term debt			(2,268)		(2,268)
Net change in short-term debt			248		248
Debt issue costs			(26)		(26)
Net change in long-term intercompany balances	19	(2,600)	2,581
Dividends paid			(2,903)	2,903
Common stock issued	16				16
Common stock repurchased	(38)				(38)
Dividends paid to minority interests			(45)		(45)

Net cash used for financing activities	(3)	(2,600)	(797)	2,903	(497)

Effect of exchange rate changes on cash and cash equivalents			(22)		(22)

Net change in cash and cash equivalents			(177)		(177)

Cash and cash equivalents at January 1			471		471

Cash and cash equivalents at December 31	$0	$0	$294	$0	$294

Crown Holdings, Inc.

Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2007, 2006 and 2005, and

•	balance sheets as of December 31, 2007 and 2006

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$2,098	$5,629		$7,727

Cost of products sold, excluding depreciation and amortization			1,767	4,704		6,471
Depreciation and amortization			60	169		229

Gross profit			271	756		1,027

Selling and administrative expense		$7	131	247		385
Provision for asbestos			29			29
Provision for restructuring			3	17		20
Provision for asset impairments and loss/gain on sale of assets		5	5	90		100
Net interest expense		60	77	167		304
Technology royalty			(39)	39
Translation and exchange adjustments				(12)		(12)

Income/(loss) before income taxes, minority interests and equity earnings		(72)	65	208		201
Provision/(benefit) for income taxes		(27)	(437)	64		(400)
Equity earnings	$528	116	26		($670)

Income before minority interests and equity earnings	528	71	528	144	(670)	601
Minority interests and equity earnings				(73)		(73)

Net income	$528	$71	$528	$71	($670)	$528

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,907	$5,075		$6,982

Cost of products sold, excluding depreciation and amortization			1,613	4,250		5,863
Depreciation and amortization			64	163		227

Gross profit			230	662		892

Selling and administrative expense		$8	101	207		316
Provision for asbestos			10			10
Provision for restructuring			4	11		15
Provision for asset impairments and loss/gain on sale of assets			(8)	(56)		(64)
Net interest expense		57	73	144		274
Technology royalty			(36)	36
Translation and exchange adjustments			(1)	7		6

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(65)	87	313		335
Provision/(benefit) for income taxes		(23)	(109)	70		(62)
Equity earnings	$309	238	116		($663)

Income from continuing operations before minority interests and equity earnings	309	196	312	243	(663)	397
Minority interests and equity earnings		(3)		(52)		(55)

Income from continuing operations	309	193	312	191	(663)	342

Discontinued operations
Loss before income taxes		(15)	(3)	(16)		(34)
Benefit for income taxes				(1)		(1)

Net income	$309	$178	$309	$176	($663)	$309

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,933	$4,742		$6,675

Cost of products sold, excluding depreciation and amortization			1,653	3,874		5,527
Depreciation and amortization			73	164		237

Gross profit			207	704		911

Selling and administrative expense		$8	109	222		339
Provision for asbestos			10			10
Provision for restructuring			3	10		13
Provision for asset impairments and loss/gain on sale of assets		(5)	5	(18)		(18)
Loss/(gain) from early extinguishments of debt		558	(505)	330		383
Net interest expense		21	116	215		352
Technology royalty			(44)	44
Translation and exchange adjustments				94		94

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(582)	513	(193)		(262)
Provision/(benefit) for income taxes			(9)	20		11
Equity earnings/(loss)	($354)	288	(860)		$926

Loss from continuing operations before minority interests and equity earnings	(354)	(294)	(338)	(213)	926	(273)
Minority interests and equity earnings		1	1	(41)		(39)

Loss from continuing operations	(354)	(293)	(337)	(254)	926	(312)

Discontinued operations
Income/(loss) before income taxes		94	(10)	(105)		(21)
Provision for income taxes			7	14		21

Net loss	($354)	($199)	($354)	($373)	$926	($354)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$42	$5	$410		$457
Receivables, net			10	663		673
Intercompany receivables			70	12	($82)
Inventories			239	791		1,030
Prepaid expenses and other current assets	$2	1	4	67		74

Total current assets	2	43	328	1,943	(82)	2,234

Intercompany debt receivables		1,073	623	53	(1,749)
Investments	225	780	48		(1,053)
Goodwill			453	1,746		2,199
Property, plant and equipment, net		2	331	1,271		1,604
Other non-current assets		43	580	319		942

Total	$227	$1,941	$2,363	$5,332	($2,884)	$6,979

Liabilities and shareholders’ equity
Current liabilities
Short-term debt				$45		$45
Current maturities of long-term debt		$4	$1	33		38
Accounts payable and accrued liabilities	$23	21	337	1,619		2,000
Intercompany payables			12	70	($82)

Total current liabilities	23	25	350	1,767	(82)	2,083

Long-term debt, excluding current maturities		1,454	701	1,199		3,354
Long-term intercompany debt	189	416	396	748	(1,749)
Postretirement and pension liabilities			429	196		625
Other non-current liabilities			262	317		579
Minority interests				323		323
Commitments and contingent liabilities

Shareholders’ equity	15	46	225	782	(1,053)	15

Total	$227	$1,941	$2,363	$5,332	($2,884)	$6,979

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$60	$4	$343		$407
Receivables, net			8	681		689
Intercompany receivables			72	8	($80)
Inventories			223	734		957
Prepaid expenses and other current assets	$1	2	3	54		60

Total current assets	1	62	310	1,820	(80)	2,113

Intercompany debt receivables		1,090	528	34	(1,652)
Investments	(374)	324	169		(119)
Goodwill			445	1,740		2,185
Property, plant and equipment, net		3	360	1,245		1,608
Other non-current assets		38	63	402		503

Total	($373)	$1,517	$1,875	$5,241	($1,851)	$6,409

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$78		$78
Current maturities of long-term debt			$5	38		43
Accounts payable and accrued liabilities	$4		365	1,466		1,835
Intercompany payables		$16		64	($80)

Total current liabilities	4	16	370	1,646	(80)	1,956

Long-term debt, excluding current maturities		1,522	697	1,201		3,420
Long-term intercompany debt	117	352	396	787	(1,652)
Postretirement and pension liabilities			553	196		749
Other non-current liabilities			233	266		499
Minority interests				279		279
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(494)	(373)	(374)	866	(119)	(494)

Total	($373)	$1,517	$1,875	$5,241	($1,851)	$6,409

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$32	($47)	$109	$415		$509

Cash flows from investing activities
Capital expenditures			(31)	(125)		(156)
Proceeds from sale of business		7				7
Proceeds from sale of property, plant and equipment			1	65		66
Intercompany investing activities		14	18		($32)
Other				(11)		(11)

Net cash provided by/(used for) investing activities		21	(12)	(71)	(32)	(94)

Cash flows from financing activities

Proceeds from long-term debt				48		48
Payments of long-term debt		(4)	(1)	(50)		(55)
Net change in revolving credit facility and short-term debt		(60)		(157)		(217)
Net change in long-term intercompany balances	72	72	(95)	(49)
Dividends paid				(32)	32
Common stock issued	14					14
Common stock repurchased	(118)					(118)
Dividends paid to minority interests				(38)		(38)
Other				(30)		(30)

Net cash provided by / (used for) financing activities	(32)	8	(96)	(308)	32	(396)

Effect of exchange rate changes on cash and cash equivalents				31		31

Net change in cash and cash equivalents		(18)	1	67		50

Cash and cash equivalents at January 1		60	4	343		407

Cash and cash equivalents at December 31	$0	$42	$5	$410	$0	$457

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2005
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$3	($31)	($188)	$94		($122)

Cash flows from investing activities
Capital expenditures			(26)	(166)		(192)
Proceeds from sale of business		156	96	375		627
Proceeds from sale of property, plant and equipment		4	17	19		40
Intercompany investing activities		18	2,899		($2,917)
Other			(5)	(6)		(11)

Net cash provided by investing activities		178	2,981	222	(2,917)	464

Cash flows from financing activities

Proceeds from long-term debt		1,265		351		1,616
Payments of long-term debt			(1)	(2,267)		(2,268)
Net change in short-term debt		210		38		248
Net change in long-term intercompany balances	19	1,310	(2,828)	1,499
Debt issue costs		(26)				(26)
Dividends paid		(2,897)		(20)	2,917
Common stock issued	16					16
Common stock repurchased	(38)					(38)
Dividends paid to minority interests				(45)		(45)

Net cash used for financing activities	(3)	(138)	(2,829)	(444)	2,917	(497)

Effect of exchange rate changes on cash and cash equivalents				(22)		(22)

Net change in cash and cash equivalents		9	(36)	(150)		(177)

Cash and cash equivalents at January 1		9	37	425		471

Cash and cash equivalents at December 31	$0	$18	$1	$275	$0	$294

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2007				2006

	First	Second (1)	Third (2)	Fourth (3)	First (4)	Second (5)	Third (6)	Fourth (7)

Net sales	$1,713	$1,990	$2,153	$1,871	$1,524	$1,781	$2,001	$1,676
Gross profit *	215	286	312	214	188	245	260	199
Income - continuing operations	18	91	93	326	14	74	86	168
Loss - discontinued operations					(00,002)	(00,0024)	(00,001)	(00,006)
Net income	18	91	93	326	12	50	85	162

Earnings/(loss) per average common share:
Basic
- continuing operations	$0.11	$0.56	$0.58	$2.05	$0.08	$0.44	$0.52	$1.04
- discontinued operations					(00.01)	(00.14)	(00.01)	(00.04)
Net income	$0.11	$0.56	$0.58	$2.05	$0.07	$0.30	$0.51	$1.00

Diluted
- continuing operations	$0.11	$0.54	$0.56	$2.00	$0.08	$0.43	$0.51	$1.01
- discontinued operations					(00.01)	(00.14)	(00.01)	(00.04)
Net income	$0.11	$0.54	$0.56	$2.00	$0.07	$0.29	$0.50	$0.97

Average common shares outstanding:
Basic	162.3	162.9	161.2	158.9	167.1	167.1	165.7	162.3
Diluted	166.7	167.2	165.2	162.7	171.6	170.9	169.8	166.7

Common stock price range:**
High	$25.42	$25.98	$27.43	$27.13	$20.11	$18.17	$18.89	$21.78
Low	20.83	23.76	21.31	22.06	17.14	14.72	14.71	18.22
Close	24.46	24.97	22.76	25.65	17.74	15.57	18.60	20.92

*	The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.

**	Source: New York Stock Exchange — Composite Transactions

Notes:

Amounts for 2007 and 2006 have been retrospectively adjusted for the Company’s change in accounting for U.S. inventories from LIFO to FIFO, as discussed in Note G to the consolidated financial statements. Gross profit and net income, as adjusted, increased by $2, $3 and $1 in the first, second and third quarters of 2007, respectively. Gross profit and net income, as adjusted, increased by $2 in the first quarter of 2006 and decreased by $2 in the fourth quarter of 2006.

Amounts for 2006 have been retrospectively adjusted for the adoption on January 1, 2007 of FSP AUG AIR-1, as discussed in Note A to the consolidated financial statements. Gross profit and net income, as adjusted, increased by $3 in the first quarter of 2006 and decreased by $3 in the fourth quarter of 2006.

(1)	Includes pre-tax charges of $5 for restructuring actions and net pre-tax gains of $10 for asset sales.

(2)	Includes pre-tax charges of $9 for restructuring actions and net pre-tax gains of $4 for asset sales.

(3)	Includes a tax benefit of $462 from the reversal of U.S. valuation allowances, net pre-tax charges of $114 for asset sales and impairments, and a pre-tax charge of $29 for asbestos.

(4)	Includes pre-tax charges of $9 for restructuring actions and net pre-tax gains of $1 for asset sales.

(5)	Includes pre-tax charges of $5 for restructuring actions.

(6)	Includes net pre-tax gains of $1 for asset sales.

(7)	Includes a pre-tax charge of $10 for asbestos, net pre-tax gains of $62 for asset sales and impairments, a tax credit of $121 related to the reversal of a minimum pension liability adjustment, and pre-tax charges of $1 for restructuring actions.

Crown Holdings, Inc.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D	COLUMN E

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- Write-Offs	Balance at end of period

For the Year Ended December 31, 2007

Allowances deducted from
assets to which they apply:

Trade accounts receivable	$ 38	$ 3	$ 2	$ 15	$ 28

Deferred tax assets	925	(485)	68		508

For the Year Ended December 31, 2006

Allowances deducted from
assets to which they apply:

Trade accounts receivable	33	3	3	1	38

Deferred tax assets	951	3		29	925

For the Year Ended December 31, 2005

Allowances deducted from
assets to which they apply:

Trade accounts receivable	42			9	33

Deferred tax assets	881	62	8		951

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

Crown Holdings, Inc.

There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Title	Year Assumed Present Title
John W. Conway	62	Chairman of the Board, President and Chief Executive Officer	2001
Alan W. Rutherford	64	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer	2001
Frank J. Mechura	65	President - Americas Division	2001
Raymond J. McGowan, Jr. *	65	President - Americas Division	2008
Christopher C. Homfray	49	President - European Division	2006
Jozef Salaerts **	53	President - Asia-Pacific Division	2007
Timothy J. Donahue	45	Senior Vice President - Finance	2000
Thomas A. Kelly	48	Vice President and Corporate Controller	2000

*	As previously disclosed, Mr. Mechura will retire from the Company on February 29, 2008. Effective January 1, 2008, Mr. McGowan replaced Mr. Mechura as President of the Americas Division.

**	As previously disclosed, Mr. Salaerts was appointed President of the Asia-Pacific Division, effective May 1, 2007. Mr. Salaerts replaced William Voss who resigned from his position as President of the Asia-Pacific Division in December 2006 and who retired as of July 31, 2007.

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

Crown Holdings, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 24, 2008,” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

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

Crown Holdings, Inc. and Subsidiaries (see Part II, Item 8, pages 37 through 99 of this Report).

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity/(Deficit) and Comprehensive Income/(Loss) for the years ended December 31, 2007, 2006 and 2005

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

10.a.	Second Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2003, among Crown Cork & Seal Receivables (DE) Corporation, as Seller, CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), as Servicer, the banks and other financial institutions party thereto as Purchasers, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

10.b.	First Amendment, dated as of September 1, 2004, to Second Amended and Restated Receivables Purchase Agreement among Crown Cork & Seal Receivables (DE) Corporation, as Seller, CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), as Servicer, the banks and other financial institutions party thereto, as Purchasers, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

10.c.	First Amendment, dated as of September 1, 2004, to Second Amended and Restated Receivables Contribution and Sale Agreement among CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly known as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly known as Zeller Plastik, Inc.), CROWN Metal Packaging Canada LP, and Crown Cork & Seal Receivables (DE) Corporation (incorporated by reference to Exhibit 10.b of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.d.	Second Amended and Restated Receivables Contribution and Sale Agreement, dated as of December 5, 2003, among CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly known as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly known as Zeller Plastik, Inc.), Crown Canadian Holdings ULC, and CROWN Metal Packaging Canada LP, as Sellers, Crown Cork & Seal Receivables (DE) Corporation, as Buyer, and CROWN Cork & Seal USA, Inc., as the Buyer’s Servicer (incorporated by reference to Exhibit 10.b of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

10.e.	Third Amended and Restated Parent Undertaking Agreement, dated as of September 1, 2004, made by Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc, in favor of Citibank, N.A., as Agent and the Purchasers (incorporated by reference to Exhibit 10.c of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.f	Second Amended and Restated Intercreditor Agreement dated as of September 1, 2004, among Citibank, N.A., as Agent, Crown Holdings, Inc., Crown International Holdings, Inc., Crown Cork & Seal Receivables (DE) Corporation, as Sellers, CROWN Cork & Seal Company (USA), Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly know as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly know as Zeller Plastik, Inc.), and Citicorp North America, Inc., as Administrative and U.S. Collateral Agent (incorporated by reference to Exhibit 10.d of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.g	Intercreditor Agreement dated as of November 18, 2005, among Citibank, N.A., as Program Agent, the Company, Crown International Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Receiveables (DE) Corporation, Crown Cork & Seal USA, Inc., Crown Risdon USA, Inc., CROWN Metal Packaging Canada LP and Deutsche Bank AG New York Branch and The Bank of Nova Scotia, as Bank Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

10.h	Employment Contracts:

(1)	Employment contract between Crown Holdings, Inc. and John W. Conway, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(2)	Employment contract between Crown Holdings, Inc. and Alan W. Rutherford, dated May 3, 2007(incorporated by reference to Exhibit 10.1(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(3)	Employment contract between Crown Holdings, Inc. and William H. Voss, dated May 3, 2007(incorporated by reference to Exhibit 10.1(c) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(4)	Employment contract between Crown Holdings, Inc. and Frank J. Mechura, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(5)	Employment contract between Crown Holdings, Inc. and Timothy J. Donahue, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

Crown Holdings, Inc.

(6)	Employment contract between Crown Packaging UK PLC and Christopher C. Homfray, dated July 12, 2006.

(7)	Employment contract between Crown Holdings, Inc. and Raymond L. McGowan, Jr., dated May 3, 2007.

10.i	Crown Cork & Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

10.j	Crown Holdings, Inc. Economic Profit Incentive Plan, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.i of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

10.k	Crown Holdings, Inc. Economic Profit Incentive Plan, dated as of January 1, 2005 (incorporated by reference to Exhibit 10.j of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

10.l	Crown Holdings, Inc. Senior Executive Retirement Plan, as amended and restated as of January 1, 2008.

10.m	Senior Executive Retirement Agreements:

(1)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and John W. Conway, dated May 3, 2007 (incorporated by reference to Exhibit 10.4(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(2)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Alan W. Rutherford, dated May 3, 2007 (incorporated by reference to Exhibit 10.4(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(3)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and William H. Voss, dated May 3, 2007 (incorporated by reference to Exhibit 10.4(c) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(4)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Frank J. Mechura, dated May 3, 2007 (incorporated by reference to Exhibit 10.4(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(5)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Timothy J. Donahue, dated May 3, 2007 (incorporated by reference to Exhibit 10.4(e) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(6)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Christopher C. Homfray, effective January 1, 2008.

(7)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Raymond L. McGowan, Jr., dated May 3, 2007.

(8)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Jozef Salaerts, effective January 1, 2008.

10.n	Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

10.o	Amendment No. 1 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

Crown Holdings, Inc.

10.p	Amendment No. 2 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.k of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.q	Amendment No. 3, effective December 14, 2006, to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan. (incorporated by reference to Exhibit 10.q of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.r	Crown Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

10.s	Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

10.t	Amendment No. 1 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.u	Amendment No. 2 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.o of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.v	Amendment No. 3, effective December 14, 2006, to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan. (incorporated by reference to Exhibit 10.v of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.w	Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, amended and restated (incorporated by reference to the Registrant’s Definitive Additional Materials on Schedule 14A, filed with the Securities and Exchange Commission on April 13, 2000 (File No. 1-2227)).

10.x	Amendment No. 3 to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.q of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.y	Amendment No. 4, effective December 14, 2006, to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan. (incorporated by reference to Exhibit 10.y of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.z	Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

10.aa	Amendment No. 1 to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.s of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.bb	Amendment No. 2, effective December 14, 2006, to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan. (incorporated by reference to Exhibit 10.bb of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.cc	Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

10.dd	Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan. (incorporated by reference to Exhibit 10.dd of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

Crown Holdings, Inc.

10.ee	Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.ff	Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan.(incorporated by reference to Exhibit 10.ff of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.gg	Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-51089)).

10.hh	Crown Cork & Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.ii	Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.jj	Crown Cork & Seal Company, Inc. Pension Plan for Outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.kk	Amendment No. 1, effective April 1, 2005, to the Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-50189)).

10.ll	Master Definitions Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian Calculation Agent, FCC Account Bank, Liquidity Facility Provider and Swap Counterparty, Eliopée Limited, as Eliopée, GE Factofrance, as Back-up Servicer, Crown European Holdings, as Parent Company, the Entities listed in Schedule, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent (incorporated by reference to Exhibit 10.a to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-50189)).

10.mm	Master Receivables Transfer and Servicing Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian, the Entities listed in Schedule 1 of Appendix 1, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent (incorporated by reference to Exhibit 10.b to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-50189)).

10.nn	Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 24, 2006 (File No. 0-50189)).

10.oo	Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan.(incorporated by reference to Exhibit 10.pp of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.pp	Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

Crown Holdings, Inc.

Exhibits 10.h through 10.pp, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

12.	Computation of ratio of earnings to fixed charges.

18.1.	Letter, dated February 28, 2008, from PricewaterhouseCoopersLLP.

21.	Subsidiaries of Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

99.	Separate financial statements of affiliates whose securities are pledged as collateral.

c)	The consolidated statements and notes thereto and financial statement schedule for Crown Cork & Seal Company, Inc., included in Exhibit 99 above, are incorporated herein by reference.

Crown Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc. Registrant
Date:	February 28, 2008
	By:	/s/ Thomas A. Kelly
Thomas A. Kelly Vice President and Corporate Controller

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Conway, Alan W. Rutherford and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2007 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

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