Form 10-K/A
period 2007-12-31
CROWN HOLDINGS INC
filed 2008-03-07
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
             Large accelerated filer [ X ]                                                                                                             Accelerated filer [   ]
             Non-accelerated filer [   ] (Do not check if a smaller reporting company)                                         Smaller reporting company [   ]

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

Crown Holdings, Inc.

Explanatory Note:

This Amendment No. 1 on Form 10-K/A ( this “Form 10-K/A”) amends our annual report for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008 (the “Form 10-K”). We are filing this Form 10-K/A to correct the following clerical errors in the Form 10-K: (1) “Management’s Report on Internal Control over Financial Reporting” in Part II, Item 8 has been amended to refer to December 31, 2007 instead of December 31, 2006; (2) the “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 has been amended to remove certain duplicate wording in the first paragraph, and; (3) the reported ages of Raymond L. McGowan, Jr. and Christopher C. Homfray in Part III, Item 10 “Directors, Executive Officers and Corporate Governance” have been amended to report Mr. McGowan’s correct age as 56 and Mr. Homfray’s correct age as 50.

No other information contained in the original filing is amended by this Form 10-K/A. The Form 10-K has been corrected and furnished in its entirety in this Form 10-K/A.

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

Technologies used to produce food cans include three-piece welded, two-piece drawn and wall-ironed and two-piece drawn and redrawn. The Company also offers its LIFTOFF™ series of food ends, including its EOLE™ (easy-open low energy) full pull-out steel food can ends, and PeelSeam™, a flexible aluminum foil laminated end. The Company offers expertise in closure design and decoration, ranging from quality printing of the closure in up to nine colors, to inside-the-cap printing, which offers customers new promotional possibilities, to better product protection through Ideal Closures™ and Superplus™. The Company’s commitment to innovation has led to developments in packaging materials, surface finishes, can shaping, lithography, filling, retorting, sealing and opening techniques and environmental performance.

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

Recent innovations include:

•	The SuperEnd™ beverage can end, which requires less metal than existing ends without any reduction in strength. The SuperEnd™ also offers improved pourability, drinkability, ease-of-opening and appearance over traditional ends. This technology is now commercially available globally through the Company’s efforts and through its licensees in South Africa, Japan and Australia.

•	Patented Easylift™ full pullout steel food can ends, launched recently by Nestlé for pet food. This revolutionary new end provides improved tab access and openability even compared to the Company’s market leading EOLE™ ends. Consumer tests indicate strong preference for this end over those of our competitors.

•	An expanding family of PeelSeam™ flexible lidding for cans that provides exceptional ease of opening and high quality graphics, and can still be applied with traditional closing technology.

•	Patented composite (metal and plastic) closures including the Company’s Ideal™ product line. These closures offer excellent barrier performance and improved tamper resistance while requiring less strength to open than standard metal vacuum closures. The Company supplies composite closures to a growing list of customers including Abbott Laboratories (Ensure), PepsiCo (Tropicana), Tree Top, Smuckers and Kraft (Planters). Other composite closures include Preson™ and the Company’s low-migration Superplus™ closure for baby food.

•	Value-added shaped beverage, food and aerosol cans, such as Heineken’s keg can, the Waistline soup can for Crosse & Blackwell and shaped aerosol containers for Wera Kraftform Fluid. This technology has the capability of reinforcing brand image, providing differentiation on the shelf, and reducing counterfeiting.

•	New specialty metal containers such as for Altoids Sours, Ballantine Whisky and the new Bosch Isio lawn tools. In addition, the new Clipper paint can was launched that can be opened and closed without the need of a prying tool.

•	A double-seam monitor that identifies seam defects on food or beverage containers in real time during high-speed seaming operations. In addition to reducing seam defects in its plants as well as those of fillers, the seamer can be monitored remotely to avoid downtime.

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

Crown Holdings, Inc.

	Americas		Europe		Asia-Pacific

Metal	Lawrence, MA	La Crosse, WI	Custines, France	Sevilla, Spain	Phnom Penh, Cambodia
Packaging	Kankakee, IL	Worland, WY	Korinthos, Greece	El Agba, Tunisia	Beijing, China
Beverage	Crawfordsville, IN	Cabreuva, Brazil	Patras, Greece	Izmit, Turkey	Foshan, China
and	Mankato, MN	Manaus, Brazil	Amman, Jordan	Dubai, UAE	Huizhou, China
Closures	Batesville, MS	Calgary, Canada	Dammam, Saudi Arabia	Botcherby, UK	Shanghai, China
	Dayton, OH	Montreal, Canada	Jeddah, Saudi Arabia	Braunstone, UK	Selangor, Malaysia
	Cheraw, SC	Weston, Canada	Agoncillo, Spain		Singapore
	Conroe, TX	Santafe de Bogota, Colombia			Bangkadi, Thailand
	Fort Bend, TX	Guadalajara, Mexico			Hanoi, Vietnam
	Winchester, VA	Carolina, Puerto Rico			Saigon, Vietnam
Olympia, WA

Food	Winter Garden, FL	Seattle, WA	Brive, France	Abidjan, Ivory Coast	Bangpoo, Thailand
and	Pulaski Park, MD	Oshkosh, WI	Carpentras, France	Toamasina, Madagascar	Haadyai, Thailand
Closures	Owatonna, MN	Bolton, Canada	Concarneau, France (2)	Casablanca, Morocco	Samrong, Thailand
	Omaha, NE	Chatham, Canada	Laon, France	Goleniow, Poland
	Lancaster, OH	Concord, Canada	Nantes, France	Pruszcz, Poland
	Massillon, OH	Dorval, Canada	Outreau, France	Alcochete, Portugal
	Mill Park, OH	Winnipeg, Canada	Perigueux, France	Timashevsk, Russia
	Portland, OR	Kingston, Jamaica	Lubeck, Germany	Dakar, Senegal
	Connellsville, PA	La Villa, Mexico	Mühldorf, Germany	Dunajska, Slovakia
	Hanover, PA	Barbados, West Indies	Seesen, Germany (2)	Bellville, South Africa
	Suffolk, VA	Trinidad, West Indies	Tema, Ghana	Logrono, Spain
			Thessaloniki, Greece	Molina de Segura, Spain
			Nagykoros, Hungary	Sevilla, Spain
			Athy, Ireland	Vigo, Spain
			Aprilia, Italy (2)	Neath, UK
			Battipaglia, Italy	Poole, UK
			Calerno S. Ilario d’Enza, Italy	Wisbech, UK
			Nocera Superiore, Italy (2)	Worcester, UK
Parma, Italy

Aerosol	Alsip, IL	Spartanburg, SC	Deurne, Belgium	Mijdrecht, Netherlands
	Decatur, IL	Toronto, Canada	Spilamberto, Italy	Sutton, UK
Faribault, MN

Specialty	Belcamp, MD		Hoboken, Belgium	Hoorn, Netherlands
Packaging	St. Laurent, Canada		Helsinki, Finland	Miravalles, Spain
			Chatillon-sur-Seine, France	Montmelo, Spain
			Rouen, France	Aesch, Switzerland
			Vourles, France	Aintree, UK
			Hilden, Germany	Carlisle, UK
			Mechernich, Germany	Mansfield, UK
			Chignolo Po, Italy	Newcastle, UK

Plastic	Venancio Aires, Brazil
Packaging	Manaus, Brazil

Canmaking	Norwalk, CT		Shipley, UK
& Spares

The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from plant to plant. Warehouse and delivery facilities are generally provided at each of the manufacturing locations, although the Company does lease outside warehouses.

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities. The Company has also opened new facilities to meet increases in market demand for its products. These actions reflect the Company’s continued commitment to realign manufacturing facilities to maintain its competitive position in its markets. The Company continually reviews its operations and evaluates strategic opportunities. Further discussion of the Company’s recent restructuring actions and divestitures is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Provision for Restructuring,” and “Provision for Asset Impairments and Loss/Gain on Sale of Assets,” and under Note B, Note O and Note P to the consolidated financial statements.

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

ITEM 6.     SELECTED FINANCIAL DATA (Continued)

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

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense for 2007 was $385, an increase of 21.8% from the 2006 expense of $316, following a decrease of 6.8% from $339 in 2005. The increase in 2007 was primarily due to higher incentive compensation costs and $16 from the impact of foreign currency translation. The decrease in 2006 was primarily due to decreased incentive compensation costs.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Liabilities and shareholders’ equity/(deficit)
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
Common stock, par value: $5.00; authorized: 500,000,000 shares;
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

A summary of restricted stock transactions during the year ended December 31, 2007 follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Beginning outstanding	825,383	$16.33
Awarded	394,221	22.92
Released	(360,746)	15.00

Ending outstanding	858,858	$18.89

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

Crown Holdings, Inc.

A reconciliation of segment income to consolidated income/(loss) from continuing operations before income taxes, minority interests and equity earnings for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005

Segment income of reportable segments	$630	$549	$597
Segment income of non-reportable segments	133	119	121
Corporate and other unallocated items	(121)	(92)	(146)
Provision for asbestos	(29)	(10)	(10)
Provision for restructuring	(20)	(15)	(13)
Provision for asset impairments and loss/gain on sale of assets	(100)	64	18
Loss from early extinguishments of debt			(383)
Interest expense	(318)	(286)	(361)
Interest income	14	12	9
Translation and exchange adjustments	12	(6)	(94)

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings	$201	$335	($262)

For the years ended December 31, 2007, 2006 and 2005, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Sales by major product were:

	2007	2006	2005

Metal beverage cans and ends	$3,596	$3,104	$2,925
Metal food cans and ends	2,591	2,447	2,355
Other metal packaging	1,389	1,312	1,280
Plastic packaging	61	54	53
Other products	90	65	62

Consolidated net sales	$7,727	$6,982	$6,675

Sales and long-lived assets for the major countries in which the Company operates were:

	Net Sales			Long-lived Assets

	2007	2006	2005	2007	2006	2005

United States	$2,098	$1,974	$2,008	$333	$362	$422
United Kingdom	855	778	799	196	217	222
France	679	629	612	112	114	126
Other	4,095	3,601	3,256	963	915	837

Consolidated total	$7,727	$6,982	$6,675	$1,604	$1,608	$1,607

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

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Title	Year Assumed Present Title
John W. Conway	62	Chairman of the Board, President and Chief Executive Officer	2001
Alan W. Rutherford	64	Vice Chairman of the Board, Executive Vice President and Chief Financial Officer	2001
Frank J. Mechura	65	President - Americas Division	2001
Raymond L. McGowan, Jr. *	56	President - Americas Division	2008
Christopher C. Homfray	50	President - European Division	2006
Jozef Salaerts **	53	President - Asia-Pacific Division	2007
Timothy J. Donahue	45	Senior Vice President - Finance	2000
Thomas A. Kelly	48	Vice President and Corporate Controller	2000

*	As previously disclosed, Mr. Mechura will retire from the Company on February 29, 2008. Effective January 1, 2008, Mr. McGowan replaced Mr. Mechura as President of the Americas Division.

**	As previously disclosed, Mr. Salaerts was appointed President of the Asia-Pacific Division, effective May 1, 2007. Mr. Salaerts replaced William Voss who resigned from his position as President of the Asia-Pacific Division in December 2006 and who retired as of July 31, 2007.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Corporate Governance” and “Executive Compensation” and is incorporated herein by reference.

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

(3)	Exhibits

3.a	Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

3.b	By-Laws of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.b of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

4.a	Specimen certificate of Registrant’s Common Stock (incorporated by reference to Exhibit 4.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

4.b	Form of the Registrant’s 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.c	Officers’ Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

4.d	Indenture dated as of April 1, 1993 between Crown Cork & Seal Company, Inc. and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No 1-2227)).

4.e	Terms Agreement dated March 31, 1993 (incorporated by reference to Exhibit 27 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.f	Indenture, dated December 17, 1996, among Crown Cork & Seal Company, Inc., Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.g	Form of the Registrant’s 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.h	Officers’ Certificate for 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.i	Form of the Registrant’s 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.j	Officers’ Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.k	Terms Agreement dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.l	Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

4.m	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

4.n	Amended and Restated Rights Agreement, dated as of December 9, 2004, between Crown Holdings, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 9, 2004 (File No. 0-50189)).

4.o	Supplemental Indenture to Indenture dated April 1, 1993, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.p	Supplemental Indenture to Indenture dated December 17, 1996, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer and Guarantor, Crown Cork & Seal Finance PLC, as Issuer, Crown Cork & Seal Finance S.A., as Issuer, Crown Holdings, Inc., as Additional Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

Crown Holdings, Inc.

4.q	U.S. Guarantee Agreement, dated as of September 1, 2004, among the Domestic Subsidiaries referred to therein and Citicorp North America Inc., as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.r	Non-U.S. Guarantee Agreement, dated as of February 26, 2003 among the Guarantors referred to therein and Citicorp International plc, as U.K. Administrative Agent (incorporated by reference to Exhibit 4.kk of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.s	Registration Rights Agreement relating to the 9.5% Second Priority Senior Secured Notes due 2011 and the 10.25% Second Priority Senior Secured Notes due 2011, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.mm of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.t	Registration Rights Agreement, dated as of September 1, 2004, by and among the Company, Crown European Holdings S.A., Citigroup Global Markets Inc. and Lehman Brothers Inc., as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 4.i of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.u	Indenture dated as of September 1, 2004, by and among Crown European Holdings, as Issuer, the Guarantors named therein and Wells Fargo Bank, as Trustee, relating to the 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.j of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.v	Form of Crown European Holdings’ 9.5% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.jj of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

4.w	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank Minnesota, N.A., as Trustee, governing Crown European Holdings’ 9.5% Second Priority Senior Secured Notes due 2011 and 10.25% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.oo of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.x	Form of Crown European Holdings’ 10.25% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.kk of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

4.y	Indenture dated as of February 26, 2003, by and among Crown European Holdings, the guarantors named therein and Wells Fargo Bank, N.A., as trustee, governing Crown European Holdings’ 10.875% Third Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.rr of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.z	Form of Crown European Holdings’ 10.875% Third Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.mm of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

4.aa	Form of Crown European Holdings’ 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

4.bb	Registration Rights Agreement relating to the 10.875% Third Priority Senior Secured Notes due 2013, dated as of February 26, 2003 among Crown European Holdings, Crown Holdings, Inc. and the other Guarantors named therein and the several purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.nn of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

4.cc	Registration Rights Agreement relating to the 6.25% First Priority Senior Secured Notes due 2011, dated as of October 6, 2004, by and among the Company, Crown European Holdings, S.A., Citigroup Global Markets Inc. and Lehman Brothers Inc., as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 4.a of the Registrant’s Current Report on Form 8-K dated October 6, 2004 (File No. 0-50189)).

4.dd	Credit Agreement, dated as of November 18, 2005, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings, S.A., as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, and various Lending Institutions (incorporated by reference to Exhibit 4.a of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.ee	Euro Bank Pledge Agreement, dated as of November 18, 2005, by Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.b of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.ff	Second Amended and Restated CEH Pledge Agreement, dated as of November 18, 2005, by Crown European Holdings S.A., as Pledgor and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.c of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.gg	Second Amended and Restated Shared Pledge Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.d of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.hh	Bank Pledge Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.e of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.ii	Second Amended and Restated U.S. Security Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Grantors and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 4.f of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.jj	U.S. Guarantee Agreement, dated as of November 18, 2005, among each of the subsidiaries listed therein of Crown Americas LLC and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

Crown Holdings, Inc.

4.kk	Second Amended and Restated Global Participation and Proceeds Sharing Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as U.K. Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as Second Priority Notes Trustee, Wells Fargo Bank, N.A., as Third Priority Notes Trustee, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as U.S. Collateral Agent, Deutsche Bank AG New York Branch, as Euro Collateral Agent, Deutsche Bank AG New York Branch, as Sharing Agent (as defined therein) and the other persons who may become party to the Agreement from time to time pursuant to and in accordance with Section 9 of the Agreement (incorporated by reference to Exhibit 4.h of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.ll	Registration Rights Agreement, dated as of November 18, 2005, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp., Citigroup Global Markets Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc., Banc of Americas Securities LLC, as Representatives of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the $500 million 7 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.i of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.mm	Registration Rights Agreement, dated as of November 18, 2005, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp., Citigroup Global Markets Inc., Lehman Brothers Inc., Deutsche Bank Securities Inc., Banc of Americas Securities LLC, as Representatives of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the $600 million 7 3/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.j of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.nn	Indenture, dated as of November 18, 2005, by and among Crown Americas LLC and Crown Americas Capital Corp., as Issuers, the Guarantors named therein and Citibank, N.A., as Trustee, relating to the 7 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.k of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.oo	Indenture, dated as of November 18, 2005, by and among Crown Americas LLC and Crown Americas Capital Corp., as Issuers, the Guarantors named therein and Citibank, N.A., as Trustee, relating to the 7 3/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.l of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.pp	Form of 7 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.m of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.qq	Form of 7 3/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.n of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.rr	Second Amended and Restated U.S. Intercreditor and Collateral Agency Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as U.K. Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as U.S. Collateral Agent (as defined within), the Company, Crown Americas LLC, Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., each of the U.S. subsidiaries of the Company listed therein, and the other persons who may become parties to the Agreement from time to time pursuant to and in accordance with Section 8 of the Agreement (incorporated by reference to Exhibit 4.o of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

Crown Holdings, Inc.

4.ss	Second Amended and Restated Euro Intercreditor and Collateral Agency Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as Euro Collateral Agent, Crown European Holdings SA, the subsidiaries of Crown European Holdings identified thereto and the other persons who may become parties to the Agreement from time to time pursuant to and in accordance with Section 6 of the Agreement, and any other obligor under any Financing Documents (as defined therein) (incorporated by reference to Exhibit 4.p of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No.0-50189)).

4.tt	Supplemental Indenture, dated as of November 18, 2005, to Indenture, dated as of February 26, 2003, among Crown European Holdings SA, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the dollar denominated 9 1/2% Second Priority Senior Secured Notes due 2011 and euro denominated 10 1/4% Second Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.q of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.uu	Supplemental Indenture, dated as of November 18, 2005, to Indenture, dated as of February 26, 2003, among Crown European Holdings SA, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 10 7/8% Third Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.r of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.vv	First Amendment to Credit Agreement, dated as of August 4, 2006, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent for Lenders, and with Deutsche Bank Securities, Inc. and Lehman Commercial Paper, Inc., as Joint Lead Arrangers for the Additional Term B Loans and as Joint Book Managers, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated by reference to Exhibit 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-50189)).

4.ww	Supplemental Indenture, dated as of December 6, 2006, to Indenture, dated as of September 1, 2004, among Crown European Holdings, as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee, relating to the 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 6, 2006 (File No.0-50189)).

Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request.

10.a	Second Amended and Restated Receivables Purchase Agreement, dated as of December 5, 2003, among Crown Cork & Seal Receivables (DE) Corporation, as Seller, CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), as Servicer, the banks and other financial institutions party thereto as Purchasers, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

10.b	First Amendment, dated as of September 1, 2004, to Second Amended and Restated Receivables Purchase Agreement among Crown Cork & Seal Receivables (DE) Corporation, as Seller, CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), as Servicer, the banks and other financial institutions party thereto, as Purchasers, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

10.c	First Amendment, dated as of September 1, 2004, to Second Amended and Restated Receivables Contribution and Sale Agreement among CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly known as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly known as Zeller Plastik, Inc.), CROWN Metal Packaging Canada LP, and Crown Cork & Seal Receivables (DE) Corporation (incorporated by reference to Exhibit 10.b of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.d	Second Amended and Restated Receivables Contribution and Sale Agreement, dated as of December 5, 2003, among CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly known as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly known as Zeller Plastik, Inc.), Crown Canadian Holdings ULC, and CROWN Metal Packaging Canada LP, as Sellers, Crown Cork & Seal Receivables (DE) Corporation, as Buyer, and CROWN Cork & Seal USA, Inc., as the Buyer’s Servicer (incorporated by reference to Exhibit 10.b of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-50189)).

10.e	Third Amended and Restated Parent Undertaking Agreement, dated as of September 1, 2004, made by Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc, in favor of Citibank, N.A., as Agent and the Purchasers (incorporated by reference to Exhibit 10.c of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.f	Second Amended and Restated Intercreditor Agreement dated as of September 1, 2004, among Citibank, N.A., as Agent, Crown Holdings, Inc., Crown International Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Receivables (DE) Corporation, CROWN Cork & Seal USA, Inc. (formerly known as Crown Cork & Seal Company (USA), Inc.), CROWN Risdon USA, Inc. (formerly known as Risdon-AMS (USA), Inc.), CROWN Zeller USA, Inc. (formerly known as Zeller Plastik, Inc.), and Citicorp North America, Inc., as Administrative Agent and U.S. Collateral Agent (incorporated by reference to Exhibit 10.d of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

10.g	Intercreditor Agreement dated as of November 18, 2005, among Citibank, N.A., as Program Agent, the Company, Crown International Holdings, Inc., Crown Cork & Seal Company, Inc., Crown Cork & Seal Receivables (DE) Corporation, Crown Cork & Seal USA, Inc., Crown Risdon USA, Inc., CROWN Metal Packaging Canada LP and Deutsche Bank AG New York Branch and The Bank of Nova Scotia, as Bank Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

10.h	Employment Contracts:

(1)	Employment contract between Crown Holdings, Inc. and John W. Conway, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(2)	Employment contract between Crown Holdings, Inc. and Alan W. Rutherford, dated May 3, 2007(incorporated by reference to Exhibit 10.1(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(3)	Employment contract between Crown Holdings, Inc. and William H. Voss, dated May 3, 2007(incorporated by reference to Exhibit 10.1(c) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(4)	Employment contract between Crown Holdings, Inc. and Frank J. Mechura, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(5)	Employment contract between Crown Holdings, Inc. and Timothy J. Donahue, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

Crown Holdings, Inc.

(6) *	Employment contract between Crown Packaging UK PLC and Christopher C. Homfray, dated July 12, 2006.

(7) *	Employment contract between Crown Holdings, Inc. and Raymond L. McGowan, Jr., dated May 3, 2007.

10.i	Crown Cork & Seal Company, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-2227)).

10.j	Crown Holdings, Inc. Economic Profit Incentive Plan, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.i of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

10.k	Crown Holdings, Inc. Economic Profit Incentive Plan, dated as of January 1, 2005 (incorporated by reference to Exhibit 10.j of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

10.l *	Crown Holdings, Inc. Senior Executive Retirement Plan, as amended and restated as of January 1, 2008.

10.m	Senior Executive Retirement Agreements:

(1)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and John W. Conway, dated May 3, 2007 (incorporated by reference to Exhibit 10.4(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(2)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Alan W. Rutherford, dated May 3, 2007 (incorporated by reference to Exhibit 10.4(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(3)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and William H. Voss, dated May 3, 2007 (incorporated by reference to Exhibit 10.4(c) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(4)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Frank J. Mechura, dated May 3, 2007 (incorporated by reference to Exhibit 10.4(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(5)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Timothy J. Donahue, dated May 3, 2007 (incorporated by reference to Exhibit 10.4(e) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(6) *	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Christopher C. Homfray, effective January 1, 2008.

(7) *	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Raymond L. McGowan, Jr., dated May 3, 2007.

(8) *	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Jozef Salaerts, effective January 1, 2008.

10.n	Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2227)).

10.o	Amendment No. 1 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

Crown Holdings, Inc.

10.p	Amendment No. 2 to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.k of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.q	Amendment No. 3, effective December 14, 2006, to the Crown Holdings, Inc. 1990 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.q of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.r	Crown Holdings, Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 16, 1994 (Registration No. 33-52699)).

10.s	Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.g of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-2227)).

10.t	Amendment No. 1 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of September 21, 1998 (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-2227)).

10.u	Amendment No. 2 to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.o of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.v	Amendment No. 3, effective December 14, 2006, to the Crown Holdings, Inc. 1994 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.v of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.w	Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, amended and restated (incorporated by reference to the Registrant’s Definitive Additional Materials on Schedule 14A, filed with the Securities and Exchange Commission on April 13, 2000 (File No. 1-2227)).

10.x	Amendment No. 3 to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.q of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.y	Amendment No. 4, effective December 14, 2006, to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.y of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.z	Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

10.aa	Amendment No. 1 to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.s of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.bb	Amendment No. 2, effective December 14, 2006, to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.bb of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.cc	Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

10.dd	Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.dd of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

Crown Holdings, Inc.

10.ee	Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.ff	Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.ff of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.gg	Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-51089)).

10.hh	Crown Cork & Seal Company, Inc. Deferred Compensation Plan for Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.b of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.ii	Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.jj	Crown Cork & Seal Company, Inc. Pension Plan for Outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.kk	Amendment No. 1, effective April 1, 2005, to the Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-50189)).

10.ll	Master Definitions Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian Calculation Agent, FCC Account Bank, Liquidity Facility Provider and Swap Counterparty, Eliopée Limited, as Eliopée, GE Factofrance, as Back-up Servicer, Crown European Holdings, as Parent Company, the Entities listed in Schedule, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent (incorporated by reference to Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-50189)).

10.mm	Master Receivables Transfer and Servicing Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian, the Entities listed in Schedule 1 of Appendix 1, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent (incorporated by reference to Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-50189)).

10.nn	Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 24, 2006 (File No. 0-50189)).

10.oo	Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan.(incorporated by reference to Exhibit 10.pp of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.pp	Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

Crown Holdings, Inc.

Exhibits 10.h through 10.pp, inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

12. *	Computation of ratio of earnings to fixed charges.

18.1 *	Letter, dated February 28, 2008, from PricewaterhouseCoopersLLP.

21. *	Subsidiaries of Registrant.

23. *	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

99. *	Separate financial statements of affiliates whose securities are pledged as collateral.

c)	The consolidated statements and notes thereto and financial statement schedule for Crown Cork & Seal Company, Inc., included in Exhibit 99 above, are incorporated herein by reference.

*  Filed on February 28, 2008 with the Form 10-K dated December 31, 2007

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