Form 10-Q
period 2008-03-31
CROWN HOLDINGS INC
filed 2008-05-09
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No  __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    (Check one)
Large accelerated filer   X           Accelerated filer   __           Non-accelerated filer   __ (Do not check if a smaller reporting company)
Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
   Yes   __   No  X

There were 160,510,324 shares of Common Stock outstanding as of May 5, 2008.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share data)
(Unaudited)

	Three months ended March 31

	2008	2007

Net sales	$1,863	$1,713

Cost of products sold, excluding depreciation and amortization	1,554	1,443
Depreciation and amortization	53	55

Gross profit	256	215

Selling and administrative expense	102	95
Loss from early extinguishments of debt	2
Interest expense	77	76
Interest income	(3)	(3)
Translation and exchange adjustments	4	(1)

Income before income taxes, minority interests and equity earnings	74	48
Provision for income taxes	26	18
Minority interests and equity earnings	(21)	(12)

Net income	$27	$18

Earnings per average common share:
Basic	$0.17	$0.11

Diluted	$0.17	$0.11

Weighted average common shares outstanding:
Basic	159,187,316	162,273,457
Diluted	162,776,273	166,681,273

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2008	December 31, 2007

Assets
Current assets
Cash and cash equivalents	$282	$457
Receivables, net	937	673
Inventories	1,220	1,030
Prepaid expenses and other current assets	115	74

Total current assets	2,554	2,234

Goodwill	2,264	2,199
Property, plant and equipment, net	1,621	1,604
Other non-current assets	961	942

Total	$7,400	$6,979

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$61	$45
Current maturities of long-term debt	32	38
Accounts payable and accrued liabilities	1,909	2,000

Total current liabilities	2,002	2,083

Long-term debt, excluding current maturities	3,726	3,354
Postretirement and pension liabilities	624	625
Other non-current liabilities	631	579
Minority interests	349	323
Commitments and contingent liabilities (Note J)
Shareholders’ equity	68	15

Total	$7,400	$6,979

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Three months ended March 31	2008	2007

Net cash used for operating activities	($443)	($234)

Cash flows from investing activities
Capital expenditures	(33)	(44)
Other	(7)	(2)

Net cash used for investing activities	(40)	(46)

Cash flows from financing activities
Proceeds from long-term debt		5
Payments of long-term debt	(55)	(9)
Net change in short-term debt	338	151
Common stock issued	2	3
Common stock repurchased	(3)
Dividends paid to minority interests	(8)	(4)
Other	18

Net cash provided by financing activities	292	146

Effect of exchange rate changes on cash and cash equivalents	16	5

Net change in cash and cash equivalents	(175)	(129)

Cash and cash equivalents at January 1	457	407

Cash and cash equivalents at March 31	$282	$278

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME / (LOSS)
(In millions)
(Unaudited)

	Comprehensive	| | |	Common	Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Income	|	Stock	Capital	Deficit	Stock	Loss	Total
		|
Balance at January 1, 2007		|	$929	$1,589	($1,217)	($115)	($1,731)	($545)
Net income	$18	|			18			18
Translation adjustments	3	|					3	3
Amortization of prior service credit - pension,		|
net of tax	(1)	|					(1)	(1)
Amortization of net loss - pension, net of tax	18	|					18	18
Amortization of prior service credit - postretirement,		|
net of tax	(4)	|					(4)	(4)
Amortization of net loss - postretirement, net of tax	3	|					3	3
Derivatives qualifying as hedges	3	|					3	3
Available-for-sale securities	2	|					2	2
		|
Comprehensive income	$42	|
		|
Adoption of FIN 48		|			(16)			(16)
Restricted stock awarded		|		(2)		2
Stock-based compensation		|		5				5
Common stock issued —benefit plans		|		2		1		3
		|
		|
Balance at March 31, 2007		|	$929	$1,594	($1,215)	($112)	($1,707)	($511)
		|
		|
		|
Balance at January 1, 2008		|	$929	$1,516	($654)	($130)	($1,646)	$15
Net income	$27	|			27			27
Translation adjustments	(25)	|					(25)	(25)
Amortization of net loss - pension, net of tax	12	|					12	12
Amortization of prior service credit - postretirement,		|
net of tax	(2)	|					(2)	(2)
Amortization of net loss - postretirement, net of tax	1	|					1	1
Derivatives qualifying as hedges	39	|					39	39
Available-for-sale securities	(2)	|					(2)	(2)
		|
Comprehensive income	$50	|
		|
Restricted stock awarded		|		(2)		2
Stock-based compensation		|		4				4
Common stock issued —benefit plans		|		1		1		2
Common stock repurchased		|		(2)		(1)		(3)
		|
		|
Balance at March 31, 2008		|	$929	$1,517	($627)	($128)	($1,623)	$68

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of March 31, 2008 and the results of its operations and its cash flows for the three month periods ended March 31, 2008 and 2007. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, have been condensed or omitted. The December 31, 2007 balance sheet data was derived from the audited consolidated financial statements as of December 31, 2007. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

B.	Recent Accounting and Reporting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157 (“FAS 157”), “Fair Value Measurements” for its financial assets and financial liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Expanded disclosures include a tabular presentation of the fair value of a company’s outstanding financial instruments according to a fair value hierarchy (i.e., levels 1, 2, 3, as defined) as well as enhanced disclosures regarding instruments in the level 3 category including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The adoption of FAS 157 did not have a material impact on the Company. The provisions of FAS 157 relating to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis are effective for the Company as of January 1, 2009. See Note F for additional information regarding FAS 157.

Effective January 1, 2008, the Company adopted SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of FAS 159 had no impact on the Company’s financial statements as the Company did not elect the fair value option.

In December 2007, the FASB issued SFAS No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” FAS 160 requires the recognition of noncontrolling (minority) interests as equity in the consolidated financial statements, but separate from the parent’s equity. The statement also requires that the amount of net income attributable to minority interests be included in consolidated net income on the face of the income statement. Assuming FAS 160 was adopted as of December 31, 2007, and using the amounts included in the Company’s financial statements as of that date, the adoption of FAS 160 would increase the Company’s shareholders’ equity from $15 to $338 due to the inclusion of minority interests of $323 in shareholders’ equity. The effect on the income statement for the year ended December 31, 2007 would be to increase the Company’s consolidated net income from $528 to $601 with the inclusion of $73 of net income attributable to minority interests, and the Company would separately disclose $73 of consolidated net income attributable to minority interests. FAS 160 also includes expanded disclosure requirements regarding interests of the parent and noncontrolling interests, and amends certain consolidation procedures of ARB No. 51 for consistency with the requirements of FAS 141(R). FAS 160 is effective for the Company as of January 1, 2009.

Crown Holdings, Inc.

C.	Stock-Based Compensation

During the first quarter of 2008, the Company awarded 482,337 shares of restricted and performance-based stock to certain senior executives, including 337,059 shares with time-vesting requirements and 145,278 shares containing a market performance feature. The time-vested awards vest ratably over three years on the anniversary date of the grant and had a grant-date fair value of $22.68 per share. The performance shares vest at the end of the three years based on the results of a market performance criterion. The number of performance shares that will ultimately vest in 2011 is based on the level of performance achieved, ranging between 0% and 200% of the shares awarded, and will be settled in stock. The estimated fair value of each performance share was calculated as $25.59 using a Monte Carlo valuation model. Also during the first quarter, 361,388 shares of service-based awards were released from restriction. The weighted average fair value of these shares on the date of release was $23.87 per share.

Unrecognized compensation cost related to unvested stock options and restricted stock was $26 and $16, respectively, at March 31, 2008. The weighted average period over which the expense is expected to be recognized is 4.9 years for stock options and 2.0 years for restricted stock.

As of March 31, 2008, outstanding stock options included 9,118,488 shares that were fully vested or expected to vest of which 5,880,897 were exercisable. The weighted average exercise price of the options that were fully vested or expected to vest was $16.14, the aggregate intrinsic value was $87, and the weighted average remaining contractual life was 5.8 years. The weighted average exercise price of options that were currently exercisable was $12.12, the aggregate intrinsic value was $81, and the weighted average remaining contractual life was 4.0 years.

The Company received cash proceeds of $2 and $3 from the exercise of stock options in the first three months of 2008 and 2007, respectively.

D.	Goodwill

Changes in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2008 were as follows:

	Americas	North America	European	European	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance at January 1, 2008	$428	$164	$780	$649	$178	$2,199
Foreign currency translation	(2)	(3)	25	41	4	65

Balance at March 31, 2008	$426	$161	$805	$690	$182	$2,264

E.	Inventories

	March 31,	December 31,
	2008	2007

Finished goods	$540	$380
Work in process	159	125
Raw materials and supplies	521	525

	$1,220	$1,030

F.	Fair Value Measurements

As discussed in Note B, FAS 157 provides a framework for measuring fair value under GAAP and provides a three-tier fair value hierarchy of pricing inputs used to report assets and liabilities that are adjusted to fair value. Level 1 includes inputs such as quoted prices which are available in active markets for identical assets or liabilities as of the report date. Level 2 includes inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the report date. Level 3 inputs include unobservable pricing inputs that are not corroborated by market data or other objective sources.

Crown Holdings, Inc.

The following table sets forth within the FAS 157 fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008:

		March 31, 2008

			Fair Value Measurements Using

		Assets/liabilities
		at fair value	Level 1	Level 2	Level 3

Assets
	Derivative instruments	$ 39	$ 33	$ 6
	Available-for-sale securities	7	7

	Total assets	$ 46	$ 40	$ 6

Liabilities
	Derivative instruments	$156		$156

The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy

The Company uses an income approach to value the assets and liabilities for outstanding derivative contracts including cross-currency swaps and foreign exchange forward contracts. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows under the terms of the contracts using market information as of the reporting date, such as prevailing interest rates and foreign exchange spot and forward rates, and are reported under Level 2 of the fair value hierarchy. The Company applies a market approach to value its exchange-traded available-for-sale securities and commodity price hedge contracts. Prices from observable markets are used to develop the fair value of these financial instruments and they are reported under Level 1.

Refer to Note G below for further discussion of the Company’s use of derivative instruments and their fair values.

G.	Derivative Financial Instruments

At March 31, 2008 and December 31, 2007, the Company had two outstanding cross-currency swaps with a combined notional value of $460. These swaps were designated as cash flow hedges and effectively convert fixed rate U.S. dollar intercompany debt into fixed rate euro intercompany debt. The aggregate fair values of these swaps at March 31, 2008 and December 31, 2007 were losses of $139 and $100, respectively, and were reported within other non-current liabilities. The Company also designated certain foreign exchange and commodity contracts as cash flow hedges of anticipated purchases or sales. At March 31, 2008 and December 31, 2007, the aggregate fair values of the foreign exchange contracts were losses of $14 and $6, respectively, and were reported within other current liabilities. The aggregate fair values of outstanding commodity price contracts at March 31, 2008 and December 31, 2007 were a gain of $33 and a loss of $19, respectively. At March 31, 2008 the commodity contract gains were reported within other current and non-current assets, and at December 31, 2007, the losses were reported in other current liabilities.

The Company designates certain foreign currency forward contracts as fair value hedges of recognized foreign denominated assets and liabilities and unrecognized foreign-denominated firm commitments. At both March 31, 2008 and December 31, 2007, the aggregate fair values of the outstanding contracts were losses of $3 and were reported in other current liabilities.

At March 31, 2008 and December 31, 2007, the Company had outstanding foreign exchange contracts that had not been designated as hedges. Changes in their fair values are reported currently in earnings as translation and exchange adjustments and offset foreign exchange adjustments which result from the remeasurement of related intercompany balances. The aggregate fair values of these contracts were gains of $6 at March 31, 2008 and $13 at December 31, 2007, and were reported in other current assets.

Crown Holdings, Inc.

H.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the three months ended March 31, 2008 and 2007, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance at January 1, 2007	$ 7	$ 4	$11
Payments	(5)		(5)

Balance at March 31, 2007	$ 2	$ 4	$ 6

Balance at January 1, 2008	$ 8	$ 7	$15
Payments	(2)	(6)	(8)

Balance at March 31, 2008	$ 6	$ 1	$ 7

I.	Asbestos–Related Liabilities

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

In April 2007, May 2006, May 2005, January 2005 and April 2004, the States of Georgia, South Carolina, Florida, Ohio and Mississippi, respectively, enacted legislation that limits the asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Georgia and South Carolina, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor’s assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

During the three months ended March 31, 2008, Crown Cork received approximately 1,000 new claims, settled or dismissed approximately 1,000 claims for a total of $1, and had approximately 79,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.

As of March 31, 2008, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $197, including $69 for unasserted claims and $5 for committed settlements that will be paid over time.

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

Underlying the accrual are assumptions that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Georgia, South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. Estimated additional costs of $42 beyond 2017 have not been included in the Company’s liability, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.

At the end of each quarter, the Company considers whether there have been any material developments that would cause it to update its asbestos liability accrual calculations. Absent any significant developments in the asbestos litigation environment in general or with respect to the Company specifically, the Company updates its accrual calculations in the fourth quarter of each year. The Company’s asbestos liability accrual is calculated in the fourth quarter of each year as the sum of its outstanding and expected future claims, multiplied by the expected average settlement cost of those claims, plus estimated legal fees. The expected number of claims, and the expected average settlement cost per claim, are calculated using projections based on the actual data for the most recent five years. Because claims are not submitted or settled evenly throughout the year, it is difficult to predict at any time during the year whether the number of claims or average settlement cost over the five year period ending December 31 of such year will increase compared to the prior five year period. The five year average settlement cost at the end of 2007 was higher than at the end of 2006. The effect of this increase in the expected average settlement cost per claim was partially mitigated by a decrease in the expected number of future claims. The combination of these two factors resulted in a charge of $29 in 2007 compared to charges of $10 in each of the preceding two years.

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

J.	Commitments and Contingent Liabilities

The Company and its subsidiaries are subject to various lawsuits and claims with respect to labor, environmental, securities, vendor, tax and other matters arising in the normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position or cash flow of the Company.

The Company has various commitments to purchase materials, supplies and utilities as part of the ordinary conduct of business. The Company’s basic raw materials for its products include tinplate and aluminum, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to certain customers to reflect these movements. There can be no assurances, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for standby letters of credit and for purchases of capital assets.

At March 31, 2008, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At March 31, 2008, the Company also had guarantees of $29 related to the residual values of leased assets.

K.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,

Earnings	2008	2007

Net income	$27	$18

Weighted average shares outstanding:
Basic	159.2	162.3
Add: dilutive stock options and restricted stock	3.6	4.4

Diluted	162.8	166.7

Basic and diluted earnings per share	$0.17	$0.11

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 4.3 million shares for the three months ended March 31, 2008 and 2.6 million shares for the same period in 2007. These shares were excluded because the exercise prices of the then outstanding options were above the average market prices for the related periods.

Crown Holdings, Inc.

L.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31 were as follows:

Pension Benefits	U.S. Plans		Non-U.S. Plans

	2008	2007	2008	2007

Service cost	$2	$2	$10	$9
Interest cost	19	19	46	41
Expected return on plan assets	(29)	(28)	(61)	(59)
Recognized prior service cost/(credit)	1	1	(2)	(2)
Recognized net loss	8	12	9	7

Net periodic cost/(credit)	$1	$6	$2	($4)

Other Postretirement Benefits

	2008	2007

Service cost	$2	$1
Interest cost	8	9
Recognized prior service credit	(6)	(4)
Recognized net loss	2	3

Net periodic cost	$6	$9

M.	Income Taxes

As of December 31, 2007, the Company had $77 of unrecognized tax benefits, including $36 related to a claim filed by the Company in the United States Court of Federal Claims to recover U.S. federal taxes paid in prior years. Due to a recent unfavorable ruling on a similar claim filed by another company, the Company has withdrawn its claim in this matter.

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

Crown Holdings, Inc.

The tables below present information about operating segments for the three months ended March 31, 2008 and 2007:

2008	External sales	Segment income

Americas Beverage	$ 417	$ 42
North America Food	185	11
European Beverage	348	51
European Food	488	41
European Specialty Packaging	105	1

Total reportable segments	1,543	$146

Non-reportable segments	320

Total	$1,863

2007	External sales	Segment income

Americas Beverage	$ 393	$ 37
North America Food	191	10
European Beverage	281	30
European Food	446	38
European Specialty Packaging	97	1

Total reportable segments	1,408	$116

Non-reportable segments	305

Total	$1,713

A reconciliation of segment income of reportable segments to consolidated income before income taxes, minority interests and equity earnings for the three months ended March 31, 2008 and 2007 follows:

	2008	2007

Segment income of reportable segments	$146	$116
Segment income of non-reportable segments	41	34
Corporate and unallocated items	(33)	(30)
Loss from early extinguishments of debt	(2)
Interest expense	(77)	(76)
Interest income	3	3
Translation and exchange adjustments	(4)	1

Income before income taxes, minority interests and equity earnings	$ 74	$ 48

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

Crown Holdings, Inc.

O.	Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2008 and 2007, and
• balance sheets as of March 31, 2008 and December 31, 2007

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,098	$765		$1,863

Cost of products sold, excluding depreciation
and amortization		($5)	920	639		1,554
Depreciation and amortization			31	22		53

Gross profit		5	147	104		256

Selling and administrative expense			77	25		102
Loss from early extinguishments of debt		2				2
Net interest expense		25	45	4		74
Technology royalty			(8)	8
Translation and exchange adjustments			7	(3)		4

Income/(loss) before income taxes, minority interests and equity earnings		(22)	26	70		74
Provision for income taxes			6	20		26
Equity earnings	$27	33	7		($67)

Income before minority interests and equity earnings	27	11	27	50	(67)	48
Minority interests and equity earnings				(21)		(21)

Net income	$27	$11	$27	$29	($67)	$27

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$1,058	$655		$1,713

Cost of products sold, excluding depreciation
and amortization		($3)	897	549		1,443
Depreciation and amortization			34	21		55

Gross profit		3	127	85		215

Selling and administrative expense			70	25		95
Net interest expense		23	47	3		73
Technology royalty			(7)	7
Translation and exchange adjustments			(1)			(1)

Income/(loss) before income taxes, minority interests and equity earnings		(20)	18	50		48
Provision for income taxes			6	12		18
Equity earnings	$18	35	6		($59)

Income before minority interests and equity earnings	18	15	18	38	(59)	30
Minority interests and equity earnings				(12)		(12)

Net income	$18	$15	$18	$26	($59)	$18

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$33	$249		$282
Receivables, net		$75	196	666		937
Intercompany receivables		2	74	39	($115)
Inventories			675	545		1,220
Prepaid expenses and other current assets	$4	12	94	5		115

Total current assets	4	89	1,072	1,504	(115)	2,554

Intercompany debt receivables		1,776	1,996	387	(4,159)
Investments	275	2,922	(590)		(2,607)
Goodwill			1,603	661		2,264
Property, plant and equipment, net			827	794		1,621
Other non-current assets		8	894	59		961

Total	$279	$4,795	$5,802	$3,405	($6,881)	$7,400

Liabilities and shareholders’ equity
Current liabilities
Short-term debt		$33	$9	$19		$61
Current maturities of long-term debt		5	5	22		32
Accounts payable and accrued liabilities	$8	9	1,128	764		1,909
Intercompany payables			39	76	($115)

Total current liabilities	8	47	1,181	881	(115)	2,002

Long-term debt, excluding current maturities		1,329	2,319	78		3,726
Long-term intercompany debt	203	2,524	1,101	331	(4,159)
Postretirement and pension liabilities			604	20		624
Other non-current liabilities		139	322	170		631
Minority interests				349		349
Commitments and contingent liabilities

Shareholders’ equity	68	756	275	1,576	(2,607)	68

Total	$279	$4,795	$5,802	$3,405	($6,881)	$7,400

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities	($13)	($29)	($249)	($152)		($443)

Cash flows from investing activities
Capital expenditures			(11)	(22)		(33)
Intercompany investing activities		10	7		($17)
Other, net			(6)	(1)		(7)

Net cash provided by/(used for) investing activities		10	(10)	(23)	(17)	(40)

Cash flows from financing activities
Payments of long–term debt		(41)		(14)		(55)
Net change in short-term debt		206	120	12		338
Net change in long-term intercompany balances	14	(175)	98	63
Dividends paid			(10)	(7)	17
Common stock issued	2					2
Common stock repurchased	(3)					(3)
Dividends paid to minority interests				(8)		(8)
Other		16	2			18

Net cash provided by financing activities	13	6	210	46	17	292

Effect of exchange rate changes on cash and cash equivalents			1	15		16

Net change in cash and cash equivalents		(13)	(48)	(114)		(175)

Cash and cash equivalents at January 1		13	81	363		457

Cash and cash equivalents at March 31	$0	$0	$33	$249	$0	$282

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

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2008 and 2007, and
• balance sheets as of March 31, 2008 and December 31, 2007

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2008
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,863		$1,863

Cost of products sold, excluding depreciation and amortization			1,554		1,554
Depreciation and amortization			53		53

Gross profit			256		256

Selling and administrative expense		$3	99		102
Loss from early extinguishments of debt			2		2
Net interest expense		17	57		74
Translation and exchange adjustments			4		4

Income/(loss) before income taxes, minority interests and equity earnings		(20)	94		74
Provision/(benefit) for income taxes		(8)	34		26
Equity earnings	$27	39		($66)

Income before minority interests and equity earnings	27	27	60	(66)	48
Minority interests and equity earnings			(21)		(21)

Net income	$27	$27	$39	($66)	$27

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net sales			$1,713		$1,713

Cost of products sold, excluding depreciation and amortization			1,443		1,443
Depreciation and amortization			55		55

Gross profit			215		215

Selling and administrative expense		$3	92		95
Net interest expense		16	57		73
Translation and exchange adjustments			(1)		(1)

Income/(loss) before income taxes, minority interests and equity earnings		(19)	67		48
Provision/(benefit) for income taxes		(5)	23		18
Equity earnings	$18	32		($50)

Income before minority interests and equity earnings	18	18	44	(50)	30
Minority interests and equity earnings			(12)		(12)

Net income	$18	$18	$32	($50)	$18

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2008
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$282		$282
Receivables, net			937		937
Inventories			1,220		1,220
Prepaid expenses and other current assets	$4		111		115

Total current assets	4		2,550		2,554

Intercompany debt receivables			385	($385)
Investments	275	$1,030		(1,305)
Goodwill			2,264		2,264
Property, plant and equipment, net			1,621		1,621
Other non-current assets		415	546		961

Total	$279	$1,445	$7,366	($1,690)	$7,400

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$61		$61
Current maturities of long-term debt		$1	31		32
Accounts payable and accrued liabilities	$8	89	1,812		1,909

Total current liabilities	8	90	1,904		2,002

Long-term debt, excluding current maturities		698	3,028		3,726
Long-term intercompany debt	203	182		($385)
Postretirement and pension liabilities			624		624
Other non-current liabilities		200	431		631
Minority interests			349		349
Commitments and contingent liabilities
Shareholders’ equity	68	275	1,030	(1,305)	68

Total	$279	$1,445	$7,366	($1,690)	$7,400

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$457		$457
Receivables, net			673		673
Inventories			1,030		1,030
Prepaid expenses and other current assets	$2		72		74

Total current assets	2		2,232		2,234

Intercompany debt receivables			375	($375)
Investments	225	$968		(1,193)
Goodwill			2,199		2,199
Property, plant and equipment, net			1,604		1,604
Other non-current assets		416	526		942

Total	$227	$1,384	$6,936	($1,568)	$6,979

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$45		$45
Current maturities of long-term debt			38		38
Accounts payable and accrued liabilities	$23	$69	1,908		2,000

Total current liabilities	23	69	1,991		2,083

Long-term debt, excluding current maturities		698	2,656		3,354
Long-term intercompany debt	189	186		($375)
Postretirement and pension liabilities			625		625
Other non-current liabilities		206	373		579
Minority interests			323		323
Commitments and contingent liabilities
Shareholders’ equity	15	225	968	(1,193)	15

Total	$227	$1,384	$6,936	($1,568)	$6,979

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2008
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($13)	$1	($431)		($443)

Cash flows from investing activities
Capital expenditures			(33)		(33)
Intercompany investing activities		3		($3)
Other, net			(7)		(7)

Net cash provided by/(used for) investing activities		3	(40)	(3)	(40)

Cash flows from financing activities
Payments of long-term debt			(55)		(55)
Net change in short-term debt			338		338
Net change in long-term intercompany balances	14	(4)	(10)
Dividends paid			(3)	3
Common stock issued	2				2
Common stock repurchased	(3)				(3)
Dividends paid to minority interests			(8)		(8)
Other			18		18

Net cash provided by/(used for) financing activities	13	(4)	280	3	292

Effects of exchange rate changes on cash and cash equivalents			16		16

Net change in cash and cash equivalents			(175)		(175)

Cash and cash equivalents at January 1			457		457

Cash and cash equivalents at March 31	$0	$0	$282	$0	$282

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

Crown Holdings, Inc.

Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

• statements of operations and cash flows for the three months ended March 31, 2008 and 2007, and
• balance sheets as of March 31, 2008 and December 31, 2007

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$484	$1,379		$1,863

Cost of products sold, excluding depreciation
and amortization			403	1,151		1,554
Depreciation and amortization			14	39		53

Gross profit			67	189		256

Selling and administrative expense		$2	34	66		102
Loss from early extinguishments of debt				2		2
Net interest expense		12	21	41		74
Technology royalty			(11)	11
Translation and exchange adjustments				4		4

Income/(loss) before income taxes,
minority interests and equity earnings		(14)	23	65		74
Provision/(benefit) for income taxes		(5)	12	19		26
Equity earnings	$27	28			($55)

Income before minority interests and equity earnings	27	19	11	46	(55)	48
Minority interests and equity earnings				(21)		(21)

Net income	$27	$19	$11	$25	($55)	$27

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net sales			$479	$1,234		$1,713

Cost of products sold, excluding depreciation
and amortization			409	1,034		1,443
Depreciation and amortization			15	40		55

Gross profit			55	160		215

Selling and administrative expense		$2	32	61		95
Net interest expense		15	18	40		73
Technology royalty			(8)	8
Translation and exchange adjustments				(1)		(1)

Income/(loss) before income taxes,
minority interests and equity earnings		(17)	13	52		48
Provision/(benefit) for income taxes		(6)	8	16		18
Equity earnings	$18	19	13		($50)

Income before minority interests and equity earnings	18	8	18	36	(50)	30
Minority interests and equity earnings				(12)		(12)

Net income	$18	$8	$18	$24	($50)	$18

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$9	$3	$270		$282
Receivables, net			10	927		937
Intercompany receivables			53	10	($63)
Inventories			277	943		1,220
Prepaid expenses and other current assets	$4	1	7	103		115

Total current assets	4	10	350	2,253	(63)	2,554

Intercompany debt receivables		961	446	45	(1,452)
Investments	275	804	75		(1,154)
Goodwill			453	1,811		2,264
Property, plant and equipment, net		2	320	1,299		1,621
Other non-current assets		41	575	345		961

Total	$279	$1,818	$2,219	$5,753	($2,669)	$7,400

Liabilities and shareholders’ equity
Current liabilities
Short-term debt				$61		$61
Current maturities of long-term debt		$4	$1	27		32
Accounts payable and accrued liabilities	$8	36	361	1,504		1,909
Intercompany payables			10	53	($63)

Total current liabilities	8	40	372	1,645	(63)	2,002

Long-term debt, excluding current maturities		1,529	701	1,496		3,726
Long-term intercompany debt	203	183	204	862	(1,452)
Postretirement and pension liabilities			423	201		624
Other non-current liabilities			244	387		631
Minority interests				349		349
Commitments and contingent liabilities

Shareholders’ equity	68	66	275	813	(1,154)	68

Total	$279	$1,818	$2,219	$5,753	($2,669)	$7,400

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	($13)	$14	$15	($459)		($443)

Cash flows from investing activities
Capital expenditures			(4)	(29)		(33)
Intercompany investing activities		4	3		($7)
Other, net		(6)		(1)		(7)

Net cash used for investing activities		(2)	(1)	(30)	(7)	(40)

Cash flows from financing activities
Payments of long–term debt				(55)		(55)
Net change in short-term debt		75		263		338
Net change in long-term intercompany balances	14	(120)	(16)	122
Dividends paid				(7)	7
Common stock issued	2					2
Common stock repurchased	(3)					(3)
Dividends paid to minority interests				(8)		(8)
Other				18		18

Net cash provided by/(used for) financing activities	13	(45)	(16)	333	7	292

Effect of exchange rate changes on cash and cash equivalents				16		16

Net change in cash and cash equivalents		(33)	(2)	(140)		(175)

Cash and cash equivalents at January 1		42	5	410		457

Cash and cash equivalents at March 31	$0	$9	$3	$270	$0	$282

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

Introduction

The following discussion presents management’s analysis of the results of operations for the three months ended March 31, 2008 compared to the corresponding period in 2007 and the changes in financial condition and liquidity from December 31, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

The Company’s principal areas of focus include improving segment income and cash flow from operations and reducing debt. See Note N to the consolidated financial statements for information regarding segment income.

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

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company’s total debt of $3,819 at March 31, 2008 increased $110 from $3,709 at March 31, 2007, including $199 of increase due to foreign currency translation.

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

Net Sales

Net sales in the first quarter of 2008 were $1,863, an increase of $150 or 8.8% compared to net sales of $1,713 for the same period in 2007. The increase in net sales in 2008 included, among other items, $119 due to foreign currency translation and $30 due to increased selling prices from the pass-through of increased raw material costs to customers. Overall volumes were up slightly as increased beverage can unit volume sales in emerging markets were offset by $39 of lower volumes in the North America Food and European Food segments. The Company expects to see continued strong sales in the emerging markets and expects an improvement in food can volumes in the remaining nine months of 2008. Sales from U.S. operations accounted for 26.0% and 28.2% of consolidated net sales in the first quarters of 2008 and 2007, respectively. Sales of beverage cans and ends accounted for 46.9% and sales of food cans and ends accounted for 33.0% of consolidated net sales in the first quarter of 2008 compared to 44.6% and 33.6%, respectively, in 2007.

Net sales in the Americas Beverage segment increased $24 or 6.1% from $393 in the first quarter of 2007 to $417 in the first quarter of 2008. The increase in net sales in 2008 was primarily due to $11 from increased sales unit volumes due to increased customer demand, and $10 from the impact of foreign currency translation.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net sales in the North America Food segment decreased $6 or 3.1% from $191 in the first quarter of 2007 to $185 in the first quarter of 2008. The decrease in net sales in 2008 was primarily due to $19 from lower sales unit volumes, partially offset by $7 of increased steel and other costs passed through in the form of higher selling prices, and $5 of foreign currency translation.

Net sales in the European Beverage segment increased $67 or 23.8% from $281 in the first quarter of 2007 to $348 in the first quarter of 2008. The increase in net sales in 2008 was primarily due to $44 from increased sales unit volumes and $19 from foreign currency translation. Increased customer demand was notable throughout the segment, including an improvement in the Middle East volumes in the first quarter of 2008 after unseasonably cool weather in the first quarter of 2007.

Net sales in the European Food segment increased $42 or 9.4% from $446 in the first quarter of 2007 to $488 in the first quarter of 2008. The increase in net sales in 2008 was primarily due to $55 of foreign currency translation, partially offset by a $20 decrease from lower sales unit volumes. The sales unit volume decrease reflects lower customer demand in the segment’s lowest volume season.

Net sales in the European Specialty Packaging segment increased $8 or 8.2% from $97 in the first quarter of 2007 to $105 in the first quarter of 2008. The increase in net sales in 2008 was primarily due to $12 of foreign currency translation, partially offset by $6 due to a decrease in sales unit volumes. The sales unit volume decrease reflects lower customer demand.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,554 for the first quarter of 2008, an increase of $111 compared to $1,443 for the same period in 2007. The increase was primarily due to higher costs for steel and aluminum, and also included $101 of foreign currency translation.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 83.4% for the first quarter of 2008 compared to 84.2% for the same period in 2007.

As a result of steel and aluminum price increases, the Company has implemented significant price increases to many of its customers. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of price increases or surcharges. In addition, if the Company is unable to purchase steel or aluminum for a significant period of time, the Company’s operations would be disrupted. The Company continues to monitor its core commodity and other cost inputs in relation to its pricing strategy.

Depreciation and Amortization

Depreciation and amortization was $53 in the first quarter of 2008 compared to $55 in the prior year period. The decrease was primarily due to lower capital spending in recent years and was net of $3 of increase due to foreign currency translation.

Selling and Administrative Expense

Selling and administrative expense was $102 in the first quarter of 2008 compared to $95 for the same period in 2007. The increase was primarily due to foreign currency translation of $6 as salary inflation increases were offset by lower headcount. As a percentage of net sales, selling and administrative expense was 5.5% for the first quarter of both 2008 and 2007.

Segment Income

Segment income in the Americas Beverage segment increased $5 or 13.5% from $37 in the first quarter of 2007 to $42 in the first quarter of 2008, primarily due to increased sales unit volumes due to increased customer demand.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Segment income in the North America Food segment increased $1 or 10.0% from $10 in the first quarter of 2007 to $11 in the first quarter of 2008. The increase in segment income in 2008 was primarily due to $3 from improved manufacturing performance, partially offset by a decrease of $2 due to lower sales unit volumes.

Segment income in the European Beverage segment increased $21 or 70% from $30 in the first quarter of 2007 to $51 in the first quarter of 2008. The increase in segment income in 2008 was primarily due to $15 from increased sales unit volumes, $3 from lower depreciation and $2 from foreign currency translation.

Segment income in the European Food segment increased $3 or 7.9% from $38 in the first quarter of 2007 to $41 in the first quarter of 2008. The increase in segment income in 2008 was primarily due to $6 of foreign currency translation and $2 of lower depreciation, partially offset by $6 from lower sales unit volumes.

Segment income of $1 in the European Specialty Packaging segment for the first quarter of 2008 was unchanged from the first quarter of 2007.

Interest Expense

Interest expense increased $1 from $76 in the first quarter of 2007 to $77 in the first quarter of 2008, primarily due to $4 of foreign currency translation offset by lower interest rates.

Taxes on Income

The effective tax rate of 35.1% for the first quarter of 2008 approximates the U.S. statutory rate of 35.0% as charges of $9 for valuation allowance adjustments, primarily due to losses in France and Canada, and $2 for withholding taxes, were offset by benefits from lower tax rates in certain non-U.S. jurisdictions. The Company expects its effective tax rate to be approximately 29% for the year.

The first quarter of 2007 included a tax charge of $18 on pre-tax income of $48. The difference of $1 between the pre-tax income at the U.S. statutory rate of 35% or a charge of $17, and the actual charge of $18 was primarily due to (i) charges of $6 for valuation allowance adjustments, primarily due to losses in France and Canada, and $2 for withholding taxes, offset by (ii) benefits from lower tax rates in certain non-U.S. jurisdictions.

Minority Interests and Equity Earnings

The charge for minority interests, net of equity earnings, increased $9 in the first quarter of 2008 compared to the same period of 2007. The increase for the first quarter of 2008 was primarily due to increased profits in the Company’s beverage can operations in the Middle East, South America and China due to higher sales unit volumes in these emerging markets.

Liquidity and Capital Resources

Cash from Operations

Cash of $443 was used by operating activities in the first quarter of 2008 compared to $234 used by operating activities during the same period in 2007. The increase of $209 in cash used by operating activities was primarily due to increases of $60 in receivables primarily due to the timing of the securitization of receivables, $37 in incentive compensation payments in 2008 due to higher accruals at the end of 2007 compared to 2006, $43 from the translation of foreign currency cash flows at higher exchange rates in 2008 due to the weakening of the U.S. dollar, and the payment in 2008 of additional raw material purchases from the end of 2007.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Investing Activities

Investing activities used cash of $40 during the first quarter of 2008 compared to cash used of $46 in the prior year period. Primary investing activities were capital expenditures of $33 in the first quarter of 2008 and $44 in the same period of 2007. The Company expects its full year capital expenditures to be approximately $170 in 2008 compared to $156 in 2007, with the difference primarily due to foreign currency translation.

Financing Activities

Financing activities provided cash of $292 during the first quarter of 2008 compared to cash provided of $146 during the same period in 2007. Cash provided by financing activities in the first quarters of 2008 and 2007 was primarily from short-term borrowings and was used to fund operating and investing activities.

As of March 31, 2008, the Company had $398 of borrowing capacity available under its revolving credit facility, equal to the total facility of $800 less $326 of borrowings and $76 of outstanding standby letters of credit.

Contractual Obligations

During the first quarter of 2008, purchase obligations covering new agreements for raw materials and other consumables increased by $241 for 2008, $305 for 2009 and $66 for 2010 above amounts provided within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note J, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first three months of 2008.

The discussion below repeats and expands the discussion from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 with respect to goodwill impairment and deferred tax valuation allowances. The discussion also includes additional disclosure with respect to the calculation of the Company’s asbestos-related liability accrual and the accounting for unrecognized gains and losses for the Company’s pension and postretirement benefit plans. The discussion below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Goodwill Impairment

The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. The impairment review involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on the average of the estimated fair values calculated using market values for comparable businesses and discounted cash flow projections. The Company’s estimates of future cash flows include assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows. Under the first method of calculating estimated fair value, the Company obtains publicly available trading multiples based on the enterprise value of companies in the packaging industry whose shares are publicly traded. The Company also reviews available information regarding the multiples used in recent transactions, if any, involving transfers of controlling interests in the packaging industry. The appropriate multiple is applied to the forecasted EBITDA (defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) of the reporting unit to obtain an estimated fair value. Under the second method, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include no growth assumption unless there has recently been a material change in the business or a material change is forecasted. The discount rate used is based on the average weighted-average cost of capital of companies in the packaging industry, which information is available through various sources. The terminal value at the end of the five years is the product of the projected EBITDA at the end of the five year period and the trading multiple.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The North America Food segment includes the North America Food and North America Closures reporting units. As of December 31, 2007, the estimated fair value of the North America Closures reporting unit was $24 higher than its carrying value, and the reporting unit had $68 of goodwill. The fair value of the North America Closures reporting unit was estimated based on the average of the fair values calculated using market values for comparable businesses and discounted cash flow projections, as described above. The Company used an average of the two methods in estimating fair value because it believes they provide an equal probability of yielding an appropriate fair value for the reporting unit. The maximum potential effect of weighting the two methods other than equally would have been to increase or decrease the estimated fair value at December 31, 2007 by $2 as the two methods provided values that were within $4 of the other. The Company assumed an EBITDA multiple of 8.0 times for the market value method. For its discounted cash flow projections the Company assumed a five-year projection of revenue and operating margins consistent with current results, a discount rate of 8.75%, and a terminal value of 8.0 times EBITDA at the end of the five years. Assuming all other factors remain the same, a $1 change in projected annual EBITDA changes the excess of estimated fair value over carrying value by $8; a change of 0.5 in the assumed EBITDA multiple changes the excess of estimated fair value over carrying varying value by $8; and a change in the discount rate to 7.75% or 9.75% changes the excess of estimated fair value over carrying value by $3.

It is possible that an impairment charge of up to $68 could be recorded for the North America Closures reporting unit if its estimated fair value were to fall below its carrying value.

During the fourth quarter of 2007, the Company recorded a goodwill impairment charge of $103 in its European metal vacuum food closures business due to a decrease in projected operating results. The European metal vacuum food closures business is included within the Company’s European Food segment. The segment income of the business was $6, $14 and $17 for the years ended December 31, 2007, 2006 and 2005, respectively, and as of the end of 2006, the Company was projecting 2007 segment income of $16.

The decrease in 2007 segment income, compared to 2006 results and the Company’s 2007 projections, was primarily due to lower sales unit volumes, an inability to recover cost increases through increased selling prices, and, to a lesser extent, increased costs due to a temporary disruption from the relocation of certain operations during the first half of 2007. The relocation of operations is complete and the related excess costs incurred in 2007 are not expected to recur in future years.

In its projections for the European metal vacuum food closures business for 2007, the Company expected to see some pressure on selling prices based on preliminary discussions with its customers, but believed it could compensate for these losses through increased sales unit volumes that could be obtained from existing or new customers throughout the year. However, due to aggressive pricing by certain of the Company’s competitors (an effort to maintain or increase their sales unit volumes), the Company was unable to increase volumes for 2007 as allocations were finalized during the first two quarters. In addition to the effect on the Company sales unit volumes, the competitive situation also depressed selling prices throughout the year beyond the Company’s expectations. The aggressive pricing policies evident in 2007 were unexpected in a business that had consistent segment income and relatively stable selling prices in recent years. As of October 31, 2007, it was management’s judgment that the adverse competitive situation was temporary based on its understanding of the competitive market at that time. However, at the conclusion of the 2008 budget process, which occurred at the end of 2007 only after initial discussions with existing and potential customers related to 2008 pricing and volumes, management concluded that the depressed selling prices and competition for sales volume would likely continue, and that 2008 segment income was unlikely to improve. Due to this second consecutive year of reduced segment income, and absent any evidence to the contrary, the Company determined that it was appropriate to assume similar results for its projections used to calculate the estimated fair value of the reporting unit at the end of 2007. As of December 31, 2007, the European metal vacuum food closures business had $68 of remaining carrying value including $19 of goodwill.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The Company believes segment income in the European metal vacuum food closures business will improve only when, and if, selling prices in the market increase or the Company is able to significantly increase its current sales unit volumes. The Company is attempting to reduce costs in the business through manufacturing efficiencies and manpower reductions, while also seeking to improve sales price and volume by supplying a quality product and technical support in a competitive market environment. The Company is unable to predict at this time whether these initiatives will be successful or whether and to what extent such initiatives will reduce costs and improve sales volumes and pricing.

Estimated fair value for the European metal vacuum food closures business was calculated in the fourth quarters of 2007 and 2006 using the methodology outlined above. The results achieved using the market value and discounted cash flow projections were weighted evenly as the Company believes they have an equal probability of providing an appropriate fair value. Weighting the two methods in any other proportion would not have had any effect on the 2006 impairment review as any combination would have resulted in an estimated fair value in excess of carrying value. For the 2007 impairment review, the maximum potential effect of weighting the two methods other than equally would have been to increase or decrease the impairment charge by $5. The primary assumptions used included EBITDA multiples of 8.0 times and 7.5 times, and discount rates of 8.75% and 7.0%, as of December 31, 2007 and 2006, respectively. The increases in the EBITDA multiple and discount rate used in 2007 compared to 2006 were due to increases in the market values and weighted average cost of capital of companies in the packaging industry from 2006 to 2007. The primary cause of the impairment charge in 2007 was a decrease in projected operating results as described above, as the net effect of the assumed multiple and discount rate changes was not significant.

Tax Valuation Allowances

The Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that a portion of the tax assets will not be realized. The estimate of the amount that will not be realized requires the use of assumptions concerning the Company’s future taxable income. The Company considers all sources of taxable income in estimating its valuation allowances, including taxable income in any available carry back period; the reversal of taxable temporary differences; tax-planning strategies; and taxable income expected to be generated in the future other than reversing temporary differences. Should the Company change its estimate of the amount of its deferred tax assets that it would be able to realize, an adjustment to the valuation allowance will result in an increase or decrease in tax expense in the period such a change in estimate is made.

At December 31, 2007, the Company reversed a portion of its U.S. valuation allowances and had approximately $360 of U.S. net deferred tax assets. The reversal of the valuation allowance was made based on management’s determination that it was more likely than not that a portion of its deferred tax benefits would be realized through future income. In forming this conclusion, the Company considered the fact that it no longer had cumulative losses in the U.S. over the past three years. The Company’s U.S. pre-tax book income/(loss) from continuing operations, as reported in Note X of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, was $4, $39 and ($60) for the years ended December 31, 2007, 2006 and 2005, respectively. However, these amounts represent the U.S. book income only and exclude additional U.S. taxable income from dividends and other foreign source income. Foreign source income in 2007 was $40 and the Company has included similar amounts in its projections of future taxable income. In addition, the loss of $60 in 2005 included charges of $53 related to early extinguishments of debt, and the Company has not included similar charges in its projections of future income.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The Company’s methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income. These estimates are projected through the life of the related deferred tax assets based on assumptions which management believes to be reasonable and consistent with current operating results. Future realization of the Company’s U.S. net deferred tax assets as of December 31, 2007 will require approximately $900 of aggregate future U.S. taxable income.

Asbestos-Related Liabilities

At the end of each quarter, the Company considers whether there have been any material developments that would cause it to update its asbestos liability accrual calculations. Absent any significant developments in the asbestos litigation environment in general or with respect to the Company specifically, the Company updates its accrual calculations in the fourth quarter of each year. The Company’s asbestos liability accrual is calculated in the fourth quarter of each year as the sum of its outstanding and expected future claims, multiplied by the expected average settlement cost of those claims, plus estimated legal fees. The expected number of claims, and the expected average settlement cost per claim, are calculated using projections based on the actual data for the most recent five years. Because claims are not submitted or settled evenly throughout the year, it is difficult to predict at any time during the year whether the number of claims or average settlement cost over the five year period ending December 31 of such year will increase compared to the prior five year period. The five year average settlement cost at the end of 2007 was higher than at the end of 2006. The effect of this increase in the expected average settlement cost per claim was partially mitigated by a decrease in the expected number of future claims. The combination of these two factors in 2007 resulted in a charge of $29 in 2007 compared to charges of $10 in each of the preceding two years. A 10% change in either the number of projected claims or the average cost per claim would increase or decrease the estimated liability at December 31, 2007 by $20. A 10% increase or decrease in these two factors at the same time would increase or decrease the estimated liability at December 31, 2007 by $42 and $38, respectively.

Pension and Postretirement Benefit Plans – Unrecognized Losses

As of December 31, 2007, the Company had unrecognized net losses in other comprehensive income of $1,480 related to its pension plans and $131 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to assumed returns, and changes in actuarial assumptions such as mortality. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2007 included charges of $78 for the amortization of unrecognized net losses, and the Company estimates charges of $74 in 2008. Unrecognized net losses of $1,480 in the pension plans as of December 31, 2007 include $861 in the U.K. defined benefit plan, $446 in the U.S defined benefit plan, $157 in the Canadian defined benefit plans, and $16 in other plans. The amortizable losses in the U.K. plan are being recognized over 21 years, representing the average expected life of inactive employees as over 90% of the plan participants are inactive and the fund is closed to new participants. The amortizable losses in the U.S. plan are being recognized over the average remaining service life of active participants of 11 years. The amortizable losses in the Canadian plans are being recognized over the average remaining service life of active participants of 11 years. An increase of 10% in the number of years used to amortize the unrecognized losses in each plan would decrease the estimated charges for 2008 by 9.1% or $7. A decrease of 10% in the number of years would increase the estimated charge for 2008 by 11.1% or $8.

Unrecognized net losses in the Company’s other postretirement benefit plans as of December 31, 2007, primarily include $117 in the U.S. plans, with the amortizable portion being recognized over the average remaining service life of active participants of 9 years. The Company’s other postretirement benefits expense for the year ended December 31, 2007 included charges of $10 for the amortization of unrecognized net losses, and the Company estimates charges of $9 in 2008. An increase of 10% in the number of years used to amortize the unrecognized losses in each plan would decrease the estimated charge for 2008 by 9.1% or $1. A decrease of 10% in the number of years would increase the estimated charge for 2008 by 11.1% or $1.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” FAS 161 amends and expands the disclosure requirements of SFAS No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities” with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for the Company as of January 1, 2009 and the Company is currently evaluating the disclosure implications of this statement.

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

In December 2007, the FASB issued SFAS No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” FAS 160 requires the recognition of noncontrolling (minority) interests as equity in the consolidated financial statements, but separate from the parent’s equity. The statement also requires that the amount of net income attributable to minority interests be included in consolidated net income on the face of the income statement. Assuming FAS 160 was adopted as of December 31, 2007, and using the amounts included in the Company’s financial statements as of that date, the adoption of FAS 160 would increase the Company’s shareholders’ equity from $15 to $338 due to the inclusion of minority interests of $323 in shareholders’ equity. The effect on the income statement for the year ended December 31, 2007 would be to increase the Company’s consolidated net income from $528 to $601 with the inclusion of $73 of net income attributable to minority interests, and the Company would separately disclose $73 of consolidated net income attributable to minority interests. FAS 160 also includes expanded disclosure requirements regarding interests of the parent and noncontrolling interests, and amends certain consolidation procedures of ARB No. 51 for consistency with the requirements of FAS 141(R). FAS 160 is effective for the Company as of January 1, 2009.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 within Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, the Company had approximately $1.2 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 before tax.

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

For information regarding the Company’s potential asbestos-related liabilities and other litigation, see Note I entitled “Asbestos-Related Liabilities” and Note J entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the quarter ended March 31, 2008, other than $3 of shares repurchased for the Company’s stock compensation plans.

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

Item 4.	Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on April 24, 2008. The matters voted upon and the results thereof are as follows:

(1)	Election of the Board of Directors	- - - - VOTES - - - -

		For	Withheld

	Jenne K. Britell	143,639,319	4,842,805
	John W. Conway	143,892,757	4,589,367
	Arnold W. Donald	144,218,953	4,263,171
	William G. Little	144,980,640	3,501,484
	Hans L. Löliger	144,782,130	3,699,994
	Thomas A. Ralph	144,972,230	3,509,894
	Hugues du Rouret	144,961,563	3,520,561
	Alan W. Rutherford	136,625,051	11,857,073
	Jim L. Turner	144,979,679	3,502,445
	William S. Urkiel	143,997,072	4,485,052

Crown Holdings, Inc.

(2)	Ratification of the re-appointment by the Audit Committee and the Board of Directors of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2008:

For	Against	Abstain
147,999,870	305,475	176,779

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Vice President and Corporate Controller

Date:  May 9, 2008