Form 10-Q
period 2008-06-30
CROWN HOLDINGS INC
filed 2008-07-28
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM  10-Q

                                  [  X  ]                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                  [      ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                                 FOR THE TRANSITION PERIOD FROM _______ TO _______

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
Yes   X     No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one)
Large accelerated filer  X                                                                                           Accelerated filer  __
Non-accelerated filer  __  (Do not check if a smaller reporting company)              Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ___   No   X

There were 160,956,974 shares of Common Stock outstanding as of July 25, 2008.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)
(Unaudited)

Three months ended June 30	2008	2007

Net sales	$2,196	$1,990

Cost of products sold, excluding depreciation and amortization	1,788	1,647
Depreciation and amortization	56	57

Gross profit	352	286

Selling and administrative expense	105	93
Gain on sale of assets	(2)	(10)
Provision for restructuring	1	5
Interest expense	79	77
Interest income	(2)	(4)
Translation and exchange adjustments	2	(7)

Income before income taxes, minority interests and equity earnings	169	132
Provision for income taxes	42	22
Minority interests and equity earnings	(28)	(19)

Net income	$99	$91

Earnings per average common share:
Basic	$0.62	$0.56
Diluted	$0.61	$0.54

Weighted average common shares outstanding:
Basic	159,631,670	162,900,139
Diluted	163,298,467	167,182,198

        The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)
(Unaudited)

Six months ended June 30	2008	2007

Net sales	$4,059	$3,703

Cost of products sold, excluding depreciation and amortization	3,342	3,090
Depreciation and amortization	109	112

Gross profit	608	501

Selling and administrative expense	207	188
Gain on sale of assets	(2)	(10)
Provision for restructuring	1	5
Loss from early extinguishment of debt	2
Interest expense	156	153
Interest income	(5)	(7)
Translation and exchange adjustments	6	(8)

Income before income taxes, minority interests and equity earnings	243	180
Provision for income taxes	68	40
Minority interests and equity earnings	(49)	(31)

Net income	$126	$109

Earnings per average common share:
Basic	$0.79	$0.67
Diluted	$0.77	$0.65

Weighted average common shares outstanding:
Basic	159,409,493	162,588,529
Diluted	163,037,370	166,933,467

        The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)

(In millions)
(Unaudited)

	June 30, 2008	December 31, 2007

Assets
Current assets
Cash and cash equivalents	$311	$457
Receivables, net	1,085	673
Inventories	1,325	1,030
Other current assets	116	74
Total current assets	2,837	2,234

Goodwill	2,266	2,199
Property, plant and equipment, net	1,612	1,604
Other non-current assets	983	942
Total	$7,698	$6,979

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$78	$45
Current maturities of long-term debt	29	38
Accounts payable and accrued liabilities	2,090	2,000
Total current liabilities	2,197	2,083

Long-term debt, excluding current maturities	3,692	3,354
Postretirement and pension liabilities	625	625
Other non-current liabilities	633	579
Minority interests	348	323
Commitments and contingent liabilities (Note J)
Shareholders’ equity	203	15

Total	$7,698	$6,979

        The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

(In millions)
(Unaudited)

Six months ended June 30	2008	2007

Net cash used for operating activities	$(354)	$(210)

Cash flows from investing activities
Capital expenditures	(71)	(76)
Proceeds from sale of property, plant and equipment	6	58
Other	(21)	(4)
Net cash used for investing activities	(86)	(22)

Cash flows from financing activities
Proceeds from long-term debt		6
Payments of long-term debt	(59)	(16)
Net change in revolving credit facility and short-term debt	328	134
Common stock repurchased	(3)
Common stock issued	7	9
Dividends paid to minority interests	(27)	(14)
Other	29
Net cash provided by financing activities	275	119

Effect of exchange rate changes on cash and cash equivalents	19	10

Net change in cash and cash equivalents	(146)	(103)

Cash and cash equivalents at January 1	457	407

Cash and cash equivalents at June 30	$311	$304

        The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(In millions)
(Unaudited)

							Accumulated
							Other
	Comprehensive Income		Common	Paid-In	Accumulated	Treasury	Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2007			$929	$1,589	$(1,217)	$(115)	$(1,731)	$(545)
Net income	$91	$109			109			109
Translation adjustments	16	19					19	19
Amortization of net loss and prior service cost included in net periodic pension and postretirement cost, net of tax	17	33					33	33
Derivatives qualifying as hedges	(2)	1					1	1
Available-for-sale securities	(3)	(1)					(1)	(1)
Comprehensive income	$119	$161
Adoption of FIN 48					(16)			(16)
Restricted stock awarded				(2)		2
Stock-based compensation				9				9
Common stock issued – benefit plans				3		5		8

Balance at June 30, 2007			$929	$1,599	$(1,124)	$(108)	$(1,679)	$(383)

Balance at January 1, 2008			$929	$1,516	$(654)	$(130)	$(1,646)	$15
Net income	$99	$126			126			126
Translation adjustments	17	(8)					(8)	(8)
Amortization of net loss and prior service cost included in net periodic pension and postretirement cost, net of tax	7	18					18	18
Derivatives qualifying as hedges	2	41					41	41
Available-for-sale securities		(2)					(2)	(2)
Comprehensive income	$125	$175
Restricted stock awarded				(2)		2
Stock-based compensation				9				9
Common stock issued – benefit plans				3		4		7
Common stock repurchased				(2)		(1)		(3)

Balance at June 30, 2008			$929	$1,524	$(528)	$(125)	$(1,597)	$203

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”).  The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions.  In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of June 30, 2008, the results of its operations for the three and six month periods ended June 30, 2008 and 2007, and its cash flows for the six month periods ended June 30, 2008 and 2007.  These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

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

Unrecognized compensation cost related to unvested stock options and restricted stock was $25 and $13, respectively, at June 30, 2008.  The weighted average period over which the expense is expected to be recognized is 4.6 years for stock options and 1.8 years for restricted stock.

As of June 30, 2008, outstanding stock options included 8,589,494 shares that were fully vested or expected to vest of which 5,279,759 were exercisable.  The weighted average exercise price of the options that were fully vested or expected to vest was $16.36 per share, the aggregate intrinsic value was $85, and the weighted average remaining contractual life was 5.7 years.  The weighted average exercise price of options that were currently exercisable was $11.94 per share, the aggregate intrinsic value was $77, and the weighted average remaining contractual life was 3.9 years.

The Company received cash proceeds of $7 and $8 from the exercise of stock options in the first six months of 2008 and 2007, respectively.

D.         Goodwill

Changes in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2008 were as follows:

	Americas	North America	European	European	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance as of January 1, 2008	$428	$164	$780	$649	$178	$2,199
Foreign currency translation	(2)	(2)	26	40	5	67
Balance as of June 30, 2008	$426	$162	$806	$689	$183	$2,266

E.          Inventories

	June 30,	December 31,
	2008	2007

Finished goods	$578	$380
Work in process	172	125
Raw material and supplies	575	525
	$1,325	$1,030

F.	Fair Value Measurements

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

Crown Holdings, Inc.

The following table sets forth within the FAS 157 fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

		June 30, 2008
			Fair Value Measurements Using
		Assets/liabilities
		at fair value	Level 1	Level 2	Level 3
Assets
	Derivative instruments	$38	$25	$13
	Available-for-sale securities	7	7
	Total assets	$45	$32	$13
Liabilities
	Derivative instruments	$154	$1	$153

The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

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

At June 30, 2008 and December 31, 2007, the Company had two outstanding cross-currency swaps with a combined notional value of $460.  These swaps were designated as cash flow hedges and effectively convert fixed rate U.S. dollar intercompany debt into fixed rate euro intercompany debt.  The aggregate fair values of these swaps at June 30, 2008 and December 31, 2007 were losses of $136 and $100, respectively, and were reported within other non-current liabilities.  The Company also designated certain foreign exchange and commodity contracts as cash flow hedges of anticipated purchases or sales.  At June 30, 2008 and December 31, 2007, the aggregate fair values of the foreign exchange contracts were net losses of $8 and $6, respectively, and were reported within other current assets and liabilities.  The aggregate fair values of outstanding commodity price contracts at June 30, 2008 and December 31, 2007 were a gain of $24 and a loss of $19, respectively.  At June 30, 2008 the fair values of the outstanding commodity contracts were reported within other current assets and liabilities, and at December 31, 2007, the fair values were reported in other current liabilities.

The Company designates certain foreign currency forward contracts as fair value hedges of recognized foreign denominated assets and liabilities and unrecognized foreign-denominated firm commitments.  At June 30, 2008 and December 31, 2007, the aggregate fair values of the outstanding contracts were net losses of $4 and $3, respectively, and were reported in other current assets and liabilities.

At June 30, 2008 and December 31, 2007, the Company had outstanding foreign exchange contracts that had not been designated as hedges.  Changes in their fair values are reported currently in earnings as translation and exchange adjustments and offset foreign exchange adjustments which result from the remeasurement of related intercompany balances.  The aggregate fair values of these contracts were net gains of $8 at June 30, 2008 and $13 at December 31, 2007, and were reported in other current assets and liabilities.

Crown Holdings, Inc.

H.         Restructuring

The components of the outstanding restructuring reserve and movements within these components during the six months ended June 30, 2008 and 2007, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total
Balance as of January 1, 2007	$7	$4	$11
Provision	4	1	5
Payments	(8)		(8)
Balance as of June 30, 2007	$3	$5	$8

Balance as of January 1, 2008	$8	$7	$15
Provision		1	1
Payments	(2)	(7)	(9)
Balance as of June 30, 2008	$6	$1	$7

The charge of $1 in 2008 was primarily for equipment transfer costs in the European food segment.

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

In June 2003, the State of Texas enacted legislation that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation.  Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets.  On October 31, 2003, Crown  Cork received a favorable  ruling on its motion for summary judgment in two asbestos-related cases pending against it in the district court of Harris County, Texas  (in Re  Asbestos Litigation  No. 90-23333,  District  Court, Harris County, Texas),  which  were appealed.   On May 4, 2006, the  Texas  Fourteenth Court of Appeals upheld the favorable ruling in one of the two cases (Barbara Robinson v. Crown Cork & Seal Company, Inc.,  No. 14-04-00658-CV,  Fourteenth  Courtof Appeals, Texas). The Appeals Court decision has been appealed by the plaintiff to the Texas Supreme Court where oral argument was held on February 7, 2008.  The Texas Supreme Court has not ruled on the appeal. In addition, a favorable ruling for summary judgment in an asbestos case pending against Crown Cork in the district court of Travis County, Texas (in Re Rosemarie Satterfield as Representative of the Estate of Jerrold Braley Deceased v. Crown Cork & Seal Company, Inc. District Court Travis County 98th Judicial District Cause No. GN-203572) has been appealed.  Although the Company believes that the rulings of the District Court and Appeals Court are correct, there can be no assurance that the legislation will be upheld by the Texas courts or in other cases that may challenge the legislation.  Adverse rulings in either or both of these cases could have a material impact on the Company.

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

During the six months ended June 30, 2008, Crown Cork received approximately 1,000 new claims, settled or dismissed approximately 2,000 claims for a total of $3, and had approximately 69,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.  During the second quarter of 2008, the Company updated its claims database to remove approximately 9,000 duplicate claims.  The removal of the duplicate claims had no effect on the Company’s accrual as these claims were not valued in calculating the accrual.

As of June 30, 2008, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $193, including $68 for unasserted claims and $3 for committed settlements that will be paid over time.

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

Crown Holdings, Inc.

At the end of each quarter, the Company considers whether there have been any material developments that would cause it to update its asbestos liability accrual calculations.  Absent any significant developments in the asbestos litigation environment in general or with respect to the Company specifically, the Company updates its accrual calculations in the fourth quarter of each year.  The Company’s asbestos liability accrual is calculated in the fourth quarter of each year as the sum of its outstanding and expected future claims, multiplied by the expected average settlement cost of those claims, plus estimated legal fees.  The expected number of claims, and the expected average settlement cost per claim,  are  calculated  using  projections  based  on  actual  data for the most recent five years.  Because claims are not submitted or settled evenly throughout  the  year, it  is  difficult  to  predict  at any time  during the year  whether the  number of   claims or average settlement  cost over the  five year period ending  December 31 of such year will increase  compared to the prior five year period.  The five year average settlement cost at the end of 2007 was higher than at the end of 2006. The effect of this increase in the expected average settlement cost per claim was partially mitigated by a decrease in the expected number of future claims.  The combination of these two factors resulted in a charge of $29 in 2007 compared to charges of $10 in each of the preceding two years.

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

At June 30, 2008, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested.   The Company accrues for costs associated with such indemnifications and potential costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At June 30, 2008, the Company also had guarantees of $29 related to the residual values of leased assets.

Crown Holdings, Inc.

K.       Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Earnings:
Income from continuing operations	$99	$91	$126	$109

Weighted average common shares outstanding:
Basic	159.6	162.9	159.4	162.6
Add: dilutive stock options and restricted stock	3.7	4.3	3.6	4.3
Diluted	163.3	167.2	163.0	166.9

Basic earnings per share	$0.62	$0.56	$0.79	$0.67

Diluted earnings per share	$0.61	$0.54	$0.77	$0.65

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 4.1 million and 4.2 million shares for the three and six month periods ended June 30, 2008, and 4.6 million shares  and 3.6 million shares for the three and six month periods ended June 30, 2007.  These shares were excluded because the assumed proceeds of the then outstanding options were above the average market prices for the related periods.

L.          Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits – U.S. Plans	2008	2007	2008	2007

Service cost	$2	$2	$4	$4
Interest cost	21	20	40	39
Expected return on plan assets	(30)	(28)	(59)	(56)
Recognized prior service cost			1	1
Recognized net loss	7	12	15	24
Settlement	3		3
Net periodic cost	$3	$6	$4	$12

The settlement cost of $3 occurred in the U.S. supplemental executive retirement plan due to lump sum payments made to certain retired executives.

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits – Non-U.S. Plans	2008	2007	2008	2007

Service cost	$10	$10	$20	$19
Interest cost	46	42	92	83
Expected return on plan assets	(62)	(61)	(123)	(120)
Recognized prior service credit	(1)	(1)	(3)	(3)
Recognized net loss	9	7	18	14
Net periodic cost/(credit)	$2	$(3)	$4	$(7)

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30		June 30
Other Postretirement Benefits	2008	2007	2008	2007

Service cost	$2	$1	$4	$2
Interest cost	7	8	15	17
Recognized prior service credit	(5)	(4)	(11)	(8)
Recognized net loss	2	4	4	7
Net periodic cost	$6	$9	$12	$18

M.       Income Taxes

As of December 31, 2007, the Company had $77 of unrecognized tax benefits, including $36 related to a claim filed by the Company in the United States Court of Federal Claims to recover U.S. federal taxes paid in prior years.  Due to a recent unfavorable ruling on a similar claim filed by another company, the Company has  withdrawn its claim in this matter

As of December 31, 2007, the Company had a full valuation allowance of $185 against its net U.S. deferred tax assets in France.  Due to improved profits in the Company’s French operations, including a reduction in interest expense due to a corporate restructuring in 2008, it is possible that some or all of the French deferred tax valuation allowance could be reversed in a future period.  The Company believes there is not sufficient positive evidence as of the filing of this Form 10-Q to reverse any portion of the French valuation allowance but will review the status each quarter, including at the end of the year when the 2008 results are complete and the 2009 budget is available.

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

The tables below present information about operating segments for the three and six months ended June 30, 2008 and 2007:

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Americas Beverage	$501	$488	$918	$881
North America Food	220	210	405	401
European Beverage	476	401	824	682
European Food	557	469	1,045	915
European Specialty Packaging	125	112	230	209
Total reportable segments	1,879	1,680	3,422	3,088

Non-reportable segments	317	310	637	615
Total	$2,196	$1,990	$4,059	$3,703

Crown Holdings, Inc.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Americas Beverage	$58	$57	$100	$94
North America Food	20	20	31	30
European Beverage	88	58	139	88
European Food	61	45	102	83
European Specialty Packaging	11	9	12	10
Total reportable segments	$238	$189	$384	$305

The following table reconciles the Company’s segment income of reportable segments to consolidated income from continuing operations before income taxes, minority interests and equity earnings:

Three Months Ended			Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Segment income of reportable segments	$238	$189	$384	$305
Segment income of non-reportable segments	46	31	87	65
Corporate and unallocated items	(37)	(27)	(70)	(57)
Provision for restructuring	(1)	(5)	(1)	(5)
Gain on sale of assets	2	10	2	10
Loss from early extinguishment of debt			(2)
Interest expense	(79)	(77)	(156)	(153)
Interest income	2	4	5	7
Translation and exchange adjustments	(2)	7	(6)	8
Income from continuing operations before income taxes, minority interests and equity earnings	$169	$132	$243	$180

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

Crown Holdings, Inc.

O.         Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and certain subsidiaries.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.  The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland.  The following condensed combining financial statements:

•	statements of operations for the three and six months ended June 30, 2008 and 2007,
•	balance sheets as of June 30, 2008 and December 31, 2007, and
•	statements of cash flows for the six months ended June 30, 2008 and 2007 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$1,268	$928		$2,196
Cost of products sold, excluding depreciation and amortization		$(5)	1,042	751		1,788
Depreciation and amortization			31	25		56

Gross profit		5	195	152		352

Selling and administrative expense		(1)	76	30		105
(Gain)/loss on sale of assets		(6)	7	(3)		(2)
Provision for restructuring				1		1
Net interest expense		26	47	4		77
Technology royalty			(10)	10
Translation and exchange adjustments			2			2

Income/(loss) before income taxes, minority interests and equity earnings		(14)	73	110		169
Provision for income taxes			23	19		42
Equity earnings	$99	77	49		$(225)

Income before minority interests and equity earnings	99	63	99	91	(225)	127
Minority interests and equity earnings				(28)		(28)
Net income	$99	$63	$99	$63	$(225)	$99

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$1,197	$793		$1,990
Cost of products sold, excluding depreciation and amortization		$(3)	990	660		1,647
Depreciation and amortization			34	23		57

Gross profit		3	173	110		286

Selling and administrative expense		(1)	71	23		93
Gain on sale of assets			(2)	(8)		(10)
Provision for restructuring			1	4		5
Net interest expense		25	48			73
Technology royalty			(8)	8
Translation and exchange adjustments			(5)	(2)		(7)

Income/(loss) before income taxes, minority interests and equity earnings		(21)	68	85		132
Provision for income taxes			2	20		22
Equity earnings	$91	78	25		$(194)

Income before minority interests and equity earnings	91	57	91	65	(194)	110
Minority interests and equity earnings				(19)		(19)
Net income	$91	$57	$91	$46	$(194)	$91

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$2,366	$1,693		$4,059
Cost of products sold, excluding depreciation and amortization		$(10)	1,962	1,390		3,342
Depreciation and amortization			62	47		109

Gross profit		10	342	256		608

Selling and administrative expense		(1)	153	55		207
(Gain)/loss on sale of assets		(6)	7	(3)		(2)
Provision for restructuring				1		1
Loss from early extinguishment of debt		2				2
Net interest expense		51	92	8		151
Technology royalty			(18)	18
Translation and exchange adjustments			9	(3)		6

Income/(loss) before income taxes, minority interests and equity earnings		(36)	99	180		243
Provision for income taxes			29	39		68
Equity earnings	$126	110	56		$(292)

Income before minority interests and equity earnings	126	74	126	141	(292)	175
Minority interests and equity earnings				(49)		(49)
Net income	$126	$74	$126	$92	$(292)	$126

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$2,255	$1,448		$3,703
Cost of products sold, excluding depreciation and amortization		$(6)	1,887	1,209		3,090
Depreciation and amortization			68	44		112

Gross profit		6	300	195		501

Selling and administrative expense		(1)	141	48		188
Gain on sale of assets			(2)	(8)		(10)
Provision for restructuring			1	4		5
Net interest expense		48	95	3		146
Technology royalty			(15)	15
Translation and exchange adjustments			(6)	(2)		(8)

Income/(loss) before income taxes, minority interests and equity earnings		(41)	86	135		180
Provision for income taxes			8	32		40
Equity earnings	$109	113	31		$(253)

Income before minority interests and equity earnings	109	72	109	103	(253)	140
Minority interests and equity earnings				(31)		(31)
Net income	$109	$72	$109	$72	$(253)	$109

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$33	$278		$311
Receivables, net		$74	211	800		1,085
Intercompany receivables		2	81	41	$(124)
Inventories			715	610		1,325
Other current assets	$2	12	91	11		116
Total current assets	2	88	1,131	1,740	(124)	2,837

Intercompany debt receivables		2,155	2,068	421	(4,644)
Investments	400	3,123	(107)		(3,416)
Goodwill			1,607	659		2,266
Property, plant and equipment, net			807	805		1,612
Other non-current assets		7	917	59		983
Total	$402	$5,373	$6,423	$3,684	$(8,184)	$7,698

Liabilities and shareholders’ equity
Current liabilities
Short-term debt		$22	$8	$48		$78
Current maturities of long-term debt		5	5	19		29
Accounts payable and accrued liabilities	$14	21	1,157	898		2,090
Intercompany payables			41	83	$(124)
Total current liabilities	14	48	1,211	1,048	(124)	2,197

Long-term debt, excluding current maturities		1,212	2,405	75		3,692
Long-term intercompany debt	185	2,607	1,477	375	(4,644)
Postretirement and pension liabilities			605	20		625
Other non-current liabilities		136	325	172		633
Minority interests				348		348
Commitments and contingent liabilities
Shareholders’ equity	203	1,370	400	1,646	(3,416)	203
Total	$402	$5,373	$6,423	$3,684	$(8,184)	$7,698

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$13	$81	$363		$457
Receivables, net		75	78	520		673
Intercompany receivables		2	70	47	$(119)
Inventories			590	440		1,030
Prepaid expenses and other current assets	$2	15	52	5		74
Total current assets	2	105	871	1,375	(119)	2,234

Intercompany debt receivables		1,624	1,924	381	(3,929)
Investments	225	2,724	(554)		(2,395)
Goodwill			1,582	617		2,199
Property, plant and equipment, net			842	762		1,604
Other non-current assets		9	886	47		942
Total	$227	$4,462	$5,551	$3,182	$(6,443)	$6,979

Liabilities and shareholders’ equity
Current liabilities
Short-term debt		$14	$2	$29		$45
Current maturities of long-term debt		4	5	29		38
Accounts payable and accrued liabilities	$23	22	1,161	794		2,000
Intercompany payables		1	46	72	$(119)
Total current liabilities	23	41	1,214	924	(119)	2,083

Long-term debt, excluding current maturities		1,116	2,157	81		3,354
Long-term intercompany debt	189	2,480	1,026	234	(3,929)
Postretirement and pension liabilities			606	19		625
Other non-current liabilities		100	323	156		579
Minority interests				323		323
Commitments and contingent liabilities

Shareholders’ equity	15	725	225	1,445	(2,395)	15
Total	$227	$4,462	$5,551	$3,182	$(6,443)	$6,979

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities		$(40)	$(202)	$(112)		$(354)

Cash flows from investing activities
Capital expenditures			(20)	(51)		(71)
Proceeds from sale of property, plant and equipment			1	5		6
Intercompany investing activities		429	(410)		$(19)
Other			(19)	(2)		(21)

Net cash provided by/(used for) investing activities		429	(448)	(48)	(19)	(86)

Cash flows from financing activities
Payments of long-term debt		(41)	(1)	(17)		(59)
Net change in revolving credit facility and short-term debt		113	193	22		328
Net change in long-term intercompany balances	$(4)	(499)	405	98
Common stock repurchased	(3)					(3)
Common stock issued	7					7
Dividends paid				(19)	19
Dividends paid to minority interests				(27)		(27)
Other		25	4			29

Net cash provided by/(used for) financing activities		(402)	601	57	19	275

Effect of exchange rate on cash and cash equivalents			1	18		19

Net change in cash and cash equivalents		(13)	(48)	(85)		(146)

Cash and cash equivalents at January 1		13	81	363		457

Cash and cash equivalents at June 30	$0	$0	$33	$278	$0	$311

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$20	$(19)	$(107)	$(104)		$(210)

Cash flows from investing activities
Capital expenditures			(40)	(36)		(76)
Proceeds from sale of property, plant and equipment			2	56		58
Intercompany investing activities		2	12		$(14)
Other				(4)		(4)

Net cash provided by/(used for) investing activities		2	(26)	16	(14)	(22)

Cash flows from financing activities
Proceeds from long-term debt				6		6
Payments of long-term debt			(1)	(15)		(16)
Net change in revolving credit facility and short-term debt		69	66	(1)		134
Net change in long-term intercompany balances	(29)	(52)	21	60
Common stock issued	9					9
Dividends paid				(14)	14
Dividends paid to minority interests				(14)		(14)

Net cash provided by/(used by) financing activities	(20)	17	86	22	14	119

Effect of exchange rate on cash and cash equivalents			2	8		10

Net change in cash and cash equivalents			(45)	(58)		(103)

Cash and cash equivalents at January 1			97	310		407

Cash and cash equivalents at June 30	$0	$0	$52	$252	$0	$304

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent).  No other subsidiary guarantees the debt.  The following condensed combining financial statements:

•	statements of operations for the three and six months ended June 30, 2008 and 2007,
•	balance sheets as of June 30, 2008 and December 31, 2007, and
•	statements of cash flows for the six months ended June 30, 2008 and 2007 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2008
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company
Net sales			$2,196		$2,196
Cost of products sold, excluding depreciation and amortization			1,788		1,788
Depreciation and amortization			56		56

Gross profit			352		352

Selling and administrative expense		$5	100		105
Gain on sale of assets			(2)		(2)
Provision for restructuring			1		1
Net interest expense		17	60		77
Translation and exchange adjustments			2		2

Income/(loss) before income taxes, minority interests and equity earnings		(22)	191		169
Provision/(benefit) for income taxes		(8)	50		42
Equity earnings	$99	113		$(212)

Income before minority and equity earnings	99	99	141	(212)	127
Minority interests and equity earnings			(28)		(28)
Net income	$99	$99	$113	$(212)	$99

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company
Net sales			$1,990		$1,990
Cost of products sold, excluding depreciation and amortization			1,647		1,647
Depreciation and amortization			57		57

Gross profit			286		286

Selling and administrative expense		$2	91		93
Gain on sale of assets			(10)		(10)
Provision for restructuring			5		5
Net interest expense		17	56		73
Translation and exchange adjustments			(7)		(7)

Income/(loss) before income taxes, minority interests and equity earnings		(19)	151		132
Provision/(benefit) for income taxes		(2)	24		22
Equity earnings	$91	108		$(199)

Income before minority and equity earnings	91	91	127	(199)	110
Minority interests and equity earnings			(19)		(19)
Net income	$91	$91	$108	$(199)	$91

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2008
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company
Net sales			$4,059		$4,059
Cost of products sold, excluding depreciation and amortization			3,342		3,342
Depreciation and amortization			109		109

Gross profit			608		608

Selling and administrative expense		$8	199		207
Gain on sale of assets			(2)		(2)
Provision for restructuring			1		1
Loss from early entinguishment of debt			2		2
Net interest expense		34	117		151
Translation and exchange adjustments			6		6

Income/(loss) before income taxes, minority interests and equity earnings		(42)	285		243
Provision/(benefit) for income taxes		(16)	84		68
Equity earnings	$126	152		$(278)

Income before minority interests and equity earnings	126	126	201	(278)	175
Minority interests and equity earnings			(49)		(49)
Net income	$126	$126	$152	$(278)	$126

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company
Net sales			$3,703		$3,703
Cost of products sold, excluding depreciation and amortization			3,090		3,090
Depreciation and amortization			112		112

Gross profit			501		501

Selling and administrative expense		$5	183		188
Gain on sale of assets			(10)		(10)
Provision for restructuring			5		5
Net interest expense		33	113		146
Translation and exchange adjustments			(8)		(8)

Income/(loss) before income taxes, minority interests and equity earnings		(38)	218		180
Provision/(benefit) for income taxes		(7)	47		40
Equity earnings	$109	140		$(249)

Income before minority interests and equity earnings	109	109	171	(249)	140
Minority interests and equity earnings			(31)		(31)
Net income	$109	$109	$140	$(249)	$109

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2008
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$311		$311
Receivables, net			1,085		1,085
Inventories			1,325		1,325
Other current assets	$2		114		116
Total current assets	2		2,835		2,837

Intercompany debt receivables			382	$(382)
Investments	400	$1,162		(1,562)
Goodwill			2,266		2,266
Property, plant and equipment, net			1,612		1,612
Other non-current assets		381	602		983
Total	$402	$1,543	$7,697	$(1,944)	$7,698

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$78		$78
Current maturities of long-term debt		$1	28		29
Accounts payable and accrued liabilities	$14	48	2,028		2,090
Total current liabilities	14	49	2,134		2,197

Long-term debt, excluding current maturities		697	2,995		3,692
Long-term intercompany debt	185	197		$(382)
Postretirement and pension liabilities			625		625
Other non-current liabilities		200	433		633
Minority interests			348		348
Commitments and contingent liabilities
Shareholders’ equity	203	400	1,162	(1,562)	203
Total	$402	$1,543	$7,697	$(1,944)	$7,698

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$457		$457
Receivables, net			673		673
Inventories			1,030		1,030
Prepaid expenses and other current assets	$2		72		74
Total current assets	2		2,232		2,234

Intercompany debt receivables			375	$(375)
Investments	225	$968		(1,193)
Goodwill			2,199		2,199
Property, plant and equipment, net			1,604		1,604
Other non-current assets		416	526		942
Total	$227	$1,384	$6,936	$(1,568)	$6,979

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$45		$45
Current maturities of long-term debt			38		38
Accounts payable and accrued liabilities	$23	$69	1,908		2,000
Total current liabilities	23	69	1,991		2,083

Long-term debt, excluding current maturities		698	2,656		3,354
Long-term intercompany debt	189	186		$(375)
Postretirement and pension liabilities			625		625
Other non-current liabilities		206	373		579
Minority interests			323		323
Commitments and contingent liabilities

Shareholders’ equity	15	225	968	(1,193)	15
Total	$227	$1,384	$6,936	$(1,568)	$6,979

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2008
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash used for operating activities		$(23)	$(331)		$(354)

Cash flows from investing activities
Capital expenditures			(71)		(71)
Proceeds from sale of property, plant and equipment			6		6
Intercompany investing activities		12		$(12)
Other			(21)		(21)

Net cash provided by/(used for) investing activities		12	(86)	(12)	(86)

Cash flows from financing activities
Payments of long-term debt			(59)		(59)
Net change in revolving credit facility and short-term debt			328		328
Net change in long-term intercompany balances	$(4)	11	(7)
Common stock repurchased	(3)				(3)
Common stock issued	7				7
Dividends paid			(12)	12
Dividends paid to minority interests			(27)		(27)
Other			29		29

Net cash provided by financing activities		11	252	12	275

Effect of exchange rate on cash and cash equivalents			19		19

Net change in cash and cash equivalents			(146)		(146)

Cash and cash equivalents at January 1			457		457

Cash and cash equivalents at June 30	$0	$0	$311	$0	$311

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$20	$(43)	$(187)		$(210)

Cash flows from investing activities
Capital expenditures			(76)		(76)
Proceeds from sale of property, plant and equipment			58		58
Intercompany investing activities		3		$(3)
Other			(4)		(4)

Net cash provided by/(used for) investing activities		3	(22)	(3)	(22)

Cash flows from financing activities
Proceeds from long-term debt			6		6
Payments of long-term debt			(16)		(16)
Net change in revolving credit facility and short-term debt			134		134
Net change in long-term intercompany balances	(29)	40	(11)
Common stock issued	9				9
Dividends paid			(3)	3
Dividends paid to minority interests			(14)		(14)

Net cash provided by/(used for) financing activities	(20)	40	96	3	119

Effect of exchange rate on cash and cash equivalents			10		10

Net change in cash and cash equivalents			(103)		(103)

Cash and cash equivalents at January 1			407		407

Cash and cash equivalents at June 30	$0	$0	$304	$0	$304

Crown Holdings, Inc.

Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and substantially all subsidiaries in the United States.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.  The following condensed combining financial statements:

•       statements of operations for the three and six months ended June 30, 2008 and 2007,
•       balance sheets as of June 30, 2008  and December 31, 2007, and
•       statements of cash flows for the six months ended June 30, 2008 and 2007 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$578	$1,618		$2,196
Cost of products sold, excluding depreciation and amortization			479	1,309		1,788
Depreciation and amortization			13	43		56

Gross profit			86	266		352

Selling and administrative expense		$2	33	70		105
Gain on sale of assets				(2)		(2)
Provision for restructuring				1		1
Net interest expense		10	24	43		77
Technology royalty			(13)	13
Translation and exchange adjustments		1		1		2

Income/(loss) before income taxes, minority interests and equity earnings		(13)	42	140		169
Provision/(benefit) for income taxes		(5)	20	27		42
Equity earnings	$99	42	77		$(218)

Income before minority interests and equity earnings	99	34	99	113	(218)	127
Minority interests and equity earnings				(28)		(28)
Net income	$99	$34	$99	$85	$(218)	$99

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$564	$1,426		$1,990
Cost of products sold, excluding depreciation and amortization			466	1,181		1,647
Depreciation and amortization			15	42		57

Gross profit			83	203		286

Selling and administrative expense		$2	31	60		93
Gain on sale of assets				(10)		(10)
Provision for restructuring			1	4		5
Net interest expense		15	19	39		73
Technology royalty			(8)	8
Translation and exchange adjustments				(7)		(7)

Income/(loss) before income taxes, minority interests and equity earnings		(17)	40	109		132
Provision/(benefit) for income taxes		(6)	8	20		22
Equity earnings	$91	46	59		$(196)

Income before minority interests and equity earnings	91	35	91	89	(196)	110
Minority interests and equity earnings				(19)		(19)
Net income	$91	$35	$91	$70	$(196)	$91

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2008
(in millions)

	Parent		Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales	$			$1,062	$2,997		$4,059
Cost of products sold, excluding depreciation and amortization				882	2,460		3,342
Depreciation and amortization				27	82		109

Gross profit				153	455		608

Selling and administrative expense			$4	67	136		207
Gain on sale of assets					(2)		(2)
Provision for restructuring					1		1
Loss from early extinguishment of debt					2		2
Net interest expense			22	45	84		151
Technology royalty				(24)	24
Translation and exchange adjustments			1		5		6

Income/(loss) before income taxes, minority interests and equity earnings			(27)	65	205		243
Provision/(benefit) for income taxes			(10)	32	46		68
Equity earnings		$126	70	93		$(289)

Income before minority interests and equity earnings		126	53	126	159	(289)	175
Minority interests and equity earnings					(49)		(49)
Net income		$126	$53	$126	$110	$(289)	$126

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$1,043	$2,660		$3,703
Cost of products sold, excluding depreciation and amortization			875	2,215		3,090
Depreciation and amortization			30	82		112

Gross profit			138	363		501

Selling and administrative expense		$4	63	121		188
Gain on sale of assets				(10)		(10)
Provision for restructuring			1	4		5
Net interest expense		30	37	79		146
Technology royalty			(16)	16
Translation and exchange adjustments				(8)		(8)

Income/(loss) before income taxes, minority interests and equity earnings		(34)	53	161		180
Provision/(benefit) for income taxes		(12)	16	36		40
Equity earnings	$109	65	72		$(246)

Income before minority interests and equity earnings	109	43	109	125	(246)	140
Minority interests and equity earnings				(31)		(31)
Net income	$109	$43	$109	$94	$(246)	$109

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$15	$1	$295		$311
Receivables, net			9	1,076		1,085
Intercompany receivables			57	11	$(68)
Inventories			270	1,055		1,325
Other current assets	$2	1	8	105		116
Total current assets	2	16	345	2,542	(68)	2,837

Intercompany debt receivables		1,239	716	510	(2,465)
Investments	400	845	687		(1,932)
Goodwill			453	1,813		2,266
Property, plant and equipment, net		2	314	1,296		1,612
Other non-current assets		39	590	354		983
Total	$402	$2,141	$3,105	$6,515	$(4,465)	$7,698

Liabilities and shareholders’ equity
Current liabilities
Short-term debt				$78		$78
Current maturities of long-term debt		$4	$1	24		29
Accounts payable and accrued liabilities	$14	14	365	1,697		2,090
Intercompany payables			11	57	$(68)
Total current liabilities	14	18	377	1,856	(68)	2,197

Long-term debt, excluding current maturities		1,599	700	1,393		3,692
Long-term intercompany debt	185	424	957	899	(2,465)
Postretirement and pension liabilities			428	197		625
Other non-current liabilities			243	390		633
Minority interests				348		348
Commitments and contingent liabilities
Shareholders’ equity	203	100	400	1,432	(1,932)	203
Total	$402	$2,141	$3,105	$6,515	$(4,465)	$7,698

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$42	$5	$410		$457
Receivables, net			10	663		673
Intercompany receivables			70	12	$(82)
Inventories			239	791		1,030
Prepaid expenses and other current assets	$2	1	4	67		74
Total current assets	2	43	328	1,943	(82)	2,234

Intercompany debt receivables		1,073	623	53	(1,749)
Investments	225	780	48		(1,053)
Goodwill			453	1,746		2,199
Property, plant and equipment, net		2	331	1,271		1,604
Other non-current assets		43	580	319		942
Total	$227	$1,941	$2,363	$5,332	$(2,884)	$6,979

Liabilities and shareholders’ equity
Current liabilities
Short-term debt				$45		$45
Current maturities of long-term debt		$4	$1	33		38
Accounts payable and accrued liabilities	$23	21	337	1,619		2,000
Intercompany payables			12	70	$(82)
Total current liabilities	23	25	350	1,767	(82)	2,083

Long-term debt, excluding current maturities		1,454	701	1,199		3,354
Long-term intercompany debt	189	416	396	748	(1,749)
Postretirement and pension liabilities			429	196		625
Other non-current liabilities			262	317		579
Minority interests				323		323
Commitments and contingent liabilities

Shareholders’ equity	15	46	225	782	(1,053)	15
Total	$227	$1,941	$2,363	$5,332	$(2,884)	$6,979

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities		$(13)	$58	$(399)		$(354)

Cash flows from investing activities
Capital expenditures			(12)	(59)		(71)
Proceeds from sale of property, plant and equipment			1	5		6
Intercompany investing activities		5	(517)	528	$(16)
Other		(6)		(15)		(21)

Net cash provided by/(used for) investing activities		(1)	(528)	459	(16)	(86)

Cash flows from financing activities
Payments of long-term debt			(1)	(58)		(59)
Net change in revolving credit facility and short-term debt		145		183		328
Net change in long-term intercompany balances	$(4)	(158)	467	(305)
Common stock repurchased	(3)					(3)
Common stock issued	7					7
Dividends paid				(16)	16
Dividends paid to minority interests				(27)		(27)
Other				29		29

Net cash provided by/(used for) financing activities		(13)	466	(194)	16	275

Effect of exchange rate on cash and cash equivalents				19		19

Net change in cash and cash equivalents		(27)	(4)	(115)		(146)

Cash and cash equivalents at January 1		42	5	410		457

Cash and cash equivalents at June 30	$0	$15	$1	$295	$0	$311

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$20	$(31)	$37	$(236)		$(210)

Cash flows from investing activities
Capital expenditures			(20)	(56)		(76)
Proceeds from sale of property, plant and equipment			1	57		58
Intercompany investing activities		10	3		$(13)
Other				(4)		(4)

Net cash provided by/(used for) investing activities		10	(16)	(3)	(13)	(22)

Cash flows from financing activities
Proceeds from long-term debt				6		6
Payments of long-term debt			(1)	(15)		(16)
Net change in revolving credit facility and short-term debt		50		84		134
Net change in long-term intercompany balances	(29)	(73)	(22)	124
Common stock issued	9					9
Dividends paid				(13)	13
Dividends paid to minority interests				(14)		(14)

Net cash provided by/(used for) financing activities	(20)	(23)	(23)	172	13	119

Effect of exchange rate on cash and cash equivalents				10		10

Net change in cash and cash equivalents		(44)	(2)	(57)		(103)

Cash and cash equivalents at January 1		60	4	343		407

Cash and cash equivalents at June 30	$0	$16	$2	$286	$0	$304

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and six months ended June 30, 2008 compared to the corresponding periods in 2007 and the changes in financial condition and liquidity from December 31, 2007.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, along with the consolidated financial statements and related notes included in and referred to within this report.

 Executive Overview

The Company’s principal areas of focus include improving segment income and cash flow from operations and reducing debt. See Note N to the consolidated financial statements for information regarding segment income.

Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. Key strategies for expanding revenue include targeting geographic markets with strong growth potential, such as southern, central and eastern Europe, the Middle East, Asia and Latin America, improving selling prices in certain product lines and developing innovative packaging products using proprietary technology.  The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and benefit costs.

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations.  In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt.  The Company’s total debt of $3,799 at June 30, 2008 increased $98 from $3,701 at June 30, 2007, including $177 of increase due to foreign currency translation.

Results of Operations

Net Sales

Net sales in the second quarter of 2008 were $2,196, an increase of $206 or 10.4% compared to net sales of $1,990 for the same period in 2007.  Net sales in the first six months of 2008 were $4,059, an increase of $356 or 9.6% compared to net sales of $3,703 for the same period in 2007. The increase in net sales for the second quarter and first six months included $139 and $258, respectively, of foreign currency translation. Sales from U.S. operations accounted for 26.2% of consolidated net sales in the first six months of 2008 compared to 28.5% for the same period in 2007.  Sales of beverage cans and ends accounted for 48.2% and sales of food cans and ends accounted for 32.3% of consolidated net sales in the first six months of 2008 compared to 47.2% and 32.1%, respectively, in 2007.

Net sales in the Americas Beverage segment in the second quarter increased 2.7% from $488 in 2007 to $501 in 2008. Net sales in the first six months increased 4.2% from $881 in 2007 to $918 in 2008. The increases in net sales in 2008 were primarily due to the pass-through of increased aluminum costs to customers in the form of higher selling prices.

Net sales in the North America Food segment in the second quarter increased 4.8% from $210 in 2007 to $220 in 2008, and in the first six months increased 1.0% from $401 in 2007 to $405 in 2008.  The increase in net sales in the quarter was primarily due to $12 from the pass-through of increased steel and other costs to customers in the form of higher selling prices and $4 due to foreign currency translation, partially offset by a decrease of $6 due to lower sales unit volumes.  The increase in net sales in the first six months was primarily due to $26 from the pass-through of increased costs to customers and $9 due to foreign currency translation, partially offset by a decrease of $32 due to lower sales unit volumes.

Net sales in the European Beverage segment increased 18.7% from $401 in the second quarter of 2007 to $476 in the same period in 2008.  Net sales in the first six months of 2008 increased 20.8% from $682 in 2007 to $824 in 2008.  The increases in the quarter and first six months of 2008 were primarily due to increased sales unit volumes and also included $26 of foreign currency translation for the quarter and $45 for the six months.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)
Net sales in the European Food segment increased 18.8% from $469 in the second quarter of 2007 to $557 in the same period in 2008, and net sales in the first six months of 2008 increased 14.2% from $915 in 2007 to $1,045 in 2008, primarily due to the impact of foreign currency translation of $67 for the quarter and $122 for the six months.

Net sales in the European Specialty Packaging segment increased 11.6% from $112 in the second quarter of 2007 to $125 in the same period in 2008, and net sales in the first six months of 2008 increased 10.0% from $209 in 2007 to $230 in 2008.  The increases were primarily due to the impact of foreign currency translation.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,788 and $3,342 for the second quarter and first six months of 2008, increases of $141 and $252 compared to $1,647 and $3,090 for the same periods in 2007.  The increases were primarily due to the impact of higher material costs for aluminum and steel and included $114 and $216 due to the impact of foreign currency translation for the quarter and six months.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 81.4% and 82.3% for the second quarter and first six months of 2008 compared to 82.8% and 83.4% for the same periods in 2007.

As a result of steel and aluminum price increases in recent years, the Company has implemented significant price increases with many of its customers.  The Company’s major metal suppliers have indicated that they expect prices to significantly increase in 2009.  Due to continuing worldwide supply/demand pressures, the Company expects other commodity related costs affecting its business to increase as well, including natural gas, electricity and freight related costs.  The Company intends to pass these raw material price increases on to its customers.  However, there can be no assurance that the Company will be able to fully recover from its customers the impact of price increases affecting the Company, or the timing of such recovery.  In addition, if the Company is unable to purchase steel, aluminum or other critical raw materials for a significant period of time, the Company’s operations would be disrupted.  The Company continues to monitor its core commodity and other cost inputs in relation to its pricing strategy.

Depreciation and Amortization

Depreciation and amortization was $56 and $109 in the second quarter and first six months of 2008, compared to $57 and $112 for the prior year periods.  Decreases due to lower capital spending in recent years were partially offset by increases due to the impact of foreign currency translation.

Gross Profit

Gross profit increased $66 from $286 in the second quarter of 2007 to $352 in the second quarter of 2008.  Gross profit as a percentage of net sales was 16.0% and 15.0% for the second quarter and fist six months of 2008, compared to 14.4% and 13.5% for the same prior year periods.  The improvements in gross profit in 2008 included foreign currency translation of $22 and $37 in the second quarter and first six months, respectively. The remaining improvement includes sales unit volume growth, primarily in beverage cans and food cans in the Company’s European division and beverage cans in the Asia-Pacific division.

Selling and Administrative Expense

Selling and administrative expense was $105 in the second quarter of 2008 compared to $93 for the same period in 2007.  The increase was primarily due to $7 of foreign currency translation and increased incentive compensation costs .  As a percentage of net sales, selling and administrative expense was 4.8% in the second quarter of 2008 compared to 4.7% for the same period in 2007.

Selling and administrative expense was $207 in the first six months of 2008 compared to $188 for the same period in 2007.  The increase was primarily due to $13 of foreign currency translation and increased incentive compensation costs.  As a percentage of net sales, selling and administrative expense was 5.1% for the first six months of 2008 and 2007.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

The expense for the second quarter and first six months also included a credit of $4 for litigation settlements, and a charge of $3 for pension settlement costs in the Company’s supplemental executive retirement plan. The credit for litigation settlements primarily arose from a malpractice claim the Company filed several years ago related to the sale of property.

Segment Income by Reportable Segment

As discussed in Note N to the consolidated financial statements, the Company defines segment income as net sales less cost of products sold, depreciation and amortization, and selling and administrative expenses.

Segment income in the Americas Beverage segment increased $1 from $57 in the second quarter of 2007 to $58 in the second quarter of 2008.  Segment income in the first six months increased $6 from $94 in 2007 to $100 in 2008.  The increases in 2008 were primarily due to cost reduction efforts, including improved plant operating efficiencies.

Segment income in the North America Food segment was $20 in the second quarters of 2007 and 2008.  Segment income in the first six months increased $1 from $30 in 2007 to $31 in 2008.  Lower sales unit volumes in the quarter and first six months of 2008 did not have a significant impact on segment income due to cost reduction efforts and plant operating efficiencies.

Segment income in the European Beverage segment increased $30 from $58 in the second quarter of 2007 to $88 in the second quarter of 2008.  Segment income in the first six months increased $51 from $88 in 2007 to $139 in 2008.  The increases in 2008 were primarily due to increased sales unit volumes, and also included $3 and $5 of foreign currency translation for the quarter and six months, respectively.

Segment income in the European Food segment increased $16 from $45 in the second quarter of 2007 to $61 in the second quarter of 2008.  Segment income in the first six months increased $19 from $83 in 2007 to $102 in 2008.  The increase in the quarter was primarily due to $9 of foreign currency translation and $6 from increased sales unit volumes.  The increase for six months was primarily due to $15 of foreign currency translation.

Segment income in the European Specialty Packaging segment increased $2 from $9 in the second quarter of 2007 to $11 in the second quarter of 2008.  Segment income in the first six months also increased $2, from $10 in 2007 to $12 in 2008.  The increases in the quarter and first six months were primarily due to foreign currency translation.

Restructuring

The results for the six month periods ended June 30, 2008 and 2007 included restructuring charges of $1 and $5, respectively.  See Note H to the consolidated financial statements for additional information on these charges.

Interest Expense

Interest expense increased $2 and $3, respectively, for the three and six months ended June 30, 2008 versus the same periods in 2007.  The increases were due to $5 of foreign currency translation for the second quarter and $9 for the first six months, partially offset by lower average debt outstanding.

Translation and Exchange Adjustments

The results for the three and six month periods ended June 30, 2008 included net foreign exchange losses of $2 and $6, respectively, for certain subsidiaries that have unhedged currency exposures arising primarily from intercompany debt obligations.  These currency exposures may continue to result in future foreign exchange gains or losses.  The Company may hedge or mitigate a portion of these exposures in the future through derivative instruments or intercompany loans.

Crown Holdings, Inc.

Item 2. Management’s Discussion and Analysis (Continued)

Taxes on Income

The second quarter of 2008 included net tax charges of $42 on pre-tax income of $169 for an effective rate of 24.9%.  The difference of $17 between the pre-tax income at the U.S. statutory rate of 35% or $59, and the tax charge of $42, was primarily due to benefits of $16 from lower tax rates in certain non-U.S. jurisdictions and $4 for valuation allowance adjustments, partially offset by charges of $2 for withholding taxes and $1 for other items.

The first six months of 2008 included net tax charges of $68 on pre-tax income of $243 for an effective rate of 28.0%.  The difference of $17 between the pre-tax income at the U.S. statutory rate of 35% or $85, and the tax charge of $68, was primarily due to $29 of benefits from lower tax rates in certain non-U.S. jurisdictions, partially offset by charges of $4 for withholding taxes, $5 for valuation allowance adjustments, and $3 for other items.

The second quarter of 2007 included net tax charges of $22 on pre-tax income of $132 for an effective rate of 16.7%.  The difference of $24 between the pre-tax income at the U.S. statutory rate of 35% or $46, and the tax charge of $22, was primarily due to benefits from lower tax rates in certain non-U.S. jurisdictions and valuation allowance adjustments.

The first six months of 2007 included net tax charges of $40 on pre-tax income of $180 for an effective rate of 22.2%.  The difference of $23 between the pre-tax income at the U.S. statutory rate of 35% or $63, and the tax charge of $40, was primarily due to benefits from lower tax rates in certain non-U.S. jurisdictions.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $9 and $18 in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007.  These increases were primarily due to increased profits in the Company’s beverage can operations in the Middle East, South America and China due to increased profits in these emerging markets.

Liquidity and Capital Resources

Cash from Operations

Cash of $354 was used for operating activities in the first six months of 2008 compared to $210 during the same period in 2007.  The increase of $144 in cash used for operating activities in 2008 was primarily due to an increase in working capital due to higher material costs, $37 of increased incentive compensation payments in 2008 due to higher accruals at the end of 2007 compared to 2006 and $44 from the translation of foreign currency cash flows at higher rates in 2008 due to the weakening of the U.S. dollar.

Investing Activities

Investing activities used cash of $86 during the first six months of 2008 compared to cash used of $22 in the prior year period.  Primary investing activities were capital expenditures of $71 in the first six months of 2008 and $76 in the same period of 2007. The Company expects its full year capital expenditures to be approximately $185 in 2008 compared to $156 in 2007.  Included in other investing activities in 2008 were payments of $13 to repurchase a portion of the outstanding shares from minority shareholders in the Company’s operations in Greece, which increased the Company’s ownership to 80.5%.  In 2007, the Company received $58 of proceeds from asset sales, primarily land and buildings, including $39 from the sale of a note related to property sold in 2006.

Financing Activities

Financing activities provided cash of $275 during the first six months of 2008 compared to cash provided of $119 during the same period in 2007.  The cash provided by financing activities in 2008 and 2007 was primarily related to increased short-term borrowings.  Dividends paid to minority interests increased from $14 in 2007 to $27 in 2008 due to increased payments from the Company’s joint venture beverage can operations in the Middle East.  Other financing activities of $29 in 2008 represent cash received upon the settlement of foreign currency contracts used to hedge intercompany debt obligations.

Crown Holdings, Inc.

Item 2. Management’s Discussion and Analysis (Continued)

As of June 30, 2008, the Company had $431 of borrowing capacity available under its revolving credit facility, equal to the total facility of $800 less $297 of borrowings and $72 of outstanding standby letters of credit.

Contractual Obligations

During the first six months of 2008, purchase obligations covering new agreements for raw materials and other consumables increased by $362 for 2008, $708 for 2009 and $445 for 2010 above amounts provided within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note J, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions.  Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company.  Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2007  describe the  significant  accounting  estimates and  policies  used in the preparation of the consolidated financial statements.  There have been no significant changes in the Company’s critical accounting policies during the first six months of 2008.

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

Crown Holdings, Inc.

Item 2. Management’s Discussion and Analysis (Continued)

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

In its projections for the European metal vacuum food closures business for 2007, the Company expected to see some pressure on selling prices based on preliminary discussions with its customers, but believed it could compensate for these losses through increased sales unit volumes that could be obtained from existing or new customers throughout the year.  However, due to aggressive pricing by certain of the Company’s competitors (an effort to maintain or increase their sales unit volumes), the Company was unable to increase volumes for 2007 as allocations were finalized during the first two quarters.  In addition to its effect on the Company's sales unit volumes, the competitive situation also depressed selling prices throughout the year beyond the Company’s expectations.  The aggressive pricing policies evident in 2007 were unexpected in a business that had consistent segment income and relatively stable selling prices in recent years.  As of  October 31, 2007,  it  was  management’s judgment that the adverse competitive situation was temporary based on its understanding of the competitive market at that time.  However, at the conclusion of the 2008 budget process, which occurred at the end of 2007 only after initial discussions with existing and potential customers related to 2008 pricing and volumes, management concluded that the depressed selling prices and  competition for sales volume would likely continue, and that 2008 segment income was unlikely to improve.  Due to this second consecutive year of reduced segment income, and absent any evidence to the contrary, the Company determined that it was appropriate to  assume  similar  results for its  projections  used to  calculate the  estimated  fair  value  of  the reporting unit at the end of 2007.  As of December 31, 2007, the European metal vacuum food closures business had $68 of remaining carrying value including $19 of goodwill.

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

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

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

Tax Valuation Allowances

The Company records a valuation valuation allowance to reduce its deferred tax assets when it is more likely than not that a portion of the tax assets will not be realized.  The estimate of the amount that will not be realized requires the use of assumptions concerning the Company’s future taxable income. The Company considers all sources of taxable income in estimating its valuation allowances, including taxable income in any available carry back period; the reversal of taxable temporary differences; tax-planning strategies; and taxable income expected to be generated in the future other than reversing temporary differences.  Should the Company change its estimate of the amount of its deferred tax assets that it would be able to realize, an adjustment to the valuation allowance will result in an increase or decrease in tax expense in the period such a change in estimate is made.

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

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

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

Unrecognized net losses in the Company’s other postretirement benefit plans as of December 31, 2007, primarily included $117 in the U.S. plans, with the amortizable portion being recognized over the average remaining service life of active participants of 9 years.  The Company’s other postretirement benefits expense for the year ended December 31, 2007 included charges of $10 for the amortization of unrecognized net losses, and the Company estimates charges of $9 in 2008. An increase of 10% in the number of years used to amortize the unrecognized losses in each plan would decrease the estimated charge for 2008 by 9.1% or $1. A decrease of 10% in the number of years would increase the estimated charge for 2008 by 11.1% or $1.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” The FSP attempts to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“FAS 141(R )”), “Business Combinations” and other generally accepted accounting principles. The FSP requires disclosure of information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the company’s intent and/or ability to renew or extend the arrangement. The FSP is effective for the Company as of January 1, 2009.  The guidance for determining the useful life of the recognized intangible asset in the FSP is to be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the FSP and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FAS 128, “Earnings per Share.” The guidance in the FSP applies to the calculation of EPS for share-based payment awards with rights to dividends or dividend equivalents.  Further, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The FSP is effective  for  the  Company  as  of  January 1, 2009.   All  prior-period  EPS  data presented will be adjusted retrospectively to conform to the provisions of the FSP. The Company is currently evaluating the FSP and does not expect its adoption to have a material impact on the Company’s calculation of earnings per share.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“FAS 141(R)”), “Business Combinations,” which replaces FAS 141. FAS 141(R) retains the requirement of FAS 141 that business combinations be accounted for at fair value using the acquisition method, but changes the accounting for acquisitions in certain areas.   Under   FAS  141(R)  acquisition  costs  will  be   expensed   as  incurred; noncontrolling (minority) interests will be valued at fair value at the  acquisition date;  in-process  research and development will be recorded at  fair  value as an  indefinite-lived  intangible  asset at  the  acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141(R) is effective for the Company for all business combinations for which the acquisition date is on or after January 1, 2009, and the Company does not expect its adoption to have a material impact on the Company’s financial statements at the date of adoption.

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

As of June 30, 2008, the Company had approximately $1.2 billion principal floating interest rate debt.  A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 before tax.

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

PART II – OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the quarter ended June 30, 2008.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding common stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors.  This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares.  The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion.

Item 6.	Exhibits

a) 31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: July 28, 2008