Form 10-Q
period 2008-09-30
CROWN HOLDINGS INC
filed 2008-10-24
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM  10-Q

[  X  ]                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Yes   X     No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one)
Large accelerated filer  X                                                               Accelerated filer  __                                           Smaller reporting company __
Non-accelerated filer  __  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ___   No   X

There were 161,153,066 shares of Common Stock outstanding as of October 22, 2008.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)
(Unaudited)

Three months ended September 30	2008	2007

Net sales	$2,369	$2,153

Cost of products sold, excluding depreciation and amortization	1,935	1,785
Depreciation and amortization	56	56

Gross profit	378	312

Selling and administrative expense	102	97
Provision for restructuring	3	9
Provision for asset impairments and loss/(gain) on sale of assets	2	(4)
Interest expense	76	79
Interest income	(3)	(2)
Translation and exchange adjustments	8	(5)

Income before income taxes, minority interests and equity earnings	190	138
Provision for income taxes	45	22
Minority interests and equity earnings	(31)	(23)

Net income	$114	$93

Earnings per average common share:
Basic	$0.71	$0.58
Diluted	$0.70	$0.56

Weighted average common shares outstanding:
Basic	160,006,745	161,238,844
Diluted	163,441,406	165,217,100

        The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)
(Unaudited)

Nine months ended September 30	2008	2007

Net sales	$6,428	$5,856

Cost of products sold, excluding depreciation and amortization	5,277	4,875
Depreciation and amortization	165	168

Gross profit	986	813

Selling and administrative expense	309	285
Provision for restructuring	4	14
Provision for asset impairments and loss/(gain) on sale of assets		(14)
Loss from early extinguishment of debt	2
Interest expense	232	232
Interest income	(8)	(9)
Translation and exchange adjustments	14	(13)

Income before income taxes, minority interests and equity earnings	433	318
Provision for income taxes	113	62
Minority interests and equity earnings	(80)	(54)

Net income	$240	$202

Earnings per average common share:
Basic	$1.50	$1.25
Diluted	$1.47	$1.21

Weighted average common shares outstanding:
Basic	159,610,030	162,158,144
Diluted	163,173,502	166,380,854

        The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)

(In millions)
(Unaudited)

	September 30, 2008	December 31, 2007

Assets
Current assets
Cash and cash equivalents	$332	$457
Receivables, net	1,067	673
Inventories	1,112	1,030
Other current assets	114	74
Total current assets	2,625	2,234

Goodwill	2,089	2,199
Property, plant and equipment, net	1,506	1,604
Other non-current assets	934	942
Total	$7,154	$6,979

Liabilities and shareholders’ equity
Current liabilities
Short-term debt	$64	$45
Current maturities of long-term debt	24	38
Accounts payable and accrued liabilities	1,900	2,000
Total current liabilities	1,988	2,083

Long-term debt, excluding current maturities	3,445	3,354
Postretirement and pension liabilities	584	625
Other non-current liabilities	566	579
Minority interests	352	323
Commitments and contingent liabilities (Note K)
Shareholders’ equity	219	15

Total	$7,154	$6,979

        The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

(In millions)
(Unaudited)

Nine months ended September 30	2008	2007

Net cash used for operating activities	$(146)	$(29)

Cash flows from investing activities
Capital expenditures	(114)	(105)
Proceeds from sale of property, plant and equipment	10	63
Other	(24)	(7)
Net cash used for investing activities	(128)	(49)

Cash flows from financing activities
Proceeds from long-term debt		22
Payments of long-term debt	(67)	(25)
Net change in revolving credit facility and short-term debt	212	125
Common stock repurchased	(3)	(118)
Common stock issued	10	12
Dividends paid to minority interests	(43)	(17)
Other	40
Net cash provided by/(used for) financing activities	149	(1)

Effect of exchange rate changes on cash and cash equivalents		20

Net change in cash and cash equivalents	(125)	(59)

Cash and cash equivalents at January 1	457	407

Cash and cash equivalents at September 30	$332	$348

        The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(In millions)
(Unaudited)

							Accumulated
							Other
	Comprehensive Income		Common	Paid-In	Accumulated	Treasury	Comprehensive
	Quarter	Year-To-Date	Stock	Capital	Deficit	Stock	Loss	Total

Balance at January 1, 2007			$929	$1,589	$(1,166)	$(115)	$(1,731)	$(494)
Net income	$93	$202			202			202
Translation adjustments	8	27					27	27
Amortization of net loss and prior service cost included in net periodic pension and postretirement cost, net of tax	16	49					49	49
Derivatives qualifying as hedges	(2)	(1)					(1)	(1)
Available-for-sale securities	(2)	(3)					(3)	(3)
Comprehensive income	$113	$274
Adoption of FIN 48					(16)			(16)
Restricted stock awarded				(2)		2
Stock-based compensation				11				11
Common stock repurchased				(94)		(24)		(118)
Common stock issued – benefit plans				7		7		14

Balance at September 30, 2007			$929	$1,511	$(980)	$(130)	$(1,659)	$(329)

Balance at January 1, 2008			$929	$1,516	$(654)	$(130)	$(1,646)	$15
Net income	$114	$240			240			240
Translation adjustments	(71)	(79)					(79)	(79)
Amortization of net loss and prior service cost included in net periodic pension and postretirement cost, net of tax	10	28					28	28
Derivatives qualifying as hedges	(46)	(5)					(5)	(5)
Available-for-sale securities	2
Comprehensive income	$9	$184
Restricted stock awarded				(2)		2
Stock-based compensation				13				13
Common stock issued – benefit plans				(2)		(1)		(3)
Common stock repurchased				5		5		10

Balance at September 30, 2008			$929	$1,530	$(414)	$(124)	$(1,702)	$219

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”).  The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions.  In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of September 30, 2008, the results of its operations for the three and nine month periods ended September 30, 2008 and 2007, and its cash flows for the nine month periods ended September 30, 2008 and 2007.  These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

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

B.	Recent Accounting and Reporting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157 (“FAS 157”), “Fair Value Measurements” to account for its financial assets and financial liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Expanded disclosures include a tabular presentation of the fair value of a company’s outstanding financial instruments according to a fair value hierarchy (i.e., levels 1, 2, 3, as defined) as well as enhanced disclosures regarding instruments in the level 3 category including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  FAS  157  emphasizes  that  fair  value  is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability.  The adoption of FAS 157 did not have a material impact on the Company.  The provisions of FAS 157 relating to nonfinancial assets, primarily goodwill, and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis are effective for the Company as of January 1, 2009.  See Note F for additional information regarding FAS 157.

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

Unrecognized compensation cost related to unvested stock options and restricted stock was $24 and $10, respectively, at September 30, 2008.  The weighted average period over which the expense is expected to be recognized is 4.4 years for stock options and 1.2 years for restricted stock.

As of September 30, 2008, outstanding stock options included 8,332,665 shares that were fully vested or expected to vest of which 5,027,335 were  exercisable.  The weighted average exercise price of the options that were fully vested or expected to vest was $16.57 per share, the aggregate intrinsic value was $56, and the weighted average remaining contractual life was 5.5 years.  The weighted average exercise price of options that were currently exercisable was $12.07 per share, the aggregate intrinsic value was $56, and the weighted average remaining contractual life was 3.6 years.

The Company received cash proceeds of $9 and $11 from the exercise of stock options in the first nine months of 2008 and 2007, respectively.

D.         Goodwill

Changes in the carrying amount of goodwill by reportable segment for the nine-month period ended September 30, 2008 were as follows:

	Americas	North America	European	European	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance as of January 1, 2008	$428	$164	$780	$649	$178	$2,199
Foreign currency translation	(4)	(6)	(52)	(34)	(14)	(110)
Balance as of September 30, 2008	$424	$158	$728	$615	$164	$2,089

E.          Inventories

	September 30,	December 31,
	2008	2007

Finished goods	$438	$380
Work in process	140	125
Raw material and supplies	534	525
	$1,112	$1,030

F.	Fair Value Measurements

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

Crown Holdings, Inc.

The following table sets forth within the FAS 157 fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008:

		September 30, 2008
			Fair Value Measurements Using
		Assets/liabilities
		at fair value	Level 1	Level 2	Level 3
Assets
	Derivative instruments	$50	$6	$44
	Available-for-sale securities	4	4
	Total assets	$54	$10	$44
Liabilities
	Derivative instruments	$146	$42	$104

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

Refer to Note G below for further discussion of the Company’s use of derivative instruments and their fair values at September 30, 2008.

G.         Derivative Financial Instruments

At September 30, 2008 and December 31, 2007, the Company had two outstanding cross-currency swaps with a combined notional value of $460.  These swaps were designated as cash flow hedges and effectively convert fixed rate U.S. dollar intercompany debt into fixed rate euro intercompany debt.  The aggregate fair values of these swaps at September 30, 2008 and December 31, 2007 were losses of $78 and $100, respectively, and were reported within other non-current liabilities.  The Company also designated certain foreign exchange and commodity contracts as cash flow hedges of anticipated purchases or sales.  At September 30, 2008 and December 31, 2007, the aggregate fair values of the foreign exchange contracts were net gains of $2 for 2008 and net losses of $6 for 2007 and were reported within other current assets and liabilities.  The aggregate fair values of outstanding commodity price contracts at September 30, 2008 and December 31, 2007 were net losses of $36 and $19, respectively.  The fair values of the outstanding commodity contracts were reported within other current assets and liabilities.

The Company designates certain foreign currency forward contracts as fair value hedges of recognized foreign denominated assets and liabilities and unrecognized foreign-denominated firm commitments.  At September 30, 2008 and December 31, 2007, the aggregate fair values of the outstanding contracts were net gains of $17 for 2008 and net losses of $3 for 2007 and were reported in other current assets and liabilities.

At September 30, 2008 and December 31, 2007, the Company had outstanding foreign exchange contracts that had not been designated as hedges.  Changes in their fair values are reported currently in earnings as translation and exchange adjustments and offset foreign exchange adjustments which result from the remeasurement of related intercompany balances.  The aggregate fair values of these contracts were net losses of $1 at September 30, 2008 and $13 at December 31, 2007, and were reported in other current assets and liabilities.

Crown Holdings, Inc.

H.    Asset Impairments

During the third quarter of 2008, the Company recorded an asset impairment charge of $4 to write down its investment in an available for sale security.  The charge of $4 included $2 to write down the investment from its carrying value of $3 to its fair value of $1, and $2 to reclassify balances from other comprehensive income to net income.  Fair value was determined based on quoted market prices.  The quoted market price for the investment had been declining steadily throughout the year and the investee company received a delisting notice in the third quarter of 2008.  Based on the declining fair value and the delisting notice, the Company determined during the third quarter that the impairment was other than temporary.

I.          Restructuring

The components of the outstanding restructuring reserve and movements within these components during the nine months ended September 30, 2008 and 2007, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total
Balance as of January 1, 2007	$7	$4	$11
Provision	4	10	14
Payments	(7)	(2)	(9)
Other	(1)	(6)	(7)
Balance as of September 30, 2007	$3	$6	$9

Balance as of January 1, 2008	$8	$7	$15
Provision	3	1	4
Payments	(4)	(7)	(11)
Other	(1)		(1)
Balance as of September 30, 2008	$6	$1	$7

The charge of $14 in 2007 included $6 for the reclassification of cumulative translation adjustments to earnings related to the closure of a plant in Asia, $4 for severance and other exit costs in the European food segment, $2 of corporate costs for the settlement of a labor dispute related to prior restructurings, and $2 of severance costs in South America.  The charge of $4 in 2008 included costs to reduce headcount at a plant in the European food segment.

J.          Asbestos-Related Liabilities

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

Crown Holdings, Inc.

In June 2003, the State of Texas enacted legislation that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation.  Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets.  On October 31, 2003, Crown  Cork received a favorable  ruling on its motion for summary judgment in an asbestos-related case pending against it in the district court of Harris County, Texas  (in Re  Asbestos Litigation  No. 90-23333,  District  Court, Harris County, Texas),  which  was appealed.   On May 4, 2006, the  Texas  Fourteenth Court of Appeals upheld the favorable ruling in that case (Barbara Robinson v. Crown Cork & Seal Company, Inc.,  No. 14-04-00658-CV,  Fourteenth  Court of Appeals, Texas). The Appeals Court decision has been appealed by the plaintiff to the Texas Supreme Court where oral argument was held on February 7, 2008.  The Texas Supreme Court has not ruled on the appeal. A favorable ruling for summary judgment in an asbestos case pending  against  Crown Cork in the district court of Travis County, Texas (in Re Rosemarie Satterfield as Representative of the Estate of Jerrold Braley Deceased v. Crown Cork & Seal Company, Inc. District Court Travis County, 98th Judicial District Cause No. GN-203572) has been reversed on appeal.  Although the Company believes that the favorable rulings of the District Court and the Texas Fourteenth Court of Appeals are correct, there can be no assurance that the legislation will be upheld by the Texas Supreme Court on appeal or by Texas courts in other cases that may challenge the legislation.  Adverse rulings in either or both of these cases could have a material impact on the Company.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has already paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. On February 20, 2004, the Supreme Court of Pennsylvania reversed the June 11, 2002 order of the  Philadelphia  Court of  Common Pleas, in  which the  Court of  Common  Pleas  ruled  favorably on a  motion by  Crown Cork for summary judgment regarding 376 pending asbestos-related cases against Crown Cork in Philadelphia and remanded the cases to the Philadelphia Court of Common Pleas (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002). The Court ruled that the new statute, as applied, violated the Pennsylvania Constitution because it retroactively extinguished the plaintiffs’ pre-existing and accrued causes of action.  The Company believes that the ruling by the court was limited only to cases which were pending at the time the legislation was enacted.  In November 2004, the Commonwealth of Pennsylvania enacted legislation amending the 2001 successor liability statute providing that the 2001 statute applies only to asbestos-related claims with respect to which the two-year statute of limitations for asbestos-related claims had not yet commenced at the time the statute was enacted on December 17, 2001. On July 28, 2005, the  Philadelphia Court of Common Pleas granted Crown Cork’s global  motion  for summary judgment  to  dismiss  all pending asbestos-related cases filed in the court after December 17, 2003 (In re: Asbestos-Litigation October term 1986, No. 001).  Additional cases have been dismissed subsequent to July 28, 2005 by the Philadelphia Court of Common Pleas.  These decisions remain subject to potential appeal by the plaintiffs and, in some cases, appeals to the Superior Court of Pennsylvania have been filed by the plaintiffs in connection with these decisions and oral argument held before the Superior Court.  The Superior Court has not ruled on these appeals.  The Company cautions that the limitation of the statute may not be upheld.

During the nine months ended September 30, 2008, Crown Cork received approximately 2,000 new claims, settled or dismissed approximately 3,000 claims for a total of $9, and had approximately 50,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.  During the second quarter of 2008, the Company updated its claims database to remove approximately 10,000 duplicate claims.  The removal of the duplicate claims had no effect on the Company’s accrual because these claims were not valued in calculating the accrual.  The 50,000 open claims at September 30, 2008, also excludes approximately 19,000 inactive claims.  Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action.  Excluding these claims has no effect on the calculation of the Company’s accrual as they were filed in states, as described above, where the Company’s liability is limited by statute.

As of September 30, 2008, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $184, including $65 for unasserted claims and $3 for committed settlements that will be paid over time.

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

K.         Commitments and Contingent Liabilities

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

At September 30, 2008, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested.   The Company accrues for costs associated with such indemnifications and potential costs when  it  is  probable  that  a  liability has been incurred and the amount can be reasonably estimated.  At September 30, 2008, the Company also had guarantees of $29 related to the residual values of leased assets.

Crown Holdings, Inc.

L.         Earnings Per Share

The following table summarizes the basic and diluted earnings per share computations for the periods ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Earnings:	2008	2007	2008	2007

Net income	$114	$93	$240	$202

Weighted average common shares outstanding:
Basic	160.0	161.2	159.6	162.2
Add: dilutive stock options and restricted stock	3.4	4.0	3.6	4.2
Diluted	163.4	165.2	163.2	166.4

Basic earnings per share	$0.71	$0.58	$1.50	$1.25

Diluted earnings per share	$0.70	$0.56	$1.47	$1.21

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 4.1 million shares and 4.2 million shares for the three and nine month periods ended September 30, 2008, and 4.6 million shares  and 3.9 million shares for the three and nine month periods ended September 30, 2007.  These shares were excluded because the assumed proceeds of the then outstanding options were above the average market prices for the related periods.

M.        Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits – U.S. Plans	2008	2007	2008	2007

Service cost	$2	$2	$6	$6
Interest cost	20	18	60	57
Expected return on plan assets	(29)	(28)	(88)	(84)
Recognized prior service cost	1	1	2	2
Recognized net loss	7	11	22	35
Settlements	3	3	6	3
Net periodic cost	$4	$7	$8	$19

The settlements in 2008 and 2007 occurred in the Company’s supplemental executive retirement plan.

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits – Non-U.S. Plans	2008	2007	2008	2007

Service cost	$5	$9	$25	$28
Interest cost	45	43	137	126
Expected return on plan assets	(58)	(62)	(181)	(182)
Recognized prior service credit	(2)	(2)	(5)	(5)
Recognized net loss	9	8	27	22
Net periodic cost/(credit)	$(1)	$(4)	$3	$(11)

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other Postretirement Benefits	2008	2007	2008	2007

Service cost	$2	$1	$6	$3
Interest cost	8	7	23	24
Recognized prior service credit	(6)	(4)	(17)	(12)
Recognized net loss	2	3	6	10
Net periodic cost	$6	$7	$18	$25

N.         Income Taxes

As of December 31, 2007, the Company had $77 of unrecognized tax benefits, including $36 related to a claim filed by the Company in the United States Court of Federal Claims to recover U.S. federal taxes paid in prior years.  Due to an unfavorable ruling on a similar claim filed by another company, the Company withdrew its claim in this matter during 2008.  During the third quarter of 2008, the Company recorded tax benefits of $4 from the reversal of potential liabilities related to transfer pricing.  The benefits included the reversal of $2 of excess reserve, of a total potential liability of $5, due to a settlement with tax authorities in one jurisdiction, and an additional $2 due to the expiration of the statute of limitations in a separate jurisdiction.

Also during the third quarter of 2008, the Company adjusted its deferred taxes and recorded a tax benefit of $5 due to a change in U.K. tax law regarding depreciation.

As of December 31, 2007, the Company had a full valuation allowance of $185 against its net deferred tax assets in France.  Due to improved profits in the Company’s French operations, including a reduction in interest expense due to a corporate restructuring in 2008, it is possible that some or all of the French deferred tax valuation allowance could be reversed in a future period.  The Company believes there is not sufficient positive evidence as of the filing of this Form 10-Q to reverse any portion of the French valuation allowance but will review the status each quarter, including at the end of the year when the 2008 results are complete and the 2009 budget is available.

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

Crown Holdings, Inc.

The tables below present information about operating segments for the three and nine months ended September 30, 2008 and 2007:

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Americas Beverage	$496	$455	$1,414	$1,336
North America Food	270	268	675	669
European Beverage	454	413	1,278	1,095
European Food	685	577	1,730	1,492
European Specialty Packaging	127	121	357	330
Total reportable segments	2,032	1,834	5,454	4,922
Non-reportable segments	337	319	974	934
Total	$2,369	$2,153	$6,428	$5,856

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Americas Beverage	$54	$54	$154	$148
North America Food	35	31	66	61
European Beverage	74	60	213	148
European Food	89	55	191	138
European Specialty Packaging	8	7	20	17
Total reportable segments	$260	$207	$644	$512

The following table reconciles the Company’s segment income of reportable segments to consolidated income from continuing operations before income taxes, minority interests and equity earnings:

Three Months Ended			Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Segment income of reportable segments	$260	$207	$644	$512
Segment income of non-reportable segments	51	32	138	97
Corporate and unallocated items	(35)	(24)	(105)	(81)
Provision for restructuring	(3)	(9)	(4)	(14)
Provision for asset impairments and loss/(gain) on sale of assets	(2)	4		14
Loss from early extinguishment of debt			(2)
Interest expense	(76)	(79)	(232)	(232)
Interest income	3	2	8	9
Translation and exchange adjustments	(8)	5	(14)	13
Income before income taxes, minority interests and equity earnings	$190	$138	$433	$318

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs or income.

Crown Holdings, Inc.

P.           Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and certain subsidiaries.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.  The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in the United Kingdom, France, Germany, Belgium, Canada, Mexico and Switzerland, and a subsidiary in the Netherlands.  The following condensed combining financial statements:

•	statements of operations for the three and nine months ended September 30, 2008 and 2007,
•	balance sheets as of September 30, 2008 and December 31, 2007, and
•	statements of cash flows for the nine months ended September 30, 2008 and 2007 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$1,328	$1,041		$2,369
Cost of products sold, excluding depreciation and amortization		$(4)	1,054	885		1,935
Depreciation and amortization			30	26		56

Gross profit		4	244	130		378

Selling and administrative expense		(1)	80	23		102
Provision for restructuring			1	2		3
Asset impairments and sales			5	(3)		2
Net interest expense		19	50	4		73
Technology royalty			(13)	13
Translation and exchange adjustments		(2)	8	2		8

Income/(loss) before income taxes, minority interests and equity earnings		(12)	113	89		190
Provision for income taxes			28	17		45
Equity earnings	$114	93	29		$(236)

Income before minority interests and equity earnings	114	81	114	72	(236)	145
Minority interests and equity earnings				(31)		(31)
Net income	$114	$81	$114	$41	$(236)	$114

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$1,240	$913		$2,153
Cost of products sold, excluding depreciation and amortization		$(5)	1,019	771		1,785
Depreciation and amortization			34	22		56

Gross profit		5	187	120		312

Selling and administrative expense			73	24		97
Provision for restructuring				9		9
Asset impairments and sales				(4)		(4)
Net interest expense		25	50	2		77
Technology royalty			(14)	14
Translation and exchange adjustments			(4)	(1)		(5)

Income/(loss) before income taxes, minority interests and equity earnings		(20)	82	76		138
Provision for income taxes			7	15		22
Equity earnings	$93	69	18		$(180)

Income before minority interests and equity earnings	93	49	93	61	(180)	116
Minority interests and equity earnings				(23)		(23)
Net income	$93	$49	$93	$38	$(180)	$93

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$3,694	$2,734		$6,428
Cost of products sold, excluding depreciation and amortization		$(14)	3,016	2,275		5,277
Depreciation and amortization			92	73		165

Gross profit		14	586	386		986

Selling and administrative expense		(2)	233	78		309
Provision for restructuring			1	3		4
Asset impairments and sales		(6)	12	(6)
Loss from early extinguishment of debt		2				2
Net interest expense		70	142	12		224
Technology royalty			(31)	31
Translation and exchange adjustments		(2)	17	(1)		14

Income/(loss) before income taxes, minority interests and equity earnings		(48)	212	269		433
Provision for income taxes			57	56		113
Equity earnings	$240	203	85		$(528)

Income before minority interests and equity earnings	240	155	240	213	(528)	320
Minority interests and equity earnings				(80)		(80)
Net income	$240	$155	$240	$133	$(528)	$240

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$3,495	$2,361		$5,856
Cost of products sold, excluding depreciation and amortization		$(11)	2,906	1,980		4,875
Depreciation and amortization			102	66		168

Gross profit		11	487	315		813

Selling and administrative expense		(1)	214	72		285
Provision for restructuring			1	13		14
Asset impairments and sales			(2)	(12)		(14)
Net interest expense		73	145	5		223
Technology royalty			(29)	29
Translation and exchange adjustments			(10)	(3)		(13)

Income/(loss) before income taxes, minority interests and equity earnings		(61)	168	211		318
Provision for income taxes			15	47		62
Equity earnings	$202	182	49		$(433)

Income before minority interests and equity earnings	202	121	202	164	(433)	256
Minority interests and equity earnings				(54)		(54)
Net income	$202	$121	$202	$110	$(433)	$202

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$52	$280		$332
Receivables, net		$72	215	780		1,067
Intercompany receivables		2	80	34	$(116)
Inventories			593	519		1,112
Other current assets	$1	11	98	4		114
Total current assets	1	85	1,038	1,617	(116)	2,625

Intercompany debt receivables		2,093	2,051	269	(4,413)
Investments	409	2,353	(117)		(2,645)
Goodwill			1,492	597		2,089
Property, plant and equipment, net			743	763		1,506
Other non-current assets		6	873	55		934
Total	$410	$4,537	$6,080	$3,301	$(7,174)	$7,154

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$30	$34		$64
Current maturities of long-term debt		$4	5	15		24
Accounts payable and accrued liabilities	$18	7	1,080	795		1,900
Intercompany payables			34	82	$(116)
Total current liabilities	18	11	1,149	926	(116)	1,988

Long-term debt, excluding current maturities		1,129	2,247	69		3,445
Long-term intercompany debt	173	2,524	1,372	344	(4,413)
Postretirement and pension liabilities			566	18		584
Other non-current liabilities		78	337	151		566
Minority interests				352		352
Commitments and contingent liabilities
Shareholders’ equity	219	795	409	1,441	(2,645)	219
Total	$410	$4,537	$6,080	$3,301	$(7,174)	$7,154

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$9	$(70)	$44	$(129)		$(146)

Cash flows from investing activities
Capital expenditures			(33)	(81)		(114)
Proceeds from sale of property, plant and equipment			1	9		10
Intercompany investing activities		434	(360)		$(74)
Other			(22)	(2)		(24)

Net cash provided by/(used for) investing activities		434	(414)	(74)	(74)	(128)

Cash flows from financing activities
Payments of long-term debt		(41)	(1)	(25)		(67)
Net change in revolving credit facility and short-term debt		100	96	16		212
Net change in long-term intercompany balances	(16)	(459)	229	246
Common stock repurchased	(3)					(3)
Common stock issued	10					10
Dividends paid				(74)	74
Dividends paid to minority interests				(43)		(43)
Other		23	17			40

Net cash provided by/(used for) financing activities	(9)	(377)	341	120	74	149

Effect of exchange rate on cash and cash equivalents

Net change in cash and cash equivalents		(13)	(29)	(83)		(125)

Cash and cash equivalents at January 1		13	81	363		457

Cash and cash equivalents at September 30	$0	$0	$52	$280	$0	$332

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$26	$(40)	$99	$(114)		$(29)

Cash flows from investing activities
Capital expenditures			(51)	(54)		(105)
Proceeds from sale of property, plant and equipment			2	61		63
Intercompany investing activities		10	17		$(27)
Other				(7)		(7)

Net cash provided by/(used for) investing activities		10	(32)		(27)	(49)

Cash flows from financing activities
Proceeds from long-term debt				22		22
Payments of long-term debt			(1)	(24)		(25)
Net change in revolving credit facility and short-term debt		43	89	(7)		125
Net change in long-term intercompany balances	80	(13)	(206)	139
Common stock repurchased	(118)					(118)
Common stock issued	12					12
Dividends paid				(27)	27
Dividends paid to minority interests				(17)		(17)

Net cash provided by/(used for) financing activities	(26)	30	(118)	86	27	(1)

Effect of exchange rate on cash and cash equivalents			3	17		20

Net change in cash and cash equivalents			(48)	(11)		(59)

Cash and cash equivalents at January 1			97	310		407

Cash and cash equivalents at September 30	$0	$0	$49	$299	$0	$348

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent).  No other subsidiary guarantees the debt.  The following condensed combining financial statements:

•	statements of operations for the three and nine months ended September 30, 2008 and 2007,
•	balance sheets as of September 30, 2008 and December 31, 2007, and
•	statements of cash flows for the nine months ended September 30, 2008 and 2007 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2008
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company
Net sales			$2,369		$2,369
Cost of products sold, excluding depreciation and amortization			1,935		1,935
Depreciation and amortization			56		56

Gross profit			378		378

Selling and administrative expense		$6	96		102
Provision for restructuring			3		3
Asset impairments and sales		4	(2)		2
Net interest expense		18	55		73
Translation and exchange adjustments			8		8

Income/(loss) before income taxes, minority interests and equity earnings		(28)	218		190
Provision/(benefit) for income taxes		(10)	55		45
Equity earnings	$114	132		$(246)

Income before minority interests and equity earnings	114	114	163	(246)	145
Minority interests and equity earnings			(31)		(31)
Net income	$114	$114	$132	$(246)	$114

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company
Net sales			$2,153		$2,153
Cost of products sold, excluding depreciation and amortization			1,785		1,785
Depreciation and amortization			56		56

Gross profit			312		312

Selling and administrative expense		$6	91		97
Provision for restucturing			9		9
Asset impairments and sales			(4)		(4)
Net interest expense		18	59		77
Translation and exchange adjustments			(5)		(5)

Income/(loss) before income taxes, minority interests and equity earnings		(24)	162		138
Provision for income taxes		2	20		22
Equity earnings	$93	119		$(212)

Income before minority interests and equity earnings	93	93	142	(212)	116
Minority interests and equity earnings			(23)		(23)
Net income	$93	$93	$119	$(212)	$93

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2008
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company
Net sales			$6,428		$6,428
Cost of products sold, excluding depreciation and amortization			5,277		5,277
Depreciation and amortization			165		165

Gross profit			986		986

Selling and administrative expense		$14	295		309
Provision for restructuring			4		4
Asset impairments and sales		4	(4)
Loss from early entinguishment of debt			2		2
Net interest expense		52	172		224
Translation and exchange adjustments			14		14

Income/(loss) before income taxes, minority interests and equity earnings		(70)	503		433
Provision/(benefit) for income taxes		(26)	139		113
Equity earnings	$240	284		$(524)

Income before minority interests and equity earnings	240	240	364	(524)	320
Minority interests and equity earnings			(80)		(80)
Net income	$240	$240	$284	$(524)	$240

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company
Net sales			$5,856		$5,856
Cost of products sold, excluding depreciation and amortization			4,875		4,875
Depreciation and amortization			168		168

Gross profit			813		813

Selling and administrative expense		$11	274		285
Provision for restructuring			14		14
Asset impairments and sales			(14)		(14)
Net interest expense		51	172		223
Translation and exchange adjustments			(13)		(13)

Income/(loss) before income taxes, minority interests and equity earnings		(62)	380		318
Provision/(benefit) for income taxes		(5)	67		62
Equity earnings	$202	259		$(461)

Income before minority interests and equity earnings	202	202	313	(461)	256
Minority interests and equity earnings			(54)		(54)
Net income	$202	$202	$259	$(461)	$202

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2008
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$332		$332
Receivables, net			1,067		1,067
Inventories			1,112		1,112
Other current assets	$1		113		114
Total current assets	1		2,624		2,625

Intercompany debt receivables			350	$(350)
Investments	409	$1,168		(1,577)
Goodwill			2,089		2,089
Property, plant and equipment, net			1,506		1,506
Other non-current assets		367	567		934
Total	$410	$1,535	$7,136	$(1,927)	$7,154

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$64		$64
Current maturities of long-term debt		$1	23		24
Accounts payable and accrued liabilities	$18	61	1,821		1,900
Total current liabilities	18	62	1,908		1,988

Long-term debt, excluding current maturities		697	2,748		3,445
Long-term intercompany debt	173	177		$(350)
Postretirement and pension liabilities			584		584
Other non-current liabilities		190	376		566
Minority interests			352		352
Commitments and contingent liabilities
Shareholders’ equity	219	409	1,168	(1,577)	219
Total	$410	$1,535	$7,136	$(1,927)	$7,154

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2008
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$9	$(23)	$(132)		$(146)

Cash flows from investing activities
Capital expenditures			(114)		(114)
Proceeds from sale of property, plant and equipment			10		10
Intercompany investing activities		32		$(32)
Other			(24)		(24)

Net cash provided by/(used for) investing activities	0	32	(128)	(32)	(128)

Cash flows from financing activities
Payments of long-term debt			(67)		(67)
Net change in revolving credit facility and short-term debt			212		212
Net change in long-term intercompany balances	(16)	(9)	25
Common stock repurchased	(3)				(3)
Common stock issued	10				10
Dividends paid			(32)	32
Dividends paid to minority interests			(43)		(43)
Other			40		40

Net cash provided by/(used for) financing activities	(9)	(9)	135	32	149

Effect of exchange rate on cash and cash equivalents

Net change in cash and cash equivalents			(125)		(125)

Cash and cash equivalents at January 1			457		457

Cash and cash equivalents at September 30	$0	$0	$332	$0	$332

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2007
(in millions)

	Parent	Issuer	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$26	$(61)	$6		$(29)

Cash flows from investing activities
Capital expenditures			(105)		(105)
Proceeds from sale of property, plant and equipment			63		63
Intercompany investing activities		8		$(8)
Other			(7)		(7)

Net cash provided by/(used for) investing activities		8	(49)	(8)	(49)

Cash flows from financing activities
Proceeds from long-term debt			22		22
Payments of long-term debt			(25)		(25)
Net change in revolving credit facility and short-term debt			125		125
Net change in long-term intercompany balances	80	53	(133)
Common stock repurchased	(118)				(118)
Common stock issued	12				12
Dividends paid			(8)	8
Dividends paid to minority interests			(17)		(17)

Net cash provided by/(used for) financing activities	(26)	53	(36)	8	(1)

Effect of exchange rate on cash and cash equivalents			20		20

Net change in cash and cash equivalents			(59)		(59)

Cash and cash equivalents at January 1			407		407

Cash and cash equivalents at September 30	$0	$0	$348	$0	$348

Crown Holdings, Inc.

Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and substantially all subsidiaries in the United States.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.  The following condensed combining financial statements:

• statements of operations for the three and nine months ended September 30, 2008 and 2007,
• balance sheets as of September 30, 2008 and December 31, 2007, and
• statements of cash flows for the nine months ended September 30, 2008 and 2007 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$593	$1,776		$2,369
Cost of products sold, excluding depreciation and amortization			485	1,450		1,935
Depreciation and amortization			13	43		56

Gross profit			95	283		378

Selling and administrative expense		$3	34	65		102
Provision for restructuring				3		3
Asset impairments and sales			4	(2)		2
Net interest expense		9	31	33		73
Technology royalty			(15)	15
Translation and exchange adjustments		1		7		8

Income/(loss) before income taxes, minority interests and equity earnings		(13)	41	162		190
Provision/(benefit) for income taxes		(5)	31	19		45
Equity earnings	$114	8	104		$(226)

Income before minority interests and equity earnings	114		114	143	(226)	145
Minority interests and equity earnings				(31)		(31)
Net income	$114	$0	$114	$112	$(226)	$114

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$553	$1,600		$2,153
Cost of products sold, excluding depreciation and amortization			450	1,335		1,785
Depreciation and amortization			15	41		56

Gross profit			88	224		312

Selling and administrative expense		$2	37	58		97
Provision for restructuring				9		9
Asset impairments and sales				(4)		(4)
Net interest expense		18	17	42		77
Technology royalty			(13)	13
Translation and exchange adjustments			(1)	(4)		(5)

Income/(loss) before income taxes, minority interests and equity earnings		(20)	48	110		138
Provision/(benefit) for income taxes		(7)	9	20		22
Equity earnings	$93	67	54		$(214)

Income before minority interests and equity earnings	93	54	93	90	(214)	116
Minority interests and equity earnings				(23)		(23)
Net income	$93	$54	$93	$67	$(214)	$93

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$1,655	$4,773		$6,428
Cost of products sold, excluding depreciation and amortization			1,367	3,910		5,277
Depreciation and amortization			40	125		165

Gross profit			248	738		986

Selling and administrative expense		$7	101	201		309
Provision for restructuring				4		4
Asset impairments and sales			4	(4)
Loss from early extinguishment of debt				2		2
Net interest expense		31	76	117		224
Technology royalty			(39)	39
Translation and exchange adjustments		2		12		14

Income/(loss) before income taxes, minority interests and equity earnings		(40)	106	367		433
Provision/(benefit) for income taxes		(15)	63	65		113
Equity earnings	$240	78	197		$(515)

Income before minority interests and equity earnings	240	53	240	302	(515)	320
Minority interests and equity earnings				(80)		(80)
Net income	$240	$53	$240	$222	$(515)	$240

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Net sales			$1,596	$4,260		$5,856
Cost of products sold, excluding depreciation and amortization			1,325	3,550		4,875
Depreciation and amortization			45	123		168

Gross profit			226	587		813

Selling and administrative expense		$6	100	179		285
Provision for restructuring			1	13		14
Asset imapirments and sales				(14)		(14)
Net interest expense		48	54	121		223
Technology royalty			(29)	29
Translation and exchange adjustments			(1)	(12)		(13)

Income/(loss) before income taxes, minority interests and equity earnings		(54)	101	271		318
Provision/(benefit) for income taxes		(19)	25	56		62
Equity earnings	$202	132	126		$(460)

Income before minority interests and equity earnings	202	97	202	215	(460)	256
Minority interests and equity earnings				(54)		(54)
Net income	$202	$97	$202	$161	$(460)	$202

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$23	$3	$306		$332
Receivables, net			12	1,055		1,067
Intercompany receivables			65	10	$(75)
Inventories			243	869		1,112
Other current assets	$1	1	5	107		114
Total current assets	1	24	328	2,347	(75)	2,625

Intercompany debt receivables		1,169	724	474	(2,367)
Investments	409	851	651		(1,911)
Goodwill			453	1,636		2,089
Property, plant and equipment, net		2	308	1,196		1,506
Other non-current assets		36	548	350		934
Total	$410	$2,082	$3,012	$6,003	$(4,353)	$7,154

Liabilities and shareholders’ equity
Current liabilities
Short-term debt				$64		$64
Current maturities of long-term debt		$4	$1	19		24
Accounts payable and accrued liabilities	$18	35	335	1,512		1,900
Intercompany payables			10	65	$(75)
Total current liabilities	18	39	346	1,660	(75)	1,988

Long-term debt, excluding current maturities		1,509	700	1,236		3,445
Long-term intercompany debt	173	434	875	885	(2,367)
Postretirement and pension liabilities			412	172		584
Other non-current liabilities			270	296		566
Minority interests				352		352
Commitments and contingent liabilities
Shareholders’ equity	219	100	409	1,402	(1,911)	219
Total	$410	$2,082	$3,012	$6,003	$(4,353)	$7,154

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$9	$5	$91	$(251)		$(146)

Cash flows from investing activities
Capital expenditures			(18)	(96)		(114)
Proceeds from sale of property, plant and equipment			2	8		10
Intercompany investing activities		5	(502)	528	$(31)
Other		(6)		(18)		(24)

Net cash provided by/(used for) investing activities		(1)	(518)	422	(31)	(128)

Cash flows from financing activities
Payments of long-term debt			(1)	(66)		(67)
Net change in revolving credit facility and short-term debt		55		157		212
Net change in long-term intercompany balances	(16)	(78)	426	(332)
Common stock repurchased	(3)					(3)
Common stock issued	10					10
Dividends paid				(31)	31
Dividends paid to minority interests				(43)		(43)
Other				40		40

Net cash provided by/(used for) financing activities	(9)	(23)	425	(275)	31	149

Effect of exchange rate on cash and cash equivalents

Net change in cash and cash equivalents		(19)	(2)	(104)		(125)

Cash and cash equivalents at January 1		42	5	410		457

Cash and cash equivalents at September 30	$0	$23	$3	$306	$0	$332

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2007
(in millions)

	Parent	Issuer	Guarantors	Non Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$26	$(20)	$101	$(136)		$(29)

Cash flows from investing activities
Capital expenditures			(25)	(80)		(105)
Proceeds from sale of property, plant and equipment			1	62		63
Intercompany investing activities		10	3		$(13)
Other				(7)		(7)

Net cash provided by/(used for) investing activities		10	(21)	(25)	(13)	(49)

Cash flows from financing activities
Proceeds from long-term debt				22		22
Payments of long-term debt			(1)	(24)		(25)
Net change in revolving credit facility and short-term debt		84		41		125
Net change in long-term intercompany balances	80	(121)	(80)	121
Common stock repurchased	(118)					(118)
Common stock issued	12					12
Dividends paid				(13)	13
Dividends paid to minority interests				(17)		(17)

Net cash provided by/(used for) financing activities	(26)	(37)	(81)	130	13	(1)

Effect of exchange rate on cash and cash equivalents				20		20

Net change in cash and cash equivalents		(47)	(1)	(11)		(59)

Cash and cash equivalents at January 1		60	4	343		407

Cash and cash equivalents at September 30	$0	$13	$3	$332	$0	$348

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
  (in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and nine months ended September 30, 2008 compared to the corresponding periods in 2007 and the changes in financial condition and liquidity from December 31, 2007.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, along with the consolidated financial statements and related notes included in and referred to within this report.

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

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations.  In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt.  The Company’s total debt of $3,533 at September 30, 2008 decreased $230 from $3,763 at September 30, 2007, including $29 of decrease due to foreign currency translation.

Results of Operations

Net Sales

Net sales in the third quarter of 2008 were $2,369, an increase of $216 or 10.0% compared to net sales of $2,153 for the same period in 2007.  Net sales in the first nine months of 2008 were $6,428, an increase of $572 or 9.8% compared to net sales of $5,856 for the same period in 2007. The increase in net sales for the third quarter and first nine months included $90 and $348, respectively, of foreign currency translation.  Sales from U.S. operations accounted for 25.8% of consolidated net sales in the first nine months of 2008 compared to 27.6% for the same period in 2007.  Sales of beverage cans and ends accounted for 47.1% and sales of food cans and ends accounted for 34.0% of consolidated net sales in the first nine months of 2008 compared to 46.6% and 33.3%, respectively, in 2007.

Net sales in the Americas Beverage segment in the third quarter increased 9.0% from $455 in 2007 to $496 in 2008. Net sales in the first nine months of 2008 increased 5.8% from $1,336 in 2007 to $1,414 in 2008. The increases in 2008 were primarily due to the pass-through of increased aluminum costs to customers in the form of higher selling prices.

Net sales in the North America Food segment in the third quarter increased 0.7% from $268 in 2007 to $270 in 2008, and in the first nine months increased 0.9% from $669 in 2007 to $675 in 2008.  The increase in net sales in the quarter was primarily due to $17 from the pass-through of increased steel and other costs to customers in the form of higher selling prices, partially offset by decreases of $15 due to lower sales unit volumes and foreign currency translation.  The increase in net sales in the first nine months was primarily due to $43 from the pass-through of increased costs to customers and $5 due to foreign currency translation, partially offset by a decrease of $42 due to lower sales unit volumes.

Crown Holdings, Inc.

Item 2. Management’s Discussion and Analysis (Continued)

Net sales in the European Beverage segment increased 9.9% from $413 in the third quarter of 2007 to $454 in the same period in 2008.  Net sales in the first nine months of 2008 increased 16.7% from $1,095 in 2007 to $1,278 in 2008.  The increases in the quarter and first nine months of 2008 were primarily due to increased sales unit volumes and also included $11 of foreign currency translation for the quarter and $56 for the nine months.

Net sales in the European Food segment increased 18.7% from $577 in the third quarter of 2007 to $685 in the same period in 2008, and net sales in the first nine months of 2008 increased 16.0% from $1,492 in 2007 to $1,730 in 2008.  The increases were primarily due to $53 of foreign currency translation for the quarter and $175 for the nine months, and increased sales unit volumes, primarily due to improved weather conditions and a resulting improved harvest compared to the prior year.

Net sales in the European Specialty Packaging segment increased 5.0% from $121 in the third quarter of 2007 to $127 in the same period in 2008, and net sales in the first nine months of 2008 increased 8.2% from $330 in 2007 to $357 in 2008.  The increases were primarily due to the impact of foreign currency translation.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding deprecitation and amortization, was $1,935 and $5,277 for the third quarter and first nine months of 2008, increases of $150 and $402 compared to $1,785 and $4,875 for the same periods in 2007.  The increases were primarily due to the impact of higher material costs for aluminum and steel and also included $72 and $288 due to the impact of foreign currency translation for the quarter and nine months.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 81.7% and 82.1% for the third quarter and first nine months of 2008 compared to 82.9% and 83.2% for the same periods in 2007.

As a result of steel and aluminum price increases in recent years, the Company has implemented significant price increases with many of its customers.  The Company's major tinplate suppliers have indicated that they expect prices to significantly increase in 2009.  The Company expects price volatility in its other commodity related costs as well, including natural gas, electricity and freight related costs.  The Company intends to pass any raw material price increases on to its customers.  However, there can be no assurance that the Company will be able to fully recover from its customers the impact of price increases affecting the Company, or the timing of such recovery.  In addition, if the Company is unable to purchase steel, aluminum or other critical raw materials for a significant period of time, the Company's operations would be disrupted.  The Company continues to monitor its core commodity and other cost inputs in relation to its pricing strategy.

Depreciation and Amortization

Depreciation and amortization was $56 and $165 in the third quarter and first nine months of 2008, compared to $56 and $168, respectively, for the prior year periods.  Increases due to the impact of foreign currency translation were offset by decreases due to lower capital spending in recent years.

Gross Profit

Gross profit increased $66 from $312 in the third quarter of 2007 to $378 in the third quarter of 2008.  Gross profit for the first nine months increased $173 from $813 in 2007 to $986 in 2008.  Gross profit as a percentage of net sales was 16.0% and 15.3% for the third quarter and first nine months of 2008, compared to 14.5% and 13.9% for the same prior year periods.  The improvements in gross profit in 2008 included foreign currency translation of $15 and $52 in the third quarter and first nine months, respectively. The remaining improvement includes sales unit volume growth, primarily in beverage cans and food cans in the Company’s European division and beverage cans in the Asia-Pacific division.

Crown Holdings, Inc.

Item 2. Management’s Discussion and Analysis (Continued)

Selling and Administrative Expense

Selling and administrative expense was $102 in the third quarter of 2008 compared to $97 for the same period in 2007.  The increase was primarily due to foreign currency translation.  As a percentage of net sales, selling and administrative expense was 4.3% in the third quarter of 2008 compared to 4.5% for the same period in 2007.

Selling and administrative expense was $309 in the first nine months of 2008 compared to $285 for the same period in 2007.  The increase was primarily due to foreign currency translation of $15 and increased compensation costs.  As a percentage of net sales, selling and administrative expense was 4.8% for the first nine months of 2008 compared to 4.9% for the same period in 2007.

The expense for the first nine months of 2008 also included a credit of $4 for litigation settlements, and a charge of $6 for pension settlement costs in the Company’s supplemental executive retirement plan.  The credit for litigation settlements arose primarily from a malpractice claim the Company filed several years ago related to the sale of property.

Segment Income by Reportable Segment

As discussed in Note O to the consolidated financial statements, the Company defines segment income as net sales less cost of products sold, depreciation and amortization and selling and administrative expenses.

Segment income in the Americas Beverage segment was $54 in each of the third quarters of 2007 and 2008.  Segment income in the first nine months increased $6 from $148 in 2007 to $154 in 2008.  The increase in the first nine months of 2008 was primarily due to operating efficiencies.  Improvements in the third quarter due to operating efficiencies were mitigated by increases in freight, utility and other costs.

Segment income in the North America Food segment increased $4 from $31 in the third quarter of 2007 to $35 in the third quarter of 2008.  Segment income in the first nine months increased $5 from $61 in 2007 to $66 in 2008.  The increases in 2008 were primarily due to cost reductions.

Segment income in the European Beverage segment increased $14 from $60 in the third quarter of 2007 to $74 in the third quarter of 2008.  Segment income in the first nine months increased $65 from $148 in 2007 to $213 in 2008.  The increases in 2008 were primarily due to increased sales unit volumes, and also included $2 and $7 of foreign currency translation for the quarter and nine months, respectively.

Segment income in the European Food segment increased $34 from $55 in the third quarter of 2007 to $89 in the third quarter of 2008.  Segment income in the first nine months increased $53 from $138 in 2007 to $191 in 2008.  The increases in 2008 were primarily due to increased sales unit volumes and also included $6 and $21 of foreign currency translation for the quarter and nine months, respectively.

Segment income in the European Specialty Packaging segment increased $1 from $7 in the third quarter of 2007 to $8 in the third quarter of 2008.  Segment income in the first nine months increased $3 from $17 in 2007 to $20 in 2008.  The increases in 2008 were primarily due to cost reductions.

Asset Impairments and Sales

The results for the nine months ended September 30, 2008 included an asset impairment charge of $4 offset by net gains of $4 from asset sales.  See Note H to the consolidated financial statements for further discussion of the asset impairment charge.  The results for the nine months ended September 30, 2007 included net gains of $14 from asset sales, primarily due to the sale of idle properties in the European Food segment.

Restructuring

The results for the nine month periods ended September 30, 2008 and 2007 included restructuring charges of $4 and $14, respectively.  See Note I to the consolidated financial statements for additional information on these charges.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

Interest Expense

Interest expense of $232 for the nine months ended September 30, 2008 was unchanged from the prior year period.  Interest expense of $76 for the quarter ended September 30, 2008 decreased $3 from the prior year period.  Improvements in the third quarter due to lower average debt outstanding were offset by increases due to foreign currency translation.

Translation and Exchange Adjustments

The results for the three and nine month periods ended September 30, 2008 included net foreign exchange losses of $8 and $14, respectively, for certain subsidiaries that have unhedged currency exposures, primarily for intercompany debt obligations.  These currency exposures may continue to result in future foreign exchange gains or losses.  The Company may hedge or mitigate a portion of these exposures in the future through derivative instruments.

Taxes on Income

The third quarter of 2008 included net tax charges of $45 on pre-tax income of $190 for an effective rate of 23.7%.  The difference of $22 between the pre-tax income at the U.S. statutory rate of 35% or $67, and the tax charges of $45, was primarily due to benefits of $15 from lower tax rates in certain non-U.S. jurisdictions, $5 from an adjustment to deferred taxes due to a change in the U.K. tax law regarding depreciation, and $3 for provision reversals as discussed in Note N to the consolidated financial statements, partially offset by other net charges of $1, including withholding taxes.

The first nine months of 2008 included net tax charges of $113 on pre-tax income of $433 for an effective rate of 26.1%.  The difference of $39 between the pre-tax income at the U.S. statutory rate of 35% or $152, and the tax charges of $113, was primarily due to benefits of $44 from lower tax rates in certain non-U.S. jurisdictions, $5 from an adjustment to deferred taxes due to a change in the U.K. tax law regarding depreciation, and $3 for provision reversals as discussed in Note N to the consolidated financial statements.  These benefits were partially offset by charges of $6 for withholding taxes, $5 for valuation allowance adjustments, and $2 of other items.

The third quarter of 2007 included net tax charges of $22 on pre-tax income of $138 for an effective rate of 15.9%.  The difference of $26 between the pre-tax income at the U.S. statutory rate of 35% or $48, and the tax charges of $22, was primarily due to benefits of $19 from lower tax rates in certain non-U.S. jurisdictions, $4 from enacted tax rate changes, primarily in the U.K., and $3 from valuation allowance adjustments.

The first nine months of 2007 included net tax charges of $62 on pre-tax income of $318 for an effective rate of 19.5%.  The difference of $49 between the pre-tax income at the U.S. statutory rate of 35% or $111, and the tax charges of $62, was primarily due to benefits of $41 from lower tax rates in certain non-U.S. jurisdictions, $6 from valuation allowance adjustments, and $4 from enacted tax rate changes, primarily in the U.K.  These benefits, totaling $51, were partially offset by other net charges of $2, including withholding taxes.

Minority Interests, Net of Equity Earnings

The charge for minority interests, net of equity earnings, increased $8 and $26 in the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007.  These increases were primarily due to increased profits in the Middle East and China beverage can operations.

Liquidity and Capital Resources

Cash from Operations

Cash of $146 was used for operating activities in the first nine months of 2008 compared to cash used of $29 during the same period in 2007.  The increase of $117 in cash used for operating activities was primarily due to an increase in working capital due to increased material costs and sales in 2008, $46 of increased incentive compensation payments in 2008 due to higher accruals at the end of 2007 compared to 2006, $21 due to lower receivables securitization levels in 2008, and $20 from the translation of foreign currency cash flows at higher rates in 2008 due to the weakening of the U.S. dollar.

Crown Holdings, Inc.

Item 2. Management’s Discussion and Analysis (Continued)

Investing Activities

Investing activities used cash of $128 during the first nine months of 2008 compared to cash used of $49 in the prior year period.  Primary investing activities were capital expenditures of $114 in the first nine months of 2008 and $105 in the same period of 2007.  The Company expects its full year capital expenditures to be approximately $185 in 2008 compared to $156 in 2007.  Included in other investing activities in 2008 were payments of $13 to repurchase a portion of the outstanding shares from minority shareholders in the Company’s operations in Greece, increasing the Company’s ownership to 80.5%.  In 2007, the Company received $63 of proceeds from asset sales, primarily land and buildings including $39 from the sale of a note related to property sold in 2006.

Financing Activities

Financing activities provided cash of $149 during the first nine months of 2008 compared to cash used of $1 during the same period in 2007.  Borrowings under the Company’s revolving credit facility were the primary source of cash from financing activities in both 2008 and 2007.  Dividends paid to minority interests increased from $17 in 2007 to $43 in 2008 due to increased payments from the Company’s joint venture beverage can operations in the Middle East.  Other financing activities of $40 in 2008 represent cash received upon the settlement of foreign currency contracts used to hedge intercompany debt obligations.  Common stock repurchases of $118 in 2007 included $100 purchased under an accelerated share repurchase program.

As of September 30, 2008, the Company had $504 of borrowing capacity available under its revolving credit facility, equal to the total facility of $758 less $182 of borrowings and $72 of outstanding standby letters of credit.

Contractual Obligations

During the first nine months of 2008, purchase obligations covering new agreements for raw materials and other consumables increased by $259 for 2008, $618 for 2009, $351 for 2010 and $34 for 2011 above amounts provided within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Commitments and Contingent Liabilities

Information regarding the Company's commitments and contingent liabilities appears in Part I within Item 1 of this report under Note K, entitled "Commitments and Contingent Liabilities," to the consolidated financial statements.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions.  Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company.  Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2007  describe the  significant  accounting  estimates and  policies  used in the preparation of the consolidated financial statements.  There have been no significant changes in the Company’s critical accounting policies during the first nine months of 2008.

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

Crown Holdings, Inc.

Item 2. Management’s Discussion and Analysis (Continued)

Goodwill Impairment

The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. The impairment review involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on the average of the estimated fair values calculated using market values for comparable businesses and discounted cash flow projections. The Company’s estimates of future cash flows include assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows.  Under the first method of calculating estimated fair value, the Company obtains publicly available trading multiples based on the enterprise value of companies in the packaging industry whose shares are publicly traded. The Company also reviews available information regarding the multiples used in recent transactions, if any, involving transfers of controlling interests in the packaging industry. The appropriate multiple is applied to the forecasted  EBITDA (a non-GAAP item defined  by  the  Company  as  net  customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) of the reporting unit to obtain an estimated fair value. Under the second method, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include no growth assumption unless there has recently been a material change in the business or a material change is forecasted. The discount rate used is based on the average weighted-average cost  of capital  of  companies  in  the  packaging  industry,   which  information  is  available  through  various  sources. The terminal value at the end of the five years is the product of the projected EBITDA at the end of the five year period and the trading multiple.

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

Crown Holdings, Inc.

Item 2. Management’s Discussion and Analysis (Continued)

In its projections for the European metal vacuum food closures business for 2007, the Company expected to see some pressure on selling prices based on preliminary discussions with its customers, but believed it could compensate for these losses through increased sales unit volumes that could be obtained from existing  or  new customers throughout the year.  However, due to aggressive pricing by certain of the Company's competitors (an effort to maintain or increase their sales unit volumes), the Company was unable to increase volumes for 2007 as allocations were finalized during the first two quarters.  In addition to its effect on the Company’s sales unit volumes, the competitive situation also depressed selling prices throughout the year beyond the Company’s expectations.  The aggressive pricing policies evident in 2007 were unexpected in a business that had consistent segment income and relatively stable selling prices in recent years.  As of  October 31, 2007,  it  was  management’s judgment that the adverse competitive situation was temporary based on its understanding of the competitive market at that time.  However, at the conclusion of the 2008 budget process, which occurred at the end  of  2007 only  after  initial  discussions  with  existing  and  potential  customers  related to 2008 pricing and volumes, management concluded that the depressed selling prices and  competition for sales volume would likely continue, and that 2008 segment income was unlikely to improve.  Due to this second consecutive year of reduced segment income, and absent any evidence to the contrary, the Company determined that it was appropriate to  assume  similar  results for its  projections  used to  calculate the  estimated  fair  value  of  the reporting unit at the end of 2007.  As of December 31, 2007, the European metal vacuum food closures business had $68 of remaining carrying value including $19 of goodwill.

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

Tax Valuation Allowances

The Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that a portion of the tax assets will not be realized.  The estimate of the amount that will not be realized requires the use of assumptions concerning the Company's future taxable income.  The Company considers all sources of taxable income in estimating its valuation allowances, including taxable income in any available carry back period; the reversal of taxable temporary differences; tax-planning strategies; and taxable income expected to be generated in the future other than reversing temporary differences.  Should the Company change its estimate of the amount of its deferred tax assets that it would be able to realize, an adjustment to the valuation allowance will result in an increase or decrease in tax expense in the period such a change in estimate is made.

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

Asbestos-Related Liabilities

At the end of each quarter, the Company considers whether there have been any material developments that would cause it to update its asbestos liability accrual calculations. Absent any significant developments in the asbestos litigation environment in general or with respect to the Company specifically, the Company updates its accrual calculations in the fourth quarter of each year.  The Company’s asbestos liability accrual is calculated in the fourth quarter of each year as the sum of its outstanding and expected future claims, multiplied by the expected average settlement cost of those claims, plus estimated legal fees.  The expected number of claims, and the expected average settlement cost per claim are calculated using projections based on the actual data for the most recent five years.  Because claims are not submitted or settled evenly throughout the year, it is difficult to predict at any time during the year whether the number of claims or average settlement cost over the five year period ending December 31 of such year will increase compared to the prior five year period. The five year average settlement cost at the end of 2007 was higher than at the end of 2006. The effect of this increase in the expected average settlement cost per claim was partially mitigated by a decrease in the expected number of future claims. The combination of these two factors in 2007 resulted in a charge of $29 in 2007 compared to charges of $10 in each of the preceding two years.  A 10% change in either the number of projected claims or the average cost per claim would increase or decrease the estimated liability at December 31, 2007 by $20.  A 10% increase or decrease in these two factors at the same time would increase or decrease the estimated liability at December 31, 2007 by $42 and $38, respectively.

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

Crown Holdings, Inc.

Item 2. Management’s Discussion and Analysis (Continued)

Recent Events

Recent events in the financial markets could affect certain of the Company's accounting estimates and assumptions.

In performing its goodwill impairment review during the fourth quarter of each year the Company utilizes, among other things, publicly available information on EBITDA multiples of companies in the packaging industry.  Declines in the market value and EBITDA multiples of these companies could reduce the estimated fair values of the Company’s businesses and increase the possibility that the estimated fair value of a business will fall below its carrying value and require an impairment charge.

The estimated realization of the Company’s deferred tax assets requires the use of assumptions concerning future income.  Decreases in the Company’s pension plan assets at the end of the a year due to declining market prices could increase the Company’s pension expense in subsequent years and reduce its estimates of future income.  Such reductions could affect the Company’s conclusions concerning the amount of its deferred tax assets that will be realized.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” The FSP attempts to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“FAS 141(R)”),”Business Combinations” and other generally accepted accounting principles. The FSP requires disclosure of  information that enables users of  financial  statements to assess the extent to which the expected future cash flows associated with the asset are affected by the company’s intent and/or ability to renew or extend the arrangement. The FSP is effective for the Company as of January 1, 2009.  The guidance for determining the useful life of the recognized intangible asset in the FSP is to be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the FSP and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

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

Crown Holdings, Inc.

Item 2. Management’s Discussion and Analysis (Continued)

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

As of September 30, 2008, the Company had approximately $1.1 billion principal floating interest rate debt.  A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 before tax.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation and as of the end of the quarter for which this report is made, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.  Disclosure controls and procedures ensure that information to be disclosed in reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensures that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company made no purchases of its equity securities during the quarter ended September 30, 2008.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million, of which the full amount remained as of September 30, 2008,  of the Company’s outstanding common stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors.  This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares.  The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion.

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

Date: October 24, 2008