Form 10-K
period 2008-12-31
CROWN HOLDINGS INC
filed 2009-02-27
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

          (Mark One)
                [  X  ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
                                For the fiscal year ended December 31, 2008

                [      ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the transition period from __________ to ___________

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

Registrant’s telephone number, including area code: 215-698-5100
_______________

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
7 ½%  Debentures Due 2096                                                                                   New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE
(Title of Class)
_______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [    ]   No  [ X ]

As of June 30, 2008, 160,868,424 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $4,180,970,340 based on the New York Stock Exchange closing price for such shares on that date.

As of February 23, 2009, 159,738,031 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                                                      Document                                                                                  Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2009                           Part III  to the extent described therein

Crown Holdings, Inc.

2008 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and metal vacuum closures and caps.  These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries.  At December 31, 2008, the Company operated 139 plants along with sales and service facilities throughout 41 countries and had approximately 21,300 employees. Consolidated net sales for the Company in 2008 were $8.3 billion with 74% of 2008 net sales derived from operations outside the United States, of which 74% of these non-U.S. revenues were derived from operations in the Company’s European Division.

During 2005 and 2006, the Company sold its plastic closure business, its remaining European plastics businesses and its Americas health and beauty care business.  The sales and segment income amounts presented herein exclude those of the divested businesses.  Further information about the results of operations of the divested businesses is contained under Note B to the consolidated financial statements.

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

Financial information concerning the Company’s operating segments, and within selected geographic areas, is set forth within ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and under Note X to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the United States, Canada, Mexico, South America and the Caribbean. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal vacuum closures and caps.  At December 31, 2008, the division operated 51 plants in 8 countries and had approximately 6,200 employees.  In 2008, the Americas Division had net sales of $3.1 billion.  Approximately 70% of the division’s 2008 net sales were derived  from  within the United  States.  Within the Americas Division the Company has determined that there are two reportable segments: Americas  Beverage  and  North  America  Food. Other operating segments consist of North America Aerosol, and plastic packaging and food can operations in Mexico, South America and the Caribbean.

Crown Holdings, Inc.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps.”  Americas Beverage had net sales in 2008 of $1.9 billion (22.5% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $191 million.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures.  North America Food had net sales in 2008 of $905 million (10.9% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $91 million.

EUROPEAN DIVISION

The European Division includes operations in Europe, the Middle East and Africa.  These operations  manufacture beverage, food and aerosol cans and ends, specialty packaging, metal vacuum closures and caps, and canmaking equipment. At December 31, 2008 the division operated 75 plants in 27 countries and had approximately 12,700 employees. Net sales in 2008 were $4.5 billion. Net sales in the United Kingdom of $817 million and in France of $733 million represented 18% and 16% of division net sales in 2008.

Within the European Division the Company has determined that there are three reportable segments: European Beverage, European Food and European Specialty Packaging.  European Aerosol does not meet the criteria of a reportable segment.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends and steel crowns. European Beverage had net sales in 2008 of $1.6 billion (19.3% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $249 million.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures. European Food had net sales in 2008 of $2.2 billion (26.3% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $232 million.

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

European Specialty Packaging had net sales in 2008 of $445 million (5.4% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $18 million.

ASIA-PACIFIC DIVISION

The Asia-Pacific Division manufactures aluminum beverage cans and ends, steel food and aerosol cans and ends, and metal caps. At December 31, 2008, the division operated 13 plants in 6 countries and had approximately 2,100 employees. Net sales in 2008 were $638 million (7.7% of consolidated net sales) and beverage can and end sales were approximately 83% of division sales. No operating segments within the Asia-Pacific division are included as reportable segments.

Crown Holdings, Inc.

PRODUCTS

Beverage Cans

The Company supplies beverage cans and ends and other packaging products to a  variety of beverage and beer companies, including Anheuser-Busch InBev,  Coca-Cola, Cott Beverages, Dr. Pepper Snapple Group, DAMM, Heineken, National Beverage, Pepsi-Cola and SABMiller, among others. The Company’s beverage can business is built around local, regional and global markets, which has served to develop the Company’s understanding of global consumer expectations.

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

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two-and three-piece cans in numerous shapes and sizes, and sells food cans to food marketers such as Bonduelle, ConAgra, Continentale, H.J. Heinz, Mars, Menu Foods, Nestlé, Premier Foods and Stockmeyer, among others.  The Company offers a wide variety of metal vacuum closures and sealing equipment solutions to leading marketers such as Danone, H. J. Heinz, Kraft, Nestlé, Premier Foods and Unilever, among others, from a network of metal vacuum closure plants around the world.  The Company supplies total packaging solutions, including metal and composite closures, capping systems and services while working closely with customers, retailers and glass and plastic container manufacturers to develop innovative closure solutions and meet customer requirements.

Technologies used to produce food cans include three-piece welded, two-piece drawn and wall-ironed and two-piece drawn and redrawn. The Company also offers its LIFTOFF™ series of food ends, including its Easylift™ full aperture steel food can ends, and PeelSeam™, a flexible aluminum foil laminated end. The Company offers expertise in closure design and decoration, ranging from quality printing of the closure in up to nine colors, to inside-the-cap printing, which offers customers new promotional possibilities, to better product protection through Ideal Closures™ and  Superplus™.  The Company’s commitment to innovation has led to developments in packaging materials, surface finishes, can shaping, lithography, filling, retorting, sealing and opening techniques and environmental performance.

The Company manufactures easy open, vacuum and conventional ends for a variety of heat-processed and dry food products including fruits and vegetables, meat and seafood, soups, ready-made meals, infant formula, coffee and pet food.

Aerosol Cans

The Company’s customers for aerosol cans and ends include manufacturers of personal care, food, household and industrial products, including Colep CCL, Procter & Gamble (Gillette), SC Johnson and Unilever, among others.  The aerosol can business, while highly competitive, is marked by its high value-added service to customers.  Such value-added services include, among others, the ability to manufacture multiple sizes and design customer labels, multiple color schemes and shaped packaging.

Crown Holdings, Inc.

Specialty Packaging

The Company’s specialty packaging business is located primarily in Europe and serves many major European and multinational companies. The Company produces a wide variety of specialty containers with numerous lid and closure variations. The Company’s specialty packaging customers include Abbott Laboratories, Akzo Nobel, Cadbury plc, Danone (Sigma), Nestlé, Teisseire, Tikkurila Oy, Mars (Wrigley) and United Biscuits, among others.

SALES AND DISTRIBUTION

Global marketers continue to demand the consolidation of their supplier base under long-term arrangements and qualify those suppliers on the basis of their ability to provide global service, innovative designs and technologies in a cost-effective manner.

With its global reach, the Company markets and sells products to customers through its own sales and marketing staff located within each operating segment. Regional sales personnel support the segments’ staffs.  In some instances, contracts with customers will be centrally negotiated, but products are ordered through and distributed directly by the Company’s manufacturing facilities.  The Company’s facilities are generally located in proximity to their respective major customers. The Company works closely with customers in order to develop new business and to extend the terms of its existing contracts.

Many customers provide the Company with quarterly or annual estimates of product requirements along with related quantities pursuant to which periodic commitments are given. Such estimates assist the Company in managing production and controlling use of working capital. The Company schedules its production to meet customer requirements. Because the production time for the Company’s products is short, any backlog of customer orders in relation to overall sales is not significant.

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

COMPETITION

Most of the Company’s products are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s  competitors  include,  but  are  not  limited  to, Ball Corporation, BWAY Corporation, Impress Holdings B.V., Metal Container Corporation,  Rexam PLC and Silgan Holdings Inc.

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged products in the world. Consolidation trends among beverage and food marketers has led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 32% of its 2008 net sales.  In  each of the  years in the  period  2006 through  2008, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

Crown Holdings, Inc.

RESEARCH AND DEVELOPMENT

The Company’s principal Research, Development & Engineering (RD&E) centers are located in Alsip, Illinois and Wantage, England. The Company depends on its centralized RD&E capabilities to (1) promote development of value-added metal packaging systems, (2) design cost-efficient manufacturing processes, systems and materials that promote the sustainability credentials of metal packaging, providing continuous quality and/or production efficiency improvements, (3) support technical needs in customer and vendor relationships, and (4) provide engineering services for the Company’s worldwide packaging activities.  These capabilities allow the Company to identify new and/or expanded market opportunities by working directly with customers to develop new products or enhance existing products through the application of new technologies that better differentiate products in the retail environment (for example, the creation of new packaging shapes or novel decoration methods) and/or the incorporation of consumer-valued features (for example, improved openability or greater resealability).

Recent innovations include:

•
Enhancements to Crown’s proprietary SuperEnd® beverage can end, which requires less metal than existing ends without any reduction in strength.  The SuperEnd® beverage end also offers improved pourability, drinkability, ease-of-opening and appearance over traditional ends.  This technology is now commercially available through the Company’s efforts and through its licensees to beverage customers on six continents – North and South America, Europe, Africa, Asia, and Australia.  To date, Crown and its licensees have produced more than 200 billion SuperEnd® beverage ends, saving more than 49,000 metric tons of aluminum, over 800 metric tons of coatings, and more than 400,000 metric tons of greenhouse gases (equivalent to the annual emissions from 73,000 automobiles) compared to conventional beverage can ends ..

•
Patented Easylift™ full aperture steel food can ends, launched initially with Nestlé Purina Petcare for pet food in Europe.  This revolutionary new end provides improved tab access and openability even compared to the Company’s EOLE™ full aperture easy-open ends.  Certain consumer tests indicate strong preference for this end over those of Crown's competitors, and further rollout across Europe and a North American launch are expected in 2009.

•
An expanding family of PeelSeam™ flexible lidding for cans that provides exceptional ease of opening and high quality graphics, and can still be applied by Crown’s customers with traditional metal can seaming equipment.  In 2008, Crown installed new high speed PeelSeam™ manufacturing equipment and expanded the product range to include new sizes and shapes.

•
Patented composite (metal and plastic) closures including the Company’s Ideal™ product line.  These closures offer excellent barrier performance and improved tamper resistance while requiring less strength to open than standard metal vacuum closures.  The Company supplies composite closures to a growing list of customers including Abbott Nutrition, Tree Top, J.M. Smucker, Planters, Mead Johnson Nutritionals, LiDestri Foods, Carriage House Companies, and Kerry Americas.  Other composite closure applications include Crown’s Preson™ closure for Kraft, Pinnacle Foods, and Constellation Wines.

•
Value-added shaped metal cans for beverage, food and aerosol applications, such as Heineken’s keg can, Nescafé Classic for Nestlé Russia, shaped aerosol containers for WD-40, SC Johnson’s Air Infusions line, Sara Lee’s new Endust Free product, and Wera’s Kraftform Fluid. This technology has the capability of reinforcing brand image, providing enhanced differentiation on the retail shelf, and reducing counterfeiting.

Crown Holdings, Inc.

•
New specialty metal containers, such as for Fortnum & Mason coffee, PMI Snus, Cadbury Easter Eggs, Pokemon Card Collector tins, and award winning sustainability solutions for Nestlé in confectionery.  In addition, an evolution in paint can handles for improved cost efficiency and merchandising on shelf.

•
Crown’s IntegraTM Double-Seam Monitor as part of its customer services program that enables Crown’s food and beverage customers to maintain world-class closing standards and reduce seamer downtime during their high speed filling and seaming operations.

The Toyo Seikan Company joined Showa Aluminum Can Company as a Crown SuperEnd® licensee in Japan in 2008. The Company also has SuperEnd® beverage end technology, Bi-Can™ aerosol technology, and can shaping licensees in other regions around the world.

The Company spent $47 million in 2008, $48 million in 2007 and $42 million in 2006 on its centralized RD&E activities. Certain of these activities are expected to improve and expand the Company’s product lines in the future.

These expenditures include methods developed within Crown’s Corporate RD&E facilities to improve manufacturing efficiencies, reduce unit costs, and develop new and/or value-added packaging systems, but do not include product and/or process developments occurring within the Company’s decentralized business units.

MATERIALS AND SUPPLIERS

The Company in its manufacturing operations uses various raw materials, primarily aluminum and steel, for packaging.  In general, these raw materials are purchased in highly competitive, price-sensitive markets which have historically exhibited price and demand cyclicality.  These and other materials used in the manufacturing process have  historically been  available in adequate supply from multiple sources. Generally, the Company’s principal raw materials are obtained from the major suppliers in the countries in which it operates plants. Some plants in less developed countries, which do not have local mills, obtain raw materials from nearby, more developed countries.  The Company has agreements for what it considers adequate supplies of raw materials. However, sufficient quantities may not be available in the future due to, among other things, shortages due to excessive demand, weather or other factors, including disruptions in supply caused by raw material transportation or production delays.   From time to time, some of the raw materials have been in short supply, but to date, these shortages have not had a significant impact on the Company’s operations.

In 2008, consumption of steel and aluminum represented approximately 26% and 33%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel have at times been subject to volatility, especially during 2008.

During 2008, the weighted average market price for steel used in the Company’s global packaging operations increased approximately 5%.  Suppliers indicate that recent shortages in raw materials combined with rising operating costs and reduced demand for their product may require steel price increases for their customers.

The average price of aluminum ingot on the London Metal Exchange (“LME”) decreased approximately 2% in 2008. The Company generally attempts to mitigate its aluminum ingot risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

The Company, in agreement with customers in many cases, also uses commodity and foreign currency forwards in an attempt to manage its exposure to aluminum price volatility.

Crown Holdings, Inc.

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

Aluminum and steel, by their very nature, can be recycled at high effectiveness and can be repeatedly reused to form new consumer packaging with minimal or no degradation in performance, quality or safety.  By recycling these metals, large amounts of energy can be saved.

SUSTAINABILITY AND ENVIRONMENTAL MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry and may require additional capital investment.  Anticipated future restrictions in some jurisdictions on the use of certain coatings may require the Company to employ additional control equipment or process modifications. The Company has a Corporate Sustainability Policy and a Corporate Environmental Protection Policy.  Environmental awareness is a key component of sustainability.   Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. The Company is committed to continuous improvement in product design and manufacturing practices to provide the best outcome for the human and natural environment, both now and in the future.  By reducing the per-unit amount of raw materials used in manufacturing its products, the Company can significantly reduce the amount of energy, water and other resources and associated emissions necessary to manufacture metal containers.  The Company aims to continue that process of improvement in its manufacturing process to assure that consumers and the environment are best served through the use of metal packaging.  There can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report under the caption “Environmental Matters,” and under Note M to the consolidated financial statements.

WORKING CAPITAL

The Company generally uses cash during the first nine months of the year to finance seasonal working capital needs. The Company’s working capital requirements are funded by cash on hand, its revolving credit facility, its receivables securitization and factoring programs, and from operations.

Further information relating to the Company’s liquidity and capital resources is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report under the captions “Liquidity" and "Debt Refinancings” and under Note R to the consolidated financial statements.

Collection and payment periods tend to be longer for the Company’s operations located outside the U.S. due to local business practices.

Crown Holdings, Inc.

EMPLOYEES

At December 31, 2008, the Company had approximately 21,300 employees. Collective bargaining agreements with varying terms and expiration dates cover approximately 14,700 employees. The Company does not expect that renegotiations of the agreements expiring in 2009 will have a material adverse effect on its results of operations, financial position or cash flow.

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

The Company is highly leveraged. As a result of its substantial indebtedness, a significant portion of the Company’s cash flow will be required to pay interest and principal on its outstanding indebtedness and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its credit facilities, to enable it to pay its indebtedness or to fund other liquidity needs. As of December 31, 2008, the Company had approximately $3.3 billion of total indebtedness and shareholders’ deficit of $317 million. The Company’s ratio of earnings to fixed charges was 2.4 times for 2008 as discussed in Exhibit 12 to this Annual Report. The Company’s €460 million of first priority senior secured notes mature on September 1, 2011 and its $758 million senior secured revolving credit facilities mature on May 15, 2011. The Company’s $354 million and €278 million senior secured term loan facilities mature on November 15, 2012.  The Company's $500 million of senior notes mature on November 15, 2013 and its $600 million of senior notes mature on November 15, 2015. In addition, at December 31, 2008, the Company had $115 million and €85 million outstanding under its committed $225 million North American and €120 million European securitization facilities which mature in March 2010 and June 2010, respectively.

The substantial indebtedness of the Company could:

•	make it more difficult for the Company to satisfy its obligations;

•	increase the Company’s vulnerability to general adverse economic and industry conditions, including rising interest rates;

•	restrict the Company from making strategic acquisitions or exploiting business opportunities;

•	limit, along with the financial and other restrictive covenants under the Company’s indebtedness, the Company’s ability to obtain additional financing, dispose of assets or pay cash dividends;

•
require the Company to dedicate a substantial portion of its cash flow from operations to service its indebtedness, thereby reducing the availability of its cash flow to fund future working capital, capital expenditures and other general corporate requirements;

Crown Holdings, Inc.

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

As of December 31, 2008, approximately $0.8 billion of the Company’s $3.3 billion of total indebtedness  was subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company’s interest expense and reducing funds available for operations or other purposes. The Company’s annual interest expense was $302 million, $318 million and $286 million for 2008, 2007 and 2006, respectively.  Based on the amount of variable rate debt outstanding as of December 31, 2008, a 1% increase in variable interest rates would increase its annual interest expense by $8 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuations.  The actual effect of a 1% increase could be more than $8 million as the Company’s borrowings on its variable rate debt are higher during the year than at the end of the year.  In addition, the cost of the Company’s securitization facilities would also increase with an increase in floating interest rates.  Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Market Risk” in this report.

Notwithstanding the Company’s current indebtedness levels and restrictive covenants, the Company may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

The Company may be able to incur additional debt in the future, including in connection with acquisitions or joint ventures. Although the Company’s credit facilities and the indentures governing its outstanding notes contain restrictions on the Company’s ability to incur indebtedness, those restrictions are subject to a number of exceptions. In addition, the Company may consider investments in joint ventures or acquisitions, which may increase the Company’s indebtedness.  Moreover, although the Company’s credit facilities and the indentures governing its outstanding notes contain restrictions on the Company’s ability to make restricted payments, including the declaration and payment of dividends and the repurchase of the Company’s common stock, the Company is able to make such restricted payments under certain circumstances.   Adding new debt to current debt levels or making restricted payments could intensify the related risks that the Company and its subsidiaries now face.

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

Crown Holdings, Inc.

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

In addition, the indentures and agreements governing the Company’s outstanding unsecured notes limit, among other things, the ability of the Company to enter into certain transactions, such as mergers, consolidations, joint ventures, asset sales, sale and leaseback transactions and the pledging of assets.  Furthermore, if the Company or certain of its subsidiaries experience specific kinds of changes of control, the Company’s credit facilities are due and payable and the Company must offer to repurchase outstanding notes.

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

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the fiscal years ended December 31, 2008, 2007 and 2006, the Company derived approximately 74%, 73% and 72%, respectively, of its consolidated net sales from sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period.  During  times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company’s expenses and liabilities denominated in foreign currencies.  The Company’s translation and exchange adjustments reduced reported income before tax by $39 million in 2008, $6 million in 2006 and $94 million in 2005, and increased reported income before tax by $12 million in 2007, and $98 million in 2004.  Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Market Risk.”

Crown Holdings, Inc.

The Company’s international operations, which generated approximately 74% of its consolidated net sales in 2008, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company and the risks associated with operating in foreign countries may have a negative impact on the Company’s liquidity and net income. The Company’s international operations generated approximately 74%, 73% and 72% of its consolidated net sales in 2008, 2007 and 2006, respectively. The business strategy of the Company includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America and Asia, that may pose greater risk of political or economic stability.  Approximately 26%, 24% and 23% of the Company’s consolidated net sales in 2008, 2007 and 2006, respectively, were generated outside of the developed markets in Western Europe, the United States and Canada.  The Company’s international operations are subject to various risks associated with operating in foreign countries, including:

•	restrictive trade policies;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	foreign exchange rate risks;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international manufacturing and marketing efforts;

•	non-tariff barriers and higher duty rates;

•	difficulties associated with expatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	exchange controls;

•	national and regional labor strikes;

•	language and cultural barriers;

•	high social benefit costs for labor, including costs associated with restructurings;

•	civil unrest or political, social, legal and economic instability;

•	product boycotts, including with respect to the products of the Company’s multi-national customers;

•	customer, supplier, and investor concerns regarding operations in areas such as the Middle East;

•	taking of property by nationalization or expropriation without fair compensation;

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

Crown Holdings, Inc.

•
hyperinflation and currency devaluation in certain foreign countries where such currency devaluation could affect the amount of cash generated by operations in those countries and thereby affect the Company’s ability to satisfy its obligations; and

•	war, global or regional catastrophic events, natural disasters, widespread outbreaks of infectious diseases and acts of terrorism.

There can be no guarantee that a deterioration of economic conditions in countries in which the Company operates would not have a material impact.

The Company’s profits will decline if the price of raw materials or energy rises and it cannot increase the price of its products and the Company’s financial results could be adversely affected if the Company was not able to obtain sufficient quantities of raw materials.

The Company uses various raw materials, such as steel, aluminum, water, natural gas, electricity and other processed energy, in its manufacturing operations. Sufficient quantities of these raw materials may not be available in the future or may be available only at increased prices. The Company's raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The availability of various raw materials and their prices depends on global and local supply and demand forces, governmental regulations (including tariffs), level of production, resource availability, transportation, and other factors.  In particular, in recent years the consolidation of steel suppliers, shortage of raw materials affecting the production of steel and the increased global demand for steel, including in China and other developing countries, have contributed to an overall tighter supply for steel, resulting in increased steel prices and, in some cases, special surcharges and allocated cut backs of products by steel suppliers.

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2008, consumption of steel and aluminum represented approximately 26% and 33%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. For 2008, the weighted average market price for steel used in packaging increased approximately 5% and the average price of aluminum ingot on the London Metal Exchange decreased approximately 2%.  As a result of raw material price increases, in 2007 and 2008 the Company implemented price increases in most of its steel and aluminum product categories. The Company's major steel suppliers have indicated that they expect prices to increase significantly in 2009. As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company’s business may increase as well, including natural gas, electricity and freight-related costs. The Company intends to increase prices on its products accordingly in order to recover these costs.

While certain, but not all, of the Company’s contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term.  Significant increases in raw material costs may increase the Company’s working capital requirements, which may increase the Company’s average outstanding indebtedness and interest expense and may exceed the amounts available under the Company’s senior secured credit facility and other sources of liquidity.

If the Company is unable to purchase steel, aluminum or other raw materials for a significant period of time, the Company’s operations would be disrupted and any such disruption may adversely affect the Company’s financial results.   If customers believe that the Company’s competitors have greater access to raw materials, perceived certainty of supply at the Company’s competitors may put the Company at a competitive disadvantage regarding pricing and product volumes.

Crown Holdings, Inc.

The Company is subject to certain restrictions that may limit its ability to make payments out of the cash reserves shown in its consolidated financial statements.

The ability of the Company’s subsidiaries and joint ventures to pay dividends, make distributions, provide loans or make other payments to the Company may be restricted by applicable state and foreign laws, potentially adverse tax consequences and their agreements, including agreements governing their debt. In addition, the equity interests of the Company’s joint venture partners or other shareholders in its non-wholly owned subsidiaries in any dividend or other distribution made by these entities would need to be satisfied on a proportionate basis with the Company. As a result, the Company may not be able to access its cash flow to service its debt, pay dividends or repurchase its common stock, and there can be no assurance that the amount of cash and cash flow reflected on its financial statements will be fully available to the Company. In addition, the Company has substantial indebtedness in its U.S. operations and its non-U.S. cash flow may not be fully available to repay the U.S. debt.

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

The Company recorded pre-tax charges of $25 million, $29 million, $10 million, $10 million and $35 million to increase its accrual for asbestos-related liabilities in 2008, 2007, 2006, 2005 and 2004, respectively. As of December 31, 2008, Crown Cork’s accrual for pending and future asbestos-related claims was $201 million. Crown Cork’s accrual includes estimates for probable costs for claims through the year 2018.  Potential estimated additional claims costs of $38 million beyond 2018 have not been included in the Company’s liability, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.  Assumptions underlying the accrual include that claims for exposure to  asbestos that occurred  after the sale of the subsidiary’s insulation business in 1964 would not be entitled to settlement payouts and that the Georgia, South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation described under Note L to the consolidated financial statements are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

Crown Cork made cash payments of $25 million, $26 million, $26 million, $29 million and $41 million in 2008, 2007, 2006, 2005 and 2004, respectively, for asbestos-related claims. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments and defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork’s reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which Georgia, South Carolina, Florida, Ohio, Mississippi and Texas statutes relating to asbestos liability are upheld and/or applied by Georgia, South Carolina, Florida, Ohio, Mississippi and Texas courts, respectively, the extent to which a Pennsylvania statute relating to asbestos liability is upheld and/or applied by courts in states other than Pennsylvania, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims  by  persons  alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company’s cash flow and  impair  its  ability  to  satisfy  its  obligations.  As a result of the uncertainties regarding its  asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future.  Further information regarding Crown Cork’s asbestos-related liabilities is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Liquidity and Capital Resources” and under Note L to the consolidated financial statements.

Crown Holdings, Inc.

The Company has significant pension plan obligations worldwide and significant unfunded  postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2008, 2007, 2006, 2005 and 2004, the Company contributed $71 million, $65 million, $90 million, $401 million and $171 million, respectively, to its pension plans and currently anticipates its 2009 funding to be approximately $74 million. Pension expense in 2009 is expected to increase to approximately $133 million from $13 million in 2008, primarily due to a decrease in the market value of plan assets during 2008. A 0.25% change in the 2009 expected rate of return assumptions would change 2009 pension expense by approximately $8 million. A 0.25% change in the discount rates assumptions as of December 31, 2008 would change 2009 pension expense by approximately $5 million.  The Pension Protection Act of 2006 could require the Company to accelerate the timing of its contributions under its U.S. pension plan and also increase the premiums paid by the Company to the Pension Benefit Guaranty Corporation.  The actual impact of the Pension Protection Act on the Company’s U.S. pension plan funding requirements will depend upon the interest rates required for determining the plan’s liabilities and the investment performance of the plan’s assets. An acceleration in the timing of pension plan contributions and an increase in required premiums could decrease the Company’s cash available to pay its outstanding obligations and its net income.

As of December 31, 2008, the Company has a credit balance of $157 million for its U.S. funded plan, arising from past contributions, that can be used to offset future contributions that would otherwise be required. Based on current assumptions, the Company has no minimum U.S. pension funding requirement in calendar year 2009 for its funded plan, and expects to make payments of approximately $17 million related to its supplemental executive retirement plan. The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company’s pension plans and the ongoing funding requirements of those plans.  Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in interest rates, investment returns and the market value of plan assets can substantially increase the Company’s future pension plan funding requirements.  A significant increase in the Company’s funding requirements could have a negative impact on the Company’s results of operations and profitability. See Note V to the consolidated financial statements for further detail.

The Company’s U.S. pension plan was underfunded on a termination basis by approximately $275 million as of December 31, 2008. While its U.S. pension plan continues in effect, the Company continues to incur additional pension obligations. The Company’s pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity or hedge funds. If the performance of investments in the plan does not meet the Company’s assumptions, the underfunding of the pension plan may increase, the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, its retiree medical plans are unfunded.

The Company’s U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. In addition, as of December 31, 2008, the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $458 million, based on assumptions set forth under Note V to the consolidated financial statements.

Crown Holdings, Inc.

The Company’s principal markets may be subject to overcapacity and intense competition, which could reduce the Company’s net sales and net income.

Food and beverage cans are standardized products, allowing for relatively little differentiation among competitors. This could lead to overcapacity and price competition among food and beverage can producers, if capacity growth outpaced the growth in demand for food and beverage cans and overall manufacturing capacity exceeded demand. These market conditions could reduce product prices and contribute to declining revenue and net income and increasing debt balances.  As a result of industry overcapacity and price competition, the Company may not be able to increase prices sufficiently to offset higher costs or to generate sufficient cash flow. The North American food and beverage can market, in particular, is considered to be a mature market, characterized by slow growth and a sophisticated distribution system.

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

The Company is subject to substantial competition from producers of alternative packaging made from glass, cardboard, and plastic, particularly from producers of plastic food and beverage containers, whose market has grown over the past several years. The Company’s sales depend heavily on the volumes of sales by the Company’s customers in the food and beverage markets. Changes in preferences for products and packaging by consumers of prepackaged food and beverage cans can significantly influence the Company’s sales. Changes in packaging by the Company’s customers may require the Company to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company.  For example, increases in the price of aluminum and steel and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers.

The loss of a major customer and/or customer consolidation could reduce the Company’s net sales and profitability.

Many of the Company's largest customers have acquired companies with similar or complementary product lines.  This consolidation has increased the concentration of the Company's business with its largest customers. In many cases, such consolidation has been accompanied by pressure from customers for lower prices, reflecting the increase in the total volume of product purchased or the elimination of a price differential between the acquiring customer and the company acquired. Increased pricing pressures from the Company’s customers may reduce the Company’s net sales and net income. The majority of the Company’s sales are to companies that have leading market positions in the sale of packaged food, beverages and aerosol products to consumers. Although no one customer accounted for more than 10% of its net sales in 2008, 2007 or 2006, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company’s net sales and net income. A continued consolidation of the Company’s customers could exacerbate any such loss.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company’s operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental requirements affecting the Company’s operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, which is used in the lining of food and beverage cans.  Also, for example, future restrictions in some jurisdictions on air emissions of volatile organic compounds and the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process modifications. The Company’s operations and properties, both in the U.S. and abroad, must comply with these laws and regulations.  In addition, a number of governmental authorities in the U.S. and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems or mandated changes in energy consumption, in response to the potential impacts of climate change.  Given the wide range of potential future climate change regulations in the jurisdictions in which the Company operates, the potential impact to the Company’s operations is uncertain. Climate change can also result in potential, although highly uncertain, physical impacts to the Company’s operations.

A number of governmental authorities both in the U.S. and abroad also have enacted, or are considering, legal requirements relating to product stewardship, including mandating recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company’s products, and/or increase its costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Environmental Matters.”

The Company has had net losses in the past and may not generate profits in the future.

Operating losses could limit the Company’s ability to service its debt and fund its operations. For the fiscal year ended December 31, 2005, the Company had consolidated losses from continuing operations of $312 million.  The Company had income from continuing operations of $226 million, $528 million, $342 million and $36 million for the fiscal years ended December 31, 2008, 2007, 2006 and 2004, respectively.  However, the Company may not generate net income in the future.

The Company has written down a significant amount of goodwill, and a further write down of goodwill would result in lower reported net income and a reduction of its net worth.

During 2007, the Company recorded a charge of $103 million to write down the value of goodwill in its European metal vacuum closures business due to a decrease in projected operating results. Further impairment of the Company’s goodwill would require additional write down of goodwill, which would reduce the Company’s net income in the period of any such write down. At December 31, 2008, the carrying value of the Company’s goodwill was approximately $2.0 billion. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

Crown Holdings, Inc.

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

A significant portion of the Company’s workforce is unionized and a prolonged work stoppage or strike at any facility with unionized employees could increase its costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to the Company.  Moreover, additional groups of currently non-unionized employees may seek union representation in the future. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company may become subject to union-initiated work stoppages, including strikes. Additionally, it is expected that the Employee Free Choice Act, which was passed in the U.S. House of Representatives in 2007, will be reintroduced in the new Congress. If reintroduced and enacted in its most recent form, the Employee Free Choice Act could make it significantly easier for union organizing drives to be successful. The Employee Free Choice Act could also give third-party arbitrators the ability to impose terms, which may be harmful to the Company, of collective bargaining agreements upon the Company and a labor union if the Company and such union are unable to agree to the terms of a collective bargaining agreement and could increase the penalties the Company may incur if it engages in labor practices in violation of the National Labor Relations Act.

Failure by the Company's joint venture partners to observe their obligations could adversely affect the business and operations of the joint ventures and, in turn, the business and operations of the Company.

A portion of the Company’s operations, including certain beverage can operations in South America, the Middle East and Asia, is conducted through joint ventures. The Company participates in these ventures with third parties.  In the event that the Company’s joint venture partners do not observe their obligations, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that the Company would have to increase its level of commitment to the joint venture.

If the Company fails to maintain an effective system of internal control, the Company may not be able to accurately report financial results or prevent fraud.

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

Crown Holdings, Inc.

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

The recent global credit and financial crisis could have adverse effects on the Company.

The current global credit and financial crisis could have significant adverse effects on the Company’s operations, including as a result of any the following:

•	downturns in the business or financial condition of any of the Company’s key customers or suppliers;

•	a fall in the fair value of the Company’s pension assets, potentially requiring the Company to make significant additional contributions to its pension plans to meet prescribed funding levels;

•
the deterioration of any of the lending parties under the Company’s revolving credit facility or the creditworthiness of the counterparties to the Company’s derivative transactions, which could result in such parties failure to satisfy their obligations under their arrangements with the Company;

•	noncompliance with the covenants under the Company’s indebtedness as a result of a weakening of the Company’s financial position or results of operations; and

•	the lack of currently available funding sources, which could have a negative impact upon the liquidity of the Company as well as that of its customers and suppliers.

 Changes in accounting standards and taxation requirements could negatively affect the Company’s financial results.

New accounting standards or pronouncements that may become applicable to the Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on the Company’s reported results for the affected periods. The Company is also subject to income tax in the numerous jurisdictions in which the Company operates. Increases in income tax rates or other changes to tax laws could reduce the Company’s after-tax income from affected jurisdictions or otherwise affect the Company’s tax liability.  In addition, the Company’s products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which it operates. Increases in indirect taxes could affect the Company’s products’ affordability and therefore reduce demand for its products.  Future changes in U.S. tax law regarding the taxation of unrepatriated non-U.S. earnings could have a negative impact on the Company’s after-tax income and cash flow.

Crown Holdings, Inc.

The loss of the Company’s intellectual property rights would negatively impact its ability to compete.

If the Company is unable to maintain the proprietary nature of its technologies, its competitors may use the Company’s technologies to compete with it.  The Company has a number of patents covering various aspects of its products, including its SuperEnd® beverage can end, Easylift™ full aperture steel food can ends, PeelSeem™ flexible lidding and Ideal™ product line. The Company’s patents may not withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products or infringe upon the Company’s patents.  Moreover, the costs of litigation to defend the Company’s patents  could be substantial and may outweigh the benefits of enforcing its rights under its patents. The Company markets its products internationally and the patent laws of foreign countries may offer less protection than the patent laws of the United States. Not all of the Company’s domestic patents have been registered in other countries.  The Company also relies on trade secrets, know-how and other unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to the Company’s unpatented technology.  In addition, the Company has from time to time received letters from third parties suggesting that it may be infringing on their intellectual property rights, and third parties may bring infringement suits against the Company, which could result in the Company needing to seek licenses from these third parties or refraining altogether from use of the claimed technology.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the Company’s fiscal year relating to its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.   PROPERTIES

As of December 31, 2008, the Company operated 139 manufacturing facilities of which 25 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division has 51 operating facilities of which 11 are leased. Within the Americas Division, 33 facilities operate in the United States of which 8 are leased. The European Division has 75 operating facilities of which 11 are leased and the Asia-Pacific Division has 13 operating facilities of which 3 are leased. Some leases provide renewal options as well as various purchase options.  The principal manufacturing facilities at December 31, 2008 are listed below and are grouped by product and by division.

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

Crown Holdings, Inc.

	Americas		Europe		Asia-Pacific
Metal	Lawrence, MA	Olympia, WA	Custines, France	Sevilla, Spain	Phnom Penh, Cambodia
Packaging	Kankakee, IL	La Crosse, WI	Korinthos, Greece	El Agba, Tunisia	Beijing, China
Beverage	Crawfordsville, IN	Worland, WY	Patras, Greece	Izmit, Turkey	Foshan, China
and	Mankato, MN	Cabreuva, Brazil	Amman, Jordan	Dubai, UAE	Huizhou, China
Closures	Batesville, MS	Manaus, Brazil	Dammam, Saudi Arabia	Botcherby, UK	Shanghai, China
	Dayton, OH	Calgary, Canada	Jeddah, Saudi Arabia	Braunstone, UK	Selangor, Malaysia
	Cheraw, SC	Weston, Canada	Agoncillo, Spain		Singapore
	Conroe, TX	Santafe de Bogota, Colombia			Bangkadi, Thailand
	Fort Bend, TX	Guadalajara, Mexico			Hanoi, Vietnam
	Winchester, VA	Carolina, Puerto Rico			Saigon, Vietnam

Food	Winter Garden, FL	Seattle, WA	Brive, France	Abidjan, Ivory Coast	Bangpoo, Thailand
and	Pulaski Park, MD	Oshkosh, WI	Carpentras, France	Toamasina, Madagascar	Haadyai, Thailand
Closures	Owatonna, MN	Bolton, Canada	Concarneau, France (2)	Agadir, Morocco	Samrong, Thailand
	Omaha, NE	Chatham, Canada	Laon, France	Casablanca, Morocco
	Lancaster, OH	Concord, Canada	Nantes, France	Goleniow, Poland
	Massillon, OH	Winnipeg, Canada	Outreau, France	Pruszcz, Poland
	Mill Park, OH	Kingston, Jamaica	Perigueux, France	Alcochete, Portugal
	Portland, OR	La Villa, Mexico	Lubeck, Germany	Timashevsk, Russia
	Connellsville, PA	Barbados, West Indies	Mühldorf, Germany	Dakar, Senegal
	Hanover, PA	Trinidad, West Indies	Seesen, Germany (2)	Dunajska, Slovakia
	Suffolk, VA		Tema, Ghana	Bellville, South Africa
			Thessaloniki, Greece	Agoncillo, Spain
			Nagykoros, Hungary	Molina de Segura, Spain
			Athy, Ireland	Sevilla, Spain
			Aprilia, Italy (2)	Vigo, Spain
			Battipaglia, Italy	Neath, UK
			Calerno S. Ilario d’Enza, Italy	Poole, UK
			Nocera Superiore, Italy	Wisbech, UK
			Parma, Italy	Worcester, UK

Aerosol	Alsip, IL	Spartanburg, SC	Deurne, Belgium	Mijdrecht, Netherlands
	Decatur, IL	Toronto, Canada	Spilamberto, Italy	Sutton, UK
Faribault, MN

Specialty	Belcamp, MD		Hoboken, Belgium	Hoorn, Netherlands
Packaging	St. Laurent, Canada		Helsinki, Finland	Miravalles, Spain
			Chatillon-sur-Seine, France	Montmelo, Spain
			Rouen, France	Aesch, Switzerland
			Vourles, France	Aintree, UK
			Hilden, Germany	Carlisle, UK
			Mechernich, Germany	Mansfield, UK
			Chignolo Po, Italy	Newcastle, UK

Plastic Packaging	Manaus, Brazil	Venancio Aires, Brazil

Canmaking	Norwalk, CT		Shipley, UK
and Spares

The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from plant to plant. Warehouse and delivery facilities are generally provided at each of the manufacturing locations, although the Company does lease outside warehouses.

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities.  The Company has also opened new facilties to meet increases in market demand for its products.  These actions reflect the Company's continued commitment to realign manufacturing facilties to maintain its competitive position in its markets. The Company continually reviews its operations and evaluates strategic opportunities. Further discussion of the Company’s recent restructuring actions and divestitures is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Provision for Restructuring,” and “Provision for Asset Impairments and Loss/Gain on Sale of Assets,” and under Note B, Note N and Note O to the consolidated financial statements.

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

ITEM 3.  LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork.  At December 31, 2008, the accrual for pending and future asbestos claims that are probable and estimable was $201 million.

The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites.

Further information on these matters and other legal proceedings is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Provision for Asbestos” and “Environmental Matters” and under Note L and Note M to the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in “Directors, Executive Officers and Corporate Governance” of this Report.

Crown Holdings, Inc.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES
OF EQUITY SECURITIES

The Registrant’s common stock is listed on the New York Stock Exchange. On February 23, 2009, there were 5,480 registered shareholders of the Registrant’s common stock, including 1,572 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2008 is set forth in Part II of this Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems.  Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Common Stock and Other Shareholders’ Equity/(Deficit)” and under Note P to the consolidated financial statements.  Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Report.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchase of equity securities during the year ended December 31, 2008.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs as of the end of the Period (millions)
2008
November	1,000,000	$14.76	1,000,000	$485
December	1,000,000	17.85	1,000,000	467

Total	2,000,000	$16.31	2,000,000	$467

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

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE
Comparison of Five-Year Cumulative Total Return (a)
Crown Holdings, Inc., S&P 500 Index, Dow Jones “U.S. Containers & Packaging” Index (b)

(a)	Assumes that the value of the investment in Crown Holdings, Inc. common stock and each index was $100 on December 31, 2003 and that all dividends were reinvested.

(b)
Industry index is weighted by market capitalization and is comprised of Crown Holdings, Inc., AptarGroup, Ball, Bemis, Greif, MeadWestvaco, Owens-Illinois, Packaging Corp. of America, Pactiv, RockTenn, Sealed Air, Silgan, Smurfit-Stone Container, Sonoco and Temple-Inland.

Crown Holdings, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2008	2007	2006	2005	2004

Summary of Operations (1)

Net sales	$8,305	$7,727	$6,982	$6,675	$6,285
Cost of products sold, excluding depreciation and amortization	6,867	6,471	5,863	5,527	5,235
Depreciation and amortization	216	229	227	237	247
Selling and administrative expense	396	385	316	339	307
Provision for asbestos	25	29	10	10	35
Provision for restructuring	21	20	15	13	6
Provision for asset impairments and loss/gain on sale of assets	6	100	(64)	(18)	31
Loss from early extinguishments of debt	2			383	39
Interest expense, net of interest income	291	304	274	352	353
Translation and exchange adjustments	39	(12)	6	94	(98)
Income/(loss) from continuing operations before income taxes, minority interests and equity earnings	442	201	335	(262)	130
Provision for/(benefit from) income taxes	112	(400)	(62)	11	67
Minority interests and equity earnings	(104)	(73)	(55)	(39)	(27)
Income/(loss) from continuing operations	$226	$528	$342	$(312)	$36

Financial Position at December 31

Working capital/(deficit)	$385	$151	$157	$(47)	$306
Total assets	6,774	6,979	6,409	6,596	8,168
Total cash and cash equivalents	596	457	407	294	471
Total debt	3,337	3,437	3,541	3,403	3,872

Total debt, less cash and cash equivalents, to total capitalization (2)	98.7%	89.8%	107.4%	98.1%	86.7%
Minority interests	353	323	279	246	201
Shareholders’ equity/(deficit)	(317)	15	(494)	(185)	320

Common Share Data (dollars per share)
Earnings/(loss) from continuing operations:
Basic	$1.42	$3.27	$2.07	$(1.88)	$0.22
Diluted	1.39	3.19	2.01	(1.88)	0.21

Market price on December 31	19.20	25.65	20.92	19.53	13.74
Book value based on year-end outstanding shares	(1.99)	0.09	(3.04)	(1.11)	1.93
Number of shares outstanding at year-end	159.2	159.8	162.7	166.7	165.6
Average shares outstanding
Basic	159.6	161.3	165.5	165.9	165.3
Diluted	162.9	165.5	169.8	165.9	168.8

Other
Capital expenditures	174	$156	$191	$192	$138
Number of employees	21,268	21,819	21,749	24,055	27,645

Crown Holdings, Inc.

SELECTED FINANCIAL DATA (Continued)

Notes:

(1)	The summary of operations data excludes businesses that were divested in 2005 and 2006, and reflects a change in method of accounting for U.S. inventories in 2007.

The Company began consolidating its Middle East beverage can operations as of September 1, 2005.  The summary of operations data, therefore, includes a full year of consolidated results for these operations in 2008, 2007 and 2006, and a partial year for 2005.

(2)	Total capitalization consists of total debt, minority interests and shareholders’ equity/(deficit), less cash and cash equivalents.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the “Company”) as of and during the three-year period ended December 31, 2008.  This discussion should be read in conjunction with the consolidated financial statements included in this annual report.

As discussed under Note B to the consolidated financial statements, the Company sold its European plastics and Americas health and beauty care businesses in 2006.  The results of operations for prior periods used in the following discussion reports these businesses as discontinued operations.

EXECUTIVE OVERVIEW

The Company’s principal areas of focus include improving segment income and cash flow from operations, and reducing debt.  Segment income is defined by the Company as gross profit less selling and administrative expenses. See Note X to the consolidated financial statements for a reconciliation of segment income from reportable segments to income/(loss) from continuing operations before income taxes and minority interests.

Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. Key strategies for expanding sales include targeting geographic markets with strong growth potential, such as the Middle East, Asia, South America and southern and central Europe, improving selling prices in certain product lines and developing innovative packaging products using proprietary technology.  The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and other benefit costs.

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company’s total debt decreased by $100 to $3,337 at December 31, 2008 from $3,437 at December 31, 2007, including $48 of decrease due to the currency translation effect of debt denominated in foreign currencies.  Cash balances increased by $139 to $596 at December 31, 2008 from $457 at December 31, 2007.  The increase of $139 was net of $20 of decrease due to currency translation.

The Company considers possible transactions such as acquisitions (which, if effected, may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $467 was available at December 31, 2008).  Such transactions would be subject to compliance with the Company’s debt agreements.

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

Crown Holdings, Inc.

NET SALES

Net sales during 2008 were $8,305, an increase of $578 or 7.5% versus 2007 net sales of $7,727. The increase in net sales during 2008 reflects higher sales unit volumes, the pass-through of material cost increases to customers and $182 from the favorable impact of foreign currency translation.

Net sales from U.S. operations accounted for 26.3% of consolidated net sales in 2008, 27.2% in 2007 and 28.3% in 2006. Sales of beverage cans and ends accounted for 47.4% of net sales in 2008 compared to 46.5% of net sales in 2007 and 44.5% of net sales in 2006.  Sales of food cans and ends accounted for 33.8% of net sales in 2008, 33.5% in 2007 and 35.0% in 2006.

Net sales in the Americas Beverage segment increased 6.5% from $1,751 in 2007 to $1,865 in 2008, primarily due to the pass-through of increased aluminum costs to customers in the form of higher selling prices.  Net sales during 2007 increased 9.4% from $1,600 in 2006, primarily due to $123 from the pass-through of higher aluminum costs to customers and $28 of increased sales unit volumes.

Net sales in the North America Food segment increased 3.7% from $873 in 2007 to $905 in 2008, and net sales during 2007 increased 4.3% from $837 in 2006.  The increase in 2008 was primarily due to $55 from the pass-through of increased steel costs to customers in the form of higher selling prices, partially offset by decreases of $22 due to lower sales unit volumes and $1 due to foreign currency translation.  The increase in 2007 was also primarily due to the pass-through of higher material costs to customers.

Net sales in the European Beverage segment increased 11.9% from $1,436 in 2007 to $1,607 in 2008, primarily due to $110 of increased sales unit volumes, the pass-through of higher material costs to customers, and $19 of foreign currency translation.  Net sales in 2007 increased 22.3% from $1,174 in 2006, primarily due to $125 of increased sales unit volumes, $69 of foreign currency translation, and the pass-through of higher material costs to customers.

Net sales in the European Food segment increased 9.9% from $1,991 in 2007 to $2,188 in 2008, primarily due to $115 from the favorable impact of foreign currency translation, and increased sales unit volumes primarily due to improved weather conditions and the resulting improved harvest compared to the prior year.  Net sales in 2007 increased 5.6% from $1,885 in 2006, primarily due to $176 from the favorable impact of foreign currency translation, partially offset by a decline in sales unit volumes due to a poor harvest caused by weather conditions.

Net sales in the European Specialty Packaging segment decreased 3.3% from $460 in 2007 to $445 in 2008, primarily due to decreased sales unit volumes.   Net sales in 2007 increased 7.7% from $427 in 2006, primarily due to the favorable impact of foreign currency translation.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold, excluding depreciation and amortization, was $6,867 in 2008, an increase of 6.1% from $6,471 in 2007.  The increase in 2008 was primarily due to the impact of currency translation of $151 and higher material costs, primarily aluminum and steel.  Cost of products sold, excluding depreciation and amortization, of $6,471 in 2007 increased 10.4% from $5,863 in 2006. The increase in 2007 was primarily due to the impact of foreign currency translation of $316 and higher material costs.  As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 82.7% in 2008 compared to 83.7% in 2007 and 84.0% in 2006.

As a result of steel and aluminum price increases, the Company has implemented price increases to many of its customers.  However, there can be no assurance that the Company will be able to fully recover from its customers the impact of price increases.  In addition, if the Company is unable to purchase steel or aluminum for a significant period of time, its operations would be disrupted.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization during 2008 was $216, a decrease of $13 from $229 in 2007, after an increase of $2 from expense of $227 in 2006.   The  decrease  in  2008  was  primarily  due  to lower capital spending in recent years, partially offset by $4 of increase due to foreign currency translation. The increase in 2007 was primarily due to $11 of foreign currency translation, offset by $9 of decrease due to lower spending.

Crown Holdings, Inc.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense for 2008 was $396, an increase of 2.9% from 2007 expense of $385, following an increase of 21.8% from $316 in 2006.  The increase in 2008 was primarily due to increased compensation costs and $6 of foreign currency translation.  The increase in 2007 was primarily due to higher incentive compensation costs and $16 from the impact of foreign currency translation.

SEGMENT INCOME

As discussed under Note X to the consolidated financial statements, the Company defines segment income as gross profit less selling and administrative expenses.

Segment income in the Americas Beverage segment increased $9 or 4.9% from $182 in 2007 to $191 in 2008, primarily due to cost reductions, including plant operating efficiencies. Segment income in 2007 increased $22 or 13.8% from $160 in 2006, primarily due to higher sales unit volumes.

Segment income in the North America Food segment increased $15 or 19.7% from $76 in 2007 to $91 in 2008, primarily due to cost reductions.  Segment income in 2007 increased $6 or 8.6% from $70 in 2006, also primarily due to cost reductions, including from prior year capital spending.

Segment income in the European Beverage segment increased $64 or 34.6% from $185 in 2007 to $249 in 2008.  Segment income in 2007 increased $63 or 51.6% from $122 in 2006.  The increases in both years were primarily due to increased sales unit volumes.

Segment income in the European Food segment increased $59 or 34.1% from $173 in 2007 to $232 in 2008, primarily due to increased sales unit volumes and $16 of foreign currency translation. Segment income in 2007 decreased $1 or 0.6% from $174 in 2006, primarily due to lower sales unit volumes offset by $16 of favorable foreign currency translation.

Segment income in the European Specialty Packaging segment increased $4 or 28.6% from $14 in 2007 to $18 in 2008, primarily due to plant operating efficiencies and cost reductions.  Segment income in 2007 decreased $9 or 39.1% from $23 in 2006, primarily due to lower sales unit volumes.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. During 2008, 2007 and 2006 the Company recorded charges of $25, $29 and $10, respectively, to increase its accrual for asbestos-related costs. See Note L to the consolidated financial statements for additional information regarding the provision for asbestos-related costs.

PROVISION FOR RESTRUCTURING

During 2008, the Company provided a pre-tax charge of $21 for restructuring costs, including $13 to close a food can plant and a beverage can and crown plant in Canada.  The charge of $13 included $4 to write down the value of property and equipment, $6 for pension plan curtailment charges, and $3 for severance costs.  Charges of $6 are expected to be incurred in the future as expenses are incurred to maintain and prepare property for sale.  An additional charge of approximately $17 related to pension plan settlement costs is expected to be recorded in 2009 or 2010 when the Company receives regulatory approval to settle these obligations.  In addition to the charge of $13 for the Canadian plants, the Company also provided pre-tax charges of $6 to reduce headcount and $2 for other exit costs, primarily in the European Food segment.  The actions are expected to save $15 pre-tax on an annual basis when fully implemented.

Crown Holdings, Inc.

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

See Note N to the consolidated financial statements for additional information on these charges.

PROVISION FOR ASSET IMPAIRMENTS AND LOSS/GAIN ON SALE OF ASSETS

During 2008, the Company recorded net pre-tax charges of $6 for asset sales and impairments, including an asset impairment charge of $5 to write off its remaining investment in an available for sale security due to a declining share price and eventual Chapter 11 reorganization petition filed by the investee.

During 2007, the Company recorded net pre-tax charges of $100 for asset sales and asset impairments, primarily including a non-cash goodwill impairment charge of $103 in the European metal vacuum closures business, partially offset by $3 of other net gains from asset sales and impairment charges.  The Company had net pre-tax gains of $64 in 2006.  See Note O to the consolidated financial statements for additional information.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

During the first quarter of 2008, the Company redeemed the remaining $12 of its U.S. dollar 9.50% and 10.875% Senior Notes due 2011 and 2013 and the remaining €18 of its euro 10.25% Senior Notes due 2011, and recorded a charge of $2 for premiums paid and the write off of deferred financing fees.

INTEREST EXPENSE

Interest expense of $302 in 2008 decreased $16 or 5.0% from 2007 interest expense of $318 due to $14 from lower average short-term borrowing rates and $6 from lower average debt outstanding, partially offset by an increase of $4 due to foreign currency translation.

Interest expense of $318 in 2007 increased $32 or 11.2% from 2006 interest expense of $286 due to $12 from higher average short term borrowing rates, $7 from increased borrowings, and $13 due to foreign currency translation.

TRANSLATION AND EXCHANGE ADJUSTMENTS

During 2008, 2007 and 2006, the Company recorded pre-tax foreign exchange losses of $39, gains of $12 and losses of $6, respectively, primarily for certain subsidiaries that had unhedged currency exposure arising from intercompany debt obligations and for other subsidiaries whose functional currency is not their local currency.  The gains and losses are included in translation and exchange adjustments in the Consolidated Statements of Operations.

The loss of $39 in 2008 included $15 in Canada primarily from the revaluation of U.S. dollar intercompany balances owed to the U.S.  The weakening of the Canadian dollar against the U.S. dollar created a local currency loss for the Canadian operations.  As of December 31, 2008, the balance owed to the U.S. was approximately $118, and the Company had approximately $41 of foreign currency forward exchange contracts to partially mitigate the exposure of the  Canadian  operations to  changes in  the  exchange  rate.  Any further weakening of the Canadian dollar against the U.S. dollar will create additional foreign exchange losses on the remaining net exposure of $77 at December 31, 2008.  In addition to the Canadian losses of $15, the  Company  had  other foreign exchange losses of $24, including $10 of translation losses in subsidiaries whose functional currency is not the local currency, primarily in Brazil and Colombia.

Crown Holdings, Inc.

TAXES ON INCOME

Taxes on income for 2008, 2007 and 2006 were provisions of $112 and benefits of $400 and $62, respectively, against pre-tax income of $442 in 2008, $201 in 2007 and $335 in 2006.

The primary item causing the 2008 effective rate to differ from the 35.0% U.S. statutory rate was a benefit of $59 due to foreign income taxed at lower rates.

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

See Note W to the consolidated financial statements for additional information regarding income taxes, including information regarding the Company’s release of a portion of its U.S. deferred tax valuation allowances in the fourth quarter of 2007.

MINORITY INTERESTS

Minority interests’ share of net income was $104, $73 and $55 in 2008, 2007 and 2006, respectively.  The increases in 2008 and 2007 were due to higher profits in the Company’s joint venture beverage can operations in the Middle East, South America and Asia.

DISCONTINUED OPERATIONS

During 2006, the Company sold its remaining European plastics businesses and its Americas health and beauty care business for total proceeds of $6, and recognized a loss of $27 on these transactions.  See Note B to the consolidated financial statements for further information on these divestitures.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

Cash and cash equivalents were $596 at December 31, 2008 compared to $457 and $407 at December 31, 2007 and 2006, respectively. Cash provided by operating activities was $422 in 2008 compared to $509 in 2007 and $355 in 2006.

The decrease in cash from operations in 2008 compared to 2007 included $46 of increased incentive compensation payments in 2008 due to higher accruals at the end of 2007 compared to 2006, $31 of decreased receivables securitization in 2008, and $147 of increased accounts receivable, primarily due to increased fourth quarter sales.  These decreases were partially offset by improved operating results.

The increase in cash from operations in 2007 compared to 2006 included improved operating results and an increase of $118 from working capital reductions, partially offset by decreases of $37 and $19 for higher interest and tax payments, respectively.

Payments for asbestos were $25 in 2008, $26 in 2007 and $26 in 2006, and the Company expects to pay approximately $25 in 2009. The Company contributed $71 to its pension plans in 2008 and expects to contribute approximately $74 in 2009.

Cash flow used for investing activities in 2008 was $186 and included $174 of capital expenditures.   Other investing activities included $13 to purchase a portion of the outstanding shares from minority shareholders in the Company’s operations in Greece, increasing the Company’s ownership to 80.5%.

Crown Holdings, Inc.

Cash flow used for investing activities in 2007 was $94 and included $156 of capital expenditures offset by $66 of proceeds from sales of property, plant and equipment.  Capital expenditures were lower than the previous year due to the completion in 2006 of an expansion of the Middle East operations. The proceeds of $66 in 2007 included $16 from the sale of a property in Spain, and $39 from the collection of a note from the 2006 sale of a separate property in Spain.

Cash flow used for financing activities in 2008 decreased from $396 in 2007 to $77 in 2008.  Repayments of debt, net of borrowings, decreased from $224 in 2007 to $52 in 2008 and common share repurchases decreased from $118 to $35.  These decreases were primarily due to lower net cash provided by operating and investing activities and the Company’s decision to maintain a higher cash balance and limit prepayment of its debt obligations and repurchases of additional common shares in 2008.  Other financing activities of $65 in 2008 and ($30) in 2007 represent payments received or made related to the settlement of foreign currency derivative contracts used to hedge intercompany debt obligations.

Cash flow used for financing activities in 2007 increased from $158 in 2006 to $396 in 2007 as increased cash from operating activities was used to repay debt.

Cash flow from financing activities included dividends paid to minority interests of $65, $38 and $29 in 2008, 2007 and 2006, respectively.  These dividends were paid to the Company’s joint venture partners or other shareholders primarily in the Company’s consolidated non-wholly owned subsidiaries in the Middle East, South America and Asia.

LIQUIDITY

The Company is highly leveraged. The ratio of total debt, less cash and cash equivalents, to total capitalization was 98.7%, 89.8% and 107.4% at December 31, 2008, 2007 and 2006, respectively. Total capitalization is defined by the Company as total debt, minority interests and shareholders’ equity/(deficit), less cash and cash equivalents.

The Company funds its operations, debt service and other obligations primarily with cash flow from operations (including the accelerated receipt of cash under its receivables securitization and factoring facilities) and borrowings under its revolving credit facility. The Company may also consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company had no outstanding borrowings under its $758 revolving credit facility at December 31, 2008 and had $234 of securitized receivables.  The Company also had $84 of outstanding letters of credit under its revolving credit facility as of December 31, 2008, which reduced the amount of borrowings otherwise available under the facility to $674.

The Company’s debt agreements contain covenants that provide limits on the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, make certain other restricted payments, create liens, and engage in sale and leaseback transactions.  These restrictions are subject to a number of exceptions, however, allowing the Company to incur additional debt or make otherwise restricted payments.

The Company’s revolving credit facility and first priority term loans also contain various financial covenants. The interest coverage ratio is calculated as earnings before interest, taxes, depreciation and amortization (EBITDA) divided by interest expense.  EBITDA is defined in the credit agreements as the sum of net income, minority interests, interest expense, depreciation and amortization, and certain non-cash charges.  The Company’s interest coverage ratio of 3.48 to 1.0 at December 31, 2008 was in compliance with the covenant requiring a ratio of at least 2.65 to 1.0.  The requirement increases to at least 2.85 to 1.0 beginning December 31, 2009. The total net leverage ratio is calculated as total net debt divided by EBITDA as defined above.  Total net debt is defined in the credit agreements as total debt less cash and cash equivalents. The Company’s total net leverage ratio of 2.60 to 1.0 at December 31, 2008 was in compliance with the covenant requiring a ratio no greater than 4.25 to 1.0.   The requirement changes to no greater than 3.90 to 1.0 beginning December 31, 2009 and no greater than 3.50 to 1.0 beginning December 31, 2010.  The senior secured net leverage ratio is calculated as total senior secured indebtedness divided by EBITDA as defined above.  Total senior secured indebtedness is defined in the credit agreements as the sum of the outstanding balances on the Company’s senior secured notes, first priority term loans, revolving credit facility including letters of credit, securitization facilities, and other secured debt such as capital leases.  The Company’s senior secured net leverage ratio of 1.12 to 1.0 at December 31, 2008 was in compliance with the covenant requiring a ratio no greater than 2.50 to 1.0.  The requirement changes to no greater than 2.25 to 1.0 beginning December 31, 2009. The ratios are calculated at the end of each quarter using debt and cash balances as of the end of the quarter and EBITDA and interest expense for the most recent twelve months. Failure to meet the financial covenants could result in the acceleration of any outstanding amounts due under the Company’s revolving credit facility, term loan agreements, senior secured notes due 2011, and senior notes due 2013 and 2015.  In addition to the financial covenants above, the interest rate on the revolving credit facility can vary from EURIBOR or LIBOR plus a margin of 0.875% up to 2.00% based on the total leverage ratio.  The margin is 0.875% at a ratio of less than 2.50 to 1.0 and 2.00% at a ratio of 4.75 to 1.0 or higher, and varies between 1.00% and 1.75% at intervals in between.

Crown Holdings, Inc.

The Company’s current sources of liquidity and borrowings expire or mature as follows – its $225 North American securitization facility in March 2010; its €120 European securitization facility in June 2010; its $758 revolving credit facility in May 2011; its €460 first priority senior secured notes in September 2011; its $742 first priority term loans in November 2012; its $500 7.625% senior notes in November 2013; and its $600 7.75% senior notes in November 2015.

The Company had $674 of availability under its credit facility and cash balances of $596 at December 31, 2008, has $31 of current debt maturities in 2009, and is not required to refinance or renegotiate any of its current sources of liquidity until its securitization facilities expire in 2010.

Recent distress in the financial markets has reduced liquidity, credit availability, and the ability of many companies to refinance at terms consistent with those in current agreements and outstanding debt obligations.  In addition, volatility in the global equity markets has reduced the value of assets in the pension plans of many companies.  Reduced liquidity in the market did not have a significant impact on the Company in 2008 and the Company does not expect a significant impact in 2009 because it believes it has sufficient sources of liquidity under its current agreements to fund its operating needs in 2009.  The decline in the global equity markets, however, had a significant impact on the funded status of the Company’s defined benefit pension plans.  As disclosed in Note V to the consolidated financial statements, the aggregate funded status of the Company’s pension plans changed from an overfunding of $192 at December 31, 2007 to an underfunding of $272 at December 31, 2008.  The Company recorded pension expense of $13 in 2008 and currently projects its 2009 pension expense to increase to approximately $133 using foreign currency exchange rates in effect at December 31, 2008.  The projected increase in 2009 pension expense is primarily due to a decrease in asset values in the Company’s plans. The Company’s assumed rate of return on plan assets will be applied to a lower asset base in 2009 and there will be increased amortization of unrecognized net losses arising from the shortfall between assumed and actual asset returns in 2008.  The Company contributed $71 to fund its pension plans in 2008 and, based on its current projections, expects to fund $74, $90, $137, $142 and $126 in 2009 through 2013, respectively.

The Company has thus far not been significantly affected by any impact the financial crisis may or may not have had on its suppliers, customers and other counterparties, but is monitoring them for their continued ability to meet the terms of their agreements with the Company.

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

See Note R to the consolidated financial statements for further information relating to the Company’s refinancings and liquidity and capital resources.

Crown Holdings, Inc.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2008 are summarized in the table below.

	Payments Due by period
						2014 &
	2009	2010	2011	2012	2013	after	Total

Long-term debt	$31	$38	$675	$727	$502	$1,309	$3,282
Interest on long-term debt	230	224	222	180	139	100	1,095
Operating leases	56	43	34	30	28	39	230
Projected pension contributions	74	90	137	142	126		569
Postretirement obligations	35	36	37	37	38	188	371
Purchase obligations	2,717	667	76	3	1		3,464
Total contractual cash obligations	$3,143	$1,098	$1,181	$1,119	$834	$1,636	$9,011

All amounts due in foreign currencies are translated at exchange rates as of December 31, 2008.

Interest on long-term debt is presented through 2014 only, represents the interest that will accrue by year, and is calculated based on interest rates in effect as of December 31, 2008.  Interest on the credit facility is excluded because there were no outstanding balances as of December 31, 2008.

The projected pension contributions caption includes the minimum required contributions the Company expects to make in 2009 to 2013 to fund its plans.  The postretirement obligations caption includes the expected payments through 2018 to retirees for medical and life insurance coverage. The pension and postretirement projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover.  Therefore, these amounts have been provided for five years only in the case of pensions and through 2018 in the case of postretirement costs.

Purchase obligations include commitments for raw materials and utilities at December 31, 2008. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

The obligations above exclude $38 of unrecognized tax benefits for which the Company has recorded liabilities in accordance with FIN 48.  These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all.  See Note W to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

In order to further reduce leverage and future cash interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash, exchange shares of its common stock for the Company’s outstanding notes and debentures, or seek to refinance its existing credit facilities or other indebtedness. The Company will evaluate any such transactions in light of then existing market conditions and may determine not to pursue such transactions.

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

The table below provides information in U.S. dollars as of December 31, 2008 about the Company’s forward currency exchange contracts.  The majority of the contracts expire in 2009 and primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt and are recorded at fair value.  The contracts with no amounts in the fair value column have a fair value of less than $1.

	Contract	Contract fair value	Average contractual
Buy/Sell	amount	gain/(loss)	exchange rate
U.S. dollars/Euro	$198	$8	1.46
Sterling/Euro	57	(2)	0.88
Euro/Sterling	249	33	0.82
Euro/U.S. dollars	46	(1)	1.45
U.S. dollars/Canadian dollars	41	4	1.08
U.S. dollars/Thai Baht	53	2	33.50
U.S. dollars/Sterling	41	4	1.71
Sterling /U.S. dollars	41	(4)	1.73
Polish Zloty/Euro	41	—	3.67
Euro/Polish Zloty	44	(3)	3.91
Singapore dollars/U.S. dollars	36	—	1.44
U.S. dollars/Singapore dollars	18	—	1.46
Euro/Swiss Francs	17	—	1.51
	$882	$41

At December 31, 2008, the Company had additional contracts with notional values of $19 to purchase or sell other currencies, principally Asian.  The aggregate fair value of these contracts was not material.

As of December 31, 2008, Crown European Holdings (“CEH”), a euro functional currency subsidiary, had U.S. dollar exposure on intercompany debt of $505 owed to a U.S. subsidiary of the Company.  As discussed under Note T to the consolidated financial statements, CEH has entered into cross-currency swaps as a hedge against $460 of that exposure. The remaining exposure of $45 is hedged by a forward currency exchange contract that is included in the table above.

The Company, from time to time, may manage its interest rate risk, primarily from fluctuations in variable interest rates, through interest rate swaps in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations. Variable interest rates disclosed represent the weighted average rates at December 31, 2008.

	Year of Maturity

Debt	2009	2010	2011	2012	2013	Thereafter
Fixed rate	$15	$12	$653	$3	$502	$1,309
Average interest rate	6.6%	5.7%	6.3%	7.2%	7.6%	7.7%

Variable rate	$75	$26	$22	$724
Average interest rate	5.9%	5.4%	5.7%	5.7%

Total future payments of $3,341 at December 31, 2008 include $2,206 of U.S. dollar-denominated debt, $1,059 of euro-denominated debt and $76 of debt denominated in other currencies.

Crown Holdings, Inc.

The Company uses various raw materials, such as steel and aluminum in its manufacturing operations, which exposes it to risk from adverse fluctuations in commodity prices.  In 2008, consumption of steel and aluminum represented approximately 26% and 33%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The weighted average market price for steel used in packaging increased approximately 5% and the average price of aluminum ingot on the London Metal Exchange decreased approximately 2% during 2008. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The Company may, however, be unable to increase its prices to offset unexpected increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term.

In addition, the manufacturing facilities of the Company are dependent, in varying degrees, upon the availability of water and processed energy, such as natural gas and electricity.

Aluminum, a basic raw material of the Company, is subject to significant price fluctuations the risk of which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $214 and a fair value loss of $91.  The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers to manage exposure to price volatility.

CAPITAL EXPENDITURES

Consolidated capital expenditures were $174 in 2008 compared to $156 in 2007.

Expenditures in the Americas Division were $86 in 2008 and included spending of $71 in Americas Beverage and $7 in North America Food.  The spending in Americas Beverage included $44 for a new beverage can plant in Brazil.

Expenditures in the European Division were $74 and included spending of $41 in European Beverage, $21 in European Food and $8 in European Specialty Packaging.  The spending in European Beverage included $32 for a new beverage can line in Spain.

At December 31, 2008, the Company had approximately $17 of capital commitments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note M to the consolidated financial statements.

The Company also utilizes receivables securitization facilities and derivative financial instruments as further discussed under Note D and Note T, respectively, to the consolidated financial statements.

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

Crown Holdings, Inc.

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. The Company also has environmental issues at certain of its plants in the Americas and Europe.  Actual expenditures for remediation were $5, $1 and $1 in 2008, 2007 and 2006, respectively. The Company’s balance sheet reflects estimated discounted remediation liabilities of $18 at December 31, 2008, including $1 as a current liability. The Company records an environmental liability when  it  is  probable  that  a  liability  has  been  incurred  and  the  amount  of  the  liability  is reasonably estimable. Reserves at December 31, 2008 are primarily for asserted claims and are based on internal and   external environmental studies. The Company expects that the liabilities will be paid out over the period of  remediation for the  applicable  sites,  which in  some  cases  may  exceed  ten  years.

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

COMMON STOCK AND OTHER SHAREHOLDERS’ EQUITY/(DEFICIT)

Shareholders’ equity/(deficit) was ($317) at December 31, 2008 compared to $15 and ($494) at December 31, 2007 and 2006, respectively.  The decrease of $332 in 2008 was primarily due to $398 of currency translation adjustments, $101 of adjustments relating to the Company’s pension and postretirement benefit plans and $51 related to accounting for derivatives, partially offset by net income for the year of $226.  Additional information related to the pension and postretirement benefit plan adjustments is available under the  Critical Accounting Policies section of this Management’s Discussion and Analysis and under Note V to the consolidated financial statements.  The increase in 2007 was primarily due to net income of $528, partially offset by $118 of common share repurchases.

The Company’s first priority revolving credit and term loan facilities, first priority senior secured notes and senior unsecured notes contain provisions that limit the repurchase of common stock and the payment of dividends subject to certain permitted payments or repurchases and exceptions.  The Company acquired 2,119,697 shares, 4,974,892 shares and 7,046,378 shares of its common stock in 2008, 2007 and 2006, respectively.

Total common shares outstanding were 159,191,238 at December 31, 2008 and 159,777,628 at December 31, 2007.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 of the Company’s outstanding common stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors.  This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares.  The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion.  During 2008, the Company repurchased $33 of common stock under this authorization to reduce the remaining authorized purchases to $467 as of December 31, 2008.

The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes.

The Board of Directors adopted a Shareholders’ Rights Plan in 1995 and declared a dividend of one right for each outstanding share of common stock. In connection with the formation of Crown Holdings, Inc., the existing Shareholders’ Rights Plan was terminated and a new Rights Agreement was entered into with terms substantially identical to the terminated plan, as amended in 2004. See Note P to the consolidated financial statements for a description of the Shareholders’ Rights Plan.

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

Asbestos Liabilities

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

At the end of each quarter, the Company considers whether there have been any material developments that would cause it to update its asbestos liability accrual calculations. Absent any significant developments in the asbestos litigation environment in general or with respect to the Company specifically, the Company updates its accrual calculations in the fourth quarter of each year.  The Company’s asbestos liability accrual is calculated in the fourth quarter of each year as the sum of its outstanding and expected future claims, multiplied by the expected average settlement cost of those claims, plus estimated legal fees.  Claims in these states where the Company’s liability is limited by statute are included in the number of outstanding claims, but are assumed to have no value. The expected number of claims, and the expected average settlement cost per claim are calculated using projections based on the actual data for the most recent five years.  Because claims are not submitted or settled evenly throughout the year, it is difficult to predict at any time during the year whether the number of claims or average settlement cost over the five year period ending December 31 of such year will increase compared to the prior five year period.  At the end of both 2008 and 2007, the five year average settlement cost per claim was higher than at the end of the preceding year.  The effect of these increases in the expected average settlement cost per claim was partially mitigated by a decrease in each year in the expected  number  of  future  claims.   The  combination  of  the projected increase in cost per claim, the projected decrease in the number of future claims, and including an additional year in the ten-year projection each year, resulted in a charge of $25 in 2008 compared to $29 in 2007.  The charges of $25 in 2008 and $29 in 2007 were higher than the charge of  $10 in 2006 because the increase in the projected average cost per claim in 2008 and 2007 was higher than in 2006.   A 10% change in either the number of projected claims or the average cost per claim would increase or decrease the estimated liability at December 31, 2008 by $20.  A 10% increase or decrease in these two factors at the same time would increase or decrease the estimated liability at December 31, 2008 by $42 and $38, respectively.

Goodwill Impairment

The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. The impairment review involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on the average of the estimated fair values calculated using market values for comparable businesses and discounted cash flow projections.  The Company uses an average of the two methods in estimating fair value because it believes they provide an equal probability of yielding an appropriate fair value for the reporting unit.  The Company’s estimates of future cash flows include assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows.  Under the first method of calculating estimated fair value, the Company obtains publicly available trading multiples based on the enterprise value of companies in the packaging industry whose shares are publicly traded. The Company also reviews available information regarding the multiples used in recent transactions, if any, involving transfers of controlling interests in the packaging industry. The appropriate multiple is  applied to the forecasted  EBITDA   (a  non-GAAP item defined  by  the  Company as net  customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) of the reporting unit to obtain an estimated fair value.  Under the second method, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include no growth assumption unless there has recently been a material change in the business or a material change is forecasted.  The discount rate is based on the average weighted-average cost of capital of companies in the packaging industry, which information is available through various sources.  The terminal value at the end of the five years is the product of the projected EBITDA at the end of the five year period and the trading multiple.  The discussion below provides information on the Company’s assumptions and conclusions regarding its review of the North America Closures reporting unit in 2008 and the European Closures reporting unit in 2007.  These reporting units manufacture and sell metal vacuum food closures and are part of the North America Food and European Food segments, respectively. Additional discussion of these reporting units is provided because the fair value of the North America Closures reporting unit did not materially exceed its carrying value at the end of 2008, and because the Company recorded an impairment charge of $103 in the European Closures reporting unit in 2007. The EBITDA multiple and discount rate assumptions set forth below for 2008 and 2007 were also used by the Company in reviewing its remaining reporting units for impairment at the end of 2008 and 2007.

Crown Holdings, Inc.

As of December 31, 2008, the estimated fair value of the North America Closures reporting unit was $18 higher than its carrying value, and the reporting unit had $66 of goodwill. The fair value of the North America Closures reporting unit was estimated based on the average of the fair values calculated using market values for comparable businesses and discounted cash flow projections, as described above.   The maximum potential effect of weighting the two methods other than equally would have been to increase or decrease the estimated fair value at December 31, 2008 by $2 as the two methods provided values that were within $4 of each other.  The Company assumed an EBITDA multiple of 6.5 times for the market value method. The assumed EBITDA multiple was reduced from 8.0 times in 2007 to 6.5 times in 2008 due to the decrease in trading multiples of companies in the packaging industry whose shares are publicly traded.  For its discounted cash flow projections the Company assumed a five-year projection of revenue and operating margins consistent with current results, a discount rate of 9.20%, and a terminal value of 6.5 times EBITDA at the end of the five years.   The discount rate was increased from 8.75% in 2007 to 9.20% in 2008 due to an increase in the weighted average cost of capital of companies in the packaging industry in 2008.  Assuming all other factors remain the same, a $1 change in projected annual EBITDA changes the excess of estimated fair value over carrying value by $7; a change of 0.5 in the assumed EBITDA multiple changes the excess of estimated fair value over carrying varying value by $9; and a change in the discount rate to 8.20% or 10.20% changes the excess of estimated fair value over carrying value by $3.  It is possible that an impairment charge of up to $66 could be recorded for the North America Closures reporting unit if its estimated fair value were to fall below its carrying value.

During the fourth quarter of 2007, the Company recorded a goodwill impairment charge of $103 in its European Closures reporting unit due to a decrease in projected operating results.  The segment income of the business was $6, $14 and $17 for the years ended December 31, 2007, 2006 and 2005, respectively, and as of the end of 2006, the Company was projecting 2007 segment income of $16.  The decrease in 2007 segment income, compared to 2006 results and the Company’s 2007 projections, was primarily due to lower sales unit volumes, an inability to recover cost increases through increased selling prices, and, to a lesser extent, increased costs due to a temporary disruption from the relocation of certain operations during the first half of 2007.  The relocation of operations is complete and the related excess costs incurred in 2007 are not expected to recur in future years.

In its projections for the European Closures reporting unit for 2007, the Company expected to see some pressure on selling prices based on preliminary discussions with its customers, but believed it could compensate for these losses through increased sales unit volumes that could be obtained from existing or new customers throughout the year.  However, due to aggressive pricing by certain of the Company’s competitors (an effort to maintain or increase their sales unit volumes), the Company was unable to increase volumes for 2007 as allocations were finalized during the first two quarters. In addition to its effect on the Company’s sales unit volumes, the competitive situation also depressed selling prices throughout the year beyond the Company’s expectations.  The aggressive pricing policies evident in 2007 were unexpected in a business that had consistent segment income and relatively stable selling prices in recent years.  As of October 31, 2007, it was management’s judgment that the adverse competitive situation was temporary based on its understanding of the competitive market  at  that  time.

Crown Holdings, Inc.

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

The Company believes segment income in the European Closures reporting unit will improve only when, and if, selling prices in the market increase or the Company is able to significantly increase its current sales unit volumes. The Company is attempting to reduce costs in the business through manufacturing efficiencies and manpower reductions, while also seeking to improve sales price and volume by supplying a quality product and technical support in a competitive market environment.  The Company is unable to predict at this time whether these initiatives will be successful or whether and to what extent such initiatives will reduce costs and improve sales volumes and pricing.

Estimated fair value for the European Closures reporting unit was calculated in the fourth quarters of 2007 and 2006 using the methodology outlined above.  Weighting the two methods in any other proportion would not have had any effect on the 2006 impairment review as any combination would have resulted in an estimated fair value in excess of carrying value.  For the 2007 impairment review, the maximum potential effect of weighting the two methods other than equally would have been to increase or decrease the impairment charge by $5. The primary assumptions used included EBITDA multiples of 8.0 times and 7.5 times, and discount rates of 8.75% and 7.0%, in 2007 and 2006, respectively.  The increases in the EBITDA multiple and discount rate used in 2007 compared to 2006 were due to increases in the market values and weighted average cost of capital of companies in the packaging industry from 2006 to 2007.  The primary cause of the impairment charge in 2007 was a decrease in projected operating results as described above, as the net effect of the assumed multiple and discount rate changes was not significant.   As of December 31, 2008, the European Closures reporting unit had $65 of remaining carrying value including $18 of goodwill, and its estimated fair value was $37 higher than its carrying value.

Long-lived Assets Impairment

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

Tax Valuation Allowance

The Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that a portion of the tax assets will not be realized.  The estimate of the amount that will not be realized requires the use of assumptions concerning the Company’s future taxable income.  These estimates are projected through the life of the related deferred tax assets based on assumptions that management believes are reasonable.  The Company considers all sources of taxable income in estimating its valuation allowances, including taxable income in any available carry back period; the reversal of taxable temporary differences; tax-planning strategies; and taxable income expected to be generated in the future other than reversing temporary differences.  Should the Company change its estimate of the amount of its deferred tax assets that it would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease in tax expense in the period such a change in estimate was made.

Crown Holdings, Inc.

At December 31, 2007, the Company reversed a portion of its U.S. valuation allowances based on management’s determination that it was more likely than not that a portion of its deferred tax benefits would be realized through future income. In forming this conclusion, the Company considered the fact that it no longer had cumulative losses in the U.S. over the previous three years. The Company’s U.S. pre-tax book income/(loss) from continuing operations, as reported under Note X to the Company’s  Annual Report on Form 10-K  for the  year ended December 31, 2007, was $4, $39 and ($60) for the years ended December 31, 2007, 2006 and 2005, respectively.  However, these amounts represent the U.S. book income only and exclude additional U.S. taxable income from foreign dividends and other foreign source income. Dividends and foreign source income were $40 in 2007 and the Company included similar amounts in its projections of future taxable income at that time. In addition, the loss of $60 in 2005 included charges of $53 related to early extinguishments of debt, and the Company did not include similar charges in its projections of future income.  The Company’s U.S. book income for 2008, as disclosed under Note W to the consolidated financial statements, was $31 and excluded $49 of foreign source income.

As of December 31, 2008, the Company had $515 of U.S. net deferred tax assets.  Future realization of these net deferred tax assets will require approximately $1.3 billion of aggregated future U.S. taxable income.

As of December 31, 2008, the Company had a full valuation allowance of $163 against its net deferred tax assets in France.  The French operations are in a three year cumulative loss position and were break even in 2008.  It is possible that the French operations will be profitable in 2009 due to improved operating profits and reduced interest expense from a corporate restructuring.  However, due to a significant increase in the price the operations will pay for steel in 2009 and uncertainty regarding the effect of the price increases on the French operating profits, management believes it does not have sufficient positive evidence as of December 31, 2008 to conclude that it is more likely than not that some or all of its French deferred tax assets will be realized in 2009 or beyond.  The Company will continue to monitor the results of its French operations as its supplier and customer contracts are finalized during the first two quarters of 2009, and it is possible that some or all of its French valuation allowance will be reversed in 2009 or thereafter.

As of December 31, 2008, the Company had a full valuation allowance of $56 against its net deferred tax assets in Canada.  The Canadian operations are in a three year cumulative loss position and had a significant loss in 2008 due to high interest and plant closing costs, and foreign exchange losses on intercompany balances owed to the U.S.  It is possible that the Canadian operations will be profitable in 2009 due to reduced interest expense from a corporate restructuring and savings from the 2008 plant closings.  Management believes, however, that it does not have sufficient positive evidence as of December 31, 2008, to conclude that it is more likely than not that some or all of its Canadian deferred  tax  assets  will be realized in 2009 or beyond.  The Company will continue to monitor the results of its Canadian operations and it is possible that some or all of its Canadian valuation allowance will be reversed in 2009 or thereafter.

Unrecognized Tax Positions

The Company recognizes the impact of a tax position if, in the Company’s opinion, it is more likely than not that the position will be sustained on audit, based on the technical merits of that position.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The determination of whether the impact should be recognized, and the measurement of the impact, can require significant judgment and the Company’s estimate may differ from the actual settlement amounts. See Note W to the consolidated financial statements for additional information on the Company’s tax positions.

Pension and Postretirement Benefits

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

The rate of return assumptions are reviewed at each measurement date based on the pension plans’ investment policies, current asset alloctions and an analysis of the historical returns of the capital markets.   The U.S. plan’s current asset allocation targets are 70%  U.S. and  international equities,  12%  debt  securities, 15% alternative investments and 3%  real estate.   Alternative investments include private equity and hedge funds. The actual asset allocation percentages at December 31, 2008 were 63% equities, 18% debt securities, 16% alternative investments and 3% real estate. The U.K. plan, which is the primary non-U.S. plan, has a current asset allocation policy of 16% U.K. and non-U.K. equities, 60% liability-matching debt securities, 19% alternative investments and 5% real estate. The actual allocation percentages at December 31, 2008 were 11% equities, 62% debt securities, 23% alternative investments and 4% real estate. The rate of return assumptions for 2009 of 8.75% for the U.S. plan and 6.75% for the U.K. plan were calculated using the actual allocation percentages at December 31, 2008 and an assumed rate of return for each category in each plan. The Company used the actual allocation percentages because it believes the asset mix throughout 2009 will be closer to the actual percentages than the target percentages.  A 0.25% change in the expected rates of return would change 2009 pension expense by approximately $8.

Crown Holdings, Inc.

Discount rates were selected using a method that matches projected payouts from the plans with zero-coupon double A bond yield curves in the respective currencies.  The yield curves were constructed from the underlying bond price and yield data collected as of the plans' measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years.  Each discount rate in the curve was derived from an equal weighting of the double A bond universe, approtioned into distinct maturity groups.  These individual discount rates were then converted into a single equivalent discount rate.  To assure that the resulting rates can be  achieved  by the plan, only bonds with sufficient capacity that satisfy certain criteria and are expected  to  remain  available  through the period of maturity of the plan benefits were used to develop the discount rate.   A 0.25% change in the discount rates from those used at December 31, 2008 would change 2009 pension expense by approximately $5 and postretirement expense by approximately $1. See Note V to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2008, the Company had pre-tax unrecognized net losses in other comprehensive income of $1,677 related to its pension plans and $118 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. For example, as disclosed in Note V to the consolidated financial statements, the unrecognized net loss in the Company’s  pension  plans  included  a  current  year  loss  of  $517 consisting of a loss of $1,147 due to actual asset losses of $800 compared to expected returns of $347, offset by gains of $630 primarily due to higher discount rates at the end of 2008 compared to 2007.  Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2008 included charges of $64 for the amortization of unrecognized net losses, and the Company estimates charges of $109 in 2009. Unrecognized net losses of $1,677 in the pension plans as of December 31, 2008 include $589 in the U.K. defined benefit plan, $962 in the U.S defined benefit plan, $148 in the Canadian defined benefit plans, and ($22) in other plans.  Amortizable losses in the U.K. plan are being recognized over 22 years, representing the average expected life of inactive employees as over 90% of the plan participants are inactive and the fund is closed to new participants.  Amortizable losses in the U.S. plan are being recognized over the average remaining service life of active participants of 11 years.  Amortizable losses in the Canadian plans are being recognized over the average remaining service life of active participants of 11 years.  An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2009 by 9.1% or $10. A decrease of 10% in the number of years would increase the estimated charge for 2009 by 11.1% or $12.

Unrecognized net losses in the Company’s other postretirement benefit plans as of December 31, 2008, primarily included $113 in the U.S. plans, with the amortizable portion being recognized over the average remaining service life of active participants of 9 years.  The Company’s other postretirement benefits expense for the year ended December 31, 2008 included charges of $8 for the amortization of unrecognized net losses, and the Company estimates charges of $8 in 2009. An increase of 10% in the number of years used to amortize the unrecognized losses in each plan would decrease the estimated charge for 2009 by 9.1% or $1. A decrease of 10% in the number of years would increase the estimated charge for 2009 by 11.1% or $1.

Crown Holdings, Inc.

Stock-Based Compensation

Calculation of the estimated fair value of stock option awards requires the use of assumptions regarding a number of complex and subjective variables, including the expected term of the options, the annual risk-free interest rate over the options’ expected term, the expected annual dividend yield on the underlying stock over the options’ expected term, and the expected stock price volatility over the options’ expected term.  The Company generally  bases its  assumptions of  option  term and  expected price  volatility on  historical data,  but also considers other factors, such as vesting or expiration provisions in new awards that are inconsistent with past awards, that would make the historical data unreliable as a basis for future assumptions.  Estimates of the fair value of stock options are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under FAS 123(R). See Note A and Note Q to the consolidated financial statements for additional disclosure of the Company’s assumptions related to stock-based compensation.

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

Crown Holdings, Inc.

In December 2008, the FASB issued SFAS No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  FAS 160 requires the recognition of noncontrolling (minority) interests as equity in the consolidated financial statements, but separate from the parent’s equity. The statement also requires that the amount of net income attributable to minority interests be included in consolidated net income on the face of the income statement.  Assuming FAS 160 was adopted as of December 31, 2008, and using the amounts included in the Company’s financial statements as of that date, the adoption of FAS 160 would increase the Company’s shareholders’ (deficit)/equity from ($317) to $36  due to the inclusion of minority interests of $353 in shareholders’ equity.  The effect on the income statement for the year ended December 31, 2008 would be to increase the Company’s consolidated net income from $226 to $330 with the inclusion of $104 of net income attributable to minority interests, and the Company would separately disclose $104 of consolidated net income attributable to minority interests.  FAS 160 also includes expanded disclosure requirements regarding interests of the parent and noncontrolling interests, and amends certain consolidation procedures of ARB No. 51 for consistency with the requirements of FAS 141(R).  FAS 160 is effective for the Company as of January 1, 2009.

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

FORWARD LOOKING STATEMENTS

Statements in this Annual Report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the discussions of the provision for asbestos in Note L and other contingencies in Note M to the consolidated financial statements included in this Annual Report and in discussions incorporated by reference into this Annual Report (including, but not limited to, those in “Compensation Discussion and Analysis” in the Company’s Proxy Statement), which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws.  In addition, the Company and its representatives may from time to time make other oral or written statements which are also forward-looking statements.  Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance.  These may include, among others, statements relating to (i) the Company's plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness and other contractual  obligations,  (iii) the  impact of an  economic  downturn or  growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings, (vi) the Company’s policies with respect to executive compensation and (vii) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension and postretirement liabilities.

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; loss of customers, including the loss of any significant customers; the Company’s ability to obtain and maintain adequate pricing for its  products,  including the  impact  on  the Company’s revenue, margins and market share and the ongoing impact of price increases; the impact of the Company’s initiative to generate additional cash, including the  reduction of  working  capital levels  and  capital  spending;  restrictions  on  the Company’s use of available cash under its  debt agreements; the ability of the Company to realize cost savings from its restructuring programs; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, energy, water, inks and coatings) and the  Company’s ability to pass raw material, energy and freight price increases and surcharges through to its customers or to otherwise manage these commodity pricing  risks; the financial condition of the Company’s vendors and customers;  the  Company’s  ability to generate  significant cash to meet its  obligations and invest in its business and to maintain appropriate debt levels; the Company’s ability to maintain adequate sources of capital and liquidity; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a  cost-effective manner; changes in consumer preferences for different packaging products; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to maintain and develop competitive technologies for the design and manufacture of products and to  withstand competitive and legal challenges to the proprietary nature of such technology;  the  Company’s  ability  to  generate sufficient production capacity; the collectibility of receivables; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; weather conditions, including their effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes or  differences in  U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges) and tax rates;

Crown Holdings, Inc.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth within Part II, Item 7,” Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Market Risk” is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes V and W to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006 and the manner in which it accounts for uncertain tax positions as of January 1, 2007, respectively.

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

PricewaterhouseCoopers LLP

Philadelphia, PA
February 27, 2009

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

For the years ended December 31	2008	2007	2006

Net sales	$8,305	$7,727	$6,982

Cost of products sold, excluding depreciation and amortization	6,867	6,471	5,863
Depreciation and amortization	216	229	227

Gross profit	1,222	1,027	892

Selling and administrative expense	396	385	316
Provision for asbestos…Note L	25	29	10
Provision for restructuring…Note N	21	20	15
Provision for asset impairments and loss/gain on sale of assets…Note O	6	100	(64)
Loss from early extinguishment of debt…Note R	2
Interest expense	302	318	286
Interest income	(11)	(14)	(12)
Translation and exchange adjustments	39	(12)	6

Income from continuing operations before income taxes and minority interests	442	201	335
Provision for/(benefit from) income taxes…Note W	112	(400)	(62)
Minority interests	(104)	(73)	(55)
Income from continuing operations	226	528	342

Discontinued operations…Note B
Loss before income taxes			(34)
Benefit from income taxes			(1)
Loss from discontinued operations			(33)
Net income	$226	$528	$309

Per common share data: Note U

Earnings/(loss)

Basic – Continuing operations	$1.42	$3.27	$2.07
Discontinued operations			(0.20)
	$1.42	$3.27	$1.87

Diluted – Continuing operations	$1.39	$3.19	$2.01
Discontinued operations			(0.19)
	$1.39	$3.19	$1.82

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2008	2007

Assets
Current assets

Cash and cash equivalents	$596	$457
Receivables, net…Note D	734	673
Inventories…Note E	979	1,030
Prepaid expenses and other current assets	148	74
Total current assets	2,457	2,234

Goodwill…Note F	1,956	2,199
Property, plant and equipment, net…Note G	1,473	1,604
Other non-current assets…Note H	888	942
Total	$6,774	$6,979

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt…Note R	$59	$45
Current maturities of long-term debt…Note R	31	38
Accounts payable and accrued liabilities…Note I	1,982	2,000
Total current liabilities	2,072	2,083

Long-term debt, excluding current maturities…Note R	3,247	3,354
Postretirement and pension liabilities…Note V	893	625
Other non-current liabilities…Note J	526	579
Minority interests	353	323
Commitments and contingent liabilities…Notes K and M

Shareholders’ equity/(deficit)
Preferred stock, authorized: 30,000,000; none issued…Note P
Common stock, par value: $5.00; authorized 500,000,000 shares; issued 185,744,072 shares...Note P	929	929
Additional paid-in capital	1,510	1,516
Accumulated deficit	(428)	(654)
Accumulated other comprehensive loss…Note C	(2,195)	(1,646)
Treasury stock at par value (2008 – 26,552,834 shares; 2007 – 25,966,444 shares)	(133)	(130)
Total shareholders’ equity/(deficit)	(317)	15
Total	$6,774	$6,979

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
For the years ended December 31	2008	2007	2006

Cash flows from operating activities
Net income	$226	$528	$309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216	229	230
Provision for asset impairments and loss/gain on sale of assets	6	100	(64)
Pension expense	13	10	37
Pension contributions	(71)	(65)	(90)
Stock-based compensation	16	14	11
Deferred income taxes	23	(486)	(110)
Minority interests	104	73	55
Changes in assets and liabilities, net of effect of divested businesses:
Receivables	(110)	68	39
Inventories	(23)	(19)	(66)
Accounts payable and accrued liabilities	38	61	19
Asbestos liabilities		3	(16)
Other	(16)	(7)	1
Net cash provided by operating activities	422	509	355

Cash flows from investing activities
Capital expenditures	(174)	(156)	(191)
Proceeds from sale of businesses, net of cash sold		7	7
Proceeds from sale of property, plant and equipment	15	66	81
Other	(27)	(11)	(8)
Net cash used for investing activities	(186)	(94)	(111)

Cash flows from financing activities
Proceeds from long-term debt	27	48	232
Payments of long-term debt	(94)	(55)	(143)
Net change in revolving credit facility and short-term debt	15	(217)	(81)
Debt issue costs			(4)
Common stock issued	10	14	18
Common stock repurchased	(35)	(118)	(135)
Dividends paid to minority interests	(65)	(38)	(29)
Other	65	(30)	(16)
Net cash used for financing activities	(77)	(396)	(158)

Effect of exchange rate changes on cash and cash equivalents	(20)	31	27

Net change in cash and cash equivalents	139	50	113

Cash and cash equivalents at January 1	457	407	294

Cash and cash equivalents at December 31	$596	$457	$407

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME/(LOSS)
(in millions, except share data)

	2008	2007	2006
Comprehensive income/(loss)
Net income	$226	$528	$309
Net other adjustments (see details below)	(549)	85	729
Comprehensive income/(loss)	$(323)	$613	$1,038

Common stock	$929	$929	$929

Paid-in capital
Balance – beginning of year	$1,516	$1,589	$1,674
Restricted stock awarded	(2)	(2)	(2)
Stock-based compensation	16	16	11
Stock issued – benefit plans	4	6	5
Stock repurchased	(24)	(93)	(99)
Balance – end of year	$1,510	$1,516	$1,589

Accumulated deficit
Balance – beginning of year	$(654)	$(1,166)	$(1,475)
Net income	226	528	309
Adoption of FIN 48		(16)
Balance – end of year	$(428)	$(654)	$(1,166)

Accumulated other comprehensive loss
Balance – beginning of year	$(1,646)	$(1,731)	$(1,219)
Derivatives qualifying as hedges, net of tax of $15, $9 and $3	(51)	(7)	2
Translation adjustments	(397)	25	133
Translation adjustments - disposition of foreign investments		6
Minimum pension liability adjustments, net of tax of ($2)			710
Minimum pension tax adjustment - NoteW			(121)
Amortization of net loss and prior service cost included in net periodic pension and postretirement cost, net of tax of ($14) and ($19)	38	47
Net loss and prior service cost adjustments, net of tax of $127 and ($62)	(139)	18
Available for sale securities, net of tax of $2 and ($2)		(4)	5
Net other comprehensive earnings/(loss) adjustments	(549)	85	729
Adoption of FAS 158, net of tax of $228			(1,241)
Balance – end of year	$(2,195)	$(1,646)	$(1,731)

Treasury stock
Balance - beginning of year	$(130)	$(115)	$(94)
Restricted stock awarded	2	2	2
Stock issued – benefit plans	6	8	13
Stock repurchased	(11)	(25)	(36)
Balance – end of year	$(133)	$(130)	$(115)

Total shareholders' equity/(deficit) – end of year	$(317)	$15	$(494)

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

The Company manufactures and sells metal containers, metal closures, and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”) as defined in FASB Interpretation No. 46 (“FIN 46”). If an entity meets the criteria for VIE status, the Company consolidates that entity if the Company has the obligation to absorb more than 50% of the entity’s expected losses or receive more than 50% of the entity’s expected residual returns. If an entity does not meet the criteria for VIE status, the Company consolidates those in which it has effective control, which includes certain subsidiaries that are not majority-owned.  Certain of the Company’s joint venture agreements contain provisions in which the Company would surrender certain decision-making rights upon a change in control of the Company.  AccordingIy, consolidation of these operations may no longer be appropriate subsequent to a change in control of the Company, as defined in the joint venture agreements. Investments in companies in which the Company does not have effective control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Investments in securities where the Company does not have the ability to exercise significant influence over operating and financial policies, and whose fair value is readily determinable such as those listed on a securities exchange, are referred to as “available for sale securities” and reported at their fair value with unrealized gains and losses reported in accumulated other comprehensive income in shareholders’ equity. Other investments are carried at cost.

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

Stock-Based Compensation. The Company has stock-based employee compensation plans that are currently comprised of fixed stock options and restricted stock awards.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“FAS 123(R)”), “Share Based Payment.”  The Company is using the modified prospective transition method of FAS 123(R) whereby compensation expense for all nonvested stock awards, measured by the grant date fair value of the awards, will be charged to earnings prospectively over the remaining vesting period based on the estimated number of awards that are expected to vest. Similarly, compensation expense for all future awards will be recognized over the vesting period based on the grant-date fair value and the estimated number of awards that are expected to vest. Compensation expense is recognized over the vesting period on a straight-line basis. Valuation of awards granted prior to the adoption of the standard were calculated using the Black-Scholes option pricing model and the Company expects to use the same model for valuing future awards.

Crown Holdings, Inc.

Stock-based compensation expense was $16, $14 and $11 in 2008, 2007 and 2006, respectively.

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

Goodwill. Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangible assets are stated at cost.  Potential impairment of goodwill is identified by comparing the fair value of a reporting unit, using a combination of market values for comparable businesses and discounted cash flow projections, to its carrying value including goodwill. Goodwill was allocated to the reporting units at the time of the acquisition based on the relative fair values of the reporting units.  If the carrying value of a reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. Goodwill is tested for impairment in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired.

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

Research and Development. Net research, development and engineering costs of $47, $48 and $42 in 2008, 2007 and 2006, respectively, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Crown Holdings, Inc.

Recent Accounting and Reporting Pronouncements.  Effective January 1, 2008, the Company adopted SFAS No. 157 (“FAS 157”), “Fair Value Measurements” to account for its financial assets and financial liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Expanded disclosures include a tabular presentation of the fair value of a company’s outstanding financial instruments according to a fair value hierarchy (i.e., levels 1, 2, 3, as defined) as well as enhanced disclosures regarding instruments in the level 3 category including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  FAS 157  emphasizes  that  fair  value  is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability.  The adoption of FAS 157 did not have a material impact on the Company.  The provisions of FAS 157 relating to nonfinancial assets, primarily goodwill, and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis are effective for the Company as of January 1, 2009.  See Note S for additional information regarding FAS 157.

Effective January 1, 2008, the Company adopted SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of FAS 159 had no impact on the Company’s financial statements because the Company did not elect the fair value option.

In December 2008, the FASB issued SFAS No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  FAS 160 requires the recognition of noncontrolling (minority) interests as equity in the consolidated financial statements, but separate from the parent’s equity.  The statement also requires that the amount of net income attributable to minority interests be included in consolidated net income on the face of the income statement.  Assuming FAS 160 was adopted as of December 31, 2008, and using the amounts included in the Company’s financial statements as of that date, the adoption of FAS 160 would increase the Company’s shareholders’ equity/(deficit) from ($317) to $36 due to the inclusion of minority interests of $353 in shareholders’ equity.  The effect on the income statement for the year ended December 31, 2008 would be to increase the Company’s consolidated net income from $226 to $330 with the inclusion of $104 of net income attributable to minority interests, and the Company would separately disclose the $104 of consolidated net income attributable to minority interests. FAS 160 also includes expanded disclosure requirements regarding interests of the parent and noncontrolling interests, and amends certain consolidation procedures of ARB No. 51 for consistency with the requirements of FAS 141(R).  FAS 160 is effective for the Company as of January 1, 2009.

B.	Discontinued Operations

During the second and third quarters of 2006, the Company sold its remaining European plastics businesses for $2, net of cash divested.  These operations primarily make plastic bottles as well as other products for cosmetics and beauty care companies.  In November 2006, the Company sold its Americas health  and  beauty  care  business  for $4, net of cash divested.

The divested businesses were previously included as non-reportable segments in the Company’s segment reporting and had combined net sales of $158 for the year ended December 31, 2006.

The results of operations for the divested businesses are reported within discontinued operations in the accompanying statements of operations. The segment results in Note X and the Condensed Combining Statements of Operations in Note Y have also been recast for the divested businesses. The Consolidated Statements of Cash Flows do not separately report the cash flows of the discontinued operations.  Interest expense was not allocated to the divested businesses and, therefore, all of the Company’s interest expense is included within continuing operations

Crown Holdings, Inc.

The components of the loss from discontinued operations are presented below.

2006
Loss before tax	$(6)
Income tax on operations
Loss on disposal	(28)
Income tax on disposal	1
Loss from discontinued operations	$(33)

C.	Accumulated Other Comprehensive Loss

	2008	2007
Pension and postretirement adjustments	$(1,340)	$(1,239)
Cumulative translation adjustments	(799)	(402)
Derivatives qualifying as hedges	(56)	(5)
	$(2,195)	$(1,646)

D.	Receivables

	2008	2007
Accounts and notes receivable	$615	$525
Less: allowance for doubtful accounts	(24)	(28)
Net trade receivables	591	497
Miscellaneous receivables	143	176
	$734	$673

Following are the changes in the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006.

	Balance at				Balance at
	beginning of year	Expense	Write offs	Translation	end of year
2006	$33	$3	$(1)	$3	$38
2007	38	3	(15)	2	28
2008	28	1	(4)	(1)	24

The Company utilizes receivable securitization facilities in the normal course of business as part of its management of cash flow activities. Under its committed $225 North American facility, the Company sells receivables, on a revolving basis, to a wholly-owned, bankruptcy-remote subsidiary.  The subsidiary was formed for the sole purpose of buying and selling receivables generated by the Company and, in turn, sells undivided percentage ownership interests in the pool of purchased receivables to a syndicate of financial institutions.  The Company continues to service these receivables for a fee but does not retain any interest in the receivables sold. The Company has relinquished control of the receivables and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheets. As of December 31, 2008 and 2007, $115 and $130 of receivables, respectively, were securitized under the North American facility.

Under the Company’s committed €120 European securitization facility, certain subsidiaries in the U.K. and France sell receivables to an entity formed in France for the sole purpose of buying receivables from the selling subsidiaries.  The buying entity finances the purchase of receivables through the issuance of senior units to a company in which the Company does not retain any interest.  The selling subsidiaries continue to service the receivables for a fee, but do not retain any interest in the receivables sold and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheets.  As of December 31, 2008 and 2007, €85 and €97 of receivables, respectively, were securitized under the European facility.

Crown Holdings, Inc.

During 2008, 2007 and 2006, the Company recorded expenses related to securitization facilities of $14, $17 and $15, respectively, as interest expense, including commitment fees of 0.25% on the unused portion of the facilities.  Proceeds from the sale of receivables and all related fees and costs are included in operating activities in the Consolidated Statements of Cash Flows.

E.  Inventories

	2008	2007
Finished goods	$324	$380
Work in process	117	125
Raw materials and supplies	538	525
	$979	$1,030

F.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2008 and 2007 were as follows:

	Americas	North America	European	European	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance at January 1, 2007	$420	$151	$750	$703	$161	$2,185
Impairment charge				(103)		(103)
Foreign currency translation	8	13	30	49	17	117
Balance at December 31, 2007	428	164	780	649	178	2,199
Foreign currency translation	(10)	(16)	(120)	(62)	(35)	(243)
Balance at December 31, 2008	$418	$148	$660	$587	$143	$1,956

During the fourth quarter of 2007, the Company recognized an impairment charge of $103 to write down the value of goodwill in its European metal vacuum closures reporting unit due to a decrease in projected operating results.  Estimated fair value for the reporting unit was calculated using a combination of market values for comparable businesses and discounted cash flow projections.

Identifiable intangible assets other than goodwill are recorded as other non-current assets in the Consolidated Balance Sheets and are not material.

G.	Property, Plant and Equipment

	2008	2007
Buildings and improvements	$750	$792
Machinery and equipment	3,861	4,075
	4,611	4,867
Less: accumulated depreciation and amortization	(3,387)	(3,494)
	1,224	1,373
Land and improvements	139	148
Construction in progress	110	83
	$1,473	$1,604

Crown Holdings, Inc.

H.	Other Non-Current Assets

	2008	2007
Deferred taxes	$550	$419
Pension assets	224	390
Debt issue costs	40	51
Investments	22	34
Other	52	48
	$888	$942

The investments caption primarily includes the Company’s investments accounted for by the equity method and the cost method. The caption also includes balances of $3 and $9 as of December 31, 2008 and 2007, respectively, for investments accounted for as available-for-sale securities.

I.	Accounts Payable and Accrued Liabilities

	2008	2007
Trade accounts payable	$1,266	$1,328
Salaries, wages and other employee benefits, including pension and postretirement	194	206
Fair value of derivatives	168	26
Accrued taxes, other than on income	113	121
Accrued interest	34	44
Asbestos liabilities	25	26
Income taxes payable	18	30
Deferred taxes	10	26
Restructuring	12	15
Other	142	178
	$1,982	$2,000

J.	Other Non-Current Liabilities

	2008	2007
Asbestos liabilities	$176	$175
Deferred taxes	98	81
Postemployment benefits	42	48
Fair value of derivatives	42	100
Income taxes payable	25	41
Environmental	17	22
Other	126	112
	$526	$579

Income taxes payable includes liabilities recorded in accordance with FIN 48 as discussed under Note A and Note W.

K.  Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases, and leased assets are included in property, plant and equipment.  Other  long-term  non-cancelable  leases are  classified as  operating  leases and are not capitalized. Certain of the leases contain renewal or purchase options, but the leases do not contain significant contingent rental payments, escalation clauses, rent holidays, rent concessions or leasehold improvement incentives. The amount of capital leases reported as capital assets, net of accumulated amortization, was $5 and $7 at December 31, 2008 and 2007, respectively.

Crown Holdings, Inc.

Under long-term operating leases, minimum annual rentals are $56 in 2009, $43 in 2010, $34 in 2011, $30 in 2012, $28 in 2013 and $39 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $27 due under non-cancelable subleases. The present value of future minimum payments on capital leases was $5 as of December 31, 2008. Rental expense (net of sublease rental income) was $60, $69 and $57 in 2008, 2007 and 2006, respectively.

L.  Provision for Asbestos

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

Prior to 1998, amounts paid to asbestos claimants were covered by a fund made available to Crown Cork under a 1985 settlement with carriers insuring Crown Cork through 1976, when Crown Cork became self-insured. The fund was depleted in 1998 and the Company has no remaining coverage for asbestos-related costs.

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

In June 2003, the State of Texas enacted legislation that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future claims and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation.  Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets.  In May 2006 the Texas Fourteenth Court of Appeals upheld a grant of summary judgment to Crown Cork and upheld the state constitutionality of the statute (Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas). The Appeals Court decision has been appealed by the plaintiff to the Texas Supreme Court.  A favorable ruling for summary judgment in an asbestos case pending against Crown Cork in the district court of Travis County, Texas (in Re Rosemarie Satterfield as Representative of the Estate of Jerrold Braley Deceased v. Crown Cork & Seal Company, Inc., No. 03-04-00518-CV, Texas Court of Appeals, Third District, at Austin) has been reversed on appeal on state constitutional grounds due to retroactive application of the statute.  Although the Company believes that the Texas legislation is constitutional, there can be no assurance that the legislation will be upheld by the Texas Supreme Court on appeal.  An adverse ruling by the Texas Supreme Court could have a material impact on the Company.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value.  In November 2004, the legislation was amended to address a Pennsylvania Supreme Court decision (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002) which held that the statute violated the Pennsylvania Constitution due to retroactive application.  On February 6, 2009, the Superior Court of Pennsylvania affirmed, due to the plaintiff’s lack of standing, the Philadelphia Court of Common Pleas’ dismissal of three cases against Crown Cork raising federal and state constitutional challenges to the amended statute (Stea v. A.W. Chesterton, Inc., et. al, No. 2956 EDA 2006). This decision remains subject to appeal to the Pennsylvania Supreme Court.  The Company cautions that the limitations of the statute, as amended, are subject to litigation and may not be upheld.  Adverse rulings in cases challenging the constitutionality of the Pennsylvania statute could have a material impact on the Company.

Crown Holdings, Inc.

During 2008, 2007 and 2006, respectively, Crown Cork (i) received 3,000, 4,000 and 5,000 new claims, (ii) settled or dismissed 3,000, 4,000 and 5,000 claims, and (iii) had 50,000 claims outstanding at the end of 2008. The outstanding claims at December 31, 2008 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow.  The outstanding claims at December 31, 2008 also exclude approximately 19,000 inactive claims.  Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action.  The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

During 2008, 2007 and 2006, respectively, the Company (i) recorded pre-tax charges of $25, $29 and $10 to increase its accrual, (ii) made asbestos-related payments of $25, $26 and $26, (iii) settled claims totaling $15, $15 and $20, including amounts committed to be paid in future periods and (iv) had outstanding accruals of $201, $201 and $198 at the end of the year.

The Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims and related legal costs is $201 at the end of 2008, including $137 for unasserted claims and $1 for committed settlements that will be paid in 2009.

Historically (1977-2008), Crown Cork estimates that approximately one-quarter of all asbestos-related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual any amounts for settlements by persons alleging first exposure to asbestos after 1964.

Underlying the accrual are assumptions that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Georgia, South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation  described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related  claims in  those  states, and  other states where Pennsylvania law may apply.  The Company’s accrual of $201 includes estimates for probable costs for claims through the year 2018.  Potential estimated additional claims costs of $38 beyond 2018 have not been included in the Company’s liability, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.

While it is not possible to predict the ultimate outcome of asbestos-related claims and settlements, the Company believes that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. In addition, there can be no assurance regarding the validity or correctness of the Company’s assumptions or beliefs underlying its accrual. Unfavorable court decisions or other adverse developments may require the Company to substantially increase its accrual or change its estimate. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on the Company’s results of operations, financial position or cash flow.

Crown Holdings, Inc.

M.  Commitments and Contingent Liabilities

The Company has been identified by the EPA as a potentially responsible party (along with others, in most cases) at a number of sites. The Company also has environmental issues at certain of its plants in the Americas and Europe. Actual expenditures for remediation were $5, $1 and $1 in 2008, 2007 and 2006, respectively,. The Company’s balance sheet reflects estimated discounted remediation liabilities of $18 at December 31, 2008, including $1 as a current liability. The Company records an environmental liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Reserves at December 31, 2008 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate  payments  will  not  exceed the  amount of the  Company’s  reserves and will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

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

The Company has various commitments to purchase materials, supplies and utilities totaling approximately $3.5 billion as of December 31, 2008 as part of the ordinary conduct of business. The Company’s basic raw materials for its products are steel and aluminum, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers.  The Company also has commitments for standby letters of credit and for purchases of capital assets.

At December 31, 2008 the Company had certain indemnification agreements covering environmental remediation, lease payments, and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $21.  Several agreements outstanding at December 31, 2008 did not provide liability limits.  The Company also has guarantees of $29 related to the residual value of leased assets at December 31, 2008.

N.	Restructuring

During 2008, the Company provided a pre-tax charge of $21 for restructuring costs, including $13 to close a food can plant and a beverage can and crown plant in Canada.  The charge of $13 included $4 to write down the value of property and equipment, $6 for pension plan curtailment charges, and $3 for severance costs.  Charges of $6 are expected to be incurred in the future as expenses are incurred to maintain and prepare property for sale.  An additional charge of approximately $17 related to pension plan settlement costs is expected to be recorded in 2009 or 2010 when the Company receives regulatory approval to settle these obligations.  In addition to the charge of $13 for the Canadian plants, the Company also provided  pre-tax charges of $6 to reduce headcount and $2 for other exit costs, primarily in the European Food segment.

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

Balances remaining in the reserves at December 31, 2008 included provisions of $9 for current year actions and $3 for prior restructuring actions. The balance of the restructuring reserves was included in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

The components of the restructuring reserve and movements within these components during 2008 and 2007 were as follows:

		Other	Asset
	Termination	exit	write
	costs	costs	downs	Total

Balance at January 1, 2007	$7	$4		$11
Provisions	8	12		20
Payments made	(9)	(4)		(13)
Foreign currency translation and other	2	(5)		(3)
Balance at December 31, 2007	$8	$7		$15
Provisions	15	2	$4	21
Payments made	(5)	(8)		(13)
Transfer against other accounts	(6)		(4)	(10)
Foreign currency translation and other	(1)			(1)
Balance at December 31, 2008	$11	$1	$-	$12

O.	Asset Impairments and Loss/Gain on Sale of Assets

During 2008, the Company recorded net pre-tax charges of $6 for asset sales and impairments including an asset impairment charge of $5 to write off its investment in an available for sale security due to a declining share price and eventual Chapter 11 reorganization petition filed by the investee.

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

P.  Capital Stock

As of December 31, 2008 and 2007, there were 159,191,238 and 159,777,628 common shares outstanding, respectively.  The activity for 2008 included 2,119,697 shares repurchased; 1,018,682 shares issued upon the exercise of employee stock options; 482,337 shares of restricted stock issued to employees; and 32,288 shares issued to non-employee directors.

Crown Holdings, Inc.

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

In February 2008, the Board of Directors authorized the repurchase of up to $500 of common stock from time to time through December 31, 2010, of which $467 was available at December 31, 2008 after authorized repurchases of $33 during 2008. This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares.  In August 2006, the Company entered into an amendment to its first priority credit facility providing for an additional $200 first priority term loan facility due 2012 to be utilized to, among other things, repurchase, redeem or otherwise acquire or retire for value outstanding common stock of the Company, subject to certain limitations. In December 2006, the Company paid $15 to the holders of the first priority senior secured notes to amend the indenture to, among other things, allow the Company to make $100 of additional restricted payments of any type, including restricted payments for the repurchase or other acquisition or retirement for value of shares of Company common stock.

Each repurchase may be made in the open market, through privately negotiated transactions, through accelerated share repurchase programs, which may be entered into at any time, or otherwise, subject to the terms of the Company’s debt agreements, market conditions and other factors.  The Company is not obligated to acquire any shares of common stock and the share repurchase program may be suspended or terminated at any  time at the  Company’s  discretion.  The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes. During 2008, the Company repurchased 2,119,697 common shares at a total cost of $35.  During 2007, the Company repurchased 4,974,892 common shares at a total cost of $118.  The $118 of 2007 repurchases included 4,234,077 common shares for $100 under an accelerated share repurchase program.

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

Q.   Stock-Based Compensation

As of December 31, 2008, the Company had five active stock-based incentive compensation plans - the 1990, 1997, 2001, 2004 and 2006 plans, all of which have been approved by the Company’s shareholders.  The plans provide for the granting of awards in the form of stock options, deferred stock, restricted  stock  or  stock  appreciation  rights (“SARs”) and may be subject to the achievement of certain performance goals as determined by the Plan Committee designated by the Board of Directors. There have been no issuances of deferred stock or SARs under any of the plans  as  of December 31, 2008.  As of December 31, 2008, there were approximately 0.6 million and 3.2 million shares available for awards under the 2004 and 2006 plans, and no shares were available under the other four plans. The 2004 and 2006 plans expire in April 2009 and 2016, respectively.  Shares awarded are generally issued from the Company’s treasury shares.

Crown Holdings, Inc.

Stock Options

A summary of stock option activity follows:

	2008
		Weighted average
	Shares	exercise price
Options outstanding at January 1	9,859,517	$16.70
Granted	10,000	23.19
Exercised	(1,018,682)	9.65
Forfeited	(176,000)	23.43
Expired	(315,750)	43.26
Options outstanding at December 31	8,359,085	16.68

Options fully vested or expected to vest at December 31	8,193,505	16.54

The following table summarizes outstanding and exercisable options at December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life	price	exercisable	price
$4.25 to $5.30	852,230	2.7	$4.83	852,230	$4.83
$5.49 to $8.38	409,900	2.3	7.45	409,900	7.45
$8.60	1,837,055	5.2	8.60	1,837,055	8.60
$8.75	578,000	5.1	8.75	578,000	8.75
$10.05 to $23.19	717,400	1.5	20.68	699,775	20.70
$23.45	3,397,500	8.1	23.45	—	—
$23.88 to $32.56	567,000	0.7	29.75	527,000	30.11
	8,359,085	5.3	16.68	4,903,960	11.91

Outstanding stock options have a contractual term of ten years, are fixed-price and non-qualified, and vest either semi-annually or annually between six months and six years from the date of grant.

Options outstanding at December 31, 2008 had an aggregate intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options as of December 31, 2008) of $43.  The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $17, $26 and $33, respectively.   Cash received from exercise of stock options during 2008 was $10.

At December 31, 2008, shares that were fully vested or expected to vest had an aggregate intrinsic value of $43 and a weighted average remaining contractual term of 5.3 years, and shares exercisable had an aggregate intrinsic value of $43 and a weighted average remaining contractual term of 3.4 years.  Also at December 31, 2008, there was $22 of unrecognized compensation expense related to outstanding nonvested stock options with a weighted average recognition period of 4.1 years.

Stock options are valued at their grant date fair value using the Black-Scholes option pricing model. Valuations incorporate several variables, including expected term, expected volatility, and a risk-free interest rate.  The expected term (which is the timeframe under which an award is exercised after grant) is derived from historical data about participant exercise and post-vesting employment termination patterns.  Volatility is the expected  fluctuation of the Company’s  stock  price in the  market  and  is derived  from  a combination of historical  data about the Company’s stock price and implied volatilities based on market data. The risk-free interest rate is the U.S. Treasury yield curve rate in effect at the  date  of  the  grant  which  has  a  contractual  life  similar  to  the option’s expected term.

Crown Holdings, Inc.

During 2008, the Company granted options to purchase 10,000 shares under its 2006 stock-based incentive compensation plan.  The options have a ten-year contractual life and vest over six years at 20% per year with the initial vesting scheduled on the second anniversary of the grant.

The fair values of stock option grants during 2008 and 2007 were estimated using the following weighted average assumptions:

	2008	2007
Risk-free interest rate	3.2%	4.7%
Expected life of option (years)	6.0	6.0
Expected stock price volatility	30.0%	32.2%
Expected dividend yield	0.0%	0.0%

The weighted average grant-date fair values for options granted during 2008 and 2007 were $8.65 and $9.50, respectively. There were no options granted during 2006.

Compensation expense for stock options was $6 in 2008 and $5 in 2007, using an annual forfeiture rate of approximately two percent.  The forfeiture rate is based on historical data of the forfeiture of nonvested share-based awards through the termination of service by plan participants.

Restricted Stock

Restricted stock was issued during 2008 under the 2006 stock-based incentive compensation plan to certain senior executive officers.  A portion of the restricted stock vests ratably over three years on the anniversary of the date of grant and a portion is subject to performance-based vesting.  The 2008 award included 337,059 shares that are time-vested. The time-vested awards permit the accelerated vesting of nonvested shares upon termination of a participant due to retirement, disability or death. The fair value of the time-vested awards was based on the Company’s closing stock price at the grant date.  The 2008 award also included 145,278 shares that contain a market performance feature. The market performance criterion applied to these shares is the median Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, of the Company during the three-year term of the grant measured against a peer group of companies.  The level of shares which vest is based on the level of performance achieved, ranges between 0% and 200% of the shares awarded and are settled in stock.  The fair value of each performance share was calculated as $25.59 using a Monte Carlo valuation model. The variables used in this model included stock price volatility of 25.1%, an expected term of three years, and a risk-free interest rate of 2.7% along with other factors associated with the relative performance of the Company’s stock price and shareholder returns when compared to the companies in the peer group.

A summary of restricted stock transactions during the year ended December 31, 2008 follows:

		Weighted average
		grant date
	Shares	fair value
Shares at January 1	858,858	$19.92
Awarded	482,337	23.56
Released	(361,388)	16.92
Shares at December 31	979,807	22.82

Compensation expense for restricted stock was $10, $9 and $6 in 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $8 of unrecognized compensation cost related to outstanding nonvested restricted and performance stock awards. This cost is expected to be recognized over the remaining weighted average vesting period of 1.3 years. The aggregate fair value of shares that vested during the years ended December 31, 2008 and 2007 was $9 and $8, respectively.

Crown Holdings, Inc.

R.  Debt

	2008	2007
Short-term debt (1)
U.S. dollar bank loans/overdrafts	$20	$10
Other currency bank loans/overdrafts	39	35
Total short-term debt	$59	$45

Long-term debt
Credit facility borrowings (2)
Senior secured notes:
Euro (€460) 6.25% first priority due 2011	$642	$672
First priority term loans:
U.S. dollar at LIBOR plus 1.75% due 2012	354	358
Euro (€278 in 2008) at EURIBOR plus 1.75% due 2012	388	410
Senior notes and debentures:
U.S. dollar 7.625% due 2013	500	500
U.S. dollar 7.75% due 2015	600	600
U.S. dollar 8.00% due 2023	200	200
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	150	150
Other indebtedness in various currencies:
Fixed rate with rates in 2008 from 1.0% to 8.9% due 2009 through 2019	42	71
Variable rate with average rates in 2008 from 3.3% to 7.1% due 2009 through 2014	56	86
Unamortized discounts	(4)	(5)
Total long-term debt	3,278	3,392
Less: current maturities	(31)	(38)
Total long-term debt, less current maturities	$3,247	$3,354

(1)	The weighted average interest rates for bank loans and overdrafts outstanding during 2008, 2007 and 2006 were 6.1%, 5.7% and 6.2%, respectively.

(2)
The $758 revolving credit facility is due 2011 and currently bears interest at EURIBOR or LIBOR plus 1.0%. The weighted average interest rates for the credit facility during 2008, 2007 and 2006 were 6.6%, 7.0% and 6.7%, respectively.  There were no outstanding borrowings under the facility at the end of 2008 or 2007.

Aggregate maturities of long-term debt for the five years subsequent to 2008, excluding unamortized discounts, were $31, $38, $675, $727 and $502, respectively. Cash payments for interest during 2008, 2007 and 2006 were $288, $293 and $256, respectively, including amounts capitalized of $1 in 2006.

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $2,996 at December 31, 2008.

During the first quarter of 2008, the Company redeemed the remaining $12 of its U.S. dollar 9.50% and 10.875% senior notes due 2011 and 2013 and the remaining €18 of its euro 10.25% senior notes due 2011, and recorded a charge of $2 for premiums paid and the write off of deferred financing fees.

During 2008, 2007 and 2006, the Company recorded pre-tax foreign exchange losses of $39, gains of $12 and losses of $6, respectively, primarily for certain subsidiaries that had unhedged currency exposure arising from intercompany debt obligations and for other subsidiaries whose functional currency is not their local currency. The gains and losses are included in translation and exchange adjustments in the Consolidated Statements of Operations.

In 2005, the Company sold $500 of 7.625% senior notes due 2013 and $600 of 7.75% senior notes due 2015, and entered into the first priority revolving credit facility due 2011 and a first priority term loan facility due 2012 comprised of $165 and €287 term loans.  In August 2006, the Company entered into an amendment to its first priority credit facility providing for an additional $200 first priority term loan facility due 2012. The revolving credit facility is subject to a pricing grid and has current pricing of 1.0% above LIBOR and EURIBOR, respectively.  The revolving credit facility also includes commitment fees of 0.375% on the unused portion of the facility. The term loans bear interest at LIBOR or EURIBOR plus 1.75%.

Crown Holdings, Inc.

The notes due 2013 and 2015 are senior obligations of Crown Americas, LLC and Crown Americas Capital Corporation, indirect, wholly-owned subsidiaries of the Company, and are guaranteed by substantially all U.S. subsidiaries.  The issuer may redeem some or all of the 2013 and 2015 notes beginning in November 2009 and 2010, respectively, at redemption prices initially representing a premium to principal equal to one-half of the applicable interest rate on the notes, declining annually thereafter.  The revolving credit and term loan facilities contain financial covenants including an interest coverage ratio, a total net leverage ratio and a senior secured net leverage ratio.

The $758 revolving credit facility includes provisions for letters of credit up to $150 and €50.  Outstanding letters of credit accrue interest at 1.0% as of December 31, 2008 and reduce the amount of borrowing capacity otherwise available.  As of December 31, 2008, there were $84 of outstanding letters of credit under the facility.

In 2004, the Company issued €460 of 6.25% first priority senior secured notes due 2011.  The €460 of 6.25% notes are senior obligations of Crown European Holdings, Inc. ("CEH") and are guaranteed on a senior basis by Crown Holdings, Crown Cork, substantially all other U.S. subsidiaries, and  certain subsidiaries in Belgium, Canada, France, Germany, Mexico, the Netherlands, Switzerland, and the U.K.  The holders of the first priority senior secured notes have first priority liens on assets of certain of the guarantor subsidiaries and the stock of Crown Cork. CEH may redeem all or some of the first priority secured notes at any time by paying a make-whole premium.  CEH is also required to make an offer to purchase the first priority secured notes upon the occurrence of certain change of control transactions or asset sales. The first priority note indentures contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.  In December 2006, the Company amended the indenture to, among other things, allow the Company to incur an additional $200 of indebtedness collateralized by the  same liens as the notes and to make $100 of additional restricted payments of any type, including  restricted payments for the repurchase or other acquisition or retirement for value of shares of Company common stock.

S.   Fair Value Measurements

As discussed under Note A, FAS 157 provides a framework for measuring fair value under GAAP and provides a three-tier fair value hierarchy of pricing inputs used to report assets and liabilities that are adjusted to fair value. Level 1 includes inputs such as quoted prices which are available in active markets for identical assets or liabilities as of the report date.  Level 2 includes inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the report date.  Level 3 includes unobservable pricing inputs that are not corroborated by market data or other objective sources.  The Company has no items valued using Level 3 inputs.

The following table sets forth within the FAS 157 fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

		December 31, 2008
			Fair Value Measurements Using
		Assets/liabilities
		at fair value	Level 1	Level 2	Level 3
Assets
	Derivative instruments	$78	$14	$64
	Available for sale securities	3	3
	Total assets	$81	$17	$64
Liabilities
	Derivative instruments	$210	$104	$106

Crown Holdings, Inc.

The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

The Company uses an income approach to value assets and liabilities for outstanding derivative contracts including cross-currency swaps and foreign exchange forward contracts.  These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows under the terms of the contracts using market information as of the reporting date, such as prevailing interest rates and foreign exchange spot and forward rates, and are reported under Level 2 of the fair value hierarchy.  The Company applies a market approach to value its exchange-traded available for sale securities and commodity price hedge contracts.  Prices from observable markets are used to develop the fair value of these financial instruments and they are reported under Level 1.

Refer to Note T for further discussion of the Company’s use of derivative instruments and their fair values at December 31, 2008.

T.  Derivative Financial Instruments

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

During 2005, the Company entered into four cross-currency swaps with an aggregate notional value of $700 that effectively convert fixed rate U.S. dollar intercompany debt into fixed rate euro intercompany debt.  Since the terms of the swaps and the related debt are the same, the Company expects the swaps to be highly effective.  In November 2006, the first of the four swaps matured and the Company paid $11 at settlement. In November 2007, the second  swap  matured  and  the  Company paid $30 at settlement.  At December 31, 2008, the two remaining swaps with an aggregate notional value of $460 and maturing in November 2009 and 2010, had fair value net losses of $42 and $41, respectively, and were reported as current and non-current liabilities.

The Company has designated foreign exchange swaps and forwards and commodity forwards as cash flow hedges of anticipated foreign exchange and commodity transactions. Contracts outstanding at December 31, 2008 mature between one and twenty-four months. At December 31, 2008 and 2007, the aggregate fair values of the commodity contracts were net losses of $90 and $19, respectively, and were reported as current assets and liabilities.  The aggregate fair values of the foreign exchange contracts were net gains of $1 in 2008 and net losses of $6 in 2007, and were reported as current assets and liabilities.

Crown Holdings, Inc.

Changes in accumulated other comprehensive income/(loss) associated with cash flow hedging activities during 2008 and 2007 were as follows:

	2008	2007

Balance at January 1	$(5)	$2
Current period changes in fair value, net of tax	(157)	(120)
Reclassifications to earnings, net of tax	106	113
Balance at December 31	$(56)	$(5)

During the twelve months ending December 31, 2009, a net loss of $85 ($63, net of tax) is expected to be reclassified to earnings.  The actual amount that will be reclassified to earnings over the next twelve months may differ from this amount due to changing market conditions.  No amounts were reclassified to earnings during 2008 in connection with forecasted transactions that were no longer considered probable.

Fair Value Hedges. The Company designates certain derivative financial instruments as fair value hedges of recognized assets and liabilities, and unrecognized firm commitments.  Amounts excluded from the assessment and measurement of hedge effectiveness were reported in earnings and amounted to less than $1 before income taxes in each of the last three years.

The Company designates certain foreign currency forward exchange contracts as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and intercompany debt, and unrecognized foreign-denominated firm commitments. At December 31, 2008, the aggregate fair value of these contracts was a net gain of $5 and was reported as current assets and liabilities. The aggregate fair value at December 31, 2007 was a net loss of $3.  There was no impact on earnings in any of the last three years from a hedged firm commitment that no longer qualified as a fair value hedge.

Undesignated Contracts.  At December 31, 2008, the Company had outstanding foreign currency forward exchange contracts that have not been designated as hedges.  Changes in their fair value are reported currently in earnings as translation and exchange adjustments and offset the foreign currency gains or losses reported from the re-measurement of related intercompany balances.  The aggregate fair values of these contracts at December 31, 2008 and 2007 were net gains of $35 and $13 and were reported as other current assets.

U.  Earnings Per Share (“EPS”)

The following table summarizes the basic and diluted earnings per share computations.  Basic EPS excludes all potentially dilutive securities and is computed by dividing net income from continuing operations by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of stock options and restricted stock as calculated under the treasury stock method.

	2008	2007	2006

Income from continuing operations	$226	$528	$342

Weighted average shares outstanding:
Basic	159.6	161.3	165.5
Dilutive effect of stock options and restricted stock	3.3	4.2	4.3
Diluted	162.9	165.5	169.8

Earnings per share from continuing operations:
Basic	$1.42	$3.27	$2.07

Diluted	$1.39	$3.19	$2.01

Common shares contingently issuable upon the exercise of outstanding stock options of 4.7 million in 2008, 4.1 million in 2007 and 2.4 million in 2006 were excluded from diluted shares outstanding because they had exercise prices above the average market price for the related periods and would have been anti-dilutive.

Crown Holdings, Inc.

For purposes of calculating assumed proceeds under the treasury stock method when determining the diluted weighted average shares outstanding, the Company excludes the impact of proforma deferred tax assets arising in connection with stock-based compensation.

V.   Pensions and Other Retirement Benefits

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 88, 106 and 132(R).”

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

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S.	2008	2007	2006

Service cost	$7	$8	$9
Interest cost	80	77	77
Expected return on plan assets	(117)	(112)	(108)
Amortization of actuarial loss	30	46	56
Amortization of prior service cost	2	2	2
Cost attributable to settlements and curtailments	7	3
Total pension expense	$9	$24	$36

Non-U.S.	2008	2007	2006

Service cost	$32	$36	$35
Interest cost	174	171	152
Expected return on plan assets	(230)	(245)	(215)
Amortization of actuarial loss	34	29	33
Amortization of prior service credit	(6)	(6)	(6)
Cost attributable to settlements and curtailments		1	2
Total pension expense/(credit)	$4	$(14)	$1

Additional pension expense of $4 was recognized in each of the last three years for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,251, $1,229 and $870, respectively, as of December 31, 2008 and $71, $70 and $0, respectively, as of December 31, 2007.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $183, $164 and $67, respectively, as of December 31, 2008 and $219, $197 and $92, respectively, as of December 31, 2007.

Crown Holdings, Inc.

	U.S. Plans		Non-U.S. Plans
Projected Benefit Obligations	2008	2007	2008	2007

Benefit obligations at January 1	$1,301	$1,391	$3,425	$3,244
Service cost	7	8	32	36
Interest cost	80	77	174	171
Plan participants’ contributions			7	7
Amendments	1	2
Curtailments and settlements			4
Actuarial (gain)/loss	(11)	(61)	(619)	60
Benefits paid	(127)	(116)	(181)	(185)
Foreign currency exchange rate changes			(741)	92
Benefit obligations at December 31	$1,251	$1,301	$2,101	$3,425

Accumulated benefit obligations at December 31	$1,229	$1,279	$2,018	$3,261

	U.S. Plans		Non-U.S. Plans
Plan Assets	2008	2007	2008	2007

Fair value of plan assets at January 1	$1,394	$1,338	$3,524	$3,400
Actual return on plan assets	(411)	165	(389)	158
Employer contributions	14	7	57	58
Plan participants’ contributions			7	7
Benefits paid	(127)	(116)	(181)	(185)
Foreign currency exchange rate changes			(808)	86
Fair value of plan assets at December 31	$870	$1,394	$2,210	$3,524

Pension assets/(liabilities) included in the Consolidated Balance Sheets were:

	2008	2007

Non-current assets	$224	$390
Current liabilities	(25)	(21)
Non-current liabilities	(471)	(177)

The Company’s current liability of $25 at December 31, 2008, represents the expected required payments to be made for unfunded plans over the next twelve months. Estimated required 2009 employer contributions are $49 for the Company’s funded plans.

Changes in the net loss and prior service credit for the Company’s pension plans were:

	2008		2007		2006
	Net	Prior service	Net	Prior service	Net	Prior service
	loss	credit	loss	credit	loss	credit

Balance at January 1	$1,480	$(8)	$1,497	$(16)	$1,625	$(15)
Reclassification to net periodic benefit cost	(71)	4	(78)	5	(89)	4
Current year (gain)/loss	517		33		(137)
Amendments				2
Foreign currency translation	(249)	3	28	1	98	(5)
Balance at December 31	$1,677	$(1)	$1,480	$(8)	$1,497	$(16)

Crown Holdings, Inc.

The current year loss of $517 includes losses of $1,147 due to actual asset losses of $800 compared to expected returns of $347, offset by gains of $630 primarily due to higher discount rates at the end of 2008 compared to 2007.  The estimated portions of the net losses and net prior service credits that are expected to be recognized as components of net periodic benefit cost/(credit) in 2009 are $109 and ($4), respectively.

Expected future benefit payments as of December 31, 2008 were:

	U.S. Plans	Non-U.S. Plans
2009	$129	$174
2010	113	152
2011	140	157
2012	109	161
2013	108	166
2014 – 2019	506	875

Additional information concerning plan assets is presented below.

	U.S. Plan Assets			Non-U.S. Plan Assets
	Weighted Average			Weighted Average
	2009	December 31,		2009	December 31,
Plan assets	Target Allocation	2008	2007	Target Allocation	2008	2007
Equity securities	70%	63%	71%	16%	11%	21%
Fixed income	12%	18%	9%	60%	62%	54%
Real estate	3%	3%	2%	5%	4%	8%
Other	15%	16%	18%	19%	23%	17%
	100%	100%	100%	100%	100%	100%

Plan assets included $65 and $138 of the Company’s common stock at December 31, 2008 and 2007, respectively.

The non-U.S. plan asset percentages are those of the U.K. plan, which is the primary non-U.S. plan with assets. The “other” caption of plan assets primarily includes alternative investments such as private equity and hedge funds, but in the U.S. also included $32 and $60 of cash as of December 31, 2008 and 2007, respectively.

The Company’s investment strategy in the U.S. plan is to provide the fund with an ability to earn attractive long-term rates of return on its assets at an acceptable level of risk. The equity portions of the program are diversified within the U.S. and international markets based on capitalization, valuations and other factors. Debt securities include all sectors of the bond markets.

 The Company’s investment strategy in the U.K. plan is to invest 60% of its assets in investment grade bonds that match the liability profile. The remaining assets are invested in U.K. and global equities, real estate, high-yield bonds and alternative investments. The allocation of assets is determined after considering the plan’s financial position, liability profile and funding requirements.

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S.	2008	2007	2006

Discount rate	6.7%	6.5%	5.9%
Compensation increase	3.0%	3.0%	3.0%

Crown Holdings, Inc.

Non-U.S.	2008	2007	2006

Discount rate	6.7%	5.2%	5.2%
Compensation increase	2.9%	3.5%	3.5%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S.	2008	2007	2006

Discount rate	6.5%	5.9%	5.7%
Compensation increase	3.0%	3.0%	3.0%
Long-term rate of return	8.75%	8.75%	8.75%

Non-U.S.	2008	2007	2006

Discount rate	5.2%	5.2%	5.0%
Compensation increase	3.5%	3.5%	3.5%
Long-term rate of return	7.1%	7.1%	7.1%

The expected long-term rates of return are determined at each measurement date based on a review of the actual plan assets, the target allocation, and the historical returns of the capital markets.

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

The components of net postretirement benefits cost were as follows:

	2008	2007	2006

Service cost	$8	$5	$4
Interest cost	30	33	33
Amortization of prior service credit	(23)	(17)	(16)
Amortization of actuarial loss	8	10	13
Total postretirement benefits cost	$23	$31	$34

Changes in the benefit obligations were:

	2008	2007

Benefit obligations at January 1	$483	$614
Service cost	8	5
Interest cost	30	33
Amendments		(102)
Actuarial gain	(1)	(42)
Benefits paid	(44)	(35)
Foreign currency exchange rate changes	(18)	10
Benefit obligations at December 31	$458	$483

Crown Holdings, Inc.

Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2008		2007		2006
	Net	Prior service	Net	Prior service	Net	Prior service
	loss	credit	loss	credit	loss	credit

Balance at January 1	$131	$(204)	$183	$(119)	$219	$(136)
Reclassification to net periodic benefit cost	(8)	23	(10)	17	(13)	16
Current year gain	(1)		(42)		(24)
Amendments				(102)		3
Foreign currency translation	(4)				1	(2)
Balance at December 31	$118	$(181)	$131	$(204)	$183	$(119)

The estimated portions of the net losses and prior service credits that  are expected to be recognized as components of net periodic benefit cost/(credit) in 2009 are $8 and ($21), respectively.

The U.S. plans were amended in 2007 to, among other things, require additional retiree contributions for medical and prescription drug costs.

Expected future benefit payments are $36 in 2009, $36 in 2010, $37 in 2011, $37 in 2012, $38 in 2013 and $188 in aggregate for 2014 through 2018.  These payments are net of expected Medicare Part D subsidies of $3 in each of the years 2009 to 2013 and $15 in aggregate for 2014 through 2018. Benefits paid of $44 in 2008 are net of $2 of subsidies.

The health care accumulated postretirement benefit obligations were determined at December 31, 2008 using health care cost trend rates of 8.6% decreasing to 4.4% over nine years. Increasing the assumed health care  cost  trend  rate  by  one  percentage  point  in  each  year  would  increase the accumulated postretirement benefit obligations by $42 and the total of service and interest cost by $3. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligations by $34 and the total of service and interest cost by $3.

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2008	2007	2006

Benefit obligations	6.7%	6.5%	5.8%
Cost	6.5%	5.8%	5.6%

Employee Savings Plan. The Company sponsors the Savings Investment Plan which covers substantially all domestic salaried employees who are at least 21 years of age. The Company matches up to 3.0% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share.  The Company’s contribution is equivalent to 15% of the quarter-ending market price.  Total shares purchased under the plan in 2008 and 2007 were 40,185 and 37,091, respectively, and the Company’s contributions were less than $1 in both years.

Crown Holdings, Inc.

W.   Income Taxes

Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” and recorded a charge of $16 to its accumulated deficit.  A reconciliation of unrecognized tax benefits follows.

	2008	2007
Balance at January 1	$73	$46
Adoption of FIN 48		14
Additions for current year tax positions	5	14
Reductions to prior period tax positions	(41)	(3)
Settlements	(1)
Foreign currency translation	(2)	2
Balance at December 31	$34	$73

The $73 of unrecognized benefits as of December 31, 2007 included $36 related to a claim filed by the Company in the United States Court of Federal Claims to recover U.S. federal taxes paid in prior years.  Due to an unfavorable ruling on a similar claim filed by another company, the Company withdrew its claim in this matter during 2008.  Also during 2008, the Company recorded tax benefits of $5 from the reversal of potential liabilities related to transfer pricing.  The benefits included the reversal of $2 of excess reserve, of a total potential liability of $3, due to a settlement with tax authorities in one jurisdiction, and an additional $3 due to the expiration of the statute of limitations in other jurisdictions.  The reserve of $34 as of December 31, 2008 in the table above primarily includes potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses and excludes $4 of related penalties.

Interest and penalties are recorded in the statement of operations as interest expense and provision for income taxes, respectively.  The total interest and penalties recorded in the statement of operations was $1 in each of the last three years.

The unrecognized benefits of $34 as of December 31, 2008 include $29 that, if recognized, would affect the effective tax rate.  The remaining $5 would have no effect due to valuation allowances in certain jurisdictions.  The Company’s unrecognized tax benefits are expected to increase in the next twelve months as it continues its current transfer pricing policies, and are expected to decrease as open tax years or claims are settled.  The Company is unable to estimate a range of reasonably possible changes in its unrecognized tax benefits in the next twelve months as it is unable to predict when, or if, the tax authorities will commence their audits, the time needed for the audits, and the audit findings that will require settlement with the applicable tax authorities, if any.

The tax years that remained subject to examination by major tax jurisdiction as of December 31, 2008 were 2002 and beyond for Canada; 2004 and beyond for the United States, Germany, Spain and Italy; and 2007 and beyond for France and the United Kingdom.

Pre-tax income for the years ended December 31 was taxed under the following jurisdictions:

	2008	2007	2006

U.S.	$31	$4	$39
Foreign	411	197	296
	$442	$201	$335

The provision/(benefit) for income taxes consisted of the following:

Current tax:	2008	2007	2006

U.S. federal
State and foreign	$89	$86	$48
	$89	$86	$48

Crown Holdings, Inc.

Deferred tax:	2008	2007	2006

U.S. federal	$22	$(390)	$(121)
State and foreign	1	(96)	11
	23	(486)	(110)
Total	$112	$(400)	$(62)

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2008	2007	2006

U.S. statutory rate at 35%	$155	$70	$117
Minimum pension liability adjustment			(121)
Valuation allowance	6	(485)	(11)
Impairment losses		36
Tax on foreign income	(59)	(35)	(30)
Tax law changes	(5)	(8)
Foreign withholding taxes	6	9	11
Other items, net	9	13	(28)
Income tax provision/(benefit)	$112	$(400)	$(62)

The valuation allowance caption for 2007 includes, among other items, the reversal of the U.S. valuation allowance discussed below.  The impairment losses caption for 2007 is the effect of the non-deductible goodwill impairment charge discussed under Note F.  The tax law changes caption includes the effect of European tax rate and law changes in 2007 and  2008, primarily in the U.K.

The minimum pension liability adjustment caption for 2006 includes a credit of $121 due to the reversal of the Company’s U.S. minimum pension liability adjustment under FAS No. 87.  During 2001, the Company recorded a charge to establish a valuation allowance against its U.S. deferred tax assets, including $121 of deferred tax assets related to its defined benefit pension plan that were originally recorded through other comprehensive income.  Upon the elimination of the minimum pension liability at December 31, 2006 under FAS No. 87, the Company reclassified the credit of $121 in accumulated other comprehensive income to the statement of operations.  The valuation allowance caption for 2006 includes a credit of $25 in the U.S. operations, partially offset by charges of $14 in non-U.S. operations, including Canada and France.  The other items caption for 2006 includes a benefit of $13 for a reinvestment tax credit related to the investment of proceeds from the sale of a building in the European Food segment.  The caption also includes, among other items, $10 for the reversal of U.S. state tax contingencies upon completion of audits and $5 for the partial reversal of a U.K. tax contingency based on a settlement covering the period under examination.

 The Company paid taxes of $84, $90 and $71 in 2008, 2007 and 2006, respectively.

The components of deferred taxes at December 31 are:

	2008		2007

	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$729		$769
Postretirement and postemployment benefits	192		200
Depreciation	16	$113	12	$145 5
Pensions	176	65	54	118
Asbestos	78		78
Inventories	2	19	1	27
Accruals and other	82	100	77	63
Valuation allowances	(507)		(508)
Total	$768	$297	$683	$353

Crown Holdings, Inc.

Prepaid expenses and other current assets includes $29 and $18 of deferred tax assets at December 31, 2008 and 2007, respectively.

Tax loss and credit carryforwards expire as follows: 2009 - $5; 2010 - $1; 2011 - $2; 2012 - $24; 2013 - $7; thereafter - $446; unlimited - $244. The majority of those expiring after 2013 relate to $163 of U.S. federal tax loss carryforwards that expire through 2025, and $196 of state tax loss carryforwards. The unlimited carryforwards primarily include tax losses and credits in Europe. The tax loss carryforwards presented above exclude $26 of U.S. windfall tax benefits that will be recorded in additional paid-in capital when realized.

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

The Company’s valuation allowances of $507 as of December 31, 2008 include $246 in the U.S., $163 in France, $56 in Canada and $42 in other non-U.S. operations.

In the fourth quarter of 2007, the Company released a portion of its U.S. deferred tax valuation allowances based on management’s determination that it was more likely than not that the related deferred tax benefits would be realized.  Management’s determination was based on cumulative earnings in recent years and its projections of future income.  The valuation allowance release included a tax benefit of $462 recorded in continuing operations.  The Company still maintains a valuation allowance of $246 against U.S. deferred tax assets that management believes will not be realized, primarily U.S. federal tax credits and state loss carryforwards that are expected to expire.  Future realization of the Company’s $515 of net U.S. deferred tax assets will require approximately $1.3 billion of aggregated U.S. taxable income.  The table above reports U.S. book income of $31, $4 and $39 for the three most recent years of 2008, 2007 and 2006, respectively.  However, the amounts represent the U.S. book income only and exclude additional U.S. taxable income from foreign dividends and other foreign source income.  In 2008 the Company had $49 of dividneds and other foreign source income.  In France, the Company has a full valuation allowance against its net deferred tax assets of $163, consisting of $202 of deferred tax assets and $39 of deferred tax liabilities.  The deferred tax assets of $202 include, among other items, $172 of tax loss carryforwards.  The Company determined that a full valuation allowance was appropriate for its French net deferred tax assets as of December 31, 2008 due to recent losses and uncertainty regarding the amount and timing of future taxable income.  The French operations remain in a cumulative three year loss position as of December 31, 2008 and were break even in 2008.  Accordingly, the Company believes, after considering all sources of potential future income, it does not have sufficient positive evidence to conclude that it is more likely than not that some or all of its French deferred tax assets will be realized in 2009 or beyond.  The Company will continue to monitor the results of its French operations and it is possible that some of all of its French valuation allowance will be reversed in 2009 or thereafter.  In Canada, the Company has a full valuation allowance against its net deferred tax assets of $56, consisting of $62 of deferred tax assets and $6 of deferred tax liabilities. The deferred tax assets include, among other items, $45 of tax loss carryforwards.  The Company determined that a full valuation allowance was appropriate for its Canadian net deferred tax assets as of December 31, 2008 due to recent losses and uncertainty regarding the amount and timing of future taxable income.  The Canadian operations remain in a cumulative three year loss position as of December 31, 2008.  Accordingly, the Company believes, after considering all sources of potential future income, it does not have sufficient positive evidence to conclude that it is more likely than not that some or all of its Canadian deferred tax assets will be realized in 2009 or beyond.  The Company will continue to monitor the results of its Canadian operations and it is possible that some of all of its Canadian valuation allowance will be reversed in 2009 or thereafter.    The valuation allowances of $42 in other non-U.S. operations includes $13 for tax loss carryforwards in an inactive entity in Europe where there are no current tax-planning strategies to utilize the losses, $24 in other European entities, and $5 in Asia.

Crown Holdings, Inc.

Management’s estimates of the appropriate valuation allowance in any jurisdiction involve a number of assumptions and judgments, including the amount and timing of future taxable income.  Should future results differ from management’s estimates, it is possible there could be future adjustments to the valuation allowances that would result in an increase or decrease in tax expense in the period such changes in estimates were made.

The cumulative amount of the Company’s share of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided was $202 at December 31, 2008. Management has no plans to distribute such earnings in the foreseeable future.

X.  Segment Information

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

The tables below present information about operating segments for the years ended December 31, 2008, 2007 and 2006:

2008	External sales	Segment assets	Depreciation and amortization	Capital expenditures	Segment income

Americas Beverage	$1,865	$1,034	$45	$71	$191
North America Food	905	492	19	7	91
European Beverage	1,607	1,447	46	41	249
European Food	2,188	1,669	48	21	232
European Specialty Packaging	445	202	8	8	18
Total reportable segments	7,010	4,844	166	148	$781

Non-reportable segments	1,295	849	35	23
Corporate and unallocated items		1,081	15	3
Total	$8,305	$6,774	$216	$174

2007	External sales	Segment assets	Depreciation and amortization	Capital expenditures	Segment income

Americas Beverage	$1,751	$1,082	$47	$40	$182
North America Food	873	545	21	9	76
European Beverage	1,436	1,542	46	13	185
European Food	1,991	1,838	53	37	173
European Specialty Packaging	460	224	10	9	14
Total reportable segments	6,511	5,231	177	108	$630

Non-reportable segments	1,216	895	37	42
Corporate and unallocated items		853	15	6
Total	$7,727	$6,979	$229	$156

Crown Holdings, Inc.

2006	External sales	Segment assets	Depreciation and amortization	Capital expenditures	Segment income

Americas Beverage	$1,600	$1,028	$48	$32	$160
North America Food	837	529	22	13	70
European Beverage	1,174	1,511	45	58	122
European Food	1,885	1,831	51	24	174
European Specialty Packaging	427	230	9	9	23
Total reportable segments	5,923	5,129	175	136	$549

Non-reportable segments	1,059	872	36	46
Corporate and unallocated items		408	16	9
Total	$6,982	$6,409	$227	$191

 “Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

A reconciliation of segment income to consolidated income from continuing operations before income taxes and minority interests for the years ended December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006

Segment income of reportable segments	$781	$630	$549
Segment income of non-reportable segments	181	133	119
Corporate and unallocated items	(136)	(121)	(92)
Provision for asbestos	(25)	(29)	(10)
Provision for restructuring	(21)	(20)	(15)
Provision for asset impairments and loss/gain on sale of assets	(6)	(100)	64
Loss from early extinguishment of debt	(2)
Interest expense	(302)	(318)	(286)
Interest income	11	14	12
Translation and exchange adjustments	(39)	12	(6)
Income from continuing operations before income taxes and minority interests	$442	$201	$335

For the years ended December 31, 2008, 2007 and 2006, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Sales by major product were:

	2008	2007	2006

Metal beverage cans and ends	$3,938	$3,596	$3,104
Metal food cans and ends	2,811	2,591	2,447
Other metal packaging	1,408	1,389	1,312
Plastic packaging	60	61	54
Other products	88	90	65
Consolidated net sales	$8,305	$7,727	$6,982

Sales and long-lived assets for the major countries in which the Company operates were:

	Net Sales			Long-Lived Assets
	2008	2007	2006	2008	2007	2006

United States	$2,188	$2,098	$1,974	$314	$333	$362
United Kingdom	817	855	778	127	196	217
France	733	679	629	95	112	114
Other	4,567	4,095	3,601	937	963	915
Consolidated total	$8,305	$7,727	$6,982	$1,473	$1,604	$1,608

Crown Holdings, Inc.

Y.      Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. and certain subsidiaries.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands.  The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006, and

•	balance sheets as of December 31, 2008 and 2007

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,782	$3,523		$8,305
Cost of products sold, excluding depreciation and amortization		$(18)	3,945	2,940		6,867
Depreciation and amortization			120	96		216

Gross profit		18	717	487		1,222

Selling and administrative expense		(2)	300	98		396
Provision for asbestos			25			25
Provision for restructuring			17	4		21
Asset impairments and sales		(6)	17	(5)		6
Loss from early extinguishment of debt		2				2
Net interest expense		85	188	18		291
Technology royalty			(38)	38
Translation and exchange adjustments		(3)	29	13		39

Income/(loss) before income taxes, minority interests and equity earnings		(58)	179	321		442
Provision for income taxes			43	69		112
Minority interests				(104)		(104)
Equity earnings	$226	191	90		$(507)
Net income	$226	$133	$226	$148	$(507)	$226

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,602	$3,125		$7,727
Cost of products sold, excluding depreciation and amortization		$(23)	3,864	2,630		6,471
Depreciation and amortization			138	91		229

Gross profit		23	600	404		1,027

Selling and administrative expense		(1)	287	99		385
Provision for asbestos			29			29
Provision for restructuring			5	15		20
Asset impairments and sales			37	63		100
Net interest expense		100	196	8		304
Technology royalty			(37)	37
Translation and exchange adjustments		(1)	(8)	(3)		(12)

Income/(loss) before income taxes, minority interests and equity earnings		(75)	91	185		201
Provision/(benefit) for income taxes			(458)	58		(400)
Minority interests				(73)		(73)
Equity earnings/(loss)	$528	95	(21)		$(602)
Net income	$528	$20	$528	$54	$(602)	$528

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,277	$2,705		$6,982
Cost of products sold, excluding depreciation and amortization		$(21)	3,608	2,276		5,863
Depreciation and amortization			143	84		227

Gross profit		21	526	345		892

Selling and administrative expense		2	239	75		316
Provision for asbestos			10			10
Provision for restructuring			6	9		15
Asset impairments and sales			(3)	(61)		(64)
Net interest expense		71	200	3		274
Technology royalty			(29)	29
Translation and exchange adjustments		14	(10)	2		6

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(66)	113	288		335
Provision/(benefit) for income taxes			(113)	51		(62)
Minority interests				(55)		(55)
Equity earnings	$309	177	115		$(601)
Income from continuing operations	309	111	341	182	(601)	342

Discontinued operations
Loss before income taxes			(34)			(34)
Provision/(benefit) for income taxes			(2)	1		(1)
Net income	$309	$111	$309	$181	$(601)	$309

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$77	$138	$381		$596
Receivables, net		67	116	551		734
Intercompany receivables		2	66	31	$(99)
Inventories			514	465		979
Prepaid expenses and other current assets	$2	2	137	7		148
Total current assets	2	148	971	1,435	(99)	2,457

Intercompany debt receivables		1,935	2,168	245	(4,348)
Investments	(99)	2,260	(209)		(1,952)
Goodwill			1,362	594		1,956
Property, plant and equipment, net			697	776		1,473
Other non-current assets		6	861	21		888
Total	$(97)	$4,349	$5,850	$3,071	$(6,399)	$6,774

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt		$1	$2	$56		$59
Current maturities of long-term debt		4	5	22		31
Accounts payable and accrued liabilities	$22	53	1,067	840		1,982
Intercompany payables		1	30	68	$(99)
Total current liabilities	22	59	1,104	986	(99)	2,072

Long-term debt, excluding current maturities		1,026	2,152	69		3,247
Long-term intercompany debt	198	2,523	1,458	169	(4,348)
Postretirement and pension liabilities			875	18		893
Other non-current liabilities		40	360	126		526
Minority interests				353		353
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(317)	701	(99)	1,350	(1,952)	(317)
Total	$(97)	$4,349	$5,850	$3,071	$(6,399)	$6,774

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$13	$81	$363		$457
Receivables, net		75	78	520		673
Intercompany receivables		2	70	47	$(119)
Inventories			590	440		1,030
Prepaid expenses and other current assets	$2	15	52	5		74
Total current assets	2	105	871	1,375	(119)	2,234

Intercompany debt receivables		1,624	1,924	381	(3,929)
Investments	225	2,724	(554)		(2,395)
Goodwill			1,582	617		2,199
Property, plant and equipment, net			842	762		1,604
Other non-current assets		9	886	47		942
Total	$227	$4,462	$5,551	$3,182	$(6,443)	$6,979

Liabilities and shareholders’ equity
Current liabilities
Short-term debt		$14	$2	$29		$45
Current maturities of long-term debt		4	5	29		38
Accounts payable and accrued liabilities	$23	22	1,161	794		2,000
Intercompany payables		1	46	72	$(119)
Total current liabilities	23	41	1,214	924	(119)	2,083

Long-term debt, excluding current maturities		1,116	2,157	81		3,354
Long-term intercompany debt	189	2,480	1,026	234	(3,929)
Postretirement and pension liabilities			606	19		625
Other non-current liabilities		100	323	156		579
Minority interests				323		323
Commitments and contingent liabilities

Shareholders’ equity	15	725	225	1,445	(2,395)	15
Total	$227	$4,462	$5,551	$3,182	$(6,443)	$6,979

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$(71)	$222	$255		$422

Cash flows from investing activities
Capital expenditures			(57)	(117)		(174)
Proceeds from sale of property, plant and equipment			3	12		15
Intercompany investing activities		436	(335)		$(101)
Other		(3)	(22)	(2)		(27)

Net cash provided by/(used for) investing activities		433	(411)	(107)	(101)	(186)

Cash flows from financing activities
Proceeds from long-term debt				27		27
Payments of long-term debt		(45)	(5)	(44)		(94)
Net change in revolving credit facility and short-term debt			4	11		15
Net change in long-term intercompany balances	9	(302)	238	55
Dividends paid				(101)	101
Common stock issued	10					10
Common stock repurchased	(35)					(35)
Dividend paid to minority interests				(65)		(65)
Other		49	16			65

Net cash provided by/(used for) financing activities	(16)	(298)	253	(117)	101	(77)

Effect of exchange rate changes on cashand cash equivalents			(7)	(13)		(20)

Net change in cash and cash equivalents		64	57	18		139

Cash and cash equivalents at January 1		13	81	363		457

Cash and cash equivalents at December 31	$0	$77	$138	$381	$0	$596

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$32	$(53)	$204	$326		$509

Cash flows from investing activities
Capital expenditures			(66)	(90)		(156)
Proceeds from sale of business			7			7
Proceeds from sale of property, plant and equipment			5	61		66
Intercompany investing activities		92	83	41	$(216)
Other				(11)		(11)

Net cash provided by/(used for) investing activities		92	29	1	(216)	(94)

Cash flows from financing activities
Proceeds from long-term debt				48		48
Payments of long-term debt		(4)	(5)	(46)		(55)
Net change in revolving credit facility and short-term debt		(88)	(122)	(7)		(217)
Net change in long-term intercompany balances	72	96	(126)	(42)
Dividends paid				(216)	216
Common stock issued	14					14
Common stock repurchased	(118)					(118)
Dividend paid to minority interests				(38)		(38)
Other		(30)				(30)

Net cash used for financing activities	(32)	(26)	(253)	(301)	216	(396)

Effect of exchange rate changes on cashand cash equivalents			4	27		31

Net change in cash and cash equivalents		13	(16)	53		50

Cash and cash equivalents at January 1			97	310		407

Cash and cash equivalents at December 31	$0	$13	$81	$363	$0	$457

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(3)	$(50)	$100	$308		$355

Cash flows from investing activities
Capital expenditures			(76)	(115)		(191)
Proceeds from sale of business			6	1		7
Proceeds from sale of property, plant and equipment			39	42		81
Intercompany investing activities		(51)	470	(251)	$(168)
Other		(11)		3		(8)

Net cash provided by/(used for) investing activities		(62)	439	(320)	(168)	(111)

Cash flows from financing activities
Proceeds from long-term debt			200	32		232
Payments of long-term debt		(4)	(111)	(28)		(143)
Net change in revolving credit facility and short-term debt		66	(160)	13		(81)
Net change in long-term intercompany balances	120	65	(335)	150
Debt issue costs			(4)			(4)
Dividends paid			(99)	(69)	168
Common stock issued	18					18
Common stock repurchased	(135)					(135)
Dividend paid to minority interests				(29)		(29)
Other		(15)	(1)			(16)

Net cash provided by/(used for ) financing activities	3	112	(510)	69	168	(158)

Effect of exchange rate changes on cashand cash equivalents			1	26		27

Net change in cash and cash equivalents			30	83		113

Cash and cash equivalents at January 1			67	227		294

Cash and cash equivalents at December 31	$0	$0	$97	$310	$0	$407

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent).  No other subsidiary guarantees the debt.  The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006, and

•	balance sheets as of December 31, 2008 and 2007

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2008
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,305		$8,305
Cost of products sold, excluding depreciation and amortization			6,867		6,867
Depreciation and amortization			216		216

Gross profit			1,222		1,222

Selling and administrative expense		$16	380		396
Provision for asbestos		25			25
Provision for restructuring			21		21
Asset impairments and sales		5	1		6
Loss from early extinguishment of debt			2		2
Net interest expense		70	221		291
Translation and exchange adjustments			39		39

Income/(loss) before income taxes, minority interests and equity earnings		(116)	558		442
Provision/(benefit) for income taxes		(45)	157		112
Minority interests and equity earnings		3	(107)		(104)
Equity earnings	$226	294		$(520)
Net income	$226	$226	$294	$(520)	$226

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$7,727		$7,727
Cost of products sold, excluding depreciation and amortization			6,471		6,471
Depreciation and amortization			229		229

Gross profit			1,027		1,027

Selling and administrative expense		$13	372		385
Provision for asbestos		29			29
Provision for restructuring			20		20
Asset impairments and sales			100		100
Net interest expense		68	236		304
Translation and exchange adjustments			(12)		(12)

Income/(loss) before income taxes, minority interests and equity earnings		(110)	311		201
Provision/(benefit) for income taxes		(505)	105		(400)
Minority interests			(73)		(73)
Equity earnings	$528	133		$(661)
Net income	$528	$528	$133	$(661)	$528

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,982		$6,982
Cost of products sold, excluding depreciation and amortization			5,863		5,863
Depreciation and amortization			227		227

Gross profit			892		892

Selling and administrative expense		$9	307		316
Provision for asbestos		10			10
Provision for restructuring			15		15
Asset impairments and sales			(64)		(64)
Net interest expense		64	210		274
Translation and exchange adjustments			6		6

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(83)	418		335
Income tax benefit		(43)	(19)		(62)
Minority interests and equity earnings		3	(58)		(55)
Equity earnings	$309	346		$(655)
Income from continuing operations	309	309	379	(655)	342

Discontinued operations
Loss before income taxes			(34)		(34)
Income tax benefit			(1)		(1)
Net income	$309	$309	$346	$(655)	$309

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2008
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$596		$596
Receivables, net			734		734
Inventories			979		979
Prepaid expenses and other current assets	$2		146		148
Total current assets	2		2,455		2,457

Intercompany debt receivables			570	$(570)
Investments	(99)	$696		(597)
Goodwill			1,956		1,956
Property, plant and equipment, net			1,473		1,473
Other non-current assets		523	365		888
Total	$(97)	$1,219	$6,819	$(1,167)	$6,774

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt			$59		$59
Current maturities of long-term debt			31		31
Accounts payable and accrued liabilities	$22	$41	1,919		1,982
Total current liabilities	22	41	2,009		2,072

Long-term debt, excluding current maturities		697	2,550		3,247
Long-term intercompany debt	198	372		$(570)
Postretirement and pension liabilities			893		893
Other non-current liabilities		208	318		526
Minority interests			353		353
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(317)	(99)	696	(597)	(317)
Total	$(97)	$1,219	$6,819	$(1,167)	$6,774

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2007
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$457		$457
Receivables, net			673		673
Inventories			1,030		1,030
Prepaid expenses and other current assets	$2		72		74
Total current assets	2		2,232		2,234

Intercompany debt receivables			375	$(375)
Investments	225	$968		(1,193)
Goodwill			2,199		2,199
Property, plant and equipment, net			1,604		1,604
Other non-current assets		416	526		942
Total	$227	$1,384	$6,936	$(1,568)	$6,979

Liabilities and shareholders’ equity
Current liabilities
Short-term debt			$45		$45
Current maturities of long-term debt			38		38
Accounts payable and accrued liabilities	$23	$69	1,908		2,000
Total current liabilities	23	69	1,991		2,083

Long-term debt, excluding current maturities		698	2,656		3,354
Long-term intercompany debt	189	186		$(375)
Postretirement and pension liabilities			625		625
Other non-current liabilities		206	373		579
Minority interests			323		323
Commitments and contingent liabilities

Shareholders’ equity	15	225	968	(1,193)	15
Total	$227	$1,384	$6,936	$(1,568)	$6,979

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2008
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$(29)	$435		$422

Cash flows from investing activities
Capital expenditures			(174)		(174)
Proceeds from sale of property, plant and equipment			15		15
Intercompany investing activities		35		$(35)
Other			(27)		(27)

Net cash provided by/(used for) investing activities		35	(186)	(35)	(186)

Cash flows from financing activities
Proceeds from long-term debt			27		27
Payments of long-term debt			(94)		(94)
Net change in revolving credit facility and short-term debt			15		15
Net change in long-term intercompany balances	9	(6)	(3)
Dividends paid			(35)	35
Common stock issued	10				10
Common stock repurchased	(35)				(35)
Dividend paid to minority interests			(65)		(65)
Other			65		65

Net cash used for financing activities	(16)	(6)	(90)	35	(77)

Effect of exchange rate changes on cash and cash equivalents			(20)		(20)

Net change in cash and cash equivalents			139		139

Cash and cash equivalents at January 1			457		457

Cash and cash equivalents at December 31	$0	$0	$596	$0	$596

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$32	$(65)	$542		$509

Cash flows from investing activities
Capital expenditures			(156)		(156)
Proceeds from sale of business			7		7
Proceeds from sale of property, plant and equipment			66		66
Intercompany investing activities		24		$(24)
Other			(11)		(11)

Net cash provided by/(used for) investing activities		24	(94)	(24)	(94)

Cash flows from financing activities
Proceeds from long-term debt			48		48
Payments of long-term debt			(55)		(55)
Net change in revolving credit facility and short-term debt			(217)		(217)
Net change in long-term intercompany balances	72	41	(113)
Dividends paid			(24)	24
Common stock issued	14				14
Common stock repurchased	(118)				(118)
Dividend paid to minority interests			(38)		(38)
Other			(30)		(30)

Net cash provide by/(used for) financing activities	(32)	41	(429)	24	(396)

Effect of exchange rate changes on cash and cash equivalents			31		31

Net change in cash and cash equivalents			50		50

Cash and cash equivalents at January 1			407		407

Cash and cash equivalents at December 31	$0	$0	$457	$0	$457

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(3)	$(44)	$402		$355

Cash flows from investing activities
Capital expenditures			(191)		(191)
Proceeds from sale of business			7		7
Proceeds from sale of property, plant and equipment			81		81
Intercompany investing activities		19		$(19)
Other			(8)		(8)

Net cash provided by/(used for) investing activities		19	(111)	(19)	(111)

Cash flows from financing activities
Proceeds from long-term debt			232		232
Payments of long-term debt			(143)		(143)
Net change in revolving credit facility and short-term debt			(81)		(81)
Net change in long-term intercompany balances	120	25	(145)
Debt issue costs			(4)		(4)
Dividends paid			(19)	19
Common stock issued	18				18
Common stock repurchased	(135)				(135)
Dividend paid to minority interests			(29)		(29)
Other			(16)		(16)

Net cash provided by/(used for) financing activities	3	25	(205)	19	(158)

Effect of exchange rate changes on cash and cash equivalents			27		27

Net change in cash and cash equivalents			113		113

Cash and cash equivalents at January 1			294		294

Cash and cash equivalents at December 31	$0	$0	$407	$0	$407

Crown Holdings, Inc.

Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by substantially all subsidiaries in the United States.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.  The following condensed combining financial statements:

• statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006, and

• balance sheets as of December 31, 2008 and 2007

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,189	$6,116		$8,305
Cost of products sold, excluding depreciation and amortization			1,826	5,041		6,867
Depreciation and amortization			53	163		216

Gross profit			310	912		1,222

Selling and administrative expense		$7	136	253		396
Provision for asbestos			25			25
Provision for restructuring			1	20		21
Asset impairments and sales		3	5	(2)		6
Loss from early extinguishment of debt				2		2
Net interest expense		55	91	145		291
Technology royalty			(46)	46
Translation and exchange adjustments		4		35		39

Income/(loss) before income taxes, minority interests and equity earnings		(69)	98	413		442
Provision/(benefit) for income taxes		(26)	63	75		112
Minority interests				(104)		(104)
Equity earnings	$226	123	191		$(540)
Net income	$226	$80	$226	$234	$(540)	$226

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,098	$5,629		$7,727
Cost of products sold, excluding depreciation and amortization			1,767	4,704		6,471
Depreciation and amortization			60	169		229

Gross profit			271	756		1,027

Selling and administrative expense		$7	131	247		385
Provision for asbestos			29			29
Provision for restructuring			3	17		20
Asset impairments and sales		5	5	90		100
Net interest expense		60	77	167		304
Technology royalty			(39)	39
Translation and exchange adjustments				(12)		(12)

Income/(loss) before income taxes, minority interests and equity earnings		(72)	65	208		201
Provision/(benefit) for income taxes		(27)	(437)	64		(400)
Minority interests				(73)		(73)
Equity earnings	$528	116	26		$(670)
Net income	$528	$71	$528	$71	$(670)	$528

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,907	$5,075		$6,982
Cost of products sold, excluding depreciation and amortization			1,613	4,250		5,863
Depreciation and amortization			64	163		227

Gross profit			230	662		892

Selling and administrative expense		$8	101	207		316
Provision for asbestos			10			10
Provision for restructuring			4	11		15
Asset impairments and sales			(8)	(56)		(64)
Net interest expense		57	73	144		274
Technology royalty			(36)	36
Translation and exchange adjustments			(1)	7		6

Income/(loss) from continuing operations before income taxes, minority interests and equity earnings		(65)	87	313		335
Provision/(benefit) for income taxes		(23)	(109)	70		(62)
Minority interests		(3)		(52)		(55)
Equity earnings	$309	238	116		$(663)
Income from continuing operations	309	193	312	191	(663)	342

Discontinued operations
Loss before income taxes		(15)	(3)	(16)		(34)
Income tax benefit				(1)		(1)
Net income	$309	$178	$309	$176	$(663)	$309

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$92	$3	$501		$596
Receivables, net			6	728		734
Intercompany receivables			56	6	$(62)
Inventories			224	755		979
Prepaid expenses and other current assets	$2	1	3	142		148
Total current assets	2	93	292	2,132	(62)	2,457

Intercompany debt receivables		1,302	961	454	(2,717)
Investments	(99)	896	449		(1,246)
Goodwill			453	1,503		1,956
Property, plant and equipment, net		2	312	1,159		1,473
Other non-current assets		29	558	301		888
Total	$(97)	$2,322	$3,025	$5,549	$(4,025)	$6,774

Liabilities and shareholders’ equity/(deficit)
Current liabilities
Short-term debt				$59		$59
Current maturities of long-term debt		$4	$1	26		31
Accounts payable and accrued liabilities	$22	18	328	1,614		1,982
Intercompany payables			6	56	$(62)
Total current liabilities	22	22	335	1,755	(62)	2,072

Long-term debt, excluding current maturities		1,450	700	1,097		3,247
Long-term intercompany debt	198	722	1,079	718	(2,717)
Postretirement and pension liabilities			747	146		893
Other non-current liabilities			263	263		526
Minority interests				353		353
Commitments and contingent liabilities

Shareholders’ equity/(deficit)	(317)	128	(99)	1,217	(1,246)	(317)
Total	$(97)	$2,322	$3,025	$5,549	$(4,025)	$6,774

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$42	$5	$410		$457
Receivables, net			10	663		673
Intercompany receivables			70	12	$(82)
Inventories			239	791		1,030
Prepaid expenses and other current assets	$2	1	4	67		74
Total current assets	2	43	328	1,943	(82)	2,234

Intercompany debt receivables		1,073	623	53	(1,749)
Investments	225	780	48		(1,053)
Goodwill			453	1,746		2,199
Property, plant and equipment, net		2	331	1,271		1,604
Other non-current assets		43	580	319		942
Total	$227	$1,941	$2,363	$5,332	$(2,884)	$6,979

Liabilities and shareholders’ equity
Current liabilities				$45		$45
Short-term debt
Current maturities of long-term debt		$4	$1	33		38
Accounts payable and accrued liabilities	$23	21	337	1,619		2,000
Intercompany payables			12	70	$(82)
Total current liabilities	23	25	350	1,767	(82)	2,083

Long-term debt, excluding current maturities		1,454	701	1,199		3,354
Long-term intercompany debt	189	416	396	748	(1,749)
Postretirement and pension liabilities			429	196		625
Other non-current liabilities			262	317		579
Minority interests				323		323
Commitments and contingent liabilities

Shareholders’ equity	15	46	225	782	(1,053)	15
Total	$227	$1,941	$2,363	$5,332	$(2,884)	$6,979

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$(28)	$132	$302		$422

Cash flows from investing activities
Capital expenditures			(35)	(139)		(174)
Proceeds from sale of property, plant and equipment			2	13		15
Intercompany investing activities		11	(495)	528	$(44)
Other		(6)		(21)		(27)

Net cash provided by/(used for) investing activities		5	(528)	381	(44)	(186)

Cash flows from financing activities
Proceeds from long-term debt				27		27
Payments of long-term debt		(4)	(1)	(89)		(94)
Net change in revolving credit facility and short-term debt				15		15
Net change in long-term intercompany balances	9	77	395	(481)
Dividends paid				(44)	44
Common stock issued	10					10
Common stock repurchased	(35)					(35)
Dividend paid to minority interests				(65)		(65)
Other				65		65

Net cash provided by/(used for) financing activities	(16)	73	394	(572)	44	(77)

Effect of exchange rate changes on cashand cash equivalents				(20)		(20)

Net change in cash and cash equivalents		50	(2)	91		139

Cash and cash equivalents at January 1		42	5	410		457

Cash and cash equivalents at December 31	$0	$92	$3	$501	$0	$596

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$32	$(47)	$109	$415		$509

Cash flows from investing activities
Capital expenditures			(31)	(125)		(156)
Proceeds from sale of business		7				7
Proceeds from sale of property, plant and equipment			1	65		66
Intercompany investing activities		14	18		$(32)
Other				(11)		(11)

Net cash provided by/(used for) investing activities		21	(12)	(71)	(32)	(94)

Cash flows from financing activities
Proceeds from long-term debt				48		48
Payments of long-term debt		(4)	(1)	(50)		(55)
Net change in revolving credit facility and short-term debt		(60)		(157)		(217)
Net change in long-term intercompany balances	72	72	(95)	(49)
Dividends paid				(32)	32
Common stock issued	14					14
Common stock repurchased	(118)					(118)
Dividend paid to minority interests				(38)		(38)
Other				(30)		(30)

Net cash provided by/(used for) financing activities	(32)	8	(96)	(308)	32	(396)

Effect of exchange rate changes on cashand cash equivalents				31		31

Net change in cash and cash equivalents		(18)	1	67		50

Cash and cash equivalents at January 1		60	4	343		407

Cash and cash equivalents at December 31	$0	$42	$5	$410	$0	$457

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(3)	$(40)	$96	$302		$355

Cash flows from investing activities
Capital expenditures		(1)	(36)	(154)		(191)
Proceeds from sale of business		4		3		7
Proceeds from sale of property, plant and equipment			31	50		81
Intercompany investing activities		11	22		$(33)
Other				(8)		(8)

Net cash provided by/(used for) investing activities		14	17	(109)	(33)	(111)

Cash flows from financing activities
Proceeds from long-term debt		200		32		232
Payments of long-term debt		(3)		(140)		(143)
Net change in revolving credit facility and short-term debt		(151)		70		(81)
Net change in long-term intercompany balances	120	26	(110)	(36)
Debt issue costs		(4)				(4)
Dividends paid				(33)	33
Common stock issued	18					18
Common stock repurchased	(135)					(135)
Dividend paid to minority interests				(29)		(29)
Other				(16)		(16)

Net cash provided by/(used for) financing activities	3	68	(110)	(152)	33	(158)

Effect of exchange rate changes on cashand cash equivalents				27		27

Net change in cash and cash equivalents		42	3	68		113

Cash and cash equivalents at January 1		18	1	275		294

Cash and cash equivalents at December 31	$0	$60	$4	$343	$0	$407

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)			2008							2007
	First	(1)	Second	(2)	Third	(3)	Fourth	(4)	First	Second	(5)	Third	(6)	Fourth	(7)
Net sales	$1,863		$2,196		$2,369		$1,877		$1,713	$1,990		$2,153		$1,871
Gross profit *	256		352		378		236		215	286		312		214
Net income/(loss)	27		99		114		(14)		18	91		93		326

Earnings per average
common share:
Basic	$0.17		$0.62		$0.71		($0.09)		$0.11	$0.56		$0.58		$2.05

Diluted	$0.17		$0.61		$0.70		($0.09)	(8)	$0.11	$0.54		$0.56		$2.00

Average common shares outstanding:
Basic	159.2		159.6		160.0		159.5		162.3	162.9		161.2		158.9
Diluted	162.8		163.3		163.4		162.2		166.7	167.2		165.2		162.7

Common stock price range: **
High	$25.67		$29.24		$29.60		$23.02		$25.42	$25.98		$27.43		$27.13
Low	20.46		24.21		20.34		13.37		20.83	23.76		21.31		22.06
Close	25.16		25.99		22.21		19.20		24.46	24.97		22.76		25.65

* The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.

      **      Source: New York Stock Exchange – Composite Transactions

Notes:

(1)	Includes pre-tax charges of $2 for losses from early extinguishments of debt.

(2)	Includes pre-tax charges of $1 for restructuring actions and net pre-tax gains of $2 for asset sales.

(3)	Includes pre-tax charges of $3 for restructuring actions and net pre-tax charges of $2 for asset impairments and asset sales.

(4)	Includes pre-tax charges of $17 for restructuring actions, pre-tax charges of $6 for asset impairments, and a pre-tax charge of $25 for asbestos claims.

(5)	Includes pre-tax charges of $5 for restructuring actions and net pre-tax gains of $10 for asset sales.

(6)	Includes net pre-tax charges of $9 for restructuring actions and net pre-tax gains of $4 for asset sales.

(7)	Includes a tax benefit of $462 from the reversal of U.S. valuation allowances, net pre-tax charges of $114 for asset sales and impairments, $29 for asbestos, and $6 for restructuring actions.

(8)	Diluted earnings per share was calculated using basic average shares outstanding instead of diluted average shares outstanding due to the net loss in the quarter.

Crown Holdings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D	COLUMN E
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions – Write-offs	Balance at end of period

For the Year Ended December 31, 2008
Allowances deducted from assets to which they apply:

Trade accounts receivable	$28	$1	$(1)	$4	$24

Deferred tax assets	508	(6)	5		507

For the Year Ended December 31, 2007
Allowances deducted from assets to which they apply:

Trade accounts receivable	38	3	2	15	28

Deferred tax assets	925	(485)	68		508

For the Year Ended December 31, 2006
Allowances deducted from assets to which they apply:

Trade accounts receivable	33	3	3	1	38

Deferred tax assets	951	3		29	925

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Crown Holdings, Inc.

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Title	Year Assumed Present Title

John W. Conway	63	Chairman of the Board, President and Chief Executive Officer	2001

Alan W. Rutherford	65	Vice Chairman of the Board and Executive Vice President	2008

Timothy J. Donahue	46	Executive Vice President and Chief Financial Officer	2008

Raymond L. McGowan, Jr.	57	President – Americas Division	2008

Christopher C. Homfray	51	President – European Division	2006

Jozef Salaerts	54	President – Asia-Pacific Division	2007

Thomas A. Kelly	49	Senior Vice President and Corporate Controller	2008

Effective December 11, 2008, Mr. Rutherford resigned as Chief Financial Officer and was replaced by Mr. Donahue.  Mr. Donahue was also promoted to Executive Vice President at that time.  Mr. Rutherford also announced his planned retirement as Executive Vice President at the end of March 2009.

All of the principal executive officers have been employed by the Company for the past five years.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Corporate Governance” and is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 23, 2009” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers" and is incorporated herein by reference.

The following table provides information as of December 31, 2008 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)

Equity compensation plans approved by security holders	8,359,085 (1)	$16.68	4,234,322 (2)
Equity compensation plans not approved by security holders	0	N/A	0

Total	8,359,085	$16.68	4,234,322

(1)	Includes the 1990, 1997, 2001, 2004 and 2006 Stock-Based Incentive Compensation Plans.

(2)
Includes 570,220, 3,213,797, 65,949 and 384,356 shares available for issuance at December 31, 2008 under the 2004 Stock-Based Incentive Compensation Plan, the 2006 Stock-Based Incentive Compensation Plan, the Company’s Stock Purchase Plan and the Stock Compensation Plan for Non-Employee Directors, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Corporate Governance” and “Executive Compensation” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the Company’s Proxy Statement within the sections entitled “Principal Accountant Fees and Services” and is incorporated herein by reference.

Crown Holdings, Inc.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as part of this report:

(1)	All Financial Statements:

Crown Holdings, Inc. and Subsidiaries (see part II. Item 8, pages 45 through 103 of this Report)

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity/(Deficit) and Comprehensive Income/(Loss) for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Supplementary Information

(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves (see page 105 of this Report).

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits

3.a
Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

3.b	By-Laws of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.b of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

4.a	Specimen certificate of Registrant’s Common Stock (incorporated by reference to Exhibit 4.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

4.b	Form of the Registrant’s 8% Debentures Due 2023 (incorporated by reference to Exhibit 24 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.c	Officers’ Certificate for 8% Debentures Due 2023 (incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-2227)).

4.d
Indenture, dated as of April 1, 1993, between Crown Cork & Seal Company, Inc. and Chemical Bank, as Trustee (incorporated by reference to Exhibit 26 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

4.e	Terms Agreement, dated March 31, 1993 (incorporated by reference to Exhibit 27 of the Registrant’s Current Report on Form 8-K dated April 12, 1993 (File No. 1-2227)).

Crown Holdings, Inc.

4.f
Indenture, dated December 17, 1996, among Crown Cork & Seal Company, Inc., Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.g	Form of the Registrant’s 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.h	Officers’ Certificate for 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.i	Form of the Registrant’s 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.j	Officers’ Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.k	Terms Agreement, dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

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

4.o
Supplemental Indenture to Indenture dated April 1, 1993, dated  as of February 25, 2003 between Crown Cork & Seal Company, Inc, as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

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

4.s
Indenture, dated as of September 1, 2004, by and among Crown European Holdings, as Issuer, the Guarantors named therein and Wells Fargo Bank, as Trustee, relating to the 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.j of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

4.t
Form of Crown European Holdings’ 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

4.u
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

4.v
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

4.w
Euro Bank Pledge Agreement, dated as of November 18, 2005, by Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.b of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No.  0-50189)).

4.x
Second Amended and Restated CEH Pledge Agreement, dated as of November 18, 2005, by Crown European Holdings S.A., as Pledgor and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.c of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.y
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

4.z
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

4.aa
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

4.bb
U.S. Guarantee Agreement, dated as of November 18, 2005, among each of the subsidiaries listed therein of Crown Americas LLC and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No.  0-50189)).

Crown Holdings, Inc.

4.cc
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

4.dd
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

4.hh	Form of 7 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.m of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.ii	Form of 7 3/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.n of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

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

4.mm
Supplemental Indenture, dated as of December 6, 2006, to Indenture, dated as of September 1, 2004, among Crown European Holdings, as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee, relating to the 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 6, 2006 (File No. 0-50189)).

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

10.b
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

Crown Holdings, Inc.

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

10.g
Intercreditor Agreement dated as of November 18, 2005, among Citibank, N.A., as Program Agent, the Company, Crown International Holdings, Inc., Crown Cork& Seal Company, Inc., Crown Cork & Seal Receivables (DE) Corporation, Crown Cork & Seal USA, Inc., Crown Risdon USA, Inc., CROWN Metal Packaging Canada LP and Deutsche Bank AG New  York  Branch  and The Bank of Nova Scotia, as Bank Agent (incorporated by reference to Exhibit 10.a of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

10.h	Employment Contracts:

(1)
Employment contract between Crown Holdings, Inc. and John W. Conway, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(2)
Second amendment to the employment contract, dated May 3, 2007, between Crown Holdings, Inc. and Alan W. Rutherford, dated as of December 11, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 11, 2008).

(3)
Employment contract between Crown Holdings, Inc. and Alan W. Rutherford, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(4)
Second amendment to the employment contract, dated May 3, 2007, between Crown Holdings, Inc. and Timothy J. Donahue, dated as of December 11, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated December 11, 2008).

(5)
Employment contract between Crown Holdings, Inc. and Timothy J. Donahue, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(6)
Employment contract between Crown Packaging UK PLC and Christopher C. Homfray, dated July 12, 2006 (incorporated by reference to Exhibit 10.h(6) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-50189)).

(7)
Employment contract between Crown Holdings, Inc. and Raymond L. McGowan, Jr., dated May 3, 2007 (incorporated by reference to Exhibit 10.h(7) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-50189)).

10.i *	Crown Holdings, Inc. Economic Profit Incentive Plan, effective as of January 1, 2007.

Crown Holdings, Inc.

10.j
Crown Holdings, Inc. Senior Executive Retirement Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.l of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-50189)).

10.k	Senior Executive Retirement Agreements:

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

(4)
Senior Executive Retirement Agreement between Crown Holdings, Inc. and Christopher C. Homfray, effective January 1, 2008 (incorporated by reference to Exhibit 10.m(6) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-50189)).

(5)
Senior Executive Retirement Agreement between Crown Holdings, Inc. and Raymond L. McGowan, Jr., dated May 3, 2007 (incorporated by reference to Exhibit 10.m(7) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-50189)).

(6)
Senior Executive Retirement Agreement between Crown Holdings, Inc. and Jozef Salaerts, effective January 1, 2008 (incorporated by reference to Exhibit 10.m(8) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-50189)).

10.l
Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, amended and restated (incorporated by reference to the Registrant’s Definitive Additional Materials on Schedule 14A, filed with the Securities and Exchange Commission on April 13, 2000 (File No. 1-2227)).

10.m
Amendment No. 3 to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.q of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.n
Amendment No. 4, effective December 14, 2006, to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.y of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.o
Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

10.p
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

10.r
Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

10.s
Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.dd of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.t
Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.u
Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.ff of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.v
Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-51089)).

10.w *	Crown Holdings, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective January 1, 2008.

10.x
Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.y
Crown Cork & Seal Company, Inc. Pension Plan for Outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.z
Amendment No. 1, effective April 1, 2005, to the Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-50189)).

10.aa
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

10.bb
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

10.cc
Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 24, 2006 (File No. 0-50189)).

Crown Holdings, Inc.

10.dd
Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.pp of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.ee
Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

Exhibits 10.h through 10.ee inclusive, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

12	Computation of ratio of earnings to fixed charges.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Alan W. Rutherford, Vice Chairman of the Board, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

99	Separate financial statements of affiliates whose securities are pledged as collateral.

c)	The consolidated statements and notes thereto and financial statement schedule for Crown Cork & Seal Company, Inc., included in Exhibit 99 above, are incorporated herein by reference.

*  Filed herewith.

Crown Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc.
Registrant
Date:  February 27, 2009
     By:  /s/ Thomas A. Kelly_____
                                              Thomas A. Kelly
Senior Vice President and Corporate Controller

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Conway, Timothy J. Donahue, Alan W. Rutherford and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2008 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ John W. Conway
John W. Conway	Chairman of the Board, President and Chief Executive Officer

/s/ Alan W. Rutherford
Alan W. Rutherford	Vice Chairman of the Board and Executive Vice President

/s/ Timothy J. Donahue
Timothy J. Donahue	Executive Vice President and Chief Financial Officer

/s/ Thomas A. Kelly
Thomas A. Kelly	Senior Vice President and Corporate Controller

SIGNATURE
                                             DIRECTORS

/s/ Jenne K. Britell	/s/ Thomas A. Ralph
Jenne K. Britell	Thomas A. Ralph

/s/ Arnold W. Donald	/s/ Hugues du Rouret
Arnold W. Donald	Hugues du Rouret

/s/ William G. Little	/s/ Jim L. Turner
William G. Little	Jim L. Turner

/s/ Hans J. Löliger	/s/ William S. Urkiel
Hans J. Löliger	William S. Urkiel