Form 10-Q
period 2009-03-31
CROWN HOLDINGS INC
filed 2009-05-05
CIK 1219601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-50189

CROWN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Crown Way, Philadelphia, PA	19154-4599
(Address of principal executive offices)	(Zip Code)

215-698-5100

(registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

There were 159,973,590 shares of Common Stock outstanding as of April 30, 2009.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

Three months ended March 31	2009	2008
Net sales	$1,684	$1,863

Cost of products sold, excluding depreciation and amortization	1,392	1,558
Depreciation and amortization	47	53

Gross profit	245	252

Selling and administrative expense	89	102
Provision for restructuring	1
Loss from early extinguishments of debt		2
Interest expense	61	77
Interest income	(2)	(3)
Translation and foreign exchange	4

Income before income taxes and equity earnings	92	74
Provision for income taxes	24	26
Equity (loss)/earnings in affiliates	(5)

Net income	63	48
Net income attributable to noncontrolling interests	(23)	(21)

Net income attributable to Crown Holdings	$40	$27

Earnings per share attributable to Crown Holdings common shareholders:
Basic	$0.25	$0.17

Diluted	$0.25	$0.17

Weighted average common shares outstanding:
Basic	158,491,731	159,187,316
Diluted	161,286,880	162,776,273

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)

(In millions)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets

Current assets
Cash and cash equivalents	$296	$596
Receivables, net	814	734
Inventories	1,154	979
Prepaid expenses and other current assets	146	148

Total current assets	2,410	2,457

Goodwill	1,904	1,956
Property, plant and equipment, net	1,421	1,473
Other non-current assets	845	888

Total	$6,580	$6,774

Liabilities and equity
Current liabilities
Short-term debt	$52	$59
Current maturities of long-term debt	28	31
Accounts payable and accrued liabilities	1,704	1,982

Total current liabilities	1,784	2,072

Long-term debt, excluding current maturities	3,318	3,247
Postretirement and pension liabilities	890	893
Other non-current liabilities	508	526
Commitments and contingent liabilities (Note J)

Noncontrolling interests	354	353
Crown Holdings shareholders’ deficit	(274)	(317)

Total equity	80	36

Total	$6,580	$6,774

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

(In millions)

(Unaudited)

Three months ended March 31	2009	2008
Net cash used for operating activities	$(345)	$(443)

Cash flows from investing activities
Capital expenditures	(50)	(33)
Other		(7)

Net cash used for investing activities	(50)	(40)

Cash flows from financing activities
Proceeds from long-term debt	1
Payments of long-term debt	(3)	(55)
Net change in revolving credit facility and short-term debt	114	338
Common stock issued	3	2
Common stock repurchased	(3)	(3)
Dividends paid to noncontrolling interests	(17)	(8)
Other	19	18

Net cash provided by financing activities	114	292

Effect of exchange rate changes on cash and cash equivalents	(19)	16

Net change in cash and cash equivalents	(300)	(175)

Cash and cash equivalents at January 1	596	457

Cash and cash equivalents at March 31	$296	$282

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

(In millions) (Unaudited)

	2009	2008
Comprehensive income
Net income	$63	$48
Net other adjustments:
Attributable to Crown Holdings	(1)	23
Attributable to noncontrolling interests	(5)	13

Comprehensive income	57	84
Comprehensive income attributable to noncontrolling interests	(18)	(34)

Comprehensive income attributable to Crown Holdings	$39	$50

Common stock	$929	$929

Paid-in capital
Balance – January 1	$1,510	$1,516
Restricted stock awarded	(3)	(2)
Stock-based compensation	4	4
Stock issued – benefit plans	1	1
Stock repurchased	(2)	(2)

Balance – March 31	$1,510	$1,517

Accumulated deficit
Balance – January 1	$(428)	$(654)
Net income attributable to Crown Holdings	40	27

Balance – March 31	$(388)	$(627)

Accumulated other comprehensive loss
Balance – January 1	$(2,195)	$(1,646)
Translation adjustments	(16)	(25)
Amortization of net loss and prior service cost included in pension and postretirement cost	16	11
Derivatives qualifying as hedges	(1)	39
Available for sale securities		(2)

Net other comprehensive income/(loss) adjustments	(1)	23

Balance – March 31	$(2,196)	$(1,623)

Treasury stock
Balance – January 1	$(133)	$(130)
Restricted stock awarded	3	2
Stock issued – benefit plans	2	1
Stock repurchased	(1)	(1)

Balance – March 31	$(129)	$(128)

Noncontrolling interests
Balance – January 1	$353	$323
Net income attributable to noncontrolling interests	23	21
Translation adjustments (other comprehensive income)	(5)	13
Dividends paid to noncontrolling interests	(17)	(7)
Purchase of noncontrolling interests		(1)

Balance – March 31	$354	$349

Total equity – March 31	$80	$417

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share and statistical data)

(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of March 31, 2009 and the results of its operations and its cash flows for the three month periods ended March 31, 2009 and 2008. These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, have been condensed or omitted. The December 31, 2008 balance sheet data was derived from the audited consolidated financial statements as of December 31, 2008. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

B.	Recent Accounting and Reporting Pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007) (“FAS 141(R)”), “Business Combinations,” which replaces FAS 141. FAS 141(R) retains the requirement of FAS 141 that business combinations be accounted for at fair value using the acquisition method, but changes the accounting for acquisitions in certain areas. Under FAS 141(R) acquisition costs are expensed as incurred; noncontrolling (minority) interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141(R) is effective for the Company for all business combinations for which the acquisition date is on or after January 1, 2009, and its adoption had no impact on the Company’s financial statements at the date of adoption.

Effective January 1, 2009, the Company adopted FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” The FSP attempts to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other generally accepted accounting principles. The FSP requires disclosure of information that enables users of financial statements to assess the extent to which expected future cash flows associated with an asset are affected by the company’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset in the FSP is to be applied prospectively to intangible assets acquired after the effective date. The adoption of the FSP had no impact on the Company’s consolidated financial statements at the date of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of the FSP on January 1, 2009 had no impact on the Company’s consolidated financial statements at the date of adoption.

Crown Holdings, Inc.

Effective January 1, 2009, the Company adopted SFAS No. 160 (“FAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” FAS 160 requires the recognition of noncontrolling (minority) interests as equity in the consolidated financial statements, but separate from the parent’s equity. The statement also requires that the amount of net income attributable to minority interests be included in consolidated net income on the face of the income statement. The financial statements included in this report are presented in accordance with FAS 160 and all prior period information has been retrospectively adjusted.

Effective January 1, 2009, the Company adopted SFAS No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement 133.” FAS 161 amends and expands the disclosure requirements of FAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company has applied the requirements of FAS 161 on a prospective basis and disclosures related to interim periods prior to the date of adoption have not been presented. See Note G for the required disclosures.

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FAS 128, “Earnings per Share.” The guidance in the FSP requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and included in the computation of EPS pursuant to the two-class method. The adoption of the FSP had no impact on the Company’s basic or diluted earnings per share in the first quarter of 2009.

C.	Stock-Based Compensation

During the first quarter of 2009, the Company awarded 564,344 shares of restricted stock to certain senior executives, including 308,115 shares with time-vesting requirements and 256,229 shares containing a market performance feature. The time-vested awards vest ratably over three years on the anniversary date of the grant and had a grant-date fair value of $18.87 per share. The performance shares vest at the end of three years based on the results of a market performance criterion. The number of performance shares that will ultimately vest in 2012 is based on the level of performance achieved, ranging between 0% and 200% of the shares awarded, and will be settled in stock. The estimated fair value of each performance share was calculated as $23.10 using a Monte Carlo valuation model. During the first quarter, 254,528 shares of previously issued service-based awards were released from restriction and 145,144 shares of previously issued performance-based shares vested. The weighted average fair value of these shares on the date of release was $19.45 per share. Also during the first quarter, 51,495 performance-based shares were issued because the Company exceeded the level of performance established on the original date of the related awards in 2006 by approximately 35%. These shares were issued without restriction.

Unrecognized compensation cost related to unvested stock options and restricted stock was $20 and $16, respectively, at March 31, 2009. The weighted average period over which the expense is expected to be recognized is 3.9 years for stock options and 2.1 years for restricted stock.

As of March 31, 2009, outstanding stock options included 7,448,578 shares that were fully vested or expected to vest of which 4,937,285 were exercisable. The weighted average exercise price of the options that were fully vested or expected to vest was $16.18, the aggregate intrinsic value was $52, and the weighted average remaining contractual life was 5.3 years. The weighted average exercise price of options that were currently exercisable was $12.48, the aggregate intrinsic value was $52, and the weighted average remaining contractual life was 3.9 years.

The Company received cash proceeds of $2 from the exercise of stock options in the first quarters of both 2009 and 2008.

Crown Holdings, Inc.

D.	Goodwill

Changes in the carrying amount of goodwill by reportable segment for the three month period ended March 31, 2009 were as follows:

	Americas Beverage	North America Food	European Beverage	European Food	Non-reportable segments	Total
Balance at January 1, 2009	$418	$148	$660	$587	$143	$1,956
Foreign currency translation	(2)	(2)	(19)	(26)	(3)	(52)

Balance at March 31, 2009	$416	$146	$641	$561	$140	$1,904

E.	Inventories

	March 31, 2009	December 31, 2008
Finished goods	$460	$324
Work in process	147	117
Raw materials and supplies	547	538

	$1,154	$979

F.	Fair Value Measurements

Under U.S. GAAP a framework exists for measuring fair value, providing a three-tier fair value hierarchy of pricing inputs used to report assets and liabilities that are adjusted to fair value. Level 1 includes inputs such as quoted prices which are available in active markets for identical assets or liabilities as of the report date. Level 2 includes inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the report date. Level 3 includes unobservable pricing inputs that are not corroborated by market data or other objective sources. The Company has no items valued using Level 3 inputs.

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009:

	March 31, 2009
	Assets/liabilities at fair value	Fair value measurements using
		Level 1	Level 2
Assets
Derivative instruments	$45	$12	$33
Available for sale securities	3	3

Total assets	$48	$15	$33

Liabilities
Derivative instruments	$158	$82	$76

The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

The Company uses an income approach to value its outstanding cross-currency swaps and foreign exchange forward contracts. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows under the terms of the contracts using market information as of the reporting date, such as prevailing interest rates and foreign exchange spot and forward rates, and are reported under Level 2 of the fair value hierarchy. The Company applies a market approach to value its exchange-traded available for sale securities and commodity price hedge contracts. Prices from observable markets are used to develop the fair value of these financial instruments and they are reported under Level 1.

See Note G for further discussion of the Company’s use of derivative instruments and their fair values at March 31, 2009.

Crown Holdings, Inc.

G.	Derivative Financial Instruments

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company does not use derivatives instruments for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales agreements that permit the pass-through of commodity price and foreign exchange rate risk to customers.

Cross-Currency and Interest Rate Swaps

The Company uses cross-currency and interest rate swaps to manage its portfolio of fixed and variable rate debt, including intercompany debt, and to manage the impact of debt on local cash flows. Currently, the Company has two cross-currency swaps outstanding with an aggregate notional value of $460. These swaps effectively convert fixed rate U.S. dollar intercompany debt due in November 2009 and 2010 at interest rates of 7.95% into fixed rate euro intercompany debt at interest rates of 6.39% and 6.45%, respectively. These swaps are effective in mitigating the risk of changes in foreign exchange and interest rates because the critical terms of the swaps, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices match those of the foreign-currency denominated debt. Accordingly, the Company is accounting for these swaps as cash flow hedges.

Commodity Forwards

Information about commodity price exposure is provided by the local business units from supply forecasts submitted by customers. Currently, the Company hedges market risk covering certain aluminum and energy purchases to reduce or eliminate the impact of price changes on local cash flows. The U.S. dollar equivalent notional value of contracts in outstanding hedge relationships at March 31, 2009 was $161.

Foreign Exchange Hedges

The Company manages its foreign exchange risk at the operating unit level. Exposures that cannot be naturally offset within the operating unit are hedged with derivative financial instruments where possible and when cost effective. As discussed under Cross-Currency and Interest Rate Swaps, foreign exchange risk may be hedged in concert with interest rate risk using cross-currency swaps. In general foreign exchange hedges reduce or eliminate the impact of changes in foreign exchange rates on foreign-denominated monetary items. The notional values and maturity dates of the contracts coincide with those of the hedged items. Contracts are primarily denominated in U.S. dollars, euro, and sterling. The U.S. dollar-equivalent notional value of contracts in outstanding hedge relationships at March 31, 2009 was $998. In assessing the effectiveness of foreign exchange hedges, time value is excluded from fair value hedges of recognized assets and liabilities but included for cash flow hedges and fair value hedges of unrecognized firm commitments.

Derivative Financial Instruments Not Designated as Hedges

Certain contracts related to foreign-denominated intercompany debt have not been designated in hedge relationships because the terms of the debt are not fixed and cannot be effectively matched to the contracts. Contracts were executed with the belief that changes in fair value, regardless of hedge designation, would substantially offset changes in the value of the hedged items. The U.S. dollar-equivalent notional value of these contracts at March 31, 2009 was $267.

Crown Holdings, Inc.

The effect of derivative instruments on the Statement of Operations is shown below, including amounts recognized in accumulated other comprehensive income (“AOCI”).

2009
Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in earnings	Amount of gain/(loss) recognized in earnings
Foreign exchange contracts	Translation and foreign exchange	$8

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in AOCI (effective portion)	Location of gain/(loss) reclassified from AOCI against earnings (effective portion)	Amount of gain/(loss) recognized from AOCI against earnings (effective portion)
Cross-currency swaps	$29	Interest expense	$1
		Foreign exchange	28

Foreign exchange contracts	(6)	Net sales	(4)

		Cost of products sold	2

Commodity contracts	(10)	Cost of products sold	(20)

Total	$13		$7

The impact of ineffectiveness and amounts excluded from the assessment of effectiveness was less than $1 in the first quarter of 2009.

There was no net impact on results of operations in the first quarter of 2009 from derivatives not designated as hedging instruments.

The effect of derivative instruments on the Consolidated Balance Sheet as of March 31, 2009 is shown below.

	Fair Value of Derivative Instruments
Derivatives designated as hedging instruments	Assets	Fair value	Liabilities	Fair value
	Balance sheet location		Balance sheet location
Cross-currency swaps			Accrued liabilities	$(27)
			Other non-current liabilities	(26)

Foreign exchange contracts	Other current assets	$21	Accrued liabilities	(23)

Commodity contracts	Other current assets	12	Accrued liabilities	(82)

		33		(158)

Derivatives not designated as hedging instruments
Foreign exchange contracts		12

Total derivatives		$45		$(158)

Crown Holdings, Inc.

H.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the three months ended March 31, 2009 and 2008, respectively, were as follows:

	Termination Benefits	Other Exit Costs	Total
Balance at January 1, 2008	$8	$7	$15
Payments	(2)	(6)	(8)

Balance at March 31, 2008	$6	$1	$7

Balance at January 1, 2009	$11	$1	$12
Provision		1	1
Payments	(4)	(1)	(5)

Balance at March 31, 2009	$7	$1	$8

The provision of $1 in 2009 related to maintenance and closing costs for a Canadian food can plant that ceased operations in 2008.

I.	Asbestos-Related Liabilities

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

Crown Holdings, Inc.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. In November 2004, the legislation was amended to address a Pennsylvania Supreme Court decision (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002) which held that the statute violated the Pennsylvania Constitution due to retroactive application. On February 6, 2009, the Superior Court of Pennsylvania affirmed, due to the plaintiff’s lack of standing, the Philadelphia Court of Common Pleas’ dismissal of three cases against Crown Cork raising federal and state constitutional challenges to the amended statute (Stea v. A.W. Chesterton, Inc., et. al, No. 2956 EDA 2006). The plaintiff has requested that the Pennsylvania Supreme Court accept the appeal of this decision. The Company cautions that the limitations of the statute, as amended, are subject to litigation and may not be upheld. Adverse rulings in cases challenging the constitutionality of the Pennsylvania statute could have a material impact on the Company.

During the three months ended March 31, 2009, Crown Cork received approximately 1,000 new claims, settled or dismissed approximately 1,000 claims for a total of $1, and had approximately 50,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods. The outstanding claims at March 31, 2009 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. The outstanding claims also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

As of March 31, 2009, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $198, including $135 for unasserted claims and $1 for committed settlements that will be paid over time.

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

Underlying the accrual are assumptions that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the Georgia, South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation described above are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply. The Company’s accrual of $198 includes estimates for probable costs for claims through the year 2018. Potential estimated additional claims costs of $38 beyond 2018 have not been included in the Company’s accrual, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.

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

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $6 million for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites. The Company has also recorded aggregate accruals of $12 million for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

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

At March 31, 2009, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At March 31, 2009, the Company also had guarantees of $29 related to the residual values of leased assets.

K.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the periods ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31
	2009	2008
Earnings

Net income attributable to Crown Holdings	$40	$27

Weighted average shares outstanding:
Basic	158.5	159.2
Add: dilutive stock options and restricted stock	2.8	3.6

Diluted	161.3	162.8

Basic and diluted earnings per share	$0.25	$0.17

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 4.0 million shares for the three months ended March 31, 2009 and 4.3 million shares for the same period in 2008. These shares were excluded because the exercise prices of the then outstanding options were above the average market prices for the related periods.

Crown Holdings, Inc.

L.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31 were as follows:

Pension Benefits	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Service cost	$2	$2	$5	$10
Interest cost	20	19	34	46
Expected return on plan assets	(18)	(29)	(37)	(61)
Recognized prior service cost/(credit)	1	1	(1)	(2)
Recognized net loss	20	8	6	9

Net periodic cost	$25	$1	$7	$2

Other Postretirement Benefits
	2009	2008
Service cost	$2	$2
Interest cost	7	8
Recognized prior service credit	(6)	(6)
Recognized net loss	3	2

Net periodic cost	$6	$6

M.	Segment Information

The Company’s business is organized geographically within three divisions, Americas, Europe and Asia-Pacific. Within the Americas and Europe, the Company has determined that it has the following reportable segments organized along a combination of product lines and geographic areas: Americas Beverage and North America Food in the Americas, and European Beverage, European Food and European Specialty Packaging in Europe.

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

The tables below present information about operating segments for the three months ended March 31, 2009 and 2008:

2009	External sales	Segment income
Americas Beverage	$409	$41
North America Food	197	18
European Beverage	339	57
European Food	389	52
European Specialty Packaging	81	1

Total reportable segments	1,415	169

Non-reportable segments	269	42
Corporate and unallocated items		(55)

Total	$1,684	$156

Crown Holdings, Inc.

2008	External sales	Segment income
Americas Beverage	$433	$43
North America Food	185	11
European Beverage	348	49
European Food	488	40
European Specialty Packaging	105	1

Total reportable segments	1,559	144

Non-reportable segments	304	40
Corporate and unallocated items		(34)

Total	$1,863	$150

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three months ended March 31, 2009 and 2008 follows:

	2009	2008
Segment income of reportable segments	$169	$144
Segment income of non-reportable segments	42	40
Corporate and unallocated items	(55)	(34)
Provision for restructuring	(1)
Loss from early extinguishments of debt		(2)
Interest expense	(61)	(77)
Interest income	2	3
Translation and foreign exchange	(4)

Income before income taxes and equity earnings	$92	$74

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs. The increase in 2009 was primarily due to increased pension costs in the Company’s U.S. and U.K. plans.

Crown Holdings, Inc.

N.	Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:

•	statements of operations and cash flows for the three months ended March 31, 2009 and 2008, and

•	balance sheets as of March 31, 2009 and December 31, 2008

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$990	$694		$1,684
Cost of products sold, excluding depreciation and amortization		$(3)	836	559		1,392
Depreciation and amortization			23	24		47

Gross profit		3	131	111		245

Selling and administrative expense		(1)	66	24		89
Provision for restructuring			1			1
Net interest expense		8	46	5		59
Technology royalty			(7)	7
Translation and foreign exchange			1	3		4

Income/(loss) before income taxes		(4)	24	72		92
Provision for income taxes			5	19		24
Equity (loss)/earnings in affiliates	$40	49	21	(1)	$(114)	(5)

Net income	40	45	40	52	(114)	63
Net income attributable to noncontrolling interests				(23)		(23)

Net income attributable to Crown Holdings	$40	$45	$40	$29	$(114)	$40

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2008

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,098	$765		$1,863
Cost of products sold, excluding depreciation and amortization		$(5)	925	638		1,558
Depreciation and amortization			31	22		53

Gross profit		5	142	105		252

Selling and administrative expense			77	25		102
Loss from early extinguishment of debt		2				2
Net interest expense		25	45	4		74
Technology royalty			(8)	8
Translation and foreign exchange			2	(2)

Income/(loss) before income taxes		(22)	26	70		74
Provision for income taxes			6	20		26
Equity earnings in affiliates	$27	33	7		$(67)

Net income	27	11	27	50	(67)	48
Net income attributable to noncontrolling interests				(21)		(21)

Net income attributable to Crown Holdings	$27	$11	$27	$29	$(67)	$27

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$38	$258		$296
Receivables, net		$66	168	580		814
Intercompany receivables		2	72	25	$(99)
Inventories			621	533		1,154
Prepaid expenses and other current assets	$2	13	107	24		146

Total current assets	2	81	1,006	1,420	(99)	2,410

Intercompany debt receivables		1,991	2,083	199	(4,273)
Investments	(60)	2,216	(156)		(2,000)
Goodwill			1,336	568		1,904
Property, plant and equipment, net			667	754		1,421
Other non-current assets	1	5	832	7		845

Total	$(57)	$4,293	$5,768	$2,948	$(6,372)	$6,580

Liabilities and equity
Current liabilities
Short-term debt		$10	$3	$39		$52
Current maturities of long-term debt		4	5	19		28
Accounts payable and accrued liabilities	$6	32	1,013	653		1,704
Intercompany payables		1	24	74	$(99)

Total current liabilities	6	47	1,045	785	(99)	1,784

Long-term debt, excluding current maturities		1,080	2,168	70		3,318
Long-term intercompany debt	211	2,411	1,389	262	(4,273)
Postretirement and pension liabilities			873	17		890
Other non-current liabilities		28	353	127		508
Commitments and contingent liabilities

Noncontrolling interests				354		354
Crown Holdings shareholders’ equity/(deficit)	(274)	727	(60)	1,333	(2,000)	(274)

Total equity/(deficit)	(274)	727	(60)	1,687	(2,000)	80

Total	$(57)	$4,293	$5,768	$2,948	$(6,372)	$6,580

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2008

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$77	$138	$381		$596
Receivables, net		67	116	551		734
Intercompany receivables		2	66	31	$(99)
Inventories			514	465		979
Prepaid expenses and other current assets	$2	2	137	7		148

Total current assets	2	148	971	1,435	(99)	2,457

Intercompany debt receivables		1,935	2,168	245	(4,348)
Investments	(99)	2,260	(209)		(1,952)
Goodwill			1,362	594		1,956
Property, plant and equipment, net			697	776		1,473
Other non-current assets		6	861	21		888

Total	$(97)	$4,349	$5,850	$3,071	$(6,399)	$6,774

Liabilities and equity
Current liabilities
Short-term debt		$1	$2	$56		$59
Current maturities of long-term debt		4	5	22		31
Accounts payable and accrued liabilities	$22	53	1,067	840		1,982
Intercompany payables		1	30	68	$(99)

Total current liabilities	22	59	1,104	986	(99)	2,072

Long-term debt, excluding current maturities		1,026	2,152	69		3,247
Long-term intercompany debt	198	2,523	1,458	169	(4,348)
Postretirement and pension liabilities			875	18		893
Other non-current liabilities		40	360	126		526
Commitments and contingent liabilities

Noncontrolling interests				353		353
Crown Holdings shareholders’ equity/(deficit)	(317)	701	(99)	1,350	(1,952)	(317)

Total equity/(deficit)	(317)	701	(99)	1,703	(1,952)	36

Total	$(97)	$4,349	$5,850	$3,071	$(6,399)	$6,774

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash used for operating activities	$(13)	$(14)	$(165)	$(153)		$(345)

Cash flows from investing activities
Capital expenditures			(15)	(35)		(50)
Intercompany investing activities			17		$(17)

Net cash provided by/(used for) investing activities			2	(35)	(17)	(50)

Cash flows from financing activities
Proceeds from long-term debt				1		1
Payments of long-term debt				(3)		(3)
Net change in revolving credit facility and short-term debt		121		(7)		114
Net change in long-term intercompany balances	13	(162)	41	108
Common stock issued	3					3
Common stock repurchased	(3)					(3)
Dividends paid				(17)	17
Dividend paid to noncontrolling interests				(17)		(17)
Other		(22)	41			19

Net cash provided by/(used for) financing activities	13	(63)	82	65	17	114

Effect of exchange rate changes on cash and cash equivalents			(19)			(19)

Net change in cash and cash equivalents		(77)	(100)	(123)		(300)

Cash and cash equivalents at January 1		77	138	381		596

Cash and cash equivalents at March 31	$0	$0	$38	$258	$0	$296

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2008

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash used for operating activities	$(13)	$(29)	$(249)	$(152)		$(443)

Cash flows from investing activities
Capital expenditures			(11)	(22)		(33)
Intercompany investing activities		10	7		$(17)
Other			(6)	(1)		(7)

Net cash provided by/(used for) investing activities		10	(10)	(23)	(17)	(40)

Cash flows from financing activities
Payments of long-term debt		(41)		(14)		(55)
Net change in revolving credit facility and short-term debt		206	120	12		338
Net change in long-term intercompany balances	14	(175)	98	63
Common stock issued	2					2
Common stock repurchased	(3)					(3)
Dividends paid			(10)	(7)	17
Dividend paid to noncontrolling interests				(8)		(8)
Other		16	2			18

Net cash provided by financing activities	13	6	210	46	17	292

Effect of exchange rate changes on cash and cash equivalents			1	15		16

Net change in cash and cash equivalents		(13)	(48)	(114)		(175)

Cash and cash equivalents at January 1		13	81	363		457

Cash and cash equivalents at March 31	$0	$0	$33	$249	$0	$282

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•	statements of operations and cash flows for the three months ended March 31, 2009 and 2008, and

•	balance sheets as of March 31, 2009 and December 31, 2008

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2009

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,684		$1,684
Cost of products sold, excluding depreciation and amortization			1,392		1,392
Depreciation and amortization			47		47

Gross profit			245		245

Selling and administrative expense		$3	86		89
Provision for restructuring			1		1
Net interest expense		21	38		59
Translation and foreign exchange			4		4

Income/(loss) before income taxes		(24)	116		92
Provision/(benefit) for income taxes		(9)	33		24
Equity (loss)/earnings in affiliates	$40	55	(5)	$(95)	(5)

Net income	40	40	78	(95)	63
Net income attributable to noncontrolling interests			(23)		(23)

Net income attributable to Crown Holdings	$40	$40	$55	$(95)	$40

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2008

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,863		$1,863
Cost of products sold, excluding depreciation and amortization			1,558		1,558
Depreciation and amortization			53		53

Gross profit			252		252

Selling and administrative expense		$3	99		102
Loss from early extinguishment of debt			2		2
Net interest expense		17	57		74

Income/(loss) before income taxes		(20)	94		74
Provision/(benefit) for income taxes		(8)	34		26
Equity earnings in affiliates	$27	39		$(66)

Net income	27	27	60	(66)	48
Net income attributable to noncontrolling interests			(21)		(21)

Net income attributable to Crown Holdings	$27	$27	$39	$(66)	$27

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2009

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$296		$296
Receivables, net			814		814
Inventories			1,154		1,154
Prepaid expenses and other current assets	$2		144		146

Total current assets	2		2,408		2,410

Intercompany debt receivables			561	$(561)
Investments	(60)	$735		(675)
Goodwill			1,904		1,904
Property, plant and equipment, net			1,421		1,421
Other non-current assets	1	511	333		845

Total	$(57)	$1,246	$6,627	$(1,236)	$6,580

Liabilities and equity
Current liabilities
Short-term debt			$52		$52
Current maturities of long-term debt			28		28
Accounts payable and accrued liabilities	$6	$52	1,646		1,704

Total current liabilities	6	52	1,726		1,784

Long-term debt, excluding current maturities		697	2,621		3,318
Long-term intercompany debt	211	350		$(561)
Postretirement and pension liabilities			890		890
Other non-current liabilities		207	301		508
Commitments and contingent liabilities

Noncontrolling interests			354		354
Crown Holdings shareholders’ equity/(deficit)	(274)	(60)	735	(675)	(274)

Total equity/(deficit)	(274)	(60)	1,089	(675)	80

Total	$(57)	$1,246	$6,627	$(1,236)	$6,580

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2008

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$596		$596
Receivables, net			734		734
Inventories			979		979
Prepaid expenses and other current assets	$2		146		148

Total current assets	2		2,455		2,457

Intercompany debt receivables			570	$(570)
Investments	(99)	$696		(597)
Goodwill			1,956		1,956
Property, plant and equipment, net			1,473		1,473
Other non-current assets		523	365		888

Total	$(97)	$1,219	$6,819	$(1,167)	$6,774

Liabilities and equity
Current liabilities
Short-term debt			$59		$59
Current maturities of long-term debt			31		31
Accounts payable and accrued liabilities	$22	$41	1,919		1,982

Total current liabilities	22	41	2,009		2,072

Long-term debt, excluding current maturities		697	2,550		3,247
Long-term intercompany debt	198	372		$(570)
Postretirement and pension liabilities			893		893
Other non-current liabilities		208	318		526
Commitments and contingent liabilities

Noncontrolling interests			353		353
Crown Holdings shareholders’ equity/(deficit)	(317)	(99)	696	(597)	(317)

Total equity/(deficit)	(317)	(99)	1,049	(597)	36

Total	$(97)	$1,219	$6,819	$(1,167)	$6,774

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2009

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash used for operating activities	$(13)	$(1)	$(331)		$(345)

Cash flows from investing activities
Capital expenditures			(50)		(50)
Other		16		$(16)

Net cash provided by/(used for) investing activities		16	(50)	(16)	(50)

Cash flows from financing activities
Proceeds from long-term debt			1		1
Payments of long-term debt			(3)		(3)
Net change in revolving credit facility and short-term debt			114		114
Net change in long-term intercompany balances	13	(15)	2
Common stock issued	3				3
Common stock repurchased	(3)				(3)
Dividends paid			(16)	16
Dividend paid to noncontrolling interests			(17)		(17)
Other			19		19

Net cash provided by/(used for) financing activities	13	(15)	100	16	114

Effect of exchange rate changes on cash and cash equivalents			(19)		(19)

Net change in cash and cash equivalents			(300)		(300)

Cash and cash equivalents at January 1			596		596

Cash and cash equivalents at March 31	$0	$0	$296	$0	$296

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2008

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(13)	$1	$(431)		$(443)

Cash flows from investing activities
Capital expenditures			(33)		(33)
Intercompany investing activities		3		$(3)
Other			(7)		(7)

Net cash provided by/(used for) investing activities		3	(40)	(3)	(40)

Cash flows from financing activities
Payments of long-term debt			(55)		(55)
Net change in revolving credit facility and short-term debt			338		338
Net change in long-term intercompany balances	14	(4)	(10)
Common stock issued	2				2
Common stock repurchased	(3)				(3)
Dividends paid			(3)	3
Dividend paid to noncontrolling interests			(8)		(8)
Other			18		18

Net cash provided by/(used for) financing activities	13	(4)	280	3	292

Effect of exchange rate changes on cash and cash equivalents			16		16

Net change in cash and cash equivalents			(175)		(175)

Cash and cash equivalents at January 1			457		457

Cash and cash equivalents at March 31	$0	$0	$282	$0	$282

Crown Holdings, Inc.

Crown Americas, LLC and Crown Americas Capital Corp. (collectively, the Issuers), 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the three months ended March 31, 2009 and 2008 and

•	balance sheets as of March 31, 2009 and December 31, 2008

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2009

(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$496	$1,188		$1,684
Cost of products sold, excluding depreciation and amortization			437	955		1,392
Depreciation and amortization			11	36		47

Gross profit			48	197		245

Selling and administrative expense		$1	34	54		89
Provision for restructuring				1		1
Net interest expense		9	28	22		59
Technology royalty			(10)	10
Translation and foreign exchange				4		4

Income/(loss) before income taxes		(10)	(4)	106		92
Provision/(benefit) for income taxes		(4)	11	17		24
Equity (loss)/earnings in affiliates	$40	(6)	55		$(94)	(5)

Net income/(loss)	40	(12)	40	89	(94)	63
Net income attributable to noncontrolling interests				(23)		(23)

Net income/(loss) attributable to Crown Holdings	$40	$(12)	$40	$66	$(94)	$40

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2008

(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$484	$1,379		$1,863
Cost of products sold, excluding depreciation and amortization			403	1,155		1,558
Depreciation and amortization			14	39		53

Gross profit			67	185		252

Selling and administrative expense		$2	34	66		102
Loss from early extinguishment of debt				2		2
Net interest expense		12	21	41		74
Technology royalty			(11)	11

Income/(loss) before income taxes		(14)	23	65		74
Provision/(benefit) for income taxes		(5)	12	19		26
Equity earnings in affiliates	$27	28			$(55)

Net income	27	19	11	46	(55)	48
Net income attributable to noncontrolling interests				(21)		(21)

Net income attributable to Crown Holdings	$27	$19	$11	$25	$(55)	$27

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2009

(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$21	$2	$273		$296
Receivables, net				814		814
Intercompany receivables			36	6	$(42)
Inventories			290	864		1,154
Prepaid expenses and other current assets	$2	2	7	135		146

Total current assets	2	23	335	2,092	(42)	2,410

Intercompany debt receivables		1,377	972	448	(2,797)
Investments	(60)	895	456		(1,291)
Goodwill			453	1,451		1,904
Property, plant and equipment, net		2	306	1,113		1,421
Other non-current assets	1	27	550	267		845

Total	$(57)	$2,324	$3,072	$5,371	$(4,130)	$6,580

Liabilities and equity
Current liabilities
Short-term debt				$52		$52
Current maturities of long-term debt		$4	$1	23		28
Accounts payable and accrued liabilities		39	368	1,297		1,704
Intercompany payables	$6			36	$(42)

Total current liabilities	6	43	369	1,408	(42)	1,784

Long-term debt, excluding current maturities		1,450	700	1,168		3,318
Long-term intercompany debt	211	715	1,062	809	(2,797)
Postretirement and pension liabilities			732	158		890
Other non-current liabilities			269	239		508
Commitments and contingent liabilities

Noncontrolling interests				354		354
Crown Holdings shareholders’ equity/(deficit)	(274)	116	(60)	1,235	(1,291)	(274)

Total equity/(deficit)	(274)	116	(60)	1,589	(1,291)	80

Total	$(57)	$2,324	$3,072	$5,371	$(4,130)	$6,580

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2008

(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$92	$3	$501		$596
Receivables, net			6	728		734
Intercompany receivables			56	6	$(62)
Inventories			224	755		979
Prepaid expenses and other current assets	$2	1	3	142		148

Total current assets	2	93	292	2,132	(62)	2,457

Intercompany debt receivables		1,302	961	454	(2,717)
Investments	(99)	896	449		(1,246)
Goodwill			453	1,503		1,956
Property, plant and equipment, net		2	312	1,159		1,473
Other non-current assets		29	558	301		888

Total	$(97)	$2,322	$3,025	$5,549	$(4,025)	$6,774

Liabilities and equity
Current liabilities
Short-term debt				$59		$59
Current maturities of long-term debt		$4	$1	26		31
Accounts payable and accrued liabilities	$22	18	328	1,614		1,982
Intercompany payables			6	56	$(62)

Total current liabilities	22	22	335	1,755	(62)	2,072

Long-term debt, excluding current maturities		1,450	700	1,097		3,247
Long-term intercompany debt	198	722	1,079	718	(2,717)
Postretirement and pension liabilities			747	146		893
Other non-current liabilities			263	263		526
Commitments and contingent liabilities

Noncontrolling interests				353		353
Crown Holdings shareholders’ equity/(deficit)	(317)	128	(99)	1,217	(1,246)	(317)

Total equity/(deficit)	(317)	128	(99)	1,570	(1,246)	36

Total	$(97)	$2,322	$3,025	$5,549	$(4,025)	$6,774

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2009

(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(13)	$11	$(26)	$(317)		$(345)

Cash flows from investing activities
Capital expenditures			(6)	(44)		(50)
Intercompany investing activities			15		$(15)

Net cash provided by/(used for) investing activities			9	(44)	(15)	(50)

Cash flows from financing activities
Proceeds from long-term debt				1		1
Payments of long-term debt				(3)		(3)
Net change in revolving credit facility and short-term debt				114		114
Net change in long-term intercompany balances	13	(82)	16	53
Common stock issued	3					3
Common stock repurchased	(3)					(3)
Dividends paid				(15)	15
Dividend paid to noncontrolling interests				(17)		(17)
Other				19		19

Net cash provided by/(used for) financing activities	13	(82)	16	152	15	114

Effect of exchange rate changes on cash and cash equivalents				(19)		(19)

Net change in cash and cash equivalents		(71)	(1)	(228)		(300)

Cash and cash equivalents at January 1		92	3	501		596

Cash and cash equivalents at March 31	$0	$21	$2	$273	$0	$296

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2008

(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(13)	$14	$15	$(459)		$(443)

Cash flows from investing activities
Capital expenditures			(4)	(29)		(33)
Intercompany investing activities		4	3		$(7)
Other		(6)		(1)		(7)

Net cash used for investing activities		(2)	(1)	(30)	(7)	(40)

Cash flows from financing activities
Payments of long-term debt				(55)		(55)
Net change in revolving credit facility and short-term debt		75		263		338
Net change in long-term intercompany balances	14	(120)	(16)	122
Common stock issued				(7)	7
Common stock repurchased	2					2
Dividends paid	(3)					(3)
Dividend paid to noncontrolling interests				(8)		(8)
Other				18		18

Net cash provided by/(used for) financing activities	13	(45)	(16)	333	7	292

Effect of exchange rate changes on cash and cash equivalents				16		16

Net change in cash and cash equivalents		(33)	(2)	(140)		(175)

Cash and cash equivalents at January 1		42	5	410		457

Cash and cash equivalents at March 31	$0	$9	$3	$270	$0	$282

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three months ended March 31, 2009 compared to the corresponding period in 2008 and the changes in financial condition and liquidity from December 31, 2008. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, along with the consolidated financial statements and related notes included in and referred to within this report.

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

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company’s total debt of $3,398 at March 31, 2009 decreased $421 from $3,819 at March 31, 2008, including $199 of decrease due to foreign currency translation. The Company’s cash balances increased from $282 to $296 during the same period, net of a decrease of $55 due to foreign currency translation.

The Company considers possible transactions such as acquisitions (which, if effected, may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $467 was available at March 31, 2009), and is considering an acquisition (which, if effected may increase the Company’s indebtedness or involve the issuance of Company securities). Such transactions would be subject to compliance with the Company’s debt agreements.

The cost of aluminum and steel, the primary raw materials used to manufacture the Company’s products, has increased significantly in recent years. The Company attempts to pass-through these increased costs to its customers through provisions that adjust the selling prices to certain customers based on changes in the market price of the applicable raw material, or through surcharges where no such provision exists. The Company recognizes revenue related to its selling price increases when all of the revenue recognition criteria has been met. There can be no assurance that the Company will be able to fully recover from its customers the impact of the increased aluminum and steel costs.

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net Sales

Net sales in the first quarter of 2009 were $1,684, a decrease of $179 or 9.6% compared to net sales of $1,863 for the same period in 2008. The decrease in net sales in 2009 included, among other items, $189 due to foreign currency translation. Global beverage can volumes increased more than 3% from 2008 due to strong demand in North America, the Mediterranean, the Middle East and Southeast Asia. Global food can volumes decreased from 2008 due to de-stocking throughout the supply chain and the impact of fourth quarter 2008 buy-aheads, both due to higher steel costs in 2009. The pass-through to customers of higher steel costs was offset by the pass-through of lower aluminum costs. Sales from U.S. operations accounted for 29.4% and 26.0% of consolidated net sales in the first quarters of 2009 and 2008, respectively. Sales of beverage cans and ends accounted for 49.6% and sales of food cans and ends accounted for 31.7% of consolidated net sales in the first quarter of 2009 compared to 46.9% and 33.0%, respectively, in 2008.

Net sales in the Americas Beverage segment decreased $24 or 5.5% from $433 in the first quarter of 2008 to $409 in the first quarter of 2009, primarily due to $22 from the impact of foreign currency translation. The effect of increased sales unit volumes of 3% across the division was offset by the pass-through to customers of lower aluminum costs.

Net sales in the North America Food segment increased $12 or 6.5% from $185 in the first quarter of 2008 to $197 in the first quarter of 2009. The increase in 2009 was primarily due to the pass-through to customers of higher steel costs, offset by lower sales unit volumes and $8 due to the impact of foreign currency translation. The lower sales unit volumes were the result of de-stocking by customers and some buy-aheads in the fourth quarter of 2008 prior to 2009 price increases.

Net sales in the European Beverage segment decreased $9 or 2.6% from $348 in the first quarter of 2008 to $339 in the first quarter of 2009. The decrease in 2009 was primarily due to $47 from foreign currency translation, offset by increases in sales unit volumes.

Net sales in the European Food segment decreased $99 or 20.3% from $488 in the first quarter of 2008 to $389 in the first quarter of 2009. The decrease in 2009 included $77 due to the impact of foreign currency translation. The impact of lower sales unit volumes due to de-stocking and fourth quarter 2008 buy-aheads was partially offset by increases from the pass-through of higher steel costs.

Net sales in the European Specialty Packaging segment decreased $24 or 22.9% from $105 in the first quarter of 2008 to $81 in the first quarter of 2009, primarily due to $15 of foreign currency translation and lower sales unit volumes.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,392 for the first quarter of 2009, a decrease of $166 compared to $1,558 for the same period in 2008. The decrease included $155 due to the impact of foreign currency translation. Decreases due to lower aluminum costs and sales unit volumes largely offset increases due to higher steel costs and pension expense. Pension expense for the Company’s U.S. and U.K. plans is not allocated to specific reportable segments, but is included in segment income as part of “corporate and unallocated items.” Cost of products sold for the first quarter of 2009 included an increase of $28 compared to the prior year due to increases in pension expense in the U.S. and U.K. plans, primarily due to lower plan assets as a result of market losses and benefit payments during 2008.

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 82.7% for the first quarter of 2009 compared to 83.6% for the same period in 2008.

As a result of steel price increases, the Company has implemented significant price increases to many of its customers. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of price increases or surcharges. In addition, if the Company is unable to purchase steel or aluminum for a significant period of time, the Company’s operations would be disrupted.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Depreciation and Amortization

Depreciation and amortization was $47 in the first quarter of 2009 compared to $53 in the prior year period, primarily due to a decrease of $5 from the impact of foreign currency translation.

Selling and Administrative Expense

Selling and administrative expense was $89 in the first quarter of 2009 compared to $102 for the same period in 2008. The decrease in 2009 was primarily due to $10 from the impact of foreign currency translation. As a percentage of net sales, selling and administrative expense was 5.3% for the first quarter of 2009 and 5.5% for 2008.

Segment Income

As discussed under Note M to the consolidated financial statements, the Company defines segment income as gross profit less selling and administrative expense. See Note M to the consolidated financial statements for a reconciliation of segment income to income before income taxes and equity earnings.

Segment income in the Americas Beverage segment decreased $2 or 4.7% from $43 in the first quarter of 2008 to $41 in the first quarter of 2009, primarily due to the impact of foreign currency translation.

Segment income in the North America Food segment increased $7 or 63.6% from $11 in the first quarter of 2008 to $18 in the first quarter of 2009. The increase in segment income in 2009 was primarily due to improvements in plant manufacturing performance, including benefits from the integration of a closed food can plant in Canada into the U.S. operations, and inventory holding gains from the sale of inventory on hand at the end of the year.

Segment income in the European Beverage segment increased $8 or 16.3% from $49 in the first quarter of 2008 to $57 in the first quarter of 2009, primarily due to increased sales unit volumes.

Segment income in the European Food segment increased $12 or 30.0% from $40 in the first quarter of 2008 to $52 in the first quarter of 2009. The increase in 2009 was primarily due to cost containment initiatives, including improved manufacturing performance and inventory holding gains from the sale of inventory on hand at the end of the year.

Segment income of $1 in the European Specialty Packaging segment for the first quarter of 2009 was unchanged from the first quarter of 2008.

Interest Expense

Interest expense decreased $16 from $77 in the first quarter of 2008 to $61 in the first quarter of 2009 due to $9 from lower interest rates, $5 from foreign currency translation and $2 from lower average debt outstanding.

Taxes on Income

The first quarter of 2009 included net tax charges of $24 on pre-tax income of $92 for an effective rate of 26.1%. The difference of $8 between the pre-tax income at the U.S. statutory rate of 35% or $32, and the tax charge of $24, was primarily due to benefits from lower tax rates in non-U.S. jurisdictions.

The effective tax rate of 35.1% for the first quarter of 2008 approximates the U.S. statutory rate of 35.0% as charges of $9 for valuation allowance adjustments, primarily due to losses in France and Canada, and $2 for withholding taxes, were offset by benefits from lower tax rates in certain non-U.S. jurisdictions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased from $21 in the first quarter of 2008 to $23 in the first quarter of 2009, primarily due to increased profits in the Company’s Middle East operations.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Liquidity and Capital Resources

Cash from Operations

Cash of $345 was used by operating activities in the first quarter of 2009 compared to $443 used by operating activities during the same period in 2008. The decrease of $98 in cash used by operating activities was primarily due to an improvement in receivables of $93 in 2009 compared to 2008. The improvement in receivables was primarily due to the collection of receivables from strong fourth quarter 2008 sales.

Investing Activities

Investing activities used cash of $50 during the first quarter of 2009 compared to cash used of $40 in the prior year period. Primary investing activities were capital expenditures of $50 in the first quarter of 2009 and $33 in 2008. The Company expects its full year capital expenditures to be approximately $150 compared to $174 in 2008, with the difference primarily due to foreign currency translation.

Financing Activities

Financing activities provided cash of $114 during the first quarter of 2009 compared to cash provided of $292 during the same period in 2008. Cash provided by financing activities in the first quarters of 2009 and 2008 was primarily from short-term borrowings and was used to fund operating and investing activities. Other financing activities of $19 in 2009 and $18 in 2008 represent payments received related to the settlement of foreign currency derivatives used to hedge intercompany debt obligations.

Liquidity

As of March 31, 2009, the Company had $552 of borrowing capacity available under its revolving credit facility, equal to the total facility of $758 less $123 of borrowings and $83 of outstanding standby letters of credit.

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

Contractual Obligations

There were no material changes to the Company’s contractual obligations reported in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 during the first three months of 2009.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note J, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first three months of 2009.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The discussion below supplements the discussion from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 with respect to U.S. deferred tax valuation allowance and pension plan asset return assumptions. The discussion below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Tax Valuation Allowances

As of December 31, 2008, the Company had a valuation allowance of $246 against certain U.S. deferred tax assets that management believes will not be realized. The Company expects to realize a significant portion of its U.S. deferred tax assets but does not believe, after considering all sources of potential future income that it is more likely than not that it will have sufficient taxable income to use certain of its deferred tax assets before they expire. The valuation allowance of $246 includes $161 for benefits from state tax loss carryforwards, $54 for foreign tax credits, $26 for capital loss carryforwards, and $5 for research credits. The state tax loss carryforwards expire as follows: $7 in 2009 through 2015, $56 in 2016 through 2020, and $98 in 2021 through 2026. The foreign tax credits expire in 2016 through 2018, the capital loss carryforwards expire in 2012 and 2013, and the research credits expire in 2014 through 2019.

Asset Return Assumptions

The U.S. plan’s 2009 assumed asset rate of return of 8.75% was based on a calculation using underlying assumed rates of return of 9.8% for equity securities and alternative investments, and 6.7% for debt securities and real estate. An assumed rate of 9.8% was used for equity securities and alternative investments based on the total return of the S&P 500 for the 25 year period ended December 31, 2008. The Company believes that the equity securities included in the S&P 500 are representative of the equity securities and alternative investments held by its U.S. plan, and that 25 years provides a sufficient time horizon as a basis for estimating future returns. Included in the S&P 500 total return of 9.8% for the 25 year period was a loss of 37.0% in 2008. The Company used a 6.7% assumed return for debt securities, consistent with the U.S. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities. The underlying debt securities in the plan are primarily invested in various corporate and government agency securities, have an aggregate yield of approximately 10% based on their fair values at December 31, 2008, and are benchmarked against returns on AA corporate bonds.

The U.K. plan’s 2009 assumed asset rate of return of 6.75% was based on a calculation using underlying assumed rates of return of 8.75% for equity securities and alternative investments, and 5.7% for debt securities and real estate. Equity securities in the U.K. plan as of December 31, 2008 were allocated approximately 50% to U.S. securities, 16% to U.K. securities, 19% to securities in European countries other than the U.K., and 15% to securities in other countries. The assumed rate of 8.75% for equity securities and alternative investments represents the weighted average 25 year return of equity securities in these markets. The Company believes that the equity securities included in the related market indexes are representative of the equity securities and alternative investments held by its U.K. plan, and that 25 years provides a sufficient time horizon as a basis for estimating future returns. Included in the total return of 8.75% for the 25 year period were 2008 losses of, for example, 37.0% in the S&P 500 and 29.9% in the UK FTSE All Share Index. The U.K. plan’s debt securities investments at December 31 2008 were approximately one-third in U.K. gilts with an assumed return of 3.8%, and two-thirds in corporate debt securities with an assumed return of 6.75%, consistent with the U.K. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Recent Accounting and Reporting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). The FSP amends FAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentration of risk within plan assets. FSP 132(R)-1 is effective for the Company as of December 31, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this FSP.

In April 2009, the FASB issued the following FSPs:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP amends FAS 157 and provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. The FSP is to be applied prospectively.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” FAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the existing other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of unrealized losses related to the securities.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as annual financial statements. The FSP applies to all financial instruments within the scope of FAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The FSP requires comparative disclosures only for periods ending after initial adoption.

The April FSPs described above are effective for the Company as of June 30, 2009. The Company is currently evaluating these FSPs, but does not believe that they will have a significant impact on the determination or reporting of its financial results.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 within Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to them in the financial markets and its use of other methods, such as netting exposures for foreign exchange risk and establishing sales arrangements that permit the pass-through to customers of changes in commodity prices and foreign exchange rates, to effectively achieve its goal of risk reduction. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company’s use of derivative instruments and their fair values at March 31, 2009, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2009, the Company had approximately $1.0 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 million before tax.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation and as of the end of the quarter for which this report is made, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information to be disclosed in reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The Company is highly leveraged. As a result of the Company’s substantial indebtedness, a significant portion of the Company’s cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of March 31, 2009, the Company and its subsidiaries had approximately $3.4 billion of total indebtedness and shareholders’ deficit of $274 million. The Company’s ratio of earnings to fixed charges was 2.4 times for the fiscal year ended December 31, 2008, and 2.4 times for the three months ended March 31, 2009. The Company’s €460 million of first priority notes mature on September 1, 2011 and the Company’s $758 million senior secured revolving credit facilities mature on May 15, 2011. The Company’s $354 million and €278 million senior secured term loan facilities mature on November 15, 2012. The Company’s $500 million of senior notes mature on November 15, 2013 and its $600 million of senior notes mature on November 15, 2015. In addition, at March 31, 2009 the Company had approximately $95 million and €82 million outstanding under the Company’s committed $225 million North American and €120 million European securitization facilities, which mature in March 2010 and June 2010, respectively.

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

Some of the Company’s indebtedness is subject to floating interest rates, which would result in the Company’s interest expense increasing if interest rates rise.

As of March 31, 2009, approximately $1.0 billion of the Company’s $3.4 billion of total indebtedness and other outstanding obligations were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company’s interest expense and reducing funds available for operations or other purposes. the Company’s annual interest expense was $286 million, $318 million and $302 million for 2008, 2007 and 2006, respectively. Based on the amount of variable rate debt outstanding at December 31, 2008, a 1% increase in variable interest rates would have increased its 2008 annual interest expense by $8 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuations. The actual effect of a 1% increase could be more than $8 million as the Company’s average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2008. In addition, the cost of the Company’s securitization facilities would also increase with an increase in floating interest rates. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect. See “Quantitative and Qualitative Disclosures About Market Risk” in this report.

Notwithstanding the Company’s current indebtedness levels and restrictive covenants, the Company may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

The Company may be able to incur additional debt in the future, including in connection with acquisitions or joint ventures. Although the Company’s senior secured credit facilities and indentures governing its outstanding secured and unsecured notes contain restrictions on the Company’s ability to incur indebtedness, those restrictions are subject to a number of exceptions. The Company may also consider investments in joint ventures or acquisitions, which may increase the Company’s indebtedness. Moreover, although the Company’s senior secured credit facilities and indentures governing its outstanding secured and unsecured notes contain restrictions on the Company’s ability to make restricted payments, including the declaration and payment of dividends, the Company is able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that the Company and its subsidiaries now face.

Crown Holdings, Inc.

Restrictive covenants in its debt agreements governing the Company’s current or future indebtedness could restrict the Company’s operating flexibility.

The Company’s senior secured credit facilities and the indentures and agreements governing the Company’s outstanding secured and unsecured notes contain affirmative and negative covenants that limit the ability of the Company and its subsidiaries to take certain actions. These restrictions may limit the Company’s ability to operate its businesses and may prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise. The Company’s senior secured credit facilities require the Company to maintain specified financial ratios and satisfy other financial conditions. The Company’s senior secured credit facilities restrict, and the agreements or indentures governing the Company’s outstanding secured notes restrict, among other things, the ability of the Company and the ability of all or substantially all of its subsidiaries to:

•	incur additional debt;

•	pay dividends or make other distributions, repurchase capital stock, repurchase subordinated debt and make certain investments or loans;

•	create liens and engage in sale and leaseback transactions;

•	create restrictions on the payment of dividends and other amounts to the Company from subsidiaries;

•	change accounting treatment and reporting practices;

•	enter into agreements restricting the ability of a subsidiary to make or repay loans to, transfer property to, or guarantee indebtedness of, the Company or any of its subsidiaries;

•	sell assets and merge or consolidate with or into other companies; and

•	engage in transactions with affiliates.

In addition, the indentures and agreements governing the Company’s outstanding unsecured notes limit, among other things, the ability of the Company to enter into certain transactions, such as mergers, consolidations, joint ventures, asset sales, sale and leaseback transactions and the pledging of assets. Furthermore, if the Company or certain of its subsidiaries experience specific kinds of changes of control, the Company’s senior secured credit facilities are due and payable and the Company must offer to repurchase outstanding notes.

The breach of any of these covenants by the Company or the failure by the Company to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under the Company’s other outstanding debt and could lead to an acceleration of obligations related to other outstanding debt. The ability of the Company to comply with the provisions of the senior secured credit facilities, the agreements or indentures governing other indebtedness it may incur in the future and its outstanding secured and unsecured notes can be affected by events beyond its control and, therefore, it may be unable to meet those ratios and conditions.

Crown Holdings, Inc.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the fiscal years ended December 31, 2008, 2007 and 2006 and the three months ended March 31, 2009, the Company derived approximately 74%, 73%, 72% and 71%, respectively, of its consolidated net sales from sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, the Company’s reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company’s expenses and liabilities denominated in foreign currencies. The Company’s translation and exchange adjustments reduced reported income before tax by $4 million in the three months ended March 31, 2009, $21 million in 2008, $2 million in 2006 and $94 million in 2005, and increased reported income before tax by $9 million in 2007 and $100 million in 2004. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect.

The Company’s international operations, which generated approximately 74% of its consolidated net sales in 2008, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company’s liquidity and net income. The Company’s international operations generated approximately 74%, 73%, 72% and 71% of its consolidated net sales in 2008, 2007, 2006, and the three months ended March 31, 2009, respectively. In addition, the Company’s business strategy includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America and Asia, that may pose greater risk of political or economic instability. Approximately 26%, 24% and 23% of the Company’s consolidated net sales in 2008, 2007 and 2006, respectively, were generated outside of the developed markets in Western Europe, the United States and Canada.

The Company’s international operations are subject to various risks associated with operating in foreign countries, including:

•	restrictive trade policies;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	foreign exchange rate risks;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international manufacturing and marketing efforts;

•	non-tariff barriers and higher duty rates;

Crown Holdings, Inc.

•	difficulties associated with expatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	exchange controls;

•	national and regional labor strikes;

•	language and cultural barriers;

•	high social benefit costs for labor, including costs associated with restructurings;

•	civil unrest or political, social, legal and economic instability;

•	product boycotts, including with respect to the products of our multi-national customers;

•	customer, supplier, and investor concerns regarding operations in areas such as the Middle East;

•	taking of property by nationalization or expropriation without fair compensation;

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•

hyperinflation and currency devaluation in certain foreign countries where such currency devaluation could affect the amount of cash generated by operations in those countries and thereby affect the Company’s ability to satisfy its obligations; and

•	war, civil disturbance, global or regional catastrophic events, natural disasters, widespread outbreaks of infectious diseases and acts of terrorism.

There can be no guarantee that a deterioration of economic conditions in countries in which the Company operates would not have a material impact on the Company’s results of operations.

The Company’s profits will decline if the price of raw materials or energy rises and it cannot increase the price of its products, and the Company’s financial results could be adversely affected if the Company was not able to obtain sufficient quantities of raw materials.

The Company uses various raw materials, such as steel, aluminum, water, natural gas, electricity and other processed energy, in its manufacturing operations. Sufficient quantities of these raw materials may not be available in the future or may be available only at increased prices. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The availability of various raw materials and their prices depends on global and local supply and demand forces, governmental regulations (including tariffs), level of production, resource availability, transportation, and other factors. In particular, in recent years the consolidation of steel suppliers, shortage of raw materials affecting the production of steel and the increased global demand for steel, including in China and other developing countries, have contributed to an overall tighter supply for steel, resulting in increased steel prices and, in some cases, special surcharges and allocated cut backs of products by steel suppliers.

Crown Holdings, Inc.

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2008, consumption of steel and aluminum represented approximately 26% and 33%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. For 2008, the weighted average market price for steel used in packaging increased approximately 5%, and the average price of aluminum ingot on the London Metal Exchange decreased approximately 2%. As a result of raw material price increases, in 2007 and 2008, with respect to steel and aluminum, and 2009 with respect to steel, the Company implemented price increases in most of its steel and aluminum product categories. As a result of continuing global supply and demand pressures, other commodity-related costs affecting its business may increase as well, including natural gas, electricity and freight-related costs.

While certain, but not all, of the Company’s contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. Significant increases in raw material costs may increase the Company’s working capital requirements, which may increase the Company’s average outstanding indebtedness and interest expense and may exceed the amounts available under the Company’s senior secured credit facility and other sources of liquidity. In addition, the Company hedges raw material costs on behalf of certain customers and may suffer losses if such customers are unable to satisfy their purchase obligations.

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

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. In 1963, Crown Cork acquired a subsidiary that had two operating businesses, one of which is alleged to have manufactured asbestos containing insulation products. Crown Cork believes that the business ceased manufacturing such products in 1963.

The Company recorded pre-tax charges of $25 million, $29 million, $10 million, $10 million and $35 million to increase its accrual for asbestos-related liabilities in 2008, 2007, 2006, 2005 and 2004, respectively. As of March 31, 2009, Crown Cork’s accrual for pending and future asbestos related claims was $198 million. Crown Cork’s accrual includes estimates for probable costs for claims through the year 2018. Potential estimated additional claims costs of $38 million beyond 2018 have not been included in the Company’s liability, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary’s insulation business in 1964 would not be entitled to settlement payouts and that the Georgia, South Carolina, Florida, Ohio, Mississippi, Texas and Pennsylvania asbestos legislation described under Note I to the consolidated financial statements included in this report are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos related claims in those states and other states where Pennsylvania law may apply.

Crown Holdings, Inc.

Crown Cork made cash payments of $3 million, $25 million, $26 million, $26 million, $29 million and $41 million in the first three months of 2009 and in 2008, 2007, 2006, 2005 and 2004, respectively, for asbestos-related claims. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments and defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork’s reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which Georgia, South Carolina, Florida, Ohio, Mississippi and Texas statutes relating to asbestos liability are upheld and/or applied by Georgia, South Carolina, Florida, Ohio, Mississippi and Texas courts, respectively, the extent to which a Pennsylvania statute relating to asbestos liability is upheld and/or applied by courts in states other than Pennsylvania, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company’s cash flow and impair its ability to satisfy its obligations. As a result of the uncertainties regarding its asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future. Further information regarding Crown Cork’s asbestos-related liabilities is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Liquidity and Capital Resources” and under Note L to the Company’s audited consolidated financial statements included in the Company’s Annual report on Form 10-K.

The Company has significant pension plan obligations worldwide and significant unfunded postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2008, 2007, 2006, 2005 and 2004, the Company contributed $71 million, $65 million, $90 million, $401 million and $171 million, respectively, to its pension plans and currently anticipates its 2009 funding to be approximately $74 million (including $12 million contributed as of March 31, 2009, and $62 million expected to be contributed in the remainder of 2009). Pension expense in 2009 is expected to increase to approximately $133 million from $13 million in 2008, primarily due to a decrease in the market value of plan assets during 2008. A 0.25% change in the 2009 expected rate of return assumptions would change 2009 pension expense by approximately $8 million. A 0.25% change in the discount rates assumptions as of December 31, 2008 would change 2009 pension expense by approximately $5 million. The Pension Protection Act of 2006 could require the Company to accelerate the timing of its contributions under its U.S. pension plan and also increase the premiums paid by the Company to the Pension Benefit Guaranty Corporation. The actual impact of the Pension Protection Act on the Company’s U.S. pension plan funding requirements will depend upon the interest rates required for determining the plan’s liabilities and the investment performance of the plan’s assets. An acceleration in the timing of pension plan contributions and an increase in required premiums could decrease the Company’s cash available to pay its outstanding obligations and its net income.

Crown Holdings, Inc.

As of December 31, 2008, the Company had a credit balance of $157 million for its U.S. funded plan, arising from past contributions, that can be used to offset future contributions that would otherwise be required. Based on current assumptions, the Company has no minimum U.S. pension funding requirement in calendar year 2009 for its funded plan, and expects to make payments of approximately $17 million related to its supplemental executive retirement plan.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company’s pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in interest rates, investment returns and the market value of plan assets can substantially increase the Company’s future pension plan funding requirements. A significant increase in the Company’s funding requirements could have a negative impact on the Company’s results of operations and profitability. See Note V to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for further detail. The Company’s U.S. pension plan was underfunded on a termination basis by approximately $272 million as of December 31, 2008. While its U.S. pension plan continues in effect, the Company continues to incur additional pension obligations. The Company’s pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity or hedge funds. If the performance of investments in the plan does not meet the Company’s assumptions, the underfunding of the pension plan may increase, the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, its retiree medical plans are unfunded.

The Company’s U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. In addition, as of December 31, 2008, the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $458 million, based on assumptions set forth under Note V to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

Acquisitions or investments that the Company may pursue could be unsuccessful, consume significant resources and require the incurrence of additional indebtedness.

The Company may pursue acquisitions of companies and investments that complement its existing businesses. These acquisitions and investments may involve significant cash expenditures, debt incurrence (including the incurrence of additional indebtedness under the Company’s current revolving credit facilities or other secured or unsecured debt), operating losses and expenses that could have a material effect on the Company’s financial condition and operating results.

Crown Holdings, Inc.

In particular, if the Company incurs additional debt, the Company’s liquidity and financial stability could be impaired as a result of using a significant portion of available cash or borrowing capacity to finance an acquisition. Moreover, the Company may face an increase in interest expense or financial leverage if additional debt is incurred to finance an acquisition, which may, among other things, adversely affect the Company’s various financial ratios and the Company’s compliance with the conditions of its existing indebtedness. In addition, such additional indebtedness may be incurred under the Company’s existing senior secured credit facility or otherwise secured by liens on the Company’s assets.

Acquisitions involve numerous other risks, including:

•	diversion of management time and attention;

•	failures to identify material problems and liabilities of acquisition targets or to obtain sufficient indemnification rights to fully offset possible liabilities related to the acquired businesses;

•	difficulties integrating the operations, technologies and personnel of the acquired businesses;

•	inefficiencies and complexities that may arise due to unfamiliarity with new assets, businesses or markets;

•	disruptions to the Company’s ongoing business;

•	the inability to obtain required financing for the new acquisition or investment opportunities and the Company’s existing business;

•	potential loss of key employees, contractual relationships or customers of the acquired businesses or of the Company; and

•	inability to obtain required regulatory approvals.

To the extent the Company pursues an acquisition that causes it to incur unexpected costs or that fails to generate expected returns, the Company’s financial position, results of operations and cash flows may be adversely affected, and the Company’s ability to service its indebtedness, may be negatively impacted.

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

Crown Holdings, Inc.

Competitive pricing pressures, overcapacity, the failure to develop new product designs and technologies for products, as well as other factors could cause the Company to lose existing business or opportunities to generate new business and could result in decreased cash flow and net income.

The Company is subject to competition from substitute products and decreases in demand for its products, which could result in lower profits and reduced cash flows.

The Company is subject to substantial competition from producers of alternative packaging made from glass, cardboard, flexible materials and plastic, particularly from producers of plastic food and beverage containers, whose market has grown over the past several years. The Company’s sales depend heavily on the volumes of sales by the Company’s customers in the food and beverage markets. Changes in preferences for products and packaging by consumers of prepackaged food and beverage cans significantly influence the Company’s sales. Changes in packaging by the Company’s customers may require the Company to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company. For example, increases in the price of aluminum and steel and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers or increases in the price of steel may increase substitution of aluminum packaging for aerosol products. Moreover, due to its high percentage of fixed costs, the Company may be unable to maintain its gross margin at past levels if it is not able to achieve high capacity utilization rates for its packaging equipment. In periods of low world-wide demand for its products, the Company experiences relatively low capacity utilization rates in its operations, which can lead to reduced margins during that period and can have an adverse effect on the Company’s business.

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

Crown Holdings, Inc.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company’s operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental requirements affecting the Company’s operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, which is used in the lining of food and beverage cans. Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials, recent public reports and allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about our products and adversely impact sales or otherwise disrupt our business. Further, the U.S. FDA or other regulatory authorities could prohibit the use of bisphenol-A in the future. Also, for example, future restrictions in some jurisdictions on air emissions of volatile organic compounds and the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process modifications. The Company’s operations and properties, both in the U.S. and abroad, must comply with these laws and regulations. In addition, a number of governmental authorities in the U.S. and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems or mandated changes in energy consumption, in response to the potential impacts of climate change. Given the wide range of potential future climate change regulations in the jurisdictions in which the Company operates, the potential impact to the Company’s operations is uncertain. Climate change can also result in potential, although highly uncertain, physical impacts to the Company’s operations.

A number of governmental authorities both in the U.S. and abroad also have enacted, or are considering, legal requirements relating to product stewardship, including mandating recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company’s products, and/or increase its costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” in the Company’s Annual Report on Form 10-K.

Crown Holdings, Inc.

The Company has had net losses in the past and may not generate profits in the future.

Operating losses could limit the Company’s ability to service its debt and fund its operations. For the fiscal year ended December 31, 2005, the Company had consolidated losses from continuing operations of $312 million. The Company had income from continuing operations of $63 million, $330 million, $601 million, $397 million and $63 million for the three months ended March 31, 2009 and for the fiscal years ended December 31, 2008, 2007, 2006 and 2004, respectively. However, the Company may not generate net income in the future.

The Company has written down a significant amount of goodwill, and a further write down of goodwill would result in lower reported net income and a reduction of its net worth.

During 2007, the Company recorded a charge of $103 million to write down the value of goodwill in its European Closures reporting unit due to a decrease in projected operating results. Further impairment of the Company’s goodwill would require additional write down of goodwill, which would reduce the Company’s net income in the period of any such write down. At March 31, 2009, the carrying value of the Company’s goodwill was approximately $1.9 billion. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write-off a portion or all of the goodwill.

If the Company fails to retain key management and personnel the Company may be unable to implement its business plan.

Members of the Company’s senior management have extensive industry experience, and it would be difficult to find new personnel with comparable experience. Because the Company’s business is highly specialized, we believe that it would also be difficult to replace the Company’s key technical personnel. The Company believes that its future success depends, in large part, on its experienced senior management team. Losing the services of key members of its management team could limit the Company’s ability to implement its business plan. In addition, under the Company’s unfunded Senior Executive Retirement Plan certain members of senior management are entitled to lump sum payments upon retirement or other termination of employment and a lump sum death benefit of five times the annual retirement benefit.

A significant portion of the Company’s workforce is unionized and labor disruptions could increase the Company’s costs and prevent the Company from supplying its customers.

A significant portion of the Company’s workforce is unionized and a prolonged work stoppage or strike at any facility with unionized employees could increase its costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to the Company. Moreover, additional groups of currently non-unionized employees may seek union representation in the future. If the Company is unable to negotiate acceptable collective bargaining agreements, it may become subject to union-initiated work stoppages, including strikes. Additionally, as was expected the Employee Free Choice Act, which was passed in the U.S. House of Representatives in 2007, has been reintroduced in the new Congress in 2009. If reintroduced and enacted in its most recent form, the Employee Free Choice Act could make it significantly easier for union organizing drives to be successful. The Employee Free Choice Act could also give third-party arbitrators the ability to impose terms, which may be harmful to the Company, of collective bargaining agreements upon the Company and a labor union if the Company and such union are unable to agree to the terms of an initial collective bargaining agreement and could increase the penalties the Company may incur if it engages in labor practices in violation of the National Labor Relations Act.

Crown Holdings, Inc.

Failure by the Company’s joint venture partners to observe their obligations could adversely affect the business and operations of the joint ventures and, in turn, the business and operations of the Company.

A portion of the Company’s operations, including certain joint venture beverage can operations in the Middle East, is conducted through certain joint ventures. The Company participates in these ventures with third parties. In the event that the Company’s joint venture partners do not observe their obligations, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that the Company would have to increase its level of commitment to the joint venture.

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

The current global credit and financial crisis could have significant adverse effects on the Company’s operations, including as a result of any the following:

•

downturns in the business or financial condition of any of the Company’s key customers or suppliers, potentially resulting in customers’ inability to pay the Company’s invoices as they become due (and the consequent write-off of amounts due from these customers);

•	potential losses associated with hedging activity by the Company for the benefit of the Company’s customers, or cost impacts of changing suppliers;

•	a fall in the fair value of the Company’s pension assets, potentially requiring the Company to make significant additional contributions to its pension plans to meet prescribed funding levels;

•

the deterioration of any of the lending parties under the Company’s revolving credit facility or the creditworthiness of the counterparties to the Company’s derivative transactions, which could result in such parties’ failure to satisfy their obligations under their arrangements with the Company;

•	noncompliance with the covenants under the Company’s indebtedness as a result of a weakening of the Company’s financial position or results of operations; and

•	the lack of currently available funding sources, which could have a negative impact upon the liquidity of the Company as well as that of its customers and suppliers.

The Company relies on its information technology and the failure or disruption of its information technology could disrupt its operations and adversely affect its results of operations.

The Company’s business increasingly relies on the successful and uninterrupted functioning of its information technology systems to process, transmit, and store electronic information. A significant portion of the communication between the Company’s personnel, customers, and suppliers depends on information technology. As with all large systems, the Company’s information technology systems could fail on their own accord or may be vulnerable to a variety of interruptions due to events beyond the Company’s control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers or other security issues.

The concentration of processes in shared services centers means that any disruption could impact a large portion of the Company’s business within the operating zones served by the affected service center. If the Company does not allocate, and effectively manage, the resources necessary to build and sustain the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. The Company’s information technology system could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Failure or disruption of these systems, or the back-up systems, for any reason could disrupt the Company’s operations and negatively impact the Company’s cash flows or financial condition.

Crown Holdings, Inc.

Potential U.S. tax law changes could increase the Company’s U.S. tax expense on its overseas earnings which could have a negative impact on its after-tax income and cash flow.

President Obama’s Budget of the United States Government for 2010 indicates that legislative proposals will be made to reform the deferral of U.S. taxes on non-U.S. earnings, potentially significantly changing the timing and extent of taxation on the Company’s unrepatriated non-U.S earnings. The Administration has indicated in a press release dated May 4, 2009 that these reforms will include, among other items, a proposal to further limit foreign tax credits and a proposal to defer tax deductions allocable to non-U.S earnings until earnings are repatriated. The proposal to defer tax deductions could result in the Company not being able to currently deduct interest expense. The proposal to defer tax deductions allocable to unrepatriated non-U.S. earnings has been set out in various draft Congressional legislative proposals in recent years which were not enacted, and a recent Congressional budget resolution also indicates that the U.S. government expects increased revenues from tax law changes. The budget resolution does not specify the possible tax law changes. At this juncture it is unclear whether these proposed tax revisions will be enacted, or, if enacted, what the scope of the revisions will be. However, depending on their content, such proposals could have a material adverse effect on the Company’s after-tax income and cash flow.

Changes in accounting standards and taxation requirements could negatively affect the Company’s financial results.

New accounting standards or pronouncements that may become applicable to the Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on the Company’s reported results for the affected periods. The Company is also subject to income tax in the numerous jurisdictions in which it operates. Increases in income tax rates or other changes to tax laws could reduce the Company’s after-tax income from affected jurisdictions or otherwise affect its tax liability. In addition, the Company’s products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which it operates. Increases in indirect taxes could affect the Company’s products’ affordability and therefore reduce demand for its products.

The Company is subject to certain restrictions that may limit its ability to make payments on its debt out of the cash reserves shown on the Company’s consolidated financial statements.

The ability of the Company’s subsidiaries and joint ventures to pay dividends, make distributions, provide loans or make other payments to the Company may be restricted by applicable state and foreign laws, potentially adverse tax consequences and their agreements, including agreements governing their debt. In addition, the equity interests of the Company’s joint venture partners or other shareholders in the Company’s non-wholly owned subsidiaries in any dividend or other distribution made by these entities would need to be satisfied on a proportionate basis with the Company. As a result, the Company may not be able to access their cash flow to service the Company’s debt.

Crown Holdings, Inc.

The Company’s senior secured credit facilities provide that certain change of control events constitute an event of default. In the event of a change of control, the Company may not be able to satisfy all of its obligations under the senior secured credit facilities, or other indebtedness.

The Company may not have sufficient assets or be able to obtain sufficient third party financing on favorable terms to satisfy all of its obligations under the Company’s senior secured credit facilities or other indebtedness in the event of a change of control. The Company’s senior secured credit facilities provide that certain change of control events constitute an event of default under such senior secured credit facilities. Such an event of default entitles the lenders thereunder to, among other things, cause all outstanding debt obligations under the senior secured credit facilities to become due and payable and to proceed against the collateral securing such senior secured credit facilities. Any event of default or acceleration of the senior secured credit facilities will likely also cause a default under the terms of other indebtedness of the Company.

The loss of the Company’s intellectual property rights would negatively impact its ability to compete.

If the Company is unable to maintain the proprietary nature of its technologies, its competitors may use its technologies to compete with it. The Company has a number of patents covering various aspects of its products, including its SuperEnd® beverage can end, Easylift™ full aperture steel food can ends, PeelSeem™ flexible lidding and Ideal™ product line. The Company’s patents may not withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products or infringe upon the Company’s patents. Moreover, the costs of litigation to defend the Company’s patents could be substantial and may outweigh the benefits of enforcing its rights under its patents. The Company markets its products internationally and the patent laws of foreign countries may offer less protection than the patent laws of the United States. Not all of the Company’s domestic patents have been registered in other countries. The Company also relies on trade secrets, know-how and other unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to the Company’s unpatented technology. In addition, the Company has from time to time received letters from third parties suggesting that it may be infringing on their intellectual property rights, and third parties may bring infringement suits against the Company, which could result in the Company needing to seek licenses from these third parties or refraining altogether from use of the claimed technology.

Crown Holdings, Inc.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the quarter ended March 31, 2009, other than $3 million of shares repurchased for the Company’s stock compensation plans.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding common stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors. This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion. The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and for other general corporate purposes. As of March 31, 2009, $467 million of shares may yet be repurchased under this authorization.

Item 4.	Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on April 23, 2009. The matters voted upon and the results thereof are as follows:

(1)	Election of the Board of Directors:	- - - VOTES - - -
		For	Withheld
	Jenne K. Britell	137,702,673	5,554,213

	John W. Conway	136,565,669	6,691,217

	Arnold W. Donald	90,360,073	52,896,813

	William G. Little	138,541,249	4,715,637

	Hans J. Löliger	90,359,156	52,897,730

	Thomas A. Ralph	137,432,125	5,824,761

	Hugues du Rouret	138,520,638	4,736,248

	Alan W. Rutherford	138,426,550	4,830,336

	Jim L. Turner	90,357,282	52,899,604

	William S. Urkiel	138,544,604	4,712,282

(2)	Ratification of the re-appointment by the Audit Committee and the Board of Directors of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2009:

For	Against	Abstain
141,951,215	1,185,335	120,336

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Timothy J. Donahue, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Thomas A. Kelly
Thomas A. Kelly
Senior Vice President and Corporate Controller

Date: May 5, 2009