Form 10-Q
period 2009-06-30
CROWN HOLDINGS INC
filed 2009-07-31
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM  10-Q

[  X  ]                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Yes   X     No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ___   No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one)
Large accelerated filer  X                                                               Accelerated filer  __                                           Smaller reporting company __
Non-accelerated filer  __  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ___   No   X

There were 160,127,281 shares of Common Stock outstanding as of July 28, 2009.

Crown Holdings, Inc.

FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)
(Unaudited)

Three months ended June 30	2009	2008

Net sales	$2,055	$2,196

Cost of products sold, excluding depreciation and amortization	1,676	1,789
Depreciation and amortization	46	56

Gross profit	333	351

Selling and administrative expense	90	105
Gain on sale of assets	(1)	(2)
Provision for restructuring	1	1
Interest expense	62	79
Interest income	(1)	(2)
Translation and foreign exchange		1

Income before income taxes and equity earnings	182	169
Provision for income taxes	44	42
Equity earnings in affiliates	1	3
Net income	139	130
Net income attributable to noncontrolling interests	(34)	(31)
Net income attributable to Crown Holdings	$105	$99

Earnings per share attributable to Crown Holdings common shareholders:
Basic	$0.66	$0.62
Diluted	$0.65	$0.61

Weighted average common shares outstanding:
Basic	158,920,842	159,631,670
Diluted	161,728,278	163,298,467

       The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)
(Unaudited)

Six months ended June 30	2009	2008

Net sales	$3,739	$4,059

Cost of products sold, excluding depreciation and amortization	3,068	3,347
Depreciation and amortization	93	109

Gross profit	578	603

Selling and administrative expense	179	207
Gain on sale of assets	(1)	(2)
Provision for restructuring	2	1
Loss from early extinguishment of debt		2
Interest expense	123	156
Interest income	(3)	(5)
Translation and foreign exchange	4	1

Income before income taxes and equity earnings	274	243
Provision for income taxes	68	68
Equity (loss)/earnings in affiliates	(4)	3
Net income	202	178
Net income attributable to noncontrolling interests	(57)	(52)
Net income attributable to Crown Holdings	$145	$126

Earnings per share attributable to Crown Holdings common shareholders:
Basic	$0.91	$0.79
Diluted	$0.90	$0.77

Weighted average common shares outstanding:
Basic	158,707,472	159,409,493
Diluted	161,508,765	163,037,370

       The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)

(In millions)
(Unaudited)

	June 30, 2009	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$706	$596
Receivables, net	939	734
Inventories	1,209	979
Prepaid expenses and other current assets	115	148
Total current assets	2,969	2,457

Goodwill	2,031	1,956
Property, plant and equipment, net	1,490	1,473
Other non-current assets	900	888
Total	$7,390	$6,774

Liabilities and equity
Current liabilities
Short-term debt	$62	$59
Current maturities of long-term debt	27	31
Accounts payable and accrued liabilities	1,850	1,982
Total current liabilities	1,939	2,072

Long-term debt, excluding current maturities	3,646	3,247
Postretirement and pension liabilities	903	893
Other non-current liabilities	538	526
Commitments and contingent liabilities (Note J)

Noncontrolling interests	386	353
Crown Holdings shareholders' deficit	(22)	(317)
Total equity	364	36
Total	$7,390	$6,774

        The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

(In millions)
(Unaudited)

Six months ended June 30	2009	2008

Net cash used for operating activities	$(163)	$(354)

Cash flows from investing activities
Capital expenditures	(75)	(71)
Proceeds from sale of property, plant and equipment	1	6
Other	(4)	(21)
Net cash used for investing activities	(78)	(86)

Cash flows from financing activities
Proceeds from long-term debt	396
Payments of long-term debt	(6)	(59)
Net change in revolving credit facility and short-term debt	(15)	328
Common stock issued	4	7
Common stock repurchased	(4)	(3)
Dividends paid to noncontrolling interests	(27)	(27)
Other	(4)	29
Net cash provided by financing activities	344	275

Effect of exchange rate changes on cash and cash equivalents	7	19

Net change in cash and cash equivalents	110	(146)

Cash and cash equivalents at January 1	596	457

Cash and cash equivalents at June 30	$706	$311

            The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

(In millions)
(Unaudited)

	2009	2008
Comprehensive income
Net income	$202	$178
Net other adjustments:
Attributable to Crown Holdings	141	49
Attributable to noncontrolling interests	1	13
Comprehensive income	344	240
Comprehensive income attributable to noncontrolling interests	(58)	(65)
Comprehensive income attributable to Crown Holdings	$286	$175

Common stock	$929	$929

Paid-in capital
Balance – January 1	$1,510	$1,516
Restricted stock awarded	(3)	(2)
Stock-based compensation	9	9
Stock issued – benefit plans	2	3
Stock repurchased	(3)	(2)
Balance - June 30	$1,515	$1,524

Accumulated deficit
Balance – January 1	$(428)	$(654)
Net income attributable to Crown Holdings	145	126
Balance – June 30	$(283)	$(528)

Accumulated other comprehensive loss
Balance – January 1	$(2,195)	$(1,646)
Translation adjustments	78	(8)
Amortization of net loss and prior service cost included in pension and postretirement cost	31	18
Derivatives qualifying as hedges	32	41
Available for sale securities		(2)
Net other comprehensive income adjustments	141	49
Balance – June 30	$(2,054)	$(1,597)

Treasury stock
Balance – January 1	$(133)	$(130)
Restricted stock awarded	3	2
Stock issued – benefit plans	2	4
Stock repurchased	(1)	(1)
Balance – June 30	$(129)	$(125)

Noncontrolling interests
Balance – January 1	$353	$323
Net income attributable to noncontrolling interests	57	52
Translation adjustments (other comprehensive income)	1	13
Dividends paid to noncontrolling interests	(27)	(27)
Purchase of noncontrolling interests		(13)
Acquisition of business	2
Balance – June 30	$386	$348

Total equity – June 30	$364	$551

                       The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”).  The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions.  In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of June 30, 2009 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2009 and 2008.  These results have been determined on the basis of U.S. generally accepted accounting principles and practices consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, have been condensed or omitted.  The December 31, 2008 balance sheet data was derived from the audited consolidated financial statements as of December 31, 2008.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K filed May 5, 2009. The Company has performed an evaluation of subsequent events through July 31, 2009, the date these financial statements were issued.

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

Effective January 1, 2009, the Company adopted FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” The FSP attempts to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other generally accepted accounting principles. The FSP requires disclosure of information that enables users of financial statements to assess the extent to which expected future cash flows associated with an asset are affected by the company’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset in the FSP is to be applied prospectively to intangible assets acquired after the effective date. The adoption of the FSP had no impact on the Company’s financial statements at the date of adoption.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.”  FAS 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008,  FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of FAS 157 for nonfinancial assets and liabilities on January 1, 2009 had no impact on the Company’s financial statements at the date of adoption.

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

Effective January 1, 2009, the Company adopted SFAS No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement 133.”  FAS 161 amends and expands the disclosure requirements of SFAS No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company has applied the requirements of FAS 161 on a prospective basis and disclosures related to interim periods prior to the date of adoption have not been presented. See Note G for the required disclosures.

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FAS 128, “Earnings per Share.” The guidance in the FSP requires that  unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and included in the computation of EPS pursuant to the two-class method. The adoption of the FSP had no impact on the Company’s basic or diluted earnings per share in the second quarter and first six months of 2009.

During the second quarter of 2009 and effective for the Company on April 1, 2009, the following accounting and reporting guidelines were issued by the FASB:
  FSP FAS 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,”
  FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments,”
  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” and
  SFAS No. 165 (“FAS 165”), “Subsequent Events.”
FSP 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. The FSP amends FAS 157 to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. The adoption of the FSP had no impact on the Company’s financial statements at the date of adoption.

FSP FAS 115-2 and FAS 124-2 provides guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) of debt securities classified as available-for-sale and held-to-maturity. It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities. The standard changes the recognition threshold of an OTTI for debt securities and provides some income statement relief by permitting the non-credit portion of the OTTI loss to be excluded from earnings and reported in other comprehensive income. The adoption of the FSP had no impact on the Company’s  financial statements at the date of adoption.

FSP FAS 107-1 and APB 28-1 extends the requirements of SFAS No. 107 (“FAS 107”), “Disclosures about Fair Value of Financial Instruments” to interim financial statements. The FSP requires that disclosures provide quantitative and qualitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in FAS 107. In accordance with the FSP, the Company has disclosed the fair value of its debt in Note F.

Crown Holdings, Inc.

FAS 165 establishes (1) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  Some unrecognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. For such an event, the nature of the event and an estimate of the financial effect, or a statement that such an estimate cannot be made, must be disclosed. The adoption of this standard had no impact on the Company’s financial statements.

C.          Stock-Based Compensation

As of June 30, 2009, the Company had five active stock-based compensation plans – the 1990, 1997, 2001, 2004 and 2006 plans, all of which have been approved by the Company’s shareholders.  With the April 2009 expiration of the 2004 plan, approximately 0.5 million shares available for grants and awards were no longer reserved for such purposes.  No further shares can be awarded from this plan.  Shares amounting to 2.8 million are available for grants and awards under the 2006 plan, which expires in April 2016.

During the first quarter of 2009, the Company awarded 564,344 shares of restricted stock to certain senior executives, including 308,115 shares with time-vesting requirements and 256,229 shares containing a market performance feature.  The time-vested awards vest ratably over three years on the anniversary date of the grant and had a grant-date fair value of $18.87 per share.  The performance shares vest at the end of three years based on the results of a market performance criterion. The number of performance shares that will ultimately vest in 2012 is based on the level of performance achieved, ranges between 0% and 200% of the shares awarded, and will be settled in stock.  The estimated fair value of each performance share was calculated as $23.10 using a Monte Carlo valuation model.  During the first quarter, 254,528 shares of previously issued service-based awards were released from restriction and 145,144 shares of previously issued performance-based shares vested and were released.  The weighted average fair value of these shares on the date of release was $19.45 per share.  Also during the first quarter, 51,495 performance-based shares were issued because the Company exceeded the level of performance established on the original date of the related awards in 2006 by approximately 35%.  These shares were issued without restriction.

Unrecognized compensation cost related to unvested stock options and restricted stock was $18 and $13, respectively, at June 30, 2009.  The weighted average period over which the expense is expected to be recognized is 3.6 years for stock options and 1.9 years for restricted stock.

As of June 30, 2009, outstanding stock options included 7,160,460 shares that were fully vested or expected to vest of which 4,645,735 were exercisable.  The weighted average exercise price of the options that were fully vested or expected to vest was $15.85, the aggregate intrinsic value was $59, and the weighted average remaining contractual life was 5.2 years.  The weighted average exercise price of options that were currently exercisable was $11.73, the aggregate intrinsic value was $58, and the weighted average remaining contractual life was 3.9 years.

The Company received cash proceeds of $1 from the exercise of stock options in the second quarter of 2009 compared to $5 during the same period in 2008.

D.          Inventories

	June 30,	December 31,
	2009	2008

Finished goods	$501	$324
Work in process	167	117
Raw material and supplies	541	538
	$1,209	$979

Crown Holdings, Inc.

E.         Goodwill

Changes in the carrying amount of goodwill by reportable segment for the six month period ended June 30, 2009 were as follows:

	Americas	North America	European	European	Non-reportable
	Beverage	Food	Beverage	Food	segments	Total

Balance at January 1, 2009	$418	$148	$660	$587	$143	$1,956
Foreign currency translation	2	3	40	17	13	75
Balance at June 30, 2009	$420	$151	$700	$604	$156	$2,031

F.	Fair Value Measurements

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

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009:

		June 30, 2009
			Fair Value
		Assets/liabilities	Measurements Using
		at fair value	Level 1	Level 2
Assets
	Derivative instruments	$29	$6	$23
	Available for sale securities	3	3
	Total assets	$32	$9	$23
Liabilities
	Derivative instruments	$146	$38	$108

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

Estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues was approximately $3.5 billion at June 30, 2009.

See Note G for further discussion of the Company’s use of derivative instruments and their fair values at June 30, 2009.

Crown Holdings, Inc.

G.	Derivative Financial Instruments

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions.  The Company is exposed to credit loss in the event of nonperformance by these counterparties.  The Company does not use derivative instruments for trading or speculative purposes.

The Company’s objective in managing exposure to market risk is to limit the impact on earnings and cash flow.  The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales agreements that permit the pass-through of commodity price and foreign exchange rate risk to customers.

For derivative financial instruments accounted for as hedging instruments in accordance with the provisions of FAS 133, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the manner in which effectiveness of the hedge will be assessed.  The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value or cash flows of the related underlying exposures.  Any ineffective portion of the change in fair value of the instruments is recognized immediately in earnings.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges.  No components of the hedging instruments are excluded from the assessment of hedge effectiveness.  All changes in fair value of outstanding derivatives in cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction.  Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure.

When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period or within an additional two-month period thereafter,  changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.

The Company may use cross-currency and interest rate swaps to manage its portfolio of fixed and variable debt, including foreign currency denominated intercompany debt, and to manage the impact of debt on local cash flows.  Currently the Company has two cross-currency swaps outstanding, which mature in November 2009 and 2010, with a combined notional value of $460.  These swaps are effective in mitigating the risk of changes in foreign exchange and interest rates because the critical terms of the swaps, including notional amounts, interest reset dates, maturity dates and underlying market indices, match those of the foreign currency denominated debt.

The Company uses commodity forwards to hedge anticipated purchases of various commodities, including aluminum, fuel oil and natural gas.  Information about commodity price exposure is derived from supply forecasts submitted by customers.  These exposures are hedged by a central treasury unit.  The U.S. dollar-equivalent notional value of commodity contracts designated as cash flow hedges at June 30, 2009 was $118.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign-currency-denominated sales or purchases.  The Company manages these risks at the operating unit level.  Often the hedging of foreign currency risk is performed in concert with related commodity price hedges.  The U.S. dollar-equivalent notional value of foreign exchange contracts designated as cash flow hedges at June 30, 2009 was $551.

Crown Holdings, Inc.

Changes in the fair value of cash flow hedges in accumulated other comprehensive income/(loss) were:

Balance at January 1, 2009		($56)

Current period changes in fair value, net of tax:

	Cross-currency swaps	(2)
	Commodities	0
	Foreign exchange	6

Reclassifications to income:

	Cross-currency swaps	(2)	(1)
	Commodities	35	(2)
	Foreign exchange	(3)	(3)

Balance at June 30, 2009		($22)

(1)	$4 charged to foreign exchange and $6 credited to interest expense
(2)	$50 charged to cost of products sold and $15 credited to income tax expense
(3)	$2 charged to sales and $5 credited to cost of products sold

During the twelve months ending June 30, 2010, a net loss of $30 ($22, net of tax) is expected to be reclassified to earnings.  The actual amount that will be reclassified may differ from this amount due to changing market conditions.  No amounts were reclassified during the six months ended June 30, 2009 in connection with anticipated transactions that were no longer considered probable.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable, intercompany debt and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged item.  Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings, including $1 before income taxes for the six months ended June 30, 2009. The U.S. dollar-equivalent notional value of foreign exchange contracts designated as fair value hedges at June 30, 2009 was $549.

In certain circumstances, the Company has not designated certain foreign exchange contracts related to intercompany debt as fair value hedges. The terms of the debt were not fixed and cannot effectively be matched to those of the derivative financial instruments. Although these derivative financial instruments were not designated and did not qualify for hedge accounting in accordance with the provisions of FAS 133, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes in the fair value of the related hedged items. The Company’s primary use of economic hedges is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments. The U.S dollar-equivalent notional value of these derivative instruments at June 30, 2009 was  $279.

The impact on earnings of foreign exchange contracts designated as fair value hedges was a gain of $26.  The impact on earnings of foreign exchange contracts not designated as hedges was a gain of $21.  These gains were reported as translation and foreign exchange and were offset by changes in the fair value of the related hedged items.

Crown Holdings, Inc.

The fair values of outstanding derivative instruments in the Consolidated Balance Sheet at June 30, 2009 were:

Assets
	Derivatives designated as hedges:
	Foreign exchange	$14	(4)
	Commodities	6	(4)

	Derivatives not designated as hedges:
	Foreign exchange	9	(4)

	Total	$29

Liabilities
	Derivatives designated as hedges:
	Cross-currency swaps	$84	(5)
	Foreign exchange	11	(6)
	Commodities	38	(6)

	Derivatives not designated as hedges:
	Foreign exchange	13	(6)

	Total	$146

(4)  reported in other current assets
(5)  $42 reported in accrued liabilities and $42 in other non-current liabilities
(6)  reported in accrued liabilities

H.         Restructuring

The components of the outstanding restructuring reserve and movements within these components during the six months ended June 30, 2009 and 2008, respectively, were as follows:

	Termination	Other Exit
	Benefits	Costs	Total

Balance at January 1, 2008	$8	$7	$15
Provision		1	1
Payments	(2)	(7)	(9)
Balance at June 30, 2008	$6	$1	$7

Balance at January 1, 2009	$11	$1	$12
Provision		2	2
Payments	(6)	(2)	(8)
Balance at June 30, 2009	$5	$1	$6

The provision of $2 in 2009 was for maintenance and closing costs for a Canadian food can plant that ceased operations in 2008.

I.            Asbestos-Related Liabilities

Crown Cork & Seal Company, Inc. (“Crown Cork”) is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos.  These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963.  Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and later merged into Crown Cork.

Crown Holdings, Inc.

Prior to 1998, amounts paid to asbestos claimants were covered by a fund made available to Crown Cork under a 1985 settlement with carriers insuring Crown Cork through 1976, when Crown Cork became self-insured.  The fund was depleted in 1998 and the Company has no remaining coverage for asbestos-related costs.

During 2009, the States of Indiana, North Dakota, Oklahoma and Wisconsin enacted legislation that limits  asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos.  Similar legislation was enacted in Florida, Georgia, Mississippi, Ohio and South Carolina in recent years.  The legislation, which applies to future and, with the exception of Georgia and South Carolina, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation.  Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor’s assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy.  The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

During the six months ended June 30, 2009, Crown Cork received approximately 1,000 new claims, settled or dismissed approximately 1,000 claims for a total of $5, and had approximately 50,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.  The outstanding claims at June 30, 2009 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow.  The outstanding claims also exclude approximately 19,000 inactive claims.  Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action.  The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

Crown Holdings, Inc.

Of the 50,000 claims outstanding at the end of 2008, approximately 96% were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 2% were filed by plaintiffs who claim damages of less than $5; approximately 2% were filed by plaintiffs who claim damages from $5 to less than $100 (90% of whom claim damages from $10 to less than $25) and one was filed by a plaintiff who claims damages of $111.

As of June 30, 2009, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $192, including $134 for unasserted claims and $1 for committed settlements that will be paid over time.

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

Underlying the accrual are assumptions that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the state asbestos legislation  described above is expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related  claims in  those  states, and  other states where Pennsylvania law may apply.  The Company’s accrual of $192 includes estimates for probable costs for claims through the year 2018.  Potential estimated additional claims costs of $38 beyond 2018 have not been included in the Company’s accrual, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.

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

J.           Commitments and Contingent Liabilities

The Company and its subsidiaries are subject to various lawsuits and claims with respect to labor, environmental, securities, vendor, tax and other matters.  While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position or cash flow of the Company.

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $6 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site.  The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.  The Company has also recorded aggregate accruals of $12 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group.  Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow.  Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

Crown Holdings, Inc.

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

At June 30, 2009, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested.   The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At June 30, 2009, the Company also had guarantees of $29 related to the residual values of leased assets.

K.	Debt

In May 2009, the Company sold $400 principal amount of 7.625% senior unsecured notes due 2017 in a private placement.  The notes were priced at 97.092% to yield 8.125% and the Company received proceeds of $388.  The notes were issued by Crown Americas, LLC and Crown Americas Capital Corp. II.  The notes are senior obligations of the issuers, ranking senior in right of payment to all subordinated indebtedness of Crown Americas, LLC and Crown Americas Capital Corp. II, and are unconditionally guaranteed on a senior basis by the Company and substantially all of its U.S. subsidiaries.  The proceeds from the notes have been temporarily applied to fully pay down borrowings under the Company’s revolving credit facility.

L.	Acquisition

In June 2009, the Company acquired a 70% interest in a beverage can production facility near Ho Chi Minh City, Vietnam for $4 in cash, net of cash acquired, and the assumption of $18 in debt.  The facility had not commenced commercial production at the time it was acquired by the Company.  The Company expects to complete equipment installation and start-up and begin selling beverage cans produced by the facility in the fourth quarter of 2009.  The overall purchase price allocation included $28 to property, plant and equipment, $18 to debt, $4 to other liabilities, and $2 to noncontrolling interests.

M.        Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the three and six month periods ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Earnings:
Net income attributable to Crown Holdings	$105	$99	$145	$126

Weighted average common shares outstanding:
Basic	158.9	159.6	158.7	159.4
Add: dilutive stock options and restricted stock	2.8	3.7	2.8	3.6
Diluted	161.7	163.3	161.5	163.0

Basic earnings per share	$0.66	$0.62	$0.91	$0.79

Diluted earnings per share	$0.65	$0.61	$0.90	$0.77

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 3.4 million and 4.1 million shares for the three and six months ended June 30, 2009 and 3.7 million and 4.3 million shares for the same periods in 2008.  These shares were excluded because the exercise prices of the then outstanding options were above the average market prices for the related periods.

Crown Holdings, Inc.

N.        Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits – U.S. Plans	2009	2008	2009	2008

Service cost	$2	$2	$4	$4
Interest cost	20	21	40	40
Expected return on plan assets	(17)	(30)	(35)	(59)
Recognized prior service cost			1	1
Recognized net loss	19	7	39	15
Settlement		3		3
Net periodic cost	$24	$3	$49	$4

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits – Non-U.S. Plans	2009	2008	2009	2008

Service cost	$4	$10	$9	$20
Interest cost	36	46	70	92
Expected return on plan assets	(40)	(62)	(77)	(123)
Recognized prior service credit	(2)	(1)	(3)	(3)
Recognized net loss	8	9	14	18
Net periodic cost	$6	$2	$13	$4

	Three Months Ended		Six Months Ended
	June 30		June 30
Other Postretirement Benefits	2009	2008	2009	2008

Service cost	$2	$2	$4	$4
Interest cost	8	7	15	15
Recognized prior service credit	(5)	(5)	(11)	(11)
Recognized net loss	1	2	4	4
Net periodic cost	$6	$6	$12	$12

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

Crown Holdings, Inc.

The tables below present information about operating segments for the three and six months ended June 30, 2009 and 2008:

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Americas Beverage	$478	$519	$887	$952
North America Food	250	220	447	405
European Beverage	453	476	792	824
European Food	466	557	855	1,045
European Specialty Packaging	108	125	189	230
Total reportable segments	1,755	1,897	3,170	3,456

Non-reportable segments	300	299	569	603
Total	$2,055	$2,196	$3,739	$4,059

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Americas Beverage	$62	$62	$103	$105
North America Food	29	20	47	31
European Beverage	88	84	145	133
European Food	71	63	123	103
European Specialty Packaging	8	11	9	12
Total reportable segments	$258	$240	$427	$384

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three and six months ended June 30, 2009 and 2008 follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Segment income of reportable segments	$258	$240	$427	$384
Segment income of non-reportable segments	46	42	88	82
Corporate and unallocated items	(61)	(36)	(116)	(70)
Provision for restructuring	(1)	(1)	(2)	(1)
Gain on sale of assets	1	2	1	2
Loss from early extinguishment of debt				(2)
Interest expense	(62)	(79)	(123)	(156)
Interest income	1	2	3	5
Translation and foreign exchange		(1)	(4)	(1)
Income before income taxes and equity earnings	$182	$169	$274	$243

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

Crown Holdings, Inc.

P.        Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.  The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands.  The following condensed combining financial statements:

•	statements of operations for the three and six months ended June 30, 2009 and 2008,
•	balance sheets as of June 30, 2009 and December 31, 2008, and
•	statements of cash flows for the six months ended June 30, 2009 and 2008 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,189	$866		$2,055
Cost of products sold, excluding depreciation and amortization		$(2)	983	695		1,676
Depreciation and amortization			25	21		46

Gross profit		2	181	150		333

Selling and administrative expense		(1)	68	23		90
Gain on sale of assets			(1)			(1)
Provision for restructuring			1			1
Net interest expense		6	50	5		61
Technology royalty			(10)	10
Translation and foreign exchange		4	(3)	(1)

Income/(loss) before income taxes		(7)	76	113		182
Provision for income taxes			23	21		44
Equity earnings in affiliates	$105	76	52	1	$(233)	1
Net income	105	69	105	93	(233)	139
Net income attributable to noncontrolling interests				(34)		(34)
Net income attributable to Crown Holdings	$105	$69	$105	$59	$(233)	$105

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,268	$928		$2,196
Cost of products sold, excluding depreciation and amortization		$(5)	1,045	749		1,789
Depreciation and amortization			31	25		56

Gross profit		5	192	154		351

Selling and administrative expense		(1)	76	30		105
(Gain)/loss on sale of assets		(6)	7	(3)		(2)
Provision for restructuring				1		1
Net interest expense		26	47	4		77
Technology royalty			(10)	10
Translation and foreign exchange			(1)	2		1

Income/(loss) before income taxes		(14)	73	110		169
Provision for income taxes			23	19		42
Equity earnings in affiliates	$99	77	49		$(222)	3
Net income	99	63	99	91	(222)	130
Net income attributable to noncontrolling interests				(31)		(31)
Net income attributable to Crown Holdings	$99	$63	$99	$60	$(222)	$99

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,179	$1,560		$3,739
Cost of products sold, excluding depreciation and amortization		$(5)	1,819	1,254		3,068
Depreciation and amortization			48	45		93

Gross profit		5	312	261		578

Selling and administrative expense		(2)	134	47		179
Gain on sale of assets			(1)			(1)
Provision for restructuring			2			2
Net interest expense		14	96	10		120
Technology royalty			(17)	17
Translation and foreign exchange		4	(2)	2		4

Income/(loss) before income taxes		(11)	100	185		274
Provision for income taxes			28	40		68
Equity earnings/(loss) in affiliates	$145	125	73		$(347)	(4)
Net income	145	114	145	145	(347)	202
Net income attributable to noncontrolling interests				(57)		(57)
Net income attributable to Crown Holdings	$145	$114	$145	$88	$(347)	$145

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,366	$1,693		$4,059
Cost of products sold, excluding depreciation and amortization		$(10)	1,970	1,387		3,347
Depreciation and amortization			62	47		109

Gross profit		10	334	259		603

Selling and administrative expense		(1)	153	55		207
(Gain)/loss on sale of assets		(6)	7	(3)		(2)
Provision for restructuring				1		1
Loss from early extinguishment of debt		2				2
Net interest expense		51	92	8		151
Technology royalty			(18)	18
Translation and foreign exchange			1			1

Income/(loss) before income taxes		(36)	99	180		243
Provision for income taxes			29	39		68
Equity earnings in affiliates	$126	110	56		$(289)	3
Net income	126	74	126	141	(289)	178
Net income attributable to noncontrolling interests				(52)		(52)
Net income attributable to Crown Holdings	$126	$74	$126	$89	$(289)	$126

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$92	$236	$378		$706
Receivables, net		75	192	672		939
Intercompany receivables		2	75	29	$(106)
Inventories			650	559		1,209
Prepaid expenses and other current assets	$3	1	89	22		115
Total current assets	3	170	1,242	1,660	(106)	2,969

Intercompany debt receivables		2,107	2,282	190	(4,579)
Investments	186	2,474	(191)		(2,469)
Goodwill			1,435	596		2,031
Property, plant and equipment, net			691	799		1,490
Other non-current assets		4	884	12		900
Total	$189	$4,755	$6,343	$3,257	$(7,154)	$7,390

Liabilities and equity
Current liabilities
Short-term debt		$1	$3	$58		$62
Current maturities of long-term debt		4	6	17		27
Accounts payable and accrued liabilities	$11	58	1,061	720		1,850
Intercompany payables			29	77	$(106)
Total current liabilities	11	63	1,099	872	(106)	1,939

Long-term debt, excluding current maturities		1,031	2,540	75		3,646
Long-term intercompany debt	200	2,729	1,278	372	(4,579)
Postretirement and pension liabilities			885	18		903
Other non-current liabilities		44	355	139		538
Commitments and contingent liabilities

Noncontrolling interests				386		386
Crown Holdings shareholders’ equity/(deficit)	(22)	888	186	1,395	(2,469)	(22)
Total equity/(deficit)	(22)	888	186	1,781	(2,469)	364

Total	$189	$4,755	$6,343	$3,257	$(7,154)	$7,390

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash used for operating activities	$(2)	$(7)	$(58)	$(96)		$(163)

Cash flows from investing activities
Capital expenditures			(30)	(45)		(75)
Proceeds from sale of property, plant and equipment			1			1
Intercompany investing activities			107	(77)	$(30)
Other				(4)		(4)

Net cash provided by/(used for) investing activities			78	(126)	(30)	(78)

Cash flows from financing activities
Proceeds from long-term debt			388	8		396
Payments of long-term debt			(1)	(5)		(6)
Net change in revolving credit facility and short-term debt				(15)		(15)
Net change in long-term intercompany balances	2	39	(327)	286
Common stock issued	4					4
Common stock repurchased	(4)					(4)
Dividends paid				(30)	30
Dividends paid to noncontrolling interests				(27)		(27)
Other		(17)	13			(4)

Net cash provided by financing activities	2	22	73	217	30	344

Effect of exchange rate changes on cash and cash equivalents			5	2		7

Net change in cash and cash equivalents		15	98	(3)		110

Cash and cash equivalents at January 1		77	138	381		596

Cash and cash equivalents at June 30	$0	$92	$236	$378	$0	$706

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash used for operating activities		$(40)	$(202)	$(112)		$(354)

Cash flows from investing activities
Capital expenditures			(20)	(51)		(71)
Proceeds from sale of property, plant and equipment			1	5		6
Intercompany investing activities		429	(410)		$(19)
Other			(19)	(2)		(21)

Net cash provided by/(used for) investing activities		429	(448)	(48)	(19)	(86)

Cash flows from financing activities
Payments of long-term debt		(41)	(1)	(17)		(59)
Net change in revolving credit facility and short-term debt		113	193	22		328
Net change in long-term intercompany balances	$(4)	(499)	405	98
Common stock issued	7					7
Common stock repurchased	(3)					(3)
Dividends paid				(19)	19
Dividends paid to noncontrolling interests				(27)		(27)
Other		25	4			29

Net cash provided by/(used for) financing activities		(402)	601	57	19	275

Effect of exchange rate changes on cash and cash equivalents			1	18		19

Net change in cash and cash equivalents		(13)	(48)	(85)		(146)

Cash and cash equivalents at January 1		13	81	363		457

Cash and cash equivalents at June 30	$0	$0	$33	$278	$0	$311

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent).  No other subsidiary guarantees the debt.  The following condensed combining financial statements:

•	statements of operations for the three and six months ended June 30, 2009 and 2008,
•	balance sheets as of June 30, 2009 and December 31, 2008 and
•	statements of cash flows for the six months ended June 30, 2009 and 2008 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,055		$2,055
Cost of products sold, excluding depreciation and amortization			1,676		1,676
Depreciation and amortization			46		46

Gross profit			333		333

Selling and administrative expense		$3	87		90
Gain on sale of assets			(1)		(1)
Provision for restructuring			1		1
Net interest expense		20	42		62
Translation and foreign exchange			(1)		(1)

Income/(loss) before income taxes		(23)	205		182
Provision/(benefit) for income taxes		(9)	53		44
Equity earnings in affiliates	$105	119	1	$(224)	1
Net income	105	105	153	(224)	139
Net income attributable to noncontrolling interests			(34)		(34)
Net income attributable to Crown Holdings	$105	$105	$119	$(224)	$105

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2008
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,196		$2,196
Cost of products sold, excluding depreciation and amortization			1,789		1,789
Depreciation and amortization			56		56

Gross profit			351		351

Selling and administrative expense		$5	100		105
Gain on sale of assets			(2)		(2)
Provision for restructuring			1		1
Net interest expense		17	60		77
Translation and foreign exchange			1		1

Income/(loss) before income taxes		(22)	191		169
Provision/(benefit) for income taxes		(8)	50		42
Equity earnings in affiliates	$99	113	3	$(212)	3
Net income	99	99	144	(212)	130
Net income attributable to noncontrolling interests			(31)		(31)
Net income attributable to Crown Holdings	$99	$99	$113	$(212)	$99

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$3,739		$3,739
Cost of products sold, excluding depreciation and amortization			3,068		3,068
Depreciation and amortization			93		93

Gross profit			578		578

Selling and administrative expense		$6	173		179
Gain on sale of assets			(1)		(1)
Provision for restructuring			2		2
Net interest expense		41	79		120
Translation and foreign exchange			4		4

Income/(loss) before income taxes		(47)	321		274
Provision/(benefit) for income taxes		(18)	86		68
Equity earnings/(loss) in affiliates	$145	174	(4)	$(319)	(4)
Net income	145	145	231	(319)	202
Net income attributable to noncontrolling interests			(57)		(57)
Net income attributable to Crown Holdings	$145	$145	$174	$(319)	$145

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2008
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$4,059		$4,059
Cost of products sold, excluding depreciation and amortization			3,347		3,347
Depreciation and amortization			109		109

Gross profit			603		603

Selling and administrative expense		$8	199		207
Gain on sale of assets			(2)		(2)
Provision for restructuring			1		1
Loss from early extinguishment of debt			2		2
Net interest expense		34	117		151
Translation and foreign exchange			1		1

Income/(loss) before income taxes		(42)	285		243
Provision/(benefit) for income taxes		(16)	84		68
Equity earnings in affiliates	$126	152	3	$(278)	3
Net income	126	126	204	(278)	178
Net income attributable to noncontrolling interests			(52)		(52)
Net income attributable to Crown Holdings	$126	$126	$152	$(278)	$126

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$706		$706
Receivables, net			939		939
Inventories			1,209		1,209
Prepaid expenses and other current assets	$3		112		115
Total current assets	3		2,966		2,969

Intercompany debt receivables			564	$(564)
Investments	186	$970		(1,156)
Goodwill			2,031		2,031
Property, plant and equipment, net			1,490		1,490
Other non-current assets		514	386		900
Total	$189	$1,484	$7,437	$(1,720)	$7,390

Liabilities and equity
Current liabilities
Short-term debt			$62		$62
Current maturities of long-term debt			27		27
Accounts payable and accrued liabilities	$11	$40	1,799		1,850
Total current liabilities	11	40	1,888		1,939

Long-term debt, excluding current maturities		697	2,949		3,646
Long-term intercompany debt	200	364		$(564)
Postretirement and pension liabilities			903		903
Other non-current liabilities		197	341		538
Commitments and contingent liabilities

Noncontrolling interests			386		386
Crown Holdings shareholders’ equity/(deficit)	(22)	186	970	(1,156)	(22)
Total equity/(deficit)	(22)	186	1,356	(1,156)	364

Total	$189	$1,484	$7,437	$(1,720)	$7,390

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash used for operating activities	$(2)	$(23)	$(138)		$(163)

Cash flows from investing activities
Capital expenditures			(75)		(75)
Proceeds from sale of property, plant and equipment			1		1
Other		23	(4)	$(23)	(4)

Net cash provided by/(used for) investing activities		23	(78)	(23)	(78)

Cash flows from financing activities
Proceeds from long-term debt			396		396
Payments of long-term debt			(6)		(6)
Net change in revolving credit facility and short-term debt			(15)		(15)
Net change in long-term intercompany balances	2		(2)
Common stock issued	4				4
Common stock repurchased	(4)				(4)
Dividends paid			(23)	23
Dividends paid to noncontrolling interests			(27)		(27)
Other			(4)		(4)

Net cash provided by financing activities	2		319	23	344

Effect of exchange rate changes on cash and cash equivalents			7		7

Net change in cash and cash equivalents			110		110

Cash and cash equivalents at January 1			596		596

Cash and cash equivalents at June 30	$0	$0	$706	$0	$706

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2008
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash used for operating activities		$(23)	$(331)		$(354)

Cash flows from investing activities
Capital expenditures			(71)		(71)
Proceeds from sale of property, plant and equipment			6		6
Intercompany investing activities		12		$12
Other			(21)		(21)

Net cash provided by/(used for) investing activities		12	(86)	(12)	(86)

Cash flows from financing activities
Payments of long-term debt			(59)		(59)
Net change in revolving credit facility and short-term debt			328		328
Net change in long-term intercompany balances	$(4)	11	(7)
Common stock issued	7				7
Common stock repurchased	(3)				(3)
Dividends paid			(12)	12
Dividends paid to noncontrolling interests			(27)		(27)
Other			29		29

Net cash provided by financing activities		11	252	12	275

Effect of exchange rate changes on cash and cash equivalents			19		19

Net change in cash and cash equivalents			(146)		(146)

Cash and cash equivalents at January 1			457		457

Cash and cash equivalents at June 30	$0	$0	$311	$0	$311

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. and Crown Americas Capital Corp. II (collectively, the Issuers), 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.  The following condensed combining financial statements:

●  statements of operations for the three and six months ended June 30, 2009 and 2008,

●  balance sheets as of June 30, 2009 and December 31, 2008 and

●    statements of cash flows for the six months ended June 30, 2009 and 2008 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2009
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$589	$1,466		$2,055
Cost of products sold, excluding depreciation and amortization			504	1,172		1,676
Depreciation and amortization			11	35		46

Gross profit			74	259		333

Selling and administrative expense		$1	34	55		90
Gain on sale of assets			(1)			(1)
Provision for restructuring				1		1
Net interest expense		13	28	20		61
Technology royalty			(12)	12
Translation and foreign exchange

Income/(loss) before income taxes		(14)	25	171		182
Provision/(benefit) for income taxes		(5)	16	33		44
Equity earnings in affiliates	$105	32	96		$(232)	1
Net income	105	23	105	138	(232)	139
Net income attributable to noncontrolling interests				(34)		(34)
Net income attributable to Crown Holdings	$105	$23	$105	$104	$(232)	$105

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2008
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$578	$1,618		$2,196
Cost of products sold, excluding depreciation and amortization		$1	479	1,309		1,789
Depreciation and amortization			13	43		56

Gross profit		(1)	86	266		351

Selling and administrative expense		2	33	70		105
Gain on sale of assets				(2)		(2)
Provision for restructuring				1		1
Net interest expense		10	24	43		77
Technology royalty			(13)	13
Translation and foreign exchange				1		1

Income/(loss) before income taxes		(13)	42	140		169
Provision/(benefit) for income taxes		(5)	20	27		42
Equity earnings in affiliates	$99	42	77		$(215)	3

Net income	99	34	99	113	(215)	130
Net income attributable to noncontrolling interests				(31)		(31)
Net income attributable to Crown Holdings	$99	$34	$99	$82	$(215)	$99

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2009
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,085	$2,654		$3,739
Cost of products sold, excluding depreciation and amortization			941	2,127		3,068
Depreciation and amortization			22	71		93

Gross profit			122	456		578

Selling and administrative expense		$2	68	109		179
Gain on sale of assets			(1)			(1)
Provision for restructuring				2		2
Net interest expense		22	56	42		120
Technology royalty			(22)	22
Translation and foreign exchange				4		4

Income/(loss) before income taxes		(24)	21	277		274
Provision/(benefit) for income taxes		(9)	27	50		68
Equity earnings/(loss) in affiliates	$145	26	151		$(326)	(4)
Net income	145	11	145	227	(326)	202
Net income attributable to noncontrolling interests				(57)		(57)
Net income attributable to Crown Holdings	$145	$11	$145	$170	$(326)	$145

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2008
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,062	$2,997		$4,059
Cost of products sold, excluding depreciation and amortization		$1	882	2,464		3,347
Depreciation and amortization			27	82		109

Gross profit		(1)	153	451		603

Selling and administrative expense		4	67	136		207
Gain on sale of assets				(2)		(2)
Provision for restructuring				1		1
Loss from early extinguishment of debt				2		2
Net interest expense		22	45	84		151
Technology royalty			(24)	24
Translation and foreign exchange				1		1

Income/(loss) before income taxes		(27)	65	205		243
Provision/(benefit) for income taxes		(10)	32	46		68
Equity earnings in affiliates	$126	70	93		$(286)	3
Net income	126	53	126	159	(286)	178
Net income attributable to noncontrolling interests				(52)		(52)
Net income attributable to Crown Holdings	$126	$53	$126	$107	$(286)	$126

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2009
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$162	$1	$543		$706
Receivables, net			2	937		939
Intercompany receivables			46	9	$(55)
Inventories			289	920		1,209
Prepaid expenses and other current assets	$3	1	7	104		115
Total current assets	3	163	345	2,513	(55)	2,969

Intercompany debt receivables		1,575	1,007	448	(3,030)
Investments	186	927	679		(1,792)
Goodwill			453	1,578		2,031
Property, plant and equipment, net		2	304	1,184		1,490
Other non-current assets		33	533	334		900
Total	$189	$2,700	$3,321	$6,057	$(4,877)	$7,390

Liabilities and equity
Current liabilities
Short-term debt				$62		$62
Current maturities of long-term debt		$4	$1	22		27
Accounts payable and accrued liabilities	$11	22	352	1,465		1,850
Intercompany payables			9	46	$(55)
Total current liabilities	11	26	362	1,595	(55)	1,939

Long-term debt, excluding current maturities		1,838	700	1,108		3,646
Long-term intercompany debt	200	697	1,085	1,048	(3,030)
Postretirement and pension liabilities			733	170		903
Other non-current liabilities			255	283		538
Commitments and contingent liabilities

Noncontrolling interests				386		386
Crown Holdings shareholders’ equity/(deficit)	(22)	139	186	1,467	(1,792)	(22)
Total equity/(deficit)	(22)	139	186	1,853	(1,792)	364

Total	$189	$2,700	$3,321	$6,057	$(4,877)	$7,390

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2009
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(2)	$(12)	$31	$(180)		$(163)

Cash flows from investing activities
Capital expenditures			(15)	(60)		(75)
Proceeds from sale of property, plant and equipment			1			1
Intercompany investing activities			22		$(22)
Other				(4)		(4)
Net cash provided by/(used for) investing activities			8	(64)	(22)	(78)

Cash flows from financing activities
Proceeds from long-term debt		388		8		396
Payments of long-term debt			(1)	(5)		(6)
Net change in revolving credit facility and short-term debt				(15)		(15)
Net change in long-term intercompany balances	2	(298)	(40)	336
Common stock issued	4					4
Common stock repurchased	(4)					(4)
Dividends paid				(22)	22
Dividends paid to noncontrolling interests				(27)		(27)
Other		(8)		4		(4)

Net cash provided by/(used for) financing activities	2	82	(41)	279	22	344

Effect of exchange rate changes on cash and cash equivalents				7		7

Net change in cash and cash equivalents		70	(2)	42		110

Cash and cash equivalents at January 1		92	3	501		596

Cash and cash equivalents at June 30	$0	$162	$1	$543	$0	$706

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2008
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities		$(13)	$58	$(399)		$(354)

Cash flows from investing activities
Capital expenditures			(12)	(59)		(71)
Proceeds from sale of property, plant and equipment			1	5		6
Intercompany investing activities		5	(517)	528	$(16)
Other		(6)		(15)		(21)

Net cash provided by/(used for) investing activities		(1)	(528)	459	(16)	(86)

Cash flows from financing activities
Payments of long-term debt			(1)	(58)		(59)
Net change in revolving credit facility and short-term debt		145		183		328
Net change in long-term intercompany balances	$(4)	(158)	467	(305)
Common stock issued	7					7
Common stock repurchased	(3)					(3)
Dividends paid				(16)	16
Dividends paid to noncontrolling interests				(27)		(27)
Other				29		29

Net cash provided by/(used for) financing activities		(13)	466	(194)	16	275

Effect of exchange rate changes on cash and cash equivalents				19		19

Net change in cash and cash equivalents		(27)	(4)	(115)		(146)

Cash and cash equivalents at January 1		42	5	410		457

Cash and cash equivalents at June 30	$0	$15	$1	$295	$0	$311

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and six months ended June 30, 2009 compared to the corresponding period in 2008 and the changes in financial condition and liquidity from December 31, 2008.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K filed May 5, 2009, along with the consolidated financial statements and related notes included in and referred to within this report.

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

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations.  In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt.  The Company’s total debt of $3,735 at June 30, 2009 decreased $64 from $3,799 at June 30, 2008, including $137 of decrease due to foreign currency translation.  The Company’s cash balances increased from $311 to $706 during the same period, net of a decrease of $32 due to foreign currency translation.

The Company considers possible transactions such as acquisitions (which, if effected, may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $467 was available at June 30, 2009). Such transactions would be subject to compliance with the Company’s debt agreements.

The cost of aluminum and steel, the primary raw materials used to manufacture the Company’s products, has increased significantly in recent years.  The Company attempts to pass-through these increased costs to its customers through provisions that adjust the selling prices to certain customers based on changes in the market price of the applicable raw material, or through surcharges where no such provision exists.  The Company recognizes revenue related to its selling price increases when all of the revenue recognition criteria has been met.  There can be no assurance that the Company will be able to fully recover from its customers the impact of increased aluminum and steel costs.

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

Net Sales

Net sales in the second quarter of 2009 were $2,055, a decrease of $141 or 6.4% compared to net sales of $2,196 for the same period in 2008.  Net sales in the first six months of 2009 were $3,739, a decrease of $320 or 7.9% compared to net sales of $4,059 for the same period in 2008.  The decrease in net sales for the second quarter and first six months of 2009 included, among other items, $205 and $394, respectively, due to foreign currency translation.  Global beverage can volumes in the first six months increased approximately 2% from 2008.  Global food can volumes decreased from 2008 primarily due to destocking by customers, lower end user demand and the impact of fourth quarter 2008 buy-ahead due to higher steel costs and selling prices in 2009.  The pass-through to customers of higher steel costs in the form of increased selling prices was offset by the pass-through of lower aluminum costs.  Sales from U.S. operations accounted for 29.0% and 26.2% of consolidated net sales in the first six months of 2009 and 2008, respectively.  Sales of beverage cans and ends accounted for 50.1% and sales of food cans and ends accounted for 31.5% of consolidated net sales in the first six months of 2009 compared to 48.2% and 32.3%, respectively, in 2008.

Net sales in the Americas Beverage segment decreased $41 or 7.9% from $519 in the second quarter of 2008 to $478 in the second quarter of 2009.  Net sales in the first six months decreased $65 or 6.8% from $952 in 2008 to $887 in 2009.  The decreases in the quarter and first six months were primarily due to the pass-through of lower aluminum costs to customers in the form of decreased selling prices, and $21 of foreign currency impact in the quarter and $43 in the six months.

Net sales in the North America Food segment increased $30 or 13.6% from $220 in the second quarter of 2008 to $250 in the second quarter of 2009.  Net sales in the first six months increased $42 or 10.4% from $405 in 2008 to $447 in 2009. The increases in 2009 were primarily due to the pass-through to customers of higher steel costs, offset by lower sales unit volumes and $6 of foreign currency translation in the quarter and $15 for the six months.  The lower sales unit volumes were primarily due to destocking by customers, lower end user demand, and some buy-ahead in the fourth quarter of 2008 prior to 2009 price increases.

Net sales in the European Beverage segment decreased $23 or 4.8% from $476 in the second quarter of 2008 to $453 in the second quarter of 2009.  The decrease in 2009 included $53 from the impact of foreign currency translation, offset by increases due to the pass-through of increased steel costs to customers in the form of higher selling prices.  Net sales in the first six months decreased $32 or 3.9% from $824 in 2008 to $792 in 2009.  The decrease in 2009 included $100 from the impact of foreign currency translation, offset by the pass-through of increased material costs to customers and a 3% increase in sales unit volumes.

Net sales in the European Food segment decreased $91 or 16.3% from $557 in the second quarter of 2008 to $466 in the second quarter of 2009.  The decrease was primarily due to $81 from the impact of foreign currency translation, as higher selling prices from the pass-through of increased steel costs to customers were offset by lower sales unit volumes.  Net sales in the first six months decreased $190 or 18.2% from $1,045 in 2008 to $855 in 2009.  The decrease in 2009 included $158 from the impact of foreign currency translation and an additional $32 from sales volume decreases in excess of selling price increases.  The volume decreases in the quarter and first six months of 2009 were primarily due to destocking by customers, lower end user demand and some buy-ahead in the fourth quarter of 2008 prior to 2009 selling price increases.

Net sales in the European Specialty Packaging segment decreased $17 or 13.6% from $125 in the second quarter of 2008 to $108 in the second quarter of 2009.  The decrease was primarily due to $18 from the impact of foreign currency translation. Higher selling prices from the pass-through of increased steel costs to customers were offset by lower sales unit volumes.  Net sales in the first six months decreased $41 or 17.8% from $230 in 2008 to $189 in 2009, including $33 due to currency translation.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,676 and $3,068 for the second quarter and first six months of 2009, decreases of $113 and $279 compared to $1,789 and $3,347 for the same periods in 2008.  The decreases included $166 and $321 due to the impact of foreign currency translation for the quarter and first six months.  Decreases due to lower aluminum costs and sales unit volumes largely offset increases due to higher steel costs and pension expense.  Pension expense for the Company's U.S. and U.K. plans is not allocated to specific reportable segments, but is included in segment income as part of  “corporate and unallocated items.”

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 81.6% and 82.1% for the second quarter and first six months of 2009 compared to 81.5% and 82.5% for the same periods in 2008.

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

Depreciation and Amortization

Depreciation and amortization was $46 and $93 in the second quarter and first six months of 2009, compared to $56 and $109 for the prior year periods.  The decreases in 2009 were primarily due to $5 and $10 of foreign currency translation impact for the quarter and six months and lower capital spending in recent years.

Selling and Administrative Expense

Selling and administrative expense was $90 in the second quarter of 2009 compared to $105 for the same period in 2008.  The decrease in 2009 was primarily due to $12 from the impact of foreign currency translation.  As a percentage of net sales, selling and administrative expense was 4.4% for the second quarter of 2009 and 4.8% for 2008.

Selling and administrative expense was $179 in the first six months of 2009 compared to $207 for the same period in 2008.  The decrease in 2009 was primarily due to $22 of foreign currency translation and decreased incentive compensation costs.  As a percentage of net sales, selling and administrative expense was 4.8% and 5.1% for the first six months of 2009 and 2008.

Segment Income

As discussed under Note O to the consolidated financial statements, the Company defines segment income as gross profit less selling and administrative expense. See Note O to the consolidated financial statements for a reconciliation of segment income to income before income taxes and equity earnings.

Segment income decreased $3 or 1.2% from $246 in the second quarter of 2008 to $243 in the second quarter of 2009, including decreases of $22 due to foreign currency translation and $25 due to increased pension expense.  Pension expense is primarily recorded in “corporate and unallocated items” within the Company’s segment reporting. These decreases were partially offset by improvements due to inventory holding gains from the sale of inventory on hand at the end of the year, and ongoing cost reduction and efficiency improvement programs. Segment income for the first six months increased 0.8% from $396 in 2008 to $399 in 2009 as increases from inventory holding gains and cost reductions were offset by decreases of $41 due to foreign currency translation and $54 due to increased pension expense.

Segment income in the Americas Beverage segment of $62 in the second quarter of 2009 was unchanged from the second quarter of the prior year.  Segment income for the six months decreased $2 or 1.9% from $105 in 2008 to $103 in 2009. Sales unit volumes were approximately 2% higher for both the quarter and first six months, offset by $2 of foreign currency translation in the quarter and $4 for the six months.

Segment income in the North America Food segment increased $9 or 45.0% from $20 in the second quarter of 2008 to $29 in the second quarter of 2009. Segment income in the first six months increased $16 or 51.6% from $31 in 2008 to $47 in 2009.  The increases in segment income in 2009 were primarily due to inventory holding gains from the sale of inventory on hand at the end of the year and improvements in plant manufacturing performance, including benefits from the integration of a closed food can plant in Canada into the U.S. operations.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

Segment income in the European Beverage segment increased $4 or 4.8% from $84 in the second quarter of 2008 to $88 in the second quarter of 2009, as improvements due to costs savings and operating efficiencies were partially offset by decreases of $9 due to foreign currency translation.  Segment income in the first six months increased from $133 in 2008 to $145 in 2009 primarily due to cost savings and a 3% increase in sales unit volumes, partially offset by a decrease of $16 due to foreign currency translation.

Segment income in the European Food segment increased $8 or 12.7% from $63 in the second quarter of 2008 to $71 in the second quarter of 2009.  Segment income for the six months increased $20 or 19.4% from $103 in 2008 to $123 in 2009. The increases in 2009 were primarily due to cost containment initiatives, including improved manufacturing performance and inventory holding gains from the sale of inventory on hand at the end of the year, partially offset by lower sales unit volumes.  Foreign currency translation reduced segment income by $8 in the second quarter and $14 for the first six months.

Segment income in the European Specialty Packaging segment decreased $3 or 27.3% from $11 in the second quarter of 2008 to $8 in the second quarter of 2009. Segment income in the first six months decreased $3 or 25% from $12 in 2008 to $9 in 2009.  The decreases in 2009 included $2 of foreign currency translation for both the quarter and first six months.

Interest Expense

Interest expense decreased $17 from $79 in the second quarter of 2008 to $62 in the second quarter of 2009 due to $9 from lower interest rates, $4 from foreign currency translation and $4 from lower average debt outstanding.  Interest expense for the six months decreased $33 from $156 in 2008 to $123 in 2009 due to $18 from lower interest rates, $9 from foreign currency translation and $6 from lower average debt outstanding.

Taxes on Income

The second quarter of 2009 included net tax charges of $44 on pre-tax income of $182 for an effective rate of 24.2%.  The difference of $20 between pre-tax income at the U.S. statutory rate of 35% or $64, and the tax charge of $44, was primarily due to benefits of $23 from lower tax rates in certain non-U.S. jurisdictions and $6 for valuation allowance adjustments, partially offset by charges of $9 for withholding taxes, state taxes and other items.

The first six months of 2009 included net tax charges of $68 on pre-tax income of $274 for an effective rate 24.8%.  The difference of $28 between pre-tax income at the U.S. statutory rate of 35% or $96, and the tax charge of $68 was primarily due to benefits of $31 from lower tax rates in certain non-U.S. jurisdictions and $13 from valuation allowance adjustments, partially offset by charges of $16 for withholding taxes, state taxes and other items.

The second quarter of 2008 included net tax charges of $42 on pre-tax income of $169 for an effective rate of 24.9%.  The difference of $17 between pre-tax income at the U.S. statutory rate of 35% or $59, and the tax charge of $42, was primarily due to benefits of $16 from lower tax rates in certain non-U.S. jurisdictions and $4 for valuation allowance adjustments, partially offset by charges of $2 for withholding taxes and $1 for other items.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased from $31 and $52 in the second quarter and first six months of 2008 to $34 and $57 in the second quarter and first six months of 2009, primarily due to increased profits in the Company's Middle East operations.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

Liquidity and Capital Resources

Cash from Operations

Cash of $163 was used for operating activities in the first six months of 2009 compared to $354 used for operating activities during the same period in 2008.  The decrease of $191 in cash used for operating activities was primarily due to an improvement in receivables of $169 in 2009 compared to 2008.  The improvement in receivables was primarily due to the collection of receivables from strong fourth quarter 2008 sales, and $25 of increased securitization.

Investing Activities

Investing activities used cash of $78 during the first six months of 2009 compared to cash used of $86 in the prior year period.  Primary investing activities were capital expenditures of $75 in the first six months of 2009 and $71 in 2008.  The Company expects its full year capital expenditures to be approximately $160 compared to $174 in 2008.  Other investing activities of $21 in 2008 included payments of $13 to repurchase a portion of the outstanding shares from minority shareholders in the Company’s operations in Greece.

Financing Activities

Financing activities provided cash of $344 during the first six months of 2009 compared to cash provided of $275 during the same period in 2008.  Cash provided by financing activities in the first six months of 2009 and 2008 was primarily from borrowings.  The 2009 borrowings included proceeds of $388 from the sale of senior unsecured notes and the 2008 borrowings were primarily under the Company’s revolving credit facility.  Other financing activities of $29 in 2008 represent payments received related to the settlement of foreign currency derivatives used to hedge intercompany debt obligations.

Liquidity

In May 2009, the Company sold $400 principal amount of 7.625% senior unsecured notes due 2017 in a private placement.  The notes were priced at 97.092% to yield 8.125% and the Company received proceeds of $388.  The notes were issued by Crown Americas, LLC and Crown Americas Capital Corp. II.  The notes are senior obligations of the issuers, ranking senior in right of payment to all subordinated indebtedness of Crown Americas, LLC and Crown Americas Capital Corp. II, and are unconditionally guaranteed on a senior basis by the Company and substantially all of its U.S. subsidiaries.  The proceeds from the notes have been temporarily applied to fully pay down borrowings under the Company’s revolving credit facility.

As of June 30, 2009, the Company had $687 of borrowing capacity available under its revolving credit facility, equal to the total facility of $758 less $71 of outstanding standby letters of credit.  There were no outstanding borrowings under the facility at June 30, 2009.

The Company’s debt agreements contain covenants that provide limits on the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, make certain other restricted payments, create liens, and engage in sale and leaseback transactions.  These restrictions are subject to a number of exceptions, however, allowing the Company to incur additional debt or make otherwise restricted payments. The Company’s debt agreements also contain various financial covenants.

Contractual Obligations

During the second quarter of 2009, purchase obligations covering new agreements for raw materials and other consumables increased $118 for 2010 and $110 for 2011 above amounts provided within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

Commitments and Contingent Liabilities

Information regarding the Company's commitments and contingent liabilities appears in Part I within Item 1 of this report under Note J, entitled “Commitments and Contingent Liabilities," to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions.  Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company.  Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2008  describe the  significant  accounting  estimates and  policies  used in the preparation of the consolidated financial statements.  There have been no significant changes in the Company’s critical accounting policies during the first six months of 2009.

The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2008 with respect to the U.S. deferred tax valuation allowance and pension plan asset return assumptions.  The discussion below should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Tax Valuation Allowances

As of December 31, 2008, the Company had a valuation allowance of $246 against certain U.S. deferred tax assets that management believes will not be realized. The U.S. operations are profitable and the Company expects to realize a significant portion of its U.S. deferred tax assets but does not believe, after considering all sources of potential future income that it is more likely than not that it will have sufficient taxable income to use certain of its deferred tax assets before they expire.  The valuation allowance of $246 includes $161 for benefits from state tax loss carryforwards, $54 for foreign tax credits, $26 for capital loss carryforwards, and $5 for research credits. The state tax loss carryforwards expire as follows: $7 in 2009 through 2015, $56 in 2016 through 2020, and $98 in 2021 through 2026.  The foreign tax credits expire in 2016 through 2018, the capital loss carryforwards expire in 2012 and 2013, and the research credits expire in 2014 through 2019.

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

The U.K. plan’s 2009 assumed asset rate of return of 6.75% was based on a calculation using underlying assumed rates of return of 8.75% for equity securities and alternative investments, and 5.70% for debt securities and real estate. Equity securities in the U.K. plan as of December 31, 2008 were allocated approximately 50% to U.S. securities, 16% to U.K. securities, 19% to securities in European countries  other than the U.K., and 15% to securities in other countries. The assumed rate of 8.75% for equity securities and alternative investments represents the weighted average 25 year return of equity securities in these markets.

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

Recent Accounting and Reporting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  The FSP amends FAS 132(R), “Employers' Disclosure about Pensions and Other Postretirement Benefits.”  The FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan, investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentration of risk within plan assets.  FSP 132(R) is effective for the Company as of December 31, 2009.  Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.  The Company is currently evaluating the disclosure requirements of this FSP.

In June 2009, the FASB issued SFAS No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  The Qualified Special Purpose Entities (QSPEs) concept, established to facilitate off-balance sheet treatment of certain securitizations, has been eliminated from the guidance. More stringent criteria must be met to qualify for sale accounting when only a portion of a financial asset is transferred. This guidance impacts new transfers of many types of financial assets (for example, receivables securitization and factoring arrangements) occurring after the effective date. The standard is effective for the Company on January 1, 2010. The Company is currently evaluating the requirements of this standard.

In June 2009, the FASB issued SFAS No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R).” The standard requires an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether the company is the primary beneficiary.  The standard is effective January 1, 2010. The Company is currently evaluating the requirements of this standard.

In June 2009, the FASB issued SFAS No. 168 (“FAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.”  FAS 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative generally accepted accounting principles (GAAP) to be applied in the preparation of financial statements.  FAS 168 explicitly recognizes rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC) under federal securities laws as sources of authoritative GAAP for SEC registrants.  FAS 168 and the Codification are effective July 1, 2009 for financial statements issued for interim as well as annual periods.  The standard will have no impact on the Company’s consolidated financial statements.

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices.  The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales agreements that permit the pass-through of commodity price and foreign exchange rate risk to customers.  The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company’s use of derivative instruments and their fair values at June 30, 2009, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2009, the Company had approximately $0.9 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $2 million before tax.

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

For information regarding the Company's potential asbestos-related liabilities and other litigation, See Note I entitled “Asbestos-Related Liabilities” and Note J entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A  to Part II in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which could materially affect the Company's business, financial condition or future results.  The risks described in the Company's Quarterly Report on Form 10-Q are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the quarter ended June 30, 2009.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding common stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors.  This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares.  The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion.  The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and for other general corporate purposes.  As of June 30, 2009, $33 million of shares had been repurchased under this authorization.

Item 6.	Exhibits

a)	4.1.
Registration Rights Agreement, dated as of May 8, 2009, by and among the Company, Crown Americas, LLC and Crown Americas Capital Corp. II, Deutsche Bank Securities, Inc., as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the $400 million 7 5/8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated May 5, 2009 (File No. 000-50189)).

4.2.
Indenture, dated as of May 8, 2009, by and among Crown Americas, LLC and Crown Americas Capital Corp. II, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7 5/8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated May 5, 2009 (File No. 000-50189)).

10.1.
Purchase Agreement, dated as of May 5, 2009, by and among the Company, Crown Americas, LLC and Crown Americas Capital Corp. II, the Initial Purchasers named therein and the Guarantors (as defined therein), relating to the $400 million 7 5/8% Senior Notes due 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 5, 2009 (File No. 000-50189)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Crown Holdings, Inc.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Timothy J. Donahue, Executive Vice President and  Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:    /s/ Thomas A. Kelly
Thomas A. Kelly
Senior Vice President and Corporate Controller

Date:  July 31, 2009