Form 10-Q
period 2009-09-30
CROWN HOLDINGS INC
filed 2009-10-30
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM  10-Q

 [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ___   No   X

There were 160,661,823 shares of Common Stock outstanding as of October 28, 2009.

Crown Holdings, Inc.

FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)
(Unaudited)

Three months ended September 30	2009	2008

Net sales	$2,282	$2,369

Cost of products sold, excluding depreciation and amortization	1,868	1,938
Depreciation and amortization	49	56

Gross profit	365	375

Selling and administrative expense	95	102
(Gain)/loss on sale of assets	(1)	2
Provision for restructuring	40	3
Loss from early extinguishments of debt	27
Interest expense	66	76
Interest income	(1)	(3)
Translation and foreign exchange	(5)	5

Income before income taxes and equity earnings	144	190
Provision for income taxes	3	45
Equity loss in affiliates		(2)
Net income	141	143
Net income attributable to noncontrolling interests	(33)	(29)
Net income attributable to Crown Holdings	$108	$114

Earnings per share attributable to Crown Holdings common shareholders:
Basic	$0.68	$0.71
Diluted	$0.67	$0.70

Weighted average common shares outstanding:
Basic	159,208,879	160,006,745
Diluted	162,120,722	163,441,406

      The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)
(Unaudited)

Nine months ended September 30	2009	2008

Net sales	$6,021	$6,428

Cost of products sold, excluding depreciation and amortization	4,936	5,285
Depreciation and amortization	142	165

Gross profit	943	978

Selling and administrative expense	274	309
Gain on sale of assets	(2)
Provision for restructuring	42	4
Loss from early extinguishments of debt	27	2
Interest expense	189	232
Interest income	(4)	(8)
Translation and foreign exchange	(1)	6

Income before income taxes and equity earnings	418	433
Provision for income taxes	71	113
Equity (loss)/earnings in affiliates	(4)	1
Net income	343	321
Net income attributable to noncontrolling interests	(90)	(81)
Net income attributable to Crown Holdings	$253	$240

Earnings per share attributable to Crown Holdings common shareholders:
Basic	$1.59	$1.50
Diluted	$1.56	$1.47

Weighted average common shares outstanding:
Basic	158,876,444	159,610,030
Diluted	161,714,586	163,173,502

      The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)

(In millions)
(Unaudited)

	September 30, 2009	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$438	$596
Receivables, net	1,054	734
Inventories	1,077	979
Prepaid expenses and other current assets	104	148
Total current assets	2,673	2,457

Goodwill	2,060	1,956
Property, plant and equipment, net	1,496	1,473
Other non-current assets	949	888
Total	$7,178	$6,774

Liabilities and equity
Current liabilities
Short-term debt	$52	$59
Current maturities of long-term debt	25	31
Accounts payable and accrued liabilities	1,929	1,982
Total current liabilities	2,006	2,072

Long-term debt, excluding current maturities	3,148	3,247
Postretirement and pension liabilities	931	893
Other non-current liabilities	566	526
Commitments and contingent liabilities (Note I)

Noncontrolling interests	394	353
Crown Holdings shareholders' equity/(deficit)	133	(317)
Total equity	527	36
Total	$7,178	$6,774

       The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

(In millions)
(Unaudited)

Nine months ended September 30	2009	2008

Net cash provided by/(used for) operating activities	$180	$(146)

Cash flows from investing activities
Capital expenditures	(108)	(114)
Proceeds from sale of property, plant and equipment	2	10
Other	(4)	(24)
Net cash used for investing activities	(110)	(128)

Cash flows from financing activities
Proceeds from long-term debt	399
Payments of long-term debt	(577)	(67)
Net change in revolving credit facility and short-term debt	7	212
Common stock issued	9	10
Common stock repurchased	(4)	(3)
Dividends paid to noncontrolling interests	(53)	(43)
Other	(17)	40
Net cash provided by/(used for) financing activities	(236)	149

Effect of exchange rate changes on cash and cash equivalents	8

Net change in cash and cash equivalents	(158)	(125)

Cash and cash equivalents at January 1	596	457

Cash and cash equivalents at September 30	$438	$332

            The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

(In millions)
(Unaudited)

	2009	2008
Comprehensive income
Net income	$343	$321
Net other adjustments:
Attributable to Crown Holdings	178	(56)
Attributable to noncontrolling interests	2	4
Comprehensive income	523	269
Comprehensive income attributable to noncontrolling interests	(92)	(85)
Comprehensive income attributable to Crown Holdings	$431	$184

Common stock	$929	$929

Paid-in capital
Balance – January 1	$1,510	$1,516
Restricted stock awarded	(3)	(2)
Stock-based compensation	14	13
Stock issued – benefit plans	4	5
Stock repurchased	(3)	(2)
Balance - September 30	$1,522	$1,530

Accumulated deficit
Balance – January 1	$(428)	$(654)
Net income attributable to Crown Holdings	253	240
Balance – September 30	$(175)	$(414)

Accumulated other comprehensive loss
Balance – January 1	$(2,195)	$(1,646)
Translation adjustments	72	(79)
Amortization of net loss and prior service cost included in pension and postretirement cost	49	28
Derivatives qualifying as hedges	57	(5)
Net other comprehensive income adjustments	178	(56)
Balance – September 30	$(2,017)	$(1,702)

Treasury stock
Balance – January 1	$(133)	$(130)
Restricted stock awarded	3	2
Stock issued – benefit plans	5	5
Stock repurchased	(1)	(1)
Balance – September 30	$(126)	$(124)

Noncontrolling interests
Balance – January 1	$353	$323
Net income attributable to noncontrolling interests	90	81
Translation adjustments (other comprehensive income)	4	4
Derivatives qualifying as hedges (other comprehensive income)	(2)
Dividends paid to noncontrolling interests	(53)	(43)
Purchase of noncontrolling interests		(13)
Acquisition of business	2
Balance – September 30	$394	$352

Total equity – September 30	$527	$571

                  The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”).  The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions.  In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of September 30, 2009 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2009 and 2008.  These results have been determined on the basis of U.S. generally accepted accounting principles and practices (“GAAP”) consistently applied.

Certain information and footnote disclosures, normally included in financial statements presented in accordance with U.S. GAAP, have been condensed or omitted.  The December 31, 2008 balance sheet data was derived from the audited consolidated financial statements as of December 31, 2008.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K filed May 5, 2009. The Company has performed an evaluation of subsequent events through October 30, 2009, the date these financial statements were issued.

B.	Recent Accounting and Reporting Pronouncements

On July 1, 2009, the FASB established its Accounting Standards Codification (“ASC” or “the Codification”) as the exclusive source for U.S. GAAP, except for SEC rules and interpretive releases, which are also sources of authoritative GAAP for SEC registrants.  The Codification does not change GAAP, but does change how companies reference GAAP in their financial statements.  The Codification will be updated for future changes in GAAP.

The following FASB guidance was adopted by the Company in 2009:

Effective January 1, 2009, the Company adopted guidance that retains the requirement that business combinations be accounted for at fair value using the acquisition method, but changes the accounting for acquisitions in certain areas.   Under   the guidance  acquisition  costs  are  expensed   as incurred; noncontrolling (minority) interests are valued at fair value at the  acquisition date;  in-process research and development is recorded at  fair  value as an indefinite-lived  intangible  asset at  the  acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  The guidance is effective for the Company for all business combinations for which the acquisition date is on or after January 1, 2009, and its adoption had no impact on the Company’s financial statements at the date of adoption.

Effective January 1, 2009, the Company adopted guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The guidance attempts to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset, and requires disclosure of information that enables users of financial statements to assess the extent to which expected future cash flows associated with an asset are affected by the company’s intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The adoption of the guidance had no impact on the Company’s financial statements at the date of adoption.

In September 2006, the FASB issued guidance that establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008,  the effective date of this guidance was deferred for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of the guidance for nonfinancial assets and liabilities on January 1, 2009 had no impact on the Company’s financial statements at the date of adoption.

Crown Holdings, Inc.

Effective January 1, 2009, the Company adopted guidance that requires the recognition of noncontrolling (minority) interests as equity in the consolidated financial statements, but separate from the parent’s equity. The guidance also requires that the amount of net income attributable to minority interests be included in consolidated net income on the face of the income statement.  The financial statements included in this report are presented in accordance with the guidance and all prior period information has been retrospectively adjusted.

Effective January 1, 2009, the Company adopted guidance that expands disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company has applied the requirements of the guidance on a prospective basis and disclosures related to interim periods prior to the date of adoption have not been presented. See Note F for the required disclosures.

Effective January 1, 2009, the Company adopted guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The guidance requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and included in the computation of EPS pursuant to the two-class method. The adoption of the guidance had no impact on the Company’s basic or diluted earnings per share in the third quarter and first nine months of 2009.

During the second quarter of 2009 and effective for the Company on April 1, 2009, the following accounting and reporting guidance was issued by the FASB:

The FASB provided additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. The guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. The adoption of the guidance had no impact on the Company’s financial statements at the date of adoption.

The FASB provided guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) of debt securities classified as available-for-sale and held-to-maturity. It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities. The guidance changes the recognition threshold of an OTTI for debt securities and provides some income statement relief by permitting the non-credit portion of the OTTI loss to be excluded from earnings and reported in other comprehensive income. The adoption of the guidance had no impact on the Company’s  financial statements at the date of adoption.

The FASB provided guidance that requires disclosures in interim financial statements that provide quantitative and qualitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in the Codification. In accordance with the guidance, the Company has disclosed the fair value of its long-term borrowings in Note E.

The FASB provided guidance that establishes (1) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  Some unrecognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. For such an event, the nature of the event and an estimate of the financial effect, or a statement that such an estimate cannot be made, must be disclosed. The adoption of this guidance had no impact on the Company’s financial statements.

Crown Holdings, Inc.

C.          Stock-Based Compensation

As of September 30, 2009, the Company had five stock-based incentive plans – the 1990, 1997, 2001, 2004 and 2006 plans, which have outstanding unvested option grants and stock awards.  The 2006 plan is the only plan which contains shares available for future grants or awards, currently 2.9 million shares available through April 2016.

During the first quarter of 2009, the Company awarded 564,344 shares of restricted stock to certain senior executives, including 308,115 shares with time-vesting requirements and 256,229 shares containing a market performance feature.  The time-vested awards vest ratably over three years on the anniversary date of the grant and had a grant-date fair value of $18.87 per share.  The performance shares cliff vest at the end of three years based on the results of a market performance criterion. The number of performance shares that will ultimately vest in 2012 is based on the level of performance achieved, a range between 0% and 200% of the shares awarded, and will be settled in stock.  The estimated fair value of each performance share was calculated as $23.10 using a Monte Carlo valuation model.  During the first quarter, 254,528 shares of previously issued time-vested awards were released from restriction and 145,144 shares of previously issued performance-based shares vested and were released.  The weighted average fair value of these shares on the date of release was $19.45 per share.  Also during the first quarter, 51,495 performance-based shares were issued because the Company exceeded the level of performance established on the original date of the related awards in 2006 by approximately 35%.  These shares were issued without restriction.

Unrecognized compensation cost related to unvested stock options and restricted stock was $17 and $10, respectively, at September 30, 2009.  The weighted average period over which the expense is expected to be recognized is 3.4 years for stock options and 1.6 years for restricted stock.

As of September 30, 2009, outstanding stock options included 6,590,520 shares that were fully vested or expected to vest of which 4,087,913 were exercisable.  The weighted average exercise price of the options that were fully vested or expected to vest was $16.33, the aggregate intrinsic value was $72, and the weighted average remaining contractual life was 5.2 years.  The weighted average exercise price of options that were currently exercisable was $11.98, the aggregate intrinsic value was $62, and the weighted average remaining contractual life was 3.9 years.

The Company received cash proceeds of $6 from the exercise of stock options in the third quarter of 2009 compared to $9 during the same period in 2008.

D.          Inventories

	September 30,	December 31,
	2009	2008

Finished goods	$439	$324
Work in process	129	117
Raw material and supplies	509	538
	$1,077	$979

E.          Fair Value measurements

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

Crown Holdings, Inc.

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009:

		September 30, 2009
			Fair value
		Assets/liabilities	measurements using
		at fair value	Level 1	Level 2
Assets
	Derivative instruments	$38	$8	$30
	Available for sale securities	3	3
	Total assets	$41	$11	$30
Liabilities
	Derivative instruments	$140	$10	$130

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

Estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was approximately $3.0 billion at September 30, 2009.

 See Note F for further discussion of the Company’s use of derivative instruments and their fair values at September 30, 2009.

F.	Derivative Financial Instruments

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

For derivative financial instruments accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the manner in which effectiveness of the hedge will be assessed.  The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value or cash flows of the related underlying exposures.  Any ineffective portion of the change in fair value of the instruments is recognized immediately in earnings.

Crown Holdings, Inc.

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

The Company may use cross-currency and interest rate swaps to manage its portfolio of fixed and variable debt, including foreign-currency denominated intercompany debt, and to manage the impact of debt on local cash flows.  Currently the Company has two cross-currency swaps outstanding, which mature in November 2009 and 2010, with a combined notional value of $460.  These swaps are effective in mitigating the risk of changes in foreign exchange and interest rates because the critical terms of the swaps, including notional amounts, interest reset dates, maturity dates and underlying market indices, match those of the foreign currency-denominated debt.

The Company uses commodity forwards to hedge anticipated purchases of various commodities, including aluminum, fuel oil and natural gas.  Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit.  The U.S. dollar-equivalent notional value of commodity contracts designated as cash flow hedges at September 30, 2009 was $163.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign-currency-denominated sales or purchases.  The Company manages these risks at the operating unit level.  Often the hedging of foreign currency risk is performed in concert with related commodity price hedges.  The U.S. dollar-equivalent notional value of foreign exchange contracts designated as cash flow hedges at September 30, 2009 was $391.

Changes in the fair value of cash flow hedges in accumulated other comprehensive income/(loss) were:

Balance at January 1, 2009	$(56)

Current period changes in fair value, net of tax:
Cross-currency swaps	(22)
Commodities	5
Foreign exchange	6
Reclassifications to income:
Cross-currency swaps	14	(1)
Commodities	61	(2)
Foreign exchange	(7)	(3)

Balance at September 30, 2009	$1

 (1)   $20 charged to foreign exchange and $6 credited to interest expense
(2)    $81 charged to cost of products sold and $20 credited to income tax expense
(3)    $2 credited to sales and $5 credited to cost of products sold

During the twelve months ending September 30, 2010, a net loss of $7 ($6, net of tax) is expected to be reclassified to earnings.  The actual amount that will be reclassified may differ from this amount due to changing market conditions.  No amounts were reclassified during the nine months ended September 30, 2009 in connection with anticipated transactions that were no longer considered probable.

Crown Holdings, Inc.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items.  Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings, including $1 before income taxes for the nine months ended September 30, 2009. The U.S. dollar-equivalent notional value of foreign exchange contracts designated as fair value hedges at September 30, 2009 was $67.

The Company does not designate foreign exchange contracts related to intercompany debt as fair value hedges. Although these derivative financial instruments were not designated or did not qualify for hedge accounting, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes in the fair value of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments and their U.S dollar-equivalent notional value at September 30, 2009 was $808.

The impact on earnings of foreign exchange contracts designated as fair value hedges was less than $1 for the nine months ended September 30, 2009.  The impact on earnings of foreign exchange contracts not designated as hedges was a loss of $52.  These items were reported as translation and foreign exchange and were offset by changes in the fair value of the related hedged items.

  The fair values of outstanding derivative instruments in the Consolidated Balance Sheet at September 30, 2009 were:

Assets
	Derivatives designated as hedges:
	Foreign exchange	$15	(4)
	Commodities	8	(5)

	Derivatives not designated as hedges:
	Foreign exchange	15	(4)

	Total	$38

Liabilities
	Derivatives designated as hedges:
	Cross-currency swaps	$110	(6)
	Foreign exchange	14	(7)
	Commodities	10	(7)

	Derivatives not designated as hedges:
	Foreign exchange	6	(7)

	Total	$140

             (4)   reported in other current assets
(5)   $6 reported in current assets and $2 reported in other non-current assets
(6)   $55 reported in both other current and other non-current liabilities
(7)    reported in current liabilities

Crown Holdings, Inc.

G.         Restructuring

The components of the outstanding restructuring reserve and movements within these components during the nine months ended September 30, 2009 and 2008, respectively, were as follows:

	Termination	Other Exit	Asset
	Benefits	Costs	Writedowns	Total

Balance at January 1, 2008	$8	$7		$15
Provision	3	1		4
Payments	(4)	(7)		(11)
Foreign currency tranlsation and other	(1)			(1)
Balance at September 30, 2008	$6	$1	$0	$7

Balance at January 1, 2009	$11	$1		$12
Provision	37	3	$2	42
Payments	(8)	(3)		(11)
Reclassification to other accounts	(11)		(2)	(13)
Foreign currency translation and other	1			1
Balance at September 30, 2009	$30	$1	$0	$31

During the second quarter of 2009, the Company incurred maintenance and closing costs of $2 for a Canadian food can plant that ceased operations in 2008.

During the third quarter of 2009, the Company recorded restructuring charges of $40, including $20 related to the closure of two food can plants and an aerosol plant in Canada, $19 for severance costs to reduce headcount in the Company’s European division and $1 for costs related to a prior restructuring action in Canada.  The charge of $20 in Canada included $12 for pension and postretirement benefit plan curtailment charges, $6 for severance costs and $2 for asset writedowns.  Also related to the Canadian plants, the Company expects to incur future additional charges of approximately $15 for pension settlements, including $5 in the fourth quarter of 2009 and $10 in 2010, and $5 for plant maintenance and strip and clean costs related to the closed plants.  The total cash cost for these restructuring actions is expected to be approximately $33, including $25 for severance costs and $8 for pension plan settlements.

H.        Asbestos-Related Liabilities

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

During the nine months ended September 30, 2009, Crown Cork received approximately 2,000 new claims, settled or dismissed approximately 2,000 claims for a total of $10, and had approximately 50,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.  The outstanding claims at September 30, 2009 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow.  The outstanding claims also exclude approximately 19,000 inactive claims.  Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action.  The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

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

As of September 30, 2009, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $185, including $133 for unasserted claims and $1 for committed settlements that will be paid over time.

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

Crown Holdings, Inc.

Underlying the accrual are assumptions that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the state asbestos legislation  described above is expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related  claims in  those  states, and  other states where Pennsylvania law may apply.  The Company’s accrual of $185 includes estimates for probable costs for claims through the year 2018.  Potential estimated additional claims costs of $38 beyond 2018 have not been included in the Company’s accrual, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.

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

I.           Commitments and Contingent Liabilities

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

At September 30, 2009, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested.   The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At September 30, 2009, the Company also had guarantees of $29 related to the residual values of leased assets.

Crown Holdings, Inc.

J.	Debt

In May 2009, the Company sold $400 principal amount of 7.625% senior unsecured notes due 2017 in a private placement.  The notes were priced at 97.092% to yield 8.125% and the Company received proceeds of $388.  The notes were issued by Crown Americas LLC and Crown Americas Capital Corp. II.  The notes are senior obligations of the issuers, ranking senior in right of payment to all subordinated indebtedness of Crown Americas LLC and Crown Americas Capital Corp. II, and are unconditionally guaranteed on a senior basis by the Company and substantially all of its U.S. subsidiaries.

In September 2009, the Company purchased through a tender offer €246 of the €460 6.25% senior secured notes of Crown European Holdings SA due 2011.  In addition to the principal of €246, the total purchase price of €258 also included €11 for a redemption premium of 4.5% of the principal amount tendered and subsequently purchased and €1 for accrued and unpaid interest.  Notes purchased in the tender offer were cancelled.

Also in September 2009, the Company made an irrevocable deposit of $212 with a trustee to satisfy and discharge all of the outstanding indebtedness with respect to the 8.0% debentures of Crown Cork & Seal Company, Inc. due 2023.  The payment of $212 included $200 for the principal amount of the debentures, $9 for accrued and unpaid interest to the redemption date of October 30, 2009, and $3 for a redemption premium of 1.525% of the principal amount redeemed.

K.	Acquisition

In June 2009, the Company acquired a 70% interest in a beverage can production facility near Ho Chi Minh City, Vietnam for $4 in cash, net of cash acquired, and a note payable of $18.  The facility had not commenced commercial production at the time it was acquired by the Company.  The Company expects to complete equipment installation and start-up and begin selling beverage cans produced by the facility in the fourth quarter of 2009.  The overall purchase price allocation included $28 to property, plant and equipment, $18 to the note payable, $4 to other liabilities, and $2 to noncontrolling interests.

L.         Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the three and nine month periods ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Earnings:
Net income attributable to Crown Holdings	$108	$114	$253	$240

Weighted average common shares outstanding:
Basic	159.2	160.0	158.9	159.6
Add: dilutive stock awards	2.9	3.4	2.8	3.6
Diluted	162.1	163.4	161.7	163.2

Basic earnings per share	$0.68	$0.71	$1.59	$1.50

Diluted earnings per share	$0.67	$0.70	$1.56	$1.47

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 3.3 million and 3.6 million shares for the three and nine months ended September 30, 2009 and 4.1 million and 4.2 million shares for the same periods in 2008.  These shares  were  excluded  because the exercise prices of the then outstanding options were above the average market prices for the related periods.

Crown Holdings, Inc.

M.       Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits – U.S. Plans	2009	2008	2009	2008

Service cost	$2	$2	$6	$6
Interest cost	20	20	60	60
Expected return on plan assets	(18)	(29)	(53)	(88)
Recognized prior service cost	1	1	2	2
Recognized net loss	20	7	59	22
Settlement		3		6
Net periodic cost	$25	$4	$74	$8

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits – Non-U.S. Plans	2009	2008	2009	2008

Service cost	$6	$5	$15	$25
Interest cost	38	45	108	137
Expected return on plan assets	(43)	(58)	(120)	(181)
Recognized prior service credit	(1)	(2)	(4)	(5)
Recognized net loss	7	9	21	27
Curtailment	11		11
Net periodic cost/(credit)	$18	$(1)	$31	$3

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other Postretirement Benefits	2009	2008	2009	2008

Service cost	$2	$2	$6	$6
Interest cost	7	8	22	23
Recognized prior service credit	(6)	(6)	(17)	(17)
Recognized net loss	2	2	6	6
Curtailment	1		1
Net periodic cost	$6	$6	$18	$18

The curtailment charges included in the tables above were incurred in connection with restrucuring activities in the Company's Canadian operations as described in Note G.

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

The Company evaluates performance and allocates resources based on segment income. Segment income, which is not a defined term under U.S. GAAP, is defined by the Company as gross profit less selling and administrative expenses. Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

Crown Holdings, Inc.

The tables below present information about operating segments for the three and nine months ended  September 30, 2009 and 2008:

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Americas Beverage	$483	$519	$1,370	$1,471
North America Food	313	270	760	675
European Beverage	427	454	1,219	1,278
European Food	647	685	1,502	1,730
European Specialty Packaging	116	127	305	357
Total reportable segments	1,986	2,055	5,156	5,511

Non-reportable segments	296	314	865	917
Total	$2,282	$2,369	$6,021	$6,428

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Americas Beverage	$59	$59	$162	$164
North America Food	52	34	99	65
European Beverage	74	74	219	207
European Food	85	89	208	192
European Specialty Packaging	10	8	19	20
Total reportable segments	$280	$264	$707	$648

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three and nine months ended September 30, 2009 and 2008 follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Segment income of reportable segments	$280	$264	$707	$648
Segment income of non-reportable segments	46	45	134	127
Corporate and unallocated items	(56)	(36)	(172)	(106)
Gain/(loss) on sale of assets	1	(2)	2
Provision for restructuring	(40)	(3)	(42)	(4)
Loss from early extinguishments of debt	(27)		(27)	(2)
Interest expense	(66)	(76)	(189)	(232)
Interest income	1	3	4	8
Translation and foreign exchange	5	(5)	1	(6)
Income before income taxes and equity earnings	$144	$190	$418	$433

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.  The increase in 2009 was primarily   due to increased pension costs in the Company’s U.S. and U.K. plans.

Crown Holdings, Inc.

O.        Condensed Combining Financial Information

Crown European Holdings SA (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.  The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands.  The following condensed combining financial statements:

•	statements of operations for the three and nine months ended September 30, 2009 and 2008,
•	balance sheets as of September 30, 2009 and December 31, 2008, and
•	statements of cash flows for the nine months ended September 30, 2009 and 2008 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,281	$1,001		$2,282
Cost of products sold, excluding depreciation and amortization		$(3)	1,059	812		1,868
Depreciation and amortization			25	24		49

Gross profit		3	197	165		365

Selling and administrative expense			68	27		95
Gain on sale of assets			(1)			(1)
Provision for restructuring			26	14		40
Loss from early extinguishments of debt		17	10			27
Net interest expense		4	54	7		65
Technology royalty			(12)	12
Translation and foreign exchange		1	(3)	(3)		(5)

Income/(loss) before income taxes		(19)	55	108		144
Provision/(benefit) for income taxes			(21)	24		3
Equity earnings in affiliates	$108	118	32		$(258)
Net income	108	99	108	84	(258)	141
Net income attributable to noncontrolling interests				(33)		(33)
Net income attributable to Crown Holdings	$108	$99	$108	$51	$(258)	$108

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,328	$1,041		$2,369
Cost of products sold, excluding depreciation and amortization		$(4)	1,058	884		1,938
Depreciation and amortization			30	26		56

Gross profit		4	240	131		375

Selling and administrative expense		(1)	80	23		102
(Gain)/loss on sale of assets			5	(3)		2
Provision for restructuring			1	2		3
Net interest expense		19	50	4		73
Technology royalty			(13)	13
Translation and foreign exchange		(2)	4	3		5

Income/(loss) before income taxes		(12)	113	89		190
Provision for income taxes			28	17		45
Equity earnings/(loss) in affiliates	$114	93	29		$(238)	(2)
Net income	114	81	114	72	(238)	143
Net income attributable to noncontrolling interests				(29)		(29)
Net income attributable to Crown Holdings	$114	$81	$114	$43	$(238)	$114

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$3,460	$2,561		$6,021
Cost of products sold, excluding depreciation and amortization		$(8)	2,878	2,066		4,936
Depreciation and amortization			73	69		142

Gross profit		8	509	426		943

Selling and administrative expense		(2)	202	74		274
Gain on sale of assets			(2)			(2)
Provision for restructuring			28	14		42
Loss from early extinguishments of debt		17	10			27
Net interest expense		18	150	17		185
Technology royalty			(29)	29
Translation and foreign exchange		5	(5)	(1)		(1)

Income/(loss) before income taxes		(30)	155	293		418
Provision for income taxes			7	64		71
Equity earnings/(loss) in affiliates	$253	243	105		$(605)	(4)
Net income	253	213	253	229	(605)	343
Net income attributable to noncontrolling interests				(90)		(90)
Net income attributable to Crown Holdings	$253	$213	$253	$139	$(605)	$253

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$3,694	$2,734		$6,428
Cost of products sold, excluding depreciation and amortization		$(14)	3,028	2,271		5,285
Depreciation and amortization			92	73		165

Gross profit		14	574	390		978

Selling and administrative expense		(2)	233	78		309
(Gain)/loss on sale of assets		(6)	12	(6)
Provision for restructuring			1	3		4
Loss from early extinguishment of debt		2				2
Net interest expense		70	142	12		224
Technology royalty			(31)	31
Translation and foreign exchange		(2)	5	3		6

Income/(loss) before income taxes		(48)	212	269		433
Provision for income taxes			57	56		113
Equity earnings in affiliates	$240	203	85		$(527)	1
Net income	240	155	240	213	(527)	321
Net income attributable to noncontrolling interests				(81)		(81)
Net income attributable to Crown Holdings	$240	$155	$240	$132	$(527)	$240

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$69	$369		$438
Receivables, net		$87	184	783		1,054
Intercompany receivables		2	73	31	$(106)
Inventories			579	498		1,077
Prepaid expenses and other current assets	$3	8	74	19		104
Total current assets	3	97	979	1,700	(106)	2,673

Intercompany debt receivables		2,096	2,400	311	(4,807)
Investments	331	2,697	(200)		(2,828)
Goodwill			1,442	618		2,060
Property, plant and equipment, net			679	817		1,496
Other non-current assets		2	918	29		949
Total	$334	$4,892	$6,218	$3,475	$(7,741)	$7,178

Liabilities and equity
Current liabilities
Short-term debt		$28	$8	$16		$52
Current maturities of long-term debt		4	6	15		25
Accounts payable and accrued liabilities	$15	60	1,075	779		1,929
Intercompany payables			31	75	$(106)
Total current liabilities	15	92	1,120	885	(106)	2,006

Long-term debt, excluding current maturities		734	2,340	74		3,148
Long-term intercompany debt	186	2,983	1,164	474	(4,807)
Postretirement and pension liabilities			913	18		931
Other non-current liabilities		58	350	158		566
Commitments and contingent liabilities

Noncontrolling interests				394		394
Crown Holdings shareholders’ equity	133	1,025	331	1,472	(2,828)	133
Total equity	133	1,025	331	1,866	(2,828)	527

Total	$334	$4,892	$6,218	$3,475	$(7,741)	$7,178

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$7	$(41)	$204	$10		$180

Cash flows from investing activities
Capital expenditures			(37)	(71)		(108)
Proceeds from sale of property, plant and equipment			2			2
Intercompany investing activities			133	(77)	$(56)
Other				(4)		(4)

Net cash provided by/(used for) investing activities			98	(152)	(56)	(110)

Cash flows from financing activities
Proceeds from long-term debt			388	11		399
Payments of long-term debt		(362)	(201)	(14)		(577)
Net change in revolving credit facility and short-term debt		18		(11)		7
Net change in long-term intercompany balances	(12)	332	(567)	247
Common stock issued	9					9
Common stock repurchased	(4)					(4)
Dividends paid				(56)	56
Dividends paid to noncontrolling interests				(53)		(53)
Other		(24)	7			(17)

Net cash provided by/(used for) financing activities	(7)	(36)	(373)	124	56	(236)

Effect of exchange rate changes on cash and cash equivalents			2	6		8

Net change in cash and cash equivalents		(77)	(69)	(12)		(158)

Cash and cash equivalents at January 1		77	138	381		596

Cash and cash equivalents at September 30	$0	$0	$69	$369	$0	$438

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$9	$(70)	$44	$(129)		$(146)

Cash flows from investing activities
Capital expenditures			(33)	(81)		(114)
Proceeds from sale of property, plant and equipment			1	9		10
Intercompany investing activities		434	(360)		$(74)
Other			(22)	(2)		(24)

Net cash provided by/(used for) investing activities		434	(414)	(74)	(74)	(128)

Cash flows from financing activities
Payments of long-term debt		(41)	(1)	(25)		(67)
Net change in revolving credit facility and short-term debt		100	96	16		212
Net change in long-term intercompany balances	(16)	(459)	229	246
Common stock issued	10					10
Common stock repurchased	(3)					(3)
Dividends paid				(74)	74
Dividends paid to noncontrolling interests				(43)		(43)
Other		23	17			40

Net cash provided by/(used for) financing activities	(9)	(377)	341	120	74	149

Effect of exchange rate changes on cash and cash equivalents

Net change in cash and cash equivalents		(13)	(29)	(83)		(125)

Cash and cash equivalents at January 1		13	81	363		457

Cash and cash equivalents at September 30	$0	$0	$52	$280	$0	$332

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent).  No other subsidiary guarantees the debt.  The following condensed combining financial statements:

•	statements of operations for the three and nine months ended September 30, 2009 and 2008,
•	balance sheets as of September 30, 2009 and December 31, 2008 and
•	statements of cash flows for the nine months ended September 30, 2009 and 2008 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,282		$2,282
Cost of products sold, excluding depreciation and amortization			1,868		1,868
Depreciation and amortization			49		49

Gross profit			365		365

Selling and administrative expense		$2	93		95
Gain on sale of assets			(1)		(1)
Provision for restructuring			40		40
Loss from early extinguishments of debt		6	21		27
Net interest expense		22	43		65
Translation and foreign exchange			(5)		(5)

Income/(loss) before income taxes		(30)	174		144
Provision/(benefit) for income taxes		(12)	15		3
Equity earnings/(loss) in affiliates	$108	126	(1)	$(233)
Net income	108	108	158	(233)	141
Net income attributable to noncontrolling interests			(33)		(33)
Net income attributable to Crown Holdings	$108	$108	$125	$(233)	$108

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2008
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,369		$2,369
Cost of products sold, excluding depreciation and amortization			1,938		1,938
Depreciation and amortization			56		56

Gross profit			375		375

Selling and administrative expense		$6	96		102
(Gain)/loss on sale of assets		4	(2)		2
Provision for restructuring			3		3
Net interest expense		18	55		73
Translation and foreign exchange			5		5

Income/(loss) before income taxes		(28)	218		190
Provision/(benefit) for income taxes		(10)	55		45
Equity earnings/(loss) in affiliates	$114	132		$(248)	(2)
Net income	114	114	163	(248)	143
Net income attributable to noncontrolling interests			(29)		(29)
Net income attributable to Crown Holdings	$114	$114	$134	$(248)	$114

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,021		$6,021
Cost of products sold, excluding depreciation and amortization			4,936		4,936
Depreciation and amortization			142		142

Gross profit			943		943

Selling and administrative expense		$8	266		274
Gain on sale of assets			(2)		(2)
Provision for restructuring			42		42
Loss from early extinguishments of debt		6	21		27
Net interest expense		63	122		185
Translation and foreign exchange			(1)		(1)

Income/(loss) before income taxes		(77)	495		418
Provision/(benefit) for income taxes		(30)	101		71
Equity earnings/(loss) in affiliates	$253	300	(5)	$(552)	(4)
Net income	253	253	389	(552)	343
Net income attributable to noncontrolling interests			(90)		(90)
Net income attributable to Crown Holdings	$253	$253	$299	$(552)	$253

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2008
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,428		$6,428
Cost of products sold, excluding depreciation and amortization			5,285		5,285
Depreciation and amortization			165		165

Gross profit			978		978

Selling and administrative expense		$14	295		309
(Gain)/loss on sale of assets		4	(4)
Provision for restructuring			4		4
Loss from early extinguishment of debt			2		2
Net interest expense		52	172		224
Translation and foreign exchange			6		6

Income/(loss) before income taxes		(70)	503		433
Provision/(benefit) for income taxes		(26)	139		113
Equity earnings in affiliates	$240	284	1	$(524)	1
Net income	240	240	365	(524)	321
Net income attributable to noncontrolling interests			(81)		(81)
Net income attributable to Crown Holdings	$240	$240	$284	$(524)	$240

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$438		$438
Receivables, net			1,054		1,054
Inventories			1,077		1,077
Prepaid expenses and other current assets	$3		101		104
Total current assets	3		2,670		2,673

Intercompany debt receivables			747	$(747)
Investments	331	$1,123		(1,454)
Goodwill			2,060		2,060
Property, plant and equipment, net			1,496		1,496
Other non-current assets		503	446		949
Total	$334	$1,626	$7,419	$(2,201)	$7,178

Liabilities and equity
Current liabilities
Short-term debt			$52		$52
Current maturities of long-term debt			25		25
Accounts payable and accrued liabilities	$15	$45	1,869		1,929
Total current liabilities	15	45	1,946		2,006

Long-term debt, excluding current maturities		497	2,651		3,148
Long-term intercompany debt	186	561		$(747)
Postretirement and pension liabilities			931		931
Other non-current liabilities		192	374		566
Commitments and contingent liabilities

Noncontrolling interests			394		394
Crown Holdings shareholders’ equity	133	331	1,123	(1,454)	133
Total equity	133	331	1,517	(1,454)	527

Total	$334	$1,626	$7,419	$(2,201)	$7,178

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$7	$(25)	$198		$180

Cash flows from investing activities
Capital expenditures			(108)		(108)
Proceeds from sale of property, plant and equipment			2		2
Other		36	(4)	$(36)	(4)

Net cash provided by/(used for) investing activities		36	(110)	(36)	(110)

Cash flows from financing activities
Proceeds from long-term debt			399		399
Payments of long-term debt		(200)	(377)		(577)
Net change in revolving credit facility and short-term debt			7		7
Net change in long-term intercompany balances	(12)	189	(177)
Common stock issued	9				9
Common stock repurchased	(4)				(4)
Dividends paid			(36)	36
Dividends paid to noncontrolling interests			(53)		(53)
Other			(17)		(17)

Net cash used for financing activities	(7)	(11)	(254)	36	(236)

Effect of exchange rate changes on cash and cash equivalents			8		8

Net change in cash and cash equivalents			(158)		(158)

Cash and cash equivalents at January 1			596		596

Cash and cash equivalents at September 30	$0	$0	$438	$0	$438

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2008
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$9	$(23)	$(132)		$(146)

Cash flows from investing activities
Capital expenditures			(114)		(114)
Proceeds from sale of property, plant and equipment			10		10
Intercompany investing activities		32		$(32)
Other			(24)		(24)

Net cash provided by/(used for) investing activities		32	(128)	(32)	(128)

Cash flows from financing activities
Payments of long-term debt			(67)		(67)
Net change in revolving credit facility and short-term debt			212		212
Net change in long-term intercompany balances	$(16)	(9)	25
Common stock issued	10				10
Common stock repurchased	(3)				(3)
Dividends paid			(32)	32
Dividends paid to noncontrolling interests			(43)		(43)
Other			40		40

Net cash provided by(used for) financing activities	(9)	(9)	135	32	149

Effect of exchange rate changes on cash and cash equivalents

Net change in cash and cash equivalents			(125)		(125)

Cash and cash equivalents at January 1			457		457

Cash and cash equivalents at September 30	$0	$0	$332	$0	$332

Crown Holdings, Inc.

Crown Americas LLC, Crown Americas Capital Corp. and Crown Americas Capital Corp. II (collectively, the Issuers), 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.  The following condensed combining financial statements:

●  statements of operations for the three and nine months ended September 30, 2009 and 2008,

●  balance sheets as of September 30, 2009 and December 31, 2008 and

●    statements of cash flows for the nine months ended September 30, 2009 and 2008 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2009
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$614	$1,668		$2,282
Cost of products sold, excluding depreciation and amortization			517	1,351		1,868
Depreciation and amortization			11	38		49

Gross profit			86	279		365

Selling and administrative expense		$2	32	61		95
Gain on sale of assets				(1)		(1)
Provision for restructuring				40		40
Loss from early extinguishments of debt		5	5	17		27
Net interest expense		14	30	21		65
Technology royalty			(16)	16
Translation and foreign exchange				(5)		(5)

Income/(loss) before income taxes		(21)	35	130		144
Provision/(benefit) for income taxes		(8)	22	(11)		3
Equity earnings in affiliates	$108	39	95		$(242)
Net income	108	26	108	141	(242)	141
Net income attributable to noncontrolling interests				(33)		(33)
Net income attributable to Crown Holdings	$108	$26	$108	$108	$(242)	$108

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2008
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$593	$1,776		$2,369
Cost of products sold, excluding depreciation and amortization		$1	485	1,452		1,938
Depreciation and amortization			13	43		56

Gross profit		(1)	95	281		375

Selling and administrative expense		3	34	65		102
(Gain)/loss on sale of assets			4	(2)		2
Provision for restructuring				3		3
Net interest expense		9	31	33		73
Technology royalty			(15)	15
Translation and foreign exchange				5		5

Income/(loss) before income taxes		(13)	41	162		190
Provision/(benefit) for income taxes		(5)	31	19		45
Equity earnings/(loss) in affiliates	$114	8	104		$(228)	(2)

Net income	114		114	143	(228)	143
Net income attributable to noncontrolling interests				(29)		(29)
Net income attributable to Crown Holdings	$114	$0	$114	$114	$(228)	$114

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2009
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,699	$4,322		$6,021
Cost of products sold, excluding depreciation and amortization			1,458	3,478		4,936
Depreciation and amortization			33	109		142

Gross profit			208	735		943

Selling and administrative expense		$4	100	170		274
Gain on sale of assets			(1)	(1)		(2)
Provision for restructuring				42		42
Loss from early extinguishments of debt		5	5	17		27
Net interest expense		36	86	63		185
Technology royalty			(38)	38
Translation and foreign exchange				(1)		(1)

Income/(loss) before income taxes		(45)	56	407		418
Provision/(benefit) for income taxes		(17)	49	39		71
Equity earnings/(loss) in affiliates	$253	65	246		$(568)	(4)
Net income	253	37	253	368	(568)	343
Net income attributable to noncontrolling interests				(90)		(90)
Net income attributable to Crown Holdings	$253	$37	$253	$278	$(568)	$253

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2008
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,655	$4,773		$6,428
Cost of products sold, excluding depreciation and amortization		$2	1,367	3,916		5,285
Depreciation and amortization			40	125		165

Gross profit		(2)	248	732		978

Selling and administrative expense		7	101	201		309
(Gain)/loss on sale of assets			4	(4)
Provision for restructuring				4		4
Loss from early extinguishment of debt				2		2
Net interest expense		31	76	117		224
Technology royalty			(39)	39
Translation and foreign exchange				6		6

Income/(loss) before income taxes		(40)	106	367		433
Provision/(benefit) for income taxes		(15)	63	65		113
Equity earnings in affiliates	$240	78	197		$(514)	1
Net income	240	53	240	302	(514)	321
Net income attributable to noncontrolling interests				(81)		(81)
Net income attributable to Crown Holdings	$240	$53	$240	$221	$(514)	$240

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2009
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$41	$2	$395		$438
Receivables, net			14	1,040		1,054
Intercompany receivables			56	4	$(60)
Inventories			256	821		1,077
Prepaid expenses and other current assets	$3	1	4	96		104
Total current assets	3	42	332	2,356	(60)	2,673

Intercompany debt receivables		1,552	867	491	(2,910)
Investments	331	963	822		(2,116)
Goodwill			453	1,607		2,060
Property, plant and equipment, net		2	296	1,198		1,496
Other non-current assets		26	518	405		949
Total	$334	$2,585	$3,288	$6,057	$(5,086)	$7,178

Liabilities and equity
Current liabilities
Short-term debt				$52		$52
Current maturities of long-term debt		$4	$1	20		25
Accounts payable and accrued liabilities	$15	50	340	1,524		1,929
Intercompany payables			4	56	$(60)
Total current liabilities	15	54	345	1,652	(60)	2,006

Long-term debt, excluding current maturities		1,839	500	809		3,148
Long-term intercompany debt	186	527	1,121	1,076	(2,910)
Postretirement and pension liabilities			737	194		931
Other non-current liabilities			254	312		566
Commitments and contingent liabilities

Noncontrolling interests				394		394
Crown Holdings shareholders’ equity	133	165	331	1,620	(2,116)	133
Total equity	133	165	331	2,014	(2,116)	527

Total	$334	$2,585	$3,288	$6,057	$(5,086)	$7,178

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2009
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by operating activities	$7	$10	$40	$123		$180

Cash flows from investing activities
Capital expenditures			(19)	(89)		(108)
Proceeds from sale of property, plant and equipment			2			2
Intercompany investing activities		4	41		$(45)
Other				(4)		(4)
Net cash provided by/(used for) investing activities		4	24	(93)	(45)	(110)

Cash flows from financing activities
Proceeds from long-term debt		388		11		399
Payments of long-term debt			(201)	(376)		(577)
Net change in revolving credit facility and short-term debt				7		7
Net change in long-term intercompany balances	(12)	(445)	136	321
Common stock issued	9					9
Common stock repurchased	(4)					(4)
Dividends paid				(45)	45
Dividends paid to noncontrolling interests				(53)		(53)
Other		(8)		(9)		(17)

Net cash used for financing activities	(7)	(65)	(65)	(144)	45	(236)

Effect of exchange rate changes on cash and cash equivalents				8		8

Net change in cash and cash equivalents		(51)	(1)	(106)		(158)

Cash and cash equivalents at January 1		92	3	501		596

Cash and cash equivalents at September 30	$0	$41	$2	$395	$0	$438

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2008
(in millions)

	Parent	Issuers	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$9	$5	$91	$(251)		$(146)

Cash flows from investing activities
Capital expenditures			(18)	(96)		(114)
Proceeds from sale of property, plant and equipment			2	8		10
Intercompany investing activities		5	(502)	528	$(31)
Other		(6)		(18)		(24)

Net cash provided by/(used for) investing activities		(1)	(518)	422	(31)	(128)

Cash flows from financing activities
Payments of long-term debt			(1)	(66)		(67)
Net change in revolving credit facility and short-term debt		55		157		212
Net change in long-term intercompany balances	$(16)	(78)	426	(332)
Common stock issued	10					10
Common stock repurchased	(3)					(3)
Dividends paid				(31)	31
Dividends paid to noncontrolling interests				(43)		(43)
Other				40		40

Net cash provided by/(used for) financing activities	(9)	(23)	425	(275)	31	149

Effect of exchange rate changes on cash and cash equivalents

Net change in cash and cash equivalents		(19)	(2)	(104)		(125)

Cash and cash equivalents at January 1		42	5	410		457

Cash and cash equivalents at September 30	$0	$23	$3	$306	$0	$332

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and nine months ended September 30, 2009 compared to the corresponding period in 2008 and the changes in financial condition and liquidity from December 31, 2008.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K filed May 5, 2009, along with the consolidated financial statements and related notes included in and referred to within this report.

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

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations.  In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt.  The Company’s total debt of $3,225 at September 30, 2009 decreased $308 from $3,533 at September 30, 2008, net of $57 of increase due to foreign currency translation.  The Company’s cash balances increased from $332 to $438 during the same period, net of a decrease of $12 due to foreign currency translation.

The Company considers possible transactions such as acquisitions (which, if effected, may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $467 was available at September 30, 2009). Such transactions would be subject to compliance with the Company’s debt agreements.

The cost of aluminum and steel, the primary raw materials used to manufacture the Company’s products, has fluctuated significantly in recent years.  The Company attempts to pass-through increased costs resulting from such fluctuations to its customers through provisions that adjust the selling prices to certain customers based on changes in the market price of the applicable raw material, or through surcharges where no such provision exists.  The Company recognizes revenue related to its selling price increases when all of the revenue recognition criteria has been met.  There can be no assurance that the Company will be able to fully recover from its customers the impact of any increases in aluminum and steel costs.

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

Net Sales

Net sales in the third quarter of 2009 were $2,282, a decrease of $87 or 3.7% compared to net sales of $2,369 for the same period in 2008.  Net sales in the first nine months of 2009 were $6,021, a decrease of $407 or 6.3% compared to net sales of $6,428 for the same period in 2008.  The decrease in net sales for the third quarter and first nine months of 2009 included, among other items, $129 and $523, respectively, due to foreign currency translation.  Global beverage can volumes in the first nine months increased approximately 1% from 2008.  Global food can volumes decreased from 2008 due to destocking by customers, lower end user demand and the impact of fourth quarter 2008 buy-ahead primarily due to higher steel costs and selling prices in 2009.  The pass-through to customers of higher steel costs in the form of increased selling prices was offset by the pass-through of lower aluminum costs.  Sales from U.S. operations accounted for 28.2% and 25.8% of consolidated net sales in the first nine months of 2009 and 2008, respectively.  Sales of beverage cans and ends accounted for 47.8% and sales of food cans and ends accounted for 34.3% of consolidated net sales in the first nine months of 2009 compared to 47.1% and 34.0%, respectively, in 2008.

Net sales in the Americas Beverage segment decreased $36 or 6.9% from $519 in the third quarter of 2008 to $483 in the third quarter of 2009.  Net sales in the first nine months decreased $101 or 6.9% from $1,471 in 2008 to $1,370 in 2009.  The decreases in the quarter and first nine months of 2009 were primarily due to the pass-through of lower aluminum costs to customers in the form of decreased selling prices, and $13 from foreign currency translation in the quarter and $56 in the nine months.  Sales unit volumes for the quarter and nine months were generally level to the corresponding periods in the prior year.

Net sales in the North America Food segment increased $43 or 15.9% from $270 in the third quarter of 2008 to $313 in the third quarter of 2009.  Net sales in the first nine months increased $85 or 12.6% from $675 in 2008 to $760 in 2009. The increases in 2009 were primarily due to the pass-through to customers of higher steel costs, offset by lower sales unit volumes and $6 of foreign currency translation in the quarter and $21 for the nine months.  The lower sales unit volumes were primarily due to destocking by customers, lower end user demand and some buy-ahead in the fourth quarter of 2008 prior to 2009 price increases.

Net sales in the European Beverage segment decreased $27 or 5.9% from $454 in the third quarter of 2008 to $427 in the third quarter of 2009 including $29 from the impact of foreign currency translation.  Increases due to the pass-through of increased material costs to customers in the form of higher selling prices were offset by lower sales unit volumes.  Net sales in the first nine months decreased $59 or 4.6% from $1,278 in 2008 to $1,219 in 2009.  The decrease in 2009 included $129 from the impact of foreign currency translation, offset by the pass-through of increased material costs to customers.  Sales unit volumes for the nine months were largely unchanged from 2008.

Net sales in the European Food segment decreased $38 or 5.5% from $685 in the third quarter of 2008 to $647 in the third quarter of 2009.  The decrease in 2009 was primarily due to $54 from the impact of foreign currency translation, as higher selling prices from the pass-through of increased steel costs to customers were offset by lower sales unit volumes.  Net sales in the first nine months decreased $228 or 13.2% from $1,730 in 2008 to $1,502 in 2009.  The decrease in 2009 included $212 from the impact of foreign currency translation and an additional $16 from sales volume decreases in excess of selling price increases.  The volume decreases in the quarter and first nine months of 2009 were primarily due to destocking by customers, lower end user demand and some buy-ahead in the fourth quarter of 2008 prior to 2009 selling price increases.

Net sales in the European Specialty Packaging segment decreased $11 or 8.7% from $127 in the third quarter of 2008 to $116 in the third quarter of 2009 was primarily due to $10 from the impact of foreign currency translation. Higher selling prices from the pass-through of increased steel costs to customers were offset by lower sales unit volumes.  Net sales in the first nine months decreased $52 or 14.6% from $357 in 2008 to $305 in 2009, including $43 due to currency translation.

 Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,868 and $4,936 for the third quarter and first nine months of 2009, decreases of $70 and $349 compared to $1,938 and $5,285 for the same periods in 2008.  The decreases included $108 and $429 due to the impact of foreign currency translation for the quarter and first nine months.  Decreases due to lower aluminum costs and sales unit volumes largely offset increases due to higher steel costs and pension expense.   The increases in pension expense were primarily due to the lower market value of plan assets at the end of 2008 compared to the end of 2007.  Pension  expense  for  the  Company’s U.S. and U.K. plans is not allocated to specific reportable segments, but is included in segment income as part of “corporate and unallocated items.”

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 81.9% and 82.0% for the third quarter and first nine months of 2009 compared to 81.8% and 82.2% for the same periods in 2008.

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

Depreciation and Amortization

Depreciation and amortization was $49 and $142 in the third quarter and first nine months of 2009, compared to $56 and $165 for the prior year periods.  The decreases in 2009 were primarily due to $2 and $12 of foreign currency translation impact for the quarter and nine months and lower capital spending in recent years.

Selling and Administrative Expense

Selling and administrative expense was $95 in the third quarter of 2009 compared to $102 for the same period in 2008.  The decrease in 2009 was primarily due to $5 from the impact of foreign currency translation.  As a percentage of net sales, selling and administrative expense was 4.2% for the third quarter of 2009 and 4.3% for 2008.

Selling and administrative expense was $274 in the first nine months of 2009 compared to $309 for the same period in 2008.  The decrease in 2009 was primarily due to $27 from the impact of foreign currency translation.  As a percentage of net sales, selling and administrative expense was 4.6% and 4.8% for the first nine months of 2009 and 2008.

Segment Income

As discussed under Note N to the consolidated financial statements, the Company defines segment income as gross profit less selling and administrative expense. See Note N to the consolidated financial statements for a reconciliation of segment income to income before income taxes and equity earnings.

Segment income decreased $3 or 1.1% from $273 in the third quarter of 2008 to $270 in the third quarter of 2009, including decreases of $14 due to foreign currency translation and $29 due to increased pension expense, and lower overall sales unit volumes.  Pension expense is primarily recorded in “corporate and unallocated items” within the Company’s segment reporting. These decreases were partially offset by improvements due to inventory holding gains from the sale of lower cost inventory on hand at the end of the year, selling price increases and ongoing cost reduction and efficiency improvement programs. Segment income for the first nine months of 2009 was unchanged from $669 in 2008 as increases from inventory holding gains, selling price increases and cost reductions were offset by decreases of $55 due to foreign currency translation, $83 due to increased pension expense, and lower overall sales unit volumes.

Segment income in the Americas Beverage segment was unchanged from the third quarter of the prior year.  Segment income for the nine months decreased $2 or 1.2% from $164 in 2008 to $162 in 2009. Sales unit volumes were within 1% of prior year volumes for both the quarter and first nine months.  Foreign currency translation reduced segment income by $1 and $5 for the quarter and nine months, respectively.

Crown Holdings, Inc.

 Item 2.  Management’s Discussion and Analysis (Continued)

Segment income in the North America Food segment increased $18 or 52.9% from $34 in the third quarter of 2008 to $52 in the third quarter of 2009.  Segment income in the first nine months increased $34 or 52.3% from $65 in 2008 to $99 in 2009.   The  increases in segment income in 2009 were primarily due to inventory holding gains from the sale of lower cost inventory on hand at the end of the year and improvements in plant manufacturing performance, including benefits from the integration of a closed food can plant in Canada into the U.S. operations, which offset lower sales unit volumes.

Segment income of $74 in the European Beverage segment was unchanged from the third quarter of 2008 as improvements due to costs savings and operating efficiencies were offset by a decrease of $2 due to foreign currency translation.  Segment income in the first nine months increased from $207 in 2008 to $219 in 2009 primarily due to cost savings, partially offset by a decrease of $18 due to foreign currency translation.

Segment income in the European Food segment decreased $4 or 4.5% from $89 in the third quarter of 2008 to $85 in the third quarter of 2009, primarily due to lower sales unit volumes and foreign currency translation of $8, offset by selling price increases.  Segment income for the nine months increased $16 or 8.3% from $192 in 2008 to $208 in 2009 primarily due to inventory holding gains from the sale of lower cost inventory on hand at the end of the year, partially offset by lower sales unit volumes and foreign currency translation  of $22.  Segment income also included charges of $7 and $8 for the quarter and nine months, respectively, for provisions against trade receivables, including $5 for one customer recorded in the third quarter.

Segment income in the European Specialty Packaging segment increased $2 or 25.0% from $8 in the third quarter of 2008 to $10 in the third quarter of 2009. Segment income in the first nine months decreased $1 or 5.0% from $20 in 2008 to $19 in 2009.  The impact of foreign currency translation reduced segment income by $1 and $3 for the quarter and first nine months, respectively.

Restructuring

During the second quarter of 2009, the Company incurred maintenance and closing costs of $2 for a Canadian food can plant that ceased operations in 2008.

During the third quarter of 2009, the Company recorded restructuring charges of $40, including $20 related to the closure of two food can plants and an aerosol plant in Canada, $19 for severance costs to reduce headcount in the Company’s European division and $1 for costs related to a prior restructuring action in Canada.  The charge of $20 in Canada included $12 for pension and postretirement benefit plan curtailment charges, $6 for severance costs and $2 for asset writedowns.  Also related to the Canadian plants, the Company expects to incur future additional charges of approximately $15 for pension settlements, including $5 in the fourth quarter of 2009 and $10 in 2010, and $5 for plant maintenance and strip and clean costs related to the closed plants.  The total cash cost for these restructuring actions is expected to be approximately $33, including $25 for severance costs and $8 for pension plan settlements.  The Company expects to save $25 on an annual basis when the actions are fully implemented.

Interest Expense

Interest expense decreased $10 from $76 in the third quarter of 2008 to $66 in the third quarter of 2009 due to $14 from lower interest rates and $2 from foreign currency translation, offset by an increase of $6 due to higher average debt outstanding.  Interest expense for the nine months decreased $43 from $232 in 2008 to $189 in 2009 due to $32 from lower interest rates and $11 from foreign currency translation.  While the Company experienced lower interest rates during the first nine months of 2009 compared to similar periods in 2008, there can be no assurances the Company’s prevailing interest rates and interest expense will not increase in future periods, whether as a result of fluctuations in the interest rates of the Company’s variable indebtedness, marginal increases in interest rates from the Company’s recent refinancing activities, future refinancings of the Company’s indebtedness or other factors.  See the discussion under the heading “Liquidity and Capital Resources–Liquidity” below for further detail.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

Taxes on Income

The third quarter of 2009 included net tax charges of $3 on pre-tax income of $144.  The difference of $47 between pre-tax income at the U.S. statutory rate of 35% or $50, and the tax charge of $3, was primarily due to benefits of $21 from lower tax rates in certain non-U.S. jurisdictions and $37 for valuation allowance adjustments, partially offset by charges of $11 for withholding taxes, state taxes and other items.  The valuation allowance adjustments of $37 included a credit of $40 for the release of valuation allowances in France based on the Company’s estimate of future profits.

The first nine months of 2009 included net tax charges of $71 on pre-tax income of $418 for an effective rate of 17.0%.  The difference of $75 between pre-tax income at the U.S. statutory rate of 35% or $146, and the tax charge of $71, was primarily due to benefits of $52 from lower tax rates in certain non-U.S. jurisdictions and $50 from valuation allowance adjustments, partially offset by charges of $27 for withholding taxes, state taxes and other items.  The valuation allowance adjustments of $50 included a credit of $40 for the release of valuation allowances in France based on the Company’s estimate of future profits.

The third quarter of 2008 included net tax charges of $45 on pre-tax income of $190 for an effective rate of 23.7%.  The difference of $22 between the pre-tax income at the U.S. statutory rate of 35% or $67, and the tax charges of $45, was primarily due to benefits of $15 from lower tax rates in certain non-U.S. jurisdictions, $5 from an adjustment to deferred taxes due to a change in the U.K. tax law regarding depreciation, and $3 for provision reversals, partially offset by other net charges of $1, including withholding taxes.

The first nine months of 2008 included net tax charges of $113 on pre-tax income of $433 for an effective rate of 26.1%.  The difference of $39 between the pre-tax income at the U.S. statutory rate of 35% or $152, and the tax charges of $113, was primarily due to benefits of $44 from lower tax rates in certain non-U.S. jurisdictions, $5 from an adjustment to deferred taxes due to a change in the U.K. tax law regarding depreciation and $3 for provision reversals. These benefits were partially offset by charges of $6 for withholding taxes, $5 for valuation allowance adjustments and $2 of other items.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased from $29 and $81 in the third quarter and first nine months of 2008 to $33 and $90 in the third quarter and first nine months of 2009, primarily due to increased profits in the Company’s Middle East operations.

Liquidity and Capital Resources

Cash from Operations

Cash of $180 was provided by operating activities in the first nine months of 2009 compared to $146 used for operating activities during the same period in 2008.  The improvement of $326 in cash from operating activities included an improvement in receivables of $142 in 2009 compared to 2008, primarily due to the collection of receivables from strong fourth quarter 2008 sales, and $23 of increased securitization.  Segment income, as defined in Note N to the consolidated financial statements, was unchanged in the first nine months of 2009 compared to the same period in 2008, but included $83 of additional pension expense in 2009, while cash contributions to the company’s pension plans decreased from $59 in 2008 to $42 in 2009.  Interest payments decreased from $185 in the first nine months of 2008 to $153 in the same period in 2009 primarily due to lower interest rates.

Investing Activities

Investing activities used cash of $110 during the first nine months of 2009 compared to cash used of $128 in the prior year period.  Primary investing activities were capital expenditures of $108 in the first nine months of 2009 and $114 in 2008.  The Company expects its full year capital expenditures to be approximately $185 compared to $174 in 2008.  Other investing activities of $24 in 2008 included payments of $13 to repurchase a portion of the outstanding shares from minority shareholders in the Company’s operations in Greece.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

Financing Activities

Financing activities used cash of $236 during the first nine months of 2009 compared to cash provided of $149 during the same period in 2008.  Proceeds from long-term debt of $399 in 2009 included $388 from notes issued in May 2009 as discussed under “Liquidity” below.  Payments of long-term debt of $577 in 2009 included $362 (€246) of notes purchased in a tender offer and $200 of debt satisfied through an irrevocable deposit with a trustee, also discussed under the heading “Liquidity” below.  Other financing activities of $40 in 2008 represents payments received related to the settlement of foreign currency derivatives used to hedge intercompany debt obligations.

Liquidity

In May 2009, the Company sold $400 principal amount of 7.625% senior unsecured notes due 2017 in a private placement.  The notes were priced at 97.092% to yield 8.125% and the Company received proceeds of $388.  The notes were issued by Crown Americas LLC and Crown Americas Capital Corp. II.  The notes are senior obligations of the issuers, ranking senior in right of payment to all subordinated indebtedness of Crown Americas LLC and Crown Americas Capital Corp. II, and are unconditionally guaranteed on a senior basis by the Company and substantially all of its U.S. subsidiaries.

In September 2009, the Company purchased through a tender offer €246 of the €460 6.25% senior secured notes of Crown European Holdings SA due 2011.  In addition to the principal of €246, the total purchase price of €258 also included €11 for a redemption premium of 4.5% of the principal amount tendered and subsequently purchased and €1 for accrued and unpaid interest.  Notes purchased in the tender offer were cancelled.

Also in September 2009, the Company made an irrevocable deposit of $212 with a trustee to satisfy and discharge all of the outstanding indebtedness with respect to the 8.0% debentures of Crown Cork & Seal Company, Inc. due 2023.  The payment of $212 included $200 for the principal amount of the debentures, $9 for accrued and unpaid interest to the redemption date of October 30, 2009, and $3 for a redemption premium of 1.525% of the principal amount redeemed.

As of September 30, 2009, the Company had $668 of borrowing capacity available under its revolving credit facility, equal to the total facility of $758 less $71 of outstanding standby letters of credit and $19 of borrowings.

The Company’s current sources of liquidity and borrowings expire or mature as follows – its $225 North American securitization facility in March 2010; its €120 European securitization facility in June 2010; its $758 revolving credit facility in May 2011; its €214 first priority senior secured notes in September 2011; its $742 first priority term loans in November 2012; its $500 7.625% senior notes in November 2013; its $600 7.75% senior notes in November 2015; and its $400 7.625% senior notes in May 2017.

The Company’s debt agreements contain covenants that provide limits on the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, make certain other restricted payments, create liens and engage in sale and leaseback transactions.  These restrictions are subject to a number of exceptions, however, allowing the Company to incur additional debt or make otherwise restricted payments. The Company’s debt agreements also contain various financial covenants.

Contractual Obligations

At September 30, 2009, purchase obligations covering new agreements for raw materials and other consumables increased $128 for 2010, $355 for 2011 and $244 for 2012 above amounts provided within Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions.  Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company.  Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2008 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements.  There have been no significant changes in the Company’s critical accounting policies during the first nine months of 2009.

The discussion below supplements the discussion from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 with respect to the U.S. deferred tax allowance and pension plan asset return assumptions.  The discussion below should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in Exhibit 99 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2009.

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

During the third quarter of 2009, the Company released $40 of valuation allowance related to its French deferred tax assets based on the Company’s judgment that it is more likely than not that these deferred tax assets will be realized in 2010 through 2012.  The Company is unable to conclude at this time that it is more likely than not that it will realize any additional deferred tax assets beyond 2012 primarily due to uncertainty concerning the amount of future interest expense in its French operations. The Company’s European revolving credit facility expires in May 2011 and its European term loan expires in November 2012.  Both of these facilities are in France and the Company’s French operations are currently benefitting from low base interest rates and floating interest rates on this debt.  For purposes of reviewing its valuation allowance the Company has assumed, based on current market conditions, that its revolving credit facility will be refinanced at higher base rates at the end of 2010, and, because a similar term loan facility may not be available, that its term loan will be replaced by a fixed rate note.  The Company has also assumed that the operating profit in its French operations will remain consistent.  It is possible that the Company may be required to reinstate some or all of this valuation allowance at some future time if its income projections for 2010 to 2012 are later revised downwards. It is also possible that the Company will release additional portions of its valuation allowance in future periods if its income projections are revised upwards due to improved operating profits, or if it refinances its debt at interest rates lower than those assumed in its projections.  In addition, future changes in tax laws could cause the Company to restructure the amount of debt in its French operations as part of its tax planning strategies, which could impact the amount of interest expense and profits in these operations.  As of September 30, 2009, the Company had $111 of remaining valuation allowance related to its French deferred tax assets.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

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

Recent Accounting and Reporting Pronouncements

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentration  of  risk  within  plan  assets.  The guidance is effective for the Company as of December 31, 2009.  Upon initial application, the provisions of the guidance are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of the guidance.

In June 2009, the FASB issued guidance that eliminates the Qualified Special Purpose Entities (QSPEs) concept, established to facilitate off-balance sheet treatment of certain securitizations. More stringent criteria must be met to qualify for sale accounting when only a portion of a financial asset is transferred. This guidance impacts new transfers of many types of financial assets (for example, receivables securitization and factoring arrangements) occurring after the effective date. The guidance is effective for the Company on January 1, 2010. The Company is currently evaluating the requirements of this standard.

In June 2009, the FASB issued guidance that requires an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether the company is the primary beneficiary.  The standard is effective for the Company on January 1, 2010. The Company is currently evaluating the requirements of the guidance.

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference.  Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC.  In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices.  The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales agreements that permit the pass-through of commodity price and foreign exchange rate risk to customers.  The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company’s use of derivative instruments and their fair values at September 30, 2009, see Note F to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2009, the Company had approximately $0.9 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $2 million before tax.

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

For information regarding the Company's potential asbestos-related liabilities and certain other matters, see Note H entitled “Asbestos-Related Liabilities” and Note I entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part II in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which could materially affect the Company’s business, financial condition or future results.  The risks described in the Company’s Quarterly Report on Form 10-Q are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect the Company’s business, financial condition and/or operating results.

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the quarter ended September 30, 2009.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding common stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors.  This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares.  The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion.  The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and for other general corporate purposes.  As of September 30, 2009, $33 million of shares had been repurchased under this authorization.

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

Date:  October 30, 2009