Form 10-K
period 2009-12-31
CROWN HOLDINGS INC
filed 2010-03-01
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

          (Mark One)
                [  X  ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
                                For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [    ]   No  [ X ]

As of June 30, 2009, 160,037,940 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $3,863,316 based on the New York Stock Exchange closing price for such shares on that date.

As of February 22, 2010, 161,435,917 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                                                      Document                                                                                  Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2010                           Part III  to the extent described therein

Crown Holdings, Inc.

2009 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and metal vacuum closures and caps.  These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries.  At December 31, 2009, the Company operated 136 plants along with sales and service facilities throughout 41 countries and had approximately 20,500 employees. Consolidated net sales for the Company in 2009 were $7.9 billion with 72% of 2009 net sales derived from operations outside the United States, of which 73% of these non-U.S. revenues were derived from operations in the Company’s European Division.

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

AMERICAS DIVISION

The Americas Division includes operations in the United States, Canada, Mexico, South America and the Caribbean. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal vacuum closures and caps.  At December 31, 2009, the division operated 49 plants in 8 countries and had approximately 5,900 employees.  In 2009, the Americas Division had net sales of $3.2 billion.  Approximately 70% of the division’s 2009 net sales were derived  from  within the United  States.  Within the Americas Division the Company has determined that there are two reportable segments: Americas  Beverage  and  North  America  Food. Other operating segments consist of North America Aerosol, a plastic closures operation in Brazil, and food can operations in the Caribbean.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps.”  Americas Beverage had net sales in 2009 of $1.8 billion (22.9% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $207 million.

Crown Holdings, Inc.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures.  North America Food had net sales in 2009 of $1.0 billion (12.7% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $140 million.

EUROPEAN DIVISION

The European Division includes operations in Europe, the Middle East and Africa.  These operations  manufacture beverage, food and aerosol cans and ends, specialty packaging, metal vacuum closures and caps, and canmaking equipment. At December 31, 2009, the division operated 73 plants in 27 countries and had approximately 12,000 employees. Net sales in 2009 were $4.2 billion. Net sales in the United Kingdom of $729 million and in France of $686 million represented 17.4% and 16.4% of division net sales in 2009.

Within the European Division the Company has determined that there are three reportable segments: European Beverage, European Food and European Specialty Packaging.  European Aerosol is not included as a reportable segment.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends and steel crowns. European Beverage had net sales in 2009 of $1.6 billion (19.7% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $262 million.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures. European Food had net sales in 2009 of $2.0 billion (24.8% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $238 million.

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

European Specialty Packaging had net sales in 2009 of $404 million (5.1% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $18 million.

ASIA-PACIFIC DIVISION

The Asia-Pacific Division manufactures aluminum beverage cans and ends, steel food and aerosol cans and ends, and metal caps. At December 31, 2009, the division operated 14 plants in 6 countries and had approximately 2,300 employees. Net sales in 2009 were $629 million (7.9% of consolidated net sales) and beverage can and end sales were approximately 82.0% of division sales. The Asia-Pacific division is not included as a reportable segment.

Crown Holdings, Inc.

PRODUCTS

Beverage Cans

The Company supplies beverage cans and ends and other packaging products to a variety of beverage and beer companies, including Anheuser-Busch InBev, Coca-Cola, Cott Beverages, Dr Pepper Snapple Group, DAMM, Heineken, National Beverage and Pepsi-Cola, among others. The Company’s beverage can business is built around local, regional and global markets, which has served to develop the Company’s understanding of global consumer expectations.

The beverage market is dynamic and highly competitive, with each packaging manufacturer striving to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled the Company to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends and metal bottle caps. Innovations include the SuperEnd® beverage can end and shaped beverage cans.  The Company expects to continue to add capacity in many of the growth markets around the world.

Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and is continuing its efforts to reduce can and end diameter, lighten its cans, reduce non-metal costs and restructure production processes.

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two-and three-piece cans in numerous shapes and sizes, and sells food cans to food marketers such as Bonduelle, Cecab France, ConAgra, Continentale, Mars, Menu Foods, Morgan Foods, Nestlé and Premier Foods, among others.  The Company offers a wide variety of metal vacuum closures and sealing equipment solutions to leading marketers such as Danone, H. J. Heinz, Kraft, Nestlé, Premier Foods and Unilever, among others, from a network of metal vacuum closure plants around the world.  The Company supplies total packaging solutions, including metal and composite closures, capping systems and services while working closely with customers, retailers and glass and plastic container manufacturers to develop innovative closure solutions and meet customer requirements.

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

Aerosol Cans

The Company’s customers for aerosol cans and ends include manufacturers of personal care, food, household and industrial products, including Colep CCL, KIK Custom Products, Procter & Gamble (Gillette), SC Johnson and Unilever, among others.  The aerosol can business, while highly competitive, is marked by its high value-added service to customers.  Such value-added services include, among others, the ability to manufacture multiple sizes and design customer labels, multiple color schemes and shaped packaging.

Crown Holdings, Inc.

Specialty Packaging

The Company’s specialty packaging business is located primarily in Europe and serves many major European and multinational companies. The Company produces a wide variety of specialty containers with numerous lid and closure variations. The Company’s specialty packaging customers include Abbott Laboratories, Akzo Nobel, Cadbury plc, Danone (Sigma), Nestlé, PPG, Teisseire, Tikkurila Oy and United Biscuits, among others.

SALES AND DISTRIBUTION

Global marketers continue to demand the consolidation of their supplier base under long-term arrangements and qualify those suppliers on the basis of their ability to provide global service, innovative designs and technologies in a cost-effective manner.

With its global reach, the Company markets and sells products to customers through its own sales and marketing staff located within each operating segment. Regional sales personnel support the segments’ staffs.  In some instances, contracts with customers are centrally negotiated, but products are ordered through and distributed directly by the Company’s manufacturing facilities.  The Company’s facilities are generally located in proximity to their respective major customers. The Company works closely with customers in order to develop new business and to extend the terms of its existing contracts.

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

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged products in the world. Consolidation trends among beverage and food marketers has led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 26% of its 2009 net sales.  In  each of the  years in the  period  2007 through  2009, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating  segment of the  Company has  major  customers and the  loss of one or  more  of  these  major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

Crown Holdings, Inc.

RESEARCH AND DEVELOPMENT
The Company’s principal Research, Development & Engineering (RD&E) centers are located in Alsip, Illinois and Wantage, England. The Company depends upon its centralized RD&E capabilities to (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials that further promote the sustainability credentials of metal packaging, providing continuous quality and/or production efficiency improvements in its manufacturing facilities globally, (3) apply and develop technologies to advance customer and vendor relationships and provide value-added technical support, and (4) provide engineering services for the Company’s worldwide packaging activities.  These capabilities allow the Company to (1) identify new and/or expanded market opportunities by working directly with customers to develop new products or enhance existing products through the application of new technologies that better differentiate products in the retail environment (for example, the creation of new packaging shapes or novel decoration methods) and/or the incorporation of consumer-valued features (for example, improved openability or greater resealability) and (2) reduce manufacturing costs by reducing the material content in its products (while retaining performance), reducing spoilage, and increasing operating efficiencies.

Recent innovations include:

•
Enhancements to Crown’s proprietary SuperEnd® beverage can end, which requires less metal than existing ends without any reduction in strength, including new designs targeted to European, Middle Eastern, and South African markets.  The SuperEnd® offers improved pourability, drinkability, ease-of-opening and appearance over traditional ends.  This technology is now commercially available through the Company’s efforts and through its licensees to beverage customers on six continents – North and South America, Europe, Africa, Asia, and Australia.  To date, Crown and its licensees have produced more than 250 billion SuperEnd® beverage can ends, saving more than 61,000 metric tons of aluminum, over 1,000 metric tons of coatings, and more than 500,000 metric tons of greenhouse gases (equivalent to the annual emissions from 91,000 automobiles) compared to conventional beverage can ends.

•
Patented Easylift™ full aperture steel food can ends, launched initially with Nestlé Purina Petcare for pet food in Europe.  This revolutionary new end provides improved tab access and openability even compared to the Company’s leading EOLE™ full aperture easy-open end technology.  Certain consumer tests indicate strong preference for this end over those of Crown's competitors, and rollout across Europe and a North American launch was initiated in 2009.  The North American variant is designed to be interchangeable with non-easy-open ends on customer's seaming lines.  The expansion of Crown's award winning Easylift™ easy open end into all other main diameters has created a family of ends for a wide range of ambient food products including ready meals, vegetables and pet food.

•
An expanding family of PeelSeam™ flexible lidding for cans that provides exceptional ease of opening and high quality graphics, and can still be applied by Crown’s customers using their traditional high speed metal can seaming equipment.  In 2008, Crown installed new high speed PeelSeam™ manufacturing equipment and expanded the product range to include new sizes and shapes.  PeelSeam™ advancements now enable the use of flexible lidding with canned foods processed in non-overpressure retorts, expanding the range of applications for this consumer-friendly, easy-to-open end.

•
Patented composite (metal and plastic) closures including the Company’s Ideal™ product line.  These closures offer excellent barrier performance and improved tamper resistance while requiring less strength to open than standard metal vacuum closures.  The Company supplies composite closures to a growing list of customers including Abbott Nutrition, Carriage House Companies, Kerry Americas, LiDestri Foods, Mead Johnson Nutritionals, Planters, and Tree Top, as well as offering the same closure solutions to European customers evaluating the use of plastic containers as an alternative to glass.  Other composite closure applications include Crown’s Preson™ closure for Constellation Wines, Kraft and Pinnacle Foods.  A number of new closure technologies such as special finishes, internal printing, and embossing are allowing brand owners to better differentiate their products in the marketplace, with Crown's matt-finished internally-printed closures recognized at the 2009 Metal Packaging Manufacturers Association's annual packaging awards.

Crown Holdings, Inc.

•
Value-added shaped metal cans for beverage, food and aerosol applications, such as Heineken’s keg can and new beverage cans for EFES and Pepsi, Nescafé Classic for Nestlé Russia and Nestlé Milo food cans, shaped aerosol containers for WD-40, Sara Lee’s new Endust Free product, and new Williams shaving gel, and Wera’s Kraftform Fluid. This technology has the capability of reinforcing brand image, providing enhanced differentiation on the retail shelf, and reducing counterfeiting.

•
New specialty metal containers, such as for Fortnum & Mason coffee, PMI Snus, Cadbury Easter Eggs, Pokemon Card Collector tins, and award winning sustainability solutions for Nestlé in confectionery.  In addition, an evolution in paint can handles for improved cost efficiency and merchandising on shelf.

•
Process Monitoring and Shop Floor Information Systems.  The development and deployment of hardware and software for real-time monitoring and reporting of process conditions and manufacturing performance is a particular strength.  Crown’s unique Weld Monitor is installed on many 3-piece can lines worldwide.  Our home-grown SmartLine system, a dedicated line awareness tool, is widely deployed in 2-piece operations.  Our QAS database, capturing critical quality records and providing customized reports, has been adopted in a growing number of plants.  And our IntegraTM Double-Seam Monitor enables Crown's food and beverage customers to maintain world-class closing standards and reduce seamer downtime during their high spead filling and seaming operations.  Extending Crown's customer services offerings, and following a successful launch in Europe, IntegraTM has now been successfully introduced into North America.

•
Recent Crown innovations were honored with five “Best In Metal” Awards at the 2009 Metal Packaging Manufacturers Association’s annual packaging awards ceremony, representing another example of how Crown’s creative package design can support brands and provide a powerful platform to differentiate products from the competition.

The Toyo Seikan Company joined Showa Aluminum Can Company as a Crown SuperEnd® licensee in Japan in 2008. The Company also has SuperEnd® beverage end technologies, Bi-Can™ aerosol technology, and can shaping licensees in other regions around the world.  The Company has a substantial portfolio of patents and other intellectual property (IP) in the field of metal packaging systems and is seeking additional strategic partnerships to exploit further its IP in existing and emerging markets.

The Company spent $42 million in 2009, $47 million in 2008 and $48 million in 2007 on its centralized RD&E activities. Certain of these activities are expected to improve and expand the Company’s product lines in the future.

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

Crown Holdings, Inc.

In 2009, consumption of steel and aluminum represented approximately 30% and 33%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel have at times been subject to volatility, especially during 2009.  The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs.

During 2009, the weighted average market price for steel used in the Company’s global packaging operations increased approximately 26%.  Suppliers indicate that recent shortages in raw materials combined with rising operating costs and reduced demand for their product may require further steel price increases for their customers.

The average price of aluminum ingot on the London Metal Exchange (“LME”) decreased approximately 30% in 2009. The Company generally attempts to mitigate its aluminum ingot risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

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

SUSTAINABILITY AND ENVIRONMENTAL MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry and may require additional capital investment.  Anticipated future restrictions in some jurisdictions on the use of certain coatings may require the Company to employ additional control equipment or process modifications. The Company has a Corporate Sustainability Policy and a Corporate Environmental Protection Policy.  Environmental awareness is a key component of sustainability.  Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. The Company is committed to continuous improvement in product design and manufacturing practices to provide the best outcome for the human and natural environment, both now and in the future.  By reducing the per-unit amount of raw materials used in manufacturing its products, the Company can significantly reduce the amount of energy, water and other resources and associated emissions necessary to manufacture metal containers.  The Company aims to continue that process of improvement in its manufacturing process to assure that consumers and the environment are best served through the use of metal packaging.  There can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report under the caption “Environmental Matters,” and under Note L to the consolidated financial statements.

Crown Holdings, Inc.

WORKING CAPITAL

The Company generally uses cash during the first nine months of the year to finance seasonal working capital needs. The Company’s working capital requirements are funded by cash on hand, its revolving credit facility, its receivables securitization and factoring programs, and from operations.

Further information relating to the Company’s liquidity and capital resources is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report under the captions “Liquidity” and “Debt Refinancings” and under Note Q to the consolidated financial statements.

Collection and payment periods tend to be longer for the Company’s operations located outside the U.S. due to local business practices.

EMPLOYEES

At December 31, 2009, the Company had approximately 20,500 employees. Collective bargaining agreements with varying terms and expiration dates cover approximately 13,900 employees. The Company does not expect that renegotiations of the agreements expiring in 2010 will have a material adverse effect on its results of operations, financial position or cash flow.

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

Crown Holdings, Inc.

The substantial indebtedness of the Company could prevent it from fulfilling its obligations.

The Company is highly leveraged. As a result of its substantial indebtedness, a significant portion of the Company’s cash flow will be required to pay interest and principal on its outstanding indebtedness and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2009, the Company had approximately $2.8 billion of total indebtedness and total equity of $383 million. The Company’s ratio of earnings to fixed charges was 2.7 times for 2009 as discussed in Exhibit 12 to this Annual Report. The Company’s €160 million of first priority senior secured notes mature on September 1, 2011 and its $758 million senior secured revolving credit facilities mature on May 15, 2011. The Company had outstanding borrowings of $113 million on its revolving credit facilities as of December 31, 2009.  The Company’s $350 million and €276 million senior secured term loan facilities mature on November 15, 2012.  The Company’s $200 million of senior notes mature on November 15, 2013 and its $600 million of senior notes mature on November 15, 2015. In addition, at December 31, 2009, the Company had $100 million and €92 million outstanding under its committed $225 million North American and €120 million European securitization facilities which mature in March 2010 and June 2010, respectively.

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

•
limit the Company’s ability to refinance its existing indebtedness, particularly during periods of adverse credit market conditions when refinancing indebtedness may not be available under interest rates and other terms acceptable to the Company or at all;

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

As of December 31, 2009, approximately $0.9 billion of the Company’s $2.8 billion of total indebtedness was subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company’s interest expense and reducing funds available for operations or other purposes. The Company’s annual interest expense was $247 million, $302 million and $318 million for 2009, 2008 and 2007, respectively.  Based on the amount of variable rate debt outstanding as of December 31, 2009, a 1% increase in variable interest rates would increase its annual interest expense by $9 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuations.  The actual effect of a 1% increase could be more than $9 million as the Company’s borrowings on its variable rate debt are higher during the year than at the end of the year.  In addition, the cost of the Company’s securitization facilities would also increase with an increase in floating interest rates.  Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Market Risk” in this Annual Report.

Crown Holdings, Inc.

Notwithstanding the Company’s current indebtedness levels and restrictive covenants, the Company may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

The Company may be able to incur additional debt in the future, including in connection with acquisitions or joint ventures. Although the Company’s senior secured credit facilities and the indentures governing its outstanding secured and unsecured notes contain restrictions on the Company’s ability to incur indebtedness, those restrictions are subject to a number of exceptions.  The Company may also consider investments in joint ventures or acquisitions, which may increase the Company’s indebtedness. Moreover, although the Company’s senior secured credit facilities and the indentures governing its outstanding secured and unsecured notes contain restrictions on the Company’s ability to make restricted payments, including the declaration and payment of dividends and the repurchase of the Company’s common stock, the Company is able to make such restricted payments under certain circumstances.   Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that the Company and its subsidiaries now face.

Restrictive covenants in its debt agreements could restrict the Company’s operating flexibility.

The Company’s credit facilities and the indentures governing its secured and unsecured notes contain affirmative and negative covenants that limit the ability of the Company and its subsidiaries to take certain actions. These restrictions may limit the Company’s ability to operate its businesses and may prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise. The credit facilities require the Company to maintain specified financial ratios and satisfy other financial conditions.  The Company's senior secured credit  facilities and the agreements or  indentures  governing the  Company’s secured and unsecured notes restrict, among other things and subject to certain exceptions, the ability of the Company to:

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

Crown Holdings, Inc.

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

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the fiscal years ended December 31, 2009, 2008 and 2007, the Company derived approximately 72%, 74% and 73%, respectively, of its consolidated net sales from sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period.  During  times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company’s expenses and liabilities denominated in foreign currencies.  The Company’s translation and exchange adjustments reduced reported income before tax by $21 million in 2008, $2 million in 2006 and $94 million in 2005, and increased reported income before tax by $6 million in 2009 and $9 million in 2007. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Market Risk” in this Annual Report.
The Company’s international operations, which generated approximately 72% of its consolidated net sales in 2009, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company and the risks associated with operating in foreign countries may have a negative impact on the Company’s liquidity and net income. The Company’s international operations generated approximately 72%, 74% and 73% of its consolidated net sales in 2009, 2008 and 2007, respectively. In addition, the business strategy of the Company includes continued expansion of international activities, including within developing markets and areas,  such as Asia, Eastern Europe, the  Middle  East and  South  America that may pose greater risk of political or economic instability.  Approximately 26%, 26% and 24% of the Company’s consolidated net sales in 2009, 2008 and 2007, respectively, were generated outside of the developed markets in Western Europe, the United States and Canada.  The Company’s international operations are subject to various risks associated with operating in foreign countries, including:

•	restrictive trade policies;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

Crown Holdings, Inc.

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

There can be no guarantee that a deterioration of economic conditions in countries in which the Company operates would not have a material impact on the Company.

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

Crown Holdings, Inc.

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2009, consumption of steel and aluminum represented approximately 30% and 33%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. For 2009, the weighted average market price for steel used in packaging increased approximately 26% and the average price of aluminum ingot on the London Metal Exchange decreased approximately 30%.  As a result of raw material price increases, in 2008 and 2009 the Company implemented price increases in most of its steel and aluminum product categories.  As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company’s business may increase as well, including natural gas, electricity and freight-related costs.

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

The Company is subject to certain restrictions that may limit its ability to make payments on its debt out of the cash reserves shown in its consolidated financial statements.

The ability of the Company’s subsidiaries and joint ventures to pay dividends, make distributions, provide loans or make other payments to the Company may be restricted by applicable state and foreign laws, potentially adverse tax consequences and their agreements, including agreements governing their debt. In addition, the equity interests of the Company’s joint venture partners or other shareholders in its non-wholly owned subsidiaries in any dividend or other distribution made by these entities would need to be satisfied on a proportionate basis with the Company. As a result, the Company may not be able to access their cash flow to service its debt.

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

The Company recorded pre-tax charges of $55 million, $25 million, $29 million, $10 million and $10 million to increase its accrual for asbestos-related liabilities in 2009, 2008, 2007, 2006 and 2005, respectively. As of December 31, 2009, Crown Cork’s accrual for pending and future asbestos-related claims was $230 million. Crown Cork’s accrual includes estimates for probable costs for claims through the year 2019.  Potential estimated additional claims costs of $38 million beyond 2019 have not been included in the Company’s liability, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.  Assumptions underlying the accrual include that claims for exposure to  asbestos that occurred  after the sale of the subsidiary’s insulation business in 1964 would not be entitled to settlement payouts and that the state statutes described under Note K to the consolidated financial statements included in this Annual Report are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

Crown Holdings, Inc.

Crown Cork made cash payments of $26 million, $25 million, $26 million, $26 million and $29 million in 2009, 2008, 2007, 2006 and 2005, respectively, for asbestos-related claims. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments and defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork’s reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which the state statutes relating to asbestos liability are upheld and/or applied by the courts, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company’s cash flow and  impair  its  ability  to  satisfy  its  obligations.  As a result of the uncertainties regarding its  asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future.  Further information regarding Crown Cork’s asbestos-related liabilities is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Liquidity and Capital Resources” and under Note K to the consolidated financial statements included in this Annual Report.

The Company has significant pension plan obligations worldwide and significant unfunded  postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2009, 2008, 2007, 2006 and 2005, the Company contributed $74 million, $71 million, $65 million, $90 million and $401 million, respectively, to its pension plans and currently anticipates its 2010 funding to be approximately $75 million. Pension expense in 2010 is expected to decrease to approximately $115 million from $130 million in 2009.  A 0.25% change in the 2010 expected rate of return assumptions would change 2010 pension expense by approximately $9 million. A 0.25% change in the discount rates assumptions as of December 31, 2009 would change 2010 pension expense by approximately $5 million.  The Pension Protection Act of 2006 could require the Company to accelerate the timing of its contributions under its U.S. pension plan and also increase the premiums paid by the Company to the Pension Benefit Guaranty Corporation.  The actual impact of the Pension Protection Act on the Company’s U.S. pension plan funding requirements will depend upon the interest rates required for determining the plan’s liabilities and the investment performance of the plan’s assets. An acceleration in the timing of pension plan contributions and an increase in required premiums could decrease the Company’s cash available to pay its outstanding obligations and its net income.

Based on current assumptions, the Company has no minimum U.S. pension funding requirement in calendar year 2010 for its funded plan, but expects to make contributions of approximately $22 million, including $20 million to its funded plan and $2 million related to its supplemental executive retirement plan.  The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company’s pension plans and the ongoing funding requirements of those plans.  Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company’s future pension plan funding requirements.  A significant increase in the Company’s funding requirements could have a negative impact on the Company’s results of operations and profitability.  See Note V to the consolidated financial statements included in this Annual Report.

Crown Holdings, Inc.

The Company’s U.S. pension plan was underfunded on a termination basis by approximately $497 million as of December 31, 2009. While its U.S. pension plan continues in effect, the Company continues to incur additional pension obligations. The Company’s pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity or hedge funds. If the performance of investments in the plan does not meet the Company’s assumptions, the underfunding of the pension plan may increase, the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, its retiree medical plans are unfunded.

The Company’s U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. In addition, as of December 31, 2009, the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $511 million, based on assumptions set forth under Note V to the consolidated financial statements included in this Annual Report.

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

Crown Holdings, Inc.

To the extent the Company pursues an acquisition that causes it to incur unexpected costs or that fails to generate expected returns, the Company’s financial position, results of operations and cash flows may be adversely affected, and the Company’s ability to service its indebtedness may be negatively impacted.

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

The Company is subject to substantial competition from producers of alternative packaging made from glass, cardboard, and plastic, particularly from producers of plastic food and beverage containers, whose market has grown over the past several years. The Company’s sales depend heavily on the volumes of sales by the Company’s customers in the food and beverage markets. Changes in preferences for products and packaging by consumers of prepackaged food and beverage cans can significantly influence the Company’s sales. Changes in packaging by the Company’s customers may require the Company to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company.  For example, increases in the price of aluminum and steel and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers or increases in the price of steel may increase substitution of aluminum packaging for aerosol products. Moreover, due to its high percentage of fixed costs, the Company may be unable to maintain its gross margin at past levels if it is not able to achieve high capacity utilization rates for its production equipment. In periods of low world-wide demand for its products, the Company experiences relatively low capacity utilization rates in its operations, which can lead to reduced margins during that period and can have an adverse effect on the Company’s business.

The loss of a major customer and/or customer consolidation could reduce the Company’s net sales and profitability.

Many of the Company’s largest customers have acquired companies with similar or complementary product lines.  This  consolidation  has  increased  the  concentration  of the  Company’s business with its largest customers. In many cases, such consolidation has been accompanied by pressure from customers for lower prices, reflecting the increase in the total volume of product purchased or the elimination of a price differential between the acquiring customer and the company acquired. Increased pricing pressures from the Company’s customers may reduce the Company’s net sales and net income. The majority of the Company’s sales are to companies that have leading market positions in the sale of packaged food, beverages and aerosol products to consumers. Although no one customer accounted for more than 10% of its net sales in 2009, 2008 or 2007, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company’s net sales and net income. A continued consolidation of the Company’s customers could exacerbate any such loss.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company’s operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental requirements affecting the Company’s operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, which is used in the lining of food and beverage cans.  Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials, the FDA recently stated that exposure to the chemical is of “some concern” for infants and children and more research was needed, and further suggested reasonable steps to reduce exposure to bisphenol-A. Moreover, certain U.S. states and municipalities, as well as certain non-U.S. nations, have either proposed or already passed legislation banning the use of bisphenol-A in certain products or requiring warnings regarding bisphenol-A. Further, the U.S. or additional international, federal, state or other regulatory authorities could prohibit the use of bisphenol-A in the future. In addition, recent public reports and allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company’s products and adversely impact sales or otherwise disrupt the Company’s business.  While the Company is exploring various alternatives to the use of bisphenol-A, there can be no assurance the Company will be successful in its efforts or that the alternative will not be more costly to the Company.

Also, for example, future restrictions in some jurisdictions on air emissions of volatile organic compounds and the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process modifications. The Company’s operations and properties, both in the U.S. and abroad, must comply with these laws and regulations. In addition, a number of governmental authorities in the U.S. and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems or mandated changes in energy consumption, in response to the potential impacts of climate change.  Given the wide range of potential future climate change regulations in the jurisdictions in which the Company operates, the potential impact to the Company’s operations is uncertain. In addition, the potential impact of climate change on the Company’s operations is highly uncertain.  The impact of climate change may vary by geographic location and other circumstances, including weather patterns and any impact to natural resources such as water.

A number of governmental authorities both in the U.S. and abroad also have enacted, or are considering, legal requirements relating to product stewardship, including mandating recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company’s products, and/or increase its costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Environmental Matters” in this Annual Report.

Crown Holdings, Inc.

The Company has written down a significant amount of goodwill, and a further write down of goodwill would result in lower reported net income and a reduction of its net worth.

During 2007, the Company recorded a charge of $103 million to write down the value of goodwill in its European metal vacuum closures business due to a decrease in projected operating results. Further impairment of the Company’s goodwill would require additional write down of goodwill, which would reduce the Company’s net income in the period of any such write down. At December 31, 2009, the carrying value of the Company’s goodwill was approximately $2.1 billion.  The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

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

A significant portion of the Company’s workforce is unionized and a prolonged work stoppage or strike at any facility with unionized employees could increase its costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to the Company.  Moreover, additional groups of currently non-unionized employees may seek union representation in the future. If the Company is unable to negotiate acceptable collective bargaining agreements, the Company may become subject to union-initiated work stoppages, including strikes. Additionally, as was expected, the Employee Free Choice Act, which was passed in the U.S. House of Representatives in 2007, was reintroduced in the new Congress in 2009. If reintroduced and enacted in its most recent form, the Employee Free Choice Act could make it significantly easier for union organizing drives to be successful. The Employee Free Choice Act could also give third-party arbitrators the ability to impose terms, which may be harmful to the Company, of collective bargaining agreements upon the Company and a labor union if the Company and such union are unable to agree to the terms of an initial collective bargaining agreement and could increase the penalties the Company may incur if it engages in labor practices in violation of the National Labor Relations Act.

Failure by the Company's joint venture partners to observe their obligations could adversely affect the business and operations of the joint ventures and, in turn, the business and operations of the Company.

A portion of the Company’s operations, including certain beverage can operations in Asia, the Middle East and South America, is conducted through joint ventures. The Company participates in these ventures with third parties.  In the event that the Company’s joint venture partners do not observe their obligations, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that the Company would have to increase its level of commitment to the joint venture.

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

The Company is subject to various lawsuits and claims with respect to matters such as governmental, environmental and employee benefits laws and regulations, securities, labor, and actions arising out of the normal course of business, in addition to asbestos-related litigation described under the risk factor titled “Pending and future asbestos litigation and payments to settle asbestos-related claims could reduce the  Company’s cash flow and negatively impact its financial condition.”  The Company is currently unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of such legal proceedings. Regardless of the ultimate outcome of such legal proceedings, they could result in significant diversion of time by the Company’s management. The results of the Company’s pending legal proceedings, including any potential settlements, are uncertain and the outcome of these disputes may decrease its cash available for operations and investment, restrict its operations or otherwise negatively impact its business, operating results, financial condition and cash flow.

The recent global credit and financial crisis could have adverse effects on the Company.

The recent global credit and financial crisis could have significant adverse effects on the Company’s operations, including as a result of any the following:

•
downturns in the business or financial condition of any of the Company’s key customers or suppliers, potentially resulting in customers’ inability to pay the Company’s invoices as they become due or at all;

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

The Company's business increasingly relies on the successful and uninterrupted functioning of its information technology systems to process, transmit, and store electronic information.  A significant portion of the communication between the Company's personnel, customers, and suppliers depends on information technology. As with all large systems, the Company’s information technology systems could fail on their own accord or may be vulnerable to a variety of interruptions due to events beyond the Company’s control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers or other security issues.

Crown Holdings, Inc.

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

President Obama’s Budget of the United States Government for 2011 indicates that legislative proposals will be made to reform the deferral of U.S. taxes on non-U.S. earnings, potentially significantly changing the timing and extent of taxation on the Company’s unrepatriated non-U.S earnings. These reforms will include, among other items, a proposal to further limit foreign tax credits and a proposal to defer interest expense deductions allocable to non-U.S earnings until earnings are repatriated. The proposal to defer interest expense deductions could result in the Company not being able to currently deduct a significant portion of its interest expense. The proposal to defer tax deductions allocable to unrepatriated non-U.S. earnings has been set out in various draft Congressional legislative proposals in recent years which were not enacted, and at this juncture it is unclear whether these proposed tax revisions will be enacted, or, if enacted, what the precise scope of the revisions will be. However, depending on their content, such proposals could have a material adverse effect on the Company’s after-tax income and cash flow.

Changes in accounting standards and taxation requirements could negatively affect the Company’s financial results.

New accounting standards or pronouncements that may become applicable to the Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on the Company’s reported results for the affected periods. The Company is also subject to income tax in the numerous jurisdictions in which the Company operates. Increases in income tax rates or other changes to tax laws could reduce the Company’s after-tax income from affected jurisdictions or otherwise affect the Company’s tax liability.  In addition, the Company’s products are subject  to  import  and  excise duties and/or sales or value-added taxes in many jurisdictions in which it operates. Increases in indirect taxes could affect the Company’s products’ affordability and therefore reduce demand for its products.  Future changes in U.S. tax law regarding the taxation of unrepatriated non-U.S. earnings could have a negative impact on the Company’s after-tax income and cash flow.  In addition, public health officials and government officials have become increasingly concerned about the public health consequences associated with certain types of beverages, including those sold by certain of our significant customers. Possible new taxes or other governmental regulations specifically targeting the consumption of these beverages may reduce demand for the beverages of the Company’s customers, which could in turn affect demand of the Company’s customers for the Company’s products.

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

Crown Holdings, Inc.

The loss of the Company’s intellectual property rights may negatively impact its ability to compete.

If the Company is unable to maintain the proprietary nature of its technologies, its competitors may use the Company’s technologies to compete with it.  The Company has a number of patents covering various aspects of its products, including its SuperEnd® beverage can end, whose primary patent expires in 2016, Easylift™ full aperture steel food can ends, PeelSeam™ flexible lidding and Ideal™ product line. The Company’s patents may not withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products or infringe upon the Company’s patents.  Moreover, the costs of litigation to defend the Company’s patents  could be substantial and may outweigh the benefits of enforcing its rights under its patents. The Company markets its products internationally and the patent laws of foreign countries may offer less protection than the patent laws of the United States. Not all of the Company’s domestic patents have been registered in other countries.   The Company also relies on trade secrets, know-how and other unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to the Company’s unpatented technology.  In addition, the Company has from time to time received letters from third parties suggesting that it may be infringing on their intellectual property rights, and third parties may bring infringement suits against the Company, which could result in the Company needing to seek licenses from these third parties or refraining altogether from use of the claimed technology.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the Company’s fiscal year relating to its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.   PROPERTIES

As of December 31, 2009, the Company operated 136 manufacturing facilities of which 28 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division has 49 operating facilities of which 12 are leased. Within the Americas Division, 33 facilities operate in the United States of which 8 are leased. The European Division has 73 operating facilities of which 13 are leased and the Asia-Pacific Division has 14 operating facilities of which 3 are leased. Some leases provide renewal options as well as various purchase options.  The principal manufacturing facilities at December 31, 2009 are listed below and are grouped by product and by division.

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

Crown Holdings, Inc.

	Americas		Europe		Asia-Pacific
Beverage	Lawrence, MA	La Crosse, WI	Custines, France	Agoncillo, Spain	Phnom Penh, Cambodia
and	Kankakee, IL	Worland, WY	Korinthos, Greece	Sevilla, Spain	Beijing, China
Closures	Crawfordsville, IN	Cabreuva, Brazil	Patras, Greece	El Agba, Tunisia	Foshan, China
	Mankato, MN	Estancia, Brazil	Amman, Jordan	Izmit, Turkey	Huizhou, China
	Batesville, MS	Manaus, Brazil	Dammam, Saudi Arabia	Dubai, UAE	Shanghai, China
	Dayton, OH	Calgary, Canada	Jeddah, Saudi Arabia	Botcherby, UK	Selangor, Malaysia
	Cheraw, SC	Weston, Canada	Kosice, Slovakia	Braunstone, UK	Singapore
	Conroe, TX	Santafe de Bogota, Colombia			Bangkadi, Thailand
	Fort Bend, TX	Guadalajara, Mexico			Dong Nai, Vietnam
	Winchester, VA	Carolina, Puerto Rico			Hanoi, Vietnam
	Olympia, WA				Ho Chi Minh City, Vietnam

Food	Winter Garden, FL	Suffolk, VA	Brive, France	Abidjan, Ivory Coast	Bangpoo, Thailand
and	Pulaski Park, MD	Seattle, WA	Carpentras, France	Toamasina, Madagascar	Haadyai, Thailand
Closures	Owatonna, MN	Oshkosh, WI	Concarneau, France	Agadir, Morocco	Samrong, Thailand
	Omaha, NE	Chatham, Canada	Laon, France	Casablanca, Morocco
	Lancaster, OH	Concord, Canada	Nantes, France	Goleniow, Poland
	Massillon, OH	Kingston, Jamaica	Outreau, France	Pruszcz, Poland
	Mill Park, OH	La Villa, Mexico	Perigueux, France	Alcochete, Portugal
	Portland, OR	Barbados, West Indies	Lubeck, Germany	Timashevsk, Russia
	Connellsville, PA	Trinidad, West Indies	Mühldorf, Germany	Dakar, Senegal
	Hanover, PA		Seesen, Germany (2)	Dunajska, Slovakia
			Tema, Ghana	Bellville, South Africa
			Thessaloniki, Greece	Agoncillo, Spain
			Nagykoros, Hungary	Molina de Segura, Spain
			Athy, Ireland	Sevilla, Spain
			Aprilia, Italy (2)	Vigo, Spain
			Battipaglia, Italy	Neath, UK
			Calerno S. Ilario d’Enza, Italy	Poole, UK
			Nocera Superiore, Italy	Wisbech, UK
			Parma, Italy	Worcester, UK

Aerosol	Alsip, IL	Faribault, MN	Deurne, Belgium	Mijdrecht, Netherlands
	Decatur, IL	Spartenburg, SC	Spilamberto, Italy	Sutton, UK

Specialty	Belcamp, MD		Hoboken, Belgium	Hoorn, Netherlands
Packaging	St. Laurent, Canada		Helsinki, Finland	Miravalles, Spain
			Chatillon-sur-Seine, France	Montmelo, Spain
			Rouen, France	Aesch, Switzerland
			Vourles, France	Aintree, UK
			Hilden, Germany	Carlisle, UK
			Chignolo Po, Italy	Newcastle, UK

Plastic Packaging	Manaus, Brazil	Venancio Aires, Brazil

Canmaking	Norwalk, CT		Shipley, UK
and Spares

The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from plant to plant. Warehouse and delivery facilities are generally provided at each of the manufacturing locations, although the Company does lease outside warehouses.

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities.  The Company has also opened new facilties to meet increases in market demand for its products.  These actions reflect the Company's continued commitment to realign manufacturing facilties to maintain its competitive position in its markets. The Company continually reviews its operations and evaluates strategic opportunities. Further discussion of the Company’s recent restructuring actions and divestitures is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Provision for Restructuring,” and “Asset Impairments and Sales,” and under Note M and Note N to the consolidated financial statements.

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

ITEM 3.  LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork.  At December 31, 2009, the accrual for pending and future asbestos claims that are probable and estimable was $230 million.

The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites.

Further information on these matters and other legal proceedings is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Provision for Asbestos” and “Environmental Matters” and under Note K and Note L to the consolidated financial statements.

ITEM 4.

Reserved.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in “Directors, Executive Officers and Corporate Governance” of this Annual Report.

Crown Holdings, Inc.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is listed on the New York Stock Exchange. On February 22, 2010, there were 5,240 registered shareholders of the Registrant’s common stock, including 1,522 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2009 is set forth in Part II of this Annual Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems.  Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Common Stock and Other Equity” and under Note O to the consolidated financial statements.  Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities as part of publicly announced programs during the year ended December 31, 2009.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding common stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness), and other factors.  This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares.  The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion.  The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and for other general corporate purposes.  As of December 31, 2009, $467 million of the Company's outstanding common stock may yet be repurchased under this program.

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE
Comparison of Five-Year Cumulative Total Return (a)
Crown Holdings, Inc., S&P 500 Index, Dow Jones “U.S. Containers & Packaging” Index (b)

(a)	Assumes that the value of the investment in Crown Holdings, Inc. common stock and each index was $100 on December 31, 2004 and that all dividends were reinvested.

(b)
Industry index is weighted by market capitalization and is comprised of Crown Holdings, Inc., AptarGroup, Ball, Bemis, Greif, MeadWestvaco, Owens-Illinois, Packaging Corp. of America, Pactiv, RockTenn, Sealed Air, Silgan, Sonoco and Temple-Inland.

Crown Holdings, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2009	2008	2007	2006	2005
Summary of Operations (1)
Net sales	$7,938	$8,305	$7,727	$6,982	$6,675
Cost of products sold, excluding depreciation and amortization	6,551	6,885	6,468	5,867	5,527
Depreciation and amortization	194	216	229	227	237
Selling and administrative expense	381	396	385	316	339
Provision for asbestos	55	25	29	10	10
Provision for restructuring	43	21	20	15	13
Asset impairments and sales	(6)	6	100	(64)	(18)
Loss from early extinguishments of debt	26	2			383
Interest expense, net of interest income	241	291	304	274	352
Translation and exchange adjustments	(6)	21	(9)	2	94
Income/(loss) from continuing operations before income taxes and equity earnings	459	442	201	335	(262)
Provision for/(benefit from) income taxes	7	112	(400)	(62)	11
Equity earnings/(loss)	(2)				12
Net income/(loss) from continuing operations	450	330	601	397	(261)
Net income attributable to noncontrolling interests	(116)	(104)	(73)	(55)	(51)
Net income/(loss) from continuing operations attributable to Crown Holdings	$334	$226	$528	$342	$(312)

Financial Position at December 31
Working capital/(deficit)	$317	$385	$151	$157	$(47)
Total assets	6,532	6,774	6,979	6,409	6,596
Total cash and cash equivalents	459	596	457	407	294
Total debt	2,798	3,337	3,437	3,541	3,403

Total debt, less cash and cash equivalents, to total capitalization (2)	85.9%	98.7%	89.8%	107.4%	98.1%
Total equity/(deficit)	383	36	338	(215)	61

Common Share Data (dollars per share)
Earnings/(loss) from continuing operations:
Basic	$2.10	$1.42	$3.27	$2.07	$(1.88)
Diluted	2.06	1.39	3.19	2.01	(1.88)

Market price on December 31	25.58	19.20	25.65	20.92	19.53
Book value based on year-end outstanding shares	(0.04)	(1.99)	0.09	(3.04)	(1.11)

Number of shares outstanding at year-end	161.5	159.2	159.8	162.7	166.7
Average shares outstanding
Basic	159.1	159.6	161.3	165.5	165.9
Diluted	161.9	162.9	165.5	169.8	165.9

Other
Capital expenditures	$180	$174	$156	$191	$192
Number of employees	20,510	21,268	21,819	21,749	24,055

Crown Holdings, Inc.

SELECTED FINANCIAL DATA (Continued)

Notes:

(1)    The summary of operations data excludes businesses that were divested in 2005 and 2006, and reflects a change in method of accounting for U.S. inventories in 2007.

The Company began consolidating its Middle East beverage can operations as of September 1, 2005.  The summary of operations data, therefore, includes a full year of consolidated results for these operations in 2009, 2008, 2007, 2006 and a partial year for 2005.

(2)    Total capitalization consists of total debt and total equity/(deficit), less cash and cash equivalents.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, employee, shareholder and statistical data; per share earnings are quoted as diluted)

INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the “Company”) as of and during the three-year period ended December 31, 2009.  This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

EXECUTIVE OVERVIEW

The Company’s principal areas of focus include improving segment income and cash flow from operations, and reducing debt.  Segment income is defined by the Company as gross profit less selling and administrative expenses. See Note X to the consolidated financial statements for a reconciliation of segment income from reportable segments to income before income taxes and equity earnings.

Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. Key strategies for expanding sales include targeting geographic markets with strong growth potential, such as Asia, Eastern Europe, the Middle East and South America, improving selling prices in certain product lines and developing innovative packaging products using proprietary technology.  The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and other benefit costs.

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company’s total debt decreased by $539 to $2,798 at December 31, 2009 from $3,337 at December 31, 2008, net of $42 of increase due to the currency translation effect of debt denominated in foreign currencies.  Cash balances decreased by $137 to $459 at December 31, 2009 from $596 at December 31, 2008.  The decrease of $137 was net of $8 of increase due to currency translation.

The Company considers possible transactions such as acquisitions (which, if effected, may increase the Company’s indebtedness and/or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $467 was available at December 31, 2009).  Such transactions would be subject to compliance with the Company’s debt agreements.

The cost of aluminum and steel, the primary raw materials used to manufacture the Company’s products, has fluctuated significantly in recent years.  The Company attempts to pass-through these changing costs to its customers through provisions that adjust the selling prices to certain customers based on changes in the market price of the applicable raw material, or through surcharges where no such provision exists.  However, there can be no assurance that the Company will be able to fully recover from its customers the impact of any increased aluminum and steel costs.

RESULTS OF OPERATIONS

The foreign currency translation impacts referred to below are primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

NET SALES

Net sales during 2009 were $7,938, a decrease of $367 or 4.4% versus 2008 net sales of $8,305. The decrease in net sales during 2009 included $407 due to the unfavorable impact of foreign currency translation.  Global beverage can sales unit volumes were similar to 2008 levels, but food can, aerosol can and closure volumes decreased due to lower customer demand.

Crown Holdings, Inc.

Net sales from U.S. operations accounted for 28.0% of consolidated net sales in 2009, 26.3% in 2008 and 27.2% in 2007. Sales of beverage cans and ends accounted for 47.6% of net sales in 2009 compared to 47.4% in 2008 and 46.5% of net sales in 2007.  Sales of food cans and ends accounted for 34.0% of net sales in 2009, 33.8% in 2008 and 33.5% in 2007.

Net sales in the Americas Beverage segment decreased $119 or 6.1% from $1,938 in 2008 to $1,819 in 2009, primarily due to the pass-through of lower aluminum costs to customers in the form of lower selling prices, and $44 of foreign currency translation.  Net sales during 2008 increased $131 or 7.2% from $1,807 in 2007, primarily due to the pass-through of higher aluminum costs to customers.

Net sales in the North America Food segment increased $101 or 11.2% from $905 in 2008 to $1,006 in 2009, and net sales during 2008 increased $32 or 3.7% from $873 in 2007.  The increase in 2009 was primarily due to the pass-through of increased steel costs to customers in the form of higher selling prices, partially offset by a decrease in sales unit volumes and foreign currency translation of $13.  The increase in 2008 was primarily due to the pass-through of higher material costs to customers.

Net sales in the European Beverage segment decreased $40 or 2.5% from $1,607 in 2008 to $1,567 in 2009, primarily due to $103 of foreign currency translation, partially offset by the pass-through of net higher material costs to customers.  Net sales in 2008 increased $171 or 11.9% from $1,436 in 2007, primarily due to an increase of 8% in sales unit volumes, the pass-through of higher material costs to customers, and $19 of foreign currency translation.

Net sales in the European Food segment decreased $220 or 10.1% from $2,188 in 2008 to $1,968 in 2009, primarily due to $158 of foreign currency translation and a decrease in sales unit volumes, partially offset by the pass-through of increased steel costs to customers.  Net sales in 2008 increased $197 or 9.9% from $1,991 in 2007, primarily due to $115 from the favorable impact of foreign currency translation, and increased sales unit volumes primarily due to improved weather conditions and the resulting improved harvest compared to the prior year.

Net sales in the European Specialty Packaging segment decreased $41 or 9.2% from $445 in 2008 to $404 in 2009, primarily due to a decrease in sales unit volumes and $31 of foreign currency translation, partially offset by an increase of $44 from the pass-through of higher steel costs to customers.  Net sales in 2008 decreased $15 or 3.3% from $460 in 2007, primarily due to lower sales unit volumes.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold, excluding depreciation and amortization, was $6,551 in 2009, a decrease of 4.9% from $6,885 in 2008.  The decrease in 2009 was primarily due to the impact of currency translation of $340, partially offset by higher steel costs and increased pension expense.  Cost of products sold, excluding depreciation and amortization, of $6,885 in 2008 increased 6.4% from $6,468 in 2007. The increase in 2008 was primarily due to the impact of foreign currency translation of $151 and higher material costs.  As a percentage of net sales, cost of products sold, excluding depreciation and amortization, was 82.5% in 2009, compared to 82.9% in 2008 and 83.7% in 2007.

As a result of steel and aluminum price increases, the Company has implemented price increases to many of its customers.  However, there can be no assurance that the Company will be able to fully recover from its customers the impact of price increases.  In addition, if the Company is unable to purchase steel or aluminum for a significant period of time, its operations would be disrupted.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization during 2009 was $194, a decrease of $22 from $216 in 2008, after a decrease of $13 from expense of $229 in 2007.  The decrease in 2009 was primarily due to lower capital spending in recent years and $10 of foreign currency translation. The decrease in 2008 was primarily due to lower capital spending, partially offset by $4 of increase due to foreign currency translation.

Crown Holdings, Inc.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense for 2009 was $381, a decrease of $15 from 2008 expense of $396, following an increase of $11 from $385 in 2007.  The decrease in 2009 was primarily due to foreign currency translation of $21, partially offset by increased incentive compensation costs.  The increase in 2008 was primarily due to increased compensation costs and $6 of foreign currency translation.

SEGMENT INCOME

As discussed under Note X to the consolidated financial statements, the Company defines segment income as gross profit less selling and administrative expenses.  Pension expense included in segment income increased from $13 in 2008 to $130 in 2009, with the majority of the increase in the Company’s Corporate division for its U.S. and U.K. plans.

Segment income in the Americas Beverage segment increased $5 or 2.5% from $202 in 2008 to $207 in 2009, primarily due to cost reductions offset by $4 of unfavorable foreign currency translation. Segment income in 2008 increased $10 or 5.2% from $192 in 2007,  primarily due to cost reductions, including plant operating efficiencies.

Segment income in the North America Food segment increased $52 or 59.1% from $88 in 2008 to $140 in 2009, primarily due to inventory holding gains from the sale of lower cost inventory on hand at the end of 2008, and cost reductions of $26.  Segment income in 2008 increased $10 or 12.8% from $78 in 2007,  primarily due to cost reductions.

Segment income in the European Beverage segment increased $20 or 8.3% from $242 in 2008 to $262 in 2009, primarily due to $22 of cost reductions and $10 of other improvements, partially offset by a decrease of $12 from foreign currency translation.  Segment income in 2008 increased $57 or 30.8% from $185 in 2007 primarily due to increased sales unit volumes.

Segment income in the European Food segment increased $7 or 3.0% from $231 in 2008 to $238 in 2009, primarily due to inventory holding gains, partially offset by lower sales unit volumes and foreign currency translation of $14.  Segment income in 2008 increased $59 or 34.3% from $172 in 2007, primarily due to increased sales unit volumes and $16 of foreign currency translation.

Segment income in the European Specialty Packaging segment was $18 in both 2009 and 2008 as inventory holding gains were offset by lower sales unit volumes.  Segment income in 2008 increased $4 or 28.6% from $14 in 2007, primarily due to plant operating efficiencies and cost reductions.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. During 2009, 2008 and 2007 the Company recorded charges of $55, $25 and $29, respectively, to increase its accrual for asbestos-related costs. See Note K to the consolidated financial statements for additional information regarding the provision for asbestos-related costs.

PROVISION FOR RESTRUCTURING

During 2009, the Company provided a pre-tax charge of $43 for restructuring costs, including $20 related to the closure of two food can plants and an aerosol plant in Canada, $19 for severance costs to reduce headcount in the Company’s European division and $4 for costs related to a prior restructuring action in Canada.  The charges of $24 in Canada included $11 for pension and postretirement benefit plan curtailment charges and settlements, $6 for severance costs, $4 for other exit costs and $3 for asset writedowns.  Also related to the Canadian plants, the Company expects to incur future additional charges of approximately $16 for pension settlements in 2010 or 2011 when the Company receives regulatory approval to settle these obligations, and $5 for plant maintenance and strip and clean costs related to the closed plants.  The total cash cost for these restructuring actions is expected to be approximately $30, including $25 for severance costs and $5 for pension plan settlements.  These actions are expected to save $25 annually when fully implemented.

Crown Holdings, Inc.

During 2008, the Company provided a pre-tax charge of $21 for restructuring costs, including $13 to close a food can plant and a beverage can and crown plant in Canada.  The charge of $13 included $4 to write down the value of property and equipment, $6 for pension plan curtailment charges, and $3 for severance costs.  An additional charge of approximately $17 related to pension plan settlement costs is expected to be recorded in 2010 or 2011 when the Company receives regulatory approval to settle these obligations.  In addition to the charge of $13 for the Canadian plants, the Company also provided pre-tax charges of $6 to reduce headcount and $2 for other exit costs, primarily in the European Food segment.

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

See Note M to the consolidated financial statements for additional information on these charges.

ASSET IMPAIRMENTS AND SALES

During 2009, the Company recorded net pre-tax gains of $6 for asset impairments and sales including a gain of $8 from the sale of surplus land in a European food can business, partially offset by $2 of other net losses from asset sales and impairment charges.

During 2008, the Company recorded net pre-tax charges of $6 for asset impairments and sales including an asset impairment charge of $5 to write off its investment in an available for sale security due to a declining share price and eventual Chapter 11 reorganization petition filed by the investee.

During 2007, the Company recorded net pre-tax charges of $100 for asset impairments and sales including a non-cash goodwill impairment charge of $103 in the European metal vacuum closures business, partially offset by $3 of other net gains from asset sales and impairment charges.

LOSS FROM EARLY EXTINGUISHMENTS OF DEBT

During 2009, the Company recorded a net loss from early extinguishments of debt of $26, for premiums paid and the write off of deferred financing fees, in connection with the following transactions:

•
The Company purchased through a tender offer and privately negotiated transactions €300 of the €460 6.25% senior secured notes of Crown European Holdings SA due 2011.  In addition to the principal of €300, the purchase price also included €13 for fees and redemption premiums ranging from 4.25% to 4.58% of the principal amount.  The repurchased notes were cancelled.

•
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

•	In December 2009, the Company redeemed $300 principal amount of its U.S. dollar 7.625% senior notes due 2013 and paid a redemption premium of $11.

•	In December 2009, the Company repurchased $86 principal amount of its 7.50% debentures due 2096 at a discount of $21 to the principal amount.

During 2008, the Company redeemed the remaining $12 of its U.S. dollar 9.50% and 10.875% senior notes due 2011 and 2013 and the remaining €18 of its euro 10.25% senior notes due 2011, and recorded a charge of $2 for premiums paid and the write off of deferred financing fees.

Crown Holdings, Inc.

INTEREST EXPENSE

Interest expense of $247 in 2009 decreased $55 from interest expense of $302 in 2008 due to $43 from lower interest rates, $8 from foreign currency translation and $4 due to lower average debt outstanding.

Interest expense of $302 in 2008 decreased $16 from 2007 interest expense of $318 due to $14 from lower average short-term borrowing rates and $6 from lower average debt outstanding, partially offset by an increase of $4 due to foreign currency translation.

TRANSLATION AND EXCHANGE ADJUSTMENTS

During 2009, 2008 and 2007, the Company recorded pre-tax foreign exchange gains/(losses) of $6, $(21) and $9, respectively, primarily for certain subsidiaries that had unhedged currency exposure arising from intercompany debt obligations and for other subsidiaries whose functional currency is not their local currency.  The gains and losses are included in translation and exchange adjustments in the Consolidated Statements of Operations.

TAXES ON INCOME

Taxes on income for 2009, 2008 and 2007 were provisions of $7 and $112 and benefits of $400, respectively, against pre-tax income of $459 in 2009, $442 in 2008 and $201 in 2007.

The primary items causing the 2009 effective rate to differ from the 35.0% U.S. statutory rate were benefits of $122 for valuation allowance adjustments and $56 due to foreign income taxed at lower rates.

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

See Note W to the consolidated financial statements for additional information regarding income taxes.  Also see the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s valuation allowances.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests was $116, $104 and $73 in 2009, 2008 and 2007, respectively.  The increases in 2009 and 2008 were due to higher profits in the Company’s joint venture beverage can operations in Asia, the Middle East and South America.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

Cash and cash equivalents were $459 at December 31, 2009 compared to $596 and $457 at December 31, 2008 and 2007, respectively. Cash provided by operating activities was $756 in 2009 compared to $422 in 2008 and $509 in 2007.  The increase in cash from operations in 2009 compared to 2008 included an improvement in receivables of $152, partially due to the collection in 2009 of receivables from increased sales activity at the end of 2008; a reduction of $42 in interest payments due to lower average rates and debt outstanding; and an improvement in operating results.  The results of operations included an increase in pension expense from $13 in 2008 to $130 in 2009, while cash contributions to the Company’s pension plans only increased from $71 to $74.

The decrease in cash from operations in 2008 compared to 2007 included $46 of increased incentive compensation payments in 2008 due to higher accruals at the end of 2007 compared to 2006, $31 of decreased receivables securitization in 2008, and $147 of increased accounts receivable, primarily due to increased fourth quarter sales in 2008.  These decreases were partially offset by improved operating results.

Crown Holdings, Inc.

Payments for asbestos were $26 in 2009, $25 in 2008 and $26 in 2007, and the Company expects to pay approximately $25 in 2010. The Company contributed $74 to its pension plans in 2009 and expects to contribute approximately $75 in 2010.

Cash used for investing activities in 2009 was $200 and included $180 of capital expenditures. Other investing activities included $22 to purchase a business in Vietnam as discussed in Note T to the consolidated financial statements.

Cash used for investing activities in 2008 was $186 and included $174 of capital expenditures. Other investing activities included $13 to purchase a portion of the outstanding shares from noncontrolling shareholders in the Company’s operations in Greece, increasing the Company’s ownership to 80.5%.

Cash used for investing activities in 2007 was $94 and included $156 of capital expenditures offset by $66 of proceeds from sales of property, plant and equipment.  The proceeds of $66 in 2007 included $16 from the sale of a property in Spain, and $39 from the collection of a note from the 2006 sale of a separate property in Spain.

Cash used for financing activities in 2009 increased from $77 in 2008 to $701 in 2009.  Repayments of debt, net of borrowings, increased from $52 in 2008 to $562 in 2009 due to increased cash from operating activities and the Company’s decision to pay certain debt obligations prior to their maturity.  Other financing activities of $(71) in 2009 include payments of $63 to settle foreign currency derivatives used to hedge intercompany debt obligations, and $8 for bond issue costs.

Cash used for financing activities in 2008 decreased from $396 in 2007 to $77 in 2008.  Repayments of debt, net of borrowings, decreased from $224 in 2007 to $52 in 2008 and common share repurchases decreased from $118 to $35.  These decreases were primarily due to lower net cash provided by operating and investing activities and the Company’s decision to maintain a higher cash balance and limit prepayment of its debt obligations and repurchases of additional common shares in 2008.  Other financing activities of $65 in 2008 and $(30) in 2007 represent payments received or made related to the settlement of foreign currency derivative contracts used to hedge intercompany debt obligations.

Cash from financing activities included dividends paid to noncontrolling interests of $87, $65 and $38 in 2009, 2008 and 2007, respectively.  These dividends were paid to the Company’s joint venture partners or other shareholders primarily in the Company’s consolidated non-wholly owned subsidiaries in Asia, the Middle East and South America.

LIQUIDITY

The Company is highly leveraged. The ratio of total debt, less cash and cash equivalents, to total capitalization was 85.9%, 98.7% and 89.8% at December 31, 2009, 2008 and 2007, respectively. Total capitalization is defined by the Company as total debt plus total equity, less cash and cash equivalents.

The Company funds its operations, debt service and other obligations primarily with cash flow from operations (including the accelerated receipt of cash under its receivables securitization and factoring facilities) and borrowings under its revolving credit facility. The Company may also consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company had $113 of outstanding borrowings under its $758 revolving credit facility at December 31, 2009 and had $232 of securitized receivables.  The Company also had $71 of outstanding letters of credit under its revolving credit facility as of December 31, 2009, which reduced the amount of borrowings otherwise available under the facility to $574.

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

Crown Holdings, Inc.

The Company’s revolving credit facility and first priority term loans also contain various financial covenants. The interest coverage ratio is calculated as earnings before interest, taxes, depreciation and amortization (EBITDA) divided by interest expense.  EBITDA is defined in the credit agreement as the sum of net income attributable to Crown Holdings, net income attributable to noncontrolling interests, income taxes, interest expense, depreciation and amortization, and certain non-cash charges.  The Company’s interest coverage ratio of 4.0 to 1.0 at December 31, 2009 was in compliance with the covenant requiring a ratio of at least 2.85 to 1.0.  The total net leverage ratio is calculated as total net debt divided by EBITDA, as defined above.  Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. The Company’s total net leverage ratio of 2.36 to 1.0 at December 31, 2009 was in compliance with the covenant requiring a ratio no greater than 3.90 to 1.0.  The requirement changes to no greater than 3.50 to 1.0 beginning December 31, 2010. The senior secured net leverage ratio is calculated as total senior secured indebtedness divided by EBITDA, as defined above.  Total senior secured indebtedness is defined in the credit agreement as the sum of the outstanding balances on the Company’s senior secured notes, first priority term loans, revolving credit facility including letters of credit, securitization facilities, and other secured debt such as capital leases.  The Company’s senior secured net leverage ratio of 0.99 to 1.0 at December 31, 2009 was in compliance with the covenant requiring a ratio no greater than 2.25 to 1.0.  The ratios are calculated at the end of each quarter using debt and cash balances as of the end of the quarter and EBITDA and interest expense for the most recent twelve months. Failure to meet the financial covenants could result in the acceleration of any outstanding amounts due under the Company’s revolving credit facility, term loan agreements, senior secured notes due 2011, and senior notes due 2013 and 2015.  In addition to the financial covenants above, the interest rate on the revolving credit facility can vary from EURIBOR or LIBOR plus a margin of 0.875% up to 2.00% based on the total net leverage ratio.  The margin is 0.875% at a ratio of less than 2.50 to 1.0 and 2.00% at a ratio of 4.75 to 1.0 or higher, and varies between 1.00% and 1.75% at intervals in between.

The Company’s current sources of liquidity and borrowings expire or mature as follows – its $225 North American securitization facility in March 2010; its €120 European securitization facility in June 2010; its $758 revolving credit facility in May 2011; its €160 first priority senior secured notes in September 2011; its $744 first priority term loans in November 2012; its $200 7.625% senior notes in November 2013; and its $600 7.75% senior notes in November 2015.

The Company had $574 of availability under its credit facility and cash balances of $459 at December 31, 2009, has $29 of current debt maturities in 2010, and is not required to refinance or renegotiate any of its current sources of liquidity in 2010 other than its securitization facilities.

Recent distress in the financial markets has reduced liquidity, credit availability, and the ability of many companies to refinance at terms consistent with those in current agreements and outstanding debt obligations.  In addition, volatility in the global equity markets has reduced the value of assets in the pension plans of many companies.  Reduced liquidity in the market did not have a significant impact on the Company in 2009 and the Company does not expect a significant impact in 2010 because it believes it has sufficient sources of liquidity under its current agreements to fund its operating needs in 2010.  The decline in discount rates, however, had a significant impact on the funded status of the Company’s defined benefit pension plans.  As disclosed in Note V to the consolidated financial statements, the aggregate funded status of the Company’s pension plans increased from an underfunding of $272 at December 31, 2008 to an underfunding of $548 at December 31, 2009.  The Company recorded pension expense, excluding costs related to restructuring activities, of $130 in 2009 and currently projects its 2010 pension expense, excluding restructuring activities, to decrease to approximately $115  using foreign currency exchange rates in effect at December 31, 2009.    The Company contributed $74 to fund its pension plans in 2009 and, based on its current projections, expects to fund $75, $82, $182, $131 and $123 in 2010 through 2014, respectively.

The Company has thus far not been significantly affected by any impact the financial crisis may or may not have had on its suppliers, customers and other counterparties, but is monitoring them for their continued ability to meet the terms of their agreements with the Company.

Crown Holdings, Inc.

DEBT REFINANCINGS

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

Also during 2009, the Company repaid certain of its debt obligations prior to maturity as discussed under “Loss from Early Extinguishments of Debt” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

See Note Q to the consolidated financial statements for further information relating to the Company’s refinancings and liquidity and capital resources.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2009 are summarized in the table below.

	Payments Due by Period
						2015 &
	2010	2011	2012	2013	2014	after	Total

Long-term debt	$29	$373	$743	$203	$4	$1,430	$2,782
Interest on long-term debt	161	159	141	125	109	109	804
Operating leases	63	48	39	23	12	42	227
Projected pension contributions	75	82	182	131	123		593
Postretirement obligations	31	32	32	32	33	165	325
Purchase obligations	2,741	977	509	290			4,517
Total contractual cash obligations	$3,100	$1,671	$1,646	$804	$281	$1,746	$9,248

All amounts due in foreign currencies are translated at exchange rates as of December 31, 2009.

Interest on long-term debt is presented through 2015 only, represents the interest that will accrue by year, and is calculated based on interest rates in effect as of December 31, 2009.  Interest on the Company's revolving credit facility is calculated based on $113 of outstanding balances as of December 31, 2009.

The projected pension contributions caption includes the contributions the Company expects to make in 2010 to 2014 to fund its plans.  The postretirement obligations caption includes the expected payments through 2019 to retirees for medical and life insurance coverage. The pension and postretirement projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover.  Therefore, these amounts have been provided for five years only in the case of pensions and through 2019 in the case of postretirement costs.

Purchase obligations include commitments for raw materials and utilities at December 31, 2009. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

The obligations above exclude $38 of unrecognized tax benefits for which the Company has recorded liabilities.  These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all.  See Note W to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

Crown Holdings, Inc.

In order to further reduce leverage and future cash interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash, exchange shares of its common stock for the Company’s outstanding notes and debentures, or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of then existing market conditions and may determine not to pursue such transactions.

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

The table below provides information in U.S. dollars as of December 31, 2009 about the Company’s forward currency exchange contracts.  The majority of the contracts expire in 2010 and primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt and are recorded at fair value.  The contracts with no amounts in the fair value column have a fair value of less than $1.

		Contract	Average
	Contract	fair value	contractual
Buy/Sell	amount	gain/(loss)	exchange rate
U.S. dollars/Euro	$ 298	$4	$1.45
Sterling/Euro	163	(1)	0.90
Euro/Sterling	305	(1)	0.90
Euro/U.S. dollars	38	(1)	1.47
U.S. dollars/Canadian dollars	35	(3)	1.13
U.S. dollars/Thai Baht	24		33.62
U.S. dollars/Sterling	31		1.64
Sterling/U.S. dollars	30		1.64
Turkish Lira New/U.S. dollars	4	1	1.68
Hungarian Florint/Euro	11		273.18
Singapore dollars/U.S. dollars	57	(1)	1.39
U.S. dollars/Singapore dollars	7		1.39
Euro/Swiss Francs	11		1.49
	$1,014	($2)

At December 31, 2009, the Company had additional contracts with notional values of $37 to purchase or sell other currencies, primarily the Polish zloty and the Malaysian ringgit.  The aggregate fair value of these contracts was not material.

As of December 31, 2009, Crown European Holdings (“CEH”), a euro functional currency subsidiary, had U.S. dollar exposure on intercompany debt of $390 owed to a U.S. subsidiary of the Company.  As discussed under Note S to the consolidated financial statements, CEH has entered into a cross-currency swap as a hedge against $235 of that exposure. The remaining exposure of $155 is hedged by forward currency exchange contracts that are included in the table above.

Crown Holdings, Inc.

The Company, from time to time, may manage its interest rate risk, primarily from fluctuations in variable interest rates, through interest rate swaps in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations. Variable interest rates disclosed represent the weighted average rates at December 31, 2009.
	Year of Maturity

Debt	2010	2011	2012	2013	2014	Thereafter
Fixed rate	$10	$241	$5	$203	$4	$1,430
Average interest rate	6.6%	6.3%	7.3%	7.6%	8.1%	7.6%

Variable rate	$49	$132	$738
Average interest rate	3.7%	2.2%	2.2%

Total future payments of $2,812 at December 31, 2009 include $2,099 of U.S. dollar-denominated debt, $638 of euro-denominated debt and $75 of debt denominated in other currencies.

The Company uses various raw materials, such as steel and aluminum in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices.  In 2009, consumption of steel and aluminum represented approximately 30% and 33%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The weighted average market price for steel used in packaging increased approximately 26% and the average price of aluminum ingot on the London Metal Exchange decreased approximately 30% during 2009. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The Company may, however, be unable to increase its prices to offset unexpected increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term.

In addition, the manufacturing facilities of the Company are dependent, in varying degrees, upon the availability of water and processed energy, such as natural gas and electricity.

Aluminum, a basic raw material of the Company, is subject to significant price fluctuations the risk of which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $163 and a fair value gain of $31.  The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers to manage exposure to price volatility.

CAPITAL EXPENDITURES

Consolidated capital expenditures were $180 in 2009 compared to $174 in 2008.

Expenditures in the Americas Division were $47 in 2009 and included spending of $30 in Americas Beverage and $7 in North America Food.  The spending in Americas Beverage included $12 to expand capacity in Brazil.

Expenditures in the European Division were $111 and included spending of $71 in European Beverage, $26 in European Food and $8 in European Specialty Packaging.  The spending in European Beverage included $47 for the Company’s new beverage can plant in Slovakia.

At December 31, 2009, the Company had approximately $21 of capital commitments.

Crown Holdings, Inc.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note L to the consolidated financial statements.

The Company also utilizes receivables securitization facilities and derivative financial instruments as further discussed under Note C and Note S, respectively, to the consolidated financial statements.

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

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $6 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site.  The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.  The Company has also recorded aggregate accruals of $12 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group.  Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow.  Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.   Actual expenditures for remediation were $2, $5 and $1 in 2009, 2008 and 2007, respectively.  The Company records an undiscounted environmental reserve when it is probable that a liability has been incurred and  the  amount  of  the  liability  is reasonably estimable. Reserves at December 31, 2009 are primarily for asserted claims and are based on internal and   external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years.

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

The potential impact on the Company’s operations of climate change and potential future climate change regulation in the jurisdictions in which the Company operates is highly uncertain. See the risk factor entitled “The Company is subject to costs and liabilities related to stringent environmental and health and safety standards” in Part I, Item 1A of this Annual Report.

Crown Holdings, Inc.

COMMON STOCK AND OTHER EQUITY

Total equity was $383 at December 31, 2009 compared to $36 and $338 at December 31, 2008 and 2007, respectively.  The increase of $347 in 2009 was primarily due to $450 of net income, $144 of currency translation adjustments, and $86 related to accounting for derivatives, partially offset by decreases of $285 related to the Company’s pension and postretirement benefit plans and $87 of dividends paid to noncontrolling interests. The decrease of $302 in 2008 was primarily due to $395 of currency translation adjustments, $101 of adjustments relating to the Company’s pension and postretirement benefit plans, $65 of dividends paid to noncontrolling interests, and $51 related to accounting for derivatives, partially offset by net income for the year of $330.  Additional information related to the pension and postretirement benefit plan adjustments is available under the Critical Accounting Policies section of this Management’s Discussion and Analysis and under Note V to the consolidated financial statements.

The Company’s first priority revolving credit and term loan facilities, first priority senior secured notes and senior unsecured notes contain provisions that limit the repurchase of common stock and the payment of dividends subject to certain permitted payments or repurchases and exceptions.  The Company acquired 182,574 shares, 2,119,697 shares and 4,974,892 shares of its common stock in 2009, 2008 and 2007, respectively.

Total common shares outstanding were 161,483,074 at December 31, 2009 and 159,191,238 at December 31, 2008.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 of the Company’s outstanding common stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors.  This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares.  The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion.  The remaining authorized purchases were $467 as of December 31, 2009.

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

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting the reported results of operations and financial position of the Company.  The Company’s significant accounting policies are more fully described under Note A to the consolidated financial statements. Certain accounting  policies, however, are considered to be critical in that  (i) they are most important to the depiction of the Company’s financial condition and results of operations and (ii) their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

Crown Holdings, Inc.

Asbestos Liabilities

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants) and the effect of the state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority  of the Company’s asbestos cases are filed).

At the end of each quarter, the Company considers whether there have been any material developments that would cause it to update its asbestos liability accrual calculations. Absent any significant developments in the asbestos litigation environment in general or with respect to the Company specifically, the Company updates its accrual calculations in the fourth quarter of each year.  The Company’s asbestos liability accrual is calculated in the fourth quarter of each year as the sum of its outstanding and expected future claims, multiplied by the expected average settlement cost of those claims, plus estimated legal fees.  Claims in those states where the Company’s liability is limited by statute are included in the number of outstanding claims but are assumed to have no value. The expected number of claims and the expected average settlement cost per claim are calculated using projections based on the actual data for the most recent five years.  Because claims are not submitted or settled evenly throughout the year, it is difficult to predict at any time during the year whether the number of claims or average settlement cost over the five year period ending December 31 of such year will increase compared to the prior five year period.  At the end of 2009, the five year average settlement cost per claim was higher than at the end of the preceding two years. The effect of these increases in the expected average settlement cost per claim was partially mitigated by a decrease in each year in the expected number of future claims.  The combination of the projected increase in cost per claim, the projected decrease in the number of future claims, and including an additional year in the ten-year projection each year, resulted in a charge of $55 in 2009 compared to $25 in 2008 and $28 in 2007.  The charge of $55 in 2009 was higher than the charges in 2008 and 2007 because the increase in the projected average cost per claim in 2009 was higher than in 2008 and 2007.   A  10%  change in  either  the  number of  projected  claims or  the  average  cost  per  claim  would increase or decrease the estimated liability at December 31, 2009 by $23.  A 10% increase or decrease in these two factors at the same time would increase or decrease the estimated liability at December 31, 2009 by $48 and $44, respectively.

Goodwill Impairment

The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. The impairment review involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on the average of the estimated fair values calculated using market values for comparable businesses and discounted cash flow projections.  The Company uses an average of the two methods in estimating fair value because it believes they provide an equal probability of yielding an appropriate fair value for the reporting unit.  The Company’s estimates of future cash flows include assumptions concerning future operating performance, economic conditions, and technological changes and may differ from actual future cash flows.  Under the first method of calculating estimated fair value,  the Company  obtains  publicly  available  trading multiples based on the enterprise value of companies in the packaging industry whose shares are publicly traded.  The Company also reviews available information regarding the multiples used in recent transactions, if any, involving transfers of controlling interests in the packaging industry. The appropriate multiple is  applied to the forecasted  EBITDA   (a  non-GAAP item defined  by  the  Company as net  customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) of the reporting unit to obtain an estimated fair value.  Under the second method, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include no growth assumption unless there has recently been a material change in the business or a material change is forecasted.  The discount rate used is based on the average weighted-average cost of capital of companies in the packaging industry, which information is available through various sources.  The terminal value at the end of the five years is the product of the projected EBITDA at the end of the five year period and the trading multiple. The Company used an EBITDA multiple of 7.0 times and a discount rate of 7.4% in its 2009 review.  The assumed EBITDA multiple was increased from the 6.5 times used in 2008 due to an increase in trading multiples of companies in the packaging industry.  The discount rate in 2009 was decreased from the 9.2% used in 2008 due to a decrease in the weighted average cost of capital of companies in the packaging industry.  The Company did not have any reporting unit at the end of 2009 whose fair value did not materially exceed its carrying value.  The discussion below provides information on the Company’s assumptions and conclusions regarding its review of the European Closures reporting unit in 2007.  This reporting unit manufactures and sells metal vacuum food closures and is part of the European Food segment. Additional discussion of this reporting unit is provided because the Company recorded an impairment charge of $103 in the European Closures reporting unit in 2007.

Crown Holdings, Inc.

During the fourth quarter of 2007, the Company recorded a goodwill impairment charge of $103 in its European Closures reporting unit due to a decrease in projected operating results.   The segment income of the business was $6, $14 and $17 for the years ended December 31, 2007, 2006 and 2005, respectively, and as of the end of 2006, the Company was projecting 2007 segment income of $16.  The decrease in 2007 segment income, compared to 2006 results and the Company’s 2007 projections, was primarily due to lower sales unit volumes and an inability to recover cost increases through increased selling prices.

In its projections for the European metal vacuum food closures business for 2007, the Company expected to see some pressure on selling prices based on preliminary discussions with its customers, but believed it could compensate for these losses through increased sales unit volumes that could be obtained from existing or new customers throughout the year.  However, due to aggressive pricing by certain of the Company’s competitors (an effort to maintain or increase their sales unit volumes), the Company was unable to increase volumes for 2007 as allocations were finalized during the first two quarters. In addition to its effect on the Company’s sales unit volumes, the competitive situation also depressed selling prices throughout the year beyond the Company’s expectations.  The aggressive pricing policies evident in 2007 were unexpected in a business that previously had consistent segment income and relatively stable selling prices.  As of October 31, 2007, it was management’s judgment that the adverse competitive situation was temporary based on its understanding of the competitive market at that time.  However, at the conclusion of the 2008 budget process, which occurred at the end  of  2007 only  after  initial  discussions  with  existing  and  potential  customers  related to 2008 pricing and volumes, management concluded that the depressed selling prices and  competition for sales volume would likely continue, and that 2008 segment income was unlikely to improve.  Due to this second consecutive year of reduced segment income, and absent any evidence to the contrary, the Company determined that it was appropriate to  assume  similar  results for its  projections  used to  calculate the  estimated  fair  value  of  the reporting unit at the end of 2007.

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

Crown Holdings, Inc.

The Company’s valuation allowances of $391 at December 31, 2009 include $180 in the U.S., $109 in France, $59 in Canada, $23 in Belgium, $13 in the Netherlands, $5 in Asia and $2 in Poland.

During the fourth quarter of 2009, the Company released $58 of its U.S. deferred tax valuation allowances based on management’s judgment that it is more likely than not that the related deferred tax benefits will be realized.  The valuation allowance release included $54 for foreign tax credits that expire in 2016 through 2019 and $4 for research credits that expire in 2019.  Prior to the fourth quarter of 2009, the Company was unable to conclude that it was more likely than not that these tax credits, which can only be used after all of the Company’s tax losses are used, would be realized before their expiration.  Contributing to uncertainty regarding the Company’s U.S. taxable income in 2009 and beyond were a significant increase in 2009 in the cost of steel used in the production of certain cans and closures and the Company’s ability to recover those costs from customers; the effect of the credit crisis on demand for the Company’s products; and the possibility that the Company’s pension plan assets would suffer additional market losses and require the Company to contribute additional funds to the plan beyond those already considered in its projections.  The Company’s determination in the fourth quarter of 2009 that it was more likely than not that it would have sufficient future taxable income to realize these deferred tax assets was not as a result of any single event or development in the fourth quarter, but rather a review in the fourth quarter of the Company’s results for the year, its pension plan assets and liabilities at the end of the year, and its budget for 2010.  Based on the 2009 results and sales unit volumes, an increase in pension plan assets due to market returns, and a 2010 budget that projects the 2009 results can be maintained, the Company concluded there was sufficient positive evidence to reverse its valuation allowance related to these tax credits.  As of December 31, 2009, the Company had $180 of remaining valuation allowance against its U.S. deferred tax assets including $152 for state tax loss carryforwards, $27 for capital loss carryforwards, and $1 for research credits.  The state tax loss carryforwards expire as follows:  $4 in 2010 through 2015, $57 in 2016 through 2020, and $91 thereafter.  The capital loss carryforwards expire in 2012 and 2013 and the research credits expire in 2018.  Future realization of the Company’s $533 of net U.S. deferred tax assets will require approximately $1.3 billion of aggregated U.S. taxable income.  The table in Note W to the consolidated financial statements reports U.S. book income/(loss) of ($36), $31 and $4 for 2009, 2008 and 2007, respectively.  In 2009, the Company had approximately $150 of U.S. taxable income compared to the book loss of $36 due to differences arising from $59 of foreign source income that is not included in the book loss, $87 of U.S. GAAP pension expense in excess of pension plan contributions, and $40 of other permanent and temporary differences.  It is possible that the Company may be required to increase its U.S. valuation allowance at some future time if its projections of book and taxable income are incorrect in the aggregate or in the timing of certain deductions, such as pension plan contributions.

As of December 31, 2008, the Company was in a three year cumulative loss position in France and had a full valuation allowance against its net deferred tax assets.  Due primarily to reduced floating interest rates and a resulting significant reduction in interest expense, the French operations were profitable in 2009.  During the third quarter of 2009, the Company released $40 of its French deferred tax valuation allowances based on management's judgment that it is more likely than not that the related deferred tax assets will be realized in 2010 through 2012.  In the fourth quarter of 2009, the Company released an additional $2 of valuation allowance based on a refined estimate including a review of its 2010 budget.  Prior to the third quarter of 2009, the Company was unable to conclude that it was more likely than not that it would realize any future benefit from its deferred tax assets.  Contributing to uncertainty regarding taxable income in 2009 and beyond were a significant increase in 2009 in the cost of steel and the effect of the credit crisis on demand for the Company’s products.  The Company has a large food can business in France and the third quarter is a critical period as cans are purchased by its customers to pack the harvest.  After reviewing the third quarter operating results in France, the Company was able to conclude that it was more likely than not that the improvements in interest expense would not be offset by reductions in operating results, and that it would realize some portion of its deferred tax assets.  The Company is unable to conclude at this time that it is more likely than not that it will realize any additional deferred tax benefits in France beyond 2012, primarily due to uncertainty concerning the amount of future interest expense in its French operations.  The Company’s European revolving credit facility expires in May 2011 and its European term loan expires in November 2012.  Both of these facilities are in France and the Company’s French operations are currently benefitting from low base interest rates and floating interest rates on this debt.  For purposes of reviewing its valuation allowance the Company has assumed, based on current market conditions, that its revolving credit facility will be refinanced at higher base rates at the end of 2010, and, because a similar term loan facility may not be available, that its term loan will be replaced by a fixed rate note.  The Company has also assumed that the operating profit in its French operations will remain consistent.  The Company’s net deferred tax assets in France before valuation allowances consist of $191 of deferred tax assets, including $158 of tax loss carryforwards that do not expire, and $40 of deferred tax liabilities.  It is possible that the Company may be required to increase this valuation allowance at some future time if its income projections for 2010 to 2012 are later revised downwards. It is also possible that the Company will release additional portions of its French valuation allowance in future periods if its income projections are revised upwards due to improved operating profits, or if it refinances its debt at interest rates lower than those assumed in its projections.  In addition, future changes in tax laws or tax planning could cause the Company to restructure the amount of debt in its French operations as part of its tax planning strategies, which could impact the amount of interest expense and profits in these operations.

Crown Holdings, Inc.

As of December 31, 2009, the Company has a full valuation allowance of $59 against its net deferred tax assets in Canada.  The net deferred tax assets of $59 include $37 of tax loss carryforwards that expire in 2014 to 2028.  The Canadian operations remain in a three year cumulative loss position and had a significant loss in 2009 due to low operating margins and plant closing costs.  The Company does not believe it has sufficient positive evidence at this time to release any of the valuation allowance in Canada, but it is possible that some or all of its Canadian valuation allowance will be reversed in the future if the results of operations improve.

As of December 31, 2009, the Company has a valuation allowance of $23 for tax loss carryforwards in Belgium that do not expire, including $14 in a dormant entity that the Company does not believe at this time it will be able to utilize.  The remaining $9 of valuation allowance is in an operating entity that was slightly profitable in 2009, but remains in a three year cumulative loss position at the end of 2009.  The Company does not believe it has sufficient positive evidence at this time to release any of the valuation allowance for the operating entity, but it is possible some or all of the valuation allowance will be released in the future if the entity’s results of operations improve.

As of December 31, 2009, the Company has a valuation allowance of $13 against its deferred tax assets in a Dutch subsidiary, including $11 for tax loss carryforwards that do not expire.  The entity has a profit of $2 in 2009, but remains in a three year cumulative loss position at the end of 2009 and is projected to be break-even in 2010.  The Company does not believe it has sufficient positive evidence at this time to release any of the valuation allowance for this entity, but it is possible some or all of the valuation allowance will be released in the future if the entity’s results of operations  improve.

The remaining valuation allowances of $5 in Asia and $2 in Poland are also in entities where the Company does not believe it has sufficient positive evidence at this time to release any of the valuation allowances, but it is possible some or all of the valuation allowances will be released in the future.

The Company has not recorded a valuation allowance against its net deferred tax assets of $6 in a Spanish entity.  The entity had a profit of $1 in 2009 and is projecting a similar profit in 2010, but it is possible that the Company will need to provide a valuation allowance in the future if the profits are not maintained.

Unrecognized Tax Positions

The Company recognizes the impact of a tax position if, in the Company’s opinion, it is more likely than not that the position will be sustained on audit, based on the technical merits of that position.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The determination of whether the impact should be recognized, and the measurement of the impact, can require significant judgment and the Company’s estimate may differ from actual settlement amounts. See Note W to the consolidated financial statements for additional information on the Company’s tax positions.

Crown Holdings, Inc.

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

The rate of return assumptions are reviewed at each measurement date based on the pension plans’ investment policies, current asset allocations and an analysis of the historical returns of the capital markets.

The U.S. plan’s 2010 assumed asset rate of return of 8.75% was based on a calculation using underlying assumed rates of return of 10.5% for equity securities and alternative investments, and 5.7% for debt securities and real estate.   An assumed rate of 10.5% was used for equity securities and alternative investments based on the total return of the S&P 500 for the 25 year period ended December 31, 2009.  The Company believes that the equity securities included in the S&P 500 are representative of the equity securities and alternative investments held by its U.S. plan, and that 25 years provides a sufficient time horizon as a basis for estimating future returns.  The Company used a 5.7% assumed return for debt securities, consistent with the U.S. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities.  The underlying debt securities in the plan are primarily invested in various corporate and government agency securities and are benchmarked against returns on AA corporate bonds.

The U.K. plan’s 2010 assumed asset rate of return of 7.0% was based on a calculation using underlying assumed rates of return of 10.4% for equity securities and alternative investments, and 5.5% for debt securities and real estate. Equity securities in the U.K. plan as of December 31, 2009 were allocated approximately 45% to U.S. securities, 8% to U.K. securities, 11% to securities in European countries  other than the U.K., and 36% to securities in other countries. The assumed rate of 10.4% for equity securities and alternative investments represents the weighted average 25 year return of equity securities in these markets. The Company believes that the equity securities included in the related market indexes are representative of the equity securities and alternative investments held by its U.K. plan, and that 25 years provides a sufficient time horizon as a basis for estimating future returns.

A 0.25% change in the expected rates of return would change 2010 pension expense by approximately $9.

Discount rates were selected using a method that matches projected payouts from the plans with zero-coupon AA bond yield curves in the respective currencies.  The yield curves were constructed from the underlying bond price and yield data collected as of the plans'  measurement  date  and  are  represented  by  a  series  of annualized,  individual  discount  rates  with  durations  ranging from six months  to  thirty years.  Each discount rate in the curve was derived from an equal weighting of the AA bond universe, apportioned into distinct maturity groups.  These individual discount rates were then converted into a single equivalent discount rate.  To assure that the resulting rates can be  achieved  by the plan, only bonds with sufficient capacity that satisfy certain criteria and are expected  to  remain  available  through the period of maturity of the plan benefits were used to develop the discount rate.  A 0.25% change in the discount rates from those used at December 31, 2009 would change 2010 pension expense by approximately $5 and postretirement expense by approximately $1.  See Note V to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

Crown Holdings, Inc.

As of December 31, 2009, the Company had pre-tax unrecognized net losses in other comprehensive income of $1,991 related to its pension plans and $147 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. For example, as disclosed in Note V to the consolidated financial statements, the unrecognized net loss in the Company’s  pension  plans  included  a  current  year  loss  of  $329 consisting of a gain of $237 due to actual asset returns of $470 compared to expected returns of $233, offset by losses of $566 primarily due to lower discount rates at the end of 2009 compared to 2008.  Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2009 included charges of $105 for the amortization of unrecognized net losses, and the Company estimates charges of $114 in 2010. Unrecognized net losses of $1,991 in the pension plans as of December 31, 2009 include $976 in the U.K. defined benefit plan, $852 in the U.S defined benefit plan, $180 in the Canadian defined benefit plans, and ($17) in other plans.  Amortizable losses in the U.K. plan are being recognized  over  21  years, representing the average expected life of inactive employees as over 90% of the plan participants are inactive and the fund is closed to new participants.  Amortizable losses in the U.S. plan are being recognized over the average remaining service life of active participants of 11 years.  Amortizable losses in the Canadian plans are being recognized over the average remaining service life of active participants of 11 years.  An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2010 by 9.1% or $10. A decrease of 10% in the number of years would increase the estimated charge for 2010 by 11.1% or $13.

Unrecognized net losses of $147 in the Company’s other postretirement benefit plans as of December 31, 2009, primarily included $130 in the U.S. plans, with the amortizable portion being recognized over the average remaining service life of active participants of 9 years.  The Company’s other postretirement benefits expense for the year ended December 31, 2009 included charges of $7 for the amortization of unrecognized net losses, and the Company estimates charges of $10 in 2010. An increase of 10% in the number of years used to amortize the unrecognized losses in each plan would decrease the estimated charge for 2010 by 9.1% or $1.  A decrease of 10% in the number of years would increase the estimated charge for 2010 by 11.1% or $1.

Stock-Based Compensation

Calculation of the estimated fair value of stock option awards requires the use of assumptions regarding a number of complex and subjective variables, including the expected term of the options, the annual risk-free interest rate over the options’ expected term, the expected annual dividend yield on the underlying stock over the options’ expected term, and the expected stock price volatility over the options’ expected term.  The Company generally bases its assumptions of option term and expected price volatility on historical data,  but also considers other factors, such as vesting or expiration provisions in new awards that are inconsistent with past awards, that would make the historical data unreliable as a basis for future assumptions.  Estimates of the fair value of stock options are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. See Note A and Note P to the consolidated financial statements for additional disclosure of the Company’s assumptions related to stock-based compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance that eliminates the Qualified Special Purpose Entities (QSPEs) concept, established to facilitate off-balance sheet treatment of certain securitizations. More stringent criteria must be met to qualify for sale accounting when only a portion of a financial asset is transferred. The guidance impacts new transfers of many types of financial assets (for example, receivables securitization and factoring arrangements) occurring after the effective date. The guidance is effective for the Company on January 1, 2010. The Company is currently evaluating the requirements of this guidance, but believes it will require the Company to report its receivables securitization facilities as securitized borrowings instead of as sales of receivables, thus increasing the Company’s reported debt.  The amount of securitized receivables was $232 as of December 31, 2009 and $322 at its highest level during 2009.  If the amounts are reported as borrowings, the Company’s reported cash flow from operations in 2010 will be negatively impacted by this change.  For example, if the new guidance had been effective as of January 1, 2009 instead of 2010, the Company’s 2009 cash flow from operations would have been $232 less than the amount reported and its cash flow from financing activities would have been $232 higher.  This anticipated negative impact on cash flow from operations is limited to 2010 and will not recur in future periods.

Crown Holdings, Inc.

In June 2009, the FASB issued guidance that requires an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether the company is the primary beneficiary.  The guidance is effective for the Company on January 1, 2010 and the Company does not expect its adoption will have a material impact on the Company's financial statements.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the discussions of the provision for asbestos under Note K and other contingencies under Note L to the consolidated financial statements included in this Annual Report and in discussions incorporated by reference into this Annual Report (including, but not limited to, those in “Compensation Discussion and Analysis” in the Company’s Proxy Statement), which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking  statements.”   Forward-looking  statements  can  be  identified  by  words,  such  as  “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to (i) the Company’s  plans  or  objectives  for  future operations, products or financial performance, (ii) the Company’s indebtedness and other contractual  obligations,  (iii) the  impact of an  economic  downturn or  growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings, (vi) the Company’s policies with respect to executive compensation and (vii) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension and postretirement liabilities.

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; restrictions on the Company’s use of available cash under its debt agreements; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges), tax rates and tax laws (including with respect to taxation of unrepatriated non-U.S. earnings or as a result of the depletion of net loss carryforwards); the impact of potential health care reform in the United States; the collectibility of receivables; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, including in the Company’s Middle East operations, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, energy, water, inks and coatings) and the Company’s ability to pass raw material, energy and freight price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of price increases; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the impact of state legislation dealing with asbestos liabilities and any litigation challenging that legislation and any future state or federal legislation dealing with asbestos liabilities); the Company’s ability to realize deferred tax benefits; changes in the Company’s critical  or other  accounting  policies or the  assumptions  underlying those  policies;  labor  relations  and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and difficulties related to the acquisition of a business and integration of acquired businesses; the impact of any potential dispositions, acquisitions or other strategic realignments, which may impact the Company’s operations, financial profile, investments or levels of indebtedness; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to achieve high capacity utilization rates for its equipment; the Company’s ability to maintain and develop competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology; the Company’s ability to generate sufficient production capacity; loss of customers, including the loss of any significant customers; changes in consumer preferences for different packaging products; the financial condition of the Company’s vendors and customers; weather conditions, including their effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; the impact of the Company’s initiative to generate additional cash, including the reduction of working capital levels and capital spending; the ability of the Company to realize cost savings from its restructuring programs; the Company’s ability to maintain adequate sources of capital and liquidity; costs and payments to certain of the Company’s executive officers in connection with any termination of such executive officers or a change in control of the Company; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; and changes in the Company’s strategic areas of focus, which may impact the Company’s operations, financial profile or levels of indebtedness.

Crown Holdings, Inc.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Market Risk” in this Annual Report is incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A and W to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling (minority) interests as of January 1, 2009, and the manner in which it accounts for uncertain tax positions as of January 1, 2007, respectively.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation  of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Philadelphia, PA
March 1, 2010

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

For the years ended December 31	2009	2008	2007

Net sales	$7,938	$8,305	$7,727

Cost of products sold, excluding depreciation and amortization	6,551	6,885	6,468
Depreciation and amortization	194	216	229

Gross profit	1,193	1,204	1,030

Selling and administrative expense	381	396	385
Provision for asbestos…Note K	55	25	29
Provision for restructuring…Note M	43	21	20
Asset impairments and sales…Note N	(6)	6	100
Loss from early extinguishments of debt…Note Q	26	2
Interest expense	247	302	318
Interest income	(6)	(11)	(14)
Translation and exchange adjustments	(6)	21	(9)

Income before income taxes and equity earnings	459	442	201
Provision for/(benefit from) income taxes…Note W	7	112	(400)
Equity loss in affiliates	(2)
Net income	450	330	601
Net income attributable to noncontrolling interests	(116)	(104)	(73)
Net income attributable to Crown Holdings	$ 334	$ 226	$ 528

Earnings per common share attributable to Crown Holdings:

Basic...Note U	$2.10	$1.42	$3.27

Diluted...Note U	$2.06	$1.39	$3.19

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2009	2008

Assets
Current assets
Cash and cash equivalents	$ 459	$ 596
Receivables, net…Note C	714	734
Inventories…Note D	960	979
Prepaid expenses and other current assets	109	148
Total current assets	2,242	2,457

Goodwill…Note E	2,050	1,956
Property, plant and equipment, net…Note F	1,509	1,473
Other non-current assets…Note G	731	888
Total	$6,532	$6,774

Liabilities and equity
Current liabilities
Short-term debt…Note Q	$ 30	$ 59
Current maturities of long-term debt…Note Q	29	31
Accounts payable and accrued liabilities…Note H	1,866	1,982
Total current liabilities	1,925	2,072

Long-term debt, excluding current maturities…Note Q	2,739	3,247
Postretirement and pension liabilities…Note V	1,037	893
Other non-current liabilities…Note I	448	526
Commitments and contingent liabilities…Notes J and L

Equity/(deficit)

Noncontrolling interests	389	353

Preferred stock, authorized: 30,000,000; none issued…Note O
Common stock, par value: $5.00; authorized: 500,000,000 shares; issued: 185,744,072 shares…Note O	929	929
Additional paid-in capital	1,536	1,510
Accumulated deficit	(94)	(428)
Accumulated other comprehensive loss…Note B	(2,255)	(2,195)
Treasury stock at par value (2009 – 24,260,998 shares; 2008 – 26,552,834 shares)	(122)	(133)
Crown Holdings shareholders' deficit	(6)	(317)
Total equity	383	36
Total	$6,532	$6,774

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the years ended December 31	2009	2008	2007

Cash flows from operating activities
Net income	$450	$330	$601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194	216	229
Provision for restructuring	43	21	20
Asset impairments and sales	(6)	6	100
Pension expense	130	13	10
Pension contributions	(74)	(71)	(65)
Stock-based compensation	18	16	14
Deferred income taxes	(81)	23	(486)
Changes in assets and liabilities:
Receivables	42	(110)	68
Inventories	50	(23)	(19)
Accounts payable and accrued liabilities	(87)	38	61
Asbestos liabilities	29		3
Other	48	(37)	(27)
Net cash provided by operating activities	756	422	509

Cash flows from investing activities
Capital expenditures	(180)	(174)	(156)
Proceeds from sale of businesses, net of cash sold			7
Proceeds from sale of property, plant and equipment	2	15	66
Acquisition of business	(22)
Other		(27)	(11)
Net cash used for investing activities	(200)	(186)	(94)

Cash flows from financing activities
Proceeds from long-term debt	400	27	48
Payments of long-term debt	(1,044)	(94)	(55)
Net change in revolving credit facility and short-term debt	82	15	(217)
Common stock issued	23	10	14
Common stock repurchased	(4)	(35)	(118)
Dividends paid to noncontrolling interests	(87)	(65)	(38)
Other	(71)	65	(30)
Net cash used for financing activities	(701)	(77)	(396)

Effect of exchange rate changes on cash and cash equivalents	8	(20)	31

Net change in cash and cash equivalents	(137)	139	50

Cash and cash equivalents at January 1	596	457	407

Cash and cash equivalents at December 31	$459	$596	$457

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(in millions, except share data)

	2009	2008	2007
Comprehensive income/(loss)
Net income	$ 450	$ 330	$ 601
Net other adjustments:
Attributable to Crown Holdings	(60)	(549)	85
Attributable to noncontrolling interests	5	2	11
Comprehensive income/(loss)	395	(217)	697
Comprehensive income attributable to noncontrolling interests	(121)	(106)	(84)
Comprehensive income/(loss) attributable to Crown Holdings	$ 274	$ (323)	$ 613

Common stock	$ 929	$ 929	$ 929

Paid-in capital
Balance – beginning of year	$ 1,510	$ 1,516	$ 1,589
Restricted stock awarded	(3)	(2)	(2)
Stock-based compensation	18	16	16
Stock issued – benefit plans	14	4	6
Stock repurchased	(3)	(24)	(93)
Balance – end of year	$ 1,536	$ 1,510	$ 1,516

Accumulated deficit
Balance – beginning of year	$ (428)	$ (654)	$(1,166)
Net income attributable to Crown Holdings	334	226	528
Adoption of guidance on uncertain tax positions			(16)
Balance – end of year	$ (94)	$ (428)	$ (654)

Accumulated other comprehensive loss
Balance – beginning of year	$(2,195)	$(1,646)	$(1,731)
Derivatives qualifying as hedges, net of tax of $(31), $15 and $9	83	(51)	(7)
Translation adjustments	142	(397)	25
Translation adjustments - disposition of foreign investments			6
Amortization of net loss and prior service cost included in net periodic pension and postretirement cost, net of tax of $(27), $(14) and $(19)	67	38	47
Net loss and prior service cost adjustments, net of tax of $110, $127 and $(62)	(352)	(139)	18
Available for sale securities, net of tax of $2			(4)
Net other comprehensive income/(loss) adjustments	(60)	(549)	85
Balance – end of year	$(2,255)	$(2,195)	$(1,646)

Treasury stock
Balance – beginning of year	$ (133)	$ (130)	$ (115)
Restricted stock awarded	3	2	2
Stock issued – benefit plans	9	6	8
Stock repurchased	(1)	(11)	(25)
Balance – end of year	$ (122)	$ (133)	$ (130)

Noncontrolling interests
Balance – beginning of year	$ 353	$ 323	$ 279
Net income attributable to noncontrolling interests	116	104	73
Translation adjustments (other comprehensive income)	2	2	11
Derivatives qualifying as hedges (other comprehensive income)	3
Dividends paid to noncontrolling interests	(87)	(65)	(38)
Purchase of noncontrolling interests		(11)	(2)
Acquisition of business	2
Balance – end of year	$ 389	$ 353	$ 323

Total equity – end of year	$ 383	$ 36	$ 338

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

The Company manufactures and sells metal containers, metal closures, and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”).  If an entity meets the criteria for VIE status, the Company consolidates that entity if the Company has the obligation to absorb more than 50% of the entity’s expected losses or receive more than 50% of the entity’s expected residual returns. If an entity does not meet the criteria for VIE status, the Company consolidates those in which it has control, which includes certain subsidiaries that are not majority-owned.  Certain of the Company’s joint venture agreements contain provisions in which the Company would surrender certain decision-making rights upon a change in control of the Company.  AccordingIy, consolidation of these operations may no longer be appropriate subsequent to a change in control of the Company, as defined in the joint venture agreements. Investments in companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Investments in securities where the Company does not have the ability to exercise significant influence over operating and financial policies, and whose fair value is readily determinable such as those listed on a securities exchange, are referred to as “available for sale securities” and reported at their fair value with unrealized gains and losses reported in accumulated other comprehensive income in equity. Other investments are carried at cost.

Foreign Currency Translation. For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated as a separate component of accumulated other comprehensive income in equity. For non-U.S. subsidiaries that use a U.S. dollar functional currency, local currency inventories and property, plant and equipment are translated into U.S. dollars at approximate rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

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

Stock-Based Compensation. The Company has stock-based employee compensation plans that are currently comprised of fixed stock options and restricted stock awards.  Compensation expense is recognized over the vesting period on a straight-line basis based on the grant date fair value and the estimated number of awards that are expected to vest.  The fair value of stock option awards are calculated using the Black-Scholes option pricing model and the fair value of performance-based restricted stock awards are calculated using a Monte Carlo valuation model.

Crown Holdings, Inc.

Stock-based compensation expense was $18, $16 and $14 in 2009, 2008 and 2007, respectively.

Cash and Cash Equivalents. Cash equivalents represent investments with maturities of three months or less from the time of purchase and are carried at cost, which approximates fair value because of the short maturity of those instruments. Outstanding checks in excess of funds on deposit are included in accounts payable.

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

Crown Holdings, Inc.

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

Derivatives and Hedging. All outstanding derivative financial instruments are recognized in the balance sheet at their fair values. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported currently in earnings along with changes in the fair values of the hedged items. Changes in the effective  portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified to earnings when the related hedged items impact earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistent with the item being hedged.

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

Research and Development. Net research, development and engineering costs of $42, $47 and $48 in 2009, 2008 and 2007, respectively, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Recent Accounting and Reporting Pronouncements.  On July 1, 2009, the FASB established its Accounting Standards Codification (“ASC” or “the Codification”) as the exclusive source for U.S. generally accepted accounting principles ("GAAP"), except for SEC rules and interpretive releases, which are also sources of authoritative GAAP for SEC registrants.  The Codification does not change GAAP, but does change how companies reference GAAP in their financial statements.  The Codification will be updated for future changes to GAAP.

Crown Holdings, Inc.

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

Effective January 1, 2009, the Company adopted guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The guidance attempts to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset, and requires disclosure of information that enables users of financial statements to assess the extent to which expected future cash flows associated with an asset are affected by the intent and/or ability to renew or extend the arrangement. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The adoption of the guidance had no impact on the Company’s financial statements at the date of adoption.

In September 2006, the FASB issued guidance that establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008,  the effective date of this guidance was deferred for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually)  to  fiscal  years beginning after November 15, 2008. The adoption of the guidance for nonfinancial assets and liabilities on January 1, 2009 had no impact on the Company’s financial statements at the date of adoption.

Effective December 31, 2009, the Company adopted guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentration of risk within plan assets.  Upon initial application, the provisions of the guidance are not required for earlier periods that are presented for comparative purposes.  See Note V for the required disclosures.

Effective January 1, 2009, the Company adopted guidance that requires the recognition of noncontrolling (minority) interests as equity in the consolidated financial statements, but separate from the parent’s equity. The guidance also requires that the amount of net income attributable to noncontrolling interests be included in consolidated net income on the face of the income statement.  The financial statements included in this report are presented in accordance with the guidance and all prior period information has been retrospectively adjusted.

Effective January 1, 2009, the Company adopted guidance that expands disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company has applied the requirements of the guidance on a prospective basis and disclosures related to periods prior to the date of adoption have not been presented. See Note S for the required disclosures.

Effective January 1, 2009, the Company adopted guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The guidance requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method.  The adoption of the guidance had no impact on the Company’s basic or diluted earnings per share in the year ended December 31, 2009.

Crown Holdings, Inc.

Effective April 1, 2009, the Company adopted guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. The guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. The adoption of the guidance had no impact on the Company’s financial statements at the date of adoption.

Effective April 1, 2009, the Company adopted guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) of debt securities classified as available-for-sale and held-to-maturity. It also expands and increases the frequency of disclosures about other-than-temporary impairments in both debt and equity securities. The guidance changes the recognition threshold of an OTTI for debt securities and provides some income statement relief by permitting the non-credit portion of the OTTI loss to be excluded from earnings and reported in other comprehensive income. The adoption of the guidance had no impact on the Company’s financial statements at the date of adoption.

Effective April 1, 2009, the Company adopted guidance that requires disclosures in interim financial statements that provide quantitative and qualitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in the Codification. In accordance with the guidance, the Company has disclosed the fair value of its long-term borrowings in its interim financial statements.

Effective April 1, 2009, the Company adopted guidance that establishes (1) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  Some unrecognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. For such an event, the nature of the event and an estimate of the financial effect, or a statement that such an estimate cannot be made, must be disclosed. The adoption of this guidance had no impact on the Company’s financial statements.

In June 2009, the FASB issued guidance that eliminates the Qualified Special Purpose Entities (QSPEs) concept, established to facilitate off-balance sheet treatment of certain securitizations. More stringent criteria must be met to qualify for sale accounting when only a portion of a financial asset is transferred. The guidance impacts new transfers of many types of financial assets (for example, receivables securitization and factoring arrangements) occurring after the effective date. The guidance is effective for the Company on January 1, 2010. The Company is currently evaluating the requirements of this guidance, but believes it will require the Company to report its receivables securitization facilities as securitized borrowings instead of as sales of receivables, thus increasing the Company’s reported debt.  The amount of securitized receivables was $232 as of December 31, 2009 and $322 at its highest level during 2009.  If the amounts are reported as borrowings, the Company’s reported cash flow from operations in 2010 will be negatively impacted by this change.  For example, if the new guidance had been effective as of January 1, 2009 instead of 2010, the Company’s 2009 cash flow from operations would have been $232 less than the amount reported and its cash flow from financing activities would have been $232 higher.  This anticipated negative impact on cash flow from operations is limited to 2010 and will not recur in future periods.

Crown Holdings, Inc.

B.	Accumulated Other Comprehensive Loss Attributable to Crown Holdings

	2009	2008
Pension and postretirement adjustments	$(1,625)	$(1,340)
Cumulative translation adjustments	(657)	(799)
Derivatives qualifying as hedges	27	(56)
	$(2,255)	$(2,195)

C.	Receivables

	2009	2008
Accounts and notes receivable	$598	$615
Less: allowance for doubtful accounts	(40)	(24)
Net trade receivables	558	591
Miscellaneous receivables	156	143
	$714	$734

Following are the changes in the allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007.

	Balance at				Balance at
	beginning of year	Expense	Write offs	Translation	end of year
2007	$38	$3	$(15)	$2	$28
2008	28	1	(4)	(1)	24
2009	24	17	(3)	2	40

The Company utilizes receivable securitization facilities in the normal course of business as part of its management of cash flow activities. Under its committed $225 North American facility, the Company sells receivables, on a revolving basis, to a wholly-owned, bankruptcy-remote subsidiary.  The subsidiary was formed for the sole purpose of buying and selling receivables generated by the Company and, in turn, sells undivided percentage ownership interests in the pool of purchased receivables to a syndicate of financial institutions.  The Company continues to service these receivables for a fee but does not retain any interest in the receivables sold. The Company has relinquished control of the receivables and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheets. As of December 31, 2009 and 2008, $100 and $115 of receivables, respectively, were securitized under the North American facility.

Under the Company’s committed €120 European securitization facility, certain subsidiaries in the U.K. and France sell receivables to an entity formed in France for the sole purpose of buying receivables from the selling subsidiaries.  The buying entity finances the purchase of receivables through the issuance of senior units to a company in which the Company does not retain any interest.  The selling subsidiaries continue to service the receivables for a fee, but do not retain any interest in the receivables sold and the sales are reflected as a reduction in receivables within the Consolidated Balance Sheets.  As of December 31, 2009 and 2008, €92 and, €85 of receivables, respectively, were securitized under the European facility.

During 2009, 2008 and 2007, the Company recorded expenses related to securitization facilities of $5, $14 and $17, respectively, as interest expense, including commitment fees of 0.25% on the unused portion of the facilities.  Proceeds from the sale of receivables and all related fees and costs are included in operating activities in the Consolidated Statements of Cash Flows.

Crown Holdings, Inc.

D.  Inventories

	2009	2008
Finished goods	$368	$324
Work in process	102	117
Raw materials and supplies	490	538
	$960	$979

E.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2009 and 2008 were as follows:

		North			European	Non-
	Americas	America	European	European	Specialty	reportable
	Beverage	Food	Beverage	Food	Packaging	segments	Total
Balance at January 1, 2008:
Goodwill	$457	$164	$853	$1,373	$139	$189	$3,175
Accumulated impairment losses	(29)		(73)	(724)	(139)	(11)	(976)
Net	428	164	780	649		178	2,199
Foreign currency translation	(10)	(16)	(120)	(62)		(35)	(243)
Balance at December 31, 2008:
Goodwill	447	148	733	1,311	139	154	2,932
Accumulated impairment losses	(29)		(73)	(724)	(139)	(11)	(976)
Net	418	148	660	587		143	1,956
Foreign currency translation	7	10	40	25		12	94
Balance at December 31, 2009:
Goodwill	454	158	773	1,336	139	166	3,026
Accumulated impairment losses	(29)		(73)	(724)	(139)	(11)	(976)
Net	$425	$158	$700	$ 612	$ 0	$155	$2,050

Identifiable intangible assets other than goodwill are recorded as other non-current assets in the Consolidated Balance Sheets and are not material.

F.	Property, Plant and Equipment

	2009	2008
Buildings and improvements	$793	$750
Machinery and equipment	4,063	3,861
	4,856	4,611
Less: accumulated depreciation and amortization	(3,601)	(3,387)
	1,255	1,224
Land and improvements	145	139
Construction in progress	109	110
	$1,509	$1,473

G.	Other Non-Current Assets

	2009	2008
Deferred taxes	$601	$550
Pension assets	23	224
Debt issue costs	28	40
Investments	24	22
Fair value of derivatives	17
Other	38	52
	$731	$888

Crown Holdings, Inc.

The investments caption includes the Company’s investments accounted for by the equity method and the cost method. The decrease in pension assets is due to the Company’s U.K. plan, which is in a liability position at the end of 2009, primarily due to a decrease in discount rates compared to 2008.

H.	Accounts Payable and Accrued Liabilities

	2009	2008
Trade accounts payable	$1,163	$1,266
Salaries, wages and other employee benefits, including pension and postretirement	192	194
Accrued taxes, other than on income	129	113
Fair value of derivatives	67	168
Accrued interest	20	34
Asbestos liabilities	25	25
Income taxes payable	25	18
Deferred taxes	14	10
Restructuring	25	12
Other	206	142
	$1,866	$1,982

I.	Other Non-Current Liabilities

	2009	2008
Asbestos liabilities	$205	$176
Deferred taxes	30	98
Postemployment benefits	44	42
Fair value of derivatives		42
Income taxes payable	27	25
Environmental	16	17
Other	126	126
	$448	$526

Income taxes payable includes uncertain tax positions as discussed in Note W.

J.  Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases, and leased assets are included in property, plant and equipment.  Other  long-term  non-cancelable  leases are  classified as  operating  leases and are not capitalized. Certain of the leases contain renewal or purchase options, but the leases do not contain significant contingent rental payments, escalation clauses, rent holidays,  rent  concessions  or  leasehold improvement incentives. The amount of capital leases reported as capital assets, net of accumulated amortization, was $3 and $5 at December 31, 2009 and 2008, respectively.

Under long-term operating leases, minimum annual rentals are $63 in 2010, $48 in 2011, $39 in 2012, $23 in 2013, $12 in 2014 and $42 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $15 due under non-cancelable subleases. The present value of future minimum payments on capital leases was $3 as of December 31, 2009. Rental expense (net of sublease rental income) was $62, $60 and $69 in 2009, 2008 and 2007, respectively.

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

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the acquired  company’s adjusted asset value. In November 2004, the legislation was amended to address a Pennsylvania Supreme Court decision (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002) which held that the statute violated the Pennsylvania Constitution due to retroactive application.  On February 6, 2009, the Superior Court of Pennsylvania affirmed, due to the plaintiff’s lack of standing, the Philadelphia Court of Common Pleas’ dismissal of three cases against Crown Cork raising federal and state constitutional challenges to the amended statute (Stea v. A.W. Chesterton, Inc., et. al, No. 2956 EDA 2006). The Pennsylvania Supreme Court has accepted an appeal of the decision.  The Company cautions that the limitations of the statute, as amended, are subject to litigation and may not be upheld.  Adverse rulings in cases challenging the constitutionality of the Pennsylvania statute could have a material impact on the Company.

Crown Holdings, Inc.

During 2009, 2008 and 2007, respectively, Crown Cork (i) received 2,000, 3,000 and 4,000 new claims, (ii) settled or dismissed 2,000, 3,000 and 4,000 claims, and (iii) had 50,000 claims outstanding at the end of 2009. The outstanding claims at December 31, 2009 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow.  The outstanding claims at December 31, 2009 also exclude approximately 19,000 inactive claims.  Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action.  The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

Of the 50,000 claims outstanding at the end of 2009, approximately 96% were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 2% were filed by plaintiffs who claim damages of less than $5; approximately 2% were filed by plaintiffs who claim damages from $5 to less than $100 (91% of whom claim damages from $10 to less than $25) and three were filed by  plaintiffs who claim damages ranging from $162 to $185.

During 2009, 2008 and 2007, respectively, the Company (i) recorded pre-tax charges of $55, $25 and $29 to increase its accrual, (ii) made asbestos-related payments of $26, $25 and $26, (iii) settled claims totaling $17, $15 and $15, including amounts committed to be paid in future periods and (iv) had outstanding accruals of $230, $201 and $201 at the end of the year.

The Company estimates that its probable and estimable asbestos liability for pending and future asbestos claims and related legal costs is $230 at the end of 2009, including $174 for unasserted claims and $1 for committed settlements that will be paid in 2010.

Historically (1977-2009), Crown Cork estimates that approximately one-quarter of all asbestos-related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964. However, because of Crown Cork’s settlement experience to date and the increased difficulty of establishing identification of the subsidiary’s insulation products as the cause of injury by persons alleging first exposure to asbestos after 1964, the Company has not included in its accrual any amounts for settlements by persons alleging first exposure to asbestos after 1964.

Underlying the accrual are assumptions that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the state asbestos legislation described above is expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply.  The Company’s accrual of $230 includes estimates for probable costs for claims through the year 2019.  Potential estimated additional claims costs of $38 beyond 2019 have not been included in the Company’s liability, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.

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

Crown Holdings, Inc.

L.  Commitments and Contingent Liabilities

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $6 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site.  The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.  The Company has also recorded aggregate accruals of $12 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group.  Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow.  Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.  Actual expenditures for remediation were $2, $5 and $1 in 2009, 2008 and 2007, respectively.  The Company records an undiscounted environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Reserves at December 31, 2009 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserves and will not have a material effect on the Company’s consolidated results of operations, financial position and cash flow.

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

The Company has various commitments to purchase materials, supplies and utilities totaling approximately $4.5 billion as of December 31, 2009 as part of the ordinary conduct of business. The Company’s basic raw materials for its products are steel and aluminum, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers.  The Company also has commitments for standby letters of credit and for purchases of capital assets.

At December 31, 2009 the Company had certain indemnification agreements covering environmental remediation, lease payments, and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $18.  Several agreements outstanding at December 31, 2009 did not provide liability limits.  The Company also has guarantees of $29 related to the residual value of leased assets at December 31, 2009.

In January 2010, the Company received a one time payment of $21 as part of an overall resolution of a long-time dispute unrelated to the Company's ongoing operations, customers or vendors, and will record a gain of $21 in the first quarter of 2010.

M.	Restructuring

During 2009, the Company provided a pre-tax charge of $43 for restructuring costs, including $20 related to the closure of two food can plants and an aerosol plant in Canada, $19 for severance costs to reduce headcount in the Company’s European division and $4 for costs related to a prior restructuring action in Canada.  The charges of $24 in Canada included $11 for pension and postretirement benefit plan curtailment charges and settlements,  $6 for  severance  costs,  $4 for  other  exit costs and  $3  for  asset writedowns.  Also related to the Canadian plants, the Company expects to incur future additional charges of approximately $16 for pension settlements in 2010 or 2011 when the Company receives regulatory approval to settle these obligations, and $5 for plant maintenance and strip and clean costs related to the closed plants.  The total cash cost for these restructuring actions is expected to be approximately $30, including $25 for severance costs and $5 for pension plan settlements.

Crown Holdings, Inc.

During 2008, the Company provided a pre-tax charge of $21 for restructuring costs, including $13 to close a food can plant and a beverage can and crown plant in Canada.  The charge of $13 included $4 to write down the value of property and equipment, $6 for pension plan curtailment charges, and $3 for severance costs.   An additional charge of approximately $17 related to pension plan settlement costs is expected to be recorded in 2010 or 2011 when the Company receives regulatory approval to settle these obligations.  In addition to the charge of $13 for the Canadian plants, the Company also provided  pre-tax charges of $6 to reduce headcount and $2 for other exit costs, primarily in the European Food segment.

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

Balances remaining in the reserves at December 31, 2009 included provisions of $23 for current year actions and $2 for prior restructuring actions. The balance of the restructuring reserves was included in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

The components of the restructuring reserve and movements within these components during 2009 and 2008 were as follows:

		Other	Asset
	Termination	exit	write
	costs	costs	downs	Total

Balance at January 1, 2008	$8	$7		$15
Provisions	15	2	$4	21
Payments made	(5)	(8)		(13)
Reclassify to other accounts	(6)		(4)	(10)
Foreign currency translation and other	(1)			(1)
Balance at December 31, 2008	11	1		12
Provisions	36	4	3	43
Payments made	(12)	(5)		(17)
Reclassify to other accounts	(11)		(3)	(14)
Foreign currency translation and other	1			1
Balance at December 31, 2009	$25	$0	$0	$25

N.	Asset Impairments and Sales

During 2009, the Company recorded net pre-tax gains of $6 for asset impairments and sales including a gain of $8 from the sale of surplus land in a European food can business, partially offset by $2 of other net losses from asset sales and impairment charges.

During 2008, the Company recorded net pre-tax charges of $6 for asset impairments and sales including an asset impairment charge of $5 to write off its investment in an available for sale security due to a declining share price and eventual Chapter 11 reorganization petition filed by the investee.

During 2007, the Company recorded net pre-tax charges of $100 for asset impairments and sales including a non-cash goodwill impairment charge of $103 in the European metal vacuum closures business, partially offset by $3 of other net gains from asset sales and impairment charges.

Crown Holdings, Inc.

O.  Capital Stock

As of December 31, 2009 and 2008, there were 161,483,074 and 159,191,238 common shares outstanding, respectively.  The activity for 2009 included 182,574 shares repurchased; 1,822,173 shares issued upon the exercise of employee stock options; 615,839 shares of restricted stock issued to employees; and 36,398 shares issued to non-employee directors.

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

In February 2008, the Board of Directors authorized the repurchase of up to $500 of common stock from time to time through December 31, 2010, of which $467 was available at December 31, 2009. This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares.  In August 2006, the Company entered into an amendment to its first priority credit facility providing for an additional $200 first priority term loan facility due 2012 to be utilized to, among other things, repurchase, redeem or otherwise acquire or retire for value outstanding common stock of the Company, subject to certain limitations. Also in 2006, the Company paid the holders of the first priority senior secured notes to amend the indenture to, among other things, allow the Company to make $100 of additional restricted payments of any type, including restricted payments for the repurchase or other acquisition or retirement for value of shares of Company common stock.

Each repurchase may be made in the open market, through privately negotiated transactions, through accelerated share repurchase programs, which may be entered into at any time, or otherwise, subject to the terms of the Company’s debt agreements, market conditions and other factors.  The Company is not obligated to acquire any shares of common stock and the share repurchase program may be suspended or terminated at any  time at the  Company’s  discretion.  The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes. During 2009, the Company repurchased 182,574 common shares at a total cost of $4; during 2008, the Company repurchased 2,119,697 common shares at a total cost of $35; and during 2007, the Company repurchased 4,974,892 common shares at a total cost of $118.

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

Crown Holdings, Inc.

P.   Stock-Based Compensation
As of December 31, 2009, the Company had four stock-based incentive compensation plans – 2006, 2004, 2001 and 1997 – with outstanding stock option grants and awards.  All plans were approved by the Company’s shareholders.  The 2006 plan, which expires in April 2016, is the only plan with shares (approximately 2.9 million) available for future grants or awards.  The 2006 plan provides for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”).  There have been no awards of SARs or deferred stock under any of the plans as of December 31, 2009.  The awards may be subject to the achievement of certain performance goals, generally based on market conditions, as determined by the Plan Committee designated by the Company’s Board of Directors. Shares awarded under the plans are issued from the Company’s treasury shares.

Stock Options

A summary of stock option activity follows:

	2009
		Weighted average
	Shares	exercise price
Options outstanding at January 1	8,357,585	$16.68
Granted	7,500	26.60
Exercised	(1,820,673)	12.65
Forfeited	(169,800)	23.45
Expired	(546,925)	29.61
Options outstanding at December 31	5,827,687	16.54

Options fully vested or expected to vest at December 31	5,729,546	16.42

The following table summarizes outstanding and exercisable options at December 31, 2009:

Options Outstanding				Options Exercisable
		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life in years	price	exercisable	price
$4.25 to $8.38	713,103	1.7	$5.11	713,103	$5.11
$8.60	1,356,984	4.2	8.60	1,356,984	8.60
$8.75 to $15.99	502,100	4.2	9.25	502,100	9.25
$23.19 to $23.45	3,208,000	7.1	23.45	641,600	23.45
$23.88 to $26.60	47,500	0.3	25.28	8,000	25.03
	5,827,687	5.5	16.54	3,221,787	10.93

Outstanding stock options have a contractual term of ten years, are fixed-price and non-qualified, and vest over six years at 20% per year with initial vesting on the second anniversary of the grant.

Options outstanding at December 31, 2009 had an aggregate intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options as of December 31, 2009) of $53.  The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $22, $17 and $26, respectively.   Cash received from exercise of stock options during 2009 was $23.

At December 31, 2009, shares that were fully vested or expected to vest had an aggregate intrinsic value of $52 and a weighted average remaining contractual term of 5.5 years, and shares exercisable had an aggregate intrinsic value of $47 and a weighted average remaining contractual term of 4.2 years.  Also at December 31, 2009, there was $15 of unrecognized compensation expense related to outstanding nonvested stock options with a weighted average recognition period of 3.2 years.

Crown Holdings, Inc.

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

During 2009, the Company granted options to purchase 7,500 shares under its 2006 stock-based incentive compensation plan.  The options have a ten-year contractual life and vest over six years at 20% per year with the initial vesting scheduled on the second anniversary of the grant.

The fair values of stock option grants during 2009, 2008 and 2007 were estimated using the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate	2.7%	3.2%	4.7%
Expected life of option (years)	6.0	6.0	6.0
Expected stock price volatility	33.7%	30.0%	32.2%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted average grant-date fair values for options granted during 2009, 2008 and 2007 were $10.01, $8.65 and $9.50, respectively.

Compensation expense for stock options was $5 in 2009, $6 in 2008 and $5 in 2007, using an annual forfeiture rate of approximately three percent in 2009 and two percent in 2008 and 2007.  The forfeiture rate is based on historical data of the forfeiture of nonvested share-based awards through the termination of service by plan participants.

Restricted Stock

Each year the Company awards shares to certain senior executives.  The awards are in the form of time-vested restricted stock and performance-based shares.  The restricted stock vests ratably over three years on the anniversary date of the award.  The performance-based shares, containing a market performance feature, cliff vest at the end of three years on the anniversary date of the award.  The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded and will be settled in shares of common stock.  The market performance criteria is the Company’s Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies.  There are currently three awards outstanding: 2007, 2008 and 2009.  Under the awards, participants who terminate employment for retirement, disability or death receive accelerated vesting of their time-vested awards to the date of termination.  Performance-based awards will be issued to the terminated participants on the original vesting date.

A summary of restricted stock and performance-based share transactions during the year ended December 31, 2009 follows:

		Weighted average
		grant date
	Shares	fair value
Shares at January 1, 2009	979,807	$22.43
Awarded	615,839	20.72
Released	(526,618)	20.46
Shares at December 31, 2009	1,069,028	22.42

Crown Holdings, Inc.

The weighted-average grant date fair value of restricted stock awarded in 2009, 2008 and 2007 was $18.87, $22.68 and $21.64, respectively.  The weighted-average grant date fair value of performance-based shares awarded during 2009, 2008 and 2007 was $23.10, $25.59 and $25.36, respectively.

The stock awards in 2009 included 308,115 shares of time-vested restricted stock and 256,229 performance-based shares.  In addition to the annual stock awards, 51,495 additional performance-based shares were issued and released because the Company exceeded the level of performance established on the original date of the award in 2006 by approximately 35%.  The additional shares were issued without restriction and had a fair value of $19.99.  The fair value of the performance-based shares awarded was $23.10, using a Monte Carlo valuation model.  The variables used in the model included stock price volatility of 36.4%, an expected term of three years, and a risk-free interest rate of 1.2% along with other factors associated with the relative performance of the Company’s stock price and shareholder returns when compared to the companies in the peer group.

Compensation expense for restricted stock was $13, $10 and $9 in 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $7 of unrecognized compensation cost related to outstanding nonvested restricted and performance-based stock awards. This cost is expected to be recognized over the remaining weighted average vesting period of 1.4 years. The aggregate fair value of shares that vested during the years ended December 31, 2009, 2008 and 2007, including additional performance-based shares issued, was $11, $9 and $8, respectively.

Q.  Debt

	2009	2008
Short-term debt (1)
U.S. dollar bank loans/overdrafts	$2	$20
Other currency bank loans/overdrafts	28	39
Total short-term debt	$30	$59

Long-term debt
Credit facility borrowings (2)	$113
Senior secured notes:
Euro (€160 in 2009) 6.25% first priority due 2011	229	$642
First priority term loans:
U.S. dollar at LIBOR plus 1.75% due 2012	350	354
Euro (€276 in 2009) at EURIBOR plus 1.75% due 2012	394	388
Senior notes and debentures:
U.S. dollar 7.625% due 2013	200	500
U.S. dollar 7.75% due 2015	600	600
U.S. dollar 7.625% due 2017	400
U.S. dollar 8.00% due 2023		200
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	150
Other indebtedness in various currencies:
Fixed rate with rates in 2009 from 1.0% to 8.9% due 2010 through 2019	49	42
Variable rate with average rates in 2009 from 4.2% to 6.4% due 2010 through 2014	33	56
Unamortized discounts	(14)	(4)
Total long-term debt	2,768	3,278
Less: current maturities	(29)	(31)
Total long-term debt, less current maturities	$2,739	$3,247

(1)	The weighted average interest rates for bank loans and overdrafts outstanding during 2009, 2008 and 2007 were 5.0%, 6.1% and 5.7%, respectively.

(2)
The $758 revolving credit facility is due 2011 and currently bears interest at EURIBOR or LIBOR plus 1.0%. The weighted average interest rates for the credit facility during 2009, 2008 and 2007 were 5.4%, 6.6% and 7.0%, respectively.  Outstanding borrowings under the credit facility as of December 31, 2009 were $113.  There were no outstanding borrowings under the facility at the end of 2008.

Crown Holdings, Inc.

Aggregate maturities of long-term debt for the five years subsequent to 2009, excluding unamortized discounts, were $29, $373, $743, $203 and $4, respectively. Cash payments for interest during 2009, 2008 and 2007 were $246, $288 and $293, respectively.

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $2,777 at December 31, 2009.

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

During 2009, the Company recorded a net loss from early extinguishments of debt of $26, for premiums paid and the write off of deferred financing fees, in connection with the following transactions:

•
The Company purchased through a tender offer and privately negotiated transactions €300 of the €460 6.25% senior secured notes of Crown European Holdings SA due 2011.  In addition to the principal of €300, the purchase price also included €13 for fees and redemption premiums ranging from 4.25% to 4.58% of the principal amount.  The repurchased notes were cancelled.

•
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

•	In December 2009, the Company redeemed $300 principal amount of its U.S. dollar 7.625% senior notes due 2013 and paid a redemption premium of $11.

•	In December 2009, the Company repurchased $86 principal amount of its 7.50% debentures due 2096 at a discount of $21 to the principal amount.

During 2008, the Company redeemed the remaining $12 of its U.S. dollar 9.50% and 10.875% senior notes due 2011 and 2013 and the remaining €18 of its euro 10.25% senior notes due 2011, and recorded a charge of $2 for premiums paid and the write off of deferred financing fees.

During 2009, 2008 and 2007, the Company recorded pre-tax foreign exchange gains/(losses) of $6, $(21) and $9, respectively, primarily for certain subsidiaries that had unhedged currency exposure arising from intercompany debt obligations and for other subsidiaries whose functional currency is not their local currency. The gains and losses are included in translation and exchange adjustments in the Consolidated Statements of Operations.

In 2005, the Company sold $500 of 7.625% senior notes due 2013 and $600 of 7.75% senior notes due 2015, and entered into the first priority revolving credit facility due 2011 and the first priority term loan facility due 2012 comprised of $165 and €287 term loans.  In  August 2006, the  Company entered into an amendment to its first priority credit facility providing for an additional $200  first  priority  term loan  facility due 2012. The revolving credit facility is subject to a pricing grid and has current pricing of 1.0% above LIBOR and EURIBOR, respectively.  The revolving credit facility also includes commitment fees of 0.375% on the unused portion of the facility.  The term loans bear interest at LIBOR or EURIBOR plus 1.75%.

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

Crown Holdings, Inc.

The $758 revolving credit facility includes provisions for letters of credit up to $150 and €50.  Outstanding letters of credit accrue interest at 1.125% as of December 31, 2009 and reduce the amount of borrowing capacity otherwise available.  As of December 31, 2009, there were $71 of outstanding letters of credit under the facility.

In 2004, the Company issued €460 of 6.25% first priority senior secured notes due 2011.  The notes are senior obligations of Crown European Holdings, Inc. (“CEH”) and are guaranteed on a senior basis by Crown Holdings, Crown Cork, substantially all other U.S. subsidiaries, and certain subsidiaries in Belgium, Canada, France, Germany, Mexico, the Netherlands, Switzerland, and the U.K.  The holders of the first priority senior secured notes have first priority liens on assets of certain of the guarantor subsidiaries and the stock of Crown Cork. CEH may redeem all or some of the first priority secured notes at any time by paying a make-whole premium.  CEH is also required to make an offer to purchase the first priority secured notes upon the occurrence of certain change of control transactions or asset sales. The first priority note indentures contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.  In December 2006, the Company amended the indenture to, among other things, allow the Company to incur an additional $200 of indebtedness collateralized by the same liens as the notes and to make $100 of additional restricted payments of any type, including restricted payments for the repurchase or other acquisition or retirement for value of shares of Company common stock.

R.   Fair Value Measurements

Under GAAP a framework exists for measuring fair value, providing a three-tier fair value hierarchy of pricing inputs used to report assets and liabilities that are adjusted to fair value. Level 1 includes inputs such as quoted prices which are available in active markets for identical assets or liabilities as of the report date.  Level 2 includes inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the report date.  Level 3 includes unobservable pricing inputs that are not corroborated by market data or other objective sources.  The Company has no items valued using Level 3 inputs other than certain pension plan assets as disclosed in Note V.

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009.

				Fair value
				measurements using
		Assets/liabilities
		at fair value		Level 1		Level 2
		2009	2008	2009	2008	2009	2008
Assets
	Derivative instruments	$45	$78	$31	$14	$14	$64

Liabilities
	Derivative instruments	$67	$210	$1	$104	$66	$106

The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

Crown Holdings, Inc.

The Company applies a market approach to value its commodity price hedge contracts.  Prices from observable markets are used to develop the fair value of these financial instruments and they are reported under Level 1.  The Company uses an income approach to value its outstanding cross-currency swaps and foreign exchange forward contracts.  These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows under the terms of the contracts using market information as of the reporting date, such as prevailing interest rates and foreign exchange spot and forward rates, and are reported under Level 2 of the fair value hierarchy.

Refer to Note S for further discussion of the Company’s use of derivative instruments and their fair values at December 31, 2009, and Note V for fair value disclosures related to pension plan assets.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges.  No components of the hedging instruments are excluded from the assessment of hedge effectiveness.  All changes in fair value of outstanding derivatives in cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction.  Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure.  Contracts outstanding at December 31, 2009 mature between one and thirty-six months.

When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.

The Company may use cross-currency and interest rate swaps to manage its portfolio of fixed and variable debt, including foreign-currency denominated intercompany debt, and to manage the impact of debt on local cash flows.  During 2005, the Company entered into four cross-currency swaps with an aggregate notional value of $700 that effectively convert fixed rate U.S. dollar intercompany debt to fixed rate euro intercompany debt.  In November 2009, the third swap with a notional value of $225 matured and the Company paid $62. Currently the Company has only one swap outstanding, which matures in November 2010, with a notional value of $235 and a fair value loss of $49.  The swaps have been and continue to be effective in mitigating the risk of changes in foreign exchange and interest rates because the critical terms of the swaps, including notional amounts, interest reset dates, maturity dates and underlying market indices, match those of the foreign-currency denominated debt.

Crown Holdings, Inc.

The Company uses forwards to hedge anticipated purchases of various commodities, including aluminum, fuel oil and natural gas.  Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit.  The U.S. dollar-equivalent notional value of commodity contracts designated as cash flow hedges at December 31, 2009 was $167.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign currency-denominated sales or purchases.  The Company manages these risks at the operating unit level.  Often the hedging of foreign currency risk is performed in concert with related commodity price hedges.  The U.S. dollar-equivalent notional value of foreign exchange contracts designated as cash flow hedges at December 31, 2009 was $283.

Changes in the fair value of cash flow hedges in accumulated other comprehensive income/(loss) were:

Balance at January 1, 2009	($56)

Current period changes in fair value, net of tax:

Cross-currency swaps	(30)
Commodities	24
Foreign exchange	6

Reclassifications to income:

Cross-currency swaps	23	(1)
Commodities	66	(2)
Foreign exchange	(6)	(3)

Balance at December 31, 2009	$27

(1)	$30 charged to foreign exchange and $7 credited to interest expense
(2)	$88 charged to cost of products sold and $22 credited to income tax expense
(3)	$3 credited to sales and $3 credited to cost of products sold

During the twelve months ending December 31, 2010, a net gain of $27 ($21, net of tax) is expected to be reclassified to earnings.  The actual amount that will be reclassified may differ from this amount due to changing market conditions.  No amounts were reclassified during the twelve months ended December 31, 2009 in connection with anticipated transactions that were no longer considered probable.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, which generally consist of trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items.  Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings, including $2 before income taxes for the twelve months ended December 31, 2009. The U.S. dollar-equivalent notional value of foreign exchange contracts designated as fair value hedges at December 31, 2009 was $114.

The Company does not designate foreign exchange contracts related to intercompany debt as fair value hedges. Although these derivative financial instruments were not designated or did not qualify for hedge accounting, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes in the fair value of the related intercompany debt. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on intercompany debt denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments and their U.S dollar-equivalent notional value at December 31, 2009 was $575.

Crown Holdings, Inc.

The impact on earnings of foreign exchange contracts designated as fair value hedges was a loss of $1 for the twelve months ended December 31, 2009.  The impact on earnings of foreign exchange contracts not designated as hedges was a loss of $47.  These items were reported as translation and foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair value of the related foreign currency exposure.

The fair values of outstanding derivative instruments in the Consolidated Balance Sheet at December 31, 2009 were:

Assets
	Derivatives designated as hedges:
	Foreign exchange	$4	(4)
	Commodities	31	(5)

	Derivatives not designated as hedges:
	Foreign exchange	10	(4)

	Total	$45
Liabilities
	Derivatives designated as hedges:
	Cross-currency swaps	$49	(6)
	Foreign exchange	4	(6)
	Commodities	1	(6)

	Derivatives not designated as hedges:
	Foreign exchange	13	(6)

	Total	$67

(4) reported in other current assets
(5) $14 reported in current assets and $17 reported in other non-current assets
(6) reported in accounts payable and accrued liabilities

T.  Acquisition

During 2009, the Company acquired a 70% interest in a beverage can production facility near Ho Chi Minh City, Vietnam for $22 in cash, net of cash acquired.  The facility had not commenced commercial production at the time it was acquired by the Company.  The overall purchase price allocation included $28 to property, plant and equipment, $4 to accrued liabilities, and $2 to noncontrolling interests.

U.  Earnings Per Share (“EPS”)

The following table summarizes the basic and diluted earnings per share attributable to Crown Holdings.  Basic EPS excludes all potentially dilutive securities and is computed by dividing net income attributable to Crown Holdings by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of stock options and restricted stock as calculated under the treasury stock method.

Crown Holdings, Inc.

	2009	2008	2007

Net income attributable to Crown Holdings	$334	$226	$528

Weighted average shares outstanding:
Basic	159.1	159.6	161.3
Add: dilutive stock awards	2.8	3.3	4.2
Diluted	161.9	162.9	165.5

Basic earnings per share	$2.10	$1.42	$3.27

Diluted earnings per share	$2.06	$1.39	$3.19

Common shares contingently issuable upon the exercise of outstanding stock options of 3.5 million in 2009, 4.7 million in 2008 and 4.1 million in 2007 were excluded from diluted shares outstanding.  These shares had exercise prices above the average market price for the related periods and would have been anti-dilutive.

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

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S.	2009	2008	2007

Service cost	$8	$7	$8
Interest cost	80	80	77
Expected return on plan assets	(71)	(117)	(112)
Amortization of actuarial loss	77	30	46
Amortization of prior service cost	2	2	2
Cost attributable to settlements and curtailments	7	7	3
Total pension expense	$103	$9	$24

Non-U.S.	2009	2008	2007

Service cost	$19	$32	$36
Interest cost	147	174	171
Expected return on plan assets	(162)	(230)	(245)
Amortization of actuarial loss	28	34	29
Amortization of prior service credit	(5)	(6)	(6)
Cost attributable to settlements and curtailments			1
Total pension expense/(credit)	$27	$4	$(14)

Crown Holdings, Inc.

The non-U.S. pension expense excludes $10 and $7 of cost attributable to curtailments that was recorded in restructuring expense in 2009 and 2008, respectively.

Additional pension expense of $4 was recognized in each of the last three years for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,325, $1,302 and  $970, respectively, as of December 31, 2009 and $1,251, $1,229 and $870, respectively, as of December 31, 2008.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $209, $187 and $82, respectively, as of December 31, 2009 and $183, $164 and $67, respectively, as of December 31, 2008.

	U.S. Plans		Non-U.S. Plans
Projected Benefit Obligations	2009	2008	2009	2008

Benefit obligations at January 1	$1,251	$1,301	$2,101	$3,425
Service cost	8	7	19	32
Interest cost	80	80	147	174
Plan participants’ contributions			5	7
Amendments		1
Curtailments			10	4
Actuarial (gain)/loss	112	(11)	454	(619)
Benefits paid	(126)	(127)	(157)	(181)
Foreign currency translation			251	(741)
Benefit obligations at December 31	$1,325	$1,251	$2,830	$2,101

Accumulated benefit obligations at December 31	$1,302	$1,229	$2,704	$2,018

	U.S. Plans		Non-U.S. Plans
Plan Assets	2009	2008	2009	2008

Fair value of plan assets at January 1	$870	$1,394	$2,210	$3,524
Actual return on plan assets	210	(411)	260	(389)
Employer contributions	16	14	58	57
Plan participants’ contributions			5	7
Benefits paid	(126)	(127)	(157)	(181)
Foreign currency translation			261	(808)
Fair value of plan assets at December 31	$970	$870	$2,637	$2,210

The Company’s investment strategy in its U.S. plan is designed to generate returns that are consistent with providing benefits to plan participants within the risk tolerance of the plan.  Asset allocation is the primary determinant of return levels and investment risk exposure.  The assets of the plan are broadly diversified in terms of securities and security types in order to limit the potential of large losses from any one security.  The strategic ranges for asset allocation in the U.S. plan are as follows:

U.S. equities	35% to 45%
International equities	10% to 20%
Fixed income	12% to 22%
Real estate	0% to 5%
Private equity	5% to 10%
Hedge funds	15% to 20%

Crown Holdings, Inc.

The Company’s investment strategy in its U.K. plan, the largest non-U.S. plan, is designed to achieve a funding level of 105% within the next 10 years by targeting an expected return (net of fees) of 2.4% annually in excess of the expected growth in the liabilities.  The company seeks to achieve this return with a risk level commensurate with a 5% chance of the funding level falling by 8% in any one year.  The strategic ranges for asset allocation in the U.K. plan are as follows:

Investment grade bonds	20% to 100%
Quoted equities	0% to 30%
Hedge funds	0% to 20%
Real estate	0% to 10%
Private equity	0% to 13%
Emerging market wealth	0% to 5%
Distressed credit	0% to 5%
Cash	0% to 10%

Pension assets are classified into three levels.  Level 1 asset values are derived from quoted prices which are available in active markets as of the report date.  Level 2 asset values are derived from other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the report date. Level 3 asset values are derived from unobservable pricing inputs that are not corroborated by market data or other objective sources.

The following is a description of the valuation methodologies used for assets measured at fair value.

Equity securities are valued at the latest quoted prices taken from the primary exchange on which the security trades.  Mutual funds are valued at the net asset value (NAV) of shares held at year-end.  Fixed income securities, including government issued debt, corporate debt, asset-backed and structured debt securities are valued using market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data including market research publications.  Derivatives, which consist mainly of interest rate swaps, are valued using a discounted cash flow pricing model based on observable market data.  Investment funds, hedge funds and private equity funds are valued at the NAV at year-end.  The values assigned to private equity funds are based upon assessments  of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples among other factors.  Real estate investments are based on third party appraisals as of year-end.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair value.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different fair value measurements at the reporting date.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and their placement within the fair value hierarchy.  The levels assigned to the defined benefit plan assets as of December 31, 2009 are summarized in the table below:

Crown Holdings, Inc.

		2009
	U.S. plan	Non-U.S. plan
	assets	assets	Total
Level 1
Cash and cash equivalents	$ 24	$ 115	$ 139
Global large cap equity		86	86
U.S. large cap equity	256	36	292
U.S. mid/small cap equity	173	9	182
Mutual funds - global equity	56		56
	509	246	755

Level 2
Government issued debt securities	54	41	95
Corporate debt securities	76	866	942
Asset backed securities	5	18	23
Structured debt	12	78	90
Insurance contracts		13	13
Derivatives		27	27
Investment funds - fixed income	7	559	566
Investment funds - global equity	55	243	298
Investment funds - emerging markets	46	89	135
	255	1,934	2,189

Level 3
Investment funds - real estate		57	57
Hedge funds	115	88	203
Private equity	71	283	354
Real estate - direct	18	5	23
	204	433	637

Total	$968	$2,613	$3,581

Accrued income of $2 for U.S. plan assets and $24 for non-U.S. plan assets is excluded from the table above.

Plan assets include $86 and $65 of the Company's common stock at December 31, 2009 and 2008, respectively.

The following table reconciles the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge	Private	Real
	funds	equity	estate	Total

Balance at January 1, 2009	$187	$307	$103	$597
Foreign currency translation	12	27	8	47
Asset returns - assets held at reporting date	(3)	(21)	(10)	(34)
Asset returns - assets sold during the period	16	10	(5)	21
Purchases, sales and settlements, net	(9)	31	(16)	6
Balance at December 31, 2009	$203	$354	$ 80	$637

Crown Holdings, Inc.

Pension assets/(liabilities) included in the Consolidated Balance Sheets were:

	2009	2008

Non-current assets	$23	$224
Current liabilities	(8)	(25)
Non-current liabilities	(563)	(471)

The Company’s current liability of $8 at December 31, 2009, represents the expected required payments to be made for unfunded plans over the next twelve months. Estimated 2010 employer contributions are $67 for the Company’s funded plans.

Changes in the net loss and prior service cost/(credit) for the Company’s pension plans were:

	2009		2008		2007
	Net	Prior	Net	Prior	Net	Prior
	loss	service	loss	service	loss	service

Balance at January 1	$1,677	$(1)	$1,480	$(8)	$1,497	$(16)
Reclassification to net periodic benefit cost	(112)	3	(71)	4	(78)	5
Current year loss	329		517		33
Amendments						2
Foreign currency translation	97	1	(249)	3	28	1
Balance at December 31	$1,991	$3	$1,677	$(1)	$1,480	$(8)

The current year loss of $329 includes gains of $237 due to actual asset gains of $470 compared to expected returns of $233, offset by losses of $566 primarily due to lower discount rates at the end of 2009 compared to 2008.  The estimated portions of the net losses and net prior service that are expected to be recognized as components of net periodic benefit cost/(credit) in 2010 are $114 and ($4), respectively.

Expected future benefit payments as of December 31, 2009 were:

	U.S. plans	Non-U.S. plans
2010	$113	$219
2011	111	170
2012	135	176
2013	108	183
2014	106	190
2015 – 2019	489	1,019

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S.	2009	2008	2007

Discount rate	5.7%	6.7%	6.5%
Compensation increase	3.0%	3.0%	3.0%

Non-U.S.	2009	2008	2007

Discount rate	5.9%	6.7%	5.2%
Compensation increase	3.3%	2.9%	3.5%

Crown Holdings, Inc.

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S.	2009	2008	2007

Discount rate	6.7%	6.5%	5.9%
Compensation increase	3.0%	3.0%	3.0%
Long-term rate of return	8.75%	8.75%	8.75%

Non-U.S.	2009	2008	2007

Discount rate	6.7%	5.2%	5.2%
Compensation increase	2.9%	3.5%	3.5%
Long-term rate of return	7.0%	7.1%	7.1%

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

The components of net postretirement benefits cost were as follows:

	2009	2008	2007

Service cost	$8	$8	$5
Interest cost	30	30	33
Amortization of prior service credit	(22)	(23)	(17)
Amortization of actuarial loss	7	8	10
Total postretirement benefits cost	$23	$23	$31

Changes in the benefit obligations were:

	2009	2008

Benefit obligations at January 1	$458	$483
Service cost	8	8
Interest cost	30	30
Curtailments	1
Actuarial (gain)/loss	36	(1)
Benefits paid	(31)	(44)
Foreign currency translation	9	(18)
Benefit obligations at December 31	$511	$458

Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2009		2008		2007
	Net	Prior	Net	Prior	Net	Prior
	loss	service	loss	service	loss	service

Balance at January 1	$118	$(181)	$131	$(204)	$183	$(119)
Reclassification to net periodic benefit cost	(7)	22	(8)	23	(10)	17
Current year (gain)/loss	36		(1)		(42)
Amendments						(102)
Foreign currency translation			(4)
Balance at December 31	$147	$(159)	$118	$(181)	$131	$(204)

Crown Holdings, Inc.

The estimated portions of the net losses and prior service credits that  are expected to be recognized as components of net periodic benefit cost/(credit) in 2010 are $10 and ($21), respectively.

The U.S. plans were amended in 2007 to, among other things, require additional retiree contributions for medical and prescription drug costs.

Expected future benefit payments are $31 in 2010, $32 in 2011, $32 in 2012, $32 in 2013, $33 in 2014 and $165 in aggregate for 2015 through 2019.  These payments are net of expected Medicare Part D subsidies of $3 in each of the years 2010 to 2014 and $16 in aggregate for 2015 through 2019. Benefits paid of $31 in 2009 are net of $3 of subsidies.

The health care accumulated postretirement benefit obligations were determined at December 31, 2009 using health care cost trend rates of 8.3% decreasing to 4.5% over nine years. Increasing the assumed health care  cost  trend  rate  by  one  percentage  point  in  each  year  would  increase the accumulated postretirement benefit obligations by $46 and the total of service and interest cost by $3. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligations by $39 and the total of service and interest cost by $3.

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2009	2008	2007

Benefit obligations	5.8%	6.7%	6.5%
Cost	6.7%	6.5%	5.8%

Employee Savings Plan. The Company sponsors the Savings Investment Plan which covers substantially all domestic salaried employees who are at least 21 years of age. The Company matches up to 3.0% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share.  The Company’s contribution is equivalent to 15% of the quarter-ending market price.  Total shares purchased under the plan in 2009 and 2008 were 36,650 and 40,185, respectively, and the Company’s contributions were less than $1 in both years.

W.   Income Taxes

Effective January 1, 2007, the Company adopted guidance on accounting for uncertainty in income taxes and recorded a charge of $16 to its accumulated deficit.  A reconciliation of unrecognized tax benefits for 2009 and 2008 follows.

	2009	2008
Balance at January 1	$34	$73
Additions for current year tax positions	7	5
Reductions to prior period tax positions		(38)
Lapse of statute of limitations	(3)	(3)
Settlements		(1)
Foreign currency translation		(2)
Balance at December 31	$38	$34

Crown Holdings, Inc.

The reserves of $38 as of December 31, 2009 in the table above primarily include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses.  Interest and penalties are recorded in the statement of operations as interest expense and provision for income taxes, respectively.  The total interest and penalties recorded in the statement of operations was $1 in each of the last three years.  The reserves of $38 and $34 at the end of 2009 and 2008, respectively, exclude $4 of reserves for related penalties in each year.

The unrecognized benefits of $38 as of December 31, 2009 include $32 that, if recognized, would affect the effective tax rate.  The remaining $6 would have no effect due to valuation allowances in certain jurisdictions.  The Company’s unrecognized tax benefits are expected to increase in the next twelve months as it continues its current transfer pricing policies, and are expected to decrease as open tax years lapse or claims are settled.  The Company is unable to estimate a range of reasonably possible changes in its unrecognized tax benefits in the next twelve months as it is unable to predict when, or if, the tax authorities will commence their audits, the time needed for the audits, and the audit findings that will require settlement with the applicable tax authorities, if any.

The $73 of unrecognized benefits as of January 1, 2008 included $36 related to a claim filed by the Company in the United States Court of Federal Claims to recover U.S. federal taxes paid in prior years.  Due to an unfavorable ruling on a similar claim filed by another company, the Company withdrew its claim in this matter during 2008.

The tax years that remained subject to examination by major tax jurisdiction as of December 31, 2009 were 2002 and beyond for Canada; 2004 and beyond for Germany and Italy; 2005 and beyond for Spain; 2006 and beyond for the United States; and 2007 and beyond for France and the United Kingdom.

Pre-tax income for the years ended December 31 was taxed under the following jurisdictions:

	2009	2008	2007

U.S.	$(36)	$31	$4
Foreign	495	411	197
	$459	$442	$201

The provision/(benefit) for income taxes consisted of the following:

Current tax:	2009	2008	2007

U.S. federal
State and foreign	$88	$89	$86
	88	89	86

Deferred tax:	2009	2008	2007

U.S. federal	$(54)	$22	$(390)
State and foreign	(27)	1	(96)
	(81)	23	(486)
Total	$7	$112	$(400)

Crown Holdings, Inc.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2009	2008	2007

U.S. statutory rate at 35%	$161	$155	$70
Valuation allowance	(122)	6	(485)
Impairment losses			36
Tax on foreign income	(56)	(59)	(35)
Tax law changes		(5)	(8)
Foreign withholding taxes	10	6	9
Other items, net	14	9	13
Income tax provision/(benefit)	$7	$112	$(400)

The valuation allowance caption for 2009 includes benefits of $58 and $42 in the U.S. and France, respectively, related to the release of valuation allowances based on future income projections as discussed below.  In addition, the benefit of $122 also includes benefits of $16 for deferred tax assets used for 2009 profits in France, and $6 for the release of valuation allowances in Germany due to a change in tax law that will allow the Company to use tax losses that it previously could not use.

The Company paid taxes of $73, $84 and $90 in 2009, 2008 and 2007, respectively.

The components of deferred taxes at December 31 are:

	2009		2008

	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$658		$729
Postretirement and postemployment benefits	209		192
Pensions	193	$8	176	$65 5
Depreciation	15	103	16	113
Asbestos	88		78
Inventories	2	13	2	19
Accruals and other	54	108	82	100
Valuation allowances	(391)		(507)
Total	$828	$232	$768	$297

Prepaid expenses and other current assets include $39 and $29 of deferred tax assets at December 31, 2009 and 2008, respectively.

Tax loss and credit carryforwards expire as follows: 2010 - $1; 2011 - $2; 2012 - $24; 2013 - $7; 2014 - $3 thereafter - $383; unlimited - $238.  The unlimited category and those expiring after 2014 include, among other items, $96 of U.S. federal tax loss carryforwards that expire through 2025,  $187 of state tax loss carryforwards, and $158 of French tax losses that are unlimited.  The tax loss carryforwards presented above exclude $33 of U.S. windfall tax benefits that will be recorded in additional paid-in capital when realized.

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

The Company’s valuation allowances of $391 at December 31, 2009 include $180 in the U.S., $109 in France, $59 in Canada, $23 in Belgium, $13 in the Netherlands, $5 in Asia and $2 in Poland.

Crown Holdings, Inc.

During the fourth quarter of 2009, the Company released $58 of its U.S. deferred tax valuation allowances based on management’s judgment that it is more likely than not that the related deferred tax benefits will be realized.  The valuation allowance release included $54 for foreign tax credits that expire in 2016 through 2019 and $4 for research credits that expire in 2019.  Prior to the fourth quarter of 2009, the Company was unable to conclude that it was more likely than not that these tax credits, which can only be used after all of the Company’s tax losses are used, would be realized before their expiration.  As of December 31, 2009, the Company had $180 of remaining valuation allowance against its U.S. deferred tax assets including $152 for state tax loss carryforwards, $27 for capital loss carryforwards, and $1 for research credits.  The state tax loss carryforwards expire as follows:  $4 in 2010 through 2015, $57 in 2016 through 2020, and $91 thereafter.  The capital loss carryforwards expire in 2012 and 2013 and the research credits expire in 2018.  Future realization of the Company’s $533 of net U.S. deferred tax assets will require approximately $1.3 billion of aggregated U.S. taxable income.  The table above reports U.S. book income/(loss) of ($36), $31 and $4 for 2009, 2008 and 2007, respectively.  In 2009, the Company had approximately $150 of U.S. taxable income compared to the book loss of $36 due to differences arising from $59 of foreign source income that is not included in the book loss, $87 of GAAP pension expense in excess of pension plan contributions, and $40 of other permanent and temporary differences.  It is possible that the Company may be required to increase its U.S. valuation allowance at some future time if its projections of book and taxable income are incorrect in the aggregate or in the timing of certain deductions, such as pension plan contributions.

During the third quarter of 2009, the Company released $40 of its French deferred tax valuation allowances based on management’s judgment that it is more likely than not that the related deferred tax assets will be realized in 2010 through 2012.  In the fourth quarter of 2009, the Company released an additional $2 of valuation allowance based on a refined estimate including a review of its 2010 budget.  The Company is unable to conclude at this time that it is more likely than not that it will realize any additional deferred tax benefits in France beyond 2012, primarily due to uncertainty concerning the amount of future interest expense in its French operations.  The Company’s net deferred tax assets in France before valuation allowances consist of $191 of deferred tax assets, including $158 of tax loss carryforwards that do not expire, and $40 of deferred tax liabilities.  It is possible that the Company may be required to increase this valuation allowance at some future time if its income projections for 2010 to 2012 are later revised downwards. It is also possible that the Company will release additional portions of its French valuation allowance in future periods if its income projections are revised upwards due to improved operating profits, or if it refinances its debt at interest rates lower than those assumed in its projections.  In addition, future changes in tax laws or tax planning could cause the Company to restructure the amount of debt in its French operations as part of its tax planning strategies, which could impact the amount of interest expense and profits in those operations.

As of December 31, 2009, the Company has a full valuation allowance of $59 against its net deferred tax assets in Canada.  The net deferred tax assets of $59 include $37 of tax loss carryforwards that expire in 2014 to 2028.  The Canadian operations remain in a three year cumulative loss position and had a significant loss in 2009 due to low operating margins and plant closing costs.  The Company does not believe it has sufficient positive evidence at this time to release any of the valuation allowance in Canada, but it is possible that some or all of its Canadian valuation allowance will be reversed in the future if the results of operations improve.

As of December 31, 2009, the Company has a valuation allowance of $23 for tax loss carryforwards in Belgium that do not expire, including $14 in a dormant entity that the Company does not believe at this time it will be able to utilize.  The remaining $9 of valuation allowance is in an operating entity that was slightly profitable in 2009, but remains in a three year cumulative loss position at the end of 2009.  The Company does not believe it has sufficient positive evidence at this time to release any of the valuation allowance for the operating entity, but it is possible some or all of the valuation allowance will be released in the future if the entity’s results of operations improve.

As of December 31, 2009, the Company has a valuation allowance of $13 against its deferred tax assets in a Dutch subsidiary, including $11 for tax loss carryforwards that do not expire.  The entity had a profit of $2 in 2009, but remains in a three year cumulative loss position at the end of 2009 and is projected to be break-even in 2010.  The Company does not believe it has sufficient positive evidence at this time to release any of the valuation allowance for this entity, but it is possible some or all of the valuation allowance will be released in the future if the entity’s results of operations improve.

Crown Holdings, Inc.

The remaining valuation allowances of $5 in Asia and $2 in Poland are also in entities where the Company does not believe it has sufficient positive evidence at this time to release any of the valuation allowances, but it is possible some or all of the valuation allowances will be released in the future.

Management’s estimates of the appropriate valuation allowance in any jurisdiction involve a number of assumptions and judgments, including the amount and timing of future taxable income.  Should future results differ from management’s estimates, it is possible there could be future adjustments to the valuation allowances that would result in an increase or decrease in tax expense in the period such changes in estimates are made.

The cumulative amount of the Company’s share of undistributed earnings of certain non-U.S. subsidiaries for which no deferred taxes have been provided was $171 at December 31, 2009. Management has no plans to distribute such earnings in the foreseeable future as future cash flows are expected to be used to expand local operations or repay debt obligations.

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

The tables below present information about operating segments for the years ended December 31, 2009, 2008 and 2007:

2009	External sales	Segment assets	Depreciation and amortization	Capital expenditures	Segment income

Americas Beverage	$1,819	$1,157	$41	$30	$207
North America Food	1,006	507	17	7	140
European Beverage	1,567	1,549	45	71	262
European Food	1,968	1,548	40	26	238
European Specialty Packaging	404	175	7	8	18
Total reportable segments	6,764	4,936	150	142	$865

Non-reportable segments	1,174	866	31	33
Corporate and unallocated items		730	13	5
Total	$7,938	$6,532	$194	$180

2008	External sales	Segment assets	Depreciation and amortization	Capital expenditures	Segment income

Americas Beverage	$1,938	$1,034	$45	$71	$202
North America Food	905	492	19	7	88
European Beverage	1,607	1,447	46	41	242
European Food	2,188	1,669	48	21	231
European Specialty Packaging	445	202	8	8	18
Total reportable segments	7,083	4,844	166	148	$781

Non-reportable segments	1,222	849	35	23
Corporate and unallocated items		1,081	15	3
Total	$8,305	$6,774	$216	$174

Crown Holdings, Inc.

2007	External sales	Segment assets	Depreciation and amortization	Capital expenditures	Segment income

Americas Beverage	$1,807	$1,082	$47	$40	$192
North America Food	873	545	21	9	78
European Beverage	1,436	1,542	46	13	185
European Food	1,991	1,838	53	37	172
European Specialty Packaging	460	224	10	9	14
Total reportable segments	6,567	5,231	177	108	$641

Non-reportable segments	1,160	895	37	42
Corporate and unallocated items		853	15	6
Total	$7,727	$6,979	$229	$156

 “Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

A reconciliation of segment income of reportable segments to consolidated income before income taxes and equity earnings for the years ended December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007

Segment income of reportable segments	$865	$781	$641
Segment income of non-reportable segments	180	170	127
Corporate and unallocated items	(233)	(143)	(123)
Provision for asbestos	(55)	(25)	(29)
Provision for restructuring	(43)	(21)	(20)
Asset impairments and sales	6	(6)	(100)
Loss from early extinguishments of debt	(26)	(2)
Interest expense	(247)	(302)	(318)
Interest income	6	11	14
Translation and exchange adjustments	6	(21)	9
Income before income taxes and equity earnings	$459	$442	$201

For the years ended December 31, 2009, 2008 and 2007, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Sales by major product were:

	2009	2008	2007

Metal beverage cans and ends	$3,777	$3,938	$3,596
Metal food cans and ends	2,698	2,811	2,591
Other metal packaging	1,336	1,408	1,389
Plastic packaging	54	60	61
Other products	73	88	90
Consolidated net sales	$7,938	$8,305	$7,727

Sales and long-lived assets for the major countries in which the Company operates were:

	Net Sales			Long-Lived Assets
	2009	2008	2007	2009	2008	2007

United States	$2,224	$2,188	$2,098	$296	$314	$333
United Kingdom	729	817	855	126	127	196
France	686	733	679	82	95	112
Other	4,299	4,567	4,095	1,005	937	963
Consolidated total	$7,938	$8,305	$7,727	$1,509	$1,473	$1,604

Crown Holdings, Inc.

Y.      Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands.  The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007, and

•	balance sheets as of December 31, 2009 and 2008

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,589	$3,349		$7,938
Cost of products sold, excluding depreciation and amortization		$(11)	3,839	2,723		6,551
Depreciation and amortization			100	94		194

Gross profit		11	650	532		1,193

Selling and administrative expense		(1)	283	99		381
Provision for asbestos			55			55
Provision for restructuring			30	13		43
Asset impairments and sales			(1)	(5)		(6)
Loss from early extinguishments of debt		21	5			26
Net interest expense		18	200	23		241
Technology royalty			(36)	36
Translation and exchange adjustments		5	(5)	(6)		(6)

Income/(loss) before income taxes		(32)	119	372		459
Provision for/(benefit from) income taxes			(90)	97		7
Equity earnings/(loss) in affiliates	$334	291	125		$(752)	(2)
Net income	334	259	334	275	(752)	450
Net income attributable to noncontrolling interests				(116)		(116)
Net income attributable to Crown Holdings	$334	$259	$334	$159	$(752)	$334

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,782	$3,523		$8,305
Cost of products sold, excluding depreciation and amortization		$(18)	3,964	2,939		6,885
Depreciation and amortization			120	96		216

Gross profit		18	698	488		1,204

Selling and administrative expense		(2)	300	98		396
Provision for asbestos			25			25
Provision for restructuring			17	4		21
Asset impairments and sales		(6)	17	(5)		6
Loss from early extinguishments of debt		2				2
Net interest expense		85	188	18		291
Technology royalty			(38)	38
Translation and exchange adjustments		(3)	10	14		21

Income/(loss) before income taxes		(58)	179	321		442
Provision for income taxes			43	69		112
Equity earnings in affiliates	$226	191	90		$(507)
Net income	226	133	226	252	(507)	330
Net income attributable to noncontrolling interests				(104)		(104)
Net income attributable to Crown Holdings	$226	$133	$226	$148	$(507)	$226

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,602	$3,125		$7,727
Cost of products sold, excluding depreciation and amortization		$(23)	3,862	2,629		6,468
Depreciation and amortization			138	91		229

Gross profit		23	602	405		1,030

Selling and administrative expense		(1)	287	99		385
Provision for asbestos			29			29
Provision for restructuring			5	15		20
Asset impairments and sales			37	63		100
Net interest expense		100	196	8		304
Technology royalty			(37)	37
Translation and exchange adjustments		(1)	(6)	(2)		(9)

Income/(loss) before income taxes		(75)	91	185		201
Provision for/(benefit from) income taxes			(458)	58		(400)
Equity earnings/(loss) in affiliates	$528	95	(21)		$(602)
Net income	528	20	528	127	(602)	601
Net income attributable to noncontrolling interests				(73)		(73)
Net income attributable to Crown Holdings	$528	$20	$528	$54	$(602)	$528

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$5	$49	$405		$459
Receivables, net		77	101	536		714
Intercompany receivables		2	59	32	$(93)
Inventories			529	431		960
Prepaid expenses and other current assets	$2		81	26		109
Total current assets	2	84	819	1,430	(93)	2,242

Intercompany debt receivables		1,833	2,433	432	(4,698)
Investments	174	2,571	(69)		(2,676)
Goodwill			1,443	607		2,050
Property, plant and equipment, net			671	838		1,509
Other non-current assets		2	715	14		731
Total	$176	$4,490	$6,012	$3,321	$(7,467)	$6,532

Liabilities and equity
Current liabilities
Short-term debt		$2	$1	$27		$30
Current maturities of long-term debt		4	6	19		29
Accounts payable and accrued liabilities	$21	54	1,000	791		1,866
Intercompany payables		2	30	61	$(93)
Total current liabilities	21	62	1,037	898	(93)	1,925

Long-term debt, excluding current maturities		619	2,063	57		2,739
Long-term intercompany debt	161	2,797	1,389	351	(4,698)
Postretirement and pension liabilities			1,019	18		1,037
Other non-current liabilities			330	118		448
Commitments and contingent liabilities

Noncontrolling interests				389		389
Crown Holdings shareholders’ equity/(deficit)	(6)	1,012	174	1,490	(2,676)	(6)
Total equity/(deficit)	(6)	1,012	174	1,879	(2,676)	383
Total	$176	$4,490	$6,012	$3,321	$(7,467)	$6,532

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$77	$138	$381		$596
Receivables, net		67	116	551		734
Intercompany receivables		2	66	31	$(99)
Inventories			514	465		979
Prepaid expenses and other current assets	$2	2	137	7		148
Total current assets	2	148	971	1,435	(99)	2,457

Intercompany debt receivables		1,935	2,168	245	(4,348)
Investments	(99)	2,260	(209)		(1,952)
Goodwill			1,362	594		1,956
Property, plant and equipment, net			697	776		1,473
Other non-current assets		6	861	21		888
Total	$(97)	$4,349	$5,850	$3,071	$(6,399)	$6,774

Liabilities and equity
Current liabilities
Short-term debt		$1	$2	$56		$59
Current maturities of long-term debt		4	5	22		31
Accounts payable and accrued liabilities	$22	53	1,067	840		1,982
Intercompany payables		1	30	68	$(99)
Total current liabilities	22	59	1,104	986	(99)	2,072

Long-term debt, excluding current maturities		1,026	2,152	69		3,247
Long-term intercompany debt	198	2,523	1,458	169	(4,348)
Postretirement and pension liabilities			875	18		893
Other non-current liabilities		40	360	126		526
Commitments and contingent liabilities

Noncontrolling interests				353		353
Crown Holdings shareholders' equity/(deficit)	(317)	701	(99)	1,350	(1,952)	(317)
Total equity/(deficit)	(317)	701	(99)	1,703	(1,952)	36
Total	$(97)	$4,349	$5,850	$3,071	$(6,399)	$6,774

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$18	$(33)	$281	$490		$756

Cash flows from investing activities
Capital expenditures			(55)	(125)		(180)
Proceeds from sale of property, plant and equipment			2			2
Intercompany investing activities		75	51	(44)	$(82)
Acquisition of business				(22)		(22)

Net cash provided by/(used for) investing activities		75	(2)	(191)	(82)	(200)

Cash flows from financing activities
Proceeds from long-term debt			388	12		400
Payments of long-term debt		(446)	(570)	(28)		(1,044)
Net change in revolving credit facility and short-term debt			111	(29)		82
Net change in long-term intercompany balances	(37)	409	(305)	(67)
Dividends paid				(82)	82
Common stock issued	23					23
Common stock repurchased	(4)					(4)
Dividends paid to noncontrolling interests				(87)		(87)
Other		(77)	6			(71)

Net cash used for financing activities	(18)	(114)	(370)	(281)	82	(701)

Effect of exchange rate changes on cashand cash equivalents			2	6		8

Net change in cash and cash equivalents		(72)	(89)	24		(137)

Cash and cash equivalents at January 1		77	138	381		596

Cash and cash equivalents at December 31	$0	$5	$49	$405	$0	$459

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$(71)	$222	$255		$422

Cash flows from investing activities
Capital expenditures			(57)	(117)		(174)
Proceeds from sale of property, plant and equipment			3	12		15
Intercompany investing activities		436	(335)		$(101)
Other		(3)	(22)	(2)		(27)

Net cash provided by/(used for) investing activities		433	(411)	(107)	(101)	(186)

Cash flows from financing activities
Proceeds from long-term debt				27		27
Payments of long-term debt		(45)	(5)	(44)		(94)
Net change in revolving credit facility and short-term debt			4	11		15
Net change in long-term intercompany balances	9	(302)	238	55
Dividends paid				(101)	101
Common stock issued	10					10
Common stock repurchased	(35)					(35)
Dividends paid to noncontrolling interests				(65)		(65)
Other		49	16			65

Net cash provided by/(used for) financing activities	(16)	(298)	253	(117)	101	(77)

Effect of exchange rate changes on cash and cash equivalents			(7)	(13)		(20)

Net change in cash and cash equivalents		64	57	18		139

Cash and cash equivalents at January 1		13	81	363		457

Cash and cash equivalents at December 31	$0	$77	$138	$381	$0	$596

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$32	$(53)	$204	$326		$509

Cash flows from investing activities
Capital expenditures			(66)	(90)		(156)
Proceeds from sale of business			7			7
Proceeds from sale of property, plant and equipment			5	61		66
Intercompany investing activities		92	83	41	$(216)
Other				(11)		(11)

Net cash provided by/(used for) investing activities		92	29	1	(216)	(94)

Cash flows from financing activities
Proceeds from long-term debt				48		48
Payments of long-term debt		(4)	(5)	(46)		(55)
Net change in revolving credit facility and short-term debt		(88)	(122)	(7)		(217)
Net change in long-term intercompany balances	72	96	(126)	(42)
Dividends paid				(216)	216
Common stock issued	14					14
Common stock repurchased	(118)					(118)
Dividends paid to noncontrolling interests				(38)		(38)
Other		(30)				(30)

Net cash used for financing activities	(32)	(26)	(253)	(301)	216	(396)

Effect of exchange rate changes on cashand cash equivalents			4	27		31

Net change in cash and cash equivalents		13	(16)	53		50

Cash and cash equivalents at January 1			97	310		407

Cash and cash equivalents at December 31	$0	$13	$81	$363	$0	$457

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent).  No other subsidiary guarantees the debt.  The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007, and

•	balance sheets as of December 31, 2009 and 2008

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$7,938		$7,938
Cost of products sold, excluding depreciation and amortization			6,551		6,551
Depreciation and amortization			194		194

Gross profit			1,193		1,193

Selling and administrative expense		$18	363		381
Provision for asbestos		55			55
Provision for restructuring			43		43
Asset impairments and sales			(6)		(6)
Loss/(gain) from early extinguishments of debt		(15)	41		26
Net interest expense		84	157		241
Translation and exchange adjustments			(6)		(6)

Income/(loss) before income taxes		(142)	601		459
Provision for/(benefit from) income taxes		(86)	93		7
Equity earnings/(loss) in affiliates	$334	390	(2)	$(724)	(2)
Net income	334	334	506	(724)	450
Net income attributable to noncontrolling interests			(116)		(116)
Net income attributable to Crown Holdings	$334	$334	$390	$(724)	$334

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2008
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,305		$8,305
Cost of products sold, excluding depreciation and amortization			6,885		6,885
Depreciation and amortization			216		216

Gross profit			1,204		1,204

Selling and administrative expense		$16	380		396
Provision for asbestos		25			25
Provision for restructuring			21		21
Asset impairments and sales		5	1		6
Loss from early extinguishment of debt			2		2
Net interest expense		70	221		291
Translation and exchange adjustments			21		21

Income/(loss) before income taxes		(116)	558		442
Provision for/(benefit from) income taxes		(45)	157		112
Equity earnings in affiliates	$226	294		$(520)
Net income	226	223	401	(520)	330
Net income attributable to noncontrolling interests		3	(107)		(104)
Net income attributable to Crown Holdings	$226	$226	$294	$(520)	$226

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$7,727		$7,727
Cost of products sold, excluding depreciation and amortization			6,468		6,468
Depreciation and amortization			229		229

Gross profit			1,030		1,030

Selling and administrative expense		$13	372		385
Provision for asbestos		29			29
Provision for restructuring			20		20
Asset impairments and sales			100		100
Net interest expense		68	236		304
Translation and exchange adjustments			(9)		(9)

Income/(loss) before income taxes		(110)	311		201
Provision for/(benefit from) income taxes		(505)	105		(400)
Equity earnings in affiliates	$528	133		$(661)
Net income	528	528	206	(661)	601
Net income attributable to noncontrolling interests			(73)		(73)
Net income attributable to Crown Holdings	$528	$528	$133	$(661)	$528

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$459		$459
Receivables, net			714		714
Inventories			960		960
Prepaid expenses and other current assets	$2		107		109
Total current assets	2		2,240		2,242

Intercompany debt receivables			826	$(826)
Investments	174	$980		(1,154)
Goodwill			2,050		2,050
Property, plant and equipment, net			1,509		1,509
Other non-current assets		548	183		731
Total	$176	$1,528	$6,808	$(1,980)	$6,532

Liabilities and equity
Current liabilities
Short-term debt			$30		$30
Current maturities of long-term debt			29		29
Accounts payable and accrued liabilities	$21	$38	1,807		1,866
Total current liabilities	21	38	1,866		1,925

Long-term debt, excluding current maturities		412	2,327		2,739
Long-term intercompany debt	161	665		$(826)
Postretirement and pension liabilities			1,037		1,037
Other non-current liabilities		239	209		448
Commitments and contingent liabilities

Noncontrolling interests			389		389
Crown Holdings shareholders’ equity/(deficit)	(6)	174	980	(1,154)	(6)
Total equity/(deficit)	(6)	174	1,369	(1,154)	383
Total	$176	$1,528	$6,808	$(1,980)	$6,532

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$18	$(62)	$800		$756

Cash flows from investing activities
Capital expenditures			(180)		(180)
Proceeds from sale of property, plant and equipment			2		2
Intercompany investing activities		48		$(48)
Acquisition of business			(22)		(22)

Net cash provided by/(used for) investing activities		48	(200)	(48)	(200)

Cash flows from financing activities
Proceeds from long-term debt			400		400
Payments of long-term debt		(286)	(758)		(1,044)
Net change in revolving credit facility and short-term debt			82		82
Net change in long-term intercompany balances	(37)	300	(263)
Dividends paid			(48)	48
Common stock issued	23				23
Common stock repurchased	(4)				(4)
Dividends paid to noncontrolling interests			(87)		(87)
Other			(71)		(71)

Net cash provided by/(used for) financing activities	(18)	14	(745)	48	(701)

Effect of exchange rate changes on cash and cash equivalents			8		8

Net change in cash and cash equivalents			(137)		(137)

Cash and cash equivalents at January 1			596		596

Cash and cash equivalents at December 31	$0	$0	$459	$0	$459

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2008
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$(29)	$435		$422

Cash flows from investing activities
Capital expenditures			(174)		(174)
Proceeds from sale of property, plant and equipment			15		15
Intercompany investing activities		35		$(35)
Other			(27)		(27)

Net cash provided by/(used for) investing activities		35	(186)	(35)	(186)

Cash flows from financing activities
Proceeds from long-term debt			27		27
Payments of long-term debt			(94)		(94)
Net change in revolving credit facility and short-term debt			15		15
Net change in long-term intercompany balances	9	(6)	(3)
Dividends paid			(35)	35
Common stock issued	10				10
Common stock repurchased	(35)				(35)
Dividends paid to noncontrolling interests			(65)		(65)
Other			65		65

Net cash used for financing activities	(16)	(6)	(90)	35	(77)

Effect of exchange rate changes on cash and cash equivalents			(20)		(20)

Net change in cash and cash equivalents			139		139

Cash and cash equivalents at January 1			457		457

Cash and cash equivalents at December 31	$0	$0	$596	$0	$596

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$32	$(65)	$542		$509

Cash flows from investing activities
Capital expenditures			(156)		(156)
Proceeds from sale of business			7		7
Proceeds from sale of property, plant and equipment			66		66
Intercompany investing activities		24		$(24)
Other			(11)		(11)

Net cash provided by/(used for) investing activities		24	(94)	(24)	(94)

Cash flows from financing activities
Proceeds from long-term debt			48		48
Payments of long-term debt			(55)		(55)
Net change in revolving credit facility and short-term debt			(217)		(217)
Net change in long-term intercompany balances	72	41	(113)
Dividends paid			(24)	24
Common stock issued	14				14
Common stock repurchased	(118)				(118)
Dividends paid to noncontrolling interests			(38)		(38)
Other			(30)		(30)

Net cash provide by/(used for) financing activities	(32)	41	(429)	24	(396)

Effect of exchange rate changes on cash and cash equivalents			31		31

Net change in cash and cash equivalents			50		50

Cash and cash equivalents at January 1			407		407

Cash and cash equivalents at December 31	$0	$0	$457	$0	$457

Crown Holdings, Inc.

Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by substantially all subsidiaries in the United States.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.  The following condensed combining financial statements:

• statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007, and

• balance sheets as of December 31, 2009 and 2008

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,224	$5,714		$7,938
Cost of products sold, excluding depreciation and amortization			1,897	4,654		6,551
Depreciation and amortization			44	150		194

Gross profit			283	910		1,193

Selling and administrative expense		$7	143	231		381
Provision for asbestos			55			55
Provision for restructuring				43		43
Asset impairments and sales		1	(1)	(6)		(6)
Loss from early extinguishments of debt		19	(13)	20		26
Net interest expense		51	112	78		241
Technology royalty			(46)	46
Translation and exchange adjustments				(6)		(6)

Income/(loss) before income taxes		(78)	33	504		459
Provision for/(benefit from) income taxes		(29)	(18)	54		7
Equity earnings/(loss) in affiliates	$334	134	283		$(753)	(2)
Net income	334	85	334	450	(753)	450
Net income attributable to noncontrolling interests				(116)		(116)
Net income attributable to Crown Holdings	$334	$85	$334	$334	$(753)	$334

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,189	$6,116		$8,305
Cost of products sold, excluding depreciation and amortization		$4	1,826	5,055		6,885
Depreciation and amortization			53	163		216

Gross profit		(4)	310	898		1,204

Selling and administrative expense		7	136	253		396
Provision for asbestos			25			25
Provision for restructuring			1	20		21
Asset impairments and sales		3	5	(2)		6
Loss from early extinguishments of debt				2		2
Net interest expense		55	91	145		291
Technology royalty			(46)	46
Translation and exchange adjustments				21		21

Income/(loss) before income taxes		(69)	98	413		442
Provision for/(benefit from) income taxes		(26)	63	75		112
Equity earnings in affiliates	$226	123	191		$(540)
Net income	226	80	226	338	(540)	330
Net income attributable to noncontrolling interests				(104)		(104)
Net income attributable to Crown Holdings	$226	$80	$226	$234	$(540)	$226

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,098	$5,629		$7,727
Cost of products sold, excluding depreciation and amortization			1,767	4,701		6,468
Depreciation and amortization			60	169		229

Gross profit			271	759		1,030

Selling and administrative expense		$7	131	247		385
Provision for asbestos			29			29
Provision for restructuring			3	17		20
Asset impairments and sales		5	5	90		100
Net interest expense		60	77	167		304
Technology royalty			(39)	39
Translation and exchange adjustments				(9)		(9)

Income/(loss) before income taxes		(72)	65	208		201
Provision for/(benefit from) income taxes		(27)	(437)	64		(400)
Equity earnings in affiliates	$528	116	26		$(670)
Net income	528	71	528	144	(670)	601
Net income attributable to noncontrolling interests				(73)		(73)
Net income attributable to Crown Holdings	$528	$71	$528	$71	$(670)	$528

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$27	$1	$431		$459
Receivables, net			17	697		714
Intercompany receivables			46	10	$(56)
Inventories			260	700		960
Prepaid expenses and other current assets	$2	1	36	70		109
Total current assets	2	28	360	1,908	(56)	2,242

Intercompany debt receivables		1,671	1,094	256	(3,021)
Investments	174	1,031	572		(1,777)
Goodwill			453	1,597		2,050
Property, plant and equipment, net		1	295	1,213		1,509
Other non-current assets		22	545	164		731
Total	$176	$2,753	$3,319	$5,138	$(4,854)	$6,532

Liabilities and equity
Current liabilities
Short-term debt				$30		$30
Current maturities of long-term debt		$4	$1	24		29
Accounts payable and accrued liabilities	$21	19	300	1,526		1,866
Intercompany payables			10	46	$(56)
Total current liabilities	21	23	311	1,626	(56)	1,925

Long-term debt, excluding current maturities		1,616	413	710		2,739
Long-term intercompany debt	161	901	1,395	564	(3,021)
Postretirement and pension liabilities			746	291		1,037
Other non-current liabilities			280	168		448
Commitments and contingent liabilities

Noncontrolling interests				389		389
Crown Holdings shareholders’ equity/(deficit)	(6)	213	174	1,390	(1,777)	(6)
Total equity/(deficit)	(6)	213	174	1,779	(1,777)	383
Total	$176	$2,753	$3,319	$5,138	$(4,854)	$6,532

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$18	$(38)	$56	$720		$756

Cash flows from investing activities
Capital expenditures			(28)	(152)		(180)
Proceeds from sale of property, plant and equipment			2			2
Intercompany investing activities		6	49		$(55)
Acquisition of business				(22)		(22)

Net cash provided by/(used for) investing activities		6	23	(174)	(55)	(200)

Cash flows from financing activities
Proceeds from long-term debt		388		12		400
Payments of long-term debt		(303)	(266)	(475)		(1,044)
Net change in revolving credit facility and short-term debt		80		2		82
Net change in long-term intercompany balances	(37)	(190)	185	42
Dividends paid				(55)	55
Common stock issued	23					23
Common stock repurchased	(4)					(4)
Dividends paid to noncontrolling interests				(87)		(87)
Other		(8)		(63)		(71)

Net cash used for financing activities	(18)	(33)	(81)	(624)	55	(701)

Effect of exchange rate changes on cash and cash equivalents				8		8

Net change in cash and cash equivalents		(65)	(2)	(70)		(137)

Cash and cash equivalents at January 1		92	3	501		596

Cash and cash equivalents at December 31	$0	$27	$1	$431	$0	$459

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2008
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$(28)	$132	$302		$422

Cash flows from investing activities
Capital expenditures			(35)	(139)		(174)
Proceeds from sale of property, plant and equipment			2	13		15
Intercompany investing activities		11	(495)	528	$(44)
Other		(6)		(21)		(27)

Net cash provided by/(used for) investing activities		5	(528)	381	(44)	(186)

Cash flows from financing activities
Proceeds from long-term debt				27		27
Payments of long-term debt		(4)	(1)	(89)		(94)
Net change in revolving credit facility and short-term debt				15		15
Net change in long-term intercompany balances	9	77	395	(481)
Dividends paid				(44)	44
Common stock issued	10					10
Common stock repurchased	(35)					(35)
Dividends paid to noncontrolling interests				(65)		(65)
Other				65		65

Net cash provided by/(used for) financing activities	(16)	73	394	(572)	44	(77)

Effect of exchange rate changes on cash and cash equivalents				(20)		(20)

Net change in cash and cash equivalents		50	(2)	91		139

Cash and cash equivalents at January 1		42	5	410		457

Cash and cash equivalents at December 31	$0	$92	$3	$501	$0	$596

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$32	$(47)	$109	$415		$509

Cash flows from investing activities
Capital expenditures			(31)	(125)		(156)
Proceeds from sale of business		7				7
Proceeds from sale of property, plant and equipment			1	65		66
Intercompany investing activities		14	18		$(32)
Other				(11)		(11)

Net cash provided by/(used for) investing activities		21	(12)	(71)	(32)	(94)

Cash flows from financing activities
Proceeds from long-term debt				48		48
Payments of long-term debt		(4)	(1)	(50)		(55)
Net change in revolving credit facility and short-term debt		(60)		(157)		(217)
Net change in long-term intercompany balances	72	72	(95)	(49)
Dividends paid				(32)	32
Common stock issued	14					14
Common stock repurchased	(118)					(118)
Dividends paid to noncontrolling interests				(38)		(38)
Other				(30)		(30)

Net cash provided by/(used for) financing activities	(32)	8	(96)	(308)	32	(396)

Effect of exchange rate changes on cash and cash equivalents				31		31

Net change in cash and cash equivalents		(18)	1	67		50

Cash and cash equivalents at January 1		60	4	343		407

Cash and cash equivalents at December 31	$0	$42	$5	$410	$0	$457

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)			2009								2008
	First	(1)	Second	(2)	Third	(3)	Fourth	(4)	First	(5)	Second	(6)	Third	(7)	Fourth	(8)
Net sales	$1,684		$2,055		$2,282		$1,917		$1,863		$2,196		$2,369		$1,877
Gross profit *	245		333		365		250		252		351		375		226
Net income/(loss) attributable to Crown Holdings	40		105		108		81		27		99		114		(14)

Earnings/(loss) per average common share:
Basic	$0.25		$0.66		$0.68		$0.51		$0.17		$0.62		$0.71		($0.09)

Diluted	$0.25		$0.65		$0.67		$0.50		$0.17		$0.61		$0.70		($0.09)	(9)

Average common shares outstanding:
Basic	158.5		158.9		159.2		159.9		159.2		159.6		160.0		159.5
Diluted	161.3		161.7		162.1		162.6		162.8		163.3		163.4		162.2

Common stock price range: **
High	$23.15		$24.87		$27.35		$29.35		$25.67		$29.24		$29.60		$23.02
Low	17.35		21.55		22.51		24.80		20.46		24.21		20.34		13.37
Close	22.73		24.14		27.20		25.58		25.16		25.99		22.21		19.20

* The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.

      **      Source: New York Stock Exchange – Composite Transactions

Notes:

(1)	Includes pre-tax charges of $1 for restructuring actions.

(2)	Includes pre-tax charges of $1 for restructuring actions and net pre-tax gains of $1 for asset sales.

(3)
Includes pre-tax charges of $40 for restructuring actions, $27 for losses from early extinguishments of debt, net pre-tax gains of $1 for asset sales, and tax benefits of $40 due to the release of valuation allowances.

(4)
Includes pre-tax charges of $1 for restructuring actions, net pre-tax gains of $4 for asset impairments and sales, net pre-tax gains of $1 from early extinguishments of debt, a pre-tax charge of $55 for asbestos claims, and tax benefits of $73 due to the release of valuation allowances.

(5)	Includes pre-tax charges of $2 for losses from early extinguishments of debt.

(6)	Includes pre-tax charges of $1 for restructuring actions and net pre-tax gains of $2 for asset sales.

(7)	Includes pre-tax charges of $3 for restructuring actions and net pre-tax charges of $2 for asset impairments and sales.

(8)	Includes pre-tax charges of $17 for restructuring actions, net pre-tax charges of $6 for asset impairments and sales, and a pre-tax charge of $25 for asbestos claims.

(9)	Diluted earnings per share was calculated using basic average shares outstanding instead of diluted average shares outstanding due to the net loss in the quarter.

Crown Holdings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D	COLUMN E
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions – Write-offs	Balance at end of period

For the Year Ended December 31, 2009
Allowances deducted from assets to which they apply:

Trade accounts receivable	$24	$17	$2	$3	$40

Deferred tax assets	507	(122)	6		391

For the Year Ended December 31, 2008
Allowances deducted from assets to which they apply:

Trade accounts receivable	28	1	(1)	4	24

Deferred tax assets	508	(6)	5		507

For the Year Ended December 31, 2007
Allowances deducted from assets to which they apply:

Trade accounts receivable	38	3	2	15	28

Deferred tax assets	925	(485)	68		508

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s report on internal control over financial reporting is included in Part II, Item 8 of this Annual Report on Form 10-K.

Crown Holdings, Inc.

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Title	Year Assumed Present Title

John W. Conway	64	Chairman of the Board, President and Chief Executive Officer	2001

Timothy J. Donahue	47	Executive Vice President and Chief Financial Officer	2008

Raymond L. McGowan, Jr.	58	President – Americas Division	2008

Christopher C. Homfray	52	President – European Division	2006

Jozef Salaerts	55	President – Asia-Pacific Division	2007

Thomas A. Kelly	50	Senior Vice President – Finance	2009

Kevin C. Clothier	41	Vice President and Corporate Controller	2009

All of the principal executive officers have been employed by the Company for the past five years.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Corporate Governance” and is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 28, 2010” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers" and is incorporated herein by reference.

The following table provides information as of December 31, 2009 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)

Equity compensation plans approved by security holders	5,827,687 (1)	$16.54	3,283,501 (2)
Equity compensation plans not approved by security holders	0	N/A	0

Total	5,827,687	$16.54	3,283,501

(1)	Includes the 1997, 2001, 2004 and 2006 Stock-Based Incentive Compensation Plans.

(2)
Includes 2,906,244, 29,299 and 347,958 shares available for issuance at December 31, 2009 under the 2006 Stock-Based Incentive Compensation Plan, the Company’s Stock Purchase Plan and the Stock Compensation Plan for Non-Employee Directors, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Corporate Governance” and “Executive Compensation” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Principal Accounting Fees and Services” and is incorporated herein by reference.

Crown Holdings, Inc.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as part of this report:

(1)	All Financial Statements (see Part II, Item 8)

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Equity and Comprehensive Income/(Loss) for the years ended December 31, 2009, 2008 and 2007

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

4.c	Form of the Registrant’s 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.d	Officers’ Certificate for 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

Crown Holdings, Inc.

4.e	Form of the Registrant’s 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.f	Officers’ Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.g	Terms Agreement, dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.h
Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

4.i
Amended and Restated Rights Agreement, dated as of December 9, 2004, between Crown Holdings, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 9, 2004 (File No. 0-50189)).

4.j
Supplemental Indenture to Indenture dated April 1, 1993, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.k
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

4.l
U.S. Guarantee Agreement, dated as of September 1, 2004, among the Domestic Subsidiaries referred to therein and Citicorp North America Inc., as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.m
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

4.n
Indenture, dated as of September 1, 2004, by and among Crown European Holdings, as Issuer, the Guarantors named therein and Wells Fargo Bank, as Trustee, relating to the 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.j of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.o
Form of Crown European Holdings’ 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

4.p
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

Crown Holdings, Inc.

4.q
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

4.r
Euro Bank Pledge Agreement, dated as of November 18, 2005, by Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.b of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No.  0-50189)).

4.s
Second Amended and Restated CEH Pledge Agreement, dated as of November 18, 2005, by Crown European Holdings S.A., as Pledgor and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.c of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.t
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

4.u
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

4.v
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

4.y
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

4.cc	Form of 7 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.m of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.dd	Form of 7 3/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.n of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

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

Crown Holdings, Inc.

4.hh
Registration Rights Agreement, dated as of May 8, 2009, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp. II, Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the $400 million 7 5/8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated May 5, 2009 (File No. 0-50189)).

4.ii
Indenture dated as of May 8, 2009, by and among Crown Americas LLC and Crown Americas Capital Corp. II, as Issuers, the Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7 5/8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated May 5, 2009 (File No. 0-05189)).

4.jj	Form of 7 5/8% Senior Notes due 2017 (included in Exhibit 4.hh).

4.kk
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

4.ll
Second Amendment to Credit Agreement, dated as of November 12, 2009, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as Lenders, and Deutsche Bank AG new York Branch, as Administrative Agent and as Collateral Agent for Lenders (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated November 12, 2009 (File No. 0-50189)).

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

10.i
Crown Holdings, Inc. Economic Profit Incentive Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.i of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-50189)).

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

10.w
Crown Holdings, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-50189)).

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

Crown Holdings, Inc.

Exhibits 10.h through 10.ee, with the exception of 10.aa and 10.bb, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

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

99	Separate financial statements of affiliates whose securities are pledged as collateral.

c)	The consolidated financial statements and notes thereto and financial statement schedule for Crown Cork & Seal Company, Inc., included in Exhibit 99 above, are incorporated herein by reference.

Crown Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc.
Registrant
Date:  March 1, 2010
     By:  /s/ Kevin C. Clothier_____
                               Kevin C. Clothier
Vice President and Corporate Controller

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Conway, Timothy J. Donahue and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2009 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ John W. Conway
John W. Conway	Chairman of the Board, President and Chief Executive Officer

/s/ Timothy J. Donahue
Timothy J. Donahue	Executive Vice President and Chief Financial Officer

/s/ Kevin C. Clothier
Kevin C. Clothier	Vice President and Corporate Controller

SIGNATURE
                                     DIRECTORS

/s/ Jenne K. Britell	/s/ Hugues du Rouret
Jenne K. Britell	Hugues du Rouret

/s/ Arnold W. Donald	/s/ Alan W. Rutherford
Arnold W. Donald	Alan W. Rutherford

/s/ William G. Little	/s/ Jim L. Turner
William G. Little	Jim L. Turner

/s/ Hans J. Löliger	/s/ William S. Urkiel
Hans J. Löliger	William S. Urkiel

/s/ Thomas A. Ralph
Thomas A. Ralph