Form 10-Q
period 2010-03-31
CROWN HOLDINGS INC
filed 2010-05-10
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

[ ]
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

There were 162,002,717 shares of Common Stock outstanding as of May 5, 2010.

Crown Holdings, Inc.

FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)
(Unaudited)

Three months ended March 31	2010	2009

Net sales	$1,777	$1,684

Cost of products sold, excluding depreciation and amortization	1,483	1,392
Depreciation and amortization	44	47

Gross profit	250	245

Selling and administrative expense	79	89
Provision for restructuring	22	1
Asset impairments and sales	(1)
Interest expense	47	61
Interest income	(1)	(2)
Translation and foreign exchange	(2)	4

Income before income taxes and equity earnings	106	92
Provision for income taxes	39	24
Equity loss in affiliates		(5)
Net income	67	63
Net income attributable to noncontrolling interests	(26)	(23)
Net income attributable to Crown Holdings	$ 41	$ 40

Earnings per share attributable to Crown Holdings common shareholders:
Basic	$0.26	$ 0.25
Diluted	$0.25	$ 0.25

Weighted average common shares outstanding:
Basic	160,714,929	158,491,731
Diluted	163,100,074	161,286,880

      The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)

(In millions)
(Unaudited)

	March 31, 2010	December 31, 2009

Assets
Current assets
Cash and cash equivalents	$ 399	$ 459
Receivables, net	1,044	714
Inventories	1,076	960
Prepaid expenses and other current assets	128	109
Total current assets	2,647	2,242

Goodwill	1,974	2,050
Property, plant and equipment, net	1,453	1,509
Other non-current assets	716	731
Total	$6,790	$6,532

Liabilities and equity
Current liabilities
Short-term debt	$ 218	$ 30
Current maturities of long-term debt	31	29
Accounts payable and accrued liabilities	1,712	1,866
Total current liabilities	1,961	1,925

Long-term debt, excluding current maturities	2,925	2,739
Postretirement and pension liabilities	1,025	1,037
Other non-current liabilities	448	448
Commitments and contingent liabilities (Note J)

Noncontrolling interests	395	389
Crown Holdings shareholders' equity/(deficit)	36	(6)
Total equity	431	383
Total	$6,790	$6,532

                  The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

(In millions)
(Unaudited)

Three months ended March 31	2010	2009

Net cash used for operating activities	$(416)	$(345)

Cash flows from investing activities
Capital expenditures	(32)	(50)
Other	11
Net cash used for investing activities	(21)	(50)

Cash flows from financing activities
Proceeds from long-term debt	4	1
Payments of long-term debt	(17)	(3)
Net change in revolving credit facility and short-term debt	409	114
Common stock issued	2	3
Common stock repurchased	(5)	(3)
Dividends paid to noncontrolling interests	(15)	(17)
Other	8	19
Net cash provided by financing activities	386	114

Effect of exchange rate changes on cash and cash equivalents	(9)	(19)

Net change in cash and cash equivalents	(60)	(300)

Cash and cash equivalents at January 1	459	596

Cash and cash equivalents at March 31	$ 399	$ 296

            The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

(In millions)
(Unaudited)

	2010	2009
Comprehensive income
Net income	$ 67	$ 63
Net other adjustments:
Attributable to Crown Holdings	(4)	(1)
Attributable to noncontrolling interests	(5)	(5)
Comprehensive income	58	57
Comprehensive income attributable to noncontrolling interests	(21)	(18)
Comprehensive income attributable to Crown Holdings	$ 37	$ 39

Common stock	$ 929	$ 929

Paid-in capital
Balance – January 1	$1,536	$ 1,510
Restricted stock awarded	(2)	(3)
Stock-based compensation	7	4
Stock issued – benefit plans	1	1
Stock repurchased	(4)	(2)
Balance - March 31	$1,538	$1,510

Accumulated deficit
Balance – January 1	$ (94)	$ (428)
Net income attributable to Crown Holdings	41	40
Balance – March 31	$ (53)	$ (388)

Accumulated other comprehensive loss
Balance – January 1	$(2,255)	$(2,195)
Translation adjustments	(31)	(16)
Amortization of net loss and prior service cost included in pension and postretirement cost	18	16
Derivatives qualifying as hedges	9	(1)
Net other comprehensive loss adjustments	(4)	(1)
Balance – March 31	$(2,259)	$(2,196)

Treasury stock
Balance – January 1	$ (122)	$ (133)
Restricted stock awarded	3	3
Stock issued – benefit plans	1	2
Stock repurchased	(1)	(1)
Balance – March 31	$ (119)	$ (129)

Noncontrolling interests
Balance – January 1	$ 389	$ 353
Net income attributable to noncontrolling interests	26	23
Translation adjustments (other comprehensive income)	(5)	(5)
Dividends paid to noncontrolling interests	(15)	(17)
Balance – March 31	$ 395	$ 354

Total equity – March 31	$ 431	$ 80

                  The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”).  The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions.  In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of March 31, 2010 and the results of its operations and its cash flows for the three month periods ended March 31, 2010 and 2009.  These results have been determined on the basis of accounting principles generally accepted in the United States of America ("GAAP").

Certain information and footnote disclosures, normally included in financial statements presented in accordance with GAAP have been condensed or omitted.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

B.	Recent Accounting and Reporting Pronouncements

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board ("FASB")’s amended guidance on transfers of financial assets. The guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting and clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale.  As a result of adopting the guidance, the Company’s current receivables securitization and certain factoring facilities are now accounted for as secured borrowings.  The impact of adopting the new guidance on the Company’s Consolidated Balance Sheet was to increase both the Company’s receivables and short-term debt as of March 31, 2010 by $185.   The impact of adopting the new guidance on the Company’s Consolidated Statement of Cash Flows was to both increase net cash used for operating activities and net cash provided by financing activities by $185 for the three months ended March 31, 2010.  The adoption of the guidance did not materially impact the Company’s results of operations.  In accordance with the guidance, prior period amounts have not been restated.  See Note D for additional information.

Effective January 1, 2010, the Company adopted the FASB’s amended guidance on the consolidation of variable interest entities (VIEs).  The guidance requires an entity to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, the guidance requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE. The adoption of the guidance had no impact on the Company’s financial statements.

The FASB provided guidance that requires new disclosures about fair value measurements and clarifies existing disclosure requirements.  The new disclosures include (1) transfers in and out of level 1 and level 2 fair value measurements and (2) a gross presentation of activities within level 3 fair value measurements.  The clarifications to existing disclosures include a requirement to provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity is also required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in either level 2 or level 3.  The disclosures are required in the current quarter except for the requirement to disclose gross presentation of activities within level 3, which is not effective until the first quarter of 2011.  The disclosure requirement for transfers in and out of level 1 and level 2 had no impact on the Company.  The requirement to disclose gross presentation of activities within level 3 is expected to affect only the Company’s level 3 pension assets.  See Note F for additional information.

Crown Holdings, Inc.

C.          Stock-Based Compensation

During the first quarter of 2010, the Company awarded 373,149 shares of restricted stock to certain senior executives, including 143,525 shares with time-vesting requirements and 229,624 shares containing a market performance feature.  The time-vested awards vest ratably over three years on the anniversary date of the grant and had a grant-date fair value of $26.80 per share.  The performance shares vest at the end of three years based on the results of a market performance criterion. The number of performance shares that will ultimately vest in 2013 is based on the level of performance achieved, ranging between 0% and 200% of the shares awarded, and will be settled in stock.  The estimated fair value of each performance share was calculated as $36.25 using a Monte Carlo valuation model.  During the first quarter, 246,693 shares of previously issued service-based awards and 136,003 shares of previously issued performance-based shares vested.  The weighted average fair value of these shares on the vesting date was $26.10 per share.  Also during the first quarter, 108,177 performance-based shares were issued because the Company exceeded the target level of performance shares established on the original date of the related awards in 2007 by approximately 80%.  These shares were issued without restriction.

Unrecognized compensation cost related to unvested stock options and restricted stock were both $14 at March 31, 2010.  The weighted average period over which the expense is expected to be recognized is 2.9 years for stock options and 1.6 years for restricted stock.

As of March 31, 2010, outstanding stock options included 5,550,481 shares that were fully vested or expected to vest of which 3,715,107 were exercisable.  The weighted average exercise price of the options that were fully vested or expected to vest was $16.54, the aggregate intrinsic value was $58, and the weighted average remaining contractual life was 5.2 years.  The weighted average exercise price of options that were currently exercisable was $13.10, the aggregate intrinsic value was $52, and the weighted average remaining contractual life was 4.4 years.

The Company received cash proceeds of approximately $2  and $3 from the exercise of stock options in the first quarters of 2010 and 2009, respectively.

D.           Receivables

The Company utilizes receivable securitization facilities in the normal course of business as part of its management of cash flow activities. Under its committed $200 North American facility, the Company sells receivables, on a revolving basis, to a wholly-owned, bankruptcy-remote subsidiary.  The subsidiary was formed for the sole purpose of buying and selling receivables generated by the Company and, in turn, sells undivided percentage ownership interests in the pool of purchased receivables to a syndicate of financial institutions.  The Company generally retains an ownership interest in the pool of receivables that is subordinated to the ownership interests in the pool of receivables that are sold to third parties.  Accordingly, the Company has determined that transactions under these facilities do not qualify for sale accounting and has therefore, accounted for the transactions as secured borrowings.

Under the Company’s committed €120 European securitization facility, certain subsidiaries in the U.K. and France sell receivables to an entity formed in France for the sole purpose of buying receivables from the selling subsidiaries.  The buying entity finances the purchase of receivables through the issuance of senior units to a third party.  Since the units issued to the third party are senior to the interests retained by the Company, the Company has determined that transactions under these facilities do not qualify for sale accounting and has therefore accounted for the transactions as secured borrowings.

In addition, the Company utilizes receivables factoring arrangements in the normal course of business as part of managing cash flow activities for its European operations.  Under the arrangements, the Company sells its entire interest in specified receivables to various third parties.  Where the Company has surrendered control over factored receivables, the Company has accounted for the transfers as sales.  The Company’s continuing involvement in factored receivables accounted for as sales is limited to servicing the receivables.  The Company receives adequate compensation for servicing the receivables; therefore, no servicing asset or liability was recorded.

Crown Holdings, Inc.

At March 31, 2010, included in the Company’s Consolidated Balance Sheet were $185 of receivables that were securitized or factored and $185 of associated liabilities.  At March 31, 2010, the Company derecognized receivables of $72 related to factoring arrangements accounted for as sales.  At December 31, 2009, receivables of $392 securitized or factored under the Company’s facilities were accounted for as sales and reflected as a reduction of receivables in the Company’s Consolidated Balance Sheet.

For the three months ended March 31, 2010 and 2009, the Company recorded expenses related to securitization and factoring facilities of $2 as interest expense.

Collections from customers on securitized or factored receivables and related fees and costs are included in operating activities in the Consolidated Statements of Cash Flows.  Proceeds and repayments from issuances of ownership interests in the consolidated entity that buys and sells the Company’s receivables under its securitization facilities and amounts received from factors for transactions that do not qualify for sale accounting are included in financing activities in the Consolidated Statements of Cash Flows.

E.           Inventories

Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method.  Non-U.S. inventories are principally determined under the average cost method.

	March 31, 2010	December 31, 2009

Finished goods	$ 469	$368
Work in process	121	102
Raw materials and supplies	486	490
	$1,076	$960

F.	Fair Value Measurements

Under GAAP a framework exists for measuring fair value, providing a three-tier hierarchy of pricing inputs used to report assets and liabilities that are adjusted to fair value. Level 1 includes inputs such as quoted prices which are available in active markets for identical assets or liabilities as of the report date.  Level 2 includes inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the report date.  Level 3 includes unobservable pricing inputs that are not corroborated by market data or other objective sources.  The Company has no items valued using Level 3 inputs other than certain pension plan assets.

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, respectively:

				Fair value at
				reporting date using
		Mar. 31	Dec. 31	Level 1		Level 2
		2010	2009	2010	2009	2010	2009
Assets
	Derivative instruments:
	Foreign exchange	$18	$14			$18	$14
	Commodities	43	31	$43	$31
	Total	$61	$45	$43	$31	$18	$14
Liabilities
	Derivative instruments:
	Cross-currency swaps	$32	$49			$32	$49
	Foreign exchange	16	17			16	17
	Commodities	1	1	$ 1	$ 1
	Total	$49	$67	$ 1	$ 1	$48	$66

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

Refer to Note G for further discussion of the Company’s use of derivative instruments and their fair values.

G.	Derivative Financial Instruments

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange, interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions.  The Company is exposed to credit loss in the event of nonperformance by these counterparties.  The Company does not use derivative instruments for trading or speculative purposes.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges.  No components of the hedging instruments are excluded from the assessment of hedge effectiveness.  Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction.  Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure.  Contracts outstanding at March 31, 2010 mature between one and thirty-three months.

When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally specified period, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.

The Company may use cross-currency and interest rate swaps to manage its portfolio of fixed and variable debt, including foreign-currency denominated intercompany debt, and to manage the impact of debt on local cash flows.  Currently the Company has one cross-currency swap outstanding, which matures in November 2010, with a notional value of $235.  The swap is effective in mitigating the risk of changes in foreign exchange and interest rates because the critical terms of the swap, including notional amount, interest reset date, maturity date and underlying market index, match those of the foreign currency-denominated debt.

Crown Holdings, Inc.

The Company uses commodity forwards to hedge anticipated purchases of various commodities, including aluminum, fuel oil and natural gas.  Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit.  The aggregate U.S. dollar-equivalent notional value of commodity contracts designated as cash flow hedges at March 31, 2010 and December 31, 2009 was $203 and $167.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign-currency-denominated sales or purchases.  The Company manages these risks at the operating unit level.  Often the hedging of foreign currency risk is performed in concert with related commodity price hedges.  The aggregate U.S. dollar-equivalent notional value of foreign exchange contracts designated as cash flow hedges at March 31, 2010 and December 31, 2009 was $515 and $283.

Changes in the fair value of cash flow hedges in accumulated other comprehensive income/(loss) were:

Balance at January 1, 2010	$27

Current period changes in fair value, net of tax:
Cross-currency swaps	17
Commodities	10
Foreign exchange	2
Reclassifications to income:
Cross-currency swaps	(17)	(1)
Commodities	(2)	(2)
Foreign exchange	(1)	(3)

Balance at March 31, 2010	$36

 (1)   During the three months ended March 31, 2010 and 2009, $17 and $28 were credited to translation and foreign exchange. During the three months ended March 31, 2009, $1 was credited to interest expense.
(2)    During the three months ended March 31, 2010 and 2009, $2 and ($20) were credited/(charged) to cost of products sold.
(3)    During the three months ended March 31, 2010 and 2009, $2 and ($4) and ($1) and $2 were credited/(charged) to net sales and cost of products sold, respectively.

During the twelve months ending March 31, 2011, a net gain of $22 ($17, net of tax) is expected to be reclassified to earnings.  The actual amount that will be reclassified may differ from this amount due to changing market conditions.  No amounts were reclassified during the three months ended March 31, 2010 in connection with anticipated transactions that were no longer considered probable.  The ineffective portion recorded in earnings was less than $1.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items.  Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings.  Less than $1 was reported in earnings for the three months ended March 31, 2010. The U.S. dollar-equivalent notional value of foreign exchange contracts designated as fair value hedges at March 31, 2010 and December 31, 2009 was $190 and $114.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated or did not qualify for hedge accounting; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes in remeasurement of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments. The aggregate U.S dollar-equivalent notional value of these contracts at March 31, 2010 and December 31, 2009 was $735 and $575.

Crown Holdings, Inc.

The impact on earnings of foreign exchange contracts designated as fair value hedges was less than $1 for the three months ended March 31, 2010 and 2009.  The impact on earnings of foreign exchange contracts not designated as hedges were gains of $17 and $8 for the three months ended March 31, 2010 and 2009.  These items were reported as translation and foreign exchange and were offset by changes in the fair value of the related hedged items.

The fair values of outstanding derivative instruments in the Consolidated Balance Sheet at March 31, 2010 and December 31, 2009 were:

		Mar. 31		Dec. 31
Assets		2010		2009
	Derivatives designated as hedges:
	Foreign exchange	$12	(4)	$ 4	(4)
	Commodities	43	(5)	31	(5)

	Derivatives not designated as hedges:
	Foreign exchange	6	(4)	10	(4)
	Total	$61		$45

Liabilities
	Derivatives designated as hedges:
	Cross-currency swaps	$32	(6)	$49	(6)
	Foreign exchange	10	(6)	4	(6)
	Commodities	1	(6)	1	(6)

	Derivatives not designated as hedges:
	Foreign exchange	6	(6)	13	(6)
	Total	$49		$67

             (4)   Reported in other current assets.
             (5)   $20 and $14 reported in other current assets in 2010 and 2009 and $23 and $17  reported in other non-current assets in 2010 and 2009.
(6)    Reported in accounts payable and accrued liabilities.

H.           Restructuring

  The components of the outstanding restructuring reserve and movements within these components during the three months ended March 31, 2010 and 2009, respectively, were as follows:

	Termination	Other Exit	Asset
	Benefits	Costs	Writedowns	Total

Balance at January 1, 2009	$11	$ 1		$12
Provision		1		1
Payments	(4)	(1)		(5)
Balance at March 31, 2009	$ 7	$ 1	$0	$ 8

Balance at January 1, 2010	$25	$0	$0	$ 25
Provision	10	2	10	22
Payments	(8)	(2)		(10)
Reclassify to other accounts	(5)		(10)	(15)
Balance at March 31, 2010	$22	$0	$0	$22

Crown Holdings, Inc.

The provision of $22 in 2010 included $20 related to the closure of a Canadian plant in the Company’s Americas Food segment and $2 for plant maintenance and strip and clean costs from a prior restructuring action.  The charge of $20 included $5 for pension and postretirement plan curtailment charges, $5 for severance costs and $10 for asset writedowns.  The Company expects to incur future additional charges of approximately $17 for pension settlements when the Company receives regulatory approval and settles these obligations.  The total cash cost of the restructuring, including $8 for the settlement of the pension obligation is expected to be $16.  Also, the Company expects to incur future additional charges related to prior restructuring actions in Canada of approximately $33 for pension settlements when the Company receives regulatory approval and settles these obligations and $5 for plant maintenance and strip and clean costs.  The Company expects future cash costs for the settlement of pension obligations related to these prior restructuring actions to be approximately $7.

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

During 2010, the states of Nebraska and South Dakota enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos.  Similar legislation was enacted in Florida, Georgia, Indiana, Mississippi, North Dakota, Ohio, Oklahoma, South Carolina and Wisconsin in recent years.  The legislation, which applies to future and, with the exception of Georgia, South Carolina and South Dakota, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation.  Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor’s assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy.  The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

Crown Holdings, Inc.

In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. In November 2004, the legislation was amended to address a Pennsylvania Supreme Court decision (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002) which held that the statute violated the Pennsylvania Constitution due to retroactive application.  On February 6, 2009, the Superior Court of Pennsylvania affirmed, due to the plaintiff’s lack of standing, the Philadelphia Court of Common Pleas’ dismissal of three cases against Crown Cork raising federal and state constitutional challenges to the amended statute (Stea v. A.W. Chesterton, Inc., et. al, No. 2956 EDA 2006). The Pennsylvania Supreme Court has accepted an appeal of this decision.  The Company cautions that the limitations of the statute, as amended, are subject to litigation and may not be upheld.  Adverse rulings in cases challenging the constitutionality of the Pennsylvania statute could have a material impact on the Company.

During the three months ended March 31, 2010, Crown Cork received approximately 600 new claims, settled or dismissed approximately 200 claims for a total of $2, and had approximately 51,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods.  The outstanding claims at March 31, 2010 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow.  The outstanding claims at March 31, 2010 also exclude approximately 19,000 inactive claims.  Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action.  The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

As of March 31, 2010, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $226, including $170 for unasserted claims and $1 for committed settlements that will be paid over time.

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

Underlying the accrual are assumptions that claims for exposure to asbestos that occurred after the sale of the U.S. company’s insulation business in 1964 would not be entitled to settlement payouts and that the state legislation described above is expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states, and other states where Pennsylvania law may apply.  The Company’s accrual of $226 includes estimates for probable costs for claims through the year 2019.  Potential estimated additional claims costs of $38 beyond 2019 have not been included in the Company’s accrual, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.

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

In January 2010, the Company received a net one time payment of $20 as part of an overall resolution of a long-time dispute unrelated to the Company’s ongoing operations and recorded a gain of $20 in the first quarter of 2010.

At March 31, 2010, the Company had certain indemnification agreements covering environmental remediation and other potential costs associated with properties sold or businesses divested.  The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At March 31, 2010, the Company also had guarantees of $26 related to the residual values of leased assets.

K.            Earnings Per Share

  The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the periods ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31
	2010	2009
Net income attributable to Crown Holdings	$ 41	$ 40

Weighted average common shares outstanding:
Basic	160.7	158.5
Add: dilutive stock options and restrictive stock	2.4	2.8
Diluted	163.1	161.3

Basic earnings per share	$0.26	$0.25
Diluted earnings per share	$0.25	$0.25

Crown Holdings, Inc.

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 3.3 million shares for the three months ended March 31, 2010 and 4.0 million shares for the same period in 2009.

L.        Pension and Other Postretirement Benefits
The components of net periodic pension and other postretirement benefits costs for the three months ended March 31 were as follows:

	U.S. Plans		Non-U.S. Plans
Pension Benefits	2010	2009	2010	2009

Service cost	$ 2	$ 2	$ 7	$ 5
Interest cost	18	20	39	34
Expected return on plan assets	(20)	(18)	(45)	(37)
Recognized prior service cost/(credit)	1	1	(1)	(1)
Recognized net loss	17	20	11	6
Net periodic cost	$18	$25	$11	$ 7

Other Postretirement Benefits	2010	2009

Service cost	$2	$2
Interest cost	7	7
Recognized prior service credit	(5)	(6)
Recognized net loss	2	3
Net periodic cost	$6	$6

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

The Company evaluates performance and allocates resources based on segment income. Segment income, which is not a defined term under GAAP, is defined by the Company as gross profit less selling and administrative expenses. Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.  Transactions between operating segments are not material.

The tables below present information about operating segments for the three months ended  March 31, 2010 and 2009:

2010	External	Segment
	sales	income

Americas Beverage	$ 480	$ 57
North America Food	197	16
European Beverage	314	52
European Food	404	40
European Specialty Packaging	91	3
Total reportable segments	1,486	168

Non-reportable segments	291	45
Corporate and unallocated items		(42)
Total	$1,777	$171

Crown Holdings, Inc.

2009	External	Segment
	sales	income

Americas Beverage	$ 409	$ 41
North America Food	197	18
European Beverage	339	57
European Food	389	52
European Specialty Packaging	81	1
Total reportable segments	1,415	169

Non-reportable segments	269	42
Corporate and unallocated items		(55)
Total	$1,684	$156

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three months ended March 31, 2010 and 2009 follows:

	2010	2009

Segment income of reportable segments	$168	$169
Segment income of non-reportable segments	45	42
Corporate and unallocated items	(42)	(55)
Provision for restructuring	(22)	(1)
Asset impairments and sales	1
Interest expense	(47)	(61)
Interest income	1	2
Translation and foreign exchange	2	(4)
Income before income taxes and equity earnings	$106	$ 92

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

Crown Holdings, Inc.

N.        Condensed Combining Financial Information

Crown European Holdings SA (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.  The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands.  The following condensed combining financial statements:

•	statements of operations and cash flows for the three months ended March 31, 2010 and 2009, and
•	balance sheets as of March 31, 2010 and December 31, 2009

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2010
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,047	$730		$1,777
Cost of products sold, excluding depreciation and amortization		$(2)	895	590		1,483
Depreciation and amortization			22	22		44

Gross profit		2	130	118		250

Selling and administrative expense			52	27		79
Provision for restructuring			22			22
Asset impairments and sales			(1)			(1)
Net interest expense		(2)	43	5		46
Technology royalty			(7)	7
Translation and foreign exchange			(2)			(2)

Income before income taxes		4	23	79		106
Provision for income taxes			24	15		39
Equity earnings in affiliates	$41	32	42		$(115)

Net income	41	36	41	64	(115)	67
Net income attributable to noncontrolling interests				(26)		(26)
Net income attributable to Crown Holdings	$41	$36	$41	$38	$(115)	$41

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2010
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$31	$368		$399
Receivables, net		$56	208	780		1,044
Intercompany receivables		1	72	41	$(114)
Inventories			614	462		1,076
Prepaid expenses and other current assets	$3		93	32		128
Total current assets	3	57	1,018	1,683	(114)	2,647

Intercompany debt receivables		1,778	2,345	320	(4,443)
Investments	212	2,497	13		(2,722)
Goodwill			1,397	577		1,974
Property, plant and equipment, net			635	818		1,453
Other non-current assets		2	699	15		716
Total	$215	$4,334	$6,107	$3,413	$(7,279)	$6,790

Liabilities and equity
Current liabilities
Short-term debt		$30	$24	$164		$218
Current maturities of long-term debt		4	6	21		31
Accounts payable and accrued liabilities	$8	33	998	673		1,712
Intercompany payables		2	39	73	$(114)
Total current liabilities	8	69	1,067	931	(114)	1,961

Long-term debt, excluding current maturities		703	2,168	54		2,925
Long-term interompany debt	171	2,532	1,323	417	(4,443)
Postretirement and pension liabilities			1,007	18		1,025
Commitments and contingent liabilities			330	118		448

Noncontrolling interests				395		395
Crown Holdings shareholders' equity	36	1,030	212	1,480	(2,722)	36
Total equity	36	1,030	212	1,875	(2,722)	431

Total	$215	$4,334	$6,107	$3,413	$(7,279)	$6,790

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$5	$49	$405		$459
Receivables, net		77	101	536		714
Intercompany receivables		2	59	32	$(93)
Inventories			529	431		960
Prepaid expenses and other current assets	$2		81	26		109
Total current assets	2	84	819	1,430	(93)	2,242

Intercompany debt receivables		1,833	2,433	432	(4,698)
Investments	174	2,571	(69)		(2,676)
Goodwill			1,443	607		2,050
Property, plant and equipment, net			671	838		1,509
Other non-current assets		2	715	14		731
Total	$176	$4,490	$6,012	$3,321	$(7,467)	$6,532

Liabilities and equity
Current liabilities
Short-term debt		$2	$1	$27		$30
Current maturities of long-term debt		4	6	19		29
Accounts payable and accrued liabilities	$21	54	1,000	791		1,866
Intercompany payables		2	30	61	$(93)
Total current liabilities	21	62	1,037	898	(93)	1,925

Long-term debt, excluding current maturities		619	2,063	57		2,739
Long-term interompany debt	161	2,797	1,389	351	(4,698)
Postretirement and pension liabilities			1,019	18		1,037
Commitments and contingent liabilities			330	118		448

Noncontrolling interests				389		389
Crown Holdings shareholders' equity/(deficit)	(6)	1,012	174	1,490	(2,676)	(6)
Total equity/(deficit)	(6)	1,012	174	1,879	(2,676)	383

Total	$176	$4,490	$6,012	$3,321	$(7,467)	$6,532

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2010
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$(7)	$20	$(141)	$(288)		$(416)

Cash flows from investing activities
Capital expenditures			(11)	(21)		(32)
Intercompany investing activities			7	3	$(10)
Other				11		11

Net cash used for investing activities			(4)	(7)	(10)	(21)

Cash flows from financing activities
Proceeds from long-term debt				4		4
Payments of long-term debt		(14)		(3)		(17)
Net change in revolving credit facility and short-term debt		164	126	119		409
Net change in long-term intercompany balances	10	(170)	(12)	172
Common stock issued	2					2
Common stock repurchased	(5)					(5)
Dividends paid				(10)	10
Dividends paid to noncontrolling interests				(15)		(15)
Other		(5)	13			8

Net cash provided by/(used for) financing activities	7	(25)	127	267	10	386

Effect of exchange rate changes on cash and cash equivalents				(9)		(9)

Net change in cash and cash equivalents		(5)	(18)	(37)		(60)

Cash and cash equivalents at January 1		5	49	405		459

Cash and cash equivalents at March 31	$0	$0	$31	$368	$0	$399

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net cash used for operating activities	$(13)	$(14)	$(165)	$(153)		$(345)

Cash flows from investing activities
Capital expenditures			(15)	(35)		(50)
Intercompany investing activities			17		$(17)

Net cash provided by/(used for) investing activities			2	(35)	(17)	(50)

Cash flows from financing activities
Proceeds from long-term debt				1		1
Payments of long-term debt				(3)		(3)
Net change in revolving credit facility and short-term debt		121		(7)		114
Net change in long-term intercompany balances	13	(162)	41	108
Common stock issued	3					3
Common stock repurchased	(3)					(3)
Dividends paid				(17)	17
Dividends paid to noncontrolling interests				(17)		(17)
Other		(22)	41			19

Net cash provided by/(used for) financing activities	13	(63)	82	65	17	114

Effect of exchange rate changes on cash and cash equivalents			(19)			(19)

Net change in cash and cash equivalents		(77)	(100)	(123)		(300)

Cash and cash equivalents at January 1		77	138	381		596

Cash and cash equivalents at March 31	$0	$0	$38	$258	$0	$296

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent).  No other subsidiary guarantees the debt.  The following condensed combining financial statements:

•	statements of operations and cash flows for the three months ended March 31, 2010 and 2009, and
•	balance sheets as of March 31, 2010 and December 31, 2009

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2010
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$1,777		$1,777
Cost of products sold, excluding depreciation and amortization			1,483		1,483
Depreciation and amortization			44		44

Gross profit			250		250

Selling and administrative expense		$(18)	97		79
Provision for restructuring			22		22
Net interest expense			(1)		(1)
Technology royalty		22	24		46
Translation and foreign exchange			(2)		(2)

Income/(loss) before income taxes		(4)	110		106
Provision for income taxes		2	37		39
Equity earnings in affiliates	$41	47		$(88)

Net income	41	41	73	(88)	67
Net income attributable to noncontrolling interests			(26)		(26)
Net income attributable to Crown Holdings	$41	$41	$47	$(88)	$41

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$1,684		$1,684
Cost of products sold, excluding depreciation and amortization			1,392		1,392
Depreciation and amortization			47		47

Gross profit			245		245

Selling and administrative expense		$3	86		89
Provision for restructuring			1		1
Net interest expense		21	38		59
Translation and foreign exchange			4		4

Income/(loss) before income taxes		(24)	116		92
Provision for/(benefit from) income taxes		(9)	33		24
Equity (loss)/earnings in affiliates	$40	55	(5)	$(95)	(5)

Net income	40	40	78	(95)	63
Net income attributable to noncontrolling interests			(23)		(23)
Net income attributable to Crown Holdings	$40	$40	$55	$(95)	$40

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2010
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$399		$399
Receivables, net			1,044		1,044
Inventories			1,076		1,076
Prepaid expenses and other current assets	$3		125		128
Total current assets	3		2,644		2,647

Intercompany debt receivables			818	$(818)
Investments	212	$995		(1,207)
Goodwill			1,974		1,974
Property, plant and equipment, net			1,453		1,453
Other non-current assets		554	162		716
Total	$215	$1,549	$7,051	$(2,025)	$6,790

Liabilities and equity
Current liabilities
Short-term debt			$218		$218
Current maturities of long-term debt			31		31
Accounts payable and accrued liabilities	$8	$42	1,662		1,712
Total current liabilities	8	42	1,911		1,961

Long-term debt, excluding current maturities		411	2,514		2,925
Long-term interompany debt	171	647		$(818)
Postretirement and pension liabilities			1,025		1,025
Commitments and contingent liabilities		237	211		448

Noncontrolling interests			395		395
Crown Holdings shareholders' equity	36	212	995	(1,207)	36
Total equity	36	212	1,390	(1,207)	431

Total	$215	$1,549	$7,051	$(2,025)	$6,790

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$459		$459
Receivables, net			714		714
Inventories			960		960
Prepaid expenses and other current assets	$2		107		109
Total current assets	2		2,240		2,242

Intercompany debt receivables			826	$(826)
Investments	174	$961		(1,135)
Goodwill			2,050		2,050
Property, plant and equipment, net			1,509		1,509
Other non-current assets		567	164		731
Total	$176	$1,528	$6,789	$(1,961)	$6,532

Liabilities and equity
Current liabilities
Short-term debt			$30		$30
Current maturities of long-term debt			29		29
Accounts payable and accrued liabilities	$21	$38	1,807		1,866
Total current liabilities	21	38	1,866		1,925

Long-term debt, excluding current maturities		412	2,327		2,739
Long-term interompany debt	161	665		$(826)
Postretirement and pension liabilities			1,037		1,037
Commitments and contingent liabilities		239	209		448

Noncontrolling interests			389		389
Crown Holdings shareholders' equity/(deficit)	(6)	174	961	(1,135)	(6)
Total equity/(deficit)	(6)	174	1,350	(1,135)	383

Total	$176	$1,528	$6,789	$(1,961)	$6,532

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2010
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$(7)	$10	$(419)		$(416)

Cash flows from investing activities
Capital expenditures			(32)		(32)
Investment dividends		9		$(9)
Other			11		11

Net cash provided by/(used for) investing activities		9	(21)	(9)	(21)

Cash flows from financing activities
Proceeds from long-term debt			4		4
Payments of long-term debt			(17)		(17)
Net change in revolving credit facility and short-term debt			409		409
Net change in long-term intercompany balances	10	(19)	9
Common stock issued	2				2
Common stock repurchased	(5)				(5)
Dividends paid			(9)	9
Dividends paid to noncontrolling interests			(15)		(15)
Other			8		8

Net cash provided by/(used for) financing activities	7	(19)	389	9	386

Effect of exchange rate changes on cash and cash equivalents			(9)		(9)

Net change in cash and cash equivalents			(60)		(60)

Cash and cash equivalents at January 1			459		459

Cash and cash equivalents at March 31	$0	$0	$399	$0	$399

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2009
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net cash used for operating activities	$(13)	$(1)	$(331)		$(345)

Cash flows from investing activities
Capital expenditures			(50)		(50)
Intercompany investing activities		16		$(16)

Net cash provided by/(used for) investing activities		16	(50)	(16)	(50)

Cash flows from financing activities
Proceeds from long-term debt			1		1
Payments of long-term debt			(3)		(3)
Net change in revolving credit facility and short-term debt			114		114
Net change in long-term intercompany balances	13	(15)	2
Common stock issued	3				3
Common stock repurchased	(3)				(3)
Dividends paid			(16)	16
Dividends paid to noncontrolling interests			(17)		(17)
Other			19		19

Net cash provided by/(used for) financing activities	13	(15)	100	16	114

Effect of exchange rate changes on cash and cash equivalents			(19)		(19)

Net change in cash and cash equivalents			(300)		(300)

Cash and cash equivalents at January 1			596		596

Cash and cash equivalents at March 31	$0	$0	$296	$0	$296

Crown Holdings, Inc.

Crown Americas LLC, Crown Americas Capital Corp. and Crown Americas Capital Corp. II (collectively, the Issuers), 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States.  The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.  The following condensed combining financial statements:

●  statements of operations and cash flows for the three months ended March 31, 2010 and 2009, and

●  balance sheets as of March 31, 2010 and December 31, 2009 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2010
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$522	$1,255		$1,777
Cost of products sold, excluding depreciation and amortization			454	1,029		1,483
Depreciation and amortization			10	34		44

Gross profit			58	192		250

Selling and administrative expense		$2	15	62		79
Provision for restructuring				22		22
Asset impairments and sales				(1)		(1)
Net interest expense		21	13	12		46
Technology royalty			(7)	7
Translation and foreign exchange				(2)		(2)

Income/(loss) before income taxes		(23)	37	92		106
Provision/(benefit) for income taxes		(9)	24	24		39
Equity earnings in affiliates	$41	28	28		$(97)

Net income	41	14	41	68	(97)	67
Net income attributable to noncontrolling interests				(26)		(26)
Net income attributable to Crown Holdings	$41	$14	$41	$42	$(97)	$41

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$496	$1,188		$1,684
Cost of products sold, excluding depreciation and amortization			437	955		1,392
Depreciation and amortization			11	36		47

Gross profit			48	197		245

Selling and administrative expense		$ 1	34	54		89
Provision for restructuring				1		1
Net interest expense		9	28	22		59
Technology royalty			(10)	10
Translation and foreign exchange				4		4

Income/(loss) before income taxes		(10)	(4)	106		92
Provision/(benefit) for income taxes		(4)	11	17		24
Equity (loss)/earnings in affiliates	$40	(6)	55		$(94)	(5)

Net income/(loss)	40	(12)	40	89	(94)	63
Net income attributable to noncontrolling interests				(23)		(23)
Net income/(loss) attributable to Crown Holdings	$40	$(12)	$ 40	$ 66	$(94)	$ 40

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2010
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$9	$1	$389		$399
Receivables, net			10	1,034		1,044
Intercompany receivables			46	15	$(61)
Inventories			314	762		1,076
Prepaid expenses and other current assets	$3	1	40	84		128
Total current assets	3	10	411	2,284	(61)	2,647

Intercompany debt receivables		1,596	941	259	(2,796)
Investments	212	1,059	576		(1,847)
Goodwill			453	1,521		1,974
Property, plant and equipment, net		1	291	1,161		1,453
Other non-current assets		21	540	155		716
Total	$215	$2,687	$3,212	$5,380	$(4,704)	$6,790

Liabilities and equity
Current liabilities
Short-term debt				$218		$218
Current maturities of long-term debt		$4	$1	26		31
Accounts payable and accrued liabilities	$8	48	348	1,308		1,712
Intercompany payables			15	46	$(61)
Total current liabilities	8	52	364	1,598	(61)	1,961

Long-term debt, excluding current maturities		1,716	413	796		2,925
Long-term interompany debt	171	691	1,206	728	(2,796)
Postretirement and pension liabilities			732	293		1,025
Commitments and contingent liabilities			285	163		448

Noncontrolling interests				395		395
Crown Holdings shareholders' equity	36	228	212	1,407	(1,847)	36
Total equity	36	228	212	1,802	(1,847)	431

Total	$215	$2,687	$3,212	$5,380	$(4,704)	$6,790

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$27	$1	$431		$459
Receivables, net			17	697		714
Intercompany receivables			46	10	$(56)
Inventories			260	700		960
Prepaid expenses and other current assets	$2	1	36	70		109
Total current assets	2	28	360	1,908	(56)	2,242

Intercompany debt receivables		1,671	1,094	256	(3,021)
Investments	174	1,031	572		(1,777)
Goodwill			453	1,597		2,050
Property, plant and equipment, net		1	295	1,213		1,509
Other non-current assets		22	545	164		731
Total	$176	$2,753	$3,319	$5,138	($4,854)	$6,532

Liabilities and equity
Current liabilities
Short-term debt				$30		$30
Current maturities of long-term debt		$4	$1	24		29
Accounts payable and accrued liabilities	$21	19	300	1,526		1,866
Intercompany payables			10	46	$(56)
Total current liabilities	21	23	311	1,626	(56)	1,925

Long-term debt, excluding current maturities		1,616	413	710		2,739
Long-term interompany debt	161	901	1,395	564	(3,021)
Postretirement and pension liabilities			746	291		1,037
Commitments and contingent liabilities			280	168		448

Noncontrolling interests				389		389
Crown Holdings shareholders' equity/(deficit)	(6)	213	174	1,390	(1,777)	(6)
Total equity/(deficit)	(6)	213	174	1,779	(1,777)	383

Total	$176	$2,753	$3,319	$5,138	$(4,854)	$6,532

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2010
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$(7)	$16	$32	$(457)		$(416)

Cash flows from investing activities
Capital expenditures			(6)	(26)		(32)
Intercompany investing activities		1	11		$(12)
Other, net				11		11

Net cash provided by/(used for) investing activities		1	5	(15)	(12)	(21)

Cash flows from financing activities
Proceeds from long-term debt				4		4
Payments of long-term debt				(17)		(17)
Net change in revolving credit facility and short-term debt		100		309		409
Net change in long-term intercompany balances	10	(135)	(37)	162
Common stock issued	2					2
Common stock repurchased	(5)					(5)
Dividends paid				(12)	12
Dividends paid to noncontrolling interests				(15)		(15)
Other				8		8

Net cash provided by/(used for) financing activities	7	(35)	(37)	439	12	386

Effect of exchange rate changes on cash and cash equivalents				(9)		(9)

Net change in cash and cash equivalents		(18)		(42)		(60)

Cash and cash equivalents at January 1		27	1	431		459

Cash and cash equivalents at March 31	$0	$9	$1	$389	$0	$399

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2009
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$(13)	$11	$(26)	$(317)		$(345)

Cash flows from investing activities
Capital expenditures			(6)	(44)		(50)
Intercompany investing activities			15		$(15)

Net cash provided by/(used for) investing activities			9	(44)	(15)	(50)

Cash flows from financing activities
Proceeds from long-term debt				1		1
Payments of long-term debt				(3)		(3)
Net change in revolving credit facility and short-term debt				114		114
Net change in long-term intercompany balances	13	(82)	16	53
Common stock issued	3					3
Common stock repurchased	(3)					(3)
Dividends paid				(15)	15
Dividends paid to noncontrolling interests				(17)		(17)
Other				19		19

Net cash provided by/(used for) financing activities	13	(82)	16	152	15	114

Effect of exchange rate changes on cash and cash equivalents				(19)		(19)

Net change in cash and cash equivalents		(71)	(1)	(228)		(300)

Cash and cash equivalents at January 1		92	3	501		596

Cash and cash equivalents at March 31	$0	$21	$2	$273	$0	$296

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three months ended March 31, 2010 compared to the corresponding period in 2009 and the changes in financial condition and liquidity from December 31, 2009.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

The Company’s principal areas of focus include improving segment income and cash flow from operations and reducing debt. See Note M to the consolidated financial statements for information regarding segment income.

Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. Key strategies for expanding sales include targeting geographic markets with strong growth potential, such as Asia, the Middle East, South America and Eastern Europe, improving selling prices in certain product lines and developing innovative packaging products using proprietary technology.  The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and other benefit costs.

The reduction of debt remains a principal strategic goal of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations.  In addition, the Company may consider divestitures from time to time, the proceeds of which may be used to reduce debt.  The Company’s total debt of $3,174 at March 31, 2010 decreased $224 from $3,398 at March 31, 2009, primarily due to repayments of borrowings offset by increases of $55 due to foreign currency translation and $185 due to new accounting guidance related to receivables securitization.  The Company’s cash balances increased from $296 to $399 during the same period, including an increase of $18 due to foreign currency translation.

The Company considers possible transactions such as acquisitions (which, if effected, may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $467 was available at March 31, 2010). The Company also expects to significantly increase its capital expenditures in 2010, with particular focus on increasing capacity in Asia and Brazil. Such transactions would be subject to compliance with the Company’s debt agreements.

The cost of aluminum and steel, the primary raw materials used to manufacture the Company’s products, has been subject to significant volatility in recent years.  The Company attempts to pass-through these increased costs resulting from such volatility to its customers through provisions that adjust the selling prices to certain customers based on changes in the market price of the applicable raw material, or through surcharges where no such provision exists.  The Company recognizes revenue related to its selling price increases when all of the revenue recognition criteria has been met.  There can be no assurance that the Company will be able to fully recover from its customers the impact of any increased aluminum and steel costs.  In addition, decreased costs resulting from raw material price fluctuations may be passed through to customers, which would in turn result in decreases to the Company’s revenue.  Moreover, future steel supply contracts may provide for prices that fluctuate or adjust rather than provide a fixed price during a one-year period.

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

Net Sales

Net sales in the first quarter of 2010 were $1,777, an increase of $93 or 5.5% compared to net sales of $1,684 for the same period in 2009.  The increase in net sales in 2010 included, among other items, $79 due to foreign currency translation.  Global beverage can sales increased due to strong unit volume demand in the U.S., Brazil and Asia, which offset the pass-through of lower raw material costs.  Global food can sales decreased due to the pass-through of lower raw material costs.  Sales from U.S. operations accounted for 29.4% of consolidated net sales in the first quarters of 2010 and 2009.  Sales of beverage cans and ends accounted for 50.4% and sales of food cans and ends accounted for 30.7% of consolidated net sales in the first quarter of 2010 compared to 49.6% and 31.7%, respectively, in 2009.

Net sales in the Americas Beverage segment increased $71 from $409 in the first quarter of 2009 to $480 in the first quarter of 2010, primarily due to an increase in sales unit volumes and $14 from the impact of foreign currency translation.

Net sales in the North America Food segment were unchanged at $197 in the first quarter of 2010 compared to the first quarter of 2009 as the pass-through of lower raw material costs offset an increase of $5 from the impact of foreign currency translation.

Net sales in the European Beverage segment decreased $25 from $339 in the first quarter of 2009 to $314 in the first quarter of 2010, primarily due to the pass-through of lower raw material costs and lower sales unit volumes, partially offset by $15 from the impact of foreign currency translation.

Net sales in the European Food segment increased $15 from $389 in the first quarter of 2009 to $404 in the first quarter of 2010, primarily due to $29 from the impact of foreign currency translation, partially offset by the pass-through of lower raw material costs.

Net sales in the European Specialty Packaging segment increased $10 from $81 in the first quarter of 2009 to $91 in the first quarter of 2010, primarily due to $5 from the impact of foreign currency translation and an increase in sales unit volumes.

 Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, was $1,483 for the first quarter of 2010, an increase of $91 compared to $1,392 for the same period in 2009.  The increase is primarily due to higher sales unit volumes and $68 from the impact of foreign currency translation.

As a result of steel and aluminum price increases in recent years, the Company has implemented significant price increases to many of its customers.  However, there can be no assurance that the Company will be able to fully recover from its customers the impact of any price increases or surcharges.  In addition, if the Company is unable to purchase steel or aluminum for a significant period of time, the Company’s operations would be disrupted.

Depreciation and Amortization

Depreciation and amortization was $44 in the first quarter of 2010 compared to $47 in the prior year period, primarily due to lower capital expenditures in recent years.

Selling and Administrative Expense

Selling and administrative expense was $79 in the first quarter of 2010 compared to $89 for the same period in 2009.  The decrease in 2010 primarily reflects a benefit of $20 from the settlement of a legal dispute unrelated to the Company’s ongoing operations, partially offset by other net increases, including $4 due to foreign currency translation.

Crown Holdings, Inc.

Item 2. Management’s Discussion and Analysis (Continued)

Provision for Restructuring

The provision of $22 in 2010 included $20 related to the closure of a Canadian plant in the Company’s Americas Food segment and $2 for plant maintenance and strip and clean costs from a prior restructuring action.  The charge of $20 included $5 for pension and postretirement plan curtailment charges, $5 for severance costs and $10 for asset writedowns.  The Company expects to incur future additional charges of approximately $17 for pension settlements when the Company receives regulatory approval and settles these obligations.  The total cash cost of the restructuring, including $8 for the settlement of the pension obligation is expected to be $16.  Also, the Company expects to incur future additional charges related to prior restructuring actions in Canada of approximately $33 for pension settlements when the Company receives regulatory approval and settles these obligations and $5 for plant maintenance and strip and clean costs.  The Company expects future cash costs for the settlement of pension obligations related to these prior restructuring actions to be approximately $7.  The Company expects annual savings of approximately $15 when the 2010 actions are fully implemented.

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

Segment income in the Americas Beverage segment increased $16 or 39% from $41 in the first quarter of 2009 to $57 in the first quarter of 2010, primarily due to increased sales unit volume in the U.S. and Brazil.

Segment income in the North America Food segment decreased $2 or 11.1% from $18 in the first quarter of 2009 to $16 in the first quarter of 2010, primarily due to inventory holding gains from 2009 that did not recur in 2010.

Segment income in the European Beverage segment decreased $5 or 8.8% from $57 in the first quarter of 2009 to $52 in the first quarter of 2010, primarily due to inventory holding gains from 2009 that did not recur in 2010, partially offset by $2 from the impact of foreign currency translation.

Segment income in the European Food segment decreased $12 or 23.1% from $52 in the first quarter of 2009 to $40 in the first quarter of 2010.  The decrease in 2010 was primarily due to inventory holding gains  in the first quarter of 2009 that did not recur in 2010, partially offset by $4 from the impact of foreign currency translation.

Segment income in the European Specialty Packaging segment increased $2 from $1 in the first quarter of 2009 to $3 in the first quarter of 2010, primarily due to increased sales unit volumes.

Interest Expense

Interest expense decreased $14 from $61 in the first quarter of 2009 to $47 in the first quarter of 2010 due to $13 from lower average debt outstanding and $2 from lower interest rates, partially offset by an increase of $1 from foreign currency translation.

Taxes on Income

The first quarter of 2010 included net tax charges of $39 on pre-tax income of $106 for an effective rate of 36.8%.  The difference of $2 between pre-tax income at the U.S. statutory rate of 35% or $37, and the tax charge of $39, is primarily explained as follows:  $7 of increase to recognize the tax impact of the new U.S. health care legislation and $9 of increase to the valuation allowance in Canada for the tax benefit of current year losses that are not expected to be realized, partially offset by $7 of decrease for the nontaxable settlement benefit of a legal dispute unrelated to the Company’s ongoing operations and $8 of decrease from lower tax rates in non-U.S. jurisdictions.

Crown Holdings, Inc.

 Item 2. Management’s Discussion and Analysis (Continued)

Under the new U.S. health care legislation, federal subsidies received by the Company related to payments made for retiree prescription drug benefits must be offset against the Company’s deduction for health care expenses beginning in 2013.  In addition to the one-time charge of $7 to adjust the company’s deferred tax assets, the legislation will increase the Company’s annual tax provision by approximately $2 in 2010.

The Company recorded tax expense of $2 in the quarter due to the expiration of a U.S. tax law provision that allowed certain dividends and interest to be paid between affiliated foreign subsidiaries without giving rise to a current tax in the U.S.  If the tax law provision is not reinstated, the Company’s annual tax provision is expected to increase $9 in 2010.

The first quarter of 2009 included net tax charges of $24 on pre-tax income of $92 for an effective rate of 26.1%.  The difference of $8 between the pre-tax income at the U.S. statutory rate of 35% or $32, and the tax charge of $24, was primarily due to benefits from lower tax rates in non-U.S. jurisdictions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased from $23 in the first quarter of 2009 to $26 in the first quarter of 2010, primarily due to increased profits in the Company’s Brazilian operations, partially offset by decreased profits in the Company’s Middle East operations.

Liquidity and Capital Resources

Cash from Operations

Cash used by operating activities increased in the first quarter of 2010 compared to 2009 primarily due to $185 from the change in accounting guidance requiring securitization facilities to be accounted for as secured borrowings, partially offset by lower levels of inventories and accounts payable.

Investing Activities

Cash used by investing activities decreased in the first quarter of 2010 compared to 2009 due to lower capital expenditures of $18 and the receipt of proceeds from the sale of land in the European Food segment of $11 in 2010.  The Company expects its full year capital expenditures to be approximately $300 compared to $180 in 2009, with the difference primarily due to capacity expansion in Asia and Brazil.

Financing Activities

Cash provided by financing activities increased primarily due to an increase in short term debt arising from the change in accounting guidance for securitization and certain factoring activities in 2010.  Other financing activities of $8 in 2010 and $19 in 2009 represent payments received related to the settlement of foreign currency derivatives used to hedge intercompany debt obligations. Funds provided by financing activities are used to fund operating and investing activities.

Liquidity

As of March 31, 2010, the Company had $337 of borrowing capacity available under its revolving credit facility, equal to the total facility of $758 less $351 of borrowings and $70 of outstanding standby letters of credit.

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

Crown Holdings, Inc.

Item 2.  Management’s Discussion and Analysis (Continued)

Contractual Obligations

During the first three months of 2010 there were no material changes to the Company’s contractual obligations reported in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Off Balance Sheet Arrangements

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events.  The guarantees and agreements are further discussed under Note J to the consolidated financial statements.

The Company also utilizes receivables securitization and factoring facilities and derivative financial instruments as further discussed under Note D and Note G, respectively, to the consolidated financial statements.  As discussed in Note D, the Company changed its accounting for its securitization and factoring facilities in 2010 due to new accounting guidance.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note J, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions.  Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company.  Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2009 describe the significant accounting estimates and policies used in the preparation of the  consolidated financial statements.  There have been no significant changes in the Company’s critical accounting policies during the first three months of 2010.

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note I and commitments and contingencies in  Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of  the federal  securities laws.  In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 within Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference.  Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC.  In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices.  The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties.  These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers.  The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company’s use of derivative instruments and their fair values at March 31, 2010, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2010, the Company had approximately $1.3 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 million before tax.

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

The Company is highly leveraged. As a result of its substantial indebtedness, a significant portion of the Company’s cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of March 31, 2010, the Company had approximately $3.2 billion of total indebtedness and total equity of $431 million. The Company’s ratio of earnings to fixed charges was 2.7 times for the fiscal year ended December 31, 2009, and 3.0 times for the three months ended March 31, 2010. The Company’s €150 million of first priority senior secured notes mature on September 1, 2011 and its $758 million senior secured revolving credit facilities mature on May 15, 2011.  The Company’s $350 million and €276 million senior secured term loan facilities mature on November 15, 2012.  The Company’s $200 million of senior notes mature on November 15, 2013, its $600 million of senior notes mature on November 15, 2015 and its $400 million of senior notes mature on May 15, 2017. In addition, at March 31, 2010, the Company had approximately $50 million and €77 million outstanding under its committed $200 million North American and €120 million European securitization facilities which mature in March 2013 and June 2010, respectively.

  The substantial indebtedness of the Company could:

●	make it more difficult for the Company and its subsidiaries to satisfy their obligations, such as the issuers' obligation to purchase senior secured notes tendered as a result of a change in control of the Company;

●	increase the Company's vulnerability to general adverse economic and industry conditions, including rising interest rates;

●	restrict the Company from making strategic acquisitions or exploiting business opportunities;

●	limit the Company's ability to make capital expenditures in order to grow the Company's business or maintain manufacturing plans in good working order and repair;

●	limit, along with the financial and other restrictive covenants under the Company's indebtedness, the Company's ability to obtain additional financing, dispose of assets or pay cash dividends;

●	require the Company to dedicate a substantial portion of its cash flow from operations to service its indebtedness, thereby reducing the availability of its cash flow to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;

●	require the Company to sell assets used in its business;

●	limit the Company's ability to refinance its existing indebtedness, particularly during periods of adverse credit market conditions when refinancing indebtedness may not be available under interest rates and other terms acceptable to the Company or at all;

Crown Holdings, Inc.

●	increase the Company's cost of borrowing;

●	limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

●	place the Company at a competitive disadvantage compared to its competitors that have less debt.

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

As of March 31, 2010, approximately $1.3 billion of the Company’s $3.2 billion of total indebtedness was subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company’s interest expense and reducing funds available for operations or other purposes. The Company’s annual interest expense was $247 million, $302 million and $318 million for 2009, 2008 and 2007, respectively.  Based on the amount of variable rate debt outstanding at December 31, 2009, a 1% increase in variable interest rates would have increased its 2009 annual interest expense by $9 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation.  The actual effect of a 1% increase could be more than $9 million as the Company’s average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2009.  In addition, the cost of the Company’s securitization facilities would also increase with an increase in floating interest rates.  Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect. See “Quantitative and Qualitative Disclosures About Market Risk” in this report.

Notwithstanding the Company’s current indebtedness levels and restrictive covenants, the Company may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

The Company may be able to incur additional debt in the future, including in connection with acquisitions or joint ventures. Although the Company’s senior secured credit facilities and the indentures governing its outstanding secured and unsecured notes contain restrictions on the Company’s ability to incur indebtedness, those restrictions are subject to a number of exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial.  The Company may also consider investments in joint ventures or acquisitions, which may increase the Company’s indebtedness. Moreover, although the Company’s senior secured credit facilities and the indentures governing its outstanding secured and unsecured notes contain restrictions on the Company’s ability to make restricted payments, including the declaration and payment of dividends and the repurchase of the Company’s common stock, the Company is able to make such restricted payments under certain circumstances.   Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that the Company and its subsidiaries now face.

Restrictive covenants in its debt agreements governing the Company’s current and future indebtedness could restrict the Company’s operating flexibility.

The Company’s senior secured credit facilities and the indentures and agreements governing the Company’s outstanding secured and unsecured notes contain affirmative and negative covenants that limit the ability of the Company and its subsidiaries to take certain actions. These restrictions may limit the Company’s ability to operate its businesses and may prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise. The Company’s senior secured credit facilities require the Company to maintain specified financial ratios and satisfy other financial conditions. The Company's senior secured credit facilities and the agreements or indentures governing the Company’s outstanding secured and unsecured notes restrict, among other things and subject to certain exceptions, the ability of the Company and the ability of all or substantially all of its subsidiaries to:

Crown Holdings, Inc.

●	incur additional debt

●	pay dividends or make other distributions, repurchase capital stock, repurchase subordinated debt and make certain investments or loans;

●	create liens and engage in sale and leaseback transactions;

●	create restrictions on the payment of dividends and other amounts to the Company from subsidiaries;

●	make loans, investments and capital expenditures;

●	change accounting treatment and reporting practices;

●	enter into agreements restricting the ability of a subsidiary to pay dividends to, make or repay loans to, transfer property to, or guarantee indebtedness of, the Company or any of its subsidiaries;

●	sell or acquire assets, enter into leaseback transactions and merge or consolidate with or into other companies; and

●	engage in transactions with affiliates.

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

The breach of any of these covenants by the Company or the failure by the Company to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under the Company’s other outstanding debt and could lead to an acceleration of obligations related to other outstanding debt. The ability of the Company to comply with the provisions of the senior secured credit facilities, the agreements or  indentures  governing other  indebtedness it may incur in the future and its outstanding secured and unsecured notes can be affected by events beyond its control and, therefore, it may be unable to meet these ratios and conditions.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the fiscal years ended December 31, 2009, 2008 and 2007 and the three months ended March 31, 2010, the Company derived approximately 72%, 74%, 73% and 71%, respectively, of its consolidated net sales from sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period.  During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company’s expenses and liabilities denominated in foreign currencies.  The Company’s translation and exchange adjustments reduced reported income before tax by $21 million in 2008, $2 million in 2006 and $94 million in 2005, and increased reported income before tax by $2 million in the three months ended March 31, 2010, $6 million in 2009 and $9 million in 2007. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect. For the year-ended December 31, 2009, a $0.10 movement in the U.S. dollar against the Euro (e.g., from 1.40 USD = 1 Euro to 1.30 USD = 1 Euro) would have impacted net income by $12 million.

Crown Holdings, Inc.

The Company’s international operations, which generated approximately 72% of its consolidated net sales in 2009, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company and the risks associated with operating in foreign countries may have a negative impact on the Company’s liquidity and net income. The Company’s international operations generated approximately 72%, 74%, 73% and 71% of its consolidated net sales in 2009, 2008, 2007, and the three months ended March 31, 2010, respectively.  In addition, the business strategy of the Company includes continued expansion of international activities, including within developing markets and areas,  such as Asia, Eastern Europe, the Middle East and South  America that may pose greater risk of political or economic instability.  Approximately 26%, 26% and 24% of the Company’s consolidated net sales in 2009, 2008 and 2007, respectively, were generated outside of the developed markets in Western Europe, the United States and Canada.  The Company’s international operations are subject to various risks associated with operating in foreign countries, including:

●	restrictive trade policies;

●	inconsistent product regulation or policy changes by foreign agencies or governments;

●	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

●	customs, import/export and other trade compliance regulations;

●	foreign exchange rate risks;

●	difficulty in collecting international accounts receivable and potentially longer payment cycles;

●	increased costs in maintaining international manufacturing and marketing efforts;

●	non-tariff barriers and higher duty rates;

●	difficulties associated with expatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

●	difficulties in enforcement of contractual obligations and intellectual property rights;

●	exchange controls;

●	national and regional labor strikes;

●	language and cultural barriers;

●	high social benefit costs for labor, including costs associated with restructurings;

●	civil unrest or political, social, legal and economic instability;

●	product boycotts, including with respect to the products of the Company's multi-national customers;

●	customer, supplier and investor concerns regarding operations in areas such as the Middle East;

●	taking of property by nationalization or expropriation without fair compensation;

●	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

Crown Holdings, Inc.

●	hyperinflation and currency devaluation in certain foreign countries where such currency devaluation could affect the amount of cash generated by operations in those countries and thereby affect the Company's ability to satisfy its obligations; and

●	war, civil disturbance, global or regional catastrophic events, natural disasters, widespread outbreaks of infectious diseases and acts of terrorism.

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

The Company uses various raw materials, such as steel, aluminum, water, natural gas, electricity and other processed energy, in its manufacturing operations. Sufficient quantities of these raw materials may not be available in the future or may be available only at increased prices. The Company's raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The availability of various raw materials and their prices depends on global and local supply and demand forces, governmental regulations (including tariffs), level of production, resource availability, transportation, and other factors.  In particular, in recent years the consolidation of steel suppliers, shortage of raw materials affecting the production of steel and the increased global demand for steel, including in China and other developing countries, have contributed to an overall tighter supply for steel, resulting in increased steel prices and, in some cases, special surcharges and allocated cut backs of products by steel suppliers.  In addition, future steel supply contracts may provide for prices that fluctuate or adjust rather than provide a fixed price during a one-year period.

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2009, consumption of steel and aluminum represented approximately 30% and 33%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. For 2009, the weighted average market price for steel used in packaging increased approximately 26% and the average price of aluminum ingot on the London Metal Exchange decreased approximately 30%.  As a result of raw material price increases, in 2008 and 2009, the Company implemented price increases in most of its steel and aluminum product categories.  As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company’s business may increase as well, including natural gas, electricity and freight-related costs.

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

The ability of the Company’s subsidiaries and joint ventures to pay dividends, make distributions, provide loans or make other payments to the Company may be restricted by applicable state and foreign laws, potentially adverse tax consequences and their agreements, including agreements governing their debt. In addition, the equity interests of the Company’s joint venture partners or other shareholders in its non-wholly owned subsidiaries in any dividend or other distribution made by these entities would need to be satisfied on a proportionate basis with the Company. As a result, the Company may not be able to access their cash flow to service its debt and the Company cannot assure you that the amount of cash and cash flow reflected on the Company’s financial statements will be fully available to the Company.

Crown Holdings, Inc.

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

The Company recorded pre-tax charges of $55 million, $25 million, $29 million, $10 million and $10 million to increase its accrual for asbestos-related liabilities in 2009, 2008, 2007, 2006 and 2005, respectively. As of March 31, 2010, Crown Cork’s accrual for pending and future asbestos-related claims was $226 million. Crown Cork’s accrual includes estimates for probable costs for claims through the year 2019.  Potential estimated additional claims costs of $38 million beyond 2019 have not been included in the Company’s liability, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.  Assumptions underlying the accrual include that claims for exposure to  asbestos that occurred  after the sale of the subsidiary’s insulation business in 1964 would not be entitled to settlement payouts and that the state statutes described under Note I to the consolidated financial statements included in this report are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

Crown Cork made cash payments of $4 million, $26 million, $25 million, $26 million, $26 million and $29 million in the first three months of 2010 and in 2009, 2008, 2007, 2006 and 2005, respectively, for asbestos-related claims. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments and defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork’s reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which the state statutes relating to asbestos liability are upheld and/or applied by the courts, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company’s cash flow and  impair  its  ability  to  satisfy  its  obligations.  As a result of the uncertainties regarding its  asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future.  Further information regarding Crown Cork’s asbestos-related liabilities is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Liquidity and Capital Resources” and under Note K to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The Company has significant pension plan obligations worldwide and significant unfunded  postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2009, 2008, 2007, 2006 and 2005, the Company contributed $74 million, $71 million, $65 million, $90 million and $401 million, respectively, to its pension plans and currently anticipates its 2010 funding to be approximately $75 million (including $15 million contributed as of March 31, 2010, and $60 million expected to be contributed in the remainder of 2010). Pension expense in 2010 is expected to decrease to approximately $115 million from $130 million in 2009.  A 0.25% change in the 2010 expected rate of return assumptions would change 2010 pension expense by approximately $9 million. A 0.25% change in the discount rates assumptions as of December 31, 2009 would change 2010 pension expense by approximately $5 million.  The Company may be required to accelerate the timing of its contributions under its pension plans.  The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income.

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

The Company’s U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. In addition, as of December 31, 2009, the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $511 million, based on assumptions set forth under Note V to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

Acquisitions or investments that the Company may pursue could be unsuccessful, consume significant resources and require the incurrence of additional indebtedness.

The Company may pursue acquisitions of companies and investments that complement its existing businesses. These acquisitions and investments may involve significant cash expenditures, debt incurrence (including the incurrence of additional indebtedness under the Company’s revolving credit facilities or other secured or unsecured debt), operating losses and expenses that could have a material effect on the Company’s financial condition and operating results.

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

Acquisitions involve numerous other risks, including:

●	diversion of management time and attention;

Crown Holdings, Inc.

●	failures to identify material problems and liabilities of acquisition targets or to obtain sufficient indemnification rights to fully offset possible liabilities related to the acquired businesses;

●	difficulties integrating the operations, technologies and personnel of the acquired businesses;

●	inefficiencies and complexities that may arise due to unfamiliarity with new assets, businesses or markets;

●	disruptions to the Company's ongoing business;

●	inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings;

●	the inability to obtain required financing for the new acquisition or investment opportunities and the Company's existing business;

●	potential loss of key employees, contractual relationships, suppliers or customers of the acquired businesses or of the Company; and

●	inability to obtain required regulatory approvals.

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

The Company is subject to competition from substitute products and decreases in demand for its products , which could result in lower profits and reduced cash flows.

The Company is subject to substantial competition from producers of alternative packaging made from glass, cardboard, flexible materials and plastic.  The Company’s sales depend heavily on the volumes of sales by the Company’s customers in the food and beverage markets. Changes in preferences for products and packaging by consumers of prepackaged food and beverage cans can significantly influence the Company’s sales. Changes in packaging by the Company’s customers may require the Company to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company.  For example, increases in the price of aluminum and steel and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers or increases in the price of steel may increase substitution of aluminum packaging for aerosol products. Moreover, due to its high percentage of fixed costs, the Company may be unable to maintain its gross margin at past levels if it is not able to achieve high capacity utilization rates for its production equipment. In periods of low world-wide demand for its products, the Company experiences relatively low capacity utilization rates in its operations, which can lead to reduced margins during that period and can have an adverse effect on the Company’s business.

Crown Holdings, Inc.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company’s operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, the use of chemicals in the Company’s products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental requirements affecting the Company’s operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, which is used in the lining of food and beverage cans. Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials and confirmed in a January 2010 update that studies employing standardized toxicity tests have supported the safety of current low levels of human exposure to bisphenol-A, the FDA in that January 2010 update noted that exposure to the chemical is of “some concern” for infants and children and more research was needed, and further suggested reasonable steps to reduce exposure to bisphenol-A. The U.S. EPA recently issued an action plan for bisphenol-A, which includes, among other things, consideration of whether to add bisphenol-A to the chemical concern list on the basis of potential environmental effects and use of the EPA’s Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Moreover, certain U.S. Congressional bodies, states and municipalities, as well as certain foreign nations, have either proposed or already passed legislation banning the use of bisphenol-A in certain products or requiring warnings regarding bisphenol-A. Further, the U.S. or additional international, federal, state or other regulatory authorities could prohibit the use of bisphenol-A in the future. In addition, recent public reports and allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company’s products and adversely impact sales or otherwise disrupt the Company’s business. While the Company is exploring various alternatives to the use of bisphenol-A, there can be no assurance the Company will be successful in its efforts or that the alternative will not be more costly to the Company.

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

A number of governmental authorities both in the U.S. and abroad also have enacted, or are considering, legal requirements relating to product stewardship, including mandating recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company’s products, and/or increase its costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Environmental Matters” in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Crown Holdings, Inc.

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

A number of governmental authorities both in the U.S. and abroad also have enacted, or are considering, legal requirements relating to product stewardship, including mandating recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company’s products, and/or increase its costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position—Environmental Matters” in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The Company has written down a significant amount of goodwill, and a further write down of goodwill would result in lower reported net income and a reduction of its net worth.

During 2007, the Company recorded a charge of $103 million to write down the value of goodwill in its European Closures reporting unit due to a decrease in projected operating results. Further impairment of the Company’s goodwill would require additional write down of goodwill, which would reduce the Company’s net income in the period of any such write down. At March 31, 2010, the carrying value of the Company’s goodwill was approximately $2 billion.  The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

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

A portion of the Company’s operations, including certain joint venture beverage can operations in Asia, the Middle East and South America, is conducted through certain joint ventures. The Company participates in these ventures with third parties.  In the event that the Company’s joint venture partners do not observe their obligations, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that the Company would have to increase its level of commitment to the joint venture.

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

●
downturns in the business or financial condition of any of the Company’s key customers or suppliers, potentially resulting in customers’ inability to pay the Company’s invoices as they become due or at all;

●	potential losses associated with hedging activity by the Company for the benefit of the Company’s customers, or cost impacts of changing suppliers;

Crown Holdings, Inc.

●	a fall in the fair value of the Company’s pension assets, potentially requiring the Company to make significant additional contributions to its pension plans to meet prescribed funding levels;

●
the deterioration of any of the lending parties under the Company’s revolving credit facility or the creditworthiness of the counterparties to the Company’s derivative transactions, which could result in such parties failure to satisfy their obligations under their arrangements with the Company;

●	noncompliance with the covenants under the Company’s indebtedness as a result of a weakening of the Company’s financial position or results of operations; and

●	the lack of currently available funding sources, which could have a negative impact upon the liquidity of the Company as well as that of its customers and suppliers.

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

Changes in accounting standards, taxation requirements and other law could negatively affect the Company’s financial results.

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

Crown Holdings, Inc.

The Company may experience significant negative effects to its business as a result of new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of certain types of beverages.

Public health officials and government officials have become increasingly concerned about the public health consequences associated with over-consumption of certain types of beverages, such as sugar beverages and including those sold by certain of our significant customers. Possible new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of these beverages may significantly reduce demand for the beverages of the Company’s customers, which could in turn affect demand of the Company’s customers for the Company’s products. For example, in 2009 some members of the U.S. Congress raised the possibility of a federal tax on the sale of certain sugar beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters. Some state governments are also considering similar taxes. If enacted, such taxes could materially affect the Company’s business and financial results.

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

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the quarter ended March 31, 2010.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding common stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors.  This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares.  The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion.  The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and for other general corporate purposes.  As of March 31, 2010, $467 million of shares may yet be repurchased under this authorization.

Crown Holdings, Inc.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	10.1	Receivables Purchase Agreement, dated as of March 9, 2010, Among Crown Cork & Seal Receivables (DE) Corporation, as the seller, Crown Cork & Seal USA, Inc., as the servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as administrative agent, and the conduit purchasers, alternate purchasers, facility agents party thereto from time to time.

	10.2	Parent Undertaking Agreement, dated as of March 9, 2010, made by Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc. in favor of the purchasers, the facility agents and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as administrative agent.

	10.3	Third Amended and Reststated Receivables Sale Agreement, dated as of March 9, 2010, among Crown Cork and Seal USA, Inc., as a seller and the servicer, CROWN Metal packaging Canada LP, as a seller, and Crown Cork & Seal Receivables (DE) Corporation, as the buyer.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Timothy J. Donahue, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:    /s/ Kevin C. Clothier
Kevin C. Clothier
                      Vice President and Corporate Controller

Date:  May 10, 2010