Form 10-Q
period 2010-06-30
CROWN HOLDINGS INC
filed 2010-08-06
CIK 1219601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

There were 162,150,980 shares of Common Stock outstanding as of July 30, 2010.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

Three months ended June 30	2010	2009

Net sales	$2,010	$2,055

Cost of products sold, excluding depreciation and amortization	1,631	1,676
Depreciation and amortization	44	46

Gross profit	335	333

Selling and administrative expense	95	90
Provision for restructuring	2	1
Asset impairments and sales	(6)	(1)
Interest expense	45	62
Interest income	(2)	(1)

Income before income taxes and equity earnings	201	182
Provision for income taxes	57	44
Equity earnings in affiliates		1

Net income	144	139
Net income attributable to noncontrolling interests	(32)	(34)

Net income attributable to Crown Holdings	$112	$105

Earnings per share attributable to Crown Holdings common shareholders:
Basic	$0.70	$0.66

Diluted	$0.69	$0.65

Weighted average common shares outstanding:
Basic	160,961,879	158,920,842
Diluted	163,292,749	161,728,278

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

Six months ended June 30	2010	2009

Net sales	$3,787	$3,739

Cost of products sold, excluding depreciation and amortization	3,114	3,068
Depreciation and amortization	88	93

Gross profit	585	578

Selling and administrative expense	174	179
Provision for restructuring	24	2
Asset impairments and sales	(7)	(1)
Interest expense	92	123
Interest income	(3)	(3)
Translation and foreign exchange	(2)	4

Income before income taxes and equity earnings	307	274
Provision for income taxes	96	68
Equity loss in affiliates		(4)

Net income	211	202
Net income attributable to noncontrolling interests	(58)	(57)

Net income attributable to Crown Holdings	$153	$145

Earnings per share attributable to Crown Holdings common shareholders:
Basic	$0.95	$0.91

Diluted	$0.94	$0.90

Weighted average common shares outstanding:
Basic	160,839,086	158,707,472
Diluted	163,197,094	161,508,765

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)

(In millions)

(Unaudited)

	June 30, 2010	December 31, 2009

Assets
Current assets
Cash and cash equivalents	$412	$459
Receivables, net	1,095	714
Inventories	1,076	960
Prepaid expenses and other current assets	122	109

Total current assets	2,705	2,242

Goodwill	1,884	2,050
Property, plant and equipment, net	1,418	1,509
Other non-current assets	694	731

Total	$6,701	$6,532

Liabilities and equity
Current liabilities
Short-term debt	$234	$30
Current maturities of long-term debt	38	29
Accounts payable and accrued liabilities	1,819	1,866

Total current liabilities	2,091	1,925

Long-term debt, excluding current maturities	2,707	2,739
Postretirement and pension liabilities	1,000	1,037
Other non-current liabilities	425	448
Commitments and contingent liabilities (Note K)

Noncontrolling interests	373	389
Crown Holdings shareholders’ equity/(deficit)	105	(6)

Total equity	478	383

Total	$6,701	$6,532

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

(In millions)

(Unaudited)

Six months ended June 30	2010	2009

Cash flows from operating activities
Net income	$211	$202
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	88	93
Provision for restructuring	24	2
Asset impairments and sales	(7)	(1)
Pension expense	57	62
Pension contributions	(28)	(31)
Stock-based compensation	15	9
Changes in assets and liabilities:
Receivables	(466)	(195)
Inventories	(188)	(214)
Accounts payable and accrued liabilities	66	(108)
Other, net	34	18

Net cash used for operating activities	(194)	(163)

Cash flows from investing activities
Capital expenditures	(104)	(75)
Proceeds from sale of property, plant and equipment	16	1
Other	3	(4)

Net cash used for investing activities	(85)	(78)

Cash flows from financing activities
Proceeds from long-term debt	47	396
Payments of long-term debt	(426)	(6)
Net change in revolving credit facility and short-term debt	679	(15)
Common stock issued	4	4
Common stock repurchased	(5)	(4)
Dividends paid to noncontrolling interests	(49)	(27)
Other	6	(4)

Net cash provided by financing activities	256	344

Effect of exchange rate changes on cash and cash equivalents	(24)	7

Net change in cash and cash equivalents	(47)	110

Cash and cash equivalents at January 1	459	596

Cash and cash equivalents at June 30	$412	$706

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(In millions) (Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Noncontrolling Interests	Total

Balance at January 1, 2009	$929	$1,510	($428)	($2,195)	($133)	($317)	$353	$36

Comprehensive income:
Net income			145			145	57	202
Translation adjustments				78		78	1	79
Amortization of net loss and prior service cost included in pension and postretirement cost				31		31		31
Derivatives qualifying as hedges				32		32		32

Total comprehensive income						286	58	344

Dividends paid							(27)	(27)
Restricted stock awarded		(3)			3
Stock-based compensation		9				9		9
Common stock issued – benefit plans		2			2	4		4
Common stock repurchased		(3)			(1)	(4)		(4)
Acquisition of business							2	2

Balance at June 30, 2009	$929	$1,515	($283)	($2,054)	($129)	($22)	$386	$364

Balance at January 1, 2010	$929	$1,536	($94)	($2,255)	($122)	($6)	$389	$383

Comprehensive income:
Net income			153			153	58	211
Translation adjustments				(74)		(74)	(14)	(88)
Amortization of net loss and prior service cost included in pension and postretirement cost				36		36		36
Derivatives qualifying as hedges				(18)		(18)	(2)	(20)

Total comprehensive income						97	42	139

Dividends paid							(49)	(49)
Restricted stock awarded		(3)			3
Stock-based compensation		15				15		15
Common stock issued – benefit plans		2			2	4		4
Common stock repurchased		(4)			(1)	(5)		(5)
Sale of business							(9)	(9)

Balance at June 30, 2010	$929	$1,546	$59	($2,311)	($118)	$105	$373	$478

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share and statistical data)

(Unaudited)

A. Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of June 30, 2010 and the results of its operations for the three and six month periods ended June 30, 2010 and 2009 and of its cash flows for the six months ended June 30, 2010 and 2009. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

B. Recent Accounting and Reporting Pronouncements

Effective January 1, 2010, the Company adopted the FASB’s amended guidance on transfers of financial assets. The guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting and clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale. As a result of adopting the guidance, the Company’s current receivables securitization and certain factoring facilities are now accounted for as secured borrowings. The impact of adopting the new guidance on the Company’s Consolidated Balance Sheet was to increase both the Company’s receivables and short-term debt as of June 30, 2010 by $215. The impact of adopting the new guidance on the Company’s Consolidated Statement of Cash Flows was to both increase net cash used for operating activities and net cash provided by financing activities by $215 for the six months ended June 30, 2010. The adoption of the guidance did not materially impact the Company’s results of operations. In accordance with the guidance, prior period amounts have not been restated. See Note D for additional information.

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

The FASB provided guidance that requires new disclosures about fair value measurements and clarifies existing disclosure requirements. The new disclosures include (1) transfers in and out of level 1 and level 2 fair value measurements and (2) a gross presentation of activities within level 3 fair value measurements. The clarifications to existing disclosures include a requirement to provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity is also required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in either level 2 or level 3. The disclosures were required beginning with our quarter ended March 31, 2010 except for the

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

requirement to disclose gross presentation of activities within level 3, which is not effective until the first quarter of 2011. The disclosure requirement for transfers in and out of level 1 and level 2 had no impact on the Company. The requirement to disclose gross presentation of activities within level 3 is expected to affect only the Company’s level 3 pension assets. See Note F for additional information.

C. Stock-Based Compensation

During the first six months of 2010, the Company awarded 373,149 shares of restricted stock to certain senior executives, including 143,525 shares with time-vesting requirements and 229,624 shares with a market performance feature. The time-vested awards vest ratably over three years and had a grant-date fair value of $26.80 per share. The performance shares vest at the end of three years based on the results of a market performance criterion. The number of performance shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares awarded, and will be settled in stock. The estimated fair value of each performance share was calculated as $36.25 using a Monte Carlo valuation model. During the first six months of 2010, 246,693 shares of previously issued service-based awards and 136,003 shares of previously issued performance-based shares vested. The weighted average fair value of these shares on the vesting date was $26.10 per share. Also during the first six months of 2010, 108,177 performance-based shares were issued because the Company exceeded the target level of performance shares established on the original date of the related awards by approximately 80%. These shares were issued without restriction.

As of June 30, 2010, outstanding stock options included 5,368,808 shares that were fully vested or expected to vest of which 3,562,857 were exercisable. The weighted average exercise price of the options that were fully vested or expected to vest was $16.71, the aggregate intrinsic value was $45, and the weighted average remaining contractual life was 5.0 years. The weighted average exercise price of options that were currently exercisable was $13.27, the aggregate intrinsic value was $42, and the weighted average remaining contractual life was 4.2 years.

At June 30, 2010, unrecognized compensation cost related to unvested stock options and restricted stock was $13 and $8, respectively. The weighted average period over which the expense is expected to be recognized is 2.7 years for stock options and 1.4 years for restricted stock.

The Company received cash proceeds of $1 from the exercise of stock options in each of the second quarters of 2010 and 2009 and $3 and $4 in the first six months of 2010 and 2009, respectively.

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

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

The Company’s continuing involvement in factored receivables accounted for as sales is limited to servicing the receivables. The Company receives adequate compensation for servicing the receivables; therefore, no servicing asset or liability was recorded.

At June 30, 2010, included in the Company’s Consolidated Balance Sheet were $215 of receivables that were securitized or factored and $215 of associated liabilities. In addition, at June 30, 2010, the Company derecognized receivables of $109 related to factoring arrangements accounted for as sales. At December 31, 2009, receivables of $392 securitized or factored under the Company’s facilities were accounted for as sales and reflected as a reduction of receivables in the Company’s Consolidated Balance Sheet.

For the three and six month periods ended June 30, 2010, the Company recorded expenses related to securitization and factoring facilities of $3 and $4 as interest expense. For the three and six month periods ended June 30, 2009, the Company recorded expenses related to securitization and factoring facilities of $1 and $2 as interest expense.

Collections from customers on securitized or factored receivables and related fees and costs are included in operating activities in the Consolidated Statements of Cash Flows. Proceeds and repayments from issuances of ownership interests in the consolidated entity that buys and sells the Company’s receivables under its securitization facilities as well as amounts received from factors for transactions that do not qualify for sale accounting are included in financing activities in the Consolidated Statements of Cash Flows.

E. Inventories

Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the average cost method.

	June 30, 2010	December 31, 2009

Finished goods	$465	$368
Work in process	135	102
Raw materials and supplies	476	490

	$1,076	$960

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

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, respectively.

			Fair value at reporting date using
	June 30, 2010	Dec. 31, 2009	Level 1		Level 2
			2010	2009	2010	2009
Assets
Derivative instruments:
Foreign exchange	$27	$14			$27	$14
Commodities	18	31	$18	$31

Total	$45	$45	$18	$31	$27	$14

Liabilities
Derivative instruments:
Cross-currency swaps	$8	$49			$8	$49
Foreign exchange	34	17			34	17
Commodities	13	1	$13	$1

Total	$55	$67	$13	$1	$42	$66

The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities measured at fair value and their placement within the fair value hierarchy.

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

For derivative financial instruments accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the manner in which effectiveness will be assessed. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value or cash flows of the related underlying exposures. Any ineffective portion of the change in fair value of the instruments is recognized immediately in earnings.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2010 mature between one and thirty months.

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

The Company uses commodity forwards to hedge anticipated purchases of various commodities, including aluminum, fuel oil and natural gas. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit. The aggregate U.S. dollar-equivalent notional value of commodity contracts designated as cash flow hedges at June 30, 2010 and December 31, 2009 was $284 and $167.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign-currency-denominated sales or purchases. The Company manages these risks at the operating unit level. Often the hedging of foreign currency risk is performed in concert with related commodity price hedges. The aggregate U.S. dollar-equivalent notional value of foreign exchange contracts designated as cash flow hedges at June 30, 2010 and December 31, 2009 was $549 and $283.

The following table sets forth financial information about the impact on Accumulated Other Comprehensive Income (“AOCI”) and earnings from changes in fair value related to derivative instruments accounted for as cash flow hedges.

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassified from AOCI into earnings
Derivatives in cash flow hedges	Quarter Ended 6/30/2010	Six Months Ended 6/30/2010	Quarter Ended 6/30/2010	Six Months Ended 6/30/2010

Cross-currency swap	$22	$39	$24	$41	(1)
Foreign exchange contracts	3	5	2	3	(2)
Commodity contracts	(24)	(14)	4	6	(3)

Total	$1	$30	$30	$50

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassified from AOCI into earnings
Derivatives in cash flow hedges	Quarter Ended 6/30/2009	Six Months Ended 6/30/2009	Quarter Ended 6/30/2009	Six Months Ended 6/30/2009

Cross-currency swap	($31)	($2)	($29)	$2	(4)
Foreign exchange contracts	12	6	5	3	(5)
Commodity contracts	16	(2)	(15)	(35	)(6)

Total	($3)	$2	($39)	($30)

(1)	Within the Statement of Operations for the six months ended June 30, 2010, $41 was credited to translation and foreign exchange. During the three months ended June 30, 2010, $24 was credited to translation and foreign exchange.
(2)	Within the Statement of Operations for the six months ended June 30, 2010, $2 was credited to net sales and $1 was credited to cost of goods sold. During the three months ended June 30, 2010, $2 was credited to cost of goods sold.
(3)	Within the Statement of Operations for the six months ended June 30, 2010, $6 was credited to cost of goods sold. During the three months ended June 30, 2010, $4 was credited to cost of goods sold.
(4)	Within the Statement of Operations for the six months ended June 30, 2009, $4 was charged to translation and foreign exchange and $6 was credited to interest expense. During the three months ended June 30, 2009, $34 was charged to translation and foreign exchange and $5 was credited to interest expense.
(5)	Within the Statement of Operations for the six months ended June 30, 2009, $2 was charged to net sales and $5 was credited to cost of products sold. During the three months ended June 30, 2009, $2 was credited to net sales and $3 was credited to cost of products sold.
(6)	Within the Statement of Operations for the six months ended June 30, 2009, $50 was charged to cost of products sold and $15 credited to income tax expense. During the three months ended June 30, 2009, $30 was charged to cost of products sold and $15 credited to income tax expense.

During the twelve months ending June 30, 2011, a net gain of $1 ($1, net of tax) is expected to be reclassified to earnings. The actual amount that will be reclassified may differ from this amount due to changing market conditions. No amounts were reclassified during the three and six months ended June 30, 2010 and 2009 in connection with anticipated transactions that were no longer considered probable and the ineffective portion recorded in earnings was less than $1.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items. Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three and six months ended June 30, 2010. The U.S. dollar-equivalent notional value of foreign exchange contracts designated as fair value hedges at June 30, 2010 and December 31, 2009 was $292 and $114.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated or did not qualify for hedge accounting; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes in remeasurement of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments. The aggregate U.S dollar-equivalent notional value of these contracts at June 30, 2010 and December 31, 2009 was $695 and $575.

The impact on earnings of foreign exchange contracts designated as fair value hedges was losses of $6 and $8 for the three and six months ended June 30, 2010 and $35 and $26 for the three and six months ended June 30, 2009. The impact on earnings of foreign exchange contracts not designated as hedges were gains of $8 and $25 for the three and six months ended June 30, 2010 and a loss of $21 for each of the three and six months ended June 30, 2009. These items were reported as translation and foreign exchange and were offset by changes in the fair value of the related hedged items.

The fair values of outstanding derivative instruments in the Consolidated Balance Sheet at June 30, 2010 and December 31, 2009 were:

Assets	June 30, 2010		December 31, 2009
Derivatives designated as hedges:
Foreign exchange	$23	(4)	$4	(4)
Commodities	18	(5)	31	(5)
Derivatives not designated as hedges:
Foreign exchange	4	(4)	10	(4)

Total	$45		$45

Liabilities
Derivatives designated as hedges:
Cross-currency swaps	$8	(6)	$49	(6)
Foreign exchange	20	(6)	4	(6)
Commodities	13	(7)	1	(6)
Derivatives not designated as hedges:
Foreign exchange	14	(6)	13	(6)

Total	$55		$67

(4)	Reported in other current assets.
(5)	$8 and $14 reported in other current assets in 2010 and 2009 and $10 and $17 reported in other non- current assets in 2010 and 2009.
(6)	Reported in accounts payable and accrued liabilities.
(7)	$9 reported in accounts payable and accrued liabilities and $4 reported in other non-current liabilities.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

H. Restructuring

The components of the outstanding restructuring reserve and movements within these components during the six months ended June 30, 2010 and 2009, respectively, were as follows:

	Termination benefits	Other exit costs	Asset writedowns	Total
Balance at January 1, 2009	$11	$1		$12
Provision		2		2
Payments	(6)	(2)		(8)

Balance at June 30, 2009	$5	$1		$6

Balance at January 1, 2010	$25	$0	$0	$25
Provision	10	4	10	24
Payments	(11)	(4)		(15)
Reclassify to other accounts	(5)		(10)	(15)
Other	(1)			(1)

Balance at June 30, 2010	$18	$0	$0	$18

The provision of $24 in 2010 included $10 for asset writedowns, $5 for pension and postretirement plan curtailment charges and $5 for severance costs related to the closure of a Canadian plant in the Company’s Americas Food segment and $4 for strip and clean costs from prior restructuring actions.

The Company expects to incur future additional charges of approximately $21 related to the closure of the Canadian plant including $17 for pension settlements when the Company receives regulatory approval and settles these obligations. The Company expects the total cash cost of the closure to be $16 including $8 for the pension settlement. In addition, the Company expects to incur future additional charges related to prior restructuring actions in Canada of approximately $38 including $33 for pension settlements when the Company receives regulatory approval and settles these obligations and $5 for strip and clean costs. The Company expects the total cash cost of these prior restructuring actions to be $12 including $7 for the pension settlement.

The provision of $1 and $2 for the second quarter and first six months of 2009 related to maintenance and closing costs for a Canadian food can plant that ceased operations in 2008.

I. Debt

In June 2010, the Company amended its existing senior secured credit facilities to extend the maturity date of its revolving facilities and increase from $800 to $1,200 the aggregate principal amount available thereunder. The Company’s amended senior secured credit facilities now include new revolving facilities that mature on June 15, 2015 as well as the existing term loan facilities, that mature on November 15, 2012. The new revolving credit facilities are subject to a pricing grid and have an initial pricing of 2.25% above Libor or Euribor, respectively.

Lenders under the new senior secured revolving credit facilities include certain lenders under the existing senior secured revolving credit facilities who elected to convert their commitments under the existing senior secured revolving credit facilities into commitments under the new senior secured revolving credit facilities, as well as new lenders. To the extent that lenders under the existing senior secured revolving credit facilities did not participate as lenders under the new senior secured revolving credit facilities, the existing senior secured revolving credit facilities remain outstanding, subject to their maturity on May 15, 2011. The available capacity under the existing revolving facilities now consists of $194. Prior to maturity of the existing revolving facilities, borrowings under the existing revolving facilities and the new revolving facilities are limited to $1,200 in the aggregate.

At June 30, 2010 the Company had borrowings of $562 under its revolving credit facilities. The Company used borrowings under the new revolving facilities to repay $200 of the Company’s existing U.S. dollar term loan facility and the equivalent of $200 of the Company’s existing euro term loan facility.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

The Company’s outstanding debt at June 30, 2010 and December 31, 2009 was as follows.

	2010	2009

Short-term debt	$234	$30

Long-term debt
Revolving credit facility borrowings	$562	$113
Senior secured notes:
Euro (€150 at June 30, 2010) 6.25% first priority due 2011	183	229
First priority term loans:
U.S. dollar at LIBOR plus 1.75% due 2012	150	350
Euro (€111 at June 30, 2010) at EURIBOR plus 1.75% due 2012	136	394
Senior notes and debentures:
U.S. dollar 7.625% due 2013	200	200
U.S. dollar 7.75% due 2015	600	600
U.S. dollar 7.625% due 2017	400	400
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	113	82
Unamortized discounts	(13)	(14)

Total long-term debt	2,745	2,768
Less: current maturities	(38)	(29)

Total long-term debt, less current maturities	$2,707	$2,739

See Note O for subsequent events.

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

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

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

At December 31, 2009. the Company had 50,000 claims outstanding. Of these claims, approximately 15,000 relate to claimants alleging first exposure to asbestos after 1964 and 35,000 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 12,000 were filed in Texas, 2,000 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 15,000 were filed in other states. Historically (1977-2009), Crown Cork estimates that approximately one-quarter of all asbestos-related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964.

With respect to claimants alleging first exposure to asbestos before or during 1964, the Company does not include in its accrual any amounts for settlements in states where the Company’s liability is limited by statute.

With respect to post-1964 claims, regardless of the existence of asbestos legislation, the Company does not include in its accrual any amounts for settlements because of increased difficulty of establishing identification of relevant insulation products as the cause of injury. Given our settlement experience with post-1964 claims, we do not believe that an adverse ruling in the Texas or Pennsylvania asbestos litigation cases, or in any other state that has enacted asbestos legislation, would have a material adverse impact on the Company with respect to such claims.

Of the approximately 50,000 claims outstanding at the end of 2009, 2008 and 2007 approximately 16%, 15% and 15%, respectively, relate to claims alleging serious diseases (primarily mesothelioma and other malignancies).

During the six months ended June 30, 2010, Crown Cork received approximately 1,100 new claims, settled or dismissed approximately 500 claims for a total of $4, and had approximately 50,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods. The outstanding claims at June 30, 2010 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. The outstanding claims at June 30, 2010 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

As of June 30, 2010, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $222, including $169 for unasserted claims and $1 for committed settlements that will be paid over time. The Company’s accrual includes estimates for probable costs for claims through the year 2019. Potential estimated additional claims costs of $38 beyond 2019 have not been included in the Company’s accrual, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions where claims are not yet filed, or asserted, against us. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2010.

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

The Company is subject to antitrust investigations in Europe. In July 2010, the Spanish National Antitrust Commission issued a Statement of Facts (Pliego de Concreción de Hechos) alleging that Crown European Holdings SA, a wholly-owned subsidiary of the Company, and one of its subsidiaries violated Spanish and European competition law by coordinating certain commercial terms and exchanging information with competitors in Spain. The Statement of Facts does not constitute a decision on the merits and is subject to a reply by the Company. If the Antitrust Commission finds that the Company’s subsidiaries violated competition law, the Antitrust Commission has the authority to levy fines. Also in July 2010, a subsidiary of the Company became aware of an investigation by the Netherlands Competition Authority in relation to competition law matters. No allegations have been made at this stage by the Dutch authorities. The Company believes that the allegations in Spain are without merit and intends to defend its position vigorously. However, the Company is unable to predict the ultimate outcome of the foregoing or their impact on the Company.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

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

At June 30, 2010, the Company had certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $17. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At June 30, 2010, the Company also had guarantees of $31 related to the residual values of leased assets.

L. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the periods ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income attributable to Crown Holdings	$112	$105	$153	$145

Weighted average shares outstanding:
Basic	161.0	158.9	160.8	158.7
Add: dilutive stock options and restricted stock	2.3	2.8	2.4	2.8

Diluted	163.3	161.7	163.2	161.5

Basic earnings per share	$0.70	$0.66	$0.95	$0.91

Diluted earnings per share	$0.69	$0.65	$0.94	$0.90

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 3.2 million shares and 3.3 million shares for the three and six months ended June 30, 2010 and 3.4 million shares and 4.1 million shares for the same periods in 2009 because the effect would have been antidilutive.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

M. Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits – U.S. Plans	2010	2009	2010	2009

Service cost	$2	$2	$4	$4
Interest cost	18	20	36	40
Expected return on plan assets	(20)	(17)	(40)	(35)
Recognized prior service cost			1	1
Recognized net loss	17	19	34	39

Net periodic cost	$17	$24	$35	$49

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits – Non-U.S. Plans	2010	2009	2010	2009

Service cost	$6	$4	$13	$9
Interest cost	37	36	76	70
Expected return on plan assets	(43)	(40)	(88)	(77)
Recognized prior service cost	(1)	(2)	(2)	(3)
Recognized net loss	12	8	23	14

Net periodic cost	$11	$6	$22	$13

	Three Months Ended June 30		Six Months Ended June 30
Other Postretirement Benefits	2010	2009	2010	2009

Service cost	$2	$2	$4	$4
Interest cost	8	8	15	15
Recognized prior service credit	(6)	(5)	(11)	(11)
Recognized net loss	3	1	5	4

Net periodic cost	$7	$6	$13	$12

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

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

The tables below present information about operating segments for the three and six months ended June 30, 2010 and 2009:

	External Sales		External Sales
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Americas Beverage	$549	$478	$1,029	$887
North America Food	214	250	411	447
European Beverage	439	453	753	792
European Food	421	466	825	855
European Specialty Packaging	97	108	188	189

Total reportable segments	1,720	1,755	3,206	3,170

Non-reportable segments	290	300	581	569

Total	$2,010	$2,055	$3,787	$3,739

	Segment Income		Segment Income
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Americas Beverage	$73	$62	$130	$103
North America Food	33	29	49	47
European Beverage	75	88	127	145
European Food	59	71	99	123
European Specialty Packaging	8	8	11	9

Total reportable segments	$248	$258	$416	$427

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three and six months ended June 30, 2010 and 2009 follows:

	Segment Income		Segment Income
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Segment income of reportable segments	$248	$258	$416	$427
Segment income of non-reportable segments	47	46	92	88
Corporate and unallocated items	(55)	(61)	(97)	(116)
Provision for restructuring	(2)	(1)	(24)	(2)
Asset impairments and sales	6	1	7	1
Interest expense	(45)	(62)	(92)	(123)
Interest income	2	1	3	3
Translation and foreign exchange			2	(4)

Income before income taxes and equity earnings	$201	$182	$307	$274

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

O. Subsequent Events

In July 2010, the Company sold €500 principal amount of 7.125% senior unsecured notes due 2018. The notes were issued at par by Crown European Holdings SA (the “Issuer”). The notes are senior obligations of the Issuer and will be unconditionally guaranteed on a senior basis by the Company and certain of its subsidiaries. The Company has notified the holders of its senior notes due 2013 that it will redeem all of the $200 outstanding 7.625% senior notes due 2013 in August 2010. In August 2010, the Company commenced a tender offer for any and all of the €150 outstanding 6.25% first priority senior secured notes due 2011.

In August 2010, the Company entered into an agreement with Citigroup Global Markets, Inc. to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 3,182,461 shares, currently estimated to be approximately 90 percent of the shares to be repurchased, from Citigroup for $100. The final number of shares to be repurchased and the aggregate cost to the Company will be based on the Company’s volume-weighted average stock price during the term of the transaction, which the Company expects to be completed during the fourth quarter of 2010. At termination of the transaction, the Company may receive additional shares or may be required to pay a price adjustment based on the volume-weighted average stock price. The Company may elect to settle the price adjustment, if any, in shares or in cash.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share and statistical data)

(Unaudited)

P. Condensed Combining Financial Information

Crown European Holdings SA (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), and substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:

•	statements of operations for the three and six months ended June 30, 2010 and 2009,

•	balance sheets as of June 30, 2010 and December 31, 2009, and

•	statements of cash flows for the six months ended June 30, 2010 and 2009 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,161	$849		$2,010
Cost of products sold, excluding depreciation and amortization		$(4)	956	679		1,631
Depreciation and amortization			23	21		44

Gross profit		4	182	149		335

Selling and administrative expense		(1)	69	27		95
Provision for restructuring			2			2
Asset impairments and sales		1	(1)	(6)		(6)
Net interest expense		6	35	2		43
Technology royalty			(9)	9

Income/(loss) before income taxes		(2)	86	117		201
Provision for income taxes			35	22		57
Equity earnings in affiliates	$112	75	61		$(248)

Net income	112	73	112	95	(248)	144
Net income attributable to noncontrolling interests				(32)		(32)

Net income attributable to Crown Holdings	$112	$73	$112	$63	$(248)	$112

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,189	$866		$2,055
Cost of products sold, excluding depreciation and amortization		$(2)	983	695		1,676
Depreciation and amortization			25	21		46

Gross profit		2	181	150		333

Selling and administrative expense		(1)	68	23		90
Provision for restructuring			1			1
Asset impairments and sales			(1)			(1)
Net interest expense		6	50	5		61
Technology royalty			(10)	10
Translation and foreign exchange		4	(3)	(1)

Income/(loss) before income taxes		(7)	76	113		182
Provision for income taxes			23	21		44
Equity earnings in affiliates	$105	76	52	1	$(233)	1

Net income	105	69	105	93	(233)	139
Net income attributable to noncontrolling interests				(34)		(34)

Net income attributable to Crown Holdings	$105	$69	$105	$59	$(233)	$105

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,208	$1,579		$3,787
Cost of products sold, excluding depreciation and amortization		$(6)	1,851	1,269		3,114
Depreciation and amortization			45	43		88

Gross profit		6	312	267		585

Selling and administrative expense		(1)	121	54		174
Provision for restructuring			24			24
Asset impairments and sales		1	(2)	(6)		(7)
Net interest expense		4	78	7		89
Technology royalty			(16)	16
Translation and foreign exchange			(2)			(2)

Income before income taxes		2	109	196		307
Provision for income taxes			59	37		96
Equity earnings in affiliates	$153	107	103		$(363)

Net income	153	109	153	159	(363)	211
Net income attributable to noncontrolling interests				(58)		(58)

Net income attributable to Crown Holdings	$153	$109	$153	$101	$(363)	$153

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,179	$1,560		$3,739
Cost of products sold, excluding depreciation and amortization		$(5)	1,819	1,254		3,068
Depreciation and amortization			48	45		93

Gross profit		5	312	261		578

Selling and administrative expense		(2)	134	47		179
Provision for restructuring			2			2
Asset impairments and sales			(1)			(1)
Net interest expense		14	96	10		120
Technology royalty			(17)	17
Translation and foreign exchange		4	(2)	2		4

Income/(loss) before income taxes		(11)	100	185		274
Provision for income taxes			28	40		68
Equity earnings/(loss) in affiliates	$145	125	73		$(347)	(4)

Net income	145	114	145	145	(347)	202
Net income attributable to noncontrolling interests				(57)		(57)

Net income attributable to Crown Holdings	$145	$114	$145	$88	$(347)	$145

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$39	$373		$412
Receivables, net		$74	184	837		1,095
Intercompany receivables		1	72	37	$(110)
Inventories			598	478		1,076
Prepaid expenses and other current assets	$3	1	93	25		122

Total current assets	3	76	986	1,750	(110)	2,705

Intercompany debt receivables		1,445	2,088	312	(3,845)
Investments	272	2,528	(98)		(2,702)
Goodwill			1,354	530		1,884
Property, plant and equipment, net			608	810		1,418
Other non-current assets		1	681	12		694

Total	$275	$4,050	$5,619	$3,414	$(6,657)	$6,701

Liabilities and equity
Current liabilities
Short-term debt		$35	$10	$189		$234
Current maturities of long-term debt		4	4	30		38
Accounts payable and accrued liabilities	$12	13	1,021	773		1,819
Intercompany payables		3	34	73	$(110)

Total current liabilities	12	55	1,069	1,065	(110)	2,091

Long-term debt, excluding current maturities		517	2,111	79		2,707
Long-term intercompany debt	158	2,453	862	372	(3,845)
Postretirement and pension liabilities			983	17		1,000
Other non-current liabilities			322	103		425
Commitments and contingent liabilities

Noncontrolling interests				373		373
Crown Holdings shareholders’ equity	105	1,025	272	1,405	(2,702)	105

Total equity	105	1,025	272	1,778	(2,702)	478

Total	$275	$4,050	$5,619	$3,414	$(6,657)	$6,701

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$4		$12	$(210)		$(194)

Cash flows from investing activities
Capital expenditures			(31)	(73)		(104)
Intercompany investing activities		$(193)	231	3	$(41)
Proceeds from sale of property, plant and equipment			5	11		16
Other			1	2		3

Net cash provided by/(used for) investing activities		(193)	206	(57)	(41)	(85)

Cash flows from financing activities
Proceeds from long-term debt				47		47
Payments of long-term debt		(215)	(201)	(10)		(426)
Net change in revolving credit facility and short-term debt		255	257	167		679
Net change in long-term intercompany balances	(3)	134	(274)	143
Common stock issued	4					4
Common stock repurchased	(5)					(5)
Dividends paid				(41)	41
Dividends paid to noncontrolling interests				(49)		(49)
Other		14	(8)			6

Net cash provided by/(used for) financing activities	(4)	188	(226)	257	41	256

Effect of exchange rate changes on cash and cash equivalents			(2)	(22)		(24)

Net change in cash and cash equivalents		(5)	(10)	(32)		(47)

Cash and cash equivalents at January 1		5	49	405		459

Cash and cash equivalents at June 30	$0	$0	$39	$373	$0	$412

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

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•	statements of operations for the three and six months ended June 30, 2010 and 2009,

•	balance sheets as of June 30, 2010 and December 31, 2009, and

•	statements of cash flows for the six months ended June 30, 2010 and 2009 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,010		$2,010
Cost of products sold, excluding depreciation and amortization			1,631		1,631
Depreciation and amortization			44		44

Gross profit			335		335

Selling and administrative expense		$2	93		95
Provision for restructuring			2		2
Asset impairments and sales			(6)		(6)
Net interest expense		20	23		43

Income/(loss) before income taxes		(22)	223		201
Provision for/(benefit from) income taxes		(2)	59		57
Equity earnings in affiliates	$112	132		$(244)

Net income	112	112	164	(244)	144
Net income attributable to noncontrolling interests			(32)		(32)

Net income attributable to Crown Holdings	$112	$112	$132	$(244)	$112

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2009

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,055		$2,055
Cost of products sold, excluding depreciation and amortization			1,676		1,676
Depreciation and amortization			46		46

Gross profit			333		333

Selling and administrative expense		$3	87		90
Provision for restructuring			1		1
Asset impairments and sales			(1)		(1)
Net interest expense		20	41		61

Income/(loss) before income taxes		(23)	205		182
Provision for/(benefit from) income taxes		(9)	53		44
Equity earnings in affiliates	$105	119	1	$(224)	1

Net income	105	105	153	(224)	139
Net income attributable to noncontrolling interests			(34)		(34)

Net income attributable to Crown Holdings	$105	$105	$119	$(224)	$105

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$3,787		$3,787
Cost of products sold, excluding depreciation and amortization			3,114		3,114
Depreciation and amortization			88		88

Gross profit			585		585

Selling and administrative expense		$(16)	190		174
Provision for restructuring			24		24
Asset impairments and sales			(7)		(7)
Net interest expense		42	47		89
Translation and foreign exchange			(2)		(2)

Income/(loss) before income taxes		(26)	333		307
Provision for income taxes			96		96
Equity earnings in affiliates	$153	179		$(332)

Net income	153	153	237	(332)	211
Net income attributable to noncontrolling interests			(58)		(58)

Net income attributable to Crown Holdings	$153	$153	$179	$(332)	$153

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2009

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$3,739		$3,739
Cost of products sold, excluding depreciation and amortization			3,068		3,068
Depreciation and amortization			93		93

Gross profit			578		578

Selling and administrative expense		$6	173		179
Provision for restructuring			2		2
Asset impairments and sales			(1)		(1)
Net interest expense		41	79		120
Translation and foreign exchange			4		4

Income/(loss) before income taxes		(47)	321		274
Provision for/(benefit from) income taxes		(18)	86		68
Equity earnings/(loss) in affiliates	$145	174	(4)	$(319)	(4)

Net income	145	145	231	(319)	202
Net income attributable to noncontrolling interests			(57)		(57)

Net income attributable to Crown Holdings	$145	$145	$174	$(319)	$145

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$412		$412
Receivables, net			1,095		1,095
Inventories			1,076		1,076
Prepaid expenses and other current assets	$3		119		122

Total current assets	3		2,702		2,705

Intercompany debt receivables			786	$(786)
Investments	272	$1,047		(1,319)
Goodwill			1,884		1,884
Property, plant and equipment, net			1,418		1,418
Other non-current assets		532	162		694

Total	$275	$1,579	$6,952	$(2,105)	$6,701

Liabilities and equity
Current liabilities
Short-term debt			$234		$234
Current maturities of long-term debt			38		38
Accounts payable and accrued liabilities	$12	$33	1,774		1,819

Total current liabilities	12	33	2,046		2,091

Long-term debt, excluding current maturities		412	2,295		2,707
Long-term intercompany debt	158	628		$(786)
Postretirement and pension liabilities			1,000		1,000
Other non-current liabilities		234	191		425
Commitments and contingent liabilities

Noncontrolling interests			373		373
Crown Holdings shareholders’ equity	105	272	1,047	(1,319)	105

Total equity	105	272	1,420	(1,319)	478

Total	$275	$1,579	$6,952	$(2,105)	$6,701

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2009

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$459		$459
Receivables, net			714		714
Inventories			960		960
Prepaid expenses and other current assets	$2		107		109

Total current assets	2		2,240		2,242

Intercompany debt receivables			826	$(826)
Investments	174	$961		(1,135)
Goodwill			2,050		2,050
Property, plant and equipment, net			1,509		1,509
Other non-current assets		567	164		731

Total	$176	$1,528	$6,789	$(1,961)	$6,532

Liabilities and equity
Current liabilities
Short-term debt			$30		$30
Current maturities of long-term debt			29		29
Accounts payable and accrued liabilities	$21	$38	1,807		1,866

Total current liabilities	21	38	1,866		1,925

Long-term debt, excluding current maturities		412	2,327		2,739
Long-term intercompany debt	161	665		$(826)
Postretirement and pension liabilities			1,037		1,037
Other non-current liabilities		239	209		448
Commitments and contingent liabilities

Noncontrolling interests			389		389
Crown Holdings shareholders’ equity/(deficit)	(6)	174	961	(1,135)	(6)

Total equity/(deficit)	(6)	174	1,350	(1,135)	383

Total	$176	$1,528	$6,789	$(1,961)	$6,532

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$4	$(1)	$(197)		$(194)

Cash flows from investing activities
Capital expenditures			(104)		(104)
Proceeds from sale of property, plant and equipment.			16		16
Intercompany investing activities		38		$(38)
Other			3		3

Net cash provided by/(used for) investing activities		38	(85)	(38)	(85)

Cash flows from financing activities
Proceeds from long-term debt			47		47
Payments of long-term debt			(426)		(426)
Net change in revolving credit facility and short-term debt			679		679
Net change in long-term intercompany balances	(3)	(37)	40
Common stock issued	4				4
Common stock repurchased	(5)				(5)
Dividends paid			(38)	38
Dividend paid to noncontrolling interests			(49)		(49)
Other			6		6

Net cash provided by/(used for) financing activities	(4)	(37)	259	38	256

Effect of exchange rate changes on cash and cash equivalents			(24)		(24)

Net change in cash and cash equivalents			(47)		(47)

Cash and cash equivalents at January 1			459		459

Cash and cash equivalents at June 30	$0	$0	$412	$0	$412

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2009

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net cash used for operating activities	$(2)	$(23)	$(138)		$(163)

Cash flows from investing activities
Capital expenditures			(75)		(75)
Proceeds from sale of property, plant and equipment			1		1
Other		23	(4)	$(23)	(4)

Net cash provided by/(used for) investing activities		23	(78)	(23)	(78)

Cash flows from financing activities
Proceeds from long-term debt			396		396
Payments of long-term debt			(6)		(6)
Net change in revolving credit facility and short-term debt			(15)		(15)
Net change in long-term intercompany balances	2		(2)
Common stock issued	4				4
Common stock repurchased	(4)				(4)
Dividends paid			(23)	23
Dividend paid to noncontrolling interests			(27)		(27)
Other			(4)		(4)

Net cash provided by financing activities	2		319	23	344

Effect of exchange rate changes on cash and cash equivalents			7		7

Net change in cash and cash equivalents			110		110

Cash and cash equivalents at January 1			596		596

Cash and cash equivalents at June 30	$0	$0	$706	$0	$706

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. and Crown Americas Capital Corp. II (collectively, the Issuers), 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations for the three and six months ended June 30, 2010 and 2009,

•	balance sheets as of June 30, 2010 and December 31, 2009, and

•	statements of cash flows for the six months ended June 30, 2010 and 2009 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$597	$1,413		$2,010
Cost of products sold, excluding depreciation and amortization			491	1,140		1,631
Depreciation and amortization			10	34		44

Gross profit			96	239		335

Selling and administrative expense		$(1)	40	56		95
Provision for restructuring				2		2
Asset impairments and sales				(6)		(6)
Net interest expense		(3)	37	9		43
Technology royalty			(12)	12

Income before income taxes		4	31	166		201
Provision for income taxes		2	20	35		57
Equity earnings in affiliates	$112	38	101		$(251)

Net income	112	40	112	131	(251)	144
Net income attributable to noncontrolling interests				(32)		(32)

Net income attributable to Crown Holdings	$112	$40	$112	$99	$(251)	$112

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$589	$1,466		$2,055
Cost of products sold, excluding depreciation and amortization			504	1,172		1,676
Depreciation and amortization			11	35		46

Gross profit			74	259		333

Selling and administrative expense		$1	34	55		90
Provision for restructuring				1		1
Asset impairments and sales			(1)			(1)
Net interest expense		13	28	20		61
Technology royalty			(12)	12

Income/(loss) before income taxes		(14)	25	171		182
Provision for/(benefit from) income taxes		(5)	16	33		44
Equity earnings in affiliates	$105	32	96		$(232)	1

Net income	105	23	105	138	(232)	139
Net income attributable to noncontrolling interests				(34)		(34)

Net income attributable to Crown Holdings	$105	$23	$105	$104	$(232)	$105

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,119	$2,668		$3,787
Cost of products sold, excluding depreciation and amortization			945	2,169		3,114
Depreciation and amortization			20	68		88

Gross profit			154	431		585

Selling and administrative expense		$1	55	118		174
Provision for restructuring				24		24
Asset impairments and sales				(7)		(7)
Net interest expense		18	50	21		89
Technology royalty			(19)	19
Translation and foreign exchange				(2)		(2)

Income/(loss) before income taxes		(19)	68	258		307
Provision for/(benefit from) income taxes		(7)	44	59		96
Equity earnings in affiliates	$153	66	129		$(348)

Net income	153	54	153	199	(348)	211
Net income attributable to noncontrolling interests				(58)		(58)

Net income attributable to Crown Holdings	$153	$54	$153	$141	$(348)	$153

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,085	$2,654		$3,739
Cost of products sold, excluding depreciation and amortization			941	2,127		3,068
Depreciation and amortization			22	71		93

Gross profit			122	456		578

Selling and administrative expense		$2	68	109		179
Provision for restructuring				2		2
Asset impairments and sales			(1)			(1)
Net interest expense		22	56	42		120
Technology royalty			(22)	22
Translation and foreign exchange				4		4

Income/(loss) before income taxes		(24)	21	277		274
Provision for/(benefit from) income taxes		(9)	27	50		68
Equity earnings/(loss) in affiliates	$145	26	151		$(326)	(4)

Net income	145	11	145	227	(326)	202
Net income attributable to noncontrolling interests				(57)		(57)

Net income attributable to Crown Holdings	$145	$11	$145	$170	$(326)	$145

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$13	$2	$397		$412
Receivables, net		1	11	1,083		1,095
Intercompany receivables			43	8	$(51)
Inventories			293	783		1,076
Prepaid expenses and other current assets	$3	1	39	79		122

Total current assets	3	15	388	2,350	(51)	2,705

Intercompany debt receivables		1,690	1,166	229	(3,085)
Investments	272	1,091	540		(1,903)
Goodwill			453	1,431		1,884
Property, plant and equipment, net		1	289	1,128		1,418
Other non-current assets		37	523	134		694

Total	$275	$2,834	$3,359	$5,272	$(5,039)	$6,701

Liabilities and equity
Current liabilities
Short-term debt				$234		$234
Current maturities of long-term debt		$4	$1	33		38
Accounts payable and accrued liabilities	$12	24	355	1,428		1,819
Intercompany payables			8	43	$(51)

Total current liabilities	12	28	364	1,738	(51)	2,091

Long-term debt, excluding current maturities		1,651	414	642		2,707
Long-term intercompany debt	158	886	1,321	720	(3,085)
Postretirement and pension liabilities			717	283		1,000
Other non-current liabilities			271	154		425
Commitments and contingent liabilities

Noncontrolling interests				373		373
Crown Holdings shareholders’ equity	105	269	272	1,362	(1,903)	105

Total equity	105	269	272	1,735	(1,903)	478

Total	$275	$2,834	$3,359	$5,272	$(5,039)	$6,701

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$4	$(2)	$88	$(284)		$(194)

Cash flows from investing activities
Capital expenditures			(13)	(91)		(104)
Proceeds from sale of property, plant and equipment			1	15		16
Intercompany investing activities		2	39		$(41)
Other, net			1	2		3

Net cash provided by/(used for) investing activities		2	28	(74)	(41)	(85)

Cash flows from financing activities
Proceeds from long-term debt				47		47
Payments of long-term debt		(200)	(1)	(225)		(426)
Net change in revolving credit facility and short-term debt		235		444		679
Net change in long-term intercompany balances	(3)	(34)	(114)	151
Common stock issued	4					4
Common stock repurchased	(5)					(5)
Dividends paid				(41)	41
Dividends paid to noncontrolling interests				(49)		(49)
Other		(15)		21		6

Net cash provided by/(used for) financing activities	(4)	(14)	(115)	348	41	256

Effect of exchange rate changes on cash and cash equivalents				(24)		(24)

Net change in cash and cash equivalents		(14)	1	(34)		(47)

Cash and cash equivalents at January 1		27	1	431		459

Cash and cash equivalents at June 30	$0	$13	$2	$397	$0	$412

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
(in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and six months ended June 30, 2010 compared to the corresponding periods in 2009 and the changes in financial condition and liquidity from December 31, 2009. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

The Company’s principal areas of focus include improving segment income and cash flow from operations and reducing debt. Segment income is a non-GAAP measure defined by the Company as gross profit less selling and administrative expenses. See Note N to the consolidated financial statements for information regarding segment income.

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

Debt reduction remains a focus of the Company and is primarily dependent upon the Company’s ability to generate cash flow from operations. The Company’s total debt of $2,979 at June 30, 2010 decreased $756 from $3,735 at June 30, 2009, primarily due to repayments of borrowings and $76 due to foreign currency translation, partially offset by an increase of $215 due to new accounting guidance related to receivables securitization. The Company’s cash balances decreased from $706 to $412 during the same period, including a decrease of $23 due to foreign currency translation.

The Company considers possible transactions such as acquisitions (which, if effected, may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $467 was available at June 30, 2010). Such transactions would be subject to compliance with the Company’s debt agreements. The Company also expects capital expenditures of approximately $300 in 2010, with particular focus on increasing capacity in Asia and Brazil.

The cost of aluminum and steel, the primary raw materials used to manufacture the Company’s products, has been subject to significant volatility in recent years. Moreover, future steel supply contracts may provide for prices that fluctuate or adjust rather than provide a fixed price during a one-year period. The Company attempts to pass-through these costs to its customers through provisions that adjust the selling prices to certain customers based on changes in the market price of the applicable raw material, or through surcharges where no such provision exists. The Company recognizes revenue related to selling price increases when all of the revenue recognition criteria has been met. There can be no assurance that the Company will be able to fully recover from its customers the impact of any increased aluminum and steel costs. In addition, decreased costs resulting from raw material price fluctuations may be passed through to customers, which would in turn result in decreases to the Company’s revenue.

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net Sales

Net sales decreased $45 or 2.2% in the second quarter of 2010 compared to 2009 primarily due to the pass-through of lower raw material costs and $17 from foreign currency translation, partially offset by an increase in global sales unit volumes. Net sales increased $48 or 1.3% for the first six months ended 2010 compared to 2009 primarily due to an increase in global sales unit volumes and $62 from foreign currency translation, partially offset by the pass-through of lower raw material costs. Sales from U.S. operations accounted for 29.0% of consolidated net sales in the first six months of 2010 and 2009. Sales of beverage cans and ends accounted for 52.6% and sales of food cans and ends accounted for 29.6% of consolidated net sales in the first six months of 2010 compared to 50.1% and 31.5%, respectively, in 2009.

Net sales in the Americas Beverage segment increased $71 from $478 in the second quarter of 2009 to $549 in the second quarter of 2010, primarily due to a 10% increase in sales unit volumes and $13 from the impact of foreign currency translation. Net sales increased $142 from $887 in the first six months of 2009 to $1,029 in the first six months of 2010, primarily due to a 9% increase in sales unit volumes and $27 from the impact of foreign currency translation.

Net sales in the North America Food segment decreased $36 from $250 in the second quarter of 2009 to $214 in the second quarter of 2010, primarily due to the pass-through of lower raw material costs and a 5% decrease in sales unit volumes, partially offset by $4 from the impact of foreign currency translation. Net sales decreased $36 from $447 in the first six months of 2009 to $411 in the first six months of 2010, primarily due to the pass through of lower raw material costs and a 3% decrease in sales unit volumes, partially offset by $9 from the impact of foreign currency translation.

Net sales in the European Beverage segment decreased $14 from $453 in the second quarter of 2009 to $439 in the second quarter of 2010, primarily due to the pass through of lower raw material costs and $10 from the impact of foreign currency translation, partially offset by a 7% increase in sales unit volumes. Net sales decreased $39 from $792 in the first six months of 2009 to $753 in the first six months of 2010, primarily due to the pass-through of lower raw material costs, partially offset by a 2% increase in sales unit volumes and $5 from the impact of foreign currency translation.

Net sales in the European Food segment decreased $45 from $466 in the second quarter of 2009 to $421 in the second quarter of 2010, primarily due to the pass-through of lower raw material costs and $23 from the impact of foreign currency translation, partially offset by a 6% increase in sales unit volumes. Net sales decreased $30 from $855 in the first six months of 2009 to $825 in the first six months of 2010, primarily due to the pass-through of lower raw material costs, partially offset by a 3% increase in sales unit volumes and $7 from the impact of foreign currency translation.

Net sales in the European Specialty Packaging segment decreased $11 from $108 in the second quarter of 2009 to $97 in the second quarter of 2010, primarily due to the pass-through of lower raw material costs and $5 from the impact of foreign currency translation. Net sales decreased $1 from $189 in the first six months of 2009 to $188 in the first six months of 2010, as the pass-through of lower raw material costs was partially offset by an increase in sales unit volumes.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, decreased $45 from $1,676 in the second quarter of 2009 to $1,631 in the second quarter of 2010 primarily due to lower raw material costs and $11 from the impact of foreign currency translation, partially offset by higher sales unit volumes.

Cost of products sold, excluding depreciation and amortization, increased $46 from $3,068 in the first six months of 2009 to $3,114 in the first six months of 2010 primarily due to higher sales unit volumes and $57 from the impact of foreign currency translation, partially offset by lower raw material costs.

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

Depreciation and Amortization

Depreciation and amortization was $44 and $88 in the second quarter and first six months of 2010 compared to $46 and $93 in the prior year periods, primarily due to lower capital expenditures in recent years.

Selling and Administrative Expense

Selling and administrative expense was $95 in the second quarter of 2010 compared to $90 for the same period in 2009. The increase in 2010 primarily reflects increased incentive compensation costs, partially offset by $2 from the impact of foreign currency translation.

Selling and administrative expense was $174 in the first six months of 2010 compared to $179 for the same period in 2009. The decrease in 2010 was primarily due to $20 from the settlement of a legal dispute unrelated to the Company’s ongoing operations, partially offset by other net increases including $2 from the impact of foreign currency translation and increased incentive compensation costs.

Provision for Restructuring

The provision of $24 in 2010 included $10 for asset writedowns, $5 for pension and postretirement plan curtailment charges and $5 for severance costs related to the closure of a Canadian plant in the Company’s Americas Food segment and $4 for strip and clean costs from prior restructuring actions.

The Company expects to incur future additional charges of approximately $21 related to the closure of the Canadian plant including $17 for pension settlements when the Company receives regulatory approval and settles these obligations. The Company expects the total cash cost of the closure to be $16 including $8 for the pension settlement. In addition, the Company expects to incur future additional charges related to prior restructuring actions in Canada of approximately $38 including $33 for pension settlements when the Company receives regulatory approval and settles these obligations and $5 for strip and clean costs. The Company expects the total cash cost of these prior restructuring actions to be $12 including $7 for the pension settlement. The Company expects annual savings of approximately $15 when the 2010 actions are fully implemented.

The provision of $1 and $2 for the second quarter and first six months of 2009 related to maintenance and closing costs for a Canadian food can plant that ceased operations in 2008.

Segment Income

Segment income in the Americas Beverage segment increased from $62 in the second quarter of 2009 to $73 in the second quarter of 2010 and from $103 in the first six months of 2009 to $130 in the first six months of 2010. The increases were primarily due to increased sales unit volumes in the U.S. and Brazil.

Segment income in the North America Food segment increased from $29 in the second quarter of 2009 to $33 in the second quarter of 2010 and from $47 in the first six months of 2009 to $49 in the first six months of 2010. The increases were primarily due to cost reductions, including plant operating efficiencies.

Segment income in the European Beverage segment decreased from $88 in the second quarter of 2009 to $75 in the second quarter of 2010 primarily due to operating inefficiencies related to the start up of operations in Slovakia and to a labor strike in a Spanish beverage can plant which was subsequently resolved in the third quarter of 2010. Segment income decreased from $145 in the first six months of 2009 to $127 in the first six months of 2010 partially due to inventory holding gains from 2009 that did not recur in 2010 and due to operating inefficiencies related to the start up of operations in Slovakia and to a labor strike in a Spanish beverage can plant which was subsequently resolved in the third quarter of 2010.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Segment income in the European Food segment decreased from $71 in the second quarter of 2009 to $59 in the second quarter of 2010 and from $123 in the first six months of 2009 to $99 in the first six months of 2010. The decreases were primarily due to inventory holding gains from 2009 that did not recur in 2010 and included $4 from the impact of foreign currency translation for the second quarter of 2010 that offset the impact of foreign currency translation for the first quarter of 2010.

Segment income in the European Specialty Packaging segment remained unchanged at $8 for the second quarter of 2010 compared to 2009 and increased from $9 in the first six months of 2009 to $11 in the first six months of 2010 primarily due to increased sales unit volumes and cost reductions, including plant operating efficiencies.

Interest Expense

Interest expense decreased $17 from $62 in the second quarter of 2009 to $45 in the second quarter of 2010 primarily due to lower average debt outstanding. Interest expense decreased $31 from $123 in the first six months of 2009 to $92 for the same period in 2010 primarily due to $29 from lower average debt outstanding and $2 from lower interest rates.

Taxes on Income

The second quarter of 2010 included net tax charges of $57 on pre-tax income of $201 for an effective rate of 28.4%. The difference of $13 between pre-tax income at the U.S. statutory rate of 35% or $70, and the tax charge of $57 is primarily explained as follows: $16 of decrease from lower tax rates in non-U.S. jurisdictions, partially offset by $2 of increase to the valuation allowance in Canada for the tax benefit of current year losses that are not expected to be realized.

The first six months of 2010 included net tax charges of $96 on pre-tax income of $307 for an effective rate 31.3%. The difference of $11 between pre-tax income at the U.S. statutory rate of 35% or $107, and the tax charge of $96 is primarily explained as follows: $7 of increase to recognize the tax impact of the new U.S. health care legislation, $11 of increase to the valuation allowance in Canada for the tax benefit of current year losses that are not expected to be realized, partially offset by $7 of decrease for the nontaxable settlement benefit of a legal dispute unrelated to the Company’s ongoing operations and $24 of decrease from lower tax rates in non-U.S. jurisdictions.

Under the new U.S. health care legislation, federal subsidies received by the Company related to payments made for retiree prescription drug benefits must be offset against the Company’s deduction for health care expenses beginning in 2013. In addition to the one-time charge of $7 recorded in the first quarter of 2010 to adjust the company’s deferred tax assets, the Company expects that the legislation will increase the Company’s annual tax provision by approximately $2 in 2010.

The Company recorded tax expense of $3 and $5 in the second quarter and first six months of 2010 due to the expiration of a U.S. tax law provision that allowed certain dividends and interest to be paid between affiliated foreign subsidiaries without giving rise to a current tax in the U.S. If the tax law provision is not reinstated, the Company’s annual tax provision is expected to increase by $11 in 2010.

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

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

The Company continues to maintain a valuation allowance against deferred tax assets in certain Belgium and Dutch subsidiaries. The Company does not believe it has sufficient positive evidence at this time to release the valuation allowances for these entities, but it is possible some or all of the valuation allowance will be released in the future if the entities results of operations improve.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased from $34 to $32 and increased from $57 to $58 in the second quarter and first six months of 2010 compared to 2009.

Liquidity and Capital Resources

Cash from Operations

Cash used by operating activities increased from $163 to $194 in the first six months of 2010 compared to 2009 primarily due to $215 from the change in accounting guidance requiring securitization facilities to be accounted for as secured borrowings, partially offset by lower levels of inventories and payments on accounts payable and accrued liabilities.

Investing Activities

Cash used by investing activities increased from $78 to $85 in the first six months of 2010 compared to 2009 primarily due to $29 of higher capital expenditures, partially offset by higher proceeds from the sales of property, plant and equipment and from the sale of a business. The Company expects its full year capital expenditures to be approximately $300 compared to $180 in 2009, with the difference primarily due to capacity expansion in Asia and Brazil.

Financing Activities

Cash provided by financing activities decreased from $344 in the first six months of 2009 to $256 in the same period of 2010 primarily due to repayments of long-term debt in 2010 partially offset by increased borrowings under the Company’s revolving credit facility and a change in accounting guidance for securitization and certain factoring activities in 2010. Other financing activities of $6 in 2010 are primarily due to $21 of payments received related to the settlement of foreign currency derivatives used to hedge intercompany debt obligations, partially offset by financing fees to amend the Company’s revolving credit facility.

Liquidity

In June 2010, the Company amended its existing senior secured credit facilities to extend the maturity date of its revolving facilities and increase from $800 to $1,200 the aggregate principal amount available thereunder. The Company’s amended senior secured credit facilities now include new revolving facilities that mature on June 15, 2015 as well as the existing term loan facilities, that mature on November 15, 2012. The new revolving credit facilities are subject to a pricing grid and have an initial pricing of 2.25% above Libor or Euribor, respectively.

Lenders under the new senior secured revolving credit facilities include certain lenders under the existing senior secured revolving credit facilities who elected to convert their commitments under the existing senior secured revolving credit facilities into commitments under the new senior secured revolving credit facilities, as well as new lenders. To the extent that lenders under the existing senior secured revolving credit facilities did not participate as lenders under the new senior secured revolving credit facilities, the existing senior secured revolving credit facilities remain outstanding, subject to their maturity on May 15, 2011. The available capacity under the existing revolving facilities now consists of $194. Prior to maturity of the existing revolving facilities, borrowings under the existing revolving facilities and the new revolving facilities are limited to $1,200 in the aggregate.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

At June 30, 2010 the Company had $566 of borrowing capacity available under its revolving credit facilities, equal to the total facilities of $1,200 less $562 of borrowings and $72 of outstanding standby letters of credit. The Company used borrowings under the new revolving facilities to repay $200 of the Company’s existing U.S. dollar term loan facility and the equivalent of $200 of the Company’s existing euro term loan facility.

In July 2010, the Company sold €500 principal amount of 7.125% senior unsecured notes due 2018. The notes were issued at par by Crown European Holdings SA (the “Issuer”). The notes are senior obligations of the Issuer and will be unconditionally guaranteed on a senior basis by the Company and certain of its subsidiaries. The Company has notified the holders of its senior notes due 2013 that it will redeem all of the $200 outstanding 7.625% senior notes due 2013 in August 2010. The Company expects to fund this redemption with a portion of the proceeds from the 7.125% senior notes due 2018. The Company also intends to use a portion of the net proceeds of the offering of the 7.125% senior notes due 2018 to retire all or a portion of the Company’s €150 outstanding 6.25% first priority senior secured notes due 2011 and to repurchase Company stock. In August 2010, the Company commenced a tender offer for any and all of the outstanding 6.25% first priority senior secured notes due 2011.

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

Contractual Obligations

During the first six months of 2010 there were no material changes, other than as disclosed in Note I to the consolidated financial statements to the Company’s contractual obligations reported in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Off Balance Sheet Arrangements

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note K to the consolidated financial statements.

The Company also utilizes receivables securitization and factoring facilities and derivative financial instruments as further discussed under Note D and Note G, respectively, to the consolidated financial statements. As discussed in Note B to the consolidated financial statements, the Company changed its accounting for its securitization and factoring facilities in 2010 due to new accounting guidance.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note K, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, which information is incorporated herein by reference.

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

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

months of 2010. The discussion below supplements the discussion from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 with respect to asbestos-related liabilities. The discussion below should be read in conjunction with Note J to the consolidated financial statements.

Asbestos Liabilities

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the nature of future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the alleged link to Crown Cork), the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants), potential liabilities for claims filed after the Company’s ten-year projection period and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed). See Note J to the consolidated financial statements for additional information regarding the provision for asbestos-related costs.

At the end of each quarter, the Company considers whether there have been any material developments that would cause it to update its asbestos liability accrual calculations. Absent any significant developments in the asbestos litigation environment in general or with respect to the Company specifically, the Company updates its accrual calculations in the fourth quarter of each year. The Company’s asbestos liability accrual is calculated as the sum of its outstanding and expected future claims, multiplied by the five-year average settlement cost of those claims, plus estimated legal fees. Claims in those states where the Company’s liability is limited by statute and claims alleging first exposure to asbestos after 1964 are included in the number of outstanding claims but are assumed to have no value. The expected number of claims and the average settlement cost per claim are calculated using projections based on the actual data for the most recent five years.

The five year average settlement cost per claim was $6,600, $5,900 and $5,300 for 2009, 2008 and 2007, respectively. The average settlement cost per claim increased due to higher settlement costs for claims alleging serious disease (primarily mesothelioma and other malignancies) in Crown Cork’s settlement pool during the most recent five-year period. Of the approximately 50,000 claims outstanding at the end of 2009, 2008 and 2007 approximately 16%, 15% and 15%, respectively, relate to claims alleging serious diseases. Because claims are not submitted or settled evenly throughout the year, it is difficult to predict at any time during the year whether the number of claims or average settlement cost over the five year period ending December 31 of such year will increase compared to the prior five year period.

The Company’s asbestos liability is calculated using a ten-year projection and the Company therefore expects to incur an annual charge to account for projected claims in the new tenth year. The inclusion of an additional year in the ten-year projection combined with the increased settlement costs per claim, which was partially offset by a projected decrease in the number of future claims led the Company to record a charge of $55 in 2009 compared to $25 in 2008 and $28 in 2007, in each case to increase the Company’s accrual for probable costs for claims through the following ten-year period. During 2009, 2008 and 2007, respectively, the Company made asbestos-related payments of $26, $25 and $26. If the recent trend of settling claims alleging serious disease (primarily mesothelioma and other malignancies) for higher amounts continues, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company may record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2009 by $23 for the following ten-year period. A 10% increase or decrease in these two factors at the same time would increase or decrease the estimated liability at December 31, 2009 by $48 and $44, respectively, for the following ten-year period.

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company’s use of derivative instruments and their fair values at June 30, 2010, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2010, the Company had approximately $1.1 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $2.8 million before tax.

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

For information regarding the Company’s potential asbestos-related liabilities and other litigation, see Note J entitled “Asbestos-Related Liabilities” and Note K entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part II in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the quarter ended June 30, 2010.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding common stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors. This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion. The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and for other general corporate purposes. As of June 30, 2010, $467 million of shares remained eligible for repurchase under this authorization.

In August 2010, the Company entered into an agreement with Citigroup Global Markets, Inc. to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 3,182,461 shares, currently estimated to be approximately 90 percent of the shares to be repurchased, from Citigroup for $100 million. The final number of shares to be repurchased and the aggregate cost to the Company will be based on the Company’s volume-weighted average stock price during the term of the transaction, which the Company expects to be completed during the fourth quarter of 2010. At termination of the transaction, the Company may receive additional shares or may be required to pay a price adjustment based on the volume-weighted average stock price. The Company may elect to settle the price adjustment, if any, in shares or in cash.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	4.1	Third Amendment to Credit Agreement, dated as of May 14, 2010, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as lenders thereunder, and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent for the Lenders (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated May 14, 2010 (File No. 0-50189)).

Crown Holdings, Inc.

4.2	Fourth Amendment to Credit Agreement and Waiver, dated as of June 15, 2010, by and among Crown Americas LLC, as U. S. Borrower, Crown European Holdings SA, as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, the financial institutions party thereto, including Deutsche Bank AG New York Branch, as lenders, The Bank of Nova Scotia, as Canadian Administrative Agent, and Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent, European Swing Line Lender, U.S. Swing Line Lender, Facing Agent and Collateral Agent for the Lenders (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-50189)).

4.3	First Amendment to Euro Bank Pledge Agreement, dated as of June 15, 2010, by Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. subsidiaries of the Company party thereto, as Pledgors, and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-50189)).

4.4	First Amendment to Second Amended and Restated CEH Pledge Agreement, dated as of June 15, 2010, by Crown European Holdings SA, as Pledgor, and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-50189)).

4.5	First Amendment to Second Amended and Restated Shared Pledge Agreement dated as of June 15, 2010, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. subsidiaries of the Company party thereto, as Pledgors, and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-50189)).

4.6	First Amendment to Bank Pledge Agreement, dated as of June 15, 2010, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. subsidiaries of the Company party thereto, as Pledgors, and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-50189)).

4.7	First Amendment to Second Amended and Restate U.S. Security Agreement, dated as of June 15, 2010, by the Company, Crown Cork & Seal company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. subsidiaries of the Company party thereto, as Grantors, and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-50189)).

4.8	First Amendment to U.S. Guarantee Agreement, dated as of June 15, 2010, among each of the subsidiaries listed therein of Crown Americas LLC, as Guarantors, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-50189)).

4.9	First Amendment to Second Amended and Restated U.S. Intercreditor and Collateral Agency Agreement, dated as of June 15, 2010, among Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as U.K. Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Deutsche Bank AG New York Branch, as U.S. Collateral Agent, the Company, Crown Americas LLC, Crown Cork & Seal company, Inc, Crown International Holdings, Inc., and each of the U.S. subsidiaries of the Company listed therein (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-50189)).

Crown Holdings, Inc.

4.10	First Amendment to Second Amended and Restated Euro Intercreditor and Collateral Agency Agreement, dated as of June 15, 2010, among Deutsche Bank AG New York Branch, as U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Deutsche Bank AG New York Branch, as Euro Collateral Agent, Crown European Holdings SA, and each of the subsidiaries of Crown European Holdings identified therein (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-50189)).

10.1	Amendment No. 2, effective July 28, 2010, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Timothy J. Donahue, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (ii) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the six months ended June 30, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/S/ KEVIN C. CLOTHIER
Kevin C. Clothier
Vice President and Corporate Controller

Date: August 6, 2010