Form 10-Q
period 2010-09-30
CROWN HOLDINGS INC
filed 2010-11-05
CIK 1219601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Yes    X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).   Yes    X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    (Check one)

Large accelerated filer  X                                                                  Accelerated filer

Non-accelerated filer         (Do not check if a smaller reporting company)    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes            No    X

There were 159,343,846 shares of Common Stock outstanding as of November 1, 2010.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

Three months ended September 30	2010	2009

Net sales	$2,205	$2,282

Cost of products sold, excluding depreciation and amortization	1,788	1,868
Depreciation and amortization	40	49

Gross profit	377	365

Selling and administrative expense	82	95
Provision for asbestos	15
Provision for restructuring	17	40
Asset impairments and sales	(11)	(1)
Loss from early extinguishments of debt	16	27
Interest expense	55	66
Interest income	(3)	(1)
Translation and foreign exchange	(2)	(5)

Income before income taxes and equity earnings	208	144
Provision for income taxes	47	3

Net income	161	141
Net income attributable to noncontrolling interests	(35)	(33)

Net income attributable to Crown Holdings	$126	$108

Earnings per common share attributable to Crown Holdings:
Basic	$0.79	$0.68

Diluted	$0.78	$0.67

Weighted average common shares outstanding:
Basic	159,181,133	159,208,879
Diluted	161,674,329	162,120,722

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

Nine months ended September 30	2010	2009

Net sales	$5,992	$6,021

Cost of products sold, excluding depreciation and amortization	4,902	4,936
Depreciation and amortization	128	142

Gross profit	962	943

Selling and administrative expense	256	274
Provision for asbestos	15
Provision for restructuring	41	42
Asset impairments and sales	(18)	(2)
Loss from early extinguishments of debt	16	27
Interest expense	147	189
Interest income	(6)	(4)
Translation and foreign exchange	(4)	(1)

Income before income taxes and equity earnings	515	418
Provision for income taxes	143	71
Equity loss in affiliates		(4)

Net income	372	343
Net income attributable to noncontrolling interests	(93)	(90)

Net income attributable to Crown Holdings	$279	$253

Earnings per common share attributable to Crown Holdings:
Basic	$1.74	$1.59

Diluted	$1.71	$1.56

Weighted average common shares outstanding:
Basic	160,280,362	158,876,444
Diluted	162,683,432	161,714,586

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)

(In millions)

(Unaudited)

	September 30, 2010	December 31, 2009

Assets
Current assets
Cash and cash equivalents	$415	$459
Receivables, net	1,274	714
Inventories	1,068	960
Prepaid expenses and other current assets	122	109

Total current assets	2,879	2,242

Goodwill	1,998	2,050
Property, plant and equipment, net	1,524	1,509
Other non-current assets	745	731

Total	$7,146	$6,532

Liabilities and equity
Current liabilities
Short-term debt	$299	$30
Current maturities of long-term debt	156	29
Accounts payable and accrued liabilities	1,974	1,866

Total current liabilities	2,429	1,925

Long-term debt, excluding current maturities	2,774	2,739
Postretirement and pension liabilities	1,011	1,037
Other non-current liabilities	465	448
Commitments and contingent liabilities (Note K)

Noncontrolling interests	328	389
Crown Holdings shareholders’ equity/(deficit)	139	(6)

Total equity	467	383

Total	$7,146	$6,532

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

(In millions)

(Unaudited)

Nine months ended September 30	2010	2009

Cash flows from operating activities
Net income	$372	$343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128	142
Provision for restructuring	41	42
Asset impairments and sales	(18)	(2)
Loss on early extinguishments of debt	16	27
Pension expense	83	94
Pension contributions	(43)	(42)
Stock-based compensation	17	14
Changes in assets and liabilities:
Receivables	(564)	(285)
Inventories	(120)	(63)
Accounts payable and accrued liabilities	48	(92)
Other, net	79	2

Net cash provided by operating activities	39	180

Cash flows from investing activities
Capital expenditures	(187)	(108)
Proceeds from sale of property, plant and equipment	20	2
Other	3	(4)

Net cash used for investing activities	(164)	(110)

Cash flows from financing activities
Proceeds from long-term debt	718	399
Payments of long-term debt	(714)	(577)
Net change in revolving credit facility and short-term debt	448	7
Common stock issued	6	9
Common stock repurchased	(105)	(4)
Purchase of noncontrolling interests	(168)
Dividends paid to noncontrolling interests	(77)	(53)
Other	(22)	(17)

Net cash provided by/(used for) financing activities	86	(236)

Effect of exchange rate changes on cash and cash equivalents	(5)	8

Net change in cash and cash equivalents	(44)	(158)

Cash and cash equivalents at January 1	459	596

Cash and cash equivalents at September 30	$415	$438

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(In millions) (Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total

Balance at January 1, 2009	$929	$1,510	($428)	($2,195)	($133)	($317)	$353	$36

Comprehensive income:
Net income			253			253	90	343
Translation adjustments				72		72	4	76
Amortization of net loss and prior service cost included in pension and postretirement cost				49		49		49
Derivatives qualifying as hedges				57		57	(2)	55

Total comprehensive income						431	92	523

Dividends paid							(53)	(53)
Restricted stock awarded		(3)			3
Stock-based compensation		14				14		14
Common stock issued		4			5	9		9
Common stock repurchased		(3)			(1)	(4)		(4)
Acquisition of business							2	2

Balance at September 30, 2009	$929	$1,522	($175)	($2,017)	($126)	$133	$394	$527

Balance at January 1, 2010	$929	$1,536	($94)	($2,255)	($122)	($6)	$389	$383

Comprehensive income:
Net income			279			279	93	372
Translation adjustments							(3)	(3)
Amortization of net loss and prior service cost included in pension and postretirement cost				50		50		50
Derivatives qualifying as hedges				3		3	(2)	1

Total comprehensive income						332	88	420

Dividends paid							(77)	(77)
Restricted stock awarded		(3)			3
Stock-based compensation		17				17		17
Common stock issued		3			3	6		6
Common stock repurchased		(88)			(17)	(105)		(105)
Purchase of noncontrolling interests		(114)		9		(105)	(63)	(168)
Sale of business							(9)	(9)

Balance at September 30, 2010	$929	$1,351	$185	($2,193)	($133)	$139	$328	$467

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share and statistical data)

(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of September 30, 2010 and the results of its operations for the three and nine month periods ended September 30, 2010 and 2009 and of its cash flows for the nine months ended September 30, 2010 and 2009. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

B.	Recent Accounting and Reporting Pronouncements

Effective January 1, 2010, the Company adopted the FASB’s amended guidance on transfers of financial assets. The guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting and clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale. As a result of adopting the guidance, the Company’s current receivables securitization and certain factoring facilities are now accounted for as secured borrowings. The impact of adopting the new guidance on the Company’s Consolidated Balance Sheet was to increase both the Company’s receivables and short-term debt as of September 30, 2010 by $246. The impact of adopting the new guidance on the Company’s Consolidated Statement of Cash Flows was to both increase net cash used for operating activities and net cash provided by financing activities by $246 for the nine months ended September 30, 2010. The adoption of the guidance did not materially impact the Company’s results of operations. In accordance with the guidance, prior period amounts have not been restated. See Note D for additional information.

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

The FASB provided guidance that requires new disclosures about fair value measurements and clarifies existing disclosure requirements. The new disclosures include (1) transfers in and out of level 1 and level 2 fair value measurements and (2) a gross presentation of activities within level 3 fair value measurements. The clarifications to existing disclosures include a requirement to provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity is also required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in either level 2 or level 3. The disclosures were required for the Company beginning with the quarter ended March 31, 2010 except for the requirement to disclose gross presentation of activities within level 3, which is not effective until the first quarter of 2011.

Crown Holdings, Inc.

The disclosure requirement for transfers in and out of level 1 and level 2 had no impact on the Company. The requirement to disclose gross presentation of activities within level 3 is expected to affect only the Company’s level 3 pension assets. See Note F for additional information.

C.	Stock-Based Compensation

During the first nine months of 2010, the Company awarded 373,149 shares of restricted stock to certain senior executives, including 143,525 shares with time-vesting requirements and 229,624 shares with a market performance feature. The time-vested awards vest ratably over three years and had a grant-date fair value of $26.80 per share. The performance shares vest at the end of three years based on the results of a market performance criterion. The number of performance shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares awarded, and will be settled in stock. The estimated fair value of each performance share was calculated as $36.25 using a Monte Carlo valuation model. During the first nine months of 2010, 246,693 shares of previously issued service-based awards and 136,003 shares of previously issued performance-based shares vested. The weighted average fair value of these shares on the vesting date was $26.10 per share. Also during the first nine months of 2010, 108,177 performance-based shares were issued because the Company exceeded the target level of performance shares established on the original date of the related awards by approximately 80%. These shares were issued without restriction.

As of September 30, 2010, outstanding stock options included 5,177,295 shares that were fully vested or expected to vest of which 3,404,457 were exercisable. The weighted average exercise price of the options that were fully vested or expected to vest was $16.73, the aggregate intrinsic value was $62, and the weighted average remaining contractual life was 4.8 years. The weighted average exercise price of options that were currently exercisable was $13.21, the aggregate intrinsic value was $53, and the weighted average remaining contractual life was 4.0 years.

At September 30, 2010, unrecognized compensation cost related to unvested stock options and restricted stock was $12 and $7, respectively. The weighted average period over which the expense is expected to be recognized is 2.4 years for stock options and 1.2 years for restricted stock.

The Company received cash proceeds of $2 and $6 from the exercise of stock options in the third quarters of 2010 and 2009, respectively, and $6 and $9 in the first nine months of 2010 and 2009, respectively.

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

At September 30, 2010, the Company’s Consolidated Balance Sheet included $246 of receivables that were securitized or factored and $246 of associated liabilities. In addition, at September 30, 2010, the Company derecognized receivables of $207 related to factoring arrangements accounted for as sales. At December 31, 2009, receivables of $392 securitized or factored under the Company’s facilities were accounted for as sales and reported as a reduction of receivables in the Company’s Consolidated Balance Sheet.

For the three and nine month periods ended September 30, 2010, the Company recorded expenses related to securitization and factoring facilities of $3 and $7 as interest expense. For the three and nine month periods ended September 30, 2009, the Company recorded expenses related to securitization and factoring facilities of $1 and $3 as interest expense.

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

	September 30, 2010	December 31, 2009
Finished goods	$418	$368
Work in process	147	102
Raw materials and supplies	503	490

	$1,068	$960

F.	Fair Value Measurements

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

Crown Holdings, Inc.

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, respectively.

			Fair value at reporting date using
			Level 1		Level 2
	Sep. 30, 2010	Dec. 31, 2009	Sep. 30, 2010	Dec. 31, 2009	Sep. 30, 2010	Dec. 31, 2009
Assets
Derivative instruments:
Foreign exchange	$42	$14			$42	$14
Commodities	42	31	$42	$31

Total	$84	$45	$42	$31	$42	$14

Liabilities
Derivative instruments:
Cross-currency swaps	$38	$49			$38	$49
Foreign exchange	29	17			29	17
Commodities	2	1	$2	$1

Total	$69	$67	$2	$1	$67	$66

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

Crown Holdings, Inc.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2010 mature between one and thirty months.

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

The Company uses commodity forwards to hedge anticipated purchases of various commodities, including aluminum, fuel oil and natural gas. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit. The aggregate U.S. dollar-equivalent notional value of commodity contracts designated as cash flow hedges at September 30, 2010 and December 31, 2009 was $303 and $167.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign-currency-denominated sales or purchases. The Company manages these risks at the operating unit level. Often the hedging of foreign currency risk is performed in concert with related commodity price hedges. The aggregate U.S. dollar-equivalent notional value of foreign exchange contracts designated as cash flow hedges at September 30, 2010 and December 31, 2009 was $538 and $283.

The following table sets forth financial information about the impact on Accumulated Other Comprehensive Income (“AOCI”) and earnings from changes in fair value related to derivative instruments accounted for as cash flow hedges.

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassified from AOCI into earnings
Derivatives in cash flow hedges	Quarter Ended Sep. 30, 2010	Nine Months Ended Sep. 30, 2010	Quarter Ended Sep. 30, 2010	Nine Months Ended Sep. 30, 2010

Cross-currency swap	($28)	$11	($27)	$14	(1)
Foreign exchange contracts	(4)	1		3	(2)
Commodity contracts	24	12	(2)	4	(3)

Total	($8)	$24	($29)	$21

Crown Holdings, Inc.

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassified from AOCI into earnings
Derivatives in cash flow hedges	Quarter Ended Sep. 30, 2009	Nine Months Ended Sep. 30, 2009	Quarter Ended Sep. 30, 2009	Nine Months Ended Sep. 30, 2009

Cross-currency swap	($20)	($22)	($16)	($14)	(4)
Foreign exchange contracts		6	4	7	(5)
Commodity contracts	5	5	(26)	(61)	(6)

Total	($15)	($11)	($38)	($68)

(1)

Within the Statement of Operations for the nine months ended September 30, 2010, $14 was credited to translation and foreign exchange. During the three months ended September 30, 2010, $27 was charged to translation and foreign exchange.

(2)

Within the Statement of Operations for the nine months ended September 30, 2010, $1 was credited to net sales and $2 was credited to cost of products sold. During the three months ended September 30, 2010, $1 was charged to net sales and $1 was credited to cost of products sold.

(3)

Within the Statement of Operations for the nine months ended September 30, 2010, $6 was credited to cost of products sold and for the three and nine months ended September 30, 2010 $2 was charged to income tax expense.

(4)

Within the Statement of Operations for the nine months ended September 30, 2009, $20 was charged to translation and foreign exchange and $6 was credited to interest expense. During the three months ended September 30, 2009, $16 was charged to translation and foreign exchange.

(5)

Within the Statement of Operations for the nine months ended September 30, 2009, $2 was credited to net sales and $5 was credited to cost of products sold. During the three months ended September 30, 2009, $4 was credited to net sales.

(6)

Within the Statement of Operations for the nine months ended September 30, 2009, $81 was charged to cost of products sold and $20 was credited to income tax expense. During the three months ended September 30, 2009, $31 was charged to cost of products sold and $5 was credited to income tax expense.

During the twelve months ending September 30, 2011, a net gain of $25 ($19, net of tax) is expected to be reclassified to earnings. The actual amount that will be reclassified may differ from this amount due to changing market conditions. No amounts were reclassified during the three and nine months ended September 30, 2010 and 2009 in connection with anticipated transactions that were no longer considered probable and the ineffective portion recorded in earnings was less than $1.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items. Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three and nine months ended September 30, 2010. The U.S. dollar-equivalent notional value of foreign exchange contracts designated as fair value hedges at September 30, 2010 and December 31, 2009 was $332 and $114.

Crown Holdings, Inc.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated or did not qualify for hedge accounting; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes in remeasurement of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments. The aggregate U.S dollar-equivalent notional value of these contracts at September 30, 2010 and December 31, 2009 was $652 and $575.

The impact on earnings of foreign exchange contracts designated as fair value hedges was a gain of $10 and a gain of $2 for the three and nine months ended September 30, 2010 and a gain of less than $1 for each of the three and nine months ended September 30, 2009. The impact on earnings of foreign exchange contracts not designated as hedges was a loss of $8 and a gain of $17 for the three and nine months ended September 30, 2010 and losses of $6 and $52 for the three and nine months ended September 30, 2009. These items were reported as translation and foreign exchange and were offset by changes in the fair value of the related hedged items.

The fair values of outstanding derivative instruments in the Consolidated Balance Sheet at September 30, 2010 and December 31, 2009 were:

	September 30, 2010		December 31, 2009
Assets
Derivatives designated as hedges:
Foreign exchange	$18	(7)	$4	(7)
Commodities	42	(8)	31	(8)

Derivatives not designated as hedges:
Foreign exchange	24	(7)	10	(7)

Total	$84		$45

Liabilities
Derivatives designated as hedges:
Cross-currency swaps	$38	(9)	$49	(9)
Foreign exchange	18	(9)	4	(9)
Commodities	2	(9)	1	(9)

Derivatives not designated as hedges:
Foreign exchange	11	(9)	13	(9)

Total	$69		$67

(7)	Reported in other current assets.
(8)	$26 and $14 reported in other current assets at September 30, 2010 and December 31, 2009 and $16 and $17 reported in other non-current assets at September 30, 2010 and December 31, 2009.
(9)	Reported in accounts payable and accrued liabilities.

Crown Holdings, Inc.

H.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the nine months ended September 30, 2010 and 2009, respectively, were as follows:

	Termination benefits	Other exit costs	Asset writedowns	Total

Balance at January 1, 2009	$11	$1		$12
Provision	37	3	$2	42
Payments	(8)	(3)		(11)
Reclassified to other accounts	(11)		(2)	(13)
Foreign currency translation and other	1			1

Balance at September 30, 2009	$30	$1	$0	$31

Balance at January 1, 2010	$25	$0	$0	$25
Provision	23	8	10	41
Payments	(12)	(7)		(19)
Reclassified to other accounts	(5)		(10)	(15)

Balance at September 30, 2010	$31	$1	$0	$32

The provision of $41 in 2010 included $10 for asset writedowns, $5 for pension and postretirement plan curtailment charges and $5 for severance costs related to the closure of a Canadian plant in the Company’s North America Food segment, $5 for strip and clean costs from prior restructuring actions in the Company’s North America Food segment, $13 for severance costs covering administrative headcount reductions in the Company’s European division and $3 for other related costs.

In connection with the closure of the Canadian plant in 2010, the Company expects to incur future additional charges of approximately $21 including $17 for pension settlements when the Company receives regulatory approval and settles these obligations. The Company expects the total cash cost of the closure to be $16 including $8 for the pension settlement.

In connection with prior restructuring actions in Canada, the Company expects to incur future additional charges of approximately $38 including $33 for pension settlements when the Company receives regulatory approval and settles these obligations and $5 for strip and clean costs. The Company expects the total cash cost of these prior restructuring actions to be $12 including $7 for the pension settlement.

The provision of $42 in 2009 included $20 for the closure of two food can plants and an aerosol plant in Canada, $19 for severance costs covering headcount reductions in the Company’s European division and $3 for costs related to a prior restructuring action in Canada.

I.	Debt

In June 2010, the Company amended its existing senior secured credit facilities to extend the maturity date of its revolving facilities and increase from $800 to $1,200 the aggregate principal amount available thereunder. The Company’s amended senior secured credit facilities now include new revolving facilities that mature on June 15, 2015 as well as the existing term loan facilities, which mature on November 15, 2012. The new revolving credit facilities are subject to a pricing grid and have an initial pricing of 2.25% above Libor or Euribor, respectively.

Lenders under the new senior secured revolving credit facilities include certain lenders under the existing senior secured revolving credit facilities who elected to convert their commitments under the existing senior secured revolving credit facilities into commitments under the new senior secured revolving credit facilities, as well as new lenders. To the extent that lenders under the existing senior secured revolving credit facilities did not participate as lenders under the new senior secured revolving credit facilities, the existing senior secured revolving credit facilities remain outstanding, subject to their maturity on May 15, 2011. The available capacity under the existing revolving facilities is now $194. Prior to maturity of the existing revolving facilities, borrowings under the existing revolving facilities and the new revolving facilities are limited to $1,200 in the aggregate. At September 30, 2010, the Company had borrowings of $323 under its revolving credit facilities, of which $25 related to the facility that matures on May 15, 2011 and was classified as short-term debt. At September 30, 2010, the Company’s available borrowing capacity under the facilities was $804, equal to the facilities’ aggregate capacity of $1,200 less $323 of borrowings and $73 of outstanding letters of credit.

Crown Holdings, Inc.

In June 2010, the Company repaid $200 of its existing U.S. dollar term loan facility and the equivalent of $200 of its existing Euro loan facility.

In July 2010, the Company sold €500 principal amount of 7.125% senior unsecured notes due 2018. The notes were issued at par by Crown European Holdings SA, a wholly owned subsidiary of the Company. The notes are senior obligations of Crown European Holdings SA and are unconditionally guaranteed on a senior basis by the Company and each of the Company’s present and future U.S. subsidiaries that guarantees obligations under the Company’s credit facilities and, subject to applicable law, each of Crown European Holdings SA’s subsidiaries that guarantee obligations under the Company’s credit facilities.

In August 2010, the Company purchased through a tender offer €65 principal amount of Crown European Holdings SA’s €150 6.25% first priority senior secured notes due 2011. The Company also purchased €10 principal amount of the first priority senior secured notes in the first quarter of 2010. In August 2010, the Company redeemed all of the outstanding $200 principal amount of 7.625% senior notes due 2013 of Crown Americas LLC and Crown Americas Capital Corp., each a wholly-owned subsidiary of the Company. The Company recorded a loss from early extinguishments of debt of $16 primarily related to redemption premiums and the write-off of deferred financing fees.

The Company’s outstanding debt at September 30, 2010 and December 31, 2009 was as follows.

	Sep. 30 2010	Dec. 31 2009

Short-term debt	$299	$30

Long-term debt
Revolving credit facility borrowings	$298	$113
Senior secured notes:
Euro (€85 at September 30, 2010) 6.25% first priority due 2011	116	229
First priority term loans:
U.S. dollar at LIBOR plus 1.75% due 2012	150	350
Euro (€111 at September 30, 2010) at EURIBOR plus 1.75% due 2012	151	394
Senior notes and debentures:
U.S. dollar 7.625% due 2013		200
U.S. dollar 7.75% due 2015	600	600
U.S. dollar 7.625% due 2017	400	400
Euro (€500 at September 30, 2010) 7.125% first priority due 2018	682
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	132	82
Unamortized discounts	(13)	(14)

Total long-term debt	2,930	2,768
Less: current maturities	(156)	(29)

Total long-term debt, less current maturities	$2,774	$2,739

J.	Asbestos-Related Liabilities

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

On October 22, 2010, the Texas Supreme Court, in a 6-2 decision, reversed a lower court decision, Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas, which had upheld the dismissal of an asbestos-related case against Crown Cork. The Texas Supreme Court held that the Texas legislation was unconstitutional under the Texas Constitution when applied to asbestos-related claims pending against Crown Cork when the legislation was enacted in June of 2003. In the third quarter, the Company recorded a pre-tax charge of $15 including estimated legal fees to increase its accrual for asbestos related costs for claims pending in Texas on June 11, 2003. The Company believes that the decision of the Texas Supreme Court is limited to retroactive application of the Texas legislation to asbestos-related cases that were pending against Crown Cork in Texas on June 11, 2003 and therefore continues to assign no value to claims filed after June 11, 2003.

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

Crown Holdings, Inc.

With respect to claimants alleging first exposure to asbestos before or during 1964, the Company does not include in its accrual any amounts for settlements in states where the Company’s liability is limited by statute.

With respect to post-1964 claims, regardless of the existence of asbestos legislation, the Company does not include in its accrual any amounts for settlement of these claims because of increased difficulty of establishing identification of relevant insulation products as the cause of injury. Given our settlement experience with post-1964 claims, we do not believe that an adverse ruling in the Texas or Pennsylvania asbestos litigation cases, or in any other state that has enacted asbestos legislation, would have a material adverse impact on the Company with respect to such claims.

Of the approximately 50,000 claims outstanding at the end of 2009, 2008 and 2007 approximately 16%, 15% and 15%, respectively, relate to claims alleging serious diseases (primarily mesothelioma and other malignancies).

During the nine months ended September 30, 2010, Crown Cork received approximately 1,800 new claims, settled or dismissed approximately 1,300 claims for a total of $7, and had approximately 49,500 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods. The outstanding claims at September 30, 2010 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. The outstanding claims at September 30, 2010 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

As of September 30, 2010, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $231, including $166 for unasserted claims and $1 for committed settlements that will be paid over time. The Company’s accrual includes estimates for probable costs for claims through the year 2019. Potential estimated additional claims costs of $38 beyond 2019 have not been included in the Company’s accrual, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against us. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2010.

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

Crown Holdings, Inc.

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

The Company is subject to antitrust investigations in Europe. In August 2010, the Spanish National Antitrust Commission issued a Proposal for Resolution (Propuesta de Resolución) alleging that Crown European Holdings SA, a wholly-owned subsidiary of the Company, and one of its subsidiaries violated Spanish and European competition law by coordinating certain commercial terms and exchanging information with competitors in Spain. The Proposal for Resolution does not constitute a decision on the merits and was replied to by the Company. The investigation phase of the proceeding has now ended and the proceeding has entered the resolution phase before the Board of the Spanish National Antitrust Commission. If the Antitrust Commission finds that the Company’s subsidiaries violated competition law, the Antitrust Commission has the authority to levy fines. The Company believes that the allegations in Spain are without merit and intends to defend its position vigorously. However, the Company is unable to predict the ultimate outcome of the investigation or their impact on the Company. The Company expects that a final decision from the Board of Spanish National Antitrust Commission may be issued by February 2011. This decision would be subject to appeal to the Spanish courts.

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

In January 2010, the Company received a net one time payment of $20 as part of an overall resolution of a long-time dispute unrelated to the Company’s ongoing operations and recorded a gain of $20 in the first quarter of 2010 within selling and administrative expense.

At September 30, 2010, the Company had certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits, the maximum potential amount of future liability was $16. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 2010, the Company also had guarantees of $32 related to the residual values of leased assets.

Crown Holdings, Inc.

L.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the periods ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income attributable to Crown Holdings	$126	$108	$279	$253

Weighted average shares outstanding:
Basic	159.2	159.2	160.3	158.9
Add: dilutive stock options and restricted stock	2.5	2.9	2.4	2.8

Diluted	161.7	162.1	162.7	161.7

Basic earnings per share	$0.79	$0.68	$1.74	$1.59

Diluted earnings per share	$0.78	$0.67	$1.71	$1.56

Excluded from the computation of diluted earnings per share were common shares contingently issuable upon the exercise of outstanding stock options, amounting to 0.2 million shares and 2.3 million shares for the three and nine months ended September 30, 2010 and 3.3 million shares and 3.6 million shares for the same periods in 2009 because the effect would have been antidilutive.

M.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits – U.S. Plans	2010	2009	2010	2009

Service cost	$3	$2	$7	$6
Interest cost	18	20	54	60
Expected return on plan assets	(20)	(18)	(60)	(53)
Recognized prior service cost		1	1	2
Recognized net loss	16	20	50	59

Net periodic cost	$17	$25	$52	$74

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits – Non-U.S. Plans	2010	2009	2010	2009

Service cost	$7	$6	$20	$15
Interest cost	39	38	115	108
Expected return on plan assets	(45)	(43)	(133)	(120)
Recognized prior service credit	(2)	(1)	(4)	(4)
Recognized net loss	10	7	33	21
Curtailment		11	5	11

Net periodic cost	$9	$18	$36	$31

Crown Holdings, Inc.

	Three Months Ended September 30		Nine Months Ended September 30
Other Postretirement Benefits	2010	2009	2010	2009

Service cost	$2	$2	$6	$6
Interest cost	7	7	22	22
Recognized prior service credit	(5)	(6)	(16)	(17)
Recognized net loss		2	5	6
Curtailment		1		1

Net periodic cost	$4	$6	$17	$18

N.	Income Taxes

During the nine months ended September 30, 2010, the Company recorded net tax charges of $143 on pre-tax income of $515 for an effective rate of 28%. The difference between pre-tax income at the statutory rate of 35%, or $180, and the tax charge of $143 is primarily explained as follows: $42 of decrease from lower tax rates in non-U.S. jurisdictions, $10 of decrease due to valuation allowance adjustments and $7 of decrease for the nontaxable settlement benefit of a legal dispute unrelated to the Company’s ongoing operations, partially offset by $7 of increase to recognize the tax impact of the new U.S. health care legislation, $3 of increase due to foreign tax law changes, $7 of increase to the valuation allowance in Canada for the tax benefit of current year losses that are not expected to be realized and $5 of increase due to other net differences.

During the three months ended September 30, 2010, the Company recorded net tax charges of $47 on pre-tax income of $208 for an effective rate of 23%. The difference between pre-tax income at the U.S. statutory rate of 35%, or $73, and the tax charge of $47 is primarily explained as follows: $18 of decrease from lower tax rates in non-U.S. jurisdictions and $10 of decrease due to valuation allowance adjustments partially offset by $2 of increase due to foreign tax law changes.

The $10 of valuation allowance adjustments includes releases of valuation allowance of $8 in Belgium and $2 in the Netherlands.

During the third quarter of 2010, the Company released $8 of valuation allowance for a Belgian subsidiary based on projections of future taxable income. The subsidiary generated positive income in 2009 and through September 30, 2010 and is projecting positive income in future years sufficient to realize the deferred tax assets. The deferred tax assets are primarily tax loss carryforwards that do not expire. The Company continues to maintain a valuation allowance of $13 for deferred tax assets in a dormant entity in Belgium that the Company does not believe at this time it will be able to utilize.

During the third quarter of 2010, the Company released $2 of valuation allowance for a Dutch subsidiary based on projections of future taxable income. The subsidiary generated positive income in 2009 and through September 30, 2010 and is projecting positive income in future years sufficient to realize the deferred tax assets. The Company continues to maintain a valuation allowance of $9 for tax loss carryforwards that expire in 2014 and that the Company does not believe at this time it will be able to utilize.

O.	Purchase of Noncontrolling Interests

In September 2010, the Company acquired from affiliates of Swire Pacific Limited their approximately 45% interest in the holding company for Crown’s four joint venture facilities in China and their 49% interest in the holding company for Crown’s joint venture facility in Hanoi, Vietnam for an aggregate purchase price of $150. The holding companies are now wholly-owned subsidiaries of Crown.

In September 2010, the Company acquired an additional ownership in its beverage can business in Greece for $13. The Company now owns approximately 85% of its beverage can business in Greece. Also in September 2010, the Company submitted a tender offer for the remaining ownership interests in its beverage can business in Greece. There can be no assurances that the tender offer will be consummated upon the terms or timing of the offer as currently contemplated, if at all. Also during the quarter, the Company increased its ownership interests in affiliates in Vietnam (Dong Nai) and Senegal to 92% and 100%, respectively, for an aggregate purchase price of $5.

Crown Holdings, Inc.

The excess of the purchase price over the carrying amount of the noncontrolling interests has been recognized in equity.

P.	Accelerated Share Repurchase

In August 2010, the Company entered into an agreement with Citigroup to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 3,182,461 shares, initially estimated to be approximately 90 percent of the shares to be repurchased, from Citigroup for $100. The final number of shares to be repurchased and the aggregate cost to the Company will be based on the Company’s volume-weighted average stock price during the term of the transaction. At termination of the transaction, the Company may receive additional shares or may be required to pay a price adjustment based on the volume-weighted average stock price. The Company may elect to settle the price adjustment, if any, in shares or in cash.

Q.	Segment Information

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

The tables below present information about operating segments for the three and nine months ended September 30, 2010 and 2009:

	External Sales		External Sales
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Americas Beverage	$547	$483	$1,576	$1,370
North America Food	275	313	686	760
European Beverage	411	427	1,164	1,219
European Food	558	647	1,383	1,502
European Specialty Packaging	108	116	296	305

Total reportable segments	1,899	1,986	5,105	5,156

Non-reportable segments	306	296	887	865

Total	$2,205	$2,282	$5,992	$6,021

	Segment Income		Segment Income
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Americas Beverage	$74	$59	$204	$162
North America Food	42	52	91	99
European Beverage	70	74	197	219
European Food	83	85	182	208
European Specialty Packaging	12	10	23	19

Total reportable segments	$281	$280	$697	$707

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three and nine months ended September 30, 2010 and 2009 follows:

	Segment Income		Segment Income
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Segment income of reportable segments	$281	$280	$697	$707
Segment income of non-reportable segments	57	46	149	134
Corporate and unallocated items	(43)	(56)	(140)	(172)
Provision for asbestos	(15)		(15)
Provision for restructuring	(17)	(40)	(41)	(42)
Asset impairments and sales	11	1	18	2
Loss from early extinguishments of debt	(16)	(27)	(16)	(27)
Interest expense	(55)	(66)	(147)	(189)
Interest income	3	1	6	4
Translation and foreign exchange	2	5	4	1

Income before income taxes and equity earnings	$208	$144	$515	$418

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

R.	Subsequent Event

In October 2010, the Company amended its prescription drug benefits plan. Effective January 1, 2011, the Company will no longer provide prescription drug coverage to Medicare-eligible retirees. As a result of the amendment, the Company will reduce its postretirement benefit liability by approximately $100. The benefit of the amendment will be amortized in the Company’s Consolidated Statements of Operations in future periods.

Crown Holdings, Inc.

S.	Condensed Combining Financial Information

Crown European Holdings SA (Issuer), a 100% owned subsidiary of the Company, has outstanding first priority senior secured notes and senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:

•	statements of operations for the three and nine months ended September 30, 2010 and 2009,

•	balance sheets as of September 30, 2010 and December 31, 2009, and

•	statements of cash flows for the nine months ended September 30, 2010 and 2009 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,256	$949		$2,205
Cost of products sold, excluding depreciation and amortization		$(4)	1,027	765		1,788
Depreciation and amortization			21	19		40

Gross profit		4	208	165		377

Selling and administrative expense			62	20		82
Provision for asbestos			15			15
Provision for restructuring			17			17
Asset impairments and sales		(1)	(12)	2		(11)
Loss from early extinguishments of debt		5	11			16
Net interest expense		14	34	4		52
Technology royalty			(11)	11
Translation and foreign exchange				(2)		(2)

Income/(loss) before income taxes		(14)	92	130		208
Provision for income taxes			10	37		47
Equity earnings in affiliates	$126	92	44		$(262)

Net income	126	78	126	93	(262)	161
Net income attributable to noncontrolling interests				(35)		(35)

Net income attributable to Crown Holdings	$126	$78	$126	$58	$(262)	$126

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,281	$1,001		$2,282
Cost of products sold, excluding depreciation and amortization		$(3)	1,059	812		1,868
Depreciation and amortization			25	24		49

Gross profit		3	197	165		365

Selling and administrative expense			68	27		95
Provision for restructuring			26	14		40
Asset impairments and sales			(1)			(1)
Loss from early extinguishments of debt		17	10			27
Net interest expense		4	54	7		65
Technology royalty			(12)	12
Translation and foreign exchange		1	(3)	(3)		(5)

Income/(loss) before income taxes		(19)	55	108		144
Provision/(benefit) for income taxes			(21)	24		3
Equity earnings in affiliates	$108	118	32		$(258)

Net income	108	99	108	84	(258)	141
Net income attributable to noncontrolling interests				(33)		(33)

Net income attributable to Crown Holdings	$108	$99	$108	$51	$(258)	$108

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$3,464	$2,528		$5,992
Cost of products sold, excluding depreciation and amortization		$(10)	2,878	2,034		4,902
Depreciation and amortization			66	62		128

Gross profit		10	520	432		962

Selling and administrative expense		(1)	183	74		256
Provision for asbestos			15			15
Provision for restructuring			41			41
Asset impairments and sales			(14)	(4)		(18)
Loss from early extinguishments of debt		5	11			16
Net interest expense		18	112	11		141
Technology royalty			(27)	27
Translation and foreign exchange			(2)	(2)		(4)

Income/(loss) before income taxes		(12)	201	326		515
Provision for income taxes			69	74		143
Equity earnings in affiliates	$279	199	147		$(625)

Net income	279	187	279	252	(625)	372
Net income attributable to noncontrolling interests				(93)		(93)

Net income attributable to Crown Holdings	$279	$187	$279	$159	$(625)	$279

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$3,460	$2,561		$6,021
Cost of products sold, excluding depreciation and amortization		$(8)	2,878	2,066		4,936
Depreciation and amortization			73	69		142

Gross profit		8	509	426		943

Selling and administrative expense		(2)	202	74		274
Provision for restructuring			28	14		42
Asset impairments and sales			(2)			(2)
Loss from early extinguishments of debt		17	10			27
Net interest expense		18	150	17		185
Technology royalty			(29)	29
Translation and foreign exchange		5	(5)	(1)		(1)

Income/(loss) before income taxes		(30)	155	293		418
Provision for income taxes			7	64		71
Equity earnings/(loss) in affiliates	$253	243	105		$(605)	(4)

Net income	253	213	253	229	(605)	343
Net income attributable to noncontrolling interests				(90)		(90)

Net income attributable to Crown Holdings	$253	$213	$253	$139	$(605)	$253

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$39	$376		$415
Receivables, net		$80	218	976		1,274
Intercompany receivables		1	106	69	$(176)
Inventories			573	495		1,068
Prepaid expenses and other current assets	$1	20	70	31		122

Total current assets	1	101	1,006	1,947	(176)	2,879

Intercompany debt receivables		1,458	2,793	340	(4,591)
Investments	402	3,041	(408)		(3,035)
Goodwill			1,416	582		1,998
Property, plant and equipment, net			617	907		1,524
Other non-current assets		17	702	26		745

Total	$403	$4,617	$6,126	$3,802	$(7,802)	$7,146

Liabilities and equity
Current liabilities
Short-term debt		$34	$30	$235		$299
Current maturities of long-term debt		120	5	31		156
Accounts payable and accrued liabilities	$18	64	1,075	817		1,974
Intercompany payables		3	66	107	$(176)

Total current liabilities	18	221	1,176	1,190	(176)	2,429

Long-term debt, excluding current maturities		829	1,848	97		2,774
Long-term intercompany debt	246	2,437	1,372	536	(4,591)
Postretirement and pension liabilities			993	18		1,011
Other non-current liabilities			334	131		465
Commitments and contingent liabilities

Noncontrolling interests			1	327		328
Crown Holdings shareholders’ equity	139	1,130	402	1,503	(3,035)	139

Total equity	139	1,130	403	1,830	(3,035)	467

Total	$403	$4,617	$6,126	$3,802	$(7,802)	$7,146

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$14	$(4)	$166	$(137)		$39

Cash flows from investing activities
Capital expenditures			(43)	(144)		(187)
Intercompany investing activities		(190)	433	35	$(278)
Proceeds from sale of property, plant and equipment			9	11		20
Other			1	2		3

Net cash provided by/(used for) investing activities		(190)	400	(96)	(278)	(164)

Cash flows from financing activities
Proceeds from long-term debt		650		68		718
Payments of long-term debt		(301)	(401)	(12)		(714)
Net change in revolving credit facility and short-term debt		31	212	205		448
Net change in long-term intercompany balances	85	34	(379)	260
Common stock issued	6					6
Common stock repurchased	(105)					(105)
Purchase of noncontrolling interests				(168)		(168)
Dividends paid		(211)		(67)	278
Dividends paid to noncontrolling interests				(77)		(77)
Other		(14)	(8)			(22)

Net cash provided by/(used for) financing activities	(14)	189	(576)	209	278	86

Effect of exchange rate changes on cash and cash equivalents				(5)		(5)

Net change in cash and cash equivalents		(5)	(10)	(29)		(44)

Cash and cash equivalents at January 1		5	49	405		459

Cash and cash equivalents at September 30	$0	$0	$39	$376	$0	$415

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

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•	statements of operations for the three and nine months ended September 30, 2010 and 2009,

•	balance sheets as of September 30, 2010 and December 31, 2009, and

•	statements of cash flows for the nine months ended September 30, 2010 and 2009 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$2,205		$2,205
Cost of products sold, excluding depreciation and amortization			1,788		1,788
Depreciation and amortization			40		40

Gross profit			377		377

Selling and administrative expense		$2	80		82
Provision for asbestos		15			15
Provision for restructuring			17		17
Asset impairments and sales			(11)		(11)
Loss from early extinguishments of debt			16		16
Net interest expense		20	32		52
Translation and foreign exchange			(2)		(2)

Income/(loss) before income taxes		(37)	245		208
Provision for/(benefit from) income taxes		(2)	49		47
Equity earnings in affiliates	$126	161		$(287)

Net income	126	126	196	(287)	161
Net income attributable to noncontrolling interests			(35)		(35)

Net income attributable to Crown Holdings	$126	$126	$161	$(287)	$126

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2009

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$2,282		$2,282
Cost of products sold, excluding depreciation and amortization			1,868		1,868
Depreciation and amortization			49		49

Gross profit			365		365

Selling and administrative expense		$2	93		95
Provision for restructuring			40		40
Asset impairments and sales			(1)		(1)
Loss from early extinguishments of debt		6	21		27
Net interest expense		22	43		65
Translation and foreign exchange			(5)		(5)

Income/(loss) before income taxes		(30)	174		144
Provision for/(benefit from) income taxes		(12)	15		3
Equity earnings/(loss) in affiliates	$108	126	(1)	$(233)

Net income	108	108	158	(233)	141
Net income attributable to noncontrolling interests			(33)		(33)

Net income attributable to Crown Holdings	$108	$108	$125	$(233)	$108

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$5,992		$5,992
Cost of products sold, excluding depreciation and amortization			4,902		4,902
Depreciation and amortization			128		128

Gross profit			962		962

Selling and administrative expense		$(14)	270		256
Provision for asbestos		15			15
Provision for restructuring			41		41
Asset impairments and sales			(18)		(18)
Loss from early extinguishments of debt			16		16
Net interest expense		62	79		141
Translation and foreign exchange			(4)		(4)

Income/(loss) before income taxes		(63)	578		515
Provision for/(benefit from) income taxes		(2)	145		143
Equity earnings in affiliates	$279	340		$(619)

Net income	279	279	433	(619)	372
Net income attributable to noncontrolling interests			(93)		(93)

Net income attributable to Crown Holdings	$279	$279	$340	$(619)	$279

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2009

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$6,021		$6,021
Cost of products sold, excluding depreciation and amortization			4,936		4,936
Depreciation and amortization			142		142

Gross profit			943		943

Selling and administrative expense		$8	266		274
Provision for restructuring			42		42
Asset impairments and sales			(2)		(2)
Loss from early extinguishments of debt		6	21		27
Net interest expense		63	122		185
Translation and foreign exchange			(1)		(1)

Income/(loss) before income taxes		(77)	495		418
Provision for/(benefit from) income taxes		(30)	101		71
Equity earnings/(loss) in affiliates	$253	300	(5)	$(552)	(4)

Net income	253	253	389	(552)	343
Net income attributable to noncontrolling interests			(90)		(90)

Net income attributable to Crown Holdings	$253	$253	$299	$(552)	$253

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents			$415		$415
Receivables, net			1,274		1,274
Inventories			1,068		1,068
Prepaid expenses and other current assets	$1		121		122

Total current assets	1		2,878		2,879

Intercompany debt receivables			864	$(864)
Investments	402	$1,202		(1,604)
Goodwill			1,998		1,998
Property, plant and equipment, net			1,524		1,524
Other non-current assets		514	231		745

Total	$403	$1,716	$7,495	$(2,468)	$7,146

Liabilities and equity
Current liabilities
Short-term debt			$299		$299
Current maturities of long-term debt			156		156
Accounts payable and accrued liabilities	$18	$41	1,915		1,974

Total current liabilities	18	41	2,370		2,429

Long-term debt, excluding current maturities		412	2,362		2,774
Long-term intercompany debt	246	618		$(864)
Postretirement and pension liabilities			1,011		1,011
Other non-current liabilities		243	222		465
Commitments and contingent liabilities

Noncontrolling interests			328		328
Crown Holdings shareholders’ equity	139	402	1,202	(1,604)	139

Total equity	139	402	1,530	(1,604)	467

Total	$403	$1,716	$7,495	$(2,468)	$7,146

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net cash provided by operating activities	$14	$1	$24		$39

Cash flows from investing activities
Capital expenditures			(187)		(187)
Proceeds from sale of property, plant and equipment.			20		20
Intercompany investing activities		46		$(46)
Other			3		3

Net cash provided by/(used for) investing activities		46	(164)	(46)	(164)

Cash flows from financing activities
Proceeds from long-term debt			718		718
Payments of long-term debt			(714)		(714)
Net change in revolving credit facility and short-term debt			448		448
Net change in long-term intercompany balances	85	(47)	(38)
Common stock issued	6				6
Common stock repurchased	(105)				(105)
Purchase of noncontrolling interests			(168)		(168)
Dividends paid			(46)	46
Dividend paid to noncontrolling interests			(77)		(77)
Other			(22)		(22)

Net cash provided by/(used for) financing activities	(14)	(47)	101	46	86

Effect of exchange rate changes on cash and cash equivalents			(5)		(5)

Net change in cash and cash equivalents			(44)		(44)

Cash and cash equivalents at January 1			459		459

Cash and cash equivalents at September 30	$0	$0	$415	$0	$415

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2009

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$7	$(25)	$198		$180

Cash flows from investing activities
Capital expenditures			(108)		(108)
Proceeds from sale of property, plant and equipment			2		2
Other		36	(4)	$(36)	(4)

Net cash provided by/(used for) investing activities		36	(110)	(36)	(110)

Cash flows from financing activities
Proceeds from long-term debt			399		399
Payments of long-term debt		(200)	(377)		(577)
Net change in revolving credit facility and short-term debt			7		7
Net change in long-term intercompany balances	(12)	189	(177)
Common stock issued	9				9
Common stock repurchased	(4)				(4)
Dividends paid			(36)	36
Dividend paid to noncontrolling interests			(53)		(53)
Other			(17)		(17)

Net cash used for financing activities	(7)	(11)	(254)	36	(236)

Effect of exchange rate changes on cash and cash equivalents			8		8

Net change in cash and cash equivalents			(158)		(158)

Cash and cash equivalents at January 1			596		596

Cash and cash equivalents at September 30	$0	$0	$438	$0	$438

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. and Crown Americas Capital Corp. II (collectively, the Issuers), 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations for the three and nine months ended September 30, 2010 and 2009,

•	balance sheets as of September 30, 2010 and December 31, 2009, and

•	statements of cash flows for nine months ended September 30, 2010 and 2009 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$612	$1,593		$2,205
Cost of products sold, excluding depreciation and amortization			503	1,285		1,788
Depreciation and amortization			10	30		40

Gross profit			99	278		377

Selling and administrative expense		$2	28	52		82
Provision for asbestos			15			15
Provision for restructuring				17		17
Asset impairments and sales		(2)	2	(11)		(11)
Loss from early extinguishments of debt		11		5		16
Net interest expense		10	24	18		52
Technology royalty			(13)	13
Translation and exchange				(2)		(2)

Income/(loss) before income taxes		(21)	43	186		208
Provision for/(benefit from) income taxes		(8)	13	42		47
Equity earnings in affiliates	$126	59	96		$(281)

Net income	126	46	126	144	(281)	161
Net income attributable to noncontrolling interests				(35)		(35)

Net income attributable to Crown Holdings	$126	$46	$126	$109	$(281)	$126

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$614	$1,668		$2,282
Cost of products sold, excluding depreciation and amortization			517	1,351		1,868
Depreciation and amortization			11	38		49

Gross profit			86	279		365

Selling and administrative expense		$2	32	61		95
Provision for restructuring				40		40
Asset impairments and sales				(1)		(1)
Loss from early extinguishments of debt		5	5	17		27
Net interest expense		14	30	21		65
Technology royalty			(16)	16
Translation and foreign exchange				(5)		(5)

Income/(loss) before income taxes		(21)	35	130		144
Provision for/(benefit from) income taxes		(8)	22	(11)		3
Equity earnings in affiliates	$108	39	95		$(242)

Net income	108	26	108	141	(242)	141
Net income attributable to noncontrolling interests				(33)		(33)

Net income attributable to Crown Holdings	$108	$26	$108	$108	$(242)	$108

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,731	$4,261		$5,992
Cost of products sold, excluding depreciation and amortization			1,448	3,454		4,902
Depreciation and amortization			30	98		128

Gross profit			253	709		962

Selling and administrative expense		$3	83	170		256
Provision for asbestos			15			15
Provision for restructuring				41		41
Asset impairments and sales		(2)	2	(18)		(18)
Loss from early extinguishments of debt		11		5		16
Net interest expense		28	74	39		141
Technology royalty			(32)	32
Translation and foreign exchange				(4)		(4)

Income/(loss) before income taxes		(40)	111	444		515
Provision for/(benefit from) income taxes		(15)	57	101		143
Equity earnings in affiliates	$279	125	225		$(629)

Net income	279	100	279	343	(629)	372
Net income attributable to noncontrolling interests				(93)		(93)

Net income attributable to Crown Holdings	$279	$100	$279	$250	$(629)	$279

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,699	$4,322		$6,021
Cost of products sold, excluding depreciation and amortization			1,458	3,478		4,936
Depreciation and amortization			33	109		142

Gross profit			208	735		943

Selling and administrative expense		$4	100	170		274
Provision for restructuring				42		42
Asset impairments and sales			(1)	(1)		(2)
Loss from early extinguishments of debt		5	5	17		27
Net interest expense		36	86	63		185
Technology royalty			(38)	38
Translation and foreign exchange				(1)		(1)

Income/(loss) before income taxes		(45)	56	407		418
Provision for/(benefit from) income taxes		(17)	49	39		71
Equity earnings/(loss) in affiliates	$253	65	246		$(568)	(4)

Net income	253	37	253	368	(568)	343
Net income attributable to noncontrolling interests				(90)		(90)

Net income attributable to Crown Holdings	$253	$37	$253	$278	$(568)	$253

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$20	$1	$394		$415
Receivables, net		1	8	1,265		1,274
Intercompany receivables			59	12	$(71)
Inventories			265	803		1,068
Prepaid expenses and other current assets	$1	1	7	113		122

Total current assets	1	22	340	2,587	(71)	2,879

Intercompany debt receivables		1,300	1,213	262	(2,775)
Investments	402	1,149	692		(2,243)
Goodwill			453	1,545		1,998
Property, plant and equipment, net		1	285	1,238		1,524
Other non-current assets		27	511	207		745

Total	$403	$2,499	$3,494	$5,839	$(5,089)	$7,146

Liabilities and equity
Current liabilities
Short-term debt		$25		$274		$299
Current maturities of long-term debt		4	$1	151		156
Accounts payable and accrued liabilities	$18	42	339	1,575		1,974
Intercompany payables			12	59	$(71)

Total current liabilities	18	71	352	2,059	(71)	2,429

Long-term debt, excluding current maturities		1,397	413	964		2,774
Long-term intercompany debt	246	718	1,342	469	(2,775)
Postretirement and pension liabilities			705	306		1,011
Other non-current liabilities			280	185		465
Commitments and contingent liabilities

Noncontrolling interests				328		328
Crown Holdings shareholders’ equity	139	313	402	1,528	(2,243)	139

Total equity	139	313	402	1,856	(2,243)	467

Total	$403	$2,499	$3,494	$5,839	$(5,089)	$7,146

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$14	$7	$167	$(149)		$39

Cash flows from investing activities
Capital expenditures			(20)	(167)		(187)
Proceeds from sale of property, plant and equipment			1	19		20
Intercompany investing activities		2	15	35	$(52)
Other, net			1	2		3

Net cash provided by/(used for) investing activities		2	(3)	(111)	(52)	(164)

Cash flows from financing activities
Proceeds from long-term debt				718		718
Payments of long-term debt		(400)	(1)	(313)		(714)
Net change in revolving credit facility and short-term debt		205		243		448
Net change in long-term intercompany balances	85	189	(163)	(111)
Common stock issued	6					6
Common stock repurchased	(105)					(105)
Purchase of noncontrolling interest				(168)		(168)
Dividends paid				(52)	52
Dividends paid to noncontrolling interests				(77)		(77)
Other		(10)		(12)		(22)

Net cash provided by/(used for) financing activities	(14)	(16)	(164)	228	52	86

Effect of exchange rate changes on cash and cash equivalents				(5)		(5)

Net change in cash and cash equivalents		(7)		(37)		(44)

Cash and cash equivalents at January 1		27	1	431		459

Cash and cash equivalents at September 30	$0	$20	$1	$394	$0	$415

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

(in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and nine months ended September 30, 2010 compared to the corresponding periods in 2009 and the changes in financial condition and liquidity from December 31, 2009. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

The Company’s principal areas of focus include improving segment income and cash flow from operations. Segment income is a non-GAAP measure defined by the Company as gross profit less selling and administrative expenses. See Note Q to the consolidated financial statements for information regarding segment income.

Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. Key strategies for expanding sales include targeting geographic markets with strong growth potential, such as Asia, South America, Eastern Europe and the Middle East, improving selling prices in certain product lines and developing innovative packaging products using proprietary technology. The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and other benefit costs.

The Company continues to consider opportunities to reduce leverage. The Company’s total debt of $3,229 at September 30, 2010 increased $4 from $3,225 at September 30, 2009, primarily due to the issuance of €500 principal amount of 7.125% senior unsecured notes due 2018 and incremental borrowings on the Company’s revolving credit facilities as described in Note I, for which a portion of the proceeds was used to repay borrowings, repurchase shares of the Company’s common stock as described in Note P and to purchase additional ownership interests in certain affiliates as described in Note O. In addition, total debt increased $246 due to new accounting guidance related to securitizations, partially offset by $30 of foreign currency translation.

The Company considers possible transactions such as acquisitions (which, if effected, may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $367 was available at September 30, 2010) and the Company is currently considering a potential acquisition and stock repurchases. Such transactions would be subject to compliance with the Company’s debt agreements. The Company also expects capital expenditures of approximately $300 in 2010, with particular focus on increasing beverage can production capacity in Asia and Brazil.

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

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

Net Sales

Net sales decreased from $2,282 in the third quarter of 2009 to $2,205 in the third quarter of 2010 primarily due to the pass-through of lower raw material costs and $59 from foreign currency translation, partially offset by an increase in global sales unit volumes. Net sales decreased from $6,021 for the first nine months of 2009 to $5,992 for the first nine months of 2010 primarily due to the pass-through of lower raw material costs, partially offset by an increase in global sales unit volumes and $3 from foreign currency translation. Approximately 71% of net sales were generated outside the U.S. in the first nine months of 2010 compared to 72% in the same 2009 period. Sales of beverage cans and ends accounted for 51.1% and sales of food cans and ends accounted for 31.4% of consolidated net sales in the first nine months of 2010 compared to 47.8% and 34.3%, respectively, in 2009.

Net sales in the Americas Beverage segment increased from $483 in the third quarter of 2009 to $547 in the third quarter of 2010, primarily due to an 11% increase in sales unit volumes and $5 from the impact of foreign currency translation. Net sales increased from $1,370 in the first nine months of 2009 to $1,576 in the first nine months of 2010, primarily due to a 9% increase in sales unit volumes and $36 from the impact of foreign currency translation.

Net sales in the North America Food segment decreased from $313 in the third quarter of 2009 to $275 in the third quarter of 2010, primarily due to the pass-through of lower raw material costs, partially offset by $2 from the impact of foreign currency translation and a 1% increase in sales unit volumes. Net sales decreased from $760 in the first nine months of 2009 to $686 in the first nine months of 2010, primarily due to the pass through of lower raw material costs and a 2% decrease in sales unit volumes, partially offset by $10 from the impact of foreign currency translation.

Net sales in the European Beverage segment decreased from $427 in the third quarter of 2009 to $411 in the third quarter of 2010, primarily due to the pass through of lower raw material costs and $20 from the impact of foreign currency translation, partially offset by an increase in sales unit volumes. Net sales decreased from $1,219 in the first nine months of 2009 to $1,164 in the first nine months of 2010, primarily due to the pass-through of lower raw material costs and $15 from the impact of foreign currency translation, partially offset by a 4% increase in sales unit volumes.

Net sales in the European Food segment decreased from $647 in the third quarter of 2009 to $558 in the third quarter of 2010, primarily due to the pass-through of lower raw material costs, $46 from the impact of foreign currency translation and a 3% decrease in sales unit volumes. Net sales decreased from $1,502 in the first nine months of 2009 to $1,383 in the first nine months of 2010, primarily due to the pass-through of lower raw material costs and $39 from the impact of foreign currency translation.

Net sales in the European Specialty Packaging segment decreased from $116 in the third quarter of 2009 to $108 in the third quarter of 2010, primarily due to the pass-through of lower raw material costs and $9 from the impact of foreign currency translation, partially offset by an increase in sales unit volumes. Net sales decreased from $305 in the first nine months of 2009 to $296 in the first nine months of 2010, primarily due to the pass-through of lower raw material costs and $8 from the impact of foreign currency translation, partially offset by an increase in sales unit volumes.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, decreased from $1,868 in the third quarter of 2009 to $1,788 in the third quarter of 2010 primarily due to lower raw material costs and $47 from the impact of foreign currency translation, partially offset by higher sales unit volumes.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Cost of products sold, excluding depreciation and amortization, decreased from $4,936 in the first nine months of 2009 to $4,902 in the first nine months of 2010 primarily due to lower raw material costs, partially offset by higher sales unit volumes and $10 from the impact of foreign currency translation.

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

Depreciation and Amortization

Depreciation and amortization was $40 and $128 in the third quarter and first nine months of 2010 compared to $49 and $142 in the prior year periods, primarily due to lower capital expenditures in recent years.

Selling and Administrative Expense

Selling and administrative expense was $82 in the third quarter of 2010 compared to $95 for the same period in 2009. The decrease in 2010 primarily reflects lower salary and benefit costs and also includes a reduction of $4 from foreign currency translation.

Selling and administrative expense was $256 in the first nine months of 2010 compared to $274 for the same period in 2009. The decrease in 2010 was primarily due to $20 from the settlement of a legal dispute unrelated to the Company’s ongoing operations and $2 from the impact of foreign currency translation.

Provision for Asbestos

During the third quarter and first nine months of 2010, the Company recorded a charge of $15 to increase its accrual for asbestos-related costs for claims in Texas that were pending on June 11, 2003 as further described in Note J to the consolidated financial statements. The Company anticipates that settlement of these claims will extend over a number of years.

Provision for Restructuring

The provision of $41 in 2010 included $10 for asset writedowns, $5 for pension and postretirement plan curtailment charges and $5 for severance costs related to the closure of a Canadian plant in the Company’s North America Food segment, $5 for strip and clean costs from prior restructuring actions in the Company’s North America Food segment, $13 for severance costs covering administrative headcount reductions in the Company’s European division and $3 for other related costs.

In connection with the closure of the Canadian plant in 2010, the Company expects to incur future additional charges of approximately $21 including $17 for pension settlements when the Company receives regulatory approval and settles these obligations. The Company expects the total cash cost of the closure to be $16 including $8 for the pension settlement.

In connection with prior restructuring actions in Canada, the Company expects to incur future additional charges of approximately $38 including $33 for pension settlements when the Company receives regulatory approval and settles these obligations and $5 for strip and clean costs. The Company expects the total cash cost of these prior restructuring actions to be $12 including $7 for the pension settlement.

The provision of $42 in 2009 included $20 for the closure of two food can plants and an aerosol plant in Canada, $19 for severance costs covering headcount reductions in the Company’s European division and $3 for costs related to a prior restructuring action in Canada.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Segment Income

Segment income in the Americas Beverage segment increased from $59 in the third quarter of 2009 to $74 in the third quarter of 2010 and from $162 in the first nine months of 2009 to $204 in the first nine months of 2010. The increases were primarily due to increased sales unit volumes in the U.S. and Brazil.

Segment income in the North America Food segment decreased from $52 in the third quarter of 2009 to $42 in the third quarter of 2010 and from $99 in the first nine months of 2009 to $91 in the first nine months of 2010. The decreases were primarily due to inventory holding gains from 2009 that did not recur in 2010.

Segment income in the European Beverage segment decreased from $74 in the third quarter of 2009 to $70 in the third quarter of 2010 primarily due to the impact of foreign currency translation. Segment income decreased from $219 in the first nine months of 2009 to $197 in the first nine months of 2010 primarily due to pricing adjustments including inventory holding gains from 2009 that did not recur in 2010.

Segment income in the European Food segment decreased from $85 in the third quarter of 2009 to $83 in the third quarter of 2010 and included $5 from the impact of foreign currency translation. Segment income decreased from $208 in the first nine months of 2009 to $182 in the first nine months of 2010 primarily due to inventory holding gains from 2009 that did not recur in 2010 and $5 from the impact of foreign currency translation.

Segment income in the European Specialty Packaging segment increased from $10 in the third quarter of 2009 to $12 in the third quarter of 2010 and increased from $19 in the first nine months of 2009 to $23 in the first nine months of 2010 primarily due to increased sales unit volumes and cost reductions, including plant operating efficiencies.

Interest Expense

Interest expense decreased from $66 in the third quarter of 2009 to $55 in the third quarter of 2010 and from $189 in the first nine months of 2009 to $147 for the same period in 2010 primarily due to lower average debt outstanding.

Taxes on Income

During the nine months ended September 30, 2010, the Company recorded net tax charges of $143 on pre-tax income of $515 for an effective rate of 28%. The difference between pre-tax income at the statutory rate of 35% or $180, and the tax charge of $143 is primarily explained as follows: $42 of decrease from lower tax rates in non-U.S. jurisdictions, $10 of decrease due to valuation allowance adjustments and $7 of decrease for the nontaxable settlement benefit of a legal dispute unrelated to the Company’s ongoing operations, partially offset by $7 of increase to recognize the tax impact of the new U.S. health care legislation, $3 of increase due to foreign tax law changes, $7 of increase to the valuation allowance in Canada for the tax benefit of current year losses that are not expected to be realized and $5 of increase due to other net differences.

During the three months ended September 30, 2010, the Company recorded net tax charges of $47 on pre-tax income of $208 for an effective rate of 23%. The difference between pre-tax income at the U.S. statutory rate of 35% or $73, and the tax charge of $47 is primarily explained as follows: $18 of decrease from lower tax rates in non-U.S. jurisdictions and $10 of decrease due to valuation allowance adjustments partially offset by $2 of increase due to foreign tax law changes.

The $10 of valuation allowance adjustments includes releases of valuation allowance of $8 in Belgium and $2 in the Netherlands.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

During the third quarter of 2010, the Company released $8 of valuation allowance for a Belgian subsidiary based on projections of future taxable income. The subsidiary generated positive income in 2009 and through September 30, 2010 and is projecting positive income in future years sufficient to realize the deferred tax assets. The deferred tax assets are primarily tax loss carryforwards that do not expire. The Company continues to maintain a valuation allowance of $13 for deferred tax assets in a dormant entity in Belgium that the Company does not believe at this time it will be able to utilize.

During the third quarter of 2010, the Company released $2 of valuation allowance for a Dutch subsidiary based on projections of future taxable income. The subsidiary generated positive income in 2009 and through September 30, 2010 and is projecting positive income in future years sufficient to realize the deferred tax assets. The Company continues to maintain a valuation allowance of $9 for tax loss carryforwards that expire in 2014 and that the Company does not believe at this time it will be able to utilize.

During the first quarter of 2010, the Company recorded a charge of $7 to recognize the tax impact of the new U.S. health care legislation on the company’s deferred taxes. Under the legislation, federal subsidies received by the Company related to payments made for retiree prescription drug benefits must be offset against the Company’s deduction for health care expenses beginning in 2013. In addition to the one-time charge of $7, the Company expects that the legislation will increase its 2010 annual tax provision by approximately $2 compared to 2009.

The Company recorded tax expense of $1 and $6 in the third quarter and first nine months of 2010 due to the expiration of a U.S. tax law provision that allowed certain dividends and interest to be paid between affiliated foreign subsidiaries without giving rise to a current tax in the U.S. The Company expects that the expired tax provision will increase its 2010 annual tax expense by approximately $9 compared to 2009.

The third quarter of 2009 included net tax charges of $3 on pre-tax income of $144. The difference of $47 between pre-tax income at the U.S. statutory rate of 35% or $50, and the tax charge of $3, was primarily due to benefits of $21 from lower tax rates in certain non-U.S. jurisdictions and $37 for valuation allowance adjustments, partially offset by charges of $11 for withholding taxes, state taxes and other items. The valuation allowance adjustments of $37 included a credit of $40 for the release of the valuation allowances in France based on the Company’s estimate of future profits.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased from $33 and $90 in the third quarter and first nine months of 2009 to $35 and $93 in the third quarter and first nine months of 2010 primarily due to increased earnings in Brazil within the Americas Beverage segment.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities decreased from $180 to $39 in the first nine months of 2010 compared to 2009 primarily due to a higher change in working capital of $196 including $246 from a change in accounting guidance requiring the Company’s securitization facilities and a portion of its factoring facilities to be accounted for as secured borrowings, partially offset by $20 received from a legal settlement unrelated to the Company’s ongoing operations and lower interest payments primarily due to lower average debt outstanding.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Investing Activities

Cash used by investing activities increased from $110 to $164 in the first nine months of 2010 compared to 2009 primarily due to higher capital expenditures, partially offset by higher proceeds from the sales of property, plant and equipment and from the sale of a business. The Company expects its full year capital expenditures to be approximately $300 compared to $180 in 2009, with the difference primarily due to beverage can production capacity expansion in Asia and Brazil.

Financing Activities

Cash provided by financing activities increased from $236 used for financing activities in the first nine months of 2009 to $86 provided by financing activities in the same period of 2010 as proceeds from the issuance of senior unsecured notes and increased borrowings under the Company’s revolving credit facilities were used, in part, to repay long-term borrowings, repurchase shares of the Company’s stock and to purchase noncontrolling interests. In addition, cash provided by financing activities increased $246 due to a change in accounting guidance for securitization and certain factoring activities in 2010 that required the Company’s securitization facilities and a portion of its factoring facilities to be accounted for as secured borrowings. Other financing activities of $22 in 2010 are primarily due to $28 of financing fees to amend the Company’s revolving credit facilities and costs related to the issuance of €500 principal amount of 7.125% senior unsecured notes due 2018 and repayments of long-term borrowings as discussed in Note I to the consolidated financial statements, partially offset by $6 of payments received related to the settlement of foreign currency derivatives used to hedge intercompany debt obligations.

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

Lenders under the new senior secured revolving credit facilities include certain lenders under the existing senior secured revolving credit facilities who elected to convert their commitments under the existing senior secured revolving credit facilities into commitments under the new senior secured revolving credit facilities, as well as new lenders. To the extent that lenders under the existing senior secured revolving credit facilities did not participate as lenders under the new senior secured revolving credit facilities, the existing senior secured revolving credit facilities remain outstanding, subject to their maturity on May 15, 2011. The available capacity under the existing revolving facilities is now $194. Prior to maturity of the existing revolving facilities, borrowings under the existing revolving facilities and the new revolving facilities are limited to $1,200 in the aggregate. At September 30, 2010, the Company had borrowings of $323 under its revolving credit facilities, of which $25 related to the facility that matures on May 15, 2011 and was classified as short-term debt. At September 30, 2010, the Company’s available borrowing capacity under the facilities was $804, equal to the facilities’ aggregate capacity of $1,200 less $323 of borrowings and $73 of outstanding letters of credit.

In June 2010, the Company repaid $200 of its existing U.S. dollar term loan facility and the equivalent of $200 of its existing Euro loan facility.

In July 2010, the Company sold €500 principal amount of 7.125% senior unsecured notes due 2018. The notes were issued at par by Crown European Holdings SA, a wholly owned subsidiary of the Company. The notes are senior obligations of Crown European Holdings SA and are unconditionally guaranteed on a senior basis by the Company and each of the Company’s present and future U.S. subsidiaries that guarantees obligations under the Company’s credit facilities and, subject to applicable law, each of Crown European Holdings SA’s subsidiaries that guarantee obligations under the Company’s credit facilities.

In August 2010, the Company purchased through a tender offer €65 principal amount of Crown European Holdings SA’s €150 6.25% first priority senior secured notes due 2011. The Company also purchased €10 principal amount of the first priority senior secured notes in the first quarter of 2010. In August 2010, the

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Company redeemed all of the outstanding $200 principal amount of 7.625% senior notes due 2013 of Crown Americas LLC and Crown Americas Capital Corp., each a wholly-owned subsidiary of the Company. The Company recorded a loss from early extinguishments of debt of $16 primarily related to redemption premiums and the write-off of deferred financing fees.

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

Contractual Obligations

During the third quarter of 2010, purchase obligations covering new agreements for raw materials and other consumables increased $262 for 2012, $256 for 2013 and $110 for 2014, compared to amounts provided within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The level of contractual obligations was also impacted by changes in debt as discussed in Note I to the consolidated financial statements.

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

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first nine months of 2010. The discussion below supplements the discussion from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 with respect to asbestos-related liabilities. The discussion below should be read in conjunction with Note J to the consolidated financial statements.

Asbestos Liabilities

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the nature of future claims (including the seriousness of alleged disease, whether claimants allege

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company’s use of derivative instruments and their fair values at September 30, 2010, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2010, the Company had approximately $871 million principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $2.2 million before tax.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the first six months of 2010.

The following table provides information about the Company’s purchase of equity securities during the quarter ended September 30, 2010.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)

August	3,182,461	$28.28	3,182,461	$367

Total	3,182,461	$28.28	3,182,461	$367

In August 2010, the Company entered into an agreement with Citigroup to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 3,182,461 shares, currently estimated to be approximately 90 percent of the shares to be repurchased, from Citigroup for $100 million. The final number of shares to be repurchased and the aggregate cost to the Company will be based on the Company’s volume-weighted average stock price during the term of the transaction. At termination of the transaction, the Company may receive additional shares or may be required to pay a price adjustment based on the volume-weighted average stock price. The Company may elect to settle the price adjustment, if any, in shares or in cash.

On February 28, 2008, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s outstanding common stock from time to time through December 31, 2010, in the open market or through privately negotiated transactions, subject to the terms of the Company’s debt agreements, market conditions, the Company’s ability to generate operating cash flow, alternative uses of operating cash flow (including the reduction of indebtedness) and other factors. This authorization replaces and supersedes all previous outstanding authorizations to repurchase shares. The Company is not obligated to acquire any shares of common stock and the share repurchase plan may be suspended or terminated at any time at the Company’s discretion. The repurchased shares are expected to be used for the Company’s stock-based benefit plans, as required, and for other general corporate purposes. As of September 30, 2010, $367 million of shares remained eligible for repurchase under this authorization.

Crown Holdings, Inc.

Item 4.    (Removed and Reserved.)

Item 5.    Other Information

  None.

Item 6.    Exhibits

a)	4.1

Indenture, dated as of July 28, 2010, by and among Crown European Holdings SA, as Issuer, the Guarantors names therein and The Bank of New York Mellon, as Trustee, relating to the 7 1/8% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 28, 2010 (File No. 0-50189)).

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

	10.1

Purchase Agreement, dated as of July 21, 2010, by and among the Registrant, Crown European Holdings SA, Merrill Lynch International as Representative, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated July 21, 2010 (File No. 0-50189)).

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

	101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (ii) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income/(Loss) for the nine months ended September 30, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

Date:  November 5, 2010