Form 10-K
period 2010-12-31
CROWN HOLDINGS INC
filed 2011-02-28
CIK 1219601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, 162,103,167 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $4,059,063,302 based on the New York Stock Exchange closing price for such shares on that date.

As of February 22, 2011, 155,658,609 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2011	Part III to the extent described therein

Crown Holdings, Inc.

2010 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and metal vacuum closures and caps. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. At December 31, 2010, the Company operated 135 plants along with sales and service facilities throughout 41 countries and had approximately 20,500 employees. Consolidated net sales for the Company in 2010 were $7.9 billion with 72% of 2010 net sales derived from operations outside the United States.

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

Financial information concerning the Company’s operating segments, and within selected geographic areas, is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note X to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the United States, Canada, Mexico, South America and the Caribbean. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal vacuum closures and caps. At December 31, 2010, the division operated 47 plants in 8 countries and had approximately 5,600 employees. In 2010, the Americas Division had net sales of $3.2 billion. Approximately 69% of the division’s 2010 net sales were derived from within the United States. Within the Americas Division the Company has determined that there are two reportable segments: Americas Beverage and North America Food. North America Aerosol and food can operations in the Caribbean are not included as reportable segments.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps.” Americas Beverage had net sales in 2010 of $2.1 billion (26.4% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $275 million.

Crown Holdings, Inc.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures. North America Food had net sales in 2010 of $897 million (11.3% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $120 million.

EUROPEAN DIVISION

The European Division includes operations in Europe, the Middle East and Africa. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging, metal vacuum closures and caps, and canmaking equipment. At December 31, 2010, the division operated 74 plants in 27 countries and had approximately 12,100 employees. Net sales in 2010 were $4.0 billion. Net sales in the United Kingdom of $740 million and in France of $624 million represented 18.5% and 15.6% of division net sales in 2010.

Within the European Division the Company has determined that there are three reportable segments: European Beverage, European Food and European Specialty Packaging. European Aerosol is not included as a reportable segment.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends. European Beverage had net sales in 2010 of $1.5 billion (19.2% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $244 million.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures. European Food had net sales in 2010 of $1.8 billion (23.2% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $224 million.

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

European Specialty Packaging had net sales in 2010 of $395 million (5% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $22 million.

ASIA-PACIFIC DIVISION

The Asia-Pacific Division manufactures aluminum beverage cans and ends, steel food and aerosol cans and ends, and metal caps. At December 31, 2010, the division operated 14 plants in 6 countries and had approximately 2,500 employees. Net sales in 2010 were $704 million (8.9% of consolidated net sales) and beverage can and end sales were 80.8% of division sales. No operations within the Asia-Pacific division are included as reportable segments.

PRODUCTS

Beverage Cans

The Company supplies beverage cans and ends and other packaging products to a variety of beverage and beer companies, including Anheuser-Busch InBev, Coca-Cola, Cott Beverages, Dr Pepper Snapple Group, Heineken, National Beverage and Pepsi-Cola, among others. The Company’s beverage can business is built around local, regional and global markets, which has served to develop the Company’s understanding of global consumer expectations.

Crown Holdings, Inc.

The beverage market is dynamic and highly competitive, with each packaging manufacturer in concert with its customers striving to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled the Company to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends and metal bottle caps. Innovations include the SuperEnd® beverage can end and shaped beverage cans. The Company expects to continue to add capacity in many of the growth markets around the world.

Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and is continuing its efforts to reduce can and end diameter, lighten its cans, reduce non-metal costs and restructure production processes.

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two-and three-piece cans in numerous shapes and sizes, and sells food cans to food marketers such as Bonduelle, Cecab, ConAgra, Continentale, Mars, Simmons Foods, Nestlé, Premier Foods and Stockmeyer, among others. The Company offers a wide variety of metal vacuum closures and sealing equipment solutions to leading marketers such as Abbot Laboratories, Danone, H. J. Heinz, Kraft, Nestlé, Premier Foods and Unilever, among others, from a network of metal vacuum closure plants around the world. The Company supplies total packaging solutions, including metal and composite closures, capping systems and services while working closely with customers, retailers and glass and plastic container manufacturers to develop innovative closure solutions and meet customer requirements.

Technologies used to produce food cans include three-piece welded, two-piece drawn and wall-ironed and two-piece drawn and redrawn. The Company also offers its LIFTOFF™ series of food ends, including its Easylift™ full aperture steel food can ends, and PeelSeam™, a flexible aluminum foil laminated end. The Company offers expertise in closure design and decoration, ranging from quality printing of the closure in up to nine colors, to inside-the-cap printing, which offers customers new promotional possibilities, to better product protection through Ideal Closures™, Orbit™ and Superplus™. The Company’s commitment to innovation has led to developments in packaging materials, surface finishes, can shaping, lithography, filling, retorting, sealing and opening techniques and environmental performance.

The Company manufactures easy open, vacuum and conventional ends for a variety of heat-processed and dry food products including fruits and vegetables, meat and seafood, soups, ready-made meals, infant formula, coffee and pet food.

Aerosol Cans

The Company’s customers for aerosol cans and ends include manufacturers of personal care, food, household and industrial products, including Colgate Palmolive, KIK Custom Products, Procter & Gamble, SC Johnson and Unilever, among others. The aerosol can business, while highly competitive, is marked by its high value-added service to customers. Such value-added services include, among others, the ability to manufacture multiple sizes, multiple color schemes and shaped packaging.

Specialty Packaging

The Company’s specialty packaging business is located primarily in Europe and serves many major European and multinational companies. The Company produces a wide variety of specialty containers with numerous lid and closure variations. The Company’s specialty packaging customers include Abbott Laboratories, Akzo Nobel, Britvic, Danone, Kraft, Mars, Nestlé, PPG, Teisseire and United Biscuits, among others.

Crown Holdings, Inc.

SALES AND DISTRIBUTION

Global marketers qualify suppliers on the basis of their ability to provide global service, innovative designs and technologies in a cost-effective manner.

With its global reach, the Company markets and sells products to customers through its own sales and marketing staff located within each operating segment. Regional sales personnel support the segments’ staffs. In some instances, contracts with customers are centrally negotiated, but products are ordered through and distributed directly by the Company’s local facilities. The Company’s facilities are generally located in proximity to their respective major customers. The Company works closely with customers in order to develop new business and to extend the terms of its existing contracts.

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

The Company’s other businesses primarily include aerosol and specialty packaging and canmaking equipment, which tend not to be as significantly affected by seasonal variations.

COMPETITION

Most of the Company’s products are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s competitors include, but are not limited to, Ardagh Group, Ball Corporation, BWAY Corporation, Can-Pack S.A., Mivisa Envases S.A.U., Rexam PLC and Silgan Holdings Inc.

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world. Consolidation trends among beverage and food marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 28% of its 2010 net sales. In each of the years in the period 2008 through 2010, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

Crown Holdings, Inc.

RESEARCH AND DEVELOPMENT

The Company’s principal Research, Development & Engineering (RD&E) Centers are located in Alsip, Illinois and Wantage, England. The Company utilizes its centralized RD&E capabilities to (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials that further the sustainability of metal packaging, (3) provide continuous quality and/or production efficiency improvements in its manufacturing facilities globally, (4) apply and develop technologies to advance customer and vendor relationships and provide value-added technical support, and (5) provide engineering services for the Company’s worldwide packaging activities. These capabilities facilitate (1) the identification of new and/or expanded market opportunities by working directly with customers to develop new products or enhance existing products through the application of new technologies that better differentiate products in the retail environment (for example, the creation of new packaging shapes or novel decoration methods) and/or the incorporation of consumer-valued features (for example, improved openability or ease of use) and (2) the reduction of manufacturing costs by reducing the material content of the Company’s products (while retaining necessary performance characteristics), reducing spoilage, and/or increasing operating efficiencies.

Recent innovations include:

•

the new OrbitTM Closure, an easy-open, all-metal vacuum closure for glass jars. This development provides convenience for consumers seeking easier-to-open packaging. Visually the OrbitTM Closure is similar to a standard twist-off closure; however the Company’s proprietary design makes it easier to open. To open the jar, the user twists the ring in the same way as opening a standard twist-off closure. The OrbitTM ring pushes the top panel away from the jar and acts as a tool to break the vacuum seal, thus requiring significantly less opening force compared to standard metal closures. Moreover, the OrbitTM is straightforward for fillers to implement, as it utilizes the existing glass jar finish and can be applied with existing capping machinery. The new OrbitTM closure was initially launched in Europe in late 2010 and is expected to be expanded into additional geographies (including the United States and Canada) and broadened to include a range of diameters in 2011 and beyond.

•

enhancements to the Company’s proprietary SuperEnd® beverage can end, which requires significantly less metal than traditional beverage ends without any reduction in strength, including new designs targeted to European, Middle Eastern, and South African markets. The SuperEnd® beverage end also offers improved consumer experience through enhanced pourability, drinkability, ease-of-opening and appearance over traditional ends. This technology is now commercially available through the Company’s operations and through licensees to beverage customers on six continents – North and South America, Europe, Africa, Asia, and Australia. The Company and its licensees have produced more than 300 billion SuperEnd® beverage can ends, saving more than 73,500 metric tons of aluminum, over 1,200 metric tons of coatings, and more than 600,000 metric tons of greenhouse gases (equivalent to the annual emissions from nearly 110,000 automobiles) compared to conventional beverage can ends.

•

continued expansion of commercial offerings of the Company’s award-winning EasyliftTM food ends in 2010, a new end providing improved tab access and openability for consumers. New offerings included new diameters such as 73mm, 83mm and 99mm designs and a STC (Stepped-Countersink) design interchangeable in customer’s filling plants with NEO (Non-Easy-Open) food ends. The 300 diameter STC EasyliftTM food end provides enhanced openability to customers in North America for vegetables and other products. In Europe, after the pet food market, EasyliftTM was successfully launched in the vegetable (83mm) and Ready Meal markets (73mm and 99mm) with major customers. Due to increasing demand for EasyliftTM food ends in both Europe and the Americas, the Company intends to further expand manufacturing capacity in 2011.

•

continued development of innovative metal packaging designs for the Company’s Specialty Packaging customers including an award-winning, all-metal container for Bosch’s new IXO 4 tool that embraces attractive design, print for premium image and a closure that provides easy consumer access (winner of a Gold Starpack Award). Moreover, the new package is used by consumers for product storage, avoiding landfill disposal. The Company’s new award-winning package for Delica

Crown Holdings, Inc.

spice tins delivers a modern structure and combines aesthetics and functionality with stringent performance (winner of a WorldStar Award). The package comes with a screw-top-lid, including a window to view the product. When the lid is rotated, it reveals holes to dispense the spices into the food. The Company’s new packages for Islay’s Single Malt Scotch Whiskey combine aesthetics and functionality with environmental performance. The customized designs permit impact printing and embossing, suitable as a single or collection purchase.

•

expansion of the product line for Carnaud Metalbox Engineering (CMBE), a market leader in the design, development, and manufacture of metal beverage can making machinery through innovations and new technologies, including can making (dual-stroke bodymakers), can forming (die necking machines and die sets), and metal coating (spray machines and 8 color printers) operations. For the innovations above, CMBE won the Queen’s Award for Enterprise in International Trade in 2010.

2010 was another successful year for the Company in terms of new product launches across its metal packaging portfolio, with its Beverage, Food and Specialty Packaging operations honored with awards covering innovation and improved design. Notable examples included: (1) the Company’s full-aperture beverage end, launched in conjunction with SABMiller to commemorate the soccer World Cup in South Africa, won seven different industry awards, culminating in a “WorldStar Award” which honors the Best-of-the-Best in metal packaging; (2) the Company’s EasyLift easy-open food end, a winner at the Canmaker Magazine awards which cited the end for its improvement in openability and usability for the consumer; and (3) several awards for new products within the Specialty Packaging operation, including the Bosch tin for Do-It-Yourself appliances and a new tin for Golden Virginia Tobacco. In addition to the “WorldStar Award”, the Company’s full-aperture beverage end also won the “Supreme Gold” award at the StarPack UK awards presentation and the “Can of the Year Award” in the Canmaker Magazine competition. These awards strengthened the Company’s reputation in the industry. Positive publicity regarding the EasyLift end is being leveraged by the Company’s European food packaging customers to communicate the launch of new products to consumers and retailers. Finally, the Company believes that the awards received highlight that its products provide brands with differentiation in a crowded market, together with high quality design values and convenience for consumers.

The Company has a substantial portfolio of patents and other Intellectual Property (IP) in the field of metal packaging systems and is seeking strategic partnerships to extend its IP in existing and emerging markets. As a result, the Company has licensed IP in geographic regions where the Company has a limited market presence today. Existing technologies such as SuperEnd® beverage ends and can shaping have been licensed in Australia, Japan, and Africa to provide customers with more global access to Crown’s brand building innovations.

The Company spent $42 million in 2010, $42 million in 2009, and $47 million in 2008 in its centralized RD&E activities. Certain of these activities are expected to improve and expand the Company’s product lines in the future.

These expenditures include methods developed within the Company’s RD&E facilities to improve manufacturing efficiencies, reduce unit costs, and develop new and/or improved value-added packaging systems. However, these expenditures do not include related product and process developments occurring within the Company’s decentralized business units.

MATERIALS AND SUPPLIERS

The Company uses various raw materials, primarily aluminum and steel, in its manufacturing operations. In general, these raw materials are purchased in highly competitive, price-sensitive markets which have historically exhibited price and demand cyclicality. These and other materials used in the manufacturing process have historically been available in adequate supply from multiple sources.

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

Crown Holdings, Inc.

in supply caused by raw material transportation or production delays. From time to time, some of the raw materials have been in short supply, but to date, these shortages have not had a significant impact on the Company’s operations.

In 2010, consumption of steel and aluminum represented approximately 27% and 35%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel have been subject to volatility during 2010. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices or set repricing dates, and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs.

During 2010, the weighted average market price for steel used in the Company’s global packaging operations, when compared to the weighted average market price in 2009, decreased approximately 9%. Suppliers indicate that recent shortages in raw materials combined with rising operating costs may require steel price increases for their customers.

The average price of aluminum ingot on the London Metal Exchange (“LME”) increased approximately 29% in 2010. The Company generally attempts to mitigate its aluminum ingot risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

The Company, in agreement with customers in many cases, also uses commodity and foreign currency forwards in an attempt to manage its exposure to aluminum price volatility.

There can be no assurance that the Company will be able to fully recover from its customers the impact of aluminum and steel price increases or that the use of derivative instruments will effectively manage the Company’s exposure to price volatility. In addition, if the Company is unable to purchase steel and aluminum for a significant period of time, its operations would be disrupted and if the Company is unable to fully recover the higher cost of steel and aluminum, its financial results may be adversely affected. The Company continues to monitor this situation and the effect on its operations. As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company’s business may increase as well, including natural gas, electricity and freight-related costs. The Company intends to increase prices on its products accordingly in order to recover these costs.

In response to the volatility of raw material prices, ongoing productivity and cost reduction efforts in recent years have focused on improving raw material cost management.

The Company’s manufacturing facilities are dependent, in varying degrees, upon the availability of water and processed energy, such as natural gas and electricity. Certain of these may become difficult or impossible to obtain on acceptable terms due to external factors which could increase the Company’s costs or interrupt its business.

Aluminum and steel, by their very nature, can be recycled at high effectiveness and can be repeatedly reused to form new consumer packaging with minimal or no degradation in performance, quality or safety.

By recycling these metals, large amounts of energy can be saved and significant water use and carbon dioxide emissions avoided.

SUSTAINABILITY AND ENVIRONMENTAL MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry and may require additional capital investment. Anticipated

Crown Holdings, Inc.

future restrictions in some jurisdictions on the use of certain coatings may require the Company to employ additional control equipment or process modifications. The Company has a Corporate Sustainability Policy and a Corporate Environmental Protection Policy. Environmental awareness is a key component of sustainability. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. The Company is committed to continuous improvement in product design and manufacturing practices to provide the best outcome for the human and natural environment, both now and in the future. By reducing the per-unit amount of raw materials used in manufacturing its products, the Company can significantly reduce the amount of energy, water and other resources and associated emissions necessary to manufacture metal containers. The Company aims to continue that process of improvement in its manufacturing process to assure that consumers and the environment are best served through the use of metal packaging. There can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the caption “Environmental Matters,” and under Note L to the consolidated financial statements.

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

EMPLOYEES

At December 31, 2010, the Company had approximately 20,500 employees. Collective bargaining agreements with varying terms and expiration dates cover approximately 13,600 employees. The Company does not expect that renegotiations of the agreements expiring in 2011 will have a material adverse effect on its results of operations, financial position or cash flow.

AVAILABLE INFORMATION

The Company’s internet website address is www.crowncork.com. Information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by the Company with the U.S. Securities and Exchange Commission pursuant to sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through the Company’s website as soon as reasonably practicable after the documents are filed with, or otherwise furnished to, the U. S. Securities and Exchange Commission. The Company’s SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

In addition to factors discussed elsewhere in this Annual Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are some of the important factors that could materially and adversely affect the Company’s business, financial condition and results of operations.

The substantial indebtedness of the Company could prevent it from fulfilling its obligations.

The Company has substantial outstanding debt. As a result of the Company’s substantial indebtedness, a significant portion of the Company’s cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2010, the Company had approximately $3.0 billion of indebtedness. The Company’s ratio of earnings to fixed charges was 3.8 times for the fiscal year ended December 31, 2010, as discussed in Exhibit 12 to this Annual Report. The Company’s senior secured revolving credit facilities that mature on June 15, 2015 bear higher interest rates than those applicable to the Company’s senior secured revolving credit facilities that mature on May 15, 2011. The Company’s $147 million and €108 million senior secured term loan facilities mature on November 15, 2012. The Company’s $400 million of senior notes mature on May 15, 2017, its €500 million of senior notes mature on August 15, 2018 and its $700 million of senior notes mature on February 1, 2021. In addition, at December 31, 2010 the Company had approximately $100 million and €81 million outstanding under the Company’s committed $200 million North American and €120 million European securitization facilities, which mature in March 2013 and November 2011, respectively.

The substantial indebtedness of the Company could:

•	increase the Company’s vulnerability to general adverse economic and industry conditions, including rising interest rates;

•	restrict the Company from making strategic acquisitions or exploiting business opportunities;

•	limit the Company’s ability to make capital expenditures in order to grow the Company’s business or maintain manufacturing plants in good working order and repair;

•	limit, along with the financial and other restrictive covenants under the Company’s indebtedness, the Company’s ability to obtain additional financing, dispose of assets or pay cash dividends;

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

•	increase the Company’s cost of borrowing;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

•	place the Company at a competitive disadvantage compared to its competitors that have less debt.

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

As of December 31, 2010, approximately $755 million of the Company’s $3.0 billion of total indebtedness was subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company’s interest expense and reducing funds available for operations or other purposes. The Company’s annual interest expense was $203 million, $247 million and $302 million for 2010, 2009 and 2008, respectively. Based on the amount of variable rate debt outstanding at December 31, 2010, a 1% increase in variable interest rates would have increased its 2010 annual adjusted interest expense by $7.5 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 1% increase could be more than $7.5 million as the Company’s average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2010. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Market Risk” in this Annual Report.

Notwithstanding the Company’s current indebtedness levels and restrictive covenants, the Company may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

The Company may be able to incur additional debt in the future, including in connection with acquisitions or joint ventures. Although the Company’s senior secured credit facilities and indentures governing its outstanding secured and unsecured notes contain restrictions on the Company’s ability to incur indebtedness, those restrictions are subject to a number of exceptions, and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The Company may also consider investments in joint ventures or acquisitions, which may increase the Company’s indebtedness. Moreover, although the Company’s senior secured credit facilities and indentures governing its outstanding secured and unsecured notes contain restrictions on the Company’s ability to make restricted payments, including the declaration and payment of dividends and the repurchase of the Company’s common stock, the Company is able to make such restricted payments under certain circumstances. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that the Company and its subsidiaries now face.

Restrictive covenants in its debt agreements could restrict the Company’s operating flexibility.

The indentures and agreements governing the Company’s senior secured credit facilities and outstanding secured and unsecured notes contain affirmative and negative covenants that limit the ability of the Company and its subsidiaries to take certain actions. These restrictions may limit the Company’s ability to operate its businesses and may prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise. The Company’s senior secured credit facilities require the Company to maintain specified financial ratios and satisfy other financial conditions. The agreements or indentures governing the Company’s senior secured credit facilities and outstanding secured and unsecured notes restrict, among other things, the ability of the Company and the ability of all or substantially all of its subsidiaries to:

•	incur additional debt;

•	pay dividends or make other distributions, repurchase capital stock, repurchase subordinated debt and make certain investments or loans;

Crown Holdings, Inc.

•	create liens and engage in sale and leaseback transactions;

•	create restrictions on the payment of dividends and other amounts to the Company from subsidiaries;

•	make loans, investments and capital expenditures;

•	change accounting treatment and reporting practices;

•	enter into agreements restricting the ability of a subsidiary to pay dividends to, make or repay loans to, transfer property to, or guarantee indebtedness of, the Company or any of its subsidiaries;

•	sell or acquire assets, enter into leaseback transactions and merge or consolidate with or into other companies; and

•	engage in transactions with affiliates.

In addition, the indentures and agreements governing the Company’s outstanding unsecured notes limit, among other things, the ability of the Company to enter into certain transactions, such as mergers, consolidations, joint ventures, asset sales, sale and leaseback transactions and the pledging of assets. Furthermore, if the Company or certain of its subsidiaries experience specific kinds of changes of control, the Company’s senior secured credit facilities will be due and payable and the Company will be required to offer to repurchase outstanding notes.

The breach of any of these covenants by the Company or the failure by the Company to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under the Company’s other outstanding debt and could lead to an acceleration of obligations related to other outstanding debt. The ability of the Company to comply with the provisions of its senior secured credit facilities, the agreements or indentures governing other indebtedness it may incur in the future and its outstanding secured and unsecured notes can be affected by events beyond its control and, therefore, it may be unable to meet these ratios and conditions.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the fiscal years ended December 31, 2010, 2009 and 2008, the Company derived approximately 72%, 72% and 74%, respectively, of its consolidated net sales from sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company’s expenses and liabilities denominated in foreign currencies. The Company’s translation and exchange adjustments increased reported income before tax by $4 million in 2010, $6 million in 2009 and $9 million in 2007, and reduced reported income before tax by $21 million in 2008 and $2 million in 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Market Risk” in this Annual Report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, they may not achieve the desired effect.

For the year-ended December 31, 2010, a 0.10 movement in the Euro (e.g., from 1.33 USD = 1 Euro to 1.23 USD = 1 Euro) would have reduced net income by $9 million.

Crown Holdings, Inc.

The Company’s international operations, which generated approximately 72% of its consolidated net sales in 2010, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company’s liquidity and net income. The Company’s international operations generated approximately 72%, 72% and 74% of its consolidated net sales in 2010, 2009 and 2008, respectively. In addition, the Company’s business strategy includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America, Eastern Europe and Asia, that may pose greater risk of political or economic instability. Approximately 28%, 26% and 26% of the Company’s consolidated net sales in 2010, 2009 and 2008, respectively, were generated outside of the developed markets in Western Europe, the United States and Canada.

The Company’s international operations are subject to various risks associated with operating in foreign countries, including:

•	restrictive trade policies;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	foreign exchange rate risks;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international manufacturing and marketing efforts;

•	non-tariff barriers and higher duty rates;

•	difficulties associated with expatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	exchange controls;

•	national and regional labor strikes;

•	language and cultural barriers;

•	high social benefit costs for labor, including costs associated with restructurings;

•	civil unrest or political, social, legal and economic instability, such as recent political turmoil in the Middle East;

•	product boycotts, including with respect to the products of the Company’s multi-national customers;

•	customer, supplier, and investor concerns regarding operations in areas such as the Middle East;

•	taking of property by nationalization or expropriation without fair compensation;

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

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

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2010, consumption of steel and aluminum represented approximately 27% and 35%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. For 2010, the weighted average market price for steel used in packaging decreased approximately 9%, when compared to the weighted average market price in 2009, and the average price of aluminum ingot on the London Metal Exchange increased approximately 29%. As a result of raw material price increases, in recent years, the Company implemented price increases in most of its steel and aluminum product categories. As a result of continuing global supply and demand pressures, other commodity-related costs affecting its business may increase as well, including natural gas, electricity and freight-related costs.

While certain, but not all, of the Company’s contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. Significant increases in raw material costs may increase the Company’s working capital requirements, which may increase the Company’s average outstanding indebtedness and interest expense and may exceed the amounts available under the Company’s senior secured credit facilities and other sources of liquidity. In addition, the Company hedges raw material costs on behalf of certain customers and may suffer losses if such customers are unable to satisfy their purchase obligations.

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

Crown Cork and Seal Company, Inc. (“Crown Cork”) a wholly-owned subsidiary of the Company, is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. In 1963, Crown Cork acquired a subsidiary that had two operating businesses, one of which is alleged to have manufactured asbestos-containing insulation products. Crown Cork believes that the business ceased manufacturing such products in 1963.

The Company recorded pre-tax charges of $46 million, $55 million, $25 million, $29 million and $10 million to increase its accrual for asbestos-related liabilities in 2010, 2009, 2008, 2007 and 2006, respectively. As of December 31, 2010, Crown Cork’s accrual for pending and future asbestos-related claims and related legal costs was $249 million. Crown Cork’s accrual includes estimates for probable costs for claims through the year 2020. Potential estimated additional claims costs of $30 million beyond 2020 have not been included in the Company’s liability, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary’s insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note K to the consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

Crown Cork had 50,000 asbestos-related claims outstanding at December 31, 2010. Of these claims, approximately 15,000 claims relate to claimants alleging first exposure to asbestos after 1964 and 35,000 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 12,000 were filed in Texas, 2,000 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 15,000 were filed in other states. The outstanding claims at December 31, 2010 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. The outstanding claims at December 31, 2010 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states where the Company’s liability is limited by statute.

On October 22, 2010, the Texas Supreme Court, in a 6-2 decision, reversed a lower court decision, Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas, which had upheld the dismissal of an asbestos-related case against Crown Cork. The Texas Supreme Court held that the Texas legislation was unconstitutional under the Texas Constitution when applied to asbestos-related claims pending against Crown Cork when the legislation was enacted in June of 2003. In the third quarter, the Company recorded a pre-tax charge of $15 million including estimated legal fees to increase its accrual for asbestos related costs for claims pending in Texas on June 11, 2003. The Company believes that the decision of the Texas Supreme Court is limited to retroactive application of the Texas legislation to asbestos-related cases that were pending against Crown Cork in Texas on June 11, 2003 and therefore continues to assign no value to claims filed after June 11, 2003.

Crown Cork made cash payments of $27 million, $26 million, $25 million, $26 million and $26 million in 2010, 2009, 2008, 2007 and 2006, respectively, for asbestos-related claims. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments and defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork’s reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which state statutes relating to asbestos liability are upheld and/or applied by the courts, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending

Crown Holdings, Inc.

or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company’s cash flow and impair its ability to satisfy its obligations. As a result of the uncertainties regarding its asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future. Further information regarding Crown Cork’s asbestos-related liabilities is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Liquidity and Capital Resources” and under Note K to the Company’s audited consolidated financial statements included in this Annual Report.

The Company has significant pension plan obligations worldwide and significant unfunded postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2010, 2009, 2008, 2007 and 2006, the Company contributed $79 million, $74 million, $71 million, $65 million and $90 million, respectively, to its pension plans and currently anticipates its 2011 funding to be approximately $75 million. Pension expense in 2011 is expected to decrease to approximately $96 million from $112 million in 2010. A 0.25% change in the 2011 expected rate of return assumptions would change 2011 pension expense by approximately $9 million. A 0.25% change in the discount rates assumptions as of December 31, 2010 would change 2011 pension expense by approximately $4 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company’s cash available to pay its outstanding obligations and its net income.

Based on current assumptions, the Company has no minimum U.S. pension funding requirement in calendar year 2011 for its funded plan, but expects to make contributions of approximately $15 million, including $13 million to its funded plan and $2 million to its supplemental executive retirement plan.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company’s pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company’s future pension plan funding requirements. A significant increase in the Company’s funding requirements could have a negative impact on the Company’s results of operations and profitability. See Note V to the Company’s audited consolidated financial statements included in this Annual Report. While its U.S. pension plan continues in effect, the Company continues to incur additional pension obligations. The Company’s pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity or hedge funds. If the performance of investments in the plan does not meet the Company’s assumptions, the underfunding of the pension plan may increase, the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, its retiree medical plans are unfunded.

The Company’s U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. In addition, as of December 31, 2010 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $446 million, based on assumptions set forth under Note V to the Company’s audited consolidated financial statements included in this Annual Report.

Crown Holdings, Inc.

Acquisitions or investments that the Company may pursue could be unsuccessful, consume significant resources and require the incurrence of additional indebtedness.

The Company may pursue acquisitions and investments that complement its existing business. These acquisitions and investments may involve significant cash expenditures, debt incurrence (including the incurrence of additional indebtedness under the Company’s senior secured revolving credit facilities or other secured or unsecured debt), operating losses and expenses that could have a material effect on the Company’s financial condition and operating results.

In particular, if the Company incurs additional debt, the Company’s liquidity and financial stability could be impaired as a result of using a significant portion of available cash or borrowing capacity to finance an acquisition. Moreover, the Company may face an increase in interest expense or financial leverage if additional debt is incurred to finance an acquisition, which may, among other things, adversely affect the Company’s various financial ratios and the Company’s compliance with the conditions of its existing indebtedness. In addition, such additional indebtedness may be incurred under the Company’s senior secured credit facilities or otherwise secured by liens on the Company’s assets.

Acquisitions involve numerous other risks, including:

•	diversion of management time and attention;

•	failures to identify material problems and liabilities of acquisition targets or to obtain sufficient indemnification rights to fully offset possible liabilities related to the acquired businesses;

•	difficulties integrating the operations, technologies and personnel of the acquired businesses;

•	inefficiencies and complexities that may arise due to unfamiliarity with new assets, businesses or markets;

•	disruptions to the Company’s ongoing business;

•	inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings;

•	the inability to obtain required financing for the new acquisition or investment opportunities and the Company’s existing business;

•	potential loss of key employees, contractual relationships or customers of the acquired businesses or of the Company; and

•	inability to obtain required regulatory approvals.

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

The Company is subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials and plastic. The Company’s sales depend heavily on the volumes of sales by the Company’s customers in the food and beverage markets. Changes in preferences for products and packaging by consumers of prepackaged food and beverage cans significantly influence the Company’s sales. Changes in packaging by the Company’s customers may require the Company to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company. For example, increases in the price of aluminum and steel and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers or increases in the price of steel may increase substitution of aluminum packaging for aerosol products. Moreover, due to its high percentage of fixed costs, the Company may be unable to maintain its gross margin at past levels if it is not able to achieve high capacity utilization rates for its production equipment. In periods of low world-wide demand for its products, the Company experiences relatively low capacity utilization rates in its operations, which can lead to reduced margins during that period and can have an adverse effect on the Company’s business.

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

The majority of the Company’s sales are to companies that have leading market positions in the sale of packaged food, beverages and household products to consumers. Although no one customer accounted for more than 10% of its net sales in 2010, 2009 or 2008, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company’s net sales and net income. A continued consolidation of the Company’s customers could exacerbate any such loss.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company’s operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, the use of chemicals in the Company’s products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental requirements affecting the Company’s operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, which is used in the lining of food and beverage cans. Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials and confirmed in a January 2010 update that studies employing standardized toxicity tests have supported the safety of current low levels of human exposure to bisphenol-A, the FDA in that January 2010 update noted that exposure to the chemical is of “some concern” for infants and children and more research was needed, and further suggested reasonable steps to reduce exposure to bisphenol-A. The U.S. EPA recently issued an action plan for bisphenol-A, which includes, among other things, consideration of whether to add bisphenol-A to the chemical concern list on the basis of potential environmental effects and use of the EPA’s Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Moreover, certain U.S. Congressional bodies, states and municipalities, as well as certain foreign nations and the European Union, have considered, proposed or already passed legislation banning the use of bisphenol-A in certain products or requiring warnings regarding bisphenol-A. Further, the U.S. or additional international, federal, state or other regulatory authorities could prohibit the use of bisphenol-A in the future. In addition, recent public reports and allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company’s products and adversely impact sales or otherwise disrupt the Company’s business. While the Company is exploring various alternatives to the use of bisphenol-A, there can be no assurance the Company will be successful in its efforts or that the alternative will not be more costly to the Company.

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

Such developments may reduce the demand for some of the Company’s products, and/or increase its costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters” in this Annual Report.

Crown Holdings, Inc.

The Company has written down a significant amount of goodwill, and a further write down of goodwill would result in lower reported net income and a reduction of its net worth.

During 2007, the Company recorded a charge of $103 million to write down the value of goodwill in its European Closures reporting unit due to a decrease in projected operating results. Further impairment of the Company’s goodwill would require additional write down of goodwill, which would reduce the Company’s net income in the period of any such write down. At December 31, 2010, the carrying value of the Company’s goodwill was approximately $2.0 billion. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

If the Company fails to retain key management and personnel the Company may be unable to implement its business plan.

Members of the Company’s senior management have extensive industry experience, and it might be difficult to find new personnel with comparable experience. Because the Company’s business is highly specialized, we believe that it would also be difficult to replace the Company’s key technical personnel. The Company believes that its future success depends, in large part, on its experienced senior management team. Losing the services of key members of its management team could limit the Company’s ability to implement its business plan. In addition, under the Company’s unfunded Senior Executive Retirement Plan certain members of senior management are entitled to lump sum payments upon retirement or other termination of employment and a lump sum death benefit of five times the annual retirement benefit.

A significant portion of the Company’s workforce is unionized and labor disruptions could increase the Company’s costs and prevent the Company from supplying its customers.

A significant portion of the Company’s workforce is unionized and a prolonged work stoppage or strike at any facility with unionized employees could increase its costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to the Company. Moreover, additional groups of currently non-unionized employees may seek union representation in the future. If the Company is unable to negotiate acceptable collective bargaining agreements, it may become subject to union-initiated work stoppages, including strikes. Additionally, the Employee Free Choice Act, which was passed in the U.S. House of Representatives in 2007, was reintroduced in the U.S. Congress in 2009. If reintroduced and enacted in its most recent form, the Employee Free Choice Act could make it significantly easier for union organizing drives to be successful. The Employee Free Choice Act could also give third-party arbitrators the ability to impose terms, which may be harmful to the Company, of collective bargaining agreements upon the Company and a labor union if the Company and such union are unable to agree to the terms of an initial collective bargaining agreement and could increase the penalties the Company may incur if it engages in labor practices in violation of the National Labor Relations Act.

Failure by the Company’s joint venture partners to observe their obligations could adversely affect the business and operations of the joint ventures and, in turn, the business and operations of the Company.

A portion of the Company’s operations, including certain joint venture beverage can operations in Asia, the Middle East and South America, is conducted through certain joint ventures. The Company participates in these ventures with third parties. In the event that the Company’s joint venture partners do not observe their obligations or are unable to commit additional capital to the joint ventures, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that the Company would have to increase its level of commitment to the joint venture.

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

The Company is subject to antitrust investigations in Europe. In August of 2010, the Spanish National Antitrust Commission issued a Proposal for Resolution (Propuesta de Resolución) alleging that Crown European Holdings and one of its subsidiaries violated Spanish and European competition law by coordinating certain commercial terms and exchanging information with competitors in Spain. The Proposal for Resolution does not constitute a decision on the merits and was replied to by the Company. The investigation phase of the proceeding has now ended and the proceeding has entered the resolution phase before the Board of the Spanish National Antitrust Commission. If the Antitrust Commission finds that the Company’s subsidiaries violated competition law, the Antitrust Commission has the authority to levy fines. The Company believes that the allegations in Spain are without merit and intends to defend its position vigorously. The Company estimates the range of loss to be €8 million to €12 million. However, the Company is unable to predict the ultimate outcome of the foregoing or its impact on the Company. The Company expects that a final decision from the Board of the Spanish National Antitrust Commission will be issued in 2011. The decision would be subject to appeal to the Spanish courts.

In July 2010, a subsidiary of the Company became aware of an investigation by the Netherlands Competition Authority in relation to competition law matters. No allegations have been made at this stage by the Dutch authorities.

The Company’s Italian subsidiaries have received or expect to receive assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers’ failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004 and 2005 and additional assessments are expected to cover periods 2006 through 2009. The expected total assessments resulting from these third party suppliers failing to remit the tax payments are approximately €40 million plus any applicable interest and penalties. The Company intends to dispute these assessments and believes that, if necessary, it should be able to successfully demonstrate in the Italian courts that it has no additional liability for the asserted taxes. While the Company intends to dispute the assessments, there can be no assurance that it will be successful in such disputes or regarding the final amount of additional taxes, if any, payable to the Italian tax authorities.

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

•

the deterioration of any of the lending parties under the Company’s senior secured revolving credit facilities or the creditworthiness of the counterparties to the Company’s derivative transactions, which could result in such parties’ failure to satisfy their obligations under their arrangements with the Company;

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

The concentration of processes in shared services centers means that any disruption could impact a large portion of the Company’s business within the operating zones served by the affected service center. If the Company does not allocate, and effectively manage, the resources necessary to build, sustain and protect the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, the loss of or damage to intellectual property through security breach, as well as potential civil liability and fines under various states’ laws in which the Company does business. The Company’s information technology system could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Failure or disruption of these systems, or the back-up systems, for any reason could disrupt the Company’s operations and negatively impact the Company’s cash flows or financial condition.

Potential U.S. tax law changes could increase the Company’s U.S. tax expense on its overseas earnings which could have a negative impact on its after-tax income and cash flow.

President Obama’s Budget of the United States Government for 2012 indicates that legislative proposals may be made to reform the deferral of U.S. taxes on non-U.S. earnings, potentially significantly changing the timing and extent of taxation on the Company’s unrepatriated non-U.S earnings. These reforms include, among other items, a proposal to further limit foreign tax credits and a

Crown Holdings, Inc.

proposal to defer interest expense deductions allocable to non-U.S earnings until earnings are repatriated. The proposal to defer interest expense deductions could result in the Company not being able to currently deduct a significant portion of its interest expense. The proposal to defer tax deductions allocable to unrepatriated non-U.S. earnings has been set out in various draft Congressional legislative proposals in recent years which were not enacted, and at this juncture it is unclear whether these proposed tax revisions will be enacted, or, if enacted, what the precise scope of the revisions will be. However, depending on their content, such proposals could have a material adverse effect on the Company’s after-tax income and cash flow.

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

Public health officials and government officials have become increasingly concerned about the public health consequences associated with over-consumption of certain types of beverages, such as sugar beverages and including those sold by certain of our significant customers. Possible new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of these beverages may significantly reduce demand for the beverages of the Company’s customers, which could in turn affect demand of the Company’s customers for the Company’s products. For example, members of the U.S. Congress recently raised the possibility of a federal tax on the sale of certain beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters. Some state governments are also considering similar taxes. If enacted, such taxes could materially adversely affect the Company’s business and financial results.

The Company’s senior secured credit facilities provide that certain change of control events constitute an event of default. In the event of a change of control, the Company may not be able to satisfy all of its obligations under the senior secured credit facilities or other indebtedness.

The Company may not have sufficient assets or be able to obtain sufficient third party financing on favorable terms to satisfy all of their obligations under the Company’s senior secured credit facilities or other indebtedness in the event of a change of control. The Company’s senior secured credit facilities provide that certain change of control events constitute an event of default under the senior secured credit facilities. Such an event of default entitles the lenders thereunder to, among other things, cause all outstanding debt obligations under the senior secured credit facilities to become due and payable and to proceed against the collateral securing the senior secured credit facilities. Any event of default or acceleration of the senior secured credit facilities will likely also cause a default under the terms of other indebtedness of the Company.

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

As of December 31, 2010, the Company operated 135 manufacturing facilities of which 28 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division has 47 operating facilities of which 11 are leased. Within the Americas Division, 33 facilities operate in the United States of which 8 are leased. The European Division has 74 operating facilities of which 14 are leased and the Asia-Pacific Division has 14 operating facilities of which 3 are leased. Certain leases provide renewal or purchase options. The principal manufacturing facilities at December 31, 2010 are listed below and are grouped by product and by division.

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

Crown Holdings, Inc.

	Americas		Europe		Asia-Pacific
Beverage and Closures	Lawrence, MA	La Crosse, WI	Custines, France	Agoncillo, Spain	Phnom Penh, Cambodia
	Kankakee, IL	Worland, WY	Korinthos, Greece	Sevilla, Spain	Beijing, China
	Crawfordsville, IN	Cabreuva, Brazil	Patras, Greece	El Agba, Tunisia	Foshan, China
	Mankato, MN	Estancia, Brazil	Amman, Jordan	Izmit, Turkey	Huizhou, China
	Batesville, MS	Manaus, Brazil	Dammam, Saudi Arabia	Dubai, UAE	Shanghai, China
	Dayton, OH	Ponta Grossa, Brazil	Jeddah, Saudi Arabia	Botcherby, UK	Selangor, Malaysia
	Cheraw, SC	Calgary, Canada	Kosice, Slovakia	Braunstone, UK	Singapore
	Conroe, TX	Weston, Canada			Bangkadi, Thailand
	Fort Bend, TX	Santafe de Bogota, Colombia			Dong Nai, Vietnam
	Winchester, VA	Guadalajara, Mexico			Hanoi, Vietnam
	Olympia, WA	Carolina, Puerto Rico			Ho Chi Minh City, Vietnam

Food and Closures	Winter Garden, FL	Hanover, PA	Brive, France	Abidjan, Ivory Coast	Bangpoo, Thailand
	Pulaski Park, MD	Suffolk, VA	Carpentras, France	Toamasina, Madagascar	Haadyai, Thailand
	Owatonna, MN	Seattle, WA	Concarneau, France	Agadir, Morocco	Samrong, Thailand
	Omaha, NE	Oshkosh, WI	Laon, France	Casablanca, Morocco
	Lancaster, OH	Chatham, Canada	Nantes, France	Goleniow, Poland
	Massillon, OH	Kingston, Jamaica	Outreau, France	Pruszcz, Poland
	Mill Park, OH	La Villa, Mexico	Perigueux, France	Alcochete, Portugal
	Portland, OR	Barbados, West Indies	Lubeck, Germany	Timashevsk, Russia
	Connellsville, PA	Trinidad, West Indies	Mühldorf, Germany	Dakar, Senegal
			Seesen, Germany (2)	Dunajska, Slovakia
			Tema, Ghana	Bellville, South Africa
			Thessaloniki, Greece	Agoncillo, Spain
			Nagykoros, Hungary	Molina de Segura, Spain
			Athy, Ireland	Sevilla, Spain
			Aprilia, Italy (2)	Vigo, Spain
			Battipaglia, Italy	Neath, UK
			Calerno S. Ilario d’Enza, Italy	Poole, UK
			Nocera Superiore, Italy	Wisbech, UK
			Parma, Italy	Worcester, UK

Aerosol	Alsip, IL	Faribault, MN	Deurne, Belgium	Mijdrecht, Netherlands
	Decatur, IL	Spartanburg, SC	Spilamberto, Italy	Sutton, UK

Specialty Packaging	Belcamp, MD		Hoboken, Belgium	Miravalles, Spain
	St. Laurent, Canada		Helsinki, Finland	Montmelo, Spain
			Chatillon-sur-Seine, France	Aesch, Switzerland
			Rouen, France	Aintree, UK
			Vourles, France	Carlisle, UK
			Hilden, Germany	Mansfield, UK
			Chignolo Po, Italy	Newcastle, UK
Hoorn, Netherlands

Canmaking and Spares	Norwalk, CT		Shipley, UK

The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction varies from plant to plant. Warehouse space is generally provided at each of the manufacturing locations, although the Company does lease outside warehouses.

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

The Company’s Americas and Corporate headquarters are in Philadelphia, Pennsylvania, its European headquarters is in Zug, Switzerland and its Asia-Pacific headquarters is in Singapore. The Company maintains research facilities in Alsip, Illinois and in Wantage, England. The Company’s North American and European facilities, with certain exceptions, are subject to liens in favor of the lenders under its senior secured credit facility and under the Company’s first priority senior secured notes.

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2010, the accrual for pending and future asbestos claims that are probable and estimable was $249 million.

The Company is subject to antitrust investigations in Europe. In August 2010, the Spanish National Antitrust Commission issued a Proposal for Resolution (Propuesta de Resolución) alleging that Crown European Holdings SA, a wholly-owned subsidiary of the Company, and one of its subsidiaries violated Spanish and European competition law by coordinating certain commercial terms and exchanging information with competitors in Spain. The Proposal for Resolution does not constitute a decision on the merits and was replied to by the Company. The investigation phase of the proceeding has now ended and the proceeding has entered the resolution phase before the Board of the Spanish National Antitrust Commission. If the Antitrust Commission finds that the Company’s subsidiaries violated competition law, the Antitrust Commission has the authority to levy fines. The Company believes that the allegations in Spain are without merit and intends to defend its position vigorously. The Company estimates the range of loss to be €8 million to €12 million. However, the Company is unable to predict the ultimate outcome of the investigation or its impact on the Company. The Company expects that a final decision from the Board of Spanish National Antitrust Commission will be issued in 2011. This decision would be subject to appeal to the Spanish courts.

In July 2010, a subsidiary of the Company became aware of an investigation by the Netherlands Competition Authority in relation to competition law matters. No allegations have been made at this stage by the Dutch authorities.

The Company’s Italian subsidiaries have received or expect to receive assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers’ failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004 and 2005 and additional assessments are expected to cover periods 2006 through 2009. The expected total assessments resulting from these third party suppliers failing to remit the tax payments are approximately €40 million plus any applicable interest and penalties. The Company intends to dispute these assessments and believes that, if necessary, it should be able to successfully demonstrate in the Italian courts that it has no additional liability for the asserted taxes. While the Company intends to dispute the assessments, there can be no assurance that it will be successful in such disputes or regarding the final amount of additional taxes, if any, payable to the Italian tax authorities.

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

The Registrant’s common stock is listed on the New York Stock Exchange. On February 22, 2011, there were 4,875 registered shareholders of the Registrant’s common stock, including 1,435 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2010 is set forth in Part II of this Annual Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Common Stock and Other Equity” and under Note O to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchase of its equity securities during the year ended December 31, 2010.

2010	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs as of the end of the Period (millions)

August	3,432,251	$29.14	3,432,251	$367
December	4,354,838	31.00	4,354,838	600

Total	7,787,089	$30.18	7,787,089	$600

In August 2010, the Company entered into an agreement with Citigroup to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to this agreement, the Company purchased 3,432,251 shares.

In December 2010, the Company entered into a separate agreement with Citigroup to purchase additional shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 4,354,838 shares, currently estimated to be approximately 90 percent of the shares to be repurchased, for $150 million. The final number of shares to be repurchased and the aggregate cost to the Company will be based on the Company’s volume-weighted average stock price during the term of the transaction which is expected to be completed in April of 2011. At termination of the transaction, the Company may receive additional shares or may be required to pay a price adjustment based on the volume-weighted average stock price. The Company may elect to settle the price adjustment, if any, in shares or in cash.

Shares repurchased during 2010 were acquired under the February 2008 authorization of the Company’s Board of Directors that has been replaced by the December 9, 2010 authorization discussed below.

On December 9, 2010, the Company’s Board of Directors authorized the repurchase of up to $600 million of the Company’s common stock through the end of 2012. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This repurchase authorization replaces all previous authorizations. As of December 31, 2010, $600 million of the Company’s outstanding common stock may be repurchased under this program.

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE

Comparison of Five-Year Cumulative Total Return (a)

Crown Holdings, Inc., S&P 500 Index, Dow Jones “U.S. Containers & Packaging” Index (b)

(a)	Assumes that the value of the investment in Crown Holdings, Inc. common stock and each index was $100 on December 31, 2005 and that all dividends were reinvested.
(b)	Industry index is weighted by market capitalization and is comprised of Crown Holdings, Inc., AptarGroup, Ball, Bemis, Greif, MeadWestvaco, Owens-Illinois, Packaging Corp. of America, RockTenn, Sealed Air, Silgan, Smurfit-Stone Container, Sonoco and Temple-Inland.

Crown Holdings, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2010	2009	2008	2007	2006
Summary of Operations (1)
Net sales	$7,941	$7,938	$8,305	$7,727	$6,982

Cost of products sold, excluding depreciation and amortization	6,519	6,551	6,885	6,468	5,867
Depreciation and amortization	172	194	216	229	227
Selling and administrative expense	360	381	396	385	316
Provision for asbestos	46	55	25	29	10
Provision for restructuring	42	43	21	20	15
Asset impairments and sales	(18)	(6)	6	100	(64)
Loss from early extinguishments of debt	16	26	2
Interest expense, net of interest income	194	241	291	304	274
Translation and exchange adjustments	(4)	(6)	21	(9)	2

Income from continuing operations before income taxes and equity earnings	614	459	442	201	335
Provision for/(benefit from) income taxes	165	7	112	(400)	(62)
Equity earnings/(loss)	3	(2)

Net income from continuing operations	452	450	330	601	397
Net income attributable to noncontrolling interests	(128)	(116)	(104)	(73)	(55)

Net income from continuing operations attributable to Crown Holdings	$324	$334	$226	$528	$342

Financial Position at December 31
Working capital/(deficit)	$272	$317	$385	$151	$157
Total assets	6,899	6,532	6,774	6,979	6,409
Total cash and cash equivalents	463	459	596	457	407
Total debt	3,048	2,798	3,337	3,437	3,541

Total debt, less cash and cash equivalents, to total capitalization (2)	91.9%	85.9%	98.7%	89.8%	107.4%
Total equity/(deficit)	229	383	36	338	(215)

Common Share Data (dollars per share)
Earnings from continuing operations:
Basic	$2.03	$2.10	$1.42	$3.27	$2.07
Diluted	2.00	2.06	1.39	3.19	2.01

Market price on December 31	33.38	25.58	19.20	25.65	20.92
Book value attributable to Crown Holdings based on year-end outstanding shares	(0.62)	(0.04)	(1.99)	0.09	(3.04)

Number of shares outstanding at year-end	155.3	161.5	159.2	159.8	162.7
Average shares outstanding
Basic	159.4	159.1	159.6	161.3	165.5
Diluted	162.4	161.9	162.9	165.5	169.8

Other
Capital expenditures	$320	$180	$174	$156	$191
Number of employees	20,537	20,510	21,268	21,819	21,749

Notes:

(1)	The summary of operations data excludes businesses that were divested in 2006 and reflects a change in method of accounting for U.S. inventories in 2007.
(2)	Total capitalization consists of total debt and total equity/(deficit), less cash and cash equivalents.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data; per share earnings are quoted as diluted)

INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the “Company”) as of and during the three-year period ended December 31, 2010. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

EXECUTIVE OVERVIEW

The Company’s principal areas of focus include improving segment income and cash flow from operations. Segment income is a non-GAAP measure defined by the Company as gross profit less selling and administrative expenses. See Note X to the consolidated financial statements for information regarding segment income.

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

The Company continues to consider opportunities to reduce leverage. The Company’s total debt of $3,048 at December 31, 2010 increased $250 from $2,798 at December 31, 2009, primarily due to new accounting guidance related to securitizations as described in Note A to the consolidated financial statements.

The Company considers possible transactions such as acquisitions (which, if effected, may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $600 was available at December 31, 2010). Such transactions would be subject to compliance with the Company’s debt agreements.

The cost of aluminum and steel, the primary raw materials used to manufacture the Company’s products, has been subject to significant volatility in recent years and certain steel supply contracts provide for prices that fluctuate or adjust rather than provide a fixed price during a one-year period. The Company attempts to pass-through these costs to its customers through provisions that adjust the selling prices to certain customers based on changes in the market price of the applicable raw material, or through surcharges where no such provision exists. The Company recognizes revenue related to selling price increases when all of the revenue recognition criteria has been met. There can be no assurance that the Company will be able to fully recover from its customers the impact of any increased aluminum and steel costs. In addition, decreased costs resulting from raw material price fluctuations may be passed through to customers, which would in turn result in decreases to the Company’s revenue.

RESULTS OF OPERATIONS

The foreign currency translation impacts referred to below are primarily due to changes in the euro and pound sterling in the European Division operating segments and the Canadian dollar in the Americas Division operating segments.

Crown Holdings, Inc.

NET SALES

Net sales increased from $7,938 in 2009 to $7,941 in 2010 reflecting higher global sales unit volumes which offset decreases due to the pass-through of lower raw material costs and $42 from the impact of foreign currency translation. Net sales decreased from $8,305 in 2008 to $7,938 in 2009 primarily due to $407 from the impact of foreign currency translation and the pass-through of lower aluminum costs which were partially offset by the pass-through of higher steel costs.

Net sales from U.S. operations accounted for 28.3% of consolidated net sales in 2010, 28.0% in 2009 and 26.3% in 2008. Sales of beverage cans and ends accounted for 51.2% of net sales in 2010 compared to 47.6% in 2009 and 47.4% in 2008. Sales of food cans and ends accounted for 31.2% of net sales in 2010, 34.0% in 2009 and 33.8% in 2008.

Net sales in the Americas Beverage segment increased from $1,819 in 2009 to $2,097 in 2010 primarily due to a 10% increase in sales unit volumes and $39 from the impact of foreign currency translation. Net sales decreased from $1,938 in 2008 to $1,819 in 2009, primarily due to the pass-through of lower aluminum costs to customers and $44 from the impact of foreign currency translation.

Net sales in the North America Food segment decreased from $1,006 in 2009 to $897 in 2010 primarily due to the pass-through of lower steel costs and a 2% decrease in sales unit volumes, partially offset by $11 from the impact of foreign currency translation. Net sales increased from $905 in 2008 to $1,006 in 2009 primarily due to the pass-through of increased steel costs to customers, partially offset by a decrease in sales unit volumes and $13 from the impact of foreign currency translation.

Net sales in the European Beverage segment decreased from $1,567 in 2009 to $1,524 in 2010 primarily due to the pass through of lower raw material costs and $29 from the impact of foreign currency translation, partially offset by a 7% increase in sales unit volumes. Net sales decreased from $1,607 in 2008 to $1,567 in 2009 primarily due to $103 from the impact of foreign currency translation, partially offset by the pass-through of higher raw material costs to customers.

Net sales in the European Food segment decreased from $1,968 in 2009 to $1,841 in 2010, primarily due to the pass-through of lower steel costs and $73 from the impact of foreign currency translation, partially offset by a 3% increase in sales unit volumes. Net sales decreased from $2,188 in 2008 to $1,968 in 2009, primarily due to $158 from the impact of foreign currency translation and a decrease in sales unit volumes, partially offset by the pass-through of increased steel costs to customers.

Net sales in the European Specialty Packaging segment decreased from $404 in 2009 to $395 in 2010, primarily due to the impact of foreign currency translation. Net sales decreased from $445 in 2008 to $404 in 2009, primarily due to a decrease in sales unit volumes and $31 from the impact of foreign currency translation, partially offset by the pass-through of increased steel costs to customers.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold, excluding depreciation and amortization, decreased from $6,551 in 2009 to $6,519 in 2010, primarily due to lower raw material costs and $28 from the impact of foreign currency translation, partially offset by higher sales unit volumes. Cost of products sold, excluding depreciation and amortization, decreased from $6,885 in 2008 to $6,551 in 2009, primarily due $340 from the impact of foreign currency translation.

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

Crown Holdings, Inc.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization during 2010 was $172, a decrease of $22 from $194 in 2009, after a decrease of $22 from expense of $216 in 2008. The decreases were primarily due to lower capital spending in recent years and $2 and $10 from the impact of foreign currency translation in 2010 and 2009, respectively.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense for 2010 was $360, a decrease of $21 from 2009 expense of $381, following a decrease of $15 from $396 in 2008. The decrease in 2010 includes a benefit of $20 from the settlement of a legal dispute unrelated to the Company’s ongoing operations and $4 from the impact of foreign currency translation. The decrease in 2009 was primarily due to foreign currency translation of $21, partially offset by increased incentive compensation costs.

SEGMENT INCOME

As discussed under Note X to the consolidated financial statements, the Company defines segment income as gross profit less selling and administrative expenses.

Segment income in the Americas Beverage segment increased from $207 in 2009 to $275 in 2010, primarily due to increased sales unit volumes in the U.S., Canada and Brazil. Segment income increased from $202 in 2008 to $207 in 2009, primarily due to cost reductions offset by $4 from the impact of foreign currency translation.

Segment income in the North America Food segment decreased from $140 in 2009 to $120 in 2010, primarily due to inventory holding gains from 2009 that did not recur in 2010. Segment income increased from $88 in 2008 to $140 in 2009, primarily due to inventory holding gains from the sale of lower cost inventory on hand at the end of 2008, and cost reductions of $26.

Segment income in the European Beverage segment decreased from $262 in 2009 to $244 in 2010 primarily due to pricing adjustments including inventory holding gains from 2009 that did not recur in 2010 and $4 from the impact of foreign currency translation, partially offset by an increase in sales unit volumes. Segment income increased from $242 in 2008 to $262 in 2009, primarily due to $22 of cost reductions and $10 of other improvements, partially offset by $12 from the impact of foreign currency translation.

Segment income in the European Food segment decreased from $238 in 2009 to $224 in 2010, primarily due to inventory holding gains from 2009 that did not recur in 2010 and $10 from the impact of foreign currency translation, partially offset by an increase in sales unit volumes. Segment income increased from $231 in 2008 to $238 in 2009, primarily due to inventory holding gains, partially offset by lower sales unit volumes and $14 from the impact of foreign currency translation.

Segment income in the European Specialty Packaging segment increased from $18 in 2009 to $22 in 2010 primarily due to cost reductions, including plant operating efficiencies. Segment income was $18 in both 2009 and 2008 as 2009 inventory holding gains were offset by lower sales unit volumes in 2009.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. During 2010, 2009 and 2008 the Company recorded charges of $46, $55 and $25, respectively, to increase its accrual for asbestos-related costs. See Note K to the consolidated financial statements for additional information regarding the provision for asbestos-related costs.

Crown Holdings, Inc.

PROVISION FOR RESTRUCTURING

During 2010, the Company provided a pre-tax charge of $42 for restructuring costs including $10 for asset writedowns, $10 for pension and postretirement plan curtailment charges and $2 for severance costs related to the closure of a Canadian plant in the Company’s North America Food segment, $6 for strip and clean costs from prior restructuring actions primarily in the Company’s North America Food segment, $8 for severance costs covering administrative headcount reductions due to relocation of the Company’s European division headquarters and $6 for other related costs.

During 2009, the Company provided a pre-tax charge of $43 for restructuring costs, including $20 related to the closure of two food can plants and an aerosol can plant in Canada, $19 for severance costs to reduce headcount in the Company’s European division and $4 for costs related to a prior restructuring action in Canada. The charges of $24 in Canada included $11 for pension and postretirement benefit plan curtailment charges and settlements, $6 for severance costs, $4 for other exit costs and $3 for asset writedowns.

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

In connection with the closure of the Canadian plant in 2010, the Company expects to incur future additional charges of approximately $15 including $13 for pension settlements when the Company receives regulatory approval and settles these obligations. The Company expects the total cash cost of the closure to be $13 including $6 for the pension settlement. The majority of cash is expected to be paid over the next year with the exception of the pension settlement which is dependent upon regulatory approval. The closure is expected to result in pre-tax savings of $15 on an annual basis when fully implemented.

In connection with the prior restructuring actions in Canada, the Company expects to incur future additional charges of approximately $40 including $35 for pension settlements when the Company receives regulatory approval and settles these obligations and $5 for strip and clean costs. The Company expects the total cash cost of these prior restructuring actions to be $14 including $9 for the pension settlement. The majority of cash is expected to be paid over the next year with the exception of the pension settlements which are dependent upon regulatory approval. The actions are expected to result in pre-tax savings of $25 on an annual basis when fully implemented.

See Note M to the consolidated financial statements for additional information on these charges.

ASSET IMPAIRMENTS AND SALES

During 2010, the Company recorded net pre-tax gains of $18 for asset impairments and sales including a gain of $14 from sales of Canadian real estate as a result of previously announced plant closings and $4 from the sale of the Company’s plastic closures business in Brazil.

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

LOSS FROM EARLY EXTINGUISHMENTS OF DEBT

During 2010, the Company recorded a loss from early extinguishments of debt of $16, including $12 for premiums paid and $4 for the write off of deferred financing fees, in connection with the following transactions:

•

The Company purchased through a tender offer and open market transactions €76 principal amount of Crown European Holdings SA’s €150 6.25% first priority senior secured notes due 2011 and paid a redemption premium of $4.

•

The Company redeemed all of the outstanding $200 principal amount of 7.625% senior notes due 2013 of Crown Americas LLC and Crown Americas Capital Corp., each a wholly-owned subsidiary of the Company and paid a redemption premium of $8.

Crown Holdings, Inc.

During 2009, the Company recorded a net loss from early extinguishments of debt of $26, for premiums paid and the write off of deferred financing fees, in connection with the following transactions:

•

The Company purchased through a tender offer and privately negotiated transactions €300 of the €460 6.25% senior secured notes of Crown European Holdings SA due 2011. In addition to the principal of €300, the purchase price also included €13 for fees and redemption premiums.

•

In September 2009, the Company made an irrevocable deposit of $212 with a trustee to satisfy and discharge all of the outstanding indebtedness with respect to the 8.0% debentures of Crown Cork & Seal Company, Inc. due 2023. The payment of $212 included $200 for the principal amount of the debentures, $9 for accrued and unpaid interest to the redemption date of October 30, 2009, and $3 for a redemption premium.

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

INTEREST EXPENSE

Interest expense of $203 in 2010 decreased $44 from interest expense of $247 in 2009 primarily due to lower average debt outstanding. Interest expense of $247 in 2009 decreased $55 from interest expense of $302 in 2008 due to $43 from lower interest rates, $8 from foreign currency translation and $4 due to lower average debt outstanding.

TRANSLATION AND FOREIGN EXCHANGE ADJUSTMENTS

During 2010, 2009 and 2008, the Company recorded pre-tax foreign exchange gains/(losses) of $4, $6 and $(21), respectively, primarily for certain subsidiaries that had unhedged currency exposure arising from intercompany debt obligations and for other subsidiaries whose functional currency is not their local currency.

TAXES ON INCOME

Taxes on income for 2010, 2009 and 2008 were provisions of $165, $7 and $112, respectively, against pre-tax income of $614 in 2010, $459 in 2009 and $442 in 2008.

The primary items causing the 2010 effective rate to differ from the 35.0% U.S. statutory rate were $56 of decrease from lower tax rates in non-U.S. jurisdictions, $6 of decrease due to valuation allowance adjustments and $7 of decrease for the nontaxable settlement of a legal dispute unrelated to the Company’s ongoing operations, partially offset by $7 of increase to recognize the tax impact of the new U.S. healthcare legislation, $4 of increase from foreign withholding taxes and $8 of increase due to other net differences.

Crown Holdings, Inc.

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

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests was $128, $116 and $104 in 2010, 2009 and 2008, respectively. The increase in 2010 was primarily due to increased earnings in the Americas Beverage segment primarily in Brazil where the noncontrolling investor has a 50% ownership interest. The increase in 2009 was due to higher profits in the Company’s beverage can operations in Asia, the Middle East and Brazil.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

Cash and cash equivalents were $463 at December 31, 2010 compared to $459 and $596 at December 31, 2009 and 2008, respectively. Cash provided by operating activities was $590 in 2010 compared to $756 in 2009 and $422 in 2008. The decrease in cash from operations in 2010 compared to 2009 included $208 from a change in accounting guidance requiring the Company’s securitization facilities and a portion of its factoring facilities to be accounted for as secured borrowings and an increase in tax payments of $29, partially offset by a reduction of $83 in interest payments primarily due to lower average debt outstanding and the timing of interest payments on refinanced debt.

The increase in cash from operations in 2009 compared to 2008 included an improvement in receivables of $152, partially due to the collection in 2009 of receivables from increased sales activity at the end of 2008; a reduction of $42 in interest payments due to lower average rates and debt outstanding; and an improvement in operating results.

Payments for asbestos were $27 in 2010, $26 in 2009 and $25 in 2008, and the Company expects 2011 payments to be similar to prior years’ levels.

Cash used for investing activities in 2010 was $281 and included $320 of capital expenditures, partially offset by proceeds from the sales of property, plant and equipment and from the sale of a business. Cash used for investing activities in 2009 was $200 and included $180 of capital expenditures. Other investing activities in 2009 included $22 to purchase a business in Vietnam as discussed in Note T to the consolidated financial statements. The increase in capital expenditures in 2010 compared to 2009 was primarily due to beverage can production capacity expansion.

Cash used for investing activities in 2008 was $186 and included $174 of capital expenditures. Other investing activities included $13 to purchase additional ownership interests in the Company’s holding company in Greece.

Cash used for financing activities decreased from $701 in 2009 to $299 in 2010 and included an increase in debt of $289 in 2010 compared to a decrease of $562 in 2009. The increase in 2010 includes $208 from a change in accounting guidance requiring the Company’s securitization facilities and a portion of its factoring facilities to be accounted for as secured borrowings and increased borrowings that were used, in part, to repurchase shares of the Company’s common stock as described in Note O and to purchase additional ownership interests in certain operations from noncontrolling interests as described in Note T to the consolidated financial statements. Other financing activities of $65 in 2010 included payments of $34 to settle foreign currency derivatives and $31 for bond issue costs.

Crown Holdings, Inc.

Cash used for financing activities in 2009 increased from $77 in 2008 to $701 in 2009. Repayments of debt, net of borrowings, increased from $52 in 2008 to $562 in 2009 due to increased cash from operating activities and the Company’s decision to pay certain debt obligations prior to their maturity. Other financing activities of $71 in 2009 included payments of $63 to settle foreign currency derivatives used to hedge intercompany debt obligations, and $8 for bond issue costs.

Cash from financing activities included dividends paid to noncontrolling interests of $112, $87 and $65 in 2010, 2009 and 2008, respectively. These dividends were primarily paid to noncontrolling interests in the Company’s consolidated non-wholly owned subsidiaries in Asia, the Middle East and South America.

LIQUIDITY

The Company has substantial debt outstanding. The ratio of total debt, less cash and cash equivalents, to total capitalization was 91.9%, 85.9% and 98.7% at December 31, 2010, 2009 and 2008, respectively. Total capitalization is defined by the Company as total debt plus total equity, less cash and cash equivalents.

The Company funds its operations, debt service and other obligations primarily with cash flow from operations borrowings under its senior secured revolving credit facilities and the accelerated receipt of cash under its receivables securitization and factoring facilities. The Company may also consider divestitures from time to time, the proceeds of which may be used to reduce debt. The Company had $184 of outstanding borrowings under its $1,200 revolving credit facility at December 31, 2010 and had $208 of securitized receivables. The Company also had $73 of outstanding letters of credit under its revolving credit facility as of December 31, 2010, which reduced the amount of borrowings otherwise available under the facility to $943.

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

The senior secured revolving credit facilities and first priority term loans also contain various financial covenants. The interest coverage ratio is calculated as earnings before interest, taxes, depreciation and amortization (EBITDA) divided by interest expense. EBITDA is defined in the credit agreement as the sum of net income attributable to Crown Holdings, net income attributable to noncontrolling interests, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s interest coverage ratio of 5.36 to 1.0 at December 31, 2010 was in compliance with the covenant requiring a ratio of at least 2.85 to 1.0. The total net leverage ratio is calculated as total net debt divided by EBITDA, as defined above. Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. The Company’s total net leverage ratio of 2.18 to 1.0 at December 31, 2010 was in compliance with the covenant requiring a ratio no greater than 3.50 to 1.0. The ratios are calculated at the end of each quarter using debt and cash balances as of the end of the quarter and EBITDA and interest expense for the most recent twelve months. Failure to meet the financial covenants could result in the acceleration of any outstanding amounts due under the senior secured revolving credit facilities, term loan agreements, senior secured notes due 2011, and senior notes due 2017, 2018 and 2021. In addition to the financial covenants above, the interest rate on the senior secured revolving credit facilities due 2011 can vary from EURIBOR or LIBOR plus a margin of 0.875% up to 2.00% based on the total net leverage ratio. The margin is 0.875% at a ratio of less than 2.50 to 1.0 and 2.00% at a ratio of 4.75 to 1.0 or higher, and varies between 1.00% and 1.75% at intervals in between. The interest rate on the senior secured revolving credit facilities due 2015 can vary from EURIBOR or LIBOR plus a margin of 1.75% up to 2.25% based on the total net leverage ratio. The margin is 1.75% at a ratio of less than 2.0 to 1.0, 2.25% at a ratio of 2.5 to 1.0 or higher, and 2.0% in between. The term loans bear interest of LIBOR or EURIBOR plus 1.75%.

Crown Holdings, Inc.

The Company’s current sources of liquidity and borrowings expire or mature as follows—its $200 North American securitization facility in March 2013; its €120 European securitization facility in November 2011; its $1,200 senior secured revolving credit facilities in June 2015; its €84 first priority senior secured notes in September 2011; its $292 first priority term loans in November 2012; its $400 7.625% senior notes in May 2017; its €500 7.125% senior notes in August 2018; its $700 6.25% senior notes in February 2021; its $350 7.375% senior notes in December 2026; its $64 7.5% senior notes in December 2096; and $132 of other indebtedness in various currencies at various dates. In addition, total availability under the Company’s senior secured revolving credit facilities due in May 2011 consists of up to $130 available in U.S. dollars and up to approximately $64 available, subject to certain sublimits, in euro and pound sterling. Prior to maturity of the senior secured revolving credit facilities due May 2011, borrowing under the senior secured revolving credit facilities due May 2011 and the senior secured revolving credit facilities due June 2015 are limited to $1,200 in the aggregate. At December 31, 2010, the Company did not have any outstanding borrowings under the facilities due May 2011.

In January, 2011, the Company sold $700 principal amount of 6.25% senior unsecured notes due 2021. In addition, concurrently with the offering of the notes, the Company commenced a tender offer for any and all of the $600 outstanding 7.75% senior secured notes due 2015 (the “2015 notes”). At the expiration of the tender offer approximately 90% of the 2015 notes had been repurchased. All 2015 notes that remained outstanding were redeemed by the Company on February 17, 2011.

The Company had $943 of availability under its senior secured revolving credit facilities and cash balances of $463 at December 31, 2010, has $158 of current debt maturities in 2011, and is not required to refinance or renegotiate any of its current sources of liquidity in 2011 other than its European securitization facility.

Recent distress in the financial markets has reduced liquidity, credit availability, and the ability of many companies to refinance at terms consistent with those in current agreements and outstanding debt obligations. In addition, volatility in the global equity markets has reduced the value of assets in the pension plans of many companies. Reduced liquidity in the market did not have a significant impact on the Company in 2010 and the Company does not expect a significant impact in 2011 because it believes it has sufficient sources of liquidity under its current agreements to fund its operating needs in 2011. The decline in discount rates, however, had a significant impact on the funded status of the Company’s defined benefit pension plans. As disclosed in Note V to the consolidated financial statements, the aggregate funded status of the Company’s pension plans increased from an underfunding of $548 at December 31, 2009 to an underfunding of $752 at December 31, 2010. The Company recorded pension expense, excluding costs related to restructuring activities, of $112 in 2010 and currently projects its 2011 pension expense, excluding restructuring activities, to decrease to approximately $96 using foreign currency exchange rates in effect at December 31, 2010. The Company contributed $79 to fund its pension plans in 2010 and, based on its current projections, expects to fund $75, $146, $166, $225, and $154 in 2011 through 2015, respectively.

The Company has thus far not been significantly affected by any impact the financial crisis may or may not have had on its suppliers, customers and other counterparties, but is monitoring them for their continued ability to meet the terms of their agreements with the Company.

DEBT REFINANCINGS

In June 2010, the Company entered into a fourth amendment to its senior secured credit facilities. Subject to its specific terms and provisions, the fourth amendment extended the maturity date of the Company’s senior secured revolving credit facilities due 2011 and increased the aggregate principal amount available thereunder to $1,200. The Company’s amended and restated senior secured credit facilities now include senior secured revolving credit facilities that will mature in June 2015 as well as the existing senior secured term loan facilities, which mature in November, 2012.

The senior secured revolving credit facilities due 2015 are available in an aggregate principal amount of up to $1,200, of which up to $450 is available in U.S. dollars, up to $700 is available, subject to certain sublimits, in euro and pound sterling, and up to $50 is available in Canadian dollars. The senior secured revolving credit facilities due 2015 are subject to a pricing grid and the interest rate can vary from LIBOR or EURIBOR plus a margin of 0.875% up to 2.0%. Lenders under the senior secured revolving facilities due

Crown Holdings, Inc.

2015 include certain lenders under the senior secured revolving credit facilities due 2011 who elected to convert their commitments under the senior secured revolving credit facilities due 2011 into commitments under the senior secured revolving credit facilities due 2015, as well as new lenders.

To the extent that lenders under the senior secured revolving credit facilities due 2011 did not participate as lenders under the senior secured revolving credit facilities due 2015, the senior secured revolving credit facilities due 2011 remain outstanding, subject to their maturity on May 15, 2011. Total availability under the senior secured revolving credit facilities due 2011 now consists of up to $130 available to Crown Americas in U.S. dollars and up to approximately $64 available, subject to certain sublimits, to Crown European Holdings and the subsidiary borrowers in euro and pound sterling. Prior to maturity of the senior secured revolving credit facilities due 2011, borrowings under the senior secured revolving credit facilities due 2011 and the senior secured revolving credit facilities due 2015 are limited to $1,200 in the aggregate.

In 2010, the Company repaid $200 of its existing U.S. dollar term loan facility and the equivalent of $200 of its existing Euro loan facility.

In 2010, the Company sold €500 principal amount of 7.125% senior unsecured notes due 2018. The notes were issued at par by Crown European Holdings SA, a wholly-owned subsidiary of the Company. The notes are senior obligations of Crown European Holdings SA and are unconditionally guaranteed on a senior basis by the Company and each of the Company’s present and future U.S. subsidiaries that guarantees obligations under the Company’s credit facilities and, subject to applicable law, each of Crown European Holdings SA’s subsidiaries that guarantee obligations under the Company’s credit facilities.

In 2010, the Company purchased through a tender offer and open market transactions €76 principal amount of Crown European Holdings SA’s €150 6.25% first priority senior secured notes due 2011 and paid a redemption premium of $4.

In 2010, the Company redeemed all of the outstanding $200 principal amount of 7.625% senior notes due 2013 of Crown Americas LLC and Crown Americas Capital Corp., each a wholly owned subsidiary of the Company and paid a redemption premium of $8.

In January, 2011, the Company sold $700 principal amount of 6.25% senior unsecured notes due 2021. In addition, concurrently with the offering of the notes, the Company commenced a tender offer for any and all of the $600 outstanding 7.75% senior secured notes due 2015 (the “2015 notes”). At the expiration of the tender offer approximately 90% of the 2015 notes had been repurchased. All 2015 notes that remained outstanding were redeemed by the Company on February 17, 2011.

See Note Q to the consolidated financial statements for further information relating to the Company’s refinancings and liquidity and capital resources.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2010 are summarized in the table below.

	Payments Due by Period
	2011	2012	2013	2014	2015	2016 & after	Total

Long-term debt	$158	$329	$26	$12	$795	$1,499	$2,819
Interest on long-term debt	182	172	164	162	162	110	952
Operating leases	55	44	31	17	11	48	206
Projected pension contributions	75	146	166	225	154		766
Postretirement obligations	32	32	32	32	32	165	325
Purchase obligations	2,947	1,019	759	409	293		5,427

Total contractual cash obligations	$3,449	$1,742	$1,178	$857	$1,447	$1,822	$10,495

Crown Holdings, Inc.

All amounts due in foreign currencies are translated at exchange rates as of December 31, 2010.

Interest on long-term debt is presented through 2016 only, represents the interest that will accrue by year, and is calculated based on interest rates in effect as of December 31, 2010. Interest on the Company’s revolving credit facility is calculated based on $184 of outstanding balances as of December 31, 2010.

The projected pension contributions caption includes the contributions the Company expects to make in 2011 to 2015 to fund its plans. The postretirement obligations caption includes the expected payments through 2020 to retirees for medical and life insurance coverage. The pension and postretirement projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Therefore, these amounts have been provided for five years only in the case of pensions and through 2020 in the case of postretirement costs.

Purchase obligations include commitments for raw materials and utilities at December 31, 2010. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

The obligations above exclude $37 of unrecognized tax benefits for which the Company has recorded liabilities. These amounts have been excluded because the Company is unable to estimate when these amounts may be paid, if at all. See Note W to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

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

The table below provides information in U.S. dollars as of December 31, 2010 about the Company’s forward currency exchange contracts. The majority of the contracts expire in 2011 and primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt and are recorded at fair value. The contracts with no amounts in the fair value column have a fair value of less than $1.

Crown Holdings, Inc.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
U.S. dollars/Euro	$300	$(3)	1.32
Sterling/Euro	227	1	0.86
Euro/Sterling	431	6	0.85
Euro/U.S. dollars	363	5	1.32
U.S. dollars/Sterling	32		1.56
Sterling/U.S. dollars	112		1.56
U.S. dollars/Canadian dollars	10		1.01
U.S. dollars/Thai Baht	54	(1)	30.75
Turkish Lira New/U.S. dollars	41	1	0.63
Turkish Lira New /Euro	30		0.48
Singapore dollars/U.S. dollars	73	1	1.30
U.S. dollars/Singapore dollars	11		1.31
Euro/Swiss Francs	10		1.25

	$1,694	$10

At December 31, 2010, the Company had additional contracts with notional values of $64 to purchase or sell other currencies, primarily the Malaysian ringgit, Hungarian forint, South African rand and the Polish zloty. The aggregate fair value of these contracts was $1.

The Company, from time to time, may manage its interest rate risk, primarily from fluctuations in variable interest rates, through interest rate swaps in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations. Variable interest rates disclosed represent the weighted average rates at December 31, 2010.

	Year of Maturity
Debt	2011	2012	2013	2014	2015	Thereafter
Fixed rate	$141	$28	$21	$8	$608	$1,499
Average interest rate	6.2%	5.1%	5.2%	6.4%	7.7%	7.3%

Variable rate	$258	$301	$5	$4	$187
Average interest rate	2.8%	2.5%	3.7%	3.8%	2.3%

Total future payments of $3,060 at December 31, 2010 include $1,891 of U.S. dollar-denominated debt, $1,052 of euro-denominated debt and $117 of debt denominated in other currencies.

The Company uses various raw materials, such as steel and aluminum in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2010, consumption of steel and aluminum represented approximately 27% and 35%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The weighted average market price for steel used in packaging decreased approximately 9%, when compared to the weighted average market price in 2009, and the average price of aluminum ingot on the London Metal Exchange increased approximately 29% during 2010. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The Company may, however, be unable to increase its prices to offset unexpected increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term.

In addition, the manufacturing facilities of the Company are dependent, in varying degrees, upon the availability of water and processed energy, such as natural gas and electricity.

Crown Holdings, Inc.

Aluminum, a basic raw material of the Company, is subject to significant price fluctuations the risk of which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $326 and a fair value gain of $52. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers to manage exposure to price volatility.

CAPITAL EXPENDITURES

Consolidated capital expenditures were $320 in 2010 compared to $180 in 2009.

Expenditures in the Americas Division were $166 in 2010 and included spending of $151 in Americas Beverage and $7 in North America Food. The spending in Americas Beverage included $122 to expand capacity in Brazil.

Expenditures in the European Division were $91 and included spending of $59 in European Beverage, $21 in European Food and $6 in European Specialty Packaging. The spending in European Beverage included $27 for the Company’s new beverage can plant in Slovakia.

At December 31, 2010, the Company had approximately $54 of capital commitments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note L to the consolidated financial statements.

The Company also utilizes receivables securitization and factoring facilities and derivative financial instruments as further discussed under Note C and Note S, respectively, to the consolidated financial statements. As discussed in Note A to the consolidated financial statements, the Company changed its accounting for its securitization and factoring facilities in 2010 due to new accounting guidance.

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

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $6 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites. The Company has also recorded aggregate accruals of $8 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. Actual expenditures for remediation were $2, $2 and $5 in 2010, 2009 and 2008, respectively. The Company records an

Crown Holdings, Inc.

undiscounted environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Reserves at December 31, 2010 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserves and will not have a material effect on the Company’s consolidated results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

The potential impact on the Company’s operations of climate change and potential future climate change regulation in the jurisdictions in which the Company operates is highly uncertain. See the risk factor entitled “The Company is subject to costs and liabilities related to stringent environmental and health and safety standards” in Part I, Item 1A of this Annual Report.

COMMON STOCK AND OTHER EQUITY

Total equity was $229 at December 31, 2010 compared to $383 and $36 at December 31, 2009 and 2008, respectively. The decrease of $154 in 2010 was primarily due to $255 of common stock repurchases, $169 to purchase additional ownership interests from noncontrolling interests, $112 of dividends paid to noncontrolling interests, $74 related to accounting for pension and postretirement benefit plans and $31 of translation adjustments, partially offset by $452 of net income. The increase of $347 in 2009 was primarily due to $450 of net income, $144 of currency translation adjustments, and $86 related to accounting for derivatives, partially offset by decreases of $285 related to the Company’s pension and postretirement benefit plans and $87 of dividends paid to noncontrolling interests.

The Company’s senior secured revolving credit and term loan facilities, first priority senior secured notes and senior unsecured notes contain provisions that limit the repurchase of common stock and the payment of dividends subject to certain permitted payments or repurchases and exceptions. The Company acquired 7,959,707 shares, 182,574 shares and 2,119,697 shares of its common stock in 2010, 2009 and 2008, respectively.

Total common shares outstanding were 155,256,791 at December 31, 2010 and 161,483,074 at December 31, 2009.

On December 9, 2010, the Company’s Board of Directors authorized the repurchase of up to $600 of the Company’s common stock through the end of 2012. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This repurchase authorization replaces all previous authorizations. As of December 31, 2010, $600 of the Company’s outstanding common stock may yet be purchased under this program.

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

The five year average settlement cost per claim was $7,500, $6,600 and $5,900 for 2010, 2009 and 2008, respectively. The average settlement cost per claim increased due to a higher percentage of claims in Crown Cork’s settlement pool for claims alleging serious disease (primarily mesothelioma and other malignancies) during the most recent five-year period. Of the approximately 50,000 claims outstanding at the end of 2010, 2009 and 2008 approximately 18%, 16% and 15%, respectively, relate to claims alleging serious diseases. Of the approximately 15,000 claims related to claimants alleging first exposure to asbestos before or during 1964 that were filed in states that have not enacted asbestos legislation and were outstanding at the end of 2010, 2009 and 2008 approximately 31%, 29% and 25%, respectively, relate to claims alleging serious diseases. Because claims are not submitted or settled evenly throughout the year, it is difficult to predict at any time during the year whether the number of claims or average settlement cost over the five year period ending December 31 of such year will increase compared to the prior five year period.

The Company’s asbestos liability is calculated using a ten-year projection and the Company therefore expects to incur an annual charge to account for projected claims in the new tenth year. In 2010, the company recorded a charge of $46 compared to $55 in 2009 and $25 in 2008. The charge of $46 included $15 to increase the Company’s accrual for asbestos-related costs in Texas as described in Note K to the consolidated financial statements as well as the impact of including an additional year in the ten-year projection

Crown Holdings, Inc.

combined with the increased settlement costs per claim, which were partially offset by a projected decrease in the number of future claims. During 2010, 2009 and 2008, respectively, the Company made asbestos-related payments of $27, $26 and $25. If the recent trend of settling a higher percentage of claims alleging serious disease (primarily mesothelioma and other malignancies), which are settled for higher amounts continues, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company may record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2010 by $25 for the following ten-year period. A 10% increase or decrease in these two factors at the same time would increase or decrease the estimated liability at December 31, 2010 by $52 and $47, respectively, for the following ten-year period.

Goodwill Impairment

The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. The impairment review involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on the average of the estimated fair values calculated using market values for comparable businesses and discounted cash flow projections. The Company uses an average of the two methods in estimating fair value because it believes they provide an equal probability of yielding an appropriate fair value for the reporting unit. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Under the first method of calculating estimated fair value, the Company obtains publicly available trading multiples based on the enterprise value of companies in the packaging industry whose shares are publicly traded. The Company also reviews available information regarding the multiples used in recent transactions, if any, involving transfers of controlling interests in the packaging industry. The appropriate multiple is applied to the forecasted EBITDA (a non-GAAP item defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) of the reporting unit to obtain an estimated fair value. Under the second method, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include no growth assumption unless there has recently been a material change in the business or a material change is forecasted. The discount rate used is based on the average weighted-average cost of capital of companies in the packaging industry, which information is available through various sources.

The terminal value at the end of the five years is the product of the projected EBITDA at the end of the five year period and the trading multiple. The Company used an EBITDA multiple of 7.0 times and a discount rate of 8.5% in its 2010 review. The assumed EBITDA multiple was consistent with the 7.0 times used in 2009. The discount rate in 2010 increased from the 7.4% used in 2009 due to an increase in the weighted average cost of capital of companies in the packaging industry. Based upon consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, the Company did not have any reporting unit at the end of 2010 whose fair value did not materially exceed its carrying value except for its European Aerosols reporting unit.

As of December 31, 2010, the estimated fair value of the European Aerosols reporting unit was 31% higher than its carrying value, and the reporting unit had $143 of goodwill. The fair value of the European Aerosols reporting unit was estimated using the methods and assumptions described above. The maximum potential effect of weighting the two methods other than equally would have been to increase or decrease the estimated fair value at December 31, 2010 by less than $1 as the two methods provided values that were within $1 of each other. Assuming all other factors remain the same, a $1 change in projected annual EBITDA changes the excess of estimated fair value over carrying value by $7; a change of 0.5 in the assumed EBITDA multiple changes the excess of estimated fair value over carrying value by $13; and an increase in the discount rate from 8.5% to 9.5% changes the excess of estimated fair value over carrying value by $4. The estimated fair value of the reporting unit as determined using projected discounted cash flows assumed that current year results were held constant. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $143 could be recorded.

Crown Holdings, Inc.

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

The Company’s valuation allowances of $376 at December 31, 2010 included $177 in the U.S., $102 in France, $65 in Canada, $13 in Belgium, $10 in the Netherlands, $6 in Asia and $3 in Poland.

As of December 31, 2010, the Company had $177 of remaining valuation allowance against its U.S. deferred tax assets including $151 for state tax loss carryforwards and $25 for capital loss carryforwards. The state tax loss carryforwards expire as follows: $5 in 2011 through 2015, $66 in 2016 through 2020, and $124 thereafter. The capital loss carryforwards expire in 2012 and 2013. Future realization of the Company’s $502 of net U.S. deferred tax assets will require approximately $1.2 billion of aggregated U.S. taxable income.

At December 31, 2010, the Company’s net deferred tax assets in France consist of $164 of deferred tax assets, including $132 of tax loss carryforwards that do not expire, $41 of deferred tax liabilities and $102 of valuation allowances. The Company is unable to conclude at this time that it is more likely than not that it will realize any additional deferred tax benefits in France, primarily due to a restructuring of the Company’s operations which will reduce its profits in France. It is possible that the Company may be required to increase this valuation allowance at some future time if its income projections are later revised downwards. It is also possible that the Company will release additional portions of its French valuation allowance in future periods if its income projections are revised upwards.

As of December 31, 2010, the Company has a full valuation allowance of $65 against its net deferred tax assets in Canada. The net deferred tax assets of $65 include $36 of tax loss carryforwards that expire in 2014 to 2029. The Canadian operations remain in a three year cumulative loss position and had a significant loss in 2010 due to low operating margins and plant closing costs. The Company does not believe it has sufficient positive evidence at this time to release any of the valuation allowance in Canada, but it is possible that some or all of its Canadian valuation allowance will be reversed in the future if the results of operations improve.

During the third quarter of 2010, the Company released $8 of valuation allowance for a Belgian subsidiary based on projections of future taxable income. The subsidiary generated positive income in 2009 and 2010 and is projecting positive income in future years sufficient to realize the deferred tax assets. The deferred tax assets are primarily tax loss carryforwards that do not expire. The Company continues to maintain a valuation allowance of $13 for deferred tax assets in a dormant entity in Belgium that the Company does not believe at this time it will be able to utilize.

Crown Holdings, Inc.

During the third quarter of 2010, the Company released $2 of valuation allowance for a Dutch subsidiary based on projections of future taxable income. The subsidiary generated positive income in 2009 and 2010 and is projecting positive income in future years sufficient to realize the deferred tax assets. The Company continues to maintain a valuation allowance of $10 for tax loss carryforwards that expire in 2014 and that the Company does not believe at this time it will be able to utilize.

The remaining valuation allowances of $6 in Asia and $3 in Poland are also in entities where the Company does not believe it has sufficient positive evidence at this time to release any of the valuation allowances, but it is possible some or all of the valuation allowances will be released in the future.

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

The U.S. plan’s 2011 assumed asset rate of return of 8.75% was based on a calculation using underlying assumed rates of return of 9.94% for equity securities and alternative investments, and 5.1% for debt securities and real estate. An assumed rate of 9.94% was used for equity securities and alternative investments based on the total return of the S&P 500 for the 25 year period ended December 31, 2010. The Company believes that the equity securities included in the S&P 500 are representative of the equity securities and alternative investments held by its U.S. plan, and that 25 years provides a sufficient time horizon as a basis for estimating future returns. The Company used a 5.1% assumed return for debt securities, consistent with the U.S. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities. The underlying debt securities in the plan are primarily invested in various corporate and government agency securities and are benchmarked against returns on AA corporate bonds.

The U.K. plan’s 2011 assumed asset rate of return of 7.0% was based on a calculation using underlying assumed rates of return of 11.4% for equity securities and alternative investments, and 5.5% for debt securities and real estate. Equity securities in the U.K. plan as of December 31, 2010 were allocated approximately 27% to U.S. securities, 8% to U.K. securities, 11% to securities in European countries other than the U.K., and 54% to securities in other countries. The assumed rate of 11.4% for equity securities and alternative investments represents the weighted average 25 year return of equity securities in these markets. The Company believes that the equity securities included in the related market indexes are representative of the equity securities and alternative investments held by its U.K. plan, and that 25 years provides a sufficient time horizon as a basis for estimating future returns.

A 0.25% change in the expected rates of return would change 2011 pension expense by approximately $9.

Crown Holdings, Inc.

Discount rates were selected using a method that matches projected payouts from the plans with zero-coupon AA bond yield curves in the respective currencies. The yield curve in the United States was constructed from the underlying bond price and yield data collected as of the plans’ measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the AA bond universe, apportioned into distinct maturity groups. These individual discount rates were then converted into a single equivalent discount rate. To assure that the resulting rates can be achieved by the plan, only bonds with sufficient capacity that satisfy certain criteria and are expected to remain available through the period of maturity of the plan benefits were used to develop the discount rate. For the other countries independently published AA corporate bond yield curves were used. A 0.25% change in the discount rates from those used at December 31, 2010 would change 2011 pension expense by approximately $4 and postretirement expense by approximately $1. See Note V to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2010, the Company had pre-tax unrecognized net losses in other comprehensive income of $2,135 related to its pension plans and $174 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. For example, as disclosed in Note V to the consolidated financial statements, the unrecognized net loss in the Company’s pension plans included a current year loss of $281 consisting of a gain of $99 due to actual asset returns of $358 compared to expected returns of $259, offset by losses of $380 primarily due to lower discount rates at the end of 2010 compared to 2009. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2010 included charges of $118 for the amortization of unrecognized net losses, and the Company estimates charges of $99 in 2011. Unrecognized net losses of $2,135 in the pension plans as of December 31, 2010 include $979 in the U.K. defined benefit plan, $955 in the U.S defined benefit plan, $210 in the Canadian defined benefit plans, and ($9) in other plans. Amortizable losses in the U.K. plan are being recognized over 21 years, representing the average expected life of inactive employees as over 90% of the plan participants are inactive and the fund is closed to new participants. Amortizable losses in the U.S. plan are being recognized over the average remaining service life of active participants of 16 years. Amortizable losses in the Canadian plans are being recognized over the average remaining service life of active participants of 11 years. An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2011 by $9. A decrease of 10% in the number of years would increase the estimated charge for 2011 by $11.

Unrecognized net losses of $174 in the Company’s other postretirement benefit plans as of December 31, 2010, primarily included $148 in the U.S. plans, with the amortizable portion being recognized over the average remaining service life of active participants of 9 years. The Company’s other postretirement benefits expense for the year ended December 31, 2010 included charges of $9 for the amortization of unrecognized net losses, and the Company estimates charges of $14 in 2011. An increase of 10% in the number of years used to amortize the unrecognized losses in each plan would decrease the estimated charge for 2011 by $1. A decrease of 10% in the number of years would increase the estimated charge for 2011 by $2.

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

Crown Holdings, Inc.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, the Company adopted the FASB’s amended guidance on transfers of financial assets. The guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting and clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale. As a result of adopting the guidance, the Company’s current receivables securitization and certain factoring facilities are now accounted for as secured borrowings. The impact of adopting the new guidance on the Company’s Consolidated Balance Sheet was to increase both the Company’s receivables and short-term debt as of December 31, 2010 by $208. The impact of adopting the new guidance on the Company’s Consolidated Statement of Cash Flows was to both increase net cash used for operating activities and net cash provided by financing activities by $208 for the year ended December 31, 2010. The adoption of the guidance did not impact the Company’s results of operations. In accordance with the guidance, prior period amounts have not been restated. See Note C for additional information.

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

The FASB provided guidance that requires new disclosures about fair value measurements and clarifies existing disclosure requirements. The new disclosures include (1) transfers in and out of level 1 and level 2 fair value measurements and (2) a gross presentation of activities within level 3 fair value measurements. The clarifications to existing disclosures include a requirement to provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity is also required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in either level 2 or level 3. The disclosures were required for the Company beginning in 2010 except for the requirement to disclose gross presentation of activities within level 3, which is not effective until the first quarter of 2011. The disclosure requirement for transfers in and out of level 1 and level 2 had no impact on the Company. The requirement to disclose gross presentation of activities within level 3 is expected to affect only the Company’s level 3 pension assets. See Note R for additional information regarding the Company’s fair value measurements and Note V for additional information regarding the Company’s pensions and other retirement benefits.

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

Crown Holdings, Inc.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; restrictions on the Company’s use of available cash under its debt agreements; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges), tax rates and tax laws (including with respect to taxation of unrepatriated non-U.S. earnings or as a result of the depletion of net loss carryforwards); the impact of health care reform in the United States; the collectibility of receivables; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, including in the Company’s Middle East operations, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, energy, water, inks and coatings) and the Company’s ability to pass raw material, energy and freight price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of price increases; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the impact of state legislation dealing with asbestos liabilities and any litigation challenging that legislation and any future state or federal legislation dealing with asbestos liabilities); the Company’s ability to realize deferred tax benefits; changes in the Company’s critical or other accounting policies or the assumptions underlying those policies; labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and difficulties related to the acquisition of a business and integration of acquired businesses; the impact of any potential dispositions, acquisitions or other strategic realignments, which may impact the Company’s operations, financial profile, investments or levels of indebtedness; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to achieve high capacity utilization rates for its equipment; the Company’s ability to maintain, develop and capitalize on competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology; the Company’s ability to generate sufficient production capacity; the Company’s ability to improve and expand its existing product and product lines; loss of customers, including the loss of any significant customers; changes in consumer preferences for different packaging products; the financial condition of the Company’s vendors and customers; weather conditions, including their effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; the impact of increased governmental regulation on the Company and its products, including the regulation or restriction of the use of bisephenol-A; the impact of the Company’s initiative to generate additional cash, including the reduction of working capital

Crown Holdings, Inc.

levels and capital spending; the ability of the Company to realize cost savings from its restructuring programs; the Company’s ability to maintain adequate sources of capital and liquidity; costs and payments to certain of the Company’s executive officers in connection with any termination of such executive officers or a change in control of the Company; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; and changes in the Company’s strategic areas of focus, which may impact the Company’s operations, financial profile or levels of indebtedness.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for transfers of financial assets as of January 1, 2010.

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

PricewaterhouseCoopers LLP

Philadelphia, PA

February 28, 2011

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

For the years ended December 31	2010	2009	2008

Net sales	$7,941	$7,938	$8,305

Cost of products sold, excluding depreciation and amortization	6,519	6,551	6,885
Depreciation and amortization	172	194	216

Gross profit	1,250	1,193	1,204

Selling and administrative expense	360	381	396
Provision for asbestos…Note K	46	55	25
Provision for restructuring…Note M	42	43	21
Asset impairments and sales…Note N	(18)	(6)	6
Loss from early extinguishments of debt…Note Q	16	26	2
Interest expense	203	247	302
Interest income	(9)	(6)	(11)
Translation and foreign exchange adjustments	(4)	(6)	21

Income before income taxes and equity earnings	614	459	442
Provision for income taxes…Note W	165	7	112
Equity earnings/(loss) in affiliates	3	(2)	0

Net income	452	450	330
Net income attributable to noncontrolling interests	(128)	(116)	(104)

Net income attributable to Crown Holdings	$324	$334	$226

Earnings per common share attributable to Crown Holdings:

Basic…Note U	$2.03	$2.10	$1.42

Diluted…Note U	$2.00	$2.06	$1.39

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

December 31	2010	2009

Assets
Current assets
Cash and cash equivalents	$463	$459
Receivables, net…Note C	936	714
Inventories…Note D	1,060	960
Prepaid expenses and other current assets	190	109

Total current assets	2,649	2,242

Goodwill…Note E	1,984	2,050
Property, plant and equipment, net…Note F	1,610	1,509
Other non-current assets…Note G	656	731

Total	$6,899	$6,532

Liabilities and equity
Current liabilities
Short-term debt…Note Q	$241	$30
Current maturities of long-term debt…Note Q	158	29
Accounts payable and accrued liabilities…Note H	1,978	1,866

Total current liabilities	2,377	1,925

Long-term debt, excluding current maturities…Note Q	2,649	2,739
Postretirement and pension liabilities…Note V	1,159	1,037
Other non-current liabilities…Note I	485	448
Commitments and contingent liabilities…Notes J and L	0	0

Equity/(deficit)

Noncontrolling interests	325	389

Preferred stock, authorized: 30,000,000; none issued…Note O	0	0
Common stock, par value: $5.00; authorized: 500,000,000 shares; issued: 185,744,072 shares…Note O	929	929
Additional paid-in capital	1,231	1,536
Accumulated earnings/(deficit)	230	(94)
Accumulated other comprehensive loss…Note B	(2,333)	(2,255)
Treasury stock at par value (2010 – 30,487,281 shares; 2009 – 24,260,998 shares)	(153)	(122)

Crown Holdings shareholders’ deficit	(96)	(6)

Total equity	229	383

Total	$6,899	$6,532

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31	2010	2009	2008
Cash flows from operating activities
Net income	$452	$450	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172	194	216
Provision for restructuring	42	43	21
Asset impairments and sales	(18)	(6)	6
Pension expense	112	130	13
Pension contributions	(79)	(74)	(71)
Stock-based compensation	20	18	16
Deferred income taxes	52	(81)	23
Changes in assets and liabilities:
Receivables	(255)	42	(110)
Inventories	(119)	50	(23)
Accounts payable and accrued liabilities	159	(87)	38
Asbestos liabilities	19	29	0
Other	33	48	(37)

Net cash provided by operating activities	590	756	422

Cash flows from investing activities
Capital expenditures	(320)	(180)	(174)
Proceeds from sale of businesses, net of cash sold	7	0	0
Proceeds from sale of property, plant and equipment	32	2	15
Acquisition of business	0	(22)	0
Other	0	0	(27)

Net cash used for investing activities	(281)	(200)	(186)

Cash flows from financing activities
Proceeds from long-term debt	745	400	27
Payments of long-term debt	(734)	(1,044)	(94)
Net change in revolving credit facility and short-term debt	278	82	15
Common stock issued	13	23	10
Common stock repurchased	(255)	(4)	(35)
Purchase of noncontrolling interests	(169)	0	0
Dividends paid to noncontrolling interests	(112)	(87)	(65)
Other	(65)	(71)	65

Net cash used for financing activities	(299)	(701)	(77)

Effect of exchange rate changes on cash and cash equivalents	(6)	8	(20)

Net change in cash and cash equivalents	4	(137)	139

Cash and cash equivalents at January 1	459	596	457

Cash and cash equivalents at December 31	$463	$459	$596

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(in millions, except share data)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total

Balance at January 1, 2008	$929	$1,516	$(654)	$(1,646)	$(130)	$15	$323	$338

Comprehensive income:
Net income			226			226	104	330
Translation adjustments				(397)		(397)	2	(395)
Pension and postretirement plans:
Net loss and prior service cost adjustments				(139)		(139)		(139)
Amortization of net loss and prior service cost				38		38		38
Derivatives qualifying as hedges				(51)		(51)		(51)

Total comprehensive income/(loss)						(323)	106	(217)

Dividends paid to noncontrolling interests							(65)	(65)
Restricted stock awarded		(2)			2
Stock-based compensation		16				16		16
Common stock issued		4			6	10		10
Common stock repurchased		(24)			(11)	(35)		(35)
Purchase of noncontrolling interests							(11)	(11)

Balance at December 31, 2008	$929	$1,510	$(428)	$(2,195)	$(133)	$(317)	$353	$36

Comprehensive income:
Net income			334			334	116	450
Translation adjustments				142		142	2	144
Pension and postretirement plans:
Net loss and prior service cost adjustments				(352)		(352)		(352)
Amortization of net loss and prior service cost				67		67		67
Derivatives qualifying as hedges				83		83	3	86

Total comprehensive income						274	121	395

Dividends paid to noncontrolling interests							(87)	(87)
Restricted stock awarded		(3)			3
Stock-based compensation		18				18		18
Common stock issued		14			9	23		23
Common stock repurchased		(3)			(1)	(4)		(4)
Acquisition of business							2	2

Balance at December 31, 2009	$929	$1,536	$(94)	$(2,255)	$(122)	$(6)	$389	$383

Comprehensive income:
Net income			324			324	128	452
Translation adjustments				(25)		(25)	(6)	(31)
Pension and postretirement plans:
Net loss and prior service cost adjustments				(147)		(147)		(147)
Amortization of net loss and prior service cost				73		73		73
Derivatives qualifying as hedges				12		12	(1)	11

Total comprehensive income						237	121	358

Dividends paid to noncontrolling interests							(112)	(112)
Restricted stock awarded		(3)			3
Stock-based compensation		20				20		20
Common stock issued		7			6	13		13
Common stock repurchased		(215)			(40)	(255)		(255)
Purchase of noncontrolling interests		(114)		9		(105)	(64)	(169)
Sale of business							(9)	(9)

Balance at December 31, 2010	$929	$1,231	$230	$(2,333)	$(153)	$(96)	$325	$229

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

The Company manufactures and sells metal containers, metal closures, and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the United States and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”). If an entity is a VIE, the Company determines whether it is the primary beneficiary based on whether it (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. If an entity is not a VIE, the Company consolidates those entities in which it has control, including certain subsidiaries that are not majority-owned. Certain of the Company’s agreements with noncontrolling interests contain provisions in which the Company would surrender certain decision-making rights upon a change in control of the Company. Accordingly, consolidation of these operations may no longer be appropriate subsequent to a change in control of the Company, as defined in the agreements. Investments in companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Investments in securities where the Company does not have the ability to exercise significant influence over operating and financial policies, and whose fair value is readily determinable such as those listed on a securities exchange, are referred to as “available for sale securities” and reported at their fair value with unrealized gains and losses reported in accumulated other comprehensive income in equity. Other investments are carried at cost.

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

Stock-Based Compensation. The Company has stock-based employee compensation plans that are currently comprised of fixed stock options and restricted stock awards. Compensation expense is recognized over the vesting period on a straight-line basis based on the grant date fair value and the estimated number of awards that are expected to vest. The fair value of stock option awards are calculated using the Black-Scholes option pricing model and the fair value of performance based restricted stock awards are calculated using a Monte Carlo valuation model.

Crown Holdings, Inc.

Stock-based compensation expense was $20, $18 and $16 in 2010, 2009 and 2008, respectively.

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

Research and Development. Net research, development and engineering costs of $42, $42 and $47 in 2010, 2009 and 2008, respectively, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Recent Accounting and Reporting Pronouncements. Effective January 1, 2010, the Company adopted the FASB’s amended guidance on transfers of financial assets. The guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting and clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale. As a result of adopting the guidance, the Company’s current receivables securitization and certain factoring facilities are now accounted for as secured borrowings. The impact of adopting the new guidance on the Company’s Consolidated Balance Sheet was to increase both the Company’s receivables and short-term debt as of December 31, 2010 by $208. The impact of adopting the new guidance on the Company’s Consolidated Statement of Cash Flows was to both increase net cash used for operating activities and net cash

Crown Holdings, Inc.

provided by financing activities by $208 for the year ended December 31, 2010. The adoption of the guidance did not impact the Company’s results of operations. In accordance with the guidance, prior period amounts have not been restated. See Note C for additional information.

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

The FASB provided guidance that requires new disclosures about fair value measurements and clarifies existing disclosure requirements. The new disclosures include (1) transfers in and out of level 1 and level 2 fair value measurements and (2) a gross presentation of activities within level 3 fair value measurements. The clarifications to existing disclosures include a requirement to provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity is also required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements in either level 2 or level 3. The disclosures were required for the Company beginning in 2010 except for the requirement to disclose gross presentation of activities within level 3, which is not effective until the first quarter of 2011. The disclosure requirement for transfers in and out of level 1 and level 2 had no impact on the Company. The requirement to disclose gross presentation of activities within level 3 is expected to affect only the Company’s level 3 pension assets. See Note R for additional information regarding the Company’s fair value measurements and Note V for additional information regarding the Company’s pensions and other retirement benefits.

B. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

	2010	2009
Pension and postretirement adjustments	$(1,699)	$(1,625)
Cumulative translation adjustments	(673)	(657)
Derivatives qualifying as hedges	39	27

	$(2,333)	$(2,255)

C. Receivables

	2010	2009
Accounts and notes receivable	$829	$598
Less: allowance for doubtful accounts	(40)	(40)

Net trade receivables	789	558
Miscellaneous receivables	147	156

	$936	$714

Following are the changes in the allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008.

	Balance at beginning of year	Expense	Write offs	Translation	Balance at end of year
2008	$28	$1	$(4)	$(1)	$24
2009	24	17	(3)	2	40
2010	40	4	(3)	(1)	40

Crown Holdings, Inc.

The Company utilizes receivable securitization facilities in the normal course of business as part of its management of cash flows. Under its committed $200 North American facility, the Company sells receivables, on a revolving basis, to a wholly-owned, bankruptcy-remote subsidiary. The subsidiary was formed for the sole purpose of buying and selling receivables generated by the Company and, in turn, sells undivided percentage ownership interests in the pool of purchased receivables to a syndicate of financial institutions. The Company generally retains an ownership interest in the pool of receivables that is subordinated to the ownership interests in the pool of receivables that are sold to third parties. Accordingly, the Company has determined that these transactions do not qualify for sale accounting and has therefore accounted for the transactions as secured borrowings.

Under the Company’s committed €120 European securitization facility, certain subsidiaries in the U.K. and France sell receivables to an entity formed in France for the sole purpose of buying receivables from the selling subsidiaries. The buying entity finances the purchase of receivables through the issuance of senior units to a third party. Since the units issued to the third party are senior to the interests retained by the Company, the Company has determined that these transactions do not qualify for sale accounting and has therefore accounted for the transactions as secured borrowings.

In addition, the Company utilizes receivables factoring arrangements in the normal course of business as part of managing cash flows for its European operations. Under the arrangements, the Company sells its entire interest in specified receivables to various third parties. Where the Company has surrendered control over factored receivables, the Company has accounted for the transfers as sales.

The Company’s continuing involvement in factored receivables accounted for as sales is limited to servicing the receivables. The Company receives adequate compensation for servicing the receivables; therefore, no servicing asset or liability was recorded.

At December 31, 2010, the Company’s Consolidated Balance Sheet included $208 of receivables that were securitized or factored and $208 of associated liabilities. In addition, at December 31, 2010, the Company derecognized receivables of $210 related to factoring arrangements accounted for as sales. At December 31, 2009, receivables of $392 securitized or factored under the Company’s facilities were accounted for as sales and reported as a reduction of receivables in the Company’s Consolidated Balance Sheet.

In 2010, 2009 and 2008, the Company recorded expenses related to securitization and factoring facilities of $10, $10 and $23 as interest expense, respectively.

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

D. Inventories

	2010	2009
Finished goods	$365	$368
Work in process	128	102
Raw materials and supplies	567	490

	$1,060	$960

Crown Holdings, Inc.

E. Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2010 and 2009 were as follows:

	Americas Beverage	North America Food	European Beverage	European Food	European Specialty Packaging	Non- reportable segments	Total
Balance at January 1, 2009:
Goodwill	$447	$148	$733	$1,311	$139	$154	$2,932
Accumulated impairment losses	(29)		(73)	(724)	(139)	(11)	(976)

Net	418	148	660	587	0	143	1,956
Foreign currency translation	7	10	40	25		12	94

Balance at December 31, 2009:
Goodwill	454	158	773	1,336	139	166	3,026
Accumulated impairment losses	(29)		(73)	(724)	(139)	(11)	(976)

Net	425	158	700	612	0	155	2,050
Foreign currency translation	3	4	(30)	(36)		(7)	(66)

Balance at December 31, 2010:
Goodwill	457	162	743	1,300	139	159	2,960
Accumulated impairment losses	(29)		(73)	(724)	(139)	(11)	(976)

Net	$428	$162	$670	$576	$0	148	$1,984

F. Property, Plant and Equipment

	2010	2009
Buildings and improvements	$804	$793
Machinery and equipment	4,062	4,063

	4,866	4,856
Less: accumulated depreciation and amortization	(3,575)	(3,601)

	1,291	1,255
Land and improvements	145	145
Construction in progress	174	109

	$1,610	$1,509

G. Other Non-Current Assets

	2010	2009
Deferred taxes	$530	$601
Pension assets	4	23
Debt issue costs	44	28
Investments	26	24
Fair value of derivatives	13	17
Other	39	38

	$656	$731

The investments caption includes the Company’s investments accounted for by the equity method and the cost method.

Crown Holdings, Inc.

H. Accounts Payable and Accrued Liabilities

	2010	2009
Trade accounts payable	$1,300	$1,163
Salaries, wages and other employee benefits, including pension and postretirement	189	192
Accrued taxes, other than on income	122	129
Fair value of derivatives	16	67
Accrued interest	38	20
Asbestos liabilities	25	25
Income taxes payable	30	25
Deferred taxes	20	14
Restructuring	23	25
Other	215	206

	$1,978	$1,866

I. Other Non-Current Liabilities

	2010	2009
Asbestos liabilities	$224	$205
Deferred taxes	39	30
Postemployment benefits	43	44
Income taxes payable	27	27
Environmental	13	16
Other	139	126

	$485	$448

Income taxes payable includes uncertain tax positions as discussed in Note W.

J. Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases and are included in property, plant and equipment. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. Certain of the leases contain renewal or purchase options, but the leases do not contain significant contingent rental payments, escalation clauses, rent holidays, rent concessions or leasehold improvement incentives. The amount of capital leases reported as capital assets, net of accumulated amortization, was $2 and $3 at December 31, 2010 and 2009, respectively.

Under long-term operating leases, minimum annual rentals are $55 in 2011, $44 in 2012, $31 in 2013, $17 in 2014, $11 in 2015 and $48 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $12 due under non-cancelable subleases. The present value of future minimum payments on capital leases was $2 as of December 31, 2010. Rental expense (net of sublease rental income) was $60, $62 and $60 in 2010, 2009 and 2008, respectively. Amortization of capital leases is reported in depreciation and amortization expense in the Consolidated Statements of Operations.

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

On October 22, 2010, the Texas Supreme Court, in a 6-2 decision, reversed a lower court decision, Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas, which had upheld the dismissal of an asbestos-related case against Crown Cork. The Texas Supreme Court held that the Texas legislation was unconstitutional under the Texas Constitution when applied to asbestos-related claims pending against Crown Cork when the legislation was enacted in June, 2003. The Company recorded a pre-tax charge of $15 including estimated legal fees to increase its accrual for asbestos related costs for claims pending in Texas on June 11, 2003. The Company believes that the decision of the Texas Supreme Court is limited to retroactive application of the Texas legislation to asbestos-related cases that were pending against Crown Cork in Texas on June 11, 2003 and therefore continues to assign no value to claims filed after June 11, 2003.

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

At December 31, 2010, the Company had 50,000 claims outstanding. Of these claims, approximately 15,000 relate to claimants alleging first exposure to asbestos after 1964 and 35,000 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 12,000 were filed in Texas, 2,000 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 15,000 were filed in other states. Historically (1977-2010), Crown Cork estimates that approximately one-quarter of all asbestos-related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964.

With respect to claimants alleging first exposure to asbestos before or during 1964, the Company does not include in its accrual any amounts for settlements in states where the Company’s liability is limited by statute.

Crown Holdings, Inc.

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

Of the approximately 50,000 claims outstanding at the end of 2010, 2009 and 2008 approximately 18%, 16% and 15%, respectively, relate to claims alleging serious diseases (primarily mesothelioma and other malignancies). Of the approximately 15,000 claims related to claimants alleging first exposure to asbestos before or during 1964 that were filed in states that have not enacted asbestos legislation and were outstanding at the end of 2010, 2009 and 2008 approximately 31%, 29% and 25%, respectively, relate to claims alleging serious diseases.

Of the 50,000 claims outstanding at the end of 2010, approximately 96% were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 2% were filed by plaintiffs who claim damages of less than $5; approximately 2% were filed by plaintiffs who claim damages from $5 to less than $100 (87% of whom claim damages from $10 to less than $25) and 5 were filed by plaintiffs who claim damages ranging from $106 to $185.

The outstanding claims at December 31, 2010 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. The outstanding claims at December 31, 2010 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

During 2010, 2009 and 2008, respectively, Crown Cork (i) received 2,000, 2,000 and 3,000 new claims and (ii) settled or dismissed 2,000, 2,000 and 3,000 claims.

During 2010, 2009 and 2008, respectively, the Company recorded pre-tax charges of $46, $55 and $25 to increase its accrual, (ii) made asbestos-related payments of $27, $26 and $25, (iii) settled claims totaling $17, $17 and $15 and (iv) had outstanding accruals of $249, $230 and $201 at the end of the year.

As of December 31, 2010, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $249, including $196 for unasserted claims. The Company’s accrual includes estimates for probable costs for claims through the year 2020. Potential estimated additional claims costs of $30 beyond 2020 have not been included in the Company’s accrual, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against us. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2010.

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

Crown Holdings, Inc.

L. Commitments and Contingent Liabilities

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $6 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites. The Company has also recorded aggregate accruals of $8 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. Actual expenditures for remediation were $2, $2 and $5 in 2010, 2009 and 2008, respectively.

The Company records an undiscounted environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Reserves at December 31, 2010 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserves and will not have a material effect on the Company’s consolidated results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

The Company is subject to antitrust investigations in Europe. In August 2010, the Spanish National Antitrust Commission issued a Proposal for Resolution (Propuesta de Resolución) alleging that Crown European Holdings SA, a wholly-owned subsidiary of the Company, and one of its subsidiaries violated Spanish and European competition law by coordinating certain commercial terms and exchanging information with competitors in Spain. The Proposal for Resolution does not constitute a decision on the merits and was replied to by the Company. The investigation phase of the proceeding has now ended and the proceeding has entered the resolution phase before the Board of the Spanish National Antitrust Commission. If the Antitrust Commission finds that the Company’s subsidiaries violated competition law, the Antitrust Commission has the authority to levy fines. The Company believes that the allegations in Spain are without merit and intends to defend its position vigorously. The Company estimates the range of loss to be €8 to €12. However, the Company is unable to predict the ultimate outcome of the investigation or its impact on the Company. The Company expects that a final decision from the Board of Spanish National Antitrust Commission will be issued in 2011. This decision would be subject to appeal to the Spanish courts.

In July 2010, a subsidiary of the Company became aware of an investigation by the Netherlands Competition Authority in relation to competition law matters. No allegations have been made at this stage by the Dutch authorities.

The Company’s Italian subsidiaries have received or expect to receive assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers’ failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004 and 2005 and additional assessments are expected to cover periods 2006 through 2009. The expected total assessments resulting from these third party suppliers failing to remit the tax payments are approximately €40 plus any applicable interest and penalties. The Company intends to dispute these assessments and believes that, if necessary, it should be able to successfully demonstrate in the Italian courts that it has no additional liability for the asserted taxes. While the Company intends to dispute the assessments, there can be no assurance that it will be successful in such disputes or regarding the final amount of additional taxes, if any, payable to the Italian tax authorities.

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

The Company has various commitments to purchase materials, supplies and utilities totaling approximately $5,427 as of December 31, 2010 as part of the ordinary conduct of business. The Company’s basic raw materials for its products are steel and aluminum, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for standby letters of credit and for purchases of capital assets.

In January 2010, the Company received a one time payment of $20 as part of an overall resolution of a long-time dispute unrelated to the Company’s ongoing operations, customers or vendors, and recorded a gain of $20 within selling and administrative expense.

At December 31, 2010 the Company had certain indemnification agreements covering environmental remediation, lease payments, and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $15. Several agreements outstanding at December 31, 2010 did not provide liability limits. The Company also has guarantees of $30 related to the residual value of leased assets at December 31, 2010.

M. Restructuring

During 2010, the Company provided a pre-tax charge of $42 for restructuring costs including $10 for asset writedowns, $10 for pension and postretirement plan curtailment charges and $2 for severance costs related to the closure of a Canadian plant in the Company’s North America Food segment, $6 for strip and clean costs from prior restructuring actions primarily in the Company’s North America Food segment, $8 for severance costs covering administrative headcount reductions due to relocation of the Company’s European division headquarters and $6 for other related costs.

During 2009, the Company provided a pre-tax charge of $43 for restructuring costs, including $20 related to the closure of two food can plants and an aerosol can plant in Canada, $19 for severance costs to reduce headcount in the Company’s European division and $4 for costs related to a prior restructuring action in Canada. The charges of $24 in Canada included $11 for pension and postretirement benefit plan curtailment charges and settlements, $6 for severance costs, $4 for other exit costs and $3 for asset writedowns.

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

In connection with the closure of the Canadian plant in 2010, the Company expects to incur future additional charges of approximately $15 including $13 for pension settlements when the Company receives regulatory approval and settles these obligations. The Company expects the total cash cost of the closure to be $13 including $6 for the pension settlement.

Crown Holdings, Inc.

In connection with the prior restructuring actions in Canada, the Company expects to incur future additional charges of approximately $40 including $35 for pension settlements when the Company receives regulatory approval and settles these obligations and $5 for strip and clean costs. The Company expects the total cash cost of these prior restructuring actions to be $14 including $9 for the pension settlement.

Balances remaining in the reserves at December 31, 2010 included provisions of $13 for current year actions and $10 for prior restructuring actions. The balance of the restructuring reserves was included in the Consolidated Balance Sheets within accounts payable and accrued liabilities.

The components of the restructuring reserve and movements within these components during 2010 and 2009 were as follows:

	Termination Costs	Other exit costs	Asset write- downs	Total

Balance at January 1, 2009	$11	$1		$12
Provisions	36	4	$3	43
Payments made	(12)	(5)		(17)
Reclassify to other accounts	(11)		(3)	(14)
Foreign currency translation and other	1			1

Balance at December 31, 2009	25	0	0	25
Provisions	20	12	10	42
Payments made	(14)	(10)		(24)
Reclassify to other accounts	(10)		(10)	(20)

Balance at December 31, 2010	$21	$2	$0	$23

N. Asset Impairments and Sales

During 2010, the Company recorded net pre-tax gains of $18 for asset impairments and sales including a gain of $14 from sales of Canadian real estate as a result of previously announced plant closings and $4 from the sale of the Company’s plastic closures business in Brazil.

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

O. Capital Stock

As of December 31, 2010 and 2009, there were 155,256,791 and 161,483,074 common shares outstanding, respectively. The activity for 2010 included 7,959,707 shares repurchased; 1,219,680 shares issued upon the exercise of employee stock options; 481,326 shares of restricted stock issued to employees; and 32,418 shares issued to non-employee directors.

The Company’s senior secured revolving credit and term loan facilities and its first priority senior secured notes limit the payment of dividends and the repurchase of common stock, subject to certain permitted payments or repurchases and exceptions.

Crown Holdings, Inc.

In August 2010, the Company entered into an agreement with Citigroup to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company purchased 3,432,251 shares. In December 2010, the Company entered into a separate agreement with Citigroup to purchase additional shares of its common stock under an accelerated share repurchase program.

Pursuant to the agreement, the Company initially purchased 4,354,838 shares, currently estimated to be approximately 90 percent of the shares to be repurchased for $150. The final number of shares to be repurchased and the aggregate cost to the Company will be based on the Company’s volume-weighted average stock price during the term of the transaction which is expected to be completed in April of 2011. At termination of the transaction, the Company may receive additional shares or may be required to pay a price adjustment based on the volume-weighted average stock price. The Company may elect to settle the price adjustment, if any, in shares or in cash.

On December 9, 2010, the Company’s Board of Directors authorized the repurchase of up to $600 of the Company’s common stock through the end of 2012. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This repurchase authorization replaces all previous authorizations. As of December 31, 2010, $600 of the Company’s outstanding common stock may be repurchased under this program.

Each repurchase may be made in the open market, through privately negotiated transactions, through accelerated share repurchase programs, which may be entered into at any time, or otherwise, subject to the terms of the Company’s debt agreements, market conditions and other factors. The Company is not obligated to acquire any shares of common stock and the share repurchase program may be suspended or terminated at any time at the Company’s discretion. The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes. During 2010, the Company repurchased 7,959,707 common shares at a total cost of $255; during 2009, the Company repurchased 182,574 common shares at a total cost of $4; and during 2008, the Company repurchased 2,119,697 common shares at a total cost of $35.

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

Crown Holdings, Inc.

P. Stock-Based Compensation

As of December 31, 2010, the Company had four stock-based incentive compensation plans – 2006, 2004, 2001 and 1997 – with outstanding stock option grants and awards. All plans were approved by the Company’s shareholders. The 2006 plan, which expires in April 2016, is the only plan with shares (approximately 2.4 million) available for future grants or awards. The 2006 plan provides for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). There have been no awards of SARs or deferred stock under any of the plans as of December 31, 2010. The awards may be subject to the achievement of certain performance goals, generally based on market conditions, as determined by the Plan Committee designated by the Company’s Board of Directors. Shares awarded under the plans are issued from the Company’s treasury shares.

Stock Options

A summary of stock option activity follows:

	2010
	Shares	Weighted average exercise price
Options outstanding at January 1	5,827,687	$16.54
Granted	10,000	27.39
Exercised	(1,219,680)	10.15
Forfeited	(141,500)	23.45
Expired	(8,505)	20.05

Options outstanding at December 31	4,468,002	18.08

Options fully vested or expected to vest at December 31	4,428,158	18.03

The following table summarizes outstanding and exercisable options at December 31, 2010:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$4.25 to $8.38	242,100	0.7	$4.72	242,100	$4.72
$8.60	991,402	3.2	8.60	991,402	8.60
$8.75 to $15.99	343,000	3.2	9.32	343,000	9.32
$23.19 to $23.45	2,834,000	6.1	23.45	1,046,700	23.45
$23.88 to $26.60	57,500	7.2	25.64	16,000	25.03

	4,468,002	4.9	18.08	2,639,202	14.33

Outstanding stock options have a contractual term of ten years, are fixed-price and non-qualified. Options granted in 2007 or later vest over six years at 20% per year with initial vesting on the second anniversary of the grant.

Options outstanding at December 31, 2010 had an aggregate intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options as of December 31, 2010) of $68. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $24, $22 and $17, respectively. Cash received from exercise of stock options during 2010 was $13.

At December 31, 2010, shares that were fully vested or expected to vest had an aggregate intrinsic value of $68 and a weighted average remaining contractual term of 4.9 years, and shares exercisable had an aggregate intrinsic value of $50 and a weighted average remaining contractual term of 4.1 years. Also at December 31, 2010, there was $10 of unrecognized compensation expense related to outstanding nonvested stock options with a weighted average recognition period of 2.2 years.

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

The fair values of stock option grants during 2010, 2009 and 2008 were estimated using the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate	2.6%	2.7%	3.2%
Expected life of option (years)	6.0	6.0	6.0
Expected stock price volatility	33.2%	33.7%	30.0%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted average grant-date fair values for options granted during 2010, 2009 and 2008 were $10.14, $10.01 and $8.65, respectively.

Compensation expense for stock options was $5 in 2010, $5 in 2009 and $6 in 2008, using an annual forfeiture rate of approximately three percent in 2010 and 2009 and two percent in 2008. The forfeiture rate is based on historical data of the forfeiture of nonvested share-based awards through the termination of service by plan participants.

Restricted Stock

Each year the Company awards shares to certain senior executives. The awards are in the form of time-vested restricted stock and performance-based shares. The restricted stock vests ratably over three years on the anniversary date of the award. The performance-based shares, containing a market performance feature, cliff vest at the end of three years on the anniversary date of the award. The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded and will be settled in shares of common stock. The market performance criteria is the Company’s Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies. There are currently three awards outstanding: 2008, 2009 and 2010. Under the awards, participants who terminate employment for retirement, disability or death receive accelerated vesting of their time-vested awards to the date of termination. Performance-based awards will be issued to the terminated participants on the original vesting date.

A summary of restricted stock and performance-based share transactions during the year ended December 31, 2010 follows:

	Shares	Weighted average grant date fair value
Shares at January 1, 2010	1,069,028	$22.42
Awarded	481,326	30.95
Released	(490,873)	23.13

Shares at December 31, 2010	1,059,481	25.96

The weighted-average grant date fair value of time-vested restricted stock awarded in 2010, 2009 and 2008 was $26.80, $18.87 and $22.68, respectively. The weighted-average grant date fair value of performance-based shares awarded during 2010, 2009 and 2008 was $36.25, $23.10 and $25.59, respectively.

Crown Holdings, Inc.

The stock awards in 2010 included 143,525 shares of time-vested restricted stock and 229,624 performance-based shares. In addition to the annual stock awards, 108,177 additional performance-based shares were issued and released because the Company exceeded the level of performance established on the original date of the award in 2007 by approximately 80%. The additional shares were issued without restriction and had a fair value of $26.01. The fair value of the performance-based shares awarded was $36.25, using a Monte Carlo valuation model. The variables used in the model included stock price volatility of 38.8%, an expected term of three years, and a risk-free interest rate of 1.4% along with other factors associated with the relative performance of the Company’s stock price and shareholder returns when compared to the companies in the peer group.

Compensation expense for restricted stock was $14, $13 and $10 in 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $5 of unrecognized compensation cost related to outstanding nonvested restricted and performance-based stock awards. This cost is expected to be recognized over the remaining weighted average vesting period of one year. The aggregate fair value of shares that vested during the years ended December 31, 2010, 2009 and 2008, including additional performance-based shares issued, was $13, $11 and $9, respectively.

Q. Debt

	2010	2009
Short-term debt (1)
Securitization and factoring facilities	$208	$0
U.S. dollar bank loans/overdrafts	0	2
Other currency bank loans/overdrafts	33	28

Total short-term debt	$241	$30

Long-term debt
Senior secured revolving credit facilities borrowings (2)	$184	$113
Senior secured notes:
Euro (€84 in 2010 and €160 in 2009) 6.25% first priority due 2011	112	229
First priority term loans:
U.S. dollar at LIBOR plus 1.75% due 2012	147	350
Euro (€108 in 2010 and €276 in 2009) at EURIBOR plus 1.75% due 2012	145	394
Senior notes and debentures:
U.S. dollar 7.625% due 2013	0	200
U.S. dollar 7.75% due 2015	600	600
U.S. dollar 7.625% due 2017	400	400
Euro (€500) 7.125% due 2018	669
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies:
Fixed rate with rates in 2010 from 1.0% to 8.5% due 2011 through 2020	111	49
Variable rate with average rates in 2010 from 3.3% to 6.3% due 2011 through 2015	37	33
Unamortized discounts	(12)	(14)

Total long-term debt	2,807	2,768
Less: current maturities	(158)	(29)

Total long-term debt, less current maturities	$2,649	$2,739

(1)	The weighted average interest rates for short-term debt outstanding during 2010, 2009 and 2008 were 2.7%, 5.0% and 6.1%, respectively.
(2)	The weighted average interest rates for the senior secured revolving credit facilities during 2010, 2009 and 2008 were 2.6%, 5.4% and 6.6%, respectively.

Aggregate maturities of long-term debt for the five years subsequent to 2010, excluding unamortized discounts, were $158, $329, $26, $12, and $795, respectively. Cash payments for interest during 2010, 2009 and 2008 were $163, $246 and $288, respectively.

Crown Holdings, Inc.

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $3,126 at December 31, 2010.

In June 2010, the Company amended its existing senior secured credit facilities to extend the maturity date of its revolving facilities and increase from $800 to $1,200 the aggregate principal amount available thereunder. The Company’s amended senior secured credit facilities now include new revolving facilities that mature on June 15, 2015 as well as the existing term loan facilities, which mature on November 15, 2012. The new senior secured revolving credit facilities are subject to a pricing grid and the interest rate can vary from LIBOR or EURIBOR plus a margin of 0.875% up to 2.00%. The facilities include provisions for letters of credit up to $200 for U.S. or European borrowers and $10 for Canadian borrowers and reduce the amount of borrowing capacity otherwise available. The interest rate on outstanding letters of credit can vary from LIBOR or EURIBOR plus a margin of 0.875% up to 2.00% plus a 0.25% facing fee. The term loans bear interest of LIBOR or EURIBOR plus 1.75%.

Lenders under the new senior secured revolving credit facilities include certain lenders under the existing senior secured revolving credit facilities who elected to convert their commitments under the existing senior secured revolving credit facilities into commitments under the new senior secured revolving credit facilities, as well as new lenders. To the extent that lenders under the existing senior secured revolving credit facilities did not participate as lenders under the new senior secured revolving credit facilities, the existing senior secured revolving credit facilities remain outstanding, subject to their maturity on May 15, 2011. The available capacity under the existing revolving facilities is now $194. Prior to maturity of the existing revolving facilities, borrowings under the existing revolving facilities and the new revolving facilities are limited to $1,200 in the aggregate. At December 31, 2010, the Company’s available borrowing capacity under the facilities was $943, equal to the facilities’ aggregate capacity of $1,200 less $184 of borrowings and $73 of outstanding letters of credit.

The senior secured revolving credit facilities and term loans contain financial covenants including an interest coverage ratio and a total net leverage ratio.

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

In connection with the 2010 financing transactions described above, the Company paid $31 in bond issue costs that will be amortized over the related contractual term.

During 2010, the Company recorded a loss from early extinguishments of debt of $16, including $12 for premiums paid and $4 for the write off of deferred financing fees, in connection with the following transactions:

•

The Company purchased through a tender offer and open market transactions €76 principal amount of Crown European Holdings SA’s €150 6.25% first priority senior secured notes due 2011 and paid a redemption premium of $4.

•

The Company redeemed all of the outstanding $200 principal amount of 7.625% senior notes due 2013 of Crown Americas LLC and Crown Americas Capital Corp., each a wholly-owned subsidiary of the Company and paid a redemption premium of $8.

Crown Holdings, Inc.

During 2009, the Company recorded a net loss from early extinguishments of debt of $26, for premiums paid and the write off of deferred financing fees, in connection with the following transactions:

•

The Company purchased through a tender offer and privately negotiated transactions €300 of the €460 6.25% senior secured notes of Crown European Holdings SA due 2011. In addition to the principal of €300, the purchase price also included €13 for fees and redemption premiums.

•

In September 2009, the Company made an irrevocable deposit of $212 with a trustee to satisfy and discharge all of the outstanding indebtedness with respect to the 8.0% debentures of Crown Cork & Seal Company, Inc. due 2023. The payment of $212 included $200 for the principal amount of the debentures, $9 for accrued and unpaid interest to the redemption date of October 30, 2009, and $3 for a redemption premium.

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

The notes due 2011 are senior obligations of Crown European Holdings, SA. (“CEH”) and are guaranteed on a senior basis by Crown Holdings, Crown Cork, substantially all other U.S. subsidiaries, and certain subsidiaries in Belgium, Canada, France, Germany, Mexico, the Netherlands, Switzerland, and the U.K. The holders of the first priority senior secured notes have first priority liens on assets of certain of the guarantor subsidiaries and the stock of Crown Cork. CEH may redeem all or some of the first priority secured notes at any time by paying a make-whole premium. CEH is also required to make an offer to purchase the first priority secured notes upon the occurrence of certain change of control transactions or asset sales. The first priority note indentures contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, create liens, and engage in sale and leaseback transactions.

The notes due 2017 are senior obligations of Crown Americas, LLC and Crown Americas Capital Corp. II, ranking senior in right of payment to all subordinated indebtedness of Crown Americas, LLC and Crown Americas Capital Corp. II, and are unconditionally guaranteed on a senior basis by the Company and substantially all of its U.S. subsidiaries.

See Note Y for subsequent event discussion of issuance of senior notes due 2021 and purchase and redemption of senior unsecured notes due 2015.

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

Crown Holdings, Inc.

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010.

			Fair value at reporting date using
	Assets/liabilities at fair value		Level 1		Level 2
	2010	2009	2010	2009	2010	2009
Assets
Derivative instruments
Foreign exchange	$26	$14			$26	$14
Commodities	53	31	$53	$31

Total	$79	$45	$53	$31	$26	$14

Liabilities
Derivative instruments
Cross-currency swaps		$49				$49
Foreign exchange	$15	17			$15	17
Commodities	1	1	$1	$1

Total	$16	$67	$1	$1	$15	$66

The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy.

The Company applies a market approach to value its commodity price hedge contracts. Prices from observable markets are used to develop the fair value of these financial instruments and they are reported under Level 1. The Company uses an income approach to value its foreign exchange forward contracts. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows under the terms of the contracts using market information as of the reporting date, such as prevailing interest rates and foreign exchange spot and forward rates, and are reported under Level 2 of the fair value hierarchy.

See Note S for further discussion of the Company’s use of derivative instruments and their fair values at December 31, 2010, and Note V for fair value disclosures related to pension plan assets.

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

Crown Holdings, Inc.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2010 mature between one and thirty months.

When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally specified period, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.

The Company may use cross-currency and interest rate swaps to manage its portfolio of fixed and variable debt, including foreign-currency denominated intercompany debt, and to manage the impact of debt on local cash flows. The swaps are effective in mitigating the risk of changes in foreign exchange and interest rates because the critical terms of the swap, including notional amount, interest reset date, maturity date and underlying market index, match those of the foreign currency-denominated debt. In November 2010, the Company’s remaining cross currency swap with a notional value of $235, matured and was settled by a payment of $41 to the counterparty.

The Company uses commodity forwards to hedge anticipated purchases of various commodities, including aluminum, fuel oil and natural gas. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit. The aggregate U.S. dollar-equivalent notional value of commodity contracts designated as cash flow hedges at December 31, 2010 and 2009 were $326 and $283, respectively.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign-currency-denominated sales or purchases. The Company manages these risks at the operating unit level. Often the hedging of foreign currency risk is performed in concert with related commodity price hedges. The aggregate U.S. dollar-equivalent notional value of foreign exchange contracts designated as cash flow hedges at December 31, 2010 and 2009 were $751 and $167, respectively.

The following table sets forth financial information about the impact on Accumulated Other Comprehensive Income (“AOCI”) and earnings from changes in fair value related to derivative instruments accounted for as cash flow hedges.

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassified from AOCI into earnings
Derivatives in cash flow hedges	2010	2009	2010	2009

Cross-currency swap	$9	$(30)	$13	$(23	)(1)
Foreign exchange contracts	4	6	4	6	(2)
Commodity contracts	23	24	7	(66	)(3)

Total	$36	$0	$24	$(83)

Crown Holdings, Inc.

(1)	Within the Statement of Operations for the year ended December 31, 2010, $12 was credited to translation and foreign exchange and $1 was credited to interest income. Within the Statement of Operations for the year ended December 31, 2009, $30 was charged to translation and foreign exchange and $7 was credited to interest expense.
(2)	Within the Statement of Operations for the year ended December 31, 2010, $10 was credited to net sales and $6 was charged to cost of products sold. Within the Statement of Operations for the year ended December 31, 2009, $3 was credited to net sales and $3 was credited to cost of products sold.
(3)	Within the Statement of Operations for the year ended December 31, 2010, $10 was credited to cost of products sold and $3 was charged to income tax expense. Within the Statement of Operations for the year ended December 31, 2009, $88 was charged to cost of products sold and $22 was credited to income tax expense.

During the year ending December 31, 2011, a net gain of $39 ($30, net of tax) is expected to be reclassified to earnings. The actual amount that will be reclassified may differ from this amount due to changing market conditions. No amounts were reclassified during the years ended December 31, 2010 and 2009 in connection with anticipated transactions that were no longer considered probable and the ineffective portion recorded in earnings was less than $1.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items. Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the year ended December 31, 2010. The U.S. dollar-equivalent notional value of foreign exchange contracts designated as fair value hedges at December 31, 2010 and 2009 was $256 and $114, respectively.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated or did not qualify for hedge accounting; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes in remeasurement of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments. The aggregate U.S dollar-equivalent notional value of these contracts at December 31, 2010 and 2009 was $827 and $575, respectively.

The impact on earnings of foreign exchange contracts designated as fair value hedges was a gain of $1 for the year ended December 31, 2010 and a loss of $1 for the year ended December 31, 2009. The impact on earnings of foreign exchange contracts not designated as hedges was a gain of $16 for the year ended December 31, 2010 and a loss of $47 for the year ended December 31, 2009. These items were reported as translation and foreign exchange and were offset by changes in the fair value of the related hedged items.

Crown Holdings, Inc.

The fair values of outstanding derivative instruments in the Consolidated Balance Sheet at December 31, 2010 and 2009 were:

	2010		2009
Assets
Derivatives designated as hedges:
Foreign exchange	$12	(4)	$4	(4)
Commodities	53	(5)	31	(5)

Derivatives not designated as hedges:
Foreign exchange	14	(4)	10	(4)

Total	$79		$45

Liabilities
Derivatives designated as hedges:
Cross-currency swaps			$49	(6)
Foreign exchange	$12	(6)	4	(6)
Commodities	1	(6)	1	(6)

Derivatives not designated as hedges:
Foreign exchange	3	(6)	13	(6)

Total	$16		$67

(4)	Reported in other current assets.
(5)	$40 and $14 reported in other current assets at December 31, 2010 and 2009, respectively, and $13 and $17 reported in other non-current assets at December 31, 2010 and 2009, respectively.
(6)	Reported in accounts payable and accrued liabilities.

T. Acquisitions

In September 2010, the Company acquired from affiliates of Swire Pacific Limited their approximately 45% interest in the holding company for Crown’s four joint venture facilities in China and their 49% interest in the holding company for Crown’s joint venture facility in Hanoi, Vietnam for an aggregate purchase price of $150. The holding companies are now wholly-owned subsidiaries of Crown.

In 2010, the Company acquired additional ownership interests in Hellas Can, its holding company in Greece, for $13. The Company now owns approximately 85% of Hellas Can and is currently in the process of acquiring the remaining ownership interests at a cost of approximately $66. There can be no assurances that the acquisition of the remaining shares will be consummated upon the terms or timing as currently contemplated, if at all. Also during the year, the Company increased its ownership interests in affiliates in Vietnam (Dong Nai) and Senegal to 96% and 100%, respectively, for an aggregate purchase price of $6.

The excess of the purchase price over the carrying amount of the noncontrolling interests has been recognized in equity.

During 2009, the Company acquired a 70% interest in a beverage can production facility near Ho Chi Minh City, Vietnam (Dong Nai) for $22 in cash, net of cash acquired. The Dong Nai facility had not commenced commercial production at the time it was acquired by the Company. The overall purchase price allocation included $28 to property, plant and equipment, $4 to accrued liabilities, and $2 to noncontrolling interests.

Crown Holdings, Inc.

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

	2010	2009	2008

Net income attributable to Crown Holdings	$324	$334	$226

Weighted average shares outstanding:
Basic	159.4	159.1	159.6
Add: dilutive stock awards	3.0	2.8	3.3

Diluted	162.4	161.9	162.9

Basic earnings per share	$2.03	$2.10	$1.42

Diluted earnings per share	$2.00	$2.06	$1.39

Common shares contingently issuable upon the exercise of outstanding stock options of 0.3 million in 2010, 3.5 million in 2009 and 4.7 million in 2008 were excluded from diluted shares outstanding. These shares had exercise prices above the average market price for the related periods and would have been anti-dilutive.

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

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S.	2010	2009	2008

Service cost	$9	$8	$7
Interest cost	72	80	80
Expected return on plan assets	(80)	(71)	(117)
Amortization of actuarial loss	66	77	30
Amortization of prior service cost	2	2	2
Cost attributable to settlements and curtailments		7	7

Total pension expense	$69	$103	$9

Crown Holdings, Inc.

Non-U.S.	2010	2009	2008

Service cost	$26	$19	$32
Interest cost	155	147	174
Expected return on plan assets	(179)	(162)	(230)
Amortization of actuarial loss	47	28	34
Amortization of prior service credit	(6)	(5)	(6)

Total pension expense	$43	$27	$4

The non-U.S. pension expense excludes $10 and $10 of cost attributable to curtailments that was recorded in restructuring expense in 2010 and 2009, respectively.

Additional pension expense of $4 was recognized in each of the last three years for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for U.S. pension plans with accumulated benefit obligations in excess of plan assets were $1,477, $1,450 and $978, respectively, as of December 31, 2010 and $1,325, $1,302 and $970, respectively, as of December 31, 2009.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $2,796, $2,668 and $2,540, respectively, as of December 31, 2010 and $209, $187 and $82, respectively, as of December 31, 2009.

	U.S. Plans		Non-U.S. Plans
Projected Benefit Obligations	2010	2009	2010	2009

Benefit obligations at January 1	$1,325	$1,251	$2,830	$2,101
Service cost	9	8	26	19
Interest cost	72	80	155	147
Plan participants’ contributions			5	5
Amendments	3
Curtailments			5	10
Actuarial loss	178	112	202	454
Benefits paid	(110)	(126)	(172)	(157)
Foreign currency translation			(69)	251

Benefit obligations at December 31	$1,477	$1,325	$2,982	$2,830

Accumulated benefit obligations at December 31	$1,450	$1,302	$2,853	$2,704

	U.S. Plans		Non-U.S. Plans
Plan Assets	2010	2009	2010	2009

Fair value of plan assets at January 1	$970	$870	$2,637	$2,210
Actual return on plan assets	89	210	269	260
Employer contributions	29	16	50	58
Plan participants’ contributions			5	5
Benefits paid	(110)	(126)	(172)	(157)
Foreign currency translation			(60)	261

Fair value of plan assets at December 31	$978	$970	$2,729	$2,637

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

Crown Holdings, Inc.

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

The levels assigned to the defined benefit plan assets as of December 31, 2010 and 2009 are summarized in the tables below:

Crown Holdings, Inc.

	2010
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$62	$24	$86
Global large cap equity		68	68
U.S. large cap equity	209	37	246
U.S. mid/small cap equity	185	12	197
Mutual funds – global equity	49		49

	505	141	646

Level 2
Government issued debt securities	50	303	353
Corporate debt securities	81	531	612
Asset backed securities	4	13	17
Structured debt	14	451	465
Insurance contracts		13	13
Derivatives		27	27
Investment funds – fixed income	5	206	211
Investment funds – global equity	51	293	344
Investment funds – emerging markets	46	150	196

	251	1,987	2,238

Level 3
Investment funds – real estate		87	87
Hedge funds	135	180	315
Private equity	69	318	387
Real estate – direct	18	5	23

	222	590	812

Total	$978	$2,718	$3,696

	2009
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$24	$115	$139
Global large cap equity		86	86
U.S. large cap equity	256	36	292
U.S. mid/small cap equity	173	9	182
Mutual funds – global equity	56		56

	509	246	755

Level 2
Government issued debt securities	54	41	95
Corporate debt securities	76	866	942
Asset backed securities	5	18	23
Structured debt	12	78	90
Insurance contracts		13	13
Derivatives		27	27
Investment funds – fixed income	7	559	566
Investment funds – global equity	55	243	298
Investment funds – emerging markets	46	89	135

	255	1,934	2,189

Level 3
Investment funds – real estate		57	57
Hedge funds	115	88	203
Private equity	71	283	354
Real estate – direct	18	5	23

	204	433	637

Total	$968	$2,613	$3,581

Crown Holdings, Inc.

Accrued income of $2 for U.S. plan assets at December 31, 2009 and $11 and $24 for non-U.S. plan assets at December 31, 2010 and 2009, respectively, is excluded from the table above.

Plan assets include $112 and $86 of the Company’s common stock at December 31, 2010 and 2009, respectively.

The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge funds	Private equity	Real Estate	Total

Balance at January 1, 2009	$187	$307	$103	$597
Foreign currency translation	12	27	8	47
Asset returns – assets held at reporting date	(3)	(21)	(10)	(34)
Asset returns – assets sold during the period	16	10	(5)	21
Purchases	75	51	26	152
Sales	(84)	(20)	(42)	(146)

Balance at December 31, 2009	203	354	80	637
Foreign currency translation		(9)		(9)
Asset returns – assets held at reporting date	7	13	14	34
Asset returns – assets sold during the period	3	15	(2)	16
Purchases	126	64	30	220
Sales	(24)	(50)	(12)	(86)

Balance at December 31, 2010	$315	$387	$110	$812

Pension assets/(liabilities) included in the Consolidated Balance Sheets were:

	2010	2009
Non-current assets	$4	$23
Current liabilities	(10)	(8)
Non-current liabilities	(746)	(563)

The Company’s current liability of $10 at December 31, 2010, represents the expected required payments to be made for unfunded plans over the next twelve months. Estimated 2011 employer contributions are $65 for the Company’s funded plans.

Changes in the net loss and prior service cost/(credit) for the Company’s pension plans were:

	2010		2009		2008
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service

Balance at January 1	$1,991	$3	$1,677	$(1)	$1,480	$(8)
Reclassification to net periodic benefit cost	(118)	4	(112)	3	(71)	4
Current year loss	281		329		517
Amendments		3
Foreign currency translation	(19)	(1)	97	1	(249)	3

Balance at December 31	$2,135	$9	$1,991	$3	$1,677	$(1)

The current year loss of $281 includes gains of $99 due to actual asset gains of $358 compared to expected returns of $259, offset by losses of $380 primarily due to lower discount rates at the end of 2010 compared to 2009. The estimated portions of the net losses and net prior service that are expected to be recognized as components of net periodic benefit cost in 2011 are $99 and $4, respectively.

Crown Holdings, Inc.

Expected future benefit payments as of December 31, 2010 were:

	U.S. plans	Non-U.S. plans
2011	111	198
2012	110	173
2013	108	179
2014	135	189
2015	105	197
2016 – 2020	486	1,047

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S.	2010	2009	2008

Discount rate	5.1%	5.7%	6.7%
Compensation increase	3.0%	3.0%	3.0%

Non-U.S.	2010	2009	2008
Discount rate	5.4%	5.9%	6.7%
Compensation increase	3.3%	3.3%	2.9%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S.	2010	2009	2008

Discount rate	5.7%	6.7%	6.5%
Compensation increase	3.0%	3.0%	3.0%
Long-term rate of return	8.75%	8.75%	8.75%

Non-U.S.	2010	2009	2008

Discount rate	5.9%	6.7%	5.2%
Compensation increase	3.3%	2.9%	3.5%
Long-term rate of return	7.2%	7.0%	7.1%

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

The components of net postretirement benefits cost were as follows:

	2010	2009	2008

Service cost	$9	$8	$8
Interest cost	26	30	30
Amortization of prior service credit	(25)	(22)	(23)
Amortization of actuarial loss	9	7	8

Total postretirement benefits cost	$19	$23	$23

Crown Holdings, Inc.

Changes in the benefit obligations were:

	2010	2009

Benefit obligations at January 1	$511	$458
Service cost	9	8
Interest cost	26	30
Amendments	(108)
Curtailments		1
Actuarial loss	34	36
Benefits paid	(30)	(31)
Foreign currency translation	3	9

Benefit obligations at December 31	$445	$511

Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2010		2009		2008
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service

Balance at January 1	$147	$(159)	$118	$(181)	$131	$(204)
Reclassification to net periodic benefit cost	(9)	25	(7)	22	(8)	23
Current year (gain)/loss	34		36		(1)
Amendments		(108)
Foreign currency translation	2				(4)

Balance at December 31	$174	$(242)	$147	$(159)	$118	$(181)

The estimated portions of the net losses and prior service credits that are expected to be recognized as components of net periodic benefit cost/(credit) in 2011 are $14 and ($34), respectively.

The U.S. plans were amended in 2010 to, among other things, require additional retiree contributions for medical and prescription drug costs. The impact of the amendment was to reduce the benefit obligation by $108.

Expected future benefit payments are $32 in each of the years 2011 through 2015 and $165 in aggregate for 2016 through 2020. These payments are net of expected Medicare Part D subsidies of $1 in each of the years 2011 to 2015 and $2 in aggregate for 2016 through 2020. Benefits paid of $30 in 2010 are net of $3 of subsidies.

The health care accumulated postretirement benefit obligations were determined at December 31, 2010 using health care cost trend rates of 7.9% decreasing to 4.5% over eight years. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligations by $40 and the total of service and interest cost by $3. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligations by $34 and the total of service and interest cost by $3.

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2010	2009	2008

Benefit obligations	5.1%	5.8%	6.7%
Cost	5.8%	6.7%	6.5%

Crown Holdings, Inc.

Other Comprehensive Income. Other comprehensive income includes amortization of net loss and prior service cost included in net periodic pension and postretirement cost of $73 net of tax of $25, $67 net of tax of $27 and $38 net of tax of $14, in 2010, 2009 and 2008, respectively. Other comprehensive income includes net loss and prior service cost adjustments arising in the current year of $(147) net of tax of $45, $(352) net of tax of $110 and $(139) net of tax of $127 in 2010, 2009 and 2008, respectively.

Employee Savings Plan. The Company sponsors the Savings Investment Plan which covers substantially all domestic salaried employees who are at least 21 years of age. The Company matches up to 50% of the first 3.0% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2010 and 2009 were 32,869 and 36,650, respectively, and the Company’s contributions were less than $1 in both years.

W. Income Taxes

A reconciliation of unrecognized tax benefits for 2010, 2009 and 2008 follows.

	2010	2009	2008

Balance at January 1	$38	$34	$73
Additions for current year tax positions	4	7	5
Reductions to prior period tax positions			(38)
Lapse of statute of limitations	(3)	(3)	(3)
Settlements			(1)
Foreign currency translation	(2)		(2)

Balance at December 31	$37	$38	$34

The reserves of $37 as of December 31, 2010 in the table above primarily include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses. Interest and penalties are recorded in the statement of operations as interest expense and provision for income taxes, respectively. The total interest and penalties recorded in the statement of operations was $1 in each of the last three years. The reserves of $37 and $38 at the end of 2010 and 2009, respectively, exclude $4 of reserves for related penalties in each year.

The unrecognized benefits of $37 as of December 31, 2010 include $31 that, if recognized, would affect the effective tax rate. The remaining $6 would have no effect due to valuation allowances in certain jurisdictions. The Company’s unrecognized tax benefits are expected to increase in the next twelve months as it continues its current transfer pricing policies, and are expected to decrease as open tax years lapse or claims are settled. The Company is unable to estimate a range of reasonably possible changes in its unrecognized tax benefits in the next twelve months as it is unable to predict when, or if, the tax authorities will commence their audits, the time needed for the audits, and the audit findings that will require settlement with the applicable tax authorities, if any.

The tax years that remained subject to examination by major tax jurisdiction as of December 31, 2010 were 2002 and beyond for Canada; 2004 and beyond for Germany and Italy; 2006 and beyond for Spain and the United Kingdom; 2007 and beyond for the United States; and 2008 and beyond for France.

Crown Holdings, Inc.

Pre-tax income for the years ended December 31 was taxed under the following jurisdictions:

	2010	2009	2008

U.S.	$44	$(36)	$31
Foreign	570	495	411

	$614	$459	$442

The provision for income taxes consisted of the following:

Current tax:	2010	2009	2008

U.S. federal
State and foreign	$113	$88	$89

	$113	$88	$89

Deferred tax:	2010	2009	2008

U.S. federal	$50	$(54)	$22
State and foreign	2	(27)	1

	52	(81)	23

Total	$165	$7	$112

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2010	2009	2008

U.S. statutory rate at 35%	$215	$161	$155
Valuation allowance	(6)	(122)	6
Nontaxable settlement of legal dispute	(7)
Tax on foreign income	(56)	(56)	(59)
Tax law changes	8		(5)
Foreign withholding taxes	4	10	6
Other items, net	7	14	9

Income tax provision	$165	$7	$112

The valuation allowance caption for 2010 includes, among other items, releases of valuation allowance of $8 in Belgium and $2 in the Netherlands as discussed below.

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

The Company paid taxes of $102, $73 and $84 in 2010, 2009 and 2008, respectively.

Crown Holdings, Inc.

The components of deferred taxes at December 31 are:

	2010		2009
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$563		$658
Postretirement and postemployment benefits	172		209
Pensions	288	$28	193	$8
Depreciation	12	96	15	103
Asbestos	95		88
Inventories	2	6	2	13
Accruals and other	60	128	54	108
Valuation allowances	(376)		(391)

Total	$816	$258	$828	$232

Prepaid expenses and other current assets include $87 and $39 of deferred tax assets at December 31, 2010 and 2009, respectively.

Tax loss and credit carryforwards expire as follows: 2011 - $1; 2012 - $2; 2013 - $25; 2014 - $8; 2015 - $19; thereafter - $305; unlimited - $203. The unlimited category and those expiring after 2015 include, among other items, $6 of U.S. federal tax loss carryforwards that expire through 2025, $190 of state tax loss carryforwards, and $132 of French tax losses that are unlimited. The tax loss carryforwards presented above exclude $40 of U.S. windfall tax benefits that will be recorded in additional paid-in capital when realized.

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

The Company’s valuation allowances of $376 at December 31, 2010 include $177 in the U.S., $102 in France, $65 in Canada, $13 in Belgium, $10 in the Netherlands, $6 in Asia and $3 in Poland.

During the third quarter of 2010, the Company released $8 of valuation allowance for a Belgian subsidiary based on projections of future taxable income. The subsidiary generated positive income in 2009 and 2010 and is projecting positive income in future years sufficient to realize the deferred tax assets. The deferred tax assets are primarily tax loss carryforwards that do not expire. The Company continues to maintain a valuation allowance of $13 for deferred tax assets in a dormant entity in Belgium that the Company does not believe at this time it will be able to utilize.

During the third quarter of 2010, the Company released $2 of valuation allowance for a Dutch subsidiary based on projections of future taxable income. The subsidiary generated positive income in 2009 and 2010 and is projecting positive income in future years sufficient to realize the deferred tax assets. The Company continues to maintain a valuation allowance of $10 for tax loss carryforwards that expire in 2014 and that the Company does not believe at this time it will be able to utilize.

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

Crown Holdings, Inc.

As of December 31, 2010, the Company had $177 of remaining valuation allowance against its U.S. deferred tax assets including $151 for state tax loss carryforwards and $25 for capital loss carryforwards. The state tax loss carryforwards expire as follows: $5 in 2011 through 2015, $66 in 2016 through 2020, and $124 thereafter. The capital loss carryforwards expire in 2012 and 2013. Future realization of the Company’s $502 of net U.S. deferred tax assets will require approximately $1.2 billion of aggregated U.S. taxable income. It is possible that the Company may be required to increase its U.S. valuation allowance at some future time if its projections of book and taxable income are incorrect in the aggregate or in the timing of certain deductions, such as pension plan contributions.

During 2009, the Company released $42 of its French deferred tax valuation allowances based on management’s judgment that it is more likely than not that the related deferred tax assets will be realized. At December 31, 2010, the Company’s net deferred tax assets in France consist of $164 of deferred tax assets, including $132 of tax loss carryforwards that do not expire, $41 of deferred tax liabilities and $102 of valuation allowances. The Company is unable to conclude at this time that it is more likely than not that it will realize any additional deferred tax benefits in France, primarily due to a restructuring of the Company’s operations which will reduce its profits in France. It is possible that the Company may be required to increase this valuation allowance at some future time if its income projections are later revised downwards. It is also possible that the Company will release additional portions of its French valuation allowance in future periods if its income projections are revised upwards.

As of December 31, 2010, the Company has a full valuation allowance of $65 against its net deferred tax assets in Canada. The net deferred tax assets of $65 include $36 of tax loss carryforwards that expire in 2014 to 2029. The Canadian operations remain in a three year cumulative loss position and had a significant loss in 2010 due to low operating margins and plant closing costs. The Company does not believe it has sufficient positive evidence at this time to release any of the valuation allowance in Canada, but it is possible that some or all of its Canadian valuation allowance will be reversed in the future if the results of operations improve.

The remaining valuation allowances of $6 in Asia and $3 in Poland are also in entities where the Company does not believe it has sufficient positive evidence at this time to release any of the valuation allowances, but it is possible some or all of the valuation allowances will be released in the future.

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

The Company has not provided deferred taxes on $920 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company would be subject to incremental tax.

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

Crown Holdings, Inc.

The tables below present information about operating segments for the years ended December 31, 2010, 2009 and 2008:

2010	External sales	Segment assets	Depreciation and amortization	Capital expenditures	Segment income

Americas Beverage	$2,097	$1,253	$37	$151	$275
North America Food	897	569	15	7	120
European Beverage	1,524	1,458	40	60	244
European Food	1,841	2,173	36	21	224
European Specialty Packaging	395	490	7	6	22

Total reportable segments	6,754	5,943	135	245	$885

Non-reportable segments	1,187	1,148	27	70
Corporate and unallocated items		(192)	10	5

Total	$7,941	$6,899	$172	$320

2009	External sales	Segment assets	Depreciation and amortization	Capital expenditures	Segment income

Americas Beverage	$1,819	$1,157	$41	$30	$207
North America Food	1,006	507	17	7	140
European Beverage	1,567	1,549	45	71	262
European Food	1,968	1,548	40	26	238
European Specialty Packaging	404	175	7	8	18

Total reportable segments	6,764	4,936	150	142	$865

Non-reportable segments	1,174	866	31	33
Corporate and unallocated items		730	13	5

Total	$7,938	$6,532	$194	$180

2008	External sales	Segment assets	Depreciation and amortization	Capital expenditures	Segment income

Americas Beverage	$1,938	$1,034	$45	$71	$202
North America Food	905	492	19	7	88
European Beverage	1,607	1,447	46	41	242
European Food	2,188	1,669	48	21	231
European Specialty Packaging	445	202	8	8	18

Total reportable segments	7,083	4,844	166	148	$781

Non-reportable segments	1,222	849	35	23
Corporate and unallocated items		1,081	15	3

Total	$8,305	$6,774	$216	$174

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to consolidated income before income taxes and equity earnings for the years ended December 31, 2010, 2009 and 2008 follows:

	2010	2009	2008

Segment income of reportable segments	$885	$865	$781
Segment income of non-reportable segments	206	180	170
Corporate and unallocated items	(201)	(233)	(143)
Provision for asbestos	(46)	(55)	(25)
Provision for restructuring	(42)	(43)	(21)
Asset impairments and sales	18	6	(6)
Loss from early extinguishments of debt	(16)	(26)	(2)
Interest expense	(203)	(247)	(302)
Interest income	9	6	11
Translation and exchange adjustments	4	6	(21)

Income before income taxes and equity earnings	$614	$459	$442

For the years ended December 31, 2010, 2009 and 2008, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Sales by major product were:

	2010	2009	2008

Metal beverage cans and ends	$4,065	$3,777	$3,938
Metal food cans and ends	2,479	2,698	2,811
Other metal packaging	1,299	1,336	1,408
Plastic packaging	31	54	60
Other products	67	73	88

Consolidated net sales	$7,941	$7,938	$8,305

Sales and long-lived assets for the major countries in which the Company operates were:

	Net Sales			Long-Lived Assets
	2010	2009	2008	2010	2009	2008

United States	$2,248	$2,224	$2,188	$297	$296	$314
United Kingdom	740	729	817	117	126	127
France	624	686	733	76	82	95
Other	4,329	4,299	4,567	1,120	1,005	937

Consolidated total	$7,941	$7,938	$8,305	$1,610	$1,509	$1,473

Y. Subsequent Event

In January, 2011, the Company sold $700 principal amount of 6.25% senior unsecured notes due 2021. The new notes were issued at par by Crown Americas LLC and Crown Americas Capital Corp. III, each a subsidiary of the Company, and are unconditionally guaranteed by the Company and substantially all of its U.S. subsidiaries. In addition, concurrently with the offering of the notes, the Company commenced a tender offer for any and all of the $600 outstanding 7.75% senior secured notes due 2015 (the “2015 notes”). At the expiration of the tender offer approximately 90% of the 2015 notes had been repurchased. All 2015 notes that remained outstanding were redeemed by the Company on February 17, 2011.

Crown Holdings, Inc.

Z. Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has outstanding senior notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2010, 2009 and 2008, and
•	balance sheets as of December 31, 2010 and 2009

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,734	$3,207		$7,941
Cost of products sold, excluding depreciation and amortization		$(13)	3,993	2,539		6,519
Depreciation and amortization			88	84		172

Gross profit		13	653	584		1,250

Selling and administrative expense			258	102		360
Provision for asbestos			46			46
Provision for restructuring			42			42
Asset impairments and sales			(14)	(4)		(18)
Loss from early extinguishments of debt		5	11			16
Net interest expense		35	144	15		194
Technology royalty			(35)	35
Translation and exchange adjustments			(3)	(1)		(4)

Income/(loss) before income taxes		(27)	204	437		614
Provision for income taxes		3	86	76		165
Equity earnings in affiliates	$324	249	206		$(776)	3

Net income	324	219	324	361	(776)	452
Net income attributable to noncontrolling interests				(128)		(128)

Net income attributable to Crown Holdings	$324	$219	$324	$233	$(776)	$324

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$65	$398		$463
Receivables, net		$66	111	759		936
Intercompany receivables		1	101	64	$(166)
Inventories			575	485		1,060
Prepaid expenses and other current assets	$1	12	148	29		190

Total current assets	1	79	1,000	1,735	(166)	2,649

Intercompany debt receivables		1,374	2,956	373	(4,703)
Investments	308	3,039	(350)		(2,997)
Goodwill			1,411	573		1,984
Property, plant and equipment, net			626	984		1,610
Other non-current assets		16	590	50		656

Total	$309	$4,508	$6,233	$3,715	$(7,866)	$6,899

Liabilities and equity
Current liabilities
Short-term debt		$48	$5	$188		$241
Current maturities of long-term debt		116	5	37		158
Accounts payable and accrued liabilities	$28	26	1,085	839		1,978
Intercompany payables		2	62	102	$(166)

Total current liabilities	28	192	1,157	1,166	(166)	2,377

Long-term debt, excluding current maturities		810	1,731	108		2,649
Long-term intercompany debt	377	2,362	1,556	408	(4,703)
Postretirement and pension liabilities			1,149	10		1,159
Other non-current liabilities			331	154		485
Commitments and contingent liabilities

Noncontrolling interests			1	324		325
Crown Holdings shareholders’ equity/(deficit)	(96)	1,144	308	1,545	(2,997)	(96)

Total equity/(deficit)	(96)	1,144	309	1,869	(2,997)	229

Total	$309	$4,508	$6,233	$3,715	$(7,866)	$6,899

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by operating activities	$26	$2	$357	$205		$590

Cash flows from investing activities
Capital expenditures			(81)	(239)		(320)
Proceeds from sale of businesses, net of cash sold			3	4		7
Proceeds from sale of property, plant and equipment			20	12		32
Intercompany investing activities		(190)	459	38	$(307)

Net cash provided by/(used for) investing activities		(190)	401	(185)	(307)	(281)

Cash flows from financing activities
Proceeds from long-term debt		650		95		745
Payments of long-term debt		(307)	(405)	(22)		(734)
Net change in revolving credit facility and short-term debt		42	73	163		278
Net change in long-term intercompany balances	216	56	(392)	120
Dividends paid		(211)		(96)	307
Common stock issued	13					13
Common stock repurchased	(255)					(255)
Purchase of noncontrolling interests				(169)		(169)
Dividends paid to noncontrolling interests				(112)		(112)
Other		(47)	(18)			(65)

Net cash provided by/(used for) financing activities	(26)	183	(742)	(21)	307	(299)

Effect of exchange rate changes on cash and cash equivalents				(6)		(6)

Net change in cash and cash equivalents		(5)	16	(7)		4

Cash and cash equivalents at January 1		5	49	405		459

Cash and cash equivalents at December 31	$0	$0	$65	$398	$0	$463

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

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2010, 2009 and 2008, and

•	balance sheets as of December 31, 2010 and 2009

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$7,941		$7,941
Cost of products sold, excluding depreciation and amortization			6,519		6,519
Depreciation and amortization			172		172

Gross profit			1,250		1,250

Selling and administrative expense		$(12)	372		360
Provision for asbestos		46			46
Provision for restructuring			42		42
Asset impairments and sales			(18)		(18)
Loss from early extinguishments of debt			16		16
Net interest expense		81	113		194
Translation and exchange adjustments			(4)		(4)

Income/(loss) before income taxes		(115)	729		614
Provision for/(benefit from) income taxes		(17)	182		165
Equity earnings in affiliates	$324	422	3	$(746)	3

Net income	324	324	550	(746)	452
Net income attributable to noncontrolling interests			(128)		(128)

Net income attributable to Crown Holdings	$324	$324	$422	$(746)	$324

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2008

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,305		$8,305
Cost of products sold, excluding depreciation and amortization			6,885		6,885
Depreciation and amortization			216		216

Gross profit			1,204		1,204

Selling and administrative expense		$16	380		396
Provision for asbestos		25			25
Provision for restructuring			21		21
Asset impairments and sales		5	1		6
Loss from early extinguishments of debt			2		2
Net interest expense		70	221		291
Translation and exchange adjustments			21		21

Income/(loss) before income taxes		(116)	558		442
Provision for/(benefit from) income taxes		(45)	157		112
Equity earnings in affiliates	$226	294		$(520)

Net income	226	223	401	(520)	330
Net income attributable to noncontrolling interests		3	(107)		(104)

Net income attributable to Crown Holdings	$226	$226	$294	$(520)	$226

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$463		$463
Receivables, net			936		936
Inventories			1,060		1,060
Prepaid expenses and other current assets	$1		189		190

Total current assets	1		2,648		2,649

Intercompany debt receivables			1,014	$(1,014)
Investments	308	$1,133		(1,441)
Goodwill			1,984		1,984
Property, plant and equipment, net			1,610		1,610
Other non-current assets		528	128		656

Total	$309	$1,661	$7,384	$(2,455)	$6,899

Liabilities and equity
Current liabilities
Short-term debt			$241		$241
Current maturities of long-term debt			158		158
Accounts payable and accrued liabilities	$28	$42	1,908		1,978

Total current liabilities	28	42	2,307		2,377

Long-term debt, excluding current maturities		411	2,238		2,649
Long-term intercompany debt	377	637		$(1,014)
Postretirement and pension liabilities			1,159		1,159
Other non-current liabilities		263	222		485
Commitments and contingent liabilities

Noncontrolling interests			325		325
Crown Holdings shareholders’ equity/(deficit)	(96)	308	1,133	(1,441)	(96)

Total equity/(deficit)	(96)	308	1,458	(1,441)	229

Total	$309	$1,661	$7,384	$(2,455)	$6,899

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$26	$(26)	$590		$590

Cash flows from investing activities
Capital expenditures			(320)		(320)
Proceeds from sale of business, net of cash sold			7		7
Proceeds from sale of property, plant and equipment			32		32
Intercompany investing activities		55		$(55)

Net cash provided by/(used for) investing activities		55	(281)	(55)	(281)

Cash flows from financing activities
Proceeds from long-term debt			745		745
Payments of long-term debt		(1)	(733)		(734)
Net change in revolving credit facility and short-term debt			278		278
Net change in long-term intercompany balances	216	(28)	(188)
Dividends paid			(55)	55
Common stock issued	13				13
Common stock repurchased	(255)				(255)
Purchase of noncontrolling interests			(169)		(169)
Dividends paid to noncontrolling interests			(112)		(112)
Other			(65)		(65)

Net cash used for financing activities	(26)	(29)	(299)	55	(299)

Effect of exchange rate changes on cash and cash equivalents			(6)		(6)

Net change in cash and cash equivalents			4		4

Cash and cash equivalents at January 1			459		459

Cash and cash equivalents at December 31	$0	$0	$463	$0	$463

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

Crown Holdings, Inc.

Crown Americas, LLC and Crown Americas Capital Corp., 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2010, 2009 and 2008, and

•	balance sheets as of December 31, 2010 and 2009

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,323	$5,618		$7,941
Cost of products sold, excluding depreciation and amortization			1,966	4,553		6,519
Depreciation and amortization			40	132		172

Gross profit			317	933		1,250

Selling and administrative expense		$7	137	216		360
Provision for asbestos			46			46
Provision for restructuring			(14)	56		42
Asset impairments and sales		(2)	1	(17)		(18)
Loss from early extinguishments of debt		11		5		16
Net interest expense		40	96	58		194
Technology royalty			(41)	41
Translation and exchange adjustments				(4)		(4)

Income/(loss) before income taxes		(56)	92	578		614
Provision for/(benefit from) income taxes		(21)	46	140		165
Equity earnings in affiliates	$324	189	279		$(789)	3

Net income	324	154	325	438	(789)	452
Net income attributable to noncontrolling interests			(1)	(127)		(128)

Net income attributable to Crown Holdings	$324	$154	$324	$311	$(789)	$324

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,224	$5,714		$7,938
Cost of products sold, excluding depreciation and amortization			1,897	4,654		6,551
Depreciation and amortization			44	150		194

Gross profit			283	910		1,193

Selling and administrative expense		$7	143	231		381
Provision for asbestos			55			55
Provision for restructuring				43		43
Asset impairments and sales		1	(1)	(6)		(6)
Loss/(gain) from early extinguishments of debt		19	(13)	20		26
Net interest expense		51	112	78		241
Technology royalty			(46)	46
Translation and exchange adjustments				(6)		(6)

Income/(loss) before income taxes		(78)	33	504		459
Provision for/(benefit from) income taxes		(29)	(18)	54		7
Equity earnings/(loss) in affiliates	$334	134	283		$(753)	(2)

Net income	334	85	334	450	(753)	450
Net income attributable to noncontrolling interests				(116)		(116)

Net income attributable to Crown Holdings	$334	$85	$334	$334	$(753)	$334

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$38	$1	$424		$463
Receivables, net			(6)	942		936
Intercompany receivables			28	13	$(41)
Inventories			281	779		1,060
Prepaid expenses and other current assets	$1	1	84	104		190

Total current assets	1	39	388	2,262	(41)	2,649

Long-term notes and receivables		3		(3)
Intercompany debt receivables		1,428	1,231	383	(3,042)
Investments	308	1,197	670		(2,175)
Goodwill			453	1,531		1,984
Property, plant and equipment, net		1	301	1,308		1,610
Other non-current assets		23	482	151		656

Total	$309	$2,691	$3,525	$5,632	$(5,258)	$6,899

Liabilities and equity
Current liabilities
Short-term debt				$241		$241
Current maturities of long-term debt		$4	$1	153		158
Accounts payable and accrued liabilities	$28	24	311	1,615		1,978
Intercompany payables			13	28	$(41)
Income taxes			5	(5)

Total current liabilities	28	28	330	2,032	(41)	2,377

Long-term debt, excluding current maturities		1,278	413	958		2,649
Long-term intercompany debt	377	1,017	1,363	285	(3,042)
Postretirement and pension liabilities			816	343		1,159
Other non-current liabilities			295	190		485
Commitments and contingent liabilities

Noncontrolling interests				325		325
Crown Holdings shareholders’ equity/(deficit)	(96)	368	308	1,499	(2,175)	(96)

Total equity/(deficit)	(96)	368	308	1,824	(2,175)	229

Total	$309	$2,691	$3,525	$5,632	$(5,258)	$6,899

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$26	$(20)	$190	$394		$590

Cash flows from investing activities
Capital expenditures			(41)	(279)		(320)
Proceeds from sale of businesses, net of cash sold		3		4		7
Proceeds from sale of property, plant and equipment			1	31		32
Intercompany investing activities		20	22	38	$(80)

Net cash provided by/(used for) investing activities		23	(18)	(206)	(80)	(281)

Cash flows from financing activities
Proceeds from long-term debt				745		745
Payments of long-term debt		(404)	(1)	(329)		(734)
Net change in revolving credit facility and short-term debt		65		213		278
Net change in long-term intercompany balances	216	359	(171)	(404)
Dividends paid				(80)	80
Common stock issued	13					13
Common stock repurchased	(255)					(255)
Purchase of noncontrolling interests				(169)		(169)
Dividends paid to noncontrolling interests				(112)		(112)
Other		(12)		(53)		(65)

Net cash provided by/(used for) financing activities	(26)	8	(172)	(189)	80	(299)

Effect of exchange rate changes on cash and cash equivalents				(6)		(6)

Net change in cash and cash equivalents		11		(7)		4

Cash and cash equivalents at January 1		27	1	431		459

Cash and cash equivalents at December 31	$0	$38	$1	$424	$0	$463

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2008

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$(28)	$132	$302		$422

Cash flows from investing activities
Capital expenditures			(35)	(139)		(174)
Proceeds from sale of property, plant and equipment			2	13		15
Intercompany investing activities		11	(495)	528	$(44)
Acquisition of business		(6)		(21)		(27)

Net cash provided by/(used for) investing activities		5	(528)	381	(44)	(186)

Cash flows from financing activities
Proceeds from long-term debt				27		27
Payments of long-term debt		(4)	(1)	(89)		(94)
Net change in revolving credit facility and short-term debt				15		15
Net change in long-term intercompany balances	9	77	395	(481)
Dividends paid				(44)	44
Common stock issued	10					10
Common stock repurchased	(35)					(35)
Dividends paid to noncontrolling interests				(65)		(65)
Other				65		65

Net cash provided by/(used for) financing activities	(16)	73	394	(572)	44	(77)

Effect of exchange rate changes on cash and cash equivalents				(20)		(20)

Net change in cash and cash equivalents		50	(2)	91		139

Cash and cash equivalents at January 1		42	5	410		457

Cash and cash equivalents at December 31	$0	$92	$3	$501	$0	$596

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2010				2009
	First (1)	Second (2)	Third (3)	Fourth (4)	First (5)	Second (6)	Third (7)	Fourth (8)
Net sales	$1,777	$2,010	$2,205	$1,949	$1,684	$2,055	$2,282	$1,917
Gross profit *	250	335	377	288	245	333	365	250
Net income attributable to Crown Holdings	41	112	126	45	40	105	108	81

Earnings per average common share:
Basic	$0.26	$0.70	$0.79	$0.29	$0.25	$0.66	$0.68	$0.51

Diluted	$0.25	$0.69	$0.78	$0.28	$0.25	$0.65	$0.67	$0.50

Average common shares outstanding:
Basic	160.7	161.0	159.2	156.8	158.5	158.9	159.2	159.9
Diluted	163.1	163.3	161.7	160.0	161.3	161.7	162.1	162.6

Common stock price range: **
High	$27.71	$27.96	$29.89	$33.99	$23.15	$24.87	$27.35	$29.35
Low	23.34	22.45	24.39	28.44	17.35	21.55	22.51	24.80
Close	26.96	25.04	28.66	33.38	22.73	24.14	27.20	25.58

*	The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.
**	Source: New York Stock Exchange – Composite Transactions

Notes:

(1)	Includes pre-tax gain of $20 in selling and administrative expense for a legal settlement unrelated to the Company’s ongoing operations, net pre-tax gains of $1 for asset impairments and sales, pre-tax charges of $22 for restructuring actions and $7 tax charge to recognize the tax impact of the new U.S. healthcare legislation.
(2)	Includes net pre-tax gains of $6 for asset impairments and sales and a pre-tax charge of $2 for restructuring actions.
(3)	Includes net pre-tax gains of $11 for asset impairments and sales, tax benefit of $10 for valuation allowance adjustments, pre-tax charge of $17 for restructuring actions, pre-tax charge of $15 for asbestos claims and pre-tax charges of $16 for losses on early extinguishments of debt.
(4)	Includes pre-tax charges of $31 for asbestos claims and $1 for restructuring actions.
(5)	Includes pre-tax charges of $1 for restructuring actions.
(6)	Includes pre-tax charges of $1 for restructuring actions and net pre-tax gains of $1 for asset sales.
(7)	Includes pre-tax charges of $40 for restructuring actions, $27 for losses from early extinguishments of debt, net pre-tax gains of $1 for asset sales, and tax benefits of $40 due to the release of valuation allowances.
(8)	Includes pre-tax charges of $1 for restructuring actions, net pre-tax gains of $4 for asset impairments and sales, net pre-tax gains of $1 from early extinguishments of debt, a pre-tax charge of $55 for asbestos claims, and tax benefits of $73 due to the release of valuation allowances.

Crown Holdings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

COLUMN A	COLUMN B	COLUMN C Additions		COLUMN D	COLUMN E
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions – Write-offs	Balance at end of period

For the Year Ended December 31, 2010

Allowances deducted from assets to which they apply:

Trade accounts receivable	$40	$4	$(1)	$3	$40

Deferred tax assets	391	(6)	(9)		376

For the Year Ended December 31, 2009

Allowances deducted from assets to which they apply:

Trade accounts receivable	24	17	2	3	40

Deferred tax assets	507	(122)	6		391

For the Year Ended December 31, 2008

Allowances deducted from assets to which they apply:

Trade accounts receivable	28	1	(1)	4	24

Deferred tax assets	508	(6)	5		507

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation and as of the end of the period for which this report is made, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information to be disclosed in reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Crown Holdings, Inc.

The Company’s report on internal control over financial reporting is included in Part II, Item 8 of this Annual Report on Form 10-K.

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Title	Year Assumed Present Title

John W. Conway	65	Chairman of the Board, President and Chief Executive Officer	2001

Timothy J. Donahue	48	Executive Vice President and Chief Financial Officer	2008

Raymond L. McGowan, Jr.	59	President – Americas Division	2008

Christopher C. Homfray	53	President – European Division	2006

Jozef Salaerts	56	President – Asia-Pacific Division	2007

Thomas A. Kelly	51	Senior Vice President – Finance	2009

Kevin C. Clothier	42	Vice President and Corporate Controller	2009

All of the principal executive officers have been employed by the Company for the past five years.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Corporate Governance” and is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 28, 2011” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2010 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)

Equity compensation plans approved by security holders	4,468,002	(1)	$18.08	3,752,838	(2)
Equity compensation plans not approved by security holders	0		N/A	0

Total	4,468,002		$18.08	3,752,838

(1)	Includes the 1997, 2001, 2004 and 2006 Stock-Based Incentive Compensation Plans.
(2)	Includes 2,440,868, 996,430 and 315,540 shares available for issuance at December 31, 2010 under the 2006 Stock-Based Incentive Compensation Plan, the Company’s Stock Purchase Plan and the Stock Compensation Plan for Non-Employee Directors, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity and Comprehensive Income/(Loss) for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Supplementary Information

	(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

	(3)	Exhibits

		3.a	Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

		3.b	By-Laws of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.b of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

		4.a	Specimen certificate of Registrant’s Common Stock (incorporated by reference to Exhibit 4.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

		4.b	Indenture, dated December 17, 1996, among Crown Cork & Seal Company, Inc., Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

		4.c	Form of the Registrant’s 7- 3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

		4.d	Officers’ Certificate for 7- 3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

Crown Holdings, Inc.

4.e	Form of the Registrant’s 7- 1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.f	Officers’ Certificate for 7- 1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.g	Terms Agreement, dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.h	Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

4.i	Amended and Restated Rights Agreement, dated as of December 9, 2004, between Crown Holdings, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 9, 2004 (File No. 0-50189)).

4.j	Supplemental Indenture to Indenture dated April 1, 1993, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.k	Supplemental Indenture to Indenture dated December 17, 1996, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer and Guarantor, Crown Cork & Seal Finance PLC, as Issuer, Crown Cork & Seal Finance S.A., as Issuer, Crown Holdings, Inc., as Additional Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.l	U.S. Guarantee Agreement, dated as of September 1, 2004, among the Domestic Subsidiaries referred to therein and Citicorp North America Inc., as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.m	Registration Rights Agreement, dated as of September 1, 2004, by and among the Company, Crown European Holdings S.A., Citigroup Global Markets Inc. and Lehman Brothers Inc., as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 4.i of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.n	Indenture, dated as of September 1, 2004, by and among Crown European Holdings, as Issuer, the Guarantors named therein and Wells Fargo Bank, as Trustee, relating to the 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.j of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.o	Form of Crown European Holdings’ 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.a of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-50189)).

4.p	Registration Rights Agreement relating to the 6.25% First Priority Senior Secured Notes due 2011, dated as of October 6, 2004, by and among the Company, Crown European Holdings, S.A., Citigroup Global Markets Inc. and Lehman Brothers Inc., as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 4.a of the Registrant’s Current Report on Form 8-K dated October 6, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

4.q	Credit Agreement, dated as of November 18, 2005, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings, S.A., as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, and various Lending Institutions (incorporated by reference to Exhibit 4.a of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.r	Euro Bank Pledge Agreement, dated as of November 18, 2005, by Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.b of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.s	Second Amended and Restated CEH Pledge Agreement, dated as of November 18, 2005, by Crown European Holdings S.A., as Pledgor and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.c of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.t	Second Amended and Restated Shared Pledge Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.d of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.u	Bank Pledge Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.e of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.v	Second Amended and Restated U.S. Security Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Grantors and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 4.f of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.w	U.S. Guarantee Agreement, dated as of November 18, 2005, among each of the subsidiaries listed therein of Crown Americas LLC and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.x	Second Amended and Restated Global Participation and Proceeds Sharing Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as U.K. Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as Second Priority Notes Trustee, Wells Fargo Bank, N.A., as Third Priority Notes Trustee, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as U.S. Collateral Agent, Deutsche Bank AG New York Branch, as Euro Collateral Agent, Deutsche Bank AG New York Branch, as Sharing Agent (as defined therein) and the other persons who may become party to the Agreement from time to time pursuant to and in accordance with Section 9 of the Agreement (incorporated by reference to Exhibit 4.h of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

Crown Holdings, Inc.

4.y	Second Amended and Restated U.S. Intercreditor and Collateral Agency Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as U.K. Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as U.S. Collateral Agent (as defined within), the Company, Crown Americas LLC, Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., each of the U.S. subsidiaries of the Company listed therein, and the other persons who may become parties to the Agreement from time to time pursuant to and in accordance with Section 8 of the Agreement (incorporated by reference to Exhibit 4.o of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.z	Second Amended and Restated Euro Intercreditor and Collateral Agency Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as Euro Collateral Agent, Crown European Holdings SA, the subsidiaries of Crown European Holdings identified thereto and the other persons who may become parties to the Agreement from time to time pursuant to and in accordance with Section 6 of the Agreement, and any other obligor under any Financing Documents (as defined therein) (incorporated by reference to Exhibit 4.p of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.aa	First Amendment to Credit Agreement, dated as of August 4, 2006, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent for Lenders, and with Deutsche Bank Securities, Inc. and Lehman Commercial Paper, Inc., as Joint Lead Arrangers for the Additional Term B Loans and as Joint Book Managers, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated by reference to Exhibit 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-50189)).

4.bb	Registration Rights Agreement, dated as of May 8, 2009, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp. II, Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the $400 million 7 5/8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated May 5, 2009 (File No. 0-50189)).

4.cc	Indenture dated as of May 8, 2009, by and among Crown Americas LLC and Crown Americas Capital Corp. II, as Issuers, the Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7 5/8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated May 5, 2009 (File No. 0-05189)).

4.dd	Form of 7 5/8% Senior Notes due 2017 (included in Exhibit 4.hh).

4.ee	Supplemental Indenture, dated as of December 6, 2006, to Indenture, dated as of September 1, 2004, among Crown European Holdings, as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee, relating to the 6.25% First Priority Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 6, 2006 (File No. 0-50189)).

4.ff	Second Amendment to Credit Agreement, dated as of November 12, 2009, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as Lenders, and Deutsche Bank AG new York Branch, as Administrative Agent and as Collateral Agent for Lenders (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated November 12, 2009 (File No. 0-50189)).

Crown Holdings, Inc.

4.gg	Third Amendment to Credit Agreement, dated as of May 14, 2010, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as lenders thereunder, and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent for the Lenders. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated May 14, 2010 (File No. 0-05189)).

4.hh	Fourth Amendment to Credit Agreement and Waiver, dated as of June 15, 2010, by and among Crown Americas LLC, as U.S. Borrower, Crown European Holdings SA, as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, the financial institutions party thereto, including Deutsche Bank AG New York Branch, as lenders, The Bank of Nova Scotia, as Canadian Administrative Agent, and Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent, European Swing Line Lender, U.S. Swing Line Lender, Facing Agent and Collateral Agent. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.ii	First Amendment to Euro Bank Pledge Agreement, dated as of June 15, 2010, by Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. subsidiaries of the Company party thereto, as Pledgors, and Deutsche Bank AG New York Branch, as Euro Collateral Agent. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.jj	First Amendment to Second Amended and Restated CEH Pledge Agreement, dated as of June 15, 2010, by Crown European Holdings S.A., as Pledgor, and Deutsche Bank AG New York Branch, as Euro Collateral Agent. (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.kk	First Amendment to Second Amended and Restated Shared Pledge Agreement, dated as of June 15, 2010, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. subsidiaries of the Company party thereto, as Pledgors, and Deutsche Bank AG New York Branch, as Collateral Agent. (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.ll	First Amendment to Bank Pledge Agreement, dated as of June 15, 2010, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. subsidiaries of the Company party thereto, as Pledgors, and Deutsche Bank AG New York Branch, as Collateral Agent. (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.mm	First Amendment to Second Amended and Restated U.S. Security Agreement, dated as of June 15, 2010, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. subsidiaries of the Company party thereto, as Grantors, and Deutsche Bank AG New York Branch, as Collateral Agent. (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.nn	First Amendment to U.S. Guarantee Agreement, dated as of June 15, 2010, among each of the subsidiaries listed therein of Crown Americas LLC, as Guarantors, and Deutsche Bank AG New York Branch, as Administrative Agent. (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

Crown Holdings, Inc.

4.oo	First Amendment to Second Amended and Restated U.S. Intercreditor and Collateral Agency Agreement, dated as of June 15, 2010, among Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as U.K. Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Deutsche Bank AG New York Branch, as U.S. Collateral Agent, the Company, Crown Americas LLC, Crown Cork & Seal Company, Inc., Crown International Holdings, Inc. and each of the U.S. subsidiaries of the Company listed therein. (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.pp	First Amendment to Second Amended and Restated Euro Intercreditor and Collateral Agency Agreement, dated as of June 15, 2010, among Deutsche Bank AG New York Branch, as U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Deutsche Bank AG New York Branch, as Euro Collateral Agent, Crown European Holdings SA, and each of the subsidiaries of Crown European Holdings identified therein. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.qq	Indenture, dated as of July 28, 2010, by and among Crown European Holdings SA, as Issuer, the Guarantors named therein and The Bank of New York Mellon, as Trustee, relating to the 7 1/8% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 28, 2010 (File No. 0-05189)).

4.rr	Form of 7 1/8% Senior Notes due 2018 (included in Exhibit 4.qq).

4.ss	Registration Rights Agreement, dated as of January 31, 2011, by and among the Company, Crown Americas LLC, Crown Americas Capital Corp. III, Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein, and the Guarantors (as defined therein), relating to the 6 1/4% Senior Notes due 2021. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2011 (File No. 0-05189)).

4.tt	Indenture, dated as of January 31, 2011, by and among Crown Americas LLC, Crown Americas Capital Corp. III, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 6 1/4% Senior Notes due 2021. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2011 (File No. 0-05189)).

4.uu	Form of 6 1/4% Senior Notes due 2021 (included in Exhibit 4.tt).

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

Crown Holdings, Inc.

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

	12	Computation of ratio of earnings to fixed charges.

	21	Subsidiaries of Registrant.

	23	Consent of Independent Registered Public Accounting Firm.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Timothy J. Donahue, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

	99	Separate financial statements of affiliates whose securities are pledged as collateral.

	101	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2010, 2009 and 2008, (ii) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the twelve months ended December 31, 2010, 2009 and 2008 and (v) Notes to Consolidated Financial Statements.

c)	The consolidated financial statements and notes thereto and financial statement schedule for Crown Cork & Seal Company, Inc., included in Exhibit 99 above, are incorporated herein by reference.

Crown Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc.
Registrant
Date: February 28, 2011
	By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Conway, Timothy J. Donahue and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2010 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ John W. Conway
John W. Conway	Chairman of the Board, President and Chief Executive Officer

/s/ Timothy J. Donahue
Timothy J. Donahue	Executive Vice President and Chief Financial Officer

/s/ Kevin C. Clothier
Kevin C. Clothier	Vice President and Corporate Controller

SIGNATURE

DIRECTORS

/s/ Jenne K. Britell	/s/ Thomas A. Ralph
Jenne K. Britell	Thomas A. Ralph

/s/ Arnold W. Donald	/s/ Hugues du Rouret
Arnold W. Donald	Hugues du Rouret

/s/ William G. Little	/s/ Alan W. Rutherford
William G. Little	Alan W. Rutherford

/s/ Hans J. Löliger	/s/ Jim L. Turner
Hans J. Löliger	Jim L. Turner

/s/ James H. Miller	/s/ William S. Urkiel
James H. Miller	William S. Urkiel