Form 10-Q
period 2011-03-31
CROWN HOLDINGS INC
filed 2011-05-04
CIK 1219601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Yes         No   X

There were 155,940,729 shares of Common Stock outstanding as of April 29, 2011.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

Three months ended March 31	2011	2010

Net sales	$1,882	$1,777

Cost of products sold, excluding depreciation and amortization	1,550	1,483
Depreciation and amortization	40	44

Gross profit	292	250

Selling and administrative expense	102	79
Provision for restructuring	25	22
Asset impairments and sales	0	(1)
Loss from early extinguishments of debt	30	0
Interest expense	56	47
Interest income	(4)	(1)
Translation and foreign exchange	0	(2)

Income before income taxes and equity earnings	83	106
Provision for income taxes	41	39

Net income	42	67
Net income attributable to noncontrolling interests	(26)	(26)

Net income attributable to Crown Holdings	$16	$41

Earnings per common share attributable to Crown Holdings:
Basic	$0.10	$0.26

Diluted	$0.10	$0.25

Weighted average common shares outstanding:
Basic	154,610,056	160,714,929
Diluted	157,928,690	163,100,074

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)

(In millions)

(Unaudited)

	March 31, 2011	December 31, 2010

Assets
Current assets
Cash and cash equivalents	$409	$463
Receivables, net	1,104	936
Inventories	1,353	1,060
Prepaid expenses and other current assets	204	190

Total current assets	3,070	2,649

Goodwill	2,047	1,984
Property, plant and equipment, net	1,702	1,610
Other non-current assets	657	656

Total	$7,476	$6,899

Liabilities and equity
Current liabilities
Short-term debt	$413	$241
Current maturities of long-term debt	176	158
Accounts payable and accrued liabilities	1,994	1,978

Total current liabilities	2,583	2,377

Long-term debt, excluding current maturities	2,884	2,649
Postretirement and pension liabilities	1,171	1,159
Other non-current liabilities	499	485
Commitments and contingent liabilities (Note I)

Noncontrolling interests	346	325
Crown Holdings shareholders’ deficit	(7)	(96)

Total equity	339	229

Total	$7,476	$6,899

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

(In millions)

(Unaudited)

Three months ended March 31	2011	2010

Cash flows from operating activities
Net income	$42	$67
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	40	44
Provision for restructuring	25	22
Asset impairments and sales	0	(1)
Pension expense	24	29
Pension contributions	(18)	(15)
Stock-based compensation	10	7
Changes in assets and liabilities:
Receivables	(163)	(366)
Inventories	(260)	(140)
Accounts payable and accrued liabilities	(22)	(132)
Other, net	5	69

Net cash used for operating activities	(317)	(416)

Cash flows from investing activities
Capital expenditures	(103)	(32)
Other	2	11

Net cash used for investing activities	(101)	(21)

Cash flows from financing activities
Proceeds from long-term debt	754	4
Payments of long-term debt	(605)	(17)
Net change in revolving credit facility and short-term debt	218	409
Debt issue costs	(11)	0
Common stock issued	4	2
Common stock repurchased	(6)	(5)
Dividends paid to noncontrolling interests	(6)	(15)
Other	5	8

Net cash provided by financing activities	353	386

Effect of exchange rate changes on cash and cash equivalents	11	(9)

Net change in cash and cash equivalents	(54)	(60)

Cash and cash equivalents at January 1	463	459

Cash and cash equivalents at March 31	$409	$399

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In millions) (Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2010	$929	$1,536	($94)	($2,255)	($122)	($6)	$389	$383

Comprehensive income:
Net income			41			41	26	67
Translation adjustments				(31)		(31)	(5)	(36)
Amortization of net loss and prior service cost included in pension and postretirement cost				18		18		18
Derivatives qualifying as hedges				9		9		9

Total comprehensive income						37	21	58

Dividends paid to noncontrolling interests							(15)	(15)
Restricted stock awarded		(2)			3	1		1
Stock-based compensation		7				7		7
Common stock issued		1			1	2		2
Common stock repurchased		(4)			(1)	(5)		(5)

Balance at March 31, 2010	$929	$1,538	($53)	($2,259)	($119)	$36	$395	$431

Balance at January 1, 2011	$929	$1,231	$230	($2,333)	($153)	($96)	$325	$229

Comprehensive income:
Net income			16			16	26	42
Translation adjustments				45		45	4	49
Amortization of net loss and prior service cost included in pension and postretirement cost				16		16		16
Derivatives qualifying as hedges				5		5	1	6

Total comprehensive income						82	31	113

Dividends paid to noncontrolling interests							(6)	(6)
Restricted stock awarded		(2)			2
Stock-based compensation		10				10		10
Common stock issued		3			1	4		4
Common stock repurchased		(5)			(1)	(6)		(6)
Purchase of noncontrolling interests		(1)				(1)	(4)	(5)

Balance at March 31, 2011	$929	$1,236	$246	($2,267)	($151)	($7)	$346	$339

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share and statistical data)

(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of March 31, 2011 and the results of its operations for the three month periods ended March 31, 2011 and 2010 and of its cash flows for the three months ended March 31, 2011 and 2010. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

B.	Stock-Based Compensation

During the first three months of 2011, the Company awarded 318,607 shares of restricted stock to certain senior executives, including 121,940 shares of restricted stock with time-vesting requirements and 196,667 shares of performance-based stock with a market feature. The time-vesting awards vest ratably over three years and had a grant-date fair value of $33.70 per share. The performance-based shares cliff vest at the end of three years based on the results of the market criterion. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares awarded, and will be settled in stock. The estimated grant-date fair value of each performance share was calculated as $41.69 using a Monte Carlo valuation model. During the first three months of 2011, 235,313 shares of previously issued time-vested awards and 145,278 shares of previously issued performance-based shares vested. Also during the first three months of 2011, 145,278 performance-based shares were issued because the Company exceeded the target level of performance shares established on the original date of the related awards by 100%. These shares were issued without restriction. The aggregate market value of the shares released and issued on the vesting dates was approximately $18. At March 31, 2011, unrecognized compensation cost related to unvested restricted stock was approximately $10. The weighted average period over which the expense is expected to be recognized is 1.8 years.

C.	Inventories

Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the average cost method.

	March 31, 2011	December 31, 2010
Finished goods	$577	$365
Work in process	169	128
Raw materials and supplies	607	567

	$1,353	$1,060

Crown Holdings, Inc.

D.	Fair Value Measurements

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

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, respectively.

			Fair value at reporting date using
			Level 1		Level 2
	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010
Assets
Derivative instruments:
Foreign exchange	$25	$26			$25	$26
Commodities	63	53	$63	$53

Total	$88	$79	$63	$53	$25	$26

Liabilities
Derivative instruments:
Foreign exchange	$15	$15			$15	$15
Commodities	1	1	$1	$1

Total	$16	$16	$1	$1	$15	$15

The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities measured at fair value and their placement within the fair value hierarchy.

The Company applies a market approach to value its commodity price hedge contracts. Prices from observable markets are used to develop the fair value of these financial instruments and they are reported under Level 1. The Company uses an income approach to value its foreign exchange forward contracts. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows under the terms of the contracts using market information as of the reporting date, such as foreign exchange spot and forward rates, and are reported under Level 2 of the fair value hierarchy.

Refer to Note E for further discussion of the Company’s use of derivative instruments and their fair values.

E.	Derivative Financial Instruments

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2011 mature between one and twenty-three months.

When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally specified period, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.

The Company uses commodity forwards to hedge anticipated purchases of various commodities, including aluminum, fuel oil and natural gas and these exposures are hedged by a central treasury unit. The aggregate U.S. dollar-equivalent notional value of commodity contracts designated as cash flow hedges at March 31, 2011 and December 31, 2010 was $304 and $326.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign-currency-denominated sales or purchases. The Company manages these risks at the operating unit level. Often the hedging of foreign currency risk is performed in concert with related commodity price hedges. The aggregate U.S. dollar-equivalent notional value of foreign exchange contracts designated as cash flow hedges at March 31, 2011 and December 31, 2010 was $636 and $751.

The following table sets forth financial information about the impact on Accumulated Other Comprehensive Income (“AOCI”) and earnings from changes in fair value related to derivative instruments accounted for as cash flow hedges.

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassified from AOCI into earnings
Derivatives in cash flow hedges	Quarter ended Mar. 31, 2011	Quarter ended Mar. 31, 2010	Quarter ended Mar. 31, 2011	Quarter ended Mar. 31, 2010

Cross-currency swap	$0	$17	$0	$17	(1)
Foreign exchange contracts	(3)	2	(1)	1	(2)
Commodity contracts	13	10	6	2	(3)

Total	$10	$29	$5	$20

(1)	Within the Statement of Operations for the three months ended March 31, 2010, $17 was credited to translation and foreign exchange.

(2)

Within the Statement of Operations for the three months ended March 31, 2011, $1 was charged to cost of products sold. During the three months ended March 31, 2010, $2 was credited to net sales and $1 was charged to cost of products sold.

(3)

Within the Statement of Operations for the three months ended March 31, 2011, $8 was credited to cost of products sold and $2 was charged to income tax expense. For the three months ended March 31, 2010, $2 was credited to cost of products sold.

Crown Holdings, Inc.

During the twelve months ending March 31, 2012, a net gain of $51 ($39, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the three months ended March 31, 2011 and 2010 in connection with anticipated transactions that were no longer considered probable and the ineffective portion recorded in earnings was less than $1.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items. Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three months ended March 31, 2011. The U.S. dollar-equivalent notional value of foreign exchange contracts designated as fair value hedges at March 31, 2011 and December 31, 2010 was $273 and $256.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated or did not qualify for hedge accounting; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes in remeasurement of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments. The aggregate U.S dollar-equivalent notional value of these contracts at March 31, 2011 and December 31, 2010 was $659 and $827.

The impact on earnings of foreign exchange contracts designated as fair value hedges was less than $1 for the three months ended March 31, 2011 and 2010, respectively. The impact on earnings of foreign exchange contracts not designated as hedges were gains of $12 and $17 for the three months ended March 31, 2011 and 2010, respectively. These items were reported as translation and foreign exchange and were offset by changes in the fair value of the related hedged items.

The fair values of outstanding derivative instruments in the Consolidated Balance Sheet at March 31, 2011 and December 31, 2010 were:

Assets		March 31, 2011		December 31, 2010
	Derivatives designated as hedges:
	Foreign exchange	$14	(4)	$12	(4)
	Commodities	63	(5)	53	(5)

	Derivatives not designated as hedges:
	Foreign exchange	11	(4)	14	(4)

	Total	$88		$79

Liabilities
	Derivatives designated as hedges:
	Foreign exchange	$13	(6)	$12	(6)
	Commodities	1	(6)	1	(6)

	Derivatives not designated as hedges:
	Foreign exchange	2	(6)	3	(6)

	Total	$16		$16

(4)	Reported in other current assets.
(5)	$52 and $40 reported in other current assets at March 31, 2011 and December 31, 2010 and $11 and $13 reported in other non-current assets at March 31, 2011 and December 31, 2010.
(6)	Reported in accounts payable and accrued liabilities.

Crown Holdings, Inc.

F.	Restructuring

The components of the outstanding restructuring reserve and movements within these components during the three months ended March 31, 2011 and 2010, respectively, were as follows:

	Termination benefits	Other exit costs	Asset writedowns	Total

Balance at January 1, 2010	$25	$0	$0	$25
Provision	10	2	10	22
Payments	(8)	(2)		(10)
Reclassified to other accounts	(5)		(10)	(15)

Balance at March 31, 2010	$22	$0	$0	$22

Balance at January 1, 2011	$21	$2	$0	$23
Provision	4	21		25
Payments	(3)	(4)		(7)

Balance at March 31, 2011	$22	$19	$0	$41

In the first three months of 2011, the Company recorded a pre-tax charge of $25 for restructuring costs, including $19 related to the relocation of the Company’s European Division headquarters and management to Switzerland, $4 related to severance costs in the Company’s European Specialty Packaging segment and $2 related to prior restructuring actions in the Company’s North America Food segment. The charge of $19 represents the estimated employee compensation costs resulting from an intercompany payment related to the action. The Company expects to pay these costs over the next one to three years.

In the first three months of 2010, the Company recorded a pre-tax charge of $22 for restructuring costs, including $20 related to the closure of a Canadian plant in the Company’s Americas Food segment and $2 for plant maintenance and strip and clean costs from a prior restructuring action. The charge of $20 included $5 for pension and postretirement plan curtailment charges, $5 for severance costs and $10 for asset writedowns.

In connection with the prior restructuring actions in Canada, the Company expects to incur future additional charges of approximately $5 for strip and clean costs and may incur future additional charges for pension settlements of approximately $40 when the Company receives regulatory approval and settles the obligations. The Company expects the total cash cost of these prior restructuring actions to be $27 including $15 for the pension settlement.

G.	Debt

In January, 2011, the Company sold $700 principal amount of 6.25% senior unsecured notes due 2021. The notes were issued at par by Crown Americas LLC and Crown Americas Capital Corp. III, each a subsidiary of the Company, and are unconditionally guaranteed by the Company and substantially all of its U.S. subsidiaries. The Company paid $11 in bond issue costs that will be amortized over the term of the debt.

In addition, concurrently with the offering of the notes, the Company commenced a tender offer for any and all of the $600 outstanding 7.75% senior secured notes due 2015 (the “2015 notes”). At the expiration of the tender offer approximately 90% of the 2015 notes had been repurchased. All 2015 notes that remained outstanding after the expiration of the tender offer were redeemed by the Company in February, 2011. The Company recorded a loss from early extinguishment of debt of $30 including $25 for premiums paid and $5 for the write off of deferred financing fees.

Crown Holdings, Inc.

The Company’s outstanding debt at March 31, 2011 and December 31, 2010 was as follows.

	Mar. 31 2011	Dec. 31 2010

Short-term debt	$413	$241

Long-term debt
Senior secured revolving credit facilities borrowings	$235	$184
Senior secured notes:
Euro (€84 at March 31, 2011) 6.25% first priority due 2011	118	112
First priority term loans:
U.S. dollar at LIBOR plus 1.75% due 2012	147	147
Euro (€108 at March 31, 2011) at EURIBOR plus 1.75% due 2012	153	145
Senior notes and debentures:
U.S. dollar 7.75% due 2015	0	600
U.S. dollar 7.625% due 2017	400	400
Euro (€500 at March 31, 2011) 7.125% due 2018	708	669
U.S. dollar 6.25% due 2021	700	0
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	197	148
Unamortized discounts	(12)	(12)

Total long-term debt	3,060	2,807
Less: current maturities	(176)	(158)

Total long-term debt, less current maturities	$2,884	$2,649

H.	Asbestos-Related Liabilities

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

During 2010 and 2011, the states of Nebraska, South Dakota and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos.

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

Crown Holdings, Inc.

On October 22, 2010, the Texas Supreme Court, in a 6-2 decision, reversed a lower court decision, Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas, which had upheld the dismissal of an asbestos-related case against Crown Cork. The Texas Supreme Court held that the Texas legislation was unconstitutional under the Texas Constitution when applied to asbestos-related claims pending against Crown Cork when the legislation was enacted in June of 2003. In 2010, the Company recorded a pre-tax charge of $15 including estimated legal fees to increase its accrual for asbestos related costs for claims pending in Texas on June 11, 2003. The Company believes that the decision of the Texas Supreme Court is limited to retroactive application of the Texas legislation to asbestos-related cases that were pending against Crown Cork in Texas on June 11, 2003 and therefore continues to assign no value to claims filed after June 11, 2003.

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

With respect to claimants alleging first exposure to asbestos before or during 1964, the Company does not include in its accrual any amounts for settlements in states where the Company’s liability is limited by statute except for certain pending claims in Texas as described earlier.

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

Of the approximately 50,000 claims outstanding at the end of 2010, 2009 and 2008 approximately 18%, 16% and 15%, respectively, relate to claims alleging serious diseases (primarily mesothelioma and other malignancies). Of the approximately 15,000 claims related to claimants alleging first exposure to asbestos before or during 1964 that were filed in states that have not enacted asbestos legislation and were outstanding at the end of 2010, 2009 and 2008 approximately 31%, 29% and 25%, respectively, relate to claims alleging serious disease.

During the three months ended March 31, 2011, Crown Cork received approximately 600 new claims, settled or dismissed approximately 500 claims for a total of $4, and had approximately 50,000 claims outstanding at the end of the period. Settlement amounts include amounts committed to be paid in future periods. The outstanding claims at March 31, 2011 exclude 33,000 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. The outstanding claims at March 31, 2011 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

Crown Holdings, Inc.

As of March 31, 2011, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $243, including $192 for unasserted claims. The Company’s accrual includes estimates for probable costs for claims through the year 2020. Potential estimated additional claims costs of $30 beyond 2020 have not been included in the Company’s accrual, as the Company believes cost projections beyond ten years are inherently unreliable due to potential changes in the litigation environment and other factors whose impact cannot be known or reasonably estimated.

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against us. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2011.

While it is not possible to predict the ultimate outcome of asbestos-related claims and settlements, the Company believes that resolution of these matters is not expected to have a material adverse effect on the Company’s financial position. The Company cautions, however, that estimates for asbestos cases and settlements are difficult to predict and may be influenced by many factors. In addition, there can be no assurance regarding the validity or correctness of the Company’s assumptions or beliefs underlying its accrual. Unfavorable court decisions or other adverse developments may require the Company to substantially increase its accrual or change its estimate. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material adverse effect on the Company’s results of operations, financial position or cash flow.

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

The Company is subject to antitrust investigations in Europe. In August 2010, the Spanish National Antitrust Commission issued a Proposal for Resolution (Propuesta de Resolución) alleging that Crown European Holdings SA, a wholly-owned subsidiary of the Company, and one of its subsidiaries violated Spanish and European competition law by coordinating certain commercial terms and exchanging information with competitors in Spain. The Proposal for Resolution does not constitute a decision on the merits and was replied to by the Company. The investigation phase of the proceeding has now ended and the proceeding has entered the resolution phase before the Board of the Spanish National Antitrust Commission. If the Antitrust Commission finds that the Company’s subsidiaries violated competition law, the Antitrust Commission has the authority to levy fines. The Company believes that the allegations in Spain are without merit and intends to defend its position vigorously. The Company estimates the possible range of loss to be €8 to €12. However, the Company is unable to predict the ultimate outcome of the investigation or its impact on the Company. The Company expects that a final decision from the Board of Spanish National Antitrust Commission will be issued in 2011. This decision would be subject to appeal to the Spanish courts.

In July 2010, a subsidiary of the Company became aware of an investigation by the Netherlands Competition Authority in relation to competition law matters. In April 2011, the Netherlands Competition Authority terminated its investigation having found no evidence to support any charges against the Company’s subsidiary. There can be no assurance that the Netherlands Competition Authority will not re-open its investigation against the Company’s subsidiary in the event new facts or other circumstances justify a new investigation.

Crown Holdings, Inc.

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

The Company and its subsidiaries are also subject to various other lawsuits and claims with respect to labor, environmental, securities, vendor and other matters arising out of the Company’s normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the Company’s consolidated results of operations, financial position or cash flow.

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

At March 31, 2011, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $14. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At March 31, 2011, the Company also had guarantees of $16 related to the residual values of leased assets.

J.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the periods ended March 31, 2011 and 2010, respectively:

	2011	2010
Net income attributable to Crown Holdings	$16	$41

Weighted average shares outstanding:
Basic	154.6	160.7
Add: dilutive stock options and restricted stock	3.3	2.4

Diluted	157.9	163.1

Basic earnings per share	$0.10	$0.26

Diluted earnings per share	$0.10	$0.25

Excluded from the computation of diluted earnings per share were common shares contingently issuable, amounting to 0.1 million shares for the three months ended March 31, 2011 and 3.3 million shares for the same period in 2010 because the effect would have been antidilutive.

Crown Holdings, Inc.

K.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31 were as follows:

Pension Benefits	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010

Service cost	$3	$2	$6	$7
Interest cost	18	18	39	39
Expected return on plan assets	(20)	(20)	(48)	(45)
Recognized prior service cost	1	1	1	(1)
Recognized net loss	11	17	13	11

Net periodic cost	$13	$18	$11	$11

Other Postretirement Benefits
	2011	2010
Service cost	$2	$2
Interest cost	6	7
Recognized prior service credit	(8)	(5)
Recognized net loss	3	2

Net periodic cost	$3	$6

L.	Accelerated Share Repurchase

In December 2010, the Company entered into an agreement with Citigroup to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 4,354,838 shares for $150. The purchase price of these shares was subject to an adjustment based on the Company’s volume-weighted average stock price during the term of the transaction. The purchase price adjustment was settled in April, 2011 and resulted in an additional cash payment of $6.

In May 2011, the Company entered into an agreement with Goldman, Sachs & Co. to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company may purchase up to an aggregate of $200 of its common stock, subject to a maximum per share purchase price. Repurchases pursuant to the agreement are expected to conclude during the third quarter of 2011. Repurchases under the agreement are subject to provisions that will establish a minimum number of shares to be repurchased based on the volume-weighted average share price of the Company’s common stock over an initial hedge period and a maximum share purchase price. The actual number of shares repurchased will be determined at the completion of the term of the agreement.

M.	Income Taxes

During the three months ended March 31, 2011, the Company recorded net tax charges of $41 on pre-tax income of $83 for an effective rate of 49.4%. The difference between pre-tax income at the U.S. statutory rate of 35%, or $29, and the tax charge of $41 is primarily explained as follows: $17 of increase due to tax charges in connection with the relocation of the Company’s European headquarters and management to Switzerland, $10 of increase to valuation allowances, $14 of decrease from lower tax rates in non-U.S. jurisdictions and $1 of decrease from other net differences.

During the three months ended March 31, 2010, the Company recorded net tax charges of $39 on pre-tax income of $106 for an effective rate of 36.8%. The difference of $2 between pre-tax income at the U.S. statutory rate of 35% or $37, and the tax charge of $39, is primarily explained as follows: $7 of increase to recognize the tax impact of the new U.S. health care legislation, $9 of increase to the valuation allowance in Canada for the tax benefit of current year losses that are not expected to be realized and $1 of increase from other net differences, partially offset by $7 of decrease for the nontaxable settlement benefit of a legal dispute unrelated to the Company’s ongoing operations and $8 of decrease from lower tax rates in non-U.S. jurisdictions.

Crown Holdings, Inc.

N.	Segment Information

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

The tables below present information about operating segments for the three months ended March 31, 2011 and 2010:

2011	External sales	Segment Income
Americas Beverage	$512	$63
North America Food	188	28
European Beverage	340	45
European Food	422	52
European Specialty Packaging	100	7

Total reportable segments	1,562	195

Non-reportable segments	320	57
Corporate and unallocated items		(62)

Total	$1,882	$190

2010	External sales	Segment Income
Americas Beverage	$480	$57
North America Food	197	16
European Beverage	314	52
European Food	404	40
European Specialty Packaging	91	3

Total reportable segments	1,486	168

Non-reportable segments	291	45
Corporate and unallocated items		(42)

Total	$1,777	$171

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three months ended March 31, 2011 and 2010 follows:

	2011	2010
Segment income of reportable segments	$195	$168
Segment income of non-reportable segments	57	45
Corporate and unallocated items	(62)	(42)
Provision for restructuring	(25)	(22)
Asset impairments and sales		1
Loss from early extinguishment of debt	(30)
Interest expense	(56)	(47)
Interest income	4	1
Translation and foreign exchange	0	2

Income before income taxes and equity earnings	$83	$106

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

Crown Holdings, Inc.

O.	Condensed Combining Financial Information

Crown European Holdings SA (Issuer), a 100% owned subsidiary of the Company, has outstanding first priority senior secured notes and senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:

•	statements of operations for the three months ended March 31, 2011 and 2010,

•	balance sheets as of March 31, 2011 and December 31, 2010, and

•	statements of cash flows for the three months ended March 31, 2011 and 2010 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,266	$616		$1,882
Cost of products sold, excluding depreciation and amortization		$(1)	1,090	461		1,550
Depreciation and amortization			19	21		40

Gross profit		1	157	134		292

Selling and administrative expense		(1)	79	24		102
Provision for restructuring			25			25
Asset impairments and sales			(182)		$182
Loss from early extinguishment of debt			30			30
Net interest expense		19	30	3		52
Technology royalty			(6)	6

Income/(loss) before income taxes		(17)	181	101	(182)	83
Provision for income taxes		1	1	39		41
Equity earnings/(loss) in affiliates	$16	48	(164)		100

Net income	16	30	16	62	(82)	42
Net income attributable to noncontrolling interests				(26)		(26)

Net income attributable to Crown Holdings	$16	$30	$16	$36	$(82)	$16

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$49	$360		$409
Receivables, net		$56	213	835		1,104
Intercompany receivables		2	104	70	$(176)
Inventories			710	643		1,353
Prepaid expenses and other current assets	$1	6	163	34		204

Total current assets	1	64	1,239	1,942	(176)	3,070

Intercompany debt receivables		1,232	3,168	615	(5,015)
Investments	388	3,249	(559)		(3,078)
Goodwill			1,446	601		2,047
Property, plant and equipment, net			633	1,069		1,702
Other non-current assets		16	590	51		657

Total	$389	$4,561	$6,517	$4,278	$(8,269)	$7,476

Liabilities and equity
Current liabilities
Short-term debt		$58	$158	$197		$413
Current maturities of long-term debt		122	5	49		176
Accounts payable and accrued liabilities	$10	11	1,115	858		1,994
Intercompany payables			70	106	$(176)

Total current liabilities	10	191	1,348	1,210	(176)	2,583

Long-term debt, excluding current maturities		857	1,882	145		2,884
Long-term intercompany debt	386	2,281	1,401	947	(5,015)
Postretirement and pension liabilities			1,152	19		1,171
Other non-current liabilities			344	155		499
Commitments and contingent liabilities

Noncontrolling interests			2	344		346
Crown Holdings shareholders’ equity/(deficit)	(7)	1,232	388	1,458	(3,078)	(7)

Total equity/(deficit)	(7)	1,232	390	1,802	(3,078)	339

Total	$389	$4,561	$6,517	$4,278	$(8,269)	$7,476

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net used for operating activities	$(7)	$(23)	$(205)	$(82)		$(317)

Cash flows from investing activities
Capital expenditures			(21)	(82)		(103)
Intercompany investing activities		6	188	(180)	$(14)
Other			2			2

Net cash provided by/(used for) investing activities		6	169	(262)	(14)	(101)

Cash flows from financing activities
Proceeds from long-term debt			700	54		754
Payments of long-term debt			(600)	(5)		(605)
Net change in revolving credit facility and short-term debt		12	204	2		218
Debt issue costs			(11)			(11)
Net change in long-term intercompany balances	9	(5)	(273)	269
Common stock issued	4					4
Common stock repurchased	(6)					(6)
Dividends paid				(14)	14
Dividends paid to noncontrolling interests				(6)		(6)
Other		10		(5)		5

Net cash provided by financing activities	7	17	20	295	14	353

Effect of exchange rate changes on cash and cash equivalents				11		11

Net change in cash and cash equivalents			(16)	(38)		(54)

Cash and cash equivalents at January 1		0	65	398		463

Cash and cash equivalents at March 31	$0	$0	$49	$360	$0	$409

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

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has outstanding registered debt that is fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•	statements of operations for the three months ended March 31, 2011 and 2010,

•	balance sheets as of March 31, 2011 and December 31, 2010, and

•	statements of cash flows for the three months ended March 31, 2011 and 2010 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$1,882		$1,882
Cost of products sold, excluding depreciation and amortization			1,550		1,550
Depreciation and amortization			40		40

Gross profit			292		292

Selling and administrative expense		$2	100		102
Provision for restructuring			25		25
Loss from early extinguishment of debt			30		30
Net interest expense		21	31		52

Income/(loss) before income taxes		(23)	106		83
Provision for/(benefit from) income taxes		(7)	48		41
Equity earnings in affiliates	$16	32		$(48)

Net income	16	16	58	(48)	42
Net income attributable to noncontrolling interests			(26)		(26)

Net income attributable to Crown Holdings	$16	$16	$32	$(48)	$16

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$1,777		$1,777
Cost of products sold, excluding depreciation and amortization			1,483		1,483
Depreciation and amortization			44		44

Gross profit			250		250

Selling and administrative expense		$(18)	97		79
Provision for restructuring			22		22
Asset impairments and sales			(1)		(1)
Net interest expense		22	24		46
Translation and foreign exchange			(2)		(2)

Income/(loss) before income taxes		(4)	110		106
Provision for income taxes		2	37		39
Equity earnings in affiliates	$41	47		$(88)

Net income	41	41	73	(88)	67
Net income attributable to noncontrolling interests			(26)		(26)

Net income attributable to Crown Holdings	$41	$41	$47	$(88)	$41

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$409		$409
Receivables, net			1,104		1,104
Inventories			1,353		1,353
Prepaid expenses and other current assets	$1		203		204

Total current assets	1		3,069		3,070

Intercompany debt receivables			1,037	$(1,037)
Investments	388	$1,226		(1,614)
Goodwill			2,047		2,047
Property, plant and equipment, net			1,702		1,702
Other non-current assets		527	130		657

Total	$389	$1,753	$7,985	$(2,651)	$7,476

Liabilities and equity
Current liabilities
Short-term debt			$413		$413
Current maturities of long-term debt			176		176
Accounts payable and accrued liabilities	$10	$44	1,940		1,994

Total current liabilities	10	44	2,529		2,583

Long-term debt, excluding current maturities		411	2,473		2,884
Long-term intercompany debt	386	651		$(1,037)
Postretirement and pension liabilities			1,171		1,171
Other non-current liabilities		259	240		499
Commitments and contingent liabilities

Noncontrolling interests			346		346
Crown Holdings shareholders’ equity/(deficit)	(7)	388	1,226	(1,614)	(7)

Total equity/(deficit)	(7)	388	1,572	(1,614)	339

Total	$389	$1,753	$7,985	$(2,651)	$7,476

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash used for operating activities	$(7)	$(17)	$(293)		$(317)

Cash flows from investing activities
Capital expenditures			(103)		(103)
Investment dividends		3		$(3)
Other			2		2

Net cash provided by/(used for) investing activities		3	(101)	(3)	(101)

Cash flows from financing activities
Proceeds from long-term debt			754		754
Payments of long-term debt			(605)		(605)
Net change in revolving credit facility and short-term debt			218		218
Debt issue costs			(11)		(11)
Net change in long-term intercompany balances	9	14	(23)
Common stock issued	4				4
Common stock repurchased	(6)				(6)
Dividends paid			(3)	3
Dividend paid to noncontrolling interests			(6)		(6)
Other			5		5

Net cash provided by financing activities	7	14	329	3	353

Effect of exchange rate changes on cash and cash equivalents			11		11

Net change in cash and cash equivalents			(54)		(54)

Cash and cash equivalents at January 1			463		463

Cash and cash equivalents at March 31	$0	$0	$409	$0	$409

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$(7)	$10	$(419)		$(416)

Cash flows from investing activities
Capital expenditures			(32)		(32)
Investment dividends		9		$(9)
Other			11		11

Net cash provided by/(used for) investing activities		9	(21)	(9)	(21)

Cash flows from financing activities
Proceeds from long-term debt			4		4
Payments of long-term debt			(17)		(17)
Net change in revolving credit facility and short-term debt			409		409
Net change in long-term intercompany balances	10	(19)	9
Common stock issued	2				2
Common stock repurchased	(5)				(5)
Dividends paid			(9)	9
Dividend paid to noncontrolling interests			(15)		(15)
Other			8		8

Net cash provided by/(used for) financing activities	7	(19)	389	9	386

Effect of exchange rate changes on cash and cash equivalents			(9)		(9)

Net change in cash and cash equivalents			(60)		(60)

Cash and cash equivalents at January 1			459		459

Cash and cash equivalents at March 31	$0	$0	$399	$0	$399

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. and Crown Americas Capital Corp. II (collectively, the Issuers), 100% owned subsidiaries of the Company, have outstanding senior unsecured notes that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations for the three months ended March 31, 2011 and 2010,

•	balance sheets as of March 31, 2011 and December 31, 2010, and

•	statements of cash flows for the three months ended March 31, 2011 and 2010 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended March 31, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$623	$1,259		$1,882
Cost of products sold, excluding depreciation and amortization			528	1,022		1,550
Depreciation and amortization			10	30		40

Gross profit			85	207		292

Selling and administrative expense		$2	36	64		102
Provision for restructuring			20	5		25
Loss from early extinguishment of debt		30				30
Net interest expense		12	22	18		52
Technology royalty			(10)	10

Income/(loss) before income taxes		(44)	17	110		83
Provision/(benefit) for income taxes		(17)	17	41		41
Equity earnings in affiliates	$16	26	16		$(58)

Net income/(loss)	16	(1)	16	69	(58)	42
Net income attributable to noncontrolling interests				(26)		(26)

Net income/(loss) attributable to Crown Holdings	$16	$(1)	$16	$43	$(58)	$16

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$33		$376		$409
Receivables, net			$(16)	1,120		1,104
Intercompany receivables			46	13	$(59)
Inventories			331	1,022		1,353
Prepaid expenses and other current assets	$1	2	87	114		204

Total current assets	1	35	448	2,645	(59)	3,070

Long-term notes and receivables		3	1	(4)
Intercompany debt receivables		1,467	1,244	189	(2,900)
Investments	388	1,223	761		(2,372)
Goodwill			453	1,594		2,047
Property, plant and equipment, net		1	294	1,407		1,702
Other non-current assets		27	461	169		657

Total	$389	$2,756	$3,662	$6,000	$(5,331)	$7,476

Liabilities and equity
Current liabilities
Short-term debt		$110		$303		$413
Current maturities of long-term debt		$4	1	171		176
Accounts payable and accrued liabilities	$10	32	352	1,600		1,994
Intercompany payables			13	46	$(59)
Income taxes			7	(7)

Total current liabilities	10	146	373	2,113	(59)	2,583

Long-term debt, excluding current maturities		1,429	412	1,043		2,884
Long-term intercompany debt	386	814	1,377	323	(2,900)
Postretirement and pension liabilities			803	368		1,171
Other non-current liabilities			309	190		499
Commitments and contingent liabilities

Noncontrolling interests				346		346
Crown Holdings shareholders’ equity/(deficit)	(7)	367	388	1,617	(2,372)	(7)

Total equity/(deficit)	(7)	367	388	1,963	(2,372)	339

Total	$389	$2,756	$3,662	$6,000	$(5,331)	$7,476

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$(7)	$(12)	$4	$(302)		$(317)

Cash flows from investing activities
Capital expenditures			(9)	(94)		(103)
Intercompany investing activities			3	11	$(14)
Other, net				2		2

Net cash used for investing activities			(6)	(81)	(14)	(101)

Cash flows from financing activities
Proceeds from long-term debt		700		54		754
Payments of long-term debt		(600)		(5)		(605)
Net change in revolving credit facility and short-term debt		160		58		218
Debt issue costs		(11)				(11)
Net change in long-term intercompany balances	9	(242)	1	232
Common stock issued	4					4
Common stock repurchased	(6)					(6)
Dividends paid				(14)	14
Dividends paid to noncontrolling interests				(6)		(6)
Other				5		5

Net cash provided by financing activities	7	7	1	324	14	353

Effect of exchange rate changes on cash and cash equivalents				(6)		(6)

Net change in cash and cash equivalents		(5)	(1)	(65)		(71)

Cash and cash equivalents at January 1		38	1	424		463

Cash and cash equivalents at March 31	$0	$33	$0	$359	$0	$392

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

(in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three months ended March 31, 2011 compared to the corresponding periods in 2010 and the changes in financial condition and liquidity from December 31, 2010. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, along with the consolidated financial statements and related notes included in and referred to within this report.

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

The Company considers possible transactions such as acquisitions (which, if effected, may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, refinancings or the repurchase of Company common stock pursuant to Board approved repurchase authorizations (under which $394 was available as of May 4, 2011). Such transactions would be subject to compliance with the Company’s debt agreements. The Company also expects capital expenditures of approximately $425 in 2011, compared to $320 in 2010, with particular focus on increasing beverage can production capacity in Asia and Americas Beverage.

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

Net Sales

Net sales in the first quarter of 2011 were $1,882 compared to $1,777 for the same period in 2010 primarily due to increased global sales unit volumes and $13 from the impact of foreign currency translation. Sales of beverage cans and ends accounted for 52.2% and sales of food cans and ends and metal vacuum closures accounted for 33.9% of consolidated net sales in the first quarter of 2011 compared to 50.4% and 35.1%, respectively, in 2010.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Net sales in the Americas Beverage segment increased from $480 in the first quarter of 2010 to $512 in the first quarter of 2011, primarily due to a 2% increase in sales unit volumes.

Net sales in the North America Food segment decreased from $197 in the first quarter of 2010 to $188 in the first quarter of 2011, primarily due to a 7% decrease in sales unit volumes, partially offset by the pass-through of higher steel costs.

Net sales in the European Beverage segment increased from $314 in the first quarter of 2010 to $340 in the first quarter of 2011, primarily due to an 8% increase in sales unit volumes.

Net sales in the European Food segment increased from $404 in the first quarter of 2010 to $422 in the first quarter of 2011, primarily due to a 3% increase in sales unit volumes.

Net sales in the European Specialty Packaging segment increased from $91 in the first quarter of 2010 to $100 in the first quarter of 2011, primarily due to an increase in sales unit volumes.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, increased from $1,483 in the first quarter of 2010 to $1,550 in the first quarter of 2011 primarily due to higher sales unit volumes and $10 from the impact of foreign currency translation.

Depreciation and Amortization

Depreciation and amortization was $40 in the first quarter of 2011 compared to $44 in the prior year period, primarily due to lower capital expenditures in recent years.

Selling and Administrative Expense

Selling and administrative expense was $102 in the first quarter of 2011 compared to $79 for the same period in 2010. The increase primarily reflects a benefit of $20 from the settlement of a legal dispute unrelated to the Company’s ongoing operations in 2010.

Provision for Restructuring

In the first three months of 2011, the Company recorded a pre-tax charge of $25 for restructuring costs including $19 related to the relocation of the Company’s European Division headquarters and management to Switzerland, $4 related to severance costs in the Company’s European Specialty Packaging segment and $2 related to prior restructuring actions in the Company’s North America Food segment. The charge of $19 represents the estimated employee compensation costs resulting from an intercompany payment related to the action. The Company expects to pay these costs over the next one to three years.

In first three months of 2010, the Company recorded a pre-tax charge of $22 for restructuring costs, including $20 related to the closure of a Canadian plant in the Company’s Americas Food segment and $2 for plant maintenance and strip and clean costs from a prior restructuring action. The charge of $20 included $5 for pension and postretirement plan curtailment charges, $5 for severance costs and $10 for asset writedowns.

In connection with the prior restructuring actions in Canada, the Company expects to incur future additional charges of approximately $5 for strip and clean costs and may incur future additional charges for pension settlements of approximately $40 when the Company receives regulatory approval and settles the obligations. The Company expects the total cash cost of these prior restructuring actions to be $27 including $15 for the pension settlement.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Segment Income

Segment income in the Americas Beverage segment increased from $57 in the first quarter of 2010 to $63 in the first quarter of 2011, primarily due to increased sales unit volumes.

Segment income in the North America Food segment increased from $16 in the first quarter of 2010 to $28 in the first quarter of 2011, primarily due to increased production levels and inventory holding gains from the sale of inventory on hand at the end of 2010.

Segment income in the European Beverage segment decreased from $52 in the first quarter of 2010 to $45 in the first quarter of 2011, primarily due to margin compression and lower activity in one of the Company’s U.K. plants which completed two major conversion programs during the quarter.

Segment income in the European Food segment increased from $40 in the first quarter of 2010 to $52 in the first quarter of 2011, primarily due to increased volumes and ongoing cost reductions.

Segment income in the European Specialty Packaging segment increased from $3 in the first quarter of 2010 to $7 in the first quarter of 2011, primarily due to increased volumes and positive product mix.

Interest Expense

Interest expense increased from $47 in the first quarter of 2010 to $56 in the first quarter of 2011 primarily due to $5 from higher average debt outstanding and $4 from higher average borrowing rates.

Taxes on Income

During the three months ended March 31, 2011, the Company recorded net tax charges of $41 on pre-tax income of $83 for an effective rate of 49.4%. The difference between pre-tax income at the U.S. statutory rate of 35%, or $29, and the tax charge of $41 is primarily explained as follows: $17 of increase due to tax charges in connection with the relocation of the Company’s European headquarters and management to Switzerland, $10 of increase to valuation allowances, $14 of decrease from lower tax rates in non-U.S. jurisdictions and $1 of decrease from other net differences.

During the three months ended March 31, 2010, the Company recorded net tax charges of $39 on pre-tax income of $106 for an effective rate of 36.8%. The difference of $2 between pre-tax income at the U.S. statutory rate of 35% or $37, and the tax charge of $39, is primarily explained as follows: $7 of increase to recognize the tax impact of the new U.S. health care legislation, $9 of increase to the valuation allowance in Canada for the tax benefit of current year losses that are not expected to be realized and $1 of increase from other net differences, partially offset by $7 of decrease for the nontaxable settlement benefit of a legal dispute unrelated to the Company’s ongoing operations and $8 of decrease from lower tax rates in non-U.S. jurisdictions.

Liquidity and Capital Resources

Cash from Operations

Cash used by operating activities decreased in 2011 compared to 2010 primarily due to a change in accounting guidance requiring securitization facilities to be accounted for as secured borrowings which resulted in an increase in cash used for operating activities of $185 in 2010, partially offset by $33 of higher interest payments, $25 of premiums paid to retire debt early, $37 from increased working capital and a $20 benefit from settlement of a legal dispute unrelated to the Company’s ongoing operations received in 2010.

Investing Activities

Cash used by investing activities increased in the first quarter of 2011 compared to 2010, primarily due to capacity expansion in Asia and Americas Beverage.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Financing Activities

Cash provided by financing activities decreased in 2011 compared to 2010 primarily due to a change in accounting guidance requiring securitization facilities to be accounted for as secured borrowings which resulted in an increase in cash provided by financing activities of $185 in 2010, partially offset by an increase in long-term debt as described in Note G to the consolidated financial statements. Other financing activities include payments received of $10 and $8 in 2011 and 2010, respectively, for the settlement of foreign currency derivatives used to hedge intercompany debt obligations and payments of $5 in 2011 to purchase additional ownership interests from noncontrolling interests in Greece.

Liquidity

In January 2011, the Company sold $700 principal amount of 6.25% senior unsecured notes due 2021. In addition, concurrently with the offering of the notes, the Company commenced a tender offer for any and all of the $600 outstanding 7.75% senior secured notes due 2015 (the “2015 notes”). At the expiration of the tender offer, approximately 90% of the 2015 notes had been repurchased. All 2015 notes that remained outstanding after the expiration of the tender offer were redeemed by the Company in February 2011.

As of March 31, 2011, the Company had $748 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less $385 of borrowings and $67 of outstanding standby letters of credit.

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

Contractual Obligations

During the first three months of 2011 there were no material changes to the Company’s contractual obligations reported in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note I, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first three months of 2011.

Crown Holdings, Inc.

Item 2.	Management’s Discussion and Analysis (Continued)

Forward Looking Statements

Statements included herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note H and commitments and contingencies in Note I to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 within Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company’s SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company’s use of derivative instruments and their fair values at March 31, 2011, see Note E to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2011, the Company had approximately $966 principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $2 before tax.

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

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the first three months of 2011.

In December 2010, the Company entered into an agreement with Citigroup to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 4,354,838 shares for $150 million. The purchase price of these shares was subject to an adjustment based on the Company’s volume-weighted average stock price during the term of the transaction. The purchase price adjustment was settled in April, 2011 and resulted in an additional cash payment of $6 million.

In May 2011, the Company entered into an agreement with Goldman, Sachs & Co. to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company may purchase up to an aggregate of $200 million of its common stock, subject to a maximum per share purchase price. Repurchases pursuant to the agreement are expected to conclude during the third quarter of 2011. Repurchases under the agreement are subject to provisions that will establish a minimum number of shares to be repurchased based on the volume-weighted average share price of the Company’s common stock over an initial hedge period and a maximum share purchase price. The actual number of shares repurchased will be determined at the completion of the term of the agreement.

On December 9, 2010, the Company’s Board of Directors authorized the repurchase of up to $600 million of the Company’s common stock through the end of 2012. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This repurchase authorization replaces all previous authorizations. As of May 4, 2011, $394 million of the Company’s outstanding common stock may still be purchased under this program.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

On May 4, 2011, Christopher C. Homfray, President of the Company’s European Division, entered into an amended and restated employment agreement with the Company. The agreement is effective as of January 1, 2011. A form of the agreement is attached hereto as Exhibit 10.1 and the terms of the agreement are summarized in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders dated March 21, 2011, filed with the Securities and Exchange Commission on such date.

Crown Holdings, Inc.

Item 6.	Exhibits

10.1	Employment contract between CROWN Packaging Europe GmbH and Christopher C. Homfray, dated May 4, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Timothy J. Donahue, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (ii) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the three months ended March 31, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

Date: May 4, 2011