Form 10-Q
period 2011-06-30
CROWN HOLDINGS INC
filed 2011-08-09
CIK 1219601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

There were 151,136,014 shares of Common Stock outstanding as of August 5, 2011.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

Three months ended June 30	2011	2010

Net sales	$2,281	$2,010

Cost of products sold, excluding depreciation and amortization	1,865	1,631
Depreciation and amortization	45	44

Gross profit	371	335

Selling and administrative expense	100	95
Provision for restructuring	0	2
Asset impairments and sales	0	(6)
Loss from early extinguishment of debt	2	0
Interest expense	60	45
Interest income	(2)	(2)
Translation and foreign exchange	1	0

Income before income taxes and equity earnings	210	201
Provision for income taxes	54	57

Net income	156	144
Net income attributable to noncontrolling interests	(27)	(32)

Net income attributable to Crown Holdings	$129	$112

Earnings per common share attributable to Crown Holdings:
Basic	$0.85	$0.70

Diluted	$0.83	$0.69

Weighted average common shares outstanding:
Basic	152,344,400	160,961,879
Diluted	155,486,354	163,292,749

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

Six months ended June 30	2011	2010

Net sales	$4,163	$3,787

Cost of products sold, excluding depreciation and amortization	3,415	3,114
Depreciation and amortization	85	88

Gross profit	663	585

Selling and administrative expense	202	174
Provision for restructuring	25	24
Asset impairments and sales	0	(7)
Loss from early extinguishment of debt	32	0
Interest expense	116	92
Interest income	(6)	(3)
Translation and foreign exchange	1	(2)

Income before income taxes and equity earnings	293	307
Provision for income taxes	95	96

Net income	198	211
Net income attributable to noncontrolling interests	(53)	(58)

Net income attributable to Crown Holdings	$145	$153

Earnings per share attributable to Crown Holdings common shareholders:
Basic	$0.94	$0.95

Diluted	$0.93	$0.94

Weighted average common shares outstanding:
Basic	153,470,969	160,839,086
Diluted	156,607,199	163,197,094

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)

(In millions)

(Unaudited)

	June 30, 2011	December 31, 2010

Assets
Current assets
Cash and cash equivalents	$421	$463
Restricted cash	125	0
Receivables, net	1,323	936
Inventories	1,537	1,060
Prepaid expenses and other current assets	193	190

Total current assets	3,599	2,649

Goodwill	2,069	1,984
Property, plant and equipment, net	1,746	1,610
Other non-current assets	645	656

Total	$8,059	$6,899

Liabilities and equity
Current liabilities
Short-term debt	$272	$241
Current maturities of long-term debt	180	158
Accounts payable and accrued liabilities	2,258	1,978

Total current liabilities	2,710	2,377

Long-term debt, excluding current maturities	3,424	2,649
Postretirement and pension liabilities	1,171	1,159
Other non-current liabilities	483	485
Commitments and contingent liabilities (Note I)

Noncontrolling interests	341	325
Crown Holdings shareholders’ deficit	(70)	(96)

Total equity	271	229

Total	$8,059	$6,899

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

(In millions)

(Unaudited)

Six months ended June 30	2011	2010

Cash flows from operating activities
Net income	$198	$211
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	85	88
Provision for restructuring	25	24
Asset impairments and sales	0	(7)
Pension expense	49	57
Pension contributions	(37)	(28)
Stock-based compensation	12	15
Changes in assets and liabilities:
Receivables	(347)	(466)
Inventories	(431)	(188)
Accounts payable and accrued liabilities	172	66
Other, net	27	34

Net cash used for operating activities	(247)	(194)

Cash flows from investing activities
Capital expenditures	(184)	(104)
Change in restricted cash	(125)	0
Proceeds from sale of property, plant and equipment	2	16
Other	0	3

Net cash used for investing activities	(307)	(85)

Cash flows from financing activities
Proceeds from long-term debt	1,416	47
Payments of long-term debt	(922)	(426)
Net change in revolving credit facility and short-term debt	248	679
Debt issue costs	(16)	(14)
Common stock issued	9	4
Common stock repurchased	(212)	(5)
Purchase of noncontrolling interests	(9)	0
Dividends paid to noncontrolling interests	(38)	(49)
Other	18	20

Net cash provided by financing activities	494	256

Effect of exchange rate changes on cash and cash equivalents	18	(24)

Net change in cash and cash equivalents	(42)	(47)

Cash and cash equivalents at January 1	463	459

Cash and cash equivalents at June 30	$421	$412

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In millions) (Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total

Balance at January 1, 2010	$929	$1,536	$(94)	$(2,255)	$(122)	$(6)	$389	$383

Comprehensive income:
Net income			153			153	58	211
Translation adjustments				(74)		(74)	(14)	(88)
Amortization of net loss and prior service cost included in pension and postretirement cost				36		36		36
Derivatives qualifying as hedges				(18)		(18)	(2)	(20)

Total comprehensive income						97	42	139

Dividends paid to noncontrolling interests							(49)	(49)
Restricted stock awarded		(3)			3
Stock-based compensation		15				15		15
Common stock issued		2			2	4		4
Common stock repurchased		(4)			(1)	(5)		(5)
Sale of business							(9)	(9)

Balance at June 30, 2010	$929	$1,546	$59	$(2,311)	$(118)	$105	$373	$478

Balance at January 1, 2011	$929	$1,231	$230	$(2,333)	$(153)	$(96)	$325	$229

Comprehensive income:
Net income			145			145	53	198
Translation adjustments				61		61	6	67
Amortization of net loss and prior service cost included in pension and postretirement cost				32		32		32
Derivatives qualifying as hedges				(18)		(18)	(1)	(19)

Total comprehensive income						220	58	278

Dividends paid to noncontrolling interests							(38)	(38)
Contribution from noncontrolling interests							2	2
Restricted stock awarded		(2)			2
Stock-based compensation		12				12		12
Common stock issued		6			3	9		9
Common stock repurchased		(186)			(26)	(212)		(212)
Purchase of noncontrolling interests		(3)				(3)	(6)	(9)

Balance at June 30, 2011	$929	$1,058	$375	$(2,258)	$(174)	$(70)	$341	$271

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share and statistical data)

(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of June 30, 2011 and the results of its operations for the three and six month periods ended June 30, 2011 and 2010 and of its cash flows for the six months ended June 30, 2011 and 2010. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

B.	Stock-Based Compensation

A summary of restricted stock transactions during the six months ended June 30, 2011 follows:

Number of shares
Nonvested shares outstanding at January 1, 2011	1,059,481
Awarded:
Time-vesting (grant date fair value of $33.70)	121,940
Performance-based (grant date fair value of $41.69)	196,667
Performance-based– achieved 200% level (grant date fair value of $33.87)	145,278
Released:
Time-vesting shares awarded in 2008 through 2010	(235,313)
Performance-based shares awarded in 2008	(145,278)
Performance-based awards – achieved 200% level	(145,278)

Nonvested shares outstanding at June 30, 2011	997,497

The time-vesting awards vest ratably over three years. The performance-based shares cliff vest at the end of three years based on the results of the market criterion. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares awarded, and will be settled in stock. The estimated grant-date fair value of each performance-based share was calculated using a Monte Carlo valuation model. At June 30, 2011, unrecognized compensation cost related to unvested restricted stock was $8. The weighted average period over which the expense is expected to be recognized is 1.6 years.

The aggregate market value of the shares released and issued on the vesting dates was $18.

Crown Holdings, Inc.

C.	Inventories

Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the average cost method.

	June 30,	December 31,
	2011	2010
Finished goods	$599	$365
Work in process	208	128
Raw materials and supplies	730	567

	$1,537	$1,060

D.	Fair Value Measurements

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

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively.

			Fair value at reporting date using
			Level 1		Level 2
	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Assets
Derivative instruments:
Foreign exchange	$27	$26			$27	$26
Commodities	36	53	$36	$53

Total	$63	$79	$36	$53	$27	$26

Liabilities
Derivative instruments:
Foreign exchange	$16	$15			$16	$15
Commodities	5	1	$5	$1

Total	$21	$16	$5	$1	$16	$15

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

Crown Holdings, Inc.

E.	Derivative Financial Instruments

In the normal course of business the Company is subject to risk from adverse fluctuations in currency exchange rates, interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not use derivative instruments for trading or speculative purposes.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2011 mature between one and thirty-one months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Quarter	Six months	Quarter	Six months
	ended	ended	ended	ended
Derivatives in cash flow hedges	June 30, 2011	June 30, 2011	June 30, 2011	June 30, 2011

Foreign exchange contracts	$(1)	$(4)	$(1)	$(2	) (1)
Commodity contracts	(13)	0	10	16	(2)

Total	$(14)	$(4)	$9	$14

Crown Holdings, Inc.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Quarter	Six months	Quarter	Six months
	ended	ended	ended	ended
Derivatives in cash flow hedges	June 30, 2010	June 30, 2010	June 30, 2010	June 30, 2010

Cross-currency swap	$22	$39	$24	$41	(3)
Foreign exchange contracts	3	5	2	3	(4)
Commodity contracts	(22)	(12)	4	6	(5)

Total	$3	$32	$30	$50

(1)	Within the Statement of Operations for the three months ended June 30, 2011, $1 was charged to cost of products sold. During the six months ended June 30, 2011, $1 was credited to net sales and $3 was charged to cost of products sold.
(2)	Within the Statement of Operations for the three months ended June 30, 2011, $14 was credited to cost of products sold and $4 was charged to income tax expense. During the six months ended June 30, 2011, $22 was credited to cost of products sold and $6 was charged to income tax expense.
(3)	Within the Statement of Operations for the three months ended June 30, 2010, $24 was credited to translation and foreign exchange. During the six months ended June 30, 2010, $41 was credited to translation and foreign exchange.
(4)	Within the Statement of Operations for the three months ended June 30, 2010, $2 was credited to cost of goods sold. During the six months ended June 30, 2010, $2 was credited to net sales and $1 was credited to cost of goods sold.
(5)	Within the Statement of Operations for the three months ended June 30, 2010, $4 was credited to cost of goods sold. During the six months ended June 30, 2010, $6 was credited to cost of goods sold.

During the twelve months ending June 30, 2012, a net gain of $26 ($19, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the three and six months ended June 30, 2011 and 2010 in connection with anticipated transactions that were no longer considered probable and the ineffective portion recorded in earnings was less than $1.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items. Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the six months ended June 30, 2011.

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

Crown Holdings, Inc.

The impact on earnings from foreign exchange contracts designated as fair value hedges were gains of $3 and $4 for the three and six months ended June 30, 2011 and losses of $6 and $8 for the same periods in 2010. The impact on earnings from foreign exchange contracts not designated as hedges were gains of $7 and $19 for the three and six months ended June 30, 2011 and gains of $8 and $25 for the same periods in 2010. These items were reported as translation and foreign exchange and were offset by changes in the fair values of the hedged items.

The fair values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 were:

	June 30, 2011		December 31, 2010
Assets
Derivatives designated as hedges:
Foreign exchange	$15	(6)	$12	(6)
Commodities	36	(7)	53	(7)

Derivatives not designated as hedges:
Foreign exchange	12	(6)	14	(6)

Total	$63		$79

Liabilities
Derivatives designated as hedges:
Foreign exchange	$13	(8)	$12	(8)
Commodities	5	(9)	1	(8)

Derivatives not designated as hedges:
Foreign exchange	3	(8)	3	(8)

Total	$21		$16

(6)	Reported in other current assets.
(7)	$31 and $40 reported in other current assets at June 30, 2011 and December 31, 2010 and $5 and $13 reported in other non-current assets at June 30, 2011 and December 31, 2010.
(8)	Reported in accounts payable and accrued liabilities.
(9)	$3 reported in accounts payable and accrued liabilities and $2 reported in other non-current liabilities at June 30, 2011.

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 were:

	June 30,	December 31,
	2011	2010
Derivatives in cash flow hedges:
Foreign exchange	$538	$751
Commodities	370	326

Derivatives in fair value hedges:
Foreign exchange	277	256

Derivatives not designated as hedges:
Foreign exchange	670	827

F.	Restructuring

During the first six months of 2011, the Company recorded a pre-tax charge of $25 for restructuring costs, including $19 related to the relocation of the Company’s European Division headquarters and management to Switzerland, $4 related to severance costs in the Company’s European Specialty Packaging segment and $2 related to prior restructuring actions in the Company’s North America Food segment.

During the first six months of 2010, the Company recorded a pre-tax charge of $24 for restructuring costs related to plant closures in the Company’s North America Food segment.

Crown Holdings, Inc.

European Division Headquarters

In the third quarter of 2010, the Company determined that it would relocate its European Division headquarters and management to Switzerland effective January 1, 2011 in order to benefit from a more centralized management location and increased efficiencies. The relocation is expected to be completed in 2011.

During the first six months of 2011, the Company recorded a pre-tax charge of $19 related to the relocation which represents the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay these costs over the next one to three years. As of June 30, 2011, the Company incurred costs of $33 which are expected to be the total costs related to the relocation.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination	Other exit	Asset
	benefits	costs	writedowns	Total

Balance at January 1, 2011	$8	$2	$0	$10
Provisions		19		19
Payments made	(1)	(2)		(3)
Foreign currency translation	1			1

Balance at June 30, 2011	$8	$19	$0	$27

North America Food

In 2010 and 2009, the Company closed certain Canadian food plants in an effort to reduce costs through consolidation of its U.S. and Canadian operations. The actions resulted in headcount reductions of approximately 400 and are expected to be completed in 2011.

During the first six months of 2011, the Company recorded a pre-tax charge of $2 for strip and clean costs related to the closures. As of June 30, 2011, the Company incurred total costs of $54 and expects to incur future additional charges of approximately $1 for strip and clean costs and may incur future additional charges for pension settlements of approximately $40 when the Company receives regulatory approval and settles the obligations. The Company expects the total cash cost related to the pension settlements to be approximately $15.

The following table summarizes the restructuring accrual balances and utilization by cost type for these actions:

	Termination	Other exit	Asset
	benefits	costs	writedowns	Total

Balance at January 1, 2010	$6	$0	$0	$6
Provisions	10	4	10	24
Payments made	(3)	(4)		(7)
Reclassified to other accounts	(5)		(10)	(15)

Balance at June 30, 2010	$8	$0	$0	$8

Balance at January 1, 2011	$3	$0	$0	$3
Provisions		2		2
Payments made	(1)	(2)		(3)

Balance at June 30, 2011	$2	$0	$0	$2

European Food

In 2009, the Company initiated a restructuring as part of ongoing cost reduction efforts in its European Food segment. The restructuring resulted in a headcount reduction of approximately 160 and is expected to be completed in 2011. The Company incurred total costs of $14 which are expected to be the total costs related to the restructuring.

Crown Holdings, Inc.

The following table summarizes the restructuring accrual balances and utilization by cost type for this action:

	Termination	Other exit	Asset
	benefits	costs	writedowns	Total

Balance at January 1, 2010	$14	$0	$0	$14
Payments made	(6)			(6)
Foreign currency translation	(1)			(1)

Balance at June 30, 2010	$7	$0	$0	$7

Balance at January 1, 2011	$8	$0	$0	$8
Payments made	(3)			(3)
Foreign currency translation	1			1

Balance at June 30, 2011	$6	$0	$0	$6

Other

In 2009, the Company initiated a restructuring as part of ongoing cost reduction efforts primarily in its European Specialty Packaging segment. The restructuring resulted in a headcount reduction of approximately 90 and is expected to be completed in 2011. The Company incurred costs of $5 which are expected to be the total costs related to the restructuring.

During the first six months of 2011, the Company initiated a restructuring as part of ongoing cost reduction efforts in its European Specialty Packaging segment. The restructuring resulted in a headcount reduction of approximately 32 and is expected to be completed in 2011. The Company incurred costs of $4 which are expected to be the total costs related to the restructuring.

The following table summarizes the restructuring accrual balances and utilization by cost type for these actions:

	Termination	Other exit	Asset
	benefits	costs	writedowns	Total

Balance at January 1, 2010	$5	$0	$0	$5
Payments made	(2)			(2)

Balance at June 30, 2010	$3	$0	$0	$3

Balance at January 1, 2011	$2	$0	$0	$2
Provisions	4			4

Balance at June 30, 2011	$6	$0	$0	$6

G.	Debt

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

Crown Holdings, Inc.

In June 2011, the Company amended its existing senior secured credit facilities to add a $200 term loan facility and a €274 ($397 at June 30, 2011) term loan facility, each of which will mature in June 2016 and bear interest at LIBOR or EURIBOR plus 1.75%. The Company paid $5 in bond issue costs that will be amortized over the term of the facilities The Company borrowed under the facilities to repay its existing $147 and €108 ($159) term loans, which were scheduled to mature in November 2012. In addition, the Company borrowed $125 under the facilities and irrevocably deposited the funds into an irrevocable trust to be used to redeem all €83 ($121) of the outstanding 6.25% first priority senior secured notes due September 2011 and to pay accrued interest and related fees. The funds were released from the trust in July 2011 to redeem the 2011 notes. As of June 30, 2011, the $125 deposited into the irrevocable trust was reported as restricted cash in the Company’s balance sheet. The Company recorded a loss from early extinguishment of debt of $2.

The Company’s outstanding debt at June 30, 2011 and December 31, 2010 was as follows.

	Jun. 30 2011	Dec. 31 2010

Short-term debt	$272	$241

Long-term debt
Senior secured borrowings:
Revolving credit facilities	$410	$184
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2012	0	147
Euro at EURIBOR plus 1.75% due 2012	0	145
U.S. dollar at LIBOR plus 1.75% due 2016	200	0
Euro (€274 at June 30, 2011) at EURIBOR plus 1.75% due 2016	397	0
Euro (€83 at June 30, 2011) 6.25% first priority notes due 2011	121	112

Senior notes and debentures:
U.S. dollar 7.75% due 2015	0	600
U.S. dollar 7.625% due 2017	400	400
Euro (€500 at June 30, 2011) 7.125% due 2018	725	669
U.S. dollar 6.25% due 2021	700	0
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	248	148
Unamortized discounts	(11)	(12)

Total long-term debt	3,604	2,807
Less: current maturities	(180)	(158)

Total long-term debt, less current maturities	$3,424	$2,649

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $3,654 at June 30, 2011.

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

During 2010 and 2011, the states of Alabama, Nebraska, South Dakota and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos.

Crown Holdings, Inc.

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

During the six months ended June 30, 2011, the Company paid $10 to settle outstanding claims and had claims activity as follows:

Beginning claims	50,000
New claims	1,000
Settlements or dismissals	(1,000)

Ending claims	50,000

As of December 31, 2010, the Company’s outstanding claims by year of exposure and state filed were:

	2010	2009
Claimants alleging first exposure after 1964	15,000	15,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	12,000	12,000
Pennsylvania	2,000	2,000
Other states that have enacted asbestos legislation	6,000	6,000
Other states	15,000	15,000

Total claims outstanding	50,000	50,000

Crown Holdings, Inc.

The outstanding claims in each period exclude 3,100 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. The outstanding claims also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action against the Company. The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

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

With respect to post-1964 claims, regardless of the existence of asbestos legislation, the Company does not include in its accrual any amounts for settlement of these claims because of increased difficulty of establishing identification of relevant insulation products as the cause of injury. Given our settlement experience with post-1964 claims, we do not believe that an adverse ruling in the Texas or Pennsylvania asbestos litigation cases, or in any other state that has enacted asbestos legislation, would have a material impact on the Company with respect to such claims.

As of December 31, 2010, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2010	2009	2008
Total claims	18%	16%	15%
Pre-1964 claims in states without asbestos legislation	31%	29%	25%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against us. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2011.

As of June 30, 2011, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $239, including $189 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2020. The Company’s accrual excludes potential costs for claims beyond 2020 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 96% of the claims outstanding at the end of 2010), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

Crown Holdings, Inc.

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

The Company has also recorded aggregate accruals of $9 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

The Company is subject to antitrust investigations in Europe. In August 2010, the Spanish National Antitrust Commission issued a Proposal for Resolution (Propuesta de Resolución) alleging that Crown European Holdings SA, a wholly-owned subsidiary of the Company, and one of its subsidiaries violated Spanish and European competition law by coordinating certain commercial terms and exchanging information with competitors in Spain. The Proposal for Resolution does not constitute a decision on the merits and was replied to by the Company. In May 2011, the Antitrust Commission concluded that there was no violation and closed the investigation. There can be no assurance that the Antitrust Commission will not re-open its investigation against the Company’s subsidiary in the event new facts or other circumstances justify a new investigation.

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

The Company’s Italian subsidiaries have received or expect to receive assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers’ failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004 and 2005 and additional assessments are expected to cover periods 2006 through 2009. The expected total assessments resulting from these third party suppliers failing to remit the tax payments are approximately €40 ($58 at June 30, 2011) plus any applicable interest and penalties. The Company intends to dispute these assessments and believes that, if necessary, it should be able to successfully demonstrate in the Italian courts that it has no additional liability for the asserted taxes. While the Company intends to dispute the assessments, there can be no assurance that it will be successful in such disputes or regarding the final amount of additional taxes, if any, payable to the Italian tax authorities.

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

In January 2010, the Company received a net one time payment of $20 as part of an overall resolution of a long-time dispute unrelated to the Company’s ongoing operations and recorded as a gain in the first quarter of 2010 within selling and administrative expense.

At June 30, 2011, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $14. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At June 30, 2011, the Company also had guarantees of $16 related to the residual values of leased assets.

J.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the periods ended June 30, 2011 and 2010, respectively:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Net income attributable to Crown Holdings	$129	$112	$145	$153

Weighted average shares outstanding:
Basic	152.3	161.0	153.5	160.8
Add: dilutive stock options and restricted stock	3.2	2.3	3.1	2.4

Diluted	155.5	163.3	156.6	163.2

Basic earnings per share	$0.85	$0.70	$0.94	$0.95

Diluted earnings per share	$0.83	$0.69	$0.93	$0.94

For the three and six months ended June 30, 2010, 3.2 million and 3.3 million of contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

K.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits – U.S. Plans	2011	2010	2011	2010

Service cost	$3	$2	$6	$4
Interest cost	18	18	36	36
Expected return on plan assets	(20)	(20)	(40)	(40)
Recognized prior service cost			1	1
Recognized net loss	13	17	24	34

Net periodic cost	$14	$17	$27	$35

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits – Non-U.S. Plans	2011	2010	2011	2010

Service cost	$6	$6	$12	$13
Interest cost	40	37	79	76
Expected return on plan assets	(49)	(43)	(97)	(88)
Recognized prior service (credit)/cost		(1)	1	(2)
Recognized net loss	14	12	27	23

Net periodic cost	$11	$11	$22	$22

	Three Months Ended		Six Months Ended
	June 30		June 30
Other Postretirement Benefits	2011	2010	2011	2010

Service cost	$3	$2	$5	$4
Interest cost	5	8	11	15
Recognized prior service credit	(9)	(6)	(17)	(11)
Recognized net loss	4	3	7	5

Net periodic cost	$3	$7	$6	$13

L.	Accelerated Share Repurchase

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

In May 2011, the Company entered into an agreement with Goldman, Sachs & Co. to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company purchased 5,018,701 shares for $200.

M.	Income Taxes

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

U.S. statutory rate at 35%	$74	$70	$103	$107
Tax on foreign income	(23)	(16)	(36)	(24)
Valuation allowance	2	2	12	11
Nontaxable settlement of legal dispute	0	0	0	(7)
Tax law changes	0	0	(3)	7
Other items, net	1	1	19	2

Income tax provision	$54	$57	$95	$96

The other items caption for the six months ended June 30, 2011 includes $20 of increase due to tax charges in connection with the relocation of the Company’s European headquarters and management to Switzerland.

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

The tables below present information about operating segments for the three and six months ended June 30, 2011 and 2010:

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Americas Beverage	$591	$549	$1,103	$1,029
North America Food	217	214	405	411
European Beverage	500	439	840	753
European Food	509	421	931	825
European Specialty Packaging	119	97	219	188

Total reportable segments	1,936	1,720	3,498	3,206

Non-reportable segments	345	290	665	581

Total	$2,281	$2,010	$4,163	$3,787

The primary sources of revenue included in non-reportable segments are the Company’s aerosol can businesses in North America, Europe and Thailand, the Company’s beverage can businesses in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and the Company’s food can and closures business in Thailand.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Americas Beverage	$26	$22	$43	$37
North America Food	3	2	6	3
European Beverage	0	0	0	0
European Food	34	19	62	37
European Specialty Packaging	19	14	37	26

Total reportable segments	82	57	148	103

Non-reportable segments	17	14	38	24

Total	$99	$71	$186	$127

Intersegment sales primarily include sales of components used to manufacture cans such as ends and printed and coated metal as well as parts and equipment used in the manufacturing process.

Crown Holdings, Inc.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Americas Beverage	$77	$73	$140	$130
North America Food	38	33	66	49
European Beverage	70	75	115	127
European Food	63	59	115	99
European Specialty Packaging	12	8	19	11

Total reportable segments	$260	$248	$455	$416

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three and six months ended June 30, 2011 and 2010 follows:

	Segment Income		Segment Income
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Segment income of reportable segments	$260	$248	$455	$416
Segment income of non-reportable segments	55	47	112	92
Corporate and unallocated items	(44)	(55)	(106)	(97)
Provision for restructuring	0	(2)	(25)	(24)
Asset impairments and sales	0	6	0	7
Loss from early extinguishment of debt	(2)	0	(32)	0
Interest expense	(60)	(45)	(116)	(92)
Interest income	2	2	6	3
Translation and foreign exchange	(1)	0	(1)	2

Income before income taxes and equity earnings	$210	$201	$293	$307

For the three and six months ended June 30, 2011, intercompany profit of $1 and $2 related to non-reportable segments was eliminated within the segment income of non-reportable segments line. For the three and six months ended June 30, 2010, the intercompany profit elimination was less than $1.

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Crown Holdings, Inc.

O.	Condensed Combining Financial Information

Crown European Holdings SA (Issuer), a 100% owned subsidiary of the Company, has €83 ($121 at June 30, 2011) principal amount of 6.25% first priority notes due 2011 outstanding and €500 ($725 at June 30, 2011) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:

•	statements of operations for the three and six months ended June 30, 2011 and 2010,

•	balance sheets as of June 30, 2011 and December 31, 2010, and

•	statements of cash flows for the six months ended June 30, 2011 and 2010 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,083	$1,198		$2,281
Cost of products sold, excluding depreciation and amortization		$0	851	1,014		1,865
Depreciation and amortization			21	24		45

Gross profit		0	211	160		371

Selling and administrative expense		0	78	22		100
Provision for restructuring			0	0		0
Asset impairments and sales			0	0		0
Loss from early extinguishment of debt		2				2
Net interest expense		20	25	13		58
Technology royalty			(9)	9
Translation and foreign exchange				1		1

Income/(loss) before income taxes		(22)	117	115		210
Provision for income taxes			38	16		54
Equity earnings in affiliates	$129	91	50		$(270)

Net income	129	69	129	99	(270)	156
Net income attributable to noncontrolling interests				(27)		(27)

Net income attributable to Crown Holdings	$129	$69	$129	$72	$(270)	$129

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$2,349	$1,814		$4,163
Cost of products sold, excluding depreciation and amortization		$(1)	1,941	1,475		3,415
Depreciation and amortization			40	45		85

Gross profit		1	368	294		663

Selling and administrative expense		(1)	157	46		202
Provision for restructuring			25			25
Asset impairments and sales			(182)		$182
Loss from early extinguishment of debt		2	30			32
Net interest expense		39	55	16		110
Technology royalty			(15)	15
Translation and foreign exchange				1		1

Income/(loss) before income taxes		(39)	298	216	(182)	293
Provision for income taxes		1	39	55		95
Equity earnings/(loss) in affiliates	$145	139	(114)		(170)

Net income	145	99	145	161	(352)	198
Net income attributable to noncontrolling interests				(53)		(53)

Net income attributable to Crown Holdings	$145	$99	$145	$108	$(352)	$145

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors		Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$62		$359		$421
Restricted cash		$125					125
Receivables, net		74	311		938		1,323
Intercompany receivables		1	68		23	$(92)
Inventories			767		770		1,537
Prepaid expenses and other current assets	$1	6	150		36		193

Total current assets	1	206	1,358		2,126	(92)	3,599

Intercompany debt receivables		1,316	3,443		265	(5,024)
Investments	525	3,381	(656)			(3,250)
Goodwill			1,455		614		2,069
Property, plant and equipment, net			635		1,111		1,746
Other non-current assets		15	581		49		645

Total	$526	$4,918	$6,816		$4,165	$(8,366)	$8,059

Liabilities and equity
Current liabilities
Short-term debt		$16	$30	,$	226		$272
Current maturities of long-term debt		121	1		58		180
Accounts payable and accrued liabilities	$13	28	1,283		934		2,258
Intercompany payables			23		69	$(92)

Total current liabilities	13	165	1,337		1,287	(92)	2,710

Long-term debt, excluding current maturities		1,123	2,114		187		3,424
Long-term intercompany debt	583	2,337	1,358		746	(5,024)
Postretirement and pension liabilities			1,152		19		1,171
Other non-current liabilities			329		154		483
Commitments and contingent liabilities

Noncontrolling interests			1		340		341
Crown Holdings shareholders’ equity/(deficit)	(70)	1,293	525		1,432	(3,250)	(70)

Total equity/(deficit)	(70)	1,293	526		1,772	(3,250)	271

Total	$526	$4,918	$6,816		$4,165	$(8,366)	$8,059

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net used for operating activities	$(3)	$(43)	$(103)	$(98)		$(247)

Cash flows from investing activities
Capital expenditures			(31)	(153)		(184)
Change in restricted cash		(125)				(125)
Intercompany investing activities		6	230	(180)	$(56)
Proceeds from sale of property, plant and equipment			2			2
Other						0

Net cash provided by/(used for) investing activities		(119)	201	(333)	(56)	(307)

Cash flows from financing activities
Proceeds from long-term debt		400	900	116		1,416
Payments of long-term debt		(159)	(747)	(16)		(922)
Net change in revolving credit facility and short-term debt		(29)	250	27		248
Debt issue costs			(16)			(16)
Net change in long-term intercompany balances	206	(63)	(488)	345
Common stock issued	9					9
Common stock repurchased	(212)					(212)
Dividends paid				(56)	56
Purchase of noncontrolling interests				(9)		(9)
Dividends paid to noncontrolling interests				(38)		(38)
Other		13		5		18

Net cash provided by/(used for) financing activities	3	162	(101)	374	56	494

Effect of exchange rate changes on cash and cash equivalents				18		18

Net change in cash and cash equivalents			(3)	(39)		(42)

Cash and cash equivalents at January 1			65	398		463

Cash and cash equivalents at June 30	$0	$0	$62	$359	$0	$421

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

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•	statements of operations for the three and six months ended June 30, 2011 and 2010,

•	balance sheets as of June 30, 2011 and December 31, 2010, and

•	statements of cash flows for the six months ended June 30, 2011 and 2010 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$2,281		$2,281
Cost of products sold, excluding depreciation and amortization			1,865		1,865
Depreciation and amortization			45		45

Gross profit			371		371

Selling and administrative expense		$3	97		100
Provision for restructuring			0		0
Asset impairments and sales			0		0
Loss from early extinguishment of debt			2		2
Net interest expense		21	37		58
Translation and foreign exchange			1		1

Income/(loss) before income taxes		(24)	234		210
Provision for income taxes		2	52		54
Equity earnings in affiliates	$129	155		$(284)

Net income	129	129	182	(284)	156
Net income attributable to noncontrolling interests			(27)		(27)

Net income attributable to Crown Holdings	$129	$129	$155	$(284)	$129

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$4,163		$4,163
Cost of products sold, excluding depreciation and amortization			3,415		3,415
Depreciation and amortization			85		85

Gross profit			663		663

Selling and administrative expense		$5	197		202
Provision for restructuring			25		25
Asset impairments and sales			0		0
Loss from early extinguishment of debt			32		32
Net interest expense		42	68		110
Translation and foreign exchange			1		1

Income/(loss) before income taxes		(47)	340		293
Provision for/(benefit from) income taxes		(5)	100		95
Equity earnings in affiliates	$145	187		$(332)

Net income	145	145	240	(332)	198
Net income attributable to noncontrolling interests			(53)		(53)

Net income attributable to Crown Holdings	$145	$145	$187	$(332)	$145

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$421		$421
Restricted cash			125		125
Receivables, net			1,323		1,323
Inventories			1,537		1,537
Prepaid expenses and other current assets	$1	$79	113		193

Total current assets	1	79	3,519		3,599

Intercompany debt receivables			1,232	$(1,232)
Investments	525	1,360		(1,885)
Goodwill			2,069		2,069
Property, plant and equipment, net			1,746		1,746
Other non-current assets		434	211		645

Total	$526	$1,873	$8,777	$(3,117)	$8,059

Liabilities and equity
Current liabilities
Short-term debt			$272		$272
Current maturities of long-term debt			180		180
Accounts payable and accrued liabilities	$13	$31	2,214		2,258

Total current liabilities	13	31	2,666		2,710

Long-term debt, excluding current maturities		411	3,013		3,424
Long-term intercompany debt	583	649		$(1,232)
Postretirement and pension liabilities			1,171		1,171
Other non-current liabilities		257	226		483
Commitments and contingent liabilities

Noncontrolling interests			341		341
Crown Holdings shareholders’ equity/(deficit)	(70)	525	1,360	(1,885)	(70)

Total equity/(deficit)	(70)	525	1,701	(1,885)	271

Total	$526	$1,873	$8,777	$(3,117)	$8,059

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$463		$463
Receivables, net			936		936
Inventories			1,060		1,060
Prepaid expenses and other current assets	$1	$79	110		190

Total current assets	1	79	2,569		2,649

Intercompany debt receivables			1,014	$(1,014)
Investments	308	1,133		(1,441)
Goodwill			1,984		1,984
Property, plant and equipment, net			1,610		1,610
Other non-current assets		449	207		656

Total	$309	$1,661	$7,384	$(2,455)	$6,899

Liabilities and equity
Current liabilities
Short-term debt			$241		$241
Current maturities of long-term debt			158		158
Accounts payable and accrued liabilities	$28	$42	1,908		1,978

Total current liabilities	28	42	2,307		2,377

Long-term debt, excluding current maturities		411	2,238		2,649
Long-term intercompany debt	377	637		$(1,014)
Postretirement and pension liabilities			1,159		1,159
Other non-current liabilities		263	222		485
Commitments and contingent liabilities

Noncontrolling interests			325		325
Crown Holdings shareholders’ equity/(deficit)	(96)	308	1,133	(1,441)	(96)

Total equity/(deficit)	(96)	308	1,458	(1,441)	229

Total	$309	$1,661	$7,384	$(2,455)	$6,899

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net cash used for operating activities	$(3)	$(43)	$(201)		$(247)

Cash flows from investing activities
Capital expenditures			(184)		(184)
Change in restricted cash			(125)		(125)
Proceeds from sale of property, plant and equipment			2		2
Investment dividends		31		$(31)
Other			0		0

Net cash provided by/(used for) investing activities		31	(307)	(31)	(307)

Cash flows from financing activities
Proceeds from long-term debt			1,416		1,416
Payments of long-term debt			(922)		(922)
Net change in revolving credit facility and short-term debt			248		248
Debt issue costs			(16)		(16)
Net change in long-term intercompany balances	206	12	(218)
Common stock issued	9				9
Common stock repurchased	(212)				(212)
Dividends paid			(31)	31
Purchase of noncontrollling interests			(9)		(9)
Dividend paid to noncontrolling interests			(38)		(38)
Other			18		18

Net cash provided by financing activities	3	12	448	31	494

Effect of exchange rate changes on cash and cash equivalents			18		18

Net change in cash and cash equivalents			(42)		(42)

Cash and cash equivalents at January 1			463		463

Cash and cash equivalents at June 30	$0	$0	$421	$0	$421

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$4	$(1)	$(197)		$(194)

Cash flows from investing activities
Capital expenditures			(104)		(104)
Proceeds from sale of property, plant and equipment			16		16
Intercompany investing activities		38		$(38)
Other			3		3

Net cash provided by/(used for) investing activities		38	(85)	(38)	(85)

Cash flows from financing activities
Proceeds from long-term debt			47		47
Payments of long-term debt			(426)		(426)
Net change in revolving credit facility and short-term debt			679		679
Net change in long-term intercompany balances	(3)	(37)	40
Common stock issued	4				4
Common stock repurchased	(5)				(5)
Dividends paid			(38)	38
Dividend paid to noncontrolling interests			(49)		(49)
Other			6		6

Net cash provided by/(used for) financing activities	(4)	(37)	259	38	256

Effect of exchange rate changes on cash and cash equivalents			(24)		(24)

Net change in cash and cash equivalents			(47)		(47)

Cash and cash equivalents at January 1			459		459

Cash and cash equivalents at June 30	$0	$0	$412	$0	$412

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuers), 100% owned subsidiaries of the Company, have $400 principal amount of 7.625% senior notes due 2017 and $700 principal amount of 6.25% senior notes due 2021 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations for the three and six months ended June 30, 2011 and 2010,

•	balance sheets as of June 30, 2011 and December 31, 2010, and

•	statements of cash flows for the six months ended June 30, 2011 and 2010 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended June 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$513	$1,768		$2,281
Cost of products sold, excluding depreciation and amortization			398	1,467		1,865
Depreciation and amortization			9	36		45

Gross profit			106	265		371

Selling and administrative expense		$1	34	65		100
Provision for restructuring				0		0
Asset impairments and sales				0		0
Loss from early extinguishment of debt			2			2
Net interest expense		14	18	26		58
Technology royalty			(13)	13
Translation and foreign exchange				1		1

Income/(loss) before income taxes		(15)	65	160		210
Provision for/(benefit from) income taxes		(5)	(17)	76		54
Equity earnings in affiliates	$129	90	47		$(266)

Net income	129	80	129	84	(266)	156
Net income attributable to noncontrolling interests				(27)		(27)

Net income attributable to Crown Holdings	$129	$80	$129	$57	$(266)	$129

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the six months ended June 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,136	$3,027		$4,163
Cost of products sold, excluding depreciation and amortization			926	2,489		3,415
Depreciation and amortization			19	66		85

Gross profit			191	472		663

Selling and administrative expense		$3	70	129		202
Provision for restructuring				25		25
Asset impairments and sales				0		0
Loss from early extinguishment of debt		30	2			32
Net interest expense		26	40	44		110
Technology royalty			(23)	23
Translation and foreign exchange				1		1

Income/(loss) before income taxes		(59)	102	250		293
Provision for/(benefit from) income taxes		(22)	0	117		95
Equity earnings in affiliates	$145	116	43		$(304)

Net income	145	79	145	133	(304)	198
Net income attributable to noncontrolling interests				(53)		(53)

Net income attributable to Crown Holdings	$145	$79	$145	$80	$(304)	$145

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$35	$1	$385		$421
Restricted cash				125		125
Receivables, net			16	1,307		1,323
Intercompany receivables			46	15	$(61)
Inventories			329	1,208		1,537
Prepaid expenses and other current assets	$1	1	95	96		193

Total current assets	1	36	487	3,136	(61)	3,599

Intercompany debt receivables		1,441	1,313	221	(2,975)
Investments	525	1,313	803		(2,641)
Goodwill			453	1,616		2,069
Property, plant and equipment, net		1	296	1,449		1,746
Other non-current assets		33	440	172		645

Total	$526	$2,824	$3,792	$6,594	$(5,677)	$8,059

Liabilities and equity
Current liabilities
Short-term debt				$272		$272
Current maturities of long-term debt			$1	179		180
Accounts payable and accrued liabilities	$13	$36	355	1,854		2,258
Intercompany payables			15	46	$(61)

Total current liabilities	13	36	371	2,351	(61)	2,710

Long-term debt, excluding current maturities		1,661	412	1,351		3,424
Long-term intercompany debt	583	680	1,375	337	(2,975)
Postretirement and pension liabilities			815	356		1,171
Other non-current liabilities			294	189		483
Commitments and contingent liabilities

Noncontrolling interests				341		341
Crown Holdings shareholders’ equity/(deficit)	(70)	447	525	1,669	(2,641)	(70)

Total equity/(deficit)	(70)	447	525	2,010	(2,641)	271

Total	$526	$2,824	$3,792	$6,594	$(5,677)	$8,059

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Assets
Current assets
Cash and cash equivalents		$38	$1	$424		$463
Receivables, net			(6)	942		936
Intercompany receivables			28	13	$(41)
Inventories			281	779		1,060
Prepaid expenses and other current assets	$1	1	84	104		190

Total current assets	1	39	388	2,262	(41)	2,649

Intercompany debt receivables		1,428	1,231	383	(3,042)
Investments	308	1,197	670		(2,175)
Goodwill			453	1,531		1,984
Property, plant and equipment, net		1	301	1,308		1,610
Other non-current assets		26	482	148		656

Total	$309	$2,691	$3,525	$5,632	$(5,258)	$6,899

Liabilities and equity
Current liabilities
Short-term debt				$241		$241
Current maturities of long-term debt		$4	$1	153		158
Accounts payable and accrued liabilities	$28	24	316	1,610		1,978
Intercompany payables			13	28	$(41)

Total current liabilities	28	28	330	2,032	(41)	2,377

Long-term debt, excluding current maturities		1,278	413	958		2,649
Long-term intercompany debt	377	1,017	1,363	285	(3,042)
Postretirement and pension liabilities			816	343		1,159
Other non-current liabilities			295	190		485
Commitments and contingent liabilities

Noncontrolling interests				325		325
Crown Holdings shareholders’ equity/(deficit)	(96)	368	308	1,499	(2,175)	(96)

Total equity/(deficit)	(96)	368	308	1,824	(2,175)	229

Total	$309	$2,691	$3,525	$5,632	$(5,258)	$6,899

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net provided by/(used for) operating activities	$(3)	$(16)	$48	$(276)		$(247)

Cash flows from investing activities
Capital expenditures			(9)	(175)		(184)
Change in restricted cash				(125)		(125)
Proceeds from sale of property, plant and equipment				2		2
Intercompany investing activities			32		$(32)
Other			0			0

Net cash provided by/(used for) investing activities			23	(298)	(32)	(307)

Cash flows from financing activities
Proceeds from long-term debt		900		516		1,416
Payments of long-term debt		(746)	(1)	(175)		(922)
Net change in revolving credit facility and short-term debt		225		23		248
Debt issue costs		(16)				(16)
Net change in long-term intercompany balances	206	(350)	(70)	214
Common stock issued	9					9
Common stock repurchased	(212)					(212)
Dividends paid				(32)	32
Purchase of noncontrolling interests				(9)		(9)
Dividends paid to noncontrolling interests				(38)		(38)
Other				18		18

Net cash provided by/(used for) financing activities	3	13	(71)	517	32	494

Effect of exchange rate changes on cash and cash equivalents				18		18

Net change in cash and cash equivalents		(3)		(39)		(42)

Cash and cash equivalents at January 1		38	1	424		463

Cash and cash equivalents at June 30	$0	$35	$1	$385	$0	$421

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

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and six months ended June 30, 2011 compared to the corresponding periods in 2010 and the changes in financial condition and liquidity from December 31, 2010. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

The Company’s focus is to increase shareholder value by maximizing cash flow while investing in promising growth projects in emerging markets and generating sufficient returns which can be used to pay down debt and/or returned to shareholders. The Company’s current growth projects include expansion in the emerging markets of Brazil, China, Eastern Europe and Southeast Asia. When the current lineup of expansion projects is completed, the Company will have built seven new beverage can plants and added 14 new production lines with approximately 11 billion units of incremental capacity to its year-end 2010 levels, a 22% increase in annual beverage can capacity. In the mature, developed markets of North America and Western Europe, the Company continues to focus on improving productivity and efficiency while reducing material and resource use and waste.

The key performance measure used by the Company is segment income. Segment income, a non-GAAP measure, is defined by the Company as gross profit less selling and administrative expenses. Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. The Company’s key strategies for increasing revenues include investing in geographic markets with growth potential and developing innovative packaging products using proprietary technology. The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and other benefit costs.

The Company’s revenues and costs are impacted by the cost of aluminum and steel, the primary raw materials used to manufacture the Company’s products, which have been subject to significant volatility in recent years. The Company attempts to pass-through these costs to its customers either through provisions that adjust the selling prices to certain customers based on changes in the market price of the applicable raw material, or through surcharges where no such provision exists. However, there can be no assurance that the Company will be able to fully recover from its customers the impact of any increased aluminum and steel costs. In addition, if the Company is unable to purchase steel or aluminum for a significant period of time, its operations would be disrupted.

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the Company’s European segments, the Canadian dollar in the Company’s Americas segments and the Chinese renminbi and Thai baht in the Company’s Asian businesses included in non-reportable segments.

Item 2. Management’s Discussion and Analysis (Continued)

Net Sales and Segment Income

Net sales increased from $2,010 for the three months ended June 30, 2010 to $2,281 for the same period in 2011 primarily due to $55 from increased sales unit volumes primarily due to organic growth and increased customer demand, $97 from the pass-through of higher raw material costs and $119 from the impact of foreign currency translation. Net sales increased from $3,787 for the six months ended June 30, 2010 to $4,163 for the same period in 2011 primarily due to $91 from increased sales unit volumes primarily due to organic growth and increased customer demand, $162 from the pass-through of higher raw material costs and $132 from the impact of foreign currency translation.

Approximately 73% of net sales were generated outside the U.S. in the first six months of 2011 compared to 71% for the same period in 2010. Sales of beverage cans and ends accounted for 52.9% and sales of food cans and ends accounted for 29.2% of consolidated net sales in the first six months of 2011 compared to 52.6% and 29.6% for the same period in 2010.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps”, and supplies a variety of customers throughout the United States, Brazil, Canada, Colombia and Mexico. The Company completed construction of a new plant in Ponta Grossa, Brazil with the first line commencing commercial operations in the first quarter of 2011 and a second line commencing commercial operations in the second quarter of 2011. In addition, the Company commenced commercial operations at a second line in its plant in Estancia, Brazil in the second quarter of 2011. At full capacity and efficiency, these additions are expected to add capacity of 2.7 billion cans. The Company has also announced plans to construct a new beverage can plant in Belem, Brazil which is expected to be completed in 2012.

Three months ended June 30, 2011

Net sales in the Americas Beverage segment increased from $549 for the three months ended June 30, 2010 to $591 for the same period in 2011. The increase is primarily due to $29 from the pass-through of higher raw material costs, primarily aluminum, $5 from increased sales unit volumes and $8 from the impact of foreign currency translation. The increase in sales unit volumes is primarily due to the Company’s plant in Ponta Grossa, Brazil which began commercial operations in the first quarter of 2011.

Segment income in the Americas Beverage segment increased from $73 for the three months ended June 30, 2010 to $77 for the same period in 2011. The increase is primarily due to lower operating costs throughout the segment including $2 from lower post-retirement benefits resulting from plan amendments in 2010.

Six months ended June 30, 2011

Net sales in the Americas Beverage segment increased from $1,029 for the six months ended June 30, 2010 to $1,103 for the same period in 2011. The increase is primarily due to $52 from the pass-through of higher raw material costs, primarily aluminum, $9 from increased sales unit volumes and $13 from the impact of foreign currency translation. The increase in sales unit volumes is primarily due to the Company’s plant in Ponta Grossa, Brazil which began commercial operations in 2011.

Segment income in the Americas Beverage segment increased from $130 for the six months ended June 30, 2010 to $140 for the same period in 2011. The increase is primarily due to $9 from lower operating costs throughout the segment including $4 from lower post-retirement benefits resulting from plan amendments in 2010.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers in the United States and Canada.

Item 2. Management’s Discussion and Analysis (Continued)

Three months ended June 30, 2011

Net sales in the North America Food segment increased from $214 for the three months ended June 30, 2010 to $217 for the same period in 2011. The increase is primarily due to $8 from the pass-through of higher raw material costs, primarily tinplate, and $2 from the impact of foreign currency translation, partially offset by $7 from lower sales unit volumes primarily due to decreased customer demand in the United States.

Segment income in the North America Food segment increased from $33 for the three months ended June 30, 2010 to $38 for the same period in 2011 primarily due to lower operating costs including the benefits from prior plant closures in Canada.

Six months ended June 30, 2011

Net sales in the North America Food segment decreased from $411 for the six months ended June 30, 2010 to $405 for the same period in 2011. The decrease is primarily due to $26 from lower sales unit volumes due to decreased customer demand in the United States partially offset by $16 from the pass-through of higher raw material costs, primarily tinplate, and $4 from the impact of foreign currency translation.

Segment income in the North America Food segment increased from $49 for the six months ended June 30, 2010 to $66 for the same period in 2011. The increase is primarily due to $13 from lower operating costs including the benefits from prior plant closures in Canada and improved manufacturing performance associated with higher production, $5 from inventory holding gains from the sale of inventory on hand at the end of 2010 and $2 from lower post-retirement benefits in the U.S. resulting from plan amendments in 2010. The improvements associated with higher production levels were largely due to increased production in the early part of 2011 due to lower planned inventory levels at the end of 2010.

European Beverage

The Company’s European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers throughout North Africa, Eastern and Western Europe and the Middle East. In the second quarter of 2011, the Company commenced commercial operations of the second line at its plant in Kechnec, Slovakia. The second line is expected to add full annualized capacity of 750 million cans. In 2012, the Company expects to complete construction of a new plant in Osmaniye, Turkey which is expected to add full annualized capacity of 700 million cans.

Three months ended June 30, 2011

Net sales in the European Beverage segment increased from $439 for the three months ended June 30, 2010 to $500 for the same period in 2011. The increase is primarily due to $23 from increased sales unit volumes, $10 from the pass-through of higher raw material costs and $28 from the impact of foreign currency translation.

Segment income in the European Beverage segment decreased from $75 for the three months ended June 30, 2010 to $70 for the same period in 2011. The decrease is primarily due to $7 of increased costs which were not fully offset by increases in selling prices including the effects from two major conversions at one of the Company’s U.K. plants, partially offset by $2 from the impact of foreign currency translation.

The increased sales unit volumes are primarily attributable to increased customer demand in the Company’s beverage can operations in Saudi Arabia, Slovakia and the United Kingdom. In response to strong customer demand in the central and eastern European region, the Company constructed a plant in Kechnec, Slovakia which commenced commercial operations in the first quarter of 2010. The Company increased capacity at the plant by adding a second line which began commercial operations in the second quarter of 2011.

Six months ended June 30, 2011

Net sales in the European Beverage segment increased from $753 for the six months ended June 30, 2010 to $840 for the same period in 2011. The increase is primarily due to $43 from increased sales unit volumes, $18 from the pass-through of higher raw material costs and $26 from the impact of foreign currency translation.

Item 2. Management’s Discussion and Analysis (Continued)

Segment income in the European Beverage segment decreased from $127 for the six months ended June 30, 2010 to $115 for the same period in 2011. The decrease is primarily due to $18 of increased costs which were not fully offset by increases in selling prices including the effects from two major conversions at one of the Company’s U.K. plants, partially offset by $4 from increased sales unit volumes and $2 from the impact of foreign currency translation.

The increased sales unit volumes are primarily attributable to increased customer demand in the Company’s beverage can operations in Saudi Arabia, Slovakia and Spain.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures and supplies a variety of customers throughout Northern, Southern and Western Africa and Eastern and Western Europe.

Three months ended June 30, 2011

Net sales in the European Food segment increased from $421 for the three months ended June 30, 2010 to $509 for the same period in 2011. The increase is primarily due to $31 from the pass-through of higher raw material costs, primarily tinplate, $5 from product mix and $52 from the impact of foreign currency translation.

Segment income in the European Food segment increased from $59 for the three months ended June 30, 2010 to $63 for the same period in 2011. The increase is primarily due to $6 from the impact of foreign currency translation partially offset by $2 from lower sales unit volumes. The lower sales unit volumes were partly due to a fishermen strike in Morocco, which has ended, and political turmoil in the Ivory Coast.

Six months ended June 30, 2011

Net sales in the European Food segment increased from $825 for the six months ended June 30, 2010 to $931 for the same period in 2011. The increase is primarily due to $45 from the pass-through of higher raw material costs, primarily tinplate, $10 from increased sales unit volumes and product mix and $51 from the impact of foreign currency translation.

Segment income in the European Food segment increased from $99 for the six months ended June 30, 2010 to $115 for the same period in 2011. The increase is primarily due to $7 from lower operating costs and $6 from the impact of foreign currency translation.

European Specialty Packaging

The European Specialty Packaging segment manufactures a wide variety of specialty containers, with numerous lid and closure variations and supplies a variety of customers throughout Europe.

Three months ended June 30, 2011

Net sales in the European Specialty Packaging segment increased from $97 for the three months ended June 30, 2010 to $119 for the same period in 2011. The increase is primarily due to $9 from the pass-through of higher raw material costs and $13 from the impact of foreign currency translation.

Segment income in the European Specialty Packaging segment increased from $8 for the three months ended June 30, 2010 to $12 for the same period in 2011. The increase is primarily due to equal contributions from increased sales unit volumes, favorable product mix, cost reductions and the impact of foreign currency translation.

Six months ended June 30, 2011

Net sales in the European Specialty Packaging segment increased from $188 for the six months ended June 30, 2010 to $219 for the same period in 2011. The increase is primarily due to $12 from the pass-through of higher raw material costs, $6 from increased sales unit volumes due to increased customer demand and $13 from the impact of foreign currency translation.

Item 2. Management’s Discussion and Analysis (Continued)

Segment income in the European Specialty Packaging segment increased from $11 for the six months ended June 30, 2010 to $19 for the same period in 2011. The increase is primarily due to $5 from increased sales unit volumes and favorable product mix and $2 from lower operating costs.

Non-reportable Segments

The Company’s non-reportable segments include its aerosol can businesses in North America, Europe and Thailand, its beverage can businesses in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam, its food can and closures business in Thailand and its tooling and equipment operations.

In the second quarter of 2011, the Company commenced commercial operations at its new beverage can plant in Hangzhou, China. In the fourth quarter of 2011, the Company expects to complete and begin production on the second beverage can line in Phnom Penh, Cambodia and to commence commercial operations at its new beverage can plant in Putian, China. In 2012, the Company expects to complete new plants in Ziyang and Heshan, China and to expand capacity in both Ho Chi Minh City and Hanoi, Vietnam.

Three months ended June 30, 2011

Net sales in non-reportable segments increased from $290 for the three months ended June 30, 2010 to $345 for the same period in 2011 primarily due to $20 from increased beverage can sales and the pass-through of higher raw material costs in Cambodia, China and Vietnam, $10 from increased beverage equipment sales to can manufacturers, $9 from increased sales in the Company’s aerosols businesses and $16 from the impact of foreign currency translation. Growth in sales unit volumes in Cambodia, China and Vietnam is primarily the result of increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending.

Segment income in non-reportable segments increased from $47 for the three months ended June 30, 2010 to $55 for the same period in 2011 primarily due to $3 from increased beverage equipment sales, $2 from increased sales unit volumes and cost reductions in the Company’s aerosol businesses, $2 from increased sales unit volumes in Cambodia, China and Vietnam and $2 from the impact of foreign currency translation.

Six months ended June 30, 2011

Net sales in non-reportable segments increased from $581 for the six months ended June 30, 2010 to $665 for the same period in 2011 primarily due to $46 from increased beverage can sales and the pass-through of higher raw material costs in Cambodia, China and Vietnam, $17 from increased beverage equipment sales to can manufacturers and $25 from the impact of foreign currency translation partially offset by $9 from the April 2010 sale of the Company’s plastic closures business in Brazil. Growth in sales unit volumes in Cambodia, China and Vietnam is primarily the result of increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending.

Segment income in non-reportable segments increased from $92 for the six months ended June 30, 2010 to $112 for the same period in 2011 primarily due to $5 from increased sales unit volumes in Cambodia, China and Vietnam, $6 from the Company’s aerosol businesses which included $2 from inventory holding gains from the sale of inventory on hand at the end of 2010 and increased sales unit volumes which contributed to lower operating costs, $5 from increased beverage equipment sales and $4 from the impact of foreign currency translation.

Corporate and Unallocated Expense

Corporate and unallocated expenses decreased from $55 for the three months ended June 30, 2010 to $44 for the same period in 2011 primarily due to $6 from lower stock compensation costs, $3 from lower pension expense and $2 from other costs.

Corporate and unallocated expenses increased from $97 for the six months ended June 30, 2010 to $106 for the same period in 2011. The six months ended June 30, 2010 included a $20 benefit from the settlement of a legal dispute unrelated to the Company’s operations. The six months ended June 30, 2011 included $8 lower pension expense and $3 lower stock compensation costs compared to the same period in 2010.

Item 2. Management’s Discussion and Analysis (Continued)

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, increased from $1,631 for the three months ended June 30, 2010 to $1,865 for the same period in 2011 primarily due to increased aluminum and tinplate costs and $101 from the impact of foreign currency translation.

Cost of products sold, excluding depreciation and amortization, increased from $3,114 for the six months ended June 30, 2010 to $3,415 for the same period in 2011 primarily due to increased aluminum and tinplate costs and $111 from the impact of foreign currency translation.

Depreciation and Amortization

Depreciation and amortization increased from $44 for the three months ended June 30, 2010 to $45 for the same period in 2011 and decreased from $88 for the six months ended June 30, 2010 to $85 for the same period in 2011. The decrease is primarily due to lower capital expenditures in recent years. As the Company’s current capacity expansion projects are completed and depreciation commences, depreciation is expected to increase in future periods.

Selling and Administrative Expense

Selling and administrative expense increased from $95 for the three months ended June 30, 2010 to $100 for the same period in 2011. The increase is primarily due to increased research and development and other costs and $6 from the impact of foreign currency translation partially offset by $4 of lower salary and benefit costs.

Selling and administrative expense increased from $174 for the six months ended June 30, 2010 to $202 for the same period in 2011 partly due to $7 from the impact of foreign currency translation. In addition, selling and administrative expense in 2010 included a benefit of $20 from the settlement of a legal dispute unrelated to the Company’s ongoing operations.

Provision for Restructuring

For the six months ended June 30, 2011, the Company recorded a pre-tax charge of $25 for restructuring costs; including $19 related to the relocation of its European Division headquarters and management to Switzerland, $4 related to severance costs in its European Specialty Packaging segment and $2 related to prior restructurings in its North America Food segment. The charge of $19 in the Company’s European Division represents the estimated employee compensation costs resulting from an intercompany payment related to the relocation and is expected to be paid over the next one to three years. The Company expects that the restructuring in its European Specialty Packaging segment and the 2009 and 2010 restructurings in its North America Food segment, when fully implemented, may result in annual pre-tax savings of $3 and $25.

For the six months ended June 30, 2010, the Company recorded a pre-tax charge of $24 for restructuring costs; including $10 for asset writedowns, $5 for pension and postretirement plan curtailment charges and $5 for severance costs related to the closure of a Canadian plant in its North America Food segment and $4 for strip and clean costs from prior restructurings.

Loss from Early Extinguishment of Debt

For the three and six month periods ended June 30, 2011, the Company recorded pre-tax charges of $2 and $32, respectively, in connection with the repayment of its $600 outstanding 7.75% senior secured notes due 2015 and its €83 ($121) 6.25% first priority senior secured notes due 2011.

Item 2. Management’s Discussion and Analysis (Continued)

Interest Expense

Interest expense increased from $45 for the three months ended June 30, 2010 to $60 for the same period in 2011 due to $9 from higher borrowings, $4 from higher interest rates and $2 from the impact of foreign currency translation. Interest expense increased from $92 for the six months ended June 30, 2010 to $116 for the same period in 2011 due to $14 from higher borrowings, $8 from higher interest rates and $2 from the impact of foreign currency translation.

The higher borrowings were primarily to fund the Company’s capacity expansion projects, to repurchase shares of the Company’s stock and to purchase additional ownership interests from noncontrolling interests.

Provision for Income Taxes

The Company’s effective income tax rate decreased from 28% for the three months ended June 30, 2010 to 26% for the same period in 2011.

The Company’s effective income tax rate increased from 31% for the six months ended June 30, 2010 to 32% for the same period in 2011. The increase is partly due to a tax charge of $20 from the relocation of the Company’s European Division headquarters and management to Switzerland, partially offset by lower taxes on foreign income primarily due to an overall lower tax rate in Europe as a result of the relocation.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased from $32 for the three months ended June 30, 2010 to $27 for the same period in 2011 and from $58 for the six months ended June 30, 2010 to $53 for the same period in 2011. The decreases were primarily due to the acquisition of additional ownership interests in certain operations in China and Vietnam from the noncontrolling interests.

Liquidity and Capital Resources

Operating Activities

Net cash used for operating activities increased from $194 for the six months ended June 30, 2010 to $247 for the same period in 2011 and included an increase of $243 for inventories partially offset by a decrease of $119 for receivables and other net changes.

Inventories increased from $1,060 at December 31, 2010 to $1,537 at June 30, 2011, including $46 from the impact of foreign currency translation, and impacted operating cash flows for the six months ended June 30, 2011 by $431 compared to $188 for the same period in 2010. The increase in inventories is primarily due to $90 from the pass through of higher raw material costs, $70 from capacity expansion and the remaining increase is primarily from seasonal build and anticipated customer demand. The food packaging business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period has ended and new crops are not yet planted. The industry generally enters its busiest period in the third quarter when the majority of fruits and vegetables are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters.

Receivables increased from $936 at December 31, 2010 to $1,323 at June 30, 2011, including $40 from the impact of foreign currency translation, and impacted operating cash flows for the six months ended June 30, 2011 by $347 compared to $251 for the same period in 2010 after adjusting 2010 by $215 from the impact of adopting new accounting guidance related to securitizations. The increase in receivables is primarily due to the pass-through of higher raw material costs and increased sales unit volumes. Sales in the month of June 2011 were higher than sales in the month of December 2010. Sales generally increase each month of the year until peaking in the third quarter. As a result, receivables generally increase through the third quarter of each year. Days sales outstanding for trade receivables increased from 42 for the six months ended June 30, 2010 to 45 for the same period in 2011 primarily due to mix.

Item 2. Management’s Discussion and Analysis (Continued)

Investing Activities

Net cash used for investing activities increased from $85 for the six months ended June 30, 2010 to $307 for the same period in 2011 primarily due to increases in capital expenditures and restricted cash.

The increase in capital expenditures is due to the Company’s current beverage can capacity expansion projects in Brazil, China, Eastern Europe and Southeast Asia. The Company expects capital expenditures of approximately $425 in 2011 compared to $320 in 2010.

The increase in restricted cash is due to an irrevocable deposit into an irrevocable trust in June 2011 that was used in July 2011 to redeem all €83 ($121) of the Company’s 6.25% first priority senior secured notes due September 2011 and to pay accrued interest and related premiums.

Financing activities

Borrowings exceeded debt repayments by $300 for the six months ended June 30, 2010 compared to $742 for the same period in 2011. The increase is primarily due to $207 of incremental share repurchases, $125 of borrowings that were used in July 2011 to redeem the September 2011 notes and increased borrowings to fund the Company’s capacity expansion projects.

The share repurchases were made pursuant to the program authorized by the Company’s Board of Directors to repurchase up to $600 of the Company’s common stock through the end of 2012. As of June 30, 2011, $394 of the Company’s outstanding common stock may still be purchased under this program.

Liquidity

As of June 30, 2011, the Company had $728 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less $410 of borrowings and $62 of outstanding standby letters of credit.

As of June 30, 2011, $383 of the Company’s $421 cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows generated in the U.S. and dividends from certain foreign subsidiaries. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the $383 cash and cash equivalents located outside the U.S., $278 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

The Company’s debt agreements contain covenants that provide limits on the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, make certain other restricted payments, create liens and engage in sale and leaseback transactions. These restrictions are subject to a number of exceptions, however, allowing the Company to incur additional debt or make otherwise restricted payments. The amount of restricted payments permitted to be made, including dividends and repurchases of the Company’s common stock, is generally limited to the cumulative excess of $200 plus 50% of adjusted net income plus proceeds from the exercise of employee stock options over the aggregate of restricted payments made since July 2004. Adjustments to net income may include, but are not limited to, items such as asset impairments, gains and losses from asset sales and early extinguishments of debt. The Company’s revolving credit facility and term loans also contain various financial covenants.

Item 2. Management’s Discussion and Analysis (Continued)

Capital Resources

As of June 30, 2011, the Company has approximately $107 of capital commitments primarily related to its expansion projects in Brazil, Cambodia, China, Turkey and Vietnam. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Contractual Obligations

Purchase obligations related to raw materials and utilities increased $147 for 2012, $386 for 2013, $504 for 2014 and $117 for 2015, compared to amounts provided within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note I, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first six months of 2011.

Recently Issued Accounting Guidance

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The FASB eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The FASB did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. The Company is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income.

Forward-Looking Statements

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company’s use of derivative instruments and their fair values at June 30, 2011, see Note E to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2011, the Company had approximately $1,330 principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 before tax.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the first three months of 2011.

The following table provides information about the Company’s purchase of equity securities during the quarter ended June 30, 2011.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)

May	5,018,701	$39.85	5,018,701	$394

Total	5,018,701	$39.85	5,018,701	$394

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

In May 2011, the Company entered into an agreement with Goldman, Sachs & Co. to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company purchased 5,018,701 shares for $200 million.

On December 9, 2010, the Company’s Board of Directors authorized the repurchase of up to $600 million of the Company’s common stock through the end of 2012. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This repurchase authorization replaces all previous authorizations. As of August 5, 2011, $394 million of the Company’s outstanding common stock may still be purchased under this program.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Credit Agreement, dated as of November 18, 2005, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings, S.A., as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, and various Lending Institutions.*

4.2	Fourth Amendment to Credit Agreement and Waiver, dated as of June 15, 2010, by and among Crown Americas LLC, as U.S. Borrower, Crown European Holdings SA, as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, the financial institutions party thereto, including Deutsche Bank AG New York Branch, as lenders, The Bank of Nova Scotia, as Canadian Administrative Agent, and Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent, European Swing Line Lender, U.S. Swing Line Lender, Facing Agent and Collateral Agent.**

4.3	Sixth Amendment to Credit Agreement, dated as of June 9, 2011, by and among Crown Americas LLC, as U.S. Borrower, Crown European Holdings S.A., as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, the financial institutions party thereto, including Deutsche Bank AG New York Branch, as lenders, The Bank of Nova Scotia, as Canadian Administrative Agent, and Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent and Collateral Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Timothy J. Donahue, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.

*	The Company is filing this additional copy of its existing Credit Agreement, dated November 15, 2005, in order to include attachments previously omitted from the version originally filed as Exhibit 4.a to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2005. Other than such additional attachments, the Credit Agreement is unchanged from the previously filed version, which the Company also filed as an exhibit and incorporated by reference into its Annual Reports on Form 10-K for the years ended December 31, 2005, 2006, 2007, 2008, 2009 and 2010.

**	The Company is filing this additional copy of its existing Fourth Amendment to Credit Agreement and Waiver, dated June 15, 2010, in order to include attachments previously omitted from the version originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010. Other than such additional attachments, the Fourth Amendment to Credit Agreement and Waiver is unchanged from the previously filed version, which the Company also filed as an exhibit and incorporated by reference into its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and its Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc.
Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

Date: August 9, 2011