Form 10-Q
period 2011-09-30
CROWN HOLDINGS INC
filed 2011-11-07
CIK 1219601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

There were 151,168,669 shares of Common Stock outstanding as of November 1, 2011.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

Three months ended September 30	2011	2010

Net sales	$2,423	$2,205

Cost of products sold, excluding depreciation and amortization	1,980	1,788
Depreciation and amortization	47	40

Gross profit	396	377

Selling and administrative expense	96	82
Provision for asbestos	0	15
Provision for restructuring	2	17
Asset impairments and sales	(2)	(11)
Loss from early extinguishments of debt	0	16
Interest expense	58	55
Interest income	(2)	(3)
Translation and foreign exchange	(1)	(2)

Income before income taxes and equity earnings	245	208
Provision for income taxes	87	47
Equity earnings in affiliates	1	0

Net income	159	161
Net income attributable to noncontrolling interests	(30)	(35)

Net income attributable to Crown Holdings	$129	$126

Earnings per common share attributable to Crown Holdings:
Basic	$0.86	$0.79

Diluted	$0.84	$0.78

Weighted average common shares outstanding:
Basic	150,138,644	159,181,133
Diluted	152,680,719	161,674,329

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

Nine months ended September 30	2011	2010

Net sales	$6,586	$5,992

Cost of products sold, excluding depreciation and amortization	5,395	4,902
Depreciation and amortization	132	128

Gross profit	1,059	962

Selling and administrative expense	298	256
Provision for asbestos	0	15
Provision for restructuring	27	41
Asset impairments and sales	(2)	(18)
Loss from early extinguishments of debt	32	16
Interest expense	174	147
Interest income	(8)	(6)
Translation and foreign exchange	0	(4)

Income before income taxes and equity earnings	538	515
Provision for income taxes	182	143
Equity earnings in affiliates	1	0

Net income	357	372
Net income attributable to noncontrolling interests	(83)	(93)

Net income attributable to Crown Holdings	$274	$279

Earnings per common share attributable to Crown Holdings:
Basic	$1.80	$1.74

Diluted	$1.77	$1.71

Weighted average common shares outstanding:
Basic	152,347,988	160,280,362
Diluted	155,069,413	162,683,432

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)

(In millions)

(Unaudited)

	September 30, 2011	December 31, 2010

Assets
Current assets
Cash and cash equivalents	$479	$463
Receivables, net	1,317	936
Inventories	1,339	1,060
Prepaid expenses and other current assets	170	190

Total current assets	3,305	2,649

Goodwill	1,977	1,984
Property, plant and equipment, net	1,710	1,610
Other non-current assets	607	656

Total	$7,599	$6,899

Liabilities and equity
Current liabilities
Short-term debt	$295	$241
Current maturities of long-term debt	66	158
Accounts payable and accrued liabilities	2,021	1,978

Total current liabilities	2,382	2,377

Long-term debt, excluding current maturities	3,396	2,649
Postretirement and pension liabilities	1,142	1,159
Other non-current liabilities	499	485
Commitments and contingent liabilities (Note I)

Noncontrolling interests	280	325
Crown Holdings shareholders’ deficit	(100)	(96)

Total equity	180	229

Total	$7,599	$6,899

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)

(In millions)

(Unaudited)

Nine months ended September 30	2011	2010

Cash flows from operating activities
Net income	$357	$372
Adjustments to reconcile net income to net cash provided by / (used for) operating activities:
Depreciation and amortization	132	128
Provision for restructuring	27	41
Asset impairments and sales	(2)	(18)
Pension expense	74	83
Pension contributions	(56)	(43)
Stock-based compensation	15	17
Changes in assets and liabilities:
Receivables	(419)	(564)
Inventories	(299)	(120)
Accounts payable and accrued liabilities	(51)	48
Other, net	88	95

Net cash provided by/(used for) operating activities	(134)	39

Cash flows from investing activities
Capital expenditures	(273)	(187)
Proceeds from sale of property, plant and equipment	25	20
Other	0	3

Net cash used for investing activities	(248)	(164)

Cash flows from financing activities
Proceeds from long-term debt	1,421	718
Payments of long-term debt	(1,047)	(714)
Net change in revolving credit facility and short-term debt	342	448
Debt issue costs	(17)	(27)
Common stock issued	9	6
Common stock repurchased	(212)	(105)
Purchase of noncontrolling interests	(48)	(168)
Dividends paid to noncontrolling interests	(60)	(77)
Other	11	5

Net cash provided by financing activities	399	86

Effect of exchange rate changes on cash and cash equivalents	(1)	(5)

Net change in cash and cash equivalents	16	(44)

Cash and cash equivalents at January 1	463	459

Cash and cash equivalents at September 30	$479	$415

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In millions) (Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
				Accumulated
			Accumulated	Other		Total
	Common	Paid-in	Earnings/	Comprehensive	Treasury	Crown	Noncontrolling
	Stock	Capital	(Deficit)	Loss	Stock	Equity	Interests	Total

Balance at January 1, 2010	$929	$1,536	$(94)	$(2,255)	$(122)	$(6)	$389	$383

Comprehensive income:
Net income			279			279	93	372
Translation adjustments							(3)	(3)
Amortization of net loss and prior service cost included in pension and postretirement cost				50		50		50
Derivatives qualifying as hedges				3		3	(2)	1

Total comprehensive income						332	88	420

Dividends paid to noncontrolling interests							(77)	(77)
Restricted stock awarded		(3)			3
Stock-based compensation		17				17		17
Common stock issued		3			3	6		6
Common stock repurchased		(88)			(17)	(105)		(105)
Purchase of noncontrolling interests		(114)		9		(105)	(63)	(168)
Sale of business							(9)	(9)

Balance at September 30, 2010	$929	$1,351	$185	$(2,193)	$(133)	$139	$328	$467

Balance at January 1, 2011	$929	$1,231	$230	$(2,333)	$(153)	$(96)	$325	$229

Comprehensive income:
Net income			274			274	83	357
Translation adjustments				(26)		(26)	2	(24)
Amortization of net loss and prior service cost included in pension and postretirement cost				49		49		49
Derivatives qualifying as hedges				(65)		(65)	(4)	(69)

Total comprehensive income						232	81	313

Dividends paid to noncontrolling interests							(60)	(60)
Contribution from noncontrolling interests							2	2
Restricted stock awarded		(2)			2
Stock-based compensation		15				15		15
Common stock issued		6			3	9		9
Common stock repurchased		(186)			(26)	(212)		(212)
Purchase of noncontrolling interests		(48)				(48)	(68)	(116)

Balance at September 30, 2011	$929	$1,016	$504	$(2,375)	$(174)	$(100)	$280	$180

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share and statistical data)

(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of September 30, 2011 and the results of its operations for the three and nine month periods ended September 30, 2011 and 2010 and of its cash flows for the nine months ended September 30, 2011 and 2010. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

B.	Stock-Based Compensation

A summary of restricted stock transactions during the nine months ended September 30, 2011 follows:

Number of shares
Nonvested shares outstanding at January 1, 2011	1,059,481
Awarded:
Time-vesting (grant date fair value of $33.70)	121,940
Performance-based (grant date fair value of $41.69)	196,667
Performance-based – achieved 200% level (grant date fair value of $33.87)	145,278
Released:
Time-vesting shares awarded in 2008 through 2010	(235,313)
Performance-based shares awarded in 2008	(145,278)
Performance-based awards – achieved 200% level	(145,278)

Nonvested shares outstanding at September 30, 2011	997,497

The time-vesting awards vest ratably over three years. The performance-based shares cliff vest at the end of three years based on the results of the market criterion. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares awarded, and will be settled in stock. The estimated grant-date fair value of each performance-based share was calculated using a Monte Carlo valuation model. At September 30, 2011, unrecognized compensation cost related to unvested restricted stock was $7. The weighted average period over which the expense is expected to be recognized is 1.3 years.

The aggregate market value of the shares released and issued on the vesting dates was $18.

Crown Holdings, Inc.

C.	Inventories

Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the average cost method.

	September 30, 2011	December 31, 2010
Finished goods	$508	$365
Work in process	179	128
Raw materials and supplies	652	567

	$1,339	$1,060

D.	Fair Value Measurements

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

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively.

			Fair value at reporting date using
			Level 1		Level 2
	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Assets
Derivative instruments:
Foreign exchange	$23	$26			$23	$26
Commodities	9	53	$9	$53

Total	$32	$79	$9	$53	$23	$26

Liabilities
Derivative instruments:
Foreign exchange	$32	$15			$32	$15
Commodities	45	1	$45	$1

Total	$77	$16	$45	$1	$32	$15

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2011 mature between one and thirty-five months.

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

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassified from AOCI into earnings
Derivatives in cash flow hedges	Quarter ended Sept. 30, 2011	Nine months ended Sept. 30, 2011	Quarter ended Sept. 30, 2011	Nine months ended Sept. 30, 2011

Foreign exchange contracts	$(1)	$(5)	$(2)	$(3	)(1)
Commodity contracts	(41)	(41)	6	22	(2)

Total	$(42)	$(46)	$4	$19

Crown Holdings, Inc.

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassified from AOCI into earnings
Derivatives in cash flow hedges	Quarter ended Sept. 30, 2010	Nine months ended Sept. 30, 2010	Quarter ended Sept. 30, 2010	Nine months ended Sept. 30, 2010

Cross-currency swap	$(28)	$11	$(27)	$14	(3)
Foreign exchange contracts	(4)	1		3	(4)
Commodity contracts	24	12	(2)	4	(5)

Total	$(8)	$24	$(29)	$21

(1)	Within the Statement of Operations for the three months ended September 30, 2011, $1 was credited to cost of products sold and $3 was charged to net sales. During the nine months ended September 30, 2011, $2 was charged to net sales and $1 was charged to cost of products sold.
(2)	Within the Statement of Operations for the three months ended September 30, 2011, $8 was credited to cost of products sold and $2 was charged to income tax expense. During the nine months ended September 30, 2011, $30 was credited to cost of products sold and $8 was charged to income tax expense.
(3)	Within the Statement of Operations for the three months ended September 30, 2010, $27 was charged to translation and foreign exchange. During the nine months ended September 30, 2010, $14 was credited to translation and foreign exchange.
(4)	Within the Statement of Operations for the three months ended September 30, 2010, $1 was charged to net sales and $1 was credited to cost of products sold. During the nine months ended September 30, 2010, $1 was credited to net sales and $2 was credited to cost of products sold.
(5)	Within the Statement of Operations for the three and nine months ended September 30, 2010 $2 was charged to income tax expense and for the nine months ended September 30, 2010, $6 was credited to cost of products sold.

For the twelve month period ending September 30, 2012, a net loss of $29 ($23, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the three and nine months ended September 30, 2011 and 2010 in connection with anticipated transactions that were no longer considered probable and the ineffective portion recorded in earnings was less than $1.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items. Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the nine months ended September 30, 2011.

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

Crown Holdings, Inc.

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of $4 for the three months ended September 30, 2011 and gains of $10 and $2 for the three and nine months ended September 30, 2010. The impact on earnings from foreign exchange contracts not designated as hedges were losses of $25 and $6 for the three and nine months ended September 30, 2011 and a loss of $8 and a gain of $17 for the same periods in 2010. These adjustments were reported within translation and foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged items.

The fair values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 were:

Derivative Assets	Balance Sheet Classification	September 30,	December 31,
		2011	2010
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$9	$12
Commodity contracts	Other current assets	8	40
Commodity contracts	Other non-current assets	1	13

Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	14	14

	Total	$32	$79

Derivative Liabilities	Balance Sheet Classification
Derivatives designated as hedges:

Foreign exchange contracts	Accounts payable and accrued liabilities	$9	$12
Commodity contracts	Accounts payable and accrued liabilities	36	1
Commodity contracts	Other non-current liabilities	9	0

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts payable and accrued liabilities	23	3

	Total	$77	$16

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 were:

	September 30, 2011	December 31, 2010
Derivatives in cash flow hedges:
Foreign exchange	$422	$751
Commodities	465	326

Derivatives in fair value hedges:
Foreign exchange	157	256

Derivatives not designated as hedges:
Foreign exchange	710	827

Crown Holdings, Inc.

F.	Restructuring

During the first nine months of 2011, the Company recorded a pre-tax charge of $27 for restructuring costs, including $20 related to the relocation of the Company’s European Division headquarters and management to Switzerland, $4 related to severance costs in the Company’s European Specialty Packaging segment and $3 related to prior restructuring actions in the Company’s North America Food segment.

During the first nine months of 2010, the Company recorded a pre-tax charge of $41 for restructuring costs, including $25 related to plant closures in the Company’s North America Food segment and $16 related to the relocation of the Company’s European Division headquarters and management to Switzerland.

European Division Headquarters

During the first nine months of 2010, the Company recorded a pre-tax charge of $16 related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location and increased efficiencies.

During the first nine months of 2011, the Company recorded a pre-tax charge of $20 related to the relocation of which $19 represents the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay these costs over the next four years. As of September 30, 2011, the Company incurred costs of $34 which are expected to be the total costs related to the relocation.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Asset writedowns	Total

Balance at January 1, 2010	$0	$0	$0	$0
Provisions	13	3	0	16
Payments made	(0)	(1)	0	(1)

Balance at September 30, 2010	$13	$2	$0	$15

	Termination benefits	Other exit costs	Asset writedowns	Total

Balance at January 1, 2011	$8	$2	$0	$10
Provisions	1	19	0	20
Payments made	(3)	(2)	0	(5)

Balance at September 30, 2011	$6	$19	$0	$25

North America Food

In 2010 and 2009, the Company closed certain Canadian food can plants in an effort to reduce costs through consolidation of its U.S. and Canadian operations. The actions resulted in headcount reductions of approximately 400 and are expected to be completed in 2011.

During the first nine months of 2011, the Company recorded a pre-tax charge of $3 related to the closures. As of September 30, 2011, the Company incurred total costs of $55 and expects to incur future additional charges of approximately $1 for strip and clean costs and may incur future additional charges for pension settlements of approximately $40 when the Company receives regulatory approval and settles the obligations. The Company expects the total cash cost related to the pension settlements to be approximately $15.

Crown Holdings, Inc.

The following table summarizes the restructuring accrual balances and utilization by cost type for these actions:

	Termination benefits	Other exit costs	Asset writedowns	Total

Balance at January 1, 2010	$6	$0	$0	$6
Provision	10	5	10	25
Payments	(4)	(5)	0	(9)
Reclassified to other accounts	(5)	0	(10)	(15)

Balance at September 30, 2010	$7	$0	$0	$7

Balance at January 1, 2011	$3	$0	$0	$3
Provisions	1	2	0	3
Payments made	(2)	(2)	0	(4)

Balance at September 30, 2011	$2	$0	$0	$2

European Food

In 2009, the Company initiated a restructuring as part of ongoing cost reduction efforts in its European Food segment. The restructuring resulted in a headcount reduction of approximately 160 and is expected to be completed in 2011. The Company incurred total costs of $14 which are expected to be the total costs related to the restructuring.

The following table summarizes the restructuring accrual balances and utilization by cost type for this action:

	Termination benefits	Other exit costs	Asset writedowns	Total

Balance at January 1, 2010	$14	$0	$0	$14
Payments made	(6)	0	0	(6)

Balance at September 30, 2010	$8	$0	$0	$8

Balance at January 1, 2011	$8	$0	$0	$8
Payments made	(3)	0	0	(3)

Balance at September 30, 2011	$5	$0	$0	$5

Other

In 2009, the Company initiated a restructuring as part of ongoing cost reduction efforts primarily in its European Specialty Packaging segment. The restructuring resulted in a headcount reduction of approximately 90 and is expected to be completed in 2011. The Company incurred costs of $5 which are expected to be the total costs related to the restructuring.

During the first nine months of 2011, the Company initiated a restructuring as part of ongoing cost reduction efforts in its European Specialty Packaging segment. The restructuring resulted in a headcount reduction of approximately 32 and is expected to be completed in 2011. The Company incurred costs of $4 which are expected to be the total costs related to the restructuring.

Crown Holdings, Inc.

The following table summarizes the restructuring accrual balances and utilization by cost type for these actions:

	Termination benefits	Other exit costs	Asset writedowns	Total

Balance at January 1, 2010	$5	$0	$0	$5
Payments made	(3)	0	0	(3)

Balance at September 30, 2010	$2	$0	$0	$2

Balance at January 1, 2011	$2	$0	$0	$2
Provisions	4	0	0	4
Payments made	(1)	0	0	(1)

Balance at September 30, 2011	$5	$0	$0	$5

G.	Debt

In January 2011, the Company sold $700 principal amount of 6.25% senior notes due 2021. The notes were issued at par by Crown Americas LLC and Crown Americas Capital Corp. III, each a subsidiary of the Company, and are unconditionally guaranteed by the Company and substantially all of its U.S. subsidiaries. The Company paid $11 in bond issue costs that will be amortized over the term of the debt. In addition, concurrently with the offering of the notes, the Company retired all of its $600 outstanding 7.75% senior notes due 2015. The Company recorded a loss from early extinguishment of debt of $30 including $25 for premiums paid and $5 for the write off of deferred financing fees.

In June 2011, the Company amended its existing senior secured credit facilities to add a $200 term loan facility and a €274 ($367 at September 30, 2011) term loan facility, each of which will mature in June 2016 and bear interest at LIBOR or EURIBOR plus 1.75%. The Company paid $6 in issuance costs that will be amortized over the term of the facilities The Company used borrowings under the facilities to repay its existing $147 and €108 ($159) term loans, which were scheduled to mature in November 2012, and to redeem all €83 ($121) of its outstanding 6.25% first priority senior secured notes due September 2011 and to pay accrued interest and related fees. The Company recorded a loss from early extinguishment of debt of $2.

Crown Holdings, Inc.

The Company’s outstanding debt at September 30, 2011 and December 31, 2010 was as follows.

	September 30 2011	December 31 2010

Short-term debt	$295	$241

Long-term debt
Senior secured borrowings:
Revolving credit facilities	$472	$184
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2012	0	147
Euro at EURIBOR plus 1.75% due 2012	0	145
U.S. dollar at LIBOR plus 1.75% due 2016	200	0
Euro (€274 at September 30, 2011) at EURIBOR plus 1.75% due 2016	367	0
Euro 6.25% first priority notes due 2011	0	112

Senior notes and debentures:
U.S. dollar 7.75% due 2015	0	600
U.S. dollar 7.625% due 2017	400	400
Euro (€500 at September 30, 2011) 7.125% due 2018	670	669
U.S. dollar 6.25% due 2021	700	0
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	250	148
Unamortized discounts	(11)	(12)

Total long-term debt	3,462	2,807
Less: current maturities	(66)	(158)

Total long-term debt, less current maturities	$3,396	$2,649

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $3,323 at September 30, 2011.

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

During the nine months ended September 30, 2011, the Company paid $14 to settle outstanding claims and had claims activity as follows:

Beginning claims	50,000
New claims	2,000
Settlements or dismissals	(2,000)

Ending claims	50,000

As of December 31, the Company’s outstanding claims by year of exposure and state filed were:

	2010	2009
Claimants alleging first exposure after 1964	15,000	15,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	12,000	12,000
Pennsylvania	2,000	2,000
Other states that have enacted asbestos legislation	6,000	6,000
Other states	15,000	15,000

Total claims outstanding	50,000	50,000

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

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2010	2009	2008
Total claims	18%	16%	15%
Pre-1964 claims in states without asbestos legislation	31%	29%	25%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against us. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2011.

As of September 30, 2011, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $235, including $186 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2020. The Company’s accrual excludes potential costs for claims beyond 2020 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

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

In August 2010, the Spanish National Antitrust Commission issued a Proposal for Resolution (Propuesta de Resolución) alleging that Crown European Holdings SA, a wholly-owned subsidiary of the Company, and one of its subsidiaries violated Spanish and European competition law by coordinating certain commercial terms and exchanging information with competitors in Spain. In May 2011, the Antitrust Commission concluded that there was no violation and closed the investigation without rendering a formal decision. There can be no assurance that the Antitrust Commission will not re-open its investigation against the Company’s subsidiary in the event new facts or other circumstances justify a new investigation.

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

The Company’s Italian subsidiaries have received or expect to receive assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers’ failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004 and 2005 and additional assessments are expected to cover periods 2006 through 2009. The expected total assessments resulting from these third party suppliers failing to remit the tax payments are approximately €40 ($54 at September 30, 2011) plus any applicable interest and penalties. The Company intends to dispute these assessments and believes that, if necessary, it should be able to successfully demonstrate in the Italian courts that it has no additional liability for the asserted taxes. While the Company intends to dispute the assessments, there can be no assurance that it will be successful in such disputes or regarding the final amount of additional taxes, if any, payable to the Italian tax authorities.

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

Crown Holdings, Inc.

At September 30, 2011, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $13. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 2011, the Company also had guarantees of $16 related to the residual values of leased assets.

J.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the periods ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net income attributable to Crown Holdings	$129	$126	$274	$279

Weighted average shares outstanding:
Basic	150.1	159.2	152.3	160.3
Add: dilutive stock options and restricted stock	2.6	2.5	2.8	2.4

Diluted	152.7	161.7	155.1	162.7

Basic earnings per share	$0.86	$0.79	$1.80	$1.74

Diluted earnings per share	$0.84	$0.78	$1.77	$1.71

For the nine months ended September 30, 2010, 2.3 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. An immaterial amount of antidilutive shares was excluded from the computation in the other periods presented.

K.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits – U.S. Plans	2011	2010	2011	2010

Service cost	$3	$3	$9	$7
Interest cost	18	18	54	54
Expected return on plan assets	(20)	(20)	(60)	(60)
Recognized prior service cost	1		2	1
Recognized net loss	12	16	36	50

Net periodic cost	$14	$17	$41	$52

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits – Non-U.S. Plans	2011	2010	2011	2010

Service cost	$7	$7	$19	$20
Interest cost	42	39	121	115
Expected return on plan assets	(50)	(45)	(147)	(133)
Recognized prior service (credit)/cost	0	(2)	1	(4)
Recognized net loss	12	10	39	33
Curtailment	0	0	0	5

Net periodic cost	$11	$9	$33	$36

Crown Holdings, Inc.

	Three Months Ended September 30		Nine Months Ended September 30
Other Postretirement Benefits	2011	2010	2011	2010

Service cost	$1	$2	$6	$6
Interest cost	5	7	16	22
Recognized prior service credit	(8)	(5)	(25)	(16)
Recognized net loss	3		10	5

Net periodic cost	$1	$4	$7	$17

L.	Accelerated Share Repurchase

In December 2010, the Company entered into an agreement to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 4,354,838 shares for $150. The purchase price of these shares was subject to an adjustment based on the Company’s volume-weighted average stock price during the term of the transaction. The purchase price adjustment was settled in April, 2011 and resulted in an additional cash payment of $6.

In May 2011, the Company entered into an agreement to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company purchased 5,018,701 shares for $200.

M.	Income Taxes

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

U.S. statutory rate at 35%	$86	$73	$188	$180
Tax on foreign income	(9)	(18)	(44)	(42)
Valuation allowance	(13)	(10)	(1)	(3)
Nontaxable settlement of legal dispute	0	0	0	(7)
Tax law changes	28	2	25	10
Other items, net	(5)	0	14	5

Income tax provision	$87	$47	$182	$143

The other items caption for the nine months ended September 30, 2011 includes $20 of increase due to tax charges in connection with the relocation of the Company’s European headquarters and management to Switzerland, partially offset by other net differences.

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

Crown Holdings, Inc.

The tables below present information about operating segments for the three and nine months ended September 30, 2011 and 2010:

	External Sales		External Sales
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Americas Beverage	$594	$547	$1,697	$1,576
North America Food	271	275	676	686
European Beverage	451	411	1,291	1,164
European Food	623	558	1,554	1,383
European Specialty Packaging	122	108	341	296

Total reportable segments	2,061	1,899	5,559	5,105

Non-reportable segments	362	306	1,027	887

Total	$2,423	$2,205	$6,586	$5,992

The primary sources of revenue included in non-reportable segments are the Company’s aerosol can businesses in North America, Europe and Thailand, the Company’s beverage can businesses in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and the Company’s food can and closures business in Thailand.

	Intersegment Sales		Intersegment Sales
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Americas Beverage	$19	$25	$61	$62
North America Food	6	4	12	7
European Beverage	0	0	1	0
European Food	27	23	89	60
European Specialty Packaging	16	14	53	40

Total reportable segments	68	66	216	169

Non-reportable segments	24	22	62	45

Total	$92	$88	$278	$214

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Americas Beverage	$77	$74	$217	$204
North America Food	49	42	115	91
European Beverage	61	70	176	197
European Food	87	83	202	182
European Specialty Packaging	11	12	30	23

Total reportable segments	$285	$281	$740	$697

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three and nine months ended September 30, 2011 and 2010 follows:

	Segment Income		Segment Income
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Segment income of reportable segments	$285	$281	$740	$697
Segment income of non-reportable segments	62	57	174	149
Corporate and unallocated items	(47)	(43)	(153)	(140)
Provision for asbestos	0	(15)	0	(15)
Provision for restructuring	(2)	(17)	(27)	(41)
Asset impairments and sales	2	11	2	18
Loss from early extinguishments of debt	0	(16)	(32)	(16)
Interest expense	(58)	(55)	(174)	(147)
Interest income	2	3	8	6
Translation and foreign exchange	1	2	0	4

Income before income taxes and equity earnings	$245	$208	$538	$515

For the three and nine months ended September 30, 2011, intercompany profit of $2 and $4 related to non-reportable segments was eliminated within the segment income of non-reportable segments. For the three and nine months ended September 30, 2010, the intercompany profit elimination was less than $1.

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

O.	Subsequent Event

In October 2011, the Company’s beverage can plant in Thailand was shut down due to damage caused by severe flooding. The Company has also temporarily suspended operations at its food and aerosol plants in the Bangkok region. The Company expects that operations at the beverage can plant could be suspended for as long as twelve months. The Company is currently evaluating the extent of the damage at the beverage can plant and insurance coverage to assess the impact on the Company’s operations and consolidated financial statements. As of September 30, 2011, the net carrying value of property, plant and equipment at the beverage can plant was $29 and inventory was $14. For the nine months ended September 30, 2011, the Company’s beverage can sales from this plant were $42.

Crown Holdings, Inc.

P.	Condensed Combining Financial Information

Crown European Holdings SA (Issuer), a 100% owned subsidiary of the Company, has €500 ($670 at September 30, 2011) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:

•	statements of operations for the three and nine months ended September 30, 2011 and 2010,

•	balance sheets as of September 30, 2011 and December 31, 2010, and

•	statements of cash flows for the nine months ended September 30, 2011 and 2010 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,326	$1,097		$2,423
Cost of products sold, excluding depreciation and amortization			1,077	903		1,980
Depreciation and amortization			21	26		47

Gross profit			228	168		396

Selling and administrative expense		$(1)	73	24		96
Provision for restructuring			2	0		2
Asset impairments and sales			(2)			(2)
Net interest expense		20	24	12		56
Technology royalty			(10)	10
Translation and foreign exchange			(1)			(1)

Income/(loss) before income taxes		(19)	142	122		245
Provision for income taxes			60	27		87
Equity earnings in affiliates	$129	100	47		$(275)	1

Net income	129	81	129	95	(275)	159
Net income attributable to noncontrolling interests				(30)		(30)

Net income attributable to Crown Holdings	$129	$81	$129	$65	$(275)	$129

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,256	$949		$2,205
Cost of products sold, excluding depreciation and amortization		$(4)	1,027	765		1,788
Depreciation and amortization			21	19		40

Gross profit		4	208	165		377

Selling and administrative expense			62	20		82
Provision for asbestos			15			15
Provision for restructuring			17			17
Asset impairments and sales		(1)	(12)	2		(11)
Loss from early extinguishment of debt		5	11			16
Net interest expense		14	34	4		52
Technology royalty			(11)	11
Translation and foreign exchange				(2)		(2)

Income/(loss) before income taxes		(14)	92	130		208
Provision for income taxes			10	37		47
Equity earnings in affiliates	$126	92	44		$(262)

Net income	126	78	126	93	(262)	161
Net income attributable to noncontrolling interests				(35)		(35)

Net income attributable to Crown Holdings	$126	$78	$126	$58	$(262)	$126

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$3,675	$2,911		$6,586
Cost of products sold, excluding depreciation and amortization		$(1)	3,018	2,378		5,395
Depreciation and amortization			61	71		132

Gross profit		1	596	462		1,059

Selling and administrative expense		(2)	230	70		298
Provision for restructuring			27	0		27
Asset impairments and sales			(184)		$182	(2)
Loss from early extinguishment of debt		2	30			32
Net interest expense		59	79	28		166
Technology royalty			(25)	25
Translation and foreign exchange			(1)	1

Income/(loss) before income taxes		(58)	440	338	(182)	538
Provision for income taxes		1	99	82		182
Equity earnings/(loss) in affiliates	$274	239	(67)		(445)	1

Net income	274	180	274	256	(627)	357
Net income attributable to noncontrolling interests				(83)		(83)

Net income attributable to Crown Holdings	$274	$180	$274	$173	$(627)	$274

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$3,464	$2,528		$5,992
Cost of products sold, excluding depreciation and amortization		$(10)	2,878	2,034		4,902
Depreciation and amortization			66	62		128

Gross profit		10	520	432		962

Selling and administrative expense		(1)	183	74		256
Provision for asbestos			15			15
Provision for restructuring			41			41
Asset impairments and sales			(14)	(4)		(18)
Loss from early extinguishment of debt		5	11			16
Net interest expense		18	112	11		141
Technology royalty			(27)	27
Translation and foreign exchange			(2)	(2)		(4)

Income/(loss) before income taxes		(12)	201	326		515
Provision for income taxes			69	74		143
Equity earnings in affiliates	$279	199	147		$(625)

Net income	279	187	279	252	(625)	372
Net income attributable to noncontrolling interests				(93)		(93)

Net income attributable to Crown Holdings	$279	$187	$279	$159	$(625)	$279

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$56	$423		$479
Receivables, net		$29	400	888		1,317
Intercompany receivables		2	69	18	$(89)
Inventories			697	642		1,339
Prepaid expenses and other current assets		3	144	23		170

Total current assets		34	1,366	1,994	(89)	3,305

Intercompany debt receivables		1,257	3,270	265	(4,792)
Investments	$493	3,178	(586)		(3,085)
Goodwill			1,404	573		1,977
Property, plant and equipment, net			595	1,115		1,710
Other non-current assets		15	543	49		607

Total	$493	$4,484	$6,592	$3,996	$(7,966)	$7,599

Liabilities and equity
Current liabilities
Short-term debt		$19	$34	$242		$295
Current maturities of long-term debt			1	65		66
Accounts payable and accrued liabilities	$18	9	1,222	772		2,021
Intercompany payables			18	71	$(89)

Total current liabilities	18	28	1,275	1,150	(89)	2,382

Long-term debt, excluding current maturities		1,118	2,096	182		3,396
Long-term intercompany debt	575	2,108	1,271	838	(4,792)
Postretirement and pension liabilities			1,124	18		1,142
Other non-current liabilities			335	164		499
Commitments and contingent liabilities

Noncontrolling interests			(2)	282		280
Crown Holdings shareholders’ equity/(deficit)	(100)	1,230	493	1,362	(3,085)	(100)

Total equity/(deficit)	(100)	1,230	491	1,644	(3,085)	180

Total	$493	$4,484	$6,592	$3,996	$(7,966)	$7,599

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net cash provided by/(used for) operating activities	$5	$(38)	$(72)	$(29)		$(134)

Cash flows from investing activities
Capital expenditures			(62)	(211)		(273)
Intercompany investing activities		6	247	(180)	$(73)
Proceeds from sale of property, plant and equipment			25			25

Net cash provided by/(used for) investing activities		6	210	(391)	(73)	(248)

Cash flows from financing activities
Proceeds from long-term debt		385	900	136		1,421
Payments of long-term debt		(277)	(747)	(23)		(1,047)
Net change in revolving credit facility and short-term debt		53	246	43		342
Debt issue costs		(3)	(14)			(17)
Net change in long-term intercompany balances	198	(129)	(503)	434
Common stock issued	9					9
Common stock repurchased	(212)					(212)
Dividends paid				(73)	73
Purchase of noncontrolling interests			(37)	(11)		(48)
Dividends paid to noncontrolling interests				(60)		(60)
Other		3	8			11

Net cash provided by/(used for) financing activities	(5)	32	(147)	446	73	399

Effect of exchange rate changes on cash and cash equivalents				(1)		(1)

Net change in cash and cash equivalents			(9)	25		16

Cash and cash equivalents at January 1			65	398		463

Cash and cash equivalents at September 30	$0	$0	$56	$423	$0	$479

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

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•	statements of operations for the three and nine months ended September 30, 2011 and 2010,

•	balance sheets as of September 30, 2011 and December 31, 2010, and

•	statements of cash flows for the nine months ended September 30, 2011 and 2010 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$2,423		$2,423
Cost of products sold, excluding depreciation and amortization			1,980		1,980
Depreciation and amortization			47		47

Gross profit			396		396

Selling and administrative expense		$3	93		96
Provision for restructuring			2		2
Asset impairments and sales			(2)		(2)
Net interest expense		21	35		56
Translation and foreign exchange			(1)		(1)

Income/(loss) before income taxes		(24)	269		245
Provision for income taxes		11	76		87
Equity earnings in affiliates	$129	164	1	$(293)	1

Net income	129	129	194	(293)	159
Net income attributable to noncontrolling interests			(30)		(30)

Net income attributable to Crown Holdings	$129	$129	$164	$(293)	$129

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$2,205		$2,205
Cost of products sold, excluding depreciation and amortization			1,788		1,788
Depreciation and amortization			40		40

Gross profit			377		377

Selling and administrative expense		$2	80		82
Provision for asbestos		15			15
Provision for restructuring			17		17
Asset impairments and sales			(11)		(11)
Loss from early extinguishment of debt			16		16
Net interest expense		20	32		52
Translation and foreign exchange			(2)		(2)

Income/(loss) before income taxes		(37)	245		208
Provision for/(benefit from) income taxes		(2)	49		47
Equity earnings in affiliates	$126	161		$(287)

Net income	126	126	196	(287)	161
Net income attributable to noncontrolling interests			(35)		(35)

Net income attributable to Crown Holdings	$126	$126	$161	$(287)	$126

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$6,586		$6,586
Cost of products sold, excluding depreciation and amortization			5,395		5,395
Depreciation and amortization			132		132

Gross profit			1,059		1,059

Selling and administrative expense		$8	290		298
Provision for restructuring			27		27
Asset impairments and sales			(2)		(2)
Loss from early extinguishment of debt			32		32
Net interest expense		63	103		166
Translation and foreign exchange			0		0

Income/(loss) before income taxes		(71)	609		538
Provision for income taxes		6	176		182
Equity earnings in affiliates	$274	351	1	$(625)	1

Net income	274	274	434	(625)	357
Net income attributable to noncontrolling interests			(83)		(83)

Net income attributable to Crown Holdings	$274	$274	$351	$(625)	$274

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net sales			$5,992		$5,992
Cost of products sold, excluding depreciation and amortization			4,902		4,902
Depreciation and amortization			128		128

Gross profit			962		962

Selling and administrative expense		$(14)	270		256
Provision for asbestos		15			15
Provision for restructuring			41		41
Asset impairments and sales			(18)		(18)
Loss from early extinguishment of debt			16		16
Net interest expense		62	79		141
Translation and foreign exchange			(4)		(4)

Income/(loss) before income taxes		(63)	578		515
Provision for/(benefit from) income taxes		(2)	145		143
Equity earnings in affiliates	$279	340		$(619)

Net income	279	279	433	(619)	372
Net income attributable to noncontrolling interests			(93)		(93)

Net income attributable to Crown Holdings	$279	$279	$340	$(619)	$279

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$479		$479
Receivables, net			1,317		1,317
Inventories			1,339		1,339
Prepaid expenses and other current assets		$79	91		170

Total current assets		79	3,226		3,305

Intercompany debt receivables			1,267	$(1,267)
Investments	$493	1,398		(1,891)
Goodwill			1,977		1,977
Property, plant and equipment, net			1,710		1,710
Other non-current assets		416	191		607

Total	$493	$1,893	$8,371	$(3,158)	$7,599

Liabilities and equity
Current liabilities
Short-term debt			$295		$295
Current maturities of long-term debt			66		66
Accounts payable and accrued liabilities	$18	$39	1,964		2,021

Total current liabilities	18	39	2,325		2,382

Long-term debt, excluding current maturities		411	2,985		3,396
Long-term intercompany debt	575	692		$(1,267)
Postretirement and pension liabilities			1,142		1,142
Other non-current liabilities		258	241		499
Commitments and contingent liabilities

Noncontrolling interests			280		280
Crown Holdings shareholders’ equity/(deficit)	(100)	493	1,398	(1,891)	(100)

Total equity/(deficit)	(100)	493	1,678	(1,891)	180

Total	$493	$1,893	$8,371	$(3,158)	$7,599

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net cash provide by/(used for) operating activities	$5	$(54)	$(85)		$(134)

Cash flows from investing activities
Capital expenditures			(273)		(273)
Proceeds from sale of property, plant and equipment			25		25
Investment dividends		36		$(36)
Other			0		0

Net cash provided by/(used for) investing activities		36	(248)	(36)	(248)

Cash flows from financing activities
Proceeds from long-term debt			1,421		1,421
Payments of long-term debt			(1,047)		(1,047)
Net change in revolving credit facility and short-term debt			342		342
Debt issue costs			(17)		(17)
Net change in long-term intercompany balances	198	55	(253)
Common stock issued	9				9
Common stock repurchased	(212)				(212)
Dividends paid			(36)	36
Purchase of noncontrollling interests		(37)	(11)		(48)
Dividend paid to noncontrolling interests			(60)		(60)
Other			11		11

Net cash provided by/(used for) financing activities	(5)	18	350	36	399

Effect of exchange rate changes on cash and cash equivalents			(1)		(1)

Net change in cash and cash equivalents			16		16

Cash and cash equivalents at January 1			463		463

Cash and cash equivalents at September 30	$0	$0	$479	$0	$479

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2010

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company

Net cash provided by operating activities	$14	$1	$24		$39

Cash flows from investing activities
Capital expenditures			(187)		(187)
Proceeds from sale of property, plant and equipment			20		20
Intercompany investing activities		46		$(46)
Other			3		3

Net cash provided by/(used for) investing activities		46	(164)	(46)	(164)

Cash flows from financing activities
Proceeds from long-term debt			718		718
Payments of long-term debt			(714)		(714)
Net change in revolving credit facility and short-term debt			448		448
Net change in long-term intercompany balances	85	(47)	(38)
Common stock issued	6				6
Common stock repurchased	(105)				(105)
Purchase of noncontrolling interests			(168)		(168)
Dividends paid			(46)	46
Dividend paid to noncontrolling interests			(77)		(77)
Other			(22)		(22)

Net cash provided by/(used for) financing activities	(14)	(47)	101	46	86

Effect of exchange rate changes on cash and cash equivalents			(5)		(5)

Net change in cash and cash equivalents			(44)		(44)

Cash and cash equivalents at January 1			459		459

Cash and cash equivalents at September 30	$0	$0	$415	$0	$415

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuers), 100% owned subsidiaries of the Company, have $400 principal amount of 7.625% senior notes due 2017 and $700 principal amount of 6.25% senior notes due 2021 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations for the three and nine months ended September 30, 2011 and 2010,

•	balance sheets as of September 30, 2011 and December 31, 2010, and

•	statements of cash flows for the nine months ended September 30, 2011 and 2010 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$634	$1,789		$2,423
Cost of products sold, excluding depreciation and amortization			505	1,475		1,980
Depreciation and amortization			10	37		47

Gross profit			119	277		396

Selling and administrative expense		$2	33	61		96
Provision for restructuring			0	2		2
Asset impairments and sales				(2)		(2)
Net interest expense		10	22	24		56
Technology royalty			(16)	16
Translation and foreign exchange				(1)		(1)

Income/(loss) before income taxes		(12)	80	177		245
Provision for/(benefit from) income taxes		(5)	60	32		87
Equity earnings in affiliates	$129	69	109		$(306)	1

Net income	129	62	129	145	(306)	159
Net income attributable to noncontrolling interests				(30)		(30)

Net income attributable to Crown Holdings	$129	$62	$129	$115	$(306)	$129

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the three months ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$612	$1,593		$2,205
Cost of products sold, excluding depreciation and amortization			503	1,285		1,788
Depreciation and amortization			10	30		40

Gross profit			99	278		377

Selling and administrative expense		$2	28	52		82
Provision for asbestos			15			15
Provision for restructuring				17		17
Asset impairments and sales		(2)	2	(11)		(11)
Loss from early extinguishment of debt		11		5		16
Net interest expense		10	24	18		52
Technology royalty			(13)	13
Translation and foreign exchange				(2)		(2)

Income/(loss) before income taxes		(21)	43	186		208
Provision for/(benefit from) income taxes		(8)	13	42		47
Equity earnings in affiliates	$126	59	96		$(281)

Net income	126	46	126	144	(281)	161
Net income attributable to noncontrolling interests				(35)		(35)

Net income attributable to Crown Holdings	$126	$46	$126	$109	$(281)	$126

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,770	$4,816		$6,586
Cost of products sold, excluding depreciation and amortization			1,431	3,964		5,395
Depreciation and amortization			29	103		132

Gross profit			310	749		1,059

Selling and administrative expense		$5	103	190		298
Provision for restructuring			0	27		27
Asset impairments and sales				(2)		(2)
Loss from early extinguishment of debt		30	2			32
Net interest expense		36	62	68		166
Technology royalty			(39)	39

Income/(loss) before income taxes		(71)	182	427		538
Provision for/(benefit from) income taxes		(27)	104	105		182
Equity earnings in affiliates	$274	185	196		$(654)	1

Net income	274	141	274	322	(654)	357
Net income attributable to noncontrolling interests				(83)		(83)

Net income attributable to Crown Holdings	$274	$141	$274	$239	$(654)	$274

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net sales			$1,731	$4,261		$5,992
Cost of products sold, excluding depreciation and amortization			1,448	3,454		4,902
Depreciation and amortization			30	98		128

Gross profit			253	709		962

Selling and administrative expense		$3	83	170		256
Provision for asbestos			15			15
Provision for restructuring				41		41
Asset impairments and sales		(2)	2	(18)		(18)
Loss from early extinguishment of debt		11		5		16
Net interest expense		28	74	39		141
Technology royalty			(32)	32
Translation and foreign exchange				(4)		(4)

Income/(loss) before income taxes		(40)	111	444		515
Provision for/(benefit from) income taxes		(15)	57	101		143
Equity earnings in affiliates	$279	125	225		$(629)

Net income	279	100	279	343	(629)	372
Net income attributable to noncontrolling interests				(93)		(93)

Net income attributable to Crown Holdings	$279	$100	$279	$250	$(629)	$279

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$31	$1	$447		$479
Receivables, net			11	1,306		1,317
Intercompany receivables			58	17	$(75)
Inventories			311	1,028		1,339
Prepaid expenses and other current assets		1	88	81		170

Total current assets		32	469	2,879	(75)	3,305

Intercompany debt receivables		1,436	1,411	222	(3,069)
Investments	$493	1,354	814		(2,661)
Goodwill			453	1,524		1,977
Property, plant and equipment, net		1	295	1,414		1,710
Other non-current assets		30	388	189		607

Total	$493	$2,853	$3,830	$6,228	$(5,805)	$7,599

Liabilities and equity
Current liabilities
Short-term debt				$295		$295
Current maturities of long-term debt			$1	65		66
Accounts payable and accrued liabilities	$18	$32	352	1,619		2,021
Intercompany payables			17	58	$(75)

Total current liabilities	18	32	370	2,037	(75)	2,382

Long-term debt, excluding current maturities		1,577	411	1,408		3,396
Long-term intercompany debt	575	735	1,448	311	(3,069)
Postretirement and pension liabilities			816	326		1,142
Other non-current liabilities			292	207		499
Commitments and contingent liabilities

Noncontrolling interests				280		280
Crown Holdings shareholders’ equity/(deficit)	(100)	509	493	1,659	(2,661)	(100)

Total equity/(deficit)	(100)	509	493	1,939	(2,661)	180

Total	$493	$2,853	$3,830	$6,228	$(5,805)	$7,599

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net provided by/(used for) operating activities	$5	$(25)	$139	$(253)		$(134)

Cash flows from investing activities
Capital expenditures			(27)	(246)		(273)
Proceeds from sale of property, plant and equipment				25		25
Intercompany investing activities		11	38	24	$(73)
Other			0	0		0

Net cash provided by/(used for) investing activities		11	11	(197)	(73)	(248)

Cash flows from financing activities
Proceeds from long-term debt		900		521		1,421
Payments of long-term debt		(746)	(1)	(300)		(1,047)
Net change in revolving credit facility and short-term debt		140		202		342
Debt issuance costs		(14)		(3)		(17)
Net change in long-term intercompany balances	198	(273)	(112)	187
Common stock issued	9					9
Common stock repurchased	(212)					(212)
Purchase of noncontrolling interests			(37)	(11)		(48)
Dividends paid				(73)	73
Dividends paid to noncontrolling interests				(60)		(60)
Other				11		11

Net cash provided by/(used for) financing activities	(5)	7	(150)	474	73	399

Effect of exchange rate changes on cash and cash equivalents				(1)		(1)

Net change in cash and cash equivalents		(7)		23		16

Cash and cash equivalents at January 1		38	1	424		463

Cash and cash equivalents at September 30	$0	$31	$1	$447	$0	$479

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company

Net provided by/(used for) operating activities	$14	$7	$167	$(149)		$39

Cash flows from investing activities
Capital expenditures			(20)	(167)		(187)
Proceeds from sale of property, plant and equipment			1	19		20
Intercompany investing activities		2	15	35	$(52)
Other			1	2		3

Net cash provided by/(used for) investing activities		2	(3)	(111)	(52)	(164)

Cash flows from financing activities
Proceeds from long-term debt				718		718
Payments of long-term debt		(400)	(1)	(313)		(714)
Net change in revolving credit facility and short-term debt		205		243		448
Net change in long-term intercompany balances	85	189	(163)	(111)
Common stock issued	6					6
Common stock repurchased	(105)					(105)
Purchase of noncontrolling interests				(168)		(168)
Dividends paid				(52)	52
Dividends paid to noncontrolling interests				(77)		(77)
Other		(10)		(12)		(22)

Net cash provided by/(used for) financing activities	(14)	(16)	(164)	228	52	86

Effect of exchange rate changes on cash and cash equivalents				(5)		(5)

Net change in cash and cash equivalents		(7)		(37)		(44)

Cash and cash equivalents at January 1		27	1	431		459

Cash and cash equivalents at September 30	$0	$20	$1	$394	$0	$415

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)

Introduction

The following discussion presents management’s analysis of the results of operations for the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010 and the changes in financial condition and liquidity from December 31, 2010. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, along with the consolidated financial statements and related notes included in and referred to within this report.

Executive Overview

The Company’s focus is to increase shareholder value by maximizing cash flow while investing in promising growth projects in emerging markets and generating sufficient returns which can be used to pay down debt and/or returned to shareholders. The Company’s current growth projects include expansion in the emerging markets of Brazil, China, Eastern Europe and Southeast Asia. When the current lineup of expansion projects is completed, the Company will have built nine new beverage can plants and added 16 new production lines with approximately 13 billion units of incremental capacity to its year-end 2010 levels, a 27% increase in annual beverage can capacity. In the mature, developed markets of North America and Western Europe, the Company continues to focus on improving productivity and efficiency while reducing material and resource use and waste.

The key performance measure used by the Company is segment income, which is a non-GAAP measure. Segment income is defined by the Company as gross profit less selling and administrative expenses. Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. The Company’s key strategies for increasing revenues include investing in geographic markets with growth potential and developing innovative packaging products using proprietary technology. The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and other benefit costs.

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

Net Sales and Segment Income

Net sales increased from $2,205 for the three months ended September 30, 2010 to $2,423 for the same period in 2011 primarily due to $137 from the pass-through of higher raw material costs and $92 from the impact of foreign currency translation partially offset by $11 from lower sales unit volumes as lower demand in the Company’s food can businesses more than offset increased volumes in the Company’s beverage can businesses. Net sales increased from $5,992 for the nine months ended September 30, 2010 to $6,586 for the same period in 2011 primarily due to $300 from the pass-through of higher raw material costs, $80 from increased sales unit volumes primarily due to organic growth and increased customer demand and $224 from the impact of foreign currency translation.

Item 2.	Management’s Discussion and Analysis (Continued)

Approximately 73% of net sales were generated outside the U.S. in the first nine months of 2011 compared to 71% for the same period in 2010. Sales of beverage cans and ends accounted for 51.6% and sales of food cans and ends accounted for 30.8% of consolidated net sales in the first nine months of 2011 compared to 51.1% and 31.4% for the same period in 2010.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps”, and supplies a variety of customers throughout the United States, Brazil, Canada, Colombia and Mexico. The Company recently completed construction of a new plant in Ponta Grossa, Brazil with the first line commencing commercial operations in the first quarter of 2011 and a second line commencing commercial operations in the second quarter of 2011. In addition, the Company commenced commercial operations at a second line in its plant in Estancia, Brazil in the second quarter of 2011. At full capacity and efficiency, these additions are expected to add capacity of 2.7 billion cans. The Company also plans to construct a new beverage can plant in Belem, Brazil which is expected to be completed in the second half of 2012.

Three months ended September 30, 2011

Net sales in the Americas Beverage segment increased from $547 for the three months ended September 30, 2010 to $594 for the same period in 2011. The increase is primarily due to $30 from the pass-through of higher raw material costs, primarily aluminum, $10 from increased sales unit volumes due to market growth in Brazil which offset lower sales unit volumes in North America and $7 from the impact of foreign currency translation. The increase in sales unit volumes is primarily due to the start of operations at the Company’s plant in Ponta Grossa, Brazil which began commercial operations in the first quarter of 2011.

Segment income in the Americas Beverage segment increased from $74 for the three months ended September 30, 2010 to $77 for the same period in 2011. The increase is primarily due to favorable product mix.

Nine months ended September 30, 2011

Net sales in the Americas Beverage segment increased from $1,576 for the nine months ended September 30, 2010 to $1,697 for the same period in 2011. The increase is primarily due to $82 from the pass-through of higher raw material costs, primarily aluminum, $19 from increased sales unit volumes and favorable product mix and $20 from the impact of foreign currency translation. The increase in sales unit volumes is primarily due to the Company’s plant in Ponta Grossa, Brazil which began commercial operations in 2011.

Segment income in the Americas Beverage segment increased from $204 for the nine months ended September 30, 2010 to $217 for the same period in 2011. The increase is primarily due to $9 from increased sales unit volumes and favorable product mix and $3 from lower operating costs.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers in the United States and Canada.

Three months ended September 30, 2011

Net sales in the North America Food segment decreased from $275 for the three months ended September 30, 2010 to $271 for the same period in 2011. The decrease is primarily due to $20 from lower sales unit volumes in the United States partly due to poor weather conditions, partially offset by $13 from the pass-through of higher raw material costs, primarily tinplate, and $3 from the impact of foreign currency translation.

Segment income in the North America Food segment increased from $42 for the three months ended September 30, 2010 to $49 for the same period in 2011 primarily due to lower operating costs including the benefits from prior plant closures in Canada and favorable product mix.

Item 2.	Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2011

Net sales in the North America Food segment decreased from $686 for the nine months ended September 30, 2010 to $676 for the same period in 2011. The decrease is primarily due to $46 from lower sales unit volumes due to decreased customer demand in the United States partially offset by $29 from the pass-through of higher raw material costs, primarily tinplate, and $7 from the impact of foreign currency translation.

Segment income in the North America Food segment increased from $91 for the nine months ended September 30, 2010 to $115 for the same period in 2011. The increase is primarily due to $16 from lower operating costs including the benefits from prior plant closures in Canada and lower post-retirement benefits in the U.S. resulting from plan amendments in 2010 and $5 from inventory holding gains from the sale of inventory on hand at the end of 2010.

European Beverage

The Company’s European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers throughout Eastern and Western Europe, the Middle East and North Africa. In the second quarter of 2011, the Company commenced commercial operations of the second line at its plant in Kechnec, Slovakia. The second line is expected to add full annualized capacity of 750 million cans. In 2012, the Company expects to complete construction of a new plant in Osmaniye, Turkey which is expected to add full annualized capacity of 700 million cans.

Three months ended September 30, 2011

Net sales in the European Beverage segment increased from $411 for the three months ended September 30, 2010 to $451 for the same period in 2011. The increase is primarily due to $17 from the pass-through of higher raw material costs, $8 from increased sales unit volumes primarily in Slovakia and $15 from the impact of foreign currency translation.

Segment income in the European Beverage segment decreased from $70 for the three months ended September 30, 2010 to $61 for the same period in 2011 primarily due to increased costs, including lower productivity, which were not fully offset by increases in selling prices.

Nine months ended September 30, 2011

Net sales in the European Beverage segment increased from $1,164 for the nine months ended September 30, 2010 to $1,291 for the same period in 2011. The increase is primarily due to $51 from increased sales unit volumes primarily in Slovakia, $35 from the pass-through of higher raw material costs and $41 from the impact of foreign currency translation.

Segment income in the European Beverage segment decreased from $197 for the nine months ended September 30, 2010 to $176 for the same period in 2011 primarily due to increased costs, including lower productivity, which were not fully offset by increases in selling prices.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures and supplies a variety of customers throughout Europe and Africa.

Three months ended September 30, 2011

Net sales in the European Food segment increased from $558 for the three months ended September 30, 2010 to $623 for the same period in 2011. The increase is primarily due to $55 from the pass-through of higher raw material costs, primarily tinplate, and $42 from the impact of foreign currency translation partially offset by $32 from lower sales unit volumes.

Segment income in the European Food segment increased from $83 for the three months ended September 30, 2010 to $87 for the same period in 2011 primarily due to $7 from the impact of foreign currency translation, partially offset by lower sales unit volumes due to decreased customer demand partly attributable to damp weather conditions across much of Northern Europe.

Item 2.	Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2011

Net sales in the European Food segment increased from $1,383 for the nine months ended September 30, 2010 to $1,554 for the same period in 2011. The increase is primarily due to $98 from the pass-through of higher raw material costs, primarily tinplate, and $95 from the impact of foreign currency translation partially offset by $22 from lower sales unit volumes.

Segment income in the European Food segment increased from $182 for the nine months ended September 30, 2010 to $202 for the same period in 2011. The increase is primarily due to $13 from the impact of foreign currency translation and $12 from lower operating costs partially offset by $5 from lower sales unit volumes.

European Specialty Packaging

The European Specialty Packaging segment manufactures a wide variety of specialty containers, with numerous lid and closure variations and supplies a variety of customers throughout Europe.

Three months ended September 30, 2011

Net sales in the European Specialty Packaging segment increased from $108 for the three months ended September 30, 2010 to $122 for the same period in 2011. The increase is primarily due to $8 from the pass-through of higher raw material costs and $10 from the impact of foreign currency translation partially offset by $4 from lower sales unit volumes.

Segment income in the European Specialty Packaging segment was relatively unchanged in the quarter decreasing from $12 for the three months ended September 30, 2010 to $11 for the same period in 2011.

Nine months ended September 30, 2011

Net sales in the European Specialty Packaging segment increased from $296 for the nine months ended September 30, 2010 to $341 for the same period in 2011. The increase is primarily due to $20 from the pass-through of higher raw material costs and $23 from the impact of foreign currency translation.

Segment income in the European Specialty Packaging segment increased from $23 for the nine months ended September 30, 2010 to $30 for the same period in 2011. The increase is primarily due to $5 from increased sales unit volumes and favorable product mix and $2 from the impact of foreign currency translation.

Non-reportable Segments

The Company’s non-reportable segments primarily include its aerosol can businesses in North America, Europe and Thailand, its beverage can businesses in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam, its food can and closures business in Thailand and its tooling and equipment operations in the United States and United Kingdom.

In the second quarter of 2011, the Company commenced commercial operations at its new beverage can plant in Hangzhou, China. In October 2011, the Company began production on the second beverage can line at its plant in Phnom Penh, Cambodia. In 2012, the Company expects to complete new plants in Putian, Ziyang and Heshan, China and to expand capacity in Ho Chi Minh City, Vietnam.

Three months ended September 30, 2011

Net sales in non-reportable segments increased from $306 for the three months ended September 30, 2010 to $362 for the same period in 2011 primarily due to $33 from increased beverage can sales and the pass-through of higher raw material costs in China, Thailand and Vietnam, $9 from increased beverage equipment sales to can manufacturers and $13 from the impact of foreign currency translation. Growth in sales unit volumes in China, Thailand and Vietnam is primarily the result of increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending.

Segment income in non-reportable segments increased from $57 for the three months ended September 30, 2010 to $62 for the same period in 2011 primarily due to $3 from increased sales unit volumes in China, Thailand and Vietnam and $2 from the impact of foreign currency translation.

Item 2.	Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2011

Net sales in non-reportable segments increased from $887 for the nine months ended September 30, 2010 to $1,027 for the same period in 2011 primarily due to $79 from increased beverage can sales and the pass-through of higher raw material costs in Cambodia, China, Thailand and Vietnam, $26 from increased beverage equipment sales to can manufacturers and $38 from the impact of foreign currency translation partially offset by $9 from the April 2010 sale of the Company’s plastic closures business in Brazil. Growth in sales unit volumes in Cambodia, China, Thailand and Vietnam is primarily the result of increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending.

Segment income in non-reportable segments increased from $149 for the nine months ended September 30, 2010 to $174 for the same period in 2011 primarily due to $8 from increased sales unit volumes in Cambodia, China, Thailand and Vietnam, $7 from increased beverage equipment sales and $6 from the impact of foreign currency translation.

Corporate and Unallocated Expense

Corporate and unallocated expenses increased from $43 for the three months ended September 30, 2010 to $47 for the same period in 2011 primarily due to $8 from increased legal and professional fees partially offset by $3 from lower pension expense and $1 from other costs.

Corporate and unallocated expenses increased from $140 for the nine months ended September 30, 2010 to $153 for the same period in 2011 primarily due to a $20 benefit from the settlement of a legal dispute unrelated to the Company’s operations in 2010 that did not recur in 2011 and $10 from increased legal and professional fees partially offset by $11 from lower pension expense and $2 from lower stock compensation costs.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, increased from $1,788 for the three months ended September 30, 2010 to $1,980 for the same period in 2011 primarily due to increased aluminum and tinplate costs and $76 from the impact of foreign currency translation.

Cost of products sold, excluding depreciation and amortization, increased from $4,902 for the nine months ended September 30, 2010 to $5,395 for the same period in 2011 primarily due to increased aluminum and tinplate costs and $187 from the impact of foreign currency translation.

Depreciation and Amortization

Depreciation and amortization increased from $40 for the three months ended September 30, 2010 to $47 for the same period in 2011 primarily due to increased depreciation from recently completed expansion projects and $2 from the impact of foreign currency translation. Depreciation and amortization increased from $128 for the nine months ended September 30, 2010 to $132 for the same period in 2011 primarily due to the impact of foreign currency translation.

Selling and Administrative Expense

Selling and administrative expense increased from $82 for the three months ended September 30, 2010 to $96 for the same period in 2011. The increase is primarily due to $8 from increased legal and professional fees and $4 from the impact of foreign currency translation.

Selling and administrative expense increased from $256 for the nine months ended September 30, 2010 to $298 for the same period in 2011 primarily due to the $20 of benefit from the settlement of a legal dispute unrelated to the Company’s operations in 2010 that did not recur in 2011, $10 from increased legal and professional fees and $11 from the impact of foreign currency translation.

Item 2.	Management’s Discussion and Analysis (Continued)

Provision for Restructuring

For the nine months ended September 30, 2011, the Company recorded a pre-tax charge of $27 for restructuring costs; including $20 related to the relocation of its European Division headquarters and management to Switzerland, $4 related to severance costs in its European Specialty Packaging segment and $3 related to prior restructurings in its North America Food segment. The European Division headquarters charge includes $19 for the estimated employee compensation costs resulting from an intercompany payment related to the relocation and is expected to be paid over the next one to four years. The Company expects that the restructuring in its European Specialty Packaging segment and the 2009 and 2010 restructurings in its North America Food segment, when fully implemented, may result in annual pre-tax savings of $3 and $25. However, there can be no assurance that any such pre-tax savings will be realized.

For the nine months ended September 30, 2010, the Company recorded a pre-tax charge of $41 for restructuring costs, including $25 related to plant closures in the Company’s North America Food segment and $16 related to the relocation of the Company’s European Division headquarters and management to Switzerland.

Loss from Early Extinguishments of Debt

For the nine months ended September 30, 2011, the Company recorded a pre-tax charge of $32 in connection with the repayment of its $600 outstanding 7.75% senior secured notes due 2015 and its €83 ($121) 6.25% first priority senior secured notes due 2011.

For the nine months ended September 30, 2010, the Company recorded a pre-tax charge of $16 in connection with the purchase of €75 ($99) principal amount of its €150 6.25% first priority senior secured notes due 2011 and the redemption of its outstanding $200 principal amount of 7.625% senior notes due 2013.

Interest Expense

Interest expense increased from $55 for the three months ended September 30, 2010 to $58 for the same period in 2011 primarily due to $2 from the impact of foreign currency translation. Interest expense increased from $147 for the nine months ended September 30, 2010 to $174 for the same period in 2011 primarily due to higher borrowings and $4 from the impact of foreign currency translation.

The higher borrowings were primarily to fund the Company’s capacity expansion projects, to repurchase shares of the Company’s stock and to purchase additional ownership interests from noncontrolling interests.

Provision for Income Taxes

The Company’s effective income tax rate increased from 23% for the three months ended September 30, 2010 to 36% for the same period in 2011. The increase is primarily due to $25 of valuation allowance adjustments to recognize the impact of a tax law change in France that limits the amount of tax loss carryforwards that can be used in a year.

The Company’s effective income tax rate increased from 28% for the nine months ended September 30, 2010 to 34% for the same period in 2011. The increase is primarily due to the tax law change in France described above and a tax charge of $20 from the relocation of the Company’s European Division headquarters and management to Switzerland.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased from $35 for the three months ended September 30, 2010 to $30 for the same period in 2011 and from $93 for the nine months ended September 30, 2010 to $83 for the same period in 2011. For the three and nine months ended September 30, 2011, the decreases included $2 and $6 from the acquisition of additional ownership interests in certain operations in China and Vietnam from the noncontrolling interests.

Item 2.	Management’s Discussion and Analysis (Continued)

Liquidity and Capital Resources

Operating Activities

Net cash used for operating activities increased from $39 provided by operating activities for the nine months ended September 30, 2010 to $134 used for operating activities for the same period in 2011 primarily due to increased inventories and receivables, as described below.

Inventories increased from $1,060 at December 31, 2010 to $1,339 at September 30, 2011, including a decrease of $20 from the impact of foreign currency translation, and impacted operating cash flows for the nine months ended September 30, 2011 by $299 compared to $120 for the same period in 2010. The increase in inventories is primarily due to $90 from higher raw material costs, $80 from capacity expansion and other increases including seasonal build and lower than anticipated customer demand. Seasonal build includes increased inventory levels for anticipated customer demand in Asia and Brazil which enter their peak periods in the fourth quarter.

Receivables increased from $936 at December 31, 2010 to $1,317 at September 30, 2011, including a decrease of $33 from the impact of foreign currency translation, and impacted operating cash flows for the nine months ended September 30, 2011 by $419 compared to $318 for the same period in 2010 after adjusting 2010 by $246 from the impact of adopting new accounting guidance related to securitizations. The increase in receivables since December 2010 is primarily due to the pass-through of higher raw material costs and increased sales unit volumes. Sales in the month of September 2011 were higher than sales in the month of December 2010. Sales generally increase each month of the year until peaking in the third quarter. As a result, receivables generally increase through the third quarter of each year. Days sales outstanding for trade receivables decreased from 45 for the three months ended September 30, 2010 to 42 for the same period in 2011.

Investing Activities

Net cash used for investing activities increased from $164 for the nine months ended September 30, 2010 to $248 for the same period in 2011 primarily due to an increase in capital expenditures related to the Company’s current beverage can capacity expansion projects in Brazil, China, Eastern Europe and Southeast Asia. Currently, the Company expects capital expenditures of approximately $400 in 2011 and $325 in 2012.

Financing activities

Net cash provided by financing activities increased from $86 for the nine months ended September 30, 2010 to $399 for the same period in 2011 primarily to fund the Company’s capacity expansion projects and working capital.

For the nine months ended September 30, 2011, the Company repurchased $212 of its common stock pursuant to the program authorized by its Board of Directors to repurchase up to $600 of the Company’s common stock through the end of 2012. As of September 30, 2011, $394 of the Company’s outstanding common stock may still be purchased under this program.

In September 2011, the Company purchased the remaining public ownership interests in Hellas Can, the Company’s public holding company in Greece for $65. The Company recorded a liability for the purchase price, which was included in accounts payable and accrued liabilities, at September 30, 2011 and paid the cash in October 2011.

Liquidity

As of September 30, 2011, the Company had $668 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less $472 of borrowings and $60 of outstanding standby letters of credit.

Item 2.	Management’s Discussion and Analysis (Continued)

As of September 30, 2011, $439 of the Company’s $479 cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows generated in the U.S. and dividends from certain foreign subsidiaries. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of cash and cash equivalents located outside the U.S., $310 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

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

Capital Resources

As of September 30, 2011, the Company has approximately $91 of capital commitments primarily related to its expansion projects in Brazil, Cambodia, China, Turkey and Vietnam. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Contractual Obligations

Purchase obligations related to raw materials and utilities increased $374 for 2012, $441 for 2013, $577 for 2014 and $92 for 2015, compared to amounts provided within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Commitments and Contingent Liabilities

Information regarding the Company’s commitments and contingent liabilities appears in Part I within Item 1 of this report under Note I, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions. Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company’s critical accounting policies during the first nine months of 2011.

Item 2.	Management’s Discussion and Analysis (Continued)

Recently Issued Accounting Guidance

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The FASB eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The FASB did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. The Company is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, the Company has determined these changes will not have an impact on the Consolidated Financial Statements.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes give companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for the Company for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. The Company is currently evaluating whether to early adopt these changes effective for its review of goodwill in the fourth quarter of 2011. As these changes should not affect the outcome of the impairment analysis of a reporting unit, the Company has determined these changes will not have an impact on the Consolidated Financial Statements.

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company’s use of derivative instruments and their fair values at September 30, 2011, see Note E to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2011, the Company had approximately $1,388 principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 before tax.

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

The Company made no purchases of its equity securities during the third quarter of 2011.

The following table provides information about the Company’s purchase of equity securities during the nine months ended September 30, 2011:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)
May	5,018,701	$39.85	5,018,701	$394

Total	5,018,701	$39.85	5,018,701	$394

In December 2010, the Company entered into an agreement to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 4,354,838 shares for $150 million. The purchase price of these shares was subject to an adjustment based on the Company’s volume-weighted average stock price during the term of the transaction. The purchase price adjustment was settled in April, 2011 and resulted in an additional cash payment of $6 million.

In May 2011, the Company entered into an agreement to purchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company purchased 5,018,701 shares for $200 million.

On December 9, 2010, the Company’s Board of Directors authorized the repurchase of up to $600 million of the Company’s common stock through the end of 2012. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This repurchase authorization replaces all previous authorizations. As of September 30, 2011, $394 million of the Company’s outstanding common stock may still be purchased under this program.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Timothy J. Donahue, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

Date: November 7, 2011