Form 10-K
period 2011-12-31
CROWN HOLDINGS INC
filed 2012-02-29
CIK 1219601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, 151,086,014 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $5,865,159,063 based on the New York Stock Exchange closing price for such shares on that date.

As of February 21, 2012, 148,779,585 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2012	Part III to the extent described therein

Crown Holdings, Inc.

2011 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and metal vacuum closures and caps. These products are manufactured in the Company’s plants both within and outside the U.S. and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. At December 31, 2011, the Company operated 134 plants along with sales and service facilities throughout 41 countries and had approximately 20,700 employees. Consolidated net sales for the Company in 2011 were $8.6 billion with 73% of 2011 net sales derived from operations outside the U.S.

DIVISIONS AND OPERATING SEGMENTS

The Company’s business is organized geographically within three divisions, Americas, European and Asia-Pacific. Within the Americas and European Divisions the Company is generally organized along product lines. The Company’s reportable segments within the Americas Division are Americas Beverage and North America Food. The Company’s reportable segments within the European Division are European Beverage, European Food and European Specialty Packaging. Americas Beverage includes beverage can operations in the U.S., Brazil, Canada, Colombia and Mexico. North America Food includes food can and metal vacuum closure operations in the U.S. and Canada. European Beverage includes beverage can operations in Europe, the Middle East and North Africa. European Food includes food can and metal vacuum closure operations in Europe and Africa. European Specialty Packaging includes specialty packaging operations in Europe. No operating segments within the Asia-Pacific Division are reportable segments.

Financial information concerning the Company’s operating segments, and within selected geographic areas, is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note X to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the U.S., Brazil, Canada, the Caribbean, Colombia and Mexico. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal vacuum closures and caps. At December 31, 2011, the division operated 46 plants in 8 countries and had approximately 5,600 employees. In 2011, the Americas Division had net sales of approximately $3.4 billion. Approximately 67% of the division’s 2011 net sales were derived from within the United States. Within the Americas Division the Company has determined that there are two reportable segments: Americas Beverage and North America Food. North America Aerosol and food can operations in the Caribbean are not included as reportable segments.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps.” Americas Beverage had net sales in 2011 of $2.3 billion (26.3% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $302 million.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures. North America Food had net sales in 2011 of $889 million (10.3% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $146 million.

Crown Holdings, Inc.

EUROPEAN DIVISION

The European Division includes operations in Eastern and Western Europe, the Middle East and North Africa. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging, metal vacuum closures and caps, and canmaking equipment. At December 31, 2011, the division operated 73 plants in 27 countries and had approximately 11,800 employees. Net sales in 2011 were approximately $4.4 billion. Net sales in the United Kingdom of $826 million and in France of $675 million represented 18.9% and 15.4% of division net sales in 2011.

Within the European Division the Company has determined that there are three reportable segments: European Beverage, European Food and European Specialty Packaging. European Aerosol and the Company’s canmaking equipment operations are not included as a reportable segment.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends. European Beverage had net sales in 2011 of $1.7 billion (19.3% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $210 million.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures. European Food had net sales in 2011 of $2.0 billion (23.1% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $239 million.

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

European Specialty Packaging had net sales in 2011 of $434 million (5.0% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $30 million.

ASIA-PACIFIC DIVISION

The Asia-Pacific Division includes an aerosol can business in Thailand, beverage can businesses in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and a food can and closures business in Thailand. At December 31, 2011, the division operated 15 plants in 6 countries and had approximately 2,900 employees. Net sales in 2011 were $862 million (10% of consolidated net sales) and beverage can and end sales were 82.5% of division sales. No operating segments within the Asia-Pacific division are included as reportable segments.

PRODUCTS

Beverage Cans

The Company supplies beverage cans and ends and other packaging products to a variety of beverage and beer companies, including Anheuser-Busch InBev, Carlsberg, Coca-Cola, Cott Beverages, Dr Pepper Snapple Group, Heineken, National Beverage and Pepsi-Cola, among others. The Company’s beverage can business is built around local, regional and global markets, which has served to develop the Company’s understanding of global consumer expectations.

The beverage market is dynamic and highly competitive, with each packaging manufacturer working together with its customers to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled the Company to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with

Crown Holdings, Inc.

an array of two-piece beverage cans and ends and metal bottle caps. Innovations include the SuperEnd® beverage can end and shaped beverage cans. The Company expects to continue to add capacity in many of the growth markets around the world.

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

Aerosol Cans

The Company’s customers for aerosol cans and ends include manufacturers of personal care, food, household and industrial products, including Colgate Palmolive, Procter & Gamble, SC Johnson and Unilever, among others. The aerosol can business is highly competitive. The Company competes by offering its customers a broad range of products including multiple sizes, multiple color schemes and shaped packaging.

Specialty Packaging

The Company’s specialty packaging business is located primarily in Europe and serves many major European and multinational companies. The Company produces a wide variety of specialty containers with numerous lid and closure variations. The Company’s specialty packaging customers include Abbott Laboratories, Akzo Nobel, Danone, Kraft, Mars, Nestlé, PPG, Teisseire and United Biscuits, among others.

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

Crown Holdings, Inc.

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

COMPETITION

Most of the Company’s products are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s competitors include, but are not limited to, Ardagh Group, Ball Corporation, BWAY Corporation, Can-Pack S.A., Metal Container Corporation, Mivisa Envases S.A.U., Rexam PLC and Silgan Holdings Inc.

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world. Consolidation trends among beverage and food marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 28% of its 2011 net sales. In each of the years in the period 2009 through 2011, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

RESEARCH AND DEVELOPMENT

The Company’s principal Research, Development & Engineering (RD&E) Centers are located in Alsip, Illinois and Wantage, England. The Company utilizes its centralized RD&E capabilities to advance and deliver technologies for the Company’s worldwide packaging activities that (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials that further the sustainability of metal packaging, (3) provide continuous quality and/or production efficiency improvements in its manufacturing facilities, (4) advance customer and vendor relationships, and (5) provide value-added engineering services and technical support. These capabilities facilitate (1) the identification of new and/or expanded market opportunities by

Crown Holdings, Inc.

working directly with customers to develop new products or enhance existing products through the application of new technologies that better differentiate products in the retail environment (for example, the creation of new packaging shapes or novel decoration methods) and/or the incorporation of consumer-valued features (for example, improved openability or ease of use) and (2) the reduction of manufacturing costs by reducing the material content of the Company’s products (while retaining necessary performance characteristics), reducing spoilage, and/or increasing operating efficiencies.

Recent innovations include:

•

the new OrbitTM closure, an easy-open, all-metal vacuum closure for glass jars. This development provides convenience for consumers seeking easier-to-open packaging. Visually the OrbitTM closure is similar to a standard twist-off closure; however the Company’s proprietary design makes it easier to open. To open the jar, the user twists the ring in the same way as opening a standard twist-off closure. The OrbitTM ring pushes the top panel away from the jar and acts as a tool to break the vacuum seal, thus requiring significantly less opening force compared to standard metal closures. Moreover, the OrbitTM is straightforward for fillers to implement, as it utilizes the existing glass jar finish and can be applied with existing capping machinery. The new OrbitTM closure was initially launched in Europe and is expected to be expanded into additional geographies (including the U.S. and Canada) and broadened to include a range of diameters in 2012 and beyond.

•

enhancements to the Company’s proprietary SuperEnd® beverage can end, which requires significantly less metal than traditional beverage ends without any reduction in strength, including new designs targeted to European, Middle Eastern, and South African markets. The SuperEnd® beverage end also offers improved consumer experience through enhanced pourability, drinkability, ease-of-opening and appearance over traditional ends. This technology is now commercially available through the Company’s operations and through licensees to beverage customers on six continents – North and South America, Europe, Africa, Asia, and Australia. The Company and its licensees have produced more than 350 billion SuperEnd® beverage can ends, saving more than 86,000 metric tons of aluminum, over 1,400 metric tons of coatings, and more than 700,000 metric tons of greenhouse gases (equivalent to the annual emissions from nearly 130,000 automobiles) compared to conventional beverage can ends.

•

continued expansion of commercial offerings of the Company’s award-winning EasyliftTM food ends, a new end providing improved tab access and openability for consumers. New offerings include new diameters such as a 65mm design and a 73mm Stepped-Countersink design interchangeable in customers’ filling plants with NEO (Non-Easy-Open) food ends. With increasing demand for EasyliftTM food ends in both Europe and the Americas, the Company intends to further expand manufacturing capacity in 2012.

•

continued development of innovative metal packaging solutions for the Company’s Specialty Packaging customers, including the new proprietary HoloCrown™ technology, allowing images to be stamped directly onto metal, a first for metal packaging. Crown has also been successful designing and launching a new lid for paints which opens and re-closes easily without tooling. Crown also worked with Wizards of the Coast (a Hasbro company) to co-design a two-piece playing card for its “Dual Masters” brand in Japan. The concept was unique and became popular with Dual Master gamers. Another innovative example is the IBC year-end holiday package for cookies that Crown designed with IBC, decorated, filled and distributed to retail distribution centers, highlighting Crown’s ability to provide complete solutions.

2011 was another successful year for the Company in terms of new product launches across its metal packaging portfolio, with its Aerosol, Closures, Food and Specialty Packaging operations honored with awards covering innovation and improved design. Notable examples included: (1) Orbit™, Crown’s revolutionary easy-to-open metal vacuum jar closure, has received recognition as an outstanding packaging innovation with significant consumer benefits and has been honored with nine awards to date. It was the winner in three categories of the UK Packaging Awards and received the coveted “Best in Metal Award”, a supreme award selected by the Metal Packaging Manufacturers Association (MPMA) from the shortlisted finalists. Orbit™ also had success winning the Gold at the Starpack Awards as well as the Canmaker Magazine awards, two German and a French packaging award; (2) Crown’s Food

Crown Holdings, Inc.

division was also recognized at the UK Packaging Awards, receiving a “highly commended” for their Flahavan’s Irish Steel Cut Oatmeal can in the “Best Repackaging of a Brand” category; (3) our Aerosols division was presented with two “Excellence in Quality” awards by the International Metal Decorators Association (IMDA) in recognition of its printing capabilities on limited edition, collectable WD-40 cans honoring the American military forces; and once again (4) Crown’s Specialty Packaging Business gained recognition for its innovations with a number of awards in 2011, including a Starpack Gold Award for the Grant Glenfiddich Copper Still Tin Set and a Starpack Bronze Award and Canmaker Gold Award for the Marks & Spencer Jam Cream Sandwich Tin. The Canmaker Magazine also recognized the Royal Wedding embossed cake tin, commissioned by HRH The Prince of Wales. Finally, the Company believes that the awards received highlight that its products provide brands with differentiation in a crowded market, together with high quality design values and convenience for consumers.

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

The Company spent $43 million in 2011, and $42 million in both 2010 and 2009 in its centralized RD&E activities. Certain of these activities are expected to improve and expand the Company’s product lines in the future.

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

In 2011, consumption of steel and aluminum represented approximately 28% and 37%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel have been subject to volatility during 2011. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically six months to one year in duration with fixed prices or set repricing dates, and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs.

For 2011, the weighted average market price for steel used in packaging increased approximately 20%, when compared to the weighted average market price in 2010, and the average price of aluminum ingot

Crown Holdings, Inc.

on the London Metal Exchange increased approximately 11%. Suppliers indicate that recent shortages in raw materials combined with rising operating costs may require steel price increases for their customers. The Company generally attempts to mitigate its steel and aluminum price risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

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

SUSTAINABILITY AND ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry and may require additional capital investment. Anticipated future restrictions in some jurisdictions on the use of certain coatings may require the Company to employ additional control equipment or process modifications. The Company has a Corporate Sustainability Policy and a Corporate Environmental Protection Policy. Environmental awareness is a key component of sustainability. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. The Company is committed to continuous improvement in product design and manufacturing practices to provide the best outcome for the human and natural environment, both now and in the future. By reducing the per-unit amount of raw materials used in manufacturing its products, the Company can significantly reduce the amount of energy, water and other resources and associated emissions necessary to manufacture metal containers. The Company aims to continue that process of improvement in its manufacturing process to assure that consumers and the environment are best served through the use of metal packaging. The Company is also committed to providing a safe work environment for its employees through programs that emphasize safety awareness and the elimination of injuries and incidents. There can be no assurance that current or future environmental laws or remediation liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the caption “Environmental Matters,” and under Note L to the consolidated financial statements.

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

Collection and payment periods tend to be longer for some of the Company’s operations located outside the U.S. due to local business practices.

EMPLOYEES

At December 31, 2011, the Company had approximately 20,700 employees. Collective bargaining agreements with varying terms and expiration dates cover approximately 12,300 employees. The Company does not expect that renegotiations of the agreements expiring in 2012 will have a material adverse effect on its results of operations, financial position or cash flow.

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

The Company’s Code of Business Conduct and Ethics, its Corporate Governance Guidelines, and the charters of its Audit, Compensation and Nominating and Corporate Governance committees are available on the Company’s website. These documents are also available in print to any shareholder who requests them. Amendments to and waivers of the Code of Business Conduct and Ethics requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.

ITEM 1A.	RISK FACTORS

In addition to factors discussed elsewhere in this Annual Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are some of the important factors that could materially and adversely affect the Company’s business, financial condition and results of operations.

The Company’s international operations, which generated approximately 73% of its consolidated net sales in 2011, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company’s liquidity and net income. The Company’s international operations generated approximately 73%, 72% and 72% of its consolidated net sales in 2011, 2010 and 2009, respectively. In addition, the Company’s business strategy includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America, Eastern Europe and Asia, that may pose greater risk of political or economic instability. Approximately 30%, 28% and 26% of the Company’s consolidated net sales in 2011, 2010 and 2009,

Crown Holdings, Inc.

respectively, were generated outside of the developed markets in Western Europe, the United States and Canada. Furthermore, if the current European sovereign debt crisis continues or further deteriorates, there will likely be a negative effect on the Company’s European business, as well as the businesses of the Company’s European customers and suppliers. If this crisis ultimately leads to a significant devaluation of the euro, the value of the Company’s financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company’s overall business, prospects, operating results, financial condition and cash flows.

Emerging markets are a focus of the Company’s international growth strategy. The developing nature of these markets and the nature of the Company’s international operations generally are subject to various risks, including:

•	foreign governments’ restrictive trade policies;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	foreign exchange rate risks;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international manufacturing and marketing efforts;

•	non-tariff barriers and higher duty rates;

•	difficulties associated with expatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•

difficulties in enforcement of contractual obligations and intellectual property rights and difficulties in protecting intellectual property or sensitive commercial and operations data or information technology systems generally;

•	exchange controls;

•	national and regional labor strikes;

•	the geographic, language and cultural differences between personnel in different areas of the world;

•	high social benefit costs for labor, including costs associated with restructurings;

•	civil unrest or political, social, legal and economic instability, such as recent political turmoil in the Middle East;

•	product boycotts, including with respect to the products of the Company’s multi-national customers;

•	customer, supplier, and investor concerns regarding operations in areas such as the Middle East;

•	taking of property by nationalization or expropriation without fair compensation;

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

Crown Holdings, Inc.

•

hyperinflation and currency devaluation in certain foreign countries where such currency devaluation could affect the amount of cash generated by operations in those countries and thereby affect the Company’s ability to satisfy its obligations;

•

exposure to political and financial instability, especially with the uncertainty associated with the ongoing sovereign debt crisis in certain Euro zone countries, which may lead to currency exchange losses and collection difficulties or other losses;

•

war, civil disturbance, global or regional catastrophic events, natural disasters, such as flooding in Southeast Asia, widespread outbreaks of infectious diseases, including in emerging markets, and acts of terrorism;

•	geographical concentration of the Company’s factories and operations and regional shifts in its customer base;

•	periodic health epidemic concerns;

•	complexity of managing global operations; and

•	the complexity of managing global operations.

There can be no guarantee that a deterioration of economic conditions in countries in which the Company operates or may seek to operate in the future would not have a material impact on the Company’s results of operations.

As the Company seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of the Company’s competition, customer base and product offerings.

The Company’s efforts to grow its businesses depend to a large extent upon access to, and its success in developing market share and operating profitably in, additional geographic markets including but not limited to the Middle East, South America, Eastern Europe and Asia. In some cases, countries in these regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than the Company’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings and advanced technologies. Such expansion efforts may also use Company capital and other resources that could be invested in other areas. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s financial results. As these emerging geographic markets become more important to the Company, its competitors are also seeking to expand their production capacities and sales in these same markets, which may lead to industry overcapacity that could adversely effect pricing, volumes and financial results in such markets. Although the Company is taking measures to adapt to these changing circumstances, the Company’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

The Company may not be able to manage its anticipated growth, and it may experience constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand.

Unanticipated acceleration and deceleration of customer demand for the Company’s products may result in constraints or inefficiencies related to the Company’s manufacturing, sales force, implementation resources and administrative infrastructure, particularly in emerging markets where the Company is seeking to expand production. Such constraints or inefficiencies may adversely affect the Company as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction. Similarly, over-expansion, including as a result of overcapacity due to expansion by the Company’s competitors, or investments in anticipation of growth that does not materialize, or develops more slowly than the Company expects, could harm the Company’s financial results and result in overcapacity.

Crown Holdings, Inc.

To manage the Company’s anticipated future growth effectively, the Company must continue to enhance its manufacturing capabilities and operations, information technology infrastructure, and financial and accounting systems and controls. Organizational growth and scale-up of operations could strain its existing managerial, operational, financial and other resources. The Company’s growth requires significant capital expenditures and may divert financial resources from other projects, such as the development of new products or enhancements of existing products or reduction of the Company’s outstanding indebtedness. If the Company’s management is unable to effectively manage the Company’s growth, its expenses may increase more than expected, its revenue could grow more slowly than expected and it may not be able to achieve its research and development and production goals. The Company’s failure to manage its anticipated growth effectively could have a material effect on its business, operating results or financial condition.

The Company’s profits will decline if the price of raw materials or energy rises and it cannot increase the price of its products, and the Company’s financial results could be adversely affected if the Company was not able to obtain sufficient quantities of raw materials.

The Company uses various raw materials, such as steel, aluminum, water, natural gas, electricity and other processed energy, in its manufacturing operations. Sufficient quantities of these raw materials may not be available in the future or may be available only at increased prices. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The availability of various raw materials and their prices depends on global and local supply and demand forces, governmental regulations (including tariffs), level of production, resource availability, transportation, and other factors, including natural disasters such as floods and earthquakes. In particular, in recent years the consolidation of steel suppliers, shortage of raw materials affecting the production of steel and the increased global demand for steel, including in China and other developing countries, have contributed to an overall tighter supply for steel, resulting in increased steel prices and, in some cases, special surcharges and allocated cut backs of products by steel suppliers. In addition, future steel supply contracts may provide for prices that fluctuate or adjust rather than provide a fixed price during a one-year period.

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2011, consumption of steel and aluminum represented approximately 28% and 37%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. For 2011, the weighted average market price for steel used in packaging increased approximately 20%, when compared to the weighted average market price in 2010, and the average price of aluminum ingot on the London Metal Exchange increased approximately 11%. As a result of raw material price increases in recent years, the Company implemented price increases in most of its steel and aluminum product categories. As a result of continuing global supply and demand pressures, other commodity-related costs affecting its business may increase as well, including natural gas, electricity and freight-related costs.

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

The Company has substantial outstanding debt. As a result of the Company’s substantial indebtedness, a significant portion of the Company’s cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured revolving credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2011, the Company had approximately $3.5 billion of indebtedness. The Company’s ratio of earnings to fixed charges was 3.4 times for the fiscal year ended December 31, 2011, as discussed in Exhibit 12 to this Annual Report. The Company’s current sources of liquidity and borrowings expire or mature as follows – its $200 million North American securitization facility, of which $100 million was outstanding at December 31, 2011, in March 2013; its $1,200 million revolving credit facilities in June 2015; its $550 million and €274 million ($355 million) senior secured term loan facilities in June 2016; its $400 million 7.625% senior notes in May 2017; its €500 million ($647 million) 7.125% senior notes in August 2018; its $700 million 6.25% senior notes in February 2021; its $350 million 7.375% senior notes in December 2026; its $64 million 7.5% senior notes in December 2096; and $230 million of other indebtedness in various currencies at various dates through 2019.

The substantial indebtedness of the Company could:

•	increase the Company’s vulnerability to general adverse economic and industry conditions, including rising interest rates;

•	restrict the Company from making strategic acquisitions or exploiting business opportunities, including any planned expansion in emerging markets;

•

limit the Company’s ability to make capital expenditures both domestically and internationally in order to grow the Company’s business or maintain manufacturing plants in good working order and repair;

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

If its financial condition, operating results and liquidity deteriorate, the Company’s creditors may restrict its ability to obtain future financing and its suppliers could require prepayment or cash on delivery rather than extend credit which could further diminish the Company’s ability to generate cash flows from operations sufficient to service its debt obligations. In addition, the Company’s ability to make payments on and refinance its debt and to fund its operations will depend on the Company’s ability to generate cash in the future.

Crown Holdings, Inc.

Some of the Company’s indebtedness is subject to floating interest rates, which would result in the Company’s interest expense increasing if interest rates rise.

As of December 31, 2011, approximately $1.2 billion of the Company’s $3.5 billion of total indebtedness was subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company’s interest expense and reducing funds available for operations or other purposes. The Company’s annual interest expense was $232 million, $203 million and $247 million for 2011, 2010 and 2009, respectively. Based on the amount of variable rate debt outstanding at December 31, 2011, a 1% increase in variable interest rates would have increased its 2011 annual adjusted interest expense by $12 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 1% increase could be more than $12 million as the Company’s average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2011. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Market Risk” in this Annual Report.

Notwithstanding the Company’s current indebtedness levels and restrictive covenants, the Company may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

The Company may be able to incur additional debt in the future, including in connection with acquisitions or joint ventures. Although the Company’s senior secured revolving credit facilities and indentures governing its outstanding notes contain restrictions on the Company’s ability to incur indebtedness, those restrictions are subject to a number of exceptions, and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The Company may also consider investments in joint ventures or acquisitions or increased capital expenditures, which may increase the Company’s indebtedness. Moreover, although the Company’s senior secured revolving credit facilities and indentures governing its outstanding notes contain restrictions on the Company’s ability to make restricted payments, including the declaration and payment of dividends and the repurchase of the Company’s common stock, the Company is able to make such restricted payments under certain circumstances which may increase indebtedness. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that the Company and its subsidiaries now face.

Restrictive covenants in its debt agreements could restrict the Company’s operating flexibility.

The indentures and agreements governing the Company’s senior secured credit facilities and outstanding notes contain affirmative and negative covenants that limit the ability of the Company and its subsidiaries to take certain actions. These restrictions may limit the Company’s ability to operate its businesses and may prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise. The Company’s senior secured credit facilities require the Company to maintain specified financial ratios and satisfy other financial conditions. The agreements or indentures governing the Company’s senior secured credit facilities and outstanding notes restrict, among other things, the ability of the Company and the ability of all or substantially all of its subsidiaries to:

•	incur additional debt;

•	pay dividends or make other distributions, repurchase capital stock, repurchase subordinated debt and make certain investments or loans;

•	create liens and engage in sale and leaseback transactions;

•	create restrictions on the payment of dividends and other amounts to the Company from subsidiaries;

•	make loans, investments and capital expenditures;

Crown Holdings, Inc.

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

In addition, the indentures and agreements governing the Company’s outstanding notes limit, among other things, the ability of the Company to enter into certain transactions, such as mergers, consolidations, joint ventures, asset sales, sale and leaseback transactions and the pledging of assets. Furthermore, if the Company or certain of its subsidiaries experience specific kinds of changes of control, the Company’s senior secured credit facilities will be due and payable and the Company will be required to offer to repurchase outstanding notes.

The breach of any of these covenants by the Company or the failure by the Company to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under the Company’s other outstanding debt and could lead to an acceleration of obligations related to other outstanding debt. The ability of the Company to comply with the provisions of its senior secured credit facilities, the agreements or indentures governing other indebtedness it may incur in the future and its outstanding notes can be affected by events beyond its control and, therefore, it may be unable to meet these ratios and conditions.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the fiscal years ended December 31, 2011, 2010 and 2009, the Company derived approximately 73%, 72% and 72%, respectively, of its consolidated net sales from sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company’s expenses and liabilities denominated in foreign currencies. The Company’s translation and exchange adjustments increased reported income before tax by $4 million in 2010, $6 million in 2009 and $9 million in 2007 and reduced reported income before tax by $2 million in 2011 and $21 million in 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Market Risk” in this Annual Report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2011, a 0.10 movement in the average Euro rate (e.g., from 1.39 USD = 1 Euro to 1.29 USD = 1 Euro) would have reduced net income by $10 million.

Pending and future asbestos litigation and payments to settle asbestos-related claims could reduce the Company’s cash flow and negatively impact its financial condition.

Crown Cork & Seal Company, Inc. (“Crown Cork”), a wholly-owned subsidiary of the Company, is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. In 1963, Crown Cork acquired a subsidiary that had two operating businesses, one of which is alleged to have manufactured asbestos-containing insulation products. Crown Cork believes that the business ceased manufacturing such products in 1963.

Crown Holdings, Inc.

The Company recorded pre-tax charges of $28 million, $46 million, $55 million, $25 million and $29 million to increase its accrual for asbestos-related liabilities in 2011, 2010, 2009, 2008 and 2007, respectively. As of December 31, 2011, Crown Cork’s accrual for pending and future asbestos-related claims and related legal costs was $249 million, including $198 for unasserted claims. Crown Cork’s accrual includes estimated probable costs for claims through the year 2021. Crown Cork’s accrual excludes potential costs for claims beyond 2021 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary’s insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note K to the consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

Crown Cork had approximately 50,000 asbestos-related claims outstanding at December 31, 2011. Of these claims, approximately 15,000 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 35,000 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 12,000 were filed in Texas, 2,000 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 15,000 were filed in other states. The outstanding claims at December 31, 2011 exclude 3,100 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. The outstanding claims at December 31, 2011 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states where the Company’s liability is limited by statute. The Company devotes significant time and expense to defense against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company’s businesses arising from these defenses will not increase materially.

On October 22, 2010, the Texas Supreme Court, in a 6-2 decision, reversed a lower court decision, Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas, which had upheld the dismissal of an asbestos-related case against Crown Cork. The Texas Supreme Court held that the Texas legislation was unconstitutional under the Texas Constitution when applied to asbestos-related claims pending against Crown Cork when the legislation was enacted in June of 2003. In 2010, the Company recorded a pre-tax charge of $15 million including estimated legal fees to increase its accrual for asbestos related costs for claims pending in Texas on June 11, 2003. The Company believes that the decision of the Texas Supreme Court is limited to retroactive application of the Texas legislation to asbestos-related cases that were pending against Crown Cork in Texas on June 11, 2003 and therefore continues to assign no value to claims filed after June 11, 2003.

Crown Cork made cash payments of $28 million, $27 million, $26 million, $25 million and $26 million in 2011, 2010, 2009, 2008 and 2007, respectively, for asbestos-related claims. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

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

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2011, 2010, 2009, 2008 and 2007, the Company contributed $404 million, $79 million, $74 million, $71 million and $65 million, respectively, to its pension plans and currently anticipates its 2012 funding to be approximately $130 million. Pension expense was $97 million in 2011 and is expected to be $97 million in 2012. A 0.25% change in the 2012 expected rate of return assumptions would change 2012 pension expense by approximately $10 million. A 0.25% change in the discount rates assumptions as of December 31, 2011 would change 2012 pension expense by approximately $4 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company’s cash available to pay its outstanding obligations and its net income and increase the Company’s outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $130 million in 2012, $89 million in 2013, $104 million in 2014, $204 million in 2015 and $158 million in 2016 including its supplemental executive retirement plan.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company’s pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company’s future pension plan funding requirements and could have a negative impact on the Company’s results of operations and profitability. See Note V to the Company’s audited consolidated financial statements included in this Annual Report. While its U.S. pension plan continues in effect, the Company continues to incur additional pension obligations. The Company’s pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity or hedge funds. If the performance of plan assets does not meet the Company’s assumptions or discount rates continue to decline, the underfunding of the pension plan may increase and the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, its retiree medical plans are unfunded.

The Company’s U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. In addition, as of December 31, 2011 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $337 million, based on assumptions set forth under Note V to the Company’s audited consolidated financial statements included in this Annual Report.

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

Food and beverage cans are standardized products, allowing for relatively little differentiation among competitors. This could lead to overcapacity and price competition among food and beverage can producers, if capacity growth outpaced the growth in demand for food and beverage cans and overall manufacturing capacity exceeded demand. These market conditions could reduce product prices and contribute to declining revenue and net income and increasing debt balances. As a result of industry overcapacity and price competition, the Company may not be able to increase prices sufficiently to offset higher costs or to generate sufficient cash flow. The North American and Western Europe food and beverage can markets, in particular, are considered to be mature markets, characterized by slow growth and a sophisticated distribution system.

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

Crown Holdings, Inc.

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

The Company’s business results depend on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

The Company’s ability to develop new product offerings for a diverse group of global customers with differing preferences, while maintaining functionality and spurring innovation, is critical to its success. This requires a thorough understanding of the Company’s existing and potential customers on a global basis, particularly in potential high growth emerging markets, including the Middle East, South America, Eastern Europe and Asia. Failure to deliver quality products that meet customer needs ahead of competitors could have a significant adverse effect on the Company’s business.

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

The majority of the Company’s sales are to companies that have leading market positions in the sale of packaged food, beverages and household products to consumers. Although no one customer accounted for more than 10% of its net sales in 2011, 2010 or 2009, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company’s net sales and net income. A continued consolidation of the Company’s customers could exacerbate any such loss.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company’s operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, the use of chemicals in the Company’s products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company’s operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials and confirmed in a January 2010 update that studies employing standardized toxicity tests have supported the safety of current low levels of human exposure to bisphenol-A, the FDA in that January 2010 update noted that more research was needed, and further suggested reasonable steps to reduce exposure to bisphenol-A. The FDA recently entered into a consent decree under which it agreed to issue, by March 31, 2012, a final decision on a pending citizen’s petition requesting the agency take further regulatory steps with regard to bisphenol-A. The FDA did not commit to any particular resolution of the petition or to any regulatory action. In March 2010, the EPA issued an action plan for bisphenol-A, which includes, among other things, consideration of whether to add bisphenol-A to the chemical concern list on the basis of potential environmental effects and use of the EPA’s Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Moreover, certain U.S. Congressional bodies, states and municipalities, as well as certain foreign nations and the European Union, have considered, proposed or already passed legislation banning the use of bisphenol-A in certain products or requiring warnings regarding bisphenol-A. Further, the U.S. or additional international, federal, state or other regulatory authorities could restrict or prohibit the use of bisphenol-A in the future. In addition, recent public reports, litigation and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company’s products and adversely impact sales or otherwise disrupt the Company’s business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

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

Crown Holdings, Inc.

Such developments may reduce the demand for some of the Company’s products, and/or increase its costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Environmental Matters” in this Annual Report.

The Company has written down a significant amount of goodwill, and a further write down of goodwill would result in lower reported net income and a reduction of its net worth.

During 2007, the Company recorded a charge of $103 million to write down the value of goodwill in its European Closures reporting unit due to a decrease in projected operating results. Further impairment of the Company’s goodwill would require additional write down of goodwill, which would reduce the Company’s net income in the period of any such write down. At December 31, 2011, the carrying value of the Company’s goodwill was approximately $2.0 billion. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

If the Company fails to retain key management and personnel the Company may be unable to implement its business plan.

Members of the Company’s senior management have extensive industry experience, and it might be difficult to find new personnel with comparable experience. Because the Company’s business is highly specialized, the Company believes that it would also be difficult to replace the Company’s key technical personnel. The Company believes that its future success depends, in large part, on its experienced senior management team. Losing the services of key members of its management team could limit the Company’s ability to implement its business plan.

A significant portion of the Company’s workforce is unionized and labor disruptions could increase the Company’s costs and prevent the Company from supplying its customers.

A significant portion of the Company’s workforce is unionized and a prolonged work stoppage or strike at any facility with unionized employees could increase its costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to the Company. Moreover, additional groups of currently non-unionized employees may seek union representation in the future. If the Company is unable to negotiate acceptable collective bargaining agreements, it may become subject to union-initiated work stoppages, including strikes. The National Labor Relations Board has adopted new regulations concerning the procedures for conducting employee representation elections that, if implemented, could make it significantly easier for labor organizations to prevail in elections. The National Labor Relations Board’s regulations are currently scheduled to become effective on April 30, 2012, but are being challenged in a number of court cases. Additionally, the Employee Free Choice Act, which was passed in the U.S. House of Representatives in 2007, was reintroduced in the U.S. Congress in 2009, but not passed. If reintroduced in the current Congress and enacted in its most recent form, the Employee Free Choice Act could make it significantly easier for union organizing drives to be successful. The Employee Free Choice Act could also give third-party arbitrators the ability to impose terms, which may be harmful to the Company, of collective bargaining agreements upon the Company and a labor union if the Company and such union are unable to agree to the terms of an initial collective bargaining agreement. In addition, the Employee Free Choice Act could increase the penalties the Company may incur if it engages in labor practices in violation of the National Labor Relations Act.

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

The Company’s Italian subsidiaries have received and expect to receive additional assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers’ failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004, 2005 and 2006 and additional assessments are expected to cover periods 2007 through 2009. The expected total assessments resulting from these third party suppliers failing to remit the tax payments are approximately €40 ($52 at December 31, 2011) plus any applicable interest and penalties. In early 2012, the Company received rulings from lower level Italian courts on certain of the assessments of which one was favorable and the other was unfavorable to the Company. The Company expects both rulings to be appealed. The Company continues to believe that, if necessary, it should be able to successfully dispute the assessments and demonstrate in the appropriate Italian courts that it has no additional liability for the asserted taxes. While the Company intends to dispute the assessments, there can be no assurance that it will be successful in such disputes or regarding the final amount of additional taxes, if any, payable to the Italian tax authorities.

Crown Holdings, Inc.

The recent global credit and financial crisis could have adverse effects on the Company.

The recent global credit and financial crisis could have significant adverse effects on the Company’s operations, including as a result of any the following:

•

downturns in the business or financial condition of any of the Company’s key customers or suppliers, potentially resulting in customers’ inability to pay the Company’s invoices as they become due or at all or suppliers’ failure to fulfill their commitments;

•

potential losses associated with hedging activity by the Company for the benefit of its customers including counterparty risk associated with such hedging activity, or cost impacts of changing suppliers;

•

a decline in the fair value of the Company’s pension assets or a decline in discount rates used to measure the Company’s pension obligations, potentially requiring the Company to make significant additional contributions to its pension plans to meet prescribed funding levels;

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

The Company’s business increasingly relies on the successful and uninterrupted functioning of its information technology systems to process, transmit, and store electronic information. A significant portion of the communication between the Company’s personnel around the world, customers, and suppliers depends on information technology. As with all large systems, the Company’s information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information.

The concentration of processes in shared services centers means that any disruption could impact a large portion of the Company’s business within the operating zones served by the affected service center. If the Company does not allocate, and effectively manage, the resources necessary to build, sustain and protect the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, the loss of or damage to intellectual property through security breach, as well as potential civil liability and fines under various states’ laws in which the Company does business. The Company’s information technology system could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. In addition, if the Company’s information technology systems suffer severe damage, disruption or shutdown and the Company’s business continuity plans do not effectively resolve the issues in a timely manner, the Company may lose revenue and profits as a result of its inability to timely manufacture, distribute, invoice and collect payments from its customers, and could experience delays in reporting its financial results, including with respect to the Company’s operations in emerging markets. Furthermore, if the Company is unable to prevent security breaches, it may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the Company or to its customers or suppliers. Failure or disruption of these systems, or the back-up systems, for any reason could disrupt the Company’s operations and negatively impact the Company’s cash flows or financial condition.

Crown Holdings, Inc.

Potential U.S. tax law changes could increase the Company’s U.S. tax expense on its overseas earnings which could have a negative impact on its after-tax income and cash flow.

President Obama’s Budget of the United States Government for 2013 indicates that legislative proposals may be made to reform the deferral of U.S. taxes on non-U.S. earnings, potentially significantly changing the timing and extent of taxation on the Company’s unrepatriated non-U.S earnings. These reforms include, among other items, a proposal to further limit foreign tax credits and a proposal to defer interest expense deductions allocable to non-U.S earnings until earnings are repatriated. The proposal to defer interest expense deductions and other deductions for expenses could result in the Company not being able to currently deduct a significant portion of its interest expense. The proposal to defer tax deductions allocable to unrepatriated non-U.S. earnings has been set out in various draft Congressional legislative proposals in recent years which were not enacted, and at this juncture it is unclear whether these proposed tax revisions will be enacted, or, if enacted, what the precise scope of the revisions will be. However, depending on their content, such proposals could have a material adverse effect on the Company’s after-tax income and cash flow.

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

Public health officials and government officials have become increasingly concerned about the public health consequences associated with over-consumption of certain types of beverages, such as sugar beverages and including those sold by certain of the Company’s significant customers. Possible new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of these beverages may significantly reduce demand for the beverages of the Company’s customers, which could in turn affect demand of the Company’s customers for the Company’s products. For example, members of the U.S. Congress recently raised the possibility of a federal tax on the sale of certain beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters. Some state governments are also considering similar taxes. If enacted, such taxes could materially adversely affect the Company’s business and financial results.

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

As of December 31, 2011, the Company operated 134 manufacturing facilities of which 27 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division has 46 operating facilities of which 11 are leased. Within the Americas Division, 32 facilities operate in the U.S. of which 8 are leased. The European Division has 73 operating facilities of which 14 are leased and the Asia-Pacific Division has 15 operating facilities of which 2 are leased. Certain leases provide renewal or purchase options. The principal manufacturing facilities at December 31, 2011 are listed below and are grouped by product and by division.

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

Crown Holdings, Inc.

	Americas		Europe		Asia-Pacific
Beverage and Closures	Lawrence, MA	La Crosse, WI	Custines, France	Agoncillo, Spain	Phnom Penh, Cambodia
	Kankakee, IL	Worland, WY	Korinthos, Greece	Sevilla, Spain	Beijing, China
	Crawfordsville, IN	Cabreuva, Brazil	Patras, Greece	El Agba, Tunisia	Foshan, China
	Mankato, MN	Estancia, Brazil	Amman, Jordan	Izmit, Turkey	Huizhou, China
	Batesville, MS	Manaus, Brazil	Dammam, Saudi Arabia	Dubai, UAE	Hangshou, China
	Dayton, OH	Ponta Grossa, Brazil	Jeddah, Saudi Arabia	Botcherby, UK	Shanghai, China
	Cheraw, SC	Calgary, Canada	Kosice, Slovakia	Braunstone, UK	Selangor, Malaysia
	Conroe, TX	Weston, Canada			Singapore
	Fort Bend, TX	Santafe de Bogota, Colombia			Bangkadi, Thailand *
	Winchester, VA	Guadalajara, Mexico			Dong Nai, Vietnam
	Olympia, WA	Carolina, Puerto Rico			Hanoi, Vietnam
Ho Chi Minh City, Vietnam

Food And Closures	Winter Garden, FL	Hanover, PA	Brive, France	Abidjan, Ivory Coast	Bangpoo, Thailand
	Pulaski Park, MD	Suffolk, VA	Carpentras, France	Toamasina, Madagascar	Haadyai, Thailand
	Owatonna, MN	Seattle, WA	Concarneau, France	Agadir, Morocco	Samrong, Thailand
	Omaha, NE	Oshkosh, WI	Laon, France	Casablanca, Morocco
	Lancaster, OH	Chatham, Canada	Nantes, France	Goleniow, Poland
	Massillon, OH	Kingston, Jamaica	Outreau, France	Pruszcz, Poland
	Mill Park, OH	La Villa, Mexico	Perigueux, France	Alcochete, Portugal
	Connellsville, PA	Barbados, West Indies	Lubeck, Germany	Timashevsk, Russia
		Trinidad, West Indies	Mühldorf, Germany	Dakar, Senegal
			Seesen, Germany (2)	Dunajska, Slovakia
			Tema, Ghana	Bellville, South Africa
			Thessaloniki, Greece	Agoncillo, Spain
			Nagykoros, Hungary	Molina de Segura, Spain
			Athy, Ireland	Sevilla, Spain
			Aprilia, Italy (2)	Vigo, Spain
			Battipaglia, Italy	Neath, UK
			Calerno S. Ilario d’Enza, Italy	Poole, UK
			Nocera Superiore, Italy	Wisbech, UK
			Parma, Italy	Worcester, UK

Aerosol	Alsip, IL	Faribault, MN	Deurne, Belgium	Mijdrecht, Netherlands
	Decatur, IL	Spartanburg, SC	Spilamberto, Italy	Sutton, UK

Specialty	Belcamp, MD		Hoboken, Belgium	Miravalles, Spain
Packaging	St. Laurent, Canada		Helsinki, Finland	Montmelo, Spain
			Chatillon-sur-Seine, France	Aesch, Switzerland
			Rouen, France	Aintree, UK
			Vourles, France	Carlisle, UK
			Chignolo Po, Italy	Mansfield, UK
			Hoorn, Netherlands	Newcastle, UK

Canmaking	Norwalk, CT		Shipley, UK
and Spares

*	Plant was shut down in 2011 due to damage caused by severe flooding.

Crown Holdings, Inc.

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

The Company’s Americas and Corporate headquarters are in Philadelphia, Pennsylvania, its European headquarters is in Baar, Switzerland and its Asia-Pacific headquarters is in Singapore. The Company maintains research facilities in Alsip, Illinois and in Wantage, England. The Company’s North American and European facilities, with certain exceptions, are subject to liens in favor of the lenders under its senior secured credit facility and under the Company’s senior secured notes.

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2011, the accrual for pending and future asbestos claims that are probable and estimable was $249 million.

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

Crown Holdings, Inc.

The Company’s Italian subsidiaries have received and expect to receive additional assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers’ failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004, 2005 and 2006 and additional assessments are expected to cover periods 2007 through 2009. The expected total assessments resulting from these third party suppliers failing to remit the tax payments are approximately €40 ($52 at December 31, 2011) plus any applicable interest and penalties. In early 2012, the Company received rulings from lower level Italian courts on certain of the assessments of which one was favorable and the other was unfavorable to the Company. The Company expects both rulings to be appealed. The Company continues to believe that, if necessary, it should be able to successfully dispute the assessments and demonstrate in the appropriate Italian courts that it has no additional liability for the asserted taxes. While the Company intends to dispute the assessments, there can be no assurance that it will be successful in such disputes or regarding the final amount of additional taxes, if any, payable to the Italian tax authorities.

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

The Registrant’s common stock is listed on the New York Stock Exchange. On February 21, 2012, there were 4,686 registered shareholders of the Registrant’s common stock, including 1,385 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2011 is set forth in Part II of this Annual Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Common Stock and Other Equity” and under Note O to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchase of its equity securities during the year ended December 31, 2011.

2011	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs as of the end of the Period (millions)

May	5,018,701	$39.85	5,018,701	$394
December	2,771,004	36.09	2,771,004	$294

Total	7,789,705	$38.51	7,789,705	$294

The share repurchases were made pursuant to an authorization from the Company’s Board of Directors to repurchase up to $600 million of the Company’s common stock through the end of 2012. Share repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of December 31, 2011, $294 million of the Company’s outstanding common stock may be repurchased under this program.

The Company is not obligated to acquire any shares of its common stock and the share repurchase program may be suspended or terminated at any time at the Company’s discretion. Share repurchases are subject to the terms of the Company’s debt agreements, market conditions and other factors. The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes.

See Note O to the consolidated financial statements for additional information regarding the Company’s share repurchases.

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE

Comparison of Five-Year Cumulative Total Return (a)

Crown Holdings, Inc., S&P 500 Index, Dow Jones “U.S. Containers & Packaging” Index (b)

(a)	Assumes that the value of the investment in Crown Holdings, Inc. common stock and each index was $100 on December 31, 2006 and that all dividends were reinvested.
(b)	Industry index is weighted by market capitalization and is comprised of Crown Holdings, AptarGroup, Ball, Bemis, Greif, MeadWestvaco, Owens-Illinois, Packaging Corp. of America, RockTenn, Sealed Air, Silgan, Sonoco and Temple-Inland.

Crown Holdings, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2011	2010	2009	2008	2007
Summary of Operations
Net sales	$8,644	$7,941	$7,938	$8,305	$7,727

Cost of products sold, excluding depreciation and amortization	7,120	6,519	6,551	6,885	6,468
Depreciation and amortization	176	172	194	216	229
Selling and administrative expense	395	360	381	396	385
Provision for asbestos	28	46	55	25	29
Provision for restructuring	77	42	43	21	20
Asset impairments and sales	6	(18)	(6)	6	100
Loss from early extinguishments of debt	32	16	26	2
Interest expense, net of interest income	221	194	241	291	304
Translation and exchange adjustments	2	(4)	(6)	21	(9)

Income before income taxes and equity earnings	587	614	459	442	201
Provision for/(benefit from) income taxes	194	165	7	112	(400)
Equity earnings/(loss)	3	3	(2)

Net income	396	452	450	330	601
Net income attributable to noncontrolling interests	(114)	(128)	(116)	(104)	(73)

Net income attributable to Crown Holdings	$282	$324	$334	$226	$528

Financial Position at December 31
Working capital	$318	$272	$317	$385	$151
Total assets	6,868	6,899	6,532	6,774	6,979
Total cash and cash equivalents	342	463	459	596	457
Total debt	3,532	3,048	2,798	3,337	3,437

Total debt, less cash and cash equivalents, to total capitalization (1)	108.1%	91.9%	85.9%	98.7%	89.8%
Total equity/(deficit)	(239)	229	383	36	338

Common Share Data (dollars per share)
Earnings:
Basic	$1.86	$2.03	$2.10	$1.42	$3.27
Diluted	1.83	2.00	2.06	1.39	3.19

Market price on December 31	33.58	33.38	25.58	19.20	25.65
Book value attributable to Crown Holdings based on year-end outstanding shares	(3.19)	(0.62)	(0.04)	(1.99)	0.09

Number of shares outstanding at year-end	148.4	155.3	161.5	159.2	159.8
Average shares outstanding
Basic	151.7	159.4	159.1	159.6	161.3
Diluted	154.3	162.4	161.9	162.9	165.5

Other
Capital expenditures	$401	$320	$180	$174	$156
Number of employees	20,655	20,537	20,510	21,268	21,819

Notes:

(1)	Total capitalization consists of total debt and total equity/(deficit), less cash and cash equivalents.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data; per share earnings are quoted as diluted)

INTRODUCTION

This discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the “Company”) as of and during the three-year period ended December 31, 2011. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

EXECUTIVE OVERVIEW

The Company’s focus is to increase shareholder value by maximizing cash flow while investing in promising growth projects in emerging markets and generating sufficient returns which can be reinvested in the Company to expand or improve its operations, used to pay down debt and/or returned to shareholders. The Company’s current growth projects include expansion in the emerging markets of Brazil, China, and Southeast Asia. When the current lineup of expansion projects is completed, the Company expects to have added approximately 8.5 billion units of incremental can capacity to its year-end 2011 levels. In the mature, developed markets of North America and Western Europe, the Company continues to focus on improving productivity and efficiency while reducing material and resource use and waste.

The key performance measure used by the Company is segment income, which is a non-GAAP measure. Segment income is defined by the Company as gross profit less selling and administrative expenses. Improving segment income is primarily dependent on the Company’s ability to increase revenues and manage costs. The Company’s key strategies for increasing revenues include investing in geographic markets with growth potential and developing innovative packaging products using proprietary technology. The Company’s cost control efforts focus on improving operating efficiencies and managing material and labor costs, including pension and other benefit costs. In addition, the Company considers refinancing transactions aimed at reducing the Company’s leverage, as well as possible acquisitions (which, if effected, may increase the Company’s indebtedness or involve the issuance of Company securities), dispositions, investments or repurchases of its common stock. Such transactions would be subject to compliance with the Company’s debt agreements.

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

NET SALES AND SEGMENT INCOME

Net sales increased from $7,941 in 2010 to $8,644 in 2011 primarily due to $432 from the pass-through of higher raw material costs, $84 from higher net global sales unit volumes due to organic growth and increased customer demand and $197 from the impact of foreign currency translation.

Crown Holdings, Inc.

Net sales increased from $7,938 in 2009 to $7,941 in 2010 primarily due to higher global sales unit volumes which offset decreases due to the pass-through of lower raw material costs and $42 from the impact of foreign currency translation.

Information about categories of net sales as a percentage of consolidated net sales follows.

	2011	2010	2009
Net sales from U.S. operations	26.6%	28.3%	28.0%
Sales of beverage cans and ends	52.4%	51.2%	47.6%
Sales of food cans and ends	30.2%	31.2%	34.0%

Discussion and analysis of net sales and segment income by segment follows.

AMERICAS BEVERAGE

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps”, and supplies a variety of customers throughout the U.S., Brazil, Canada, Colombia and Mexico. The Company recently completed construction of a new plant in Ponta Grossa, Brazil with the first line commencing commercial operations in the first quarter of 2011 and a second line commencing commercial operations in the second quarter of 2011. In addition, the Company commenced commercial operations of a second line in its plant in Estancia, Brazil in the second quarter of 2011. At full capacity and efficiency, these additions are expected to add annual capacity of more than 2.5 billion cans. The Company also plans to construct a new beverage can plant in Belem, Brazil which is expected to be completed during the fourth quarter of 2012.

Net sales in the Americas Beverage segment increased from $2,097 in 2010 to $2,273 in 2011 primarily due to $113 from the pass-through of higher raw material costs, primarily aluminum, $48 from increased sales unit volumes due to market growth in Brazil which offset lower sales unit volumes in the U.S. and $15 from the impact of foreign currency translation. The increase in sales unit volumes is primarily due to the start of commercial operations at the Company’s plant in Ponta Grossa, Brazil in the first quarter of 2011 and the start of commercial operations on the second can line at the Company’s plant in Estancia, Brazil in the second quarter of 2011.

Net sales in the Americas Beverage segment increased from $1,819 in 2009 to $2,097 in 2010, primarily due to $206 from increased sales unit volumes and $39 from the impact of foreign currency translation.

Segment income in the Americas Beverage segment increased from $275 in 2010 to $302 in 2011 primarily due to $19 from increased sales unit volumes and favorable product mix and $7 from lower operating costs.

Segment income in the Americas Beverage segment increased from $207 in 2009 to $275 in 2010, primarily due to increased sales unit volumes in the U.S., Canada and Brazil.

NORTH AMERICA FOOD

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers in the U.S. and Canada.

Net sales in the North America Food segment decreased from $897 in 2010 to $889 in 2011 primarily due to $54 from lower sales unit volumes as decreased market demand in the U.S. for food cans offset higher sales unit volumes in metal vacuum closures. The decrease was partially offset by $39 from the pass-through of higher raw material costs, primarily tinplate, and $7 from the impact of foreign currency translation.

Net sales in the North America Food segment decreased from $1,006 in 2009 to $897 in 2010 primarily due to the pass-through of lower steel costs and a $76 from lower sales unit volumes, partially offset by $11 from the impact of foreign currency translation.

Crown Holdings, Inc.

Segment income in the North America Food segment increased from $120 in 2010 to $146 in 2011 primarily due to $19 from lower operating costs including the benefits from prior plant closures in Canada and lower postretirement benefits in the U.S. resulting from plan amendments in 2010 and 2011 and $5 from inventory holding gains from the sale of inventory on hand at the end of 2010.

Segment income in the North America Food segment decreased from $140 in 2009 to $120 in 2010, primarily due to inventory holding gains from 2009 that did not recur in 2010.

EUROPE BEVERAGE

The Company’s European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers throughout Eastern and Western Europe, the Middle East and North Africa. In the second quarter of 2011, the Company commenced commercial operations of the second line at its plant in Kechnec, Slovakia. The second line is expected to add full annualized capacity of 750 million cans. In the third quarter of 2012, the Company expects to complete construction of a new plant in Osmaniye, Turkey which is expected to add full annualized capacity of 700 million cans.

Net sales in the European Beverage segment increased from $1,524 in 2010 to $1,669 in 2011 primarily due to $58 from increased sales unit volumes primarily in Slovakia, $56 from the pass-through of higher raw material costs and $31 from the impact of foreign currency translation.

Net sales in the European Beverage segment decreased from $1,567 in 2009 to $1,524 in 2010 primarily due to the pass-through of lower raw material costs and $29 from the impact of foreign currency translation, partially offset by $101 from increased sales unit volumes.

Segment income in the European Beverage segment decreased from $244 in 2010 to $210 in 2011 primarily due to increased costs, including lower productivity, which were not fully offset by increases in selling prices and increased volume activity.

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

Net sales in the European Food segment increased from $1,841 in 2010 to $1,999 in 2011 primarily due to $142 from the pass-through of higher raw material costs, primarily tinplate, and $86 from the impact of foreign currency translation partially offset by $70 from lower sales unit volumes.

Net sales in the European Food segment decreased from $1,968 in 2009 to $1,841 in 2010, primarily due to the pass-through of lower steel costs and $73 from the impact of foreign currency translation, partially offset by $50 from increased sales unit volumes.

Segment income in the European Food segment increased from $224 in 2010 to $239 in 2011 primarily due to $24 from lower operating costs, $5 from inventory holding gains from the sale of inventory on hand at the end of 2010 and $11 from the impact of foreign currency translation partially offset by $25 from lower sales unit volumes including the fourth quarter 2010 effects of customers’ buying ahead of 2011 tinplate price increases.

Segment income in the European Food segment decreased from $238 in 2009 to $224 in 2010, primarily due to inventory holding gains from 2009 that did not recur in 2010 and $10 from the impact of foreign currency translation, partially offset by an increase in sales unit volumes.

Crown Holdings, Inc.

EUROPEAN SPECIALTY PACKAGING

The European Specialty Packaging segment manufactures a wide variety of specialty containers, with numerous lid and closure variations and supplies a variety of customers throughout Europe.

Net sales in the European Specialty Packaging segment increased from $395 in 2010 to $434 in 2011 primarily due to $26 from the pass-through of higher raw material costs and $21 from the impact of foreign currency translation partially offset by $8 from lower sales unit volumes.

Net sales in the European Specialty Packaging segment decreased from $404 in 2009 to $395 in 2010, primarily due to $23 from the pass-through of lower raw material costs and $14 from the impact of foreign currency translation partially offset by $28 from increased sales unit volumes.

Segment income in the European Specialty Packaging increased from $22 in 2010 to $30 in 2011 primarily due to $4 from favorable product mix and $4 from lower operating costs.

Segment income in the European Specialty Packaging segment increased from $18 in 2009 to $22 in 2010 primarily due to cost reductions, including plant operating efficiencies, which offset inventory holding gains in 2009 that did not recur in 2010.

NON-REPORTABLE SEGMENTS

The Company’s non-reportable segments primarily include its aerosol can businesses in North America, Europe and Thailand, its beverage can businesses in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam, its food can and closures business in Thailand and its tooling and equipment operations in the U.S. and United Kingdom.

In the second quarter of 2011, the Company commenced commercial operations at its new beverage can plant in Hangzhou, China. In the third quarter of 2011, the Company began production on the second beverage can line at its plant in Phnom Penh, Cambodia. In the fourth quarter of 2011, the Company’s beverage can plant in Thailand was damaged due to severe flooding. The Company expects to complete the rebuilding of its damaged Thailand capacity by 2013.

In 2012, the Company expects to complete new plants in Putian, Ziyang and Heshan, China and to expand capacity in Ho Chi Minh City, Vietnam. In 2013, the Company expects to complete new plants in Changchun, Nanning and XinXiang, China and Danang, Vietnam and to expand capacity in Malaysia and Putian. Once construction is complete, the Company expects to have eleven beverage can plants strategically located across China and four in Vietnam.

Net sales in non-reportable segments increased from $1,187 in 2010 to $1,380 in 2011 primarily due to $133 from increased beverage can sales and the pass-through of higher raw material costs in Cambodia, China, and Vietnam, $30 from increased beverage equipment sales to can manufacturers and $37 from the impact of foreign currency translation partially offset by $10 from the April 2010 sale of the Company’s plastic closures business in Brazil. Growth in sales unit volumes in Cambodia, China, and Vietnam is primarily the result of increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending.

Net sales in non-reportable segments increased from $1,174 in 2009 to $1,187 in 2010 primarily due to $19 from the impact of foreign currency translation, and $49 from increased beverage can sales unit volumes in Cambodia, China, Malaysia and Vietnam, partially offset by $23 from the April 2010 sale of the Company’s plastic closures business in Brazil and the pass-through of lower steel costs to customers in the Company’s aerosol can businesses. Growth in sales unit volumes were the result of increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending.

Segment income in non-reportable segments increased from $206 in 2010 to $234 in 2011 primarily due to $10 from increased sales unit volumes in Cambodia, China, and Vietnam, $8 from increased beverage equipment sales and $6 from the impact of foreign currency translation.

Crown Holdings, Inc.

Segment income in non-reportable segments increased from $180 in 2009 to $206 in 2010 primarily due to increased market demand for beverage cans in Cambodia, China and Vietnam.

CORPORATE AND UNALLOCATED EXPENSE

Corporate and unallocated costs increased from $201 in 2010 to $208 in 2011 primarily due to a benefit of $20 in 2010 from the settlement of a legal dispute unrelated to the Company’s ongoing operations that did not recur in 2011 partially offset by $15 of lower pension costs.

Corporate and unallocated costs decreased from $233 in 2009 to $201 in 2010 primarily due to a benefit of $20 in 2010 from the settlement of a legal dispute unrelated to the Company’s ongoing operations and $18 of lower pension costs, partially offset by an increase of $6 related to miscellaneous other corporate costs.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold, excluding depreciation and amortization, increased from $6,519 in 2010 to $7,120 in 2011, primarily due to increased global sales unit volumes, increased raw material costs and $166 from the impact of foreign currency translation.

Cost of products sold, excluding depreciation and amortization, decreased from $6,551 in 2009 to $6,519 in 2010, primarily due to lower raw material costs and $28 from the impact of foreign currency translation, partially offset by higher sales unit volumes.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $172 in 2010 to $176 in 2011 primarily due to $4 from the impact of foreign currency translation. Depreciation and amortization decreased from $194 in 2009 to $172 in 2010 primarily due to lower capital spending in prior years. As the Company’s current capacity expansion projects are completed and depreciation commences, depreciation is expected to increase in future periods.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense increased from $360 in 2010 to $395 in 2011 primarily due to $20 of benefit from the settlement of a legal dispute unrelated to the Company’s ongoing operations in 2010 that did not recur in 2011 and $10 from the impact of foreign currency translation.

Selling and administrative expense decreased from $381 in 2009 to $360 in 2010 primarily due to a benefit of $20 from the settlement of a legal dispute unrelated to the Company’s ongoing operations.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. During 2011, 2010 and 2009 the Company recorded charges of $28, $46 and $55, respectively, to increase its accrual for asbestos-related costs and made asbestos-related payments of $28, $27 and $26, respectively. The Company expects 2012 payments to be generally consistent with prior years’ levels. See Note K to the consolidated financial statements for additional information regarding the provision for asbestos-related costs. Also see the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to asbestos liabilities.

Crown Holdings, Inc.

PROVISION FOR RESTRUCTURING

In 2011, the Company recorded a charge of $77 for restructuring actions as follows.

The Company recorded a charge of $20 related to the relocation of its European Division and management to Switzerland effective January 1, 2011 in order to benefit from a more centralized management location. The charge included $19 for the estimated employee compensation costs resulting from an intercompany payment related to the relocation and is expected to be paid over the next one to four years.

The Company recorded a charge of $3 in its North America Food segment primarily related to prior Canadian plant closures.

The Company recorded a charge of $9 for headcount reductions in its European Food segment. The Company expects that these actions may result in annual pre-tax savings of $6 when fully implemented in 2013.

The Company recorded a charge of $45 to reduce manufacturing capacity and headcount throughout its Western European operations, primarily in its European Aerosol can business. The Company expects that these actions may result in annual pre-tax savings of $27 when fully implemented in 2013.

There can be no assurance that any such pre-tax savings will be realized.

During 2010, the Company recorded a charge of $42 for restructuring costs including $22 related to the closure of a Canadian plant in the Company’s North America Food segment, $6 for strip and clean costs from prior restructuring actions primarily in the Company’s North America Food segment, $8 for severance costs covering administrative headcount reductions due to relocation of the Company’s European division headquarters and $6 for other related costs.

During 2009, the Company recorded a charge of $43 for restructuring costs, including $20 related to the closure of two food can plants and an aerosol can plant in Canada, $19 for severance costs to reduce headcount in the Company’s European division and $4 for costs related to a prior restructuring action in Canada.

See Note M to the consolidated financial statements for additional information on these charges.

LOSS FROM EARLY EXTINGUISHMENTS OF DEBT

During 2011, the Company recorded a charge of $32 in connection with the repayment of its $600 outstanding 7.75% senior secured notes due 2015 and its €83 ($121) 6.25% first priority senior secured notes due 2011.

During 2010, the Company recorded a charge of $16 in connection with the repayment of €76 ($101) of its 6.25% first priority senior secured notes due 2011 and its $200 outstanding 7.625% senior notes due 2013.

During 2009, the Company recorded a charge of $26 in connection with the repayment of €300 ($442) of its 6.25% first priority senior secured notes due 2011, its outstanding 8.0% debentures due 2023, $300 of its 7.625% senior notes due 2013 and $86 of its 7.50% debentures due 2096.

INTEREST EXPENSE

Interest expense increased from $203 in 2010 to $232 in 2011 primarily due to $23 from higher average debt outstanding and $4 from the impact of foreign currency translation. Interest expense decreased from $247 in 2009 to $203 in 2010 primarily due to $41 from lower average debt outstanding.

TRANSLATION AND FOREIGN EXCHANGE ADJUSTMENTS

During 2011, 2010 and 2009, the Company recorded foreign exchange (losses)/gains of $(2), $4 and $6, respectively, primarily for certain subsidiaries that had unhedged currency exposure arising from intercompany debt obligations and for other subsidiaries whose functional currency is not their local currency.

Crown Holdings, Inc.

TAXES ON INCOME

The Company’s effective income tax rate in 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Income before income taxes	587	614	459
Provision for income taxes	194	165	7
Effective income tax rate	33.0%	26.9%	1.5%

The effective income tax rate in 2011 was higher than in 2010 primarily due to a net tax charge of $25 in 2011 in connection with the relocation of the Company’s European headquarters and management to Switzerland and a tax benefit of $7 in 2010, that did not recur in 2011, from the nontaxable settlement of a legal dispute unrelated to the Company’s operations.

The low effective income tax rate in 2009 was primarily due to $122 of valuation allowance adjustments including $58 in the U.S. and $42 in France related to the release of valuation allowances based on future income projections, $16 for deferred tax assets used for 2009 profits in France, and $6 for the release of valuation allowances in Germany due to a change in tax law that will allow the Company to use tax losses that it previously could not use. The valuation allowance release in the U.S. included $54 for foreign tax credits that expire in 2016 through 2019 and $4 for research credits that expire in 2019. Prior to the fourth quarter of 2009, the Company was unable to conclude that it was more likely than not that these tax credits, which can only be used after all of the Company’s tax losses are used, would be realized before their expiration.

See Note W to the consolidated financial statements for additional information regarding income taxes. Also see the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to valuation allowances.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests decreased from $128 in 2010 to $114 in 2011 primarily due to the acquisition of additional ownership interests in certain operations in Beijing, Dubai, Greece, Jordan, Shanghai, Tunisia and Vietnam which offset increased earnings in Brazil.

Net income attributable to noncontrolling interests increased from $116 in 2009 to $128 in 2010 primarily due to increased earnings in the Americas Beverage segment primarily in Brazil where the noncontrolling investor has a 50% ownership interest.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities decreased from $590 in 2010 to $379 in 2011 including $325 of increased pension contributions and $40 of increased interest payments.

Receivables used cash of $36 in 2011 compared to $255 in 2010. The increase in 2011 is comparable to $47 in 2010 after adjusting 2010 for the $208 increase due to a change in accounting guidance requiring the Company’s securitization facilities and a portion of its factoring facilities to be accounted for as secured borrowings. Days sales outstanding for trade receivables decreased from 38 in 2010 to 35 in 2011 as increased receivables from higher raw material costs and increased sales unit volumes were offset by increased factoring.

Crown Holdings, Inc.

Inventories used cash of $119 in 2011 due to $65 from higher raw material costs and $50 from increased inventory levels primarily due to capacity expansion primarily in Asia and Brazil. The cash used for inventories was largely offset by $100 of cash provided by accounts payable and accrued liabilities.

Cash provided by operating activities decreased from $756 in 2009 to $590 in 2010 primarily due to $208 from a change in accounting guidance requiring the Company’s securitization facilities and a portion of its factoring facilities to be accounted for as secured borrowings and an increase in tax payments of $29, partially offset by a reduction of $83 in interest payments primarily due to lower average debt outstanding and the timing of interest payments on refinanced debt.

INVESTING ACTIVITIES

Net cash used for investing activities increased from $281 in 2010 to $372 in 2011 primarily due to an increase in capital expenditures related to the Company’s current beverage can capacity expansion projects in Brazil, China, Eastern Europe and Southeast Asia. Currently, the Company expects capital expenditures of approximately $325 in 2012 excluding the cost to rebuild beverage can capacity lost to flooding which the Company expects will be reimbursed by insurance. At December 31, 2011, the Company had $72 of capital commitments primarily related to its expansion projects. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Net cash used for investing activities increased from $200 in 2009 to $281 in 2010 primarily due to an increase in capital expenditures due to beverage can capacity expansion. In addition, 2010 included $39 of proceeds from the sales of property, plant and equipment and from the sale of a business whereas 2009 included an outflow of $22 to purchase a business in Vietnam as discussed in Note T to the consolidated financial statements.

FINANCING ACTIVITIES

Cash used for financing activities was $129, $299 and $701 in 2011, 2010 and 2009, respectively.

In 2011 and 2010, cash used for financing activities was primarily to repurchase shares of the Company’s common stock as described in Note O to the consolidated financial statements, purchase additional ownership interests in certain operations from noncontrolling interests as described in Note T to the consolidated financial statements, pay dividends to noncontrolling interests in the Company’s non-wholly owned subsidiaries in Asia, the Middle East and South America and in 2011 to prefund $328 of pension obligations in the U.S. and Canada.

In 2010, cash flows from financing activities included an increase of $208 from a change in accounting guidance requiring the Company’s securitization facilities and a portion of its factoring facilities to be accounted for as secured borrowings.

In 2009, cash used for financing activities was primarily to reduce the Company’s outstanding long-term debt.

In 2011, 2010 and 2009, other financing activities included payments of $9, $34 and $63, respectively, to settle foreign currency derivatives used to hedge intercompany debt obligations.

LIQUIDITY

As of December 31, 2011, $314 of the Company’s $342 cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows generated in the U.S. and dividends from certain foreign subsidiaries. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $156 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

Crown Holdings, Inc.

The Company funds its worldwide cash needs through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring facilities. As of December 31, 2011, the Company has available capacity of $100 under its North American securitization facility and $1,021 under its revolving credit facilities. The Company has current maturities of long-term debt of $67 due in 2012 and is not required to refinance or renegotiate any of its current sources of liquidity in 2012.

The Company has substantial debt outstanding. The ratio of total debt, less cash and cash equivalents, to total capitalization was 108.1%, 91.9% and 85.9% at December 31, 2011, 2010 and 2009, respectively. Total capitalization is defined by the Company as total debt plus total equity, less cash and cash equivalents. The increase in 2011 compared to 2010 was primarily due to additional borrowings which were used, in part, to repurchase shares of the Company’s common stock and to purchase additional ownership interests in certain operations from noncontrolling interests.

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

The Company’s revolving credit facility and term loans also contain various financial covenants. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense. Adjusted EBITDA is calculated as the sum of net income attributable to Crown Holdings, net income attributable to noncontrolling interests, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s interest coverage ratio of 4.72 to 1.0 at December 31, 2011 was in compliance with the covenant requiring a ratio of at least 2.85 to 1.0. The total net leverage ratio is calculated as total net debt divided by Adjusted EBITDA, as defined above. Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. The Company’s total net leverage ratio of 2.78 to 1.0 at December 31, 2011 was in compliance with the covenant requiring a ratio no greater than 4.0 to 1.0. The ratios are calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Adjusted EBITDA and interest expense for the most recent twelve months. Failure to meet the financial covenants could result in the acceleration of any outstanding amounts due under the revolving credit facilities, term loan agreements and senior notes due 2017, 2018 and 2021. In addition, the interest rate on the revolving credit facilities can vary from EURIBOR or LIBOR plus a margin of 1.75% up to 2.25% based on the total net leverage ratio. The margin is 1.75% at a ratio of less than 2.0 to 1.0, 2.25% at a ratio of 2.5 to 1.0 or higher, and 2.0% in between. The term loans bear interest of LIBOR or EURIBOR plus 1.75%.

The Company’s current sources of liquidity and borrowings expire or mature as follows: its $200 North American securitization facility in March 2013; its $1,200 revolving credit facilities in June 2015; its $400 7.625% senior notes in May 2017; its €500 ($647) 7.125% senior notes in August 2018; its $700 6.25% senior notes in February 2021; its $350 7.375% senior notes in December 2026; its $64 7.5% senior notes in December 2096; and $230 of other indebtedness in various currencies at various dates through 2019. In addition the Company’s term loan facilities mature as follows: $45 in June 2013, $91 in June 2014, $136 in June 2015 and $633 in June 2016.

DEBT ACTIVITY

In January 2011, the Company sold $700 principal amount of 6.25% senior notes due 2021. The Company used a portion of the proceeds to retire all of its $600 outstanding 7.75% senior notes due 2015.

Crown Holdings, Inc.

In June 2011, the Company amended its existing senior secured credit facilities to add a $200 term loan facility and a €274 ($355 at December 31, 2011) term loan facility, each of which will mature in June 2016 and bear interest at LIBOR or EURIBOR plus 1.75%. The Company used borrowings under the new term loan facilities to repay its existing term loans, which were scheduled to mature on November 15, 2012, and to redeem all of the Company’s outstanding 6.25% first priority senior secured notes due 2011.

In November 2011, the Company amended its existing senior secured credit facilities to add an additional $350 term loan facility which expires in June 2016 and bears interest at LIBOR plus 1.75%. The Company used borrowings under the new term loan to pre-fund its pension obligations in the U.S. and Canada.

See Note Q to the consolidated financial statements for further information relating to the Company’s debt.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2011 are summarized in the table below.

	Payments Due by Period
	2012	2013	2014	2015	2016	2017 & after	Total

Long-term debt	$67	$219	$134	$175	$645	$2,175	$3,415
Interest on long-term debt	188	184	177	173	168	152	1,042
Operating leases	54	41	26	17	12	43	193
Projected pension contributions	130	89	104	204	158		685
Postretirement obligations	26	28	21	21	21	103	220
Purchase obligations	2,757	1,292	1,049	520			5,618

Total contractual cash obligations	$3,222	$1,853	$1,511	$1,110	$1,004	$2,473	$11,173

All amounts due in foreign currencies are translated at exchange rates as of December 31, 2011.

Interest on long-term debt is presented through 2017 only, represents the interest that will accrue by year, and is calculated based on interest rates in effect as of December 31, 2011. Interest on the Company’s revolving credit facility is calculated based on $119 of outstanding balances as of December 31, 2011.

The projected pension contributions caption includes the contributions the Company expects to make in 2012 to 2016 to fund its plans. The postretirement obligations caption includes the expected payments through 2021 to retirees for medical and life insurance coverage. The pension and postretirement projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Therefore, these amounts have been provided for five years only in the case of pensions and through 2021 in the case of postretirement costs.

Purchase obligations include commitments for raw materials and utilities at December 31, 2011. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

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

The table below provides information in U.S. dollars as of December 31, 2011 about the Company’s forward currency exchange contracts. The majority of the contracts expire in 2012 and primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt and are recorded at fair value. The contracts with no amounts in the fair value column have a fair value of less than $1.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
U.S. dollars/Euro	$176	$2	1.32
Sterling/Euro	101	(4)	0.85
Euro/Sterling	285	(2)	0.85
Euro/U.S. dollars	554		1.29
U.S. dollars/Sterling	62		1.56
Sterling/U.S. dollars	123	(1)	1.57
U.S. dollars/Thai Baht	36	1	30.78
Turkish Lira New/U.S. dollars	35	(2)	1.85
Turkish Lira New /Sterling	21		2.97
Singapore dollars/U.S. dollars	57	(1)	1.28
Malaysia Ringgit/ U.S. dollars	26		3.17

	$1,476	$(6)

At December 31, 2011, the Company had additional contracts with an aggregate notional value of $92 to purchase or sell other currencies, primarily Asian currencies, including the Hong Kong dollar, European currencies, including the Hungarian forint and Polish zloty and African currencies, including the Moroccan dirham and Tunisian dinar. The aggregate fair value of these contracts was a loss of $1.

The Company, from time to time, may manage its interest rate risk, primarily from fluctuations in variable interest rates, through interest rate swaps in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. Interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations. Variable interest rates disclosed represent the weighted average rates at December 31, 2011.

Crown Holdings, Inc.

	Year of Maturity
Debt	2012	2013	2014	2015	2016	Thereafter
Fixed rate	$51	$43	$30	$29	$11	$2,175
Average interest rate	5.3%	5.4%	5.8%	5.6%	6.4%	7.0%

Variable rate	$144	$176	$104	$146	$634
Average interest rate	2.8%	2.7%	2.6%	2.5%	2.4%

Total future payments of $3,543 at December 31, 2010 include $2,472 of U.S. dollar-denominated debt, $1,015 of euro-denominated debt and $56 of debt denominated in other currencies.

The Company uses various raw materials, such as steel and aluminum in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2011, consumption of steel and aluminum represented approximately 28% and 37%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The weighted average market price for steel used in packaging increased approximately 20% when compared to the weighted average market price in 2010, and the average price of aluminum ingot on the London Metal Exchange increased approximately 11% during 2011. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The Company may, however, be unable to increase its prices to offset unexpected increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term.

In addition, the manufacturing facilities of the Company are dependent, in varying degrees, upon the availability of water and processed energy, such as natural gas and electricity.

Aluminum, a basic raw material of the Company, is subject to significant price fluctuations the risk of which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $528 and a fair value loss of $58. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers to manage exposure to price volatility.

See Note S to the consolidated financial statements for further information on the Company’s derivative financial instruments.

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

Crown Holdings, Inc.

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

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $6 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the these sites, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites. The Company has also recorded aggregate accruals of $8 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. Actual expenditures for remediation were $2 in each of the years 2011, 2010 and 2009. The Company records an undiscounted environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Reserves at December 31, 2011 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserves and will not have a material effect on the Company’s consolidated results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded reserves cannot be estimated.

The potential impact on the Company’s operations of climate change and potential future climate change regulation in the jurisdictions in which the Company operates is highly uncertain. See the risk factor entitled “The Company is subject to costs and liabilities related to stringent environmental and health and safety standards” in Part I, Item 1A of this Annual Report.

COMMON STOCK AND OTHER EQUITY

Total equity decreased from $229 at December 31, 2010 to a deficit of $239 at December 31, 2011 as follows:

Beginning balance	$229
Net income	396
Purchase of noncontrolling interests	(212)
Dividends paid to noncontrolling interests	(104)
Contributions from noncontrolling interests	2
Common stock issued	11
Common stock repurchased	(312)
Stock-based compensation	18
Pension and post-retirement	(133)
Derivatives qualifying as hedges	(93)
Translation adjustments	(41)

Ending balance	$(239)

During 2011, 2010 and 2009, the Company repurchased 7,965,176, 7,959,707 and 182,574 shares of its common stock, respectively.

The share repurchases were made pursuant to an authorization from the Company’s Board of Directors to repurchase up to $600 of the Company’s common stock through the end of 2012. Share repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of December 31, 2011, $294 of the Company’s outstanding common stock may be repurchased under this program.

Crown Holdings, Inc.

Total common shares outstanding were 148,449,293 at December 31, 2011 and 155,256,791 at December 31, 2010.

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

At the end of each quarter, the Company considers whether there have been any material developments that would cause it to update its asbestos accrual calculations. Absent any significant developments in the asbestos litigation environment in general or with respect to the Company specifically, the Company updates its accrual calculations in the fourth quarter of each year. The Company’s asbestos accrual is an estimate of the amounts expected to be paid over the next ten years including outstanding claims, projected future claims and legal costs. Outstanding claims used in the accrual calculation are adjusted for factors such as claims filed in those states where the Company’s liability is limited by statute and claims alleging first exposure to asbestos after 1964 which are assumed to have no value and claims that have been outstanding for a significant length of time which are assumed to have a nominal value. Projected future claims are calculated based on actual data for the most recent five years. Outstanding and projected claims are multiplied by the average settlement cost of those claims for the most recent five years.

Crown Holdings, Inc.

The five year average settlement cost per claim was $8,200, $7,500 and $6,600 for 2011, 2010 and 2009, respectively. The average settlement cost per claim increased due to a higher percentage of claims in Crown Cork’s settlement pool for claims alleging serious disease (primarily mesothelioma and other malignancies) during the most recent five-year period. Of the approximately 50,000 claims outstanding at the end of 2011, 2010 and 2009 approximately 18%, 18% and 16% respectively, relate to claims alleging serious diseases. Of the approximately 15,000 claims related to claimants alleging first exposure to asbestos before or during 1964 that were filed in states that have not enacted asbestos legislation and were outstanding at the end of 2011, 2010 and 2009 approximately 33%, 31% and 29% respectively, relate to claims alleging serious diseases. As claims are not submitted or settled evenly throughout the year, it is difficult to predict at any time during the year whether the number of claims or average settlement cost over the five year period ending December 31 of such year will increase compared to the prior five year period.

Because the Company’s asbestos liability is an estimate of the amounts expected to be paid over the next ten years, the Company expects to record a charge each year to account for projected claims in the new tenth year. In 2011, the Company recorded a charge of $28 primarily due to the impact of including an additional year of settlement and legal costs in its projection period and the impact of valuing outstanding and projected claims at higher average settlement amounts. In 2010, the Company recorded a charge of $46 including $15 to increase its accrual for asbestos-related costs in Texas as described in Note K to the consolidated financial statements. In 2009, the Company recorded a charge of $55.

During 2011, 2010 and 2009, the Company made asbestos-related payments of $28, $27 and $26, respectively. If the recent trend of settling a higher percentage of claims alleging serious disease (primarily mesothelioma and other malignancies) which are settled for higher amounts continues, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company may record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2011 by $25 for the following ten-year period. A 10% increase or decrease in these two factors at the same time would increase or decrease the estimated liability at December 31, 2011 by $52 and $47, respectively, for the following ten-year period.

Goodwill Impairment

The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. In 2011, the Company early adopted the accounting guidance which provides the option of first performing a qualitative assessment on none, some, or all of the Company’s reporting units to determine whether further quantitative impairment testing is necessary. A company may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The Company completed its annual review and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur.

The quantitative impairment test involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on the average of the estimated fair values calculated using market values for comparable businesses and discounted cash flow projections. The Company uses an average of the two methods in estimating fair value because it believes they provide an equal probability of yielding an appropriate fair value for the reporting unit. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Under the first method of calculating estimated fair value, the Company obtains publicly available trading multiples based on the enterprise value of companies in the packaging industry whose shares are publicly traded. The Company also reviews available information regarding the multiples used in recent transactions, if any, involving transfers of controlling interests in the packaging industry. The appropriate multiple is applied to the forecasted Adjusted EBITDA (a non-GAAP item defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) of the reporting unit to obtain an estimated fair value. Under the second method, fair value is calculated as the sum of the projected

Crown Holdings, Inc.

discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include no growth assumption unless there has recently been a material change in the business or a material change is forecasted. The discount rate used is based on the average weighted-average cost of capital of companies in the packaging industry, which information is available through various sources.

The terminal value at the end of the five years is the product of the forecasted Adjusted EBITDA at the end of the five year period and the trading multiple. The Company used an EBITDA multiple of 7.0 times and a discount rate of 7.4% in its 2011 review. The assumed EBITDA multiple was consistent with the 7.0 times used in 2010. The discount rate in 2011 decreased from the 8.5% used in 2010 due to a decrease in the weighted average cost of capital of companies in the packaging industry. Based upon the Company’s qualitative and quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, the Company did not have any reporting unit at the end of 2011 whose fair value did not materially exceed its carrying value except for its European Aerosols reporting unit.

As of December 31, 2011, the estimated fair value of the European Aerosols reporting unit was 35% higher than its carrying value, and the reporting unit had $145 of goodwill. The fair value of the European Aerosols reporting unit was estimated using the methods and assumptions described above. The maximum potential effect of weighting the two methods other than equally would have been to increase or decrease the estimated fair value at December 31, 2011 by $5. Assuming all other factors remain the same, a $1 change in forecasted annual Adjusted EBITDA changes the excess of estimated fair value over carrying value by $7; a change of 0.5 in the assumed EBITDA multiple changes the excess of estimated fair value over carrying value by $14; and an increase in the discount rate from 7.4% to 8.4% changes the excess of estimated fair value over carrying value by $4. The estimated fair value of the reporting unit as determined using projected discounted cash flows assumed that current year results were held constant. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $145 could be recorded.

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

Tax Valuation Allowance

The Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that a portion of the tax assets will not be realized. The estimate of the amount that will not be realized requires the use of assumptions concerning the Company’s future taxable income. These estimates are projected through the life of the related deferred tax assets based on assumptions that management believes are reasonable. The Company considers all sources of taxable income in estimating its valuation allowances, including taxable income in any available carry back period; the reversal of taxable temporary differences; tax-planning strategies; and taxable income expected to be generated in the future other than reversing temporary differences. Should the Company change its estimate of the amount of its deferred tax assets that it would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease in tax expense in the period such a change in estimate was made. See Note W to the consolidated financial statements for additional information on the Company’s valuation allowances.

Unrecognized Tax Positions

The Company recognizes the impact of a tax position if, in the Company’s opinion, it is more likely than not that the position will be sustained on audit, based on the technical merits of that position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon

Crown Holdings, Inc.

ultimate settlement. The determination of whether the impact should be recognized, and the measurement of the impact, can require significant judgment and the Company’s estimate may differ from actual settlement amounts. See Note W to the consolidated financial statements for additional information on the Company’s tax positions.

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $97 in 2011 and currently projects its 2012 pension expense to be $97 using foreign currency exchange rates in effect at December 31, 2011.

The rate of return assumptions are reviewed at each measurement date based on the pension plans’ investment policies, current asset allocations and an analysis of the historical returns of the capital markets.

The U.S. plan’s assumed rate of return was 8.75% in 2011 and is 8.0% in 2012. The U.K. plan’s assumed rate of return was 7.0% in 2011 and is 6.25% in 2012. The assumed rate of return for 2012 was calculated on a similar basis to 2011 as described in Note V to the consolidated financial statements.

A 0.25% change in the expected rates of return would change 2012 pension expense by approximately $10.

Discount rates were selected using a method that matches projected payouts from the plans with zero-coupon AA bond yield curves in the respective currencies. The yield curves were constructed from the underlying bond price and yield data collected as of the plans’ measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the AA bond universe, apportioned into distinct maturity groups. These individual discount rates were then converted into a single equivalent discount rate. To assure that the resulting rates can be achieved by the plan, only bonds with sufficient capacity that satisfy certain criteria and are expected to remain available through the period of maturity of the plan benefits were used to develop the discount rate. A 0.25% change in the discount rates from those used at December 31, 2011 would change 2012 pension expense by approximately $4 and postretirement expense by approximately $1. A 0.25% change in the discount rates from those used at December 31, 2011 would have changed the pension benefit obligation by approximately $138 and the postretirement benefit obligation by $8 as of December 31, 2011. See Note V to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2011, the Company had pre-tax unrecognized net losses in other comprehensive income of $2,382 related to its pension plans and $157 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. For example, the unrecognized net loss in the Company’s pension plans included a current year loss of $13 due to actual asset returns lower than expected returns and a loss of $345 primarily due to lower discount rates at the end of 2011 compared to 2010. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2011 included charges of $97 for the amortization of unrecognized net losses, and the Company estimates charges of $112 in 2012. The unrecognized net losses in the pension plans as of December 31, 2011 include $1,105 in the U.K. defined benefit plans, $1,051 in the U.S defined benefit plans and $226 in the Canadian defined benefit plans. Amortizable losses in the U.K. plan are being recognized over 22 years, representing the average expected life of inactive employees as over 90% of the plan participants are inactive and the fund is

Crown Holdings, Inc.

closed to new participants. Amortizable losses in the U.S. plan are being recognized over the average remaining service life of active participants of 16 years. Amortizable losses in the Canadian plans are being recognized over the average remaining service life of active participants of 11 years. An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2011 by $9. A decrease of 10% in the number of years would increase the estimated charge for 2011 by $11.

Unrecognized net losses of $157 in the Company’s other postretirement benefit plans as of December 31, 2011, primarily include $131 in the U.S. plans, with the amortizable portion being recognized over the average remaining service life of active participants of 9 years. The Company’s other postretirement benefits expense for the year ended December 31, 2011 included charges of $13 for the amortization of unrecognized net losses, and the Company estimates charges of $15 in 2012. An increase of 10% in the number of years used to amortize the unrecognized losses in each plan would decrease the estimated charge for 2012 by $1. A decrease of 10% in the number of years would increase the estimated charge for 2012 by $2.

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

RECENT ACCOUNTING GUIDANCE

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

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures are intended to enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of these changes.

See Note A to the consolidated financial statements for information on recently adopted accounting guidance.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to expand successfully in international and emerging markets; the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; the impact of the ongoing European Sovereign debt crisis; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; restrictions on the Company’s use of available cash under its debt agreements; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges), tax rates and tax laws (including with respect to taxation of unrepatriated non-U.S. earnings or as a result of the depletion of net loss carryforwards); the impact of health care reform in the U.S.; the impact of foreign trade laws and practices; the collectability of receivables; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, including in the Company’s Middle East operations, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, energy, water, inks and coatings) and the Company’s ability to pass raw material, energy and freight price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of price increases; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the impact of state legislation dealing with asbestos liabilities and any litigation challenging that legislation and any future state or federal legislation dealing with asbestos liabilities); the Company’s ability to realize deferred tax benefits; changes in the Company’s critical or other accounting policies or the assumptions underlying those policies; labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and difficulties related to the acquisition of a business and integration of acquired businesses; the impact of any potential dispositions, acquisitions or other strategic realignments, which may impact the Company’s operations,

Crown Holdings, Inc.

financial profile, investments or levels of indebtedness; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to achieve high capacity utilization rates for its equipment; the Company’s ability to maintain, develop and capitalize on competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology; the Company’s ability to protect its information technology systems from attacks or catastrophic failure; the strength of the Company’s cyber-security; the Company’s ability to generate sufficient production capacity; the Company’s ability to improve and expand its existing product and product lines; the impact of overcapacity on the end-markets the Company serves; loss of customers, including the loss of any significant customers; changes in consumer preferences for different packaging products; the financial condition of the Company’s vendors and customers; weather conditions, including their effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; the impact of natural disasters, including in emerging markets; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; the impact of increased governmental regulation on the Company and its products, including the regulation or restriction of the use of bisephenol-A; the impact of the Company’s initiative to generate additional cash, including the reduction of working capital levels and capital spending; the ability of the Company to realize cost savings from its restructuring programs; the Company’s ability to maintain adequate sources of capital and liquidity; costs and payments to certain of the Company’s executive officers in connection with any termination of such executive officers or a change in control of the Company; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; and changes in the Company’s strategic areas of focus, which may impact the Company’s operations, financial profile or levels of indebtedness.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, PA

February 29, 2012

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

For the years ended December 31	2011	2010	2009

Net sales	$8,644	$7,941	$7,938

Cost of products sold, excluding depreciation and amortization	7,120	6,519	6,551
Depreciation and amortization	176	172	194

Gross profit	1,348	1,250	1,193

Selling and administrative expense	395	360	381
Provision for asbestos…Note K	28	46	55
Provision for restructuring…Note M	77	42	43
Asset impairments and sales…Note N	6	(18)	(6)
Loss from early extinguishments of debt…Note Q	32	16	26
Interest expense	232	203	247
Interest income	(11)	(9)	(6)
Translation and foreign exchange	2	(4)	(6)

Income before income taxes and equity earnings	587	614	459
Provision for income taxes…Note W	194	165	7
Equity earnings/(loss) in affiliates	3	3	(2)

Net income	396	452	450
Net income attributable to noncontrolling interests	(114)	(128)	(116)

Net income attributable to Crown Holdings	$282	$324	$334

Earnings per common share attributable to Crown Holdings:

Basic…Note U	$1.86	$2.03	$2.10

Diluted…Note U	$1.83	$2.00	$2.06

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

December 31	2011	2010

Assets
Current assets
Cash and cash equivalents	$342	$463
Receivables, net…Note C	948	936
Inventories…Note D	1,148	1,060
Prepaid expenses and other current assets	165	190

Total current assets	2,603	2,649

Goodwill…Note E	1,952	1,984
Property, plant and equipment, net…Note F	1,751	1,610
Other non-current assets…Note G	562	656

Total	$6,868	$6,899

Liabilities and equity
Current liabilities
Short-term debt…Note Q	$128	$241
Current maturities of long-term debt…Note Q	67	158
Accounts payable and accrued liabilities…Note H	2,090	1,978

Total current liabilities	2,285	2,377

Long-term debt, excluding current maturities…Note Q	3,337	2,649
Postretirement and pension liabilities…Note V	996	1,159
Other non-current liabilities…Note I	489	485
Commitments and contingent liabilities…Notes J and L

Equity/(deficit)

Noncontrolling interests	234	325

Preferred stock, authorized: 30,000,000; none issued…Note O	0	0
Common stock, par value: $5.00; authorized: 500,000,000 shares; issued: 185,744,072 shares…Note O	929	929
Additional paid-in capital	863	1,231
Accumulated earnings	512	230
Accumulated other comprehensive loss…Note B	(2,590)	(2,333)
Treasury stock at par value (2011 – 37,294,779 shares; 2010 – 30,487,281 shares)	(187)	(153)

Crown Holdings shareholders’ deficit	(473)	(96)

Total equity/(deficit)	(239)	229

Total	$6,868	$6,899

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

For the years ended December 31	2011	2010	2009
Cash flows from operating activities
Net income	$396	$452	$450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	172	194
Provision for restructuring	77	42	43
Asset impairments and sales	6	(18)	(6)
Pension expense	97	112	130
Pension contributions	(404)	(79)	(74)
Stock-based compensation	18	20	18
Deferred income taxes	83	52	(81)
Changes in assets and liabilities:
Receivables	(36)	(255)	42
Inventories	(119)	(119)	50
Accounts payable and accrued liabilities	100	159	(87)
Asbestos liabilities		19	29
Other	(15)	33	48

Net cash provided by operating activities	379	590	756

Cash flows from investing activities
Capital expenditures	(401)	(320)	(180)
Proceeds from sale of businesses, net of cash sold	4	7
Proceeds from sale of property, plant and equipment	26	32	2
Acquisition of business			(22)
Other	(1)

Net cash used for investing activities	(372)	(281)	(200)

Cash flows from financing activities
Proceeds from long-term debt	1,770	745	400
Payments of long-term debt	(1,069)	(734)	(1,044)
Net change in revolving credit facility and short-term debt	(192)	278	82
Debt issue costs	(22)	(31)	(8)
Common stock issued	11	13	23
Common stock repurchased	(312)	(255)	(4)
Purchase of noncontrolling interests	(202)	(169)
Dividends paid to noncontrolling interests	(104)	(112)	(87)
Other	(9)	(34)	(63)

Net cash used for financing activities	(129)	(299)	(701)

Effect of exchange rate changes on cash and cash equivalents	1	(6)	8

Net change in cash and cash equivalents	(121)	4	(137)

Cash and cash equivalents at January 1	463	459	596

Cash and cash equivalents at December 31	$342	$463	$459

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(in millions, except share data)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total

Balance at January 1, 2009	$929	$1,510	$(428)	$(2,195)	$(133)	$(317)	$353	$36

Comprehensive income:
Net income			334			334	116	450
Translation adjustments				142		142	2	144
Pension and postretirement plans:
Net loss and prior service cost adjustments				(352)		(352)		(352)
Amortization of net loss and prior service cost				67		67		67
Derivatives qualifying as hedges				83		83	3	86

Total comprehensive income						274	121	395

Dividends paid to noncontrolling interests							(87)	(87)
Restricted stock awarded		(3)			3
Stock-based compensation		18				18		18
Common stock issued		14			9	23		23
Common stock repurchased		(3)			(1)	(4)		(4)
Acquisition of business							2	2

Balance at December 31, 2009	$929	$1,536	$(94)	$(2,255)	$(122)	$(6)	$389	$383

Comprehensive income:
Net income			324			324	128	452
Translation adjustments				(25)		(25)	(6)	(31)
Pension and postretirement plans:
Net loss and prior service cost adjustments				(147)		(147)		(147)
Amortization of net loss and prior service cost				73		73		73
Derivatives qualifying as hedges				12		12	(1)	11

Total comprehensive income						237	121	358

Dividends paid to noncontrolling interests							(112)	(112)
Restricted stock awarded		(3)			3
Stock-based compensation		20				20		20
Common stock issued		7			6	13		13
Common stock repurchased		(215)			(40)	(255)		(255)
Purchase of noncontrolling interests		(114)		9		(105)	(64)	(169)
Sale of business							(9)	(9)

Balance at December 31, 2010	$929	$1,231	$230	$(2,333)	$(153)	$(96)	$325	$229

Comprehensive income:
Net income			$282			$282	$114	$396
Translation adjustments				(56)		(56)	2	(54)
Pension and postretirement plans:
Net loss and prior service cost adjustments				(181)		(181)		(181)
Amortization of net loss and prior service cost				61		61		61
Derivatives qualifying as hedges				(87)		(87)	(6)	(93)

Total comprehensive income						19	110	129

Dividends paid to noncontrolling interests							(104)	(104)
Contribution from noncontrolling interests							2	2
Restricted stock awarded		(2)			2
Stock-based compensation		18				18		18
Common stock issued		7			4	11		11
Common stock repurchased		(272)			(40)	(312)		(312)
Purchase of noncontrolling interests		(119)		6		(113)	(99)	(212)

Balance at December 31, 2011	$929	$863	$512	$(2,590)	$(187)	$(473)	$234	$(239)

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

The Company manufactures and sells metal containers, metal closures, and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the U.S. and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”). If an entity is a VIE, the Company determines whether it is the primary beneficiary based on whether it (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. If an entity is not a VIE, the Company consolidates those entities in which it has control, including certain subsidiaries that are not majority-owned. Certain of the Company’s agreements with noncontrolling interests contain provisions in which the Company would surrender certain decision-making rights upon a change in control of the Company. AccordingIy, consolidation of these operations may no longer be appropriate subsequent to a change in control of the Company, as defined in the agreements. Investments in companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Investments in securities where the Company does not have the ability to exercise significant influence over operating and financial policies, and whose fair value is readily determinable such as those listed on a securities exchange, are referred to as “available for sale securities” and reported at their fair value with unrealized gains and losses reported in accumulated other comprehensive income in equity. Other investments are carried at cost.

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

Stock-Based Compensation. The Company has stock-based employee compensation plans that are currently comprised of fixed stock option grants and restricted stock awards. Compensation expense is recognized over the vesting period on a straight-line basis using the grant date fair value of the award and the estimated number of awards that are expected to vest. The Company’s plans provide for stock awards which include accelerated vesting upon retirement, disability, or death of eligible employees. The Company considers a stock-based award to be vested when the service period is no longer contingent on the employee providing future service. Accordingly, the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date that retirement eligibility is achieved, if less that the stated vesting period.

Crown Holdings, Inc.

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

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows (in years):

Land improvements	25
Buildings and Building Improvements	25 – 40
Machinery and Equipment	3 – 14

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

Crown Holdings, Inc.

The with-and-without approach is used to account for utilization of windfall tax benefits arising from the Company’s stock-based compensation plans and only the direct impact of awards is considered when calculating the amount of windfalls or shortfalls. The Company uses the deferral method for accounting for investment tax credits. Income tax-related interest is reported as interest expense and penalties are reported as income tax expense.

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

Hedge accounting is discontinued prospectively when (i) the instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item, (ii) the instrument expires, is sold, terminated or exercised, or (iii) designating the instrument as a hedge is no longer appropriate.

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

Research and Development. Net research, development and engineering costs of $43, $42 and $42 in 2011, 2010 and 2009, respectively, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Recent Accounting and Reporting Pronouncements. Effective January 1, 2010, the Company adopted the FASB’s amended guidance on transfers of financial assets. The guidance removes the concept of a qualifying special-purpose entity, establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting and clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale. As a result of adopting the guidance, the Company’s receivables securitization and certain factoring facilities are now accounted for as secured borrowings. The impact of adopting the new guidance was to increase both the Company’s receivables and short-term debt on its Consolidated Balance Sheet as of December 31, 2010 and to increase both net cash used for operating activities and net cash provided by financing activities on the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2010 by $208.

Crown Holdings, Inc.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes give companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. The Company early adopted the changes for its review of goodwill in the fourth quarter of 2011. As the changes do not affect the outcome of the impairment analysis of a reporting unit, there was no impact on the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued revised disclosure requirements for companies that participate in multiemployer pension plans. The disclosures are intended to provide more information about an employer’s financial obligations to a multiemployer pension plan and about the financial health of significant plans in which the employer participates. The disclosures are required for individually significant plans and include legal name and employer identification number of the plan, amount of employer contributions to each significant plan, whether the employer’s contributions represent more than 5% of total contributions to the plan and an indication of which plans, if any, are subject to a funding improvement plan or are considered in critical or endangered status. The Company evaluated its participation in multiemployer plans and determined that none are individually significant and the revised disclosure requirements did not impact the Company’s financial statements.

B.	Accumulated Other Comprehensive Loss Attributable to Crown Holdings

	2011	2010
Pension and postretirement adjustments	$(1,819)	$(1,699)
Cumulative translation adjustments	(723)	(673)
Derivatives qualifying as hedges	(48)	39

	$(2,590)	$(2,333)

C.	Receivables

	2011	2010
Accounts and notes receivable	$834	$829
Less: allowance for doubtful accounts	(37)	(40)

Net trade receivables	797	789
Miscellaneous receivables	151	147

	$948	$936

The Company utilizes receivable securitization facilities in the normal course of business as part of managing its cash flows. As of December 31, 2011, the Company has a $200 securitization facility available in North America. The Company has determined that transactions under this facility do not qualify for sale accounting and has therefore accounted for the transactions as secured borrowings with the receivables and associated liabilities recognized in the Company’s Consolidated Balance Sheets.

In addition, the Company utilizes receivables factoring arrangements in the normal course of business as part of managing cash flows for its European operations. Under these arrangements, the Company sells its entire interest in specified receivables to various third parties. Where the Company has surrendered control over factored receivables, the Company has accounted for the transfers as sales.

The Company’s continuing involvement in factored receivables accounted for as sales is limited to servicing the receivables. The Company receives adequate compensation for servicing the receivables and no servicing asset or liability is recorded.

Crown Holdings, Inc.

At December 31, the amounts securitized or factored were as follows:

	2011	2010
Accounted for as secured borrowings	$113	$208
Accounted for as sales	$297	$210

In 2011, 2010 and 2009, the Company recorded expenses related to securitization and factoring facilities of $10 in each year as interest expense.

Collections from customers on securitized or factored receivables and related fees and costs are included in operating activities in the Consolidated Statements of Cash Flows. Proceeds and repayments related to securitization or factoring transactions that do not qualify for sale accounting are included in financing activities in the Consolidated Statements of Cash Flows.

D.	Inventories

	2011	2010
Finished goods	$410	$365
Work in process	136	128
Raw materials and supplies	602	567

	$1,148	$1,060

E.	Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2011 and 2010 were as follows:

	Americas Beverage	North America Food	European Beverage	European Food	European Specialty Packaging	Non- reportable segments	Total
Balance at January 1, 2010:
Goodwill	$454	$158	$773	$1,336	$139	$166	$3,026
Accumulated impairment losses	(29)		(73)	(724)	(139)	(11)	(976)

Net	425	158	700	612	0	155	2,050
Foreign currency translation	3	4	(30)	(36)		(7)	(66)

Balance at December 31, 2010:
Goodwill	457	162	743	1,300	139	159	2,960
Accumulated impairment losses	(29)		(73)	(724)	(139)	(11)	(976)

Net	428	162	670	576	0	148	1,984
Foreign currency translation	(2)		(11)	(16)		(3)	(32)

Balance at December 31, 2011:
Goodwill	455	162	732	1,284	139	156	2,928
Accumulated impairment losses	(29)		(73)	(724)	(139)	(11)	(976)

Net	$426	$162	$659	$560	$0	$145	$1,952

F.	Property, Plant and Equipment

	2011	2010
Buildings and improvements	$806	$804
Machinery and equipment	4,195	4,062
Land and improvements	136	145
Construction in progress	211	174

	5,348	5,185
Less: accumulated depreciation and amortization	(3,597)	(3,575)

	$1,751	$1,610

Crown Holdings, Inc.

G.	Other Non-Current Assets

	2011	2010
Deferred taxes	$452	$530
Debt issue costs	49	44
Investments	25	26
Fair value of derivatives		13
Other	36	43

	$562	$656

The investments caption includes the Company’s investments accounted for by the equity method and the cost method.

H.	Accounts Payable and Accrued Liabilities

	2011	2010
Trade accounts payable	$1,393	$1,300
Salaries, wages and other employee benefits, including pension and postretirement	164	189
Accrued taxes, other than on income	105	122
Fair value of derivatives	76	16
Accrued interest	45	38
Asbestos liabilities	25	25
Income taxes payable	13	30
Deferred taxes	10	20
Restructuring	58	23
Other	201	215

	$2,090	$1,978

I.	Other Non-Current Liabilities

	2011	2010
Asbestos liabilities	$224	$224
Deferred taxes	27	39
Postemployment benefits	44	43
Income taxes payable	32	27
Environmental	12	13
Fair value of derivatives	6
Other	144	139

	$489	$485

Income taxes payable includes uncertain tax positions as discussed in Note W.

J.	Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain non-cancelable leases are classified as capital leases and are included in property, plant and equipment. Other long-term non-cancelable leases are classified as operating leases and are not capitalized. Certain of the leases contain renewal or purchase options, but the leases do not contain significant contingent rental payments, escalation clauses, rent holidays, rent concessions or leasehold improvement incentives. The amount of capital leases reported as capital assets, net of accumulated amortization, was $1 and $2 at December 31, 2011 and 2010, respectively.

Crown Holdings, Inc.

Under long-term operating leases, minimum annual rentals are $54 in 2012, $41 in 2013, $26 in 2014, $17 in 2015, $12 in 2016 and $43 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $7 due under non-cancelable subleases. The present value of future minimum payments on capital leases was $1 as of December 31, 2011. Rental expense (net of sublease rental income) was $62, $60 and $62 in 2011, 2010 and 2009, respectively. Amortization of capital leases is reported in depreciation and amortization expense in the Consolidated Statements of Operations.

K.	Provision for Asbestos

Crown Cork & Seal Company, Inc. (“Crown Cork”) is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork.

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

Similar legislation was enacted in Florida, Georgia, Indiana, Mississippi, North Dakota, Ohio, Oklahoma, South Carolina and Wisconsin in recent years. The legislation, which applies to future and, with the exception of Georgia, South Carolina, South Dakota and Wyoming, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor’s total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor’s assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

Crown Holdings, Inc.

the Pennsylvania Constitution due to retroactive application. The Company cautions that the limitations of the statute, as amended, are subject to litigation and may not be upheld. Adverse rulings in cases challenging the constitutionality of the Pennsylvania statute could have a material impact on the Company.

The Company’s approximate claims activity for the years ended 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Beginning claims	50,000	50,000	50,000
New claims	2,000	2,000	3,000
Settled or dismissed claims	(2,000)	(2,000)	(3,000)

Ending claims	50,000	50,000	50,000

The Company’s approximate cash payments during the years ended 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Asbestos-related payments	$28	$27	$26
Settled claims payments	20	17	17

As of December 31, the Company’s outstanding claims by year of exposure and state filed were approximately as follows:

	2011	2010
Claimants alleging first exposure after 1964	15,000	15,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	12,000	12,000
Pennsylvania	2,000	2,000
Other states that have enacted asbestos legislation	6,000	6,000
Other states	15,000	15,000

Total claims outstanding	50,000	50,000

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

Historically (1977-2011), Crown Cork estimates that approximately one-quarter of all asbestos-related claims made against it have been asserted by claimants who claim first exposure to asbestos after 1964.

With respect to claimants alleging first exposure to asbestos before or during 1964, the Company does not include in its accrual any amounts for settlements in states where the Company’s liability is limited by statute except for certain pending claims in Texas as described above.

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

As of December 31 for the years ended 2011, 2010 and 2009, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were approximately as follows:

	2011	2010	2009
Total claims	18%	18%	16%
Pre-1964 claims in states without asbestos legislation	33%	31%	29%

Crown Holdings, Inc.

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against us. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2011.

As of December 31, 2011 and 2010, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $249 and $249, including $198 and $196 for unasserted claims. The Company’s accrual as of December 31, 2011 includes estimated probable costs for claims through the year 2021. The Company’s accrual excludes potential costs for claims beyond 2021 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

Approximately 88% of the claims outstanding at the end of 2011 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 11% were filed by plaintiffs who claim damages of less than $5; approximately 1% were filed by plaintiffs who claim damages from $5 to less than $100 (90% of whom claim damages less than $25) and 9 were filed by plaintiffs who claim damages in excess of $100.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant, the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

L.	Commitments and Contingent Liabilities

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $6 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites. The Company has also recorded aggregate accruals of $8 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. Actual expenditures for remediation were $2 in each of the years 2011, 2010 and 2009.

The Company records an undiscounted environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Reserves at December 31, 2011 are primarily for asserted claims and are based on internal and external environmental studies. The Company expects that the liabilities will be paid out over the period of remediation for the applicable sites, which in some cases may exceed ten years. Although the Company believes its reserves are adequate, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s reserves and will not have a material effect on the Company’s consolidated results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

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

The Company’s Italian subsidiaries have received and expect to receive additional assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers’ failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004, 2005 and 2006 and additional assessments are expected to cover periods 2007 through 2009. The expected total assessments resulting from these third party suppliers failing to remit the tax payments are approximately €40 ($52 at December 31, 2011) plus any applicable interest and penalties. In early 2012, the Company received rulings from lower level Italian courts on certain of the assessments of which one was favorable and the other was unfavorable to the Company. The Company expects both rulings to be appealed. The Company continues to believe that, if necessary, it should be able to successfully dispute the assessments and demonstrate in the appropriate courts that it has no additional liability for the asserted taxes. While the Company intends to dispute the assessments, there can be no assurance that it will be successful in such disputes or regarding the final amount of additional taxes, if any, payable to the Italian tax authorities.

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

The Company has various commitments to purchase materials, supplies and utilities totaling approximately $5,618 as of December 31, 2011 as part of the ordinary conduct of business. The Company’s basic raw materials for its products are steel and aluminum, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for standby letters of credit and for purchases of capital assets.

In January 2010, the Company received a one time payment of $20 as part of an overall resolution of a long-time dispute unrelated to the Company’s ongoing operations, customers or vendors, and recorded a gain of $20 within selling and administrative expense.

At December 31, 2011 the Company had certain indemnification agreements covering environmental remediation, lease payments, and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $12. Several agreements outstanding at December 31, 2011 did not provide liability limits. The Company also has guarantees of $15 related to the residual value of leased assets at December 31, 2011.

Crown Holdings, Inc.

M.	Restructuring

The Company recorded restructuring charges as follows:

	2011	2010	2009
European Division Headquarters	$20	$14	$0
North America Food European Food	3 9	28 0	24 14
Other Europe	45	0	5

	$77	$42	$43

European Division headquarters

In 2010, the Company announced the relocation of its European Division headquarters and management to Switzerland effective January 1, 2011 in order to benefit from a more centralized management location. As of December 31, 2011, the Company incurred costs of $34 which are expected to be the total costs related to the relocation.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination costs	Other exit costs	Asset write- downs	Total

Balance at December 31, 2009	$0	$0	$0	$0
Provisions	8	6	0	14
Payments made	0	(4)	0	(4)

Balance at December 31, 2010	$8	$2	$0	$10
Provisions	1	19	0	20
Payments made	(8)	(2)	0	(10)
Foreign currency translation	(1)	—	—	(1)

Balance at December 31, 2011	$0	$19	$0	$19

Other exit costs of $19 in 2011 represent the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay these costs over the next one to four years.

North America Food

In 2009 and 2010, the Company initiated restructuring actions to reduce cost through consolidation of certain U.S. and Canadian operations resulting in the closure of certain Canadian plants and headcount reductions of approximately 400.

As of December 31, 2011, the Company incurred total costs of $55 related to the closures and may incur future additional charges for pension settlements of approximately $5 when the Company receives regulatory approval and settles the obligations.

These actions are expected to be completed in 2013.

Crown Holdings, Inc.

The following table summarizes the restructuring accrual balances and utilization by cost type for these restructurings:

	Termination costs	Other exit costs	Asset write- downs	Total

Balance at December 31, 2009	$6	$0	$0	$6
Provisions	12	6	10	28
Payments made	(5)	(6)	0	(11)
Reclassified to other accounts	(10)	0	(10)	(20)

Balance at December 31, 2010	$3	$0	$0	$3
Provisions	1	2	0	3
Payments made	(2)	(2)	0	(4)

Balance at December 31, 2011	$2	$0	$0	$2

European Food

In 2009, the Company initiated restructuring actions to reduce headcount as part of ongoing cost reduction efforts in its European Food segment. These actions resulted in headcount reductions of approximately 160 and total costs of $14. In 2011, the Company initiated further restructurings in its European Food segment resulting in headcount reductions of approximately 121. The Company expects these actions to be completed in 2012 at a total cost of $11.

The following table summarizes the restructuring accrual balances and utilization by cost type for these actions:

	Termination costs	Other exit costs	Asset write- downs	Total

Balance at December 31, 2009	$14	$0	$0	$14
Payments made	(7)	0	0	(7)

Balance at December 31, 2010	$7	$0	$0	$7
Provisions	9	0	0	9
Payments made	(4)	0	0	(4)
Foreign currency translation	(2)	—	—	(2)

Balance at December 31, 2011	$10	$0	$0	$10

Other Europe

In 2009, the Company initiated restructuring actions to reduce headcount as part of ongoing cost reduction efforts throughout Europe. These actions resulted in headcount reductions of approximately 90 and a total cost of $5. In 2011, the Company initiated further restructurings throughout Western Europe, primarily in its European Aerosol operations, to reduce manufacturing capacity and headcount by approximately 360 employees. The Company expects these actions to be completed in 2013 at a total cost of $53.

The following table summarizes the restructuring accrual balances and utilization by cost type for these actions (in millions):

	Termination costs	Other exit costs	Asset write- downs	Total

Balance at December 31, 2009	$5	$0	$0	$5
Payments made	(2)	0	0	(2)

Balance at December 31, 2010	$3	$0	$0	$3
Provisions	45	0	0	45
Payments made	(1)	0	0	(1)
Foreign currency translation	(1)	0	0	(1)

Balance at December 31, 2011	$46	$0	$0	$46

Crown Holdings, Inc.

N.	Asset Impairments and Sales

During 2011, the Company recorded a net charge of $6 for asset impairments and sales including a loss of $4 for the insurance deductible related to its beverage can plant in Thailand that was shut down in October due to damage caused by severe flooding. As a result of the flooding, the company wrote-off $23 of property, plant and equipment which was fully offset by anticipated insurance proceeds which the Company recognized because realization of such proceeds is considered probable.

During 2010, the Company recorded a net gain of $18 for asset impairments and sales including a gain of $14 from sales of Canadian real estate as a result of previously announced plant closings and $4 from the sale of the Company’s plastic closures business in Brazil.

During 2009, the Company recorded a net gain of $6 for asset impairments and sales including a gain of $8 from the sale of surplus land in a European food can business, partially offset by $2 of other net losses from asset sales and impairment charges.

O.	Capital Stock

A summary of common stock activity for the year ended December 31 is as follows (in shares):

	2011	2010	2009
Common stock outstanding at January 1	155,256,791	161,483,074	159,191,238
Shares repurchased	(7,965,176)	(7,959,707)	(182,574)
Shares issued upon exercise of employee stock options	666,183	1,219,680	1,822,173
Restricted stock issued to employees	463,885	481,326	615,839
Shares issued to non-employee directors	27,610	32,418	36,398

Common stock outstanding at December 31	148,449,293	155,256,791	161,483,074

During 2011, the Company repurchased shares of its common stock pursuant to accelerated share repurchase agreements as follows:

•

In April, the Company paid $6 to settle the purchase price adjustment of an accelerated share repurchase agreement from December 2010. The payment did not result in the Company receiving any additional shares.

•	In May, the Company paid $200 to purchase 5,018,701 shares of its common stock under an accelerated share repurchase program.

•

In December, the Company paid $100 to purchase shares of its common stock under an accelerated repurchase program. Pursuant to the agreement, the Company initially purchased 2,771,004 shares. The total number of shares to be repurchased will be based on the Company’s volume-weighted average stock price (subject to provisions establishing a maximum price) during the term of the transaction, which is expected to be completed in the first quarter of 2012.

The share repurchases were made pursuant to an authorization from the Company’s Board of Directors to repurchase up to $600 of the Company’s common stock through the end of 2012. Share repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of December 31, 2011, $294 of the Company’s outstanding common stock may be repurchased under this program.

Crown Holdings, Inc.

The Company is not obligated to acquire any shares of its common stock and the share repurchase program may be suspended or terminated at any time at the Company’s discretion. Share repurchases are subject to the terms of the Company’s debt agreements, market conditions and other factors. The repurchased shares, if any, are expected to be used for the Company’s stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder, and for other general corporate purposes.

The Board of Directors has the authority to issue, at any time or from time to time, up to 30 million shares of preferred stock in one or more classes or series of classes. Such shares of preferred stock would not be entitled to more than one vote per share when voting as a class with holders of the Company’s common stock. The voting rights and such designations, preferences, limitations and special rights are subject to the terms of the Company’s Articles of Incorporation, determined by the Board of Directors.

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

The Company’s ability to pay dividends and repurchase its common stock is limited by certain restrictions in its debt agreements. These restrictions are subject to a number of exceptions, however, allowing the Company to make otherwise restricted payments. The amount of restricted payments permitted to be made, including dividends and repurchases of the Company’s common stock, is generally limited to the cumulative excess of $200 plus 50% of adjusted net income plus proceeds from the exercise of employee stock options over the aggregate of restricted payments made since July 2004. Adjustments to net income may include, but are not limited to, items such as asset impairments, gains and losses from asset sales and early extinguishments of debt.

P.	Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals, generally based on market conditions, as determined by the Plan Committee designated by the Company’s Board of Directors. Shares awarded under the plans are issued from the Company’s treasury shares. As of December 31, 2011, approximately 2.0 million shares are available for future awards under the Company’s 2006 stock-based incentive compensation plan. There have been no awards of SARs or deferred stock.

Stock-based compensation expense was as follows:

	2011	2010	2009
Stock options	$5	$5	$5
Restricted stock	12	14	13

Crown Holdings, Inc.

Stock Options

A summary of stock option activity follows:

	2011
	Shares	Weighted average exercise price
Options outstanding at January 1	4,468,002	$18.08
Granted	97,500	39.84
Exercised	(669,683)	14.61
Forfeited	(96,900)	23.45
Expired	(12,500)	18.49

Options outstanding at December 31	3,786,419	19.12

Options fully vested or expected to vest at December 31	3,732,333	$18.98

The following table summarizes outstanding and exercisable options at December 31, 2011:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$5.30 to $8.60	923,953	2.3	$8.52	923,953	$8.52
$8.75 to $23.19	315,000	2.4	9.72	309,000	9.46
$23.45	2,393,966	5.1	23.45	1,299,966	23.45
$23.88 to $40.01	153,500	8.2	34.65	24,000	25.03

	3,786,419	4.3	19.12	2,556,919	16.38

Outstanding stock options have a contractual term of ten years, are fixed-price and non-qualified. Options granted in 2007 or later vest over six years at 20% per year with initial vesting on the second anniversary of the grant.

Options outstanding at December 31, 2011 had an aggregate intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options as of December 31, 2011) of $55. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $15, $24 and $22, respectively. Cash received from exercise of stock options during 2011 was $11.

At December 31, 2011, shares that were fully vested or expected to vest had an aggregate intrinsic value of $55 and a weighted average remaining contractual term of 4.2 years, and shares exercisable had an aggregate intrinsic value of $44 and a weighted average remaining contractual term of 3.7 years. Also at December 31, 2011, there was approximately $6 of unrecognized compensation expense related to outstanding nonvested stock options with a weighted average recognition period of 1.5 years.

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

Crown Holdings, Inc.

The fair values of stock option grants during 2011, 2010 and 2009 were estimated using the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	2.4%	2.6%	2.7%
Expected life of option (years)	6.8	6.0	6.0
Expected stock price volatility	31.7%	33.2%	33.7%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted average grant-date fair values for options granted during 2011, 2010 and 2009 were $14.98, $10.14 and $10.01, respectively. The Company has assumed an annual forfeiture rate of between three and five percent in each year based on historical data of the forfeiture of nonvested share-based awards through the termination of service by plan participants.

Restricted Stock

Each year the Company awards shares to certain senior executives in the form of time-vested restricted stock and performance-based shares. The restricted stock vests ratably over three years on the anniversary date of the award. The performance-based shares cliff vest at the end of three years on the anniversary date of the award. The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded and will be settled in shares of common stock. The market performance criteria is the Company’s Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies. Under the awards, participants who terminate employment for retirement, disability or death receive accelerated vesting of their time-vested awards to the date of termination. Performance-based awards will be issued to the terminated participants on the original vesting date.

A summary of transactions during the year ended December 31, 2011 follows:

Number of shares
Nonvested shares outstanding at January 1, 2011	1,059,481
Awarded:
Time-vesting	121,940
Performance-based	196,667
Performance-based – achieved 200% level (grant date fair value of $33.87)	145,278
Released:
Time-vesting shares awarded in 2008 through 2010	(235,313)
Performance-based shares awarded in 2008	(145,278)
Performance-based awards – achieved 200% level	(145,278)

Nonvested shares outstanding at December 31, 2011	997,497

The grant date fair value of restricted stock awarded in 2011, 2010 and 2009 follows:

	2011	2010	2009
Time-vested restricted stock	$33.70	$26.80	$18.87
Performance-based shares	$41.69	$36.25	$23.10

The 2011 awards included 121,940 shares of time-vested restricted stock and 196,667 performance-based shares. Additional performance-based shares of 145,278 were issued without restriction because the Company exceeded the level of performance established on the original date of the award in 2008 by 100%. The fair value of the performance-based shares awarded was calculated using a Monte Carlo valuation model. The variables used in the model included stock price volatility of 37.9%, an expected term of three years, and a risk-free interest rate of 1.02% along with other factors associated with the relative performance of the Company’s stock price and shareholder returns when compared to the companies in the peer group.

Crown Holdings, Inc.

As of December 31, 2011, there was approximately $6 of unrecognized compensation cost related to outstanding nonvested restricted and performance-based stock awards. This cost is expected to be recognized over the remaining weighted average vesting period of one year. The aggregate intrinsic value of shares that were released on the vesting dates during the years ended December 31, 2011, 2010 and 2009, including additional performance-based shares issued, was $18, $13 and $11, respectively.

Q.	Debt

	2011	2010
Short-term debt
Securitization	$100	$208
Bank loans/overdrafts/factoring	28	33

Total short-term debt	$128	$241

Long-term debt
Senior secured borrowings:
Revolving credit facilities	$119	$184
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2012		147
Euro at EURIBOR plus 1.75% due 2012		145
U.S. dollar at LIBOR plus 1.75% due 2016	550
Euro (€274) at EURIBOR plus 1.75% due 2016	355
Euro 6.25% first priority notes due 2011		112
Senior notes and debentures:
U.S. dollar 7.75% due 2015		600
U.S. dollar 7.625% due 2017	400	400
Euro (€500) 7.125% due 2018	647	669
U.S. dollar 6.25% due 2021	700
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies:
Fixed rate with rates in 2011 from 1.0% to 8.5% due 2012 through 2019	178	111
Variable rate with average rates in 2011 from 3.63% to 6.50% due 2012 through 2015	52	37
Unamortized discounts	(11)	(12)

Total long-term debt	3,404	2,807
Less: current maturities	(67)	(158)

Total long-term debt, less current maturities	$3,337	$2,649

The weighted average interest rates were as follows:

	2011	2010	2009
Short-term debt	2.5%	2.7%	5.0%
Revolving credit facilities	3.6%	2.6%	5.4%

Aggregate maturities of long-term debt for the five years subsequent to 2011, excluding unamortized discounts, are $67, $219, $134, $175 and $645, respectively. Cash payments for interest during 2011, 2010 and 2009 were $203, $163 and $246, respectively.

The estimated fair value of the Company’s long-term borrowings, based on quoted market prices for the same or similar issues, was $3,684 at December 31, 2011.

Crown Holdings, Inc.

2011 Activity

In January 2011, the Company sold $700 principal amount of 6.25% senior notes due 2021. The notes were issued at par by Crown Americas LLC and Crown Americas Capital Corp. III, each a subsidiary of the Company, and are unconditionally guaranteed by the Company and substantially all of its U.S. subsidiaries. The Company paid $11 in issue costs that will be amortized over the term of the debt.

In June 2011, the Company amended its existing senior secured credit facilities to add a $200 term loan facility and a €274 ($355 at December 31, 2011) term loan facility, each of which will mature in June 2016 and bear interest at LIBOR or EURIBOR plus 1.75%. The Company paid $6 in issue costs that will be amortized over the term of the facilities.

In November 2011, the Company amended its existing senior secured credit facilities to add an additional $350 term loan facility which matures in June 2016 and bears interest at LIBOR plus 1.75%. The Company maintained the ability to enter into up to $1,000 of additional term loans under its existing facilities, subject to agreement from any participating lenders. The Company paid $5 in issue costs that will be amortized over the term of the facilities.

The Company recorded a loss from early extinguishments of debt of $32 including $27 for premiums paid and $5 for the write off of deferred financing fees in connection with the following transactions.

•	The Company retired all of its $600 outstanding 7.75% senior notes due 2015 and paid a redemption premium of $25.

•	The Company repaid its existing $147 and €108 ($159) term loans, which were scheduled to mature in November 2012.

•	The Company redeemed all €83 ($121) of the outstanding 6.25% first priority senior secured notes due September 2011.

The Company’s senior secured revolving credit facilities, which mature in June 2015, include provisions for letters of credit up to $210 that reduce the amount of borrowing capacity otherwise available. At December 31, 2011, the Company’s available borrowing capacity under the facilities was $1,021, equal to the facilities’ aggregate capacity of $1,200 less $119 of borrowings and $60 of outstanding letters of credit. The interest rate on the facilities can vary from LIBOR or EURIBOR plus a margin of 0.875% up to 2.00% plus a 0.25% facing fee on letters of credit. The senior secured revolving credit facilities and term loans contain financial covenants including an interest coverage ratio and a total net leverage ratio.

2010 Activity

In June 2010, the Company repaid $200 of its U.S. dollar term loan facility and the equivalent of $200 of its euro term loan facility.

In July 2010, the Company sold €500 ($650) principal amount of 7.125% senior notes due 2018. The notes were issued at par by Crown European Holdings SA, a wholly owned subsidiary of the Company. The notes are senior obligations of Crown European Holdings SA and are unconditionally guaranteed on a senior basis by the Company and each of the Company’s present and future U.S. subsidiaries that guarantees obligations under the Company’s credit facilities and, subject to applicable law, each of Crown European Holdings SA’s subsidiaries that guarantee obligations under the Company’s credit facilities.

In connection with these transactions, the Company paid $31 in bond issue costs that will be amortized over the related contractual term.

The Company recorded a loss from early extinguishments of debt of $16, including $12 for premiums paid and $4 for the write off of deferred financing fees, in connection with the following transactions:

•	The Company retired €76 ($101) principal amount of Crown European Holdings SA’s 6.25% first priority senior secured notes due 2011 and paid a redemption premium of $4.

Crown Holdings, Inc.

•

The Company redeemed all of the outstanding $200 principal amount of 7.625% senior notes due 2013 of Crown Americas LLC and Crown Americas Capital Corp., each a wholly-owned subsidiary of the Company, and paid a redemption premium of $8.

2009 Activity

During 2009, the Company recorded a net loss from early extinguishments of debt of $26, for premiums paid and the write off of deferred financing fees, in connection with the following transactions:

•	The Company retired €300 ($442) of Crown European Holdings SA’s 6.25% senior secured notes due 2011 and paid $18 for fees and redemption premiums.

•	The Company retired all $200 of the outstanding 8.0% debentures of Crown Cork & Seal Company, Inc. due 2023 and paid $12 for fees and redemption premiums.

•	The Company redeemed $300 principal amount of its U.S. dollar 7.625% senior notes due 2013 and paid a redemption premium of $11.

•	The Company repurchased $86 principal amount of its 7.50% debentures due 2096 at a discount of $21 to the principal amount.

R.	Fair Value Measurements

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

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities, comprised of derivative instruments, that were accounted for at fair value on a recurring basis as of December 31, 2011.

			Fair value at reporting date using
	Assets/liabilities
	at fair value		Level 1		Level 2
	2011	2010	2011	2010	2011	2010
Assets
Foreign exchange	$15	$26			$15	$26
Commodities	4	53	$4	$53

Total	$19	$79	$4	$53	$15	$26

Liabilities
Foreign exchange	$20	$15			$20	$15
Commodities	62	1	$62	$1

Total	$82	$16	$62	$1	$20	$15

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

See Note S for further discussion of the Company’s use of derivative instruments and their fair values at December 31, 2011, and Note V for fair value disclosures related to pension plan assets.

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

The Company’s objective in managing exposure to market risk is to limit the impact on earnings and cash flow. The extent to which the Company uses derivative financial instruments is dependent upon its access to these contracts in the financial markets and its success using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales agreements that permit the pass-through of commodity price and foreign exchange rate risk to customers.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2011 mature between one and thirty-five months.

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

Crown Holdings, Inc.

The following table sets forth financial information about the impact on Accumulated Other Comprehensive Income (“AOCI”) and earnings from changes in fair value related to derivative instruments accounted for as cash flow hedges.

	Amount of gain/(loss) recognized in AOCI		Amount of gain/(loss) reclassified
	(effective portion)		from AOCI into earnings
Derivatives in cash flow hedges	2011	2010	2011	2010

Cross-currency swap		$9		$13	(1)
Foreign exchange contracts	$(8)	4	$(5)	4	(2)
Commodity contracts	(66)	23	18	7	(3)

Total	$(74)	$36	$13	$24

(1)	Within the Statement of Operations for the year ended December 31, 2010, $12 was credited to translation and foreign exchange and $1 was credited to interest income.
(2)	Within the Statement of Operations for the year ended December 31, 2011, $6 was charged to net sales and $1 was credited to cost of products sold. Within the Statement of Operations for the year ended December 31, 2010, $10 was credited to net sales and $6 was charged to cost of products sold.
(3)	Within the Statement of Operations for the year ended December 31, 2011, $25 was credited to cost of products sold and $7 was charged to income tax expense. Within the Statement of Operations for the year ended December 31, 2010, $10 was credited to cost of products sold and $3 was charged to income tax expense.

For the year ending December 31, 2012, a net loss of $59 ($50, net of tax) is expected to be reclassified to earnings. The actual amount that will be reclassified may differ from this amount due to changing market conditions. No amounts were reclassified during the year ended December 31, 2011 in connection with anticipated transactions that were no longer considered probable and the ineffective portion recorded in earnings was less than $1.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items. Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the year ended December 31, 2011.

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

The impact on earnings of foreign exchange contracts designated as fair value hedges was less than $1 for the year ended December 31, 2011 and a gain of $1 for the year ended December 31, 2010. The impact on earnings of foreign exchange contracts not designated as hedges was a loss of $33 for the year ended December 31, 2011 and a gain of $16 for the year ended December 31, 2010. These items were reported as translation and foreign exchange and were offset by changes in the fair value of the related hedged items.

Crown Holdings, Inc.

The fair values of outstanding derivative instruments in the Consolidated Balance Sheet at December 31, were:

Derivative Assets	Balance Sheet Classification	2011	2010

Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$9	$12
Commodity contracts	Other current assets	4	40
Commodity contracts	Other non-current assets	0	13

Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	6	14

	Total	$19	$79

Derivative Liabilities	Balance Sheet Classification

Derivatives designated as hedges:
Foreign exchange contracts	Accounts payable and accrued liabilities	$10	$12
Commodity contracts	Accounts payable and accrued liabilities	56	1
Commodity contracts	Other non-current liabilities	6	0

Derivatives not designated as hedges:
Foreign exchange contracts	Accounts payable and accrued liabilities	10	3

	Total	$82	$16

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at December 31 were:

	2011	2010
Derivatives in cash flow hedges:
Foreign exchange	$480	$751
Commodities	528	326

Derivatives in fair value hedges:
Foreign exchange	123	256

Derivatives not designated as hedges:
Foreign exchange	965	827

T.	Noncontrolling Interests

In 2011, the Company paid an aggregate of $202 to purchase the remaining public ownership interests in Hellas Can, its public holding company in Greece and to increase its ownership interests in its subsidiaries in Dubai, Beijing and Shanghai to 100% and in Jordan and Tunisia to 60%.

In 2010, the Company paid an aggregate of $169 to acquire the remaining ownership interests in the holding companies for its four joint ventures in China and its joint venture in Hanoi, Vietnam, and to increase its ownership interests in Hellas Can, its public holding Company in Greece, to 85%, and it subsidiaries in Dong Nai, Vietnam to 96% and Senegal to 100%.

Crown Holdings, Inc.

The accounting guidance requires changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value to be accounted for as equity transactions. The effect on net income attributable to the Company had purchases of noncontrolling interests been recorded through net income is as follows:

	2011	2010	2009

Net income attributable to Crown Holdings	$282	$324	$334
Transfers to noncontrolling interests – Decrease in paid-in-capital for purchase of noncontrolling interests	(119)	(114)	0

Net income attributable to Crown Holdings after transfers to noncontrolling interests	$163	$210	$334

Additionally, in 2009, the Company acquired a 70% interest in a beverage can production facility in Dong Nai, Vietnam for $22, net of cash acquired. The facility had not commenced commercial production at the time it was acquired by the Company. The overall purchase price allocation included $28 to property, plant and equipment, $4 to accrued liabilities, and $2 to noncontrolling interests.

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

	2011	2010	2009

Net income attributable to Crown Holdings	$282	$324	$334

Weighted average shares outstanding:
Basic	151.7	159.4	159.1
Add: dilutive stock awards	2.6	3.0	2.8

Diluted	154.3	162.4	161.9

Basic earnings per share	$1.86	$2.03	$2.10

Diluted earnings per share	$1.83	$2.00	$2.06

Common shares contingently issuable upon the exercise of outstanding stock options of 0.1 million in 2011, 0.3 million in 2010 and 3.5 million in 2009 were excluded from diluted shares outstanding. These shares had exercise prices above the average market price for the related periods and would have been anti-dilutive.

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

Crown Holdings, Inc.

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

	(196)	(196)	(196)
U.S.	2011	2010	2009

Service cost	$11	$9	$8
Interest cost	72	72	80
Expected return on plan assets	(80)	(80)	(71)
Amortization of actuarial loss	47	66	77
Amortization of prior service cost	3	2	2
Cost attributable to settlements and curtailments	0	0	7

Total pension expense	$53	$69	$103

	(196)	(196)	(196)
Non-U.S.	2011	2010	2009

Service cost	$27	$26	$19
Interest cost	161	155	147
Expected return on plan assets	(196)	(179)	(162)
Amortization of actuarial loss	50	47	28
Amortization of prior service cost/(credit)	2	(6)	(5)

Total pension expense	$44	$43	$27

The non-U.S. pension expense excludes $10 of cost attributable to plan curtailments and settlements that was recorded in restructuring expense in 2010.

Additional pension expense of $5, $4 and $4 was recognized in 2011, 2010 and 2009 for multi-employer plans.

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows

U.S.	2011	2010

Projected benefit obligations	$1,502	$1,477
Accumulated benefit obligations	1,474	1,450
Fair value of plan assets	1,172	978

Non-U.S.	2011	2010

Projected benefit obligations	$3,247	$2,796
Accumulated benefit obligations	3,106	2,668
Fair value of plan assets	2,884	2,540

Crown Holdings, Inc.

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Projected Benefit Obligations
Benefit obligations at January 1	$1,477	$1,325	$2,982	$2,830
Service cost	11	9	27	26
Interest cost	72	72	161	155
Plan participants’ contributions	1	0	4	5
Amendments	(4)	3	3	0
Curtailments	0	0	0	5
Actuarial loss	54	178	290	202
Benefits paid	(109)	(110)	(177)	(172)
Foreign currency translation	0	0	(34)	(69)

Benefit obligations at December 31	$1,502	$1,477	$3,256	$2,982

Plan Assets
Fair value of plan assets at January 1	$978	$970	$2,729	$2,637
Actual return on plan assets	(9)	89	271	269
Employer contributions	311	29	93	50
Plan participants’ contributions	1	0	5	5
Benefits paid	(109)	(110)	(177)	(172)
Foreign currency translation	0	0	(27)	(60)

Fair value of plan assets at December 31	$1,172	$978	$2,894	$2,729

Funded Status	$(330)	$(499)	$(362)	$(253)

Accumulated benefit obligations at December 31	$1,474	$1,450	$3,106	$2,853

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

The strategic ranges for asset allocation in the U.S. plan are as follows:

U.S. equities	35	% to 45%
International equities	10	% to 20%
Fixed income	12	% to 22%
Real estate	0	% to 5%
Private equity	5	% to 10%
Hedge funds	15	% to 20%

The Company’s investment strategy in its U.K. plan, the largest non-U.S. plan, is designed to achieve a funding level of 100% within the next 15 years by targeting an expected return (net of fees) of 2.4% annually in excess of the expected growth in the liabilities. The company seeks to achieve this return with a risk level commensurate with a 5% chance of the funding level falling between 5% and 9% in any one year. The strategic ranges for asset allocation in the U.K. plan are as follows:

Investment grade credit	40	% to 80%
Equities	0	% to 30%
Hedge funds	0	% to 10%
Real estate	0	% to 5%
Private equity	0	% to 15%
Emerging market wealth	0	% to 5%
Alternative credit	0	% to 15%
Other	0	% to 5%

Crown Holdings, Inc.

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

The levels assigned to the defined benefit plan assets as of December 31, 2011 and 2010 are summarized in the tables below:

Crown Holdings, Inc.

	2011
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$152	$86	$238
Global large cap equity		56	56
U.S. large cap equity	163	36	199
U.S. mid/small cap equity	174	12	186
Mutual funds – global equity	98		98
Mutual funds – U.S. equity	84		84
Mutual funds – fixed income	62		62

	733	190	923

Level 2
Government issued debt securities	56	374	430
Corporate debt securities	87	343	430
Asset backed securities	1	14	15
Structured debt	11	547	558
Insurance contracts		11	11
Derivatives		96	96
Investment funds – fixed income	6	335	341
Investment funds – global equity	44	231	275
Investment funds – emerging markets	39	162	201

	244	2,113	2,357

Level 3
Investment funds – real estate		84	84
Hedge funds	121	163	284
Private equity	53	332	385
Real estate – direct	19	5	24

	193	584	777

Total	$1,170	$2,887	$4,057

	2010
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$62	$24	$86
Global large cap equity		68	68
U.S. large cap equity	209	37	246
U.S. mid/small cap equity	185	12	197
Mutual funds – global equity	49		49

	505	141	646

Level 2
Government issued debt securities	50	303	353
Corporate debt securities	81	531	612
Asset backed securities	4	13	17
Structured debt	14	451	465
Insurance contracts		13	13
Derivatives		27	27
Investment funds – fixed income	5	206	211
Investment funds – global equity	51	293	344
Investment funds – emerging markets	46	150	196

	251	1,987	2,238

Level 3
Investment funds – real estate		87	87
Hedge funds	135	180	315
Private equity	69	318	387
Real estate – direct	18	5	23

	222	590	812

Total	$978	$2,718	$3,696

Crown Holdings, Inc.

Accrued income of $2 for U.S. plan assets at December 31, 2011 and $7 and $11 for non-U.S. plan assets at December 31, 2011 and 2010, respectively, is excluded from the table above.

Plan assets include $113 and $112 of the Company’s common stock at December 31, 2011 and 2010, respectively.

The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge funds	Private equity	Real Estate	Total

Balance at January 1, 2010	$203	$354	$80	$637
Foreign currency translation	0	(9)	0	(9)
Asset returns – assets held at reporting date	7	13	14	34
Asset returns – assets sold during the period	3	15	(2)	16
Purchases	126	64	30	220
Sales	(24)	(50)	(12)	(86)

Balance at December 31, 2010	315	387	110	812
Foreign currency translation	(1)	(2)	0	(3)
Asset returns – assets held at reporting date	(10)	(6)	0	(16)
Asset returns – assets sold during the period	9	38	0	47
Purchases	19	52	0	71
Sales	(48)	(84)	(2)	(134)

Balance at December 31, 2011	$284	$385	$108	$777

Pension assets/(liabilities) included in the Consolidated Balance Sheets were:

	2011	2010

Non-current assets	$1	$4
Current liabilities	(8)	(10)
Non-current liabilities	(685)	(746)

The Company’s current liability at December 31, 2011, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2012 employer contributions are $130 for the Company’s pension plans.

Changes in the net loss and prior service cost/(credit) for the Company’s pension plans were:

	2011		2010		2009
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service

Balance at January 1	$2,135	$9	$1,991	$3	$1,677	$(1)
Reclassification to net periodic benefit cost	(97)	(5)	(118)	4	(112)	3
Current year loss	358	0	281	0	329	0
Amendments	0	(1)	0	3	0	0
Foreign currency translation	(14)	1	(19)	(1)	97	1

Balance at December 31	$2,382	$4	$2,135	$9	$1,991	$3

The estimated portions of the net losses and net prior service that are expected to be recognized as components of net periodic benefit cost in 2012 are $112 and $1.

Crown Holdings, Inc.

Expected future benefit payments as of December 31, 2011 were:

	U.S. plans	Non-U.S. plans
2012	112	173
2013	111	176
2014	109	183
2015	142	188
2016	107	193
2017 – 2021	522	1,002

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S.	2011	2010	2009

Discount rate	4.8%	5.1%	5.7%
Compensation increase	3.0%	3.0%	3.0%

Non-U.S.	2011	2010	2009

Discount rate	4.7%	5.4%	5.9%
Compensation increase	3.3%	3.3%	3.3%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S.	2011	2010	2009

Discount rate	5.1%	5.7%	6.7%
Compensation increase	3.0%	3.0%	3.0%
Long-term rate of return	8.75%	8.75%	8.75%

Non-U.S.	2011	2010	2009

Discount rate	5.4%	5.9%	6.7%
Compensation increase	3.3%	3.3%	2.9%
Long-term rate of return	7.0%	7.2%	7.0%

The expected long-term rates of return are determined at each measurement date based on a review of the actual plan assets, the target allocation, and the historical returns of the capital markets.

The U.S. plan’s 2011 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 9.94% for equity securities and alternative investments, and 5.1% for debt securities and real estate. The rate of return used for equity securities and alternative investments was based on the total return of the S&P 500 for the 25 year period ended December 31, 2010. The Company believes that the equity securities included in the S&P 500 are representative of the equity securities and alternative investments held by its U.S. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns. The rate of return used for debt securities is consistent with the U.S. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities. The underlying debt securities in the plan are primarily invested in various corporate and government agency securities and are benchmarked against returns on AA corporate bonds.

The U.K. plan’s 2011 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 10.4% for equity securities and alternative investments, and 5.5% for debt securities and real estate. Equity securities in the U.K. plan as of December 31, 2010 were allocated approximately 45% to U.S. securities, 8% to U.K. securities, 11% to securities in European countries other than the U.K., and 36% to securities in other countries. The assumed rate of return for equity securities and alternative investments represents the weighted average 25 year return of equity securities in these markets. The Company believes that the equity securities included in the related market indexes are representative of the equity securities and alternative investments held by its U.K. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns.

Crown Holdings, Inc.

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

The components of net postretirement benefits cost were as follows:

	2011	2010	2009

Service cost	$8	$9	$8
Interest cost	20	26	30
Amortization of prior service credit	(36)	(25)	(22)
Amortization of actuarial loss	13	9	7

Total postretirement benefits cost	$5	$19	$23

Changes in the benefit obligations were:

	2011	2010

Benefit obligations at January 1	$445	$511
Service cost	8	9
Interest cost	20	26
Amendments	(107)	(108)
Actuarial loss	(3)	34
Benefits paid	(24)	(30)
Foreign currency translation	(2)	3

Benefit obligations at December 31	$337	$445

Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2011		2010		2009
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service

Balance at January 1	$174	$(242)	$147	$(159)	$118	$(181)
Reclassification to net periodic benefit cost	(13)	36	(9)	25	(7)	22
Current year (gain)/loss	(3)	0	34	0	36	0
Amendments	0	(107)	0	(108)	0	0
Foreign currency translation	(1)	0	2	0	0	0

Balance at December 31	$157	$(313)	$174	$(242)	$147	$(159)

The estimated portions of the net losses and prior service credits that are expected to be recognized as components of net periodic benefit cost/(credit) in 2012 are $15 and ($44).

In 2011, the U.S. plans were amended to, among other things, eliminate health coverage for retirees who are not yet eligible for Medicare. In 2010, the U.S. plans were amended to, among other things, require additional retiree contributions for medical and prescription drug costs.

Crown Holdings, Inc.

Expected future benefit payments are net of expected Medicare Part D subsidies of $4. Benefits paid in 2011 are net of $1 of subsidies.

Benefit Payments
2012	$26
2013	28
2014	21
2015	21
2016	21
2017 – 2021	103

The assumed health care cost trend rates at December 31, 2011 are as follows:

Health care cost trend rate assumed for next year	7.5%
Rate that the cost trend rate gradually declines to	4.5%
Year that the rate reaches the rate it is assumed to remain	2018

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
	Increase	Decrease

Effect on total service and interest cost	$2	$2
Effect on postretirement benefit obligation	$30	$26

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2011	2010	2009

Benefit obligations	4.9%	5.1%	5.8%
Cost	5.7%	5.8%	6.7%

Other Comprehensive Income. Other comprehensive income includes amortization of net loss and prior service cost included in net periodic pension and postretirement cost net of tax of $18, $25 and $27 in 2011, 2010 and 2009, respectively and includes net loss and prior service cost adjustments arising in the current year net of tax of $52, $45 and $110 in 2011, 2010 and 2009, respectively.

Employee Savings Plan. The Company sponsors the Savings Investment Plan which covers substantially all domestic salaried employees who are at least 21 years of age. The Company matches up to 50% of 3% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2011 and 2010 were 30,600 and 32,869, respectively, and the Company’s contributions were less than $1 in both years.

Crown Holdings, Inc.

W.	Income Taxes

The components of income before income taxes and equity earnings were as follows:

	2011	2010	2009

U.S.	$66	$44	$(36)
Foreign	521	570	495

	$587	$614	$459

The provision for income taxes consisted of the following:

	2011	2010	2009

Current tax:
U.S. federal
State and foreign	$111	$113	$88

	$111	$113	$88

	2011	2010	2009

Deferred tax:
U.S. federal	$69	$50	$(54)
State and foreign	14	2	(27)

	83	52	(81)

Total	$194	$165	$7

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2011	2010	2009

U.S. statutory rate at 35%	$205	$215	$161
Valuation allowance	(19)	(6)	(122)
Nontaxable settlement of legal dispute		(7)
Tax on foreign income	(50)	(52)	(46)
Tax law changes	(4)	8
Other items, net	62	7	14

Income tax provision	$194	$165	$7

The other items caption for 2011 includes $55 of increase due to tax charges in connection with the relocation of the Company’s European headquarters and management to Switzerland. The tax charges were partially offset by $30 of valuation allowance release included in the valuation allowance caption.

The valuation allowance caption for 2009 includes benefits for the releases of valuation allowance in the U.S. and France based on future income projections, in France based on current year income and in Germany due to a change in tax law that allowed the Company to use tax losses that it previously could not use.

The Company paid taxes of $107, $102 and $73 in 2011, 2010 and 2009, respectively.

Crown Holdings, Inc.

The components of deferred taxes at December 31 are:

	2011		2010
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$599		$563
Postretirement and postemployment benefits	128		172
Pensions	233	$12	288	$28
Property, plant and equipment	9	113	12	96
Asbestos	95		95
Accruals and other	91	157	62	134
Valuation allowances	(359)		(376)

Total	$796	$282	$816	$258

At December 31, 2011 and 2010, $99 and $87 of deferred tax assets were included in prepaid expenses and other current assets.

Tax loss and credit carryforwards expire as follows: 2012 – $23; 2013 – $7; 2014 – $5; 2015 – $18; 2016 – $13; thereafter – $356; unlimited – $177. Tax loss and credit carryforwards expiring after 2016 include $190 of state tax loss carryforwards. The unlimited category includes $116 of French tax loss carryforwards. The tax loss carryforwards presented above exclude $44 of U.S. windfall tax benefits that will be recorded in additional paid-in capital when realized.

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

The Company’s valuation allowances of $359 at December 31, 2011 include $175 in the U.S., $84 in France, $74 in Canada and $13 in Belgium.

The Company’s valuation allowance in the U.S. includes $148 for state tax loss carryforwards and $25 for U.S. federal capital loss carryforwards. The Company does not believe that it is more likely than not that these deferred tax assets will be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including expiration dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return. The Company’s ability to utilize its capital loss carryforwards, which expire in 2012 and 2013, is dependent upon the availability of future capital gain income which the Company does not currently project.

The Company maintains a full valuation allowance against its net deferred tax assets in France because the Company does not believe at this time that it is more likely than not that it will realize any deferred tax benefits in France, primarily due to a restructuring of the Company’s operations which will reduce its profits in France.

The Company maintains a full valuation allowance against its net deferred tax assets in Canada because the Company does not believe at this time that it is more likely than not that it will realize any deferred tax benefits in Canada. The Company’s Canadian operations incurred a loss in 2011 and remain in a three year cumulative loss position.

The Company’s valuation allowance in Belgium is for tax loss carryforwards in a dormant entity that do not expire but the Company does not believe at this time it will be able to utilize the loss carryforwards.

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

The Company has not provided deferred taxes on $1,024 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company would be subject to incremental tax.

A reconciliation of unrecognized tax benefits for 2011, 2010 and 2009 follows.

	2011	2010	2009

Balance at January 1	$37	$38	$34
Additions for current year tax positions	8	4	7
Reductions to prior period tax positions	(5)	0	0
Lapse of statute of limitations	(2)	(3)	(3)
Settlements	0	0	0
Foreign currency translation	(1)	(2)	0

Balance at December 31	$37	$37	$38

The Company’s reserves as presented primarily include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses and exclude $3 of penalties in each year. Interest and penalties are recorded in the statement of operations as interest expense and provision for income taxes, respectively. The total interest and penalties recorded in the statement of operations was $1 in each of the last three years.

The unrecognized tax benefits as of December 31, 2011 include $31 that, if recognized, would affect the effective tax rate. The remaining balance would have no effect due to valuation allowances in certain jurisdictions. The Company’s unrecognized tax benefits are expected to increase in the next twelve months as it continues its current transfer pricing policies, and are expected to decrease as open tax years lapse or claims are settled. The Company is unable to estimate a range of reasonably possible changes in its unrecognized tax benefits in the next twelve months as it is unable to predict when, or if, the tax authorities will commence their audits, the time needed for the audits, and the audit findings that will require settlement with the applicable tax authorities, if any.

The tax years that remained subject to examination by major tax jurisdiction as of December 31, 2011 were 2002 and subsequent years for Canada; 2006 and subsequent years for Spain and the United Kingdom; 2007 and subsequent years for Italy; 2008 and subsequent years for the U.S.; 2009 and subsequent years for France and 2010 and subsequent years for Germany.

X.	Segment Information

The Company’s business is organized geographically within three divisions, Americas, European and Asia-Pacific. Within the Americas and European divisions, the Company has determined that it has the following reportable segments organized along a combination of product lines and geographic areas: Americas Beverage and North America Food within the Americas, and European Beverage, European Food and European Specialty Packaging within Europe. Non-reportable segments include the Company’s aerosol can businesses in North America, Europe and Thailand, the Company’s beverage can businesses in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam, the Company’s food can and closures business in Thailand and the Company’s tooling and equipment operations in the U.S. and United Kingdom.

The Company evaluates performance and allocates resources based on segment income. Segment income is defined by the Company as gross profit less selling and administrative expenses.

Crown Holdings, Inc.

The tables below present information about operating segments for the years ended December 31, 2011, 2010 and 2009:

2011	External sales	Inter- segment Sales	Segment assets	Depreciation and amortization	Capital expenditures	Segment income

Americas Beverage	$2,273	$71	$1,445	$44	$126	$302
North America Food	889	14	504	14	7	146
European Beverage	1,669	2	1,578	43	61	210
European Food	1,999	109	1,531	33	26	239
European Specialty Packaging	434	67	177	6	7	30

Total reportable segments	7,264	263	5,235	140	227	$927

Non-reportable segments	1,380	83	1,173	29	164
Corporate and unallocated items			460	7	10

Total	$8,644	$346	$6,868	$176	$401

2010	External sales	Inter- segment Sales	Segment Assets	Depreciation and amortization	Capital expenditures	Segment income

Americas Beverage	$2,097	$57	$1,307	$37	$151	$275
North America Food	897	9	514	15	7	120
European Beverage	1,524	1	1,537	40	60	244
European Food	1,841	77	1,457	36	21	224
European Specialty Packaging	395	53	176	7	6	22

Total reportable segments	6,754	197	4,991	135	245	$885

Non-reportable segments	1,187	82	952	27	70
Corporate and unallocated items			956	10	5

Total	$7,941	$279	$6,899	$172	$320

2009	External sales	Inter- segment Sales	Segment assets	Depreciation and amortization	Capital expenditures	Segment income

Americas Beverage	$1,819	$30	$1,157	$41	$30	$207
North America Food	1,006	5	507	17	7	140
European Beverage	1,567	1	1,549	45	71	262
European Food	1,968	65	1,548	40	26	238
European Specialty Packaging	404	54	175	7	8	18

Total reportable segments	6,764	155	4,936	150	142	$865

Non-reportable segments	1,174	56	866	31	33
Corporate and unallocated items			730	13	5

Total	$7,938	$211	$6,532	$194	$180

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to consolidated income before income taxes and equity earnings for the years ended December 31, 2011, 2010 and 2009 follows:

	2011	2010	2009

Segment income of reportable segments	$927	$885	$865
Segment income of non-reportable segments	234	206	180
Corporate and unallocated items	(208)	(201)	(233)
Provision for asbestos	(28)	(46)	(55)
Provision for restructuring	(77)	(42)	(43)
Asset impairments and sales	(6)	18	6
Loss from early extinguishments of debt	(32)	(16)	(26)
Interest expense	(232)	(203)	(247)
Interest income	11	9	6
Translation and exchange adjustments	(2)	4	6

Income before income taxes and equity earnings	$587	$614	$459

For the year ended December 31, 2011, intercompany profit of $7 in non-reportable segments related to canmaking equipment sales to subsidiaries in Asia and Brazil was eliminated within segment income of non-reportable segments. For the years ended December 31, 2010 and 2009, the elimination of intercompany profit was less than $1.

For the years ended December 31, 2011, 2010 and 2009, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Sales by major product were:

	2011	2010	2009

Metal beverage cans and ends	$4,532	$4,065	$3,777
Metal food cans and ends	2,614	2,479	2,698
Other metal packaging	1,373	1,299	1,336
Other products	125	98	127

Consolidated net sales	$8,644	$7,941	$7,938

Sales and long-lived assets for the major countries in which the Company operates were:

	Net Sales			Long-Lived Assets
	2011	2010	2009	2011	2010	2009

United States	$2,297	$2,248	$2,224	$306	$297	$296
United Kingdom	826	740	729	126	117	126
France	675	624	686	67	76	82
Other	4,846	4,329	4,299	1,252	1,120	1,005

Consolidated total	$8,644	$7,941	$7,938	$1,751	$1,610	$1,509

Crown Holdings, Inc.

Y.	Condensed Combining Financial Information

Crown European Holdings (Issuer), a 100% owned subsidiary of the Company, has €500 ($647 at December 31, 2011) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the U.S. (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2011, 2010 and 2009, and

•	balance sheets as of December 31, 2011 and 2010

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,780	$3,864		$8,644
Cost of products sold, excluding depreciation and amortization		$(1)	3,934	3,187		7,120
Depreciation and amortization			82	94		176

Gross profit		1	764	583		1,348

Selling and administrative expense		(2)	298	99		395
Provision for asbestos			28			28
Provision for restructuring			73	4		77
Asset impairments and sales				4	$2	6
Loss from early extinguishments of debt		2	30			32
Net interest expense		78	104	39		221
Technology royalty			(46)	46
Translation and exchange adjustments			(3)	5		2

Income/(loss) before income taxes		(77)	280	386	(2)	587
Provision for income taxes		0	123	71		194
Equity earnings in affiliates	$282	239	125		$(643)	3

Net income	282	162	282	315	(645)	396
Net income attributable to noncontrolling interests				(114)		(114)

Net income attributable to Crown Holdings	$282	$162	$282	$201	(645)	$282

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$54	$288		$342
Receivables, net		$0	456	492		948
Intercompany receivables		$2	60	23	$(85)
Inventories			615	533		1,148
Prepaid expenses and other current assets	$0	7	129	29		165

Total current assets	0	9	1,314	1,365	(85)	2,603

Intercompany debt receivables		1,590	3,514	327	(5,431)
Investments	$215	3,007	(577)		(2,645)
Goodwill			1,396	556		1,952
Property, plant and equipment, net			604	1,147		1,751
Other non-current assets		13	491	58		562

Total	$215	$4,619	$6,742	$3,453	$(8,161)	$6,868

Liabilities and equity
Current liabilities
Short-term debt		$6	$14	$108		$128
Current maturities of long-term debt		0	1	66		67
Accounts payable and accrued liabilities	$20	20	1,350	700		2,090
Intercompany payables		1	22	62	$(85)

Total current liabilities	20	27	1,387	936	(85)	2,285

Long-term debt, excluding current maturities		1,002	2,173	162		3,337
Long-term intercompany debt	668	2,481	1,664	618	(5,431)
Postretirement and pension liabilities			986	10		996
Other non-current liabilities			321	168		489
Commitments and contingent liabilities

Noncontrolling interests			(4)	238		234
Crown Holdings shareholders’ equity/(deficit)	(473)	1,109	215	1,321	(2,645)	(473)

Total equity/(deficit)	(473)	1,109	211	1,559	(2,645)	(239)

Total	$215	$4,619	$6,742	$3,453	$(8,161)	$6,868

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2010

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$65	$398		$463
Receivables, net		$66	111	759		936
Intercompany receivables		1	90	64	$(155)
Inventories			575	485		1,060
Prepaid expenses and other current assets	$1	12	148	29		190

Total current assets	1	79	989	1,735	(155)	2,649

Intercompany debt receivables		1,374	3,010	373	(4,757)
Investments	308	3,039	(399)		(2,948)
Goodwill			1,411	573		1,984
Property, plant and equipment, net			626	984		1,610
Other non-current assets		16	590	50		656

Total	$309	$4,508	$6,227	$3,715	$(7,860)	$6,899

Liabilities and equity
Current liabilities
Short-term debt		$48	$5	$188		$241
Current maturities of long-term debt		116	5	37		158
Accounts payable and accrued liabilities	$28	26	1,085	839		1,978
Intercompany payables		2	62	91	$(155)

Total current liabilities	28	192	1,157	1,155	(155)	2,377

Long-term debt, excluding current maturities		810	1,731	108		2,649
Long-term intercompany debt	377	2,362	1,550	468	(4,757)
Postretirement and pension liabilities			1,149	10		1,159
Other non-current liabilities			331	154		485
Commitments and contingent liabilities

Noncontrolling interests			1	324		325
Crown Holdings shareholders’ equity/(deficit)	(96)	1,144	308	1,496	(2,948)	(96)

Total equity/(deficit)	(96)	1,144	309	1,820	(2,948)	229

Total	$309	$4,508	$6,227	$3,715	$(7,860)	$6,899

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by operating activities	$10	$(12)	$(119)	$500		$379

Cash flows from investing activities
Capital expenditures			(107)	(294)		(401)
Proceeds from sale of businesses, net of cash sold			0	0		0
Proceeds from sale of property, plant and equipment			26	0		26
Intercompany investing activities		8	290	(180)	$(118)	0
Other			3			3

Net cash provided by/(used for) investing activities		8	212	(474)	(118)	(372)

Cash flows from financing activities
Proceeds from long-term debt		383	1,250	137		1,770
Payments of long-term debt		(276)	(748)	(45)		(1,069)
Net change in revolving credit facility and short-term debt		(48)	(54)	(90)		(192)
Net change in long-term intercompany balances	291	(38)	(438)	185
Debt issue costs		(3)	(19)			(22)
Dividends paid		0		(118)	118
Common stock issued	11					11
Common stock repurchased	(312)					(312)
Purchase of noncontrolling interests			(98)	(104)		(202)
Dividends paid to noncontrolling interests				(104)		(104)
Other		(14)	3	2		(9)

Net cash provided by/(used for) financing activities	(10)	4	(104)	(137)	118	(129)

Effect of exchange rate changes on cash and cash equivalents				1		1

Net change in cash and cash equivalents		0	(11)	(110)		(121)

Cash and cash equivalents at January 1		0	65	398		463

Cash and cash equivalents at December 31	$0	$0	$54	$288	$0	$342

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

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiaries guarantee the debt. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2011, 2010 and 2009, and

•	balance sheets as of December 31, 2011 and 2010

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,644		$8,644
Cost of products sold, excluding depreciation and amortization			7,120		7,120
Depreciation and amortization			176		176

Gross profit			1,348		1,348

Selling and administrative expense		$10	385		395
Provision for asbestos		28			28
Provision for restructuring			77		77
Asset impairments and sales			6		6
Loss from early extinguishments of debt			32		32
Net interest expense		83	138		221
Translation and exchange adjustments			2		2

Income/(loss) before income taxes		(121)	708		587
Provision for/(benefit from) income taxes		(7)	201		194
Equity earnings in affiliates	$282	396	3	$(678)	3

Net income	282	282	510	(678)	396
Net income attributable to noncontrolling interests			(114)		(114)

Net income attributable to Crown Holdings	$282	$282	$396	$(678)	$282

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$342		$342
Receivables, net			948		948
Inventories			1,148		1,148
Prepaid expenses and other current assets		$76	89		165

Total current assets		76	2,527		2,603

Intercompany debt receivables			1,391	$(1,391)
Investments	$215	1,208		(1,423)
Goodwill			1,952		1,952
Property, plant and equipment, net			1,751		1,751
Other non-current assets		376	186		562

Total	$215	$1,660	$7,807	$(2,814)	$6,868

Liabilities and equity
Current liabilities
Short-term debt			$128		$128
Current maturities of long-term debt			67		67
Accounts payable and accrued liabilities	$20	$40	2,030		2,090

Total current liabilities	20	40	2,225		2,285

Long-term debt, excluding current maturities		411	2,926		3,337
Long-term intercompany debt	668	723		$(1,391)
Postretirement and pension liabilities			996		996
Other non-current liabilities		271	218		489
Commitments and contingent liabilities

Noncontrolling interests			234		234
Crown Holdings shareholders’ equity/(deficit)	(473)	215	1,208	(1,423)	(473)

Total equity/(deficit)	(473)	215	1,442	(1,423)	(239)

Total	$215	$1,660	$7,807	$(2,814)	$6,868

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2011

(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$10	$(39)	$408		$379

Cash flows from investing activities
Capital expenditures			(401)		(401)
Proceeds from sale of business, net of cash sold			0		0
Proceeds from sale of property, plant and equipment			26		26
Intercompany investing activities		49		$(49)
Other			3		3

Net cash provided by/(used for) investing activities		49	(372)	(49)	(372)

Cash flows from financing activities
Proceeds from long-term debt			1,770		1,770
Payments of long-term debt			(1,069)		(1,069)
Net change in revolving credit facility and short-term debt			(192)		(192)
Net change in long-term intercompany balances	291	86	(377)
Debt issue costs			(22)		(22)
Dividends paid			(49)	49
Common stock issued	11				11
Common stock repurchased	(312)				(312)
Purchase of noncontrolling interests		(96)	(106)		(202)
Dividends paid to noncontrolling interests			(104)		(104)
Other			(9)		(9)

Net cash used for financing activities	(10)	(10)	(158)	49	(129)

Effect of exchange rate changes on cash and cash equivalents			1		1

Net change in cash and cash equivalents			(121)		(121)

Cash and cash equivalents at January 1			463		463

Cash and cash equivalents at December 31	$0	$0	$342	$0	$342

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

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuers), 100% owned subsidiaries of the Company, have $400 principal amount of 7.625% senior notes due 2017 and $700 principal amount of 6.25% senior notes due 2021 outstanding that are fully and unconditionally guaranteed by substantially all subsidiaries in the U.S. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of operations and cash flows for the years ended December 31, 2011, 2010 and 2009, and

•	balance sheets as of December 31, 2011 and 2010

are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF OPERATIONS

For the year ended December 31, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,297	$6,347		$8,644
Cost of products sold, excluding depreciation and amortization			1,865	5,255		7,120
Depreciation and amortization			39	137		176

Gross profit			393	955		1,348

Selling and administrative expense		$6	134	255		395
Provision for asbestos			28			28
Provision for restructuring			2	75		77
Asset impairments and sales			1	5		6
Loss from early extinguishments of debt		30	1	1		32
Net interest expense		49	81	91		221
Technology royalty			(47)	47
Translation and exchange adjustments				2		2

Income/(loss) before income taxes		(85)	193	479		587
Provision for/(benefit from) income taxes		(32)	114	112		194
Equity earnings in affiliates	$282	237	203		$(719)	3

Net income	282	184	282	367	(719)	396
Net income attributable to noncontrolling Interests			0	(114)		(114)

Net income attributable to Crown Holdings	$282	$184	$282	$253	$(719)	$282

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$21	$1	$320		$342
Receivables, net		1	37	910		948
Intercompany receivables			40	17	$(57)
Inventories			285	863		1,148
Prepaid expenses and other current assets		2	58	105		165

Total current assets		24	421	2,215	(57)	2,603

Intercompany debt receivables		1,833	1,354	525	(3,712)
Investments	$215	1,386	632		(2,233)
Goodwill			453	1,499		1,952
Property, plant and equipment, net		1	298	1,452		1,751
Other non-current assets		30	382	150		562

Total	$215	$3,274	$3,540	$5,841	$(6,002)	$6,868

Liabilities and equity
Current liabilities
Short-term debt				$128		$128
Current maturities of long-term debt			$1	66		67
Accounts payable and accrued liabilities	$20	$34	323	1,713		2,090
Intercompany payables			17	40	$(57)

Total current liabilities	20	34	341	1,947	(57)	2,285

Long-term debt, excluding current maturities		1,732	412	1,193		3,337
Long-term intercompany debt	668	956	1,726	362	(3,712)
Postretirement and pension liabilities			550	446		996
Other non-current liabilities			296	183		489
Commitments and contingent liabilities

Noncontrolling interests				234		234
Crown Holdings shareholders’ equity/(deficit)	(473)	552	215	1,466	(2,233)	(473)

Total equity/(deficit)	(473)	552	215	1,700	(2,233)	(239)

Total	$215	$3,274	$3,540	$5,841	$(6,002)	$6,868

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2011

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$10	$(29)	$(127)	$525		$379

Cash flows from investing activities
Capital expenditures			(55)	(346)		(401)
Proceeds from sale of businesses, net of cash sold		0		0		0
Proceeds from sale of property, plant and equipment			0	26		26
Intercompany investing activities		31	53	0	$(84)
Other			3			3

Net cash provided by/(used for) investing activities		31	1	(320)	(84)	(372)

Cash flows from financing activities
Proceeds from long-term debt		1,250		520		1,770
Payments of long-term debt		(746)	(1)	(322)		(1,069)
Net change in revolving credit facility and short-term debt		(55)		(137)		(192)
Net change in long-term intercompany balances	291	(449)	223	(65)
Debt issue costs		(19)		(3)		(22)
Dividends paid				(84)	84
Common stock issued	11					11
Common stock repurchased	(312)					(312)
Purchase of noncontrolling interests			(96)	(106)		(202)
Dividends paid to noncontrolling interests				(104)		(104)
Other		0		(9)		(9)

Net cash provided by/(used for) financing activities	(10)	(19)	126	(310)	84	(129)

Effect of exchange rate changes on cash and cash equivalents				1		1

Net change in cash and cash equivalents		(17)		(104)		(121)

Cash and cash equivalents at January 1		38	1	424		463

Cash and cash equivalents at December 31	$0	$21	$1	$320	$0	$342

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

For the year ended December 31, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$18	$(38)	$56	$720		$756

Cash flows from investing activities
Capital expenditures			(28)	(152)		(180)
Proceeds from sale of property, plant and equipment			2			2
Intercompany investing activities		6	49		$(55)
Acquisition of business				(22)		(22)

Net cash provided by/(used for) investing activities		6	23	(174)	(55)	(200)

Cash flows from financing activities
Proceeds from long-term debt		388		12		400
Payments of long-term debt		(303)	(266)	(475)		(1,044)
Net change in revolving credit facility and short-term debt		80		2		82
Net change in long-term intercompany balances	(37)	(190)	185	42
Dividends paid				(55)	55
Common stock issued	23					23
Common stock repurchased	(4)					(4)
Dividends paid to noncontrolling interests				(87)		(87)
Other		(8)		(63)		(71)

Net cash used for financing activities	(18)	(33)	(81)	(624)	55	(701)

Effect of exchange rate changes on cash and cash equivalents				8		8

Net change in cash and cash equivalents		(65)	(2)	(70)		(137)

Cash and cash equivalents at January 1		92	3	501		596

Cash and cash equivalents at December 31	$0	$27	$1	$431	$0	$459

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2011				2010
	First (1)	Second (2)	Third (3)	Fourth (4)	First (5)	Second (6)	Third (7)	Fourth (8)
Net sales	$1,882	$2,281	$2,423	$2,058	$1,777	$2,010	$2,205	$1,949
Gross profit *	292	371	396	289	250	335	377	288
Net income attributable to Crown Holdings	16	129	129	8	41	112	126	45

Earnings per average common share:
Basic	$0.10	$0.85	$0.86	$0.05	$0.26	$0.70	$0.79	$0.29

Diluted	$0.10	$0.83	$0.84	$0.05	$0.25	$0.69	$0.78	$0.28

Average common shares outstanding:
Basic	154.6	152.3	150.1	149.8	160.7	161.0	159.2	156.8
Diluted	157.9	155.5	152.7	152.1	163.1	163.3	161.7	160.0

Common stock price range: **
High	$39.95	$41.58	$39.63	$34.86	$27.71	$27.96	$29.89	$33.99
Low	32.69	36.46	29.74	28.68	23.34	22.45	24.39	28.44
Close	38.58	38.82	30.61	33.58	26.96	25.04	28.66	33.38

*	The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.
**	Source: New York Stock Exchange – Composite Transactions

Notes:

(1)	Includes pre-tax charges of $25 for restructuring actions, $30 for losses on early extinguishments of debt and $17 for tax charges in connection with relocation of the Company’s European Division headquarters.
(2)	Includes pre-tax charge of $2 for loss on early extinguishment of debt.
(3)	Includes pre-tax charges of $2 for restructuring actions, $25 for tax charges in connection with a tax law change in France and pre-tax gains of $2 for asset impairments and sales.
(4)	Includes pre-tax charges of $28 for asbestos claims, $50 for restructuring actions, $8 for asset impairments and sales and $5 for tax charges in connection with the relocation of the Company’s European Division headquarters.
(5)	Includes pre-tax gain of $20 in selling and administrative expense for a legal settlement unrelated to the Company’s ongoing operations, net pre-tax gains of $1 for asset impairments and sales, pre-tax charges of $22 for restructuring actions and $7 tax charge to recognize the tax impact of the new U.S. healthcare legislation.
(6)	Includes net pre-tax gains of $6 for asset impairments and sales and a pre-tax charge of $2 for restructuring actions.
(7)	Includes net pre-tax gains of $11 for asset impairments and sales, tax benefit of $10 for valuation allowance adjustments, pre-tax charge of $17 for restructuring actions, pre-tax charge of $15 for asbestos claims and pre-tax charges of $16 for losses on early extinguishments of debt.
(8)	Includes pre-tax charges of $31 for asbestos claims and $1 for restructuring actions.

Crown Holdings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions – Write-offs	Balance at end of period

For the Year Ended December 31, 2011
Allowances deducted from assets to which they apply:

Trade accounts receivable	$40	$1	$(1)	$(3)	$37

Deferred tax assets	376	(19)	2		359

For the Year Ended December 31, 2010
Allowances deducted from assets to which they apply:

Trade accounts receivable	40	4	(1)	(3)	40

Deferred tax assets	391	(6)	(9)		376

For the Year Ended December 31, 2009
Allowances deducted from assets to which they apply:

Trade accounts receivable	24	17	2	(3)	40

Deferred tax assets	507	(122)	6		391

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

Name	Age	Title	Year Assumed Present Title

John W. Conway	66	Chairman of the Board, President and Chief Executive Officer	2001

Timothy J. Donahue	49	Executive Vice President and Chief Financial Officer	2008

Raymond L. McGowan, Jr.	60	President – Americas Division	2008

Christopher C. Homfray	54	President – European Division	2006

Jozef Salaerts	57	President – Asia-Pacific Division	2007

Thomas A. Kelly	52	Senior Vice President – Finance	2009

Kevin C. Clothier	43	Vice President and Corporate Controller	2009

All of the principal executive officers have been employed by the Company for the past five years.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Corporate Governance” and is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 26, 2012” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2011 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)

Equity compensation plans approved by security holders	3,786,419	(1)	$19.12	3,239,347	(2)
Equity compensation plans not approved by security holders			N/A

Total	3,786,419		$19.12	3,239,347

(1)	Includes the 1997, 2001, 2004 and 2006 Stock-Based Incentive Compensation Plans.
(2)	Includes 1,985,587, 965,830 and 287,930 shares available for issuance at December 31, 2011 under the 2006 Stock-Based Incentive Compensation Plan, the Company’s Employee Stock Purchase Plan and the Stock Compensation Plan for Non-Employee Directors, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Equity and Comprehensive Income/(Loss) for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Supplementary Information

(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits

3.a	Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

3.b	Amended and Restated By-Laws of Crown Holdings, Inc. (incorporated by reference to Exhibit 3.ii of the Registrant’s Current Report on Form 8-K dated November 2, 2011 (File No. 0-50189)).

4.a	Specimen certificate of Registrant’s Common Stock (incorporated by reference to Exhibit 4.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

4.b	Indenture, dated December 17, 1996, among Crown Cork & Seal Company, Inc., Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.c	Form of the Registrant’s 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.d	Officers’ Certificate for 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

Crown Holdings, Inc.

4.e	Form of the Registrant’s 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.f	Officers’ Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.g	Terms Agreement, dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.h	Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

4.i	Amended and Restated Rights Agreement, dated as of December 9, 2004, between Crown Holdings, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 9, 2004 (File No. 0-50189)).

4.j	Supplemental Indenture to Indenture dated April 1, 1993, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer, Crown Holdings, Inc., as Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.k	Supplemental Indenture to Indenture dated December 17, 1996, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer and Guarantor, Crown Cork & Seal Finance PLC, as Issuer, Crown Cork & Seal Finance S.A., as Issuer, Crown Holdings, Inc., as Additional Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 0-50189)).

4.l	U.S. Guarantee Agreement, dated as of September 1, 2004, among the Domestic Subsidiaries referred to therein and Citicorp North America Inc., as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated September 1, 2004 (File No. 0-50189)).

4.m	Credit Agreement, dated as of November 18, 2005, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings, S.A., as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, and various Lending Institutions (incorporated by reference to Exhibit 4.i of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 0-50189)).

4.n	Euro Bank Pledge Agreement, dated as of November 18, 2005, by Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.b of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.o	Second Amended and Restated CEH Pledge Agreement, dated as of November 18, 2005, by Crown European Holdings S.A., as Pledgor and Deutsche Bank AG New York Branch, as Euro Collateral Agent (incorporated by reference to Exhibit 4.c of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.p	Second Amended and Restated Shared Pledge Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.d of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

Crown Holdings, Inc.

4.q	Bank Pledge Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Pledgors and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 4.e of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.r	Second Amended and Restated U.S. Security Agreement, dated as of November 18, 2005, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. Subsidiaries party thereto, as Grantors and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 4.f of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.s	U.S. Guarantee Agreement, dated as of November 18, 2005, among each of the subsidiaries listed therein of Crown Americas LLC and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.g of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.t	Second Amended and Restated U.S. Intercreditor and Collateral Agency Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as U.K. Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as U.S. Collateral Agent (as defined within), the Company, Crown Americas LLC, Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., each of the U.S. subsidiaries of the Company listed therein, and the other persons who may become parties to the Agreement from time to time pursuant to and in accordance with Section 8 of the Agreement (incorporated by reference to Exhibit 4.o of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.u	Second Amended and Restated Euro Intercreditor and Collateral Agency Agreement, dated as of November 18, 2005, among Deutsche Bank AG New York Branch, as U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Wells Fargo Bank, N.A., as First Priority Notes Trustee, Deutsche Bank AG New York Branch, as Euro Collateral Agent, Crown European Holdings SA, the subsidiaries of Crown European Holdings identified thereto and the other persons who may become parties to the Agreement from time to time pursuant to and in accordance with Section 6 of the Agreement, and any other obligor under any Financing Documents (as defined therein) (incorporated by reference to Exhibit 4.p of the Registrant’s Current Report on Form 8-K dated November 18, 2005 (File No. 0-50189)).

4.v	First Amendment to Credit Agreement, dated as of August 4, 2006, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent for Lenders, and with Deutsche Bank Securities, Inc. and Lehman Commercial Paper, Inc., as Joint Lead Arrangers for the Additional Term B Loans and as Joint Book Managers, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated by reference to Exhibit 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-50189)).

4.w	Indenture dated as of May 8, 2009, by and among Crown Americas LLC and Crown Americas Capital Corp. II, as Issuers, the Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7 5/8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated May 5, 2009 (File No. 0-05189)).

4.x	Form of 7 5/8% Senior Notes due 2017 (included in Exhibit 4.w).

Crown Holdings, Inc.

4.y	Second Amendment to Credit Agreement, dated as of November 12, 2009, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as Lenders, and Deutsche Bank AG new York Branch, as Administrative Agent and as Collateral Agent for Lenders (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated November 12, 2009 (File No. 0-50189)).

4.z	Third Amendment to Credit Agreement, dated as of May 14, 2010, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as lenders thereunder, and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent for the Lenders. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated May 14, 2010 (File No. 0-05189)).

4.aa	Fourth Amendment to Credit Agreement and Waiver, dated as of June 15, 2010, by and among Crown Americas LLC, as U.S. Borrower, Crown European Holdings SA, as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, the financial institutions party thereto, including Deutsche Bank AG New York Branch, as lenders, The Bank of Nova Scotia, as Canadian Administrative Agent, and Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent, European Swing Line Lender, U.S. Swing Line Lender, Facing Agent and Collateral Agent. (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 0-05189)).

4.bb	Fifth Amendment to Credit Agreement, dated as of December 3, 2010, by and among Crown Americas LLC, as U.S. Borrower, the other undersigned Credit Parties, the undersigned financial institutions, including Deutsche Bank AG New York Branch, as lenders thereunder, and Deutsche Bank AG New York Branch, as Administrative Agent and as Collateral Agent for the Lenders (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 9, 2010 (File No. 0-05189)).

4.cc	Sixth Amendment to Credit Agreement, dated as of June 9, 2011, by and among Crown Americas LLC, as U.S. Borrower, Crown European Holdings S.A., as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, the financial institutions party thereto, including Deutsche Bank AG New York Branch, as lenders, The Bank of Nova Scotia, as Canadian Administrative Agent, and Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 0-05189))

4.dd	Seventh Amendment to Credit Agreement, dated as of November 30, 2011, by and among Crown Americas LLC, as U.S. Borrower, Crown European Holdings S.A., as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, the financial institutions party thereto, including Deutsche Bank AG New York Branch, as lenders, The Bank of Nova Scotia, as Canadian Administrative Agent, and Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent and Collateral Agent.

4.ee	First Amendment to Euro Bank Pledge Agreement, dated as of June 15, 2010, by Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. subsidiaries of the Company party thereto, as Pledgors, and Deutsche Bank AG New York Branch, as Euro Collateral Agent. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

Crown Holdings, Inc.

4.ff	First Amendment to Second Amended and Restated CEH Pledge Agreement, dated as of June 15, 2010, by Crown European Holdings S.A., as Pledgor, and Deutsche Bank AG New York Branch, as Euro Collateral Agent. (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.gg	First Amendment to Second Amended and Restated Shared Pledge Agreement, dated as of June 15, 2010, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. subsidiaries of the Company party thereto, as Pledgors, and Deutsche Bank AG New York Branch, as Collateral Agent. (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.hh	First Amendment to Bank Pledge Agreement, dated as of June 15, 2010, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. subsidiaries of the Company party thereto, as Pledgors, and Deutsche Bank AG New York Branch, as Collateral Agent. (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.ii	First Amendment to Second Amended and Restated U.S. Security Agreement, dated as of June 15, 2010, by the Company, Crown Cork & Seal Company, Inc., Crown Americas LLC, Crown International Holdings, Inc., the U.S. subsidiaries of the Company party thereto, as Grantors, and Deutsche Bank AG New York Branch, as Collateral Agent. (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.jj	First Amendment to U.S. Guarantee Agreement, dated as of June 15, 2010, among each of the subsidiaries listed therein of Crown Americas LLC, as Guarantors, and Deutsche Bank AG New York Branch, as Administrative Agent. (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.kk	First Amendment to Second Amended and Restated U.S. Intercreditor and Collateral Agency Agreement, dated as of June 15, 2010, among Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG New York Branch, as U.K. Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Deutsche Bank AG New York Branch, as U.S. Collateral Agent, the Company, Crown Americas LLC, Crown Cork & Seal Company, Inc., Crown International Holdings, Inc. and each of the U.S. subsidiaries of the Company listed therein. (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.ll	First Amendment to Second Amended and Restated Euro Intercreditor and Collateral Agency Agreement, dated as of June 15, 2010, among Deutsche Bank AG New York Branch, as U.K. Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Deutsche Bank AG New York Branch, as Euro Collateral Agent, Crown European Holdings SA, and each of the subsidiaries of Crown European Holdings identified therein. (incorporated by reference to Exhibit 4.9 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.mm	Indenture, dated as of July 28, 2010, by and among Crown European Holdings SA, as Issuer, the Guarantors named therein and The Bank of New York Mellon, as Trustee, relating to the 7 1/8% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated July 28, 2010 (File No. 0-05189)).

4.nn	Form of 7 1/8% Senior Notes due 2018 (included in Exhibit 4.mm).

4.oo	Registration Rights Agreement, dated as of January 31, 2011, by and among the Company, Crown Americas LLC, Crown Americas Capital Corp. III, Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein, and the Guarantors (as defined therein), relating to the 6 1/4% Senior Notes due 2021. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2011 (File No. 0-05189)).

Crown Holdings, Inc.

4.pp	Indenture, dated as of January 31, 2011, by and among Crown Americas LLC, Crown Americas Capital Corp. III, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 6 1/4% Senior Notes due 2021. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2011 (File No. 0-05189)).

4.qq	Form of 6 1/4% Senior Notes due 2021 (included in Exhibit 4.pp).

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

(4)     Employment contract between CROWN Packaging Europe GmbH and Christopher C. Homfray, dated May 4, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-50189)).

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

10.l	Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, amended and restated (incorporated by reference to the Registrant’s Definitive Additional Materials on Schedule 14A, filed with the Securities and Exchange Commission on April 13, 2000 (File No. 1-2227)).

10.m	Amendment No. 3 to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.q of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.n	Amendment No. 4, effective December 14, 2006, to the Crown Holdings, Inc. 1997 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.y of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.o	Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

10.p	Amendment No. 1 to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.s of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.q	Amendment No. 2, effective December 14, 2006, to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.bb of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.r	Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-50189)).

10.s	Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.dd of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.t	Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.u	Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.ff of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.v	Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-51089)).

10.w	Crown Holdings, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-50189)).

10.x	Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

Crown Holdings, Inc.

10.y	Crown Cork & Seal Company, Inc. Pension Plan for Outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.z	Amendment No. 1, effective April 1, 2005, to the Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-50189)).

10.aa	Master Definitions Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian Calculation Agent, FCC Account Bank, Liquidity Facility Provider and Swap Counterparty, Eliopée Limited, as Eliopée, GE Factofrance, as Back-up Servicer, Crown European Holdings, as Parent Company, the Entities listed in Schedule, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent (incorporated by reference to Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-50189)).

10.bb	Master Receivables Transfer and Servicing Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian, the Entities listed in Schedule 1 of Appendix 1, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent (incorporated by reference to Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-50189)).

10.cc	Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 24, 2006 (File No. 0-50189)).

10.dd	Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.pp of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.ee	Amendment No. 2, effective July 28, 2010, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-50189)).

10.ff	Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

Exhibits 10.h through 10.ff, with the exception of 10.aa and 10.bb, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

12	Computation of ratio of earnings to fixed charges.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Crown Holdings, Inc.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Timothy J. Donahue, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the twelve months ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc.
Registrant
Date: February 29, 2012
	By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Conway, Timothy J. Donahue and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2011 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ John W. Conway
John W. Conway	Chairman of the Board, President
and Chief Executive Officer

/s/ Timothy J. Donahue
Timothy J. Donahue	Executive Vice President and Chief Financial Officer

/s/ Kevin C. Clothier
Kevin C. Clothier	Vice President and Corporate Controller

SIGNATURE

DIRECTORS

/s/ Jenne K. Britell	/s/ Josef M. Müller
Jenne K. Britell	Josef M. Müller

/s/ Arnold W. Donald	/s/ Thomas A. Ralph
Arnold W. Donald	Thomas A. Ralph

/s/ William G. Little
William G. Little	Hugues du Rouret

/s/ Hans J. Löliger	/s/ Jim L. Turner
Hans J. Löliger	Jim L. Turner

/s/ James H. Miller	/s/ William S. Urkiel
James H. Miller	William S. Urkiel