Form 10-Q
period 2012-03-31
CROWN HOLDINGS INC
filed 2012-05-09
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ____  TO ____
COMMISSION FILE NUMBER 0-50189
____________________________________________________
CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Crown Way, Philadelphia, PA	19154-4599
(Address of principal executive offices)	(Zip Code)
215-698-5100
(registrant’s telephone number, including area code)
____________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 148,871,080 shares of Common Stock outstanding as of May 4, 2012.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions except share and per share data)
(Unaudited)

Three Months Ended March 31	2012	2011
Net sales	$1,947	$1,882
Cost of products sold, excluding depreciation and amortization	1,618	1,550
Depreciation and amortization	42	40
Gross profit	287	292
Selling and administrative expense	106	102
Provision for restructuring	—	25
Loss from early extinguishments of debt	—	30
Interest expense	58	56
Interest income	(2)	(4)
Translation and foreign exchange	3	—
Income before income taxes and equity earnings	122	83
Provision for income taxes	32	41
Net income	90	42
Net income attributable to noncontrolling interests	(21)	(26)
Net income attributable to Crown Holdings	$69	$16

Earnings per common share attributable to Crown Holdings:
Basic	$0.47	$0.10
Diluted	$0.46	$0.10

Comprehensive income	$168	$113
Comprehensive income attributable to noncontrolling interests	(24)	(31)
Comprehensive income attributable to Crown Holdings	$144	$82

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$250	$342
Receivables, net	1,066	948
Inventories	1,313	1,148
Prepaid expenses and other current assets	195	165
Total current assets	2,824	2,603

Goodwill	1,998	1,952
Property, plant and equipment, net	1,796	1,751
Other non-current assets	560	562
Total	$7,178	$6,868

Liabilities and equity
Current liabilities
Short-term debt	$164	$128
Current maturities of long-term debt	66	67
Accounts payable and accrued liabilities	1,863	2,090
Total current liabilities	2,093	2,285

Long-term debt, excluding current maturities	3,685	3,337
Postretirement and pension liabilities	994	996
Other non-current liabilities	488	489
Commitments and contingent liabilities (Note K)
Noncontrolling interests	242	234
Crown Holdings shareholders’ deficit	(324)	(473)
Total equity/(deficit)	(82)	(239)
Total	$7,178	$6,868

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Three months ended March 31	2012	2011
Cash flows from operating activities
Net income	$90	$42
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	42	40
Provision for restructuring	—	25
Pension expense	24	24
Pension contributions	(18)	(18)
Stock-based compensation	10	10
Changes in assets and liabilities:
Receivables	(114)	(163)
Inventories	(140)	(260)
Accounts payable and accrued liabilities	(249)	(22)
Other, net	(34)	5
Net cash used for operating activities	(389)	(317)
Cash flows from investing activities
Capital expenditures	(62)	(103)
Insurance proceeds	23
Other	(9)	2
Net cash used for investing activities	(48)	(101)
Cash flows from financing activities
Proceeds from long-term debt	21	754
Payments of long-term debt	(8)	(605)
Net change in revolving credit facility and short-term debt	338	218
Debt issue costs	—	(11)
Common stock issued	2	4
Common stock repurchased	(7)	(6)
Dividends paid to noncontrolling interests	(16)	(6)
Other	8	5
Net cash provided by financing activities	338	353
Effect of exchange rate changes on cash and cash equivalents	7	11
Net change in cash and cash equivalents	(92)	(54)
Cash and cash equivalents at January 1	342	463
Cash and cash equivalents at March 31	$250	$409

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions) (Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2011	$929	$1,231	$230	$(2,333)	$(153)	$(96)	$325	$229
Net income			16			16	26	42
Translation adjustments				45		45	4	49
Amortization of net loss and prior service cost included in pension and postretirement cost				16		16		16
Derivatives qualifying as hedges				5		5	1	6
Dividends paid to noncontrolling interests							(6)	(6)
Restricted stock awarded		(2)			2
Stock-based compensation		10				10		10
Common stock issued		3			1	4		4
Common stock repurchased		(5)			(1)	(6)		(6)
Purchase of noncontrolling interests		(1)				(1)	(4)	(5)
Balance at March 31, 2011	$929	$1,236	$246	$(2,267)	$(151)	$(7)	$346	$339

Balance at January 1, 2012	$929	$863	$512	$(2,590)	$(187)	$(473)	$234	$(239)
Net income			69			69	21	90
Translation adjustments				39		39	—	39
Amortization of net loss and prior service cost included in pension and postretirement cost				16		16	—	16
Derivatives qualifying as hedges				20		20	3	23
Dividends paid to noncontrolling interests							(16)	(16)
Restricted stock awarded		(2)			2
Stock-based compensation		10				10		10
Common stock issued		1			1	2		2
Common stock repurchased		(6)			(1)	(7)		(7)
Balance at March 31, 2012	$929	$866	$581	$(2,515)	$(185)	$(324)	$242	$(82)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of March 31, 2012 and the results of its operations for the three months ended March 31, 2012 and 2011 and of its cash flows for the three months ended March 31, 2012 and 2011. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

B.	Recent Accounting and Reporting Pronouncements

In January 2012, the Company adopted changes issued by the FASB to the presentation of comprehensive income. These changes give companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The changes eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Other than presentation, these changes had no impact on the Company's consolidated financial statements.

In January 2012, the Company adopted changes issued by the FASB to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. The FASB's changes clarify many of the existing concepts for measuring fair value and do not result in a change in the Company's application of the FASB's fair value measurement guidance. These changes include enhanced disclosures about recurring Level 3 fair value measurements which did not impact the Company's financial statements. These changes also require additional disclosures for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed.

C.	Stock-Based Compensation
A summary of restricted stock transactions during the three months ended March 31, 2012 follows:

Number of shares
Nonvested shares outstanding at January 1, 2012	997,497
Awarded:
Time-vesting (grant-date fair value of $33.79)	121,443
Performance-based (grant-date fair value of $39.73)	206,572
Performance-based – achieved 149% level (grant-date fair value of $33.98)	125,552
Released:
Time-vesting shares awarded in 2009 through 2011	(185,848)
Performance-based shares awarded in 2009	(256,229)
Performance-based awards – achieved 149% level	(125,552)
Nonvested shares outstanding at March 31, 2012	883,435

Crown Holdings, Inc.

Annually the Company awards shares of restricted stock to certain senior executives. The awards consist of time-vesting awards which vest ratably over three years and performance-based shares which cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares originally awarded, and will be settled in stock. The fair value of the performance-based shares awarded was calculated using a Monte Carlo valuation model. The estimated grant-date fair value of the 206,572 performance-based shares awarded during the first three months of 2012 was $39.73 using stock price volatility of 27.9%, an expected term of three years, and a risk-free interest rate of 0.36%.

During the first three months of 2012, 125,552 additional performance-based shares were issued under the Company's 2009 award because the Company exceeded the target level (100%) of performance-based shares, established on the original date of the related award, by 49%. These shares were issued without restriction.

At March 31, 2012, unrecognized compensation cost related to outstanding restricted stock was $10. The weighted average period over which the expense is expected to be recognized is 1.9 years. The aggregate market value of the shares released and issued on the vesting dates was $19.

D.	Receivables

	March 31, 2012	December 31, 2011
Accounts and notes receivable	$967	$834
Less: allowance for doubtful accounts	(38)	(37)
Net trade receivables	929	797
Miscellaneous receivables	137	151
Receivables, net	$1,066	$948

E.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the average cost method.

	March 31, 2012	December 31, 2011
Finished goods	$574	$410
Work in process	142	136
Raw materials and supplies	597	602
	$1,313	$1,148

F.	Fair Value Measurements
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
The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively.

Crown Holdings, Inc.

			Fair value at reporting date using
			Level 1		Level 2
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Assets
Derivative instruments:
Foreign exchange	$20	$15	—	—	$20	$15
Commodities	7	4	$7	$4	—	—
Total	$27	$19	$7	$4	$20	$15
Liabilities
Derivative instruments:
Foreign exchange	$22	$20			$22	$20
Commodities	42	62	$42	$62
Total	$64	$82	$42	$62	$22	$20

The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities measured at fair value and their placement within the fair value hierarchy.
The Company applies a market approach to value its commodity price hedge contracts. Prices from observable markets are used to develop the fair value of these financial instruments and they are reported under Level 1. The Company uses an market approach to value its foreign exchange forward contracts. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows under the terms of the contracts using market information as of the reporting date, such as foreign exchange spot and forward rates, and are reported under Level 2 of the fair value hierarchy.
See Note G for further discussion of the Company's use of derivative instruments and their fair values and Note I for fair value disclosures related to debt.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2012 mature between one and thirty-two months.

Crown Holdings, Inc.

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
The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign currency denominated sales or purchases. The Company manages these risks at the operating unit level. Often the hedging of foreign currency risk is performed in concert with related commodity price hedges.
The following table sets forth financial information about the impact on Accumulated Other Comprehensive Income (“AOCI”) and earnings from changes in fair value related to derivative instruments accounted for as cash flow hedges.

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassifed from AOCI into earnings
	Three Months Ended		Three Months Ended
Derivatives in cash flow hedges	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Foreign exchange contracts	$2	$(3)	$(1)	$(1)	(1)
Commodity contracts	10	13	(7)	6	(2)
Total	$12	$10	$(8)	$5

(1)
Within the Statement of Comprehensive Income for the three months ended March 31, 2012, $3 was credited to cost of products sold and $4 was charged to net sales. During the three months ended March 31, 2011, $1 was charged to cost of products sold.

(2)
Within the Statement of Comprehensive Income for the three months ended March 31, 2012, $9 was charged to cost of products sold and $2 was credited to income tax expense. During the three months ended March 31, 2011, $8 was credited to cost of products sold and $2 was charged to income tax expense.

For the twelve month period ending March 31, 2013, a net loss of $30 ($26, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the three months ended March 31, 2012 and 2011 in connection with anticipated transactions that were no longer considered probable and the ineffective portion recorded in earnings was less than $1.
Fair Value Hedges and Contracts Not Designated as Hedges
The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items. Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three months ended March 31, 2012.
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
The impact on earnings from foreign exchange contracts designated as fair value hedges was a gain of $2 for the three months ended March 31, 2012 and less than $1 for the three months ended March 31, 2011. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $1 for the three months ended March 31, 2012 and a gain of $12 for the same period in 2011. These adjustments were reported within translation and foreign exchange in the Consolidated Statements of Comprehensive Income and were offset by changes in the fair values of the related hedged items.

Crown Holdings, Inc.

The fair values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 were:

Derivative Assets	Balance Sheet Classification	March 31, 2012	December 31, 2011
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	$18	$9
Commodity contracts	Other current assets	6	4
Commodity contracts	Other non-current assets	1	—
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	2	6
	Total	$27	$19

Derivative Liabilities	Balance Sheet Classification
Derivatives designated as hedges:
Foreign exchange contracts	Accounts payable and accrued liabilities	$16	$10
Commodity contracts	Accounts payable and accrued liabilities	36	56
Commodity contracts	Other non-current liabilities	6	6
Derivatives not designated as hedges:
Foreign exchange contracts	Accounts payable and accrued liabilities	6	10
	Total	$64	$82

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 were:

	March 31, 2012	December 31, 2011
Derivatives in cash flow hedges:
Foreign exchange	$905	$480
Commodities	525	528
Derivatives in fair value hedges:
Foreign exchange	116	123
Derivatives not designated as hedges:
Foreign exchange	823	965

H.	Restructuring

The Company's restructuring activity is described below.

European Division Headquarters

As of March 31, 2012, the Company incurred costs of $34 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Total
Balance at January 1, 2011	$8	$2	$10
Provisions	—	19	19
Payments	—	(2)	(2)
Balance at March 31, 2011	$8	$19	$27

Crown Holdings, Inc.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2012	$—	$19	$19
Provisions	—	—	—
Payments	—	—	—
Balance at March 31, 2012	$—	$19	$19

Other exit costs of $19 represent the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay these costs over the next 3 years.

North America Food

As of March 31, 2012, the Company incurred total costs of $55 related to the closure of certain Canadian plants as part of restructuring actions to reduce costs through consolidation of certain U.S. and Canadian operations. The Company may incur future additional charges for pension settlements of approximately $5 when it receives regulatory approval and settles the obligations.

These actions are expected to be completed in 2013.

The following table summarizes the restructuring accrual balances and utilization by cost type for these actions:

	Termination benefits	Other exit costs	Total
Balance at January 1, 2011	$3	$—	$3
Provision	—	2	2
Payments	—	(2)	(2)
Balance at March 31, 2011	$3	$—	$3

Balance at January 1, 2012	$2	$—	$2
Provisions	—	—	—
Payments	(1)	—	(1)
Balance at March 31, 2012	$1	$—	$1

European Food

In the fourth quarter of 2011, the Company reviewed its existing supply and demand profile and long-term plans in Europe.  The Company identified additional restructuring actions to improve profitability, including in its European Food business, by consolidating operations through reducing capacity and headcount.  In December 2011, the Company approved these actions and recorded a charge of $9. The action is expected to reduce headcount by approximately 121. The Company expects to incur future additional charges of $2 related to the action which it expects to complete in 2012 at an estimated aggregate cost of $11.

Crown Holdings, Inc.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action. The 2011 balances relate to prior restructuring actions in the Company's European Food segment which have been paid as of March 31, 2012.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2011	$7	$—	$7
Provision	—	—	—
Payments	(3)	—	(3)
Balance at March 31, 2011	$4	$—	$4

Balance at January 1, 2012	$10	$—	$10
Provisions	—	—	—
Payments	(2)	—	(2)
Balance at March 31, 2012	$8	$—	$8

Other European operations

In the first quarter of 2011, the Company recorded a charge of $4 to reduce headcount in its European Specialty Packaging segment.  In the fourth quarter of 2011, the Company reviewed its existing supply and demand profile and long-term plans in Europe.  The Company identified additional restructuring actions to improve profitability, primarily in its European Aerosols and Specialty Packaging businesses, by consolidating operations through reducing capacity and headcount.  In December 2011, the Company approved these actions and recorded an additional charge of $41.  These actions are expected to reduce headcount by approximately 360 and to eliminate approximately 14% of the businesses' capacity. The Company currently expects to incur future additional charges of $8 related to the actions and to complete the actions in 2013 at an estimated aggregate cost of $53.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action. The 2011 balances relate to prior restructuring actions in the Company's other European operations which have been paid as of March 31, 2012.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2011	$3	$—	$3
Provision	4	—	4
Payments	—	—	—
Balance at March 31, 2011	$7	$—	$7

Balance at January 1, 2012	$46	$—	$46
Provision	—	—	—
Payments	(4)	—	(4)
Foreign currency translation	2	—	2
Balance at March 31, 2012	$44	$—	$44

Crown Holdings, Inc.

I.	Debt
The Company’s outstanding debt at March 31, 2012 and December 31, 2011 was as follows.

	March 31, 2012	December 31, 2011
Short-term debt	$164	$128
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$422	$119
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2016	550	550
Euro (€274 at March 31, 2012) at EURIBOR plus 1.75% due 2016	366	355
Senior notes and debentures:
U.S. dollar 7.625% due 2017	400	400
Euro (€500 at March 31, 2012) 7.125% due 2018	667	647
U.S. dollar 6.25% due 2021	700	700
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	242	230
Unamortized discounts	(10)	(11)
Total long-term debt	3,751	3,404
Less: current maturities	(66)	(67)
Total long-term debt, less current maturities	$3,685	$3,337

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $4,046 at March 31, 2012.

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
In recent years, the states of Alabama, Arizona, Florida, Georgia, Idaho, Indiana, Michigan, Mississippi, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Utah, Wisconsin and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Georgia, South Carolina, South Dakota and Wyoming, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor's total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor's assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.
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

Crown Holdings, Inc.

On October 22, 2010, the Texas Supreme Court, in a 6-2 decision, reversed a lower court decision, Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas, which had upheld the dismissal of an asbestos-related case against Crown Cork. The Texas Supreme Court held that the Texas legislation was unconstitutional under the Texas Constitution when applied to asbestos-related claims pending against Crown Cork when the legislation was enacted in June of 2003. The Company believes that the decision of the Texas Supreme Court is limited to retroactive application of the Texas legislation to asbestos-related cases that were pending against Crown Cork in Texas on June 11, 2003 and therefore, in its accrual, continues to assign no value to claims filed after June 11, 2003.
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
During the three months ended March 31, 2012, the Company paid $3 to settle outstanding claims and had claims activity as follows:

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

Crown Holdings, Inc.

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2011	2010	2009
Total claims	18%	18%	16%
Pre-1964 claims in states without asbestos legislation	33%	31%	29%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2012.
As of March 31, 2012, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $246, including $192 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2021. The Company’s accrual excludes potential costs for claims beyond 2021 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.
It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 88% of the claims outstanding at the end of 2011), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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
The Company's Italian subsidiaries have received and expect to receive additional assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004, 2005 and 2006 and additional assessments are expected to cover periods 2007 through 2009. The expected total assessments resulting from these third party suppliers failing to remit the tax payments are approximately €40 ($53 at March 31, 2012) plus any applicable interest and penalties. In early 2012, the Company received one favorable ruling and one unfavorable ruling from lower level Italian courts related to these assessments. The Company expects both rulings to be appealed. The Company continues to believe that, if necessary, it should be able to successfully dispute the assessments and demonstrate in the appropriate Italian courts that it has no additional liability for the asserted taxes. While the Company intends to dispute the assessments, there can be no assurance that it will be successful in such disputes or regarding the final amount of additional taxes, if any, payable to the Italian tax authorities.

Crown Holdings, Inc.

The Company and its subsidiaries are also subject to various other lawsuits and claims with respect to labor, environmental, securities, vendor and other matters arising out of the Company’s normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the Company’s consolidated earnings, financial position or cash flow.
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
At March 31, 2012, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $12. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At March 31, 2012, the Company also had guarantees of $15 related to the residual values of leased assets.

L.	Earnings Per Share
The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the periods ended March 31, 2012 and 2011, respectively:

	Three Months Ended
	March 31
	2012	2011
Net income attributable to Crown Holdings	$69	$16
Weighted average shares outstanding:
Basic	147.8	154.6
Add: dilutive stock options and restricted stock	2.2	3.3
Diluted	150.0	157.9
Basic earnings per share	$0.47	$0.10
Diluted earnings per share	$0.46	$0.10

For the three months ended March 31, 2012 and 2011, 0.2 million  and 0.1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

M.	Pension and Other Postretirement Benefits
The components of net periodic pension and other postretirement benefits costs for the three months ended March 31 were as follows:

	Three Months Ended
	March 31
Pension Benefits – U.S. Plans	2012	2011
Service cost	$3	$3
Interest cost	17	18
Expected return on plan assets	(23)	(20)
Recognized prior service cost		1
Recognized net loss	14	11
Net periodic cost	$11	$13

Crown Holdings, Inc.

	Three Months Ended
	March 31
Pension Benefits – Non-U.S. Plans	2012	2011
Service cost	$7	$6
Interest cost	38	39
Expected return on plan assets	(46)	(48)
Recognized prior service cost	—	1
Recognized net loss	14	13
Net periodic cost	$13	$11

	Three Months Ended
	March 31
Other Postretirement Benefits	2012	2011
Service cost	$1	$2
Interest cost	4	6
Recognized prior service credit	(11)	(8)
Recognized net loss	4	3
Net periodic cost	$(2)	$3

N.	Accelerated Share Repurchase
In December 2011, the Company entered into an agreement to repurchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 2,771,004 shares for $100. In April 2012, the Company received an additional 4,653 shares based on its volume-weighted average stock price during the term of the transaction.

O.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended March 31
	March 31
	2012	2011
U.S. statutory rate at 35%	$43	$29
Tax on foreign income	(11)	(14)
Valuation allowance	2	10
Other items, net	(2)	16
Income tax provision	$32	$41

The other items caption for the three months ended March 31, 2011 includes $17 of increase due to tax charges in connection with the relocation of the Company’s European headquarters and management to Switzerland.

P.	Segment Information
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

Crown Holdings, Inc.

The tables below present information about operating segments for the three months ended March 31, 2012 and 2011:

	External Sales
	Three Months Ended
	March 31
	2012	2011
Americas Beverage	$534	$512
North America Food	200	188
European Beverage	362	340
European Food	402	422
European Specialty Packaging	90	100
Total reportable segments	1,588	1,562
Non-reportable segments	359	320
Total	$1,947	$1,882

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America, Europe and Thailand, the Company's beverage can businesses in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam, the Company's food can and closures business in Thailand and the Company's tooling and equipment operations in the U.S. and United Kingdom.

	Intersegment Sales
	Three Months Ended
	March 31
	2012	2011
Americas Beverage	$22	$17
North America Food	3	3
European Beverage	6	—
European Food	26	28
European Specialty Packaging	11	17
Total reportable segments	68	65
Non-reportable segments	15	21
Total	$83	$86

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income
	Three Months Ended
	March 31
	2012	2011
Americas Beverage	$69	$63
North America Food	32	28
European Beverage	42	45
European Food	40	52
European Specialty Packaging	1	7
Total reportable segments	$184	$195

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three months ended March 31, 2012 and 2011 follows:

	Segment Income
	Three Months Ended
	March 31
	2012	2011
Segment income of reportable segments	$184	$195
Segment income of non-reportable segments	53	57
Corporate and unallocated items	(56)	(62)
Provision for restructuring	—	(25)
Loss from early extinguishments of debt	—	(30)
Interest expense	(58)	(56)
Interest income	2	4
Translation and foreign exchange	(3)	—
Income before income taxes and equity earnings	$122	$83

For the three months ended March 31, 2012, intercompany profit of $1 in non-reportable segments related to canmaking equipment sales to subsidiaries in Asia and Brazil was eliminated within segment income of non-reportable segments. For the three months ended March 31, 2011, the intercompany profit elimination was less than $1.

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Crown Holdings, Inc.

Q.	Condensed Combining Financial Information
Crown European Holdings SA (Issuer), a wholly owned subsidiary of the Company, has €500 ($667 at March 31, 2012) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:
•statements of comprehensive income for the three months ended March 31, 2012 and 2011,
•balance sheets as of March 31, 2012 and December 31, 2011, and
•statements of cash flows for the three months ended March 31, 2012 and 2011 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,089	$858		$1,947
Cost of products sold, excluding depreciation and amortization			911	707		1,618
Depreciation and amortization			18	24		42
Gross profit			160	127		287
Selling and administrative expense			83	23		106
Net interest expense		$15	31	10		56
Technology royalty			(7)	7
Translation and foreign exchange			2	1		3
Income/(loss) before income taxes		(15)	51	86		122
Provision for income taxes			18	14		32
Equity earnings in affiliates	$69	49	36		$(154)	—
Net income	69	34	69	72	(154)	90
Net income attributable to noncontrolling interests				(21)		(21)
Net income attributable to Crown Holdings	$69	$34	$69	$51	$(154)	$69

Comprehensive income	$144	$98	$144	$143	$(361)	$168
Comprehensive income attributable to noncontrolling interests				(24)		(24)
Comprehensive income attributable to Crown Holdings	$144	$98	$144	$119	$(361)	$144

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,266	$616		$1,882
Cost of products sold, excluding depreciation and amortization		$(1)	1,090	461		1,550
Depreciation and amortization			19	21		40
Gross profit		1	157	134		292
Selling and administrative expense		(1)	79	24		102
Provision for restructuring			25			25
Asset impairments and sales			(182)		$182	—
Loss from early extinguishment of debt			30			30
Net interest expense		19	30	3		52
Technology royalty			(6)	6
Income/(loss) before income taxes		(17)	181	101	(182)	83
Provision for income taxes		1	1	39		41
Equity earnings/(loss) in affiliates	$16	48	(164)		100
Net income	16	30	16	62	(82)	42
Net income attributable to noncontrolling interests				(26)		(26)
Net income attributable to Crown Holdings	$16	$30	$16	$36	$(82)	$16

Comprehensive income	$82	$77	$82	$148	$(276)	$113
Comprehensive income attributable to noncontrolling interests	—	—	—	(31)	—	(31)
Comprehensive income attributable to Crown Holdings	$82	$77	$82	$117	$(276)	$82

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$100	$150		$250
Receivables, net			284	782		1,066
Intercompany receivables		$2	62	25	$(89)
Inventories			694	619		1,313
Prepaid expenses and other current assets	$2	7	139	47		195
Total current assets	2	9	1,279	1,623	(89)	2,824

Intercompany debt receivables		1,548	3,599	379	(5,526)
Investments	359	3,195	(543)		(3,011)
Goodwill			1,424	574		1,998
Property, plant and equipment, net			609	1,187		1,796
Other non-current assets		12	485	63		560
Total	$361	$4,764	$6,853	$3,826	$(8,626)	$7,178

Liabilities and equity
Current liabilities
Short-term debt		$10	$16	$138		$164
Current maturities of long-term debt			1	65		66
Accounts payable and accrued liabilities	$7	11	1,073	772		1,863
Intercompany payables			25	64	$(89)
Total current liabilities	7	21	1,115	1,039	(89)	2,093

Long-term debt, excluding current maturities		1,033	2,476	176		3,685
Long-term intercompany debt	678	2,486	1,612	750	(5,526)
Postretirement and pension liabilities			974	20		994
Other non-current liabilities			317	171		488
Commitments and contingent liabilities
Noncontrolling interests			—	242		242
Crown Holdings shareholders’ equity/(deficit)	(324)	1,224	359	1,428	(3,011)	(324)
Total equity/(deficit)	(324)	1,224	359	1,670	(3,011)	(82)
Total	$361	$4,764	$6,853	$3,826	$(8,626)	$7,178

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$54	$288		$342
Receivables, net			456	492		948
Intercompany receivables		$2	60	23	$(85)
Inventories			615	533		1,148
Prepaid expenses and other current assets		7	129	29		165
Total current assets	—	9	1,314	1,365	(85)	2,603

Intercompany debt receivables		1,590	3,514	327	(5,431)
Investments	$215	3,007	(577)		(2,645)
Goodwill			1,396	556		1,952
Property, plant and equipment, net			604	1,147		1,751
Other non-current assets		13	491	58		562
Total	$215	$4,619	$6,742	$3,453	$(8,161)	$6,868

Liabilities and equity
Current liabilities
Short-term debt		$6	$14	$108		$128
Current maturities of long-term debt			1	66		67
Accounts payable and accrued liabilities	$20	20	1,350	700		2,090
Intercompany payables		1	22	62	$(85)
Total current liabilities	20	27	1,387	936	(85)	2,285

Long-term debt, excluding current maturities		1,002	2,173	162		3,337
Long-term intercompany debt	668	2,481	1,664	618	(5,431)
Postretirement and pension liabilities			986	10		996
Other non-current liabilities			321	168		489
Commitments and contingent liabilities
Noncontrolling interests			(4)	238		234
Crown Holdings shareholders’ equity/(deficit)	(473)	1,109	215	1,321	(2,645)	(473)
Total equity/(deficit)	(473)	1,109	211	1,559	(2,645)	(239)
Total	$215	$4,619	$6,742	$3,453	$(8,161)	$6,868

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(5)	$(26)	$(173)	$(185)		$(389)
Cash flows from investing activities
Capital expenditures			(13)	(49)		(62)
Intercompany investing activities			12		$(12)	—
Insurance proceeds				23		23
Other, net				(9)		(9)
Net cash provided by/(used for) investing activities	—	—	(1)	(35)	(12)	(48)
Cash flows from financing activities
Proceeds from long-term debt				21		21
Payments of long-term debt				(8)		(8)
Net change in revolving credit facility and short-term debt		4	303	31		338
Net change in long-term intercompany balances	10	12	(81)	59		—
Common stock issued	2					2
Common stock repurchased	(7)					(7)
Dividends paid				(12)	12
Dividends paid to noncontrolling interests				(16)		(16)
Other		10	(2)	—		8
Net cash provided by/(used for) financing activities	5	26	220	75	12	338
Effect of exchange rate changes on cash and cash equivalents				7		7
Net change in cash and cash equivalents	—	—	46	(138)	—	(92)
Cash and cash equivalents at January 1			54	288		342
Cash and cash equivalents March 31	$—	$—	$100	$150	$—	$250

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(7)	$(23)	$(205)	$(82)		$(317)
Cash flows from investing activities
Capital expenditures			(21)	(82)		(103)
Intercompany investing activities		6	188	(180)	$(14)
Other			2			2
Net cash provided by/(used for) investing activities		6	169	(262)	(14)	(101)
Cash flows from financing activities
Proceeds from long-term debt			700	54		754
Payments of long-term debt			(600)	(5)		(605)
Net change in revolving credit facility and short-term debt		12	204	2		218
Debt issue costs			(11)			(11)
Net change in long-term intercompany balances	9	(5)	(273)	269
Common stock issued	4					4
Common stock repurchased	(6)					(6)
Dividends paid				(14)	14
Dividends paid to noncontrolling interests				(6)		(6)
Other		10		(5)		5
Net cash provided by/(used for) financing activities	7	17	20	295	14	353
Effect of exchange rate changes on cash and cash equivalents				11		11
Net change in cash and cash equivalents	—	—	(16)	(38)	—	(54)
Cash and cash equivalents at January 1		—	65	398		463
Cash and cash equivalents March 31	$—	$—	$49	$360	$—	$409

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:
•statements of comprehensive income for the three months ended March 31, 2012 and 2011,
•balance sheets as of March 31, 2012 and December 31, 2011, and
•statements of cash flows for the three months ended March 31, 2012 and 2011 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,947		$1,947
Cost of products sold, excluding depreciation and amortization			1,618		1,618
Depreciation and amortization			42		42
Gross profit			287		287
Selling and administrative expense		$3	103		106
Net interest expense		23	33		56
Translation and foreign exchange			3		3
Income/(loss) before income taxes		(26)	148		122
Provision for/(benefit from) income taxes		(4)	36		32
Equity earnings in affiliates	$69	91		$(160)	—
Net income	69	69	112	(160)	90
Net income attributable to noncontrolling interests			(21)		(21)
Net income attributable to Crown Holdings	$69	$69	$91	$(160)	$69

Comprehensive income	$144	$144	$190	$(310)	$168
Comprehensive income attributable to noncontrolling interests			(24)		(24)
Comprehensive income attributable to Crown Holdings	$144	$144	$166	$(310)	$144

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2011
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,882		$1,882
Cost of products sold, excluding depreciation and amortization			1,550		1,550
Depreciation and amortization			40		40
Gross profit			292		292
Selling and administrative expense		$2	100		102
Provision for restructuring			25		25
Loss from early extinguishment of debt			30		30
Net interest expense		21	31		52
Income/(loss) before income taxes		(23)	106		83
Provision for/(benefit from) income taxes		(7)	48		41
Equity earnings in affiliates	$16	32		$(48)
Net income	16	16	58	(48)	42
Net income attributable to noncontrolling interests			(26)		(26)
Net income attributable to Crown Holdings	$16	$16	$32	$(48)	$16

Comprehensive income	$82	$82	$129	$(180)	$113
Comprehensive income attributable to noncontrolling interests			(31)		(31)
Comprehensive income attributable to Crown Holdings	$82	$82	$98	$(180)	$82

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$250		$250
Receivables, net			1,066		1,066
Inventories			1,313		1,313
Prepaid expenses and other current assets	$2	$76	117		195
Total current assets	2	76	2,746		2,824

Intercompany debt receivables			1,414	$(1,414)
Investments	359	1,368		(1,727)
Goodwill			1,998		1,998
Property, plant and equipment, net			1,796		1,796
Other non-current assets		366	194		560
Total	$361	$1,810	$8,148	$(3,141)	$7,178

Liabilities and equity
Current liabilities
Short-term debt			$164		$164
Current maturities of long-term debt			66		66
Accounts payable and accrued liabilities	$7	$36	1,820		1,863
Total current liabilities	7	36	2,050		2,093

Long-term debt, excluding current maturities		411	3,274		3,685
Long-term intercompany debt	678	736		$(1,414)
Postretirement and pension liabilities			994		994
Other non-current liabilities		268	220		488
Commitments and contingent liabilities
Noncontrolling interests			242		242
Crown Holdings shareholders’ equity/(deficit)	(324)	359	1,368	(1,727)	(324)
Total equity/(deficit)	(324)	359	1,610	(1,727)	(82)
Total	$361	$1,810	$8,148	$(3,141)	$7,178

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2011
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$342		$342
Receivables, net			948		948
Inventories			1,148		1,148
Prepaid expenses and other current assets		$76	89		165
Total current assets	—	76	2,527		2,603

Intercompany debt receivables			1,391	$(1,391)
Investments	$215	1,208		(1,423)
Goodwill			1,952		1,952
Property, plant and equipment, net			1,751		1,751
Other non-current assets		376	186		562
Total	$215	$1,660	$7,807	$(2,814)	$6,868

Liabilities and equity
Current liabilities
Short-term debt			$128		$128
Current maturities of long-term debt			67		67
Accounts payable and accrued liabilities	$20	$40	2,030		2,090
Total current liabilities	20	40	2,225		2,285

Long-term debt, excluding current maturities		411	2,926		3,337
Long-term intercompany debt	668	723		$(1,391)
Postretirement and pension liabilities			996		996
Other non-current liabilities		271	218		489
Commitments and contingent liabilities
Noncontrolling interests			234		234
Crown Holdings shareholders’ equity/(deficit)	(473)	215	1,208	(1,423)	(473)
Total equity/(deficit)	(473)	215	1,442	(1,423)	(239)
Total	$215	$1,660	$7,807	$(2,814)	$6,868

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provide by/(used for) operating activities	$(5)	$(19)	$(365)		$(389)
Cash flows from investing activities
Capital expenditures			(62)		(62)
Insurance proceeds			23		23
Investment dividends		6		$(6)
Other			(9)		(9)
Net cash provided by/(used for) investing activities	—	6	(48)	(6)	(48)
Cash flows from financing activities
Proceeds from long-term debt			21		21
Payments of long-term debt			(8)		(8)
Net change in revolving credit facility and short-term debt			338		338
Net change in long-term intercompany balances	10	13	(23)
Common stock issued	2				2
Common stock repurchased	(7)				(7)
Dividends paid			(6)	6
Dividend paid to noncontrolling interests			(16)		(16)
Other			8		8
Net cash provided by/(used for) financing activities	5	13	314	6	338
Effect of exchange rate changes on cash and cash equivalents			7		7
Net change in cash and cash equivalents	—	—	(92)	—	(92)
Cash and cash equivalents at January 1			342		342
Cash and cash equivalents March 31	$—	$—	$250	$—	$250

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2011
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(7)	$(17)	$(293)		$(317)
Cash flows from investing activities
Capital expenditures			(103)		(103)
Intercompany investing activities		3		$(3)
Other			2		2
Net cash provided by/(used for) investing activities		3	(101)	(3)	(101)
Cash flows from financing activities
Proceeds from long-term debt			754		754
Payments of long-term debt			(605)		(605)
Net change in revolving credit facility and short-term debt			218		218
Net change in long-term intercompany balances	9	14	(23)
Debt issue costs			(11)		(11)
Common stock issued	4				4
Common stock repurchased	(6)				(6)
Dividends paid			(3)	3
Dividend paid to noncontrolling interests			(6)		(6)
Other			5		5
Net cash provided by/(used for) financing activities	7	14	329	3	353
Effect of exchange rate changes on cash and cash equivalents			11		11
Net change in cash and cash equivalents	—	—	(54)	—	(54)
Cash and cash equivalents at January 1			463		463
Cash and cash equivalents March 31	$—	$—	$409	$—	$409

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuers), wholly owned subsidiaries of the Company, have outstanding $400 principal amount of 7.625% senior notes due 2017 and $700 principal amount of 6.25% senior notes due 2021 that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of comprehensive income for the three months ended March 31, 2012 and 2011,

•	balance sheets as of March 31, 2012 and December 31, 2011, and

•	statements of cash flows for the three months ended March 31, 2012 and 2011 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$540	$1,407		$1,947
Cost of products sold, excluding depreciation and amortization			440	1,178		1,618
Depreciation and amortization			10	32		42
Gross profit			90	197		287
Selling and administrative expense		$2	39	65		106
Net interest expense		13	22	21		56
Technology royalty			(10)	10
Translation and foreign exchange				3		3
Income/(loss) before income taxes		(15)	39	98		122
Provision for/(benefit from) income taxes		(6)	21	17		32
Equity earnings in affiliates	$69	55	51		$(175)	—
Net income	69	46	69	81	(175)	90
Net income attributable to noncontrolling interests				(21)		(21)
Net income attributable to Crown Holdings	$69	$46	$69	$60	$(175)	$69

Comprehensive income	$144	$46	$144	$159	$(325)	$168
Comprehensive income attributable to noncontrolling interests				(24)		(24)
Comprehensive income attributable to Crown Holdings	$144	$46	$144	$135	$(325)	$144

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$623	$1,259		$1,882
Cost of products sold, excluding depreciation and amortization			528	1,022		1,550
Depreciation and amortization			10	30		40
Gross profit			85	207		292
Selling and administrative expense		$2	36	64		102
Provision for restructuring			20	5		25
Loss from early extinguishment of debt		30				30
Net interest expense		12	22	18		52
Technology royalty			(10)	10
Income/(loss) before income taxes		(44)	17	110		83
Provision for/(benefit from) income taxes		(17)	17	41		41
Equity earnings in affiliates	$16	26	16		$(58)
Net income/(loss)	16	(1)	16	69	(58)	42
Net income attributable to noncontrolling interests				(26)		(26)
Net income/(loss) attributable to Crown Holdings	$16	$(1)	$16	$43	$(58)	$16

Comprehensive income	$82	$4	$82	$137	$(192)	$113
Comprehensive income attributable to noncontrolling interests	—	—	—	(31)	—	(31)
Comprehensive income attributable to Crown Holdings	$82	$4	$82	$106	$(192)	$82

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$28	$1	$221		$250
Receivables, net		1	7	1,058		1,066
Intercompany receivables			33	13	$(46)
Inventories			331	982		1,313
Prepaid expenses and other current assets	$2	2	89	102		195
Total current assets	2	31	461	2,376	(46)	2,824

Intercompany debt receivables		2,272	1,784	345	(4,401)
Investments	359	1,436	751		(2,546)
Goodwill			453	1,545		1,998
Property, plant and equipment, net		1	300	1,495		1,796
Other non-current assets		30	369	161		560
Total	$361	$3,770	$4,118	$5,922	$(6,993)	$7,178

Liabilities and equity
Current liabilities
Short-term debt				$164		$164
Current maturities of long-term debt			$1	65		66
Accounts payable and accrued liabilities	$7	$31	319	1,506		1,863
Intercompany payables			13	33	$(46)
Total current liabilities	7	31	333	1,768	(46)	2,093

Long-term debt, excluding current maturities		1,993	411	1,281		3,685
Long-term intercompany debt	678	1,147	2,177	399	(4,401)
Postretirement and pension liabilities			545	449		994
Other non-current liabilities			293	195		488
Commitments and contingent liabilities
Noncontrolling interests				242		242
Crown Holdings shareholders’ equity/(deficit)	(324)	599	359	1,588	(2,546)	(324)
Total equity/(deficit)	(324)	599	359	1,830	(2,546)	(82)
Total	$361	$3,770	$4,118	$5,922	$(6,993)	$7,178

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$21	$1	$320		$342
Receivables, net		1	37	910		948
Intercompany receivables			40	17	$(57)
Inventories			285	863		1,148
Prepaid expenses and other current assets		2	58	105		165
Total current assets	—	24	421	2,215	(57)	2,603

Intercompany debt receivables		1,833	1,354	525	(3,712)
Investments	$215	1,386	632		(2,233)
Goodwill			453	1,499		1,952
Property, plant and equipment, net		1	298	1,452		1,751
Other non-current assets		30	382	150		562
Total	$215	$3,274	$3,540	$5,841	$(6,002)	$6,868

Liabilities and equity
Current liabilities
Short-term debt				$128		$128
Current maturities of long-term debt			$1	66		67
Accounts payable and accrued liabilities	$20	$34	323	1,713		2,090
Intercompany payables			17	40	$(57)
Total current liabilities	20	34	341	1,947	(57)	2,285

Long-term debt, excluding current maturities		1,732	412	1,193		3,337
Long-term intercompany debt	668	956	1,726	362	(3,712)
Postretirement and pension liabilities			550	446		996
Other non-current liabilities			296	193		489
Commitments and contingent liabilities
Noncontrolling interests				234		234
Crown Holdings shareholders’ equity/(deficit)	(473)	552	215	1,466	(2,233)	(473)
Total equity/(deficit)	(473)	552	215	1,700	(2,233)	(239)
Total	$215	$3,274	$3,540	$5,841	$(6,002)	$6,868

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(5)	$(10)	$(24)	$(350)		$(389)
Cash flows from investing activities
Capital expenditures			(4)	(58)		(62)
Insurance proceeds				23		23
Intercompany investing activities		5	7		$(12)
Other				(9)		(9)
Net cash provided by/(used for) investing activities		5	3	(44)	(12)	(48)
Cash flows from financing activities
Proceeds from long-term debt				21		21
Payments of long-term debt				(8)		(8)
Net change in revolving credit facility and short-term debt		260		78		338
Net change in long-term intercompany balances	10	(248)	21	217
Common stock issued	2					2
Common stock repurchased	(7)					(7)
Dividends paid				(12)	12
Dividends paid to noncontrolling interests				(16)		(16)
Other				8		8
Net cash provided by/(used for) financing activities	5	12	21	288	12	338
Effect of exchange rate changes on cash and cash equivalents				7		7
Net change in cash and cash equivalents	—	7	—	(99)	—	(92)
Cash and cash equivalents at January 1		21	1	320		342
Cash and cash equivalents March 31	$—	$28	$1	$221	$—	$250

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(7)	$(12)	$4	$(302)		$(317)
Cash flows from investing activities
Capital expenditures			(9)	(94)		(103)
Intercompany investing activities			3	11	$(14)
Other				2		2
Net cash provided by/(used for) investing activities	—	—	(6)	(81)	(14)	(101)
Cash flows from financing activities
Proceeds from long-term debt		700		54		754
Payments of long-term debt		(600)		(5)		(605)
Net change in revolving credit facility and short-term debt		160		58		218
Debt issue costs		(11)				(11)
Net change in long-term intercompany balances	9	(242)	1	232
Common stock issued	4					4
Common stock repurchased	(6)					(6)
Dividends paid				(14)	14
Dividends paid to noncontrolling interests				(6)		(6)
Other				5		5
Net cash provided by/(used for) financing activities	7	7	1	324	14	353
Effect of exchange rate changes on cash and cash equivalents				11		11
Net change in cash and cash equivalents	—	(5)	(1)	(48)	—	(54)
Cash and cash equivalents at January 1		38	1	424		463
Cash and cash equivalents March 31	$—	$33	$—	$376	$—	$409

PART I – FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2012 compared to the corresponding period in 2011 and the changes in financial condition and liquidity from December 31, 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In recent years, the Company has expanded its beverage can businesses in Brazil, China and Southeast Asia in response to increased unit volume demand driven by increased per capita incomes and consumption, combined with a shift in packaging mix to two-piece aluminum beverage cans from other packages. The Company continues to focus its capital deployment in these markets. When currently announced expansion projects are completed, the Company expects to have added approximately 8.5 billion units of incremental beverage can capacity to its year-end 2011 levels. The Company continuously monitors these markets and, where necessary, may adjust capital deployment based on economic developments and market-by-market conditions.

Beverage can sales unit volumes in the Company's mature markets have been stable to slightly declining in North America and slightly increasing in Europe. Global food and aerosol can sales unit volumes have been stable to declining in recent years primarily due to lower consumer spending. While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company monitors capacity across all of its businesses and, where necessary, may take action such as closing a plant or reducing headcount to better manage its costs which may result in additional restructuring charges in the future.

In addition, as part of the Company's efforts to manage cost, it attempts to pass-through the cost of aluminum and steel to its customers. There can be no assurance that the Company will be able to recover from its customers the impact of any such increased costs. Aluminum and steel prices can be subject to significant volatility and there does not appear to be a consistent and predictable trend in pricing.

The Company seeks to increase shareholder value by maximizing operating cash flows which can be reinvested in the business, used for acquisitions, used to repay debt or returned to shareholders through share repurchases. In assessing the Company's performance, the key performance measure used is segment income, a non-GAAP measure defined by the Company as gross profit less selling and administrative expenses.

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the Company's European segments, the Canadian dollar in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asian businesses included in non-reportable segments.

Net Sales and Segment Income

Net sales increased from $1,882 for the three months ended March 31, 2011 to $1,947 in 2012 primarily due to $74 from increased global sales unit volumes and $28 from the pass-through of higher raw material costs partially offset by $36 from the impact of foreign currency translation. Sales of beverage cans and ends accounted for 54% and sales of food cans and ends and metal vacuum closures accounted for 28% of consolidated net sales for the three months ended March 31, 2012 compared to 52% and 34%, respectively, in 2011.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps”, and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The North American beverage can market is a mature market which has experienced slightly declining volumes in recent years. In Brazil, the Company's sales unit volumes have increased in recent years primarily due to market growth. In 2011, the Company completed construction of a new plant in Ponta Grossa, Brazil with the first line commencing commercial operations in the first quarter of 2011 and a second line commencing commercial operations in the second quarter of 2011. Also in the second quarter of 2011, the Company commenced commercial operations of a second line in its plant in Estancia, Brazil. At full capacity and efficiency, these additions are expected to add annual capacity of more than 2.5 billion beverage cans, resulting in approximately 10% higher capacity than in the Americas Beverage segment in 2010. The Company also plans to construct a new beverage can plant in Belem, Brazil which is currently expected to be completed during the first quarter of 2013.

Net sales in the Americas Beverage segment increased from $512 for the three months ended March 31, 2011 to $534 in 2012. The increase is primarily due to $24 from increased sales unit volumes in Brazil from recent capacity additions in Ponta Grossa and Estancia. The increased sales unit volumes in Brazil are due to various factors; including its growing middle class and increasing disposable income and shift in packaging mix to two-piece aluminum beverage cans from other packages.

Segment income in the Americas Beverage segment increased from $63 for the three months ended March 31, 2011 to $69 in 2012. The increase is primarily due to $5 from increased sales unit volumes as described above.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales in the North America Food segment increased from $188 for the three months ended March 31, 2011 to $200 in 2012 primarily due to $10 from increased sales unit volumes. The increase in sales unit volumes is partly due to timing with certain customers accelerating shipments that in 2011 occurred later in the year.

Segment income in the North America Food segment increased from $28 for the three months ended March 31, 2011 to $32 in 2012 primarily due to $3 from increased food can sales unit volumes and $5 from lower operating costs including $2 of reduced post-retirement benefits in the U.S. resulting from plan amendments in 2011, partially offset by $5 from inventory holding gains in 2011.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Eastern and Western Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing. In the second quarter of 2011, the Company commenced commercial operations of the second line at its plant in Kechnec, Slovakia. The second line is expected to add full annualized capacity of 750 million cans. In the second quarter of 2012, the Company expects to complete construction of a new plant in Osmaniye, Turkey which is expected to add full annualized capacity of 700 million cans.

Net sales in the European Beverage segment increased from $340 for the three months ended March 31, 2011 to $362 in 2012. The increase is primarily due to $29 from increased sales unit volumes partially offset by $11 from the impact of foreign currency translation. The increase in sales unit volumes is primarily due to growth in the European beverage can markets.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Segment income in the European Beverage segment decreased from $45 for the three months ended March 31, 2011 to $42 in 2012 primarily due to increased costs, which were not fully offset by increased selling prices primarily due to competitive pricing pressure, partially offset by $5 from increased sales unit volumes.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales in the European Food segment decreased from $422 for the three months ended March 31, 2011 to $402 in 2012. The decrease is primarily due to $16 from lower sales unit volumes from lower consumer demand and $18 from the impact of foreign currency translation partially offset by $14 from the pass-through of higher raw material costs.

Segment income in the European Food segment decreased from $52 for the three months ended March 31, 2012 to $40 in 2012. The decrease is primarily due to $5 from inventory holding gains from the sale of inventory on hand at the end of 2010 in 2011 that did not recur in 2012 and $6 from lower sales unit volumes.

As of March 31, 2012, the Company had a receivable of $27 with a customer in its European Food business who is experiencing financial difficulty. The Company evaluated the receivable for collectability and currently believes it to be recoverable. If the customer's financial condition continues to deteriorate, the Company may be required to record a charge in the future.

European Specialty Packaging

The European Specialty Packaging segment manufactures a wide variety of specialty containers, with numerous lid and closure variations and supplies a variety of customers throughout Europe.

Net sales in the European Specialty Packaging segment decreased from $100 for the three months ended March 31, 2011 to $90 in 2012. The decrease is primarily due to $9 from lower sales unit volumes.

Segment income in the European Specialty Packaging segment decreased from $7 for the three months ended March 31, 2011 to $1 in 2012. The decrease is primarily due to the impact of lower promotional sales unit volumes and $2 from inventory holding gains in 2011 that did not recur in 2012.

Non-reportable Segments

The Company's non-reportable segments include its aerosol can businesses in North America and Europe, its beverage can businesses in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam, its food can and closures business in Thailand and its tooling and equipment operations in the U.S. and United Kingdom. In recent years, the Company's businesses in China and Southeast Asia have experienced significant growth whereas its aerosol can businesses have experienced slightly declining volumes.

In the second quarter of 2011, the Company commenced commercial operations at its new beverage can plant in Hangzhou, China. In the third quarter of 2011, the Company began production on the second beverage can line at its plant in Phnom Penh, Cambodia. In the fourth quarter of 2011, the Company's beverage can plant in Thailand was damaged due to severe flooding. The Company expects to complete the rebuilding of its damaged Thailand capacity by 2013.

In the first quarter of 2012, the Company commenced commercial operations at its new beverage can plant in Putian, China. In the second quarter of 2012, the Company expects to begin commercial operations at its new beverage can plant in Ziyang, China as well as complete capacity expansion at its plant in Ho Chi Minh City, Vietnam. In the third quarter of 2012, the Company expects to begin commercial operations at its new beverage can plant in Heshan, China. The Company has also announced plans to complete new beverage can plants in Changchun, Nanning and XinXiang, China and Danang, Vietnam and to expand capacity in Malaysia and Putian. Once the projects are complete, the Company expects to have 18 beverage can plants in Asia with ten strategically located across China, four in Vietnam and one each in Cambodia, Malaysia, Singapore and Thailand.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales in non-reportable segments increased from $320 for the three months ended March 31, 2011 to $359 in 2012. The increase is primarily due to $30 from increased beverage can sales in Cambodia, China, Malaysia and Vietnam as a result of increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending. The remaining increase is primarily due to increased beverage equipment sales to can manufacturers which offset lower sales in the Company's North American and European aerosol businesses primarily due to lower consumer spending.

Segment income in non-reportable segments decreased from $57 for the three months ended March 31, 2011 to $53 in 2012. The decrease is primarily due to lower sales in the Company's North American and European aerosol businesses and $5 from inventory holding gains in 2011 that did not recur in 2012 partially offset by $3 from increased sales in Cambodia, China, Malaysia and Vietnam. Flood damage at the Company's beverage can plant in Thailand that occurred in the fourth quarter of 2011 did not have a significant impact on segment income for the three months ended 2012 and the Company does not expect it to have a significant adverse impact in 2012.

Corporate and Unallocated Expense

Corporate and unallocated expenses decreased from $62 for the three months ended March 31, 2011 to $56 in 2012 primarily due to insurance costs related to a fire at a Company warehouse in 2011.

Cost of Products Sold (Excluding Depreciation and Amortization)

Cost of products sold, excluding depreciation and amortization, increased from $1,550 for the three months ended March 31, 2011 to $1,618 in 2012 primarily due to increased global beverage can sales unit volumes and the pass-through of higher raw material costs, partially offset by $31 from the impact of foreign currency translation.

Depreciation and Amortization

Depreciation and amortization increased from $40 for the three months ended March 31, 2011 to $42 in 2012 primarily due to the impact of recent capacity expansion.

Selling and Administrative Expense

Selling and administrative expense increased from $102 for the three months ended March 31, 2011 to $106 in 2012 primarily due to increased legal and professional fees and higher labor costs due to inflation.

Provision for Restructuring

The Company recorded a pre-tax charge of $25 for restructuring costs for the three months ended March 31, 2011. The charge included $19 for estimated employee compensation costs resulting from an intercompany payment related to the relocation of the Company's European Division headquarters and management to Switzerland. The Company expects to pay these costs over the next three years.

Interest Expense

Interest expense increased from $56 for the three months ended March 31, 2011 to $58 in 2012 primarily due to higher average debt outstanding.

Taxes on Income

The Company's effective income tax rate for the three months ended March 31, 2012 and 2011 was as follows:

	2012	2011
Income before income taxes	$122	$83
Provision for income taxes	$32	$41
Effective income tax rate	26.2%	49.4%

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

The effective income tax rate in 2011 was higher than in 2012 primarily due to a net tax charge of $17 in 2011 in connection with the relocation of the Company's European headquarters and management to Switzerland.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased from $26 for the three months ended March 31, 2011 to $21 in 2012 due to the acquisition of additional ownership interests in certain operations in Beijing, Dubai, Greece, Jordan, Shanghai, Tunisia and Vietnam in the second half of 2011.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities increased from $317 for the three months ended March 31, 2011 to $389 in 2012 primarily due to higher net working capital and higher interest payments. The increase in working capital did not have a significant impact on days sales outstanding for working capital which increased from 47 for the three months ended 2011 to 48 in 2012.

Receivables increased from $948 at December 31, 2011 to $1,066 at March 31, 2012 and used cash of $163 for the three months ended March 31, 2011 compared to $114 in 2012 as sales in March 2012 were higher than in December 2011. Sales generally increase each month of the year until peaking in the third quarter. As a result, receivables generally increase through the third quarter of each year. Days sales outstanding for trade receivables increased from 35 for the three months ended December 31, 2011 to 43 for the three months ended March 31, 2012 and were 45 for the three months ended March 31, 2011.

Inventories increased from $1,148 at December 31, 2011 to $1,313 at March 31, 2012 and used cash of $260 for the three months ended March 31, 2011 compared to $140 in 2012. Inventory levels typically increase each month of the year until peaking in the third quarter due to seasonal build primarily in the Company's food can businesses. Inventory levels did not increase as significantly in 2012 as in 2011 due to the Company's efforts to manage lower levels of inventory and lower raw material costs partially offset by the impact of recent capacity expansion.

Accounts payable and accrued liabilities decreased from $2,090 at December 31, 2011 to $1,863 at March 31, 2012 and used cash of $22 for the three months ended March 31, 2011 compared to $249 in 2012. The decrease in accounts payable and accrued liabilities since year-end is primarily due to payments associated with managing to lower inventory levels and timing of supplier payments including payments related to seasonal inventory purchases in Brazil, China and Southeast Asia in the fourth quarter of 2011.

Investing Activities

Cash used for investing activities decreased from $101 for the three months ended March 31, 2011 to $48 in 2012 primarily due to lower capital expenditures and $23 from the receipt of insurance proceeds related to flooding at the Company's beverage can plant in Thailand. Currently, the Company expects capital expenditures of approximately $325 in 2012 excluding the cost to rebuild beverage can capacity lost to flooding which the Company expects will be reimbursed by insurance. Upon reaching an agreement with its insurance provider, the Company may record a gain for insurance proceeds in excess of losses recorded in the Company's financial statements.

Financing Activities

Cash provided by financing activities did not change significantly during the period decreasing from $353 for the three months ended March 31, 2011 to $338 in 2012. Other financing activities include the receipt of $8 and $10 for the three months ended March 31, 2012 and 2011 to settle foreign currency derivatives used to hedge intercompany debt obligations.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Liquidity

As of March 31, 2012, $216 of the Company's $250 cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., dividends from certain foreign subsidiaries, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $91 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of March 31, 2012, the Company had $720 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less $422 of borrowings and $58 of outstanding standby letters of credit.

The Company's debt agreements contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, make certain other restricted payments, create liens and engage in sale and leaseback transactions. These restrictions are subject to a number of exceptions, however, which allow the Company to incur additional debt or make otherwise restricted payments. The amount of restricted payments permitted to be made, including dividends and repurchases of the Company's common stock, is generally limited to the cumulative excess of $200 plus 50% of adjusted net income plus proceeds from the exercise of employee stock options over the aggregate of restricted payments made since July 2004. Adjustments to net income may include, but are not limited to, items such as asset impairments, gains and losses from asset sales and early extinguishments of debt.

Capital Resources

As of March 31, 2012, the Company has approximately $91 of capital commitments primarily related to its expansion in Brazil, China, Malaysia, Turkey and Vietnam. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Contractual Obligations

During the first three months of 2012 there were no material changes to the Company's contractual obligations reported in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the
Company's critical accounting policies during the first three months of 2012.

Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of “Management's Discussion and Analysis of Financial Condition and Results of Operations” and certain other sections contained in the Company's quarterly, annual or other reports filed with the Securities and Exchange Commission (“SEC”), the Company does not intend to review or revise any particular forward-looking statement in light of future events.

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2012, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2012, the Company had $1,550 million principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $4 million before tax.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation and as of the end of the quarter for which this report is made, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information to be disclosed in reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the Securities and Exchange Commission, and ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding the Company's potential asbestos-related liabilities and other litigation, see Note J entitled “Asbestos-Related Liabilities” and Note K entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the first three months of 2012.

In December 2011, the Company entered into an agreement to repurchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 2,771,004 shares for $100. In April 2012, the Company received an additional 4,653 shares based on its volume-weighted average stock price during the term of the transaction.

On December 9, 2010, the Company's Board of Directors authorized the repurchase of up to $600 million of the Company's common stock through the end of 2012. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This repurchase authorization replaces all previous authorizations. As of March 31, 2012, $294 million of the Company's outstanding common stock may still be purchased under this program.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 9, 2012, the Company announced that, effective June 1, 2012, Chris Homfray will be stepping down as President of the Company's European Division due to personal reasons.  He will remain with the Company as an Executive Vice President of CROWN Europe based in Switzerland.  Jerry Gifford, currently President of CROWN Beverage Packaging North America, will succeed Mr. Homfray as the President of CROWN Europe.   Mr. Gifford joined the Company in 1983 and has served as the President of CROWN Beverage Packaging North America since April 1, 2008.

There are no arrangements or understandings between Mr. Gifford and any other person pursuant to which he was selected as an officer. Mr. Gifford does not have any familial relationship with any director or other executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer, and there are no transactions in which Mr. Gifford has an interest requiring disclosure under Item 404(a) of Regulation
S-K.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

Date: May 9, 2012