Form 10-Q
period 2012-06-30
CROWN HOLDINGS INC
filed 2012-08-09
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 148,970,645 shares of Common Stock outstanding as of August 3, 2012.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

Three Months Ended June 30	2012	2011
Net sales	$2,184	$2,281
Cost of products sold, excluding depreciation and amortization	1,799	1,865
Depreciation and amortization	45	45
Gross profit	340	371
Selling and administrative expense	90	100
Provision for restructuring	3	—
Asset impairments and sales	(10)	—
Loss from early extinguishments of debt	—	2
Interest expense	55	60
Interest income	(1)	(2)
Translation and foreign exchange	(5)	1
Income before income taxes and equity earnings	208	210
Provision for income taxes	51	54
Net income	157	156
Net income attributable to noncontrolling interests	(23)	(27)
Net income attributable to Crown Holdings	$134	$129

Earnings per common share attributable to Crown Holdings:
Basic	$0.91	$0.85
Diluted	$0.89	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

Six Months Ended June 30	2012	2011
Net sales	$4,131	$4,163
Cost of products sold, excluding depreciation and amortization	3,417	3,415
Depreciation and amortization	87	85
Gross profit	627	663
Selling and administrative expense	196	202
Provision for restructuring	3	25
Asset impairments and sales	(10)	—
Loss from early extinguishments of debt	—	32
Interest expense	113	116
Interest income	(3)	(6)
Translation and foreign exchange	(2)	1
Income before income taxes and equity earnings	330	293
Provision for income taxes	83	95
Net income	247	198
Net income attributable to noncontrolling interests	(44)	(53)
Net income attributable to Crown Holdings	$203	$145

Earnings per common share attributable to Crown Holdings:
Basic	$1.37	$0.94
Diluted	$1.35	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

Three Months Ended June 30	2012	2011
Net income	$157	$156

Other comprehensive income, net of tax
Foreign currency translation adjustments	(39)	18
Pension and other postretirement benefits	17	16
Derivatives qualifying as hedges	(24)	(25)
Total other comprehensive income	(46)	9

Total comprehensive income	111	165
Net income attributable to noncontrolling interests	(23)	(27)
Translation adjustments attributable to noncontrolling interests	1	(2)
Derivatives qualifying as hedges attributable to noncontrolling interests	4	2
Comprehensive income attributable to Crown Holdings	$93	138

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

Six Months Ended June 30	2012	2011
Net income	$247	$198

Other comprehensive income, net of tax
Foreign currency translation adjustments	—	67
Pension and other postretirement benefits	33	32
Derivatives qualifying as hedges	(1)	(19)
Total other comprehensive income	32	80

Total comprehensive income	279	278
Net income attributable to noncontrolling interests	(44)	(53)
Translation adjustments attributable to noncontrolling interests	1	(6)
Derivatives qualifying as hedges attributable to noncontrolling interests	1	1
Comprehensive income attributable to Crown Holdings	$237	$220

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$230	$342
Receivables, net	1,194	948
Inventories	1,272	1,148
Prepaid expenses and other current assets	213	165
Total current assets	2,909	2,603

Goodwill	1,944	1,952
Property, plant and equipment, net	1,800	1,751
Other non-current assets	571	562
Total	$7,224	$6,868

Liabilities and equity
Current liabilities
Short-term debt	$185	$128
Current maturities of long-term debt	113	67
Accounts payable and accrued liabilities	1,979	2,090
Total current liabilities	2,277	2,285

Long-term debt, excluding current maturities	3,493	3,337
Postretirement and pension liabilities	946	996
Other non-current liabilities	497	489
Commitments and contingent liabilities (Note J)
Noncontrolling interests	238	234
Crown Holdings shareholders’ deficit	(227)	(473)
Total equity/(deficit)	11	(239)
Total	$7,224	$6,868

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Six Months Ended June 30	2012	2011
Cash flows from operating activities
Net income	$247	$198
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	87	85
Provision for restructuring	3	25
Asset impairments and sales	(10)	—
Pension expense	49	49
Pension contributions	(51)	(37)
Stock-based compensation	12	12
Changes in assets and liabilities:
Receivables	(296)	(347)
Inventories	(135)	(431)
Accounts payable and accrued liabilities	(121)	172
Other, net	(1)	27
Net cash used for operating activities	(216)	(247)
Cash flows from investing activities
Capital expenditures	(139)	(184)
Insurance proceeds	23	—
Change in restricted cash	—	(125)
Proceeds from sale of property, plant and equipment	2	2
Other	(14)	—
Net cash used for investing activities	(128)	(307)
Cash flows from financing activities
Proceeds from long-term debt	42	1,416
Payments of long-term debt	(32)	(922)
Net change in revolving credit facility and short-term debt	274	248
Debt issue costs	—	(16)
Common stock issued	4	9
Common stock repurchased	(7)	(212)
Purchase of noncontrolling interests	—	(9)
Dividends paid to noncontrolling interests	(38)	(38)
Other	(5)	18
Net cash provided by financing activities	238	494
Effect of exchange rate changes on cash and cash equivalents	(6)	18
Net change in cash and cash equivalents	(112)	(42)
Cash and cash equivalents at January 1	342	463
Cash and cash equivalents at June 30	$230	$421

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2011	$929	$1,231	$230	$(2,333)	$(153)	$(96)	$325	$229
Net income			145			145	53	198
Other comprehensive income				75		75	5	80
Dividends paid to noncontrolling interests							(38)	(38)
Contribution from noncontrolling interests							2	2
Restricted stock awarded		(2)			2
Stock-based compensation		12				12		12
Common stock issued		6			3	9		9
Common stock repurchased		(186)			(26)	(212)		(212)
Purchase of noncontrolling interests		(3)				(3)	(6)	(9)
Balance at June 30, 2011	$929	$1,058	$375	$(2,258)	$(174)	$(70)	$341	$271

Balance at January 1, 2012	$929	$863	$512	$(2,590)	$(187)	$(473)	$234	$(239)
Net income			203			203	44	247
Other comprehensive income				34		34	(2)	32
Dividends paid to noncontrolling interests							(38)	(38)
Restricted stock awarded		(2)			2
Stock-based compensation		12				12		12
Common stock issued		3			1	4		4
Common stock repurchased		(6)			(1)	(7)		(7)
Balance at June 30, 2012	$929	$870	$715	$(2,556)	$(185)	$(227)	$238	$11

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of June 30, 2012 and the results of its operations for the three and six months ended June 30, 2012 and 2011 and of its cash flows for the six months ended June 30, 2012 and 2011. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

C.	Stock-Based Compensation
A summary of restricted stock transactions during the six months ended June 30, 2012 follows:

Number of shares
Non-vested shares outstanding at January 1, 2012	997,497
Awarded:
Time-vesting (average grant-date fair value of $33.75)	126,582
Performance-based (average grant-date fair value of $39.52)	216,188
Performance-based – achieved 149% level (grant-date fair value of $33.98)	125,552
Released:
Time-vesting shares awarded in 2009 through 2011	(185,848)
Performance-based shares awarded in 2009	(256,229)
Performance-based awards – achieved 149% level	(125,552)
Non-vested shares outstanding at June 30, 2012	898,190

Crown Holdings, Inc.

Annually the Company awards shares of restricted stock to certain senior executives. The awards consist of time-vesting awards which vest ratably over three years and performance-based shares which cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares originally awarded, and will be settled in stock. The fair value of the performance-based shares awarded was calculated using a Monte Carlo valuation model. The estimated weighted average grant-date fair value of the 216,188 performance-based shares awarded during the first six months of 2012 was $39.52 using a weighted average stock price volatility of 27.8%, an expected term of three years, and a weighed average risk-free interest rate of 0.36%.

During the first six months of 2012, 125,552 additional performance-based shares were issued under the Company's 2009 award because the Company exceeded the target level (100%) of performance-based shares, established on the original date of the related award, by 49%. These shares were issued without restriction.

At June 30, 2012, unrecognized compensation cost related to outstanding restricted stock was $9. The weighted average period over which the expense is expected to be recognized is 1.7 years. The aggregate market value of the shares released and issued on the vesting dates was $19.

D.	Receivables

	June 30, 2012	December 31, 2011
Accounts and notes receivable	$1,064	$834
Less: allowance for doubtful accounts	(37)	(37)
Net trade receivables	1,027	797
Miscellaneous receivables	167	151
Receivables, net	$1,194	$948

E.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the average cost method.

	June 30, 2012	December 31, 2011
Raw materials and supplies	$582	$602
Work in process	158	136
Finished goods	532	410
	$1,272	$1,148

F.	Derivative and Other Financial Instruments

Fair Value Measurements

Under GAAP a framework exists for measuring fair value, providing a three-tier hierarchy of pricing inputs used to report assets and liabilities that are adjusted to fair value. Level 1 includes inputs such as quoted prices which are available in active markets for identical assets or liabilities as of the report date. Level 2 includes inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 3 includes unobservable pricing inputs that are not corroborated by market data or other objective sources. The Company has no items valued using Level 3 inputs other than certain pension plan assets.

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

Crown Holdings, Inc.

as of the reporting date, such as foreign exchange spot and forward rates, and are reported under Level 2 of the fair value hierarchy.

Fair value disclosures for financial assets and liabilities that were accounted for at fair value on a recurring basis are provided later in this note. In addition, see Note H for fair value disclosures related to debt.

Derivative Financial Instruments

In the normal course of business the Company is subject to risk from adverse fluctuations in currency exchange rates, interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counter-parties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counter-parties. The Company does not use derivative instruments for trading or speculative purposes.

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

For derivative financial instruments accounted for in hedging relationships, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the manner in which effectiveness will be assessed. The Company formally assesses, both at inception and at least quarterly thereafter, whether the hedging relationships are effective in offsetting changes in fair value or cash flows of the related underlying exposures. Any ineffective portion of the change in fair value of the instruments is recognized immediately in earnings.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2012 mature between one and thirty-five months.

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
The following table sets forth financial information about the impact on Accumulated Other Comprehensive Income (“AOCI”) and earnings from changes in fair value related to derivative instruments.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Quarter	Six months	Quarter	Six months
	ended	ended	ended	ended
Derivatives in cash flow hedges	June 30, 2012	June 30, 2012	June 30, 2012	June 30, 2012

Foreign exchange	$—	$2	$—	$(1)	(1)
Commodities	(31)	(21)	(11)	(18)	(2)
Total	$(31)	$(19)	$(11)	$(19)

Crown Holdings, Inc.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Quarter	Six months	Quarter	Six months
	ended	ended	ended	ended
Derivatives in cash flow hedges	June 30, 2011	June 30, 2011	June 30, 2011	June 30, 2011

Foreign exchange	$(1)	$(4)	$(1)	$(2)	(3)
Commodities	(13)	—	10	16	(4)
Total	$(14)	$(4)	$9	$14

(1) Within the Statement of Operations for the three months ended June, 30, 2012, a gain of $3 was recognized in cost of products sold and a loss of $3 was recognized in net sales. During the six months ended June 30, 2012, a gain of $6 was recognized in cost of products sold and a loss of $7 recognized in net sales.

(2) Within the Statement of Operations for the three months ended June, 30, 2012, a loss of $14 was recognized in cost of products sold and a tax benefit of $3 was recognized in income tax expense. During the six months ended June 30, 2012, a loss of $23 was recognized in cost of products sold and a tax benefit of $5 was recognized in income tax expense.

(3) Within the Statement of Operations for the three months ended June 30, 2011, a loss of $1 was recognized in cost of products sold. During the six months ended June 30, 2011, a gain of $1 was recognized in net sales and a loss of $3 was recognized in cost of products sold.

(4) Within the Statement of Operations for the three months ended June 30, 2011, a gain of $14 was recognized in cost of products sold and $4 was recognized as additional income tax expense. During the six months ended June 30, 2011, a gain of $22 was recognized in cost of products sold and $6 was recognized as additional income tax expense.

For the twelve month period ending June 30, 2013, a net loss of $56 ($43, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the six months ended June 30, 2012 and 2011 in connection with anticipated transactions that were no longer considered probable and the ineffective portion recorded in earnings was less than $1.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and maturity dates of the derivative instruments coincide with those of the hedged items. Changes in fair value of the derivative financial instruments, excluding time value, are offset by changes in fair value of the related hedged items. Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the six months ended June 30, 2012.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated or did not qualify for hedge accounting; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes in re-measurement of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments.

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of less than $1 and a gain of $1 for the three and six months ended June 30, 2012 and gains of $3 and $4 for the three and six months ended June 30, 2011. The impact on earnings from foreign exchange contracts not designated as hedges were losses of $4 and $3 for the three and six months ended June 30, 2012 and gains of $7 and $19 for the same periods in 2011. These adjustments were reported within translation and foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

Crown Holdings, Inc.

Net Investment Hedges

During the first half of 2012, the Company designated certain derivative and non-derivative financial instruments (debt) as hedges of its net investment in a euro-based subsidiary to offset €277 ($350 as of June 30, 2012) of foreign currency exposure related to the investment. The change in value of the hedging instruments is reported in accumulated other comprehensive income within shareholders' equity. The net assets of the Company's euro-based subsidiary are re-measured using the foreign currency exchange rate in effect at the balance sheet date with any adjustment reported in cumulative translation adjustments within accumulated other comprehensive income. As of June 30, 2012, the unrealized foreign currency transaction gain from the re-measurement of the non-derivative financial instruments was a gain of $14 ($9, net of tax) and the aggregate fair value of the derivative financial instruments was a loss of $1 with both amounts reported in accumulated other comprehensive income.

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively.

Derivative Assets	Balance Sheet Classification	Fair Value Hierarchy	June 30, 2012	December 31, 2011
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$19	$9
Commodities	Other current assets	1	6	4
Commodities	Other non-current assets	1	—	—
Derivatives not designated as hedges:
Foreign exchange	Other current assets	2	2	6
	Total		$27	$19

Derivative Liabilities	Balance Sheet Classification
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$18	$10
Commodities	Accounts payable and accrued liabilities	1	57	56
Commodities	Other non-current liabilities	1	12	6
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	1	10
	Total		$88	$82

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 were:

	June 30, 2012	December 31, 2011
Derivatives in cash flow hedges:
Foreign exchange	$650	$480
Commodities	528	528
Derivatives in fair value hedges:
Foreign exchange	117	123
Derivatives in net investment hedges:
Foreign exchange	38
Derivatives not designated as hedges:
Foreign exchange	371	965

Crown Holdings, Inc.

G.	Restructuring

The Company recorded restructuring charges as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
European Division Headquarters	$—	$—	$—	$19
North America Food	1	—	1	2
European Food	1	—	1	—
Other European operations	1	—	1	4
	3	—	3	25

Restructuring charges by type are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Termination benefits	$1	$—	$1	$4
Other exit costs	2	—	2	21
	$3	$—	$3	$25

European Division Headquarters

As of June 30, 2012, the Company incurred costs of $34 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Total
Balance at January 1, 2012	$—	$19	$19
Foreign currency translation	—	(1)	(1)
Balance at June 30, 2012	$—	$18	$18

Other exit costs represent the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay these costs over the next 3 years.

North America Food

As of June 30, 2012, the Company incurred total costs of $56 related to the closure of certain Canadian plants as part of restructuring actions to reduce costs through consolidation of certain U.S. and Canadian operations. These actions are expected to be completed in 2012.

The following table summarizes the restructuring accrual balances and utilization by cost type for these actions:

	Termination benefits	Other exit costs	Total
Balance at January 1, 2012	$2	$—	$2
Provisions	—	1	1
Payments	(1)	(1)	(2)
Balance at June 30, 2012	$1	$—	$1

Crown Holdings, Inc.

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

	Termination benefits	Other exit costs	Total
Balance at January 1, 2012	$10	$—	$10
Provisions	—	1	1
Payments	(4)	(1)	(5)
Balance at June 30, 2012	$6	$—	$6

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

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2012	$46	$—	$46
Provision	1	—	1
Payments	(5)	—	(5)
Foreign currency translation	(1)	—	(1)
Balance at June 30, 2012	$41	$—	$41

Crown Holdings, Inc.

H.	Debt
The Company’s outstanding debt at June 30, 2012 and December 31, 2011 was as follows.

	June 30, 2012	December 31, 2011
Short-term debt	$185	$128
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$335	$119
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2016	550	550
Euro (€274 at June 30, 2012) at EURIBOR plus 1.75% due 2016	347	355
Senior notes and debentures:
U.S. dollar 7.625% due 2017	400	400
Euro (€500 at June 30, 2012) 7.125% due 2018	633	647
U.S. dollar 6.25% due 2021	700	700
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	237	230
Unamortized discounts	(10)	(11)
Total long-term debt	3,606	3,404
Less: current maturities	(113)	(67)
Total long-term debt, less current maturities	$3,493	$3,337

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $3,969 at June 30, 2012.

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

During the six months ended June 30, 2012, the Company paid $10 to settle outstanding claims and had claims activity as follows:

Beginning claims	50,000
New claims	1,500
Settlements or dismissals	(1,000)
Ending claims	50,500

As of December 31, the Company’s outstanding claims by year of exposure and state filed were:

	2011	2010
Claimants alleging first exposure after 1964	15,000	15,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	12,000	12,000
Pennsylvania	2,000	2,000
Other states that have enacted asbestos legislation	6,000	6,000
Other states	15,000	15,000
Total claims outstanding	50,000	50,000

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2012.

As of June 30, 2012, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $239, including $186 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2021. The Company’s accrual excludes potential costs for claims beyond 2021 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

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

The Company's Italian subsidiaries have received and expect to receive additional assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004, 2005 and 2006 and additional assessments are expected to cover periods 2007 through 2009. The expected total assessments resulting from these third party suppliers failing to remit the tax payments are approximately €40 ($51 at June 30, 2012) plus any applicable interest and penalties which the Company estimates may be up to approximately €55 ($70 at June 30, 2012) . In early 2012, the Company received one favorable ruling and two unfavorable rulings from lower level Italian courts related to these assessments. The Company expects these rulings

Crown Holdings, Inc.

to be appealed. The Company continues to believe that, if necessary, it should be able to successfully dispute the assessments and demonstrate in the appropriate Italian courts that it has no additional liability for the asserted taxes and related interest and penalties. While the Company intends to dispute the assessments, there can be no assurance that it will be successful in such disputes or regarding the final amount of any additional taxes and related interest and penalties payable to the Italian tax authorities.

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

At June 30, 2012, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $11. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At June 30, 2012, the Company also had guarantees of $29 related to the residual values of leased assets.

K.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the periods ended June 30, 2012 and 2011, respectively:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net income attributable to Crown Holdings	$134	$129	$203	$145
Weighted average shares outstanding:
Basic	148.0	152.3	147.9	153.5
Add: dilutive stock options and restricted stock	2.5	3.2	2.4	3.1
Diluted	150.5	155.5	150.3	156.6
Basic earnings per share	$0.91	$0.85	$1.37	$0.94
Diluted earnings per share	$0.89	$0.83	$1.35	$0.93

For the three months ended June 30, 2012 and 2011, 0.1 million  and 0.0 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, 0.2 million and 0.0 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

L.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30 were as follows:

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits – U.S. Plans	2012	2011	2012	2011
Service cost	$3	$3	$6	$6
Interest cost	17	18	34	36
Expected return on plan assets	(23)	(20)	(46)	(40)
Recognized prior service cost	—	—	—	1
Recognized net loss	14	13	28	24
Net periodic cost	$11	$14	$22	$27

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits – Non-U.S. Plans	2012	2011	2012	2011
Service cost	$7	$6	$14	$12
Interest cost	38	40	76	79
Expected return on plan assets	(46)	(49)	(92)	(97)
Recognized prior service cost	1	—	1	1
Recognized net loss	14	14	28	27
Net periodic cost	$14	$11	$27	$22

	Three Months Ended		Six Months Ended
	June 30		June 30
Other Postretirement Benefits	2012	2011	2012	2011
Service cost	$1	$3	$2	$5
Interest cost	4	5	8	11
Recognized prior service credit	(11)	(9)	(22)	(17)
Recognized net loss	4	4	8	7
Net periodic cost	$(2)	$3	$(4)	$6

M.	Accelerated Share Repurchase

In December 2011, the Company entered into an agreement to repurchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 2,771,004 shares for $100. In April 2012, the Company received an additional 4,653 shares based on its volume-weighted average stock price during the term of the transaction.
In July 2012, the Company entered into an agreement to purchase an aggregate of $200 shares of its common stock under an accelerated repurchase program. The actual number of shares repurchased will be determined at the completion of the term of the agreement subject to provisions that establish a minimum number of shares to be repurchased based on the volume-weighted average share price of the Company's common stock over an initial hedge period and a maximum share purchase price.

Crown Holdings, Inc.

N.	Income Taxes

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
U.S. statutory rate at 35%	$73	$74	$116	$103
Tax on foreign income	(22)	(23)	(33)	(36)
Valuation allowance	1	2	3	12
Tax law changes	—	—	—	(3)
Other items, net	(1)	1	(3)	19
Income tax provision	$51	$54	$83	$95

The other items caption for the six months ended June 30, 2011 includes $20 of increase due to tax charges in connection with the relocation of the Company’s European headquarters and management to Switzerland.

O.	Asset Impairments and Sales

For the three and six months ended June 30, 2012, the Company recognized a gain of $10 related to insurance proceeds received for property damage incurred in the 2011 flooding of the Company's beverage can plant in Thailand.

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

The tables below present information about operating segments for the three and six months ended June 30, 2012 and 2011:

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Americas Beverage	$593	$591	$1,127	$1,103
North America Food	213	217	413	405
European Beverage	472	500	834	840
European Food	434	509	836	931
European Specialty Packaging	97	119	187	219
Total reportable segments	1,809	1,936	3,397	3,498
Non-reportable segments	375	345	734	665
Total	$2,184	$2,281	$4,131	$4,163

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America, Europe and Thailand, the Company's beverage can businesses in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam, the Company's food can and closures business in Thailand and the Company's tooling and equipment operations in the U.S. and United Kingdom.

Crown Holdings, Inc.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Americas Beverage	$25	$26	$47	$43
North America Food	2	3	5	6
European Beverage	6	—	12	—
European Food	29	34	55	62
European Specialty Packaging	11	19	22	37
Total reportable segments	73	82	141	148
Non-reportable segments	12	17	27	38
Total	$85	$99	$168	$186

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Americas Beverage	$78	$77	$147	$140
North America Food	41	38	73	66
European Beverage	64	70	106	115
European Food	47	63	87	115
European Specialty Packaging	10	12	11	19
Total reportable segments	$240	$260	$424	$455

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three and six months ended June 30, 2012 and 2011 follows:

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Segment income of reportable segments	$240	$260	$424	$455
Segment income of non-reportable segments	54	55	107	112
Corporate and unallocated items	(44)	(44)	(100)	(106)
Provision for restructuring	(3)	—	(3)	(25)
Asset impairments and sales	10	—	10	—
Loss from early extinguishments of debt	—	(2)	—	(32)
Interest expense	(55)	(60)	(113)	(116)
Interest income	1	2	3	6
Translation and foreign exchange	5	(1)	2	(1)
Income before income taxes and equity earnings	$208	$210	$330	$293

For the six months ended June 30, 2012, intercompany profit of $1 was eliminated within segment income of non-reportable segments. For the three and six months ended June 30, 2011, intercompany profit of $1 and $2 was eliminated.

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Crown Holdings, Inc.

Q.	Condensed Combining Financial Information
Crown European Holdings SA (Issuer), a wholly owned subsidiary of the Company, has €500 ($633 at June 30, 2012) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:
•statements of comprehensive income for the three and six months ended June 30, 2012 and 2011,
•balance sheets as of June 30, 2012 and December 31, 2011, and
•statements of cash flows for the six months ended June 30, 2012 and 2011 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.
During the second quarter of 2012, the Company revised its presentation of the condensed combining balance sheet at December 31, 2011 to reclassify a consolidation entry to net certain value added tax receivables and payables from non-guarantor subsidiaries to guarantor subsidiaries. The impact was a $226 decrease to both receivables and accounts payable and accrued liabilities of guarantor subsidiaries with a corresponding increase to non-guarantor subsidiaries. The Company deemed the revision to be immaterial for the previously issued financial statements and therefore, revised the condensed combining balance sheet included in this filing.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2012
(in millions)

Crown Holdings, Inc.

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,188	$996		$2,184
Cost of products sold, excluding depreciation and amortization			972	827		1,799
Depreciation and amortization			20	25		45
Gross profit			196	144		340
Selling and administrative expense		$(1)	67	24		90
Provision for restructuring			2	1		3
Asset impairments and sales			(1)	(9)		(10)
Net interest expense		13	32	9		54
Technology royalty			(12)	12		—
Translation and foreign exchange			(2)	(3)		(5)
Income/(loss) before income taxes		(12)	110	110		208
Provision for income taxes			36	15		51
Equity earnings in affiliates	$134	65	60		$(259)	—
Net income	134	53	134	95	(259)	157
Net income attributable to noncontrolling interests				(23)		(23)
Net income attributable to Crown Holdings	$134	$53	$134	$72	$(259)	$134

Comprehensive income	$93	$6	$93	$16	$(97)	$111
Comprehensive income attributable to noncontrolling interests				(18)		(18)
Comprehensive income attributable to Crown Holdings	$93	$6	$93	$(2)	$(97)	$93

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,083	$1,198		$2,281
Cost of products sold, excluding depreciation and amortization		—	851	1,014		1,865
Depreciation and amortization			21	24		45
Gross profit		—	211	160		371
Selling and administrative expense		—	78	22		100
Loss from early extinguishment of debt		$2	—			2
Net interest expense		20	25	13		58
Technology royalty			(9)	9		—
Translation and foreign exchange				1		1
Income/(loss) before income taxes		(22)	117	115	—	210
Provision for income taxes		—	38	16		54
Equity earnings/(loss) in affiliates	$129	91	50		$(270)	—
Net income	129	69	129	99	(270)	156
Net income attributable to noncontrolling interests				(27)		(27)
Net income attributable to Crown Holdings	$129	$69	$129	$72	$(270)	$129

Comprehensive income	$138	$80	$138	$114	$(305)	$165
Comprehensive income attributable to noncontrolling interests	—	—	—	(27)	—	(27)
Comprehensive income attributable to Crown Holdings	$138	$80	$138	$87	$(305)	$138

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the six months ended June 30, 2012 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,277	$1,854		$4,131
Cost of products sold, excluding depreciation and amortization			1,883	1,534		3,417
Depreciation and amortization			38	49		87
Gross profit			356	271		627
Selling and administrative expense		$(1)	150	47		196
Provision for restructuring			2	1		3
Asset impairments and sales			(1)	(9)		(10)
Net interest expense		28	63	19		110
Technology royalty			(19)	19		—
Translation and foreign exchange			—	(2)		(2)
Income/(loss) before income taxes		(27)	161	196		330
Provision for income taxes		—	54	29		83
Equity earnings in affiliates	$203	114	96		$(413)	—
Net income	203	87	203	167	(413)	247
Net income attributable to noncontrolling interests				(44)		(44)
Net income attributable to Crown Holdings	$203	$87	$203	$123	$(413)	$203

Comprehensive income	$237	$104	$237	$159	$(458)	$279
Comprehensive income attributable to noncontrolling interests				(42)		(42)
Comprehensive income attributable to Crown Holdings	$237	$104	$237	$117	$(458)	$237

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the six months ended June 30, 2011 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,349	$1,814		$4,163
Cost of products sold, excluding depreciation and amortization		$(1)	1,941	1,475		3,415
Depreciation and amortization			40	45		85
Gross profit		1	368	294		663
Selling and administrative expense		(1)	157	46		202
Provision for restructuring			25			25
Asset impairments and sales			(182)	—	$182	—
Loss from early extinguishment of debt		2	30			32
Net interest expense		39	55	16		110
Technology royalty			(15)	15		—
Translation and foreign exchange			—	1		1
Income/(loss) before income taxes		(39)	298	216	(182)	293
Provision for income taxes		1	39	55		95
Equity earnings/(loss) in affiliates	$145	139	(114)		(170)	—
Net income	145	99	145	161	(352)	198
Net income attributable to noncontrolling interests				(53)		(53)
Net income attributable to Crown Holdings	$145	$99	$145	$108	$(352)	$145

Comprehensive income	$220	$157	$220	$262	$(581)	$278
Comprehensive income attributable to noncontrolling interests				(58)		(58)
Comprehensive income attributable to Crown Holdings	$220	$157	$220	$204	$(581)	$220

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$35	$195		$230
Receivables, net			326	868		1,194
Intercompany receivables		$1	78	31	$(110)
Inventories			657	615		1,272
Prepaid expenses and other current assets	$2	5	149	57		213
Total current assets	2	6	1,245	1,766	(110)	2,909

Intercompany debt receivables		1,678	3,711	377	(5,766)
Investments	453	3,084	(440)		(3,097)
Goodwill			1,396	548		1,944
Property, plant and equipment, net			595	1,205		1,800
Other non-current assets		25	466	80		571
Total	$455	$4,793	$6,973	$3,976	$(8,973)	$7,224

Liabilities and equity
Current liabilities
Short-term debt		$10	$8	$167		$185
Current maturities of long-term debt		17	28	68		113
Accounts payable and accrued liabilities	$12	21	1,087	859		1,979
Intercompany payables		—	31	79	$(110)
Total current liabilities	12	48	1,154	1,173	(110)	2,277

Long-term debt, excluding current maturities		962	2,362	169		3,493
Long-term intercompany debt	670	2,549	1,754	793	(5,766)
Postretirement and pension liabilities			928	18		946
Other non-current liabilities			322	175		497
Commitments and contingent liabilities
Noncontrolling interests			—	238		238
Crown Holdings shareholders’ equity/(deficit)	(227)	1,234	453	1,410	(3,097)	(227)
Total equity/(deficit)	(227)	1,234	453	1,648	(3,097)	11
Total	$455	$4,793	$6,973	$3,976	$(8,973)	$7,224

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$54	$288		$342
Receivables, net			230	718		948
Intercompany receivables		$2	60	23	$(85)
Inventories			615	533		1,148
Prepaid expenses and other current assets		7	129	29		165
Total current assets	—	9	1,088	1,591	(85)	2,603

Intercompany debt receivables		1,590	3,514	327	(5,431)
Investments	$215	3,007	(577)		(2,645)
Goodwill			1,396	556		1,952
Property, plant and equipment, net			604	1,147		1,751
Other non-current assets		13	491	58		562
Total	$215	$4,619	$6,516	$3,679	$(8,161)	$6,868

Liabilities and equity
Current liabilities
Short-term debt		$6	$14	$108		$128
Current maturities of long-term debt			1	66		67
Accounts payable and accrued liabilities	$20	20	1,124	926		2,090
Intercompany payables		1	22	62	$(85)
Total current liabilities	20	27	1,161	1,162	(85)	2,285

Long-term debt, excluding current maturities		1,002	2,173	162		3,337
Long-term intercompany debt	668	2,481	1,664	618	(5,431)
Postretirement and pension liabilities			986	10		996
Other non-current liabilities			321	168		489
Commitments and contingent liabilities
Noncontrolling interests			(4)	238		234
Crown Holdings shareholders’ equity/(deficit)	(473)	1,109	215	1,321	(2,645)	(473)
Total equity/(deficit)	(473)	1,109	211	1,559	(2,645)	(239)
Total	$215	$4,619	$6,516	$3,679	$(8,161)	$6,868

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$1	$(26)	$(95)	$(96)		$(216)
Cash flows from investing activities
Capital expenditures			(29)	(110)		(139)
Intercompany investing activities		34	55		$(89)	—
Insurance proceeds				23		23
Proceeds from sale of property, plant and equipment			2			2
Other, net				(14)		(14)
Net cash provided by/(used for) investing activities	—	34	28	(101)	(89)	(128)
Cash flows from financing activities
Proceeds from long-term debt				42		42
Payments of long-term debt				(32)		(32)
Net change in revolving credit facility and short-term debt		4	210	60		274
Net change in long-term intercompany balances	2	(20)	(115)	133		—
Common stock issued	4					4
Common stock repurchased	(7)					(7)
Dividends paid			(34)	(55)	89
Dividends paid to noncontrolling interests				(38)		(38)
Other		8	(13)	—		(5)
Net cash provided by/(used for) financing activities	(1)	(8)	48	110	89	238
Effect of exchange rate changes on cash and cash equivalents				(6)		(6)
Net change in cash and cash equivalents	—	—	(19)	(93)	—	(112)
Cash and cash equivalents at January 1			54	288		342
Cash and cash equivalents at June 30	$—	$—	$35	$195	$—	$230

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(3)	$(43)	$(103)	$(98)		$(247)
Cash flows from investing activities
Capital expenditures			(31)	(153)		(184)
Change in restricted cash		(125)				(125)
Intercompany investing activities		6	230	(180)	$(56)
Other			2			2
Net cash provided by/(used for) investing activities		(119)	201	(333)	(56)	(307)
Cash flows from financing activities
Proceeds from long-term debt		400	900	116		1,416
Payments of long-term debt		(159)	(747)	(16)		(922)
Net change in revolving credit facility and short-term debt		(29)	250	27		248
Net change in long-term intercompany balances	206	(63)	(488)	345
Debt issue costs			(16)			(16)
Common stock issued	9					9
Common stock repurchased	(212)					(212)
Dividends paid				(56)	56
Purchase of noncontrolling interests				(9)		(9)
Dividends paid to noncontrolling interests				(38)		(38)
Other		13		5		18
Net cash provided by/(used for) financing activities	3	162	(101)	374	56	494
Effect of exchange rate changes on cash and cash equivalents				18		18
Net change in cash and cash equivalents	—	—	(3)	(39)	—	(42)
Cash and cash equivalents at January 1		—	65	398		463
Cash and cash equivalents at June 30	$—	$—	$62	$359	$—	$421

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:
•statements of comprehensive income for the three and six months ended June 30, 2012 and 2011,
•balance sheets as of June 30, 2012 and December 31, 2011, and
•statements of cash flows for the six months ended June 30, 2012 and 2011 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,184		$2,184
Cost of products sold, excluding depreciation and amortization			1,799		1,799
Depreciation and amortization			45		45
Gross profit			340		340
Selling and administrative expense		$2	88		90
Provision for restructuring			3		3
Asset impairments and sales			(10)		(10)
Net interest expense		22	32		54
Translation and foreign exchange			(5)		(5)
Income/(loss) before income taxes		(24)	232		208
Provision for/(benefit from) income taxes		(3)	54		51
Equity earnings in affiliates	$134	155		$(289)	—
Net income	134	134	178	(289)	157
Net income attributable to noncontrolling interests			(23)		(23)
Net income attributable to Crown Holdings	$134	$134	$155	$(289)	$134

Comprehensive income	$93	$93	$133	$(208)	$111
Comprehensive income attributable to noncontrolling interests			(18)		(18)
Comprehensive income attributable to Crown Holdings	$93	$93	$115	$(208)	$93

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2011
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,281		$2,281
Cost of products sold, excluding depreciation and amortization			1,865		1,865
Depreciation and amortization			45		45
Gross profit			371		371
Selling and administrative expense		$3	97		100
Loss from early extinguishment of debt			2		2
Net interest expense		21	37		58
Translation and foreign exchange			1		1
Income/(loss) before income taxes		(24)	234		210
Provision for/(benefit from) income taxes		2	52		54
Equity earnings in affiliates	$129	155		$(284)	—
Net income	129	129	182	(284)	156
Net income attributable to noncontrolling interests			(27)		(27)
Net income attributable to Crown Holdings	$129	$129	$155	$(284)	$129

Comprehensive income	$138	$138	$190	$(301)	$165
Comprehensive income attributable to noncontrolling interests			(27)		(27)
Comprehensive income attributable to Crown Holdings	$138	$138	$163	$(301)	$138

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the six months ended June 30, 2012 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$4,131		$4,131
Cost of products sold, excluding depreciation and amortization			3,417		3,417
Depreciation and amortization			87		87
Gross profit	—	—	627	—	627
Selling and administrative expense		$5	191		196
Provision for restructuring			3		3
Asset impairments and sales			(10)		(10)
Net interest expense		45	65		110
Translation and foreign exchange			(2)		(2)
Income/(loss) before income taxes		(50)	380		330
Provision for/(benefit from) income taxes		(7)	90		83
Equity earnings in affiliates	$203	246		$(449)	—
Net income	203	203	290	(449)	247
Net income attributable to noncontrolling interests			(44)		(44)
Net income attributable to Crown Holdings	$203	$203	$246	$(449)	$203

Comprehensive income	$237	$237	$323	$(518)	$279
Comprehensive income attributable to noncontrolling interests			(42)		(42)
Comprehensive income attributable to Crown Holdings	$237	$237	$281	$(518)	$237

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the six months ended June 30, 2011 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net Sales			$4,163		$4,163
Cost of products sold, excluding depreciation and amortization			3,415		3,415
Depreciation and amortization			85		85
Gross profit			663		663
Selling and administrative expense		$5	197		202
Provision for restructuring			25		25
Loss from early extinguishment of debt			32		32
Net interest expense		42	68		110
Translation and foreign exchange			1		1
Income/(loss) before income taxes		(47)	340		293
Provision for/(benefit from) income taxes		(5)	100		95
Equity earnings in affiliates	$145	187		$(332)	—
Net income	145	145	240	(332)	198
Net income attributable to noncontrolling interests			(53)		(53)
Net income attributable to Crown Holdings	$145	$145	$187	$(332)	$145

Comprehensive income	$220	$220	$319	$(481)	$278
Comprehensive income attributable to noncontrolling interests			(58)		(58)
Comprehensive income attributable to Crown Holdings	$220	$220	$261	$(481)	$220

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$230		$230
Receivables, net			1,194		1,194
Inventories			1,272		1,272
Prepaid expenses and other current assets	$2	$76	135		213
Total current assets	2	76	2,831		2,909

Intercompany debt receivables			1,400	$(1,400)
Investments	453	1,445		(1,898)
Goodwill			1,944		1,944
Property, plant and equipment, net			1,800		1,800
Other non-current assets		366	205		571
Total	$455	$1,887	$8,180	$(3,298)	$7,224

Liabilities and equity
Current liabilities
Short-term debt			$185		$185
Current maturities of long-term debt			113		113
Accounts payable and accrued liabilities	$12	$28	1,939		1,979
Total current liabilities	12	28	2,237		2,277

Long-term debt, excluding current maturities		411	3,082		3,493
Long-term intercompany debt	670	730		$(1,400)
Postretirement and pension liabilities			946		946
Other non-current liabilities		265	232		497
Commitments and contingent liabilities
Noncontrolling interests			238		238
Crown Holdings shareholders’ equity/(deficit)	(227)	453	1,445	(1,898)	(227)
Total equity/(deficit)	(227)	453	1,683	(1,898)	11
Total	$455	$1,887	$8,180	$(3,298)	$7,224

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provide by/(used for) operating activities	$1	$(51)	$(166)		$(216)
Cash flows from investing activities
Capital expenditures			(139)		(139)
Intercompany investing activities		43		$(43)	—
Insurance proceeds			23		23
Proceeds from sale of property, plant and equipment			2		2
Other			(14)		(14)
Net cash provided by/(used for) investing activities	—	43	(128)	(43)	(128)
Cash flows from financing activities
Proceeds from long-term debt			42		42
Payments of long-term debt			(32)		(32)
Net change in revolving credit facility and short-term debt			274		274
Net change in long-term intercompany balances	2	8	(10)		—
Common stock issued	4				4
Common stock repurchased	(7)				(7)
Dividends paid			(43)	43
Dividend paid to noncontrolling interests			(38)		(38)
Other			(5)		(5)
Net cash provided by/(used for) financing activities	(1)	8	188	43	238
Effect of exchange rate changes on cash and cash equivalents			(6)		(6)
Net change in cash and cash equivalents	—	—	(112)	—	(112)
Cash and cash equivalents at January 1			342		342
Cash and cash equivalents at June 30	$—	$—	$230	$—	$230

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2011
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(3)	$(43)	$(201)		$(247)
Cash flows from investing activities
Capital expenditures			(184)		(184)
Change in restricted cash			(125)		(125)
Intercompany investing activities		31		$(31)
Proceeds from sale of property, plant and equipment			2		2
Net cash provided by/(used for) investing activities		31	(307)	(31)	(307)
Cash flows from financing activities
Proceeds from long-term debt			1,416		1,416
Payments of long-term debt			(922)		(922)
Net change in revolving credit facility and short-term debt			248		248
Net change in long-term intercompany balances	206	12	(218)
Debt issue costs			(16)		(16)
Common stock issued	9				9
Common stock repurchased	(212)				(212)
Dividends paid			(31)	31
Purchase of noncontrolling interests			(9)		(9)
Dividend paid to noncontrolling interests			(38)		(38)
Other			18		18
Net cash provided by/(used for) financing activities	3	12	448	31	494
Effect of exchange rate changes on cash and cash equivalents			18		18
Net change in cash and cash equivalents	—	—	(42)	—	(42)
Cash and cash equivalents at January 1			463		463
Cash and cash equivalents at June 30	$—	$—	$421	$—	$421

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuers), wholly owned subsidiaries of the Company, have outstanding $400 principal amount of 7.625% senior notes due 2017 and $700 principal amount of 6.25% senior notes due 2021, all of which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of comprehensive income for the three and six months ended June 30, 2012 and 2011,

•	balance sheets as of June 30, 2012 and December 31, 2011, and

•	statements of cash flows for the six months ended June 30, 2012 and 2011 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$600	$1,584		$2,184
Cost of products sold, excluding depreciation and amortization			473	1,326		1,799
Depreciation and amortization			10	35		45
Gross profit			117	223		340
Selling and administrative expense		$1	32	57		90
Provision for restructuring			1	2		3
Asset impairments and sales			(1)	(9)		(10)
Net interest expense		13	23	18		54
Technology royalty			(10)	10
Translation and foreign exchange				(5)		(5)
Income/(loss) before income taxes		(14)	72	150		208
Provision for/(benefit from) income taxes		(5)	34	22		51
Equity earnings in affiliates	$134	61	96		$(291)	—
Net income	134	52	134	128	(291)	157
Net income attributable to noncontrolling interests				(23)		(23)
Net income attributable to Crown Holdings	$134	$52	$134	$105	$(291)	$134

Comprehensive income	$93	$59	$93	$75	$(209)	$111
Comprehensive income attributable to noncontrolling interests				(18)		(18)
Comprehensive income attributable to Crown Holdings	$93	$59	$93	$57	$(209)	$93

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$513	$1,768		$2,281
Cost of products sold, excluding depreciation and amortization			398	1,467		1,865
Depreciation and amortization			9	36		45
Gross profit			106	265		371
Selling and administrative expense		$1	34	65		100
Loss from early extinguishment of debt		—	2			2
Net interest expense		14	18	26		58
Technology royalty			(13)	13
Translation and foreign exchange				1		1
Income/(loss) before income taxes		(15)	65	160		210
Provision for/(benefit from) income taxes		(5)	(17)	76		54
Equity earnings in affiliates	$129	90	47		$(266)
Net income	129	80	129	84	(266)	156
Net income attributable to noncontrolling interests				(27)		(27)
Net income attributable to Crown Holdings	$129	$80	$129	$57	$(266)	$129

Comprehensive income	$138	$85	$138	$59	$(255)	$165
Comprehensive income attributable to noncontrolling interests	—	—	—	(27)	—	(27)
Comprehensive income attributable to Crown Holdings	$138	$85	$138	$32	$(255)	$138

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the six months ended June 30, 2012 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,140	$2,991		$4,131
Cost of products sold, excluding depreciation and amortization			913	2,504		3,417
Depreciation and amortization			20	67		87
Gross profit			207	420		627
Selling and administrative expense		$3	71	122		196
Provision for restructuring			1	2		3
Asset impairments and sales			(1)	(9)		(10)
Net interest expense		26	45	39		110
Technology royalty			(20)	20
Translation and foreign exchange				(2)		(2)
Income/(loss) before income taxes		(29)	111	248		330
Provision for/(benefit from) income taxes		(11)	55	39		83
Equity earnings in affiliates	$203	116	147		$(466)	—
Net income	203	98	203	209	(466)	247
Net income attributable to noncontrolling interests				(44)		(44)
Net income attributable to Crown Holdings	$203	$98	$203	$165	$(466)	$203

Comprehensive income	$237	$105	$237	$234	$(534)	$279
Comprehensive income attributable to noncontrolling interests				(42)		(42)
Comprehensive income attributable to Crown Holdings	$237	$105	$237	$192	$(534)	$237

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the six months ended June 30, 2011 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,136	$3,027		$4,163
Cost of products sold, excluding depreciation and amortization			926	2,489		3,415
Depreciation and amortization			19	66		85
Gross profit			191	472		663
Selling and administrative expense		$3	70	129		202
Provision for restructuring				25		25
Loss from early extinguishment of debt		30	2	—		32
Net interest expense		26	40	44		110
Technology royalty			(23)	23
Translation and foreign exchange				1		1
Income/(loss) before income taxes		(59)	102	250		293
Provision for/(benefit from) income taxes		(22)	—	117		95
Equity earnings in affiliates	$145	116	43		$(304)	—
Net income	145	79	145	133	(304)	198
Net income attributable to noncontrolling interests				(53)		(53)
Net income attributable to Crown Holdings	$145	$79	$145	$80	$(304)	$145

Comprehensive income	$220	$89	$220	$196	$(447)	$278
Comprehensive income attributable to noncontrolling interests				(58)		(58)
Comprehensive income attributable to Crown Holdings	$220	$89	$220	$138	$(447)	$220

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$25	$1	$204		$230
Receivables, net		1	13	1,180		1,194
Intercompany receivables			43	15	$(58)
Inventories			294	978		1,272
Prepaid expenses and other current assets	$2	2	88	121		213
Total current assets	2	28	439	2,498	(58)	2,909

Intercompany debt receivables		2,258	1,916	340	(4,514)
Investments	453	1,492	775		(2,720)
Goodwill			453	1,491		1,944
Property, plant and equipment, net		1	300	1,499		1,800
Other non-current assets		28	344	199		571
Total	$455	$3,807	$4,227	$6,027	$(7,292)	$7,224

Liabilities and equity
Current liabilities
Short-term debt				$185		$185
Current maturities of long-term debt		$28	—	85		113
Accounts payable and accrued liabilities	$12	34	$314	1,619		1,979
Intercompany payables			15	43	$(58)
Total current liabilities	12	62	329	1,932	(58)	2,277

Long-term debt, excluding current maturities		1,895	412	1,186		3,493
Long-term intercompany debt	670	1,193	2,211	440	(4,514)
Postretirement and pension liabilities			528	418		946
Other non-current liabilities			294	203		497
Commitments and contingent liabilities
Noncontrolling interests				238		238
Crown Holdings shareholders’ equity/(deficit)	(227)	657	453	1,610	(2,720)	(227)
Total equity/(deficit)	(227)	657	453	1,848	(2,720)	11
Total	$455	$3,807	$4,227	$6,027	$(7,292)	$7,224

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$1	$(15)	$69	$(271)		$(216)
Cash flows from investing activities
Capital expenditures			(13)	(126)		(139)
Intercompany investing activities		7	43		$(50)
Insurance proceeds				23		23
Proceeds from sale of property, plant and equipment			1	1		2
Other				(14)		(14)
Net cash provided by/(used for) investing activities		7	31	(116)	(50)	(128)
Cash flows from financing activities
Proceeds from long-term debt				42		42
Payments of long-term debt				(32)		(32)
Net change in revolving credit facility and short-term debt		191		83		274
Net change in long-term intercompany balances	2	(179)	(100)	277
Common stock issued	4					4
Common stock repurchased	(7)					(7)
Dividends paid				(50)	50
Dividends paid to noncontrolling interests				(38)		(38)
Other				(5)		(5)
Net cash provided by/(used for) financing activities	(1)	12	(100)	277	50	238
Effect of exchange rate changes on cash and cash equivalents				(6)		(6)
Net change in cash and cash equivalents	—	4	—	(116)	—	(112)
Cash and cash equivalents at January 1		21	1	320		342
Cash and cash equivalents at June 30	$—	$25	$1	$204	$—	$230

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(3)	$(16)	$48	$(276)		$(247)
Cash flows from investing activities
Capital expenditures			(9)	(175)		(184)
Change in restricted cash				(125)		(125)
Proceeds from sale of property, plant and equipment			—	2		2
Intercompany investing activities			32	—	$(32)
Other				—		—
Net cash provided by/(used for) investing activities	—	—	23	(298)	(32)	(307)
Cash flows from financing activities
Proceeds from long-term debt		900		516		1,416
Payments of long-term debt		(746)	(1)	(175)		(922)
Net change in revolving credit facility and short-term debt		225		23		248
Net change in long-term intercompany balances	206	(350)	(70)	214
Debt issue costs		(16)				(16)
Common stock issued	9					9
Common stock repurchased	(212)					(212)
Dividends paid				(32)	32
Purchase of noncontrolling interests	—			(9)		(9)
Dividends paid to noncontrolling interests				(38)		(38)
Other				18		18
Net cash provided by/(used for) financing activities	3	13	(71)	517	32	494
Effect of exchange rate changes on cash and cash equivalents				18		18
Net change in cash and cash equivalents	—	(3)	—	(39)	—	(42)
Cash and cash equivalents at January 1		38	1	424		463
Cash and cash equivalents at June 30	$—	$35	$1	$385	$—	$421

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2012 compared to the corresponding period in 2011 and the changes in financial condition and liquidity from December 31, 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In recent years, the Company has expanded its beverage can businesses in Brazil, China and Southeast Asia in response to increased unit volume demand driven by increased per capita incomes and consumption, combined with a shift in packaging mix to two-piece aluminum beverage cans from other packages. The Company continues to focus its capital deployment in these markets. When currently announced expansion projects are completed, the Company expects to have added approximately 7.1 billion units of incremental beverage can capacity to its year-end 2011 levels. There can be no assurance, however, that the Company will be able to implement its expansion plans according to the Company's announced schedule or at all. The Company continuously monitors these markets and, where necessary, may adjust capital deployment based on economic developments and market-by-market conditions.

Beverage can sales unit volumes in the Company's mature markets have been stable to slightly declining in North America and slightly increasing in Europe. Global food and aerosol can sales unit volumes have been stable to declining in recent years primarily due to lower consumer spending. While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company monitors capacity across all of its businesses and, where necessary, may take action such as closing a plant or reducing headcount to better manage its costs which may result in additional restructuring charges in the future which may be material.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net sales	$2,184	$2,281	$4,131	$4,163
Beverage cans and ends as a percentage of net sales	57%	54%	56%	53%
Food cans, ends and metal vacuum closures as a percentage of net sales	27%	29%	27%	29%

Three months ended June 30, 2012 compared to 2011

Net sales decreased primarily due to $101 from the impact of foreign currency translation.

Six months ended June 30, 2012 compared to 2011

Net sales decreased primarily due to $137 from the impact of foreign currency translation partially offset by $94 from increased global sales unit volumes. Overall, sales unit volumes in the Company's beverage can businesses were higher than in the prior year offsetting declines in the Company's food can and closures, aerosol can and specialty packaging businesses.

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

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net sales	$593	$591	$1,127	$1,103
Segment income	78	77	147	140

Three months ended June 30, 2012 compared to 2011

Net sales increased primarily due to $9 from increased sales with an increase in Brazil offsetting lower sales unit volumes in the U.S. partially offset by $7 from the impact of foreign currency translation. The increase in sales unit volumes in Brazil is primarily from recent capacity additions in Ponta Grossa and Estancia. Sales unit volumes in Brazil are higher due to various factors; including its growing middle class and increasing disposable income and shift in packaging mix to two-piece aluminum beverage cans from other packages.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Segment income increased primarily due to $12 from higher sales unit volumes in Brazil as described above partially offset by $10 from lower selling prices primarily due to competitive pricing pressure.

Six months ended June 30, 2012 compared to 2011

Net sales increased primarily due to $33 from increased sales with an increase in Brazil offsetting lower sales unit volumes in the U.S. partially offset by $9 from the impact of foreign currency translation. The increase in sales unit volumes in Brazil is primarily from recent capacity additions in Ponta Grossa and Estancia. Sales unit volumes in Brazil are higher due to various factors; including its growing middle class and increasing disposable income and shift in packaging mix to two-piece aluminum beverage cans from other packages.

Segment income increased primarily due to $17 from higher sales unit volumes in Brazil as described above partially offset by $9 from lower selling prices primarily due to competitive pricing pressure.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net sales	$213	$217	$413	$405
Segment income	41	38	73	66

Three months ended June 30, 2012 compared to 2011

Net sales decreased primarily due to lower sales unit volumes including the impact of certain customers accelerating shipments into the first quarter of 2012 that in 2011 occurred in the second quarter and $2 from the impact of foreign currency translation.

Segment income increased primarily due to lower operating costs including improved manufacturing performance and reduced post-retirement benefits in the U.S. resulting from plan amendments in 2011.

Six months ended June 30, 2012 compared to 2011

Net sales increased primarily due to $9 from the pass-through of higher costs partially offset by $3 from the impact of foreign currency translation.

Segment income increased primarily due to $7 from lower operating costs including improved manufacturing performance and $3 from reduced post-retirement benefits in the U.S. resulting from plan amendments in 2011, partially offset by $5 from inventory holding gains in 2011 that did not recur in 2012.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Eastern and Western Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing. In the second quarter of 2011, the Company commenced commercial operations of the second line at its plant in Kechnec, Slovakia which is expected to add full annualized capacity of approximately 750 million cans. In the second quarter of 2012, the Company commenced commercial operations of a new plant in Osmaniye, Turkey which is expected to add full annualized capacity of approximately 700 million cans.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net sales	$472	$500	$834	$840
Segment income	64	70	106	115

Three months ended June 30, 2012 compared to 2011

Net sales decreased primarily due to $30 from the impact of foreign currency translation. Sales unit volumes did not change significantly as increased volumes in the UK, Dubai and Saudi Arabia were offset by lower volumes in France and Spain resulting from ongoing economic uncertainty in Europe and adverse weather conditions.

Segment income decreased primarily due to lower levels of manufacturing activity which resulted in costs being absorbed across fewer units, $1 from start-up costs at the Company's plant in Osmaniye, Turkey and $2 from the impact of foreign currency translation.

Six months ended June 30, 2012 compared to 2011

Net sales decreased primarily due to $41 from the impact of foreign currency translation partially offset by $27 from increased sales unit volumes in the UK, Dubai and Saudi Arabia and $8 from the pass-through of higher costs.

Segment income decreased primarily due to lower levels of manufacturing activity which resulted in costs being absorbed across fewer units, $2 from start-up costs at the Company's plant in Osmaniye, Turkey and $3 from the impact of foreign currency translation.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. The Company is currently evaluating certain plans which, if approved, may result in additional restructuring charges in its European Food which could be material.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net sales	$434	$509	$836	$931
Segment income	47	63	87	115

Three months ended June 30, 2012 compared to 2011

Net sales decreased primarily due to $23 from lower sales unit volumes due to ongoing economic uncertainty in Europe and adverse weather conditions and $47 from the impact of foreign currency translation.

Segment income decreased primarily due to unfavorable sales unit volumes and product mix, lower levels of manufacturing activity which resulted in costs being absorbed across fewer units and $5 from the impact of foreign currency translation.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Six months ended June 30, 2012 compared to 2011

Net sales decreased primarily due to $39 from lower sales unit volumes due to ongoing economic uncertainty in Europe and adverse weather conditions and $65 from the impact of foreign currency translation.

Segment income decreased primarily due to unfavorable sales unit volumes and product mix, lower levels of manufacturing activity which resulted in costs being absorbed across fewer units, $5 from inventory holding gains in 2011 that did not recur in 2012 and $6 from the impact of foreign currency translation.

As of March 31, 2012, the Company had a receivable of $27 with a customer in its European Food business that was experiencing financial difficulty. In the second quarter of 2012, the customer completed a reorganization which included receiving additional capital from new investors and merging with a competitor. In connection with the reorganization, the Company agreed to settlement terms with the customer and expects the receivable to be fully paid.

European Specialty Packaging

The European Specialty Packaging segment manufactures a wide variety of specialty containers, with numerous lid and closure variations and supplies a variety of customers throughout Europe.

Net sales and segment income in the European Specialty Packaging segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net sales	$97	$119	$187	$219
Segment income	10	12	11	19

Three months ended June 30, 2012 compared to 2011

Net sales decreased primarily due to $12 from lower sales unit volumes reflecting ongoing economic uncertainty in Europe and $10 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes and $1 from the impact of foreign currency translation.

Six months ended June 30, 2012 compared to 2011

Net sales decreased primarily due to $21 from lower sales unit volumes reflecting ongoing economic uncertainty in Europe and $13 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes, $2 from inventory holding gains in 2011 that did not recur in 2012 and $1 from the impact of foreign currency translation.

Non-reportable Segments

The Company's non-reportable segments include its aerosol can businesses in North America, Europe and Thailand, its beverage can businesses in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam, its food can and closures business in Thailand and its tooling and equipment operations in the U.S. and United Kingdom. In recent years, the Company's businesses in Asia have experienced significant growth whereas its aerosol can businesses have experienced slightly declining volumes.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

In the first quarter of 2012, the Company commenced commercial operations at its new beverage can plant in Putian, China. In the second quarter of 2012, the Company commenced commercial operations at its new beverage can plant in Ziyang, China, completed capacity expansion at its plant in Ho Chi Minh City, Vietnam and began commercial production of beverage can ends at its new plant in Heshan, China. In the third quarter of 2012, the Company expects to begin commercial production of beverage cans in Heshan, China. In 2013, the Company has announced plans to complete new beverage can plants in Sihanoukville, Cambodia, Nanning, China and Danang, Vietnam and to expand capacity in Malaysia and Putian. Once the projects are complete, the Company expects to have 18 beverage can plants in Asia with nine strategically located across China, four in Vietnam, two in Cambodia and one each in Malaysia, Singapore and Thailand.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net sales	$375	$345	$734	$665
Segment income	54	55	107	112

Three months ended June 30, 2012 compared to 2011

Net sales increased primarily due to $41 from increased beverage can sales in Cambodia, China, Malaysia and Vietnam as a result of increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending partially offset by $8 from lower sales in the Company's North American and European aerosol businesses primarily due to lower consumer spending partly due to ongoing economic uncertainty in Europe and $5 from the impact of foreign currency translation.

Segment income remained relatively unchanged as $5 of decrease from the Company's North American and European aerosol businesses was offset by $6 from increased beverage can sales in Cambodia, China, Malaysia, Thailand and Vietnam partially offset by $3 of start-up costs from recent capacity additions.

The Company recognized income of $6 from proceeds received from its insurer covering incremental costs and lost profits associated with flood damage at the Company's beverage can plant in Thailand that occurred in the fourth quarter of 2011.

Six months ended June 30, 2012 compared to 2011

Net sales increased primarily due to $70 from increased beverage can sales in Cambodia, China, Malaysia and Vietnam as a result of increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending. In addition, net sales increased due to $22 from increased beverage equipment sales to can manufacturers partially offset by $16 of lower sales in the Company's North American and European aerosol businesses primarily due to lower consumer spending partly due to ongoing economic uncertainty in Europe and $6 from the impact of foreign currency translation.

Segment income decreased primarily due to $15 from the Company's North American and European aerosol businesses including $5 of inventory holding gains in 2011 that did not recur in 2012. The decrease was partially offset by $8 from the Company's operations in Asia which included $11 from increased beverage can sales in Cambodia, China, Malaysia, Thailand and Vietnam partially offset by $5 of start-up costs from recent capacity additions.

The Company recognized income of $7 from proceeds received from its insurer covering incremental costs and lost profits associated with flood damage at the Company's beverage can plant in Thailand that occurred in the fourth quarter of 2011.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Corporate and Unallocated Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Corporate and unallocated expense	$(44)	$(44)	$(100)	$(106)

For the six months ended June 30, 2012 compared to 2011, corporate and unallocated expense decreased primarily due to insurance costs related to a fire at a Company warehouse in 2011.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended June 30, 2012 compared to 2011, cost of products sold (excluding depreciation and amortization) decreased from $1,865 to $1,799 primarily due to $86 from the impact of foreign currency translation partially offset by increased global beverage can sales unit volumes.

For the six months ended June 30, 2012 compared to 2011, cost of products sold (excluding depreciation and amortization) increased from $3,415 to $3,417 as the impact of increased global beverage can sales unit volumes and higher raw material costs was offset by foreign currency translation.

Depreciation and Amortization

For the three months ended June 30, 2012 compared to 2011, depreciation and amortization remained at $45 as the impact of recent capacity expansion offset foreign currency translation.

For the six months ended June 30, 2012 compared to 2011, depreciation and amortization increased from $85 to $87 primarily due to the impact of recent capacity expansion.

Selling and Administrative Expense

For the three months ended June 30, 2012 compared to 2011, selling and administrative expense decreased from $100 to $90 primarily due to $4 from lower legal and professional fees and $4 from the impact of foreign currency translation.

For the six months ended June 30, 2012 compared to 2011, selling and administrative expense decreased from $202 to $196 primarily due to $6 from the impact of foreign currency translation.

Interest Expense

For the three months ended June 30, 2012 compared to 2011, interest expense decreased from $60 to $55 primarily due to lower borrowing rates and $2 from the impact of foreign currency translation.

For the six months ended June 30, 2012 compared to 2011, interest expense decreased from $116 to $113 primarily due to lower borrowing rates and $2 from the impact of foreign currency translation partially offset by higher average debt outstanding.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Income before income taxes	$208	$210	$330	$293
Provision for income taxes	51	54	83	95
Effective income tax rate	24.5%	25.7%	25.2%	32.4%

The effective income tax rate for the six months ended June 30, 2011 was higher than in 2012 primarily due to a net tax charge of $20 in 2011 in connection with the relocation of the Company's European headquarters and management to Switzerland.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2012 compared to 2011 net income attributable to noncontrolling interests decreased from $27 to $23 and from $53 to $44, respectively, primarily due to the acquisition of additional ownership interests in certain operations in China, Dubai, Greece, Jordan, Tunisia and Vietnam in the second half of 2011.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities decreased from $247 for the six months ended June 30, 2011 to $216 in 2012 primarily due to lower net working capital as days sales outstanding for working capital decreased from 44 for the three months ended June 30, 2011 to 42 in 2012.

Receivables increased from $948 at December 31, 2011 to $1,194 at June 30, 2012 and used cash of $347 for the six months ended June 30, 2011 compared to $296 in 2012. Sales in June 2012 were higher than in December 2011 as sales generally increase each month of the year until peaking in the third quarter. As a result, receivables generally increase through the third quarter of each year. Days sales outstanding for trade receivables decreased from 45 for three months ended June 30, 2011 to 42 in 2012.

Inventories increased from $1,148 at December 31, 2011 to $1,272 at June 30, 2012 and used cash of $431 for the six months ended June 30, 2011 compared to $135 in 2012. Inventory levels typically increase each month of the year until peaking in the third quarter due to seasonal build primarily in the Company's food can businesses. Inventory levels did not increase as significantly in 2012 as in 2011 due to the Company's efforts to manage lower levels of inventory and lower raw material costs partially offset by the impact of recent capacity expansion.

Investing Activities

Cash used for investing activities decreased from $307 for the six months ended June 30, 2011 to $128 in 2012 primarily due to $45 from lower capital expenditures, $23 from the receipt of insurance proceeds related to flooding at the Company's beverage can plant in Thailand and $125 from an increase in restricted cash in 2011 that did not recur in 2012. Currently, the Company expects capital expenditures of approximately $325 in 2012 excluding the cost to rebuild beverage can capacity lost to flooding which the Company expects will be reimbursed by insurance. Upon reaching an agreement with its insurance provider, the Company may record additional gains for insurance proceeds in excess of losses recorded in its financial statements.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Financing Activities

Cash provided by financing activities decreased from $494 for the six months ended June 30, 2011 to $238 in 2012 primarily due to higher borrowings in 2011 that were used for share repurchases and to repay $125 of debt in July 2011.
Other financing activities, in each year, represent cash settlements of foreign currency derivatives used to hedge intercompany debt obligations.

Liquidity

As of June 30, 2012, $200 of the Company's $230 cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $79 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of June 30, 2012, the Company had $806 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less $335 of borrowings and $59 of outstanding standby letters of credit.

The Company's debt agreements contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, make certain other restricted payments, create liens and engage in sale and leaseback transactions. These restrictions are subject to a number of exceptions, however, which allow the Company to incur additional debt, create liens or make otherwise restricted payments. The amount of restricted payments permitted to be made, including dividends and repurchases of the Company's common stock, is generally limited to the cumulative excess of $200 plus 50% of adjusted net income plus proceeds from the exercise of employee stock options over the aggregate of restricted payments made since July 2004. Adjustments to net income may include, but are not limited to, items such as asset impairments, gains and losses from asset sales and early extinguishments of debt.

During the second quarter of 2012, Congress passed the Moving Ahead for Progress in the 21st Century Act which included pension funding provisions designed to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility. Currently, the Company does not expect these provisions to have a material impact on its 2012 pension contributions.

Capital Resources

As of June 30, 2012, the Company has approximately $94 of capital commitments primarily related to the Company's expansion in Cambodia, China, Malaysia and Vietnam and rebuilding of its beverage can plant in Thailand which was damaged by severe flooding in 2011. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Contractual Obligations

During the first six months of 2012 there were no material changes to the Company's contractual obligations reported in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the first six months of 2012. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 with respect to goodwill.

Goodwill Impairment

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the estimated fair value of the Company's European Aerosols reporting unit was 35% higher than its carrying value and the reporting unit had $145 of goodwill. In the fourth quarter of 2011, the Company initiated a restructuring action to improve profitability in its European Aerosols reporting unit by consolidating operations through reducing headcount and capacity. During the first six months of 2012, results of operations in the European Aerosols reporting unit were impacted by the economic downturn in Europe. Based on current projections, the Company continues to believe that the estimated fair value of its European Aerosols reporting unit exceeds its carrying value. However, if future operating results continue to decline or if the Company is unable to realize its anticipated savings from the restructuring action, the Company will perform step one of the impairment analysis to assess whether goodwill is potentially impaired. If the Company determines that goodwill is impaired, it is possible that an impairment charge of up to $145 could be recorded.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2012, see Note F to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2012, the Company had $1,475 million principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $4 million before tax.

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

The Company made no purchases of its equity securities during the first six months of 2012.

In December 2011, the Company entered into an agreement to repurchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 2,771,004 shares for $100. In April 2012, the Company received an additional 4,653 shares based on its volume-weighted average stock price during the term of the transaction.

In July 2012, the Company entered into an agreement to purchase an aggregate of $200 shares of its common stock under an accelerated repurchase program. The actual number of shares repurchased will be determined at the completion of the term of the agreement subject to provisions that establish a minimum number of shares to be repurchased based on the volume-weighted average share price of the Company's common stock over an initial hedge period and a maximum share purchase price.

On December 9, 2010, the Company's Board of Directors authorized the repurchase of up to $600 million of the Company's common stock through the end of 2012. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This repurchase authorization replaces all previous authorizations. As of July 31, 2012, $94 million of the Company's outstanding common stock may still be purchased under this program.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Crown Holdings, Inc.

Item 6.     Exhibits

10.1	Executive Employment Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford.

10.2	Senior Executive Retirement Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford.

10.3	Crown Cork & Seal Company, Inc. Restoration Plan, dated July 28, 2010.

10.4	Amendment No. 1, effective July 1, 2011, to the Crown Cork & Seal Company, Inc. Restoration Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Timothy J. Donahue, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Changes in Equity for the six months ended June 30, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

Date: August 9, 2012