Form 10-Q
period 2012-09-30
CROWN HOLDINGS INC
filed 2012-11-06
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 144,112,740 shares of Common Stock outstanding as of October 31, 2012.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales	$2,302	$2,423	$6,433	$6,586
Cost of products sold, excluding depreciation and amortization	1,887	1,980	5,304	5,395
Depreciation and amortization	46	47	133	132
Gross profit	369	396	996	1,059
Selling and administrative expense	92	96	288	298
Provision for restructuring	7	2	10	27
Asset impairments and sales	(14)	(2)	(24)	(2)
Loss from early extinguishments of debt	—	—	—	32
Interest expense	57	58	170	174
Interest income	(2)	(2)	(5)	(8)
Translation and foreign exchange	(2)	(1)	(4)	—
Income before income taxes and equity earnings	231	245	561	538
Provision for / (benefit from) income taxes	(111)	87	(28)	182
Equity earnings in affiliates	2	1	2	1
Net income	344	159	591	357
Net income attributable to noncontrolling interests	(19)	(30)	(63)	(83)
Net income attributable to Crown Holdings	$325	$129	$528	$274

Earnings per common share attributable to Crown Holdings:
Basic	$2.23	$0.86	$3.59	$1.80
Diluted	$2.20	$0.84	$3.53	$1.77

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net income	$344	$159	$591	$357

Other comprehensive income, net of tax
Foreign currency translation adjustments	18	(91)	18	(24)
Pension and other postretirement benefits	17	17	50	49
Derivatives qualifying as hedges	43	(50)	42	(69)
Total other comprehensive income / (loss)	78	(124)	110	(44)

Total comprehensive income	422	35	701	313
Net income attributable to noncontrolling interests	(19)	(30)	(63)	(83)
Translation adjustments attributable to noncontrolling interests	(1)	4	—	(2)
Derivatives qualifying as hedges attributable to noncontrolling interests	(6)	3	(5)	4
Comprehensive income attributable to Crown Holdings	$396	$12	$633	$232

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$240	$342
Receivables, net	1,397	948
Inventories	1,207	1,148
Prepaid expenses and other current assets	209	165
Total current assets	3,053	2,603

Goodwill	1,976	1,952
Property, plant and equipment, net	1,845	1,751
Other non-current assets	736	562
Total	$7,610	$6,868

Liabilities and equity
Current liabilities
Short-term debt	$297	$128
Current maturities of long-term debt	104	67
Accounts payable and accrued liabilities	1,975	2,090
Total current liabilities	2,376	2,285

Long-term debt, excluding current maturities	3,596	3,337
Postretirement and pension liabilities	917	996
Other non-current liabilities	494	489
Commitments and contingent liabilities (Note J)
Noncontrolling interests	252	234
Crown Holdings shareholders’ deficit	(25)	(473)
Total equity/(deficit)	227	(239)
Total	$7,610	$6,868

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

Nine months ended September 30	2012	2011
Cash flows from operating activities
Net income	$591	$357
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	133	132
Provision for restructuring	10	27
Asset impairments and sales	(24)	(2)
Pension expense	73	74
Pension contributions	(84)	(56)
Stock-based compensation	15	15
Changes in assets and liabilities:
Receivables	(489)	(419)
Inventories	(56)	(299)
Accounts payable and accrued liabilities	(119)	(51)
Other, net	(167)	88
Net cash used for operating activities	(117)	(134)
Cash flows from investing activities
Capital expenditures	(214)	(273)
Insurance proceeds	33	—
Proceeds from sale of property, plant and equipment	3	25
Other	(27)	—
Net cash used for investing activities	(205)	(248)
Cash flows from financing activities
Proceeds from long-term debt	49	1,421
Payments of long-term debt	(45)	(1,047)
Net change in revolving credit facility and short-term debt	470	342
Debt issue costs	—	(17)
Common stock issued	7	9
Common stock repurchased	(207)	(212)
Purchase of noncontrolling interests	—	(48)
Dividends paid to noncontrolling interests	(50)	(60)
Other	(6)	11
Net cash provided by financing activities	218	399
Effect of exchange rate changes on cash and cash equivalents	2	(1)
Net change in cash and cash equivalents	(102)	16
Cash and cash equivalents at January 1	342	463
Cash and cash equivalents at September 30	$240	$479

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2011	$929	$1,231	$230	$(2,333)	$(153)	$(96)	$325	$229
Net income			274			274	83	357
Other comprehensive income / (loss)				(42)		(42)	(2)	(44)
Dividends paid to noncontrolling interests							(60)	(60)
Contribution from noncontrolling interests							2	2
Restricted stock awarded		(2)			2
Stock-based compensation		15				15		15
Common stock issued		6			3	9		9
Common stock repurchased		(186)			(26)	(212)		(212)
Purchase of noncontrolling interests		(48)				(48)	(68)	(116)
Balance at September 30, 2011	$929	$1,016	$504	$(2,375)	$(174)	$(100)	$280	$180

Balance at January 1, 2012	$929	$863	$512	$(2,590)	$(187)	$(473)	$234	$(239)
Net income			528			528	63	591
Other comprehensive income / (loss)				105		105	5	110
Dividends paid to noncontrolling interests							(50)	(50)
Restricted stock awarded		(2)			2
Stock-based compensation		15				15		15
Common stock issued		5			2	7		7
Common stock repurchased		(181)			(26)	(207)		(207)
Balance at September 30, 2012	$929	$700	$1,040	$(2,485)	$(209)	$(25)	$252	$227

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of Crown Holdings, Inc. as of September 30, 2012 and the results of its operations for the three and nine months ended September 30, 2012 and 2011 and of its cash flows for the nine months ended September 30, 2012 and 2011. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

C.	Stock-Based Compensation
A summary of restricted stock transactions during the nine months ended September 30, 2012 follows:

Number of shares
Non-vested shares outstanding at January 1, 2012	997,497
Awarded:
Time-vesting (average grant-date fair value of $33.75)	126,582
Performance-based (average grant-date fair value of $39.52)	216,188
Performance-based – achieved 149% level (grant-date fair value of $33.98)	125,552
Released:
Time-vesting shares awarded in 2009 through 2011	(185,848)
Performance-based shares awarded in 2009	(256,229)
Performance-based awards – achieved 149% level	(125,552)
Non-vested shares outstanding at September 30, 2012	898,190

Crown Holdings, Inc.

The Company awards shares of restricted stock to certain senior executives annually. The awards consist of time-vesting awards which vest ratably over three years and performance-based shares which cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares originally awarded, and will be settled in stock. The fair value of the performance-based shares awarded was calculated using a Monte Carlo valuation model. The estimated weighted average grant-date fair value of the 216,188 performance-based shares awarded during the first nine months of 2012 was $39.52 using a weighted average stock price volatility of 27.8%, an expected term of three years, and a weighed average risk-free interest rate of 0.36%.

During the first nine months of 2012, 125,552 additional performance-based shares were issued under the Company's 2009 award because the Company exceeded the target level (100%) of performance-based shares, established on the original date of the related award, by 49%. These shares were issued without restriction.

At September 30, 2012, unrecognized compensation cost related to outstanding restricted stock was approximately $8. The weighted average period over which the expense is expected to be recognized is 1.4 years. The aggregate market value of the shares released and issued on the vesting dates was $19.

D.	Receivables

	September 30, 2012	December 31, 2011
Accounts and notes receivable	$1,241	$834
Less: allowance for doubtful accounts	(36)	(37)
Net trade receivables	1,205	797
Miscellaneous receivables	192	151
Receivables, net	$1,397	$948

E.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the average cost method.

	September 30, 2012	December 31, 2011
Raw materials and supplies	$567	$602
Work in process	153	136
Finished goods	487	410
	$1,207	$1,148

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2012 mature between one and thirty-six months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Quarter	Nine months	Quarter	Nine months
	ended	ended	ended	ended
Derivatives in cash flow hedges	September 30, 2012	September 30, 2012	September 30, 2012	September 30, 2012

Foreign exchange	$—	$(3)	$—	$—	(1)
Commodities	(58)	(73)	(21)	(39)	(2)
Total	$(58)	$(76)	$(21)	$(39)

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Quarter	Nine months	Quarter	Nine months
	ended	ended	ended	ended
Derivatives in cash flow hedges	September 30, 2011	September 30, 2011	September 30, 2011	September 30, 2011

Foreign exchange	$(1)	$(5)	$(2)	$(3)	(3)
Commodities	(41)	(41)	6	22	(4)
Total	$(42)	$(46)	$4	$19

(1) Within the Statement of Operations for the three months ended September 30, 2012, a gain of $3 was recognized in cost of products sold and a loss of $3 was recognized in net sales. During the nine months ended September 30, 2012, a gain of $10 was recognized in cost of products sold and a loss of $10 recognized in net sales.

(2) Within the Statement of Operations for the three months ended September 30, 2012, a loss of $28 was recognized in cost of products sold and a tax benefit of $7 was recognized in income tax expense. During the nine months ended September 30, 2012, a loss of $51 was recognized in cost of products sold and a tax benefit of $12 was recognized in income tax expense.

(3) Within the Statement of Operations for the three months ended September 30, 2011, a gain of $1 was recognized in cost of products sold and a loss of $3 was recognized in net sales. During the nine months ended September 30, 2011, a loss of $2 was recognized in net sales and a loss of $1 was recognized in cost of products sold.

(4) Within the Statement of Operations for the three months ended September 30, 2011, a gain of $8 was recognized in cost of products sold and $2 was recognized as additional income tax expense. During the nine months ended September 30, 2011, a gain of $30 was recognized in cost of products sold and $8 was recognized as additional income tax expense.

For the twelve month period ending September 30, 2013, a net loss of $19 ($14, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the nine months ended September 30, 2012 and 2011 in connection with anticipated transactions that were no longer considered probable. For the nine months ended September 30, 2012, the ineffective portion of the Company's hedges recorded in earnings was a loss of $4 ($3, net of tax).

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

Crown Holdings, Inc.

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the nine months ended September 30, 2012.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges were gains of $3 and $4 for the three and nine months ended September 30, 2012 and a loss of $4 for the three months ended September 30, 2011. The impact on earnings from foreign exchange contracts not designated as hedges were losses of $3 and $6 for the three and nine months ended September 30, 2012 and losses of $25 and $6 for the same periods in 2011. These adjustments were reported within translation and foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

Net Investment Hedges

During the nine months ended September 30, 2012, the Company designated certain derivative and non-derivative financial instruments (debt) as hedges of its net investment in a euro-based subsidiary to offset €417 ($532 as of September 30, 2012) of foreign currency exposure related to the investment. The change in value of the hedging instruments is reported in accumulated other comprehensive income within shareholders' equity. The net assets of the Company's euro-based subsidiary are re-measured using the foreign currency exchange rate in effect at the balance sheet date with any adjustment reported in cumulative translation adjustments within accumulated other comprehensive income. As of September 30, 2012, the unrealized foreign currency transaction gain from the re-measurement of the non-derivative financial instruments was a loss of approximately $4 ($3, net of tax) and the aggregate fair value of the derivative financial instruments was less than $1 with both amounts reported in accumulated other comprehensive income.

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively.

Derivative Assets	Balance Sheet Classification	Fair Value Hierarchy	September 30, 2012	December 31, 2011
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$12	$9
Commodities	Other current assets	1	9	4
Commodities	Other non-current assets	1	3	—
Derivatives not designated as hedges:
Foreign exchange	Other current assets	2	6	6
	Total		$30	$19

Derivative Liabilities	Balance Sheet Classification
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$11	$10
Commodities	Accounts payable and accrued liabilities	1	19	56
Commodities	Other non-current liabilities	1	3	6
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	5	10
	Total		$38	$82

Crown Holdings, Inc.

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31, 2011
Derivatives in cash flow hedges:
Foreign exchange	$357	$480
Commodities	428	528
Derivatives in fair value hedges:
Foreign exchange	127	123
Derivatives in net investment hedges:
Foreign exchange	38	—
Derivatives not designated as hedges:
Foreign exchange	359	965

G.	Restructuring

The Company recorded restructuring charges as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
European Division Headquarters	$2	$1	$2	$20
North America Food	1	1	2	3
European Food	1	—	2	—
Other European operations	—	—	1	4
Asia	3	—	3	—
	7	2	10	27

Restructuring charges by type are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Termination benefits	$3	$—	$4	$6
Other exit costs	3	2	5	21
Asset write-downs	1		1
	$7	$2	$10	$27

European Division Headquarters

As of September 30, 2012, the Company incurred costs of $36 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Total
Balance at January 1, 2012	$—	$19	$19
Provisions	—	2	2
Balance at September 30, 2012	$—	$21	$21

Crown Holdings, Inc.

Other exit costs represent the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay these costs over the next 3 years.

European Food

In the fourth quarter of 2011, the Company reviewed its existing supply and demand profile and long-term plans in Europe.  The Company identified additional restructuring actions to improve profitability, including in its European Food business, by consolidating operations through reducing capacity and headcount.  In December 2011, the Company approved these actions and recorded a charge of $9. The action is expected to reduce headcount by approximately 121. The Company expects to incur future additional charges of $1 related to the action which it expects to complete in 2012 at an estimated aggregate cost of $12. The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2012	$10	$—	$10
Provisions	1	1	2
Payments	(6)	(1)	(7)
Balance at September 30, 2012	$5	$—	$5

Other European operations

In the first quarter of 2011, the Company recorded a charge of $4 to reduce headcount in its European Specialty Packaging segment.  In the fourth quarter of 2011, the Company reviewed its existing supply and demand profile and long-term plans in Europe.  The Company identified additional restructuring actions to improve profitability, primarily in its European Aerosols and Specialty Packaging businesses, by consolidating operations through reducing capacity and headcount.  In December 2011, the Company approved these actions and recorded an additional charge of $41.  These actions are expected to reduce headcount by approximately 360 and to eliminate approximately 14% of the businesses' capacity. The Company currently expects to incur future additional charges of $7 related to the actions and to complete the actions in 2013 at an estimated aggregate cost of $53.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2012	$45	$—	$45
Provision	1	—	1
Payments	(15)	—	(15)
Foreign currency translation	—	—	—
Balance at September 30, 2012	$31	$—	$31

Other

As of September 30, 2012, the accrual balances related to the restructuring actions in North America Food and Asia were $1 and $2, respectively.

Crown Holdings, Inc.

H.	Debt
The Company’s outstanding debt at September 30, 2012 and December 31, 2011 was as follows.

	September 30, 2012	December 31, 2011
Short-term debt	$297	$128
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$421	$119
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2016	550	550
Euro (€274 at June 30, 2012) at EURIBOR plus 1.75% due 2016	352	355
Senior notes and debentures:
U.S. dollar 7.625% due 2017	400	400
Euro (€500 at June 30, 2012) 7.125% due 2018	642	647
U.S. dollar 6.25% due 2021	700	700
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	230	230
Unamortized discounts	(9)	(11)
Total long-term debt	3,700	3,404
Less: current maturities	(104)	(67)
Total long-term debt, less current maturities	$3,596	$3,337

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $4,192 at September 30, 2012.

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

During the nine months ended September 30, 2012, the Company paid $14 to settle outstanding claims and had claims activity as follows:

Beginning claims	50,000
New claims	2,500
Settlements or dismissals	(1,500)
Ending claims	51,000

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2011, the Company's outstanding claims were:

2011
Claimants alleging first exposure after 1964	15,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	12,000
Pennsylvania	2,000
Other states that have enacted asbestos legislation	6,000
Other states	15,000
Total claims outstanding	50,000

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2012.

As of September 30, 2012, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $235, including $179 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2021. The Company’s accrual excludes potential costs for claims beyond 2021 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

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

The Company has also recorded aggregate accruals of $7 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

The Company's Italian subsidiaries have received and expect to receive additional assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004, 2005 and 2006 and additional assessments are expected to cover periods 2007 through 2009. The expected total assessments resulting from these third party suppliers failing to remit the tax payments are approximately €40 ($51 at September 30, 2012) plus any applicable interest and penalties which the Company estimates may be up to approximately €55 ($71 at September 30, 2012) . In early 2012, the Company received one favorable ruling

Crown Holdings, Inc.

and two unfavorable rulings from lower level Italian courts related to these assessments. The Company expects these rulings to be appealed. The Company continues to believe that, if necessary, it should be able to successfully dispute the assessments and demonstrate in the appropriate Italian courts that it has no additional liability for the asserted taxes and related interest and penalties. While the Company intends to dispute the assessments, there can be no assurance that it will be successful in such disputes or regarding the final amount of any additional taxes and related interest and penalties payable to the Italian tax authorities.

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

At September 30, 2012, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $11. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 2012, the Company also had guarantees of $41 related to the residual values of leased assets.

K.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the periods ended September 30, 2012 and 2011, respectively:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net income attributable to Crown Holdings	$325	$129	$528	$274
Weighted average shares outstanding:
Basic	145.5	150.1	147.1	152.3
Add: dilutive stock options and restricted stock	2.3	2.6	2.3	2.8
Diluted	147.8	152.7	149.4	155.1
Basic earnings per share	$2.23	$0.86	$3.59	$1.80
Diluted earnings per share	$2.20	$0.84	$3.53	$1.77

For the three months ended September 30, 2012 and 2011, 0.1 million  and 0.0 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the nine months ended September 30, 2012 and 2011, 0.1 million and 0.0 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

Crown Holdings, Inc.

L.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits – U.S. Plans	2012	2011	2012	2011
Service cost	$3	$3	$9	$9
Interest cost	18	18	52	54
Expected return on plan assets	(24)	(20)	(70)	(60)
Recognized prior service cost	—	1	—	2
Recognized net loss	14	12	42	36
Net periodic cost	$11	$14	$33	$41

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits – Non-U.S. Plans	2012	2011	2012	2011
Service cost	$7	$7	$21	$19
Interest cost	37	42	113	121
Expected return on plan assets	(45)	(50)	(137)	(147)
Recognized prior service cost	(1)	—	—	1
Recognized net loss	15	12	43	39
Net periodic cost	$13	$11	$40	$33

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other Postretirement Benefits	2012	2011	2012	2011
Service cost	$2	$1	$4	$6
Interest cost	4	5	12	16
Recognized prior service credit	(11)	(8)	(33)	(25)
Recognized net loss	3	3	11	10
Net periodic cost	$(2)	$1	$(6)	$7

M.	Accelerated Share Repurchase

In December 2011, the Company entered into an agreement to repurchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 2,771,004 shares for $100. In April 2012, the Company received an additional 4,653 shares based on its volume-weighted average stock price during the term of the transaction.
In July 2012, the Company entered into an agreement to repurchase shares of its common stock under an accelerated repurchase program. Pursuant to the agreement, the Company initially purchased 5,016,190 shares for $200. The actual number of shares repurchased will be based on the volume-weighted average share price of the Company's stock during the term of the transaction subject to provisions that establish a minimum number of shares to be repurchased.

Crown Holdings, Inc.

N.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
U.S. statutory rate at 35%	$81	$86	$196	$188
Tax on foreign income	(23)	(9)	(55)	(44)
Valuation allowance	45	(13)	48	(1)
Tax law changes	2	28	2	25
Other items, net	(216)	(5)	(219)	14
Income tax provision	$(111)	$87	$(28)	$182

In the third quarter of 2012, the Company recorded an income tax benefit of $169, net of valuation allowance as described below, primarily related to the recognition of previously unrecognized U.S. foreign tax credits.
In the third quarter, the Company committed to a formal repatriation plan, including certain steps that were completed in September with the filing of its 2011 U.S. income tax return, which will allow it to claim these credits on its 2012 income tax return. The Company's plan involved finalization of earnings and profits in certain foreign subsidiaries, evaluation of expiring US tax law provisions and anticipated utilization of existing net operating loss and foreign tax credit carryforwards. The Company has been utilizing existing net operating losses which will be fully utilized this year and will begin to utilize existing foreign tax credits in 2013. Once the Company claims these credits on its tax return, it has ten years to utilize the credits.
In connection with this action, the Company determined that it will amend its 2003 U.S. income tax return to claim foreign taxes paid as a credit rather than as a tax deduction. The Company recorded a valuation allowance of $47 against certain of these credits that expire in 2013 which, at this time, the Company does not believe are more likely than not to be realized prior to expiration. The Company will continue to search for and evaluate tax planning strategies which may allow it to accelerate taxable income into 2013 in order to use the credits. If the Company is able to identify a feasible tax planning strategy, it is possible that it will release a portion of the valuation allowance in the future.
Realization of the foreign tax credits recognized in the quarter is dependent upon the amount and timing of future taxable income. If actual results are different than the Company's projections, it is possible that the Company may record additional valuation allowance in the future.
The other items caption for the nine months ended September 30, 2011 includes $20 of increase due to tax charges in connection with the relocation of the Company’s European headquarters and management to Switzerland.

O.	Asset Impairments and Sales

For the three and nine months ended September 30, 2012, the Company recognized gains of $14 and $24 primarily related to insurance proceeds received for property damage incurred in the 2011 flooding of the Company's beverage can plant in Thailand.

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

Crown Holdings, Inc.

The tables below present information about operating segments for the three and nine months ended September 30, 2012 and 2011:

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Americas Beverage	$574	$594	$1,701	$1,697
North America Food	259	271	672	676
European Beverage	451	451	1,285	1,291
European Food	547	623	1,383	1,554
European Specialty Packaging	102	122	289	341
Total reportable segments	1,933	2,061	5,330	5,559
Non-reportable segments	369	362	1,103	1,027
Total	$2,302	$2,423	$6,433	$6,586

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America, Europe and Thailand, the Company's beverage can businesses in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam, the Company's food can and closures business in Thailand and the Company's tooling and equipment operations in the U.S. and United Kingdom.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Americas Beverage	$18	$19	$65	$61
North America Food	1	6	6	12
European Beverage	—	—	12	1
European Food	24	27	79	89
European Specialty Packaging	10	16	32	53
Total reportable segments	53	68	194	216
Non-reportable segments	9	24	36	62
Total	$62	$92	$230	$278

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Americas Beverage	$82	$77	$229	$217
North America Food	44	49	117	115
European Beverage	68	61	174	176
European Food	64	87	151	202
European Specialty Packaging	9	11	20	30
Total reportable segments	$267	$285	$691	$740

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three and nine months ended September 30, 2012 and 2011 follows:

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Segment income of reportable segments	$267	$285	$691	$740
Segment income of non-reportable segments	59	62	166	174
Corporate and unallocated items	(49)	(47)	(149)	(153)
Provision for restructuring	(7)	(2)	(10)	(27)
Asset impairments and sales	14	2	24	2
Loss from early extinguishments of debt	—	—	—	(32)
Interest expense	(57)	(58)	(170)	(174)
Interest income	2	2	5	8
Translation and foreign exchange	2	1	4	—
Income before income taxes and equity earnings	$231	$245	$561	$538

For the nine months ended September 30, 2012, intercompany profit of $1 was eliminated within segment income of non-reportable segments. For the three and nine months ended September 30, 2011, intercompany profit of $2 and $4 was eliminated.

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Q.	Subsequent Events

In the fourth quarter, the Company established a joint venture to acquire shares of Superior Multi-Packaging, Ltd., a listed company on the Singapore exchange with operations in China, Singapore and Vietnam through a tender offer.  The Company's partner in the joint venture contributed its existing shares in Superior Multi-Packaging to the joint venture and the joint venture paid $19 to acquire additional shares.  The Company has management control over both the joint venture and the operations of Superior Multi-Packaging and will consolidate both in its financial statements.  The tender offer has not yet closed therefore it is possible that the joint venture may acquire additional shares.

Also in the fourth quarter, the Company paid $38 to acquire a beverage can and end production business in Vietnam.

Crown Holdings, Inc.

R.	Condensed Combining Financial Information
Crown European Holdings SA (Issuer), a wholly owned subsidiary of the Company, has €500 ($642 at September 30, 2012) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:
•statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011,
•balance sheets as of September 30, 2012 and December 31, 2011, and
•statements of cash flows for the nine months ended September 30, 2012 and 2011 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.
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

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,223	$1,079		$2,302
Cost of products sold, excluding depreciation and amortization			987	900		1,887
Depreciation and amortization			20	26		46
Gross profit			216	153		369
Selling and administrative expense		—	73	19		92
Provision for restructuring		—	5	2		7
Asset impairments and sales	—	—	—	(14)		(14)
Net interest expense		$10	34	11		55
Technology royalty		—	(11)	11		—
Translation and foreign exchange		—	(1)	(1)		(2)
Income/(loss) before income taxes		(10)	116	125		231
Provision for / (benefit from) income taxes		15	(140)	14		(111)
Equity earnings / (loss) in affiliates	$325	85	69	—	$(477)	2
Net income	325	60	325	111	(477)	344
Net income attributable to noncontrolling interests				(19)		(19)
Net income attributable to Crown Holdings	$325	$60	$325	$92	$(477)	$325

Comprehensive income	$396	$108	$396	$156	$(634)	$422
Comprehensive income attributable to noncontrolling interests				(26)		(26)
Comprehensive income attributable to Crown Holdings	$396	$108	$396	$130	$(634)	$396

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,326	$1,097		$2,423
Cost of products sold, excluding depreciation and amortization			1,077	903		1,980
Depreciation and amortization			21	26		47
Gross profit		—	228	168		396
Selling and administrative expense		$(1)	73	24		96
Provision for restructuring			2			2
Asset impairments and sales			(2)		$—	(2)
Net interest expense		20	24	12		56
Technology royalty			(10)	10		—
Translation and foreign exchange	—	—	(1)	—	—	(1)
Income/(loss) before income taxes		(19)	142	122	—	245
Provision for / (benefit from) income taxes	—	—	60	27	—	87
Equity earnings / (loss) in affiliates	$129	100	47	—	$(275)	1
Net income	129	81	129	95	(275)	159
Net income attributable to noncontrolling interests	—	—	—	(30)	—	(30)
Net income attributable to Crown Holdings	$129	$81	$129	$65	$(275)	$129

Comprehensive income	$12	$(57)	$12	$(62)	$130	$35
Comprehensive income attributable to noncontrolling interests	—	—	—	(23)	—	(23)
Comprehensive income attributable to Crown Holdings	$12	$(57)	$12	$(85)	$130	$12

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the nine months ended September 30, 2012 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$3,500	$2,933		$6,433
Cost of products sold, excluding depreciation and amortization			2,870	2,434		5,304
Depreciation and amortization			58	75		133
Gross profit			572	424		996
Selling and administrative expense		$(1)	223	66		288
Provision for restructuring			7	3		10
Asset impairments and sales			(1)	(23)		(24)
Net interest expense		38	97	30		165
Technology royalty			(30)	30		—
Translation and foreign exchange			(1)	(3)		(4)
Income/(loss) before income taxes		(37)	277	321		561
Provision for / (benefit from) income taxes		15	(86)	43		(28)
Equity earnings / (loss) in affiliates	$528	199	165		$(890)	2
Net income	528	147	528	278	(890)	591
Net income attributable to noncontrolling interests				(63)		(63)
Net income attributable to Crown Holdings	$528	$147	$528	$215	$(890)	$528

Comprehensive income	$633	$212	$633	$315	$(1,092)	$701
Comprehensive income attributable to noncontrolling interests				(68)		(68)
Comprehensive income attributable to Crown Holdings	$633	$212	$633	$247	$(1,092)	$633

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the nine months ended September 30, 2011 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$3,675	$2,911		$6,586
Cost of products sold, excluding depreciation and amortization		$(1)	3,018	2,378		5,395
Depreciation and amortization			61	71		132
Gross profit		1	596	462		1,059
Selling and administrative expense		(2)	230	70		298
Provision for restructuring			27		—	27
Asset impairments and sales		—	(184)		$182	(2)
Loss from early extinguishment of debt		2	30	—		32
Net interest expense		59	79	28		166
Technology royalty			(25)	25		—
Translation and foreign exchange		—	(1)	1	—	—
Income/(loss) before income taxes		(58)	440	338	(182)	538
Provision for / (benefit from) income taxes	—	1	99	82	—	182
Equity earnings / (loss) in affiliates	$274	239	(67)	—	(445)	1
Net income	274	180	274	256	(627)	357
Net income attributable to noncontrolling interests	—	—	—	(83)	—	(83)
Net income attributable to Crown Holdings	$274	$180	$274	$173	$(627)	$274

Comprehensive income	$232	$100	$232	$200	$(451)	$313
Comprehensive income attributable to noncontrolling interests				(81)		(81)
Comprehensive income attributable to Crown Holdings	$232	$100	$232	$119	$(451)	$232

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$54	$186		$240
Receivables, net			409	988		1,397
Intercompany receivables		$2	68	32	$(102)
Inventories			641	566		1,207
Prepaid expenses and other current assets	$1	6	133	69		209
Total current assets	1	8	1,305	1,841	(102)	3,053

Intercompany debt receivables		1,818	3,983	482	(6,283)
Investments	848	3,221	(406)		(3,663)
Goodwill			1,420	556		1,976
Property, plant and equipment, net			592	1,253		1,845
Other non-current assets		25	627	84		736
Total	$849	$5,072	$7,521	$4,216	$(10,048)	$7,610

Liabilities and equity
Current liabilities
Short-term debt		$13	$8	$276		$297
Current maturities of long-term debt		18	28	58		104
Accounts payable and accrued liabilities	$17	9	1,087	862		1,975
Intercompany payables		—	32	70	$(102)
Total current liabilities	17	40	1,155	1,266	(102)	2,376

Long-term debt, excluding current maturities		977	2,449	170		3,596
Long-term intercompany debt	857	2,721	1,863	842	(6,283)
Postretirement and pension liabilities			899	18		917
Other non-current liabilities		14	307	173		494
Commitments and contingent liabilities
Noncontrolling interests			—	252		252
Crown Holdings shareholders’ equity/(deficit)	(25)	1,320	848	1,495	(3,663)	(25)
Total equity/(deficit)	(25)	1,320	848	1,747	(3,663)	227
Total	$849	$5,072	$7,521	$4,216	$(10,048)	$7,610

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$54	$288		$342
Receivables, net			230	718		948
Intercompany receivables		$2	60	23	$(85)	—
Inventories			615	533		1,148
Prepaid expenses and other current assets		7	129	29		165
Total current assets	—	9	1,088	1,591	(85)	2,603

Intercompany debt receivables		1,590	3,514	327	(5,431)	—
Investments	$215	3,007	(577)		(2,645)	—
Goodwill			1,396	556		1,952
Property, plant and equipment, net			604	1,147		1,751
Other non-current assets		13	491	58		562
Total	$215	$4,619	$6,516	$3,679	$(8,161)	$6,868

Liabilities and equity
Current liabilities
Short-term debt		$6	$14	$108		$128
Current maturities of long-term debt			1	66		67
Accounts payable and accrued liabilities	$20	20	1,124	926		2,090
Intercompany payables		1	22	62	$(85)	—
Total current liabilities	20	27	1,161	1,162	(85)	2,285

Long-term debt, excluding current maturities		1,002	2,173	162		3,337
Long-term intercompany debt	668	2,481	1,664	618	(5,431)	—
Postretirement and pension liabilities			986	10		996
Other non-current liabilities			321	168		489
Commitments and contingent liabilities
Noncontrolling interests			(4)	238		234
Crown Holdings shareholders’ equity/(deficit)	(473)	1,109	215	1,321	(2,645)	(473)
Total equity/(deficit)	(473)	1,109	211	1,559	(2,645)	(239)
Total	$215	$4,619	$6,516	$3,679	$(8,161)	$6,868

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$11	$(47)	$(21)	$(60)		$(117)
Cash flows from investing activities
Capital expenditures			(43)	(171)		(214)
Intercompany investing activities		35	71		$(106)	—
Insurance proceeds				33		33
Proceeds from sale of property, plant and equipment			3			3
Other, net				(27)		(27)
Net cash provided by/(used for) investing activities	—	35	31	(165)	(106)	(205)
Cash flows from financing activities
Proceeds from long-term debt				49		49
Payments of long-term debt			—	(45)		(45)
Net change in revolving credit facility and short-term debt		7	294	169		470
Net change in long-term intercompany balances	189	(3)	(256)	70		—
Common stock issued	7					7
Common stock repurchased	(207)					(207)
Dividends paid			(34)	(72)	106
Dividends paid to noncontrolling interests				(50)		(50)
Other		8	(14)	—		(6)
Net cash provided by/(used for) financing activities	(11)	12	(10)	121	106	218
Effect of exchange rate changes on cash and cash equivalents				2		2
Net change in cash and cash equivalents	—	—	—	(102)	—	(102)
Cash and cash equivalents at January 1			54	288		342
Cash and cash equivalents at September 30	$—	$—	$54	$186	$—	$240

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$5	$(38)	$(72)	$(29)		$(134)
Cash flows from investing activities
Capital expenditures			(62)	(211)		(273)
Proceeds from sale of property, plant and equipment			25			25
Intercompany investing activities		6	247	(180)	$(73)	—
Other			—			—
Net cash provided by/(used for) investing activities		6	210	(391)	(73)	(248)
Cash flows from financing activities
Proceeds from long-term debt		385	900	136		1,421
Payments of long-term debt		(277)	(747)	(23)		(1,047)
Net change in revolving credit facility and short-term debt		53	246	43		342
Net change in long-term intercompany balances	198	(129)	(503)	434		—
Debt issue costs		(3)	(14)			(17)
Common stock issued	9					9
Common stock repurchased	(212)					(212)
Dividends paid				(73)	73	—
Purchase of noncontrolling interests			(37)	(11)		(48)
Dividends paid to noncontrolling interests				(60)		(60)
Other		3	8	—		11
Net cash provided by/(used for) financing activities	(5)	32	(147)	446	73	399
Effect of exchange rate changes on cash and cash equivalents				(1)		(1)
Net change in cash and cash equivalents	—	—	(9)	25	—	16
Cash and cash equivalents at January 1		—	65	398		463
Cash and cash equivalents at September 30	$—	$—	$56	$423	$—	$479

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:
•statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011,
•balance sheets as of September 30, 2012 and December 31, 2011, and
•statements of cash flows for the nine months ended September 30, 2012 and 2011 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,302		$2,302
Cost of products sold, excluding depreciation and amortization			1,887		1,887
Depreciation and amortization			46		46
Gross profit			369		369
Selling and administrative expense	—	$2	90		92
Provision for restructuring	—		7		7
Asset impairments and sales	—		(14)		(14)
Net interest expense		23	32		55
Translation and foreign exchange			(2)		(2)
Income/(loss) before income taxes		(25)	256	—	231
Provision for / (benefit from) income taxes		(96)	(15)		(111)
Equity earnings / (loss) in affiliates	$325	254	2	$(579)	2
Net income	325	325	273	(579)	344
Net income attributable to noncontrolling interests			(19)		(19)
Net income attributable to Crown Holdings	$325	$325	$254	$(579)	$325

Comprehensive income	$396	$396	$351	$(721)	$422
Comprehensive income attributable to noncontrolling interests			(26)		(26)
Comprehensive income attributable to Crown Holdings	$396	$396	$325	$(721)	$396

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2011
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,423		$2,423
Cost of products sold, excluding depreciation and amortization			1,980		1,980
Depreciation and amortization			47		47
Gross profit			396		396
Selling and administrative expense		$3	93		96
Provision for restructuring			2		2
Asset impairments and sales			(2)		(2)
Net interest expense		21	35		56
Translation and foreign exchange			(1)		(1)
Income/(loss) before income taxes		(24)	269		245
Provision for / (benefit from) income taxes		11	76		87
Equity earnings / (loss) in affiliates	$129	164	1	$(293)	1
Net income	129	129	194	(293)	159
Net income attributable to noncontrolling interests			(30)		(30)
Net income attributable to Crown Holdings	$129	$129	$164	$(293)	$129

Comprehensive income	$12	$12	$70	$(59)	$35
Comprehensive income attributable to noncontrolling interests			(23)		(23)
Comprehensive income attributable to Crown Holdings	$12	$12	$47	$(59)	$12

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the nine months ended September 30, 2012 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,433		$6,433
Cost of products sold, excluding depreciation and amortization			5,304		5,304
Depreciation and amortization			133		133
Gross profit	—	—	996	—	996
Selling and administrative expense		$7	281		288
Provision for restructuring			10		10
Asset impairments and sales			(24)		(24)
Net interest expense		68	97		165
Translation and foreign exchange			(4)		(4)
Income/(loss) before income taxes		(75)	636		561
Provision for / (benefit from) income taxes		(103)	75		(28)
Equity earnings / (loss) in affiliates	$528	500	2	$(1,028)	2
Net income	528	528	563	(1,028)	591
Net income attributable to noncontrolling interests			(63)		(63)
Net income attributable to Crown Holdings	$528	$528	$500	$(1,028)	$528

Comprehensive income	$633	$633	$673	$(1,238)	$701
Comprehensive income attributable to noncontrolling interests			(68)		(68)
Comprehensive income attributable to Crown Holdings	$633	$633	$605	$(1,238)	$633

Crown Holdings, Inc.

CONDENSED CO\MBINING STATEMENT OF COMPREHENSIVE INCOME For the nine months ended September 30, 2011 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net Sales			$6,586		$6,586
Cost of products sold, excluding depreciation and amortization			5,395		5,395
Depreciation and amortization			132		132
Gross profit			1,059		1,059
Selling and administrative expense		$8	290		298
Provision for restructuring			27		27
Asset impairments and sales			(2)		(2)
Loss from early extinguishment of debt		—	32		32
Net interest expense		63	103		166
Translation and foreign exchange		—	—		—
Income/(loss) before income taxes		(71)	609		538
Provision for / (benefit from) income taxes	—	6	176	—	182
Equity earnings / (loss) in affiliates	$274	351	1	$(625)	1
Net income	274	274	434	(625)	357
Net income attributable to noncontrolling interests	—	—	(83)	—	(83)
Net income attributable to Crown Holdings	$274	$274	$351	$(625)	$274

Comprehensive income	$232	$232	$390	$(541)	$313
Comprehensive income attributable to noncontrolling interests			(81)		(81)
Comprehensive income attributable to Crown Holdings	$232	$232	$309	$(541)	$232

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$240		$240
Receivables, net			1,397		1,397
Inventories			1,207		1,207
Prepaid expenses and other current assets	$1	$76	132		209
Total current assets	1	76	2,976		3,053

Intercompany debt receivables			1,680	$(1,680)
Investments	848	1,753		(2,601)
Goodwill			1,976		1,976
Property, plant and equipment, net			1,845		1,845
Other non-current assets		551	185		736
Total	$849	$2,380	$8,662	$(4,281)	$7,610

Liabilities and equity
Current liabilities
Short-term debt			$297		$297
Current maturities of long-term debt			104		104
Accounts payable and accrued liabilities	$17	$36	1,922		1,975
Total current liabilities	17	36	2,323		2,376

Long-term debt, excluding current maturities		411	3,185		3,596
Long-term intercompany debt	857	823		$(1,680)
Postretirement and pension liabilities	—		917		917
Other non-current liabilities	—	262	232		494
Commitments and contingent liabilities
Noncontrolling interests			252		252
Crown Holdings shareholders’ equity/(deficit)	(25)	848	1,753	(2,601)	(25)
Total equity/(deficit)	(25)	848	2,005	(2,601)	227
Total	$849	$2,380	$8,662	$(4,281)	$7,610

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provide by/(used for) operating activities	$11	$(157)	$29		$(117)
Cash flows from investing activities
Capital expenditures			(214)		(214)
Intercompany investing activities		57	—	$(57)	—
Insurance proceeds			33		33
Proceeds from sale of property, plant and equipment			3		3
Other			(27)		(27)
Net cash provided by/(used for) investing activities	—	57	(205)	(57)	(205)
Cash flows from financing activities
Proceeds from long-term debt			49		49
Payments of long-term debt			(45)		(45)
Net change in revolving credit facility and short-term debt			470		470
Net change in long-term intercompany balances	189	100	(289)		—
Common stock issued	7		—		7
Common stock repurchased	(207)		—		(207)
Dividends paid			(57)	57
Dividend paid to noncontrolling interests			(50)		(50)
Other			(6)		(6)
Net cash provided by/(used for) financing activities	(11)	100	72	57	218
Effect of exchange rate changes on cash and cash equivalents			2		2
Net change in cash and cash equivalents	—	—	(102)	—	(102)
Cash and cash equivalents at January 1	—	—	342	—	342
Cash and cash equivalents at September 30	$—	$—	$240	$—	$240

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2011
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$5	$(54)	$(85)		$(134)
Cash flows from investing activities
Capital expenditures			(273)		(273)
Intercompany investing activities		36		$(36)	—
Proceeds from sale of property, plant and equipment			25		25
Net cash provided by/(used for) investing activities		36	(248)	(36)	(248)
Cash flows from financing activities
Proceeds from long-term debt			1,421		1,421
Payments of long-term debt			(1,047)		(1,047)
Net change in revolving credit facility and short-term debt			342		342
Net change in long-term intercompany balances	198	55	(253)		—
Debt issue costs			(17)		(17)
Common stock issued	9	—	—		9
Common stock repurchased	(212)				(212)
Dividends paid			(36)	36	—
Purchase of noncontrolling interests	—	(37)	(11)		(48)
Dividend paid to noncontrolling interests			(60)		(60)
Other			11		11
Net cash provided by/(used for) financing activities	(5)	18	350	36	399
Effect of exchange rate changes on cash and cash equivalents			(1)		(1)
Net change in cash and cash equivalents	—	—	16	—	16
Cash and cash equivalents at January 1			463		463
Cash and cash equivalents at September 30	$—	$—	$479	$—	$479

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuers), wholly owned subsidiaries of the Company, have outstanding $400 principal amount of 7.625% senior notes due 2017 and $700 principal amount of 6.25% senior notes due 2021, all of which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011,

•	balance sheets as of September 30, 2012 and December 31, 2011, and

•	statements of cash flows for the nine months ended September 30, 2012 and 2011 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$606	$1,696		$2,302
Cost of products sold, excluding depreciation and amortization		$1	479	1,407		1,887
Depreciation and amortization			10	36		46
Gross profit			117	253		369
Selling and administrative expense		2	31	59		92
Provision for restructuring			1	6		7
Asset impairments and sales			—	(14)		(14)
Net interest expense		13	22	20		55
Technology royalty			(13)	13
Translation and foreign exchange				(2)		(2)
Income/(loss) before income taxes		(15)	76	171		231
Provision for / (benefit from) income taxes		(6)	(139)	34		(111)
Equity earnings / (loss) in affiliates	$325	196	110		$(629)	2
Net income	325	187	325	137	(629)	344
Net income attributable to noncontrolling interests				(19)		(19)
Net income attributable to Crown Holdings	$325	$187	$325	$118	$(629)	$325

Comprehensive income	$396	$187	$396	$203	$(760)	$422
Comprehensive income attributable to noncontrolling interests				(26)		(26)
Comprehensive income attributable to Crown Holdings	$396	$187	$396	$177	$(760)	$396

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$634	$1,789		$2,423
Cost of products sold, excluding depreciation and amortization			505	1,475		1,980
Depreciation and amortization			10	37		47
Gross profit			119	277		396
Selling and administrative expense		$2	33	61		96
Provision for asbestos			—	—		—
Provision for restructuring				2		2
Asset impairments and sales		—	—	(2)		(2)
Loss from early extinguishment of debt			—	—		—
Net interest expense		10	22	24		56
Technology royalty		—	(16)	16
Translation and foreign exchange		—	—	(1)		(1)
Income/(loss) before income taxes		(12)	80	177		245
Provision for / (benefit from) income taxes	—	(5)	60	32	—	87
Equity earnings / (loss) in affiliates	$129	69	109	—	$(306)	1
Net income	129	62	129	145	(306)	159
Net income attributable to noncontrolling interests			—	(30)		(30)
Net income attributable to Crown Holdings	$129	$62	$129	$115	$(306)	$129

Comprehensive income	$12	$64	$12	$78	$(131)	$35
Comprehensive income attributable to noncontrolling interests	—	—	—	(23)	—	(23)
Comprehensive income attributable to Crown Holdings	$12	$64	$12	$55	$(131)	$12

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the nine months ended September 30, 2012 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,746	$4,687		$6,433
Cost of products sold, excluding depreciation and amortization		$1	1,392	3,911		5,304
Depreciation and amortization			30	103		133
Gross profit			324	673		996
Selling and administrative expense		5	102	181		288
Provision for restructuring			2	8		10
Asset impairments and sales			(1)	(23)		(24)
Net interest expense		39	67	59		165
Technology royalty			(33)	33
Translation and foreign exchange				(4)		(4)
Income/(loss) before income taxes		(44)	187	419		561
Provision for / (benefit from) income taxes		(17)	(84)	73		(28)
Equity earnings / (loss) in affiliates	$528	312	257		$(1,095)	2
Net income	528	285	528	346	(1,095)	591
Net income attributable to noncontrolling interests				(63)		(63)
Net income attributable to Crown Holdings	$528	$285	$528	$283	$(1,095)	$528

Comprehensive income	$633	$292	$633	$437	$(1,294)	$701
Comprehensive income attributable to noncontrolling interests				(68)		(68)
Comprehensive income attributable to Crown Holdings	$633	$292	$633	$369	$(1,294)	$633

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the nine months ended September 30, 2011 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,770	$4,816		$6,586
Cost of products sold, excluding depreciation and amortization			1,431	3,964		5,395
Depreciation and amortization			29	103		132
Gross profit			310	749		1,059
Selling and administrative expense		$5	103	190		298
Provision for restructuring				27		27
Asset impairments and sales		—	—	(2)		(2)
Loss from early extinguishment of debt		30	2	—		32
Net interest expense		36	62	68		166
Technology royalty			(39)	39
Translation and foreign exchange		—	—	—		—
Income/(loss) before income taxes		(71)	182	427		538
Provision for / (benefit from) income taxes	—	(27)	104	105	—	182
Equity earnings / (loss) in affiliates	$274	185	196	—	$(654)	1
Net income	274	141	274	322	(654)	357
Net income attributable to noncontrolling interests	—	—	—	(83)		(83)
Net income attributable to Crown Holdings	$274	$141	$274	$239	$(654)	$274

Comprehensive income	$232	$153	$232	$274	$(578)	$313
Comprehensive income attributable to noncontrolling interests				(81)		(81)
Comprehensive income attributable to Crown Holdings	$232	$153	$232	$193	$(578)	$232

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$18	$1	$221		$240
Receivables, net		1	11	1,385		1,397
Intercompany receivables			23	15	$(38)
Inventories			279	928		1,207
Prepaid expenses and other current assets	$1	2	86	120		209
Total current assets	1	21	400	2,669	(38)	3,053

Intercompany debt receivables		1,925	1,734	316	(3,975)
Investments	848	1,697	911		(3,456)
Goodwill			453	1,523		1,976
Property, plant and equipment, net		1	297	1,547		1,845
Other non-current assets		27	483	226		736
Total	$849	$3,671	$4,278	$6,281	$(7,469)	$7,610

Liabilities and equity
Current liabilities
Short-term debt				$297		$297
Current maturities of long-term debt		$28	—	76		104
Accounts payable and accrued liabilities	$17	30	$323	1,605		1,975
Intercompany payables			15	23	$(38)
Total current liabilities	17	58	338	2,001	(38)	2,376

Long-term debt, excluding current maturities		1,991	412	1,193		3,596
Long-term intercompany debt	857	778	1,905	435	(3,975)
Postretirement and pension liabilities			481	436		917
Other non-current liabilities			294	200		494
Commitments and contingent liabilities
Noncontrolling interests				252		252
Crown Holdings shareholders’ equity/(deficit)	(25)	844	848	1,764	(3,456)	(25)
Total equity/(deficit)	(25)	844	848	2,016	(3,456)	227
Total	$849	$3,671	$4,278	$6,281	$(7,469)	$7,610

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$11	$(28)	$164	$(264)		$(117)
Cash flows from investing activities
Capital expenditures			(21)	(193)		(214)
Intercompany investing activities		10	57		$(67)
Insurance proceeds				33		33
Proceeds from sale of property, plant and equipment			1	2		3
Other				(27)		(27)
Net cash provided by/(used for) investing activities		10	37	(185)	(67)	(205)
Cash flows from financing activities
Proceeds from long-term debt				49		49
Payments of long-term debt				(45)		(45)
Net change in revolving credit facility and short-term debt		287		183		470
Net change in long-term intercompany balances	189	(272)	(201)	284
Common stock issued	7					7
Common stock repurchased	(207)					(207)
Dividends paid				(67)	67
Dividends paid to noncontrolling interests				(50)		(50)
Other				(6)		(6)
Net cash provided by/(used for) financing activities	(11)	15	(201)	348	67	218
Effect of exchange rate changes on cash and cash equivalents				2		2
Net change in cash and cash equivalents	—	(3)	—	(99)	—	(102)
Cash and cash equivalents at January 1		21	1	320		342
Cash and cash equivalents at September 30	$—	$18	$1	$221	$—	$240

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$5	$(25)	$139	$(253)		$(134)
Cash flows from investing activities
Capital expenditures			(27)	(246)		(273)
Proceeds from sale of property, plant and equipment				25		25
Intercompany investing activities		11	38	24	$(73)	—
Other			—	—		—
Net cash provided by/(used for) investing activities	—	11	11	(197)	(73)	(248)
Cash flows from financing activities
Proceeds from long-term debt		900		521		1,421
Payments of long-term debt		(746)	(1)	(300)		(1,047)
Net change in revolving credit facility and short-term debt		140		202		342
Net change in long-term intercompany balances	198	(273)	(112)	187
Debt issue costs		(14)		(3)		(17)
Common stock issued	9					9
Common stock repurchased	(212)			—	—	(212)
Dividends paid			—	(73)	73
Purchase of noncontrolling interests			(37)	(11)		(48)
Dividends paid to noncontrolling interests				(60)		(60)
Other	—	—	—	11	—	11
Net cash provided by/(used for) financing activities	(5)	7	(150)	474	73	399
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)
Net change in cash and cash equivalents	—	(7)	—	23	—	16
Cash and cash equivalents at January 1	—	38	1	424	—	463
Cash and cash equivalents at September 30	$—	$31	$1	$447	$—	$479

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2012 compared to the corresponding periods in 2011 and the changes in financial condition and liquidity from December 31, 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In recent years, the Company has expanded its beverage can businesses in Asia, Brazil and Eastern Europe in response to increased unit volume demand driven by increased per capita incomes and consumption, combined with a shift in packaging mix to two-piece aluminum beverage cans from other packages.

From the beginning of 2011, the Company has commercialized ten new production lines including six new plant startups in Asia, Brazil and Europe. This includes a new plant in Heshan, China which commenced commercial beverage can production in the third quarter of 2012. When fully operational, these facilities are expected to have combined annual production capacity of 8.6 billion beverage cans to meet expected demand. Over the next twelve months, the Company expects to commercialize another 3.6 billion in annual beverage can production capabilities to meet existing demand in still growing markets in Cambodia, China, Malaysia, Thailand and Vietnam. There can be no assurance, however, that the Company will be able to implement its expansion plans according to schedule or at all. The Company continuously monitors these markets and, where necessary, may adjust capital deployment based on economic developments and market-by-market conditions.

Beverage can sales unit volumes in the Company's mature markets have been stable to slightly declining in North America and slightly increasing in Europe. Global food and aerosol can sales unit volumes have been stable to declining in recent years primarily due to lower consumer spending. While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company monitors capacity across all of its businesses and, where necessary, may take action such as closing a plant or reducing headcount to better manage its costs which may result in additional restructuring charges in the future which may be material. The Company is currently evaluating certain plans in its European Food and European Specialty Packaging segments which, if approved, may result in additional restructuring charges of up to $50 in the aggregate.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales	$2,302	$2,423	$6,433	$6,586
Beverage cans and ends as a percentage of net sales	52%	49%	55%	52%
Food cans, ends and metal vacuum closures as a percentage of net sales	32%	34%	29%	31%

Three months ended September 30, 2012 compared to 2011

Net sales decreased primarily due to $106 from the impact of foreign currency translation. The increase due to higher global beverage can sales unit volumes was offset by the pass-through of lower aluminum costs.

Nine months ended September 30, 2012 compared to 2011

Net sales decreased primarily due to $243 from the impact of foreign currency translation partially offset by $126 from increased global sales unit volumes. Overall, sales unit volumes in the Company's beverage can businesses were higher than in the prior year offsetting declines in the Company's food can and closures, aerosol can and specialty packaging businesses.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps”, and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The North American beverage can market is a mature market which has experienced slightly declining volumes in recent years. In Brazil, the Company's sales unit volumes have increased in recent years primarily due to market growth. In 2011, the Company completed construction of a new plant in Ponta Grossa, Brazil and commenced commercial operations of a second line in its plant in Estancia, Brazil.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales	$574	$594	$1,701	$1,697
Segment income	82	77	229	217

Three months ended September 30, 2012 compared to 2011

Net sales decreased primarily due to $20 from the pass-through of lower aluminum costs and $4 from the impact of foreign currency translation partially offset by $4 from increased sales unit volumes. Sales unit volume increases in Brazil offset volume declines in North America. The increase in Brazil is primarily attributable to recent capacity additions in Ponta Grossa and Estancia. Sales unit volumes in Brazil are higher due to various factors, including its growing middle class and increasing disposable income and shift in packaging mix to two-piece aluminum beverage cans from other packages.

Segment income increased primarily due to higher sales unit volumes in Brazil as described above and $3 from lower operating costs including reduced post-employment benefits in the U.S. partly due to post-retirement plan amendments in 2011.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Nine months ended September 30, 2012 compared to 2011

Net sales increased primarily due to $58 from increased sales unit volumes partially offset by $41 from the pass-through of lower aluminum costs and $13 from the impact of foreign currency translation. Sales unit volume increases in Brazil offset volume declines in North America. The increase in Brazil is primarily the result of recent capacity additions in Ponta Grossa and Estancia. Sales unit volumes in Brazil are higher due to various factors, including its growing middle class and increasing disposable income and shift in packaging mix to two-piece aluminum beverage cans from other packages.

Segment income increased primarily due to $20 from higher sales unit volumes in Brazil as described above. In addition, segment income increased due to lower operating costs including reduced post-employment benefits in the U.S. partly due to post-retirement plan amendments which were offset by lower selling prices primarily due to competitive pricing pressure.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales	$259	$271	$672	$676
Segment income	44	49	117	115

Three months ended September 30, 2012 compared to 2011

Net sales decreased primarily due to $14 from lower sales unit volumes which were partly impacted by poor weather conditions in the U.S.

Segment income decreased primarily due to $8 from lower sales unit volumes and unfavorable product mix partially offset by $3 from lower operating costs including improved manufacturing performance and reduced post-employment benefits in the U.S. partly due to post-retirement plan amendments in 2011.

Nine months ended September 30, 2012 compared to 2011

Net sales decreased primarily due to $4 from the impact of foreign currency translation. The impact from lower sales unit volumes was offset by the pass-through of higher costs.

Segment income increased primarily due to $14 from lower operating costs including improved manufacturing performance and reduced post-employment benefits in the U.S. partly due to post-retirement plan amendments in 2011 partially offset by $7 from lower sales unit volumes and unfavorable product mix and $5 from inventory holding gains in 2011 that did not recur in 2012.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales	$451	$451	$1,285	$1,291
Segment income	68	61	174	176

Three months ended September 30, 2012 compared to 2011

Net sales remained at $451 as the impact of increased sales unit volumes primarily in Greece, Saudi Arabia, Slovakia and Turkey offset $27 from the impact of foreign currency translation. The increase in sales unit volumes in Slovakia and Turkey is primarily from recent capacity additions.

Segment income increased primarily due to increased sales unit volumes as described above partially offset by $3 from the impact of foreign currency translation.

Nine months ended September 30, 2012 compared to 2011

Net sales decreased primarily due to $68 from the impact of foreign currency translation partially offset by $50 from increased sales unit volumes primarily in Saudi Arabia, Slovakia, Turkey and the UK and $12 from the pass-through of higher costs.

Segment income decreased primarily due to $6 from the impact of foreign currency translation partially offset by higher sales unit volumes as described above.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. The Company is currently evaluating certain plans which, if approved, may result in additional restructuring charges in its European Food segment which could be material.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales	$547	$623	$1,383	$1,554
Segment income	64	87	151	202

Three months ended September 30, 2012 compared to 2011

Net sales decreased primarily due to $58 from the impact of foreign currency translation and $18 from lower sales unit volumes in France and the UK due to unseasonably cold and wet weather and drought conditions in Italy.

Segment income decreased primarily due to lower sales unit volumes in France, Italy and the UK and $7 from the impact of foreign currency translation. In addition, segment income was impacted by lower selling prices as a result of weakened demand.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Nine months ended September 30, 2012 compared to 2011

Net sales decreased primarily due to lower sales unit volumes due to ongoing economic uncertainty in Europe and adverse weather conditions and $123 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes in France, Italy and the UK, $5 from inventory holding gains in 2011 that did not recur in 2012 and $13 from the impact of foreign currency translation.

European Specialty Packaging

The European Specialty Packaging segment manufactures a wide variety of specialty containers, with numerous lid and closure variations and supplies a variety of customers throughout Europe. The Company is currently evaluating certain plans which, if approved, may result in additional restructuring charges in its European Specialty Packaging segment which could be material.

Net sales and segment income in the European Specialty Packaging segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales	$102	$122	$289	$341
Segment income	9	11	20	30

Three months ended September 30, 2012 compared to 2011

Net sales decreased primarily due to $10 from lower sales activity reflecting ongoing economic uncertainty in Europe and $10 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes and $1 from the impact of foreign currency translation.

Nine months ended September 30, 2012 compared to 2011

Net sales decreased primarily due to $30 from lower sales unit volumes reflecting ongoing economic uncertainty in Europe and $23 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes, $2 from inventory holding gains in 2011 that did not recur in 2012 and $2 from the impact of foreign currency translation.

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

In the first quarter of 2012, the Company commenced commercial operations at its new beverage can plant in Putian, China. In the second quarter of 2012, the Company commenced commercial operations at its new beverage can plant in Ziyang, China, completed capacity expansion at its plant in Ho Chi Minh City, Vietnam and began commercial production of beverage can ends at its new plant in Heshan, China. In the third quarter of 2012, the Company began commercial production of beverage cans in Heshan, China.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

In 2013, the Company has announced plans to complete new beverage can plants in Sihanoukville, Cambodia, Bangkok, Thailand and Danang, Vietnam and to expand capacity in Malaysia and Putian. The additional capacity in Thailand and Malaysia is replacing capacity lost as a result of the 2011 flooding in Thailand. Once the projects are complete, the Company expects to have added 3.6 billion units of annualized capacity. In response to changing market conditions, the Company has indefinitely postponed plans for new beverage can plants in Changchun, Nanning, and XinXiang, China.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales	$369	$362	$1,103	$1,027
Segment income	59	62	166	174

Three months ended September 30, 2012 compared to 2011

Net sales increased primarily due to $26 from increased beverage can sales in Cambodia, China, Malaysia and Vietnam as a result of increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending. The increase was partially offset by $10 from lower sales in the Company's North American and European aerosol businesses primarily due to lower consumer spending partly due to ongoing economic uncertainty in Europe and $6 from the impact of foreign currency translation.

Segment income decreased primarily due to $8 from the Company's North American and European aerosol businesses. Segment income increased $8 due to increased beverage can sales in Cambodia, China, Malaysia, Thailand and Vietnam partially offset by $3 of start-up costs from recent capacity additions.

The Company recognized income of $5 from insurance proceeds covering incremental costs and lost profits associated with the 2011 flooding in Thailand.

Nine months ended September 30, 2012 compared to 2011

Net sales increased primarily due to $96 from increased beverage can sales in Cambodia, China, Malaysia and Vietnam as a result of increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending. In addition, net sales increased due to $19 from increased beverage equipment sales to can manufacturers partially offset by $26 from lower sales in the Company's North American and European aerosol businesses primarily due to lower consumer spending partly due to ongoing economic uncertainty in Europe and $12 from the impact of foreign currency translation.

Segment income decreased primarily due to $23 from the Company's North American and European aerosol businesses including $5 of inventory holding gains in 2011 that did not recur in 2012. The decrease was partially offset by $5 from increased beverage equipment sales to can manufacturers. In addition, segment income increased $21 due to increased beverage can sales in Cambodia, China, Malaysia, Thailand and Vietnam partially offset by $8 of start-up costs from recent capacity additions.

The Company recognized income of $12 from insurance proceeds covering incremental costs and lost profits associated with the 2011 flooding in Thailand.

Corporate and Unallocated Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Corporate and unallocated expense	$(49)	$(47)	$(149)	$(153)

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

For the three months ended September 30, 2012 compared to 2011, corporate and unallocated expense did not change significantly. For the nine months ended September 30, 2012 compared to 2011, corporate and unallocated expense decreased primarily due to insurance costs related to a fire at a Company warehouse in 2011.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended September 30, 2012 compared to 2011, cost of products sold (excluding depreciation and amortization) decreased from $1,980 to $1,887 primarily due to $89 from the impact of foreign currency translation.

For the nine months ended September 30, 2012 compared to 2011, cost of products sold (excluding depreciation and amortization) decreased from $5,395 to $5,304 primarily due to $205 from the impact of foreign currency translation partially offset by the impact of increased global beverage can sales unit volumes.

Depreciation and Amortization

For the three months ended September 30, 2012 compared to 2011, depreciation and amortization decreased from $47 to $46 primarily due to the impact of foreign currency translation.

For the nine months ended September 30, 2012 compared to 2011, depreciation and amortization increased from $132 to $133 primarily due to the impact of recent capacity expansion which offset the impact of foreign currency translation.

Selling and Administrative Expense

For the three months ended September 30, 2012 compared to 2011, selling and administrative expense decreased from $96 to $92 primarily due to $4 from the impact of foreign currency translation.

For the nine months ended September 30, 2012 compared to 2011, selling and administrative expense decreased from $298 to $288 primarily due to $10 from the impact of foreign currency translation.

Interest Expense

For the three months ended September 30, 2012 compared to 2011, interest expense decreased from $58 to $57 primarily due to $2 from the impact of foreign currency translation.

For the nine months ended September 30, 2012 compared to 2011, interest expense decreased from $174 to $170 primarily due to $4 from the impact of foreign currency translation.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Income before income taxes	$231	$245	$561	$538
Provision for / (benefit from) income taxes	(111)	87	(28)	182
Effective income tax rate	(48.1)%	35.5%	(5.0)%	33.8%

The effective income tax rate for the three and nine months ended September 30, 2012 includes an income tax benefit of $169, net of valuation allowance as described below, primarily related to the recognition of previously unrecognized U.S. foreign tax credits.

Crown Holdings, Inc.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

In the third quarter, the Company committed to a formal repatriation plan, including certain steps that were completed in September with the filing of its 2011 U.S. income tax return, which will allow it to claim these credits on its 2012 income tax return. The Company's plan involved finalization of earnings and profits in certain foreign subsidiaries, evaluation of expiring US tax law provisions and anticipated utilization of existing net operating loss and foreign tax credit carryforwards. The Company has been utilizing existing net operating losses which will be fully utilized this year and will begin to utilize existing foreign tax credits in 2013. Once the Company claims these credits on its tax return, it has ten years to utilize the credits.

In connection with its plan, the Company determined that it will amend its 2003 U.S. income tax return to claim foreign taxes paid as a credit rather than as a tax deduction. The Company recorded a valuation allowance of $47 against certain of these credits that expire in 2013 which, at this time, the Company does not believe are more likely than not to be realized prior to expiration. The Company will continue to search for and evaluate tax planning strategies which may allow it to accelerate taxable income into 2013 in order to use the credits. If the Company is able to identify a feasible tax planning strategy, it is possible that it will release a portion of the valuation allowance in the future.

Realization of the foreign tax credits recognized in the quarter is dependent upon the amount and timing of future taxable income. If actual results are different than the Company's projections, it is possible that the Company may record additional valuation allowance in the future.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2012 compared to 2011 net income attributable to noncontrolling interests decreased from $30 to $19 and from $83 to $63, respectively, primarily due to the acquisition of additional ownership interests in certain operations in China, Dubai, Greece, Jordan, Tunisia and Vietnam in the second half of 2011.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities decreased from $134 for the nine months ended September 30, 2011 to $117 in 2012 primarily due to lower net working capital which offset lower segment income and higher pension contributions. Days sales outstanding for working capital decreased from 47 for the three months ended September 30, 2011 to 44 in 2012.

Receivables increased from $948 at December 31, 2011 to $1,397 at September 30, 2012 and used cash of $419 for the nine months ended September 30, 2011 compared to $489 in 2012. Sales in September 2012 were higher than in December 2011 as sales generally increase each month of the year until peaking in the third quarter. In addition, payment terms for certain of the company's food can operations result in receivables increasing throughout the year and being paid down in the fourth quarter. As a result, receivables generally increase through the third quarter of each year. Days sales outstanding for trade receivables increased from 44 for three months ended September 30, 2011 to 47 in 2012. The increase is primarily due to seasonality and mix of receivables and is not due to a significant increase in overdue receivables.

Inventories increased from $1,148 at December 31, 2011 to $1,207 at September 30, 2012 and used cash of $299 for the nine months ended September 30, 2011 compared to $56 in 2012. Inventory levels typically increase each month of the year until peaking in the third quarter due to seasonal build primarily in the Company's food can businesses. Inventory levels did not increase as significantly in 2012 as in 2011 due to the Company's efforts to manage lower levels of inventory and lower raw material costs partially offset by the impact of recent capacity expansion.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Investing Activities

Cash used for investing activities decreased from $248 for the nine months ended September 30, 2011 to $205 in 2012 primarily due to $59 from lower capital expenditures and $33 from the receipt of insurance proceeds related to flooding at the Company's beverage can plant in Thailand partially offset by $24 from an increase in restricted cash included in other and $22 from lower proceeds from asset sales. Currently, the Company expects capital expenditures of approximately $300 in 2012 excluding the cost to rebuild beverage can capacity lost to flooding which the Company expects will be reimbursed by insurance. Upon reaching an agreement with its insurance provider, the Company may record additional gains for insurance proceeds in excess of losses recorded in its financial statements.

Financing Activities

Cash provided by financing activities decreased from $399 for the nine months ended September 30, 2011 to $218 in 2012 primarily due to higher borrowings in 2011 that were used to fund higher capital expenditures and working capital, and to purchase additional ownership interests from noncontrolling interests.

Other financing activities, in each year, represent cash settlements of foreign currency derivatives used to hedge intercompany debt obligations.

Liquidity

As of September 30, 2012, $215 of the Company's $240 cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $125 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of September 30, 2012, the Company had $720 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less $421 of borrowings and $59 of outstanding standby letters of credit.

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

Capital Resources

As of September 30, 2012, the Company has approximately $83 of capital commitments including commitments related to the Company's expansion in Cambodia, China and Vietnam and the rebuilding of its beverage can plant in Thailand which was damaged by severe flooding in 2011. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Contractual Obligations

During the first nine months of 2012 there were no material changes to the Company's contractual obligations reported in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the first nine months of 2012. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 with respect to goodwill.

Goodwill Impairment

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the estimated fair value of the Company's European Aerosols reporting unit was 35% higher than its carrying value. In the fourth quarter of 2011, the Company initiated a restructuring action to improve profitability in its European Aerosols reporting unit by consolidating operations through reducing headcount and capacity. During the first nine months of 2012, results of operations in the European Aerosols reporting unit were impacted by the economic downturn in Europe. Based on current projections, the Company continues to believe that the estimated fair value of its European Aerosols reporting unit exceeds its carrying value. If the Company determines that goodwill is impaired, it is possible that an impairment charge of up to $149 could be recorded.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2012, see Note F to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2012, the Company had $1.7 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $4 million before tax.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities during the first six months of 2012.

The following table provides information about the Company's purchase of equity securities during the quarter ended September 30, 2012.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)

July	5,016,190	$39.87	5,016,190	$94
Total	5,016,190	$39.87	5,016,190	$94

In December 2011, the Company entered into an agreement to repurchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 2,771,004 shares for $100. In April 2012, the Company received an additional 4,653 shares based on its volume-weighted average stock price during the term of the transaction.

In July 2012, the Company entered into an agreement to purchase shares of its common stock under an accelerated repurchase program. Pursuant to the agreement, the Company purchased 5,016,190 shares for $200 million. The actual number of shares repurchased will be determined at the completion of the term of the agreement subject to provisions that establish a minimum number of shares to be repurchased based on the volume-weighted average share price of the Company's common stock over an initial hedge period and a maximum share purchase price.

On December 9, 2010, the Company's Board of Directors authorized the repurchase of up to $600 million of the Company's common stock through the end of 2012. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. This repurchase authorization replaces all previous authorizations. As of September 30, 2012, $94 million of the Company's outstanding common stock may still be purchased under this program.

Crown Holdings, Inc.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.     Exhibits

10	Employment contract between Crown Holdings, Inc. and Jozef Salaerts, dated November 5, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Timothy J. Donahue, Executive Vice President and Chief Financial Officer of Crown Holdings, Inc.

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (v) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

Date: November 6, 2012