Form 10-K
period 2012-12-31
CROWN HOLDINGS INC
filed 2013-03-01
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
COMMISSION FILE NUMBER 0-50189
CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Crown Way, Philadelphia, PA	19154-4599
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-698-5100
____________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
(Title of Class)
 ____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [X]    No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [ ]    No  [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  [X]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of June 30, 2012, 148,907,165 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $5,135,808,121 based on the New York Stock Exchange closing price for such shares on that date.
As of February 21, 2013, 143,200,728 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2013	Part III to the extent described therein

Crown Holdings, Inc.

2012 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and metal vacuum closures and caps. These products are manufactured in the Company’s plants both within and outside the U.S. and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. At December 31, 2012, the Company operated 149 plants along with sales and service facilities throughout 41 countries and had 21,900 employees. Consolidated net sales for the Company in 2012 were $8.5 billion with 73% of 2012 net sales derived from operations outside the U.S.

DIVISIONS AND OPERATING SEGMENTS

The Company’s business is organized geographically within three divisions, Americas, Europe and Asia Pacific. Within each Division, the Company is generally organized along product lines. The Company’s reportable segments within the Americas Division are Americas Beverage and North America Food. The Company’s reportable segments within the European Division are European Beverage and European Food. Americas Beverage includes beverage can operations in the U.S., Brazil, Canada, Colombia and Mexico. North America Food includes food can and metal vacuum closure operations in the U.S. and Canada. European Beverage includes beverage can operations in Europe, the Middle East and North Africa. European Food includes food can and metal vacuum closure operations in Europe and Africa.

The Company's Asia Pacific Division consists of beverage and non-beverage can operations, primarily food cans and specialty packaging. In the fourth quarter of 2012, the Company changed the internal reporting of its Asia Pacific businesses and in connection with the change, began separately reporting Asia Pacific as a reportable segment. Prior to 2012, the Company's Asia Pacific businesses were included in non-reportable segments. The Company's non-reportable segments now include its European Specialty Packaging business, its aerosol can businesses in North America and Europe and its tooling and equipment operations in the U.S. and United Kingdom.

Financial information concerning the Company’s operating segments, and within selected geographic areas, is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note X to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the U.S., Brazil, Canada, the Caribbean, Colombia and Mexico. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal vacuum closures and caps. At December 31, 2012, the division operated 46 plants in 8 countries and had 5,600 employees. In 2012, the Americas Division had net sales of $3.4 billion. In 2012, 67% of the division’s net sales were derived from within the United States. Within the Americas Division the Company has determined that there are two reportable segments: Americas Beverage and North America Food. North America Aerosol and food can operations in the Caribbean are not included as reportable segments.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps.” Americas Beverage had net sales in 2012 of $2.3 billion (26.8% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $311 million.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures. North America Food had net sales in 2012 of $876 million (10.3% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $146 million.

Crown Holdings, Inc.

 EUROPEAN DIVISION

The European Division includes operations in Eastern and Western Europe, the Middle East and North Africa. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal vacuum closures and caps. At December 31, 2012, the division operated 71 plants in 27 countries and had 11,200 employees. Net sales in 2012 were $4.0 billion. Within the European Division, net sales in the United Kingdom were $757 million and in France were $568 million in 2012 or 18.9% and 14.2% of division net sales, respectively.

Within the European Division, the Company has determined that European Beverage and European Food are reportable segments. The Company's European Aerosol and European Specialty Packaging businesses are not included as reportable segments.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends. European Beverage had net sales in 2012 of $1.7 billion (19.5% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $217 million.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures. European Food had net sales in 2012 of $1.8 billion (21.2% of consolidated net sales) and segment income (as defined under Note X to the consolidated financial statements) of $180 million.

ASIA PACIFIC DIVISION

The Company's Asia Pacific Division consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and non-beverage can operations, primarily including food cans and specialty packaging in China, Singapore, Thailand and Vietnam. At December 31, 2012, the division operated 32 plants in 6 countries and had 4,300 employees. Net sales in 2012 were $979 million (11.6% of consolidated net sales) and beverage can and end sales were 83.6% of division sales. During the fourth quarter of 2012, the Company acquired an aluminum beverage can and end production facility in Vietnam and also acquired a controlling interest in Superior Multi-Packaging Ltd., a listed company on the Singapore Exchange, which primarily produces specialty packaging products in China, Singapore and Vietnam.

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

The beverage market is dynamic and highly competitive, with each packaging manufacturer working together with its customers to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled the Company to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends and metal bottle caps. Innovations include the SuperEnd® beverage can end and shaped beverage cans which provide size differentiation, such as, slim line cans for low calorie products or larger sizes for high volume consumption. The Company expects to continue to add capacity in many of the growth markets around the world.

Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and is continuing its efforts to reduce can and end diameter, lighten its cans, reduce non-metal costs and water and energy usage while improving production processes.

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two-and three-piece cans in numerous shapes and sizes, and sells food cans to food marketers such as Bonduelle, Cecab, ConAgra, Continentale, Mars, Simmons Foods, Nestlé, Princes Group and Stockmeyer, among others. The Company offers a wide variety of metal vacuum closures and sealing equipment

Crown Holdings, Inc.

solutions to leading marketers such as Abbot Laboratories, Danone, H. J. Heinz, Nestlé, Premier Foods, Princes Group and Unilever, among others, from a network of metal vacuum closure plants around the world. The Company supplies total packaging solutions, including metal and composite closures, capping systems and services while working closely with customers, retailers and glass and plastic container manufacturers to develop innovative closure solutions and meet customer requirements.

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

Specialty Packaging

The Company’s specialty packaging business through 2012 was located primarily in Europe and serves many major European and multinational companies. At the end of 2012 the Company, as discussed above, added operations in China, Singapore and Vietnam with the acquisition of Superior Multi-Packaging, Ltd. The Company produces a wide variety of specialty containers with numerous lid and closure variations. The Company’s specialty packaging customers include Abbott Laboratories, Akzo Nobel, Britvic, Kraft, Mars, Nestlé, PPG, Teisseire and United Biscuits, among others.

SALES AND DISTRIBUTION

Global marketers qualify suppliers on the basis of their ability to provide global service, innovative designs and technologies in a cost-effective manner.

With its global reach, the Company markets and sells products to customers through its own sales and marketing staffs. In some instances, contracts with customers are centrally negotiated, but products are ordered through and distributed directly by the Company’s local facilities. The Company’s facilities are generally located in proximity to their respective major customers. The Company works closely with customers in order to develop new business and to extend the terms of its existing contracts.

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

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world. Consolidation trends among beverage and food marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate 28% of its 2012 net sales. In each of the years in the period 2010 through 2012, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

RESEARCH AND DEVELOPMENT

The Company's principal Research, Development & Engineering (RD&E) Centers are located in Alsip, Illinois and Wantage, England. The Company utilizes its centralized RD&E capabilities to advance and deliver technologies for the Company's worldwide packaging activities that (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials that further the sustainability of metal packaging, (3) provide continuous quality and/or production efficiency improvements in its manufacturing facilities, (4) advance customer and vendor relationships, and (5) provide value-added engineering services and technical support. These capabilities facilitate (1) the identification of new and/or expanded market opportunities by working directly with customers to develop new products or enhance existing products through the application of new technologies that better differentiate products in the retail environment (for example, the creation of new packaging shapes or novel decoration methods) and/or the incorporation of consumer-valued features (for example, improved openability and/or ease of use) and (2) the reduction of manufacturing costs by reducing the material content of the Company's products (while retaining necessary performance characteristics), reducing spoilage, and/or increasing operating efficiencies in our manufacturing facilities.

The Company maintains a substantial portfolio of patents and other intellectual property (IP) in the field of metal packaging systems and is seeking strategic partnerships to extend its IP in existing and emerging markets. As a result, the Company has licensed IP in geographic regions where the Company has a limited market presence today. Existing technologies such as SuperEnd® beverage ends and can shaping have been licensed in Australia, Japan, and Africa to provide customers with more global access to Crown's brand building innovations.

The Company spent $43 million in 2012, $43 million in 2011, and $42 million in 2010 in its centralized RD&E activities. Certain of these activities are expected to improve and expand the Company's product lines in the future. These expenditures include methods developed within the Company's RD&E facilities to improve manufacturing efficiencies, reduce unit costs, and develop new and/or improved value-added packaging systems. However, these expenditures do not include related product and process developments occurring within the Company's decentralized business units.

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

Crown Holdings, Inc.

In 2012, consumption of steel and aluminum represented 26% and 38%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices or set repricing dates, and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The Company generally attempts to mitigate its steel and aluminum price risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

The Company, in agreement with customers in many cases, also uses commodity and foreign currency forwards in an attempt to manage its exposure to aluminum price volatility.

There can be no assurance that the Company will be able to fully recover from its customers the impact of aluminum and steel price increases or that the use of derivative instruments will effectively manage the Company’s exposure to price volatility. In addition, if the Company is unable to purchase steel and aluminum for a significant period of time, its operations would be disrupted and if the Company was unable to fully recover the higher cost of steel and aluminum, its financial results may be adversely affected. The Company continues to monitor this situation and the effect on its operations. As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company’s business may increase as well, including natural gas, electricity and freight-related costs. The Company intends to increase prices on its products accordingly in order to recover these costs.

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
There can be no assurance that current or future environmental laws or liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the caption “Environmental Matters,” and under Note L to the consolidated financial statements.

Crown Holdings, Inc.

WORKING CAPITAL

The Company generally uses cash during the first nine months of the year to finance seasonal working capital needs. The Company’s working capital requirements are funded by cash on hand, its revolving credit facility, its receivables securitization and factoring programs, and from operations.

Further information relating to the Company’s liquidity and capital resources is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the captions “Liquidity” and “Debt Refinancings” and under Note Q to the consolidated financial statements.

Collection and payment periods tend to be longer for some of the Company’s operations located outside the U.S. due to local business practices.

EMPLOYEES

At December 31, 2012, the Company had 21,900 employees. Collective bargaining agreements with varying terms and expiration dates cover 12,200 employees. The Company does not expect that renegotiations of the agreements expiring in 2013 will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

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
The Company’s Code of Business Conduct and Ethics, its Corporate Governance Guidelines, and the charters of its Audit, Compensation and Nominating and Corporate Governance committees are available on the Company’s website. These documents are also available in print to any shareholder who requests them. Amendments to and waivers of the Code of Business Conduct and Ethics requiring disclosure under applicable SEC rules will be disclosed on the Company's website.

ITEM 1A.	RISK FACTORS

In addition to factors discussed elsewhere in this Annual Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are some of the important factors that could materially and adversely affect the Company’s business, financial condition and results of operations.

The Company’s international operations, which generated approximately 73% of its consolidated net sales in 2012, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company’s liquidity and net income. The Company’s international operations generated approximately 73%, 73% and 72% of its consolidated net sales in 2012, 2011 and 2010, respectively. In addition, the Company’s business strategy includes continued expansion of international activities, including within developing markets and areas, such as Asia, Eastern Europe, the Middle East and South America, that may pose greater risk of political or economic instability. Approximately 32%, 30% and 28% of the Company’s consolidated net sales in 2012, 2011 and 2010, respectively, were generated outside of the developed markets in Western Europe, the United States and Canada. Furthermore, if the current European sovereign debt crisis continues or further deteriorates, there will likely be a negative effect on the Company’s European business, as well as the businesses of the Company’s European customers and suppliers. If this crisis ultimately leads to a significant devaluation of the euro, the value of the Company’s financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company’s overall business, prospects, operating results, financial condition and cash flows and such harm may be more pronounced if the Company expands in Western Europe through potential acquisitions or otherwise.

Crown Holdings, Inc.

Emerging markets are a focus of the Company’s international growth strategy. The developing nature of these markets and the nature of the Company’s international operations generally are subject to various risks, including:

•	foreign governments' restrictive trade policies;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	foreign exchange rate risks;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international manufacturing and marketing efforts;

•	non-tariff barriers and higher duty rates;

•	difficulties associated with expatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

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

Crown Holdings, Inc.

As the Company seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of the Company’s competition, customer base and product offerings.

The Company’s efforts to grow its businesses depend to a large extent upon access to, and its success in developing market share and operating profitably in, additional geographic markets including but not limited to Asia, Eastern Europe, the Middle East and South America. In some cases, countries in these regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than the Company’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings and advanced technologies. Such expansion efforts may also use capital and other resources of the Company that could be invested in other areas. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s financial results. As these emerging geographic markets become more important to the Company, its competitors are also seeking to expand their production capacities and sales in these same markets, which may lead to industry overcapacity that could adversely affect pricing, volumes and financial results in such markets. Although the Company is taking measures to adapt to these changing circumstances, the Company’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

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

The Company uses various raw materials, such as steel, aluminum, tin, water, natural gas, electricity and other processed energy, in its manufacturing operations. Sufficient quantities of these raw materials may not be available in the future or may be available only at increased prices. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The availability of various raw materials and their prices depends on global and local supply and demand forces, governmental regulations (including tariffs), level of production, resource availability, transportation, and other factors, including natural disasters such as floods and earthquakes. In particular, in recent years the consolidation of steel suppliers, shortage of raw materials affecting the production of steel and the increased global demand for steel, including in China and other developing countries, have contributed to an overall tighter supply for steel, resulting in increased steel prices and, in some cases, special surcharges and allocated cut backs of products by steel suppliers. In addition, future steel supply contracts may provide for prices that fluctuate or adjust rather than provide a fixed price during a one-year period. As a result of continuing global supply and demand pressures, other commodity-related costs affecting its business may increase as well, including natural gas, electricity and freight-related costs.

Crown Holdings, Inc.

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2012, consumption of steel and aluminum represented 26% and 38%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. While certain, but not all, of the Company’s contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. Significant increases in raw material costs may increase the Company’s working capital requirements, which may increase the Company’s average outstanding indebtedness and interest expense and may exceed the amounts available under the Company’s senior secured credit facilities and other sources of liquidity. In addition, the Company hedges raw material costs on behalf of certain customers and may suffer losses if such customers are unable to satisfy their purchase obligations.

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

The substantial indebtedness of the Company could prevent it from fulfilling its obligations under its indebtedness.

The Company has substantial outstanding indebtedness. As a result of the Company’s substantial indebtedness, a significant portion of the Company’s cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness, or to fund other liquidity needs. As of December 31, 2012, the Company and its subsidiaries had $3.7 billion of indebtedness. The Company’s ratio of earnings to fixed charges was 3.5 times for the fiscal year ended December 31, 2012, as discussed in Exhibit 12 to this Annual Report. Giving effect to the January 2013 debt issuance and repayments described in Note Y to the consolidated financial statements included in this Annual Report, the Company’s current sources of liquidity and borrowings expire or mature as follows: its $200 million North American securitization facility in December 2015; its $144 million European securitization facility in July 2017; its $1,200 million revolving credit facilities in June 2015; its €500 million ($659 million) 7.125% senior notes in August 2018; its $700 million 6.25% senior notes in February 2021; its $1,000 million 4.50% senior notes in January 2023; its $350 million 7.375% senior notes in December 2026; its $64 million 7.5% senior notes in December 2096; and $283 million of other indebtedness in various currencies at various dates through 2019. In addition the Company’s term loan facilities mature as follows: $46 million in June 2013, $91 million in June 2014, $137 million in June 2015 and $138 million in June 2016.

The substantial indebtedness of the Company could:

•	increase the Company's vulnerability to general economic and industry conditions, including rising interest rates;

•	restrict the Company from making strategic acquisitions or exploiting business opportunities, including any planned expansion in emerging markets;

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

Crown Holdings, Inc.

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

As of December 31, 2012, $1.3 billion of the Company’s $3.7 billion of total indebtedness was subject to floating interest rates. Giving effect to the January 2013 debt issuance and repayments described in Note Y to the consolidated financial statements included in this Annual Report, $800 million of the Company's total indebtedness was subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company’s interest expense and reducing funds available for operations or other purposes. The Company’s annual interest expense was $226 million, $232 million and $203 million for 2012, 2011 and 2010, respectively. Based on $800 million of variable rate debt outstanding, a 1% increase in variable interest rates would increase interest expense by $8 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 1% increase could be more than $8 million as the Company’s average borrowings on its variable rate debt may be higher during the year than $800 million. In addition, the cost of the Company’s securitization facilities would also increase with an increase in floating interest rates. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Market Risk.”

Notwithstanding the Company's current indebtedness levels and restrictive covenants, the Company may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

The Company may be able to incur additional debt in the future, including in connection with acquisitions or joint ventures. Although the Company's senior secured credit facilities and indentures governing its outstanding notes contain restrictions on the Company's ability to incur indebtedness, those restrictions are subject to a number of exceptions, and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The Company may also consider investments in joint ventures or acquisitions or increased capital expenditures, which may increase the Company's indebtedness. Moreover, although the Company's senior secured credit facilities and indentures governing its outstanding notes contain restrictions on the Company's ability to make restricted payments, including the declaration and payment of dividends and the repurchase of the Company's common stock, the Company is able to make such restricted payments under certain circumstances which may increase indebtedness, and the Company may in the future establish a regular dividend on the Company's common stock. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that the Company and its subsidiaries now face.

Restrictive covenants in its debt agreements could restrict the Company's operating flexibility.

The indentures and agreements governing the Company's senior secured credit facilities and outstanding notes contain affirmative and negative covenants that limit the ability of Crown and its subsidiaries to take certain actions. These restrictions may limit Crown's ability to operate its businesses and may prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise. The Company's senior secured credit facilities require the Company to maintain specified financial ratios and satisfy other financial conditions. The agreements or indentures governing the Company's senior secured credit facilities and outstanding notes restrict, among other things, the ability of the Company and the ability of all or substantially all of its subsidiaries to:

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

In addition, the indentures and agreements governing the Company's outstanding notes limit, among other things, the ability of the Company to enter into certain transactions, such as mergers, consolidations, joint ventures, asset sales, sale and leaseback transactions and the pledging of assets. Furthermore, if the Company or certain of its subsidiaries experience specific kinds of changes of control, the Company's senior secured credit facilities will be due and payable and the Company will be required to offer to repurchase outstanding notes.

The breach of any of these covenants by the Company or the failure by the Company to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under the Company's other outstanding debt and could lead to an acceleration of obligations related to the notes and other outstanding debt. The ability of the Company to comply with these covenants or indentures governing other indebtedness it may incur in the future and its outstanding notes can be affected by events beyond its control and, therefore, it may be unable to meet these ratios and conditions.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the fiscal years ended December 31, 2012, 2011 and 2010, the Company derived approximately 73%, 73% and 72%, respectively, of its consolidated net sales from sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company’s expenses and liabilities denominated in foreign currencies. The Company’s translation and exchange adjustments increased reported income before tax by $1 million in 2012 and $4 million in 2010 and reduced reported income before tax by $2 million in 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Market Risk.” Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2012, a 0.10 movement in the average Euro rate (e.g., from 1.29 USD = 1 Euro to 1.19 USD = 1 Euro) would have reduced net income by $11 million.

Pending and future asbestos litigation and payments to settle asbestos-related claims could reduce the Company’s cash flow and negatively impact its financial condition.

Crown Cork, a wholly-owned subsidiary of the Company, is one of many defendants in a substantial number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. In 1963, Crown Cork acquired a subsidiary that had two operating businesses, one of which is alleged to have manufactured asbestos-containing insulation products. Crown Cork believes that the business ceased manufacturing such products in 1963.

The Company recorded pre-tax charges of $35 million, $28 million and $46 million to increase its accrual for asbestos-related liabilities in 2012, 2011 and 2010, respectively. As of December 31, 2012, Crown Cork’s accrual for pending and future asbestos-related claims and related legal costs was $256 million, including $204 for unasserted claims. Crown Cork’s accrual includes estimated probable costs for claims through the year 2022. Crown Cork’s accrual excludes potential costs for claims beyond 2022

Crown Holdings, Inc.

because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary’s insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note K to the Company’s audited consolidated financial statements, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork’s ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

Crown Cork had approximately 51,000 asbestos-related claims outstanding at December 31, 2012. Of these claims, approximately 15,000 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 36,000 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 2,000 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 15,000 were filed in other states. The outstanding claims at December 31, 2012 exclude 3,100 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company’s consolidated results of operations, financial position or cash flow. The outstanding claims at December 31, 2012 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states where the Company’s liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company’s businesses arising from these defenses will not increase materially.

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

Crown Cork made cash payments of $28 million, $28 million and $27 million in 2012, 2011 and 2010, respectively, for asbestos-related claims including settlement payments and legal fees. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments including defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork’s reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which state statutes relating to asbestos liability are upheld and/or applied by the courts, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company’s cash flow and impair its ability to satisfy its obligations. As a result of the uncertainties regarding its asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future. Further information regarding Crown Cork’s asbestos-related liabilities is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “ Critical Accounting Policies” and under Note K to the Company’s audited consolidated financial statements.

The Company has significant pension plan obligations worldwide and significant unfunded postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2012, 2011 and 2010, the Company contributed $102 million, $404 million and $79 million, respectively, to its pension plans and currently anticipates its 2013 funding to be approximately $55 million. Pension expense was $97 million in 2012 and is expected to be $78 million in 2013. A 0.25% change in the 2013 expected rate of return assumptions would change 2013 pension expense by approximately $11 million. A 0.25% change in the discount rates assumptions as of December 31, 2012 would change 2013 pension expense by approximately $4 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company’s cash available to pay its outstanding obligations and its net income and increase the Company’s outstanding indebtedness.

Crown Holdings, Inc.

Based on current assumptions, the Company expects to make pension contributions of $85 million in 2013, $84 million in 2014, $134 million in 2015, $120 million in 2016 and $145 million in 2017 including its supplemental executive retirement plan.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company’s pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company’s future pension plan funding requirements and could have a negative impact on the Company’s results of operations and profitability. See Note V to the Company’s audited consolidated financial statements. While its U.S. funded pension plan continues in effect, the Company continues to incur additional pension obligations. The Company’s pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity and hedge funds. If the performance of plan assets does not meet the Company’s assumptions or discount rates continue to decline, the underfunding of the pension plan may increase and the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, the Company’s supplemental executive retirement plan and retiree medical plans are unfunded.

The Company’s U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the notes. In addition, as of December 31, 2012 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was $352 million, based on assumptions set forth under Note V to the Company’s audited consolidated financial statements.

Acquisitions or investments that the Company is considering or may pursue could be unsuccessful, consume significant resources and require the incurrence of additional indebtedness.

The Company is considering, and in the future may pursue, acquisitions and investments that complement its existing business. These possible acquisitions and investments involve or may involve significant cash expenditures, debt incurrence (including the incurrence of additional indebtedness under the Company’s senior secured revolving credit facilities or other secured or unsecured debt), operating losses and expenses that could have a material effect on the Company’s financial condition and operating results.

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

Acquisitions involve numerous other risks, including:

•	diversion of management time and attention;

•	failures to identify material problems and liabilities of acquisition targets or to obtain sufficient indemnification rights to fully offset possible liabilities related to the acquired businesses;

•	difficulties integrating the operations, technologies and personnel of the acquired businesses;

•	inefficiencies and complexities that may arise due to unfamiliarity with new assets, businesses or markets;

•	disruptions to the Company’s ongoing business;

•	inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings;

•	the inability to obtain required financing for the new acquisition or investment opportunities and the Company’s existing business;

•	potential loss of key employees, contractual relationships, suppliers or customers of the acquired businesses or of the Company; and

Crown Holdings, Inc.

•	inability to obtain required regulatory approvals.

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

The majority of the Company’s sales are to companies that have leading market positions in the sale of packaged food, beverages and household products to consumers. Although no one customer accounted for more than 10% of its net sales in 2012, 2011 or 2010, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the

Crown Holdings, Inc.

terms of supply agreements with these customers could reduce the Company’s net sales and net income. A continued consolidation of the Company’s customers could exacerbate any such loss.

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

The ability of the Company's subsidiaries and joint ventures to pay dividends, make distributions, provide loans or make other payments to the Company may be restricted by applicable state and foreign laws, potentially adverse tax consequences and their agreements, including agreements governing their debt.

In addition, the equity interests of the Company's joint venture partners or other shareholders in the Company's non-wholly owned subsidiaries in any dividend or other distribution made by these entities would need to be satisfied on a proportionate basis with the Company. As a result, the Company may not be able to access their cash flow to service its debt.

The Company is subject to costs and liabilities related to stringent environmental and health and safety standards.

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company’s operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, the use of chemicals in the Company’s products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company’s operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials and confirmed in a January 2010 update that studies employing standardized toxicity tests have supported the safety of current low levels of human exposure to bisphenol-A, the FDA in that January 2010 update noted that more research was needed, and further suggested reasonable steps to reduce exposure to bisphenol-A. The FDA subsequently entered into a consent decree under which it agreed to issue, by March 31, 2012, a final decision on a citizen’s petition requesting the agency take further regulatory steps with regard to bisphenol-A. On March 30, 2012, the FDA denied the request, responding, in part, that the appropriate course of action was to continue scientific study and review of all new evidence regarding the safety of bisphenol-A. In March 2010, the EPA issued an action plan for bisphenol-A, which includes, among other things, consideration of whether to add bisphenol-A to the chemical concern list on the basis of potential environmental effects and use of the EPA’s Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use.

Moreover, certain U.S. Congressional bodies, states and municipalities, as well as certain foreign nations and some member states of the European Union, have considered, proposed or already passed, such as Denmark, Belgium and France, legislation banning or suspending the use of bisphenol-A in certain products or requiring warnings regarding bisphenol-A. In July 2012, the FDA banned the use of bisphenol-A in baby bottles and children’s drinking cups. In the fourth quarter of 2012, the French Parliament passed a law suspending the use of bisphenol-A in food packaging beginning in 2013 for food intended for children under 3 and in 2015 for all other foods. The law also includes certain product labeling requirements. Further, the U.S. or additional international, federal, state or other regulatory authorities could restrict or prohibit the use of bisphenol-A in the future. For example, on February 13, 2013, the State of California announced its intent to declare bisphenol-A a reproductive system hazard, which, if finalized, would trigger a requirement to include warning labels on consumer items containing bisphenol-A in excess of certain levels. In addition, recent public reports, litigation and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company’s products and adversely impact sales or otherwise disrupt the Company’s business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

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

A number of governmental authorities both in the U.S. and abroad also have enacted, or are considering, legal requirements relating to product stewardship, including mandating recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company’s products, and/or increase its costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Environmental Matters.”

The Company has significant amount of goodwill and a write down of goodwill would result in lower reported net income and a reduction of its net worth.

Impairment of the Company’s goodwill would reduce the Company’s net income in the period of any such write down. At December 31, 2012, the carrying value of the Company’s goodwill was $2.0 billion. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

If the Company fails to retain key management and personnel, the Company may be unable to implement its business plan.

Members of the Company’s senior management have extensive industry experience, and it might be difficult to find new personnel with comparable experience. Because the Company’s business is highly specialized, the Company believes that it would also be difficult to replace its key technical personnel. The Company believes that its future success depends, in large part, on its experienced senior management team. Losing the services of key members of its management team could limit the Company’s ability to implement its business plan. In addition, under the Company’s unfunded Senior Executive Retirement Plan certain members of senior management are entitled to lump sum payments upon retirement or other termination of employment and a lump sum death benefit of five times the annual retirement benefit.

A significant portion of the Company’s workforce is unionized and labor disruptions could increase the Company’s costs and prevent the Company from supplying its customers.

A significant portion of the Company’s workforce is unionized and a prolonged work stoppage or strike at any facility with unionized employees could increase its costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to the Company. Moreover, additional groups of currently non-unionized employees may seek union representation in the future. If the Company is unable to negotiate acceptable collective bargaining agreements, it may become subject to union-initiated work stoppages, including strikes. The National Labor Relations Board (“NLRB”) has adopted new regulations concerning the procedures for conducting employee representation elections that, if implemented, could make it significantly easier for labor organizations to prevail in elections. The regulations became effective on April 30, 2012; however, in May 2012, a federal district court found that the regulations were not properly adopted by the NLRB. The NLRB responded to the decision by suspending implementation of the regulations and has not announced if or when the regulations will again go into effect. Additionally, the Employee Free Choice Act, which was passed in the U.S. House of Representatives in 2007, was reintroduced in the U.S. Congress in 2009, but not passed. If reintroduced in the current Congress and enacted in its most recent form, the Employee Free Choice Act could make it significantly easier for union organizing drives to be successful. The Employee Free Choice Act could also give third-party arbitrators the ability to impose terms, which may be harmful to the Company, of collective bargaining agreements upon the Company and a labor union if the Company and such union are unable to agree to the terms of an initial collective bargaining agreement. In addition, the Employee Free Choice Act could increase the penalties the Company may incur if it engages in labor practices in violation of the National Labor Relations Act.

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

The Company's Italian subsidiaries have received assessments for value added taxes and related income taxes from the Italian tax authorities and expect to receive additional assessments for value added taxes resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004 through 2007 and additional assessments are expected to cover tax periods 2007 through 2009.  The expected total assessments are approximately €25 ($33 at December 31, 2012) plus any applicable interest and penalties which the Company estimates may be up to approximately €50 ($66 at December 31, 2012). In early 2012, the Company received one favorable ruling and two unfavorable rulings from lower level Italian courts related to these assessments. These rulings have been appealed. In the fourth quarter of 2012, the Company settled an assessment with respect to 2007 taxes for approximately €2 ($3 at December 31, 2012). In February 2013, the Company entered into an additional settlement with respect to a 2005 tax assessment for approximately €2 ($3 at December 31, 2012). As of December 31, 2012, the Company has accrued $14 related to the assessments. While the Company believes it has meritorious defenses to the remaining Italian tax claims, it is reasonably possible that the Company could incur a loss in excess of its accrual. The Company cannot reasonably estimate the possible loss or range of losses because the application of penalties under Italian law is complex and the amount assessed by the Italian authorities is discretionary.  Settlement discussions with the Italian tax authorities are ongoing. The Company intends to continue disputing the assessments with respect to the open matters in judicial proceedings barring any settlement with the Italian tax authorities. There can be no assurance the Company will be successful in settling these matters or prevailing in judicial proceedings, or that the final amount of any additional taxes and related interest and penalties payable to the Italian tax authorities in such settlement or judicial proceedings will be under the Company's accrual.

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

•
potential losses associated with hedging activity by the Company for the benefit of the Company’s customers including counterparty risk associated with such hedging activity, or cost impacts of changing suppliers;

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

The Company could also be adversely affected by the negative impact on economic growth resulting from the combination of federal income tax increases that recently came into effect and government spending restrictions that may come into effect during calendar year 2013 in the U.S. (commonly referred to as the “fiscal cliff”).

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

The Company's senior secured credit facilities provide that certain change of control events constitute an event of default. In the event of a change of control, the Company may not be able to satisfy all of its obligations under the senior secured credit facilities or other indebtedness.

The Company may not have sufficient assets or be able to obtain sufficient third party financing on favorable terms to satisfy all of its obligations under the Company's senior secured credit facilities or other indebtedness in the event of a change of control. The Company's senior secured credit facilities provide that certain change of control events constitute an event of default under the senior secured credit facilities. Such an event of default entitles the lenders thereunder to, among other things, cause all outstanding debt obligations under the senior secured credit facilities to become due and payable and to proceed against the collateral securing the senior secured credit facilities. Any event of default or acceleration of the senior secured credit facilities will likely also cause a default under the terms of other indebtedness of the Company.

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

Crown Holdings, Inc.

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

Demand for the Company’s products could be affected by changes in laws and regulations applicable to food and beverages and changes in consumer preferences.

The Company manufactures and sells packaging primarily for the food and beverage can market. As a result, many of the Company’s products come into direct contact with food and beverages. Accordingly, the Company's products must comply with various laws and regulations for food and beverages applicable to its customers. Changes in such laws and regulations could negatively impact customers’ demand for the Company's products as they comply with such changes and/or require the Company to make changes to its products. Such changes to the Company's products could include modifications to the coatings and compounds that the Company uses, possibly resulting in the incurrence of additional costs. Additionally, because many of the Company's products are used to package consumer goods, the Company is subject to a variety of risks that could influence consumer behavior and negatively impact demand for the Company's products, including changes in consumer preferences driven by various health-related concerns and perceptions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the Company’s fiscal year relating to its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES
As of December 31, 2012, the Company operated 149 manufacturing facilities of which 32 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division has 46 operating facilities of which 11 are leased. Within the Americas Division, 32 facilities operate in the U.S. of which 8 are leased. The European Division has 71 operating facilities of which 14 are leased and the Asia Pacific Division has 32 operating facilities of which 7 are leased. Certain leases provide renewal or purchase options. The principal manufacturing facilities at December 31, 2012 are listed below and are grouped by product and by division.
In 2012 the Company established a joint venture to acquire shares of Superior Multi-Packaging, Ltd., ("Superior"), a listed company on the Singapore Exchange with operations in China, Singapore and Vietnam. With the acquisition, the Company acquired 9 facilities in China, 1 facility in Singapore and 1 facility in Vietnam. The operations manufacture specialty packaging products.
The Company’s Americas and Corporate headquarters are in Philadelphia, Pennsylvania, its European headquarters is in Baar, Switzerland and its Asia Pacific headquarters is in Singapore. The Company maintains research facilities in Alsip, Illinois and in Wantage, England. The Company’s North American and European facilities, with certain exceptions, are subject to liens in favor of the lenders under its senior secured credit facility.
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

Crown Holdings, Inc.

	Americas		Europe		Asia Pacific
Beverage and Closures	Lawrence, MA	La Crosse, WI	Custines, France	Agoncillo, Spain	Phnom Penh, Cambodia
	Kankakee, IL	Worland, WY	Korinthos, Greece	Sevilla, Spain	Sihanoukville, Cambodia
	Crawfordsville, IN	Cabreuva, Brazil	Patras, Greece	El Agba, Tunisia	Beijing, China
	Mankato, MN	Estancia, Brazil	Amman, Jordan	Izmit, Turkey	Foshan, China
	Batesville, MS	Manaus, Brazil	Dammam, Saudi Arabia	Osmaniye, Turkey	Huizhou, China
	Dayton, OH	Ponta Grossa, Brazil	Jeddah, Saudi Arabia	Dubai, UAE	Hangzhou, China
	Cheraw, SC	Calgary, Canada	Kosice, Slovakia	Botcherby, UK	Heshan City, China
	Conroe, TX	Weston, Canada		Braunstone, UK	Putian, China
	Fort Bend, TX	Santafe de Bogota,			Shanghai, China
	Winchester, VA	Colombia			Ziyang, China
	Olympia, WA	Guadalajara, Mexico			Bangi, Malaysia
		Carolina, Puerto Rico			Singapore
Nong Khae, Thailand *
Danang, Vietnam
Dong Nai, Vietnam
Hanoi, Vietnam
Ho Chi Minh City, Vietnam

Food and Closures	Winter Garden, FL	Hanover, PA	Carpentras, France	Abidjan, Ivory Coast	Bangpoo, Thailand
	Pulaski Park, MD	Suffolk, VA	Concarneau, France	Toamasina, Madagascar	Haadyai, Thailand
	Owatonna, MN	Seattle, WA	Laon, France	Agadir, Morocco	Samrong, Thailand
	Omaha, NE	Oshkosh, WI	Nantes, France	Casablanca, Morocco	Songkhla, Thailand
	Lancaster, OH	Chatham, Canada	Outreau, France	Goleniow, Poland
	Massillon, OH	Kingston, Jamaica	Perigueux, France	Pruszcz, Poland
	Mill Park, OH	La Villa, Mexico	Lubeck, Germany	Alcochete, Portugal
	Connellsville, PA	Barbados, West Indies	Mühldorf, Germany	Timashevsk, Russia
		Trinidad, West Indies	Seesen, Germany (2)	Dakar, Senegal
			Tema, Ghana	Bellville, South Africa
			Thessaloniki, Greece	Agoncillo, Spain
			Nagykoros, Hungary	Molina de Segura, Spain
			Athy, Ireland	Sevilla, Spain
			Aprilia, Italy (2)	Vigo, Spain
			Battipaglia, Italy	Neath, UK
			Calerno S. Ilario d’Enza,	Poole, UK
			Italy	Wisbech, UK
			Nocera Superiore, Italy	Worchester, UK
Parma, Italy

Aerosol	Alsip, IL	Faribault, MN	Spilamberto, Italy	Mijdrecht, Netherlands
	Decatur, IL	Spartanburg, SC		Sutton, UK

Specialty	Belcamp, MD	St. Laurent, Canada	Hoboken, Belgium	Miravalles, Spain	Chengdu, China
Packaging			Helsinki, Finland	Montmelo, Spain	Guangzhou, China
			Chatillon-sur-Seine, France	Aesch, Switzerland	Huizhou, China
			Rouen, France	Aintree, UK	Kunshau, China
			Vourles, France	Carlisle, UK	Langfaug, China
			Chignolo Po, Italy	Mansfield, UK	Shanghai, China
			Hoorn, Netherlands	Newcastle, UK	Tianjin, China
Tongxiang, China
Zhengzhou, China
Singapore
Dinh Duong, Vietnam
Canmaking	Norwalk, CT		Shipley, UK
and Spares

*	Plant replaces the Bangkadi, Thailand plant which was shut down in 2011 due to damage caused by severe flooding.

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
Utilization of any particular facility varies based upon product demand. While not possible to measure with any degree of certainty or uniformity the productive capacity of these facilities, management believes that, if necessary, production can be increased at several existing facilities through the addition of personnel, capital equipment and, in some facilities, square footage available for production. In addition, the Company may from time to time acquire additional facilities and/or dispose of existing facilities.

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2011, the accrual for pending and future asbestos claims that are probable and estimable was $256 million.

The Company's Italian subsidiaries have received assessments for value added taxes and related income taxes from the Italian tax authorities and expect to receive additional assessments for value added taxes resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004 through 2007 and additional assessments are expected to cover tax periods 2007 through 2009.  The expected total assessments are approximately €25 ($33 at December 31, 2012) plus any applicable interest and penalties which the Company estimates may be up to approximately €50 ($66 at December 31, 2012). In early 2012, the Company received one favorable ruling and two unfavorable rulings from lower level Italian courts related to these assessments. These rulings have been appealed. In the fourth quarter of 2012, the Company settled an assessment with respect to 2007 taxes for approximately €2 ($3 at December 31, 2012). In February 2013, the Company entered into an additional settlement with respect to a 2005 tax assessment for approximately €2 ($3 at December 31, 2012). As of December 31, 2012, the Company has accrued $14 related to the assessments. While the Company believes it has meritorious defenses to the remaining Italian tax claims, it is reasonably possible that the Company could incur a loss in excess of its accrual. The Company cannot reasonably estimate the possible loss or range of losses because the application of penalties under Italian law is complex and the amount assessed by the Italian authorities is discretionary.  Settlement discussions with the Italian tax authorities are ongoing. The Company intends to continue disputing the assessments with respect to the open matters in judicial proceedings barring any settlement with the Italian tax authorities. There can be no assurance the Company will be successful in settling these matters or prevailing in judicial proceedings, or that the final amount of any additional taxes and related interest and penalties payable to the Italian tax authorities in such settlement or judicial proceedings will be under the Company's accrual.

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

The Registrant’s common stock is listed on the New York Stock Exchange. On February 21, 2013, there were 4,488 registered shareholders of the Registrant’s common stock, including 1,351 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2012 is set forth in Part II of this Annual Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Common Stock and Other Equity” and under Note O to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchase of its equity securities as part of publicly announced programs during the year ended December 31, 2012.

2012	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs as of the end of the Period (millions)
July	5,416,707	$36.92	5,416,707	$94
December	1,341,412	37.27	1,341,412	$800
Total	6,758,119	$36.99	6,758,119	$800

The table above excludes 192,196 shares repurchased by the Company in connection with the surrender of shares to cover taxes on the vesting of restricted stock and 4,653 shares received in April, 2012 in settlement of the Company's December, 2011 accelerated share repurchase program.

In July 2012, the Company entered into an agreement to purchase shares of its common stock under an accelerated repurchase program. Pursuant to the agreement, the Company initially purchased 5,016,190 shares for $200 million. In November 2012, the Company received an additional 400,517 shares based on its volume-weighted average stock price during the term of the transaction.

In December 2012, the Company entered into an agreement to repurchase shares of its common stock. Pursuant to the agreement, the Company purchased 1,341,412 shares for $50 million.

The share repurchases were made pursuant to authorizations from the Company's Board of Directors. In December 2012, the Company's Board of Directors authorized the repurchase of an aggregate amount of $800 million of the Company's common stock through the end of 2014. This authorization supersedes the previous authorization. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of December 31, 2012, $800 million of the Company’s outstanding common stock may be repurchased under the program.

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

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE (1)
Comparison of Five-Year Cumulative Total Return (a)
Crown Holdings, S&P 500 Index, Dow Jones “U.S. Containers & Packaging” Index (b)

(a)	Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2007 and that all dividends were reinvested.

(b)
Industry index is weighted by market capitalization and is comprised of Crown Holdings, AptarGroup, Ball, Bemis, Greif, MeadWestvaco, Owens-Illinois, Packaging Corp. of America, RockTenn, Sealed Air, Silgan and Sonoco.

(1) The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company's filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Crown Holdings, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2012	2011	2010	2009	2008
Summary of Operations
Net sales	$8,470	$8,644	$7,941	$7,938	$8,305
Cost of products sold, excluding depreciation and amortization	7,013	7,120	6,519	6,551	6,885
Depreciation and amortization	180	176	172	194	216
Selling and administrative expense	382	395	360	381	396
Provision for asbestos	35	28	46	55	25
Provision for restructuring	48	77	42	43	21
Asset impairments and sales	(42)	6	(18)	(6)	6
Loss from early extinguishments of debt	—	32	16	26	2
Interest expense, net of interest income	219	221	194	241	291
Translation and exchange adjustments	(1)	2	(4)	(6)	21
Income before income taxes and equity earnings	636	587	614	459	442
Provision for/(benefit from) income taxes	(17)	194	165	7	112
Equity earnings/(loss)	5	3	3	(2)
Net income	658	396	452	450	330
Net income attributable to noncontrolling interests	(101)	(114)	(128)	(116)	(104)
Net income attributable to Crown Holdings	$557	$282	$324	$334	$226

Financial Position at December 31
Working capital	$232	$318	$272	$317	$385
Total assets	7,490	6,868	6,899	6,532	6,774
Total cash and cash equivalents	350	342	463	459	596
Total debt	3,665	3,532	3,048	2,798	3,337
Total debt, less cash and cash equivalents, to total capitalization (1)	96.4%	108.1%	91.9%	85.9%	98.7%
Total equity/(deficit)	123	(239)	229	383	36

Common Share Data (dollars per share)
Earnings:
Basic	$3.81	$1.86	$2.03	$2.10	$1.42
Diluted	3.75	1.83	2.00	2.06	1.39

Market price on December 31	36.81	33.58	33.38	25.58	19.20
Book value attributable to Crown Holdings based on year-end outstanding shares	(1.13)	(3.19)	(0.62)	(0.04)	(1.99)

Number of shares outstanding at year-end	143.1	148.4	155.3	161.5	159.2
Average shares outstanding
Basic	146.1	151.7	159.4	159.1	159.6
Diluted	148.4	154.3	162.4	161.9	162.9

Other
Capital expenditures	$324	$401	$320	$180	$174
Notes: (1) Total capitalization consists of total debt and total equity/(deficit), less cash and cash equivalents.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the three-year period ended December 31, 2012. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

BUSINESS STRATEGY AND TRENDS

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, manufacturing and productivity improvements, cost control and careful capital allocation.

In recent years, the Company has expanded its beverage can operations in Asia, Brazil and Eastern Europe in response to increased unit volume demand driven by increased per capita incomes and consumption, combined with a shift in packaging mix to two-piece aluminum beverage cans from other packages.

Since the beginning of 2011, the Company has commercialized ten new production lines including six new plant startups in Asia, Brazil and Europe. When fully operational, these facilities are expected to have combined annual production capacity of 8.6 billion beverage cans to meet expected demand. In 2013, the Company expects to commercialize another 3.6 billion in annual beverage can production capabilities to meet existing demand in still growing markets in Cambodia, China, Malaysia, Thailand and Vietnam. There can be no assurance, however, that the Company will be able to implement its expansion plans according to this schedule or at all. The Company continuously monitors these markets and, where necessary, may adjust capital deployment based on economic developments and market-by-market conditions.

Beverage can unit sales volumes in the Company's mature markets have been stable to slightly declining in North America and slightly increasing in Europe. Global food and aerosol can sales unit volumes have been stable to declining in recent years primarily due to lower consumer spending. While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company monitors capacity across all of its businesses and, where necessary, may take action such as closing a plant or reducing headcount to better manage its costs. Any or all of these actions may result in additional restructuring charges in the future which may be material.

As part of the Company's efforts to manage increased cost, it attempts to pass-through increases in the cost of aluminum and steel to its customers. There can be no assurance that the Company will be able to recover from its customers the impact of any such increased costs. Aluminum and steel prices can be subject to significant volatility and there does not appear to be a consistent and predictable trend in pricing.

The Company seeks to increase shareholder value by maximizing operating cash flows which can be reinvested in the business, used for acquisitions, used to repay debt or returned to shareholders through share repurchases or possible future dividends. In assessing the Company's performance, the key performance measure used is segment income, a non-GAAP measure defined by the Company as gross profit less selling and administrative expenses.

RESULTS OF OPERATIONS

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European segments, the Canadian dollar in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment.

NET SALES AND SEGMENT INCOME

	2012	2011	2010
Net sales	$8,470	$8,644	$7,941
Beverage cans and ends as a percentage of net sales	55%	52%	51%
Food cans and ends as a percentage of net sales	29%	30%	31%

Crown Holdings, Inc.

Year ended December 31, 2012 compared to 2011

Net sales decreased primarily due to $243 from the impact of foreign currency translation and $65 from lower selling prices including the pass through of lower material costs partially offset by $133 from sales unit volumes primarily due to organic growth and increased customer demand for beverage cans.

Year ended December 31, 2011 compared to 2010

Net sales increased primarily due to $432 from the pass-through of higher raw material costs, $84 from higher net global sales unit volumes due to organic growth and increased customer demand and $197 from the impact of foreign currency translation.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps”, and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The North American beverage can market is a mature market which has experienced slightly declining volumes in recent years. In Brazil, the Company's sales unit volumes have increased in recent years primarily due to market growth. In 2011, the Company completed construction of a new plant in Ponta Grossa, Brazil and commenced commercial operations of a second production line in its plant in Estancia, Brazil.

Net sales and segment income in the Americas Beverage segment are as follows:

	2012	2011	2010
Net sales	$2,274	$2,273	$2,097
Segment income	311	302	275

Year ended December 31, 2012 compared to 2011

Net sales did not change significantly as $51 from increased sales unit volumes was offset by $42 from the pass-through of lower aluminum costs and $8 from the impact of foreign currency translation. Sales unit volume increases in Brazil offset volume declines in North America. The increase in Brazil is primarily the result of recent capacity additions in Ponta Grossa and Estancia. Sales unit volumes in Brazil are higher due to various factors, including its growing middle class and increasing disposable income and shift in packaging mix to two-piece aluminum beverage cans from other packages.

Segment income increased primarily due to $19 from higher sales unit volumes in Brazil as described above and lower operating costs, including $12 from reduced post-employment benefits in the U.S. partly due to post-retirement plan amendments, partially offset by lower selling prices primarily due to competitive pricing pressure.

Year ended December 31, 2011 compared to 2010

Net sales increased primarily due to $113 from the pass-through of higher raw material costs, primarily aluminum, $48 from increased sales unit volumes due to market growth in Brazil which offset lower sales unit volumes in the U.S. and $15 from the impact of foreign currency translation. The increase in sales unit volumes is primarily due to the start of commercial operations at the Company’s plant in Ponta Grossa, Brazil in the first quarter of 2011 and the start of commercial operations on the second can line at the Company’s plant in Estancia, Brazil in the second quarter of 2011.

Segment income increased primarily due to $19 from increased sales unit volumes and favorable product mix and $7 from lower operating costs including reduced post-employment benefits in the U.S. partly due to post-retirement plan amendments in 2011.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Crown Holdings, Inc.

Net sales and segment income in the North America Food segment are as follows:

	2012	2011	2010
Net sales	$876	$889	$897
Segment income	146	146	120

Year ended December 31, 2012 compared to 2011

Net sales decreased primarily due to $25 from lower sales unit volumes partially offset by $13 from the pass-through of higher costs.

Segment income did not change as $9 from the impact of lower sales unit volumes and $5 from inventory holding gains in 2011 that did not recur in 2012 were offset by $8 from improved cost performance and $6 from reduced post-employment benefits in the U.S. partly due to post-retirement plan amendments in 2011.

Year ended December 31, 2011 compared to 2010

Net sales decreased primarily due to $54 from lower sales unit volumes as decreased market demand in the U.S. for food cans offset higher sales unit volumes in metal vacuum closures. The decrease was partially offset by $39 from the pass-through of higher raw material costs, primarily tinplate, and $7 from the impact of foreign currency translation.

Segment income increased primarily due to $19 from lower operating costs including the benefits from prior plant closures in Canada and lower postretirement benefits in the U.S. resulting from plan amendments in 2010 and 2011 and $5 from inventory holding gains from the sale of inventory on hand at the end of 2010.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Eastern and Western Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing. In the second quarter of 2012, the Company commenced commercial operations of a new plant in Osmaniye, Turkey which is expected to add annualized capacity of approximately 700 million cans when fully operational.

Net sales and segment income in the European Beverage segment are as follows:

	2012	2011	2010
Net sales	$1,653	$1,669	$1,524
Segment income	217	210	244

Year ended December 31, 2012 compared to 2011

Net sales decreased primarily due to $70 from the impact of foreign currency translation partially offset by $38 from increased sales unit volumes primarily in Greece, Saudi Arabia, Slovakia and Turkey which offset lower volumes in France and Spain and $16 from increased selling prices. The increase in Turkey is primarily the result of recent capacity additions.

Segment income increased primarily due to the higher sales unit volumes described above partially offset by $6 from the impact of foreign currency translation.

Year ended December 31, 2011 compared to 2010

Net sales increased primarily due to $58 from increased sales unit volumes primarily in Slovakia, $56 from the pass-through of higher raw material costs and $31 from the impact of foreign currency translation.

Segment income decreased primarily due to increased costs, including lower productivity, which were not fully offset by increases in selling prices and increased volume activity.

Crown Holdings, Inc.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. In 2011 and 2012, the Company initiated restructuring actions in its European Food segment to reduce manufacturing capacity and headcount. The Company expects these actions to result in annual cost savings of approximately $16 when fully implemented in 2014. However, there can be no assurance that any such pre-tax savings will be realized.

Net sales and segment income in the European Food segment are as follows:

	2012	2011	2010
Net sales	$1,793	$1,999	$1,841
Segment income	180	239	224

Year ended December 31, 2012 compared to 2011

Net sales decreased primarily due to lower sales unit volumes due in part to ongoing economic uncertainty in Europe and adverse weather conditions and $130 from the impact of foreign currency translation.

Segment income decreased primarily due to $41 split between unfavorable sale unit volume mix and the impact of competitive price compression, $5 from inventory holding gains in 2011 that did not recur in 2012 and $13 from the impact of foreign currency translation.

Year ended December 31, 2011 compared to 2010

Net sales increased primarily due to $142 from the pass-through of higher raw material costs, primarily tinplate, and $86 from the impact of foreign currency translation partially offset by $70 from lower sales unit volumes.

Segment income increased primarily due to $24 from lower operating costs, $5 from inventory holding gains from the sale of inventory on hand at the end of 2010 and $11 from the impact of foreign currency translation partially offset by $25 from lower sales unit volumes including the fourth quarter 2010 effects of customers’ buying ahead of 2011 tinplate price increases.

Asia Pacific

The Company's Asia Pacific segment consists of beverage and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the Company's beverage can businesses in Asia have experienced significant growth.

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

In the fourth quarter of 2012, the Company acquired an aluminum beverage can and end production facility in Vietnam and also acquired a controlling interest in Superior Multi-Packaging Ltd. (“Superior”), a listed company on the Singapore Exchange.  Superior primarily produces specialty packaging containers for consumer products companies at its facilities in China, Singapore and Vietnam. The acquisition of the controlling interest in Superior was made by an indirect 55% owned subsidiary of the Company.

In 2013, the Company has announced plans to complete new beverage can plants in Sihanoukville, Cambodia, Nong Khae, Thailand and Danang, Vietnam and to expand capacity at its existing plants in Malaysia and Putian, China. The additional capacity in Thailand and Malaysia is replacing capacity lost as a result of the 2011 flooding in Thailand. Once the projects are complete, the Company expects to have added 3.6 billion units of annualized capacity.

	2012	2011	2010
Net sales	$979	$861	$704
Segment income	137	125	112

Crown Holdings, Inc.

Year ended December 31, 2012 compared to 2011

Net sales increased primarily due to $129 from increased beverage can sales unit volumes in Cambodia, China, Singapore and Vietnam and food can volumes in Thailand partially offset by $21 from the pass-through of lower aluminum costs and a competitive pricing environment in China. The increase in sales unit volumes is primarily due to increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending.

Segment income increased primarily due to $29 from increased sales unit volumes partially offset by competitive pricing pressure in China and $8 of incremental start-up costs from recent capacity additions. During 2012, the Company recognized income of $18 from insurance proceeds covering incremental costs and lost profits associated with the 2011 flooding in Thailand.

Year ended December 31, 2011 compared to 2010

Net sales increased primarily due to $93 from increased beverage can sales unit volumes in Cambodia, China and Vietnam, $40 from the pass-through of higher raw material costs and $25 from the impact of foreign currency translation.

Segment income increased primarily due to $7 from increased beverage can sales unit volumes and $4 from the impact of foreign currency translation.

Non-reportable Segments

The Company's non-reportable segments include its aerosol can businesses in North America and Europe, its specialty packaging business in Europe and its tooling and equipment operations in the U.S. and United Kingdom. In recent years, the Company's specialty packaging business has experienced stable to slightly declining volumes and its aerosol can businesses have experienced slightly declining volumes. In 2011 and 2012, the Company initiated restructuring actions in its European Aerosol and European Specialty Packaging operations to reduce manufacturing capacity and headcount. The Company expects these actions to result in annual cost savings of approximately $30 when fully implemented in 2014. However, there can be no assurance that any such pre-tax savings will be realized.

Net sales and segment income in non-reportable segments are as follows:

	2012	2011	2010
Net sales	$895	$953	$878
Segment income	98	139	116

Year ended December 31, 2012 compared to 2011

Net sales decreased primarily due to $33 from lower sales unit volumes in the Company's European Specialty Packaging business reflecting ongoing economic uncertainty in Europe, $22 from lower sales in the Company's North American and European aerosol businesses primarily due to lower consumer spending partly due to ongoing economic uncertainty in Europe and $36 from the impact of foreign currency translation, partially offset by $35 from increased beverage equipment sales to can manufacturers.

Segment income decreased primarily due to $17 from lower sales unit volumes in the Company's European Specialty Packaging business, $20 from lower sales in the Company's North American and European aerosol businesses and $7 from inventory holding gains in 2011 that did not recur in 2012

Year ended December 31, 2011 compared to 2010

Net sales increased primarily due to $41 from the pass-through of higher raw material costs in the Company's European specialty packaging business and its North American and European aerosol businesses, $30 from increased beverage equipment sales to can manufacturers and $33 from the impact of foreign currency translation, partially offset by $13 from lower sales unit volumes in the Company's North American and European aerosol businesses, $8 from lower sales unit volumes in the Company's European specialty packaging business and $10 from the April 2010 sale of the Company’s plastic closures business in Brazil.

Segment income increased primarily due to $8 from increased beverage equipment sales, $7 from inventory holding gains, $4 from lower operating costs in the Company's European specialty packaging business and $3 from the impact of foreign currency translation.

Crown Holdings, Inc.

Corporate and Unallocated Expense

	2012	2011	2010
Corporate and unallocated expense	$194	$208	$201

Corporate and unallocated costs decreased in 2012 compared to 2011 primarily due to lower professional fees, lower pension costs and lower insurance costs primarily due to a fire at a Company warehouse in 2011 partially offset by $6 from legal matters.

Corporate and unallocated costs increased in 2011 compared to 2010 primarily due to a benefit of $20 in 2010 from the settlement of a legal dispute unrelated to the Company’s ongoing operations that did not recur in 2011 and increased insurance costs primarily due to a fire at a Company warehouse in 2011 partially offset by $15 of lower pension costs.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold (excluding depreciation and amortization) decreased from $7,120 in 2011 to $7,013 in 2012 primarily due to $207 from the impact of foreign currency translation partially offset by the impact of increased global beverage can sales unit volumes.

Cost of products sold, excluding depreciation and amortization, increased from $6,519 in 2010 to $7,120 in 2011, primarily due to increased global sales unit volumes, increased raw material costs and $166 from the impact of foreign currency translation.

DEPRECIATION AND AMORTIZATION

For the year ended December 31, 2012 compared to 2011, depreciation and amortization increased from $176 to $180 primarily due to the impact of recent capacity expansion which offset the impact of foreign currency translation. Depreciation and amortization increased from $172 in 2010 to $176 in 2011 primarily due to $4 from the impact of foreign currency translation.

The Company, with the assistance of a third party appraiser, recently completed an evaluation of the estimated useful lives of its two-piece and three-piece can-making equipment. As a result of the evaluation, effective January 1, 2013, the company increased the estimated useful lives of its can-making equipment to 18 years. The Company believes that the revised useful lives better reflect the actual useful lives of its can-making equipment. The Company currently expects 2013 depreciation and amortization to be approximately $150.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense decreased from $395 in 2011 to $382 in 2012 primarily due $11 from the impact of foreign currency translation.
Selling and administrative expense increased from $360 in 2010 to $395 in 2011 primarily due to $20 of benefit from the settlement of a legal dispute unrelated to the Company’s ongoing operations in 2010 that did not recur in 2011 and $10 from the impact of foreign currency translation.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. During 2012, 2011 and 2010 the Company recorded charges of $35, $28 and $46, respectively, to increase its accrual for asbestos-related costs and made asbestos-related payments of $28, $28 and $27, respectively. The Company expects 2013 payments to be generally consistent with prior years’ levels. See Note K to the consolidated financial statements for additional information regarding the provision for asbestos-related costs. Also see the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to asbestos liabilities.

Crown Holdings, Inc.

PROVISION FOR RESTRUCTURING

The Company recorded restructuring charges as follows.

	2012	2011	2010
North America Food	3	3	28
European Food	15	9	—
Asia Pacific	4	—	—
Other European operations	18	45	—
European Division Headquarters	3	20	14
Corporate	5	—	—
	$48	$77	$42

See Note M to the consolidated financial statements for additional information on these charges. See also the discussion of net sales and segment income above for information about the expected savings that may result from the recent restructuring actions in the Company's European Food and other European operations.
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
In January 2013, the Company issued $1,000 of 4.5% senior unsecured notes due 2023 and used the proceeds to repay $500 of indebtedness under its senior secured term loan facilities, to redeem all of its outstanding $400 7.625% senior secured notes due 2017, to pay related fees, premiums and expenses, and for general corporate purposes. In connection with the transactions, the Company expects to incur a charge of approximately $32 in the first quarter of 2013 for the related redemption premiums and write-off of deferred financing costs.
INTEREST EXPENSE
Interest expense decreased from $232 in 2011 to $226 primarily due to $4 from the impact of foreign currency translation.
Interest expense increased from $203 in 2010 to $232 in 2011 primarily due to $23 from higher average debt outstanding and $4 from the impact of foreign currency translation.

TAXES ON INCOME

The Company's effective income tax rate was as follows:

	2012	2011	2010
Income before income taxes	$636	$587	$614
Provision for / (benefit from) income taxes	(17)	194	165
Effective income tax rate	(2.7)%	33.0%	26.9%

The effective income tax rate in 2012 includes a benefit of $175, net of valuation allowance, related to the recognition of previously unrecognized U.S. foreign tax credits as discussed further in Note W to the consolidated financial statements. In addition, the effective tax rate includes a benefit of $10 from the receipt of non-taxable insurance proceeds related to the 2011 flooding in Thailand and the benefit of certain income tax incentives in Brazil as discussed further in Note W.

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

Crown Holdings, Inc.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests decreased from $114 in 2011 to $101 in 2012 primarily due to the acquisition of additional ownership interests in certain operations in China, Dubai, Greece, Jordan, Tunisia and Vietnam in the second half of 2011.

Net income attributable to noncontrolling interests decreased from $128 in 2010 to $114 in 2011 primarily due to the acquisition of additional ownership interests in certain operations in Beijing, Dubai, Greece, Jordan, Shanghai, Tunisia and Vietnam which offset increased earnings in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities increased from $379 in 2011 to $621 in 2012 primarily due to $301 of lower pension contributions in 2012 partially offset by higher net working capital.

Receivables increased from $948 in 2011 to $1,057 in 2012 and used cash of $113 in 2012 compared to $36 in 2011. The increase is primarily due to higher raw material costs, expansion in Asia and Brazil and mix of receivables. Days sales outstanding for trade receivables increased from 35 in 2011 to 39 in 2012. The increase is primarily due to mix of receivables and not an increase in overdues.

Inventories increased from $1,148 in 2011 to $1,166 in 2012 and used cash of $119 in 2011 compared to provided cash of $21 in 2012. In 2011, inventories used cash primarily due to higher raw material costs and increased inventory levels primarily due to capacity expansion in Asia and Brazil. In 2012, inventories provided cash primarily due to the Company's efforts to manage lower levels of inventory. Raw material costs did not have a significant impact on inventories at the end of 2012 compared to 2011.

Cash provided by operating activities decreased from $590 in 2010 to $379 in 2011 primarily due to $325 from increased pension contributions and $40 from increased interest payments in 2011, offset by $208 in 2010 from a change in accounting guidance requiring the Company’s securitization facilities and a portion of its factoring facilities to be accounted for as secured borrowings.

INVESTING ACTIVITIES

Cash used for investing activities decreased from $372 in 2011 to $362 in 2012. Capital expenditures, net of insurance proceeds related to flooding at the Company's beverage can plant in Thailand, decreased by $125. The decrease was partially offset by $78 in cash payments for business acquisitions, net of cash acquired, $23 in lower proceeds from sales of property, plant and equipment in 2012 and $8 from an increase in restricted cash. Currently, the Company expects capital expenditures of approximately $230 in 2013 which are to be funded primarily from cash flows from operations.

At December 31, 2012, the Company had $67 of capital commitments primarily related to capacity expansion in Cambodia, China and Vietnam and the rebuilding of its beverage can plant in Thailand which was damaged by severe flooding in 2011. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Cash used for investing activities increased from $281 in 2010 to $372 in 2011 primarily due to an increase in capital expenditures related to the Company’s beverage can capacity expansion projects in Brazil, China, Eastern Europe and Vietnam.

FINANCING ACTIVITIES

Cash used for financing activities was $254, $129 and $299 in 2012, 2011 and 2010, respectively.

In 2012, cash used for financing activities was primarily to repurchase shares of the Company’s common stock as described in Note O to the consolidated financial statements and to pay dividends to noncontrolling interests in the Company’s non-wholly owned subsidiaries in Asia, the Middle East and South America.

In 2011 and 2010, cash used for financing activities was primarily to repurchase shares of the Company’s common stock as described in Note O to the consolidated financial statements, purchase additional ownership interests in certain operations from noncontrolling interests as described in Note T to the consolidated financial statements, pay dividends to noncontrolling interests

Crown Holdings, Inc.

in the Company’s non-wholly owned subsidiaries in Asia, the Middle East and South America and additional borrowings made in 2011 to prefund $328 of pension obligations in the U.S. and Canada.

In 2010, cash flows from financing activities included an increase of $208 from a change in accounting guidance requiring the Company’s securitization facilities and a portion of its factoring facilities to be accounted for as secured borrowings.

Other financing activities, in each year, is primarily cash settlements of foreign currency derivatives used to hedge intercompany debt obligations.

LIQUIDITY

As of December 31, 2012, $319 of the Company's $350 cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $118 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company may be required to record incremental U.S. taxes on the repatriated funds.

The Company funds its worldwide cash needs through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring facilities. As of December 31, 2012, the Company has available capacity of $100 under its North American securitization facility, $41 under its European securitization facility and $1,104 under its revolving credit facilities. The Company has current maturities of long-term debt of $115 due in 2013 and is not required to refinance or renegotiate any of its current sources of liquidity in 2013. As described in Note Y to the consolidated financial statements, in January 2013, the Company issued $1,000 of 4.5% senior unsecured notes due 2023 and used the proceeds to redeem all of its outstanding $400 senior notes due 2017, to repay $500 of indebtedness under its senior secured term loan facilities, to pay related redemption premiums, fees and expenses and for general corporate purposes.

The Company has substantial debt outstanding. The ratio of total debt, less cash and cash equivalents, to total capitalization was 96.4% and 108.1%, at December 31, 2012 and 2011, respectively. Total capitalization is defined by the Company as total debt plus total equity, less cash and cash equivalents. Total debt increased in 2012 primarily due to the acquisitions completed during the year as described in Note S to the consolidated financial statements and $34 from the impact of foreign currency translation. However, the ratio improved because total capitalization increased as the Company's total equity improved from a deficit in 2011 as described further below under Common Stock and Other Equity.

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

The Company’s revolving credit facility and term loans also contain various financial covenants. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense. Adjusted EBITDA is calculated as the sum of net income attributable to Crown Holdings, net income attributable to noncontrolling interests, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s interest coverage ratio of 4.5 to 1.0 at December 31, 2012 was in compliance with the covenant requiring a ratio of at least 2.85 to 1.0. The total net leverage ratio is calculated as total net debt divided by Adjusted EBITDA, as defined above. Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. The Company’s total net leverage ratio of 2.9 to 1.0 at December 31, 2012 was in compliance with the covenant requiring a ratio no greater than 4.0 to 1.0. The ratios are calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Adjusted EBITDA and interest expense for the most recent twelve months. Failure to meet the financial covenants could result in the acceleration of any outstanding amounts due under the revolving credit facilities, term loan agreements and senior notes due 2018 and 2021. In addition, the interest rate on the revolving credit facilities can vary from EURIBOR or

Crown Holdings, Inc.

LIBOR plus a margin of 1.75% up to 2.25% based on the total net leverage ratio. The term loans bear interest of LIBOR or EURIBOR plus 1.75%.

Following the January 2013 debt issuance and repayments described in Note Y to the consolidated financial statements, the Company’s current sources of liquidity and borrowings expire or mature as follows: its $200 North American securitization facility in December 2015; its €110 ($144) European securitization facility in July 2017; its $1,200 revolving credit facilities in June 2015; its €500 ($659) 7.125% senior notes in August 2018; its $700 6.25% senior notes in February 2021; its $1,000 4.50% senior notes in January 2023; its $350 7.375% senior notes in December 2026; its $64 7.5% senior notes in December 2096; and $283 of other indebtedness in various currencies at various dates through 2019. In addition the Company’s term loan facilities mature as follows: $46 in June 2013, $91 in June 2014, $137 in June 2015 and $138 in June 2016.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2012 are summarized in the table below.

	Payments Due by Period
	2013	2014	2015	2016	2017	2018 & after	Total
Long-term debt	$115	$183	$195	$720	$416	$1,784	$3,413
Interest on long-term debt	189	184	178	172	153	122	998
Operating leases	53	38	28	20	16	62	217
Projected pension contributions	85	84	134	120	145		568
Postretirement obligations	27	23	23	23	22	105	223
Purchase obligations	2,747	1,215	650				4,612
Total contractual cash obligations	$3,216	$1,727	$1,208	$1,055	$752	$2,073	$10,031

All amounts due in foreign currencies are translated at exchange rates as of December 31, 2012.

Interest on long-term debt is presented through 2018 only and represents the interest that will accrue by year based on interest rates in effect as of December 31, 2012. Interest on the Company’s revolving credit facility is calculated based on $45 of outstanding borrowings as of December 31, 2012.

Projected pension contributions represent the Company's expected funding contributions for the next five years. Postretirement obligations represent expected payments to retirees for medical and life insurance coverage for the next ten years. These projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover and have therefore been provided for only five years for pension and ten years for postretirement.

Purchase obligations include commitments for raw materials and utilities at December 31, 2012. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

The table above excludes $35 of liabilities for unrecognized tax benefits because the Company is unable to estimate when these amounts may be paid, if at all. See Note W to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash, exchange shares of its common stock for the Company’s outstanding notes and debentures, or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of then existing market conditions and may determine not to pursue such transactions.

 MARKET RISK

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates, interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its

Crown Holdings, Inc.

access to them in the financial markets and its use of other methods, such as netting exposures for foreign exchange risk and establishing sales arrangements that permit the pass-through to customers of changes in commodity prices and foreign exchange rates, to effectively achieve its goal of risk reduction. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow.

The Company manages foreign currency exposures at the operating unit level. Exposures that cannot be naturally offset within an operating unit may be hedged with derivative financial instruments where possible and cost effective in the Company’s judgment. Foreign exchange contracts generally mature within twelve months.

The table below provides information in U.S. dollars as of December 31, 2012 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
U.S. dollars/Euro	$52	$(1)	1.30
Sterling/Euro	128	(1)	0.80
Euro/Sterling	457	2	0.81
Euro/U.S. dollars	508	4	1.31
U.S. dollars/Sterling	11	—	1.60
Sterling/U.S. dollars	27	—	1.59
U.S. dollars/Thai Baht	47	(1)	31.16
Euro/Polish Zloty	19	—	4.09
Euro/Moroccan Dirham	17	—	11.21
Singapore dollars/U.S. dollars	62	—	1.22
Euro/Singapore dollars	65	2	1.58
Malaysia Ringgit/ U.S. dollars	13	—	3.05
Polish Zloty/Euro	13	$—	4.08
	$1,419	$5

At December 31, 2012, the Company had additional contracts with an aggregate notional value of $81 to purchase or sell other currencies, primarily Asian currencies, including the Hong Kong dollar, European currencies, including the Hungarian forint and Turkish Lira and African currencies, including the Tunisian dinar. The aggregate fair value of these contracts was a gain of $1.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations as of December 31, 2012. Variable interest rates disclosed represent the weighted average rates at December 31, 2012.

	Year of Maturity
Debt	2013	2014	2015	2016	2017	Thereafter
Fixed rate	$54	$53	$30	$12	$408	$1,784
Average interest rate	5.0%	5.5%	5.6%	6.2%	7.6%	6.8%
Variable rate	$322	$130	$165	$708	$8	—
Average interest rate	2.1%	2.8%	2.6%	2.5%	2.7%	3.6%

Total future payments at December 31, 2012 include $2,436 of U.S. dollar-denominated debt, $1,089 of euro-denominated debt and $149 of debt denominated in other currencies.

The Company uses various raw materials, such as steel and aluminum in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2012, consumption of steel and aluminum represented 26% and 38%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers.

Crown Holdings, Inc.

The Company may, however, be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term.

In addition, the Company's manufacturing facilities are dependent, in varying degrees, upon the availability of water and processed energy, such as natural gas and electricity.

Aluminum, a basic raw material used by the Company, is subject to the risk of significant price fluctuations which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $434 and a fair value loss of $14. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers to manage exposure to price volatility.

See Note R to the consolidated financial statements for further information on the Company’s derivative financial instruments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note L to the consolidated financial statements. The Company also utilizes receivables securitization and factoring facilities and derivative financial instruments as further discussed under Note C and Note R, respectively, to the consolidated financial statements.

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

See Note L to the consolidated financial statements for additional information on environmental matters including the Company's accrual for environmental remediation costs.

COMMON STOCK AND OTHER EQUITY

In 2012, total equity increased as follows:

Beginning balance	$(239)
Net income	658
Other comprehensive loss	(19)
Dividends paid to noncontrolling interests	(79)
Contributions from noncontrolling interests	17
Acquisition of business	7
Stock-based compensation	18
Common stock issued	17
Common stock repurchased	(257)
Ending balance	$123

Crown Holdings, Inc.

During 2012, 2011 and 2010, the Company repurchased 6,954,968, 7,965,176 and 7,959,707 shares of its common stock, respectively.

The share repurchases were made pursuant to authorizations from the Company's Board of Directors. In December of 2012, the Company's Board of Directors authorized the repurchase of an aggregate amount of $800 of the Company's common stock through the end of 2014. This authorization supersedes the previous authorization. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.

Total common shares outstanding were 143,136,473 at December 31, 2012 and 148,449,293 at December 31, 2011.

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

Asbestos Liabilities

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the nature of future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the alleged link to Crown Cork), the terms of settlements of other defendants with asbestos-related liabilities, bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants), potential liabilities for claims filed after the Company’s ten-year projection period and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed). See Note K to the consolidated financial statements for additional information regarding the provision for asbestos-related costs.

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

The five year average settlement cost per claim was $10,600, $8,200 and $7,500 for 2012, 2011 and 2010, respectively. The increase in average settlement cost per claim is primarily explained as follows. Crown Cork's settlement pool continues to include a higher percentage of claims alleging serious disease (primarily mesothelioma and other malignancies) which are settled for higher amounts. In addition, claims alleging serious disease have made up a higher percentage of claims filed and therefore a higher percentage of claims projected into the future. For example, of the projected claims related to claimants alleging first exposure to asbestos before or during 1964 and filed in states that have not enacted asbestos legislation, 54%, 45% and 42% in 2012, 2011 and 2010 respectively, relate to claims alleging serious diseases.

Crown Holdings, Inc.

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

In 2012, the Company recorded a charge of $35 primarily due to the impact of including an additional year of settlement and legal costs in its projection period and the impact of valuing outstanding and projected claims, which include a higher percentage of claims alleging serious disease, at higher average settlement amounts.

During 2012, 2011 and 2010, the Company made asbestos-related payments of $28, $28 and $27, respectively. If the recent trend of settling a higher percentage of claims alleging serious disease (primarily mesothelioma and other malignancies) which are settled for higher amounts continues, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company may record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2012 by $25 for the following ten-year period. A 10% increase or decrease in these two factors at the same time would increase or decrease the estimated liability at December 31, 2012 by $52 and $47, respectively, for the following ten-year period.

Goodwill Impairment

The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. In accordance with the accounting guidance, the Company may first perform a qualitative assessment on none, some, or all of its reporting units to determine whether further quantitative impairment testing is necessary. Factors that the Company may consider in its qualitative assessment include, but are not limited to, general economic conditions, changes in the markets in which the Company operates, changes in input costs that may affect earnings and cash flows, trends over multiple periods and the difference between the reporting unit's fair value and carrying amount as determined in the most recent fair value calculation.

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

The terminal value at the end of the five years is the product of the forecasted Adjusted EBITDA at the end of the five year period and the trading multiple. The Company used an EBITDA multiple of 7.5 times and a discount rate of 6.5% in its 2012 review. The assumed EBITDA multiple increased from the 7.0 times used in 2011 due to increased multiples of recent transactions in the industry. The discount rate decreased from the 7.4% used in 2011 due to a decrease in the weighted average cost of capital of companies in the packaging industry.

The Company completed its annual review for 2012 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur. Based upon the Company’s qualitative and quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, the Company did not have any reporting unit at the end of 2012 whose fair value did not materially exceed its carrying value except for its European Aerosols reporting unit.

Crown Holdings, Inc.

As of December 31, 2012, the estimated fair value of the European Aerosols reporting unit, using the methods and assumptions described above, was 22% higher than its carrying value, and the reporting unit had $151 of goodwill. The maximum potential effect of weighting the two valuation methods other than equally would have been to increase or decrease the estimated fair value by $9. Assuming all other factors remain the same, a $1 change in forecasted annual Adjusted EBITDA changes the excess of estimated fair value over carrying value by $8; a change of 0.5 in the assumed EBITDA multiple changes the excess of estimated fair value over carrying value by $12; and an increase in the discount rate from 6.5% to 7.5% changes the excess of estimated fair value over carrying value by $4. The projections used in the Company's analysis did not assume a significant recovery in sales unit volumes in 2013 but, did assume that the Company will be able to realize the anticipated savings from its headcount and capacity reductions initiated in the fourth quarter of 2011. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $151 could be recorded.

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

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $97 in 2012 and currently projects its 2013 pension expense to be $78 using foreign currency exchange rates in effect at December 31, 2012.

The rate of return assumptions are reviewed at each measurement date based on the pension plans’ investment policies, current asset allocations and an analysis of the historical returns of the capital markets.

The U.S. plan’s assumed rate of return was 8.0 % in 2012 and is 8.0% in 2013. The U.K. plan’s assumed rate of return was 6.25% in 2012 and is 5.75% in 2013. The assumed rate of return for 2013 was calculated on a similar basis to 2012 as described in Note V to the consolidated financial statements.

A 0.25% change in the expected rates of return would change 2013 pension expense by approximately $11.

Crown Holdings, Inc.

Discount rates were selected using a method that matches projected payouts from the plans with zero-coupon AA bond yield curves in the respective currencies. The yield curves were constructed from the underlying bond price and yield data collected as of the plans’ measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the AA bond universe, apportioned into distinct maturity groups. These individual discount rates were then converted into a single equivalent discount rate. To assure that the resulting rates can be achieved by the plan, only bonds with sufficient capacity that satisfy certain criteria and are expected to remain available through the period of maturity of the plan benefits were used to develop the discount rate. A 0.25% change in the discount rates from those used at December 31, 2012 would change 2013 pension expense by approximately $4 and postretirement expense by approximately $1. A 0.25% change in the discount rates from those used at December 31, 2012 would have changed the pension benefit obligation by approximately $159 and the postretirement benefit obligation by $9 as of December 31, 2012. See Note V to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2012, the Company had pre-tax unrecognized net losses in other comprehensive income of $2,517 related to its pension plans and a net gain of $112 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. For example, the unrecognized net loss in the Company’s pension plans included a current year gain of $116 due to actual asset returns greater than expected returns and a loss of $411 primarily due to lower discount rates at the end of 2012 compared to 2011. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2012 included charges of $117 for the amortization of unrecognized net losses, and the Company estimates charges of $127 in 2013. The unrecognized net losses in the pension plans as of December 31, 2012 include $1,248 in the U.K. defined benefit plan, $1,025 in the U.S defined benefit plans and $237 in the Canadian defined benefit plans. Amortizable losses in the U.K. plan are being recognized over 22 years, representing the average expected life of inactive employees as over 90% of the plan participants are inactive and the fund is closed to new participants. Amortizable losses in the U.S. plans are being recognized over the average remaining service life of active participants of 15 years. Amortizable losses in the Canadian plans are being recognized over the average remaining service life of active participants of 9 years. An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2013 by $11. A decrease of 10% in the number of years would increase the estimated charge for 2013 by $14.

Unrecognized net loss of $157 in the Company’s other postretirement benefit plans as of December 31, 2012, primarily include $131 in the U.S. plans, with the amortizable portion being recognized over the average remaining service life of active participants of 8 years. The Company’s other postretirement benefits expense for the year ended December 31, 2012 included a loss of $14 for the amortization of unrecognized net losses, and the Company estimates losses of $16 in 2013. An increase of 10% in the number of years used to amortize the unrecognized losses in each plan would decrease the estimated charge for 2013 by $1. A decrease of 10% in the number of years would increase the estimated charge for 2013 by $2.

RECENT ACCOUNTING GUIDANCE

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures are intended to enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. Accordingly, these changes will first impact the Company's disclosures for the period ended March 31, 2013.

In February 2013, the FASB issued changes to the disclosure of amounts reclassified out of accumulated other comprehensive income. The changes require an entity to present in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. These changes will be applied prospectively for interim and annual periods beginning on or after December 15, 2012. Accordingly, these changes will first impact the Company's disclosures for the period ended March 31, 2013.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to expand successfully in international and emerging markets; the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; the impact of the ongoing European Sovereign debt crisis; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; restrictions on the Company’s use of available cash under its debt agreements; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges), tax rates and tax laws (including with respect to taxation of unrepatriated non-U.S. earnings or as a result of the depletion of net loss carryforwards); the impact of health care reform in the U.S.; the impact of foreign trade laws and practices; the collectability of receivables; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, including in the Company’s Middle East operations, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, energy, water, inks and coatings) and the Company’s ability to pass raw material, energy and freight price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of price increases; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the impact of state legislation dealing with asbestos liabilities and any litigation challenging that legislation and any future state or federal legislation dealing with asbestos liabilities); the Company’s ability to realize deferred tax benefits; changes in the Company’s critical or other accounting policies or the assumptions underlying those policies; labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and difficulties related to the acquisition of a business and integration of acquired businesses; the impact of any potential dispositions, acquisitions or other strategic realignments, which may impact the Company’s operations, financial profile, investments or levels of indebtedness; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to achieve high capacity utilization rates for its equipment; the Company’s ability to maintain, develop and capitalize on competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology; the Company’s ability to protect its information technology systems from attacks or catastrophic failure; the strength of the Company’s cyber-security; the Company’s ability to generate sufficient production capacity; the Company’s ability to improve and expand its existing product and product lines; the impact of overcapacity on the end-markets the Company serves; loss of customers, including the loss of any significant customers; changes in consumer preferences for different packaging products; the financial condition of the Company’s vendors and customers; weather conditions, including their effect on demand for beverages and on crop yields for

Crown Holdings, Inc.

fruits and vegetables stored in food containers; the impact of natural disasters, including in emerging markets; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; the impact of increased governmental regulation on the Company and its products, including the regulation or restriction of the use of bisphenol-A; the impact of the Company’s initiative to generate additional cash, including the reduction of working capital levels and capital spending; the ability of the Company to realize cost savings from its restructuring programs; the Company’s ability to maintain adequate sources of capital and liquidity; costs and payments to certain of the Company’s executive officers in connection with any termination of such executive officers or a change in control of the Company; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; and changes in the Company’s strategic areas of focus, which may impact the Company’s operations, financial profile or levels of indebtedness.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, PA
March 1, 2013

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

For the Years Ended December 31	2012	2011	2010
Net sales	$8,470	$8,644	$7,941
Cost of products sold, excluding depreciation and amortization	7,013	7,120	6,519
Depreciation and amortization	180	176	172
Gross profit	1,277	1,348	1,250
Selling and administrative expense	382	395	360
Provision for asbestos	35	28	46
Provision for restructuring	48	77	42
Asset impairments and sales	(42)	6	(18)
Loss from early extinguishments of debt	—	32	16
Interest expense	226	232	203
Interest income	(7)	(11)	(9)
Translation and foreign exchange	(1)	2	(4)
Income before income taxes and equity earnings	636	587	614
Provision for / (benefit from) income taxes	(17)	194	165
Equity earnings in affiliates	5	3	3
Net income	658	396	452
Net income attributable to noncontrolling interests	(101)	(114)	(128)
Net income attributable to Crown Holdings	$557	$282	$324

Earnings per common share attributable to Crown Holdings:
Basic	$3.81	$1.86	$2.03
Diluted	$3.75	$1.83	$2.00

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the Years Ended December 31	2012	2011	2010
Net income	$658	$396	$452

Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	76	(54)	(31)
Pension and other postretirement benefits	(135)	(120)	(74)
Derivatives qualifying as hedges	40	(93)	11
Total other comprehensive loss	(19)	(267)	(94)

Total comprehensive income	639	129	358

Net income attributable to noncontrolling interests	(101)	(114)	(128)
Translation adjustments attributable to noncontrolling interests	(1)	(2)	6
Derivatives qualifying as hedges attributable to noncontrolling interests	(4)	6	1
Comprehensive income attributable to Crown Holdings	$533	$19	$237

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2012	2011
Assets
Current assets
Cash and cash equivalents	$350	$342
Receivables, net	1,057	948
Inventories	1,166	1,148
Prepaid expenses and other current assets	177	165
Total current assets	2,750	2,603

Goodwill	1,998	1,952
Property, plant and equipment, net	1,995	1,751
Other non-current assets	747	562
Total	$7,490	$6,868

Liabilities and equity
Current liabilities
Short-term debt	$261	$128
Current maturities of long-term debt	115	67
Accounts payable and accrued liabilities	2,142	2,090
Total current liabilities	2,518	2,285

Long-term debt, excluding current maturities	3,289	3,337
Postretirement and pension liabilities	1,098	996
Other non-current liabilities	462	489
Commitments and contingent liabilities (Note L)

Equity/(deficit)

Noncontrolling interests	285	234

Preferred stock, authorized: 30,000,000; none issued (Note O)	—	—
Common stock, par value: $5.00; authorized: 500,000,000 shares; issued:
185,744,072 shares (Note O)	929	929
Additional paid-in capital	668	863
Accumulated earnings	1,069	512
Accumulated other comprehensive loss	(2,614)	(2,590)
Treasury stock at par value (2012 - 42,607,599 shares; 2011 - 37,294,779 shares)	(214)	(187)
Crown Holdings shareholders’ deficit	(162)	(473)
Total equity/(deficit)	123	(239)
Total	$7,490	$6,868

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the Years Ended December 31	2012	2011	2010
Cash flows from operating activities
Net income	$658	$396	$452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	176	172
Provision for restructuring	48	77	42
Asset impairments and sales	(42)	6	(18)
Pension expense	97	97	112
Pension contributions	(102)	(404)	(79)
Stock-based compensation	18	18	20
Deferred income taxes	(101)	83	52
Changes in assets and liabilities:
Receivables	(113)	(36)	(255)
Inventories	21	(119)	(119)
Accounts payable and accrued liabilities	(6)	100	159
Asbestos liabilities	7	—	19
Other, net	(44)	(15)	33
Net cash provided by operating activities	621	379	590
Cash flows from investing activities
Capital expenditures	(324)	(401)	(320)
Insurance proceeds	48	—	—
Acquisition of businesses, net of cash acquired	(78)	—	—
Proceeds from sale of businesses, net of cash sold	—	4	7
Proceeds from sale of property, plant and equipment	3	26	32
Other	(11)	(1)	—
Net cash used for investing activities	(362)	(372)	(281)
Cash flows from financing activities
Proceeds from long-term debt	110	1,770	745
Payments of long-term debt	(66)	(1,069)	(734)
Net change in revolving credit facility and short-term debt	28	(192)	278
Debt issue costs	—	(22)	(31)
Common stock issued	15	11	13
Common stock repurchased	(257)	(312)	(255)
Purchase of noncontrolling interests	(4)	(202)	(169)
Dividends paid to noncontrolling interests	(79)	(104)	(112)
Other	(1)	(9)	(34)
Net cash used for financing activities	(254)	(129)	(299)
Effect of exchange rate changes on cash and cash equivalents	3	1	(6)
Net change in cash and cash equivalents	8	(121)	4
Cash and cash equivalents at January 1	342	463	459
Cash and cash equivalents at December 31	$350	$342	$463

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2010	$929	$1,536	$(94)	$(2,255)	$(122)	$(6)	$389	$383
Net income			324			324	128	452
Other comprehensive income / (loss)				(87)		(87)	(7)	(94)
Dividends paid to noncontrolling interests							(112)	(112)
Restricted stock awarded		(3)			3
Stock-based compensation		20				20		20
Common stock issued		7			6	13		13
Common stock repurchased		(215)			(40)	(255)		(255)
Purchase of noncontrolling interests		(114)		9		(105)	(64)	(169)
Sale of business							(9)	(9)
Balance at December 31, 2010	$929	$1,231	$230	$(2,333)	$(153)	$(96)	$325	$229
Net income			282			282	114	396
Other comprehensive income / (loss)				(263)		(263)	(4)	(267)
Dividends paid to noncontrolling interests							(104)	(104)
Contribution from noncontrolling interests							2	2
Restricted stock awarded		(2)			2
Stock-based compensation		18				18		18
Common stock issued		7			4	11		11
Common stock repurchased		(272)			(40)	(312)		(312)
Purchase of noncontrolling interests		(119)		6		(113)	(99)	(212)
Balance at December 31, 2011	$929	$863	$512	$(2,590)	$(187)	$(473)	$234	$(239)
Net income			557			557	101	658
Other comprehensive income / (loss)				(24)		(24)	5	(19)
Dividends paid to noncontrolling interests							(79)	(79)
Contribution from noncontrolling interests							17	17
Acquisition of business							7	7
Restricted stock awarded		(2)			2			—
Stock-based compensation		18				18		18
Common stock issued		11			6	17		17
Common stock repurchased		(222)			(35)	(257)		(257)
Balance at December 31, 2012	$929	$668	$1,069	$(2,614)	$(214)	$(162)	$285	$123
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

Crown Holdings, Inc.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectability, generally focusing on those accounts that are past due. The current year expense to adjust the allowance for doubtful accounts is recorded within cost of products sold in the consolidated statements of operations. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

Inventory Valuation. Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method and for non-U.S. inventories under the FIFO or average cost method.

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

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets described below (in years). The Company periodically reviews the estimated useful lives of its PP&E and, where appropriate, changes are made prospectively.

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

Crown Holdings, Inc.

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

Research and Development. Net research, development and engineering costs of $43, $43 and $42 in 2012, 2011 and 2010, respectively, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Recent Accounting and Reporting Pronouncements. In January 2012, the Company adopted changes issued by the FASB to the presentation of comprehensive income. These changes give companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The changes eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Other than changes to presentation, these changes had no impact on the Company's consolidated financial statements.

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

B. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

	2012	2011
Pension and postretirement adjustments	$(1,954)	$(1,819)
Cumulative translation adjustments	(648)	(723)
Derivatives qualifying as hedges	(12)	(48)
	$(2,614)	$(2,590)

Crown Holdings, Inc.

C. Receivables

	2012	2011
Accounts receivable	$922	$834
Less: allowance for doubtful accounts	(37)	(37)
Net trade receivables	885	797
Miscellaneous receivables	172	151
	$1,057	$948

At December 31, 2012, the Company had a receivable of $43 with a customer in its European Food business who has experienced financial difficulty. The customer entered into a reorganization plan which included receiving additional capital from new investors and merging with a competitor. As part of the plan, the customer is in the process of raising additional capital which it expects to complete in 2013. The Company has agreed to settlement terms with the customer and expects the receivable to be fully paid.

The Company uses receivables securitization facilities in the normal course of business as part of managing its cash flows. In North America, the Company has a $200 securitization facility that matures in December, 2015. In Europe, the Company has a €110 ($144 at December 31, 2012) securitization facility that matures in July, 2017. The Company has determined that transactions under these facilities do not qualify for sale accounting and has therefore accounted for the transactions as secured borrowings with the receivables and associated liabilities recognized in the Company’s Consolidated Balance Sheets.

In addition, the Company uses receivables factoring arrangements in the normal course of business as part of managing its cash flows. Under these arrangements, the Company sells its entire interest in specified receivables to various third parties. Where the Company has surrendered control over factored receivables, the Company has accounted for the transfers as sales.

The Company’s continuing involvement in factored receivables accounted for as sales is limited to servicing the receivables. The Company receives adequate compensation for servicing the receivables and no servicing asset or liability is recorded.

At December 31, the amounts securitized or factored were as follows:

	2012	2011
Accounted for as secured borrowings	$216	$113
Accounted for as sales	$312	$297

In 2012, 2011and 2010, the Company recorded expenses related to securitization and factoring facilities of $8, $10 and $10 as interest expense.

Collections from customers on securitized or factored receivables and related fees and costs are included in operating activities in the Consolidated Statements of Cash Flows. Proceeds and repayments related to securitization or factoring transactions that do not qualify for sale accounting are included in financing activities in the Consolidated Statements of Cash Flows.

D. Inventories

	2012	2011
Raw materials and supplies	$602	$602
Work in process	128	136
Finished goods	436	410
	$1,166	$1,148

Crown Holdings, Inc.

E. Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2012 and 2011 were as follows:

	Americas Beverage	North America Food	European Beverage	European Food	Non-reportable Segments	Total
Balance at January 1, 2011:
Goodwill	$457	$162	$743	$1,300	$298	$2,960
Accumulated impairment losses	(29)		(73)	(724)	(150)	(976)
Net	428	162	670	576	148	1,984
Foreign currency translation	(2)		(11)	(16)	(3)	(32)

Balance at December 31, 2011:
Goodwill	455	162	732	1,284	295	2,928
Accumulated impairment losses	(29)		(73)	(724)	(150)	(976)
Net	426	162	659	560	145	1,952
Foreign currency translation	2	2	19	14	9	46

Balance at December 31, 2012:
Goodwill	457	164	751	1,298	304	2,974
Accumulated impairment losses	(29)		(73)	(724)	(150)	(976)
Net	$428	$164	$678	$574	$154	$1,998

F. Property, Plant and Equipment

	2012	2011
Buildings and improvements	$923	$806
Machinery and equipment	4,576	4,195
Land and improvements	140	136
Construction in progress	185	211
	5,824	5,348
Less: accumulated depreciation and amortization	(3,829)	(3,597)
	$1,995	$1,751

G. Other Non-Current Assets

	2012	2011
Deferred taxes	$577	$452
Debt issue costs	40	49
Investments	30	25
Fair value of derivatives	1	—
Other	99	36
	$747	$562

The investments caption includes the Company’s investments accounted for by the equity method and the cost method.

Crown Holdings, Inc.

H. Accounts Payable and Accrued Liabilities

	2012	2011
Trade accounts payable	$1,469	$1,393
Salaries, wages and other employee benefits, including pension and postretirement	168	164
Accrued taxes, other than on income	117	105
Fair value of derivatives	27	76
Accrued interest	47	45
Asbestos liabilities	25	25
Income taxes payable	12	13
Deferred taxes	12	10
Restructuring	70	58
Other	195	201
	$2,142	$2,090

I. Other Non-Current Liabilities

	2012	2011
Asbestos liabilities	$231	$224
Deferred taxes	23	27
Postemployment benefits	37	44
Income taxes payable	29	32
Environmental	12	12
Fair value of derivatives	3	6
Other	127	144
	$462	$489

Income taxes payable includes uncertain tax positions as discussed in Note W.

J. Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain of the leases contain renewal or purchase options, but the leases do not contain significant contingent rental payments, escalation clauses, rent holidays, rent concessions or leasehold improvement incentives. Under long-term operating leases, minimum annual rentals are $53 in 2013, $38 in 2014, $28 in 2015, $20 in 2016, $16 in 2017 and $62 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $5 due under non-cancelable subleases. Rental expense (net of sublease rental income) was $63, $62 and $60 in 2012, 2011 and 2010, respectively. The Company did not have any significant capital leases at December 31, 2012.

K.	Asbestos-Related Liabilities

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

Crown Holdings, Inc.

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

The Company further cautions that an adverse ruling in any litigation relating to the constitutionality or applicability to Crown Cork of one or more statutes that limits the asbestos-related liability of alleged defendants like Crown Cork could have a material impact on the Company.

The Company's approximate claims activity for the years ended 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Beginning claims	50,000	50,000	50,000
New claims	3,000	2,000	2,000
Settlements or dismissals	(2,000)	(2,000)	(2,000)
Ending claims	51,000	50,000	50,000

The Company's cash payments during the years ended 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Asbestos-related payments	$28	$28	$27
Settled claims payments (included in asbestos-related payments above)	20	20	17

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2012 and December 31, 2011, the Company's outstanding claims were:

	2012	2011
Claimants alleging first exposure after 1964	15,000	15,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	2,000	2,000
Other states that have enacted asbestos legislation	6,000	5,000
Other states	15,000	15,000
Total claims outstanding	51,000	50,000

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

With respect to post-1964 claims, regardless of the existence of asbestos legislation, the Company does not include in its accrual any amounts for settlement of these claims because of increased difficulty of establishing identification of relevant insulation products as the cause of injury. Given its settlement experience with post-1964 claims, the Company does not believe that an adverse ruling in the Texas or Pennsylvania asbestos litigation cases, or in any other state that has enacted asbestos legislation, would have a material impact on the Company with respect to such claims.

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2012	2011	2010
Total claims	19%	18%	18%
Pre-1964 claims in states without asbestos legislation	36%	33%	31%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2012.

As of December 31, 2012, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $256, including $204 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2022. The Company’s accrual excludes potential costs for claims beyond 2022 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

Approximately 88% of the claims outstanding at the end of 2012 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 11% were filed by plaintiffs who claim damages of less than $5; approximately 1% were filed by plaintiffs who claim damages from $5 to less than $100 (90% of whom claim damages less than $25) and 3 were filed by plaintiffs who claim damages in excess of $100.

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

The Company's Italian subsidiaries have received assessments for value added taxes and related income taxes from the Italian tax authorities and expect to receive additional assessments for value added taxes resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004 through 2007 and additional assessments are expected to cover tax periods 2007 through 2009.  The expected total assessments are approximately €25 ($33 at December 31, 2012) plus any applicable interest and penalties which the Company estimates may be up to approximately €50 ($66 at December 31, 2012). In early 2012, the Company received one favorable ruling and two unfavorable rulings from lower level Italian courts related to these assessments. These rulings have been appealed. In the fourth quarter of 2012, the Company settled an assessment with respect to 2007 taxes for approximately €2 ($3 at December 31, 2012). In February 2013, the Company entered into an additional settlement with respect to a 2005 tax assessment for approximately €2 ($3 at December 31, 2012). As of December 31, 2012, the Company has accrued $14 related to the assessments. While the Company believes it has meritorious defenses to the remaining Italian tax claims, it is reasonably possible that the Company could incur a loss in excess of its accrual. The Company cannot reasonably estimate the possible loss or range of losses because the application of penalties under Italian law is complex and the amount assessed by the Italian authorities is discretionary.  Settlement discussions with the Italian tax authorities are ongoing. The Company intends to continue disputing the assessments with respect to the open matters in judicial proceedings barring any settlement with the Italian tax authorities. There can be no assurance the Company will be successful in settling these matters or prevailing in judicial proceedings, or that the final amount of any additional taxes and related interest and penalties payable to the Italian tax authorities in such settlement or judicial proceedings will be under the Company's accrual.

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

At December 31, 2012, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $10. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 2012, the Company also had guarantees of $40 related to the residual values of leased assets.

Crown Holdings, Inc.

M.	Restructuring

The Company recorded restructuring charges as follows:

	2012	2011	2010
North America Food	$3	$3	$28
European Food	15	9	—
Asia Pacific	4	—	—
Other European operations	18	45	—
European Division Headquarters	3	20	14
Corporate	5	—	—
	$48	$77	$42

Restructuring charges by type are as follows:

	2012	2011	2010
Termination benefits	$35	$56	$20
Other exit costs	13	21	12
Asset write-downs	—	—	10
	$48	$77	$42

European Division Headquarters

As of December 31, 2012, the Company incurred costs of $37 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Asset writedowns	Total
Balance at December 31, 2010	$8	$2	$—	$10
Provisions	1	19	—	20
Payments made	(8)	(2)	—	(10)
Foreign currency translation	(1)	—	—	$(1)
Balance at December 31, 2011	—	19	—	19
Provisions	—	3	—	3
Payments	—	—	—	—
Foreign currency translation	—	—	—	—
Balance at December 31, 2012	$—	$22	$—	$22

Other exit costs represent the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay these costs over the next 3 years.

European Food

In 2011, the Company recorded a charge of $9 to reduce manufacturing capacity and headcount in its European Food segment. In 2012, the Company continued to monitor capacity and identified additional restructuring actions to improve profitability. As a result, the Company recorded additional restructuring charges of $15 to further reduce capacity and headcount. These actions combined are expected to reduce headcount by approximately 285 and to eliminate approximately 7% of the business' capacity. Due to the similar nature of these actions, the Company has combined in the rollforward presented below. The Company expects to incur future additional charges of $5 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $29. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

Crown Holdings, Inc.

	Termination benefits	Other exit costs	Asset writedowns	Total
Balance at December 31, 2010	$7	$—	$—	$7
Provisions	9	—	—	9
Payments made	(4)	—	—	(4)
Foreign currency translation	(2)	—	—	(2)
Balance at December 31, 2011	10	—	—	10
Provisions	14	1	—	15
Payments	(7)	(1)	—	(8)
Foreign currency translation	1	—	—	1
Balance at December 31, 2012	$18	$—	$—	$18

Other European operations

In 2011, the Company recorded a charge of $45 to reduce manufacturing capacity and headcount in other European operations primarily its European Aerosol and Specialty Packaging businesses. In 2012, the Company continued to monitor capacity and identified additional restructuring actions to improve profitability. As a result, the Company recorded additional restructuring charges of $18 to further reduce capacity and headcount. These actions combined are expected to reduce headcount by approximately 474 and to eliminate approximately 20% of the businesses' capacity. Due to the similar nature of these actions, the Company has combined in the rollforward presented below. The Company expects to incur future additional charges of $5 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $68. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.
The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Asset writedowns	Total
Balance at December 31, 2010	$2	$—	$—	$2
Provisions	45	—	—	45
Payments made	(1)	—	—	(1)
Foreign currency translation	(1)	—	—	(1)
Balance at December 31, 2011	45	—	—	45
Provisions	15	3	—	18
Payments made	(23)	(3)	—	(26)
Foreign currency translation	—	—	—	—
Balance at December 31, 2012	$37	$—	$—	$37

Other

As of December 31, 2012, the accrual balance related to restructuring actions in North America Food was $1, Asia Pacific was $2 and Corporate was $5. These amounts relate to termination benefits for actions taken in 2012 and are expected to be paid in 2013.

N.	Asset Impairments and Sales

During 2012, the Company recognized a net gain of $42 for asset impairments and sales including $31 related to insurance proceeds received for property damage incurred in the 2011 flooding of its beverage can plant in Thailand and a gain of $14 related to its acquisition of Superior Multi-Packaging, Ltd., as described further in Note S.

During 2011, the Company recorded a net charge of $6 for asset impairments and sales including a loss of $4 for the insurance deductible related to its beverage can plant in Thailand that was shut down in October due to damage caused by severe flooding. As a result of the flooding, the company wrote-off $23 of property, plant and equipment which was fully offset by anticipated insurance proceeds which the Company recognized because realization of such proceeds was considered probable.

Crown Holdings, Inc.

During 2010, the Company recorded a net gain of $18 for asset impairments and sales including a gain of $14 from sales of Canadian real estate as a result of previously announced plant closings and $4 from the sale of the Company’s plastic closures business in Brazil.

O.	Capital Stock

A summary of common share activity for the year ended December 31 is as follows (in shares):

	2012	2011	2010
Common shares outstanding at January 1	148,449,293	155,256,791	161,483,074
Shares repurchased	(6,954,968)	(7,965,176)	(7,959,707)
Shares issued upon exercise of employee stock options	1,143,755	666,183	1,219,680
Restricted stock issued to employees	468,323	463,885	481,326
Shares issued to non-employee directors	30,070	27,610	32,418
Common shares outstanding at December 31	143,136,473	148,449,293	155,256,791

During 2012, the Company repurchased shares of its common stock as follows:

•
In December 2011, the Company entered into an agreement to repurchase shares of its common stock under an accelerated share repurchase program. Pursuant to the agreement, the Company initially purchased 2,771,004 shares for $100. In April 2012, the Company received an additional 4,653 shares based on its volume-weighted average stock price during the term of the transaction.

•
In July 2012, the Company entered into an agreement to repurchase shares of its common stock under an accelerated repurchase program. Pursuant to the agreement, the Company initially purchased 5,016,190 shares for $200. In November 2012, the Company received an additional 400,517 shares based on its volume-weighted average stock price during the term of the transaction.

•	In December 2012, the Company entered into an agreement to repurchase shares of its common stock. Pursuant to the agreement, the Company purchased 1,341,412 shares for $50.

•	The Company also repurchased 192,196 shares of its common stock in connection with the surrender of shares to cover taxes on the vesting of restricted stock.

The share repurchases were made pursuant to authorizations from the Company's Board of Directors. In December 2012, the Company's Board of Directors authorized the repurchase of an aggregate amount of $800 of the Company's common stock through the end of 2014. This authorization supersedes the previous authorization. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.

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

In 2012, the Company amended its Shareholders’ Rights Plan to accelerate the final expiration date. As a result of the amendment, the Shareholders’ Rights Plan and underlying common stock purchase rights expired and terminated as of the close of business on December 14, 2012.

The Company’s ability to pay dividends and repurchase its common stock is limited by certain restrictions in its debt agreements. These restrictions are subject to a number of exceptions, however, allowing the Company to make otherwise restricted payments.

Crown Holdings, Inc.

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

P. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals, generally based on market conditions, as determined by the Plan Committee designated by the Company’s Board of Directors. Shares awarded under the plans are issued from the Company’s treasury shares. As of December 31, 2012, 1.6 million shares are available for future awards under the Company’s 2006 stock-based incentive compensation plan. There have been no awards of SARs or deferred stock.

Stock-based compensation expense was as follows:

	2012	2011	2010
Stock options	$5	$5	$5
Restricted stock	12	12	14

Stock Options

A summary of stock option activity follows:

		2012
	Shares		Weighted average exercise price
Options outstanding at January 1	3,786,419		$19.12
Granted	—		—
Exercised	(1,140,255)		13.59
Forfeited	(82,900)		25.15
Expired	(7,150)		21.89
Options outstanding at December 31	2,556,114		21.38
Options fully vested or expected to vest at December 31	2,543,874		$21.31

The following table summarizes outstanding and exercisable options at December 31, 2012:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$8.60 to $8.75	453,568	1.3	$8.61	453,568	$8.61
$13.20 to $23.19	26,500	3.5	18.18	22,500	17.29
$23.45	1,936,046	4.0	23.45	1,441,846	23.45
$23.88 to $40.01	140,000	7.3	34.73	34,000	25.17
	2,556,114	3.7	21.38	1,951,914	19.96

Outstanding stock options have a contractual term of ten years, are fixed-price and non-qualified. Options granted in 2007 or later vest over six years at 20% per year with initial vesting on the second anniversary of the grant.

Options outstanding at December 31, 2012 had an aggregate intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options as of December 31, 2012) of $40. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $27, $15 and $24, respectively. Cash received from exercise of stock options during 2012 was $15.

Crown Holdings, Inc.

At December 31, 2012, shares that were fully vested or expected to vest had an aggregate intrinsic value of $40 and a weighted average remaining contractual term of 3.7 years, and shares exercisable had an aggregate intrinsic value of $33 and a weighted average remaining contractual term of 3.4 years. Also at December 31, 2012, there was $2 of unrecognized compensation expense related to outstanding nonvested stock options with a weighted average recognition period of 0.8 years.

Stock options are valued at their grant date fair value using the Black-Scholes option pricing model. Valuations incorporate several variables, including expected term, expected volatility, and a risk-free interest rate. The expected term (which is the timeframe over which an award is exercised after grant) is derived from historical data about participant exercise and post-vesting employment termination patterns. Volatility is the expected fluctuation of the Company’s stock price in the market and is derived from a combination of historical data about the Company’s stock price and implied volatilities based on market data. The risk-free interest rate is the U.S. Treasury yield curve rate in effect at the date of the grant which has a contractual life similar to the option’s expected term.

There were no stock option grants in 2012. The fair values of stock option grants during 2011 and 2010 were estimated using the following weighted average assumptions:

	2011	2010
Risk-free interest rate	2.4%	2.6%
Expected life of option (years)	6.8	6.0
Expected stock price volatility	31.7%	33.2%
Expected dividend yield	—%	—%

The weighted average grant-date fair values for options granted during 2011 and 2010 were $14.98 and $10.14, respectively. The Company has assumed an annual forfeiture rate of between three and five percent in each year based on historical data of the forfeiture of nonvested share-based awards through the termination of service by plan participants.

Restricted Stock

Each year the Company awards shares to certain senior executives in the form of time-vested restricted stock and performance-based shares. The restricted stock vests ratably over three years on the anniversary date of the award. The performance-based shares cliff vest at the end of three years on the anniversary date of the award. The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded and will be settled in shares of common stock. The market performance criteria is the Company’s Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies. Participants who terminate employment because of retirement, disability or death receive accelerated vesting of their time-vested awards to the date of termination. However, performance-based awards, for such participants, will not be issued until the original vesting date.
A summary of restricted stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2012	997,497
Awarded:
Time-vesting	126,582
Performance-based	216,188
Performance-based – achieved 149% level (grant-date fair value of $33.98)	125,552
Released:
Time-vesting shares awarded in 2009 through 2011	(185,848)
Performance-based shares awarded in 2009	(256,229)
Performance-based awards – achieved 149% level	(125,552)
Non-vested shares outstanding at December 31, 2012	898,190
The average grant-date fair value of restricted stock awarded in 2012, 2011 and 2010 follows:

	2012	2011	2010
Time-vested restricted stock	$33.75	$33.70	$26.80
Performance-based shares	$39.52	$41.69	$36.25

Crown Holdings, Inc.

The fair values of the performance-based shares awarded were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	0.4%	1.0%	1.4%
Expected term (years)	3	3	3
Expected stock price volatility	27.8%	37.9%	38.8%

During 2012, the Company issued 125,552 additional performance-based shares under its 2009 award because it exceeded the target level (100%) of performance-based shares, established on the original date of the related award, by 49%. These shares were issued without restriction.

At December 31, 2012, unrecognized compensation cost related to outstanding restricted stock was $6. The weighted average period over which the expense is expected to be recognized is 1.2 years. The aggregate market value of the shares released and issued on the vesting dates was $19.

The Company maintains a Stock-Based Compensation Plan for Non-Employee Directors. Under the plan a portion of the non-employee directors' quarterly compensation is provided in the form of restricted stock. During 2012, $1 of stock-based compensation was recognized under this plan.

Q.	Debt
.

	2012	2011
Short-term debt
Securitization	$203	$100
Bank loans/overdrafts/factoring	58	28
Total short-term debt	$261	$128
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$45	$119
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2016	550	550
Euro (€274 at December 31, 2012) at EURIBOR plus 1.75% due 2016	362	355
Senior notes and debentures:
U.S. dollar 7.625% due 2017	400	400
Euro (€500 at December 31, 2012) 7.125% due 2018	659	647
U.S. dollar 6.25% due 2021	700	700
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies
Fixed rate with rates in 2012 from 1.0% to 8.5% due through 2019	157	178
Variable rate with average rates in 2012 from 2.6% to 6.6% through 2018	126	52
Unamortized discounts	(9)	(11)
Total long-term debt	3,404	3,404
Less: current maturities	(115)	(67)
Total long-term debt, less current maturities	$3,289	$3,337

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $3,603 at December 31, 2012.

The weighted average interest rates were as follows:

	2012	2011	2010
Short-term debt	1.9%	2.5%	2.7%
Revolving credit facilities	3.5%	3.6%	2.6%

Crown Holdings, Inc.

Aggregate maturities of long-term debt for the five years subsequent to 2012, excluding unamortized discounts, are $115, $183, $195, $720 and $416, respectively. Cash payments for interest during 2012, 2011 and 2010 were $205, $203 and $163, respectively.

The Company’s senior secured revolving credit facilities, which mature in June 2015, include provisions for letters of credit up to $210 that reduce the amount of borrowing capacity otherwise available. At December 31, 2012, the Company’s available borrowing capacity under the facilities was $1,104, equal to the facilities’ aggregate capacity of $1,200 less $45 of borrowings and $51 of outstanding letters of credit. The interest rate on the facilities can vary from LIBOR or EURIBOR plus a margin of 1.750% up to 2.25% plus a 0.25% facing fee on letters of credit. The senior secured revolving credit facilities and term loans contain financial covenants including an interest coverage ratio and a total net leverage ratio.

See Note Y for subsequent event discussion of the Company's issuance of senior notes due 2023, redemption of senior notes due 2017 and partial repayment of senior secured term loan facilities.

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

In June 2011, the Company amended its existing senior secured credit facilities to add a $200 term loan facility and a €274 ($355) term loan facility, each of which matures in June 2016 and bear interest at LIBOR or EURIBOR plus 1.75%. The Company paid $6 in issue costs that will be amortized over the term of the facilities.

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

R.	Derivative and Other Financial Instruments

Fair Value Measurements

Under US GAAP a framework exists for measuring fair value, providing a three-tier hierarchy of pricing inputs used to report assets and liabilities that are adjusted to fair value. Level 1 includes inputs such as quoted prices which are available in active markets for identical assets or liabilities as of the report date. Level 2 includes inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 3 includes unobservable pricing inputs that are not corroborated by market data or other objective sources. The Company has no items valued using Level 3 inputs other than certain pension plan assets.

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

Fair value disclosures for financial assets and liabilities that were accounted for at fair value on a recurring basis are provided later in this note. In addition, see Note Q for fair value disclosures related to debt.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2012 mature between one and thirty-four months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
Derivatives in cash flow hedges	2012	2011	2012	2011

Foreign exchange	$—	$(8)	$—	$(5)	(1)
Commodities	(82)	(66)	(46)	18	(2)
Total	$(82)	$(74)	$(46)	$13

(1) Within the Statement of Operations for the twelve months ended December 31, 2012, a gain of $14 was recognized in cost of products sold and a loss of $14 was recognized in net sales. During the twelve months ended December 31, 2011, a gain of $1 was recognized in cost of products sold and a loss of $6 recognized in net sales.

(2) Within the Statement of Operations for the twelve months ended December 31, 2012, a loss of $60, including $3 of ineffectiveness, was recognized in cost of products sold and a tax benefit of $14 was recognized in income tax expense. During the twelve months ended December 31, 2011, a gain of $25 was recognized in cost of products sold and a tax charge of $7 was recognized in income tax expense.

For the year-ended December 31, 2012, a gain of $40 related to the effective portion of derivatives qualifying as hedges was recognized in other comprehensive income net of tax of $7. At December 31, 2012, the effective portion of derivatives qualifying as hedges recognized in accumulated other comprehensive was a loss of $12 net of an income tax benefit of $4.

For the twelve month period ending December 31, 2013, a net loss of $15 ($11, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the twelve months ended December 31, 2012 and 2011 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the twelve months ended December 31, 2012.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a gain of $4 for the twelve months ended December 31, 2012 and less than $1 for the twelve months ended December 31, 2011. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $2 for the twelve months ended December 31, 2012 and a loss of $33

Crown Holdings, Inc.

for the same period in 2011. These adjustments were reported within translation and foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

Net Investment Hedges

During the year ended December 31, 2012, the Company designated certain derivative and non-derivative financial instruments (debt) as hedges of its net investment in a euro-based subsidiary and recorded a loss of $10 ($6, net of tax) in accumulated other comprehensive income. The Company did not have any net investment hedges outstanding at December 31, 2012.

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, respectively.

Derivative Assets	Balance Sheet Classification	Fair Value Hierarchy	December 31, 2012	December 31, 2011
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$5	$9
Commodities	Other current assets	1	5	4
Commodities	Other non-current assets	1	1	—
Derivatives not designated as hedges:
Foreign exchange	Other current assets	2	11	6
	Total		$22	$19

Derivative Liabilities	Balance Sheet Classification
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$6	$10
Commodities	Accounts payable and accrued liabilities	1	17	56
Commodities	Other non-current liabilities	1	3	6
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	4	10
	Total		$30	$82

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011 were:

	December 31, 2012	December 31, 2011
Derivatives in cash flow hedges:
Foreign exchange	$471	$480
Commodities	434	528
Derivatives in fair value hedges:
Foreign exchange	105	123
Derivatives not designated as hedges:
Foreign exchange	924	965

S. Acquisitions

In the fourth quarter of 2012, the Company completed the following acquisitions.

The Company established a joint venture to acquire shares of Superior Multi-Packaging, Ltd., (“Superior”) a listed company on the Singapore exchange with operations in China, Singapore and Vietnam through a tender offer.  The Company's partner in the joint venture contributed its existing shares in Superior to the joint venture and the Company paid $20 to acquire additional shares.

Crown Holdings, Inc.

Upon completion of the tender offer, the joint venture owned approximately 85% of the shares of Superior. The Company has consolidated both the joint venture and Superior in its financial statements.  Superior had net sales in 2012 of $126 of which $8 was generated post-acquisition and is included in the Company's net sales for 2012.

The preliminary purchase price allocation included $9 to cash, $39 to receivables, $22 to inventory, $39 to fixed assets, $28 to debt, $23 to accounts payable and accrued liabilities and $7 to non-controlling interests. The fair value of the non-controlling interest that remains publicly traded was determined based on the acquisition date share price.
Although the price paid to acquire the public shares of Superior was at a premium to its then trading price, the fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. As a result, the Company recognized a bargain purchase gain of $14 included in asset impairments and sales in the consolidated statements of operations. Net income attributable to noncontrolling interests includes $7 of bargain purchase gain allocated to the Company's joint venture partner. The Company believes that the acquisition resulted in a gain because Superior has underperformed in recent years. Consequently, the Company reassessed the recognition and measurement of the assets acquired and liabilities assumed and concluded that its preliminary purchase price allocation was appropriate. The Company is in the process of finalizing its valuation of the assets acquired and as a result has not yet finalized its purchase price allocation.
The Company paid $38 to acquire a beverage can and end production business in Vietnam.  The purchase price was allocated entirely to fixed assets. The Company is in the process of finalizing its valuation of the assets acquired and as a result has not yet finalized its purchase price allocation.
The Company paid $29 to acquire a food can production business in the U.S. The purchase price was allocated $25 to customer contracts, $3 to fixed assets and $1 to inventory. The customer contracts will be amortized on a straight-line basis over the ten year life of the customer contracts.

T.	Noncontrolling interests

In 2011, the Company paid an aggregate of $202 to purchase the remaining public ownership interests in Hellas Can, a listed company in Greece and to increase its ownership interests in its subsidiaries in Dubai, Beijing and Shanghai to 100% and in Jordan and Tunisia to 60%.

In 2010, the Company paid an aggregate of $169 to acquire the remaining ownership interests in the holding companies for its four joint ventures in China and its joint venture in Hanoi, Vietnam, and to increase its ownership interests in Hellas Can, a listed company in Greece, to 85%, and it subsidiaries in Dong Nai, Vietnam to 96% and Senegal to 100%.

The accounting guidance requires changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value to be accounted for as equity transactions. The effect on net income attributable to the Company had the purchases of noncontrolling interests been recorded through net income is as follows:

	2012	2011	2010
Net income attributable to Crown Holdings	$557	$282	$324
Transfers to noncontrolling interests – Decrease in paid-in-capital for purchase of noncontrolling interests	—	(119)	(114)
Net income attributable to Crown Holdings after transfers to noncontrolling interests	$557	$163	$210

Crown Holdings, Inc.

U.	Earnings Per Share

The following table summarizes the basic and diluted earnings per share (EPS) attributable to Crown Holdings. Basic EPS excludes all potentially dilutive securities and is computed by dividing net income attributable to Crown Holdings by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of stock options and restricted stock as calculated under the treasury stock method.

	2012	2011	2010
Net income attributable to Crown Holdings	$557	$282	$324
Weighted average shares outstanding:
Basic	146.1	151.7	159.4
Add: dilutive stock options and restricted stock	2.3	2.6	3.0
Diluted	148.4	154.3	162.4
Basic EPS	$3.81	$1.86	$2.03
Diluted EPS	$3.75	$1.83	$2.00

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.	0.1	0.1	0.3
For purposes of calculating assumed proceeds under the treasury stock method when determining the diluted weighted average shares outstanding, the Company excludes the impact of windfall tax benefits until the deduction reduces taxes payable.

V.	Pension and Other Postretirement Benefits

Pensions. The Company sponsors various pension plans covering certain U.S. and non-U.S. employees, and participates in certain multi-employer pension plans. The benefits under the Company plans are based primarily on years of service and either the employees’ remuneration near retirement or a fixed dollar multiple.

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S. Plans	2012	2011	2010
Service cost	$12	$11	$9
Interest cost	69	72	72
Expected return on plan assets	(94)	(80)	(80)
Amortization of actuarial loss	56	47	66
Amortization of prior service cost	—	3	2
Net periodic cost	$43	$53	$69

Non-U.S. Plans	2012	2011	2010
Service cost	$26	$27	$26
Interest cost	153	161	155
Expected return on plan assets	(186)	(196)	(179)
Amortization of actuarial loss	61	50	47
Amortization of prior service cost/(credit)	—	2	(6)
Net periodic cost	$54	$44	$43

The non-U.S. pension expense excludes $10 of cost attributable to plan curtailments and settlements that was recorded in restructuring expense in 2010.

Additional pension expense of $5, $5 and $4 was recognized in 2012, 2011 and 2010 for multi-employer plans.

Crown Holdings, Inc.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company's U.S. and Non-U.S. plans is as follows:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Projected Benefit Obligations
Benefit obligations at January 1	$1,502	$1,477	$3,256	$2,982
Service cost	12	11	26	27
Interest cost	69	72	153	161
Plan participants’ contributions	1	1	5	5
Amendments	2	(4)	(108)	3
Actuarial loss	131	54	279	290
Benefits paid	(108)	(109)	(181)	(177)
Foreign currency translation	—	—	142	(35)
Benefit obligations at December 31	$1,609	$1,502	$3,572	$3,256
Plan Assets
Fair value of plan assets at January 1	$1,172	$978	$2,894	$2,729
Actual return on plan assets	195	(9)	201	271
Employer contributions	32	311	70	93
Plan participants’ contributions	1	1	5	5
Benefits paid	(108)	(109)	(181)	(177)
Foreign currency translation	—	—	127	(27)
Fair value of plan assets at December 31	$1,292	$1,172	$3,116	$2,894

Funded Status	$(317)	$(330)	$(456)	$(362)

Accumulated benefit obligations at December 31	$1,575	$1,474	$3,427	$3,106

During 2012, the Company eliminated discretionary enhanced early retirement benefits for certain active employees participating in its U.K. plan.

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows:

U.S.	2012	2011
Projected benefit obligations	$1,609	$1,502
Accumulated benefit obligations	1,575	1,474
Fair value of plan assets	1,292	1,172

Non-U.S.	2012	2011
Projected benefit obligations	$3,559	$3,247
Accumulated benefit obligations	3,427	3,106
Fair value of plan assets	3,104	2,884

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

Crown Holdings, Inc.

The strategic ranges for asset allocation in the U.S. plan are as follows:

U.S. equities	30%	to	40%
International equities	10%	to	15%
Fixed income	13%	to	23%
Balanced funds	15%	to	25%
Real estate	3%	to	7%
Private equity	3%	to	7%
Hedge funds	2%	to	7%

The Company’s investment strategy in its U.K. plan, the largest non-U.S. plan, is designed to achieve a funding level of 100% within the next 15 years by targeting an expected return (net of fees) of 2.0% annually in excess of the expected growth in the liabilities. The company seeks to achieve this return with a risk level commensurate with a 5% chance of the funding level falling between 5% and 9% in any one year. The strategic ranges for asset allocation in the U.K. plan are as follows:

Investment grade credit	40%	to	80%
Equities	0%	to	30%
Hedge funds	0%	to	10%
Real estate	0%	to	5%
Private equity	0%	to	15%
Emerging market wealth	0%	to	15%
Alternative credit	0%	to	15%
Other	0%	to	5%

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

Crown Holdings, Inc.

The levels assigned to the defined benefit plan assets as of December 31, 2012 and 2011 are summarized in the tables below:

	2012
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$92	$158	$250
Global large cap equity	—	62	62
U.S. large cap equity	146	37	183
U.S. mid/small cap equity	246	14	260
Mutual funds – global equity	183	—	183
Mutual funds – U.S. equity	88	—	88
Mutual funds – fixed income	138	—	138
	893	271	1,164
Level 2
Government issued debt securities	59	542	601
Corporate debt securities	95	162	257
Asset backed securities	3	4	7
Structured debt	7	628	635
Insurance contracts	—	13	13
Derivatives	—	98	98
Investment funds – fixed income	14	404	418
Investment funds – global equity	—	257	257
Investment funds – emerging markets	43	174	217
	221	2,282	2,503
Level 3
Investment funds – real estate	42	88	130
Hedge funds	70	144	214
Private equity	48	321	369
Real estate – direct	16	5	21
	176	558	734
Total	$1,290	$3,111	$4,401

Crown Holdings, Inc.

	2011
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$152	$86	$238
Global large cap equity	—	56	56
U.S. large cap equity	163	36	199
U.S. mid/small cap equity	174	12	186
Mutual funds – global equity	98	—	98
Mutual funds – U.S. equity	84	—	84
Mutual funds – fixed income	62	—	62
	733	190	923
Level 2
Government issued debt securities	56	374	430
Corporate debt securities	87	343	430
Asset backed securities	1	14	15
Structured debt	11	547	558
Insurance contracts	—	11	11
Derivatives	—	96	96
Investment funds – fixed income	6	335	341
Investment funds – global equity	44	231	275
Investment funds – emerging markets	39	162	201
	244	2,113	2,357
Level 3
Investment funds – real estate	—	84	84
Hedge funds	121	163	284
Private equity	53	332	385
Real estate – direct	19	5	24
	193	584	777
Total	$1,170	$2,887	$4,057

Accrued income excluded from the table above is as follows:

	2012	2011
U.S. plan assets	2	2
Non-U.S. plan assets	5	7
Plan assets include $124 and $113 of the Company’s common stock at December 31, 2012 and 2011, respectively.

Crown Holdings, Inc.

The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge funds	Private equity	Real Estate	Total
Balance at January 1, 2011	$315	$387	$110	$812
Foreign currency translation	(1)	(2)	—	(3)
Asset returns – assets held at reporting date	(10)	(6)	—	(16)
Asset returns – assets sold during the period	9	38	—	47
Purchases, sales and settlements, net	(29)	(32)	(2)	(63)
Balance at December 31, 2011	284	385	108	777
Foreign currency translation	7	14	4	25
Asset returns – assets held at reporting date	6	(39)	14	(19)
Asset returns – assets sold during the period	18	49	4	71
Purchases, sales and settlements, net	(101)	(40)	21	(120)
Balance at December 31, 2012	$214	$369	$151	$734

Pension assets/(liabilities) included in the Consolidated Balance Sheets were:

	2012	2011
Non-current assets	$—	$1
Current liabilities	(9)	(8)
Non-current liabilities	(764)	(685)

The Company’s current liability at December 31, 2012, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2013 employer contributions are $85 for the Company’s pension plans.

Changes in the net loss and prior service cost/(credit) for the Company’s pension plans were:

	2012		2011		2010
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$2,382	$4	$2,135	$9	$1,991	$3
Reclassification to net periodic benefit cost	(117)	—	(97)	(5)	(118)	4
Current year loss	295	—	358	—	281	—
Amendments	—	(106)	—	(1)	—	3
Foreign currency translation	59	—	(14)	1	(19)	(1)
Balance at December 31	$2,619	$(102)	$2,382	$4	$2,135	$9
The estimated portions of the net losses and net prior service that are expected to be recognized as components of net periodic benefit cost in 2013 are $127 and $(14).

Expected future benefit payments as of December 31, 2012 were:

	U.S. plans	Non-U.S. plans
2013	$112	$184
2014	110	189
2015	143	194
2016	107	199
2017	111	203
2018 - 2022	515	1,045

Crown Holdings, Inc.

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S.	2012	2011	2010
Discount rate	4.0%	4.8%	5.1%
Compensation increase	3.0%	3.0%	3.0%

Non-U.S.	2012	2011	2010
Discount rate	4.1%	4.7%	5.4%
Compensation increase	2.8%	3.3%	3.3%
The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S.	2012	2011	2010
Discount rate	4.8%	5.1%	5.7%
Compensation increase	3.0%	3.0%	3.0%
Long-term rate of return	8.00%	8.75%	8.75%

Non-U.S.	2012	2011	2010
Discount rate	4.7%	5.4%	5.9%
Compensation increase	3.3%	3.3%	3.3%
Long-term rate of return	6.4%	7.0%	7.2%
The expected long-term rates of return are determined at each measurement date based on a review of the actual plan assets, the target allocation, and the historical returns of the capital markets.
The U.S. plan’s 2012 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 9.9% for equity securities and alternative investments, and 5.1% for debt securities and real estate. The rate of return used for equity securities and alternative investments was based on the total return of the S&P 500 for the 25 year period ended December 31, 2011. The Company believes that the equity securities included in the S&P 500 are representative of the equity securities and alternative investments held by its U.S. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns. The rate of return used for debt securities is consistent with the U.S. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities. The underlying debt securities in the plan are primarily invested in various corporate and government agency securities and are benchmarked against returns on AA corporate bonds.
The U.K. plan’s 2012 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 10.4% for equity securities and alternative investments, and 5.5% for debt securities and real estate. Equity securities in the U.K. plan as of December 31, 2011 were allocated approximately 43% to U.S. securities, 29% to securities in developed European countries, and 28% to securities in emerging markets. The assumed rate of return for equity securities and alternative investments represents the weighted average 25 year return of equity securities in these markets. The Company believes that the equity securities included in the related market indexes are representative of the equity securities and alternative investments held by its U.K. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns.

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
The components of net postretirement benefits cost were as follows:

Other Postretirement Benefits	2012	2011	2010
Service cost	$3	$8	$9
Interest cost	16	20	26
Amortization of prior service credit	(44)	(36)	(25)
Amortization of actuarial loss	14	13	9
Net periodic (benefit) / cost	$(11)	$5	$19

Crown Holdings, Inc.

Changes in the benefit obligations were:

	2012	2011
Benefit obligations at January 1	$337	$445
Service cost	3	8
Interest cost	16	20
Amendments	—	(107)
Actuarial loss	16	(3)
Benefits paid	(22)	(24)
Foreign currency translation	2	(2)
Benefit obligations at December 31	$352	$337
Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2012		2011		2010
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$157	$(313)	$174	$(242)	$147	$(159)
Reclassification to net periodic benefit cost	(14)	44	(13)	36	(9)	25
Current year (gain)/loss	16	—	(3)	—	34	—
Amendments	—	—	—	(107)	—	(108)
Foreign currency translation	(2)	—	(1)	—	2	—
Balance at December 31	$157	$(269)	$157	$(313)	$174	$(242)
The estimated portions of the net losses and prior service credits that are expected to be recognized as components of net periodic benefit cost/(credit) in 2013 are $16 and $(39).
In 2011, the U.S. plans were amended to, among other things, eliminate health coverage for retirees who are not yet eligible for Medicare. In 2010, the U.S. plans were amended to, among other things, require additional retiree contributions for medical and prescription drug costs.

Expected future benefit payments, as of December 31, 2012, net of expected Medicare Part D subsidies of $5 in the aggregate were:

Benefit Payments
2013	$27
2014	23
2015	23
2016	23
2017	22
2018 - 2022	105
The assumed health care cost trend rates at December 31, 2012 are as follows:

Health care cost trend rate assumed for next year	5.9%
Rate that the cost trend rate gradually declines to	4.4%
Year that the rate reaches the rate it is assumed to remain	2018

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
	Increase	Decrease
Effect on total service and interest cost	$1	$1
Effect on postretirement benefit obligation	$30	$25

Crown Holdings, Inc.

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2012	2011	2010
Benefit obligations	4.1%	4.9%	5.1%
Cost	4.9%	5.1%	5.8%

Other Comprehensive Income. Amounts recorded in other comprehensive income were net of tax as follows:

	2012	2011	2010
Amortization of net loss and prior service cost	$19	$18	$25
Net loss and prior service cost adjustments arising in the current year	60	52	45

Employee Savings Plan. The Company sponsors the Savings Investment Plan which covers substantially all domestic salaried employees who are at least 21 years of age. The Company matches up to 50% of 3% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2012 and 2011 were 31,598 and 30,600, respectively, and the Company’s contributions were less than $1 in both years.

W.	Income Taxes

The components of income before income taxes and equity earnings were as follows:

	2012	2011	2010
U.S.	$127	$66	$44
Foreign	509	521	570
	$636	$587	$614

The provision for income taxes consisted of the following:

	2012	2011	2010
Current tax:
U.S. federal	—	—	—
State and foreign	$84	$111	$113
	$84	$111	$113

	2012	2011	2010
Deferred tax:
U.S. federal	$(131)	$69	$50
State and foreign	30	14	2
	(101)	83	52
Total	$(17)	$194	$165

Crown Holdings, Inc.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2012	2011	2010
U.S. statutory rate at 35%	$223	$205	$215
Tax on foreign income	(70)	(50)	(52)
Valuation allowance	56	(19)	(6)
Nontaxable settlement of legal dispute	—	—	(7)
Tax law changes	2	(4)	8
Other items, net	(228)	62	7
Income tax provision	$(17)	$194	$165

The other items caption in 2012 includes an income tax benefit of $213, before valuation allowance as described below, primarily related to the recognition of previously unrecognized U.S. foreign tax credits.

In the third quarter of 2012, the Company committed to a formal repatriation plan, including certain steps that were completed in September with the filing of its 2011 U.S. income tax return, which will allow it to claim foreign tax credits on its 2012 income tax return. The Company's plan involved finalization of earnings and profits in certain foreign subsidiaries, evaluation of expiring U.S. tax law provisions and anticipated utilization of existing net operating loss and foreign tax credit carryforwards. The Company has been utilizing existing net operating losses which will be fully utilized this year and will begin to utilize existing foreign tax credits in 2013. Once the Company claims these credits on its tax return, it has ten years to utilize the credits.

In connection with this action, the Company determined that it will amend its 2003 U.S. income tax return to claim foreign taxes paid as a credit rather than as a tax deduction. The Company recorded a valuation allowance of $38 against certain of these credits that expire in 2013 which, at this time, the Company does not believe are more likely than not to be realized prior to expiration. The Company will continue to search for and evaluate tax planning strategies which may allow it to accelerate taxable income into 2013 in order to use the credits. If the Company is able to identify a feasible tax planning strategy, it is possible that it will release a portion of the valuation allowance in 2013.

Realization of the foreign tax credits is dependent upon the amount and timing of future taxable income. If actual results are different than the Company's projections, it is possible that the Company may record additional valuation allowance in the future.

The other items caption in 2012 also includes a benefit of $10 from the receipt of non-taxable insurance proceeds related to the 2011 flooding in Thailand.

The other items caption in 2011 includes $55 of increase due to tax charges in connection with the relocation of the Company’s European headquarters and management to Switzerland. The tax charges were partially offset by $30 of valuation allowance release included in the valuation allowance caption.

The Company has certain income tax incentives in Brazil which allow it pay reduced income taxes. The tax incentives expire at various dates beginning in 2016. In 2012, these incentives reduced net income attributable to the Company by $11.

The Company paid taxes of $92, $107 and $102 in 2012, 2011 and 2010, respectively.

The components of deferred taxes at December 31 are:

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$744	$—	$599	$—
Postretirement and postemployment benefits	130	—	128	—
Pensions	246	10	233	12
Property, plant and equipment	7	114	9	113
Asbestos	97	—	95	—
Accruals and other	86	140	91	157
Valuation allowances	(400)	—	(359)	—
Total	$910	$264	$796	$282

Crown Holdings, Inc.

At December 31, 2012 and 2011, $104 and $99 of deferred tax assets were included in prepaid expenses and other current assets.
Tax loss and credit carryforwards expire as follows:

2013	$102
2014	22
2015	17
2016	13
2017	25
Thereafter	410
Unlimited	155

Tax loss and credit carryforwards expiring after 2017 include $193 of state tax loss carryforwards. The unlimited category includes $138 of French tax loss carryforwards. The tax loss carryforwards presented above exclude $53 of U.S. windfall tax benefits that will be recorded in additional paid-in capital when realized.

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

The Company’s valuation allowances at December 31, 2012 include $202 in the U.S., $83 in France, $84 in Canada and $13 in Belgium.

The Company’s valuation allowance in the U.S. includes $160 for state tax loss carryforwards and $38 for U.S. foreign tax credits as described above. The Company does not believe that it is more likely than not that these deferred tax assets will be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including expiration dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return.

The Company continues to maintain a full valuation allowance against its net deferred tax assets in France because the Company does not believe at this time that it is more likely than not that it will realize any deferred tax benefits in France, primarily due to significant interest costs which are in excess of operating profits.

The Company maintains a full valuation allowance against its net deferred tax assets in Canada because the Company does not believe at this time that it is more likely than not that it will realize any deferred tax benefits in Canada. The Company’s Canadian operations remain in a three year cumulative loss position and continue to project losses in the near-term.

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

The Company has not provided deferred taxes on $580 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company would be subject to incremental tax. It is not practicable to estimate the amount of tax that might be payable.

Crown Holdings, Inc.

A reconciliation of unrecognized tax benefits for 2012, 2011 and 2010 follows.

	2012	2011	2010
Balance at January 1	$37	$37	$38
Additions for current year tax positions	—	8	4
Reductions to prior period tax positions	—	(5)	—
Lapse of statute of limitations	(3)	(2)	(3)
Settlements	—	—	—
Foreign currency translation	1	(1)	(2)
Balance at December 31	$35	$37	$37

The Company’s reserves as presented primarily include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses and exclude $2 of penalties as of December 31, 2012. Interest and penalties are recorded in the statement of operations as interest expense and provision for income taxes, respectively. The total interest and penalties recorded in the statement of operations was $1 in each of the last three years.

The unrecognized tax benefits as of December 31, 2012 include $28 that, if recognized, would affect the effective tax rate. The remaining balance would have no effect due to valuation allowances in certain jurisdictions. The Company’s unrecognized tax benefits are expected to increase in the next twelve months as it continues its current transfer pricing policies, and are expected to decrease as open tax years lapse or claims are settled. The Company is unable to estimate a range of reasonably possible changes in its unrecognized tax benefits in the next twelve months as it is unable to predict when, or if, the tax authorities will commence their audits, the time needed for the audits, and the audit findings that will require settlement with the applicable tax authorities, if any.

The tax years that remained subject to examination by major tax jurisdiction as of December 31, 2012 were 2004 and subsequent years for France; 2006 and subsequent years for Spain; 2008 and subsequent years for Italy; 2009 and subsequent years for the U.S. and Canada; 2010 and subsequent years for the U.K. and Germany.

X.	Segment Information

The Company’s business is organized geographically within three divisions, Americas, Europe and Asia Pacific. Within the Americas and European divisions, the Company has determined that it has the following reportable segments organized along a combination of product lines and geographic areas: Americas Beverage and North America Food within the Americas, and European Beverage and European Food within Europe.

In recent years, the Company has significantly expanded its beverage can operations in the Asia Pacific region. As discussed in Note S, in the fourth quarter of 2012, the Company completed the acquisition of Superior Multi-Packaging, Ltd. which expanded the Company's non-beverage operations in the region. The Company expects its level of capital expenditures in the region to begin to decrease in 2013. In connection with these developments, in the fourth quarter of 2012, the Company changed the internal reporting of its Asia Pacific businesses to separately report Asia Beverage and Asia Non-Beverage operations to the Company's Chief Operating Decision Maker. The Company has aggregated its Asia Beverage and Asia Non-Beverage operating segments into an Asia Pacific reportable segment based on similar economic and qualitative characteristics. Prior to 2012, the Company's Asia Pacific businesses were included in non-reportable segments. For each period presented, the Company has restated the segment information below to present its Asia Pacific segment separate from non-reportable segments. In addition, the Company has determined that it is no longer necessary to separately report its European Specialty Packaging segment and has included in non-reportable segments for each period presented.
Non-reportable segments include the Company’s aerosol can businesses in North America and Europe, the Company’s specialty packaging business in Europe and the Company’s tooling and equipment operations in the U.S. and United Kingdom.

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

Crown Holdings, Inc.

The tables below present information about operating segments for the three years ended December 31, 2012, 2011 and 2010:

2012		Inter-			Depreciation
	External	segment		Segment	and	Capital	Segment
	sales	sales		assets	amortization	expenditures	income
Americas Beverage	$2,274	$68		$1,504	$48	$52	$311
North America Food	876	9		500	13	7	146
European Beverage	1,653	13		1,593	42	25	217
European Food	1,793	96		1,464	29	26	180
Asia Pacific	979	—		1,137	27	181	137
Total reportable segments	7,575	186	7,575	6,198	159	291	$991

Non-reportable segments	895	128		611	15	24
Corporate and unallocated items	—	—		681	6	9
Total	$8,470	$314		$7,490	$180	$324

2011		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,273	$71	$1,445	$44	$126	$302
North America Food	889	14	504	14	7	146
European Beverage	1,669	2	1,578	43	61	210
European Food	1,999	109	1,531	33	26	239
Asia Pacific	861	—	757	20	154	125
Total reportable segments	7,691	196	5,815	154	374	$1,022

Non-reportable segments	953	196	593	15	17
Corporate and unallocated items	—	—	460	7	10
Total	$8,644	$392	$6,868	$176	$401

2010		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,097	$57	$1,307	$37	$151	$275
North America Food	897	9	514	15	7	120
European Beverage	1,524	1	1,537	40	60	244
European Food	1,841	77	1,457	36	21	224
Asia Pacific	704	—	577	17	60	112
Total reportable segments	7,063	144	5,392	145	299	$975

Non-reportable segments	$878	143	551	17	16
Corporate and unallocated items	—	—	956	10	5
Total	$7,941	$287	$6,899	$172	$320

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Crown Holdings, Inc.

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three years ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
Segment income of reportable segments	$991	$1,022	$975
Segment income of non-reportable segments	98	139	116
Corporate and unallocated items	(194)	(208)	(201)
Provision for asbestos	(35)	(28)	(46)
Provision for restructuring	(48)	(77)	(42)
Asset impairments and sales	42	(6)	18
Loss from early extinguishments of debt	—	(32)	(16)
Interest expense	(226)	(232)	(203)
Interest income	7	11	9
Translation and foreign exchange	1	(2)	4
Income before income taxes and equity earnings	$636	$587	$614

For the three years ended December 31, 2012, 2011 and 2010, intercompany profit of $5, $7 and less than $1 was eliminated within segment income of non-reportable segments.

For the three years ended December 31, 2012, 2011 and 2010, no one customer accounted for more than 10% of the Company's consolidated net sales.

Sales by major product were:

	2012	2011	2010
Metal beverage cans and ends	$4,649	$4,532	$4,065
Metal food cans and ends	2,425	2,614	2,479
Other metal packaging	1,244	1,373	1,299
Other products	152	125	98
Consolidated net sales	$8,470	$8,644	$7,941

Sales and long-lived assets for the major countries in which the Company operates were:

	Net Sales			Long-Lived Assets
	2012	2011	2010	2012	2011	2010
United States	$2,275	$2,297	$2,248	$309	$306	$297
United Kingdom	852	826	740	138	126	117
France	568	675	624	65	67	76
Other	4,775	4,846	4,329	1,483	1,252	1,120
Consolidated total	$8,470	$8,644	$7,941	$1,995	$1,751	$1,610

Y.	Subsequent Events

In January 2013, the Company issued $1,000 principal amount of 4.5% senior unsecured notes due 2023. In connection with the issuance, the Company redeemed all of its outstanding $400 senior notes due 2017 and repaid $500 of indebtedness under its senior secured term loan facilities. In the first quarter of 2013, the Company will record a loss from early extinguishment of debt of approximately $32 including $23 for premiums paid and $9 for the write off of deferred financing fees.

Crown Holdings, Inc.

Z.	Condensed Combining Financial Information
Crown European Holdings SA (Issuer), a wholly owned subsidiary of the Company, has €500 ($659 at December 31, 2012) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:
•statements of comprehensive income and cash flows for the years ended December 31, 2012, 2011, 2010, and
•balance sheets as of December 31, 2012 and December 31, 2011 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.
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

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2012 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,573	$3,897		$8,470
Cost of products sold, excluding depreciation and amortization		$(1)	3,771	3,243		7,013
Depreciation and amortization			79	101		180
Gross profit		1	723	553		1,277
Selling and administrative expense		(2)	290	94		382
Provision for asbestos			35			35
Provision for restructuring			45	3		48
Asset impairments and sales		(977)	(1)	(41)	977	(42)
Net interest expense		57	121	41		219
Technology royalty			(31)	31		—
Translation and foreign exchange			(1)	—		(1)
Income/(loss) before income taxes		923	265	425	(977)	636
Provision for / (benefit from) income taxes		8	(81)	56		(17)
Equity earnings / (loss) in affiliates	$557	240	211	1	$(1,004)	5
Net income	557	1,155	557	370	(1,981)	658
Net income attributable to noncontrolling interests				(101)		(101)
Net income attributable to Crown Holdings	$557	$1,155	$557	$269	$(1,981)	$557

Comprehensive income	$533	$1,200	$533	$421	$(2,048)	$639
Comprehensive income attributable to noncontrolling interests				(106)		(106)
Comprehensive income attributable to Crown Holdings	$533	$1,200	$533	$315	$(2,048)	$533

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2011 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,780	$3,864		$8,644
Cost of products sold, excluding depreciation and amortization		$(1)	3,934	3,187		7,120
Depreciation and amortization			82	94		176
Gross profit		1	764	583		1,348
Selling and administrative expense		(2)	298	99		395
Provision for asbestos			28	—		28
Provision for restructuring			73	4	—	77
Asset impairments and sales		—	—	4	$2	6
Loss from early extinguishment of debt		2	30	—		32
Net interest expense		78	104	39		221
Technology royalty			(46)	46		—
Translation and foreign exchange		—	(3)	5	—	2
Income/(loss) before income taxes		(77)	280	386	(2)	587
Provision for / (benefit from) income taxes	—	—	123	71	—	194
Equity earnings / (loss) in affiliates	$282	239	125	—	(643)	3
Net income	282	162	282	315	(645)	396
Net income attributable to noncontrolling interests	—	—	—	(114)	—	(114)
Net income attributable to Crown Holdings	$282	$162	$282	$201	$(645)	$282

Comprehensive income	$19	$3	$19	$219	$(131)	$129
Comprehensive income attributable to noncontrolling interests				(110)		(110)
Comprehensive income attributable to Crown Holdings	$19	$3	$19	$109	$(131)	$19

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2010 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,734	$3,207		$7,941
Cost of products sold, excluding depreciation and amortization		$(13)	3,993	2,539		6,519
Depreciation and amortization			88	84		172
Gross profit		13	653	584		1,250
Selling and administrative expense		—	258	102		360
Provision for asbestos			46	—		46
Provision for restructuring			42		—	42
Asset impairments and sales		—	(14)	(4)	—	(18)
Loss from early extinguishment of debt		5	11	—		16
Net interest expense		35	144	15		194
Technology royalty			(35)	35		—
Translation and foreign exchange		—	(3)	(1)	—	(4)
Income/(loss) before income taxes	—	(27)	204	437	—	614
Provision for / (benefit from) income taxes	—	3	86	76	—	165
Equity earnings / (loss) in affiliates	$324	249	206	—	$(776)	3
Net income	324	219	324	361	(776)	452
Net income attributable to noncontrolling interests	—	—	—	(128)	—	(128)
Net income attributable to Crown Holdings	$324	$219	$324	$233	$(776)	$324

Comprehensive income	$237	$198	$237	$322	$(636)	$358
Comprehensive income attributable to noncontrolling interests				(121)		(121)
Comprehensive income attributable to Crown Holdings	$237	$198	$237	$201	$(636)	$237

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$134	$216		$350
Receivables, net			274	783		1,057
Intercompany receivables		$2	41	32	$(75)
Inventories			582	584		1,166
Prepaid expenses and other current assets	$1	14	123	39		177
Total current assets	1	16	1,154	1,654	(75)	2,750

Intercompany debt receivables		1,578	3,141	492	(5,211)
Investments	749	3,839	(278)		(4,310)
Goodwill			1,429	569		1,998
Property, plant and equipment, net			610	1,385		1,995
Other non-current assets		24	658	65		747
Total	$750	$5,457	$6,714	$4,165	$(9,596)	$7,490

Liabilities and equity
Current liabilities
Short-term debt		$2	—	$259		$261
Current maturities of long-term debt		18	$28	69		115
Accounts payable and accrued liabilities	$18	21	1,097	1,006		2,142
Intercompany payables		—	32	43	$(75)
Total current liabilities	18	41	1,157	1,377	(75)	2,518

Long-term debt, excluding current maturities		1,003	2,073	213		3,289
Long-term intercompany debt	894	2,264	1,340	713	(5,211)
Postretirement and pension liabilities			1,079	19		1,098
Other non-current liabilities		8	316	138		462
Commitments and contingent liabilities
Noncontrolling interests			—	285		285
Crown Holdings shareholders’ equity/(deficit)	(162)	2,141	749	1,420	(4,310)	(162)
Total equity/(deficit)	(162)	2,141	749	1,705	(4,310)	123
Total	$750	$5,457	$6,714	$4,165	$(9,596)	$7,490

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$14	$(66)	$301	$372		$621
Cash flows from investing activities
Capital expenditures			(77)	(247)		(324)
Acquisition of businesses, net of cash acquired			(29)	(49)		(78)
Intercompany investing activities		(741)	293		$448	—
Proceeds from sale of intercompany investment		1,205	(1,205)			—
Insurance proceeds				48		48
Proceeds from sale of property, plant and equipment			3			3
Other, net				(11)		(11)
Net cash provided by/(used for) investing activities	—	464	(1,015)	(259)	448	(362)
Cash flows from financing activities
Proceeds from long-term debt				109		109
Payments of long-term debt			(1)	(65)		(66)
Net change in revolving credit facility and short-term debt		(4)	(103)	136		29
Net change in long-term intercompany balances	226	(232)	77	(71)		—
Capital contribution			1,205	8	(1,213)	—
Common stock issued	17					17
Common stock repurchased	(257)					(257)
Dividends paid		(170)	(370)	(225)	765
Purchase of noncontrolling interests			(3)	(1)		(4)
Dividends paid to noncontrolling interests				(79)		(79)
Other		8	(11)	—		(3)
Net cash provided by/(used for) financing activities	(14)	(398)	794	(188)	(448)	(254)
Effect of exchange rate changes on cash and cash equivalents				3		3
Net change in cash and cash equivalents	—	—	80	(72)	—	8
Cash and cash equivalents at January 1			54	288		342
Cash and cash equivalents at December 31	$—	$—	$134	$216	$—	$350

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$10	$(12)	$(119)	$500		$379
Cash flows from investing activities
Capital expenditures			(107)	(294)		(401)
Proceeds from sale of property, plant and equipment			26			26
Intercompany investing activities		8	290	(180)	$(118)	—
Other			3			3
Net cash provided by/(used for) investing activities		8	212	(474)	(118)	(372)
Cash flows from financing activities
Proceeds from long-term debt		383	1,250	137		1,770
Payments of long-term debt		(276)	(748)	(45)		(1,069)
Net change in revolving credit facility and short-term debt		(48)	(54)	(90)		(192)
Net change in long-term intercompany balances	291	(38)	(438)	185		—
Debt issue costs		(3)	(19)			(22)
Common stock issued	11					11
Common stock repurchased	(312)					(312)
Dividends paid				(118)	118	—
Purchase of noncontrolling interests			(98)	(104)		(202)
Dividends paid to noncontrolling interests				(104)		(104)
Other		(14)	3	2		(9)
Net cash provided by/(used for) financing activities	(10)	4	(104)	(137)	118	(129)
Effect of exchange rate changes on cash and cash equivalents				1		1
Net change in cash and cash equivalents	—	—	(11)	(110)	—	(121)
Cash and cash equivalents at January 1		—	65	398		463
Cash and cash equivalents at December 31	$—	$—	$54	$288	$—	$342

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS For the year ended December 31, 2010 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$26	$2	$357	$205		$590
Cash flows from investing activities
Capital expenditures			(81)	(239)		(320)
Proceeds from sale of businesses, net of cash sold			3	4		7
Proceeds from sale of property, plant and equipment			20	12		32
Intercompany investing activities		(190)	459	38	$(307)	—
Net cash provided by/(used for) investing activities		(190)	401	(185)	(307)	(281)
Cash flows from financing activities
Proceeds from long-term debt		650	—	95		745
Payments of long-term debt		(307)	(405)	(22)		(734)
Net change in revolving credit facility and short-term debt		42	73	163		278
Net change in long-term intercompany balances	216	56	(392)	120		—
Common stock issued	13					13
Common stock repurchased	(255)					(255)
Dividends paid		(211)		(96)	307	—
Purchase of noncontrolling interests			—	(169)		(169)
Dividends paid to noncontrolling interests				(112)		(112)
Other		(47)	(18)	—		(65)
Net cash provided by/(used for) financing activities	(26)	183	(742)	(21)	307	(299)
Effect of exchange rate changes on cash and cash equivalents				(6)		(6)
Net change in cash and cash equivalents	—	(5)	16	(7)	—	4
Cash and cash equivalents at January 1		5	49	405		459
Cash and cash equivalents at December 31	$—	$—	$65	$398	$—	$463

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:
•statements of comprehensive income and cash flows for the years ended December 31, 2012, 2011, 2010, and
•balance sheets as of December 31, 2012 and December 31, 2011 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2012 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,470		$8,470
Cost of products sold, excluding depreciation and amortization			7,013		7,013
Depreciation and amortization			180		180
Gross profit	—	—	1,277	—	1,277
Selling and administrative expense		$9	373		382
Provision for asbestos		35	—		35
Provision for restructuring			48		48
Asset impairments and sales			(42)		(42)
Net interest expense		90	129		219
Translation and foreign exchange			(1)		(1)
Income/(loss) before income taxes		(134)	770		636
Provision for / (benefit from) income taxes		(36)	19		(17)
Equity earnings / (loss) in affiliates	$557	655	—	$(1,207)	5
Net income	557	557	751	(1,207)	658
Net income attributable to noncontrolling interests			(101)		(101)
Net income attributable to Crown Holdings	$557	$557	$650	$(1,207)	$557

Comprehensive income	$533	$533	$732	$(1,159)	$639
Comprehensive income attributable to noncontrolling interests			(106)		(106)
Comprehensive income attributable to Crown Holdings	$533	$533	$626	$(1,159)	$533

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2011 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net Sales			$8,644		$8,644
Cost of products sold, excluding depreciation and amortization			7,120		7,120
Depreciation and amortization			176		176
Gross profit			1,348		1,348
Selling and administrative expense		$10	385		395
Provision for asbestos		28	—		28
Provision for restructuring			77		77
Asset impairments and sales			6		6
Loss from early extinguishment of debt		—	32		32
Net interest expense		83	138		221
Translation and foreign exchange		—	2		2
Income/(loss) before income taxes		(121)	708		587
Provision for / (benefit from) income taxes	—	(7)	201	—	194
Equity earnings / (loss) in affiliates	$282	396	3	$(678)	3
Net income	282	282	510	(678)	396
Net income attributable to noncontrolling interests	—	—	(114)	—	(114)
Net income attributable to Crown Holdings	$282	$282	$396	$(678)	$282

Comprehensive income	$19	$19	$243	$(152)	$129
Comprehensive income attributable to noncontrolling interests			(110)		(110)
Comprehensive income attributable to Crown Holdings	$19	$19	$133	$(152)	$19

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2010 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net Sales			$7,941		$7,941
Cost of products sold, excluding depreciation and amortization			6,519		6,519
Depreciation and amortization			172		172
Gross profit			1,250		1,250
Selling and administrative expense		$(12)	372		360
Provision for asbestos		46	—		46
Provision for restructuring			42		42
Asset impairments and sales			(18)		(18)
Loss from early extinguishment of debt		—	16		16
Net interest expense		81	113		194
Translation and foreign exchange		—	(4)		(4)
Income/(loss) before income taxes		(115)	729		614
Provision for / (benefit from) income taxes	—	(17)	182	—	165
Equity earnings / (loss) in affiliates	$324	422	3	$(746)	3
Net income	324	324	550	(746)	452
Net income attributable to noncontrolling interests	—	—	(128)	—	(128)
Net income attributable to Crown Holdings	$324	$324	$422	$(746)	$324

Comprehensive income	$237	$237	$456	$(572)	$358
Comprehensive income attributable to noncontrolling interests			(121)		(121)
Comprehensive income attributable to Crown Holdings	$237	$237	$335	$(572)	$237

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$350		$350
Receivables, net			1,057		1,057
Inventories			1,166		1,166
Prepaid expenses and other current assets	$1	$83	93		177
Total current assets	1	83	2,666		2,750

Intercompany debt receivables			1,769	$(1,769)
Investments	749	1,768		(2,517)
Goodwill			1,998		1,998
Property, plant and equipment, net			1,995		1,995
Other non-current assets		504	243		747
Total	$750	$2,355	$8,671	$(4,286)	$7,490

Liabilities and equity
Current liabilities
Short-term debt			$261		$261
Current maturities of long-term debt			115		115
Accounts payable and accrued liabilities	$18	$34	2,090		2,142
Total current liabilities	18	34	2,466		2,518

Long-term debt, excluding current maturities		412	2,877		3,289
Long-term intercompany debt	894	875		$(1,769)
Postretirement and pension liabilities	—		1,098		1,098
Other non-current liabilities	—	285	177		462
Commitments and contingent liabilities
Noncontrolling interests			285		285
Crown Holdings shareholders’ equity/(deficit)	(162)	749	1,768	(2,517)	(162)
Total equity/(deficit)	(162)	749	2,053	(2,517)	123
Total	$750	$2,355	$8,671	$(4,286)	$7,490

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$14	$(217)	$824		$621
Cash flows from investing activities
Capital expenditures			(324)		(324)
Acquisition of businesses, net of cash acquired			(78)		(78)
Intercompany investing activities		67	—	$(67)	—
Insurance proceeds			48		48
Proceeds from sale of property, plant and equipment			3		3
Other			(11)		(11)
Net cash provided by/(used for) investing activities	—	67	(362)	(67)	(362)
Cash flows from financing activities
Proceeds from long-term debt			109		109
Payments of long-term debt			(66)		(66)
Net change in revolving credit facility and short-term debt			29		29
Net change in long-term intercompany balances	226	150	(376)		—
Common stock issued	17		—		17
Common stock repurchased	(257)		—		(257)
Dividends paid			(67)	67
Purchase of noncontrollling interests		—	(4)		(4)
Dividend paid to noncontrolling interests			(79)		(79)
Other			(3)		(3)
Net cash provided by/(used for) financing activities	(14)	150	(457)	67	(254)
Effect of exchange rate changes on cash and cash equivalents			3		3
Net change in cash and cash equivalents	—	—	8	—	8
Cash and cash equivalents at January 1	—	—	342	—	342
Cash and cash equivalents at December 31	$—	$—	$350	$—	$350

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2011
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$10	$(39)	$408		$379
Cash flows from investing activities
Capital expenditures			(401)		(401)
Intercompany investing activities		49		$(49)	—
Proceeds from sale of property, plant and equipment			26		26
Other			3		3
Net cash provided by/(used for) investing activities		49	(372)	(49)	(372)
Cash flows from financing activities
Proceeds from long-term debt			1,770		1,770
Payments of long-term debt			(1,069)		(1,069)
Net change in revolving credit facility and short-term debt			(192)		(192)
Net change in long-term intercompany balances	291	86	(377)		—
Debt issue costs			(22)		(22)
Common stock issued	11	—	—		11
Common stock repurchased	(312)				(312)
Dividends paid			(49)	49	—
Purchase of noncontrolling interests	—	(96)	(106)		(202)
Dividend paid to noncontrolling interests			(104)		(104)
Other			(9)		(9)
Net cash provided by/(used for) financing activities	(10)	(10)	(158)	49	(129)
Effect of exchange rate changes on cash and cash equivalents			1		1
Net change in cash and cash equivalents	—	—	(121)	—	(121)
Cash and cash equivalents at January 1			463		463
Cash and cash equivalents at December 31	$—	$—	$342	$—	$342

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS For the year ended December 31, 2010 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$26	$(26)	$590		$590
Cash flows from investing activities
Capital expenditures			(320)		(320)
Intercompany investing activities		55		$(55)	—
Proceeds from sale of business, net of cash sold			7		7
Proceeds from sale of property, plant and equipment			32		32
Net cash provided by/(used for) investing activities	—	55	(281)	(55)	(281)
Cash flows from financing activities
Proceeds from long-term debt			745		745
Payments of long-term debt		(1)	(733)		(734)
Net change in revolving credit facility and short-term debt			278		278
Net change in long-term intercompany balances	216	(28)	(188)		—
Common stock issued	13	—	—		13
Common stock repurchased	(255)				(255)
Dividends paid			(55)	55	—
Purchase of noncontrolling interests		—	(169)		(169)
Dividend paid to noncontrolling interests			(112)		(112)
Other			(65)		(65)
Net cash provided by/(used for) financing activities	(26)	(29)	(299)	55	(299)
Effect of exchange rate changes on cash and cash equivalents			(6)		(6)
Net change in cash and cash equivalents	—	—	4	—	4
Cash and cash equivalents at January 1			459		459
Cash and cash equivalents at December 31	$—	$—	$463	$—	$463

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuers), wholly owned subsidiaries of the Company, have outstanding $400 principal amount of 7.625% senior notes due 2017 and $700 principal amount of 6.25% senior notes due 2021, all of which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of comprehensive income and cash flows for the years ended December 31, 2012, 2011, 2010, and

•	balance sheets as of December 31, 2012 and December 31, 2011 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2012 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,276	$6,194		$8,470
Cost of products sold, excluding depreciation and amortization		—	1,821	5,192		7,013
Depreciation and amortization			40	140		180
Gross profit			415	862		1,277
Selling and administrative expense		$7	131	244		382
Provision for asbestos			35			35
Provision for restructuring			5	43		48
Asset impairments and sales			(1)	(41)		(42)
Net interest expense		50	90	79		219
Technology royalty			(41)	41
Translation and foreign exchange				(1)		(1)
Income/(loss) before income taxes		(57)	196	497		636
Provision for / (benefit from) income taxes		(22)	(97)	102		(17)
Equity earnings / (loss) in affiliates	$557	217	264	1	$(1,034)	5
Net income	557	182	557	396	(1,034)	658
Net income attributable to noncontrolling interests				(101)		(101)
Net income attributable to Crown Holdings	$557	$182	$557	$295	$(1,034)	$557

Comprehensive income	$533	$162	$533	$385	$(974)	$639
Comprehensive income attributable to noncontrolling interests				(106)		(106)
Comprehensive income attributable to Crown Holdings	$533	$162	$533	$279	$(974)	$533

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2011 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,297	$6,347		$8,644
Cost of products sold, excluding depreciation and amortization			1,865	5,255		7,120
Depreciation and amortization			39	137		176
Gross profit			393	955		1,348
Selling and administrative expense		$6	134	255		395
Provision for asbestos			28	—		28
Provision for restructuring			2	75		77
Asset impairments and sales		—	1	5		6
Loss from early extinguishment of debt		30	1	1		32
Net interest expense		49	81	91		221
Technology royalty			(47)	47		—
Translation and foreign exchange		—	—	2		2
Income/(loss) before income taxes		(85)	193	479		587
Provision for / (benefit from) income taxes	—	(32)	114	112	—	194
Equity earnings / (loss) in affiliates	$282	237	203	—	$(719)	3
Net income	282	184	282	367	(719)	396
Net income attributable to noncontrolling interests	—	—	—	(114)		(114)
Net income attributable to Crown Holdings	$282	$184	$282	$253	$(719)	$282

Comprehensive income	$19	$160	$19	$125	$(194)	$129
Comprehensive income attributable to noncontrolling interests				(110)		(110)
Comprehensive income attributable to Crown Holdings	$19	$160	$19	$15	$(194)	$19

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2010 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,323	$5,618		$7,941
Cost of products sold, excluding depreciation and amortization			1,966	4,553		6,519
Depreciation and amortization			40	132		172
Gross profit			317	933		1,250
Selling and administrative expense		$7	137	216		360
Provision for asbestos			46	—		46
Provision for restructuring			(14)	56		42
Asset impairments and sales		(2)	1	(17)		(18)
Loss from early extinguishment of debt		11	—	5		16
Net interest expense		40	96	58		194
Technology royalty			(41)	41
Translation and foreign exchange		—	—	(4)		(4)
Income/(loss) before income taxes		(56)	92	578		614
Provision for / (benefit from) income taxes	—	(21)	46	140	—	165
Equity earnings / (loss) in affiliates	$324	189	279	—	$(789)	3
Net income	324	154	325	438	(789)	452
Net income attributable to noncontrolling interests	—	—	(1)	(127)	—	(128)
Net income attributable to Crown Holdings	$324	$154	$324	$311	$(789)	$324

Comprehensive income	$237	$139	$237	$360	$(615)	$358
Comprehensive income attributable to noncontrolling interests				(121)		(121)
Comprehensive income attributable to Crown Holdings	$237	$139	$237	$239	$(615)	$237

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$27	$1	$322		$350
Receivables, net		2	14	1,041		1,057
Intercompany receivables			7	17	$(24)
Inventories			282	884		1,166
Prepaid expenses and other current assets	$1	1	92	83		177
Total current assets	1	30	396	2,347	(24)	2,750

Intercompany debt receivables		1,530	1,483	279	(3,292)
Investments	749	1,560	606		(2,915)
Goodwill			453	1,545		1,998
Property, plant and equipment, net		1	308	1,686		1,995
Other non-current assets		26	529	192		747
Total	$750	$3,147	$3,775	$6,049	$(6,231)	$7,490

Liabilities and equity
Current liabilities
Short-term debt				$261		$261
Current maturities of long-term debt		$28	—	87		115
Accounts payable and accrued liabilities	$18	33	$317	1,774		2,142
Intercompany payables			17	7	$(24)
Total current liabilities	18	61	334	2,129	(24)	2,518

Long-term debt, excluding current maturities		1,616	412	1,261		3,289
Long-term intercompany debt	894	756	1,447	195	(3,292)
Postretirement and pension liabilities			545	553		1,098
Other non-current liabilities			288	174		462
Commitments and contingent liabilities
Noncontrolling interests				285		285
Crown Holdings shareholders’ equity/(deficit)	(162)	714	749	1,452	(2,915)	(162)
Total equity/(deficit)	(162)	714	749	1,737	(2,915)	123
Total	$750	$3,147	$3,775	$6,049	$(6,231)	$7,490

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$14	$(28)	$213	$422		$621
Cash flows from investing activities
Capital expenditures			(41)	(283)		(324)
Acquisition of businesses, net of cash acquired			(29)	(49)		(78)
Intercompany investing activities		29	268		$(297)
Insurance proceeds				48		48
Proceeds from sale of property, plant and equipment			1	2		3
Other				(11)		(11)
Net cash provided by/(used for) investing activities		29	199	(293)	(297)	(362)
Cash flows from financing activities
Proceeds from long-term debt				109		109
Payments of long-term debt			(1)	(65)		(66)
Net change in revolving credit facility and short-term debt		(104)		133		29
Net change in long-term intercompany balances	226	109	(408)	73
Common stock issued	17					17
Common stock repurchased	(257)					(257)
Dividends paid				(297)	297
Purchase of noncontrolling interests			(3)	(1)		(4)
Dividends paid to noncontrolling interests				(79)		(79)
Other				(3)		(3)
Net cash provided by/(used for) financing activities	(14)	5	(412)	(130)	297	(254)
Effect of exchange rate changes on cash and cash equivalents				3		3
Net change in cash and cash equivalents	—	6	—	2	—	8
Cash and cash equivalents at January 1		21	1	320		342
Cash and cash equivalents at December 31	$—	$27	$1	$322	$—	$350

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$10	$(29)	$(127)	$525		$379
Cash flows from investing activities
Capital expenditures			(55)	(346)		(401)
Proceeds from sale of property, plant and equipment				26		26
Intercompany investing activities		31	53	—	$(84)	—
Other			3	—		3
Net cash provided by/(used for) investing activities	—	31	1	(320)	(84)	(372)
Cash flows from financing activities
Proceeds from long-term debt		1,250		520		1,770
Payments of long-term debt		(746)	(1)	(322)		(1,069)
Net change in revolving credit facility and short-term debt		(55)		(137)		(192)
Net change in long-term intercompany balances	291	(449)	223	(65)
Debt issue costs		(19)		(3)		(22)
Common stock issued	11					11
Common stock repurchased	(312)			—	—	(312)
Dividends paid			—	(84)	84
Purchase of noncontrolling interests			(96)	(106)		(202)
Dividends paid to noncontrolling interests				(104)		(104)
Other	—	—	—	(9)	—	(9)
Net cash provided by/(used for) financing activities	(10)	(19)	126	(310)	84	(129)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
Net change in cash and cash equivalents	—	(17)	—	(104)	—	(121)
Cash and cash equivalents at January 1	—	38	1	424	—	463
Cash and cash equivalents at December 31	$—	$21	$1	$320	$—	$342

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2010
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$26	$(20)	$190	$394		$590
Cash flows from investing activities
Capital expenditures			(41)	(279)		(320)
Proceeds from sale of businesses, net of cash sold		3	—	4	—	7
Proceeds from sale of property, plant and equipment			1	31		32
Intercompany investing activities		20	22	38	$(80)	—
Net cash provided by/(used for) investing activities	—	23	(18)	(206)	(80)	(281)
Cash flows from financing activities
Proceeds from long-term debt		—		745		745
Payments of long-term debt		(404)	(1)	(329)		(734)
Net change in revolving credit facility and short-term debt		65		213		278
Net change in long-term intercompany balances	216	359	(171)	(404)		—
Common stock issued	13					13
Common stock repurchased	(255)			—	—	(255)
Dividends paid			—	(80)	80
Purchase of noncontrolling interests			—	(169)		(169)
Dividends paid to noncontrolling interests				(112)		(112)
Other	—	(12)	—	(53)	—	(65)
Net cash provided by/(used for) financing activities	(26)	8	(172)	(189)	80	(299)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)
Net change in cash and cash equivalents	—	11	—	(7)	—	4
Cash and cash equivalents at January 1	—	27	1	431	—	459
Cash and cash equivalents at December 31	$—	$38	$1	$424	$—	$463

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2012				2011
	First	Second (1)	Third (2)	Fourth (3)	First (4)	Second (5)	Third (6)	Fourth (7)
Net sales	$1,947	$2,184	$2,302	$2,037	$1,882	$2,281	$2,423	$2,058
Gross profit *	287	340	369	281	292	371	396	289
Net income attributable to Crown Holdings	69	134	325	29	16	129	129	8
Earnings per average common share:
Basic	0.47	0.91	2.23	$0.20	0.10	0.85	0.86	0.05
Diluted	0.46	0.89	2.20	$0.20	0.10	0.83	0.84	0.05
Average common shares outstanding:
Basic	147.8	148.0	145.5	143.0	154.6	152.3	150.1	149.8
Diluted	150.0	150.5	147.8	145.3	157.9	155.5	152.7	152.1
Common stock price range: **
High	$38.13	$38.56	$37.66	$39.05	$39.95	$41.58	$39.63	$34.86
Low	33.57	32.40	33.13	35.84	32.69	36.46	29.74	28.68
Close	36.83	34.49	36.75	36.81	38.58	38.82	30.61	33.58
* The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.
** Source: New York Stock Exchange - Composite Transactions

Notes:

(1)	Includes pre-tax charge of $3 for restructuring and pre-tax gain of $10 for asset impairments and sales.

(2)
Includes pre-tax charge of $7 for restructuring, pre-tax gain of $14 for asset impairments and sales and a net income tax benefit of $169 primarily related to the recognition of U.S. foreign tax credits.

(3)	Includes pre-tax charges of $35 for asbestos claims and $38 for restructuring actions, pre-tax gain of $18 for asset impairments and sales and an income tax charge of $4 for tax law changes.

(4)
Includes pre-tax charges of $25 for restructuring actions, $30 for losses on early extinguishments of debt and $17 for tax charges in connection with relocation of the Company’s European Division headquarters..

(5)	Includes pre-tax charge of $2 for loss on early extinguishment of debt.

(6)	Includes pre-tax charges of $2 for restructuring actions, $25 for tax charges in connection with a tax law change in France and pre-tax gains of $2 for asset impairments and sales.

(7)
Includes pre-tax charges of $28 for asbestos claims,$50 for restructuring actions,$8 for asset impairments and sales and $5 for tax charges in connection with the relocation of the Company’s European Division headquarters.

Crown Holdings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions – Write-offs	Balance at end of period

For the Year Ended December 31, 2012

Allowances deducted from assets to which they apply:

Trade accounts receivable	$37	$—	$2	$(2)	$37

Deferred tax assets	359	56	(15)	—	400

For the Year Ended December 31, 2011

Allowances deducted from assets to which they apply:

Trade accounts receivable	40	1	(1)	(3)	37

Deferred tax assets	376	(19)	2	—	359

For the Year Ended December 31, 2010

Allowances deducted from assets to which they apply:

Trade accounts receivable	40	4	(1)	(3)	40

Deferred tax assets	391	(6)	(9)	—	376

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.
The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

John W. Conway	67	Chairman of the Board, President and Chief Executive Officer	2001
Timothy J. Donahue	50	Executive Vice President and Chief Financial Officer	2008
Raymond L. McGowan, Jr.	61	President – Americas Division	2008
Gerard H. Gifford	57	President – European Division	2012
Jozef Salaerts	58	President – Asia Pacific Division	2007
Thomas A. Kelly	53	Senior Vice President – Finance	2009
Kevin C. Clothier	44	Vice President and Corporate Controller	2009

All of the principal executive officers have been employed by the Company for the past five years.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Corporate Governance” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 25, 2013” , “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and "Proposal 3: Approval of the 2013 Stock-Based Incentive Compensation Plan" and is incorporated herein by reference.

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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
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

3.b	Amended and Restated By-Laws of Crown Holdings, Inc. (incorporated by reference to Exhibit 3.ii of the Registrant's Current Report on Form 8-K dated November 2, 2011 (File No. 0-50189)).

4.a	Specimen certificate of Registrant’s Common Stock (incorporated by reference to Exhibit 4.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

4.b
Indenture, dated December 17, 1996, among Crown Cork & Seal Company, Inc., Crown Cork & Seal Finance PLC, Crown Cork & Seal Finance S.A. and the Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.c	Form of the Registrant's 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.d	Officers' Certificate for 7-3/8% Debentures Due 2026 (incorporated by reference to Exhibit 99.6 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.e	Form of the Registrant's 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.f	Officers' Certificate for 7-1/2% Debentures Due 2096 (incorporated by reference to Exhibit 99.7 of the Registrant's Current Report on From 8-K dated December 17, 1996 (File No. 1-2227)).

4.g	Terms Agreement, dated December 12, 1996 (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K dated December 17, 1996 (File No. 1-2227)).

4.h
Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

Crown Holdings, Inc.

4.i
Amended and Restated Rights Agreement, dated as of December 9, 2004, between Crown Holdings, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 9, 2004 (File No. 0-50189)).

4.j
Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of December 14, 2012, between Crown Holdings, Inc. and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated December 13, 2012 (File No. 0.-50189)).

4.k
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

4.m
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

4.o
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

4.q
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

4.u
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

4.x
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

4.y
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

4.z
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

4.aa
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

4.bb
Sixth Amendment to Credit Agreement, dated as of June 9, 2011, by and among Crown Americas LLC, as U.S. Borrower, Crown European Holdings S.A., as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, the financial institutions party thereto, including

Crown Holdings, Inc.

Deutsche Bank AG New York Branch, as lenders, The Bank of Nova Scotia, as Canadian Administrative Agent, and Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 0-05189))

4.cc
Seventh Amendment to Credit Agreement, dated as of November 30, 2011, by and among Crown Americas LLC, as U.S. Borrower, Crown European Holdings S.A., as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, the financial institutions party thereto, including Deutsche Bank AG New York Branch, as lenders, The Bank of Nova Scotia, as Canadian Administrative Agent, and Deutsche Bank AG New York Branch, as Administrative Agent and U.K. Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.dd of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0.-50189)).

4.dd
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

4.ee
First Amendment to Second Amended and Restated CEH Pledge Agreement, dated as of June 15, 2010, by Crown European Holdings S.A., as Pledgor, and Deutsche Bank AG New York Branch, as Euro Collateral Agent. (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated June 15, 2010 (File No. 0-05189)).

4.ff
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

Crown Holdings, Inc.

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

4.mm	Form of 7 1/8% Senior Notes due 2018 (included in Exhibit 4.ll).

4.nn
Indenture, dated as of January 31, 2011, by and among Crown Americas LLC, Crown Americas Capital Corp. III, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 6 1/4% Senior Notes due 2021. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2011 (File No. 0-05189)).

4.oo	Form of 6 1/4% Senior Notes due 2021 (included in Exhibit 4.nn).

4.pp
Registration Rights Agreement, dated as of January 9, 2013, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp. IV, Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the $800 million 4 1/2% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated January 9, 2013 (File No. 0.-50189)).

4.qq
Indenture, dated as of January 9, 2013, by and among Crown Americas LLC and Crown Americas Capital Corp. IV, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4 1/2% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated January 9, 2013 (File No. 0.-50189)).

4.rr	Form of 4 ½% Senior Notes due 2023 (included in Exhibit 4.qq).

4.ss
Registration Rights Agreement, dated as of January 15, 2013, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp. IV, Deutsche Bank Securities Inc., as the Initial Purchaser, and the Guarantors (as defined therein), relating to the $200 million 4 1/2% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated January 15, 2013 (File No. 0.-50189)).

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

Crown Holdings, Inc.

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

10.h
Purchase Agreement, dated as of January 3, 2013, by and among the Company, Crown Americas LLC, Crown Americas Capital Corp. IV, Deutsche Bank Securities Inc. as Representative, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated January 3, 2013 (File No. 0.-50189)).

10.i
Purchase Agreement, dated as of January 9, 2013, by and among the Company, Crown Americas LLC, Crown Americas Capital Corp. IV, Deutsche Bank Securities Inc., as the Initial Purchaser, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated January 9, 2013 (File No. 0.-50189)).

10.j	Employment Contracts:

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

Crown Holdings, Inc.

(6)
Executive Employment Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No 0-50189)).

(7)
Employment contract between Crown Holdings, Inc. and Jozef Salaerts, dated November 5, 2012 (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No 0-50189)).

10.k
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

(6)
Senior Executive Retirement Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012(File No 0-50189)).

(7)	Amendment No. 1 to the Senior Executive Retirement Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford dated December 28, 2012.

10.n
Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

10.o
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

10.q
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

10.s
Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.t
Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.ff of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.u
Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-51089)).

10.v
Crown Holdings, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-50189)).

10.w
Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.x
Crown Cork & Seal Company, Inc. Pension Plan for Outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.y
Amendment No. 1, effective April 1, 2005, to the Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-50189)).

10.z
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

10.aa
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

10.cc
Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.pp of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.dd
Amendment No. 2, effective July 28, 2010, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-50189)).

Crown Holdings, Inc.

10.ee
Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

10.ff
Crown Cork & Seal Company, Inc. Restoration Plan, dated July 28, 2010 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012(File No 0-50189)).

10.gg
Amendment No. 1, effective July 1, 2011, to the Crown Cork & Seal Company, Inc. Restoration Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012(File No 0-50189)).

10.hh
Receivables Purchase Agreement, dated as of March 9, 2010, among Crown Cork & Seal Receivables (DE) Corporation, as the seller, Crown Cork & Seal USA, Inc., as the servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as administrative agent, and the conduit purchasers, alternate purchasers, facility agents party thereto from time to time (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010(File No 0-50189)).

10.ii
Parent Undertaking Agreement, dated as of March 9, 2010, made by Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc. in favor of the purchasers, the facility agents and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010(File No 0-50189)).

10.jj
Third Amended and Restated Receivables Sale Agreement, dated as of March 9, 2010, among Crown Cork and Seal USA, Inc., as a seller and the servicer, CROWN Metal packaging Canada LP, as a seller, and Crown Cork & Seal Receivables (DE) Corporation, as the buyer (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010(File No 0-50189)).

Exhibits 10.j through 10.jj, with the exception of 10.z, 10.aa and 10.hh - 10.jj, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

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

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2012, 2011 and 2010; (iii) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller
Date: March 1, 2013
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Conway, Timothy J. Donahue and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2012 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ John W. Conway
John W. Conway	Chairman of the Board, President and Chief Executive Officer

/s/ Timothy J. Donahue
Timothy J. Donahue	Executive Vice President and Chief Financial Officer

/s/ Kevin C. Clothier
Kevin C. Clothier	Vice President and Corporate Controller

SIGNATURE
DIRECTORS

/s/ Jenne K. Britell	/s/ Josef M. Müller
Jenne K. Britell	Josef M. Müller

/s/ Arnold W. Donald	/s/ Thomas A. Ralph
Arnold W. Donald	Thomas A. Ralph

/s/ William G. Little	/s/ Hugues du Rouret
William G. Little	Hugues du Rouret

/s/ Hans J. Löliger
Hans J. Löliger	Jim L. Turner

/s/ James H. Miller	/s/ William S. Urkiel
James H. Miller	William S. Urkiel