Form 10-Q
period 2013-03-31
CROWN HOLDINGS INC
filed 2013-04-30
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 143,838,832 shares of Common Stock outstanding as of April 24, 2013.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2013	2012
Net sales	$1,973	$1,947
Cost of products sold, excluding depreciation and amortization	1,640	1,618
Depreciation and amortization	34	42
Gross profit	299	287
Selling and administrative expense	104	106
Provision for restructuring	4	—
Loss from early extinguishments of debt	38	—
Interest expense	60	58
Interest income	(2)	(2)
Translation and foreign exchange	2	3
Income before income taxes and equity earnings	93	122
Provision for income taxes	24	32
Equity earnings in affiliates	(2)	—
Net income	67	90
Net income attributable to noncontrolling interests	(26)	(21)
Net income attributable to Crown Holdings	$41	$69

Earnings per common share attributable to Crown Holdings:
Basic	$0.29	$0.47
Diluted	$0.28	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31
	2013	2012
Net income	$67	$90

Other comprehensive income, net of tax
Foreign currency translation adjustments	(20)	39
Pension and other postretirement benefits	18	16
Derivatives qualifying as hedges	(18)	23
Total other comprehensive income / (loss)	(20)	78

Total comprehensive income	47	168
Net income attributable to noncontrolling interests	(26)	(21)
Derivatives qualifying as hedges attributable to noncontrolling interests	3	(3)
Comprehensive income attributable to Crown Holdings	$24	$144

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$304	$350
Receivables, net	1,175	1,057
Inventories	1,352	1,166
Prepaid expenses and other current assets	193	177
Total current assets	3,024	2,750

Goodwill	1,937	1,998
Property, plant and equipment, net	1,988	1,995
Other non-current assets	752	747
Total	$7,701	$7,490

Liabilities and equity
Current liabilities
Short-term debt	$267	$261
Current maturities of long-term debt	129	115
Accounts payable and accrued liabilities	1,930	2,142
Total current liabilities	2,326	2,518

Long-term debt, excluding current maturities	3,708	3,289
Postretirement and pension liabilities	1,042	1,098
Other non-current liabilities	461	462
Commitments and contingent liabilities (Note K)
Noncontrolling interests	292	285
Crown Holdings shareholders’ deficit	(128)	(162)
Total equity	164	123
Total	$7,701	$7,490

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31
	2013	2012
Cash flows from operating activities
Net income	$67	$90
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	34	42
Provision for restructuring	4	—
Pension expense	19	24
Pension contributions	(20)	(18)
Stock-based compensation	10	10
Changes in assets and liabilities:
Receivables	(118)	(114)
Inventories	(205)	(140)
Accounts payable and accrued liabilities	(208)	(249)
Other, net	(15)	(34)
Net cash used for operating activities	(432)	(389)
Cash flows from investing activities
Capital expenditures	(63)	(62)
Insurance proceeds	8	23
Other	3	(9)
Net cash used for investing activities	(52)	(48)
Cash flows from financing activities
Proceeds from long-term debt	1,007	21
Payments of long-term debt	(911)	(8)
Net change in revolving credit facility and short-term debt	364	338
Debt issue costs	(15)	—
Common stock issued	8	2
Common stock repurchased	(6)	(7)
Purchase of noncontrolling interests	(10)	—
Dividends paid to noncontrolling interests	(8)	(16)
Other	10	8
Net cash provided by financing activities	439	338
Effect of exchange rate changes on cash and cash equivalents	(1)	7
Net change in cash and cash equivalents	(46)	(92)
Cash and cash equivalents at January 1	350	342
Cash and cash equivalents at March 31	$304	$250

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2012	$929	$863	$512	$(2,590)	$(187)	$(473)	$234	$(239)
Net income			69			69	21	90
Other comprehensive income / (loss)				75		75	3	78
Dividends paid to noncontrolling interests							(16)	(16)
Restricted stock awarded		(2)			2
Stock-based compensation		10				10		10
Common stock issued		1			1	2		2
Common stock repurchased		(6)			(1)	(7)		(7)
Balance at March 31, 2012	$929	$866	$581	$(2,515)	$(185)	$(324)	$242	$(82)

Balance at January 1, 2013	$929	$668	$1,069	$(2,614)	$(214)	$(162)	$285	$123
Net income			41			41	26	67
Other comprehensive income / (loss)				(17)		(17)	(3)	(20)
Dividends paid to noncontrolling interests							(8)	(8)
Restricted stock awarded		(2)			2
Stock-based compensation		10				10		10
Common stock issued		6			2	8		8
Common stock repurchased		(5)			(1)	(6)		(6)
Purchase of noncontrolling interests		(2)				(2)	(8)	(10)
Balance at March 31, 2013	$929	$675	$1,110	$(2,631)	$(211)	$(128)	$292	$164

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2013 and the results of its operations and of its cash flows for the three months ended March 31, 2013 and 2012. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

B.	Accounting and Reporting Developments

Recently Adopted Accounting Standards

In the first quarter of 2013, the Company adopted changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross and net information about instruments and transactions subject to an agreement similar to a master netting arrangement and eligible for offset in the statement of financial position. The disclosures are intended to enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments. Other than disclosure, these changes had no impact on the Company's consolidated financial statements. See Note G for the Company's disclosures.

In the first quarter of 2013, the Company adopted changes to the disclosure of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to present in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. Other than disclosure, these changes had no impact on the Company's consolidated financial statements. See Note C for the Company's disclosures.

Change in Depreciable Lives

The Company, with the assistance of a third party appraiser, recently completed an evaluation of the estimated useful lives of its two-piece and three-piece can-making equipment. As a result, effective January 1, 2013, the company increased the estimated useful lives of its can-making equipment to reflect its current estimate of the useful lives. As a result of this change, depreciation and amortization was lower by $10 and net income higher by $7 or $0.05 per diluted share for the three months ended March 31, 2013.

Crown Holdings, Inc.

C.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income for the three months ended March 31, 2013.

	Defined Benefit Plans	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$(1,954)	$(648)	$(12)	$(2,614)
Other comprehensive income (loss) before reclassifications	—	(20)	(17)	(37)
Amounts reclassified from accumulated other comprehensive income	18	—	2	20
Other comprehensive income (loss)	18	(20)	(15)	(17)
Balance at March 31, 2013	$(1,936)	$(668)	$(27)	$(2,631)

The following table provides information about the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedges
Commodities	$3	Cost of products sold
	3	Total before tax
	(1)	Provision for income taxes
	$2	Net of tax

Amortization of defined benefit plan items
Actuarial losses	$36	(a)
Prior service credit	(14)	(a)
	22	Total before tax
	(4)	Provision for income taxes
	$18	Net of tax

Total reclassifications for the period	$20	Net of tax
(a) These accumulated other comprehensive income components are included in the computation of net period pension and postretirement cost. See Note M for further details.

Crown Holdings, Inc.

D.	Stock-Based Compensation

A summary of restricted stock transactions during the three months ended March 31, 2013 follows:

Number of shares
Non-vested shares outstanding at January 1, 2013	898,190
Awarded:
Time-vesting (average grant-date fair value of $38.68)	115,557
Performance-based (average grant-date fair value of $36.75)	243,251
Performance-based – achieved 140.83% level (grant-date fair value of $37.91)	93,755
Released:
Time-vesting shares awarded in 2010 through 2012	(144,623)
Performance-based shares awarded in 2010	(229,624)
Performance-based awards – achieved 140.83% level	(93,755)
Non-vested shares outstanding at March 31, 2013	882,751

The average grant-date fair value of restricted stock awarded in 2013 and 2012 was $38.68 and $33.75 for time-vested shares and $36.75 and $39.52 for performance-based shares.

The Company awards shares of restricted stock to certain senior executives annually. The awards consist of time-vesting awards which vest ratably over three years and performance-based shares which cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares originally awarded, and will be settled in stock. The fair value of the performance-based shares awarded was calculated using a Monte Carlo valuation model. The estimated weighted average grant-date fair value of the 243,251 performance-based shares awarded during the first three months of 2013 was $36.75 using a weighted average stock price volatility of 22.4%, an expected term of three years, and a weighed average risk-free interest rate of 0.34%. The variables used to value the 2012 award included a weighted average stock price volatility of 27.80% , an expected term of three years, and a weighted average risk-free rate of 0.40%.

During the first three months of 2013, 93,755 additional performance-based shares were issued under the Company's 2010 award because the Company exceeded the target level (100%) of performance-based shares, established on the original date of the related award, by 40.83%. These shares were issued without restriction.

At March 31, 2013, unrecognized compensation cost related to outstanding restricted stock was $10. The weighted average period over which the expense is expected to be recognized is 2.1 years. The aggregate market value of the shares released and issued on the vesting dates was $18.

E.	Receivables

	March 31, 2013	December 31, 2012
Accounts receivable	$1,018	$922
Less: allowance for doubtful accounts	(32)	(37)
Net trade receivables	986	885
Miscellaneous receivables	189	172
Receivables, net	$1,175	$1,057

Crown Holdings, Inc.

F.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	March 31, 2013	December 31, 2012
Raw materials and supplies	$616	$602
Work in process	149	128
Finished goods	587	436
	$1,352	$1,166

G.	Derivative and Other Financial Instruments

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

Fair value disclosures for financial assets and liabilities that were accounted for at fair value on a recurring basis are provided later in this note. In addition, see Note I for fair value disclosures related to debt.

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

Crown Holdings, Inc.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2013 mature between one and thirty-three months.

When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally specified period, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.

The Company uses forward contracts to hedge anticipated purchases of various commodities, including aluminum, fuel oil and natural gas and these exposures are hedged by a central treasury unit.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign currency denominated sales or purchases. The Company manages these risks at the operating unit level. Often the hedging of foreign currency risk is performed in concert with related commodity price hedges.

The following table sets forth financial information about the impact on Accumulated Other Comprehensive Income (“AOCI”) and earnings from changes in the fair value of derivative instruments.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended
Derivatives in cash flow hedges	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Foreign exchange	$—	$2	$—	$(1)	(1)
Commodities	(17)	10	(2)	(7)	(2)
Total	$(17)	$12	$(2)	$(8)

(1) Within the Statement of Operations for the three months ended March 31, 2012, a gain of $3 was recognized in cost of products sold and a loss of $4 was recognized in net sales.

(2) Within the Statement of Operations for the three months ended March 31, 2013, a loss of $3 was recognized in cost of products sold and a tax benefit of $1 was recognized in income tax expense. During the three months ended March 31, 2012 a loss of $9 was recognized in cost of products sold and a tax benefit of $2 was recognized in income tax expense.

For the twelve month period ending March 31, 2014, a net loss of $37 ($29, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the three months ended March 31, 2013 and 2012 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three months ended March 31, 2013.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of $6 for the three months ended March 31, 2013 and a gain of $2 for the three months ended March 31, 2012. The impact on earnings from foreign exchange contracts not designated as hedges was a loss of $12 for the three months ended March 31, 2013 and a gain of $1 for the same period in 2012. These adjustments were reported within translation and foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively.

	Balance Sheet Classification	Fair Value Hierarchy	March 31, 2013	December 31, 2012
Derivative Assets
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$15	$5
Commodities	Other current assets	1	—	5
Commodities	Other non-current assets	1	—	1
Derivatives not designated as hedges:
Foreign exchange	Other current assets	2	2	11
	Total		$17	$22

Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$20	$6
Commodities	Accounts payable and accrued liabilities	1	34	17
Commodities	Other non-current liabilities	1	4	3
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	12	4
	Total		$70	$30

Offsetting of Derivative Assets and Liabilities

Certain derivative financial instruments are subject to agreements with counterparties similar to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the statement of financial position. In the table below, the aggregate fair values of the the Company's derivative assets and liabilities are presented on both a gross and net basis, where appropriate.

Crown Holdings, Inc.

	Gross Amounts Recognized in the Balance Sheet	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
Balance at March 31, 2013
Derivative Assets	17	—	17	2	15
Derivative Liabilities	70	—	70	2	68

Balance at December 31, 2012
Derivative Assets	22	—	22	7	15
Derivative Liabilities	30	—	30	7	23

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 were:

	March 31, 2013	December 31, 2012
Derivatives in cash flow hedges:
Foreign exchange	$955	$471
Commodities	432	434
Derivatives in fair value hedges:
Foreign exchange	99	105
Derivatives not designated as hedges:
Foreign exchange	677	924

H.	Restructuring

The Company recorded restructuring charges as follows:

	Three Months Ended
	March 31
	2013	2012
European Food	1	—
Asia Pacific	1	—
Other European operations	2	—
	4	—

Restructuring charges by type are as follows:

	Three Months Ended
	March 31
	2013	2012
Other exit costs	4	—
	$4	$—

European Division Headquarters

Through March 31, 2013, the Company incurred costs of $37 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

Crown Holdings, Inc.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Total
Balance at January 1, 2013	$—	$22	$22
Provisions	—	—	—
Balance at March 31, 2013	$—	$22	$22

Other exit costs represent the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay these costs over the next 3 years.

European Food

Through March 31, 2013, the Company incurred costs of $25 in connection with 2011 and 2012 actions to reduce manufacturing capacity and headcount in its European Food segment. These actions combined are expected to reduce headcount by approximately 285 and to eliminate approximately 7% of the business' capacity. Due to the similar nature of these actions, the Company has combined in the rollforward presented below. The Company expects to incur future additional costs of $4 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $29. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2013	$18	$—	$18
Provisions	—	1	1
Payments	(1)	(1)	(2)
Foreign currency translation	(1)	—	(1)
Balance at March 31, 2013	$16	$—	$16

Other European operations

Through March 31, 2013, the Company incurred costs of $65 in connection with 2011 and 2012 actions to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. These actions combined are expected to reduce headcount by approximately 474 and to eliminate approximately 20% of the businesses' capacity. Due to the similar nature of these actions, the Company has combined in the rollforward presented below. The Company currently expects to incur future additional costs of $3 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $68. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2013	$37	$—	$37
Provision	—	2	2
Payments	(7)	(2)	(9)
Foreign currency translation	(1)	—	(1)
Balance at March 31, 2013	$29	$—	$29

Other

As of March 31, 2013, the accrual balance related to restructuring actions in Asia Pacific was $2 and Corporate was $3 respectively. These amounts relate to termination benefits for actions taken in 2012 and are expected to be paid in 2013.

Crown Holdings, Inc.

I.	Debt
The Company’s outstanding debt was as follows.

	March 31, 2013	December 31, 2012
Short-term debt	$267	$261
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$398	$45
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2016	248	550
Euro (€124 at March 31, 2013) at EURIBOR plus 1.75% due 2016	159	362
Senior notes and debentures:
U.S. dollar 7.625% due 2017	—	400
Euro (€500 at March 31, 2013) 7.125% due 2018	641	659
U.S. dollar 6.25% due 2021	700	700
U.S. dollar 4.50% due 2023	1,000	—
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	279	283
Unamortized discounts	(2)	(9)
Total long-term debt	3,837	3,404
Less: current maturities	(129)	(115)
Total long-term debt, less current maturities	$3,708	$3,289

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $4,267 at March 31, 2013.

In January 2013, the Company issued $1,000 principal amount of 4.5% senior unsecured notes due 2023. The Company paid $15 in issuance costs that will be amortized over the term of the debt. In connection with the issuance, the Company redeemed all of its outstanding $400 senior notes due 2017 and repaid $500 of indebtedness under its senior secured term loan facilities. The Company recorded a loss from early extinguishment of debt of $38, including $23 for premiums paid, $9 for the write off of deferred financing fees and $6 for the write off of unamortized discounts.

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

In recent years, the states of Alabama, Arizona, Florida, Georgia, Idaho, Indiana, Michigan, Mississippi, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Utah, Wisconsin and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Georgia, South Carolina, South Dakota and Wyoming, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor's total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor's assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company

Crown Holdings, Inc.

cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

On October 22, 2010, the Texas Supreme Court, in a 6-2 decision, reversed a lower court decision, Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas, which had upheld the dismissal of an asbestos-related case against Crown Cork. The Texas Supreme Court held that the Texas legislation was unconstitutional under the Texas Constitution when applied to asbestos-related claims pending against Crown Cork when the legislation was enacted in June 2003. The Company believes that the decision of the Texas Supreme Court is limited to retroactive application of the Texas legislation to asbestos-related cases that were pending against Crown Cork in Texas on June 11, 2003 and therefore, in its accrual, continues to assign no value to claims filed after June 11, 2003.

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

During the three months ended March 31, 2013, the Company paid $7 to settle outstanding claims and had claims activity as follows:

Beginning claims	51,000
New claims	1,000
Settlements or dismissals	(500)
Ending claims	51,500

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2012, the Company's outstanding claims were:

2012
Claimants alleging first exposure after 1964	15,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000
Pennsylvania	2,000
Other states that have enacted asbestos legislation	6,000
Other states	15,000
Total claims outstanding	51,000

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2013.

As of March 31, 2013, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $249, including $193 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2022. The Company’s accrual excludes potential costs for claims beyond 2022 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. The Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 88% of the claims outstanding at the end of 2012), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

Crown Holdings, Inc.

The Company's Italian subsidiaries have received assessments for value added taxes and related income taxes from the Italian tax authorities and expect to receive additional assessments for value added taxes resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The assessments cover tax periods 2004 through 2007 and additional assessments are expected to cover tax periods 2008 through 2009.  The expected total assessments are approximately €26 ($33 at March 31, 2013) plus any applicable interest and penalties. The Company estimates that penalties may be as much as €44 ($56 at March 31, 2013). In early 2012, the Company received one favorable ruling and two unfavorable rulings from lower level Italian courts related to these assessments. These rulings have been appealed. Through March 31, 2013, the Company has settled three assessments for approximately €7 ($9 at March 31, 2013). As of March 31, 2013, the Company has accrued $13 related to the assessments. While the Company believes it has meritorious defenses to the remaining Italian tax claims, it is reasonably possible that the Company could incur a loss in excess of its accrual. The Company cannot reasonably estimate the possible loss or range of losses because the application of penalties under Italian law is complex and the amount assessed by the Italian authorities is discretionary.  Settlement discussions with the Italian tax authorities are ongoing. The Company intends to continue disputing the assessments with respect to the open matters in judicial proceedings barring any settlement with the Italian tax authorities. There can be no assurance the Company will be successful in settling these matters or prevailing in judicial proceedings, or that the final amount of any additional taxes and related interest and penalties payable to the Italian tax authorities in such settlement or judicial proceedings will be under the Company's accrual.

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

The Company has various commitments to purchase materials, supplies and utilities as part of the ordinary course of business. The Company’s basic raw materials for its products are steel and aluminum, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for standby letters of credit and for purchases of capital assets.

At March 31, 2013, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $9. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At March 31, 2013, the Company also had guarantees of $37 related to the residual values of leased assets.

L.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to Crown Holdings for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended
	March 31
	2013	2012
Net income attributable to Crown Holdings	$41	$69
Weighted average shares outstanding:
Basic	142.5	147.8
Add: dilutive stock options and restricted stock	1.5	2.2
Diluted	144.0	150.0
Basic earnings per share	$0.29	$0.47
Diluted earnings per share	$0.28	$0.46

For the three months ended March 31, 2013 and 2012, 0.2 million  and 0.2 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

Crown Holdings, Inc.

M.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31 were as follows:

	Three Months Ended
	March 31
Pension Benefits – U.S. Plans	2013	2012
Service cost	$4	$3
Interest cost	15	17
Expected return on plan assets	(25)	(23)
Recognized net loss	14	14
Net periodic cost	$8	$11

	Three Months Ended
	March 31
Pension Benefits – Non-U.S. Plans	2013	2012
Service cost	$7	$7
Interest cost	36	38
Expected return on plan assets	(46)	(46)
Recognized prior service credit	(4)	—
Recognized net loss	18	14
Net periodic cost	$11	$13

	Three Months Ended
	March 31
Other Postretirement Benefits	2013	2012
Service cost	$1	$1
Interest cost	3	4
Recognized prior service credit	(10)	(11)
Recognized net loss	4	4
Net periodic cost	$(2)	$(2)

N.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended
	March 31
	2013	2012
U.S. statutory rate at 35%	$33	$43
Tax on foreign income	(10)	(11)
Valuation allowance	2	2
Other items, net	(1)	(2)
Income tax provision	$24	$32

Crown Holdings, Inc.

O.	Segment Information

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

The tables below present information about operating segments for the three months ended March 31, 2013 and 2012:

	External Sales
	Three Months Ended
	March 31
	2013	2012
Americas Beverage	$552	$534
North America Food	197	200
European Beverage	371	362
European Food	376	402
Asia Pacific	276	225
Total reportable segments	1,772	1,723
Non-reportable segments	201	224
Total	$1,973	$1,947

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, the Company's specialty packaging business in Europe and the Company's tooling and equipment operations in the U.S. and United Kingdom.

	Intersegment Sales
	Three Months Ended
	March 31
	2013	2012
Americas Beverage	$14	$22
North America Food	3	3
European Beverage	1	6
European Food	21	26
Asia Pacific	—	—
Total reportable segments	39	57
Non-reportable segments	32	33
Total	$71	$90

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Crown Holdings, Inc.

	Segment Income
	Three Months Ended
	March 31
	2013	2012
Americas Beverage	$76	$69
North America Food	31	32
European Beverage	51	42
European Food	32	40
Asia Pacific	33	31
Total reportable segments	$223	$214

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended
	March 31
	2013	2012
Segment income of reportable segments	$223	$214
Segment income of non-reportable segments	22	23
Corporate and unallocated items	(50)	(56)
Provision for restructuring	(4)	—
Loss from early extinguishments of debt	(38)	—
Interest expense	(60)	(58)
Interest income	2	2
Translation and foreign exchange	(2)	(3)
Income before income taxes and equity earnings	$93	$122

For the three months ended March 31, 2013 and 2012, intercompany profit of $2 and $1 was eliminated within segment income of non-reportable segments.

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Crown Holdings, Inc.

P.	Condensed Combining Financial Information
Crown European Holdings SA (Issuer), a wholly owned subsidiary of the Company, has €500 ($641 at March 31, 2013) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands.
The following condensed combining financial statements:
•statements of comprehensive income for the three months ended March 31, 2013 and 2012,
•balance sheets as of March 31, 2013 and December 31, 2012, and
•statements of cash flows for the three months ended March 31, 2013 and 2012 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,008	$965		$1,973
Cost of products sold, excluding depreciation and amortization			828	812		1,640
Depreciation and amortization			14	20		34
Gross profit			166	133		299
Selling and administrative expense		—	81	23		104
Provision for restructuring		—	2	2		4
Loss from early extinguishments of debt		$1	37			38
Net interest expense		13	32	13		58
Technology royalty		—	(8)	8		—
Translation and foreign exchange		—	2	—		2
Income/(loss) before income taxes		(14)	20	87		93
Provision for / (benefit from) income taxes		—	16	8		24
Equity earnings / (loss) in affiliates	$41	22	37	—	$(102)	(2)
Net income	41	8	41	79	(102)	67
Net income attributable to noncontrolling interests				(26)		(26)
Net income attributable to Crown Holdings	$41	$8	$41	$53	$(102)	$41

Comprehensive income	$24	$(11)	$24	$49	$(39)	$47
Comprehensive income attributable to noncontrolling interests				(23)		(23)
Comprehensive income attributable to Crown Holdings	$24	$(11)	$24	$26	$(39)	$24

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,089	$858		$1,947
Cost of products sold, excluding depreciation and amortization			911	707		1,618
Depreciation and amortization			18	24		42
Gross profit		—	160	127		287
Selling and administrative expense		—	83	23		106
Net interest expense		$15	31	10		56
Technology royalty			(7)	7		—
Translation and foreign exchange	—	—	2	1	—	3
Income/(loss) before income taxes		(15)	51	86	—	122
Provision for / (benefit from) income taxes	—	—	18	14	—	32
Equity earnings / (loss) in affiliates	$69	49	36	—	$(154)	—
Net income	69	34	69	72	(154)	90
Net income attributable to noncontrolling interests	—	—	—	(21)	—	(21)
Net income attributable to Crown Holdings	$69	$34	$69	$51	$(154)	$69

Comprehensive income	$144	$98	$144	$143	$(361)	$168
Comprehensive income attributable to noncontrolling interests	—	—	—	(24)	—	(24)
Comprehensive income attributable to Crown Holdings	$144	$98	$144	$119	$(361)	$144

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$128	$176		$304
Receivables, net			332	843		1,175
Intercompany receivables		$2	58	32	$(92)
Inventories			677	675		1,352
Prepaid expenses and other current assets	—	7	139	47		193
Total current assets	—	9	1,334	1,773	(92)	3,024

Intercompany debt receivables		1,515	3,176	424	(5,115)
Investments	$772	3,799	(228)		(4,343)
Goodwill			1,383	554		1,937
Property, plant and equipment, net			596	1,392		1,988
Other non-current assets		22	644	86		752
Total	$772	$5,345	$6,905	$4,229	$(9,550)	$7,701

Liabilities and equity
Current liabilities
Short-term debt		$8	$9	$250		$267
Current maturities of long-term debt		17	28	84		129
Accounts payable and accrued liabilities	$6	20	1,018	886		1,930
Intercompany payables		—	32	60	$(92)
Total current liabilities	6	45	1,087	1,280	(92)	2,326

Long-term debt, excluding current maturities		1,007	2,506	195		3,708
Long-term intercompany debt	894	2,150	1,223	848	(5,115)
Postretirement and pension liabilities			1,023	19		1,042
Other non-current liabilities		8	294	159		461
Commitments and contingent liabilities
Noncontrolling interests			—	292		292
Crown Holdings shareholders’ equity/(deficit)	(128)	2,135	772	1,436	(4,343)	(128)
Total equity/(deficit)	(128)	2,135	772	1,728	(4,343)	164
Total	$772	$5,345	$6,905	$4,229	$(9,550)	$7,701

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(2)	$(24)	$(276)	$(130)		$(432)
Cash flows from investing activities
Capital expenditures			(10)	(53)		(63)
Intercompany investing activities		—	10		$(10)	—
Insurance proceeds				8		8
Other			3	—		3
Net cash provided by/(used for) investing activities	—	—	3	(45)	(10)	(52)
Cash flows from financing activities
Proceeds from long-term debt			1,000	7		1,007
Payments of long-term debt		(199)	(702)	(10)		(911)
Net change in revolving credit facility and short-term debt		237	138	(11)		364
Debt issue costs		—	(15)	—		(15)
Net change in long-term intercompany balances	—	(12)	(166)	178		—
Common stock issued	8					8
Common stock repurchased	(6)					(6)
Dividends paid			—	(10)	10
Purchase of noncontrolling interests			—	(10)		(10)
Dividends paid to noncontrolling interests				(8)		(8)
Other		(2)	12	—		10
Net cash provided by/(used for) financing activities	2	24	267	136	10	439
Effect of exchange rate changes on cash and cash equivalents				(1)		(1)
Net change in cash and cash equivalents	—	—	(6)	(40)	—	(46)
Cash and cash equivalents at January 1			134	216		350
Cash and cash equivalents at March 31	$—	$—	$128	$176	$—	$304

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(5)	$(26)	$(173)	$(185)		$(389)
Cash flows from investing activities
Capital expenditures			(13)	(49)		(62)
Intercompany investing activities		—	12	—	$(12)	—
Insurance proceeds				23		23
Other			—	(9)		(9)
Net cash provided by/(used for) investing activities		—	(1)	(35)	(12)	(48)
Cash flows from financing activities
Proceeds from long-term debt		—	—	21		21
Payments of long-term debt		—	—	(8)		(8)
Net change in revolving credit facility and short-term debt		4	303	31		338
Net change in long-term intercompany balances	10	12	(81)	59		—
Common stock issued	2					2
Common stock repurchased	(7)					(7)
Dividends paid				(12)	12	—
Dividends paid to noncontrolling interests				(16)		(16)
Other		10	(2)	—		8
Net cash provided by/(used for) financing activities	5	26	220	75	12	338
Effect of exchange rate changes on cash and cash equivalents				7		7
Net change in cash and cash equivalents	—	—	46	(138)	—	(92)
Cash and cash equivalents at January 1		—	54	288		342
Cash and cash equivalents at March 31	$—	$—	$100	$150	$—	$250

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt.

The following condensed combining financial statements:
•statements of comprehensive income for the three months ended March 31, 2013 and 2012,
•balance sheets as of March 31, 2013 and December 31, 2012, and
•statements of cash flows for the three months ended March 31, 2013 and 2012 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,973		$1,973
Cost of products sold, excluding depreciation and amortization			1,640		1,640
Depreciation and amortization			34		34
Gross profit			299		299
Selling and administrative expense	—	$3	101		104
Provision for restructuring	—		4		4
Loss on early extinguishments of debt			38		38
Net interest expense		26	32		58
Translation and foreign exchange			2		2
Income/(loss) before income taxes		(29)	122	—	93
Provision for / (benefit from) income taxes		2	22		24
Equity earnings / (loss) in affiliates	$41	72	—	$(115)	(2)
Net income	41	41	100	(115)	67
Net income attributable to noncontrolling interests			(26)		(26)
Net income attributable to Crown Holdings	$41	$41	$74	$(115)	$41

Comprehensive income	$24	$24	$80	$(81)	$47
Comprehensive income attributable to noncontrolling interests			(23)		(23)
Comprehensive income attributable to Crown Holdings	$24	$24	$57	$(81)	$24

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,947		$1,947
Cost of products sold, excluding depreciation and amortization			1,618		1,618
Depreciation and amortization			42		42
Gross profit			287		287
Selling and administrative expense		$3	103		106
Net interest expense		23	33		56
Translation and foreign exchange			3		3
Income/(loss) before income taxes		(26)	148		122
Provision for / (benefit from) income taxes		(4)	36		32
Equity earnings / (loss) in affiliates	$69	91	—	$(160)	—
Net income	69	69	112	(160)	90
Net income attributable to noncontrolling interests			(21)		(21)
Net income attributable to Crown Holdings	$69	$69	$91	$(160)	$69

Comprehensive income	$144	$144	$190	$(310)	$168
Comprehensive income attributable to noncontrolling interests			(24)		(24)
Comprehensive income attributable to Crown Holdings	$144	$144	$166	$(310)	$144

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$304		$304
Receivables, net			1,175		1,175
Inventories			1,352		1,352
Prepaid expenses and other current assets	—	$83	110		193
Total current assets	—	83	2,941		3,024

Intercompany debt receivables			1,792	$(1,792)
Investments	$772	1,813		(2,585)
Goodwill			1,937		1,937
Property, plant and equipment, net			1,988		1,988
Other non-current assets		501	251		752
Total	$772	$2,397	$8,909	$(4,377)	$7,701

Liabilities and equity
Current liabilities
Short-term debt			$267		$267
Current maturities of long-term debt			129		129
Accounts payable and accrued liabilities	$6	$35	1,889		1,930
Total current liabilities	6	35	2,285		2,326

Long-term debt, excluding current maturities		411	3,297		3,708
Long-term intercompany debt	894	898		$(1,792)
Postretirement and pension liabilities	—		1,042		1,042
Other non-current liabilities	—	281	180		461
Commitments and contingent liabilities
Noncontrolling interests			292		292
Crown Holdings shareholders’ equity/(deficit)	(128)	772	1,813	(2,585)	(128)
Total equity/(deficit)	(128)	772	2,105	(2,585)	164
Total	$772	$2,397	$8,909	$(4,377)	$7,701

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$350		$350
Receivables, net			1,057		1,057
Inventories			1,166		1,166
Prepaid expenses and other current assets	$1	$83	93		177
Total current assets	1	83	2,666		2,750

Intercompany debt receivables			1,769	$(1,769)
Investments	749	1,768		(2,517)
Goodwill			1,998		1,998
Property, plant and equipment, net			1,995		1,995
Other non-current assets		504	243		747
Total	$750	$2,355	$8,671	$(4,286)	$7,490

Liabilities and equity
Current liabilities
Short-term debt			$261		$261
Current maturities of long-term debt			115		115
Accounts payable and accrued liabilities	$18	$34	2,090		2,142
Total current liabilities	18	34	2,466		2,518

Long-term debt, excluding current maturities		412	2,877		3,289
Long-term intercompany debt	894	875		$(1,769)
Postretirement and pension liabilities			1,098		1,098
Other non-current liabilities		285	177		462
Commitments and contingent liabilities
Noncontrolling interests			285		285
Crown Holdings shareholders’ equity/(deficit)	(162)	749	1,768	(2,517)	(162)
Total equity/(deficit)	(162)	749	2,053	(2,517)	123
Total	$750	$2,355	$8,671	$(4,286)	$7,490

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provide by/(used for) operating activities	$(2)	$(34)	$(396)		$(432)
Cash flows from investing activities
Capital expenditures			(63)		(63)
Intercompany investing activities		8	—	$(8)	—
Insurance proceeds			8		8
Other			3		3
Net cash provided by/(used for) investing activities	—	8	(52)	(8)	(52)
Cash flows from financing activities
Proceeds from long-term debt			1,007		1,007
Payments of long-term debt			(911)		(911)
Net change in revolving credit facility and short-term debt			364		364
Debt issue costs			(15)		(15)
Net change in long-term intercompany balances		26	(26)		—
Common stock issued	8		—		8
Common stock repurchased	(6)		—		(6)
Dividends paid			(8)	8
Purchase of noncontrollling interests		—	(10)		(10)
Dividend paid to noncontrolling interests			(8)		(8)
Other			10		10
Net cash provided by/(used for) financing activities	2	26	403	8	439
Effect of exchange rate changes on cash and cash equivalents			(1)		(1)
Net change in cash and cash equivalents	—	—	(46)	—	(46)
Cash and cash equivalents at January 1	—	—	350	—	350
Cash and cash equivalents at March 31	$—	$—	$304	$—	$304

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(5)	$(19)	$(365)		$(389)
Cash flows from investing activities
Capital expenditures			(62)		(62)
Insurance proceeds			23		23
Intercompany investing activities		6		$(6)	—
Other			(9)		(9)
Net cash provided by/(used for) investing activities		6	(48)	(6)	(48)
Cash flows from financing activities
Proceeds from long-term debt			21		21
Payments of long-term debt			(8)		(8)
Net change in revolving credit facility and short-term debt			338		338
Net change in long-term intercompany balances	10	13	(23)		—
Common stock issued	2	—	—		2
Common stock repurchased	(7)				(7)
Dividends paid			(6)	6	—
Dividend paid to noncontrolling interests			(16)		(16)
Other			8		8
Net cash provided by/(used for) financing activities	5	13	314	6	338
Effect of exchange rate changes on cash and cash equivalents			7		7
Net change in cash and cash equivalents	—	—	(92)	—	(92)
Cash and cash equivalents at January 1			342		342
Cash and cash equivalents at March 31	$—	$—	$250	$—	$250

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuers), wholly owned subsidiaries of the Company, have outstanding $700 principal amount of 6.25% senior notes due 2021 and $1,000 principal amount of 4.5% senior notes due 2023, which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis.

The following condensed combining financial statements:

•	statements of comprehensive income for the three months ended March 31, 2013 and 2012,

•	balance sheets as of March 31, 2013 and December 31, 2012, and

•	statements of cash flows for the three months ended March 31, 2013 and 2012 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$534	$1,439		$1,973
Cost of products sold, excluding depreciation and amortization		—	429	1,211		1,640
Depreciation and amortization			7	27		34
Gross profit			98	201		299
Selling and administrative expense		$3	37	64		104
Provision for restructuring			4	—		4
Loss from early extinguishments of debt		37		1		38
Net interest expense		13	23	22		58
Technology royalty			(9)	9
Translation and foreign exchange				2		2
Income/(loss) before income taxes		(53)	43	103		93
Provision for / (benefit from) income taxes		(20)	28	16		24
Equity earnings / (loss) in affiliates	$41	52	26	—	$(121)	(2)
Net income	41	19	41	87	(121)	67
Net income attributable to noncontrolling interests				(26)		(26)
Net income attributable to Crown Holdings	$41	$19	$41	$61	$(121)	$41

Comprehensive income	$24	$24	$24	$62	$(87)	$47
Comprehensive income attributable to noncontrolling interests				(23)		(23)
Comprehensive income attributable to Crown Holdings	$24	$24	$24	$39	$(87)	$24

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$540	$1,407		$1,947
Cost of products sold, excluding depreciation and amortization			440	1,178		1,618
Depreciation and amortization			10	32		42
Gross profit			90	197		287
Selling and administrative expense		$2	39	65		106
Net interest expense		13	22	21		56
Technology royalty		—	(10)	10
Translation and foreign exchange		—	—	3		3
Income/(loss) before income taxes		(15)	39	98		122
Provision for / (benefit from) income taxes	—	(6)	21	17	—	32
Equity earnings / (loss) in affiliates	$69	55	51	—	$(175)	—
Net income	69	46	69	81	(175)	90
Net income attributable to noncontrolling interests			—	(21)		(21)
Net income attributable to Crown Holdings	$69	$46	$69	$60	$(175)	$69

Comprehensive income	$144	$46	$144	$159	$(325)	$168
Comprehensive income attributable to noncontrolling interests	—	—	—	(24)	—	(24)
Comprehensive income attributable to Crown Holdings	$144	$46	$144	$135	$(325)	$144

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$26	—	$278		$304
Receivables, net		—	$17	1,158		1,175
Intercompany receivables			14	13	$(27)
Inventories			329	1,023		1,352
Prepaid expenses and other current assets	—	1	95	97		193
Total current assets	—	27	455	2,569	(27)	3,024

Intercompany debt receivables		1,626	1,531	10	(3,167)
Investments	$772	1,615	605		(2,992)
Goodwill			453	1,484		1,937
Property, plant and equipment, net		1	303	1,684		1,988
Other non-current assets		31	518	203		752
Total	$772	$3,300	$3,865	$5,950	$(6,186)	$7,701

Liabilities and equity
Current liabilities
Short-term debt				$267		$267
Current maturities of long-term debt		$28	—	101		129
Accounts payable and accrued liabilities	$6	27	$313	1,584		1,930
Intercompany payables			13	14	$(27)
Total current liabilities	6	55	326	1,966	(27)	2,326

Long-term debt, excluding current maturities		2,006	412	1,290		3,708
Long-term intercompany debt	894	501	1,536	236	(3,167)
Postretirement and pension liabilities			538	504		1,042
Other non-current liabilities			281	180		461
Commitments and contingent liabilities
Noncontrolling interests				292		292
Crown Holdings shareholders’ equity/(deficit)	(128)	738	772	1,482	(2,992)	(128)
Total equity/(deficit)	(128)	738	772	1,774	(2,992)	164
Total	$772	$3,300	$3,865	$5,950	$(6,186)	$7,701

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$27	$1	$322		$350
Receivables, net		2	14	1,041		1,057
Intercompany receivables			7	17	$(24)
Inventories			282	884		1,166
Prepaid expenses and other current assets	$1	1	92	83		177
Total current assets	1	30	396	2,347	(24)	2,750

Intercompany debt receivables		1,530	1,483	279	(3,292)
Investments	749	1,560	606		(2,915)
Goodwill			453	1,545		1,998
Property, plant and equipment, net		1	308	1,686		1,995
Other non-current assets		26	529	192		747
Total	$750	$3,147	$3,775	$6,049	$(6,231)	$7,490

Liabilities and equity
Current liabilities
Short-term debt				$261		$261
Current maturities of long-term debt		$28	—	87		115
Accounts payable and accrued liabilities	$18	33	$317	1,774		2,142
Intercompany payables			17	7	$(24)
Total current liabilities	18	61	334	2,129	(24)	2,518

Long-term debt, excluding current maturities		1,616	412	1,261		3,289
Long-term intercompany debt	894	756	1,447	195	(3,292)	—
Postretirement and pension liabilities			545	553		1,098
Other non-current liabilities			288	174		462
Commitments and contingent liabilities
Noncontrolling interests				285		285
Crown Holdings shareholders’ equity/(deficit)	(162)	714	749	1,452	(2,915)	(162)
Total equity/(deficit)	(162)	714	749	1,737	(2,915)	123
Total	$750	$3,147	$3,775	$6,049	$(6,231)	$7,490

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(2)	$(20)	$(48)	$(362)		$(432)
Cash flows from investing activities
Capital expenditures			(5)	(58)		(63)
Intercompany investing activities		2	8		$(10)
Insurance proceeds				8		8
Other			3	—		3
Net cash provided by/(used for) investing activities		2	6	(50)	(10)	(52)
Cash flows from financing activities
Proceeds from long-term debt		1,000		7		1,007
Payments of long-term debt		(702)		(209)		(911)
Net change in revolving credit facility and short-term debt		85		279		364
Debt issue costs		(15)		—		(15)
Net change in long-term intercompany balances	—	(351)	41	310
Common stock issued	8					8
Common stock repurchased	(6)					(6)
Dividends paid				(10)	10
Purchase of noncontrolling interests			—	(10)		(10)
Dividends paid to noncontrolling interests				(8)		(8)
Other				10		10
Net cash provided by/(used for) financing activities	2	17	41	369	10	439
Effect of exchange rate changes on cash and cash equivalents				(1)		(1)
Net change in cash and cash equivalents	—	(1)	(1)	(44)	—	(46)
Cash and cash equivalents at January 1		27	1	322		350
Cash and cash equivalents at March 31	$—	$26	$—	$278	$—	$304

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(5)	$(10)	$(24)	$(350)		$(389)
Cash flows from investing activities
Capital expenditures			(4)	(58)		(62)
Intercompany investing activities		5	7	—	$(12)	—
Insurance Proceeds				23		23
Other			—	(9)		(9)
Net cash provided by/(used for) investing activities	—	5	3	(44)	(12)	(48)
Cash flows from financing activities
Proceeds from long-term debt		—		21		21
Payments of long-term debt		—	—	(8)		(8)
Net change in revolving credit facility and short-term debt		260		78		338
Net change in long-term intercompany balances	10	(248)	21	217
Common stock issued	2					2
Common stock repurchased	(7)			—	—	(7)
Dividends paid			—	(12)	12
Dividends paid to noncontrolling interests				(16)		(16)
Other	—	—	—	8	—	8
Net cash provided by/(used for) financing activities	5	12	21	288	12	338
Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	7
Net change in cash and cash equivalents	—	7	—	(99)	—	(92)
Cash and cash equivalents at January 1	—	21	1	320	—	342
Cash and cash equivalents at March 31	$—	$28	$1	$221	$—	$250

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2013 compared to 2012 and changes in financial condition and liquidity from December 31, 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In recent years, the Company has expanded its beverage can businesses in Asia, Brazil and Eastern Europe in response to increased unit volume demand driven by increased per capita incomes and consumption, combined with a shift in packaging mix to two-piece aluminum beverage cans from other packages. In the first quarter of 2013, the Company commercialized second beverage can lines in Putian, China and Bangi, Malaysia. In the second quarter of 2013, the Company expects to commercialize new beverage can plants in Danang, Vietnam and Bangkok, Thailand; and in the third quarter of 2013, the Company expects to begin production at its new plant in Sihanoukville, Cambodia. In addition, the Company has begun construction on a new facility in northern Brazil in the city of Teresina and expects to begin commercial shipments in early 2014. There can be no assurance, however, that the Company will be able to implement its expansion plans according to schedule or at all. The Company continuously monitors these markets and, where necessary, may adjust capital deployment based on economic developments and market-by-market conditions.

Beverage can sales unit volumes in the Company's mature markets have been stable to slightly declining in North America and slightly increasing in Europe. Global food and aerosol can sales unit volumes have been stable to declining in recent years primarily due to lower consumer spending. While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company monitors capacity across all of its businesses and, where necessary, may take action such as closing a plant or reducing headcount to better manage its costs. Any or all of these actions may result in additional restructuring charges in the future which may be material. The Company is currently evaluating certain projects which, if approved, may result in additional restructuring charges between $20 and $30.

As part of the Company's efforts to manage cost, it attempts to pass-through increases in the cost of aluminum and steel to its customers. There can be no assurance that the Company will be able to recover from its customers the impact of any such increased costs. Aluminum and steel prices can be subject to significant volatility and there does not appear to be a consistent and predictable trend in pricing.

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

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the Company's European businesses, the Canadian dollar in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net Sales and Segment Income

	Three Months Ended
	March 31
	2013	2012
Net sales	$1,973	$1,947
Beverage cans and ends as a percentage of net sales	56%	54%
Food cans and ends as a percentage of net sales	26%	28%

Three months ended March 31, 2013 compared to 2012

Net sales increased primarily due to a 6% increase in global beverage can volumes which offset a 2% decrease in food can volumes and the pass-through of lower material costs.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps”, and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced slightly declining volumes in recent years. In Brazil, the Company's sales unit volumes have increased in recent years primarily due to market growth. The Company recently began construction on a new facility in northern Brazil and expects to begin commercial shipments in early 2014.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended
	March 31
	2013	2012
Net sales	$552	$534
Segment income	76	69

Three months ended March 31, 2013 compared to 2012

Net sales increased primarily due to $20 from higher sales unit volumes in Brazil and Mexico. The increase in Brazil is primarily the result of recent capacity additions in response to the country's growing middle class and increasing disposable income and its shift in packaging mix to two-piece aluminum beverage cans from other packages.

Segment income increased primarily due to $4 from higher sales unit volumes and $3 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended
	March 31
	2013	2012
Net sales	$197	$200
Segment income	31	32

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended March 31, 2013 compared to 2012

Net sales decreased primarily due to a 2% decline in sales unit volumes.

Segment income decreased primarily due to the decline in sales unit volumes partially offset by $1 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

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

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended
	March 31
	2013	2012
Net sales	$371	$362
Segment income	51	42

Three months ended March 31, 2013 compared to 2012

Net sales increased primarily due to 4% higher sales unit volumes primarily in France, Turkey and the UK. The increase in Turkey is primarily attributable to the Company's new plant in Osmaniye, Turkey which began commercial operations in the second quarter of 2012.

Segment income increased primarily due to $7 from higher sales unit volumes and improved cost performance and $2 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. In 2011 and 2012, the Company initiated restructuring actions in its European Food segment to reduce manufacturing capacity and headcount. The Company expects these actions to result in annual cost savings of approximately $16. However, there can be no assurance that any such pre-tax savings will be realized.

At March 31, 2013, the Company had a receivable of $42 with a customer in its European Food business who has experienced financial difficulty. Based on the Company's understanding of the customer's present financial condition and terms agreed to with the customer, the Company currently expects the receivable to be fully paid. However, if the customer's financial condition were to deteriorate and the Company's expectations with respect to collectability were to change, the Company may need to record a charge in the future that could be material.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended
	March 31
	2013	2012
Net sales	$376	$402
Segment income	32	40

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended March 31, 2013 compared to 2012

Net sales decreased primarily due to $14 from lower selling prices reflecting the pass-through of lower material costs and the impact of competitive price compression and $12 from lower sales unit volumes including delayed early shipments of seasonal cans which are now expected to occur later in the year.

Segment income decreased primarily due to $6 from competitive price compression and $4 from lower sales unit volumes partially offset by $2 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

Asia Pacific

The Company's Asia Pacific segment consists of beverage and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the Company's beverage can businesses in Asia have experienced significant growth. For the three months ended March 31, 2013, sales of beverage cans and ends accounted for 78% of Asia Pacific's sales.

In 2012, the Company commercialized new beverage can plants in Putian, Ziyang and Heshan, China and expanded capacity at its plant in Ho Chi Minh City, Vietnam. In the fourth quarter of 2012, the Company acquired an aluminum beverage can and end production facility in Vietnam and also acquired a controlling interest in Superior Multi-Packaging Ltd. (“Superior”), a listed company on the Singapore Exchange.  Superior primarily produces specialty packaging containers for consumer products companies at its facilities in China, Singapore and Vietnam. The acquisition of the controlling interest in Superior was made by an indirect 55% owned subsidiary of the Company.

In the first quarter of 2013, the Company commercialized second beverage can lines in Putian, China and Bangi, Malaysia. In the second quarter of 2013, the Company expects to commercialize new beverage can plants in Danang, Vietnam and Bangkok, Thailand; and in the third quarter of 2013, the Company expects to begin production at its new plant in Sihanoukville, Cambodia. However, there can be no assurance that the Company will be able to begin production at these plants according to this schedule or at all.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended
	March 31
	2013	2012
Net sales	$276	$225
Segment income	33	31

Three months ended March 31, 2013 compared to 2012

Net sales increased primarily due to $26 from higher sales unit volumes, primarily beverage can sales, and $28 from the acquisition of Superior in the fourth quarter of 2012.

Segment income increased primarily due to higher beverage can sales unit volumes partially offset by start-up costs associated with recent capacity expansion.

Non-reportable Segments

The Company's non-reportable segments include its aerosol can businesses in North America and Europe, its specialty packaging business in Europe and its tooling and equipment operations in the U.S. and United Kingdom. In recent years, the Company's specialty packaging business has experienced stable to slightly declining volumes and its aerosol can businesses have experienced slightly declining volumes. In 2011 and 2012, the Company initiated restructuring actions in its European Aerosol and European Specialty Packaging businesses to reduce manufacturing capacity and headcount. The Company expects these actions to result in annual cost savings of approximately $30. However, there can be no assurance that any such pre-tax savings will be realized.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended
	March 31
	2013	2012
Net sales	$201	$224
Segment income	22	23

Three months ended March 31, 2013 compared to 2012

Net sales decreased primarily due to $8 from lower sales unit volumes in the Company's European Specialty Packaging businesses and $17 from lower beverage equipment sales to can manufacturers partially offset by $5 from increased sales in the Company's aerosol businesses.

Segment income decreased primarily due to $4 from lower beverage equipment sales to can manufacturers partially offset by $3 from improvements in the Company's aerosol businesses including the benefits of recent restructuring.

Corporate and Unallocated Expense

	Three Months Ended
	March 31
	2013	2012
Corporate and unallocated expense	$(50)	$(56)

For the three months ended March 31, 2013 compared to 2012, corporate and unallocated expense decreased primarily due to lower pension expense.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended March 31, 2013 compared to 2012, cost of products sold (excluding depreciation and amortization) increased from $1,618 to $1,640 primarily due to higher global beverage can volumes partially offset by the pass-through of lower material costs.

Depreciation and Amortization

For the three months ended March 31, 2013 compared to 2012, depreciation and amortization expense decreased from $42 to $34 primarily due to a change in the estimated useful lives of the Company's two-piece and three-piece can-making equipment. The Company, with the assistance of a third party appraiser, recently completed an evaluation of the estimated useful lives of its two-piece and three-piece can-making equipment. As a result, effective January 1, 2013, the company increased the estimated useful lives of its can-making equipment to reflect its current estimates of the useful lives. As a result of this change, depreciation and amortization was lower by $10 and net income higher by $7 or $0.05 per diluted share for the three months ended March 31, 2013.

Currently, the Company expects the full year impact of the change to result in lower depreciation and amortization of approximately $50 for the year ended December 31, 2013.

Selling and Administrative Expense

For the three months ended March 31, 2013 compared to 2012, selling and administrative expense decreased from $106 to $104 primarily due to lower incentive compensation costs.

At March 31, 2013, the Company had a receivable of $42 with a customer in its European Food business who has experienced financial difficulty. Based on the Company's understanding of the customer's present financial condition and terms agreed to with the customer, the Company currently expects the receivable to be fully paid. However, if the customer's financial condition were to deteriorate and the Company's expectations with respect to collectability were to change, the Company may need to record a charge in the future that could be material.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Interest Expense

For the three months ended March 31, 2013 compared to 2012, interest expense increased from $58 to $60 primarily due to higher average debt outstanding.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended
	March 31
	2013	2012
Income before income taxes	$93	$122
Provision for income taxes	24	32
Effective income tax rate	25.8%	26.2%

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2013 compared to 2012 net income attributable to noncontrolling interests increased from $21 to $26 primarily due to increased earnings in the Americas Beverage segment primarily in Brazil where the noncontrolling investor has a 50% ownership interest.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities increased from $389 for the three months ended March 31, 2012 to $432 in 2013 primarily due to higher net working capital and $23 of premiums paid to redeem all of the Company's outstanding $400 senior notes due 2017.

Receivables increased from $1,057 at December 31, 2012 to $1,175 at March 31, 2013 and used cash of $114 for the three months ended March 31, 2012 compared to $118 in 2013. Sales in March 2013 were higher than in December 2012 as sales generally increase each month of the year until peaking in the third quarter. In addition, payment terms for certain of the company's food can operations result in receivables increasing throughout the year and being paid down in the fourth quarter. As a result, receivables generally increase through the third quarter of each year. Days sales outstanding for trade receivables increased from 43 for three months ended March 31, 2012 to 45 in 2013.

Inventories increased from $1,166 at December 31, 2012 to $1,352 at March 31, 2013 and used cash of $140 for the three months ended March 31, 2012 compared to $205 in 2013. Inventory levels typically increase each month of the year until peaking in the third quarter due to seasonal build primarily in the Company's food can businesses. Cash used in 2013 was higher than in 2012 due to capacity expansion and the Company's efforts to manage lower levels of inventory at December 31, 2012 which resulted in higher cash used in 2013 for seasonal build.

Investing Activities

Cash used for investing activities increased from $48 for the three months ended March 31, 2012 to $52 in 2013 primarily due to lower insurance proceeds received in 2013 compared to 2012 related to flooding at the Company's beverage can plant in Thailand.

Financing Activities

Cash provided by financing activities increased from $338 for the three months ended March 31, 2012 to $439 in 2013. The increase is primarily because the Company issued $1,000 principal amount of 4.5% senior unsecured notes due 2023 and used the proceeds to redeem all of its outstanding $400 senior notes due 2017, to repay $500 of indebtedness under its senior secured term loan facilities, to pay related premiums and fees and for general corporate purposes.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Other financing activities, in each year, represent cash settlements of foreign currency derivatives used to hedge intercompany debt obligations.

Liquidity

As of March 31, 2013, $273 of the Company's $304 cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $143 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of March 31, 2013, the Company had $758 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less $398 of borrowings and $44 of outstanding standby letters of credit.

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

Capital Resources

As of March 31, 2013, the Company has approximately $74 of capital commitments primarily related to capacity expansion in its Asia Pacific segment. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Contractual Obligations

During the first three months of 2013 there were no material changes to the Company's contractual obligations reported in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the first three months of 2013. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 with respect to goodwill.

Goodwill Impairment

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the estimated fair value of the Company's European Aerosols reporting unit was 22% higher than its carrying value. Based on current projections, the Company continues to believe that the estimated fair value of its European Aerosols reporting unit exceeds its carrying value. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $143 could be recorded.

Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note J and commitments and contingencies in Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which are not historical facts (including any statements concerning plans and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to

Crown Holdings, Inc.

market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2013, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2013, the Company had $1.2 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 million before tax.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities as part of publicly announced programs during the first three months of 2013.

In December 2012, the Company's Board of Directors authorized the repurchase of an aggregate amount of $800 million of the Company's common stock through the end of 2014. This authorization supersedes the previous authorization. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of March 31, 2013, $800 million of the Company’s outstanding common stock may be repurchased under the program.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Submission of Matters to a Vote of Security Holders.

(a)
Crown Holdings, Inc. (the “Company”) held its Annual Meeting of Shareholders on April 25, 2013 (the “Annual Meeting”). As of March 5, 2013, the record date for the meeting, 143,557,743 shares of Common Stock, par value $5.00 per share, of the Company (“Common Stock”) were issued and outstanding. A quorum of 143,557,743 shares of Common Stock were present or represented at the meeting.

(b)	The following individuals were nominated and elected to serve as directors:

Jenne K. Britell, John W. Conway, Arnold W. Donald, William G. Little, Hans J. Löliger, James H. Miller, Josef M. Müller, Thomas A. Ralph, Hugues du Rouret, Jim L. Turner and William S. Urkiel.

Crown Holdings, Inc.

At the Annual Meeting, the Company's shareholders voted on the four matters below as follows:

1)Election of Directors.

Directors	Votes For	Votes Withheld	Broker Non-Vote
Jenne K. Britell	124,017,760	1,201,318	6,361,745
John W. Conway	122,163,295	3,055,783	6,361,745
Arnold W. Donald	106,184,683	19,034,395	6,361,745
William G. Little	113,803,766	11,415,312	6,361,745
Hans J. Löliger	112,879,599	12,339,479	6,361,745
James H. Miller	124,039,811	1,179,267	6,361,745
Josef M. Müller	124,950,418	268,660	6,361,745
Thomas A. Ralph	123,767,505	1,451,573	6,361,745
Hugues du Rouret	124,010,790	1,208,288	6,361,745
Jim L. Turner	113,818,083	11,400,995	6,361,745
William S. Urkiel	124,946,079	272,999	6,361,745

2)	Ratification of appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December 31, 2013.

Votes For	Votes Against	Votes Abstaining
131,242,933	203,079	134,811

3)    Adoption of the 2013 Stock-Based Incentive Compensation Plan.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
111,591,334	13,434,768	192,976	6,361,745

4)	Approval, by non-binding advisory vote, of the compensation of the Company's Named Executive Officers as disclosed in the Company's 2013 Proxy Statement.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
70,241,523	53,441,108	1,536,447	6,361,745

Crown Holdings, Inc.

Item 6.	Exhibits

4.1
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

4.2
Indenture, dated as of January 9, 2013, by and among Crown Americas LLC and Crown Americas Capital Corp. IV, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4 1/2% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated January 9, 2013 (File No. 0.-50189)).

4.3	Form of 4 ½% Senior Notes due 2023 (included in Exhibit 4.2).

4.4
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

10.1
Purchase Agreement, dated as of January 3, 2013, by and among the Company, Crown Americas LLC, Crown Americas Capital Corp. IV, Deutsche Bank Securities Inc. as Representative, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated January 3, 2013 (File No. 0.-50189)).

10.2
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

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

Date: April 30, 2013