Form 10-Q
period 2013-06-30
CROWN HOLDINGS INC
filed 2013-07-26
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 140,826,004 shares of Common Stock outstanding as of July 23, 2013.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net sales	$2,223	$2,184	$4,196	$4,131
Cost of products sold, excluding depreciation and amortization	1,818	1,799	3,458	3,417
Depreciation and amortization	30	45	64	87
Gross profit	375	340	674	627
Selling and administrative expense	102	90	206	196
Provision for restructuring	4	3	8	3
Asset impairments and sales	—	(10)	—	(10)
Loss from early extinguishments of debt	—	—	38	—
Interest expense	61	55	121	113
Interest income	(1)	(1)	(3)	(3)
Foreign exchange	—	(5)	2	(2)
Income before income taxes and equity earnings	209	208	302	330
Provision for income taxes	55	51	79	83
Equity earnings in affiliates	1	—	(1)	—
Net income	155	157	222	247
Net income attributable to noncontrolling interests	(22)	(23)	(48)	(44)
Net income attributable to Crown Holdings	$133	$134	$174	$203

Earnings per common share attributable to Crown Holdings:
Basic	$0.94	$0.91	$1.23	$1.37
Diluted	$0.93	$0.89	$1.21	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net income	$155	$157	$222	$247

Other comprehensive income, net of tax
Foreign currency translation adjustments	(4)	(39)	(24)	—
Pension and other postretirement benefits	30	17	48	33
Derivatives qualifying as hedges	(12)	(24)	(30)	(1)
Total other comprehensive income / (loss)	14	(46)	(6)	32

Total comprehensive income	169	111	216	279
Net income attributable to noncontrolling interests	(22)	(23)	(48)	(44)
Translation adjustments attributable to noncontrolling interests	1	1	1	1
Derivatives qualifying as hedges attributable to noncontrolling interests	—	4	3	1
Comprehensive income attributable to Crown Holdings	$148	$93	$172	$237

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$227	$350
Receivables, net	1,302	1,057
Inventories	1,424	1,166
Prepaid expenses and other current assets	219	177
Total current assets	3,172	2,750

Goodwill	1,944	1,998
Property, plant and equipment, net	2,018	1,995
Other non-current assets	735	747
Total	$7,869	$7,490

Liabilities and equity
Current liabilities
Short-term debt	$286	$261
Current maturities of long-term debt	168	115
Accounts payable and accrued liabilities	2,177	2,142
Total current liabilities	2,631	2,518

Long-term debt, excluding current maturities	3,672	3,289
Postretirement and pension liabilities	990	1,098
Other non-current liabilities	451	462
Commitments and contingent liabilities (Note K)
Noncontrolling interests	286	285
Crown Holdings shareholders’ deficit	(161)	(162)
Total equity	125	123
Total	$7,869	$7,490

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$222	$247
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	64	87
Provision for restructuring	8	3
Asset impairments and sales	—	(10)
Pension expense	39	49
Pension contributions	(43)	(51)
Stock-based compensation	12	12
Changes in assets and liabilities:
Receivables	(281)	(296)
Inventories	(286)	(135)
Accounts payable and accrued liabilities	(10)	(121)
Other, net	24	(1)
Net cash used for operating activities	(251)	(216)
Cash flows from investing activities
Capital expenditures	(124)	(139)
Insurance proceeds	8	23
Change in restricted cash	(5)	(11)
Proceeds from sale of property, plant and equipment	5	2
Other	—	(3)
Net cash used for investing activities	(116)	(128)
Cash flows from financing activities
Proceeds from long-term debt	1,040	42
Payments of long-term debt	(984)	(32)
Net change in revolving credit facility and short-term debt	423	274
Debt issue costs	(15)	—
Common stock issued	13	4
Common stock repurchased	(194)	(7)
Purchase of noncontrolling interests	(10)	—
Dividends paid to noncontrolling interests	(35)	(38)
Other	11	(5)
Net cash provided by financing activities	249	238
Effect of exchange rate changes on cash and cash equivalents	(5)	(6)
Net change in cash and cash equivalents	(123)	(112)
Cash and cash equivalents at January 1	350	342
Cash and cash equivalents at June 30	$227	$230

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2012	$929	$863	$512	$(2,590)	$(187)	$(473)	$234	$(239)
Net income			203			203	44	247
Other comprehensive income / (loss)				34		34	(2)	32
Dividends paid to noncontrolling interests							(38)	(38)
Restricted stock awarded		(2)			2
Stock-based compensation		12				12		12
Common stock issued		3			1	4		4
Common stock repurchased		(6)			(1)	(7)		(7)
Balance at June 30, 2012	$929	$870	$715	$(2,556)	$(185)	$(227)	$238	$11

Balance at January 1, 2013	$929	$668	$1,069	$(2,614)	$(214)	$(162)	$285	$123
Net income			174			174	48	222
Other comprehensive income / (loss)				(2)		(2)	(4)	(6)
Dividends paid to noncontrolling interests							(35)	(35)
Restricted stock awarded		(8)			8
Stock-based compensation		12				12		12
Common stock issued		10			3	13		13
Common stock repurchased		(171)			(23)	(194)		(194)
Purchase of noncontrolling interests		(2)				(2)	(8)	(10)
Balance at June 30, 2013	$929	$509	$1,243	$(2,616)	$(226)	$(161)	$286	$125

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2013 and the results of its operations for the three and six months ended June 30, 2013 and 2012 and of its cash flows for the six months ended June 30, 2013 and 2012. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

Change in Depreciable Lives

The Company, with the assistance of a third party appraiser, completed an evaluation of the estimated useful lives of its two-piece and three-piece can-making equipment. As a result, effective January 1, 2013, the company increased the estimated useful lives of its can-making equipment to reflect its current estimate of the useful lives. As a result of this change, for the three months ended June 30, 2013, depreciation and amortization was lower by $14 and net income higher by $11 or $0.08 per diluted share. For the six months ended June 30, 2013, depreciation and amortization was lower by $24 and net income higher by $18 or $0.13 per diluted share.

Crown Holdings, Inc.

C.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income for the six months ended June 30, 2013.

	Defined Benefit Plans	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$(1,954)	$(648)	$(12)	$(2,614)
Other comprehensive income (loss) before reclassifications	14	(23)	(39)	(48)
Amounts reclassified from accumulated other comprehensive income	34	—	12	46
Other comprehensive income (loss)	48	(23)	(27)	(2)
Balance at June 30, 2013	$(1,906)	$(671)	$(39)	$(2,616)

Other comprehensive income of $14 for defined benefit plans relates to the elimination of certain non-US post- retirement benefits.
The following table provides information about the amounts reclassified out of accumulated other comprehensive income in 2013.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedges
Commodities	$18	Cost of products sold
	18	Total before tax
	(5)	Provision for income taxes
	$13	Net of tax

Foreign exchange	$1	Net sales
	(2)	Cost of products sold
	(1)	Total before tax
	—	Provision for income taxes
	$(1)	Net of tax

Total gains and losses on cash flow hedges	$12

Amortization of defined benefit plan items
Actuarial losses	$69	(a)
Prior service credit	(26)	(a)
	43	Total before tax
	(9)	Provision for income taxes
	$34	Net of tax

Total reclassifications for the period	$46	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net period pension and postretirement cost. See Note M for further details.

Crown Holdings, Inc.

D.	Stock-Based Compensation

In February 2013, the Company awarded shares of restricted stock to certain senior executives consisting of time-vesting awards which vest ratably over three years and performance-based shares which cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares originally awarded, and will be settled in stock. The fair value of the performance-based shares awarded was calculated using a Monte Carlo valuation model.

In April 2013, the Company's shareholders approved the 2013 Stock-Based Incentive Compensation Plan which allows for a total 6.2 million shares to be issued under future awards. In May 2013, the Company awarded 1.2 million shares of time-vesting restricted stock which vest over five years commencing in May 2015.

A summary of restricted stock transactions during the six months ended June 30, 2013 follows:

Number of shares
Non-vested shares outstanding at January 1, 2013	898,190
Awarded:
Time-vesting (average grant-date fair value of $41.89)	1,294,078
Performance-based (average grant-date fair value of $36.75)	243,251
Performance-based – achieved 141% level (grant-date fair value of $37.91)	93,755
Released:
Time-vesting shares awarded in 2010 through 2012	(144,623)
Performance-based shares awarded in 2010	(229,624)
Performance-based awards – achieved 141% level	(93,755)
Non-vested shares outstanding at June 30, 2013	2,061,272

The average grant-date fair value of the 2013 and 2012 awards was $41.89 and $33.75 for time-vested shares and $36.75 and $39.52 for performance-based shares.

The estimated weighted average grant-date fair value of the 243,251 performance-based shares awarded in 2013 was $36.75 using a weighted average stock price volatility of 22.4%, an expected term of three years, and a weighted average risk-free interest rate of 0.34%. The variables used to value the 2012 award included a weighted average stock price volatility of 27.80%, an expected term of three years, and a weighted average risk-free rate of 0.40%.

At June 30, 2013, unrecognized compensation cost related to outstanding restricted stock was $60. The weighted average period over which the expense is expected to be recognized is 4.2 years. The aggregate market value of the shares released and issued on the vesting dates was $18. The Company has assumed an annual forfeiture rate of 5% on the May 2013 award.

E.	Receivables

	June 30, 2013	December 31, 2012
Accounts receivable	$1,139	$922
Less: allowance for doubtful accounts	(43)	(37)
Net trade receivables	1,096	885
Miscellaneous receivables	206	172
Receivables, net	$1,302	$1,057

Crown Holdings, Inc.

F.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	June 30, 2013	December 31, 2012
Raw materials and supplies	$655	$602
Work in process	151	128
Finished goods	618	436
	$1,424	$1,166

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

Crown Holdings, Inc.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2013 mature between one and thirty months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Quarter Ended	Six Months Ended	Quarter Ended	Six Months Ended
Derivatives in cash flow hedges	June 30, 2013	June 30, 2013	June 30, 2013	June 30, 2013

Foreign exchange	$—	$1	$—	$1	(1)
Commodities	(23)	(40)	(11)	(13)	(2)
Total	$(23)	$(39)	$(11)	$(12)

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassified from AOCI into earnings
	Quarter Ended	Six Months Ended	Quarter Ended	Six Months Ended
Derivatives in cash flow hedges	June 30, 2012	June 30, 2012	June 30, 2012	June 30, 2012

Foreign exchange contracts	$—	$2	$—	$(1)	(3)
Commodity contracts	(31)	(21)	(11)	(18)	(4)
Total	$(31)	$(19)	$(11)	$(19)

(1) Within the Statement of Operations for the three months ended June 30, 2013, a gain of $1 was recognized in cost of products sold and a loss of $1 was recognized in net sales. During the six months ended June 30, 2013 a gain of
$2 was recognized in cost of products sold and a loss of $1 was recognized in net sales.

(2) Within the Statement of Operations for the three months ended June 30, 2013, a loss of $15 was recognized in cost of products sold and a tax benefit of $4 was recognized in income tax expense. During the six months ended June 30, 2013 a loss of $18 was recognized in cost of products sold and a tax benefit of $5 was recognized in income tax expense.

Crown Holdings, Inc.

(3) Within the Statement of Operations for the three months ended June 30, 2012 , a gain of $3 was recognized in cost of products sold and a loss of $3 was recognized in net sales. During the six months ended June 30, 2012 , a gain of $6 was recognized in cost of products sold and a loss of $7 was recognized in net sales.

(4) Within the Statement of Operations for the three months ended June 30, 2012 , a loss of $14 was recognized in cost of products sold and a tax benefit of $3 was recognized in income tax expense. During the six months ended June 30, 2012, a loss of $23 was recognized in cost of products sold and a tax benefit of $5 was recognized in income tax expense.

For the twelve month period ending June 30, 2014, a net loss of $52 ($42, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the six months ended June 30, 2013 and 2012 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three and six months ended June 30, 2013.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated in hedge relationships; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes in re-measurement of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments.

The impact on earnings from foreign exchange contracts designated as fair value hedges was a gain of $1 and losses of $5 for the three and six months ended June 30, 2013 and a loss of less than $1 and a gain of $1 for the three and six months ended June 30, 2012. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $10 and a loss of $3 for the three and six months ended June 30, 2013 and losses of $4 and $3 for the same periods in 2012. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively.

	Balance Sheet Classification	Fair Value Hierarchy	June 30, 2013	December 31, 2012
Derivative Assets
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$23	$5
Commodities	Other current assets	1	—	5
Commodities	Other non-current assets	1	—	1
Derivatives not designated as hedges:
Foreign exchange	Other current assets	2	7	11
	Total		$30	$22

Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$24	$6
Commodities	Accounts payable and accrued liabilities	1	44	17
Commodities	Other non-current liabilities	1	6	3
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	4	4
	Total		$78	$30

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

	Gross Amounts Recognized in the Balance Sheet	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
Balance at June 30, 2013
Derivative Assets	30	—	30	2	28
Derivative Liabilities	78	—	78	2	76

Balance at December 31, 2012
Derivative Assets	22	—	22	7	15
Derivative Liabilities	30	—	30	7	23

Crown Holdings, Inc.

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 were:

	June 30, 2013	December 31, 2012
Derivatives in cash flow hedges:
Foreign exchange	$822	$471
Commodities	456	434
Derivatives in fair value hedges:
Foreign exchange	97	105
Derivatives not designated as hedges:
Foreign exchange	650	924

H.	Restructuring

The Company recorded restructuring charges as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
European Division Headquarters	$2	$—	$2	$—
North America Food	1	1	1	1
European Food	—	1	1	1
Asia Pacific	—	—	1	—
Other European operations	1	1	3	1
	$4	$3	$8	$3

Restructuring charges by type are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Termination benefits	$—	$1	$—	$1
Other exit costs	4	2	8	2
	$4	$3	$8	$3

European Division Headquarters

Through June 30, 2013, the Company incurred costs of $39 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Total
Balance at January 1, 2013	$—	$22	$22
Provisions	—	2	2
Payments	—	(7)	(7)
Balance at June 30, 2013	$—	$17	$17

Other exit costs represent the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay these costs over the next 2 years.

Crown Holdings, Inc.

European Food

Through June 30, 2013, the Company incurred costs of $26 in connection with 2011 and 2012 actions to reduce manufacturing capacity and headcount in its European Food segment. These actions combined are expected to reduce headcount by approximately 285 and to eliminate approximately 7% of the business' capacity. Due to the similar nature of these actions, they have been combined in the rollforward presented below. The Company expects to incur future additional costs of $3 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $29. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2013	$18	$—	$18
Provisions	—	1	1
Payments	(3)	(1)	(4)
Foreign currency translation	(1)	—	(1)
Balance at June 30, 2013	$14	$—	$14

Other European operations

Through June 30, 2013, the Company incurred costs of $66 in connection with 2011 and 2012 actions to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. These actions combined are expected to reduce headcount by approximately 474 and to eliminate approximately 20% of the businesses' capacity. Due to the similar nature of these actions, they have been combined in the rollforward presented below. The Company currently expects to incur future additional costs of $3 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $69. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2013	$37	$—	$37
Provision	—	3	3
Payments	(11)	(3)	(14)
Foreign currency translation	(2)	—	(2)
Balance at June 30, 2013	$24	$—	$24

Crown Holdings, Inc.

I.	Debt
The Company’s outstanding debt was as follows.

	June 30, 2013	December 31, 2012
Short-term debt	$286	$261
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$433	$45
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2016	221	550
Euro (€110 at June 30, 2013) at EURIBOR plus 1.75% due 2016	143	362
Senior notes and debentures:
U.S. dollar 7.625% due 2017	—	400
Euro (€500 at June 30, 2013) 7.125% due 2018	651	659
U.S. dollar 6.25% due 2021	700	700
U.S. dollar 4.50% due 2023	1,000	—
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	280	283
Unamortized discounts	(2)	(9)
Total long-term debt	3,840	3,404
Less: current maturities	(168)	(115)
Total long-term debt, less current maturities	$3,672	$3,289

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $4,189 at June 30, 2013.

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

In recent years, the states of Alabama, Arizona, Florida, Georgia, Idaho, Indiana, Michigan, Mississippi, Nebraska, North Dakota, Ohio, South Carolina, South Dakota, Tennessee, Utah, Wisconsin and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Georgia, South Carolina, South Dakota and Wyoming, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor's total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor's

Crown Holdings, Inc.

assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

In June 2013, the Oklahoma Supreme Court declared the Comprehensive Lawsuit Reform Act of 2009 unconstitutional, which included the Asbestos and Silica Priorities Act.

The Company further cautions that an adverse ruling in any litigation relating to the constitutionality or applicability to Crown Cork of one or more statutes that limits the asbestos-related liability of alleged defendants like Crown Cork could have a material impact on the Company.

During the six months ended June 30, 2013, the Company paid $13 to settle outstanding claims and had claims activity as follows:

Beginning claims	51,000
New claims	2,000
Settlements or dismissals	(1,000)
Ending claims	52,000

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

Crown Holdings, Inc.

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2013.

As of June 30, 2013, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $243, including $182 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2022. The Company’s accrual excludes potential costs for claims beyond 2022 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

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

The Company has also recorded aggregate accruals of $7 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. In the second quarter of 2013, in connection with a favorable arbitration ruling, the Company recorded a receivable of $3 for the recovery of certain

Crown Holdings, Inc.

remediation costs from a third party. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

The Company's Italian subsidiaries received assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The expected total assessments were approximately €75 ($98 at June 30, 2013) including applicable interest and penalties. Based on discussions with the Italian tax authorities in the second quarter of 2013, the Company expects to settle these matters during the third quarter of 2013 and for the three and six months ended June 30, 2013, the Company recognized pre-tax expense of $14 and $20 ($13 and $14 after-tax) within its Consolidated Statements of Operations to fully provide for this expected settlement. There can be no assurance the Company will be successful in settling these matters or prevailing in judicial proceedings, or that the final amount of any additional taxes and related interest and penalties payable to the Italian tax authorities in such settlement or judicial proceedings will be under the Company's accrual.

In the second quarter of 2013, an arbitrator ruled in favor of the Company over certain environmental indemnification matters related to a prior acquisition. Under the terms of the ruling, the Company received an initial payment of $15 and expects to receive an additional $1 as reimbursement for previously incurred expenses. Accordingly, for the three and six months ended June 30, 2013, the Company recognized a pre-tax gain of $16 ($11 after-tax) within its Consolidated Statements of Operations.

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

At June 30, 2013, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $9. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At June 30, 2013, the Company also had guarantees of $40 related to the residual values of leased assets.

L.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net income attributable to Crown Holdings	$133	$134	$174	$203
Weighted average shares outstanding:
Basic	141.2	148.0	141.8	147.9
Add: dilutive stock options and restricted stock	1.3	2.5	1.5	2.4
Diluted	142.5	150.5	143.3	150.3
Basic earnings per share	$0.94	$0.91	$1.23	$1.37
Diluted earnings per share	$0.93	$0.89	$1.21	$1.35

Crown Holdings, Inc.

For the three months ended June 30, 2013 and 2012, 0.8 million  and 0.1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the six months ended June 30, 2013 and 2012, 0.5 million  and 0.2 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

M.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits – U.S. Plans	2013	2012	2013	2012
Service cost	$3	$3	$7	$6
Interest cost	16	17	31	34
Expected return on plan assets	(24)	(23)	(49)	(46)
Recognized net loss	14	14	28	28
Net periodic cost	$9	$11	$17	$22

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits – Non-U.S. Plans	2013	2012	2013	2012
Service cost	$6	$7	$13	$14
Interest cost	31	38	67	76
Expected return on plan assets	(40)	(46)	(86)	(92)
Recognized prior service credit	(2)	1	(6)	1
Recognized net loss	16	14	34	28
Net periodic cost	$11	$14	$22	$27

	Three Months Ended		Six Months Ended
	June 30		June 30
Other Postretirement Benefits	2013	2012	2013	2012
Service cost	$1	$1	$2	$2
Interest cost	4	4	7	8
Recognized prior service credit	(10)	(11)	(20)	(22)
Recognized net loss	4	4	8	8
Net periodic cost	$(1)	$(2)	$(3)	$(4)

N.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
U.S. statutory rate at 35%	$73	$73	$106	$116
Tax on foreign income	(21)	(22)	(31)	(33)
Valuation allowance	(1)	1	1	3
Other items, net	4	(1)	3	(3)
Income tax provision	$55	$51	$79	$83

Crown Holdings, Inc.

O.	Segment Information

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

The tables below present information about operating segments for the three and six months ended June 30, 2013 and 2012:

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Americas Beverage	$582	$593	$1,134	$1,127
North America Food	206	213	403	413
European Beverage	492	472	863	834
European Food	430	434	806	836
Asia Pacific	301	249	577	474
Total reportable segments	2,011	1,961	3,783	3,684
Non-reportable segments	212	223	413	447
Total	$2,223	$2,184	$4,196	$4,131

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, the Company's specialty packaging business in Europe and the Company's tooling and equipment operations in the U.S. and United Kingdom.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Americas Beverage	$24	$25	$38	$47
North America Food	3	2	6	6
European Beverage	—	6	1	12
European Food	20	29	41	55
Asia Pacific	—	—	—	—
Total reportable segments	47	62	86	120
Non-reportable segments	25	23	57	56
Total	$72	$85	$143	$176

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Crown Holdings, Inc.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Americas Beverage	$85	$78	$161	$147
North America Food	41	41	72	73
European Beverage	78	64	129	106
European Food	39	47	71	87
Asia Pacific	35	35	68	66
Total reportable segments	$278	$265	$501	$479

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Segment income of reportable segments	$278	$265	$501	$479
Segment income of non-reportable segments	31	29	53	52
Corporate and unallocated items	(36)	(44)	(86)	(100)
Provision for restructuring	(4)	(3)	(8)	(3)
Asset impairments and sales	—	10	—	10
Loss from early extinguishments of debt	—	—	(38)	—
Interest expense	(61)	(55)	(121)	(113)
Interest income	1	1	3	3
Translation and foreign exchange	—	5	(2)	2
Income before income taxes and equity earnings	$209	$208	$302	$330

For the three months ended June 30, 2013, intercompany profit of $1 was eliminated within segment income of non-reportable segments. For the six months ended June 30, 2013 and 2012, intercompany profit of $3 and $1 was eliminated within segment income of non-reportable segments.

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Crown Holdings, Inc.

P.	Condensed Combining Financial Information
Crown European Holdings SA (Issuer), a wholly owned subsidiary of the Company, has €500 ($651 at June 30, 2013) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands.
The following condensed combining financial statements:
•statements of comprehensive income for the three and six months ended June 30, 2013 and 2012,
•balance sheets as of June 30, 2013 and December 31, 2012, and
•statements of cash flows for the six months ended June 30, 2013 and 2012 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,120	$1,103		$2,223
Cost of products sold, excluding depreciation and amortization			877	941		1,818
Depreciation and amortization			10	20		30
Gross profit			233	142		375
Selling and administrative expense		$(2)	80	24		102
Provision for restructuring		—	4	—		4
Net interest expense		14	32	14		60
Technology royalty		—	(10)	10		—
Foreign exchange		—	1	(1)		—
Income/(loss) before income taxes		(12)	126	95		209
Provision for / (benefit from) income taxes		—	24	31		55
Equity earnings / (loss) in affiliates	$133	39	31	—	$(202)	1
Net income	133	27	133	64	(202)	155
Net income attributable to noncontrolling interests				(22)		(22)
Net income attributable to Crown Holdings	$133	$27	$133	$42	$(202)	$133

Comprehensive income	$148	$28	$148	$58	$(213)	$169
Comprehensive income attributable to noncontrolling interests				(21)		(21)
Comprehensive income attributable to Crown Holdings	$148	$28	$148	$37	$(213)	$148

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,188	$996		$2,184
Cost of products sold, excluding depreciation and amortization			972	827		1,799
Depreciation and amortization			20	25		45
Gross profit		—	196	144		340
Selling and administrative expense		$(1)	67	24		90
Provision for restructuring			2	1		3
Asset impairments and sales			(1)	(9)	—	(10)
Net interest expense		13	32	9		54
Technology royalty			(12)	12		—
Foreign exchange	—	—	(2)	(3)	—	(5)
Income/(loss) before income taxes		(12)	110	110	—	208
Provision for / (benefit from) income taxes	—	—	36	15	—	51
Equity earnings / (loss) in affiliates	$134	65	60	—	$(259)	—
Net income	134	53	134	95	(259)	157
Net income attributable to noncontrolling interests	—	—	—	(23)	—	(23)
Net income attributable to Crown Holdings	$134	$53	$134	$72	$(259)	$134

Comprehensive income	$93	$6	$93	$16	$(97)	$111
Comprehensive income attributable to noncontrolling interests	—	—	—	(18)	—	(18)
Comprehensive income attributable to Crown Holdings	$93	$6	$93	$(2)	$(97)	$93

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,128	$2,068		$4,196
Cost of products sold, excluding depreciation and amortization			1,705	1,753		3,458
Depreciation and amortization			24	40		64
Gross profit			399	275		674
Selling and administrative expense		$(2)	161	47		206
Provision for restructuring		—	6	2		8
Loss from early extinguishments of debt		1	37			38
Net interest expense		27	64	27		118
Technology royalty		—	(18)	18		—
Foreign exchange		—	3	(1)		2
Income/(loss) before income taxes		(26)	146	182		302
Provision for / (benefit from) income taxes		—	40	39		79
Equity earnings / (loss) in affiliates	$174	61	68	—	$(304)	(1)
Net income	174	35	174	143	(304)	222
Net income attributable to noncontrolling interests				(48)		(48)
Net income attributable to Crown Holdings	$174	$35	$174	$95	$(304)	$174

Comprehensive income	$172	$17	$172	$107	$(252)	$216
Comprehensive income attributable to noncontrolling interests				(44)		(44)
Comprehensive income attributable to Crown Holdings	$172	$17	$172	$63	$(252)	$172

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,277	$1,854		$4,131
Cost of products sold, excluding depreciation and amortization			1,883	1,534		3,417
Depreciation and amortization			38	49		87
Gross profit		—	356	271		627
Selling and administrative expense		$(1)	150	47		196
Provision for restructuring			2	1		3
Asset impairments and sales			(1)	(9)		(10)
Net interest expense		28	63	19		110
Technology royalty			(19)	19		—
Foreign exchange	—	—	—	(2)		(2)
Income/(loss) before income taxes		(27)	161	196	—	330
Provision for / (benefit from) income taxes	—	—	54	29	—	83
Equity earnings / (loss) in affiliates	$203	114	96	—	(413)	—
Net income	203	87	203	167	(413)	247
Net income attributable to noncontrolling interests	—	—	—	(44)	—	(44)
Net income attributable to Crown Holdings	$203	$87	$203	$123	$(413)	$203

Comprehensive income	$237	$104	$237	$159	$(458)	$279
Comprehensive income attributable to noncontrolling interests	—	—	—	(42)	—	(42)
Comprehensive income attributable to Crown Holdings	$237	$104	$237	$117	$(458)	$237

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$114	$113		$227
Receivables, net			340	962		1,302
Intercompany receivables		$2	88	37	$(127)
Inventories			692	732		1,424
Prepaid expenses and other current assets	3	16	133	67		219
Total current assets	3	18	1,367	1,911	(127)	3,172

Intercompany debt receivables		1,516	3,547	533	(5,596)
Investments	$920	3,906	(271)		(4,555)
Goodwill			1,382	562		1,944
Property, plant and equipment, net			605	1,413		2,018
Other non-current assets		22	630	83		735
Total	$923	$5,462	$7,260	$4,502	$(10,278)	$7,869

Liabilities and equity
Current liabilities
Short-term debt		$1	$10	$275		$286
Current maturities of long-term debt		36	55	77		168
Accounts payable and accrued liabilities	$11	26	1,087	1,053		2,177
Intercompany payables		—	37	90	$(127)
Total current liabilities	11	63	1,189	1,495	(127)	2,631

Long-term debt, excluding current maturities		1,019	2,450	203		3,672
Long-term intercompany debt	1,073	2,206	1,454	863	(5,596)
Postretirement and pension liabilities			971	19		990
Other non-current liabilities		8	276	167		451
Commitments and contingent liabilities
Noncontrolling interests			—	286		286
Crown Holdings shareholders’ equity/(deficit)	(161)	2,166	920	1,469	(4,555)	(161)
Total equity/(deficit)	(161)	2,166	920	1,755	(4,555)	125
Total	$923	$5,462	$7,260	$4,502	$(10,278)	$7,869

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$2	$(21)	$(199)	$(33)		$(251)
Cash flows from investing activities
Capital expenditures			(29)	(95)		(124)
Insurance proceeds				8		8
Change in restricted cash				(5)		(5)
Proceeds from sale of property, plant and equipment			3	2		5
Intercompany investing activities		(39)	50		$(11)	—
Net cash provided by/(used for) investing activities	—	(39)	24	(90)	(11)	(116)
Cash flows from financing activities
Proceeds from long-term debt			1,000	40		1,040
Payments of long-term debt		(217)	(729)	(38)		(984)
Net change in revolving credit facility and short-term debt		267	140	16		423
Debt issue costs		—	(15)	—		(15)
Net change in long-term intercompany balances	179	11	(253)	63		—
Capital contribution				39	(39)	—
Common stock issued	13					13
Common stock repurchased	(194)					(194)
Dividends paid			—	(50)	50
Purchase of noncontrolling interests			—	(10)		(10)
Dividends paid to noncontrolling interests				(35)		(35)
Other		(1)	12	—		11
Net cash provided by/(used for) financing activities	(2)	60	155	25	11	249
Effect of exchange rate changes on cash and cash equivalents				(5)		(5)
Net change in cash and cash equivalents	—	—	(20)	(103)	—	(123)
Cash and cash equivalents at January 1			134	216		350
Cash and cash equivalents at June 30	$—	$—	$114	$113	$—	$227

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$1	$(26)	$(95)	$(96)		$(216)
Cash flows from investing activities
Capital expenditures			(29)	(110)		(139)
Insurance proceeds				23		23
Change in restricted cash		—		(11)		(11)
Proceeds from sale of property, plant and equipment			2			2
Intercompany investing activities		34	55	—	$(89)	—
Other			—	(3)		(3)
Net cash provided by/(used for) investing activities		34	28	(101)	(89)	(128)
Cash flows from financing activities
Proceeds from long-term debt		—	—	42		42
Payments of long-term debt		—	—	(32)		(32)
Net change in revolving credit facility and short-term debt		4	210	60		274
Net change in long-term intercompany balances	2	(20)	(115)	133		—
Common stock issued	4					4
Common stock repurchased	(7)					(7)
Dividends paid			(34)	(55)	89	—
Dividends paid to noncontrolling interests				(38)		(38)
Other		8	(13)	—		(5)
Net cash provided by/(used for) financing activities	(1)	(8)	48	110	89	238
Effect of exchange rate changes on cash and cash equivalents				(6)		(6)
Net change in cash and cash equivalents	—	—	(19)	(93)	—	(112)
Cash and cash equivalents at January 1		—	54	288		342
Cash and cash equivalents at June 30	$—	$—	$35	$195	$—	$230

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt.

The following condensed combining financial statements:
•statements of comprehensive income for the three and six months ended June 30, 2013 and 2012,
•balance sheets as of June 30, 2013 and December 31, 2012, and
•statements of cash flows for the six months ended June 30, 2013 and 2012 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,223		$2,223
Cost of products sold, excluding depreciation and amortization		(16)	1,834		1,818
Depreciation and amortization			30		30
Gross profit		16	359		375
Selling and administrative expense	—	(2)	104		102
Provision for restructuring	—		4		4
Net interest expense		25	35		60
Income/(loss) before income taxes		(7)	216	—	209
Provision for / (benefit from) income taxes		(3)	58		55
Equity earnings / (loss) in affiliates	$133	137	—	$(269)	1
Net income	133	133	158	(269)	155
Net income attributable to noncontrolling interests			(22)		(22)
Net income attributable to Crown Holdings	$133	$133	$136	$(269)	$133

Comprehensive income	$148	$148	$172	$(299)	$169
Comprehensive income attributable to noncontrolling interests			(21)		(21)
Comprehensive income attributable to Crown Holdings	$148	$148	$151	$(299)	$148

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,184		$2,184
Cost of products sold, excluding depreciation and amortization			1,799		1,799
Depreciation and amortization			45		45
Gross profit			340		340
Selling and administrative expense		$2	88		90
Provision for restructuring			3		3
Asset impairments and sales			(10)		(10)
Net interest expense		22	32		54
Foreign exchange			(5)		(5)
Income/(loss) before income taxes		(24)	232		208
Provision for / (benefit from) income taxes		(3)	54		51
Equity earnings / (loss) in affiliates	$134	155	—	$(289)	—
Net income	134	134	178	(289)	157
Net income attributable to noncontrolling interests			(23)		(23)
Net income attributable to Crown Holdings	$134	$134	$155	$(289)	$134

Comprehensive income	$93	$93	$133	$(208)	$111
Comprehensive income attributable to noncontrolling interests			(18)		(18)
Comprehensive income attributable to Crown Holdings	$93	$93	$115	$(208)	$93

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME

For the six months ended June 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$4,196		$4,196
Cost of products sold, excluding depreciation and amortization		(16)	3,474		3,458
Depreciation and amortization			64		64
Gross profit	—	16	658	—	674
Selling and administrative expense	—	1	205		206
Provision for restructuring			8		8
Loss from early extinguishment of debt			38		38
Net interest expense		51	67		118
Foreign exchange			2		2
Income/(loss) before income taxes		(36)	338		302
Provision for / (benefit from) income taxes		(1)	80		79
Equity earnings / (loss) in affiliates	$174	209	—	$(384)	(1)
Net income	174	174	258	(384)	222
Net income attributable to noncontrolling interests			(48)		(48)
Net income attributable to Crown Holdings	$174	$174	$210	$(384)	$174

Comprehensive income	$172	$172	$252	$(380)	$216
Comprehensive income attributable to noncontrolling interests			(44)		(44)
Comprehensive income attributable to Crown Holdings	$172	$172	$208	$(380)	$172

Crown Holdings, Inc.

CONDENSED CO\MBINING STATEMENT OF COMPREHENSIVE INCOME

For the six months ended June 30, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net Sales			$4,131		$4,131
Cost of products sold, excluding depreciation and amortization			3,417		3,417
Depreciation and amortization			87		87
Gross profit			627		627
Selling and administrative expense		$5	191		196
Provision for restructuring			3		3
Asset impairments and sales			(10)		(10)
Net interest expense		45	65		110
Foreign exchange			(2)		(2)
Income/(loss) before income taxes		(50)	380		330
Provision for / (benefit from) income taxes		(7)	90		83
Equity earnings / (loss) in affiliates	$203	246	—	$(449)	—
Net income	203	203	290	(449)	247
Net income attributable to noncontrolling interests			(44)		(44)
Net income attributable to Crown Holdings	$203	$203	$246	$(449)	$203

Comprehensive income	$237	$237	$323	$(518)	$279
Comprehensive income attributable to noncontrolling interests			(42)		(42)
Comprehensive income attributable to Crown Holdings	$237	$237	$281	$(518)	$237

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$227		$227
Receivables, net		$9	1,293		1,302
Inventories			1,424		1,424
Prepaid expenses and other current assets	$3	83	133		219
Total current assets	3	92	3,077		3,172

Intercompany debt receivables			1,963	$(1,963)
Investments	920	1,927		(2,847)
Goodwill			1,944		1,944
Property, plant and equipment, net			2,018		2,018
Other non-current assets		502	233		735
Total	$923	$2,521	$9,235	$(4,810)	$7,869

Liabilities and equity
Current liabilities
Short-term debt			$286		$286
Current maturities of long-term debt			168		168
Accounts payable and accrued liabilities	$11	$26	2,140		2,177
Total current liabilities	11	26	2,594		2,631

Long-term debt, excluding current maturities		412	3,260		3,672
Long-term intercompany debt	1,073	890		$(1,963)
Postretirement and pension liabilities	—		990		990
Other non-current liabilities	—	273	178		451
Commitments and contingent liabilities
Noncontrolling interests			286		286
Crown Holdings shareholders’ equity/(deficit)	(161)	920	1,927	(2,847)	(161)
Total equity/(deficit)	(161)	920	2,213	(2,847)	125
Total	$923	$2,521	$9,235	$(4,810)	$7,869

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provide by/(used for) operating activities	$2	$(63)	$(190)		$(251)
Cash flows from investing activities
Capital expenditures			(124)		(124)
Insurance proceeds			8		8
Change in restricted cash			(5)		(5)
Proceeds from sale of property, plant and equipment			5		5
Intercompany investing activities		47	—	$(47)	—
Net cash provided by/(used for) investing activities	—	47	(116)	(47)	(116)
Cash flows from financing activities
Proceeds from long-term debt			1,040		1,040
Payments of long-term debt			(984)		(984)
Net change in revolving credit facility and short-term debt			423		423
Debt issue costs			(15)		(15)
Net change in long-term intercompany balances	179	16	(195)		—
Common stock issued	13		—		13
Common stock repurchased	(194)		—		(194)
Dividends paid			(47)	47
Purchase of noncontrollling interests		—	(10)		(10)
Dividend paid to noncontrolling interests			(35)		(35)
Other			11		11
Net cash provided by/(used for) financing activities	(2)	16	188	47	249
Effect of exchange rate changes on cash and cash equivalents			(5)		(5)
Net change in cash and cash equivalents	—	—	(123)	—	(123)
Cash and cash equivalents at January 1	—	—	350	—	350
Cash and cash equivalents at June 30	$—	$—	$227	$—	$227

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$1	$(51)	$(166)		$(216)
Cash flows from investing activities
Capital expenditures			(139)		(139)
Insurance proceeds			23		23
Change in restricted cash			(11)		(11)
Proceeds from sale of property, plant and equipment			2		2
Intercompany investing activities		43		$(43)	—
Other			(3)		(3)
Net cash provided by/(used for) investing activities		43	(128)	(43)	(128)
Cash flows from financing activities
Proceeds from long-term debt			42		42
Payments of long-term debt			(32)		(32)
Net change in revolving credit facility and short-term debt			274		274
Net change in long-term intercompany balances	2	8	(10)		—
Common stock issued	4	—	—		4
Common stock repurchased	(7)				(7)
Dividends paid			(43)	43	—
Dividend paid to noncontrolling interests			(38)		(38)
Other			(5)		(5)
Net cash provided by/(used for) financing activities	(1)	8	188	43	238
Effect of exchange rate changes on cash and cash equivalents			(6)		(6)
Net change in cash and cash equivalents	—	—	(112)	—	(112)
Cash and cash equivalents at January 1			342		342
Cash and cash equivalents at June 30	$—	$—	$230	$—	$230

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three and six months ended June 30, 2013 and 2012,

•	balance sheets as of June 30, 2013 and December 31, 2012, and

•	statements of cash flows for the six months ended June 30, 2013 and 2012 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$580	$1,643		$2,223
Cost of products sold, excluding depreciation and amortization		—	434	1,384		1,818
Depreciation and amortization			6	24		30
Gross profit			140	235		375
Selling and administrative expense		$1	34	67		102
Provision for restructuring			—	4		4
Net interest expense		11	23	26		60
Technology royalty			(13)	13
Income/(loss) before income taxes		(12)	96	125		209
Provision for / (benefit from) income taxes		(5)	39	21		55
Equity earnings / (loss) in affiliates	$133	72	76	—	$(280)	1
Net income	133	65	133	104	(280)	155
Net income attributable to noncontrolling interests				(22)		(22)
Net income attributable to Crown Holdings	$133	$65	$133	$82	$(280)	$133

Comprehensive income	$148	$67	$148	$116	$(310)	$169
Comprehensive income attributable to noncontrolling interests				(21)		(21)
Comprehensive income attributable to Crown Holdings	$148	$67	$148	$95	$(310)	$148

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$600	$1,584		$2,184
Cost of products sold, excluding depreciation and amortization			473	1,326		1,799
Depreciation and amortization			10	35		45
Gross profit			117	223		340
Selling and administrative expense		$1	32	57		90
Provision for restructuring			1	2		3
Asset impairments and sales		—	(1)	(9)		(10)
Net interest expense		13	23	18		54
Technology royalty		—	(10)	10
Foreign exchange		—	—	(5)		(5)
Income/(loss) before income taxes		(14)	72	150		208
Provision for / (benefit from) income taxes	—	(5)	34	22	—	51
Equity earnings / (loss) in affiliates	$134	61	96	—	$(291)	—
Net income	134	52	134	128	(291)	157
Net income attributable to noncontrolling interests			—	(23)		(23)
Net income attributable to Crown Holdings	$134	$52	$134	$105	$(291)	$134

Comprehensive income	$93	$59	$93	$75	$(209)	$111
Comprehensive income attributable to noncontrolling interests	—	—	—	(18)	—	(18)
Comprehensive income attributable to Crown Holdings	$93	$59	$93	$57	$(209)	$93

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,114	$3,082		$4,196
Cost of products sold, excluding depreciation and amortization		—	863	2,595		3,458
Depreciation and amortization			13	51		64
Gross profit			238	436		674
Selling and administrative expense		$4	71	131		206
Provision for restructuring			4	4		8
Loss from early extinguishment of debt		37		1		38
Net interest expense		24	46	48		118
Technology royalty			(22)	22
Foreign exchange				2		2
Income/(loss) before income taxes		(65)	139	228		302
Provision for / (benefit from) income taxes		(25)	67	37		79
Equity earnings / (loss) in affiliates	$174	124	102		$(401)	(1)
Net income	174	84	174	191	(401)	222
Net income attributable to noncontrolling interests				(48)		(48)
Net income attributable to Crown Holdings	$174	$84	$174	$143	$(401)	$174

Comprehensive income	$172	$91	$172	$178	$(397)	$216
Comprehensive income attributable to noncontrolling interests				(44)		(44)
Comprehensive income attributable to Crown Holdings	$172	$91	$172	$134	$(397)	$172

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,140	$2,991		$4,131
Cost of products sold, excluding depreciation and amortization			913	2,504		3,417
Depreciation and amortization			20	67		87
Gross profit			207	420		627
Selling and administrative expense		$3	71	122		196
Provision for restructuring			1	2		3
Asset impairments and sales		—	(1)	(9)		(10)
Net interest expense		26	45	39		110
Technology royalty		—	(20)	20
Foreign exchange		—	—	(2)		(2)
Income/(loss) before income taxes		(29)	111	248		330
Provision for / (benefit from) income taxes	—	(11)	55	39	—	83
Equity earnings / (loss) in affiliates	$203	116	147	—	$(466)	—
Net income	203	98	203	209	(466)	247
Net income attributable to noncontrolling interests			—	(44)		(44)
Net income attributable to Crown Holdings	$203	$98	$203	$165	$(466)	$203

Comprehensive income	$237	$105	$237	$234	$(534)	$279
Comprehensive income attributable to noncontrolling interests	—	—	—	(42)	—	(42)
Comprehensive income attributable to Crown Holdings	$237	$105	$237	$192	$(534)	$237

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$21	—	$206		$227
Receivables, net		—	$18	1,284		1,302
Intercompany receivables			41	20	$(61)
Inventories			328	1,096		1,424
Prepaid expenses and other current assets	$3	1	95	120		219
Total current assets	3	22	482	2,726	(61)	3,172

Intercompany debt receivables		1,673	1,720	14	(3,407)
Investments	920	1,690	652		(3,262)
Goodwill			453	1,491		1,944
Property, plant and equipment, net		1	306	1,711		2,018
Other non-current assets		30	495	210		735
Total	$923	$3,416	$4,108	$6,152	$(6,730)	$7,869

Liabilities and equity
Current liabilities
Short-term debt				$286		$286
Current maturities of long-term debt		$55	—	113		168
Accounts payable and accrued liabilities	$11	50	$373	1,743		2,177
Intercompany payables			20	41	$(61)
Total current liabilities	11	105	393	2,183	(61)	2,631

Long-term debt, excluding current maturities		1,996	412	1,264		3,672
Long-term intercompany debt	1,073	510	1,582	242	(3,407)
Postretirement and pension liabilities			526	464		990
Other non-current liabilities			275	176		451
Commitments and contingent liabilities
Noncontrolling interests				286		286
Crown Holdings shareholders’ equity/(deficit)	(161)	805	920	1,537	(3,262)	(161)
Total equity/(deficit)	(161)	805	920	1,823	(3,262)	125
Total	$923	$3,416	$4,108	$6,152	$(6,730)	$7,869

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$2	$(5)	$65	$(313)		$(251)
Cash flows from investing activities
Capital expenditures			(13)	(111)		(124)
Insurance proceeds				8		8
Change in restricted cash				(5)		(5)
Proceeds from sale of property, plant and equipment			3	2		5
Intercompany investing activities		2	46		$(48)
Net cash provided by/(used for) investing activities		2	36	(106)	(48)	(116)
Cash flows from financing activities
Proceeds from long-term debt		1,000		40		1,040
Payments of long-term debt		(729)		(255)		(984)
Net change in revolving credit facility and short-term debt		130		293		423
Debt issue costs		(15)		—		(15)
Net change in long-term intercompany balances	179	(389)	(102)	312
Common stock issued	13					13
Common stock repurchased	(194)					(194)
Dividends paid				(48)	48
Purchase of noncontrolling interests			—	(10)		(10)
Dividends paid to noncontrolling interests				(35)		(35)
Other				11		11
Net cash provided by/(used for) financing activities	(2)	(3)	(102)	308	48	249
Effect of exchange rate changes on cash and cash equivalents				(5)		(5)
Net change in cash and cash equivalents	—	(6)	(1)	(116)	—	(123)
Cash and cash equivalents at January 1		27	1	322		350
Cash and cash equivalents at June 30	$—	$21	$—	$206	$—	$227

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$1	$(15)	$69	$(271)		$(216)
Cash flows from investing activities
Capital expenditures			(13)	(126)		(139)
Insurance Proceeds				23		23
Change in restricted cash		—	—	(11)	—	(11)
Proceeds from sale of property, plant and equipment			1	1		2
Intercompany investing activities		7	43	—	$(50)	—
Other			—	(3)		(3)
Net cash provided by/(used for) investing activities	—	7	31	(116)	(50)	(128)
Cash flows from financing activities
Proceeds from long-term debt		—		42		42
Payments of long-term debt		—	—	(32)		(32)
Net change in revolving credit facility and short-term debt		191		83		274
Net change in long-term intercompany balances	2	(179)	(100)	277		—
Common stock issued	4					4
Common stock repurchased	(7)			—	—	(7)
Dividends paid			—	(50)	50
Dividends paid to noncontrolling interests				(38)		(38)
Other	—	—	—	(5)	—	(5)
Net cash provided by/(used for) financing activities	(1)	12	(100)	277	50	238
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)
Net change in cash and cash equivalents	—	4	—	(116)	—	(112)
Cash and cash equivalents at January 1	—	21	1	320	—	342
Cash and cash equivalents at June 30	$—	$25	$1	$204	$—	$230

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2013 compared to 2012 and changes in financial condition and liquidity from December 31, 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In recent years, the Company has expanded its beverage can businesses in Asia, Brazil and Eastern Europe in response to increased unit volume demand driven by increased per capita incomes and consumption, combined with a shift in packaging mix to two-piece aluminum beverage cans from other packages. In the first quarter of 2013, the Company commercialized second beverage can lines in Putian, China and Bangi, Malaysia. In the second quarter of 2013, the Company commercialized new beverage can plants in Danang, Vietnam and Bangkok, Thailand; and in July , the Company began production at its new plant in Sihanoukville, Cambodia. In addition, the Company has begun construction on a new facility in northern Brazil in the city of Teresina and expects to begin commercial shipments in early 2014. There can be no assurance, however, that the Company will be able to implement its expansion plans according to schedule or at all. The Company continuously monitors these markets and, where necessary, may adjust capital deployment based on economic developments and market-by-market conditions.

Beverage can sales unit volumes in the Company's mature markets have been stable to slightly declining in North America and slightly increasing in Europe. Global food and aerosol can sales unit volumes have been stable to declining in recent years primarily due to lower consumer spending. While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company monitors capacity across all of its businesses and, where necessary, may take action such as closing a plant or reducing headcount to better manage its costs. Any or all of these actions may result in additional restructuring charges in the future which may be material. The Company is currently evaluating certain projects which, if approved, may result in additional restructuring charges between $25 and $35.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net sales	$2,223	$2,184	$4,196	$4,131
Beverage cans and ends as a percentage of net sales	57%	57%	57%	56%
Food cans and ends as a percentage of net sales	26%	27%	26%	27%

Three months ended June 30, 2013 compared to 2012

Net sales increased primarily due to increased global beverage and food can volumes partially offset by the pass-through of lower raw material costs.

Six months ended June 30, 2013 compared to 2012

Net sales increased primarily due to increased global beverage can volumes partially offset by the pass-through of lower raw material costs.

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

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net sales	$582	$593	$1,134	$1,127
Segment income	85	78	161	147

Three months ended June 30, 2013 compared to 2012

Net sales decreased primarily due to lower sales unit volumes.

Segment income increased primarily due to efficiency improvements and $3 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

Six months ended June 30, 2013 compared to 2012

Net sales increased primarily due to higher sales unit volumes in Brazil which offset lower sales unit volumes in North America and $8 from the pass-through of lower raw material costs. The increase in Brazil is primarily the result of recent capacity additions in response to the country's growing middle class and increasing disposable income and its shift in packaging mix to two-piece aluminum beverage cans from other packages.

Segment income increased primarily due to the higher sales unit volumes described above, $4 from efficiency improvements and $6 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net sales	$206	$213	$403	$413
Segment income	41	41	72	73

Three months ended June 30, 2013 compared to 2012

Net sales decreased primarily due to unfavorable sales unit volume mix.

Segment income remained unchanged as the impact of unfavorable sales unit volume mix was offset by efficiency improvements.

Six months ended June 30, 2013 compared to 2012

Net sales decreased primarily due to a 1% decline in sales unit volumes and unfavorable sales unit volume mix.

Segment income decreased primarily due to lower sales unit volumes, partially offset by efficiency improvements and $2 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

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

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net sales	$492	$472	$863	$834
Segment income	78	64	129	106

Three months ended June 30, 2013 compared to 2012

Net sales increased primarily due to 4% higher sales unit volumes primarily in Turkey and throughout the Company's Mediterranean operations. The increase in Turkey is primarily attributable to the Company's new plant in Osmaniye, Turkey which began commercial operations in the second quarter of 2012.

Segment income increased primarily due to higher sales unit volumes, $7 from improved cost performance including operational efficiencies in Slovakia and Turkey and $2 from reduced post-employment benefits, and $4 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Six months ended June 30, 2013 compared to 2012

Net sales increased primarily due to 4% higher sales unit volumes primarily in Turkey and throughout the Company's Mediterranean operations. The increase in Turkey is primarily attributable to the Company's new plant in Osmaniye, Turkey which began commercial operations in the second quarter of 2012.

Segment income increased primarily due to higher sales unit volumes, $11 from improved cost performance including operational efficiencies in Slovakia and Turkey and $2 from reduced post-employment benefits, and $6 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

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

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net sales	$430	$434	$806	$836
Segment income	39	47	71	87

Three months ended June 30, 2013 compared to 2012

Net sales decreased primarily due to $14 from lower selling prices reflecting the pass-through of lower material costs and the impact of competitive price compression, partially offset by $6 from higher sales unit volumes and $4 from the impact of foreign currency translation.

Segment income decreased primarily due to a charge of $11 to record a reserve against a portion of an outstanding customer receivable balance, partially offset by $2 from reduced post-employment benefits and $3 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment. The reserve was triggered by the customer filing for bankruptcy protection during the quarter. As of June 30, 2013, the Company's net receivable from the customer was $34. If the Company's expectations with respect to collectability were to change, the Company may need to record an additional charge in the future that could be material.

Six months ended June 30, 2013 compared to 2012

Net sales decreased primarily due to $28 from lower selling prices reflecting the pass-through of lower material costs and the impact of competitive price compression.

Segment income decreased primarily due to the impact of competitive price compression, $7 from unfavorable sales unit volume mix and a charge of $11 to record a reserve against a portion of an outstanding customer receivable balance described above, partially offset by $5 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment and $2 from reduced post-employment benefits.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Asia Pacific

The Company's Asia Pacific segment consists of beverage and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the Company's beverage can businesses in Asia have experienced significant growth. For the three and six months ended June 30, 2013, sales of beverage cans and ends accounted for 76% of Asia Pacific's sales.

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

In the first quarter of 2013, the Company commercialized second beverage can lines in Putian, China and Bangi, Malaysia. In the second quarter of 2013, the Company commercialized new beverage can plants in Danang, Vietnam and Bangkok, Thailand; and in July, the Company began production at its new plant in Sihanoukville, Cambodia.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net sales	$301	$249	$577	$474
Segment income	35	35	68	66

Three months ended June 30, 2013 compared to 2012

Net sales increased primarily due to $20 from higher sales unit volumes, primarily beverage can sales, and $36 from the acquisition of Superior in the fourth quarter of 2012 partially offset by lower selling prices due to the pass-through of lower raw material costs.

Segment income remained unchanged as the impact of higher beverage can sales unit volumes was offset by higher start-up costs associated with recent capacity expansion.

Six months ended June 30, 2013 compared to 2012

Net sales increased primarily due to $46 from higher sales unit volumes, primarily beverage can sales, and $64 from the acquisition of Superior in the fourth quarter of 2012 partially offset by lower selling prices due to the pass-through of lower raw material costs.

Segment income increased primarily due to higher beverage can sales unit volumes and $2 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment, partially offset by competitive price compression and start-up costs associated with recent capacity expansion.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net sales	$212	$223	$413	$447
Segment income	31	29	53	52

Three months ended June 30, 2013 compared to 2012

Net sales decreased primarily due to $13 from lower sales in the Company's European specialty packaging and aerosol businesses partially offset by higher beverage equipment sales to can manufacturers.

Segment income increased primarily due to higher beverage equipment sales to can manufacturers and $3 from reduced post-employment benefits, partially offset by lower sales in the Company's European specialty packaging and aerosol businesses.

Six months ended June 30, 2013 compared to 2012

Net sales decreased primarily due to $24 from lower sales in the Company's European specialty packaging and aerosol businesses and $9 from lower beverage equipment sales to can manufacturers.

Segment income increased primarily due to $5 from improvements in the Company's European aerosol business including the benefits of recent restructuring and $3 from reduced post-employment benefits and $3 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment, partially offset by lower sales in the Company's European specialty packaging and aerosol businesses.

Corporate and Unallocated Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Corporate and unallocated expense	$(36)	$(44)	$(86)	$(100)

For the three months ended June 30, 2013 compared to 2012, corporate and unallocated expense decreased primarily due to $6 from lower pension expense and a net benefit of $5 from legal matters, partially offset by higher legal and incentive compensation costs. As further described in Note K to the consolidated financial statements, the Company recorded a benefit of $16 for a legal settlement related to environmental remediation costs partially offset by a charge of $11 for certain Italian valued added tax assessments.

For the six months ended June 30, 2013 compared to 2012, corporate and unallocated expense decreased primarily due to $11 from lower pension expense and a net benefit of $1 from legal matters. As further described in Note K to the consolidated financial statements, the Company recorded a benefit of $16 for a legal settlement related to environmental remediation costs partially offset by a charge of $15 for certain Italian valued added tax assessments.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended June 30, 2013 compared to 2012, cost of products sold (excluding depreciation and amortization) increased from $1,799 to $1,818 primarily due to increased global beverage and food can volumes partially offset by the pass-through of lower raw material costs.

For the six months ended June 30, 2013 compared to 2012, cost of products sold (excluding depreciation and amortization) increased from $3,417 to $3,458 primarily due to increased global beverage can volumes partially offset by the pass-through of lower raw material costs.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Depreciation and Amortization

For the three and six months ended June 30, 2013 compared to 2012, depreciation and amortization expense decreased from $45 to $30 and from $87 to $64 primarily due to a change in the estimated useful lives of the Company's two-piece and three-piece can-making equipment.

The Company, with the assistance of a third party appraiser, completed an evaluation of the estimated useful lives of its two-piece and three-piece can-making equipment. As a result, effective January 1, 2013, the company increased the estimated useful lives of its can-making equipment to reflect its current estimates of the useful lives. As a result of this change, for the three and six months ended June 30, 2013 compared to 2012, depreciation and amortization was lower by $14 and $24.

Currently, the Company expects the full year impact of the change to result in lower depreciation and amortization of approximately $50 for the year ended December 31, 2013.

Selling and Administrative Expense

For the three and six months ended June 30, 2013 compared to 2012, selling and administrative expense increased from $90 to $102 and from $196 to $206 primarily due to a charge of $11 to record a reserve against a portion of the outstanding receivable balance due from a European food can customer.

Interest Expense

For the three months ended June 30, 2013 compared to 2012, interest expense increased from $55 to $61 primarily due to higher average debt outstanding and included $3 of expense related to the Italian value added tax assessments described in Note K to the consolidated financial statements.

For the six months ended June 30, 2013 compared to 2012, interest expense increased from $113 to $121 primarily due to higher average debt outstanding and included $5 of expense related to the Italian value added tax assessments described in Note K to the consolidated financial statements.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Income before income taxes	$209	$208	$302	$330
Provision for income taxes	55	51	79	83
Effective income tax rate	26.3%	24.5%	26.2%	25.2%

Net Income Attributable to Noncontrolling Interests

For the three months ended June 30, 2013 compared to 2012 net income attributable to noncontrolling interests decreased from $23 to $22. For the six months ended June 30, 2013 compared to 2012 net income attributable to noncontrolling interests increased from $44 to $48 primarily due to increased earnings in Brazil where the noncontrolling investor has a 50% ownership interest.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities increased from $216 for the six months ended June 30, 2012 to $251 in 2013 primarily due to $23 of premiums paid to redeem all of the Company's outstanding $400 senior notes due 2017 and higher cash taxes paid.

Receivables increased from $1,057 at December 31, 2012 to $1,302 at June 30, 2013 and used cash of $296 for the six months ended June 30, 2012 compared to $281 in 2013. Sales in June 2013 were higher than in December 2012 as sales generally increase each month of the year until peaking in the third quarter. In addition, payment terms for certain of the company's food can operations result in receivables increasing throughout the year and being paid down in the fourth quarter. As a result, receivables generally increase through the third quarter of each year. Days sales outstanding for trade receivables increased from 42 for three months ended June 30, 2012 to 44 in 2013.

Inventories increased from $1,166 at December 31, 2012 to $1,424 at June 30, 2013 and used cash of $135 for the six months ended June 30, 2012 compared to $286 in 2013. Inventory levels typically increase each month of the year until peaking in the third quarter due to seasonal build primarily in the Company's food can businesses. Cash used in 2013 was higher than in 2012 due to capacity expansion and the Company's efforts to manage lower levels of inventory at December 31, 2012 which resulted in higher cash used in 2013 for seasonal build.

Investing Activities

Cash used for investing activities increased from $128 for the six months ended June 30, 2012 to $116 in 2013 primarily due to lower capital expenditures.

Financing Activities

Cash provided by financing activities increased from $238 for the six months ended June 30, 2012 to $249 in 2013 primarily due to increased borrowings that were used, in part, to repurchase shares of the Company's common stock.

Other financing activities, in each year, represent cash settlements of foreign currency derivatives used to hedge intercompany debt obligations.

Liquidity

As of June 30, 2013, $198 of the Company's $227 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $122 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of June 30, 2013, the Company had $727 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less $433 of borrowings and $40 of outstanding standby letters of credit.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

stock, is generally limited to the cumulative excess of $200 plus 50% of adjusted net income plus proceeds from the exercise of employee stock options over the aggregate of restricted payments made since July 2004. Adjustments to net income may include, but are not limited to, items such as asset impairments, gains and losses from asset sales and early extinguishments of debt.

Capital Resources

As of June 30, 2013, the company has approximately $78 of capital commitments primarily related to capacity expansion in Asia and Brazil. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Contractual Obligations

During the first six months of 2013 there were no material changes to the Company's contractual obligations reported in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which information is incorporated herein by reference, except for the January 2013 debt issuance and repayments described in Note I, entitled "Debt," to the consolidated financial statements,

Commitments and Contingent Liabilities

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the first six months of 2013. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 with respect to goodwill.

Goodwill Impairment

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the estimated fair value of the Company's European Aerosols reporting unit was 22% higher than its carrying value. In the second quarter of 2013, the Company announced plans to combine the operations of its European Aerosols and Specialty Packaging businesses. Prior to the combination, the Company performed a review of its European Aerosols reporting unit and determined that there was no goodwill impairment. Based on current projections, the Company believes that the estimated fair value of the new reporting unit exceeds its carrying value. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $142 could be recorded.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2013, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2013, the Company had $1.2 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 million before tax.

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

Item 1A. Risk Factors

In addition to factors discussed elsewhere in this quarterly report and in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the following are some of the important factors that could materially and adversely affect the Company's business, financial condition and results of operations.
The Company's international operations, which generated approximately 73% of its consolidated net sales in 2012, are subject to various risks that may lead to decreases in its financial results.
The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company's liquidity and net income. The Company's international operations generated approximately 73%, 73%, 72% and 73% of its consolidated net sales in the years ended 2012, 2011, 2010 and the six-month period ended June 30, 2013, respectively. In addition, the Company's business strategy includes continued expansion of international activities, including within developing markets and areas, such as Asia, Eastern Europe, the Middle East and South America, that may pose greater risk of political or economic instability. Approximately 32%, 30%, 28% and 33% of the Company's consolidated net sales in the years ended 2012, 2011 and 2010 and the six-month period ended June 30, 2013, respectively, were generated outside of the developed markets in Western Europe, the United States and Canada. Furthermore, if the current European sovereign debt crisis continues or further deteriorates, there will likely be a negative effect on the Company's European business, as well as the businesses of the Company's European customers and suppliers. If this crisis ultimately leads to a significant devaluation of the euro, the value of the Company's financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company's overall business, prospects, operating results, financial condition and cash flows and such harm may be more pronounced if the Company expands in Western Europe through potential acquisitions or otherwise.
Emerging markets are a focus of the Company's international growth strategy. The developing nature of these markets and the nature of the Company's international operations generally are subject to various risks, including:
•foreign government's restrictive trade policies;

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

•	exchange controls;

•	national and regional labor strikes;

•	the geographic, language and cultural differences between personnel in different areas of the world;

•	high social benefit costs for labor, including costs associated with restructurings;

•	civil unrest or political, social, legal and economic instability, such as recent political turmoil in the Middle East;

Crown Holdings, Inc.

•	product boycotts, including with respect to the products of the Company's multi-national customers;

•

•	customer, supplier, and investor concerns regarding operations in areas such as the Middle East;

•	taking of property by nationalization or expropriation without fair compensation;

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

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

•	geographical concentration of the Company's factories and operations and regional shifts in its customer base;

•	periodic health epidemic concerns; and

•	the complexity of managing global operations.

There can be no guarantee that a deterioration of economic conditions in countries in which the Company operates or may seek to operate in the future would not have a material impact on the Company's results of operations.

As the Company seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of the Company's competition, customer base and product offerings.

The Company's efforts to grow its businesses depend to a large extent upon access to, and its success in developing market share and operating profitably in, additional geographic markets including but not limited to Asia, Eastern Europe, the Middle East and South America. In some cases, countries in these regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than the Company's other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings and advanced technologies. Such expansion efforts may also use capital and other resources of the Company that could be invested in other areas. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company's financial results. As these emerging geographic markets become more important to the Company, its competitors are also seeking to expand their production capacities and sales in these same markets, which may lead to industry overcapacity that could adversely affect pricing, volumes and financial results in such markets. Although the Company is taking measures to adapt to these changing circumstances, the Company's reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

The Company may not be able to manage its anticipated growth, and it may experience constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand.

Unanticipated acceleration and deceleration of customer demand for the Company's products may result in constraints or inefficiencies related to the Company's manufacturing, sales force, implementation resources and administrative infrastructure, particularly in emerging markets where the Company is seeking to expand production. Such constraints or inefficiencies may adversely affect the Company as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction. Similarly, over-expansion, including as a result of overcapacity due to expansion by the Company's competitors, or investments in anticipation of growth that does not materialize, or develops more slowly than the Company expects, could harm the Company's financial results and result in overcapacity.

To manage the Company's anticipated future growth effectively, the Company must continue to enhance its manufacturing capabilities and operations, information technology infrastructure, and financial and accounting systems and controls. Organizational growth and scale-up of operations could strain its existing managerial, operational, financial and other resources. The Company's growth requires significant capital expenditures and may divert financial resources from other projects, such as the development of new products or enhancements of existing products or reduction of the Company's outstanding indebtedness. If the Company's management is unable to effectively manage the Company's growth, its expenses may increase more than expected, its revenue could grow more slowly than expected and it may not be able to achieve its research and development and production goals. The Company's failure to manage its anticipated growth effectively could have a material effect on its business, operating results or financial condition.

Crown Holdings, Inc.

The Company's profits will decline if the price of raw materials or energy rises and it cannot increase the price of its products, and the Company's financial results could be adversely affected if the Company was not able to obtain sufficient quantities of raw materials.

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

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2012, consumption of steel and aluminum represented 26% and 38%, respectively, of the Company's consolidated cost of products sold, excluding depreciation and amortization. While certain, but not all, of the Company's contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. Significant increases in raw material costs may increase the Company's working capital requirements, which may increase the Company's average outstanding indebtedness and interest expense and may exceed the amounts available under the Company's senior secured credit facilities and other sources of liquidity. In addition, the Company hedges raw material costs on behalf of certain customers and may suffer losses if such customers are unable to satisfy their purchase obligations.
If the Company is unable to purchase steel, aluminum or other raw materials for a significant period of time, the Company's operations would be disrupted and any such disruption may adversely affect the Company's financial results. If customers believe that the Company's competitors have greater access to raw materials, perceived certainty of supply at the Company's competitors may put the Company at a competitive disadvantage regarding pricing and product volumes.

The substantial indebtedness of the Company could prevent it from fulfilling its obligations under its indebtedness.

The Company has substantial outstanding indebtedness. As a result of the Company's substantial indebtedness, a significant portion of the Company's cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of June 30, 2013, the Company and its subsidiaries had approximately $4.1 billion of indebtedness. The Company's ratio of earnings to fixed charges was 3.4 times for the fiscal year ended December 31, 2011, 3.5 times for the fiscal year ended December 31, 2012 and 3.3 times for the six months ended June 30, 2013. The Company's current sources of liquidity and borrowings expire or mature as follows - its $200 million North American securitization facility, of which $125 million was outstanding at June 30, 2013, in December 2015; its $144 million European securitization facility, of which $97 million was outstanding at June 30, 2013, in July 2017; its $1,200 million senior secured revolving credit facilities in June 2015; its €500 million ($651 million at June 30, 2013) 7.125% senior notes in August 2018; its $700 million 6.25% senior notes in February 2021; its $1 billion 4.5% senior notes in January 2023; its $350 million 7.375% senior notes in December 2026; its $64 million 7.5% senior notes in December 2096; and $280 million of other indebtedness in various currencies at various dates through 2019. In addition, the Company's term loan facilities mature as follows: $91 million in June 2014, $137 million in June 2015 and $138 million in June 2016.
The substantial indebtedness of the Company could:

•	increase the Company's vulnerability to general adverse economic and industry conditions, including rising interest rates;

•	restrict the Company from making strategic acquisitions or exploiting business opportunities, including any planned expansion in emerging markets;

•
limit the Company's ability to make capital expenditures both domestically and internationally in order to grow the Company's business or maintain manufacturing plants in good working order and repair;

Crown Holdings, Inc.

•	limit, along with the financial and other restrictive covenants under the Company's indebtedness, the Company's ability to obtain additional financing, dispose of assets or pay cash dividends;

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

•	increase the Company's cost of borrowing;

•	limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and

•	place the Company at a competitive disadvantage compared to its competitors that have less debt.

If its financial condition, operating results and liquidity deteriorate, the Company's creditors may restrict its ability to obtain future financing and its suppliers could require prepayment or cash on delivery rather than extend credit which could further diminish the Company's ability to generate cash flows from operations sufficient to service its debt obligations. In addition, the Company's ability to make payments on and refinance its debt and to fund its operations will depend on the Company's ability to generate cash in the future.

Some of the Company's indebtedness is subject to floating interest rates, which would result in the Company's interest expense increasing if interest rates rise.

As of June 30, 2013, approximately $1.2 billion of the Company's $4.1 billion of total indebtedness and other outstanding obligations were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $226 million, $232 million and $203 million for 2012, 2011 and 2010, respectively. Based on the amount of variable rate debt outstanding at June 30, 2013, a 1% increase in variable interest rates would increase its annual adjusted interest expense by $12.2 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 1% increase could be more than $12.2 million as the Company's average borrowings on its variable rate debt may be higher during the year than the amount at June 30, 2013. In addition, the cost of the Company's securitization facilities would also increase with an increase in floating interest rates. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and “Quantitative and Qualitative Disclosures About Market Risk” in this report.

Notwithstanding the Company's current indebtedness levels and restrictive covenants, the Company may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

The Company may be able to incur additional debt in the future, including in connection with acquisitions or joint ventures. Although the Company's senior secured credit facilities and indentures governing its outstanding notes contain restrictions on the Company's ability to incur indebtedness, those restrictions are subject to a number of exceptions, and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The Company may also consider investments in joint ventures or acquisitions or increased capital expenditures, which may increase the Company's indebtedness. Moreover, although the Company's senior secured credit facilities and indentures governing its outstanding notes contain restrictions on the Company's ability to make restricted payments, including the declaration and payment of dividends and the repurchase of the Company's common stock, the Company is able to make such restricted payments under certain circumstances which may increase indebtedness, and the Company may in the future establish a regular dividend on the Company common stock. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that the Company and its subsidiaries now face.

Crown Holdings, Inc.

Restrictive covenants in the debt agreements governing the Company's current or future indebtedness could restrict the Company's operating flexibility.

The indentures and agreements governing the Company's senior secured credit facilities and outstanding notes contain affirmative and negative covenants that limit the ability of the Company and its subsidiaries to take certain actions. These restrictions may limit the Company's ability to operate its businesses and may prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise. The Company's senior secured credit facilities require the Company to maintain specified financial ratios and satisfy other financial conditions. The agreements or indentures governing the Company's senior secured credit facilities and outstanding notes restrict, among other things, the ability of the Company and the ability of all or substantially all of its subsidiaries to:

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

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the fiscal years ended December 31, 2012, 2011 and 2010 and the six months ended June 30, 2013, the Company derived approximately 73%, 73%, 72% and 73%, respectively, of its consolidated net sales from sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. The Company's translation and exchange adjustments increased reported income before tax by $1 million in 2012 and $4 million in 2010 and reduced reported income before tax by $2 million in 2011. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and “Quantitative and Qualitative Disclosures About Market Risk” in this report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2012, a 0.10 movement in the average Euro rate (e.g., from 1.29 USD = 1 Euro to 1.19 USD = 1 Euro) would have reduced net income by $11 million.

Crown Holdings, Inc.

Pending and future asbestos litigation and payments to settle asbestos-related claims could reduce the Company's cash flow and negatively impact its financial condition.

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

The Company recorded pre-tax charges of $35 million, $28 million and $46 million to increase its accrual for asbestos-related liabilities in 2012, 2011 and 2010, respectively. As of June 30, 2013, Crown Cork's accrual for pending and future asbestos-related claims and related legal costs was $243 million, including $182 million for unasserted claims. Crown Cork's accrual includes estimated probable costs for claims through the year 2022. Crown Cork's accrual excludes potential costs for claims beyond 2022 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary's insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note K to the Company's audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and Note J to the Company's unaudited consolidated financial statements included in this report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork's ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

Crown Cork had approximately 51,000 asbestos-related claims outstanding at December 31, 2012. Of these claims, approximately 15,000 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 36,000 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 2,000 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 15,000 were filed in other states. The outstanding claims at December 31, 2012 exclude 3,100 pending claims involving plaintiffs who allege that they are, or were, maritime workers subject to exposure to asbestos, but whose claims the Company believes will not have a material effect on the Company's consolidated results of operations, financial position or cash flow. The outstanding claims at December 31, 2012 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states where the Company's liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company's businesses arising from these defenses will not increase materially.

During the six months ended June 30, 2013, Crown Cork received approximately 2,000 new claims, settled or dismissed approximately 1,000 claims, and had approximately 52,000 claims outstanding at the end of the period.

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

Crown Cork made cash payments of $28 million, $28 million, $27 million and $13 million in 2012, 2011, 2010 and for the six months ended June 30, 2013, respectively, for asbestos-related claims including settlement payments and legal fees. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments including defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork's reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which state statutes relating to asbestos liability are upheld and/or applied by the courts, Crown Cork's ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure

Crown Holdings, Inc.

to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company's cash flow and impair its ability to satisfy its obligations. As a result of the uncertainties regarding its asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future. Further information regarding Crown's Cork's asbestos-related liabilities is presented within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Critical Accounting Policies”and under Note K to the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and under Note J to the Company's unaudited consolidated financial statements included in this report.

The Company has significant pension plan obligations worldwide and significant unfunded postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2012, 2011 and 2010, the Company contributed $102 million, $404 million and $79 million, respectively, to its pension plans and currently anticipates its 2013 funding to be approximately $82 million. Pension expense was $97 million in 2012 and is expected to be $79 million in 2013. A 0.25% change in the 2013 expected rate of return assumptions would change 2013 pension expense by approximately $11 million. A 0.25% change in the discount rates assumptions as of December 31, 2012 would change 2013 pension expense by approximately $4 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $82 million in 2013, $81 million in 2014, $130 million in 2015, $117 million in 2016 and $141 million in 2017 including its supplemental executive retirement plan.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company's pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations and profitability. See Note V to the Company's audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. While its U.S. funded pension plan continues in effect, the Company continues to incur additional pension obligations. The Company's pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity and hedge funds. If the performance of plan assets does not meet the Company's assumptions or discount rates continue to decline, the underfunding of the pension plan may increase and the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, the Company's supplemental executive retirement plan and retiree medical plans are unfunded.

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the notes. In addition, as of December 31, 2012 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $352 million, based on assumptions set forth under Note V to the Company's audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Crown Holdings, Inc.

Acquisitions or investments that the Company is considering or may pursue could be unsuccessful, consume significant resources and require the incurrence of additional indebtedness.

The Company is considering, and in the future may pursue acquisitions and investments that complement its existing business. These possible acquisitions and investments involve or may involve significant cash expenditures, debt incurrence (including the incurrence of additional indebtedness under the Company's senior secured revolving credit facilities or other secured or unsecured debt), operating losses and expenses that could have a material effect on the Company's financial condition and operating results.

In particular, if the Company incurs additional debt, the Company's liquidity and financial stability could be impaired as a result of using a significant portion of available cash or borrowing capacity to finance an acquisition. Moreover, the Company may face an increase in interest expense or financial leverage if additional debt is incurred to finance an acquisition, which may, among other things, adversely affect the Company's various financial ratios and the Company's compliance with the conditions of its existing indebtedness. In addition, such additional indebtedness may be incurred under the Company's senior secured credit facilities or otherwise secured by liens on the Company's assets.
Acquisitions involve numerous other risks, including:

•	diversion of management time and attention;

•	failures to identify material problems and liabilities of acquisition targets or to obtain sufficient indemnification rights to fully offset possible liabilities related to the acquired businesses;

•	difficulties integrating the operations, technologies and personnel of the acquired businesses;

•	inefficiencies and complexities that may arise due to unfamiliarity with new assets, businesses or markets;

•	disruptions to the Company's ongoing business;

•	inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings;

•	the inability to obtain required financing for the new acquisition or investment opportunities and the Company's existing business;

•	potential loss of key employees, contractual relationships, suppliers or customers of the acquired businesses or of the Company; and

•	inability to obtain required regulatory approvals.

To the extent the Company pursues an acquisition that causes it to incur unexpected costs or that fails to generate expected returns, the Company's financial position, results of operations and cash flows may be adversely affected, and the Company's ability to service its indebtedness may be negatively impacted.

Anti-takeover provisions in our organizational documents and under Pennsylvania law could prevent or delay a change in control of our company.

Provisions of Pennsylvania law and of the Company's Articles of Incorporation and By-Laws could make it more difficult for a third party to acquire control of the Company or have the effect of discouraging a third party from attempting to acquire control of the Company. The Company's Articles of Incorporation and By-Laws and Pennsylvania law include certain provisions which may be considered to be “anti-takeover” in nature because they may have the effect of discouraging or making more difficult the acquisition of control over the Company by means of a hostile tender offer, exchange offer, proxy contest or similar transaction. For example, the Company's Articles and By-Laws or Pennsylvania law:

•	provide that shareholders may not act by written consent in lieu of a shareholder meeting;

•	do not permit shareholders to call a special meeting of shareholders;

•	limit the ability of shareholders to modify the authority of the Company's Board of Directors or create a committee on the Board of Directors by amending the By-Laws;

•	limit the size of the Company's Board of Directors;

•	require advance notice for shareholder business and nominations at a shareholder meeting;

•	do not provide for cumulative voting by shareholders;

•	authorize the issuance of “blank check” preferred shares by the Company's Board of Directors;

•
impose certain requirements on business combinations that could delay for five years and impose conditions upon business combinations between an interested shareholder and the Company, unless the transaction is approved by the Company's Board of Directors;

Crown Holdings, Inc.

•	include a statute regarding disgorgement of profits arising from the sale of Company common stock by certain controlling shareholders following attempts to acquire control; and

•	require disinterested shareholder approval of certain business combinations with interested shareholders.

These provisions are intended to protect the Company's shareholders by providing a measure of assurance that the Company's shareholders will be treated fairly in the event of an unsolicited takeover bid and by preventing a successful takeover bidder from exercising its voting control to the detriment of the other shareholders. To the extent that these provisions actually discourage a transaction, holders of the Company's common stock may not have an opportunity to dispose of part or all of their stock at a higher price than that prevailing in the market. In addition, some of these provisions make it more difficult to remove the Company's incumbent directors and officers, even if their removal would be regarded by some shareholders as desirable.

The Company has authorized and unissued approximately 359 million shares of common stock, including treasury shares, and 30 million shares of preferred stock. The shares of preferred stock may be issued at any time or from time to time and the board of directors has authority to fix the designations, number and voting rights, preferences, privileges, limitations, restrictions, conversion rights and other special or relative rights, if any, of any class or series of any class of preferred stock that may be desired, provided the shares of any such class or series of preferred stock shall not be entitled to more than one vote per share when voting as a class with holders of the Company's common stock. The Company no longer has a policy limiting the issuance of the preferred stock for certain corporate purposes such as corporate financings or acquisitions.

One of the effects of the existence of authorized but unissued shares of our common stock or preferred stock may be to enable our board of directors to render it more difficult or to discourage an attempt to obtain control of us and thereby protect the continuity of our management, which may adversely affect the market price of our common stock. If in the due exercise of its fiduciary obligations, for example, our board of directors were to determine that a takeover proposal were not in our best interests, such shares could be issued by the board of directors without stockholder approval in one or more private placements or other transactions that might prevent, render more difficult or make more costly the completion of any attempted takeover transaction by diluting voting or other rights of the proposed acquirer or insurgent stockholder group, by creating a substantial voting bloc in institutional or other hands that might support the position of the incumbent board of directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise.

The Company's principal markets may be subject to overcapacity and intense competition, which could reduce the Company's net sales and net income.

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

The Company is subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials and plastic. The Company's sales depend heavily on the volumes of sales by the Company's customers in the food and beverage markets. Changes in preferences for products and packaging by consumers of prepackaged food and beverage cans significantly influence the Company's sales. Changes in packaging by the Company's customers may require the Company to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company. For example, increases in the price of aluminum and steel and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may

Crown Holdings, Inc.

increase substitution of plastic food and beverage containers for metal containers or increases in the price of steel may increase substitution of aluminum packaging for aerosol products. Moreover, due to its high percentage of fixed costs, the Company may be unable to maintain its gross margin at past levels if it is not able to achieve high capacity utilization rates for its production equipment. In periods of low world-wide demand for its products, the Company experiences relatively low capacity utilization rates in its operations, which can lead to reduced margins during that period and can have an adverse effect on the Company's business.

The Company's business results depend on its ability to understand its customers' specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

The Company's ability to develop new product offerings for a diverse group of global customers with differing preferences, while maintaining functionality and spurring innovation, is critical to its success. This requires a thorough understanding of the Company's existing and potential customers on a global basis, particularly in potential high growth emerging markets, including the Middle East, South America, Eastern Europe and Asia. Failure to deliver quality products that meet customer needs ahead of competitors could have a significant adverse effect on the Company's business.

The loss of a major customer and/or customer consolidation could reduce the Company's net sales and profitability.

Many of the Company's largest customers have acquired companies with similar or complementary product lines. This consolidation has increased the concentration of the Company's business with its largest customers. In many cases, such consolidation has been accompanied by pressure from customers for lower prices, reflecting the increase in the total volume of product purchased or the elimination of a price differential between the acquiring customer and the company acquired. Increased pricing pressures from the Company's customers may reduce the Company's net sales and net income.
The majority of the Company's sales are to companies that have leading market positions in the sale of packaged food, beverages and household products to consumers. Although no one customer accounted for more than 10% of its net sales in the years ended 2012, 2011 or 2010 and the six-month period ended June 30, 2013, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company's net sales and net income. A continued consolidation of the Company's customers could exacerbate any such loss.

The Company's business is seasonal and weather conditions could reduce the Company's net sales.

The Company manufactures packaging primarily for the food and beverage can market. Its sales can be affected by weather conditions. Due principally to the seasonal nature of the soft drink, brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, sales of the Company's products have varied and are expected to vary by quarter. Shipments in the U.S. and Europe are typically greater in the second and third quarters of the year. Unseasonably cool weather can reduce consumer demand for certain beverages packaged in its containers. In addition, poor weather conditions that reduce crop yields of packaged foods can decrease customer demand for its food containers.

The Company is subject to certain restrictions that may limit its ability to make payments on its debt out of the cash reserves shown on the Company's consolidated financial statements.

The ability of the Company's subsidiaries and joint ventures to pay dividends, make distributions, provide loans or make other payments to the Company may be restricted by applicable state and foreign laws, potentially adverse tax consequences and their agreements, including agreements governing their debt.

In addition, the equity interests of the Company's joint venture partners or other shareholders in the Company's non-wholly owned subsidiaries in any dividend or other distribution made by these entities would need to be satisfied on a proportionate basis with the Company. As a result, the Company may not be able to access their cash flow to service the Company's debt and the Company cannot assure you that the amount of cash and cash flow reflected on the Company's financial statements will be fully available to the Company.

The Company is subject to costs and liabilities related to stringent environmental and health and safety standards.

Laws and regulations relating to environmental protection and health and safety may increase the Company's costs of operating and reduce its profitability. The Company's operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, the use of chemicals in the Company's products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health

Crown Holdings, Inc.

and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company's operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials and confirmed in a January 2010 update that studies employing standardized toxicity tests have supported the safety of current low levels of human exposure to bisphenol-A, the FDA in that January 2010 update noted that more research was needed, and further suggested reasonable steps to reduce exposure to bisphenol-A. The FDA subsequently entered into a consent decree under which it agreed to issue, by March 31, 2012, a final decision on a citizen's petition requesting the agency take further regulatory steps with regard to bisphenol-A. On March 30, 2012, the FDA denied the request, responding, in part, that the appropriate course of action was to continue scientific study and review of all new evidence regarding the safety of bisphenol-A. In March 2010, the EPA issued an action plan for bisphenol-A, which includes, among other things, consideration of whether to add bisphenol-A to the chemical concern list on the basis of potential environmental effects and use of the EPA's Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Moreover, certain U.S. Congressional bodies, states and municipalities, as well as certain foreign nations and some member states of the European Union, have considered, proposed or already passed, such as Denmark, Belgium and France, legislation banning or suspending the use of bisphenol-A in certain products or requiring warnings regarding bisphenol-A. In July 2012, the FDA banned the use of bisphenol-A in baby bottles and children's drinking cups, and in July 2013, the FDA banned the use of bisphenol-A in epoxy resins that coat infant formula cans. In the fourth quarter of 2012, the French Parliament passed a law suspending the use of bisphenol-A in food packaging beginning in 2013 for food intended for children under 3 and in 2015 for all other foods. The law also includes certain product labeling requirements. Further, the U.S. or additional international, federal, state or other regulatory authorities could restrict or prohibit the use of bisphenol-A in the future. For example, on April 11, 2013, the State of California declared bisphenol-A a reproductive system hazard. However, this declaration was enjoined on April 19, 2013 pending the resolution of a suit challenging the classification. If the injunction is lifted, it would trigger a requirement to include warning labels on consumer items containing bisphenol-A in excess of certain levels. In addition, recent public reports, litigation and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company's products and adversely impact sales or otherwise disrupt the Company's business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

Also, for example, future restrictions in some jurisdictions on air emissions of volatile organic compounds and the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process modifications. The Company's operations and properties, both in the U.S. and abroad, must comply with these laws and regulations. In addition, a number of governmental authorities in the U.S. and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems or mandated changes in energy consumption, in response to the potential impacts of climate change. Given the wide range of potential future climate change regulations in the jurisdictions in which the Company operates, the potential impact to the Company's operations is uncertain. In addition, the potential impact of climate change on the Company's operations is highly uncertain. The impact of climate change may vary by geographic location and other circumstances, including weather patterns and any impact to natural resources such as water.

A number of governmental authorities both in the U.S. and abroad also have enacted, or are considering, legal requirements relating to product stewardship, including mandating recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company's products, and/or increase its costs. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Environmental Matters” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has written down a significant amount of goodwill, and a further write down of goodwill would result in lower reported net income and a reduction of its net worth.

Impairment of the Company's goodwill would require write down of goodwill, which would reduce the Company's net income in the period of any such write down. At June 30, 2013, the carrying value of the Company's goodwill was approximately $1.9 billion. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

Crown Holdings, Inc.

If the Company fails to retain key management and personnel, the Company may be unable to implement its business plan.

Members of the Company's senior management have extensive industry experience, and it might be difficult to find new personnel with comparable experience. Because the Company's business is highly specialized, the Company believes that it would also be difficult to replace its key technical personnel. The Company believes that its future success depends, in large part, on its experienced senior management team. Losing the services of key members of its management team could limit the Company's ability to implement its business plan. In addition, under the Company's unfunded Senior Executive Retirement Plan certain members of senior management are entitled to lump sum payments upon retirement or other termination of employment and a lump sum death benefit of five times the annual retirement benefit.

A significant portion of the Company's workforce is unionized and labor disruptions could increase the Company's costs and prevent the Company from supplying its customers.

A significant portion of the Company's workforce is unionized and a prolonged work stoppage or strike at any facility with unionized employees could increase its costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to the Company. Moreover, additional groups of currently non-unionized employees may seek union representation in the future. If the Company is unable to negotiate acceptable collective bargaining agreements, it may become subject to union-initiated work stoppages, including strikes. The National Labor Relations Board (“NLRB”) has adopted new regulations concerning the procedures for conducting employee representation elections that, if implemented, could make it significantly easier for labor organizations to prevail in elections. The regulations became effective on April 30, 2012; however, in May 2012, a federal district court found that the regulations were not properly adopted by the NLRB. The NLRB responded to the decision by suspending implementation of the regulations and has not announced if or when the regulations will again go into effect.

Failure by the Company's joint venture partners to observe their obligations could adversely affect the business and operations of the joint ventures and, in turn, the business and operations of the Company.

A portion of the Company's operations, including certain joint venture beverage can operations in Asia, the Middle East and South America, is conducted through certain joint ventures. The Company participates in these ventures with third parties. In the event that the Company's joint venture partners do not observe their obligations or are unable to commit additional capital to the joint ventures, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that the Company would have to increase its level of commitment to the joint venture.

If the Company fails to maintain an effective system of internal control, the Company may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm the Company's business. The Company must annually evaluate its internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. If the Company fails to remedy or maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, the Company could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect the Company's financial condition. There can be no assurance that the Company will be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that the Company's management and external auditors will continue to conclude that the Company's internal controls are effective.

Crown Holdings, Inc.

The Company is subject to litigation risks which could negatively impact its operations and net income.

The Company is subject to various lawsuits and claims with respect to matters such as governmental, environmental and employee benefits laws and regulations, securities, labor, and actions arising out of the normal course of business, in addition to asbestos-related litigation described under the risk factor titled “Pending and future asbestos litigation and payments to settle asbestos-related claims could reduce the Company's cash flow and negatively impact its financial condition.” The Company is currently unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of such legal proceedings. Regardless of the ultimate outcome of such legal proceedings, they could result in significant diversion of time by the Company's management. The results of the Company's pending legal proceedings, including any potential settlements, are uncertain and the outcome of these disputes may decrease its cash available for operations and investment, restrict its operations or otherwise negatively impact its business, operating results, financial condition and cash flow.

The Company's Italian subsidiaries received assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. The expected total assessments were approximately €75 ($98 at June 30, 2013) including applicable interest and penalties. Based on discussions with the Italian tax authorities in the second quarter of 2013, the Company expects to settle these matters during the third quarter of 2013 and for the three and six months ended June 30, 2013, the Company recognized pre-tax expense of $14 and $20 ($13 and $14 after-tax) within its Consolidated Statements of Operations to fully provide for this expected settlement. There can be no assurance the Company will be successful in settling these matters or prevailing in judicial proceedings, or that the final amount of any additional taxes and related interest and penalties payable to the Italian tax authorities in such settlement or judicial proceedings will be under the Company's accrual.

The recent global credit and financial crisis could have adverse effects on the Company.

The recent global credit and financial crisis could have significant adverse effects on the Company's operations, including as a result of any the following:

•
downturns in the business or financial condition of any of the Company's key customers or suppliers, potentially resulting in customers' inability to pay the Company's invoices as they become due or at all or suppliers' failure to fulfill their commitments;

•
potential losses associated with hedging activity by the Company for the benefit of the Company's customers including counterparty risk associated with such hedging activity, or cost impacts of changing suppliers;

•
a decline in the fair value of the Company's pension assets or a decline in discount rates used to measure the Company's pension obligations, potentially requiring the Company to make significant additional contributions to its pension plans to meet prescribed funding levels;

•
the deterioration of any of the lending parties under the Company's senior secured revolving credit facilities or the creditworthiness of the counterparties to the Company's derivative transactions, which could result in such parties' failure to satisfy their obligations under their arrangements with the Company;

•	noncompliance with the covenants under the Company's indebtedness as a result of a weakening of the Company's financial position or results of operations; and

•	the lack of currently available funding sources, which could have a negative impact upon the liquidity of the Company as well as that of its customers and suppliers.

The Company could also be adversely affected by the negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions that recently came into effect in the U.S.

The Company relies on its information technology and the failure or disruption of its information technology could disrupt its operations and adversely affect its results of operations.

The Company's business increasingly relies on the successful and uninterrupted functioning of its information technology systems to process, transmit, and store electronic information. A significant portion of the communication between the Company's personnel around the world, customers, and suppliers depends on information technology. As with all large systems, the Company's information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information.

Crown Holdings, Inc.

The concentration of processes in shared services centers means that any disruption could impact a large portion of the Company's business within the operating zones served by the affected service center. If the Company does not allocate, and effectively manage, the resources necessary to build, sustain and protect the proper technology infrastructure, the Company could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, the loss of or damage to intellectual property through security breach, as well as potential civil liability and fines under various states' laws in which the Company does business. The Company's information technology system could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. In addition, if the Company's information technology systems suffer severe damage, disruption or shutdown and the Company's business continuity plans do not effectively resolve the issues in a timely manner, the Company may lose revenue and profits as a result of its inability to timely manufacture, distribute, invoice and collect payments from its customers, and could experience delays in reporting its financial results, including with respect to the Company's operations in emerging markets. Furthermore, if the Company is unable to prevent security breaches, it may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the Company or to its customers or suppliers. Failure or disruption of these systems, or the back-up systems, for any reason could disrupt the Company's operations and negatively impact the Company's cash flows or financial condition.

Potential U.S. tax law changes could increase the Company's U.S. tax expense on its overseas earnings which could have a negative impact on its after-tax income and cash flow.

Legislative proposals may be made to reform the deferral of U.S. taxes on non-U.S. earnings, potentially significantly changing the timing and extent of taxation on the Company's unrepatriated non-U.S earnings. These reforms include, among other items, a proposal to further limit foreign tax credits and a proposal to defer interest expense deductions allocable to non-U.S earnings until earnings are repatriated. The proposal to defer interest expense deductions and other deductions for expenses could result in the Company not being able to currently deduct a significant portion of its interest expense. The proposal to defer tax deductions allocable to unrepatriated non-U.S. earnings has been set out in various draft Congressional legislative proposals in recent years which were not enacted, and at this juncture it is unclear whether these proposed tax revisions will be enacted or reintroduced by Congress, or, if enacted, what the precise scope of the revisions will be. However, depending on their content, such proposals could have a material adverse effect on the Company's after-tax income and cash flow.

Changes in accounting standards, taxation requirements and other law could negatively affect the Company's financial results.

New accounting standards or pronouncements that may become applicable to the Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on the Company's reported results for the affected periods. The Company is also subject to income tax in the numerous jurisdictions in which the Company operates. Increases in income tax rates or other changes to tax laws could reduce the Company's after-tax income from affected jurisdictions or otherwise affect the Company's tax liability. In addition, the Company's products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which it operates. Increases in indirect taxes could affect the Company's products' affordability and therefore reduce demand for its products.

The Company may experience significant negative effects to its business as a result of new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of certain types of beverages.

Public health officials and government officials have become increasingly concerned about the public health consequences associated with over-consumption of certain types of beverages, such as sugar beverages and including those sold by certain of the Company's significant customers. Possible new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of these beverages may significantly reduce demand for the beverages of the Company's customers, which could in turn affect demand of the Company's customers for the Company's products. For example, members of the U.S. Congress recently raised the possibility of a federal tax on the sale of certain beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters. Some state governments are also considering similar taxes. If enacted, such taxes could materially adversely affect the Company's business and financial results.

Crown Holdings, Inc.

The Company's senior secured credit facilities provide that certain change of control events constitute an event of default. In the event of a change of control, the Company may not be able to satisfy all of its obligations under the senior secured credit facilities or other indebtedness.

The Company may not have sufficient assets or be able to obtain sufficient third-party financing on favorable terms to satisfy all of its obligations under the Company's senior secured credit facilities or other indebtedness in the event of a change of control. The Company's senior secured credit facilities provide that certain change of control events constitute an event of default under the senior secured credit facilities. Such an event of default entitles the lenders thereunder to, among other things, cause all outstanding debt obligations under the senior secured credit facilities to become due and payable and to proceed against the collateral securing the senior secured credit facilities. Any event of default or acceleration of the senior secured credit facilities will likely also cause a default under the terms of other indebtedness of the Company.

The loss of the Company's intellectual property rights may negatively impact its ability to compete.

If the Company is unable to maintain the proprietary nature of its technologies, its competitors may use its technologies to compete with it. The Company has a number of patents covering various aspects of its products, including its SuperEnd® beverage can end, whose primary patent expires in 2016, Easylift™ full aperture steel food can ends, PeelSeam™ flexible lidding and Ideal™ product line. The Company's patents may not withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products or infringe upon the Company's patents. Moreover, the costs of litigation to defend the Company's patents could be substantial and may outweigh the benefits of enforcing its rights under its patents. The Company markets its products internationally and the patent laws of foreign countries may offer less protection than the patent laws of the United States. Not all of the Company's domestic patents have been registered in other countries. The Company also relies on trade secrets, know-how and other unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. In addition, the Company has from time to time received letters from third parties suggesting that it may be infringing on their intellectual property rights, and third parties may bring infringement suits against the Company, which could result in the Company needing to seek licenses from these third parties or refraining altogether from use of the claimed technology.

Demand for the Company's products could be affected by changes in laws and regulations applicable to food and beverages and changes in consumer preferences.

The Company manufactures and sells packaging primarily for the food and beverage can market. As a result, many of the Company's products come into direct contact with food and beverages. Accordingly, the Company's products must comply with various laws and regulations for food and beverages applicable to its customers. Changes in such laws and regulations could negatively impact customers' demand for the Company's products as they comply with such changes and/or require the Company to make changes to its products. Such changes to the Company's products could include modifications to the coatings and compounds that the Company uses, possibly resulting in the incurrence of additional costs. Additionally, because many of the Company's products are used to package consumer goods, the Company is subject to a variety of risks that could influence consumer behavior and negatively impact demand for the Company's products, including changes in consumer preferences driven by various health-related concerns and perceptions.

Crown Holdings, Inc.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchase of equity securities during the six months ended June 30, 2013. The table excludes 170,362 shares repurchased by the Company in connection with the surrender of shares to cover taxes on the vesting of restricted stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)

April	377,600	$41.74	377,600	$784
May	2,701,582	$43.07	2,701,582	$668
June	1,296,119	$42.54	1,296,119	$613
Total	4,375,301	$42.79	4,375,301	$613

The shares were repurchased pursuant to the December 2012 authorization of the Company's Board of Directors which authorized the repurchase of an aggregate amount of $800 million of the Company's common stock through the end of 2014. This authorization supersedes the previous authorization. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of June 30, 2013, $613 million of the Company’s outstanding common stock may be repurchased under the program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 25, 2013, following approval by the Board of Directors, the Company amended and restated its By-Laws, in their entirety. The amendments include the following:

1.
The elimination of (i) the default meeting date and time for the date of the annual meeting date of shareholders and (ii) the limitations on the period of time for which a meeting of shareholders may be adjourned.

2.	Changes to the judges of election By-Law to provide that judges of election may be appointed by the chairman of the meeting in certain circumstances.

3.
Changes to the advance notice provisions of the By-Laws to (i) provide that the submission of a Director nomination by a shareholder will not limit the ability of the Board of Directors to change the date of the annual meeting of shareholders, (ii) require, if the date of the annual meeting of shareholders is changed, the resubmission of Director nominations within the later of 10 days from the announcement of the rescheduled meeting date and between 120 and 150 days prior to the rescheduled annual meeting of shareholders and (iii) require certain additional information in the advance notice submitted by a shareholder in connection with a Director nomination or the submission of shareholder business, including, information regarding derivative positions, hedged positions and other economic and/or voting interests in the Company, any other disclosure that may be material to a reasonable shareholder's understanding of the independence of a nominee, an agreement by nominees to comply with all corporate governance, conflict of interest, confidentiality, stock ownership and trading and other policies and guidelines of the Company applicable to Directors and, with respect to shareholder business, to require disclosure of any undisclosed arrangements or understandings regarding such shareholder business.

4.
The addition of a requirement that each nominee for election to the Board of Directors must deliver a written representation and agreement regarding voting commitments, compensation for service as a Director and compliance with all corporate governance, conflict of interest, confidentiality, stock ownership and trading and other policies and guidelines of the Company applicable to Directors.

5.	The removal of the ability of the Vice President to call special meetings of the Board of Directors.

6.	The modernization of the By-Law regarding conference calls to explicitly allow for the use of similar electronic technology.

7.
The removal of the separate independent Director requirements (which deviated from and duplicated the subsequently added independence requirements of the New York Stock Exchange applicable to the Company).

Crown Holdings, Inc.

8.
Changes to clarify that a record date will apply to any adjournment of a meeting of shareholders, unless the Board of Directors sets a new record date, and that if the record date for a dividend or dividend payment falls on a Saturday, Sunday or legal holiday, then the next date that is not a Saturday, Sunday or legal holiday will be used as such record or payment date.

9.
The addition of a By-Law that provides that the state courts of the Commonwealth of Pennsylvania in and for Philadelphia County or the federal courts of the Eastern District of Pennsylvania shall be the sole and exclusive forum, unless waived by the Company, for (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of a breach of fiduciary duty owed by any Director, officer or employee of the Company to the Company or the Company's shareholders; (iii) any action asserting a claim against the Company arising pursuant to any provision of the Pennsylvania Associations Code, the Business Corporation Law of the Commonwealth of Pennsylvania, the Articles of Incorporation of the Company or these By-Laws; (iv) any action seeking to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the By-Laws of the Company; or (v) any action asserting a claim against the Company governed by the internal affairs doctrine.

10.
The removal of references to Subsection (d) through (f) of Section 511, Subsection (e) through (g) of Section 1721 and Subchapter H of Chapter 25. As a result of these changes, the Company shall be subject to Section 1715 of the Business Corporation Law governing the exercise of the powers of the Board of Directors and Subchapter H of Chapter 25 of the Business Corporation Law providing for the disgorgement of profits arising from the sale of Company common stock by certain controlling shareholders following attempts to acquire control.

The foregoing summary description is qualified in its entirety by reference to the “Crown Holdings, Inc. By-Laws, Amended and Restated as of July 25, 2013” a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

The Board of Directors revoked the Company's prior policy regarding issuance of preferred stock. See Part II, Item 1A. Risk Factors, Anti-takeover provisions in our organizational documents and under Pennsylvania law could prevent or delay a change in control of our company, included in this Quarterly Report on Form 10-Q.

Crown Holdings, Inc.

Item 6.	Exhibits

3.2	Crown Holdings, Inc. By-Laws, Amended and Restated as of July 25, 2013.

10	Employment contract between Crown Holdings, Inc. and Thomas A. Kelly, dated July 24, 2013.

10.2	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Thomas A. Kelly, dated July 24, 2013.

10.3	First Amendment to Executive Employment Agreement between Crown Holdings, Inc. and Gerard Gifford, dated July 24, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) Consolidated Statements of Changes in Equity for the six months ended June 30, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

Date: July 26, 2013