Form 10-Q
period 2013-09-30
CROWN HOLDINGS INC
filed 2013-10-31
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 138,059,298 shares of Common Stock outstanding as of October 29, 2013.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net sales	$2,389	$2,302	$6,585	$6,433
Cost of products sold, excluding depreciation and amortization	1,961	1,887	5,419	5,304
Depreciation and amortization	34	46	98	133
Gross profit	394	369	1,068	996
Selling and administrative expense	113	92	319	288
Provision for restructuring	33	7	41	10
Asset impairments and sales	(2)	(14)	(2)	(24)
Loss from early extinguishments of debt	—	—	38	—
Interest expense	58	57	179	170
Interest income	(1)	(2)	(4)	(5)
Foreign exchange	(2)	(2)	—	(4)
Income before income taxes and equity earnings	195	231	497	561
Provision for (benefit from) income taxes	67	(111)	146	(28)
Equity earnings(loss) in affiliates	(1)	2	(2)	2
Net income	127	344	349	591
Net income attributable to noncontrolling interests	(26)	(19)	(74)	(63)
Net income attributable to Crown Holdings	$101	$325	$275	$528

Earnings per common share attributable to Crown Holdings:
Basic	$0.73	$2.23	$1.96	$3.59
Diluted	$0.73	$2.20	$1.94	$3.53

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net income	$127	$344	$349	$591

Other comprehensive income, net of tax
Foreign currency translation adjustments	25	18	1	18
Pension and other postretirement benefits	14	17	62	50
Derivatives qualifying as hedges	15	43	(15)	42
Total other comprehensive income	54	78	48	110

Total comprehensive income	181	422	397	701
Net income attributable to noncontrolling interests	(26)	(19)	(74)	(63)
Translation adjustments attributable to noncontrolling interests	(1)	(1)	—	—
Derivatives qualifying as hedges attributable to noncontrolling interests	(2)	(6)	1	(5)
Comprehensive income attributable to Crown Holdings	$152	$396	$324	$633

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$236	$350
Receivables, net	1,459	1,057
Inventories	1,331	1,166
Prepaid expenses and other current assets	218	177
Total current assets	3,244	2,750

Goodwill	2,010	1,998
Property, plant and equipment, net	2,087	1,995
Other non-current assets	691	747
Total	$8,032	$7,490

Liabilities and equity
Current liabilities
Short-term debt	$363	$261
Current maturities of long-term debt	172	115
Accounts payable and accrued liabilities	2,175	2,142
Total current liabilities	2,710	2,518

Long-term debt, excluding current maturities	3,718	3,289
Postretirement and pension liabilities	984	1,098
Other non-current liabilities	445	462
Commitments and contingent liabilities (Note K)
Noncontrolling interests	281	285
Crown Holdings shareholders’ deficit	(106)	(162)
Total equity	175	123
Total	$8,032	$7,490

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30
	2013	2012
Cash flows from operating activities
Net income	$349	$591
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	98	133
Provision for restructuring	41	10
Asset impairments and sales	(2)	(24)
Pension expense	58	73
Pension contributions	(63)	(84)
Stock-based compensation	17	15
Changes in assets and liabilities:
Receivables	(430)	(489)
Inventories	(166)	(56)
Accounts payable and accrued liabilities	(70)	(119)
Other, net	44	(167)
Net cash used for operating activities	(124)	(117)
Cash flows from investing activities
Capital expenditures	(181)	(214)
Insurance proceeds	8	33
Change in restricted cash	(5)	(24)
Proceeds from sale of property, plant and equipment	6	3
Other	(6)	(3)
Net cash used for investing activities	(178)	(205)
Cash flows from financing activities
Proceeds from long-term debt	1,063	49
Payments of long-term debt	(998)	(45)
Net change in revolving credit facility and short-term debt	484	470
Debt issue costs	(15)	—
Common stock issued	16	7
Common stock repurchased	(300)	(207)
Purchase of noncontrolling interests	(13)	—
Dividends paid to noncontrolling interests	(65)	(50)
Other	15	(6)
Net cash provided by financing activities	187	218
Effect of exchange rate changes on cash and cash equivalents	1	2
Net change in cash and cash equivalents	(114)	(102)
Cash and cash equivalents at January 1	350	342
Cash and cash equivalents at September 30	$236	$240

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2012	$929	$863	$512	$(2,590)	$(187)	$(473)	$234	$(239)
Net income			528			528	63	591
Other comprehensive income / (loss)				105		105	5	110
Dividends paid to noncontrolling interests							(50)	(50)
Restricted stock awarded		(2)			2
Stock-based compensation		15				15		15
Common stock issued		5			2	7		7
Common stock repurchased		(181)			(26)	(207)		(207)
Balance at September 30, 2012	$929	$700	$1,040	$(2,485)	$(209)	$(25)	$252	$227

Balance at January 1, 2013	$929	$668	$1,069	$(2,614)	$(214)	$(162)	$285	$123
Net income			275			275	74	349
Other comprehensive income / (loss)				49		49	(1)	48
Dividends paid to noncontrolling interests							(65)	(65)
Restricted stock awarded		(6)			6
Stock-based compensation		17				17		17
Common stock issued		12			4	16		16
Common stock repurchased		(265)			(35)	(300)		(300)
Purchase of noncontrolling interests		(1)				(1)	(12)	(13)
Balance at September 30, 2013	$929	$425	$1,344	$(2,565)	$(239)	$(106)	$281	$175

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2013 and the results of its operations for the three and nine months ended September 30, 2013 and 2012 and of its cash flows for the nine months ended September 30, 2013 and 2012. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

Change in Depreciable Lives

The Company, with the assistance of a third party appraiser, completed an evaluation of the estimated useful lives of its two-piece and three-piece can-making equipment. As a result, effective January 1, 2013, the company increased the estimated useful lives of its can-making equipment to reflect its current estimate of the useful lives. As a result of this change, for the three months ended September 30, 2013, depreciation and amortization was lower by $14 and net income higher by $10 or $0.07 per diluted share. For the nine months ended September 30, 2013, depreciation and amortization was lower by $38 and net income higher by $28 or $0.20 per diluted share.

Crown Holdings, Inc.

C.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income for the nine months ended September 30, 2013.

	Defined Benefit Plans	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$(1,954)	$(648)	$(12)	$(2,614)
Other comprehensive income (loss) before reclassifications	14	3	(39)	(22)
Amounts reclassified from accumulated other comprehensive income	48	(2)	25	71
Other comprehensive income (loss)	62	1	(14)	49
Balance at September 30, 2013	$(1,892)	$(647)	$(26)	$(2,565)

Other comprehensive income of $14 for defined benefit plans relates to the elimination of certain non-US post- retirement benefits.

Crown Holdings, Inc.

The following table provides information about the amounts reclassified out of accumulated other comprehensive income in 2013.

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three months ended September 30, 2013	Nine months ended September 30, 2013	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedges
Commodities	$16	$34	Cost of products sold
	16	34	Total before tax
	(4)	(9)	Provision for income taxes
	$12	$25	Net of tax

Foreign exchange	$5	$6	Net sales
	(4)	(6)	Cost of products sold
	1	—	Total before tax
	—	—	Provision for income taxes
	$1	$—	Net of tax

Total gains and losses on cash flow hedges	$13	$25

Foreign currency translation
Currency translation on disposed investment	$(2)	$(2)	Asset impairments and sales
	(2)	(2)	Total before tax
	—	—	Provision for income taxes
	$(2)	$(2)	Net of tax

Amortization of defined benefit plan items
Actuarial losses	$37	$106	(a)
Prior service credit	(19)	(45)	(a)
	18	61	Total before tax
	(4)	(13)	Provision for income taxes
	$14	$48	Net of tax

Total reclassifications for the period	$25	$71	Net of tax

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

In April 2013, the Company's shareholders approved the 2013 Stock-Based Incentive Compensation Plan (the Plan) which allows for a total 6.2 million shares to be issued under future awards. Subsequent to the approval of the Plan, the Company issued a general award of 0.7 million shares of time-vesting restricted stock and 0.5 million shares of time-vesting deferred stock which vest ratably over four years commencing in 2015.

A summary of restricted and deferred stock transactions during the nine months ended September 30, 2013 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2013	898,190
Awarded:
Time-vesting (average grant-date fair value of $43.42), net of forfeitures	1,285,578
Performance-based (average grant-date fair value of $36.75)	243,251
Performance-based – achieved 141% level (grant-date fair value of $37.91)	93,755
Released:
Time-vesting shares awarded in 2010 through 2012	(144,623)
Performance-based shares awarded in 2010	(229,624)
Performance-based awards – achieved 141% level	(93,755)
Non-vested shares outstanding at September 30, 2013	2,052,772

The average grant-date fair value of the 2013 and 2012 restricted stock awards was $43.19 and $33.75 for time-vesting shares and $36.75 and $39.52 for performance-based shares. The grant-date fair value for the time-vesting deferred stock awards in 2013 was $43.79.

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

At September 30, 2013, unrecognized compensation cost related to outstanding nonvested stock awards was $56. The weighted average period over which the expense is expected to be recognized is 3.5 years. The aggregate market value of the shares released and issued on the vesting dates was $18. The Company has assumed an annual forfeiture rate of 5% on the 2013 general award.

E.	Receivables

	September 30, 2013	December 31, 2012
Accounts receivable	$1,324	$922
Less: allowance for doubtful accounts	(64)	(37)
Net trade receivables	1,260	885
Miscellaneous receivables	199	172
Receivables, net	$1,459	$1,057

Crown Holdings, Inc.

F.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	September 30, 2013	December 31, 2012
Raw materials and supplies	$651	$602
Work in process	151	128
Finished goods	529	436
	$1,331	$1,166

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

Crown Holdings, Inc.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2013 mature between one and twenty-seven months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedges	September 30, 2013	September 30, 2013	September 30, 2013	September 30, 2013

Foreign exchange	$(2)	$(1)	$(1)	$—	(1)
Commodities	(24)	(38)	(12)	(25)	(2)
Total	$(26)	$(39)	$(13)	$(25)

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassified from AOCI into earnings
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedges	September 30, 2012	September 30, 2012	September 30, 2012	September 30, 2012

Foreign exchange	$—	$(3)	$—	$—	(3)
Commodities	(58)	(73)	(21)	(39)	(4)
Total	$(58)	$(76)	$(21)	$(39)

(1)
Within the Statement of Operations for the three months ended September 30, 2013, a gain of $4 was recognized in cost of products sold and a loss of $5 was recognized in net sales. During the nine months ended September 30, 2013 a gain of $6 was recognized in cost of products sold and a loss of $6 was recognized in net sales.

(2)
Within the Statement of Operations for the three months ended September 30, 2013, a net loss of $16, including a reduction of $2 for ineffectiveness, was recognized in cost of products sold and a tax benefit of $4 was recognized in income tax expense. During the nine months ended September 30, 2013 a loss of $34, including a reduction of $3 for ineffectiveness, was recognized in cost of products sold and a tax benefit of $9 was recognized in income tax expense.

Crown Holdings, Inc.

(3)
Within the Statement of Operations for the three months ended September 30, 2012 , a gain of $3 was recognized in cost of products sold and a loss of $3 was recognized in net sales. During the nine months ended September 30, 2012 , a gain of $6 was recognized in cost of products sold and a loss of $7 was recognized in net sales.

(4)
Within the Statement of Operations for the three months ended September 30, 2012 , a loss of $28. including ineffectiveness of $4 , was recognized in cost of products sold and a tax benefit of $7 was recognized in income tax expense. During the nine months ended September 30, 2012, a loss of $51, including ineffectiveness of $4 ,was recognized in cost of products sold and a tax benefit of $12 was recognized in income tax expense.

For the twelve month period ending September 30, 2014, a net loss of $35 ($28, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the nine months ended September 30, 2013 and 2012 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three and nine months ended September 30, 2013.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a gain of $3 and a loss of $1 for the three and nine months ended September 30, 2013 and gains of $3 and $4 for the three and nine months ended September 30, 2012. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $3 and a loss of $1 for the three and nine months ended September 30, 2013 and losses of $3 and $6 for the same periods in 2012. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively.

	Balance Sheet Classification	Fair Value Hierarchy	September 30, 2013	December 31, 2012
Derivative Assets
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$15	$5
Commodities	Other current assets	1	1	5
Commodities	Other non-current assets	1	—	1
Derivatives not designated as hedges:
Foreign exchange	Other current assets	2	13	11
	Total		$29	$22

Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$17	$6
Commodities	Accounts payable and accrued liabilities	1	26	17
Commodities	Other non-current liabilities	1	3	3
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	7	4
	Total		$53	$30

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

	Gross Amounts Recognized in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
Balance at September 30, 2013
Derivative Assets	29	5	24
Derivative Liabilities	53	5	48

Balance at December 31, 2012
Derivative Assets	22	7	15
Derivative Liabilities	30	7	23

Crown Holdings, Inc.

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 were:

	September 30, 2013	December 31, 2012
Derivatives in cash flow hedges:
Foreign exchange	$632	$471
Commodities	402	434
Derivatives in fair value hedges:
Foreign exchange	118	105
Derivatives not designated as hedges:
Foreign exchange	662	924

H.	Restructuring

The Company recorded restructuring charges as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
North America Food	$—	$1	$1	$2
European Food	13	1	14	2
European Beverage	2	—	2	—
Asia Pacific	—	3	1	3
Non-reportable segments	12	—	15	1
Corporate	6	2	8	2
	$33	$7	$41	$10

Restructuring charges by type are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Termination benefits	$31	$3	$31	$4
Other exit costs	2	3	10	5
Asset write-downs	—	1	—	1
	$33	$7	$41	$10

2011 European Division Headquarters Relocation

Through September 30, 2013, the Company incurred costs of $40 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Total
Balance at January 1, 2013	$—	$22	$22
Provisions	—	3	3
Payments	—	(7)	(7)
Foreign currency translation	—	1	1
Balance at September 30, 2013	$—	$19	$19

Crown Holdings, Inc.

Other exit costs represent the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay these costs over the next 2 years.

2012 European Food Actions

Through September 30, 2013, the Company incurred costs of $16 in connection with actions taken in 2012 to reduce manufacturing capacity and headcount in its European Food segment. These actions are expected to reduce headcount by approximately 165 and to eliminate approximately 7% of the business' capacity. The Company expects to incur future additional costs of $2 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $18. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2013	$18	$—	$18
Provisions	—	1	1
Payments	(6)	(1)	(7)
Foreign currency translation	—	—	—
Balance at September 30, 2013	$12	$—	$12

2011 and 2012 European Division Actions

Through September 30, 2013, the Company incurred costs of $67 in connection with actions taken in 2011 and 2012 to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. These actions combined are expected to reduce headcount by approximately 474 and to eliminate approximately 20% of the businesses' capacity. Due to the similar nature of these actions, they have been combined in the rollforward presented below. The Company currently expects to incur future additional costs of $3 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $70. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2013	$37	$—	$37
Provision	—	4	4
Payments	(17)	(4)	(21)
Foreign currency translation	—	—	—
Balance at September 30, 2013	$20	$—	$20

2013 European Division Actions

During the three and nine months ended September 30, 2013, the Company recorded a charge of $31 related to a cost-reduction initiative to better align costs with ongoing market conditions in its European operations, primarily in its food, aerosol and specialty packaging businesses. The action is expected to result in the reduction of approximately 235 employees when completed in 2014. The Company does not expect to incur any additional charges related to this action.

Crown Holdings, Inc.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2013	$—	$—	$—
Provision	31	—	31
Payments	—	—	—
Foreign currency translation	—	—	—
Balance at September 30, 2013	$31	$—	$31

I.	Debt
The Company’s outstanding debt was as follows.

	September 30, 2013	December 31, 2012
Short-term debt	$363	$261
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$436	$45
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2016	221	550
Euro (€110 at September 30, 2013) at EURIBOR plus 1.75% due 2016	149	362
Senior notes and debentures:
U.S. dollar 7.625% due 2017	—	400
Euro (€500 at September 30, 2013) 7.125% due 2018	676	659
U.S. dollar 6.25% due 2021	700	700
U.S. dollar 4.50% due 2023	1,000	—
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	296	283
Unamortized discounts	(2)	(9)
Total long-term debt	3,890	3,404
Less: current maturities	(172)	(115)
Total long-term debt, less current maturities	$3,718	$3,289

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $4,287 at September 30, 2013.

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

Crown Holdings, Inc.

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

During the nine months ended September 30, 2013, the Company paid $19 to settle outstanding claims and had claims activity as follows:

Beginning claims	51,000
New claims	3,000
Settlements or dismissals	(1,500)
Ending claims	52,500

Crown Holdings, Inc.

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

The outstanding claims in each period exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action against the Company. The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2013.

As of September 30, 2013, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $237, including $175 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2022. The Company’s accrual excludes potential costs for claims beyond 2022 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

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

The Company has also recorded aggregate accruals of $7 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. In the second quarter of 2013, in connection with a favorable arbitration ruling, the Company recorded a receivable of $3 for the recovery of certain remediation costs from a third party. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

The Company's Italian subsidiaries received assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. Based on discussions with the Italian tax authorities in the second quarter of 2013, the Company recognized pre-tax expense of $14 and $20 ($13 and $14 after-tax) for the three and six months ended June 30, 2013, within its Consolidated Statements of Operations to fully provide for an expected settlement. In the third quarter of 2013, the Company entered into a formal agreement with the Italian tax authorities to settle these matters for the amounts previously accrued.

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

At September 30, 2013, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $8. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 2013, the Company also had guarantees of $40 related to the residual values of leased assets.

Crown Holdings, Inc.

L.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net income attributable to Crown Holdings	$101	$325	$275	$528
Weighted average shares outstanding:
Basic	137.8	145.5	140.5	147.1
Add: dilutive stock options and restricted stock	1.4	2.3	1.4	2.3
Diluted	139.2	147.8	141.9	149.4
Basic earnings per share	$0.73	$2.23	$1.96	$3.59
Diluted earnings per share	$0.73	$2.20	$1.94	$3.53

For the three months ended September 30, 2013 and 2012, 0.4 million  and 0.1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the nine months ended September 30, 2013 and 2012, 0.8 million  and 0.1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

M.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits – U.S. Plans	2013	2012	2013	2012
Service cost	$4	$3	$11	$9
Interest cost	15	18	46	52
Expected return on plan assets	(25)	(24)	(74)	(70)
Recognized net loss	14	14	42	42
Net periodic cost	$8	$11	$25	$33

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits – Non-U.S. Plans	2013	2012	2013	2012
Service cost	$6	$7	$19	$21
Interest cost	36	37	103	113
Expected return on plan assets	(44)	(45)	(130)	(137)
Recognized prior service credit	(5)	(1)	(11)	—
Recognized net loss	18	15	52	43
Net periodic cost	$11	$13	$33	$40

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other Postretirement Benefits	2013	2012	2013	2012
Service cost	$1	$2	$3	$4
Interest cost	3	4	10	12
Recognized prior service credit	(14)	(11)	(34)	(33)
Recognized net loss	4	3	12	11
Net periodic cost	$(6)	$(2)	$(9)	$(6)

N.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
U.S. statutory rate at 35%	$68	$81	$174	$196
Tax on foreign income	(21)	(23)	(52)	(55)
Valuation allowance	(1)	45	—	48
Tax law changes	18	2	18	2
Other items, net	3	(216)	6	(219)
Income tax provision	$67	$(111)	$146	$(28)

Tax law changes for the three and nine months ended September 30, 2013 include charges of $9 to reduce the value of the Company's deferred tax assets due to a recently enacted reduction in U.K. corporate income tax rates and $9 to recognize the impact of a tax law change in Greece. In the third quarter of 2013, the government of Greece enacted a tax law change which eliminates a company's ability to maintain tax-free reserves as of January 1, 2015. The law is unclear whether tax-free reserves that remain undistributed at January 1, 2015 will be automatically subjected to taxation and the applicable rate, if any, that would apply. A Committee has been established to review the law and to provide interpretive guidance. Based on the Company’s current interpretation of the law, it has recognized a liability for potential taxation of its tax-free reserves. When additional guidance is issued, it is possible that the Company may be required to adjust its reserve.

Other items for the three and nine months ended September 30, 2012 include a net benefit of $169 primarily related to the recognition of previously unrecognized U.S. foreign tax credits. In the third quarter of 2012, the Company committed to a formal repatriation plan which allowed it to claim these credits on its 2012 income tax return and determined that it would amend its 2003 U.S. income tax return to claim foreign taxes paid as a credit rather than as a tax deduction.

Crown Holdings, Inc.

O.	Subsequent Events

On October 30, 2013, the Company entered into an agreement to acquire Mivisa Envases, S.A.U. (“Mivisa”), a leading Spanish manufacturer of two- and three-piece food cans and ends, from certain investment funds managed by affiliates of The Blackstone Group L.P., N+1 Mercapital and management, in a cash transaction valued at €1.2 billion ($1.6 billion at September 30, 2013). The acquisition, which is subject to review by the European Commission and other competition authorities, is expected to close during 2014. Mivisa, based in Murcia, Spain, currently operates ten manufacturing facilities, including six in Spain and one in Morocco primarily serving the vegetable, fruit, fish and meat segments. For its fiscal year ended June 30, 2013, Mivisa had sales of approximately €555 ($731 at September 30, 2013).

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

The tables below present information about operating segments for the three and nine months ended September 30, 2013 and 2012:

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Americas Beverage	$583	$574	$1,717	$1,701
North America Food	249	259	652	672
European Beverage	481	451	1,344	1,285
European Food	543	547	1,349	1,383
Asia Pacific	300	246	877	720
Total reportable segments	2,156	2,077	5,939	5,761
Non-reportable segments	233	225	646	672
Total	$2,389	$2,302	$6,585	$6,433

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, the Company's specialty packaging business in Europe and the Company's tooling and equipment operations in the U.S. and United Kingdom.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Americas Beverage	$18	$18	$56	$65
North America Food	2	1	8	6
European Beverage	4	—	5	12
European Food	20	24	61	79
Asia Pacific	—	—	—	—
Total reportable segments	44	43	130	162
Non-reportable segments	27	39	84	95
Total	$71	$82	$214	$257

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Crown Holdings, Inc.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Americas Beverage	$83	$82	$244	$229
North America Food	26	44	98	117
European Beverage	82	68	211	174
European Food	63	64	134	151
Asia Pacific	32	36	100	102
Total reportable segments	$286	$294	$787	$773

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three and nine months ended September 30, 2013 and 2012 follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Segment income of reportable segments	$286	$294	$787	$773
Segment income of non-reportable segments	31	32	84	84
Corporate and unallocated items	(36)	(49)	(122)	(149)
Provision for restructuring	(33)	(7)	(41)	(10)
Asset impairments and sales	2	14	2	24
Loss from early extinguishments of debt	—	—	(38)	—
Interest expense	(58)	(57)	(179)	(170)
Interest income	1	2	4	5
Foreign exchange	2	2	—	4
Income before income taxes and equity earnings	$195	$231	$497	$561

For the nine months ended September 30, 2013 and 2012, intercompany profit of $2 and $1 was eliminated within segment income of non-reportable segments.

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Crown Holdings, Inc.

Q.	Condensed Combining Financial Information
Crown European Holdings SA (Issuer), a wholly owned subsidiary of the Company, has €500 ($676 at September 30, 2013) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands.
The following condensed combining financial statements:
•statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012,
•balance sheets as of September 30, 2013 and December 31, 2012, and
•statements of cash flows for the nine months ended September 30, 2013 and 2012 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,174	$1,215		$2,389
Cost of products sold, excluding depreciation and amortization			948	1,013		1,961
Depreciation and amortization			14	20		34
Gross profit			212	182		394
Selling and administrative expense			83	30		113
Provision for restructuring			28	5		33
Asset impairments and sales			(2)			(2)
Net interest expense		$12	32	13		57
Technology royalty			(14)	14		—
Foreign exchange			(1)	(1)		(2)
Income/(loss) before income taxes		(12)	86	121		195
Provision for / (benefit from) income taxes			39	28		67
Equity earnings / (loss) in affiliates	$101	37	54		$(193)	(1)
Net income	101	25	101	93	(193)	127
Net income attributable to noncontrolling interests				(26)		(26)
Net income attributable to Crown Holdings	$101	$25	$101	$67	$(193)	$101

Comprehensive income	$152	$53	$152	$124	$(300)	$181
Comprehensive income attributable to noncontrolling interests				(29)		(29)
Comprehensive income attributable to Crown Holdings	$152	$53	$152	$95	$(300)	$152

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,223	$1,079		$2,302
Cost of products sold, excluding depreciation and amortization			987	900		1,887
Depreciation and amortization			20	26		46
Gross profit		—	216	153		369
Selling and administrative expense			73	19		92
Provision for restructuring			5	2		7
Asset impairments and sales				(14)		(14)
Net interest expense		$10	34	11		55
Technology royalty			(11)	11		—
Foreign exchange			(1)	(1)		(2)
Income/(loss) before income taxes		(10)	116	125	—	231
Provision for / (benefit from) income taxes		15	(140)	14		(111)
Equity earnings / (loss) in affiliates	$325	85	69		$(477)	2
Net income	325	60	325	111	(477)	344
Net income attributable to noncontrolling interests				(19)		(19)
Net income attributable to Crown Holdings	$325	$60	$325	$92	$(477)	$325

Comprehensive income	$396	$108	$396	$156	$(634)	$422
Comprehensive income attributable to noncontrolling interests				(26)		(26)
Comprehensive income attributable to Crown Holdings	$396	$108	$396	$130	$(634)	$396

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$3,302	$3,283		$6,585
Cost of products sold, excluding depreciation and amortization			2,653	2,766		5,419
Depreciation and amortization			38	60		98
Gross profit			611	457		1,068
Selling and administrative expense		$(2)	244	77		319
Provision for restructuring			34	7		41
Asset impairments and sales			(2)			(2)
Loss from early extinguishments of debt		1	37			38
Net interest expense		39	96	40		175
Technology royalty			(32)	32		—
Foreign exchange			2	(2)		—
Income/(loss) before income taxes		(38)	232	303		497
Provision for / (benefit from) income taxes			79	67		146
Equity earnings / (loss) in affiliates	$275	98	122		$(497)	(2)
Net income	275	60	275	236	(497)	349
Net income attributable to noncontrolling interests				(74)		(74)
Net income attributable to Crown Holdings	$275	$60	$275	$162	$(497)	$275

Comprehensive income	$324	$70	$324	$231	$(552)	$397
Comprehensive income attributable to noncontrolling interests				(73)		(73)
Comprehensive income attributable to Crown Holdings	$324	$70	$324	$158	$(552)	$324

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$3,500	$2,933		$6,433
Cost of products sold, excluding depreciation and amortization			2,870	2,434		5,304
Depreciation and amortization			58	75		133
Gross profit		—	572	424		996
Selling and administrative expense		$(1)	223	66		288
Provision for restructuring			7	3		10
Asset impairments and sales			(1)	(23)		(24)
Net interest expense		38	97	30		165
Technology royalty			(30)	30		—
Foreign exchange			(1)	(3)		(4)
Income/(loss) before income taxes		(37)	277	321	—	561
Provision for / (benefit from) income taxes		15	(86)	43		(28)
Equity earnings / (loss) in affiliates	$528	199	165		$(890)	2
Net income	528	147	528	278	(890)	591
Net income attributable to noncontrolling interests				(63)		(63)
Net income attributable to Crown Holdings	$528	$147	$528	$215	$(890)	$528

Comprehensive income	$633	$212	$633	$315	$(1,092)	$701
Comprehensive income attributable to noncontrolling interests				(68)		(68)
Comprehensive income attributable to Crown Holdings	$633	$212	$633	$247	$(1,092)	$633

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of September 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$140	$96		$236
Receivables, net		$1	399	1,059		1,459
Intercompany receivables		2	99	48	$(149)
Inventories			615	716		1,331
Prepaid expenses and other current assets	$1	19	122	76		218
Total current assets	1	22	1,375	1,995	(149)	3,244

Intercompany debt receivables		1,626	3,743	676	(6,045)
Investments	1,074	4,036	(284)		(4,826)
Goodwill			1,429	581		2,010
Property, plant and equipment, net			625	1,462		2,087
Other non-current assets		21	596	74		691
Total	$1,075	$5,705	$7,484	$4,788	$(11,020)	$8,032

Liabilities and equity
Current liabilities
Short-term debt		$1	$13	$349		$363
Current maturities of long-term debt		37	55	80		172
Accounts payable and accrued liabilities	$15	17	1,052	1,091		2,175
Intercompany payables			48	101	$(149)
Total current liabilities	15	55	1,168	1,621	(149)	2,710

Long-term debt, excluding current maturities		1,096	2,406	216		3,718
Long-term intercompany debt	1,166	2,331	1,620	928	(6,045)
Postretirement and pension liabilities			964	20		984
Other non-current liabilities		8	252	185		445
Commitments and contingent liabilities
Noncontrolling interests				281		281
Crown Holdings shareholders’ equity/(deficit)	(106)	2,215	1,074	1,537	(4,826)	(106)
Total equity/(deficit)	(106)	2,215	1,074	1,818	(4,826)	175
Total	$1,075	$5,705	$7,484	$4,788	$(11,020)	$8,032

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$134	$216		$350
Receivables, net			274	783		1,057
Intercompany receivables		$2	41	32	$(75)
Inventories			582	584		1,166
Prepaid expenses and other current assets	$1	14	123	39		177
Total current assets	1	16	1,154	1,654	(75)	2,750

Intercompany debt receivables		1,578	3,141	492	(5,211)
Investments	749	3,839	(278)		(4,310)
Goodwill			1,429	569		1,998
Property, plant and equipment, net			610	1,385		1,995
Other non-current assets		24	658	65		747
Total	$750	$5,457	$6,714	$4,165	$(9,596)	$7,490

Liabilities and equity
Current liabilities
Short-term debt		$2		$259		$261
Current maturities of long-term debt		18	$28	69		115
Accounts payable and accrued liabilities	$18	21	1,097	1,006		2,142
Intercompany payables			32	43	$(75)
Total current liabilities	18	41	1,157	1,377	(75)	2,518

Long-term debt, excluding current maturities		1,003	2,073	213		3,289
Long-term intercompany debt	894	2,264	1,340	713	(5,211)
Postretirement and pension liabilities			1,079	19		1,098
Other non-current liabilities		8	316	138		462
Commitments and contingent liabilities
Noncontrolling interests				285		285
Crown Holdings shareholders’ equity/(deficit)	(162)	2,141	749	1,420	(4,310)	(162)
Total equity/(deficit)	(162)	2,141	749	1,705	(4,310)	123
Total	$750	$5,457	$6,714	$4,165	$(9,596)	$7,490

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$13	$(46)	$(137)	$46		$(124)
Cash flows from investing activities
Capital expenditures			(52)	(129)		(181)
Insurance proceeds				8		8
Change in restricted cash				(5)		(5)
Proceeds from sale of property, plant and equipment			4	2		6
Intercompany investing activities		(39)	83		$(44)	—
Other			10	(16)		(6)
Net cash provided by/(used for) investing activities	—	(39)	45	(140)	(44)	(178)
Cash flows from financing activities
Proceeds from long-term debt			1,000	63		1,063
Payments of long-term debt		(217)	(729)	(52)		(998)
Net change in revolving credit facility and short-term debt		298	98	88		484
Debt issue costs			(15)			(15)
Net change in long-term intercompany balances	271	1	(268)	(4)		—
Capital contribution				39	(39)	—
Common stock issued	16					16
Common stock repurchased	(300)					(300)
Dividends paid				(83)	83
Purchase of noncontrolling interests				(13)		(13)
Dividends paid to noncontrolling interests				(65)		(65)
Other		3	12			15
Net cash provided by/(used for) financing activities	(13)	85	98	(27)	44	187
Effect of exchange rate changes on cash and cash equivalents				1		1
Net change in cash and cash equivalents	—	—	6	(120)	—	(114)
Cash and cash equivalents at January 1			134	216		350
Cash and cash equivalents at September 30	$—	$—	$140	$96	$—	$236

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$11	$(47)	$(21)	$(60)		$(117)
Cash flows from investing activities
Capital expenditures			(43)	(171)		(214)
Insurance proceeds				33		33
Change in restricted cash				(24)		(24)
Proceeds from sale of property, plant and equipment			3			3
Intercompany investing activities		35	71		$(106)	—
Other				(3)		(3)
Net cash provided by/(used for) investing activities		35	31	(165)	(106)	(205)
Cash flows from financing activities
Proceeds from long-term debt				49		49
Payments of long-term debt				(45)		(45)
Net change in revolving credit facility and short-term debt		7	294	169		470
Net change in long-term intercompany balances	189	(3)	(256)	70		—
Common stock issued	7					7
Common stock repurchased	(207)					(207)
Dividends paid			(34)	(72)	106	—
Dividends paid to noncontrolling interests				(50)		(50)
Other		8	(14)			(6)
Net cash provided by/(used for) financing activities	(11)	12	(10)	121	106	218
Effect of exchange rate changes on cash and cash equivalents				2		2
Net change in cash and cash equivalents	—	—	—	(102)	—	(102)
Cash and cash equivalents at January 1			54	288		342
Cash and cash equivalents at September 30	$—	$—	$54	$186	$—	$240

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt.

The following condensed combining financial statements:
•statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012,
•balance sheets as of September 30, 2013 and December 31, 2012, and
•statements of cash flows for the nine months ended September 30, 2013 and 2012 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,389		$2,389
Cost of products sold, excluding depreciation and amortization			1,961		1,961
Depreciation and amortization			34		34
Gross profit		—	394		394
Selling and administrative expense		$2	111		113
Provision for restructuring			33		33
Asset impairments and sales		(2)			(2)
Net interest expense		26	31		57
Foreign exchange			(2)		(2)
Income/(loss) before income taxes		(26)	221	—	195
Provision for / (benefit from) income taxes		1	66		67
Equity earnings / (loss) in affiliates	$101	128		$(230)	(1)
Net income	101	101	155	(230)	127
Net income attributable to noncontrolling interests			(26)		(26)
Net income attributable to Crown Holdings	$101	$101	$129	$(230)	$101

Comprehensive income	$152	$152	$209	$(332)	$181
Comprehensive income attributable to noncontrolling interests			(29)		(29)
Comprehensive income attributable to Crown Holdings	$152	$152	$180	$(332)	$152

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,302		$2,302
Cost of products sold, excluding depreciation and amortization			1,887		1,887
Depreciation and amortization			46		46
Gross profit			369		369
Selling and administrative expense		$2	90		92
Provision for restructuring			7		7
Asset impairments and sales			(14)		(14)
Net interest expense		23	32		55
Foreign exchange			(2)		(2)
Income/(loss) before income taxes		(25)	256		231
Provision for / (benefit from) income taxes		(96)	(15)		(111)
Equity earnings / (loss) in affiliates	$325	254	2	$(579)	2
Net income	325	325	273	(579)	344
Net income attributable to noncontrolling interests			(19)		(19)
Net income attributable to Crown Holdings	$325	$325	$254	$(579)	$325

Comprehensive income	$396	$396	$351	$(721)	$422
Comprehensive income attributable to noncontrolling interests			(26)		(26)
Comprehensive income attributable to Crown Holdings	$396	$396	$325	$(721)	$396

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME

For the nine months ended September 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,585		$6,585
Cost of products sold, excluding depreciation and amortization		$(16)	5,435		5,419
Depreciation and amortization			98		98
Gross profit	—	16	1,052	—	1,068
Selling and administrative expense		3	316		319
Provision for restructuring			41		41
Asset impairments and sales		(2)			(2)
Loss from early extinguishment of debt			38		38
Net interest expense		77	98		175
Income/(loss) before income taxes		(62)	559		497
Provision for / (benefit from) income taxes			146		146
Equity earnings / (loss) in affiliates	$275	337		$(614)	(2)
Net income	275	275	413	(614)	349
Net income attributable to noncontrolling interests			(74)		(74)
Net income attributable to Crown Holdings	$275	$275	$339	$(614)	$275

Comprehensive income	$324	$324	$461	$(712)	$397
Comprehensive income attributable to noncontrolling interests			(73)		(73)
Comprehensive income attributable to Crown Holdings	$324	$324	$388	$(712)	$324

Crown Holdings, Inc.

CONDENSED CO\MBINING STATEMENT OF COMPREHENSIVE INCOME

For the nine months ended September 30, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net Sales			$6,433		$6,433
Cost of products sold, excluding depreciation and amortization			5,304		5,304
Depreciation and amortization			133		133
Gross profit			996		996
Selling and administrative expense		$7	281		288
Provision for restructuring			10		10
Asset impairments and sales			(24)		(24)
Net interest expense		68	97		165
Foreign exchange			(4)		(4)
Income/(loss) before income taxes		(75)	636		561
Provision for / (benefit from) income taxes		(103)	75		(28)
Equity earnings / (loss) in affiliates	$528	500	2	$(1,028)	2
Net income	528	528	563	(1,028)	591
Net income attributable to noncontrolling interests			(63)		(63)
Net income attributable to Crown Holdings	$528	$528	$500	$(1,028)	$528

Comprehensive income	$633	$633	$673	$(1,238)	$701
Comprehensive income attributable to noncontrolling interests			(68)		(68)
Comprehensive income attributable to Crown Holdings	$633	$633	$605	$(1,238)	$633

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$236		$236
Receivables, net		$1	1,458		1,459
Inventories			1,331		1,331
Prepaid expenses and other current assets	$1	80	137		218
Total current assets	1	81	3,162		3,244

Intercompany debt receivables			2,058	$(2,058)
Investments	1,074	2,099		(3,173)
Goodwill			2,010		2,010
Property, plant and equipment, net			2,087		2,087
Other non-current assets		501	190		691
Total	$1,075	$2,681	$9,507	$(5,231)	$8,032

Liabilities and equity
Current liabilities
Short-term debt			$363		$363
Current maturities of long-term debt			172		172
Accounts payable and accrued liabilities	$15	$35	2,125		2,175
Total current liabilities	15	35	2,660		2,710

Long-term debt, excluding current maturities		412	3,306		3,718
Long-term intercompany debt	1,166	892		$(2,058)
Postretirement and pension liabilities			984		984
Other non-current liabilities		268	177		445
Commitments and contingent liabilities
Noncontrolling interests			281		281
Crown Holdings shareholders’ equity/(deficit)	(106)	1,074	2,099	(3,173)	(106)
Total equity/(deficit)	(106)	1,074	2,380	(3,173)	175
Total	$1,075	$2,681	$9,507	$(5,231)	$8,032

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provide by/(used for) operating activities	$13	$(86)	$(51)		$(124)
Cash flows from investing activities
Capital expenditures			(181)		(181)
Insurance proceeds			8		8
Change in restricted cash			(5)		(5)
Proceeds from sale of property, plant and equipment			6		6
Intercompany investing activities		56		$(56)	—
Other		10	(16)		(6)
Net cash provided by/(used for) investing activities	—	66	(188)	(56)	(178)
Cash flows from financing activities
Proceeds from long-term debt			1,063		1,063
Payments of long-term debt			(998)		(998)
Net change in revolving credit facility and short-term debt			484		484
Debt issue costs			(15)		(15)
Net change in long-term intercompany balances	271	20	(291)		—
Common stock issued	16				16
Common stock repurchased	(300)				(300)
Dividends paid			(56)	56
Purchase of noncontrollling interests			(13)		(13)
Dividend paid to noncontrolling interests			(65)		(65)
Other			15		15
Net cash provided by/(used for) financing activities	(13)	20	124	56	187
Effect of exchange rate changes on cash and cash equivalents			1		1
Net change in cash and cash equivalents	—	—	(114)	—	(114)
Cash and cash equivalents at January 1			350		350
Cash and cash equivalents at September 30	$—	$—	$236	$—	$236

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$11	$(157)	$29		$(117)
Cash flows from investing activities
Capital expenditures			(214)		(214)
Insurance proceeds			33		33
Change in restricted cash			(24)		(24)
Proceeds from sale of property, plant and equipment			3		3
Intercompany investing activities		57		$(57)	—
Other			(3)		(3)
Net cash provided by/(used for) investing activities		57	(205)	(57)	(205)
Cash flows from financing activities
Proceeds from long-term debt			49		49
Payments of long-term debt			(45)		(45)
Net change in revolving credit facility and short-term debt			470		470
Net change in long-term intercompany balances	189	100	(289)		—
Common stock issued	7				7
Common stock repurchased	(207)				(207)
Dividends paid			(57)	57	—
Dividend paid to noncontrolling interests			(50)		(50)
Other			(6)		(6)
Net cash provided by/(used for) financing activities	(11)	100	72	57	218
Effect of exchange rate changes on cash and cash equivalents			2		2
Net change in cash and cash equivalents	—	—	(102)	—	(102)
Cash and cash equivalents at January 1			342		342
Cash and cash equivalents at September 30	$—	$—	$240	$—	$240

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012,

•	balance sheets as of September 30, 2013 and December 31, 2012, and

•	statements of cash flows for the nine months ended September 30, 2013 and 2012 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$595	$1,794		$2,389
Cost of products sold, excluding depreciation and amortization		$(1)	468	1,494		1,961
Depreciation and amortization			9	25		34
Gross profit		1	118	275		394
Selling and administrative expense		3	51	59		113
Provision for restructuring				33		33
Asset impairments and sales			(2)			(2)
Net interest expense		11	22	24		57
Technology royalty			(16)	16
Foreign exchange				(2)		(2)
Income/(loss) before income taxes		(13)	63	145		195
Provision for / (benefit from) income taxes		(5)	32	40		67
Equity earnings / (loss) in affiliates	$101	65	70		$(237)	(1)
Net income	101	57	101	105	(237)	127
Net income attributable to noncontrolling interests				(26)		(26)
Net income attributable to Crown Holdings	$101	$57	$101	$79	$(237)	$101

Comprehensive income	$152	$61	$152	$157	$(341)	$181
Comprehensive income attributable to noncontrolling interests				(29)		(29)
Comprehensive income attributable to Crown Holdings	$152	$61	$152	$128	$(341)	$152

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$606	$1,696		$2,302
Cost of products sold, excluding depreciation and amortization		$1	479	1,407		1,887
Depreciation and amortization			10	36		46
Gross profit		(1)	117	253		369
Selling and administrative expense		2	31	59		92
Provision for restructuring			1	6		7
Asset impairments and sales				(14)		(14)
Net interest expense		13	22	20		55
Technology royalty			(13)	13
Foreign exchange				(2)		(2)
Income/(loss) before income taxes		(16)	76	171		231
Provision for / (benefit from) income taxes		(6)	(139)	34		(111)
Equity earnings / (loss) in affiliates	$325	196	110		$(629)	2
Net income	325	186	325	137	(629)	344
Net income attributable to noncontrolling interests				(19)		(19)
Net income attributable to Crown Holdings	$325	$186	$325	$118	$(629)	$325

Comprehensive income	$396	$187	$396	$203	$(760)	$422
Comprehensive income attributable to noncontrolling interests				(26)		(26)
Comprehensive income attributable to Crown Holdings	$396	$187	$396	$177	$(760)	$396

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,709	$4,876		$6,585
Cost of products sold, excluding depreciation and amortization		$(1)	1,331	4,089		5,419
Depreciation and amortization			22	76		98
Gross profit		1	356	711		1,068
Selling and administrative expense		7	122	190		319
Provision for restructuring			4	37		41
Asset impairments and sales			(2)			(2)
Loss from early extinguishment of debt		37		1		38
Net interest expense		35	68	72		175
Technology royalty			(38)	38
Income/(loss) before income taxes		(78)	202	373		497
Provision for / (benefit from) income taxes		(30)	99	77		146
Equity earnings / (loss) in affiliates	$275	189	172		$(638)	(2)
Net income	275	141	275	296	(638)	349
Net income attributable to noncontrolling interests				(74)		(74)
Net income attributable to Crown Holdings	$275	$141	$275	$222	$(638)	$275

Comprehensive income	$324	$152	$324	$335	$(738)	$397
Comprehensive income attributable to noncontrolling interests				(73)		(73)
Comprehensive income attributable to Crown Holdings	$324	$152	$324	$262	$(738)	$324

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,746	$4,687		$6,433
Cost of products sold, excluding depreciation and amortization		$1	1,392	3,911		5,304
Depreciation and amortization			30	103		133
Gross profit		(1)	324	673		996
Selling and administrative expense		5	102	181		288
Provision for restructuring			2	8		10
Asset impairments and sales			(1)	(23)		(24)
Net interest expense		39	67	59		165
Technology royalty			(33)	33
Foreign exchange				(4)		(4)
Income/(loss) before income taxes		(45)	187	419		561
Provision for / (benefit from) income taxes		(17)	(84)	73		(28)
Equity earnings / (loss) in affiliates	$528	312	257		$(1,095)	2
Net income	528	284	528	346	(1,095)	591
Net income attributable to noncontrolling interests				(63)		(63)
Net income attributable to Crown Holdings	$528	$284	$528	$283	$(1,095)	$528

Comprehensive income	$633	$292	$633	$437	$(1,294)	$701
Comprehensive income attributable to noncontrolling interests				(68)		(68)
Comprehensive income attributable to Crown Holdings	$633	$292	$633	$369	$(1,294)	$633

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$21	—	$215		$236
Receivables, net			$9	1,450		1,459
Intercompany receivables			42	27	$(69)
Inventories			283	1,048		1,331
Prepaid expenses and other current assets	$1	1	88	128		218
Total current assets	1	22	422	2,868	(69)	3,244

Intercompany debt receivables		1,642	1,841	24	(3,507)
Investments	1,074	1,740	759		(3,573)
Goodwill			453	1,557		2,010
Property, plant and equipment, net		1	307	1,779		2,087
Other non-current assets		28	478	185		691
Total	$1,075	$3,433	$4,260	$6,413	$(7,149)	$8,032

Liabilities and equity
Current liabilities
Short-term debt				$363		$363
Current maturities of long-term debt		$55		117		172
Accounts payable and accrued liabilities	$15	25	$350	1,785		2,175
Intercompany payables			27	42	$(69)
Total current liabilities	15	80	377	2,307	(69)	2,710

Long-term debt, excluding current maturities		1,951	412	1,355		3,718
Long-term intercompany debt	1,166	536	1,611	194	(3,507)
Postretirement and pension liabilities			519	465		984
Other non-current liabilities			267	178		445
Commitments and contingent liabilities
Noncontrolling interests				281		281
Crown Holdings shareholders’ equity/(deficit)	(106)	866	1,074	1,633	(3,573)	(106)
Total equity/(deficit)	(106)	866	1,074	1,914	(3,573)	175
Total	$1,075	$3,433	$4,260	$6,413	$(7,149)	$8,032

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$27	$1	$322		$350
Receivables, net		2	14	1,041		1,057
Intercompany receivables			7	17	$(24)
Inventories			282	884		1,166
Prepaid expenses and other current assets	$1	1	92	83		177
Total current assets	1	30	396	2,347	(24)	2,750

Intercompany debt receivables		1,530	1,483	279	(3,292)
Investments	749	1,560	606		(2,915)
Goodwill			453	1,545		1,998
Property, plant and equipment, net		1	308	1,686		1,995
Other non-current assets		26	529	192		747
Total	$750	$3,147	$3,775	$6,049	$(6,231)	$7,490

Liabilities and equity
Current liabilities
Short-term debt				$261		$261
Current maturities of long-term debt		$28		87		115
Accounts payable and accrued liabilities	$18	33	$317	1,774		2,142
Intercompany payables			17	7	$(24)
Total current liabilities	18	61	334	2,129	(24)	2,518

Long-term debt, excluding current maturities		1,616	412	1,261		3,289
Long-term intercompany debt	894	756	1,447	195	(3,292)	—
Postretirement and pension liabilities			545	553		1,098
Other non-current liabilities			288	174		462
Commitments and contingent liabilities
Noncontrolling interests				285		285
Crown Holdings shareholders’ equity/(deficit)	(162)	714	749	1,452	(2,915)	(162)
Total equity/(deficit)	(162)	714	749	1,737	(2,915)	123
Total	$750	$3,147	$3,775	$6,049	$(6,231)	$7,490

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$13	$(35)	$140	$(242)		$(124)
Cash flows from investing activities
Capital expenditures			(23)	(158)		(181)
Insurance proceeds				8		8
Change in restricted cash				(5)		(5)
Proceeds from sale of property, plant and equipment			4	2		6
Intercompany investing activities		20	61		$(81)
Other			10	(16)		(6)
Net cash provided by/(used for) investing activities		20	52	(169)	(81)	(178)
Cash flows from financing activities
Proceeds from long-term debt		1,000		63		1,063
Payments of long-term debt		(729)		(269)		(998)
Net change in revolving credit facility and short-term debt		85		399		484
Debt issue costs		(15)				(15)
Net change in long-term intercompany balances	271	(332)	(193)	254
Common stock issued	16					16
Common stock repurchased	(300)					(300)
Dividends paid				(81)	81
Purchase of noncontrolling interests				(13)		(13)
Dividends paid to noncontrolling interests				(65)		(65)
Other				15		15
Net cash provided by/(used for) financing activities	(13)	9	(193)	303	81	187
Effect of exchange rate changes on cash and cash equivalents				1		1
Net change in cash and cash equivalents	—	(6)	(1)	(107)	—	(114)
Cash and cash equivalents at January 1		27	1	322		350
Cash and cash equivalents at September 30	$—	$21	$—	$215	$—	$236

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$11	$(28)	$164	$(264)		$(117)
Cash flows from investing activities
Capital expenditures			(21)	(193)		(214)
Insurance Proceeds				33		33
Change in restricted cash				(24)		(24)
Proceeds from sale of property, plant and equipment			1	2		3
Intercompany investing activities		10	57		$(67)	—
Other				(3)		(3)
Net cash provided by/(used for) investing activities	—	10	37	(185)	(67)	(205)
Cash flows from financing activities
Proceeds from long-term debt				49		49
Payments of long-term debt				(45)		(45)
Net change in revolving credit facility and short-term debt		287		183		470
Net change in long-term intercompany balances	189	(272)	(201)	284		—
Common stock issued	7					7
Common stock repurchased	(207)					(207)
Dividends paid				(67)	67
Dividends paid to noncontrolling interests				(50)		(50)
Other				(6)		(6)
Net cash provided by/(used for) financing activities	(11)	15	(201)	348	67	218
Effect of exchange rate changes on cash and cash equivalents				2		2
Net change in cash and cash equivalents	—	(3)	—	(99)	—	(102)
Cash and cash equivalents at January 1		21	1	320		342
Cash and cash equivalents at September 30	$—	$18	$1	$221	$—	$240

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2013 compared to 2012 and changes in financial condition and liquidity from December 31, 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In recent years, the Company has expanded its beverage can businesses in Asia, Brazil and Eastern Europe in response to increased unit volume demand driven by increased per capita incomes and consumption, combined with a shift in packaging mix to two-piece aluminum beverage cans from other packages. In the first quarter of 2013, the Company commercialized second beverage can lines in Putian, China and Bangi, Malaysia. In the second quarter of 2013, the Company commercialized new beverage can plants in Danang, Vietnam and Bangkok, Thailand; and in July , the Company began production at its new plant in Sihanoukville, Cambodia. In addition, the Company has begun construction on a new facility in northern Brazil in the city of Teresina and expects to begin commercial shipments in the first quarter of 2014. There can be no assurance, however, that the Company will be able to implement its expansion plans according to schedule or at all. The Company continuously monitors these markets and, where necessary, may adjust capital deployment based on economic developments and market-by-market conditions.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net sales	$2,389	$2,302	$6,585	$6,433
Beverage cans and ends as a percentage of net sales	53%	52%	55%	55%
Food cans and ends as a percentage of net sales	30%	32%	28%	29%

Three months ended September 30, 2013 compared to 2012

Net sales increased primarily due to increased global beverage can volumes and $26 from the impact of foreign currency translation, partially offset by the pass-through of lower raw material costs.

Nine months ended September 30, 2013 compared to 2012

Net sales increased primarily due to increased global beverage can volumes and $39 from the impact of foreign currency translation, partially offset by the pass-through of lower raw material costs.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns, commonly referred to as “bottle caps”, and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced slightly declining volumes in recent years. In Brazil, the Company's sales unit volumes have increased in recent years primarily due to market growth. The Company recently began construction on a new facility in northern Brazil and expects to begin commercial shipments in the first quarter of 2014.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net sales	$583	$574	$1,717	$1,701
Segment income	83	82	244	229

Three months ended September 30, 2013 compared to 2012

Net sales increased primarily due to $16 from higher sales unit volumes in Brazil, Colombia and Mexico offsetting lower volumes in North America, partially offset by $4 from the pass-through of lower raw material costs and $3 from the impact of foreign currency translation. The higher sales unit volumes were primarily in Brazil resulting from recent capacity additions in response to the country's growing middle class and increasing disposable income and its shift in packaging mix to two-piece aluminum beverage cans from other packages.

Segment income increased primarily due to higher sales unit volumes described above and $3 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment, partially offset by a benefit from reduced post-employment benefits in 2012 that did not recur in 2013.

Nine months ended September 30, 2013 compared to 2012

Net sales increased primarily due to $22 from higher sales unit volumes in Brazil, Colombia and Mexico offsetting lower volumes in North America, partially offset by $4 from the pass-through of lower raw material costs and $2 from the impact of foreign currency translation. The higher sales unit volumes were primarily in Brazil resulting from recent

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

capacity additions in response to the country's growing middle class and increasing disposable income and its shift in packaging mix to two-piece aluminum beverage cans from other packages.

Segment income increased primarily due to higher sales unit volumes described above and $9 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net sales	$249	$259	$652	$672
Segment income	26	44	98	117

Three months ended September 30, 2013 compared to 2012

Net sales decreased primarily due to unfavorable sales unit volume mix.

Segment income decreased primarily due to a charge of $18 to record a reserve against an outstanding customer receivable balance which based upon available information the Company believes will be uncollectible following the customer filing for bankruptcy in October 2013.

Nine months ended September 30, 2013 compared to 2012

Net sales decreased primarily due to a 1% decline in sales unit volumes and unfavorable sales unit volume mix.

Segment income decreased primarily due to a charge of $18 to record a reserve against an outstanding customer receivable balance which based upon available information the Company believes will be uncollectible following the customer filing for bankruptcy in October 2013 and $6 from lower sales unit volumes, partially offset by efficiency improvements and $3 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

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

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net sales	$481	$451	$1,344	$1,285
Segment income	82	68	211	174

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended September 30, 2013 compared to 2012

Net sales increased primarily due to 5% higher sales unit volumes most notably in Turkey. The increase in Turkey is primarily attributable to the Company's new plant in Osmaniye, Turkey which began commercial operations in the second quarter of 2012.

Segment income increased primarily due to $7 from higher sales unit volumes, $4 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment and from improved cost performance.

Nine months ended September 30, 2013 compared to 2012

Net sales increased primarily due to 5% higher sales unit volumes most notably in Turkey. The increase in Turkey is primarily attributable to the Company's new plant in Osmaniye, Turkey which began commercial operations in the second quarter of 2012.

Segment income increased primarily due to $13 from higher sales unit volumes, $13 from improved cost performance including operational efficiencies in Slovakia and Turkey and $2 from reduced post-employment benefits, and $10 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net sales	$543	$547	$1,349	$1,383
Segment income	63	64	134	151

Three months ended September 30, 2013 compared to 2012

Net sales decreased primarily due to $20 from lower selling prices reflecting the pass-through of lower material costs and the impact of competitive price compression and $5 from lower sales unit volumes from lower consumer spending, partially offset by $21 from the impact of foreign currency translation.

Segment income decreased primarily due to $12 from the impact of competitive price compression and unfavorable sales unit volume mix, partially offset by $7 from improved cost performance including the benefits of recent restructuring and $3 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment.

Nine months ended September 30, 2013 compared to 2012

Net sales decreased primarily due to $48 from lower selling prices reflecting the pass-through of lower material costs and the impact of competitive price compression and $11 from unfavorable sales unit volume mix, partially offset by $25 from the impact of foreign currency translation.

Segment income decreased primarily due to the impact of competitive price compression, $7 from unfavorable sales unit volume mix and a charge of $11 to record a reserve against a portion of an outstanding customer receivable balance, partially offset by improved cost performance and $8 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment. The receivable reserve was triggered in the second quarter by the customer filing for bankruptcy protection. As of September 30, 2013, the Company's net receivable from the customer

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

was $35. If the Company's expectations with respect to collectability were to change, the Company may need to record an additional charge in the future that could be material.

Asia Pacific

The Company's Asia Pacific segment consists of beverage and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the Company's beverage can businesses in Asia have experienced significant growth. For the three and nine months ended September 30, 2013, sales of beverage cans and ends accounted for 75% of Asia Pacific's sales.

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

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net sales	$300	$246	$877	$720
Segment income	32	36	100	102

Three months ended September 30, 2013 compared to 2012

Net sales increased primarily due to $39 from higher sales unit volumes, primarily beverage can sales, and $23 from the acquisition of Superior in the fourth quarter of 2012 partially offset by lower selling prices primarily due to the pass-through of lower raw material costs.

Segment income decreased as the impact of higher beverage can sales unit volumes was offset by higher start-up costs and lower manufacturing efficiencies associated with recent capacity expansion.

Nine months ended September 30, 2013 compared to 2012

Net sales increased primarily due to $85 from higher sales unit volumes, primarily beverage can sales, $87 from the acquisition of Superior in the fourth quarter of 2012 and $11 from the impact of foreign currency translation partially offset by lower selling prices primarily due to the pass-through of lower raw material costs.

Segment income decreased as the impact of higher beverage can sales unit volumes and $5 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment was offset by higher start-up costs and lower manufacturing efficiencies associated with recent capacity expansion.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net sales	$233	$225	$646	$672
Segment income	31	32	84	84

Three months ended September 30, 2013 compared to 2012

Net sales increased primarily due to higher beverage equipment sales to can manufacturers which offset lower sales in the Company's European specialty packaging business and its global aerosol businesses.

Segment income decreased primarily due to lower sales in the Company's European specialty packaging business partially offset by higher beverage equipment sales to can manufacturers.

Nine months ended September 30, 2013 compared to 2012

Net sales decreased primarily due to lower sales in the Company's European specialty packaging and aerosol businesses.

Segment income remained unchanged as the impact of lower sales in the Company's European specialty packaging and aerosol businesses was offset by the benefits of recent restructuring.

Corporate and Unallocated Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Corporate and unallocated expense	$(36)	$(49)	$(122)	$(149)

For the three months ended September 30, 2013 compared to 2012, corporate and unallocated expense decreased primarily due to $5 from lower pension expense, $5 from lower hedge ineffectiveness and $2 from lower technology costs.

For the nine months ended September 30, 2013 compared to 2012, corporate and unallocated expense decreased primarily due to $15 from lower pension expense, $6 from lower hedge ineffectiveness and $5 from lower technology costs partially offset by a net benefit of $1 from legal matters. As further described in Note K to the consolidated financial statements, the Company recorded a benefit of $16 for a legal settlement related to environmental remediation costs partially offset by a charge of $15 for certain Italian valued added tax assessments.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended September 30, 2013 compared to 2012, cost of products sold (excluding depreciation and amortization) increased from $1,887 to $1,961 primarily due to increased global beverage can volumes partially offset by the pass-through of lower raw material costs.

For the nine months ended September 30, 2013 compared to 2012, cost of products sold (excluding depreciation and amortization) increased from $5,304 to $5,419 primarily due to increased global beverage can volumes partially offset by the pass-through of lower raw material costs.

Depreciation and Amortization

For the three and nine months ended September 30, 2013 compared to 2012, depreciation and amortization expense decreased from $46 to $34 and from $133 to $98 primarily due to a change in the estimated useful lives of the Company's two-piece and three-piece can-making equipment.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

The Company, with the assistance of a third party appraiser, completed an evaluation of the estimated useful lives of its two-piece and three-piece can-making equipment. As a result, effective January 1, 2013, the company increased the estimated useful lives of its can-making equipment to reflect its current estimates of the useful lives. As a result of this change, for the three and nine months ended September 30, 2013 compared to 2012, depreciation and amortization was lower by $14 and $38.

Currently, the Company expects the full year impact of the change to result in lower depreciation and amortization of approximately $50 for the year ended December 31, 2013.

Selling and Administrative Expense

For the three months ended September 30, 2013 compared to 2012, selling and administrative expense increased from $92 to $113 primarily due to a charge of $18 to record a reserve against an outstanding North American Food can customer receivable balance which based upon available information the Company believes will be uncollectible following the customer filing for bankruptcy in October 2013 and $2 from the impact of foreign currency translation.

For the nine months ended September 30, 2013 compared to 2012, selling and administrative expense increased from$288 to $319 primarily due to a charge of $18 to record a reserve against an outstanding North American Food can customer receivable balance which based upon available information the Company believes will be uncollectible following the customer filing for bankruptcy in October 2013 and a charge of $11 in the second quarter of 2013 to record a reserve against a portion of the outstanding receivable balance due from a European food can customer.

Provision for Restructuring

For the three and nine months ended September 30, 2013, the Company recorded pre-tax restructuring charges of $33 and $41. The charge recorded in the third quarter includes $31 related to a cost-reduction initiative to better align costs with ongoing market conditions in the Company's European operations, primarily in its food, aerosol and specialty packaging businesses. The action is expected to result in the reduction of approximately 235 employees when completed in 2014. The Company expects this action to result in annual cost savings of approximately $25. However, there can be no assurance that any such pre-tax savings will be realized.

Interest Expense

For the three months ended September 30, 2013 compared to 2012, interest expense increased from $57 to $58 primarily due to higher average debt outstanding.

For the nine months ended September 30, 2013 compared to 2012, interest expense increased from $170 to $179 primarily due to higher average debt outstanding and included $5 of expense related to the Italian value added tax assessments described in Note K to the consolidated financial statements.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Income before income taxes	$195	$231	$497	$561
Provision for income taxes	67	(111)	146	(28)
Effective income tax rate	34.4%	(48.1)%	29.4%	(5.0)%

The Company's effective tax rate for the three and nine months ended September 30, 2013 include charges of $9 to reduce the value of the Company's deferred tax assets due to a recently enacted reduction in U.K. corporate income tax rates and $9 to recognize the impact of a tax law change in Greece.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

The Company's effective income tax rate for the three and nine months ended September 30, 2012 includes a net benefit of $169 primarily related to the recognition of previously unrecognized U.S. foreign tax credits.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2013 compared to 2012 net income attributable to noncontrolling interests increased from $19 to $26 and from $63 to $74 primarily due to increased earnings in the Company's beverage can operations in Brazil and the Middle East.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities increased from $117 for the nine months ended September 30, 2012 to $124 in 2013.

Working capital for the nine months ended September 30, 2013 was similar to 2012 as receivables and accounts payable and accrued liabilities offset higher levels of inventory.

Receivables increased over year-end levels primarily because sales generally increase each month of the year until the third quarter. Days sales outstanding for trade receivables increased from 47 for the three months ended September 30, 2012 to 48 for the three months ended September 30, 2013.

Inventory levels typically increase each month of the year until peaking in the third quarter due to seasonal build primarily in the Company's food can businesses. Cash used in 2013 was higher than in 2012 due to capacity expansion and the Company's efforts to manage lower levels of inventory at December 31, 2012 which resulted in higher cash used in 2013 for seasonal inventory build.

Cash used for accounts payable and accrued liabilities improved for the nine months ended September 30, 2013 compared to 2012 in part due to extended payment terms with certain of the Company's suppliers.

Investing Activities

Cash used for investing activities decreased from $205 for the nine months ended September 30, 2012 to $178 in 2013 primarily due to lower capital expenditures.

Financing Activities

Cash provided by financing activities decreased from $218 for the nine months ended September 30, 2012 to $187 in 2013 primarily due to increased repurchases of shares of the Company's common stock, purchases of noncontrolling interests and higher dividends paid to noncontrolling interests.

Other financing activities, in each year, represent cash settlements of foreign currency derivatives used to hedge intercompany debt obligations.

Liquidity

As of September 30, 2013, $206 of the Company's $236 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $109 was held by subsidiaries

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of September 30, 2013, the Company had $724 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less $436 of borrowings and $40 of outstanding standby letters of credit.

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

Capital Resources

As of September 30, 2013, the company has approximately $68 of capital commitments primarily related to capacity expansion in Asia and Brazil. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Contractual Obligations

During the first nine months of 2013, purchase obligations related to raw materials increased $516 for 2014, $495 for 2015, $509 for 2016 and $248 for 2017 and 2018 compared to amounts provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which information is incorporated herein by reference, except for the January 2013 debt issuance and repayments described in Note I, entitled "Debt," to the consolidated financial statements,

Commitments and Contingent Liabilities

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the first nine months of 2013. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 with respect to goodwill.

Goodwill Impairment

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the estimated fair value of the Company's European Aerosols reporting unit was 22% higher than its carrying value. In the second quarter of 2013, the Company announced plans to combine the operations of its European Aerosols and Specialty Packaging businesses. Prior to the combination, the Company performed a review of its European Aerosols reporting unit and determined that there was no goodwill impairment. Based on current projections, the Company believes that the estimated

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

fair value of the new reporting unit exceeds its carrying value. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $152 could be recorded.

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2013, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2013, the Company had $1.3 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3.3 million before tax.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchase of equity securities during the nine months ended September 30, 2013. The table excludes 170,362 shares repurchased by the Company in connection with the surrender of shares to cover taxes on the vesting of restricted stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)

April	377,600	$41.74	377,600	$784
May	2,701,582	$43.07	2,701,582	$668
June	1,296,119	$42.54	1,296,119	$613
August	2,047,691	$44.69	2,047,691	$522
September	332,435	$44.02	332,435	$507
Total	6,755,427	$43.43	6,755,427	$507

The shares were repurchased pursuant to the December 2012 authorization of the Company's Board of Directors which authorized the repurchase of an aggregate amount of $800 million of the Company's common stock through the end of 2014. This authorization supersedes the previous authorization. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of September 30, 2013, $507 million of the Company’s outstanding common stock may be repurchased under the program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Crown Holdings, Inc.

Item 6.	Exhibits

10.1	Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan.

10.2	Form of Agreement for Deferred Stock Awards under Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board, President and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Balance Sheets as of Septrmber 30, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

Date: October 31, 2013