Form 10-K
period 2013-12-31
CROWN HOLDINGS INC
filed 2014-03-03
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
COMMISSION FILE NUMBER 0-50189
CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Crown Way, Philadelphia, PA	19154-4599
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-698-5100
____________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of June 30, 2013, 140,789,829 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $5,790,685,667 based on the New York Stock Exchange closing price for such shares on that date.
As of February 24, 2014, 138,384,712 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2014	Part III to the extent described therein

Crown Holdings, Inc.

2013 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and metal vacuum closures and caps. These products are manufactured in the Company’s plants both within and outside the U.S. and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. At December 31, 2013, the Company operated 147 plants along with sales and service facilities throughout 40 countries and had approximately 21,300 employees. Consolidated net sales for the Company in 2013 were $8.7 billion with 74% derived from operations outside the U.S.

DIVISIONS AND OPERATING SEGMENTS

The Company’s business is organized geographically within three divisions, Americas, Europe and Asia Pacific. Within each Division, the Company is generally organized along product lines. The Company’s reportable segments within the Americas Division are Americas Beverage and North America Food. The Company’s reportable segments within the European Division are European Beverage and European Food. The Company's Asia Pacific Division is a reportable segment which primarily consists of beverage can operations and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging. The Company's non-reportable segments include its European Specialty Packaging business, its aerosol can businesses in North America and Europe and its tooling and equipment operations in the U.S. and United Kingdom.

Financial information concerning the Company’s operating segments is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note X to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the U.S., Brazil, Canada, the Caribbean, Colombia and Mexico. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal vacuum closures and caps. At December 31, 2013, the division operated 45 plants in 8 countries and had approximately 5,400 employees. In 2013, the Americas Division had net sales of $3.4 billion.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns in the U.S., Brazil, Canada, Colombia and Mexico. Americas Beverage had net sales in 2013 of $2.3 billion and segment income (as defined under Note X to the consolidated financial statements) of $327 million.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures in the U.S. and Canada. North America Food had net sales in 2013 of $845 million and segment income (as defined under Note X to the consolidated financial statements) of $119 million.

 EUROPEAN DIVISION

The European Division includes operations in Eastern and Western Europe, the Middle East and North Africa. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal vacuum closures and caps. At December 31, 2013, the division operated 70 plants in 26 countries and had approximately 10,900 employees. Net sales in 2013 were $4.0 billion. Within the European Division, net sales in the United Kingdom were $759 million and in France were $547 million in 2013.

Crown Holdings, Inc.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends in Europe, the Middle East and North Africa. European Beverage had net sales in 2013 of $1.7 billion and segment income (as defined under Note X to the consolidated financial statements) of $257 million.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures, in Europe and Africa. European Food had net sales in 2013 of $1.8 billion and segment income (as defined under Note X to the consolidated financial statements) of $144 million.

ASIA PACIFIC DIVISION

The Asia Pacific Division is a reportable segment which primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. At December 31, 2013, the division operated 30 plants in 6 countries and had 4,400 employees. Net sales in 2013 were $1.2 billion.

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

The beverage market is dynamic and highly competitive, with each packaging manufacturer working together with its customers to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled the Company to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends and metal bottle caps. Innovations include the SuperEnd® beverage can end, shaped beverage cans which include size differentiation, such as, slim line cans for low calorie products or larger sizes for high volume consumption. The Company expects to continue to add capacity in many of the growth markets around the world.

Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and is continuing its efforts to reduce can and end diameter, lighten the metal content of its cans, reduce non-metal costs and water and energy usage while improving production processes.

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two- piece and three-piece cans in numerous shapes and sizes, and sells food cans to food marketers such as Bonduelle, Cecab, Mars, Simmons Foods, Nestlé, Princes Group and Stockmeyer, among others. The Company offers a wide variety of metal vacuum closures and sealing equipment solutions to leading marketers such as Abbot Laboratories, Danone, H. J. Heinz, Nestlé, Premier Foods, and Unilever, among others, from a network of metal vacuum closure plants around the world. The Company supplies total packaging solutions, including metal and composite closures, capping systems and services while working closely with customers, retailers and glass and plastic container manufacturers to develop innovative closure solutions and meet customer requirements.

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

Crown Holdings, Inc.

Aerosol Cans

The Company’s customers for aerosol cans and ends include manufacturers of personal care, food, household and industrial products, including Colgate Palmolive, KIK Custom, Procter & Gamble, SC Johnson and Unilever, among others. The aerosol can business is highly competitive. The Company competes by offering its customers a broad range of products including multiple sizes, multiple color schemes and shaped packaging.

Specialty Packaging

The Company’s specialty packaging business is primarily located in Europe and Asia. The Company produces a wide variety of specialty containers with numerous lid and closure variations. The Company’s specialty packaging customers include Abbott Laboratories, Akzo Nobel, Britvic, Kraft, Mars, Nestlé, Nippon Paints, PPG, Tikkurlia Oy and United Biscuits, among others.

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

SEASONALITY

The food packaging business is somewhat seasonal with the first quarter tending to be the slowest period as the autumn packing period in the Northern Hemisphere has ended and new crops are not yet planted. The industry generally enters its busiest period in the third quarter when the majority of fruits and vegetables are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. Weather represents a substantial uncertainty in the yield of food products and is a major factor in determining the demand for food cans in any given year. Generally, beverage products are consumed in greater amounts during the warmer months of the year in the Northern Hemisphere and sales and earnings have generally been higher in the second and third quarters of the calendar year.

The Company’s other businesses primarily include aerosol and specialty packaging and canmaking equipment, which tend not to be as significantly affected by seasonal variations.

COMPETITION

Most of the Company’s products are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s competitors include, but are not limited to, Ardagh Group, Ball Corporation, BWAY Corporation, Can-Pack S.A., Metal Container Corporation, Mivisa Envases S.A.U., Rexam PLC, Silgan Holdings Inc. and Toyo Seikan Group.

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world. Consolidation trends among beverage and food marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate 29% of its 2013 net sales. In each of the years in the period 2011 through
2013, no one customer of the Company accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

Crown Holdings, Inc.

RESEARCH AND DEVELOPMENT

The Company's principal Research, Development & Engineering (RD&E) Centers are located in Alsip, Illinois and Wantage, England. The Company utilizes its centralized RD&E capabilities to advance and deliver technologies for the Company's worldwide packaging activities that (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials that further the sustainability of metal packaging, (3) provide continuous quality and/or production efficiency improvements in its manufacturing facilities, (4) advance customer and vendor relationships, and (5) provide value-added engineering services and technical support. These capabilities facilitate (1) the identification of new and/or expanded market opportunities by working directly with customers to develop new packaging products or enhance existing packaging products through the application of new technologies that better differentiate our customers' products in the retail environment (for example, the creation of new packaging shapes or novel decoration methods) and/or the incorporation of consumer-valued features (for example, improved openability and ease of use) and (2) the reduction of manufacturing costs by reducing the material content of the Company's products (while retaining necessary performance characteristics), reducing spoilage, and increasing operating efficiencies in our manufacturing facilities.

The Company maintains a substantial portfolio of patents and other intellectual property (IP) in the field of metal packaging systems and seeks strategic partnerships to extend its IP in existing and emerging markets. As a result, the Company has licensed IP in geographic regions where the Company has a limited market presence today. Existing technologies such as SuperEnd® beverage ends, the 360 End™ beverage end and can shaping have been licensed in Australia, Japan, and Africa to provide customers with more global access to Crown's brand building innovations.

The Company spent $36 million in 2013, $43 million in 2012, and $43 million in 2011 in its centralized RD&E activities. Certain of these activities are expected to improve and expand the Company's product lines in the future. These expenditures include methods developed within the Company's RD&E facilities to improve manufacturing efficiencies, reduce unit costs, and develop new and improved value-added packaging systems. These expenditures do not include related product and process developments occurring within the Company's decentralized business units.

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

Generally, the Company’s principal raw materials are obtained from the major suppliers in the countries in which it operates plants. Some plants in less developed countries, which do not have local mills, obtain raw materials from nearby, more developed countries. The Company has agreements for what it considers adequate supplies of raw materials. However, sufficient quantities may not be available in the future due to, among other things, shortages due to excessive demand, weather or other factors, including disruptions in supply caused by raw material transportation or production delays. From time to time, some of the raw materials have been in short supply but, to date, these shortages have not had a significant impact on the Company’s operations.

In 2013, consumption of steel and aluminum represented 25% and 39%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices or set repricing dates, and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The Company generally attempts to mitigate its steel and aluminum price risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

The Company, in agreement with customers in many cases, also uses commodity and foreign currency forwards in an attempt to manage its exposure to aluminum price volatility.

Crown Holdings, Inc.

There can be no assurance that the Company will be able to fully recover from its customers the impact of aluminum and steel price increases or that the use of derivative instruments will effectively manage the Company’s exposure to price volatility. In addition, if the Company is unable to purchase steel and aluminum for a significant period of time, its operations would be disrupted and if the Company were unable to fully recover the higher cost of steel and aluminum, its financial results may be adversely affected. The Company continues to monitor this situation and the effect on its operations. As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company’s business may increase as well, including natural gas, electricity and freight-related costs. The Company will attempt to increase prices on its products accordingly in order to recover these costs.

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

WORKING CAPITAL

The Company generally uses cash during the first nine months of the year to finance seasonal working capital needs. The Company’s working capital requirements are funded by cash flows from operations, revolving credit facilities and receivables securitization and factoring programs.

Further information relating to the Company’s liquidity and capital resources is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the caption “Liquidity” and under Note Q to the consolidated financial statements.

Collection and payment periods tend to be longer for some of the Company’s operations located outside the U.S. due to local business practices.

EMPLOYEES

At December 31, 2013, the Company had approximately 21,300 employees. Collective bargaining agreements with varying terms and expiration dates cover approximately 13,500 employees. The Company does not expect that renegotiation of the agreements expiring in 2014 will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

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

The Company's international operations, which generated approximately 74% of its consolidated net sales in 2013, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company's liquidity and net income. The Company's international operations generated approximately 74%, 73% and 73%, of its consolidated net sales in the years ended 2013, 2012 and 2011, respectively. The consummation of the Company's pending acquisition of Mivisa would increase sales generated by international operations. In addition, the Company's business strategy includes continued expansion of international activities, including within developing markets and areas, such as Asia, Eastern Europe, the Middle East and South America, that may pose greater risk of political or economic instability. Approximately 34% 32% and 30% of the Company's consolidated net sales in the years ended 2013, 2012 and 2011, respectively, were generated outside of the developed markets in Western Europe, the United States and Canada. Furthermore, if the current European sovereign debt crisis continues or further deteriorates, there will likely be a negative effect on the Company's European business, as well as the businesses of the Company's European customers and suppliers. If this crisis ultimately leads to a significant devaluation of the euro, the value of the Company's financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company's overall business, prospects, operating results, financial condition and cash flows and such harm may be more pronounced if the Company expands in Western Europe through potential acquisitions or otherwise.

Emerging markets are a focus of the Company's international growth strategy. The developing nature of these markets and the nature of the Company's international operations generally are subject to various risks, including:

•	foreign government's restrictive trade policies;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	foreign exchange rate risks;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international manufacturing and marketing efforts;

•	non-tariff barriers and higher duty rates;

•	difficulties associated with expatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•
difficulties in enforcement of contractual obligations and intellectual property rights and difficulties in protecting intellectual property or sensitive commercial and operations data or information technology systems generally;

•	exchange controls;

Crown Holdings, Inc.

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

Crown Holdings, Inc.

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

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2013, consumption of steel and aluminum represented 25% and 39%, respectively, of the Company's consolidated cost of products sold, excluding depreciation and amortization. While certain, but not all, of the Company's contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. Significant increases in raw material costs may increase the Company's working capital requirements, which may increase the Company's average outstanding indebtedness and interest expense and may exceed the amounts available under the Company's senior secured credit facilities and other sources of liquidity. In addition, the Company hedges raw material costs on behalf of certain customers and may suffer losses if such customers are unable to satisfy their purchase obligations.

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

The Company has substantial outstanding indebtedness. As a result of the Company's substantial indebtedness, a significant portion of the Company's cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. In addition, the consummation of the Company's pending acquisition of Mivisa would increase the Company's indebtedness. As of December 31, 2013, the Company and its subsidiaries had approximately $3.8 billion of indebtedness. The Company's ratio of earnings to fixed charges was 3.2 times for the year ended December 31, 2013.

The Company’s current sources of liquidity and borrowings expire or mature as follows: its $200 million North American securitization facility in December 2015; its €110 million ($151 million at December 31, 2013) European securitization facility in July 2017; its €500 million ($688 million at December 31, 2013) 7.125% senior notes in August 2018; its $1,200 million revolving credit facilities in December 2018; its $700 million 6.25% senior notes in February 2021; its $1,000 million 4.50% senior notes in January 2023; its $350 million 7.375% senior notes in December 2026; its $64 million 7.5% senior notes in December 2096; and $363 million of other indebtedness in various currencies at various dates through 2020. In addition the Company’s term loan facilities mature as follows: $18 million in December 2015, $37 million in in December 2016, $56 million in December 2017 and $260 million in December 2018.

Crown Holdings, Inc.

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

As of December 31, 2013, approximately $850 million of the Company's $3.8 billion of total indebtedness and other outstanding obligations were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $236 million, $226 million and $232 million for 2013, 2012 and 2011, respectively. Based on the amount of variable rate debt outstanding at December 31, 2013, a 1% increase in variable interest rates would increase its annual interest expense by $8.5 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 1% increase could be more than $8.5 million as the Company's average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2013. In addition, the cost of the Company's securitization facilities would also increase with an increase in floating interest rates. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and “Quantitative and Qualitative Disclosures About Market Risk” in this report.

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

Crown Holdings, Inc.

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

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the years ended December 31, 2013, 2012 and 2011, the Company derived approximately 74%, 73% and 73%, respectively, of its consolidated net sales from sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. The Company's foreign exchange adjustments decreased reported income before tax by $3 million in 2013 and $2 million in 2011 and increased reported income before tax by $1 million in 2012. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and “Quantitative and Qualitative Disclosures About Market Risk” in this report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

Crown Holdings, Inc.

For the year-ended December 31, 2013, a 0.10 movement in the average Euro rate (e.g., from 1.33 USD = 1 Euro to 1.23 USD = 1 Euro) would have reduced net income by $7 million.

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

The Company recorded pre-tax charges of $32 million, $35 million and $28 million to increase its accrual for asbestos-related liabilities in 2013, 2012 and 2011, respectively. As of December 31, 2013, Crown Cork's accrual for pending and future asbestos-related claims and related legal costs was $260 million, including $221 million for unasserted claims. Crown Cork's accrual includes estimated probable costs for claims through the year 2023. Crown Cork's accrual excludes potential costs for claims beyond 2023 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary's insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note K to the Company's audited consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork's ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

Crown Cork had approximately 53,000 asbestos-related claims outstanding at December 31, 2013. Of these claims, approximately 16,000 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 37,000 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 2,000 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 16,000 were filed in other states. The outstanding claims at December 31, 2013 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states where the Company's liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company's businesses arising from these defenses will not increase materially.

During the year ended December 31, 2013, Crown Cork received approximately 4,000 new claims, settled or dismissed approximately 2,000 claims, and had approximately 53,000 claims outstanding at the end of the period.

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

Crown Cork made cash payments of $28 million in each of the years 2013, 2012 and 2011 for asbestos-related claims including settlement payments and legal fees. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments including defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork's reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which state statutes relating to asbestos liability are upheld and/or applied by the courts, Crown Cork's ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company's cash flow and impair its ability to satisfy its obligations. As a result of the uncertainties regarding its asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future. Further information regarding Crown's Cork's asbestos-related liabilities is presented within “Management's

Crown Holdings, Inc.

Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Critical Accounting Policies”and under Note K to the Company's audited consolidated financial statements included in this Annual Report.

The Company has significant pension plan obligations worldwide and significant unfunded postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2013, 2012 and 2011, the Company contributed $84 million, $102 million and $404 million, respectively, to its pension plans. Pension expense was $75 million in 2013 and is expected to be $63 million in 2014. A 0.25% change in the 2014 expected rate of return assumptions would change 2014 pension expense by approximately $11 million. A 0.25% change in the discount rates assumptions as of December 31, 2013 would change 2014 pension expense by approximately $5 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $77 million in 2014, $117 million in 2015, $88 million in 2016, $92 million in 2017 and $91 in 2018 including its supplemental executive retirement plan.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company's pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations and profitability. See Note V to the Company's audited consolidated financial statements in this Annual Report. While its U.S. funded pension plan continues in effect, the Company continues to incur additional pension obligations. The Company's pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity and hedge funds. If the performance of plan assets does not meet the Company's assumptions or discount rates continue to decline, the underfunding of the pension plan may increase and the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, the Company's supplemental executive retirement plan and retiree medical plans are unfunded.

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the notes. In addition, as of December 31, 2013 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $274 million, based on assumptions set forth under Note V to the Company's audited consolidated financial statements in this Annual Report.

Acquisitions or investments that the Company is considering, may pursue or are pending could be unsuccessful, consume significant resources and require the incurrence of additional indebtedness.

The Company is considering, and in the future may pursue acquisitions and investments that complement its existing business. In addition, the Company expects to consummate the pending acquisition of Mivisa in 2014. These pending and possible acquisitions and investments involve or may involve significant cash expenditures, debt incurrence (including the incurrence of additional indebtedness under the Company's senior secured revolving credit facilities or other secured or unsecured debt), operating losses and expenses that could have a material effect on the Company's financial condition and operating results.

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

Crown Holdings, Inc.

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

Anti-takeover provisions in the Company's organizational documents and under Pennsylvania law could prevent or delay a change in control of the Company.

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

Crown Holdings, Inc.

The Company has authorized and unissued approximately 362 million shares of common stock, including treasury shares, and 30 million shares of preferred stock. The shares of preferred stock may be issued at any time or from time to time and the board of directors has authority to fix the designations, number and voting rights, preferences, privileges, limitations, restrictions, conversion rights and other special or relative rights, if any, of any class or series of any class of preferred stock that may be desired, provided the shares of any such class or series of preferred stock shall not be entitled to more than one vote per share when voting as a class with holders of the Company's common stock. The Company no longer has a policy limiting the issuance of the preferred stock for certain corporate purposes such as corporate financings or acquisitions. One of the effects of the existence of authorized but unissued shares of the Company's common stock or preferred stock may be to enable the Company's board of directors to render it more difficult or to discourage an attempt to obtain control of the Company and thereby protect the continuity of the Company's management, which may adversely affect the market price of the Company's common stock. If in the due exercise of its fiduciary obligations, for example, the Company's board of directors were to determine that a takeover proposal were not in the Company's best interests, such shares could be issued by the board of directors without stockholder approval in one or more private placements or other transactions that might prevent, render more difficult or make more costly the completion of any attempted takeover transaction by diluting voting or other rights of the proposed acquirer or insurgent stockholder group, by creating a substantial voting bloc in institutional or other hands that might support the position of the incumbent board of directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise.

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

The majority of the Company's sales are to companies that have leading market positions in the sale of packaged food, beverages and household products to consumers. Although no one customer accounted for more than 10% of its net sales in the years ended 2013, 2012 or 2011, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company's net sales and net income. A continued consolidation of the Company's customers could exacerbate any such loss.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company's costs of operating and reduce its profitability. The Company's operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, the use of chemicals in the Company's products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company's operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials and confirmed in a January 2010 update that studies employing standardized toxicity tests have supported the safety of current low levels of human exposure to bisphenol-A, the FDA in that January 2010 update noted that more research was needed, and further suggested reasonable steps to reduce exposure to bisphenol-A. The FDA subsequently entered into a consent decree under which it agreed to issue, by March 31, 2012, a final decision on a citizen's petition requesting the agency take further regulatory steps with regard to bisphenol-A. On March 30, 2012, the FDA denied the request, responding, in part, that the appropriate course of action was to continue scientific study and review of all new evidence regarding the safety of bisphenol-A. In March 2010, the EPA issued an action plan for bisphenol-A, which includes, among other things, consideration of whether to add bisphenol-A to the chemical concern list on the basis of potential environmental effects and use of the EPA's Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Moreover, certain U.S. Congressional bodies, states and municipalities, as well as certain foreign nations and some member states of the European Union, have considered, proposed or already passed, such as Denmark, Belgium and France, legislation banning or suspending the use of bisphenol-A in certain products or requiring warnings regarding bisphenol-A. In July 2012, the FDA

Crown Holdings, Inc.

banned the use of bisphenol-A in baby bottles and children's drinking cups, and in July 2013, the FDA banned the use of bisphenol-A in epoxy resins that coat infant formula cans. In the fourth quarter of 2012, the French Parliament passed a law suspending the use of bisphenol-A in food packaging beginning in 2013 for food intended for children under 3 and in 2015 for all other foods. The law also includes certain product labeling requirements. In the first quarter of 2014, the European Food Safety Authority recommended that the tolerable daily intake of bisphenol-A be lowered. Further, the U.S. or additional international, federal, state or other regulatory authorities could restrict or prohibit the use of bisphenol-A in the future. For example, on April 11, 2013, the State of California declared bisphenol-A a reproductive system hazard. However, this declaration was enjoined on April 19, 2013 pending the resolution of a suit challenging the classification. If the injunction is lifted, it would trigger a requirement to include warning labels on consumer items containing bisphenol-A in excess of certain levels. In addition, recent public reports, litigation and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company's products and adversely impact sales or otherwise disrupt the Company's business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

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

A number of governmental authorities both in the U.S. and abroad also have enacted, or are considering, legal requirements relating to product stewardship, including mandating recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company's products, and/or increase its costs. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Environmental Matters” in this Annual Report.

The Company has a significant amount of goodwill, and if impaired in the future, would result in lower reported net income and a reduction of its net worth.

Impairment of the Company's goodwill would require write down of goodwill, which would reduce the Company's net income in the period of any such write down. At December 31, 2013, the carrying value of the Company's goodwill was $2,016 million. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

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

Crown Holdings, Inc.

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

The downturn in certain global economies could have adverse effects on the Company.

The downturn in certain global economies could have significant adverse effects on the Company's operations, including as a result of any the following:

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

Crown Holdings, Inc.

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

The Company could also be adversely affected by the negative impact on economic growth resulting from the combination of federal individual income tax increases and government spending restrictions that recently came into effect in the U.S.

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

Crown Holdings, Inc.

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

As of December 31, 2013, the Company operated 147 manufacturing facilities of which 31 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division has 45 operating facilities of which 10 are leased. Within the Americas Division, 30 facilities operate in the U.S. of which 7 are leased. The European Division has 70 operating facilities of which 15 are leased and the Asia Pacific Division has 30 operating facilities of which 5 are leased. The Company also has canmaking and spare part operations in the U.S. and the U.K., which include one leased facility. Certain leases provide renewal or purchase options. The principal manufacturing facilities at December 31, 2013 are listed below and are grouped by product and by division.

The Company’s Americas and Corporate headquarters are in Philadelphia, Pennsylvania, its European headquarters is in Baar, Switzerland and its Asia Pacific headquarters is in Singapore. The Company maintains research facilities in Alsip, Illinois and Wantage, England.

The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction may vary from plant to plant. Warehouse space is generally provided at each of the manufacturing locations, although the Company also leases outside warehouses.

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities. The Company has also opened new facilities to meet increases in market demand for its products. These actions reflect the Company’s continued commitment to realign manufacturing facilities to maintain its competitive position in its markets. The Company continually reviews its operations and evaluates strategic opportunities. Further discussion of the Company’s recent restructuring actions is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Provision for Restructuring,” and under Note M to the consolidated financial statements.

Utilization of any particular facility varies based upon product demand. While not possible to measure with any degree of certainty or uniformity the productive capacity of these facilities, management believes that, if necessary, production can be increased at several existing facilities through the addition of personnel, capital equipment and, in some facilities, square footage available for production. In addition, the Company may from time to time acquire additional facilities or dispose of existing facilities.

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

Crown Holdings, Inc.

	Americas		Europe		Asia Pacific
Beverage and Closures	Lawrence, MA	Worland, WY	Custines, France	Sevilla, Spain	Phnom Penh, Cambodia
	Kankakee, IL	Cabreuva, Brazil	Korinthos, Greece	El Agba, Tunisia	Sihanoukville, Cambodia
	Crawfordsville, IN	Teresina, Brazil	Patras, Greece	Izmit, Turkey	Beijing, China
	Mankato, MN	Estancia, Brazil	Amman, Jordan	Osmaniye, Turkey	Huizhou, China
	Batesville, MS	Manaus, Brazil	Dammam, Saudi Arabia	Dubai, UAE	Hangzhou, China
	Dayton, OH	Ponta Grossa, Brazil	Jeddah, Saudi Arabia	Botcherby, UK	Heshan, China
	Cheraw, SC	Calgary, Canada	Kosice, Slovakia	Braunstone, UK	Putian, China
	Conroe, TX	Weston, Canada	Agoncillo, Spain		Shanghai, China
	Fort Bend, TX	Santafe de Bogota,			Ziyang, China
	Winchester, VA	Colombia			Bangi, Malaysia
	Olympia, WA	Guadalajara, Mexico			Singapore
	La Crosse, WI				Nong Khae, Thailand
Danang, Vietnam
Dong Nai, Vietnam
Hanoi, Vietnam
Ho Chi Minh City, Vietnam

Food and Closures	Winter Garden, FL	Suffolk, VA	Carpentras, France	Toamasina, Madagascar	Bangpoo, Thailand
	Pulaski Park, MD	Seattle, WA	Concarneau, France	Agadir, Morocco	Haadyai, Thailand
	Owatonna, MN	Oshkosh, WI	Laon, France	Casablanca, Morocco	Samrong, Thailand
	Omaha, NE	Chatham, Canada	Nantes, France	Goleniow, Poland	Songkhla, Thailand
	Lancaster, OH	Kingston, Jamaica	Outreau, France	Pruszcz, Poland
	Massillon, OH	La Villa, Mexico	Perigueux, France	Alcochete, Portugal
	Mill Park, OH	Barbados, West Indies	Lubeck, Germany	Novotitarovskaya,
	Connellsville, PA	Trinidad, West Indies	Mühldorf, Germany	Russia
	Hanover, PA		Seesen, Germany (2)	Timashevsk, Russia
			Tema, Ghana	Dakar, Senegal
			Thessaloniki, Greece	Bellville, South Africa
			Nagykoros, Hungary	Agoncillo, Spain
			Athy, Ireland	Molina de Segura, Spain
			Aprilia, Italy (2)	Sevilla, Spain
			Battipaglia, Italy	Vigo, Spain
			Calerno S. Ilario d’Enza,	Karacabey, Turkey
			Italy	Neath, UK
			Nocera Superiore, Italy	Poole, UK
			Parma, Italy	Wisbech, UK
Abidjan, Ivory Coast

Aerosol	Alsip, IL	Faribault, MN	Spilamberto, Italy	Sutton, UK
	Decatur, IL	Spartanburg, SC	Mijdrecht, Netherlands

Specialty	Belcamp, MD	St. Laurent, Canada	Helsinki, Finland	Montmelo, Spain	Chengdu, China
Packaging			Chatillon-sur-Seine, France	Aesch, Switzerland	Huizhou, China
			Rouen, France	Liverpool, UK	Kunshan, China
			Vourles, France	Carlisle, UK	Langfang, China
			Chignolo Po, Italy	Mansfield, UK	Shanghai, China
			Hoorn, Netherlands	Newcastle, UK	Tianjin, China
			Miravalles, Spain		Tongxiang, China
Zhengzhou, China
Singapore
Binh Duong, Vietnam

Canmaking	Norwalk, CT		Shipley, UK
and Spares

Crown Holdings, Inc.

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2013, the accrual for pending and future asbestos claims and related legal costs that are probable and estimable was $260 million.

The Company's Italian subsidiaries received assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. In 2013, the Company entered into a formal agreement with the Italian tax authorities to settle these matters and as a result recorded a pre-tax charge of $20 million.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in “Directors, Executive Officers and Corporate Governance” of this Annual Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is listed on the New York Stock Exchange. On February 24, 2014, there were 4,551 registered shareholders of the Registrant’s common stock, including 1,285 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2013 is set forth in Part II of this Annual Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth under Note O to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Crown Holdings, Inc.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchase of its equity securities as part of publicly announced programs during the year ended December 31, 2013.

2013	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs as of the end of the Period (millions)
Second Quarter	4,375,301	$42.80	4,375,301	$613
Third Quarter	2,380,126	44.60	2,380,126	$507
Total	6,755,427	$43.43	6,755,427	$507

The table above excludes 170,362 shares repurchased by the Company in connection with the surrender of shares to cover taxes upon the vesting of restricted stock.

In April 2013, the Company entered into a daily stock repurchase agreement to repurchase shares of its common stock. Pursuant to the agreement, the Company repurchased 6,422,992 shares for approximately $279 million. In September 2013, the Company entered into a new agreement to repurchase shares of its common stock under a daily agreement with 332,435 shares repurchased for $14 million.

The share repurchases were made pursuant to authorizations from the Company's Board of Directors. In December 2012, the Company's Board of Directors authorized the repurchase of an aggregate amount of $800 million of the Company's common stock through the end of 2014. This authorization supersedes the previous authorization. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of December 31, 2013, $507 million of the Company’s outstanding common stock may be repurchased under the program.

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

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE (1)
Comparison of Five-Year Cumulative Total Return (a)
Crown Holdings, S&P 500 Index, Dow Jones “U.S. Containers & Packaging” Index (b)

(a)	Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2008 and that all dividends were reinvested.

(b)
Industry index is weighted by market capitalization and is comprised of Crown Holdings, AptarGroup, Avery Dennison, Ball, Bemis, Greif, MeadWestvaco, Owens-Illinois, Packaging Corp. of America, RockTenn, Sealed Air, Silgan and Sonoco.

(1) The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company's filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Crown Holdings, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2013	2012	2011	2010	2009
Summary of Operations
Net sales	$8,656	$8,470	$8,644	$7,941	$7,938
Cost of products sold, excluding depreciation and amortization	7,180	7,013	7,120	6,519	6,551
Depreciation and amortization	134	180	176	172	194
Selling and administrative expense	425	382	395	360	381
Provision for asbestos	32	35	28	46	55
Provision for restructuring	46	48	77	42	43
Asset impairments and sales	(12)	(48)	6	(18)	(6)
Loss from early extinguishments of debt	41	—	32	16	26
Interest expense, net of interest income	231	219	221	194	241
Translation and exchange adjustments	3	(1)	2	(4)	(6)
Income before income taxes and equity earnings	576	642	587	614	459
Provision for/(benefit from) income taxes	148	(17)	194	165	7
Equity earnings/(loss)	—	5	3	3	(2)
Net income	428	664	396	452	450
Net income attributable to noncontrolling interests	(104)	(105)	(114)	(128)	(116)
Net income attributable to Crown Holdings	$324	$559	$282	$324	$334

Financial Position at December 31
Working capital	$260	$228	$318	$272	$317
Total assets	8,030	7,500	6,868	6,899	6,532
Total cash and cash equivalents	689	350	342	463	459
Total debt	3,842	3,665	3,532	3,048	2,798
Total equity/(deficit)	289	129	(239)	229	383

Common Share Data (dollars per share)
Earnings:
Basic	$2.32	$3.83	$1.86	$2.03	$2.10
Diluted	2.30	3.77	1.83	2.00	2.06

Market price on December 31	44.57	36.81	33.58	33.38	25.58

Number of shares outstanding at year-end	138.2	143.1	148.4	155.3	161.5
Average shares outstanding
Basic	139.5	146.1	151.7	159.4	159.1
Diluted	140.7	148.4	154.3	162.4	161.9

Other
Capital expenditures	$275	$324	$401	$320	$180

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the three-year period ended December 31, 2013. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

BUSINESS STRATEGY AND TRENDS

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In recent years, the Company has expanded its beverage can businesses in Asia, Brazil and Eastern Europe in response to increased unit volume demand driven by increased per capita incomes and consumption, combined with a shift in packaging mix to two-piece aluminum beverage cans from other packages. In 2013, the Company commercialized second beverage can lines in Putian, China and Bangi, Malaysia and commercialized new beverage can plants in Sihanoukville, Cambodia, Danang, Vietnam and Bangkok, Thailand. In addition, the Company has begun construction on a new facility in northern Brazil in the city of Teresina and expects to begin commercial shipments in the first half of 2014. There can be no assurance, however, that the Company will be able to implement its expansion plans according to schedule or at all. The Company continuously monitors these markets and, where necessary, may adjust capital deployment based on economic developments and market-by-market conditions.

In October 2013, the Company entered into an agreement to acquire Mivisa Envases, S.A.U. (“Mivisa”), a leading Spanish manufacturer of two- and three-piece food cans in a cash transaction valued at €1.2 billion ($1.7 billion at December 31, 2013), including debt assumed. The acquisition, which is subject to review by the European Commission and other competition authorities, is expected to close during 2014. The acquisition of Mivisa will significantly build upon the Company's existing position in the strategically important European food can segment by substantially increasing the Company's presence in Spain, one of Europe's leading agricultural economies and is expected to be earnings accretive.

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

As part of the Company's efforts to manage cost, it attempts to pass-through increases in the cost of aluminum and steel to its customers. There can be no assurance that the Company will be able to recover from its customers the impact of any such increased costs. Aluminum and steel prices can be subject to significant volatility and there has not been a consistent and predictable trend in pricing.

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

Crown Holdings, Inc.

NET SALES AND SEGMENT INCOME

	2013	2012	2011
Net sales	$8,656	$8,470	$8,644
Beverage cans and ends as a percentage of net sales	56%	55%	52%
Food cans and ends as a percentage of net sales	27%	29%	30%

Year ended December 31, 2013 compared to 2012

Net sales increased primarily due to increased global beverage can volumes, $124 from the acquisition of Superior in the fourth quarter of 2012 and $54 from the impact of foreign currency translation, partially offset by the pass-through of lower raw material costs.

Year ended December 31, 2012 compared to 2011

Net sales decreased primarily due to $243 from the impact of foreign currency translation and $65 from lower selling prices, including the pass through of lower material costs, partially offset by $133 from higher sales unit volumes primarily due to organic growth and increased customer demand for beverage cans.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced slightly declining volumes in recent years. In Brazil, the Company's sales unit volumes have increased in recent years primarily due to market growth. The Company recently began construction on a new facility in northern Brazil and expects to begin commercial shipments in the first half of 2014.

Net sales and segment income in the Americas Beverage segment are as follows:

	2013	2012	2011
Net sales	$2,289	$2,274	$2,273
Segment income	327	311	302

Year ended December 31, 2013 compared to 2012

Net sales increased primarily due to $23 from higher sales unit volumes in Brazil, Colombia and Mexico which offset lower volumes in North America and $7 from the impact of foreign currency translation. Sales unit volumes in Brazil remain strong due to various factors, including its growing middle class, increasing disposable income and shift in packaging mix to two-piece aluminum beverage cans from other packages.

Segment income increased primarily due to $9 from higher sales unit volumes and $11 from lower depreciation, resulting from a change in the estimated useful lives of the Company's can-making equipment, partially offset by a benefit from reduced post-employment benefits in 2012 that did not recur in 2013.

Year ended December 31, 2012 compared to 2011

Net sales did not change significantly as $51 from increased sales unit volumes was offset by $42 from the pass-through of lower aluminum costs and $8 from the impact of foreign currency translation. Sales unit volume increases in Brazil offset volume declines in North America. The increase in Brazil was primarily the result of recent capacity additions in Ponta Grossa and Estancia.

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

Net sales and segment income in the North America Food segment are as follows:

	2013	2012	2011
Net sales	$845	$876	$889
Segment income	119	146	146

Year ended December 31, 2013 compared to 2012

Net sales decreased primarily due to a 1% decline in sales unit volumes and unfavorable sales unit volume mix.

Segment income decreased primarily due to a charge of $18 to record a reserve against an outstanding receivable balance from a bankrupt customer and lower sales unit volumes.

Year ended December 31, 2012 compared to 2011

Net sales decreased primarily due to $25 from lower sales unit volumes partially offset by $13 from the pass-through of higher raw material costs.

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

Net sales and segment income in the European Beverage segment are as follows:

	2013	2012	2011
Net sales	$1,731	$1,653	$1,669
Segment income	257	217	210

Year ended December 31, 2013 compared to 2012

Net sales increased primarily due to 4% higher sales unit volumes, most notably in Turkey. The increase in Turkey is primarily attributable to the Company's new plant in Osmaniye, Turkey which began commercial operations in the second quarter of 2012.

Segment income increased primarily due to $12 from higher sales unit volumes, $13 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment and from improved cost performance.

Year ended December 31, 2012 compared to 2011

Net sales decreased primarily due to $70 from the impact of foreign currency translation partially offset by $38 from increased sales unit volumes primarily in Greece, Saudi Arabia, Slovakia and Turkey, which offset lower sales unit volumes in France and Spain and $16 from increased selling prices. The increase in Turkey was primarily the result of recent capacity additions.

Segment income increased primarily due to the higher sales unit volumes described above partially offset by $6 from the impact of foreign currency translation.

Crown Holdings, Inc.

European Food

The European Food segment manufactures steel and aluminum food cans, ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the European Food segment are as follows:

	2013	2012	2011
Net sales	$1,751	$1,793	$1,999
Segment income	144	180	239

Year ended December 31, 2013 compared to 2012

Net sales decreased primarily due to $59 from lower selling prices reflecting the pass-through of lower material costs and the impact of competitive price compression and $24 from unfavorable sales unit volumes and mix. The decreases were partially offset by $41 from the impact of foreign currency translation.

Segment income decreased primarily due to the impact of competitive price compression, $14 from unfavorable sales unit volumes and mix and a charge of $21 to record a reserve against a portion of an outstanding customer receivable balance, partially offset by improved cost performance and $11 from lower depreciation resulting from a change in the estimated useful lives of the Company's can-making equipment. As of December 31, 2013, the Company's net receivable from the customer was $25. If the Company's expectations with respect to collectability change, the Company may need to record an additional charge in the future that could be material.

Year ended December 31, 2012 compared to 2011

Net sales decreased primarily due to lower sales unit volumes, due in part to ongoing economic uncertainty in Europe and adverse weather conditions, and $130 from the impact of foreign currency translation.

Segment income decreased primarily due to $41 split between unfavorable sale unit volume and mix and the impact of competitive price compression, $5 from inventory holding gains in 2011 that did not recur in 2012 and $13 from the impact of foreign currency translation.

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the Company's beverage can businesses in Asia have experienced significant growth.

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

In the first quarter of 2013, the Company commercialized second beverage can lines at its facilities in Putian, China and Bangi, Malaysia. In the second quarter of 2013, the Company commercialized new beverage can plants in Danang, Vietnam and Bangkok, Thailand; and in July, the Company began production at its new plant in Sihanoukville, Cambodia.

Net sales and segment income in the Asia Pacific segment are as follows:

	2013	2012	2011
Net sales	$1,189	$979	$861
Segment income	133	137	125

Crown Holdings, Inc.

Year ended December 31, 2013 compared to 2012

Net sales increased primarily due to a 19% increase in beverage can sales unit volumes and $124 from the acquisition of Superior in the fourth quarter of 2012, partially offset by lower selling prices primarily due to the pass-through of lower raw material costs and the impact of competitive price compression.

Segment income decreased as the impact of higher beverage can sales unit volumes was offset by higher start-up costs, lower manufacturing efficiencies associated with recent capacity expansion and the impact of competitive price compression.

Year ended December 31, 2012 compared to 2011

Net sales increased primarily due to $129 from increased beverage can sales unit volumes in Cambodia, China, Singapore and Vietnam and food can volumes in Thailand, partially offset by $21 from the pass-through of lower aluminum costs and a competitive pricing environment in China. The increase in sales unit volumes was primarily due to increased regional demand driven by macroeconomic factors such as GDP growth and increased consumer spending.

Segment income increased primarily due to $29 from increased sales unit volumes partially offset by competitive pricing pressure in China and $8 of incremental start-up costs from recent capacity additions. During 2012, the Company recognized income of $18 from insurance proceeds covering incremental costs and lost profits associated with the 2011 flooding in Thailand.

Non-reportable Segments

The Company's non-reportable segments include its aerosol can businesses in North America and Europe, its specialty packaging business in Europe and its tooling and equipment operations in the U.S. and U.K. In recent years, the Company's specialty packaging and aerosol can businesses have experienced slightly declining volumes.

Net sales and segment income in non-reportable segments are as follows:

	2013	2012	2011
Net sales	$851	$895	$953
Segment income	102	98	139

Year ended December 31, 2013 compared to 2012

Net sales decreased primarily due to lower sales in the Company's European specialty packaging and aerosol can businesses.

Segment income increased as the impact of lower sales in the Company's European specialty packaging and aerosol businesses was offset by the benefits of recent restructuring actions.

Year ended December 31, 2012 compared to 2011

Net sales decreased primarily due to $33 from lower sales unit volumes in the Company's European specialty packaging business reflecting ongoing economic uncertainty in Europe, $22 from lower sales in the Company's North American and European aerosol can businesses, primarily due to lower consumer spending partly due to ongoing economic uncertainty in Europe, and $36 from the impact of foreign currency translation, partially offset by $35 from increased beverage can equipment sales.

Segment income decreased primarily due to $17 from lower sales unit volumes in the Company's European specialty packaging business, $20 from lower sales in the Company's North American and European aerosol can businesses and $7 from inventory holding gains in 2011 that did not recur in 2012.

Corporate and Unallocated Expense

	2013	2012	2011
Corporate and unallocated expense	$165	$194	$208

Corporate and unallocated costs decreased in 2013 compared to 2012 primarily due to $22 from lower pension expense, $7 from lower technology costs and a net benefit of $1 from legal matters. As further described in Note L to the consolidated financial

Crown Holdings, Inc.

statements, the Company recorded a benefit of $16 for a legal settlement related to environmental remediation costs partially offset by a charge of $15 for certain Italian valued added tax assessments.

Corporate and unallocated costs decreased in 2012 compared to 2011 primarily due to lower professional fees, lower pension costs and lower insurance costs, primarily due to a fire at a Company warehouse in 2011, partially offset by $6 from legal matters.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold (excluding depreciation and amortization) increased from $7,013 in 2012 to $7,180 in 2013 primarily due to increased global beverage can volumes partially offset by the pass-through of lower raw material costs.

Cost of products sold (excluding depreciation and amortization) decreased from $7,120 in 2011 to $7,013 in 2012 primarily due to $207 from the impact of foreign currency translation partially offset by the impact of increased global beverage can sales unit volumes.

DEPRECIATION AND AMORTIZATION

For the year ended December 31, 2013 compared to 2012, depreciation and amortization decreased from $180 to $134 primarily due to $49 from a change in the estimated useful lives of the Company's two-piece and three-piece can-making equipment.

The Company, with the assistance of a third party appraiser, completed an evaluation of the estimated useful lives of its two-piece and three-piece can-making equipment. As a result, effective January 1, 2013, the Company adjusted the estimated useful lives of its can-making equipment to reflect its current estimates of the useful lives.

For the year ended December 31, 2012 compared to 2011, depreciation and amortization increased from $176 to $180 primarily due to the impact of recent capacity expansion which offset the impact of foreign currency translation.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense increased from $382 in 2012 to $425 in 2013 primarily due to charges of $39 related to reserves provided against outstanding receivable balances due from a European food can customer and a North American food can customer and $4 from the impact of foreign currency translation.
Selling and administrative expense decreased from $395 in 2011 to $382 in 2012 primarily due $11 from the impact of foreign currency translation.
PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. During 2013, 2012 and 2011 the Company recorded charges of $32, $35 and $28, respectively, to increase its accrual for asbestos-related costs and made asbestos-related payments of $28 in each year. The Company expects 2014 payments to be generally consistent with prior years’ levels. See Note K to the consolidated financial statements for additional information regarding the provision for asbestos-related costs. Also see the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to asbestos liabilities.

PROVISION FOR RESTRUCTURING

The Company recorded restructuring charges of $46, $48 and $77 in 2013, 2012 and 2011, respectively. The 2013 charge includes $31 related to a cost-reduction initiative to better align costs with ongoing market conditions in the Company's European operations, primarily in its food, aerosol and specialty packaging businesses. The action is expected to result in the reduction of approximately 235 employees when completed in 2014. The Company expects this action to result in annual cost savings of approximately $25. However, there can be no assurance that any such pre-tax savings will be realized.

See Note M to the consolidated financial statements for additional information on these charges.
INTEREST EXPENSE
Interest expense increased from $226 in 2012 to $236 in 2013 primarily due to higher average debt outstanding and $5 of expense related to the Italian value added tax assessments described in Note L to the consolidated financial statements.

Crown Holdings, Inc.

Interest expense decreased from $232 in 2011 to $226 in 2012 primarily due to $4 from the impact of foreign currency translation.

TAXES ON INCOME

The Company's effective income tax rate was as follows:

	2013	2012	2011
Income before income taxes	$576	$642	$587
Provision for / (benefit from) income taxes	148	(17)	194
Effective income tax rate	25.7%	(2.6)%	33.0%

The low effective income tax rate in 2012 was primarily due to a benefit of $175, net of valuation allowance, related to the recognition of previously unrecognized U.S. foreign tax credits and a benefit of $10 from the receipt of non-taxable insurance proceeds related to flooding in Thailand.

For additional information regarding income taxes, see Note W to the consolidated financial statements and the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to valuation allowances.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests decreased from $105 in 2012 to $104 in 2013 as increased earnings in the Company's beverage can operations in Brazil and the Middle East in 2013 were offset by $11 of bargain purchase gain allocated to the Company's joint venture partner related to the acquisition of Superior in 2012.

Net income attributable to noncontrolling interests decreased from $114 in 2011 to $105 in 2012 primarily due to the acquisition of additional ownership interests in certain operations in China, Dubai, Greece, Jordan, Tunisia and Vietnam in the second half of 2011.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities increased from $621 in 2012 to $885 in 2013 primarily due to working capital improvements.

Receivables increased from $1,057 in 2012 to $1,064 in 2013 and used cash of $51 in 2013 compared to $113 in 2012. Days sales outstanding for trade receivables improved from 39 in 2012 to 38 in 2013.

Inventories increased from $1,166 in 2012 to $1,213 in 2013 and used cash of $45 in 2013 compared to provided cash of $21 in 2012. In 2013, inventories increased primarily to support recent capacity expansion.

Accounts payable and accrued liabilities increased from $2,146 in 2012 to $2,547 in 2013 and provided cash of $246 in 2013 compared to used cash of $6 in 2012. The improvement in accounts payables is primarily due to the Company's initiatives to extend supplier payment terms.

INVESTING ACTIVITIES

Cash used for investing activities decreased from $362 in 2012 to $246 in 2013 primarily due to lower capital expenditures and cash used for business acquisitions.

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

At December 31, 2013, the Company had $88 of capital commitments primarily related to capacity expansion in Brazil and various other projects in the U.S., Europe and Asia. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Crown Holdings, Inc.

FINANCING ACTIVITIES

Cash used for financing activities was $306, $254 and $129 in 2013, 2012 and 2011, respectively.

In 2013, 2012 and 2011, cash used for financing activities was primarily to repurchase shares of the Company’s common stock as described in Note O to the consolidated financial statements and to pay dividends to noncontrolling interests in the Company’s non-wholly owned subsidiaries in Asia, the Middle East and South America.

In 2011, cash used for financing activities also included purchases of additional ownership interests in certain operations from noncontrolling interests and additional borrowings to prefund $328 of pension obligations in the U.S. and Canada.

Other financing activities, in each year, is primarily cash settlements of foreign currency derivatives used to hedge intercompany debt obligations.

LIQUIDITY

As of December 31, 2013, $501 of the Company's $689 cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $318 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company may be required to record incremental U.S. taxes on the repatriated funds.

The Company funds its worldwide cash needs through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring facilities. As of December 31, 2013, the Company has available capacity of $100 under its North American securitization facility, $46 under its European securitization facility and $1,057 under its revolving credit facilities. The Company has current maturities of long-term debt of $94 due in 2013 and is not required to refinance or renegotiate any of its current sources of liquidity in 2014. As described in Note Q to the consolidated financial statements, in December 2013, the Company entered into a new revolving credit facility agreement due in 2018 and secured financing for its pending acquisition of Mivisa as described in Note S to the consolidated financial statements.

The Company has substantial debt outstanding. The ratio of total debt, less cash and cash equivalents, to total capitalization was 91.6% and 96.3% at December 31, 2013 and 2012, respectively. Total capitalization is defined by the Company as total debt plus total equity, less cash and cash equivalents.

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

The Company’s revolving credit facility and term loans also contain various financial covenants. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense. Adjusted EBITDA is calculated as the sum of net income attributable to Crown Holdings, net income attributable to noncontrolling interests, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s interest coverage ratio of 4.5 to 1.0 at December 31, 2013 was in compliance with the covenant requiring a ratio of at least 2.85 to 1.0. The total net leverage ratio is calculated as total net debt divided by Adjusted EBITDA, as defined above. Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. The Company’s total net leverage ratio of 2.7 to 1.0 at December 31, 2013 was in compliance with the covenant requiring a ratio no greater than 4.0 to 1.0. The ratios are calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Adjusted EBITDA and interest expense for the most recent twelve months. Failure to meet the financial covenants could result in the acceleration of any outstanding amounts due under the revolving credit facilities, term loan agreements

Crown Holdings, Inc.

and senior notes due 2018 and 2021. In addition, the interest rate on the revolving credit facilities can vary from EURIBOR or LIBOR plus a margin of 1.50% up to 2.00% based on the total net leverage ratio. The term loans bear interest of LIBOR or EURIBOR plus 1.75%.

The Company’s current sources of liquidity and borrowings expire or mature as follows: its $200 North American securitization facility in December 2015; its €110 ($151 at December 31, 2013) European securitization facility in July 2017; its €500 ($688 at December 31, 2013) 7.125% senior notes in August 2018; its $1,200 revolving credit facilities in December 2018; its $700 6.25% senior notes in February 2021; its $1,000 4.50% senior notes in January 2023; its $350 7.375% senior notes in December 2026; its $64 7.5% senior notes in December 2096; and $363 of other indebtedness in various currencies at various dates through 2020. In addition the Company’s term loan facilities mature as follows: $18 in December 2015, $37 in December 2016, $56 in December 2017 and $260 in December 2018.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2013 are summarized in the table below.

	Payments Due by Period
	2014	2015	2016	2017	2018	2019 & after	Total
Long-term debt	$94	$97	$92	$89	$1,071	$2,122	$3,565
Interest on long-term debt	191	187	183	180	177	120	1,038
Operating leases	55	41	32	24	14	55	221
Projected pension contributions	77	117	88	92	91		465
Postretirement obligations	21	21	20	20	20	92	194
Purchase obligations	3,637	1,156	693	444	282		6,212
Total contractual cash obligations	$4,075	$1,619	$1,108	$849	$1,655	$2,389	$11,695

All amounts due in foreign currencies are translated at exchange rates as of December 31, 2013.

The Company expects to fund its obligations through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs.

Interest on long-term debt is presented through 2019 only and represents the interest that will accrue by year based on interest rates in effect as of December 31, 2013. Interest on the Company’s revolving credit facility is calculated based on $103 of outstanding borrowings as of December 31, 2013.

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

Purchase obligations include commitments for raw materials and utilities at December 31, 2013. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

The table above excludes $31 of liabilities for unrecognized tax benefits because the Company is unable to estimate when these amounts may be paid, if at all. See Note W to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

In addition, the table above excludes any amounts related to the Company's pending acquisition of Mivisa as discussed in Note S to the consolidated financial statements.

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

Crown Holdings, Inc.

MARKET RISK

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates, interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. These instruments are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to them in the financial markets and its use of other methods, such as netting exposures for foreign exchange risk and establishing sales arrangements that permit the pass-through to customers of changes in commodity prices and foreign exchange rates, to effectively achieve its goal of risk reduction. The Company’s objective in managing its exposure to market risk is to limit the impact on earnings and cash flow.

The Company manages foreign currency exposures at the operating unit level. Exposures that cannot be naturally offset within an operating unit may be hedged with derivative financial instruments where possible and cost effective in the Company’s judgment. Foreign exchange contracts generally mature within twelve months.

The table below provides information in U.S. dollars as of December 31, 2013 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
U.S. dollars/Euro	$53	$—	1.35
Sterling/Euro	525	14	0.86
Euro/Sterling	712	(15)	0.85
Euro/U.S. dollars	243	3	1.37
U.S. dollars/Sterling	34	(1)	1.60
Sterling/U.S. dollars	50	2	1.58
U.S. dollars/Thai Baht	45	3	30.98
Turkish Lira/U.S. dollars	121	(13)	2.07
Euro/Singapore dollars	92	3	1.68
U.S. dollars/Turkish Lira	87	10	2.07
	$1,962	$6

At December 31, 2013, the Company had additional contracts with an aggregate notional value of $248 to purchase or sell other currencies, primarily Asian currencies, including the Singapore dollar and Malaysian ringgit, European currencies, including the Hungarian forint and Polish zloty and African currencies, including the Moroccan dirham and the Tunisian dinar. The aggregate fair value of these contracts was a loss of less than $1.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations as of December 31, 2013. Variable interest rates disclosed represent the weighted average rates at December 31, 2013.

	Year of Maturity
Debt	2014	2015	2016	2017	2018	Thereafter
Fixed rate	$70	$40	$34	$21	$706	$2,123
Average interest rate	4.7%	5.3%	5.1%	5.8%	7.1%	5.6%
Variable rate	$303	$56	$58	$68	$365
Average interest rate	2.1%	2.8%	2.3%	2.0%	2.0%

Total future payments at December 31, 2013 include $2,685 of U.S. dollar-denominated debt, $1,026 of euro-denominated debt and $133 of debt denominated in other currencies.

Crown Holdings, Inc.

The Company uses various raw materials, such as steel and aluminum in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2013, consumption of steel and aluminum represented 25% and 39%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers.
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

Aluminum, a basic raw material used by the Company, is subject to the risk of significant price fluctuations which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $379 and a fair value loss of $29. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers to manage exposure to price volatility.

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

Crown Holdings, Inc.

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

At the end of each quarter, the Company considers whether there have been any material developments that would cause it to update its asbestos accrual calculations. Absent any significant developments in the asbestos litigation environment in general or with respect to the Company specifically, the Company updates its accrual calculations in the fourth quarter of each year. The Company’s asbestos accrual is an estimate of the amounts expected to be paid over the next ten years including outstanding claims, projected future claims and legal costs. Outstanding claims used in the accrual calculation are adjusted for factors such as claims filed in those states where the Company’s liability is limited by statute, claims alleging first exposure to asbestos after 1964 which are assumed to have no value and claims which are projected will never be paid which are assumed to have a reduced or nominal value based on the length of time outstanding. Projected future claims are calculated based on actual data for the most recent five years and are adjusted to account for the expectation that a percentage of these claims will never be paid. Outstanding and projected claims are multiplied by the average settlement cost of those claims for the most recent five years.

The five year average settlement cost per claim was $12,100, $10,600 and $8,200 for 2013, 2012 and 2011, respectively. The increase in average settlement cost per claim is primarily explained as follows. Crown Cork's settlement pool continues to include a higher percentage of claims alleging serious disease (primarily mesothelioma and other malignancies) which are settled for higher amounts. In addition, claims alleging serious disease have made up a higher percentage of claims filed and therefore a higher percentage of claims projected into the future. For example, of the projected claims related to claimants alleging first exposure to asbestos before or during 1964 and filed in states that have not enacted asbestos legislation, 56%, 54% and 45% in 2013, 2012 and 2011 respectively, relate to claims alleging serious diseases.

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

In 2013, the Company recorded a charge of $32 primarily due to the impact of including an additional year of settlement and legal costs in the Company’s projection period and the impact of valuing higher levels of outstanding and projected claims, which include a higher percentage of claims alleging serious disease, at higher average settlement amounts.

If the recent trend of settling a higher percentage of claims alleging serious disease (primarily mesothelioma and other malignancies) which are settled for higher amounts continues, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company may record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2013 by $26 for the following ten-year period. A 10% increase in these two factors at the same time would increase the estimated liability at December 31, 2013 by $55 for the following ten-year period. A 10% decrease in these two factors at the same time would decrease the estimated liability at December 31, 2013 by $49 for the following ten-year period.

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

Crown Holdings, Inc.

periods and the difference between the reporting unit's fair value and carrying amount as determined in the most recent fair value calculation.

The quantitative impairment test involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on the average of the estimated fair values calculated using market values for comparable businesses and discounted cash flow projections. The Company uses an average of the two methods in estimating fair value because it believes they provide an equal probability of yielding an appropriate fair value for the reporting unit. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Under the first method of calculating estimated fair value, the Company obtains publicly available trading multiples based on the enterprise value of companies in the packaging industry whose shares are publicly traded. The Company also reviews available information regarding the multiples used in recent transactions, if any, involving transfers of controlling interests in the packaging industry. The appropriate multiple is applied to the forecasted Adjusted EBITDA (a non-GAAP item defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) of the reporting unit to obtain an estimated fair value. Under the second method, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include a no growth assumption unless there has recently been a material change in the business or a material change is forecasted. The discount rate used is based on the average weighted-average cost of capital of companies in the packaging industry, which information is available through various sources.

The terminal value at the end of five years is the product of forecasted Adjusted EBITDA at the end of the five year period and the trading multiple. The Company used an EBITDA multiple of 7.5 times in its 2013 review which was consistent with the multiple used in 2012 and is supported by recent transactions in the industry. The Company used a discount rate of 6.8% in its 2013 review which increased from the 6.5% used in 2012 due to an increase in the weighted average cost of capital of companies in the packaging industry.

The Company completed its annual review for 2013 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur. Based upon the Company’s qualitative and quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, the Company did not have any reporting unit at the end of 2013 whose fair value did not materially exceed its carrying value.

As of December 31, 2013, the estimated fair value of the European Aerosols and Specialty Packaging reporting unit, using the methods and assumptions described above, was 50% higher than its carrying value, and the reporting unit had $155 of goodwill. The maximum potential effect of weighting the two valuation methods other than equally would have been to increase or decrease the estimated fair value by $8. Assuming all other factors remain the same, a $1 change in forecasted annual Adjusted EBITDA changes the excess of estimated fair value over carrying value by $9; a change of 0.5 in the assumed EBITDA multiple changes the excess of estimated fair value over carrying value by $17; and an increase in the discount rate from 6.8% to 7.8% changes the excess of estimated fair value over carrying value by $6. Under each of these scenarios, the reporting unit's fair value exceeded its carrying value. The projections used in the Company's analysis did not assume a significant recovery in sales unit volumes in 2014 but did assume that the Company will be able to realize the anticipated savings from its recent headcount and capacity reductions. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $155 could be recorded.

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

Tax Valuation Allowance

The Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that a portion of the tax assets will not be realized. The estimate of the amount that will not be realized requires the use of assumptions concerning the Company’s future taxable income. These estimates are projected through the life of the related deferred tax assets based on assumptions that management believes are reasonable. The Company considers all sources of taxable income in estimating its

Crown Holdings, Inc.

valuation allowances, including taxable income in any available carry back period; the reversal of taxable temporary differences; tax-planning strategies; and taxable income expected to be generated in the future other than from reversing temporary differences.
Should the Company change its estimate of the amount of deferred tax assets that it would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease in tax expense in the period such a change in estimate was made. See Note W to the consolidated financial statements for additional information on the Company’s valuation allowances.

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

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $75 in 2013 and currently projects its 2014 pension expense to be $63 using foreign currency exchange rates in effect at December 31, 2013.

The rate of return assumptions are reviewed at each measurement date based on the pension plans’ investment policies, current asset allocations and an analysis of the historical returns of the capital markets.

The U.S. plan’s assumed rate of return was 8.0 % in 2013 and is 8.0% in 2014. The U.K. plan’s assumed rate of return was 5.75% in 2013 and is 6.25% in 2014. The assumed rate of return for 2014 was calculated on a similar basis to 2013 as described in Note V to the consolidated financial statements. A 0.25% change in the expected rates of return would change 2014 pension expense by approximately $11.

Discount rates were selected using a method that matches projected payouts from the plans with zero-coupon AA bond yield curves in the respective currencies. The yield curves were constructed from the underlying bond price and yield data collected as of the plans’ measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the AA bond universe, apportioned into distinct maturity groups. These individual discount rates were then converted into a single equivalent discount rate. To assure that the resulting rates can be achieved by the plan, only bonds with sufficient capacity that satisfy certain criteria and are expected to remain available through the period of maturity of the plan benefits were used to develop the discount rate. A 0.25% change in the discount rates from those used at December 31, 2013 would change 2014 pension expense by approximately $4 and postretirement expense by approximately $1. A 0.25% change in the discount rates from those used at December 31, 2013 would have changed the pension benefit obligation by approximately $156 and the postretirement benefit obligation by $4 as of December 31, 2013. See Note V to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2013, the Company had pre-tax unrecognized net losses in other comprehensive income of $1,906 related to its pension plans and a net gain of $77 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. For example, the unrecognized net loss in the Company’s pension plans included a current year loss of $28 due to actual asset returns lower than expected returns and a gain of $124 primarily due to lower discount rates at the end of 2013 compared to 2012. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2013 included charges of $126 for the amortization of unrecognized net losses, and the Company estimates charges of $113 in 2014. The unrecognized net losses in the pension plans as of December 31, 2013 include $1,040 in the U.K. defined benefit plan, $733 in the U.S defined benefit plans and $129 in the Canadian defined benefit plans. Amortizable losses in the U.K. plan are being recognized over 22 years, representing the average expected life of inactive employees as over 90% of the plan participants are inactive and the fund is closed to new participants. Amortizable losses in the U.S. plans are being recognized over the average remaining service life of active participants of 15 years. Amortizable losses in the Canadian plans are being recognized over the average remaining service life of active

Crown Holdings, Inc.

participants of 8 years. An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2014 by $10. A decrease of 10% in the number of years would increase the estimated 2014 charge by $13.

Unrecognized net losses of $77 in the Company’s other postretirement benefit plans as of December 31, 2013, primarily include $60 in the U.S. plans, with the amortizable portion being recognized over the average remaining service life of active participants of 10 years. The Company’s other postretirement benefits expense for the year ended December 31, 2013 included a loss of $10 for the amortization of unrecognized net losses, and the Company estimates losses of $8 in 2014. An increase of 10% in the number of years used to amortize the unrecognized losses in each plan would decrease the estimated charge for 2014 by $1. A decrease of 10% in the number of years would increase the estimated charge for 2014 by $1.

RECENT ACCOUNTING GUIDANCE

In March 2013, the FASB issued changes to the guidance on a parent’s accounting for cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The changes primarily clarify existing guidance regarding when cumulative translation adjustments should be released into earnings upon the occurrence of various events. The guidance, which will be effective for the Company on January 1, 2014, will be applied prospectively to future transactions and is not expected to have a material impact on the Company's financial statements.
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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to expand successfully in international and emerging markets; the Company’s ability to close the Mivisa transaction in 2014, or at all; whether the transaction will be approved by the European Commission or other competition authorities; whether the transaction will be accretive to the Company’s earnings; whether sales and profits of Mivisa will continue to grow; whether the combination of the Company and Mivisa will provide benefits to customers and shareholders; whether the operations of Mivisa can be successfully integrated into the Company’s operations; the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; the impact of the ongoing European Sovereign debt crisis; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; restrictions on the Company’s use of available cash under its debt agreements; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges), tax rates and tax laws (including with respect to taxation of unrepatriated non-U.S. earnings or as a result of the depletion of net loss carryforwards); the impact of health care reform in the U.S.; the impact of foreign trade laws and practices; the collectability of receivables; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, including in the Company’s Middle East operations, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, energy, water, inks and coatings) and the Company’s ability to pass raw material, energy and freight price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks;

Crown Holdings, Inc.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992). Based on its assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

PricewaterhouseCoopers LLP
Philadelphia, PA
March 3, 2014

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

For the Years Ended December 31	2013	2012	2011
Net sales	$8,656	$8,470	$8,644
Cost of products sold, excluding depreciation and amortization	7,180	7,013	7,120
Depreciation and amortization	134	180	176
Gross profit	1,342	1,277	1,348
Selling and administrative expense	425	382	395
Provision for asbestos	32	35	28
Provision for restructuring	46	48	77
Asset impairments and sales	(12)	(48)	6
Loss from early extinguishments of debt	41	—	32
Interest expense	236	226	232
Interest income	(5)	(7)	(11)
Foreign exchange	3	(1)	2
Income before income taxes and equity earnings	576	642	587
Provision for / (benefit from) income taxes	148	(17)	194
Equity earnings in affiliates	—	5	3
Net income	428	664	396
Net income attributable to noncontrolling interests	(104)	(105)	(114)
Net income attributable to Crown Holdings	$324	$559	$282

Earnings per common share attributable to Crown Holdings:
Basic	$2.32	$3.83	$1.86
Diluted	$2.30	$3.77	$1.83

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the Years Ended December 31	2013	2012	2011
Net income	$428	$664	$396

Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(10)	76	(54)
Pension and other postretirement benefits	126	(135)	(120)
Derivatives qualifying as hedges	(17)	40	(93)
Total other comprehensive income / (loss)	99	(19)	(267)

Total comprehensive income	527	645	129

Net income attributable to noncontrolling interests	(104)	(105)	(114)
Translation adjustments attributable to noncontrolling interests	—	(1)	(2)
Derivatives qualifying as hedges attributable to noncontrolling interests	2	(4)	6
Comprehensive income attributable to Crown Holdings	$425	$535	$19

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2013	2012
Assets
Current assets
Cash and cash equivalents	$689	$350
Receivables, net	1,064	1,057
Inventories	1,213	1,166
Prepaid expenses and other current assets	214	177
Total current assets	3,180	2,750

Goodwill	2,016	1,998
Property, plant and equipment, net	2,152	2,005
Other non-current assets	682	747
Total	$8,030	$7,500

Liabilities and equity
Current liabilities
Short-term debt	$279	$261
Current maturities of long-term debt	94	115
Accounts payable and accrued liabilities	2,547	2,146
Total current liabilities	2,920	2,522

Long-term debt, excluding current maturities	3,469	3,289
Postretirement and pension liabilities	891	1,098
Other non-current liabilities	461	462
Commitments and contingent liabilities (Note L)

Equity/(deficit)

Noncontrolling interests	285	289

Preferred stock, authorized: 30,000,000; none issued (Note O)	—	—
Common stock, par value: $5.00; authorized: 500,000,000 shares; issued:
185,744,072 shares (Note O)	929	929
Additional paid-in capital	431	668
Accumulated earnings	1,395	1,071
Accumulated other comprehensive loss	(2,513)	(2,614)
Treasury stock at par value (2013 - 47,536,183 shares; 2012 - 42,607,599 shares)	(238)	(214)
Crown Holdings shareholders’ equity/(deficit)	4	(160)
Total equity	289	129
Total	$8,030	$7,500

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the Years Ended December 31	2013	2012	2011
Cash flows from operating activities
Net income	$428	$664	396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	180	176
Provision for restructuring	46	48	77
Asset impairments and sales	(12)	(48)	6
Provision for bad debts	41	—	2
Pension expense	75	97	97
Pension contributions	(84)	(102)	(404)
Stock-based compensation	21	18	18
Deferred income taxes	50	(101)	83
Changes in assets and liabilities:
Receivables	(51)	(113)	(36)
Inventories	(45)	21	(119)
Accounts payable and accrued liabilities	246	(6)	100
Other, net	36	(37)	(17)
Net cash provided by operating activities	885	621	379
Cash flows from investing activities
Capital expenditures	(275)	(324)	(401)
Insurance proceeds	8	48	—
Acquisition of businesses, net of cash acquired	(16)	(78)	—
Proceeds from sale of businesses, net of cash sold	10	—	4
Proceeds from sale of property, plant and equipment	29	3	26
Other	(2)	(11)	(1)
Net cash used for investing activities	(246)	(362)	(372)
Cash flows from financing activities
Proceeds from long-term debt	1,083	110	1,770
Payments of long-term debt	(1,022)	(66)	(1,069)
Net change in revolving credit facility and short-term debt	18	28	(192)
Debt issue costs	(32)	—	(22)
Common stock issued	21	15	11
Common stock repurchased	(300)	(257)	(312)
Purchase of noncontrolling interests	(16)	(4)	(202)
Dividends paid to noncontrolling interests	(78)	(79)	(104)
Other	20	(1)	(9)
Net cash used for financing activities	(306)	(254)	(129)
Effect of exchange rate changes on cash and cash equivalents	6	3	1
Net change in cash and cash equivalents	339	8	(121)
Cash and cash equivalents at January 1	350	342	463
Cash and cash equivalents at December 31	$689	$350	$342

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2011	$929	$1,231	$230	$(2,333)	$(153)	$(96)	$325	$229
Net income			282			282	114	396
Other comprehensive income / (loss)				(263)		(263)	(4)	(267)
Dividends paid to noncontrolling interests							(104)	(104)
Contribution from noncontrolling interests							2	2
Restricted stock awarded		(2)			2
Stock-based compensation		18				18		18
Common stock issued		7			4	11		11
Common stock repurchased		(272)			(40)	(312)		(312)
Purchase of noncontrolling interests		(119)		6		(113)	(99)	(212)
Balance at December 31, 2011	$929	$863	$512	$(2,590)	$(187)	$(473)	$234	$(239)
Net income			559			559	105	664
Other comprehensive income / (loss)				(24)		(24)	5	(19)
Dividends paid to noncontrolling interests							(79)	(79)
Contribution from noncontrolling interests							17	17
Acquisition of business							7	7
Restricted stock awarded		(2)			2
Stock-based compensation		18				18		18
Common stock issued		11			6	17		17
Common stock repurchased		(222)			(35)	(257)		(257)
Balance at December 31, 2012	$929	$668	$1,071	$(2,614)	$(214)	$(160)	$289	$129
Net income			324			324	104	428
Other comprehensive income / (loss)				101		101	(2)	99
Dividends paid to noncontrolling interests							(93)	(93)
Restricted stock awarded		(6)			6			—
Stock-based compensation		21				21		21
Common stock issued		16			5	21		21
Common stock repurchased		(265)			(35)	(300)		(300)
Purchase of noncontrolling interests		(3)		—		(3)	(13)	(16)
Balance at December 31, 2013	$929	$431	$1,395	$(2,513)	$(238)	$4	$285	$289
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

Crown Holdings, Inc.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectability, generally focusing on those accounts that are past due or experiencing financial difficulties. The current year expense to adjust the allowance for doubtful accounts is recorded within selling and administrative expense in the consolidated statements of operations.

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

Land improvements	25
Buildings and Building Improvements	25 – 40
Machinery and Equipment	3 – 18

The Company, with the assistance of a third party appraiser, completed an evaluation of the estimated useful lives of its two-piece and three-piece can-making equipment. As a result, effective January 1, 2013, the company adjusted the estimated useful lives of its can-making equipment to reflect its current estimate of the useful lives. As a result of this change, for the year ended December 31, 2013, depreciation and amortization was lower by $49 and net income higher by $36 or $0.26 per diluted share.

Goodwill. Goodwill is carried at cost and reviewed for impairment in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Goodwill was allocated to the reporting units at the time of the acquisition based on the relative fair values of the reporting units. In assessing goodwill for impairment, the Company may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that an impairment is more likely than not, it will perform the two-step quantitative impairment test using a combination of market values for comparable businesses and discounted cash flow projections compared to the reporting unit's carrying value including goodwill. If the carrying value of a reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.

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

Taxes on Income. The provision for income taxes is determined using the asset and liability approach. Deferred taxes represent the future expected tax consequences of differences between the financial reporting and tax bases of assets and liabilities based upon enacted tax rates and laws. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Investment tax credits are accounted for using the deferral method.

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

Crown Holdings, Inc.

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

Research and Development. Net research, development and engineering costs of $36, $43 and $43 in 2013, 2012 and 2011, respectively, were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications. Certain reclassifications of prior years’ data have been made to conform to the current year presentation. As discussed further in Note S to the Company's consolidated financial statements, in the fourth quarter of 2013, the Company finalized the purchase price allocation related to its acquisition of Superior and as a result revised the presentation of certain 2012 amounts.

Recent Accounting and Reporting Pronouncements. In the first quarter of 2013, the Company adopted changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross and net information about instruments and transactions subject to an agreement similar to a master netting arrangement and eligible for offset in the statement of financial position. The disclosures are intended to enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments. Other than disclosure, these changes had no impact on the Company's consolidated financial statements. See Note R for the Company's disclosures.

In the first quarter of 2013, the Company adopted changes to the disclosure of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to present in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. Other than disclosure, these changes had no impact on the Company's consolidated financial statements. See Note B for the Company's disclosures.

In the fourth quarter of 2013, the Company elected to early adopt changes to the presentation of an unrecognized tax benefit when a net operating loss or similar tax carryforward exists. The new guidance requires that an entity net its liability for an unrecognized tax benefit against all same-jurisdiction loss or similar tax carryforwards that would apply if the unrecognized tax benefit were settled for the presumed amount at the balance sheet date. The change did not have a material impact on the Company's consolidated balance sheet and had no impact on the Company's consolidated statements of operations, comprehensive income, cash flows or changes in shareholders' equity.

Crown Holdings, Inc.

B. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income for the year ended December 31, 2013.

	Defined Benefit Plans	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$(1,954)	$(648)	$(12)	$(2,614)
Other comprehensive income (loss) before reclassifications	60	(8)	(49)	3
Amounts reclassified from accumulated other comprehensive income	66	(2)	34	98
Other comprehensive income (loss)	126	(10)	(15)	101
Balance at December 31, 2013	$(1,828)	$(658)	$(27)	$(2,513)

The following table provides information about the amounts reclassified out of accumulated other comprehensive income in 2013.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
Gains and losses on cash flow hedges
Commodities	$43	Cost of products sold
	43	Total before tax
	(11)	Provision for income taxes
	$32	Net of tax

Foreign exchange	$9	Net sales
	(7)	Cost of products sold
	2	Total before tax
	—	Provision for income taxes
	$2	Net of tax

Total gains and losses on cash flow hedges	$34

Foreign currency translation
Currency translation on disposed investment	$(2)	Asset impairments and sales
	(2)	Total before tax
	—	Provision for income taxes
	$(2)	Net of tax

Amortization of defined benefit plan items
Actuarial losses	$136	(a)
Prior service credit	(52)	(a)
	84	Total before tax
	(18)	Provision for income taxes
	$66	Net of tax

Total reclassifications for the period	$98	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net period pension and postretirement cost. See Note V for further details.

Crown Holdings, Inc.

C. Receivables

	2013	2012
Accounts receivable	$962	$922
Less: allowance for doubtful accounts	(78)	(37)
Net trade receivables	884	885
Miscellaneous receivables	180	172
	$1,064	$1,057

As of December 31, 2013, the Company has a net receivable of $25 from a European Food customer who has been experiencing financial difficulties. If the Company's expectations with respect to collectability change, the Company may need to record an additional charge in the future that could be material.

The Company uses receivables securitization facilities in the normal course of business as part of managing its cash flows. In North America, the Company has a $200 securitization facility that matures in December 2015. In Europe, the Company has a €110 ($151 at December 31, 2013) securitization facility that matures in July 2017. The Company has determined that transactions under these facilities do not qualify for sale accounting and has therefore accounted for the transactions as secured borrowings with the receivables and associated liabilities recognized in the Company’s Consolidated Balance Sheets.

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

At December 31, amounts securitized or factored were as follows:

	2013	2012
Accounted for as secured borrowings	$233	$216
Accounted for as sales	$348	$312

In 2013, 2012 and 2011, the Company recorded expenses related to securitization and factoring facilities of $10, $8 and $10 as interest expense.

Collections from customers on securitized or factored receivables and related fees and costs are included in operating activities in the Consolidated Statements of Cash Flows. Proceeds and repayments related to securitization or factoring transactions that do not qualify for sale accounting are included in financing activities in the Consolidated Statements of Cash Flows.

D. Inventories

	2013	2012
Raw materials and supplies	$645	$602
Work in process	128	128
Finished goods	440	436
	$1,213	$1,166

Crown Holdings, Inc.

E. Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2013 and 2012 were as follows:

	Americas Beverage	North America Food	European Beverage	European Food	Non-reportable Segments	Total
Balance at January 1, 2012:
Goodwill	$455	$162	$732	$1,284	$295	$2,928
Accumulated impairment losses	(29)		(73)	(724)	(150)	(976)
Net	426	162	659	560	145	1,952
Foreign currency translation	2	2	19	14	9	46

Balance at December 31, 2012:
Goodwill	457	164	751	1,298	304	2,974
Accumulated impairment losses	(29)		(73)	(724)	(150)	(976)
Net	428	164	678	574	154	1,998
Foreign currency translation	(4)	(6)	2	22	4	18

Balance at December 31, 2013:
Goodwill	453	158	753	1,320	308	2,992
Accumulated impairment losses	(29)		(73)	(724)	(150)	(976)
Net	$424	$158	$680	$596	$158	$2,016

F. Property, Plant and Equipment

	2013	2012
Buildings and improvements	$942	$923
Machinery and equipment	4,768	4,559
Land and improvements	143	167
Construction in progress	172	185
	6,025	5,834
Less: accumulated depreciation and amortization	(3,873)	(3,829)
	$2,152	$2,005

G. Other Non-Current Assets

	2013	2012
Deferred taxes	$488	$577
Debt issue costs	54	40
Investments	20	30
Fair value of derivatives	—	1
Other	120	99
	$682	$747

The investments caption includes the Company’s investments accounted for by the equity method and the cost method.

Crown Holdings, Inc.

H. Accounts Payable and Accrued Liabilities

	2013	2012
Trade accounts payable	$1,768	$1,470
Salaries, wages and other employee benefits, including pension and postretirement	164	168
Accrued taxes, other than on income	118	117
Restructuring	60	70
Accrued interest	68	47
Fair value of derivatives	58	27
Asbestos liabilities	28	25
Income taxes payable	19	12
Deferred taxes	30	15
Other	234	195
	$2,547	$2,146

I. Other Non-Current Liabilities

	2013	2012
Asbestos liabilities	$232	$231
Postemployment benefits	28	37
Income taxes payable	22	29
Deferred taxes	31	23
Environmental	12	12
Fair value of derivatives	2	3
Other	134	127
	$461	$462

Income taxes payable includes uncertain tax positions as discussed in Note W.

J. Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain of the leases contain renewal or purchase options, but the leases do not contain significant contingent rental payments, escalation clauses, rent holidays, rent concessions or leasehold improvement incentives. Under long-term operating leases, minimum annual rentals are $55 in 2014, $41 in 2015, $32 in 2016, $24 in 2017, $14 in 2018 and $55 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $9 due under non-cancelable subleases. Rental expense (net of sublease rental income) was $65, $63 and $62 in 2013, 2012 and 2011, respectively. The Company did not have any significant capital leases at December 31, 2013.

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

Crown Holdings, Inc.

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

The Company's approximate claims activity for the years ended 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Beginning claims	51,000	50,000	50,000
New claims	4,000	3,000	2,000
Settlements or dismissals	(2,000)	(2,000)	(2,000)
Ending claims	53,000	51,000	50,000

The Company's cash payments during the years ended 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Asbestos-related payments	$28	$28	$28
Settled claims payments (included in asbestos-related payments above)	21	20	20

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2013 and December 31, 2012, the Company's outstanding claims were:

	2013	2012
Claimants alleging first exposure after 1964	16,000	15,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	2,000	2,000
Other states that have enacted asbestos legislation	6,000	6,000
Other states	16,000	15,000
Total claims outstanding	53,000	51,000

Crown Holdings, Inc.

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

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2013	2012	2011
Total claims	21%	19%	18%
Pre-1964 claims in states without asbestos legislation	39%	36%	33%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2013.

As of December 31, 2013, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $260, including $221 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2023. The Company’s accrual excludes potential costs for claims beyond 2023 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

Approximately 87% of the claims outstanding at the end of 2013 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 12% were filed by plaintiffs who claim damages of less than $5; approximately 1% were filed by plaintiffs who claim damages from $5 to less than $100 (87% of whom claim damages less than $25) and 3 were filed by plaintiffs who claim damages in excess of $100.

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

Crown Holdings, Inc.

generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.

The Company has also recorded aggregate accruals of $7 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. In 2013, in connection with a favorable arbitration ruling, the Company recorded a receivable of $3 for the recovery of certain remediation costs from a third party. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

The Company's Italian subsidiaries received assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. In 2013, the Company entered into a formal agreement with the Italian tax authorities to settle these matters and as a result recorded a pre-tax charge of $20 ($14 after-tax).

In 2013, an arbitrator ruled in favor of the Company over certain environmental indemnification matters related to a prior acquisition. Under the terms of the ruling, the Company received payment of $16 and as a result recognized a pre-tax gain of $16 ($11 after-tax).

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

At December 31, 2013, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $7. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 2013, the Company also had guarantees of $39 related to the residual values of leased assets.

M.	Restructuring

The Company recorded restructuring charges as follows:

	2013	2012	2011
North America Food	5	3	3
European Food	14	15	9
European Beverage	2	—	—
Asia Pacific	1	4	—
Non-reportable segments	16	18	45
Corporate	8	8	20
	$46	$48	$77

Crown Holdings, Inc.

Restructuring charges by type are as follows:

	2013	2012	2011
Termination benefits	$35	$35	$56
Other exit costs	11	13	21
	$46	$48	$77

2011 European Division Headquarters Relocation

As of December 31, 2013, the Company incurred costs of $40 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Total
Balance at December 31, 2011	$—	$19	$19
Provisions	—	3	3
Balance at December 31, 2012	—	22	22
Provisions	—	3	3
Payments	—	(7)	(7)
Balance at December 31, 2013	$—	$18	$18

Other exit costs represent employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay the remaining costs in 2014 and 2015.

2012 European Food Actions

Through December 31, 2013, the Company incurred costs of $17 in connection with actions taken in 2012 to reduce manufacturing capacity and headcount in its European Food segment. These actions combined are expected to reduce headcount by approximately 165 and to eliminate approximately 7% of the business' capacity. The Company currently expects to incur future additional charges of $1 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $18. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

	Termination benefits	Other exit costs	Total
Balance at December 31, 2011	$10	$—	$10
Provisions	14	1	15
Payments made	(7)	(1)	(8)
Foreign currency translation	1	—	1
Balance at December 31, 2012	18	—	18
Provisions	—	2	2
Payments	(12)	(2)	(14)
Balance at December 31, 2013	$6	$—	$6

2011 and 2012 European Division Actions

Through December 31, 2013, the Company incurred costs of $67 in connection with actions taken in 2011 and 2012 to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. These actions combined are expected to reduce headcount by approximately 474 and to eliminate approximately 20% of the businesses' capacity. Due to the similar nature of these actions, the Company has combined them in the rollforward presented below. The Company currently expects to incur future additional charges of $2 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $69. The Company expects to pay the liability through 2024 as certain employees have elected to receive payout as a fixed monthly sum over 11 years. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

Crown Holdings, Inc.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at December 31, 2011	$45	$—	$45
Provisions	15	3	18
Payments made	(23)	(3)	(26)
Balance at December 31, 2012	37	—	37
Provisions	—	4	4
Payments made	(20)	(4)	(24)
Foreign currency translation	(1)	—	(1)
Balance at December 31, 2013	$16	$—	$16

2013 European Division Actions

During 2013, the Company recorded a charge of $31 related to a cost-reduction initiative to better align costs with ongoing market conditions in its European operations, primarily in its food, aerosol and specialty packaging businesses. The action is expected to result in the reduction of approximately 235 employees when completed in 2014. The Company expects to pay the liability in 2014 and does not expect to incur any additional charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at December 31, 2012	$—	$—	$—
Provision	31	—	31
Payments	(5)	—	(5)
Foreign currency translation	1	—	1
Balance at December 31, 2013	$27	$—	$27

Other

As a result of prior restructuring actions in the Company's North America food business, the Company may incur a future charge of up to $16 related to pension settlements which may be triggered as employees elect to receive lump sum distributions. The timing and amount of the charge may be impacted by the number of employees who elect to receive lump sum distributions.

N.	Asset Impairments and Sales

During 2013, the Company recognized a net gain of $12 for asset impairments and sales including $9 related to the sale of land and a building in Belgium.

During 2012, the Company recognized a net gain of $48 for asset impairments and sales including $31 related to insurance proceeds received for property damage incurred in the 2011 flooding of its beverage can plant in Thailand and a gain of $20 related to its acquisition of Superior Multi-Packaging, Ltd., as described further in Note S.

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

Crown Holdings, Inc.

O.	Capital Stock

A summary of common share activity for the years ended December 31 is as follows (in shares):

	2013	2012	2011
Common shares outstanding at January 1	143,136,473	148,449,293	155,256,791
Shares repurchased	(6,925,789)	(6,954,968)	(7,965,176)
Shares issued upon exercise of employee stock options	855,061	1,143,755	666,183
Restricted stock issued to employees, net of forfeitures	1,115,484	468,323	463,885
Shares issued to non-employee directors	26,660	30,070	27,610
Common shares outstanding at December 31	138,207,889	143,136,473	148,449,293

The share repurchases were made pursuant to authorizations from the Company's Board of Directors. In December 2012, the Company's Board of Directors authorized the repurchase of an aggregate amount of $800 of the Company's common stock through the end of 2014. This authorization supersedes the previous authorization. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of December 31, 2013, $507 of the Company's outstanding common stock may be repurchased under the authorization.

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

The Board of Directors has the authority to issue, at any time or from time to time, up to 30 million shares of preferred stock and has authority to fix the designations, number and voting rights, preferences, privileges, limitations, restrictions, conversion rights and other special or relative rights, if any, of any class or series of any class of preferred stock that may be desired, provided the shares of any such class or series of preferred stock shall not be entitled to more than one vote per share when voting as a class with holders of the Company's common stock.

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

P. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals, generally based on market conditions, as determined by the Plan Committee designated by the Company’s Board of Directors. There have been no awards of SARs.

In April 2013, the Company's shareholders approved the 2013 Stock-Based Incentive Compensation Plan (the "Plan") which allows for a total of 6.2 million shares to be issued under future awards. As of December 31, 2013, approximately 5.0 million shares are available for future awards under the Plan.

Stock-based compensation expense was as follows:

	2013	2012	2011
Stock options	$1	$5	$5
Restricted stock/deferred stock	20	12	12

Crown Holdings, Inc.

Stock Options

A summary of stock option activity follows:

		2013
	Shares		Weighted average exercise price
Options outstanding at January 1	2,556,114		$21.38
Granted	—		—
Exercised	(851,061)		21.72
Forfeited	(5,000)		23.45
Expired	(5,000)		23.45
Options outstanding at December 31	1,695,053		21.20
Options fully vested or expected to vest at December 31	1,693,076		$21.18

The following table summarizes outstanding and exercisable options at December 31, 2013:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$8.60 to $8.75	353,020	0.3	$8.61	353,020	$8.61
$13.20 to $23.19	20,500	2.9	19.50	18,500	19.10
$23.45	1,205,533	3.0	23.45	1,205,533	23.45
$23.88 to $40.01	116,000	6.6	36.41	38,000	31.32
	1,695,053	2.7	21.20	1,615,053	20.34

Outstanding stock options have a contractual term of ten years, are fixed-price and non-qualified. Options granted in 2007 or later vest over six years at 20% per year with initial vesting on the second anniversary of the grant.

Options outstanding at December 31, 2013 had an aggregate intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options as of December 31, 2013) of $40. The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $17, $27 and $15, respectively.

At December 31, 2013, options that were fully vested or expected to vest had an aggregate intrinsic value of $40 and a weighted average remaining contractual term of 2.7 years, and options exercisable had an aggregate intrinsic value of $39 and a weighted average remaining contractual term of 2.5 years. Also at December 31, 2013, there was $1 of unrecognized compensation expense related to outstanding nonvested stock options with a weighted average recognition period of 3.2 years.

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

There were no stock option grants in 2013 or 2012. The fair value of stock option grants during 2011 were estimated using the following weighted average assumptions:

2011
Risk-free interest rate	2.4%
Expected life of option (years)	6.8
Expected stock price volatility	31.7%
Expected dividend yield	0.0%

Crown Holdings, Inc.

The weighted average grant-date fair values for options granted during 2011 were $14.98.

The Company has assumed an annual forfeiture rate of between three and six percent in each year based on historical data of the forfeiture of nonvested stock options through the termination of service by plan participants.

Restricted and Deferred Stock

Annually the Company awards shares of restricted stock to certain senior executives in the form of time-vested restricted stock and performance-based shares. The restricted stock vests ratably over three years on the anniversary date of the award. The performance-based shares cliff vest at the end of three years on the anniversary date of the award. The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded and will be settled in shares of common stock. The market performance criteria is the Company’s Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies. Participants who terminate employment because of retirement, disability or death receive accelerated vesting of their time-vested awards to the date of termination. However, performance-based awards, for such participants, will not be issued until the original vesting date.

In May 2013, the Company issued a general award of 0.7 million shares of time-vesting restricted stock and 0.5 million shares of time-vesting deferred stock which vest ratably over 4 years commencing in 2015. The Company has assumed an initial annual forfeiture rate of 5 percent

A summary of restricted and deferred stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2013	898,190
Awarded:
Time-vesting, net of forfeitures	1,275,078
Performance-based	243,251
Performance-based – achieved 141% level (grant-date fair value of $37.91)	93,755
Released:
Time-vesting shares awarded in 2010 through 2012	(144,623)
Performance-based shares awarded in 2010	(229,624)
Performance-based awards – achieved 141% level	(93,755)
Non-vested shares outstanding at December 31, 2013	2,042,272

The average grant-date fair value of restricted stock awarded in 2013, 2012 and 2011 follows:

	2013	2012	2011
Time-vested restricted stock	$43.19	$33.75	$33.70
Performance-based shares	$36.75	$39.52	$41.69
Deferred stock	$43.79

The fair values of the performance-based shares awarded were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	0.3%	0.4%	1.0%
Expected term (years)	3	3	3
Expected stock price volatility	22.4%	27.8%	37.9%

During 2013, the Company issued 93,755 additional performance-based shares under its 2010 award because it exceeded the target level (100%) of performance-based shares, established on the original date of the related award, by 41%. These shares were issued without restriction.

At December 31, 2013, unrecognized compensation cost related to outstanding restricted stock was $51. The weighted average period over which the expense is expected to be recognized is 3.3 years. The aggregate market value of the shares released and issued on the vesting dates was $18.

Crown Holdings, Inc.

The Company maintains a Stock-Based Compensation Plan for Non-Employee Directors. Under the plan a portion of the non-employee directors' quarterly compensation is provided in the form of restricted stock. During 2013, $1 of stock-based compensation was recognized under this plan.

Q.	Debt
.

	2013	2012
Short-term debt
Receivables securitization	$205	$203
Bank loans/overdrafts/factoring	74	58
Total short-term debt	$279	$261
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$103	$45
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2018	220	550
Euro (€110 at December 31, 2013) at EURIBOR plus 1.75% due 2018	151	362
Senior notes and debentures:
U.S. dollar 7.625% due 2017	—	400
Euro (€500 at December 31, 2013) 7.125% due 2018	688	659
U.S. dollar 6.25% due 2021	700	700
U. S. dollar 4.50% due 2023	1,000	—
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies
Fixed rate with rates in 2013 from 1.0% to 8.5% due through 2020	180	157
Variable rate with average rates in 2013 from 2.4% to 6.1% through 2018	109	126
Unamortized discounts	(2)	(9)
Total long-term debt	3,563	3,404
Less: current maturities	(94)	(115)
Total long-term debt, less current maturities	$3,469	$3,289

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $3,645 at December 31, 2013 and $3,603 at December 31, 2012.

The weighted average interest rates were as follows:

	2013	2012	2011
Short-term debt	1.9%	1.9%	2.5%
Revolving credit facilities	3.6%	3.5%	3.6%

Aggregate maturities of long-term debt for the five years subsequent to 2013, excluding unamortized discounts, are $94, $97, $92, $89 and $1,071, respectively. Cash payments for interest during 2013, 2012 and 2011 were $199, $205 and $203, respectively.

In January 2013, the Company issued $1,000 principal amount of 4.5% senior unsecured notes due 2023. The Company paid $15 in issuance costs that will be amortized over the term of the debt. In connection with the issuance, the Company redeemed all of its outstanding $400 senior notes due 2017 and repaid $500 of indebtedness under its senior secured term loan facilities.
In December 2013, the Company entered into a new credit agreement which provides for a $1,200 revolving credit facility, a $220 Term Loan A facility, a €110 ($151 at December 31, 2013) Term Euro facility, a $580 Delayed Draw Term Loan A Facility, a €590  ($812 at December 31, 2013) Delayed Draw Term Euro Facility and a $362 Farm Credit Facility. The Delayed Draw Term Loan A Facility, the Delayed Draw Term Euro Facility and the Farm Credit Facility are subject to consummation of the Mivisa acquisition discussed in Note S. The maturity date for the facilities, other than the Farm Credit Facility, is December 19, 2018. The maturity date for the Farm Credit Facility is December 19, 2019.
The Company used proceeds from the facilities to repay borrowings under its previous credit facility and term loans.

Crown Holdings, Inc.

In connection with the above transactions, the Company recorded a loss from early extinguishment of debt of $41, including $23 for premiums paid, $12 for the write off of deferred financing fees and $6 for the write off of unamortized discounts.

The revolving credit facilities include provisions for letters of credit up to $210 that reduce the amount of borrowing capacity otherwise available. At December 31, 2013, the Company’s available borrowing capacity under the credit facilities was $1,057, equal to the facilities’ aggregate capacity of $1,200 less $103 of borrowings and $40 of outstanding letters of credit. The interest rate on the facilities can vary from LIBOR or EURIBOR plus a margin of 1.50% up to 2.00% based on the Company's total net leverage ratio plus a 0.25% facing fee on letters of credit. The term loans bear interest of LIBOR or EURIBOR plus 1.75%. The revolving credit facilities and term loans contain financial covenants including an interest coverage ratio and a total net leverage ratio.

In January 2011, the Company sold $700 principal amount of 6.25% senior notes due 2021. The notes were issued at par by Crown Americas LLC and Crown Americas Capital Corp. III, each a subsidiary of the Company, and are unconditionally guaranteed by the Company and substantially all of its U.S. subsidiaries. The Company paid $11 in issue costs that will be amortized over the term of the debt.

In 2011, the Company recorded a loss from early extinguishments of debt of $32 including $27 for premiums paid and $5 for the write off of deferred financing fees in connection with the following transactions.

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

Crown Holdings, Inc.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2013 mature between one and thirty-four months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
Derivatives in cash flow hedges	2013	2012	2013	2012

Foreign exchange	$(5)	$—	$(2)	$—	(1)
Commodities	(44)	(82)	(32)	(46)	(2)
Total	$(49)	$(82)	$(34)	$(46)

(1) Within the Statement of Operations for the twelve months ended December 31, 2013, a gain of $7 was recognized in cost of products sold and a loss of $9 was recognized in net sales. During the twelve months ended December 31, 2012, a gain of $14 was recognized in cost of products sold and a loss of $14 recognized in net sales.

(2) Within the Statement of Operations for the twelve months ended December 31, 2013, a loss of $43, including a reduction of $2 for ineffectiveness, was recognized in cost of products sold and a tax benefit of $11 was recognized in income tax expense. During the twelve months ended December 31, 2012, a gain of $60, including $3 of ineffectiveness, was recognized in cost of products sold and a tax charge of $14 was recognized in income tax expense.

For the twelve-month period ending December 31, 2014, a net loss of $32 ($25, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the twelve months ended December 31, 2013 and 2012 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the twelve months ended December 31, 2013.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a gain of less than $1 for the twelve months ended December 31, 2013 and a gain of $4 for the twelve months ended December 31, 2012. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $4 for the twelve months ended December 31, 2013 and a gain of $2 for the same period in 2012. These adjustments were reported within translation and foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, respectively.

Derivative Assets	Balance Sheet Classification	Fair Value Hierarchy	December 31, 2013	December 31, 2012
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$29	$5
Commodities	Other current assets	1	—	5
Commodities	Other non-current assets	1	—	1
Derivatives not designated as hedges:
Foreign exchange	Other current assets	2	8	11
	Total		$37	$22

Derivative Liabilities	Balance Sheet Classification
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$30	$6
Commodities	Accounts payable and accrued liabilities	1	27	17
Commodities	Other non-current liabilities	1	2	3
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	1	4
	Total		$60	$30

Crown Holdings, Inc.

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

	Gross Amounts Recognized in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
Balance at December 31, 2013
Derivative Assets	37	2	35
Derivative Liabilities	60	2	58

Balance at December 31, 2012
Derivative Assets	22	7	15
Derivative Liabilities	30	7	23

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012 were:

	December 31, 2013	December 31, 2012
Derivatives in cash flow hedges:
Foreign exchange	$724	$471
Commodities	379	434
Derivatives in fair value hedges:
Foreign exchange	128	105
Derivatives not designated as hedges:
Foreign exchange	675	924

S. Acquisitions

Pending Acquisition

On October 30, 2013, the Company entered into an agreement (the “Purchase Agreement”) to acquire Mivisa Envases, S.A.U. (“Mivisa”), a leading Spanish manufacturer of two- and three-piece food cans and ends, from certain investment funds managed by affiliates of The Blackstone Group L.P., N+1 Mercapital and management. The Company will pay €500 ($688 at December 31, 2013) plus €5.5 ($7.6 at December 31, 2013) per month from June 30, 2013 to closing to acquire the equity of Mivisa and will assume €700 ($963 at December 31, 2013) of pre-acquisition debt which it will repay at closing. The Purchase Agreement reflects a “locked box” approach, such that the Company will acquire Mivisa with economic effect from June 30, 2013.

The Company has obtained debt financing commitments for the transaction as described in Note Q to the consolidated financial statements. The aggregate proceeds from the commitments, together with available cash on hand, will be sufficient for the Company to pay the purchase price and related fees and expenses.

The acquisition, which is subject to review by the European Commission and competition authorities in other jurisdictions, is expected to close in 2014. If necessary to obtain approval of the transaction from relevant competition authorities, the Company has agreed to certain divestiture and other commitments principally related to the Company’s food can operations. The Company has agreed to pay a transaction payment of €41 ($56 at December 31, 2013) if (i) the transaction is not consummated prior to September 5, 2014; (ii) if the European Commission determines that the transaction is impermissible; or (iii) subject to the satisfaction of certain conditions, the Purchase Agreement is terminated due to the breach by either party of its material obligations with respect to the application for antitrust approvals, in each case only if Seller is not in material breach of any of its material obligations and such breach has resulted in a required antitrust approval not being obtained.

Crown Holdings, Inc.

The Purchase Agreement permits the Company and Seller to terminate the Purchase Agreement under certain circumstances, including, among others, (i) by mutual agreement of the Company and Seller; (ii) by either party if the other breaches any of its material obligations with respect to the antitrust approval process; (iii) by either party if the European Commission determines that the transaction is impermissible; and (iv) by either party upon notice to the other after September 5, 2014 (but only if such party is not in material breach of its material obligations under the Purchase Agreement at the time of such notice).

For its fiscal year ended June 30, 2013, Mivisa had sales of approximately €555 ($764 at December 31, 2013).

Recently Completed Acquisitions

In the fourth quarter of 2013, the Company paid $16 to acquire a food can production business in Turkey. The purchase price was allocated entirely to fixed assets.

In the fourth quarter of 2012, the Company completed the following acquisitions:

The Company established a joint venture to acquire shares of Superior Multi-Packaging, Ltd., (“Superior”) a listed company on the Singapore exchange with operations in China, Singapore and Vietnam through a tender offer.  The Company's partner in the joint venture contributed its existing shares in Superior to the joint venture and the Company paid $20 to acquire additional shares.  Upon completion of the tender offer, the joint venture owned approximately 85% of the shares of Superior. As of December 31, 2013, the joint venture owns approximately 96% of the shares of Superior.

The Company has consolidated both the joint venture and Superior in its financial statements.  In 2013, Superior had net sales of $132 and in 2012 had net sales of $126 of which $8 was generated post-acquisition and is included in the Company's net sales.

As initially reported at December 31, 2012, the Company's preliminary purchase price allocation included $9 to cash, $39 to receivables, $22 to inventory, $39 to fixed assets, $28 to debt, $23 to accounts payable and accrued liabilities and $7 to non-controlling interests. The fair value of the non-controlling interest that remained publicly traded was determined based on the acquisition date share price. In the fourth quarter of 2013, the Company finalized its purchase price allocation and allocated an additional $10 to fixed assets, $1 to accounts payable, $3 to deferred income taxes and $4 to non-controlling interests.
Although the price paid to acquire the public shares of Superior was at a premium to its then trading price, the fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. As a result, the Company initially recognized a bargain purchase gain of $14 included in asset impairments and sales in the consolidated statements of operations. Upon finalization of the Company's purchase price allocation, the Company recognized an additional bargain purchase gain of $6 in asset impairments and sales in the consolidated statements of operations. Net income attributable to noncontrolling interests includes $11 of bargain purchase gain allocated to the Company's joint venture partner.
In accordance with the applicable accounting standards, 2012 amounts have been revised to account for the final purchase price allocation adjustments described above.
The Company believes that the acquisition resulted in a gain because Superior has underperformed in recent years. Consequently, the Company reassessed the recognition and measurement of the assets acquired and liabilities assumed and concluded that its purchase price allocation was appropriate.
The Company paid $38 to acquire a beverage can and end production business in Vietnam.  The purchase price was allocated entirely to fixed assets.
The Company paid $29 to acquire a food can production business in the U.S. The purchase price was allocated $25 to customer contracts, $3 to fixed assets and $1 to inventory. The customer contracts will be amortized on a straight-line basis over the life of the contracts.

T.	Noncontrolling interests

In 2013, the Company paid an aggregate of $16 to increase its ownership interests in non-wholly owned subsidiaries in Asia.

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

Crown Holdings, Inc.

The accounting guidance requires changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value to be accounted for as equity transactions. The effect on net income attributable to the Company had the purchases of noncontrolling interests been recorded through net income is as follows:

	2013	2012	2011
Net income attributable to Crown Holdings	$324	$559	$282
Transfers to noncontrolling interests – Decrease in paid-in-capital for purchase of noncontrolling interests	(3)	—	(119)
Net income attributable to Crown Holdings after transfers to noncontrolling interests	$321	$559	$163

U.	Earnings Per Share

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

	2013	2012	2011
Net income attributable to Crown Holdings	$324	$559	$282
Weighted average shares outstanding:
Basic	139.5	146.1	151.7
Add: dilutive stock options and restricted stock	1.2	2.3	2.6
Diluted	140.7	148.4	154.3
Basic EPS	$2.32	$3.83	$1.86
Diluted EPS	$2.30	$3.77	$1.83

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.	0.1	0.1	0.1

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

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S. Plans	2013	2012	2011
Service cost	$15	$12	$11
Interest cost	62	69	72
Expected return on plan assets	(99)	(94)	(80)
Amortization of actuarial loss	55	56	47
Amortization of prior service cost	1	—	3
Net periodic cost	$34	$43	$53

Crown Holdings, Inc.

Non-U.S. Plans	2013	2012	2011
Service cost	$24	$26	$27
Interest cost	138	153	161
Expected return on plan assets	(176)	(186)	(196)
Settlements	(2)	—	—
Amortization of actuarial loss	71	61	50
Amortization of prior service cost/(credit)	(14)	—	2
Net periodic cost	$41	$54	$44

The non-U.S. pension expense excludes $4 of cost attributable to plan curtailments and settlements that was recorded in restructuring expense in 2013.

Additional pension expense of $5 was recognized in each of 2013, 2012 and 2011 for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company's U.S. and Non-U.S. plans is as follows:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Projected Benefit Obligations
Benefit obligations at January 1	$1,609	$1,502	$3,572	$3,256
Service cost	15	12	24	26
Interest cost	62	69	138	153
Plan participants’ contributions	—	1	4	5
Amendments	2	2	(1)	(108)
Actuarial (gain) / loss	(122)	131	46	279
Benefits paid	(112)	(108)	(189)	(181)
Foreign currency translation	—	—	57	142
Benefit obligations at December 31	$1,454	$1,609	$3,651	$3,572
Plan Assets
Fair value of plan assets at January 1	$1,292	$1,172	$3,116	$2,894
Actual return on plan assets	162	195	85	201
Employer contributions	7	32	77	70
Plan participants’ contributions	—	1	4	5
Benefits paid	(112)	(108)	(189)	(181)
Foreign currency translation	—	—	42	127
Fair value of plan assets at December 31	$1,349	$1,292	$3,135	$3,116

Funded Status	$(105)	$(317)	$(516)	$(456)

Accumulated benefit obligations at December 31	$1,423	$1,575	$3,488	$3,427

During 2012, the Company eliminated discretionary enhanced early retirement benefits for certain active employees participating in its U.K. plan.

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows:

U.S.	2013	2012
Projected benefit obligations	$1,454	$1,609
Accumulated benefit obligations	1,423	1,575
Fair value of plan assets	1,349	1,292

Crown Holdings, Inc.

Non-U.S.	2013	2012
Projected benefit obligations	$3,318	$3,559
Accumulated benefit obligations	3,187	3,427
Fair value of plan assets	2,800	3,104

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

The Company’s investment strategy in its U.K. plan, the largest non-U.S. plan, is designed to achieve a funding level of 100% within the next 15 years by targeting an expected return of 2.0% annually in excess of the expected growth in the liabilities. The company seeks to achieve this return with a risk level commensurate with a 5% chance of the funding level falling between 5% and 9% in any one year. The strategic ranges for asset allocation in the U.K. plan are as follows:

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

Crown Holdings, Inc.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and their placement within the fair value hierarchy.
The levels assigned to the defined benefit plan assets as of December 31, 2013 and 2012 are summarized in the tables below:

	2013
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$68	$125	$193
Global large cap equity	—	76	76
U.S. large cap equity	170	50	220
U.S. mid/small cap equity	257	16	273
Mutual funds – global equity	214	—	214
Mutual funds – U.S. equity	93	—	93
Mutual funds – fixed income	147	—	147
	949	267	1,216
Level 2
Government issued debt securities	50	504	554
Corporate debt securities	103	133	236
Asset backed securities	11	7	18
Structured debt	2	685	687
Insurance contracts	—	12	12
Derivatives	—	64	64
Investment funds – fixed income	16	442	458
Investment funds – global equity	—	317	317
Investment funds – emerging markets	40	157	197
	222	2,321	2,543
Level 3
Investment funds – real estate	47	88	135
Hedge funds	75	150	225
Private equity	37	298	335
Real estate – direct	17	5	22
	176	541	717
Total	$1,347	$3,129	$4,476

Crown Holdings, Inc.

	2012
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$92	$158	$250
Global large cap equity	—	62	62
U.S. large cap equity	146	37	183
U.S. mid/small cap equity	246	14	260
Mutual funds – global equity	183	—	183
Mutual funds – U.S. equity	88	—	88
Mutual funds – fixed income	138	—	138
	893	271	1,164
Level 2
Government issued debt securities	59	542	601
Corporate debt securities	95	162	257
Asset backed securities	3	4	7
Structured debt	7	628	635
Insurance contracts	—	13	13
Derivatives	—	98	98
Investment funds – fixed income	14	404	418
Investment funds – global equity	—	257	257
Investment funds – emerging markets	43	174	217
	221	2,282	2,503
Level 3
Investment funds – real estate	42	88	130
Hedge funds	70	144	214
Private equity	48	321	369
Real estate – direct	16	5	21
	176	558	734
Total	$1,290	$3,111	$4,401

Accrued income excluded from the table above is as follows:

	2013	2012
U.S. plan assets	2	2
Non-U.S. plan assets	6	5
Plan assets include $150 and $124 of the Company’s common stock at December 31, 2013 and 2012, respectively.

Crown Holdings, Inc.

The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge funds	Private equity	Real Estate	Total
Balance at January 1, 2012	$284	$385	$108	$777
Foreign currency translation	7	14	4	25
Asset returns – assets held at reporting date	6	(39)	14	(19)
Asset returns – assets sold during the period	18	49	4	71
Purchases, sales and settlements, net	(101)	(40)	21	(120)
Balance at December 31, 2012	214	369	151	734
Foreign currency translation	3	7	1	11
Asset returns – assets held at reporting date	8	(11)	7	4
Asset returns – assets sold during the period	7	43	1	51
Purchases, sales and settlements, net	(7)	(73)	(3)	(83)
December 31, 2013	$225	$335	$157	$717

Pension assets/(liabilities) included in the Consolidated Balance Sheets were:

	2013	2012
Non-current assets	$21	$—
Current liabilities	7	9
Non-current liabilities	635	764

The Company’s current liability at December 31, 2013, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2014 employer contributions are $77 for the Company’s pension plans.

Changes in the net loss and prior service cost/(credit) for the Company’s pension plans were:

	2013		2012		2011
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$2,619	$(102)	$2,382	$4	$2,135	$9
Reclassification to net periodic benefit cost	(130)	13	(117)	—	(97)	(5)
Current year loss/(gain)	(47)	(1)	295	—	358	—
Amendments	—	—	—	(106)	—	(1)
Foreign currency translation	24	(4)	59	—	(14)	1
Balance at December 31	$2,466	$(94)	$2,619	$(102)	$2,382	$4
The estimated portions of the net losses and net prior service that are expected to be recognized as components of net periodic benefit cost in 2014 are $113 and $(14).

Expected future benefit payments as of December 31, 2013 were:

	U.S. plans	Non-U.S. plans
2014	$109	$192
2015	140	195
2016	107	203
2017	112	208
2018	104	214
2019 - 2023	507	1,127

Crown Holdings, Inc.

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S.	2013	2012	2011
Discount rate	4.8%	4.0%	4.8%
Compensation increase	3.0%	3.0%	3.0%

Non-U.S.	2013	2012	2011
Discount rate	4.4%	4.1%	4.7%
Compensation increase	3.2%	2.8%	3.3%
The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S.	2013	2012	2011
Discount rate	4.0%	4.8%	5.1%
Compensation increase	3.0%	3.0%	3.0%
Long-term rate of return	8.00%	8.00%	8.75%

Non-U.S.	2013	2012	2011
Discount rate	4.1%	4.7%	5.4%
Compensation increase	2.8%	3.3%	3.3%
Long-term rate of return	6.0%	6.4%	7.0%
The expected long-term rates of return are determined at each measurement date based on a review of the actual plan assets, the target allocation, and the historical returns of the capital markets.
The U.S. plan’s 2013 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 9.8% for equity securities and alternative investments, and 4.0% for debt securities and real estate. The rate of return used for equity securities and alternative investments was based on the total return of the S&P 500 for the 25 year period ended December 31, 2012. The Company believes that the equity securities included in the S&P 500 are representative of the equity securities and alternative investments held by its U.S. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns. The rate of return used for debt securities is consistent with the U.S. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities. The underlying debt securities in the plan are primarily invested in various corporate and government agency securities and are benchmarked against returns on AA corporate bonds.
The U.K. plan’s 2013 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 9.8% for equity securities and alternative investments, and 4.1% for debt securities and real estate. Equity securities in the U.K. plan as of December 31, 2012 were allocated approximately 41% to U.S. securities, 26% to securities in developed European countries, and 33% to securities in emerging markets. The assumed rate of return for equity securities and alternative investments represents the weighted average 25 year return of equity securities in these markets. The Company believes that the equity securities included in the related market indexes are representative of the equity securities and alternative investments held by its U.K. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns.

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

Crown Holdings, Inc.

The components of net postretirement benefits cost were as follows:

Other Postretirement Benefits	2013	2012	2011
Service cost	$3	$3	$8
Interest cost	13	16	20
Amortization of prior service credit	(39)	(44)	(36)
Amortization of actuarial loss	10	14	13
Net periodic (benefit) / cost	$(13)	$(11)	$5
Changes in the benefit obligations were:

	2013	2012
Benefit obligations at January 1	$352	$337
Service cost	3	3
Interest cost	13	16
Amendments	(18)	—
Actuarial loss/(gain)	(49)	16
Benefits paid	(22)	(22)
Foreign currency translation	(5)	2
Benefit obligations at December 31	$274	$352

Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2013		2012		2011
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$157	$(269)	$157	$(313)	$174	$(242)
Reclassification to net periodic benefit cost	(10)	39	(14)	44	(13)	36
Current year (gain)/loss	(49)	—	16	—	(3)	—
Amendments	—	(18)	—	—	—	(107)
Foreign currency translation	(1)	2	(2)	—	(1)	—
Balance at December 31	$97	$(246)	$157	$(269)	$157	$(313)
The estimated portions of the net losses and prior service credits that are expected to be recognized as components of net periodic benefit cost/(credit) in 2014 are $8 and $(32).
In 2013, a non-U.S. plan was amended to eliminate certain health coverage benefits. In 2011, the U.S. plans were amended to, among other things, eliminate health coverage for retirees who are not yet eligible for Medicare.

Expected future benefit payments, as of December 31, 2013, net of expected Medicare Part D subsidies of $6 in the aggregate were:

Benefit Payments
2014	$21
2015	21
2016	20
2017	20
2018	20
2019 - 2023	92

Crown Holdings, Inc.

The assumed health care cost trend rates at December 31, 2013 are as follows:

Health care cost trend rate assumed for next year	5.8%
Rate that the cost trend rate gradually declines to	4.4%
Year that the rate reaches the rate it is assumed to remain	2020

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
	Increase	Decrease
Effect on total service and interest cost	$2	$2
Effect on postretirement benefit obligation	$20	$17
Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2013	2012	2011
Benefit obligations	4.8%	4.1%	4.9%
Cost	4.1%	4.9%	5.1%

Other Comprehensive Income. Amounts recorded in other comprehensive income were net of tax as follows:

	2013	2012	2011
Amortization of net loss and prior service cost	$18	$19	$18
Net loss and prior service cost adjustments arising in the current year	(39)	60	52

Employee Savings Plan. The Company sponsors the Savings Investment Plan which covers substantially all domestic salaried employees who are at least 21 years of age. The Company matches up to 50% of 3% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2013 and 2012 were 26,777 and 31,598, respectively, and the Company’s contributions were less than $1 in both years.

W.	Income Taxes

The components of income before income taxes and equity earnings were as follows:

	2013	2012	2011
U.S.	$116	$127	$66
Foreign	460	515	521
	$576	$642	$587

Crown Holdings, Inc.

The provision for income taxes consisted of the following:

	2013	2012	2011
Current tax:
U.S. federal	11	—	—
State and foreign	$87	$84	$111
	$98	$84	$111
Deferred tax:
U.S. federal	$41	$(131)	$69
State and foreign	9	30	14
	50	(101)	83
Total	$148	$(17)	$194

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2013	2012	2011
U.S. statutory rate at 35%	$203	$223	$205
Tax on foreign income	(53)	(70)	(50)
Valuation allowance	1	56	(19)
Tax law changes	11	2	(4)
Other items, net	(14)	(228)	62
Income tax provision	$148	$(17)	$194

The other items caption in 2012 includes an income tax benefit of $213, before valuation allowance as described below, primarily related to the recognition of previously unrecognized U.S. foreign tax credits.

In 2012, the Company committed to a formal repatriation plan, including certain steps that were completed with the filing of its 2011 U.S. income tax return, which allowed it to claim certain foreign tax credits on its 2012 income tax return. The Company's plan involved finalization of earnings and profits in certain foreign subsidiaries, evaluation of expiring U.S. tax law provisions and anticipated utilization of existing net operating loss and foreign tax credit carryforwards.

In connection with the action, the Company amended its 2003 U.S. income tax return to claim foreign taxes paid as a credit rather than as a tax deduction. In 2012, the Company recorded a valuation allowance of $38 against certain of these credits that expire in 2013 which, at the time, the Company did not believe were more likely than not to be realized prior to expiration. In 2013, the Company identified additional tax planning actions which allowed it to accelerate taxable income into 2013 and as a result released $16 of valuation allowance. The release was offset by additional valuation allowances recorded in jurisdictions where the Company does not believe it is more likely than not it will realize the benefit.

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

The Company has certain income tax incentives in Brazil which allow it pay reduced income taxes. The tax incentives expire at various dates beginning in 2016. These incentives increased net income attributable to the Company by $11 in both 2012 and 2013.

The Company paid taxes of $114, $92 and $107 in 2013, 2012 and 2011, respectively.

Crown Holdings, Inc.

The components of deferred taxes at December 31 are:

	2013		2012
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$640	$—	$744	$—
Postretirement and postemployment benefits	107	—	130	—
Pensions	150	1	246	10
Property, plant and equipment	13	111	7	114
Asbestos	98	—	97	—
Accruals and other	120	123	86	140
Valuation allowances	(343)	—	(400)	—
Total	$785	$235	$910	$264
At December 31, 2013 and 2012, $123 and $104 of deferred tax assets were included in prepaid expenses and other current assets.
Tax loss and credit carryforwards expire as follows:

2014	$24
2015	23
2016	13
2017	32
2018	32
Thereafter	368
Unlimited	148

Tax loss and credit carryforwards expiring after 2018 include $181 of state tax loss carryforwards. The unlimited category includes $101 of French tax loss carryforwards. The tax loss carryforwards presented above exclude $55 of U.S. windfall tax benefits that will be recorded in additional paid-in capital when realized.

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

The Company’s valuation allowances at December 31, 2013 include $162 in the U.S., $94 in France, $55 in Canada and $15 in Belgium.

The Company’s valuation allowance in the U.S. relates to state tax loss carryforwards that the Company does not believe are more likely than not to be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including expiration dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return.

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

The Company’s valuation allowance in Belgium is primarily for tax loss carryforwards in a dormant entity that do not expire but the Company does not believe at this time it will be able to utilize the loss carryforwards.

Crown Holdings, Inc.

At December 31, 2013, the Company had a net deferred tax asset of $14 in a Spanish food can business for which a valuation allowance was not recorded because the Company believes, based on current circumstances, that it is more likely than not to realize the benefit. However, the Company is considering certain planning actions in connection with its planned acquisition of Mivisa which, if implemented, may require the Company to record a valuation allowance in the future.

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

The Company has not provided deferred taxes on $639 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company would be subject to incremental tax. It is not practicable to estimate the amount of tax that might be payable.

A reconciliation of unrecognized tax benefits for 2013, 2012 and 2011 follows.

	2013	2012	2011
Balance at January 1	$35	$37	$37
Additions for current year tax positions	—	—	8
Reductions to prior period tax positions	—	—	(5)
Lapse of statute of limitations	(5)	(3)	(2)
Foreign currency translation	1	1	(1)
Balance at December 31	$31	$35	$37

The Company’s reserves as presented primarily include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses and exclude $2 of penalties as of December 31, 2013. The total interest and penalties recorded in the statement of operations was less than $1 in each of the last three years.

The unrecognized tax benefits as of December 31, 2013 include $26 that, if recognized, would affect the effective tax rate. The remaining balance would have no effect due to valuation allowances in certain jurisdictions. The Company’s unrecognized tax benefits are expected to increase in the next twelve months as it continues its current transfer pricing policies, and are expected to decrease as open tax years lapse or claims are settled. The Company is unable to estimate a range of reasonably possible changes in its unrecognized tax benefits in the next twelve months as it is unable to predict when, or if, the tax authorities will commence their audits, the time needed for the audits, and the audit findings that will require settlement with the applicable tax authorities, if any.

The tax years that remained subject to examination by major tax jurisdiction as of December 31, 2013 were 2005 and subsequent years for France; 2006 and subsequent years for Spain and the U.K.; 2009 and subsequent years for Germany and Italy; 2010 and subsequent years for the U.S. and Canada. In addition, tax authorities in certain jurisdictions may examine earlier years when tax carryforwards that were generated in those years are subsequently utilized.

X.	Segment Information

The Company’s business is organized geographically within three divisions, Americas, Europe and Asia Pacific. Within the Americas and European divisions, the Company has determined that it has the following reportable segments organized along a combination of product lines and geographic areas: Americas Beverage and North America Food within the Americas, and European Beverage and European Food within Europe. Within the Asia Pacific division, the Company has aggregated its beverage and non-beverage operations into a single reportable segment based on similar economic and qualitative characteristics.
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

Crown Holdings, Inc.

The tables below present information about operating segments for the three years ended December 31, 2013, 2012 and 2011:

2013		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,289	$61	$1,588	$35	$76	$327
North America Food	845	10	457	10	5	119
European Beverage	1,731	1	1,605	26	24	257
European Food	1,751	76	1,500	16	28	144
Asia Pacific	1,189	—	1,277	33	110	133
Total reportable segments	7,805	148	6,427	120	243	$980

Non-reportable segments	851	113	633	8	21
Corporate and unallocated items	—	—	970	6	11
Total	$8,656	$261	$8,030	$134	$275

2012		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,274	$68	$1,504	$48	$52	$311
North America Food	876	9	500	13	7	146
European Beverage	1,653	13	1,593	42	25	217
European Food	1,793	96	1,464	29	26	180
Asia Pacific	979	—	1,147	27	181	137
Total reportable segments	7,575	186	6,208	159	291	$991

Non-reportable segments	895	128	611	15	24
Corporate and unallocated items	—	—	681	6	9
Total	$8,470	$314	$7,500	$180	$324

2011		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,273	$71	$1,445	$44	$126	$302
North America Food	889	14	504	14	7	146
European Beverage	1,669	2	1,578	43	61	210
European Food	1,999	109	1,531	33	26	239
Asia Pacific	861	—	757	20	154	125
Total reportable segments	7,691	196	5,815	154	374	$1,022

Non-reportable segments	$953	196	593	15	17
Corporate and unallocated items	—	—	460	7	10
Total	$8,644	$392	$6,868	$176	$401

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Crown Holdings, Inc.

“Corporate and unallocated items” includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three years ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
Segment income of reportable segments	$980	$991	$1,022
Segment income of non-reportable segments	102	98	139
Corporate and unallocated items	(165)	(194)	(208)
Provision for asbestos	(32)	(35)	(28)
Provision for restructuring	(46)	(48)	(77)
Asset impairments and sales	12	48	(6)
Loss from early extinguishments of debt	(41)	—	(32)
Interest expense	(236)	(226)	(232)
Interest income	5	7	11
Foreign exchange	(3)	1	(2)
Income before income taxes and equity earnings	$576	$642	$587

For the three years ended December 31, 2013, 2012 and 2011, intercompany profit of $2, $5 and $7 was eliminated within segment income of non-reportable segments.

For the three years ended December 31, 2013, 2012 and 2011, no one customer accounted for more than 10% of the Company's consolidated net sales.

Sales by major product were:

	2013	2012	2011
Metal beverage cans and ends	$4,824	$4,649	$4,532
Metal food cans and ends	2,339	2,425	2,614
Other metal packaging	1,211	1,244	1,373
Other products	282	152	125
Consolidated net sales	$8,656	$8,470	$8,644

Sales and long-lived assets for the major countries in which the Company operates were:

	Net Sales			Long-Lived Assets
	2013	2012	2011	2013	2012
United States	$2,214	$2,275	$2,297	$315	$309
United Kingdom	759	852	826	163	138
France	547	568	675	70	65
Other	5,136	4,775	4,846	1,604	1,493
Consolidated total	$8,656	$8,470	$8,644	$2,152	$2,005

Crown Holdings, Inc.

Y.	Condensed Combining Financial Information
Crown European Holdings SA (Issuer), a wholly owned subsidiary of the Company, has €500 ($688 at December 31, 2013) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands. The following condensed combining financial statements:
•statements of comprehensive income and cash flows for the years ended December 31, 2013, 2012, 2011, and
•balance sheets as of December 31, 2013 and December 31, 2012 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2013 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,303	$4,353		$8,656
Cost of products sold, excluding depreciation and amortization		$(1)	3,512	3,669		7,180
Depreciation and amortization			51	83		134
Gross profit		1	740	601		1,342
Selling and administrative expense		(1)	315	111		425
Provision for asbestos			32			32
Provision for restructuring			36	10		46
Asset impairments and sales			(16)	4		(12)
Loss from early extinguishment of debt		2	39			41
Net interest expense		54	125	52		231
Technology royalty			(33)	33		—
Translation and foreign exchange			2	1		3
Income/(loss) before income taxes		(54)	240	390	—	576
Provision for / (benefit from) income taxes		1	90	57		148
Equity earnings / (loss) in affiliates	$324	221	174		$(719)	—
Net income	324	166	324	333	(719)	428
Net income attributable to noncontrolling interests				(104)		(104)
Net income attributable to Crown Holdings	$324	$166	$324	$229	$(719)	$324

Comprehensive income	$425	$152	$425	$308	$(783)	$527
Comprehensive income attributable to noncontrolling interests				(102)		(102)
Comprehensive income attributable to Crown Holdings	$425	$152	$425	$206	$(783)	$425

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2012 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,573	$3,897		$8,470
Cost of products sold, excluding depreciation and amortization		$(1)	3,771	3,243		7,013
Depreciation and amortization			79	101		180
Gross profit		1	723	553		1,277
Selling and administrative expense		(2)	290	94		382
Provision for asbestos			35			35
Provision for restructuring			45	3		48
Asset impairments and sales		(977)	(1)	(47)	$977	(48)
Net interest expense		57	121	41		219
Technology royalty			(31)	31		—
Translation and foreign exchange			(1)			(1)
Income/(loss) before income taxes		923	265	431	(977)	642
Provision for / (benefit from) income taxes		8	(81)	56		(17)
Equity earnings / (loss) in affiliates	$559	242	213	1	(1,010)	5
Net income	559	1,157	559	376	(1,987)	664
Net income attributable to noncontrolling interests				(105)		(105)
Net income attributable to Crown Holdings	$559	$1,157	$559	$271	$(1,987)	$559

Comprehensive income	$535	$1,202	$535	$427	$(2,054)	$645
Comprehensive income attributable to noncontrolling interests				(110)		(110)
Comprehensive income attributable to Crown Holdings	$535	$1,202	$535	$317	$(2,054)	$535

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2011 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$4,780	$3,864		$8,644
Cost of products sold, excluding depreciation and amortization		$(1)	3,934	3,187		7,120
Depreciation and amortization			82	94		176
Gross profit		1	764	583		1,348
Selling and administrative expense		(2)	298	99		395
Provision for asbestos			28			28
Provision for restructuring			73	4		77
Asset impairments and sales				4	$2	6
Loss from early extinguishment of debt		2	30			32
Net interest expense		78	104	39		221
Technology royalty			(46)	46		—
Translation and foreign exchange			(3)	5		2
Income/(loss) before income taxes		(77)	280	386	(2)	587
Provision for / (benefit from) income taxes			123	71		194
Equity earnings / (loss) in affiliates	$282	239	125		(643)	3
Net income	282	162	282	315	(645)	396
Net income attributable to noncontrolling interests				(114)		(114)
Net income attributable to Crown Holdings	$282	$162	$282	$201	$(645)	$282

Comprehensive income	$19	$3	$19	$219	$(131)	$129
Comprehensive income attributable to noncontrolling interests				(110)		(110)
Comprehensive income attributable to Crown Holdings	$19	$3	$19	$109	$(131)	$19

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of December 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$48	$392	$249		$689
Receivables, net		1	246	817		1,064
Intercompany receivables		2	89	63	$(154)	—
Inventories			565	648		1,213
Prepaid expenses and other current assets	$1	10	146	57		214
Total current assets	1	61	1,438	1,834	(154)	3,180

Intercompany debt receivables		1,531	3,746	589	(5,866)	—
Investments	1,176	4,155	(325)		(5,006)	—
Goodwill			1,444	572		2,016
Property, plant and equipment, net			643	1,509		2,152
Other non-current assets		29	562	91		682
Total	$1,177	$5,776	$7,508	$4,595	$(11,026)	$8,030

Liabilities and equity
Current liabilities
Short-term debt			$2	$277		$279
Current maturities of long-term debt				94		94
Accounts payable and accrued liabilities	$16	$22	1,277	1,232		2,547
Intercompany payables		8	55	91	$(154)	—
Total current liabilities	16	30	1,334	1,694	(154)	2,920

Long-term debt, excluding current maturities		942	2,332	195		3,469
Long-term intercompany debt	1,157	2,510	1,515	684	(5,866)	—
Postretirement and pension liabilities			870	21		891
Other non-current liabilities		8	281	172		461
Commitments and contingent liabilities
Noncontrolling interests				285		285
Crown Holdings shareholders’ equity/(deficit)	4	2,286	1,176	1,544	(5,006)	4
Total equity/(deficit)	4	2,286	1,176	1,829	(5,006)	289
Total	$1,177	$5,776	$7,508	$4,595	$(11,026)	$8,030

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$134	$216		$350
Receivables, net			274	783		1,057
Intercompany receivables		$2	41	32	$(75)	—
Inventories			582	584		1,166
Prepaid expenses and other current assets	$1	14	123	39		177
Total current assets	1	16	1,154	1,654	(75)	2,750

Intercompany debt receivables		1,578	3,141	492	(5,211)	—
Investments	751	3,841	(276)		(4,316)	—
Goodwill			1,429	569		1,998
Property, plant and equipment, net			610	1,395		2,005
Other non-current assets		24	658	65		747
Total	$752	$5,459	$6,716	$4,175	$(9,602)	$7,500

Liabilities and equity
Current liabilities
Short-term debt		$2		$259		$261
Current maturities of long-term debt		18	$28	69		115
Accounts payable and accrued liabilities	$18	21	1,097	1,010		2,146
Intercompany payables			32	43	$(75)	—
Total current liabilities	18	41	1,157	1,381	(75)	2,522

Long-term debt, excluding current maturities		1,003	2,073	213		3,289
Long-term intercompany debt	894	2,264	1,340	713	(5,211)	—
Postretirement and pension liabilities			1,079	19		1,098
Other non-current liabilities		8	316	138		462
Commitments and contingent liabilities
Noncontrolling interests				289		289
Crown Holdings shareholders’ equity/(deficit)	(160)	2,143	751	1,422	(4,316)	(160)
Total equity/(deficit)	(160)	2,143	751	1,711	(4,316)	129
Total	$752	$5,459	$6,716	$4,175	$(9,602)	$7,500

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$(48)	$364	$553		$885
Cash flows from investing activities
Capital expenditures			(81)	(194)		(275)
Insurance proceeds				8		8
Acquisition of businesses, net of cash acquired				(16)		(16)
Proceeds from sale of businesses, net of cash sold			10			10
Proceeds from sale of property, plant and equipment			20	9		29
Intercompany investing activities		(40)	114		$(74)	—
Other, net				(2)		(2)
Net cash provided by/(used for) investing activities	—	(40)	63	(195)	(74)	(246)
Cash flows from financing activities
Proceeds from long-term debt			1,000	83		1,083
Payments of long-term debt		(218)	(730)	(74)		(1,022)
Net change in revolving credit facility and short-term debt		97	(45)	(34)		18
Net change in long-term intercompany balances	263	255	(380)	(138)		—
Debt issue costs		(6)	(26)			(32)
Capital contribution				40	(40)	—
Common stock issued	21					21
Common stock repurchased	(300)					(300)
Dividends paid				(114)	114	—
Purchase of noncontrolling interests				(16)		(16)
Dividends paid to noncontrolling interests				(78)		(78)
Other		8	12			20
Net cash provided by/(used for) financing activities	(16)	136	(169)	(331)	74	(306)
Effect of exchange rate changes on cash and cash equivalents				6		6
Net change in cash and cash equivalents	—	48	258	33	—	339
Cash and cash equivalents at January 1			134	216		350
Cash and cash equivalents at December 31	$—	$48	$392	$249	$—	$689

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$(66)	$299	$372		$621
Cash flows from investing activities
Capital expenditures			(77)	(247)		(324)
Insurance proceeds				48		48
Acquisition of businesses, net of cash acquired			(29)	(49)		(78)
Proceeds from sale of intercompany investment		1,205	(1,205)			—
Proceeds from sale of property, plant and equipment			3			3
Intercompany investing activities		(741)	293		$448	—
Other, net				(11)		(11)
Net cash provided by/(used for) investing activities		464	(1,015)	(259)	448	(362)
Cash flows from financing activities
Proceeds from long-term debt				110		110
Payments of long-term debt			(1)	(65)		(66)
Net change in revolving credit facility and short-term debt		(4)	(103)	135		28
Net change in long-term intercompany balances	226	(232)	77	(71)		—
Capital contribution			1,205	8	(1,213)	—
Common stock issued	15					15
Common stock repurchased	(257)					(257)
Dividends paid		(170)	(370)	(225)	765	—
Purchase of noncontrolling interests			(3)	(1)		(4)
Dividends paid to noncontrolling interests				(79)		(79)
Other		8	(9)			(1)
Net cash provided by/(used for) financing activities	(16)	(398)	796	(188)	(448)	(254)
Effect of exchange rate changes on cash and cash equivalents				3		3
Net change in cash and cash equivalents	—	—	80	(72)	—	8
Cash and cash equivalents at January 1			54	288		342
Cash and cash equivalents at December 31	$—	$—	$134	$216	$—	$350

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS For the year ended December 31, 2011 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$10	$(12)	$(119)	$500		$379
Cash flows from investing activities
Capital expenditures			(107)	(294)		(401)
Proceeds from sale of businesses, net of cash sold			4			4
Proceeds from sale of property, plant and equipment			26			26
Intercompany investing activities		8	290	(180)	$(118)	—
Other			(1)			(1)
Net cash provided by/(used for) investing activities		8	212	(474)	(118)	(372)
Cash flows from financing activities
Proceeds from long-term debt		383	1,250	137		1,770
Payments of long-term debt		(276)	(748)	(45)		(1,069)
Net change in revolving credit facility and short-term debt		(48)	(54)	(90)		(192)
Net change in long-term intercompany balances	291	(38)	(438)	185		—
Debt issue costs		(3)	(19)			(22)
Common stock issued	11					11
Common stock repurchased	(312)					(312)
Dividends paid				(118)	118	—
Purchase of noncontrolling interests			(98)	(104)		(202)
Dividends paid to noncontrolling interests				(104)		(104)
Other		(14)	3	2		(9)
Net cash provided by/(used for) financing activities	(10)	4	(104)	(137)	118	(129)
Effect of exchange rate changes on cash and cash equivalents				1		1
Net change in cash and cash equivalents	—	—	(11)	(110)	—	(121)
Cash and cash equivalents at January 1			65	398		463
Cash and cash equivalents at December 31	$—	$—	$54	$288	$—	$342

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•statements of comprehensive income and cash flows for the years ended December 31, 2013, 2012, 2011, and
•balance sheets as of December 31, 2013 and December 31, 2012 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2013 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,656		$8,656
Cost of products sold, excluding depreciation and amortization		$(16)	7,196		7,180
Depreciation and amortization			134		134
Gross profit		16	1,326		1,342
Selling and administrative expense		6	419		425
Provision for asbestos		32			32
Provision for restructuring			46		46
Asset impairments and sales		(2)	(10)		(12)
Loss from early extinguishment of debt			41		41
Net interest expense		101	130		231
Translation and foreign exchange			3		3
Income/(loss) before income taxes		(121)	697		576
Provision for / (benefit from) income taxes		(28)	176		148
Equity earnings / (loss) in affiliates	$324	417		$(741)	—
Net income	324	324	521	(741)	428
Net income attributable to noncontrolling interests			(104)		(104)
Net income attributable to Crown Holdings	$324	$324	$417	$(741)	$324

Comprehensive income	$425	$425	$620	$(943)	$527
Comprehensive income attributable to noncontrolling interests			(102)		(102)
Comprehensive income attributable to Crown Holdings	$425	$425	$518	$(943)	$425

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2012 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net Sales			$8,470		$8,470
Cost of products sold, excluding depreciation and amortization			7,013		7,013
Depreciation and amortization			180		180
Gross profit			1,277		1,277
Selling and administrative expense		$9	373		382
Provision for asbestos		35			35
Provision for restructuring			48		48
Asset impairments and sales			(48)		(48)
Net interest expense		90	129		219
Translation and foreign exchange			(1)		(1)
Income/(loss) before income taxes		(134)	776		642
Provision for / (benefit from) income taxes		(36)	19		(17)
Equity earnings / (loss) in affiliates	$559	657		$(1,211)	5
Net income	559	559	757	(1,211)	664
Net income attributable to noncontrolling interests			(105)		(105)
Net income attributable to Crown Holdings	$559	$559	$652	$(1,211)	$559

Comprehensive income	$535	$535	$738	$(1,163)	$645
Comprehensive income attributable to noncontrolling interests			(110)		(110)
Comprehensive income attributable to Crown Holdings	$535	$535	$628	$(1,163)	$535

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2011 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net Sales			$8,644		$8,644
Cost of products sold, excluding depreciation and amortization			7,120		7,120
Depreciation and amortization			176		176
Gross profit			1,348		1,348
Selling and administrative expense		$10	385		395
Provision for asbestos		28			28
Provision for restructuring			77		77
Asset impairments and sales			6		6
Loss from early extinguishment of debt			32		32
Net interest expense		83	138		221
Translation and foreign exchange			2		2
Income/(loss) before income taxes		(121)	708		587
Provision for / (benefit from) income taxes		(7)	201		194
Equity earnings / (loss) in affiliates	$282	396	3	$(678)	3
Net income	282	282	510	(678)	396
Net income attributable to noncontrolling interests			(114)		(114)
Net income attributable to Crown Holdings	$282	$282	$396	$(678)	$282

Comprehensive income	$19	$19	$243	$(152)	$129
Comprehensive income attributable to noncontrolling interests			(110)		(110)
Comprehensive income attributable to Crown Holdings	$19	$19	$133	$(152)	$19

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$689		$689
Receivables, net			1,064		1,064
Inventories			1,213		1,213
Prepaid expenses and other current assets	$1	$103	110		214
Total current assets	1	103	3,076		3,180

Intercompany debt receivables			1,908	$(1,908)	—
Investments	1,176	2,212		(3,388)	—
Goodwill			2,016		2,016
Property, plant and equipment, net			2,152		2,152
Other non-current assets		349	333		682
Total	$1,177	$2,664	$9,485	$(5,296)	$8,030

Liabilities and equity
Current liabilities
Short-term debt			$279		$279
Current maturities of long-term debt			94		94
Accounts payable and accrued liabilities	$16	$36	2,495		2,547
Total current liabilities	16	36	2,868		2,920

Long-term debt, excluding current maturities		412	3,057		3,469
Long-term intercompany debt	1,157	751		$(1,908)	—
Postretirement and pension liabilities			891		891
Other non-current liabilities		289	172		461
Commitments and contingent liabilities
Noncontrolling interests			285		285
Crown Holdings shareholders’ equity/(deficit)	4	1,176	2,212	(3,388)	4
Total equity/(deficit)	4	1,176	2,497	(3,388)	289
Total	$1,177	$2,664	$9,485	$(5,296)	$8,030

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$350		$350
Receivables, net			1,057		1,057
Inventories			1,166		1,166
Prepaid expenses and other current assets	$1	$83	93		177
Total current assets	1	83	2,666		2,750

Intercompany debt receivables			1,769	$(1,769)	—
Investments	751	1,770		(2,521)	—
Goodwill			1,998		1,998
Property, plant and equipment, net			2,005		2,005
Other non-current assets		504	243		747
Total	$752	$2,357	$8,681	$(4,290)	$7,500

Liabilities and equity
Current liabilities
Short-term debt			$261		$261
Current maturities of long-term debt			115		115
Accounts payable and accrued liabilities	$18	$34	2,094		2,146
Total current liabilities	18	34	2,470		2,522

Long-term debt, excluding current maturities		412	2,877		3,289
Long-term intercompany debt	894	875		$(1,769)	—
Postretirement and pension liabilities			1,098		1,098
Other non-current liabilities		285	177		462
Commitments and contingent liabilities
Noncontrolling interests			289		289
Crown Holdings shareholders’ equity/(deficit)	(160)	751	1,770	(2,521)	(160)
Total equity/(deficit)	(160)	751	2,059	(2,521)	129
Total	$752	$2,357	$8,681	$(4,290)	$7,500

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$37	$832		$885
Cash flows from investing activities
Capital expenditures			(275)		(275)
Insurance proceeds			8		8
Acquisition of businesses, net of cash acquired			(16)		(16)
Proceeds from sale of businesses, net of cash sold		10			10
Proceeds from sale of property, plant and equipment			29		29
Intercompany investing activities		77		$(77)	—
Other			(2)		(2)
Net cash provided by/(used for) investing activities	—	87	(256)	(77)	(246)
Cash flows from financing activities
Proceeds from long-term debt			1,083		1,083
Payments of long-term debt			(1,022)		(1,022)
Net change in revolving credit facility and short-term debt			18		18
Net change in long-term intercompany balances	263	(124)	(139)		—
Debt issue costs			(32)		(32)
Common stock issued	21				21
Common stock repurchased	(300)				(300)
Dividends paid			(77)	77	—
Purchase of noncontrollling interests			(16)		(16)
Dividend paid to noncontrolling interests			(78)		(78)
Other			20		20
Net cash provided by/(used for) financing activities	(16)	(124)	(243)	77	(306)
Effect of exchange rate changes on cash and cash equivalents			6		6
Net change in cash and cash equivalents	—	—	339	—	339
Cash and cash equivalents at January 1			350		350
Cash and cash equivalents at December 31	$—	$—	$689	$—	$689

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$(217)	$822		$621
Cash flows from investing activities
Capital expenditures			(324)		(324)
Insurance proceeds			48		48
Acquisition of businesses, net of cash acquired			(78)		(78)
Proceeds from sale of property, plant and equipment			3		3
Intercompany investing activities		67		$(67)	—
Other			(11)		(11)
Net cash provided by/(used for) investing activities		67	(362)	(67)	(362)
Cash flows from financing activities
Proceeds from long-term debt			110		110
Payments of long-term debt			(66)		(66)
Net change in revolving credit facility and short-term debt			28		28
Net change in long-term intercompany balances	226	150	(376)		—
Common stock issued	15				15
Common stock repurchased	(257)				(257)
Dividends paid			(67)	67	—
Purchase of noncontrolling interests			(4)		(4)
Dividend paid to noncontrolling interests			(79)		(79)
Other			(1)		(1)
Net cash provided by/(used for) financing activities	(16)	150	(455)	67	(254)
Effect of exchange rate changes on cash and cash equivalents			3		3
Net change in cash and cash equivalents	—	—	8	—	8
Cash and cash equivalents at January 1			342		342
Cash and cash equivalents at December 31	$—	$—	$350	$—	$350

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS For the year ended December 31, 2011 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$10	$(39)	$408		$379
Cash flows from investing activities
Capital expenditures			(401)		(401)
Proceeds from sale of business, net of cash sold			4		4
Proceeds from sale of property, plant and equipment			26		26
Intercompany investing activities		49		$(49)	—
Other			(1)		(1)
Net cash provided by/(used for) investing activities	—	49	(372)	(49)	(372)
Cash flows from financing activities
Proceeds from long-term debt			1,770		1,770
Payments of long-term debt			(1,069)		(1,069)
Net change in revolving credit facility and short-term debt			(192)		(192)
Net change in long-term intercompany balances	291	86	(377)		—
Debt issue costs			(22)		(22)
Common stock issued	11				11
Common stock repurchased	(312)				(312)
Dividends paid			(49)	49	—
Purchase of noncontrolling interests		(96)	(106)		(202)
Dividend paid to noncontrolling interests			(104)		(104)
Other			(9)		(9)
Net cash provided by/(used for) financing activities	(10)	(10)	(158)	49	(129)
Effect of exchange rate changes on cash and cash equivalents			1		1
Net change in cash and cash equivalents	—	—	(121)	—	(121)
Cash and cash equivalents at January 1			463		463
Cash and cash equivalents at December 31	$—	$—	$342	$—	$342

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuers), wholly owned subsidiaries of the Company, have outstanding $700 principal amount of 6.25% senior notes due 2021 and $1,000 principal amount of 4.5% senior notes due 2023, which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of comprehensive income and cash flows for the years ended December 31, 2013, 2012, 2011, and

•	balance sheets as of December 31, 2013 and December 31, 2012 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2013 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,214	$6,442		$8,656
Cost of products sold, excluding depreciation and amortization			1,746	5,434		7,180
Depreciation and amortization			29	105		134
Gross profit			439	903		1,342
Selling and administrative expense		$9	154	262		425
Provision for asbestos			32			32
Provision for restructuring			5	41		46
Asset impairments and sales			(3)	(9)		(12)
Loss from early extinguishment of debt		39	—	2		41
Net interest expense		46	91	94		231
Technology royalty			(48)	48		—
Translation and foreign exchange				3		3
Income/(loss) before income taxes		(94)	208	462		576
Provision for / (benefit from) income taxes		(36)	100	84		148
Equity earnings / (loss) in affiliates	$324	247	216		$(787)	—
Net income	324	189	324	378	(787)	428
Net income attributable to noncontrolling interests				(104)		(104)
Net income attributable to Crown Holdings	$324	$189	$324	$274	$(787)	$324

Comprehensive income	$425	$332	$425	$336	$(991)	$527
Comprehensive income attributable to noncontrolling interests				(102)		(102)
Comprehensive income attributable to Crown Holdings	$425	$332	$425	$234	$(991)	$425

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2012 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,276	$6,194		$8,470
Cost of products sold, excluding depreciation and amortization			1,821	5,192		7,013
Depreciation and amortization			40	140		180
Gross profit			415	862		1,277
Selling and administrative expense		$7	131	244		382
Provision for asbestos			35			35
Provision for restructuring			5	43		48
Asset impairments and sales			(1)	(47)		(48)
Net interest expense		50	90	79		219
Technology royalty			(41)	41		—
Translation and foreign exchange				(1)		(1)
Income/(loss) before income taxes		(57)	196	503		642
Provision for / (benefit from) income taxes		(22)	(97)	102		(17)
Equity earnings / (loss) in affiliates	$559	217	266	1	$(1,038)	5
Net income	559	182	559	402	(1,038)	664
Net income attributable to noncontrolling interests				(105)		(105)
Net income attributable to Crown Holdings	$559	$182	$559	$297	$(1,038)	$559

Comprehensive income	$535	$162	$535	$391	$(978)	$645
Comprehensive income attributable to noncontrolling interests				(110)		(110)
Comprehensive income attributable to Crown Holdings	$535	$162	$535	$281	$(978)	$535

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2011 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,297	$6,347		$8,644
Cost of products sold, excluding depreciation and amortization			1,865	5,255		7,120
Depreciation and amortization			39	137		176
Gross profit			393	955		1,348
Selling and administrative expense		$6	134	255		395
Provision for asbestos			28			28
Provision for restructuring			2	75		77
Asset impairments and sales			1	5		6
Loss from early extinguishment of debt		30	1	1		32
Net interest expense		49	81	91		221
Technology royalty			(47)	47		—
Translation and foreign exchange				2		2
Income/(loss) before income taxes		(85)	193	479		587
Provision for / (benefit from) income taxes		(32)	114	112		194
Equity earnings / (loss) in affiliates	$282	237	203		$(719)	3
Net income	282	184	282	367	(719)	396
Net income attributable to noncontrolling interests				(114)		(114)
Net income attributable to Crown Holdings	$282	$184	$282	$253	$(719)	$282

Comprehensive income	$19	$160	$19	$125	$(194)	$129
Comprehensive income attributable to noncontrolling interests				(110)		(110)
Comprehensive income attributable to Crown Holdings	$19	$160	$19	$15	$(194)	$19

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$177	$2	$510		$689
Receivables, net			26	1,038		1,064
Intercompany receivables			30	81	$(111)	—
Inventories			266	947		1,213
Prepaid expenses and other current assets	$1	2	109	102		214
Total current assets	1	179	433	2,678	(111)	3,180

Intercompany debt receivables		1,476	1,808	19	(3,303)	—
Investments	1,176	1,917	685		(3,778)	—
Goodwill			453	1,563		2,016
Property, plant and equipment, net		1	314	1,837		2,152
Other non-current assets		36	388	258		682
Total	$1,177	$3,609	$4,081	$6,355	$(7,192)	$8,030

Liabilities and equity
Current liabilities
Short-term debt				$279		$279
Current maturities of long-term debt				94		94
Accounts payable and accrued liabilities	$16	$49	$466	2,016		2,547
Intercompany payables			81	30	$(111)	—
Total current liabilities	16	49	547	2,419	(111)	2,920

Long-term debt, excluding current maturities		1,920	412	1,137		3,469
Long-term intercompany debt	1,157	594	1,353	199	(3,303)	—
Postretirement and pension liabilities			299	592		891
Other non-current liabilities			294	167		461
Commitments and contingent liabilities
Noncontrolling interests				285		285
Crown Holdings shareholders’ equity/(deficit)	4	1,046	1,176	1,556	(3,778)	4
Total equity/(deficit)	4	1,046	1,176	1,841	(3,778)	289
Total	$1,177	$3,609	$4,081	$6,355	$(7,192)	$8,030

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$27	$1	$322		$350
Receivables, net		2	14	1,041		1,057
Intercompany receivables			7	17	$(24)	—
Inventories			282	884		1,166
Prepaid expenses and other current assets	$1	1	92	83		177
Total current assets	1	30	396	2,347	(24)	2,750

Intercompany debt receivables		1,530	1,483	279	(3,292)	—
Investments	751	1,560	608		(2,919)	—
Goodwill			453	1,545		1,998
Property, plant and equipment, net		1	308	1,696		2,005
Other non-current assets		26	529	192		747
Total	$752	$3,147	$3,777	$6,059	$(6,235)	$7,500

Liabilities and equity
Current liabilities
Short-term debt				$261		$261
Current maturities of long-term debt		$28		87		115
Accounts payable and accrued liabilities	$18	33	$317	1,778		2,146
Intercompany payables			17	7	$(24)	—
Total current liabilities	18	61	334	2,133	(24)	2,522

Long-term debt, excluding current maturities		1,616	412	1,261		3,289
Long-term intercompany debt	894	756	1,447	195	(3,292)	—
Postretirement and pension liabilities			545	553		1,098
Other non-current liabilities			288	174		462
Commitments and contingent liabilities
Noncontrolling interests				289		289
Crown Holdings shareholders’ equity/(deficit)	(160)	714	751	1,454	(2,919)	(160)
Total equity/(deficit)	(160)	714	751	1,743	(2,919)	129
Total	$752	$3,147	$3,777	$6,059	$(6,235)	$7,500

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$16	$(18)	$352	$535		$885
Cash flows from investing activities
Capital expenditures			(37)	(238)		(275)
Insurance proceeds				8		8
Acquisition of businesses, net of cash acquired				(16)		(16)
Proceeds from sale of businesses, net of cash sold			10			10
Proceeds from sale of property, plant and equipment			4	25		29
Intercompany investing activities		32	91		$(123)	—
Other				(2)		(2)
Net cash provided by/(used for) investing activities		32	68	(223)	(123)	(246)
Cash flows from financing activities
Proceeds from long-term debt		1,000		83		1,083
Payments of long-term debt		(730)		(292)		(1,022)
Net change in revolving credit facility and short-term debt				18		18
Net change in long-term intercompany balances	263	(108)	(419)	264		—
Debt issue costs		(26)		(6)		(32)
Common stock issued	21					21
Common stock repurchased	(300)					(300)
Dividends paid				(123)	123	—
Purchase of noncontrolling interests				(16)		(16)
Dividends paid to noncontrolling interests				(78)		(78)
Other				20		20
Net cash provided by/(used for) financing activities	(16)	136	(419)	(130)	123	(306)
Effect of exchange rate changes on cash and cash equivalents				6		6
Net change in cash and cash equivalents	—	150	1	188	—	339
Cash and cash equivalents at January 1		27	1	322		350
Cash and cash equivalents at December 31	$—	$177	$2	$510	$—	$689

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$16	$(28)	$213	$420		$621
Cash flows from investing activities
Capital expenditures			(41)	(283)		(324)
Insurance proceeds				48		48
Acquisition of businesses, net of cash acquired			(29)	(49)		(78)
Proceeds from sale of property, plant and equipment			1	2		3
Intercompany investing activities		29	268		$(297)	—
Other				(11)		(11)
Net cash provided by/(used for) investing activities	—	29	199	(293)	(297)	(362)
Cash flows from financing activities
Proceeds from long-term debt				110		110
Payments of long-term debt			(1)	(65)		(66)
Net change in revolving credit facility and short-term debt		(104)		132		28
Net change in long-term intercompany balances	226	109	(408)	73		—
Common stock issued	15					15
Common stock repurchased	(257)					(257)
Dividends paid				(297)	297	—
Purchase of noncontrolling interests			(3)	(1)		(4)
Dividends paid to noncontrolling interests				(79)		(79)
Other				(1)		(1)
Net cash provided by/(used for) financing activities	(16)	5	(412)	(128)	297	(254)
Effect of exchange rate changes on cash and cash equivalents				3		3
Net change in cash and cash equivalents	—	6	—	2	—	8
Cash and cash equivalents at January 1		21	1	320		342
Cash and cash equivalents at December 31	$—	$27	$1	$322	$—	$350

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2011
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$10	$(29)	$(127)	$525		$379
Cash flows from investing activities
Capital expenditures			(55)	(346)		(401)
Proceeds from sale of businesses, net of cash sold			4			4
Proceeds from sale of property, plant and equipment				26		26
Intercompany investing activities		31	53		$(84)	—
Other			(1)			(1)
Net cash provided by/(used for) investing activities	—	31	1	(320)	(84)	(372)
Cash flows from financing activities
Proceeds from long-term debt		1,250		520		1,770
Payments of long-term debt		(746)	(1)	(322)		(1,069)
Net change in revolving credit facility and short-term debt		(55)		(137)		(192)
Net change in long-term intercompany balances	291	(449)	223	(65)		—
Debt issue costs		(19)		(3)		(22)
Common stock issued	11					11
Common stock repurchased	(312)					(312)
Dividends paid				(84)	84	—
Purchase of noncontrolling interests			(96)	(106)		(202)
Dividends paid to noncontrolling interests				(104)		(104)
Other				(9)		(9)
Net cash provided by/(used for) financing activities	(10)	(19)	126	(310)	84	(129)
Effect of exchange rate changes on cash and cash equivalents				1		1
Net change in cash and cash equivalents	—	(17)	—	(104)	—	(121)
Cash and cash equivalents at January 1		38	1	424		463
Cash and cash equivalents at December 31	$—	$21	$1	$320	$—	$342

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2013				2012
	First (1)	Second (2)	Third (3)	Fourth (4)	First	Second (5)	Third (6)	Fourth (7)
Net sales	$1,973	$2,223	$2,389	$2,071	$1,947	$2,184	$2,302	$2,037
Gross profit *	299	375	394	274	287	340	369	281
Net income attributable to Crown Holdings	41	133	101	49	69	134	325	31
Earnings per average common share:
Basic	0.29	0.94	0.73	$0.36	0.47	0.91	2.23	0.22
Diluted	0.28	0.93	0.73	$0.36	0.46	0.89	2.20	0.21
Average common shares outstanding:
Basic	142.5	141.2	137.8	136.6	147.8	148.0	145.5	143.0
Diluted	144.0	142.5	139.2	137.7	150.0	150.5	147.8	145.3
Common stock price range: **
High	$41.69	$44.31	$45.40	$44.94	$38.13	$38.56	$37.66	$39.05
Low	37.00	39.32	40.92	39.77	33.57	32.40	33.13	35.84
Close	41.61	41.13	42.28	44.57	36.83	34.49	36.75	36.81
* The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.
** Source: New York Stock Exchange - Composite Transactions

Notes:

(1)	Includes pre-tax charges of $38 for loss from early debt extinguishment and $4 for restructuring.

(2)	Includes pre-tax charge of $4 for restructuring.

(3)	Includes pre-tax charge of $33 for restructuring, pre-tax gain of $2 for asset impairments and sales and an income tax charge of $18 for tax law changes.

(4)
Includes pre-tax charges of $32 for asbestos claims, $5 for restructuring and $3 for loss from early extinguishment of debt, pre-tax gain of $10 for asset impairments and sales and an income tax benefit of $7 for tax law changes.

(5)	Includes pre-tax charge of $3 for restructuring and pre-tax gain of $10 for asset impairments and sales.

(6)
Includes pre-tax charge of $7 for restructuring, pre-tax gain of $14 for asset impairments and sales and a net income tax benefit of $169 primarily related to the recognition of U.S. foreign tax credits.

(7)	Includes pre-tax charges of $35 for asbestos claims, $38 for restructuring, pre-tax gain of $24 for asset impairments and sales and an income tax charge of $4 for tax law changes.

Crown Holdings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions – Write-offs	Balance at end of period

For the year ended December 31, 2013

Allowances deducted from assets to which they apply:

Trade accounts receivable	$37	$41	$2	$(2)	$78

Deferred tax assets	400	(1)	1	(57)	343

For the year ended December 31, 2012

Allowances deducted from assets to which they apply:

Trade accounts receivable	37	—	2	(2)	37

Deferred tax assets	359	56	(15)	—	400

For the year ended December 31, 2011

Allowances deducted from assets to which they apply:

Trade accounts receivable	40	1	(1)	(3)	37

Deferred tax assets	376	(19)	2	—	359

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On February 27, 2014, following approval by the Board of Directors, the Company amended and restated its By-Laws, in their entirety. The amendments removed the prohibition on directors entering into certain voting commitments and receiving third-party compensation for services as a Company director and provide that a nominee for election to the Board of Directors must provide disclosure to the Company regarding any such voting commitments and compensation arrangements. The foregoing summary description is qualified in its entirety by reference to the Amended and Restated By-Laws of Crown Holdings, Inc., a copy of which is attached hereto as Exhibit 3.b and incorporated herein by reference.

On February 27, 2014, Caesar F. Sweitzer was elected to serve on the Board of Directors of the Company and was named to the Company's Audit Committee. Mr. Sweitzer formerly served as the senior advisor and managing director of Citigroup Global Markets. There are no arrangements between Mr. Sweitzer and any other person pursuant to which Mr. Sweitzer was elected to serve as a director of the Company, nor are there any transactions in which the Company is a participant in which Mr. Sweitzer has a direct or indirect material interest.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

John W. Conway	68	Chairman of the Board and Chief Executive Officer	2001
Timothy J. Donahue	51	President and Chief Operating Officer	2013
Raymond L. McGowan, Jr.	62	President – Americas Division	2008
Gerard H. Gifford	58	President – European Division	2012
Jozef Salaerts	59	President – Asia Pacific Division	2007
Thomas A. Kelly	54	Senior Vice President and Chief Financial Officer	2013
Kevin C. Clothier	45	Vice President and Corporate Controller	2009

All of the principal executive officers have been employed by the Company for the past five years.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Corporate Governance” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 24, 2014” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

Crown Holdings, Inc.

Crown Holdings, Inc.

The following table provides information as of December 31, 2013 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	2,191,653 (1)(2)	21.20 (2)	6,131,128 (3)
Equity compensation plans not approved by security holders		N/A
Total	2,191,653	$21.20	6,131,128

(1)	Includes the 2001, 2004, 2006 and 2013 Stock-Based Incentive Compensation Plans.

(2) Includes 496,600 shares of deferred stock awarded from the 2013 Stock-Based Incentive Compensation Plan in May
2013. The shares are time-vesting and will be issued over three years commencing May 2015. The weighted-average exercise price in the table does not include these shares.

(3) Includes 4,992,473, 907,455 and 231,200 shares available for issuance at December 31, 2013 under the 2013 Stock Based Incentive Compensation Plan, the Company’s Employee Stock Purchase Plan and the Stock Compensation Plan for Non-Employee Directors, respectively.

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
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Supplementary Information
(2) Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts and Reserves
All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits

2.	Share Purchase Agreement, dated October 30, 2013, between Lata Lux Holding Parent S.à r.l and Crown Holdings, Inc.

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

4.j
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

4.l	Form of 7 1/8% Senior Notes due 2018 (included in Exhibit 4.k).

4.m
Indenture, dated as of January 31, 2011, by and among Crown Americas LLC, Crown Americas Capital Corp. III, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 6 1/4% Senior Notes due 2021. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2011 (File No. 0-05189)).

4.n	Form of 6 1/4% Senior Notes due 2021 (included in Exhibit 4.m).

4.o
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

4.p
Indenture, dated as of January 9, 2013, by and among Crown Americas LLC and Crown Americas Capital Corp. IV, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4 1/2% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated January 9, 2013 (File No. 0.-50189)).

4.q	Form of 4 ½% Senior Notes due 2023 (included in Exhibit 4.p).

4.r
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

4.r       Credit Agreement, dated as of December 19, 2013, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings SA, as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG London Branch, a U.K. Administrative Agent, Deutsche Bank AG Canada Branch, as Canadian Administrative Agent, and various Lending Institutions (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 20, 2013 (File No. 0-50189)).

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

Crown Holdings, Inc.

10.b
Purchase Agreement, dated as of January 9, 2013, by and among the Company, Crown Americas LLC, Crown Americas Capital Corp. IV, Deutsche Bank Securities Inc., as the Initial Purchaser, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated January 9, 2013 (File No. 0.-50189)).

10.c	Employment Contracts:

(1)     Employment contract between Crown Holdings, Inc. and John W. Conway, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(2)
Second amendment to employment contract, dated May 3, 2007, between Crown Holdings, Inc. and John W. Conway, dated as of December 11, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 17, 2013 (File No. 0-50189)).

(3)      Second amendment to the employment contract, dated May 3, 2007, between Crown Holdings, Inc. and Timothy J. Donahue, dated as of December 11, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated December 11, 2008).

(4)      Employment contract between Crown Holdings, Inc. and Timothy J. Donahue, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

(5)     Employment contract between Crown Holdings, Inc. and Raymond L. McGowan, Jr., dated May 3, 2007 (incorporated by reference to Exhibit 10.h(7) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-50189)).

(6)
First amendment to the employment contract, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford, dated as of July 24, 2013 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No 0-50189)).

(6)
Executive Employment Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No 0-50189)).

(7)
Employment contract between Crown Holdings, Inc. and Thomas A. Kelly, dated July 24, 2013 (incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 0-50189)).

(8)
Employment contract between Crown Holdings, Inc. and Jozef Salaerts, dated November 5, 2012 (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No 0-50189)).

10.d
Crown Holdings, Inc. Economic Profit Incentive Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.i of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-50189)).

10.e
Crown Holdings, Inc. Senior Executive Retirement Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.l of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-50189)).

10.f	Senior Executive Retirement Agreements:

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

(7)
Amendment No. 1 to the Senior Executive Retirement Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford dated December 28, 2012 (incorporated by reference to Exhibit 10.m(7) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-50189)).

(8)
Senior Executive Retirement Agreement, effective July 24, 2013, between Crown Holdings, Inc. and Thomas A. Kelly (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No 0-50189)).

10.g
Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of February 22, 2001 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 27, 2001 (File No. 1-2227)).

10.h
Amendment No. 1 to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan, dated as of January 1, 2003 (incorporated by reference to Exhibit 10.s of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-50189)).

10.i
Amendment No. 2, effective December 14, 2006, to the Crown Holdings, Inc. 2001 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.bb of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.j
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

10.l
Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.m
Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.ff of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-50189)).

10.n
Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-51089)).

Crown Holdings, Inc.

10.o
Crown Holdings, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-50189)).

10.p
Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 0-50189)).

10.q
Crown Cork & Seal Company, Inc. Pension Plan for Outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.r
Amendment No. 1, effective April 1, 2005, to the Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-50189)).

10.s
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

10.t
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

10.u
Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 24, 2006 (File No. 0-50189)).

10.v
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

10.x
Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-50189)).

10.y
Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 18, 2013 (File No. 0-50189)).

10.z
Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 0-50189)).

10.aa
Form of Agreement for Deferred Stock Awards under Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 0-50189)).

10.bb
Crown Cork & Seal Company, Inc. Restoration Plan, dated July 28, 2010 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No 0-50189)).

Crown Holdings, Inc.

10.cc
Amendment No. 1, effective July 1, 2011, to the Crown Cork & Seal Company, Inc. Restoration Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No 0-50189)).

10.dd
Receivables Purchase Agreement, dated as of March 9, 2010, among Crown Cork & Seal Receivables (DE) Corporation, as the seller, Crown Cork & Seal USA, Inc., as the servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as administrative agent, and the conduit purchasers, alternate purchasers, facility agents party thereto from time to time (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No 0-50189)).

10.ee
Parent Undertaking Agreement, dated as of March 9, 2010, made by Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc. in favor of the purchasers, the facility agents and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No 0-50189)).

10.ff
Third Amended and Restated Receivables Sale Agreement, dated as of March 9, 2010, among Crown Cork and Seal USA, Inc., as a seller and the servicer, CROWN Metal packaging Canada LP, as a seller, and Crown Cork & Seal Receivables (DE) Corporation, as the buyer (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No 0-50189)).

Exhibits 10.c through 10.r, with the exception of 10.s, 10t and 10.dd - 10.ff, are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

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

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2013, 2012 and 2011; (iii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller
Date: March 3, 2014
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Conway, Timothy J. Donahue and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2013 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ John W. Conway
John W. Conway	Chairman of the Board and Chief Executive Officer

/s/ Thomas A. Kelly
Thomas A. Kelly	Senior Vice President and Chief Financial Officer

/s/ Kevin C. Clothier
Kevin C. Clothier	Vice President and Corporate Controller

SIGNATURE
DIRECTORS

/s/ Jenne K. Britell	/s/ Josef M. Müller
Jenne K. Britell	Josef M. Müller

/s/ Arnold W. Donald	/s/ Thomas A. Ralph
Arnold W. Donald	Thomas A. Ralph

/s/ William G. Little	/s/ Hugues du Rouret
William G. Little	Hugues du Rouret

/s/ Hans J. Löliger	/s/ Jim L. Turner
Hans J. Löliger	Jim L. Turner

/s/ James H. Miller	/s/ William S. Urkiel
James H. Miller	William S. Urkiel