Form 10-Q
period 2014-03-31
CROWN HOLDINGS INC
filed 2014-04-25
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 138,601,827 shares of Common Stock outstanding as of April 23, 2014.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2014	2013
Net sales	$1,993	$1,973
Cost of products sold, excluding depreciation and amortization	1,661	1,640
Depreciation and amortization	35	34
Gross profit	297	299
Selling and administrative expense	104	104
Restructuring and other	52	4
Loss from early extinguishments of debt	—	38
Interest expense	58	60
Interest income	(2)	(2)
Foreign exchange	6	2
Income before income taxes and equity earnings	79	93
Provision for income taxes	33	24
Equity earnings (loss) in affiliates	—	(2)
Net income	46	67
Net income attributable to noncontrolling interests	(22)	(26)
Net income attributable to Crown Holdings	$24	$41

Earnings per common share attributable to Crown Holdings:
Basic	$0.18	$0.29
Diluted	$0.17	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31
	2014	2013
Net income	$46	$67

Other comprehensive income, net of tax
Foreign currency translation adjustments	(4)	(20)
Pension and other postretirement benefits	15	18
Derivatives qualifying as hedges	7	(18)
Total other comprehensive income (loss)	18	(20)

Total comprehensive income	64	47
Net income attributable to noncontrolling interests	(22)	(26)
Derivatives qualifying as hedges attributable to noncontrolling interests	—	3
Comprehensive income attributable to Crown Holdings	$42	$24

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$267	$689
Receivables, net	1,199	1,064
Inventories	1,334	1,213
Prepaid expenses and other current assets	216	214
Assets held for sale	63	—
Total current assets	3,079	3,180

Goodwill	2,016	2,016
Property, plant and equipment, net	2,160	2,152
Other non-current assets	630	682
Total	$7,885	$8,030

Liabilities and equity
Current liabilities
Short-term debt	$252	$279
Current maturities of long-term debt	87	94
Accounts payable and accrued liabilities	2,165	2,547
Liabilities held for sale	57	—
Total current liabilities	2,561	2,920

Long-term debt, excluding current maturities	3,765	3,469
Postretirement and pension liabilities	855	891
Other non-current liabilities	446	461
Commitments and contingent liabilities (Note K)
Noncontrolling interests	255	285
Crown Holdings shareholders’ equity	3	4
Total equity	258	289
Total	$7,885	$8,030

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31
	2014	2013
Cash flows from operating activities
Net income	$46	$67
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	35	34
Restructuring and other	52	4
Pension expense	16	19
Pension contributions	(22)	(20)
Stock-based compensation	9	10
Changes in assets and liabilities:
Receivables	(157)	(118)
Inventories	(154)	(205)
Accounts payable and accrued liabilities	(281)	(208)
Other, net	(39)	(15)
Net cash used for operating activities	(495)	(432)
Cash flows from investing activities
Capital expenditures	(84)	(63)
Insurance proceeds	—	8
Proceeds from sale of property, plant and equipment	3	—
Other	8	3
Net cash used for investing activities	(73)	(52)
Cash flows from financing activities
Proceeds from long-term debt	70	1,007
Payments of long-term debt	(29)	(911)
Net change in revolving credit facility and short-term debt	218	364
Debt issue costs	—	(15)
Common stock issued	4	8
Common stock repurchased	(2)	(6)
Purchase of noncontrolling interests	(93)	(10)
Dividends paid to noncontrolling interests	(23)	(8)
Other	2	10
Net cash provided by financing activities	147	439
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net change in cash and cash equivalents	(422)	(46)
Cash and cash equivalents at January 1	689	350
Cash and cash equivalents at March 31	$267	$304

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2013	$929	$668	$1,071	$(2,614)	$(214)	$(160)	$289	$129
Net income			41			41	26	67
Other comprehensive income / (loss)				(17)		(17)	(3)	(20)
Dividends paid to noncontrolling interests							(8)	(8)
Restricted stock awarded		(2)			2
Stock-based compensation		10				10		10
Common stock issued		6			2	8		8
Common stock repurchased		(5)			(1)	(6)		(6)
Purchase of noncontrolling interests		(2)				(2)	(8)	(10)
Balance at March 31, 2013	$929	$675	$1,112	$(2,631)	$(211)	$(126)	$296	$170

Balance at January 1, 2014	$929	$431	$1,395	$(2,513)	$(238)	$4	$285	$289
Net income			24			24	22	46
Other comprehensive income / (loss)				18		18	—	18
Dividends paid to noncontrolling interests							(8)	(8)
Stock-based compensation		9				9		9
Common stock issued		3			1	4		4
Common stock repurchased		(2)			—	(2)		(2)
Purchase of noncontrolling interests		(54)				(54)	(44)	(98)
Balance at March 31, 2014	$929	$387	$1,419	$(2,495)	$(237)	$3	$255	$258

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2014 and the results of its operations for the three months ended March 31, 2014 and 2013 and of its cash flows for the three months ended March 31, 2014 and 2013. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

B.	Accounting and Reporting Developments

Recently Adopted Accounting Standards

In the first quarter of 2014, the Company adopted changes to the guidance on a parent’s accounting for cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The changes primarily clarified existing guidance regarding when cumulative translation adjustments should be released into earnings upon the occurrence of various events. The change did not impact the Company's financial statements in the first quarter.

Recently Issued Accounting Standards

In April 2014, the FASB issued changes to the definition of a discontinued operation to include only disposals that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance, which will be effective for the Company on January 1, 2015, applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. Early adoption is permitted.

C.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined Benefit Plans	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$(1,954)	$(648)	$(12)	$(2,614)
Other comprehensive income (loss) before reclassifications	—	(20)	(17)	(37)
Amounts reclassified from accumulated other comprehensive income	18	—	2	20
Other comprehensive income (loss)	18	(20)	(15)	(17)
Balance at March 31, 2013	$(1,936)	$(668)	$(27)	$(2,631)

Balance at December 31, 2013	$(1,828)	$(658)	$(27)	$(2,513)
Other comprehensive income (loss) before reclassifications	—	(4)	(8)	(12)
Amounts reclassified from accumulated other comprehensive income	15	—	15	30
Other comprehensive income (loss)	15	(4)	7	18
Balance at March 31, 2014	$(1,813)	$(662)	$(20)	$(2,495)

Crown Holdings, Inc.

The following table provides information about amounts reclassified out of accumulated other comprehensive income.

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	Three Months Ended March 31,		Affected Line Item in the
Comprehensive Income Components	2014	2013	Statement of Operations
Gains and losses on cash flow hedges
Commodities	$19	$3	Cost of products sold
	19	3	Total before tax
	(6)	(1)	Provision for income taxes
	$13	$2	Net of tax

Foreign exchange	$1	$—	Net sales
	1	—	Cost of products sold
	2	—	Total before tax
	—	—	Provision for income taxes
	$2	$—	Net of tax

Total gains and losses on cash flow hedges	$15	$2

Amortization of defined benefit plan items
Actuarial losses	$30	$36	(a)
Prior service credit	(12)	(14)	(a)
	18	22	Total before tax
	(3)	(4)	Provision for income taxes
	$15	$18	Net of tax

Total reclassifications for the period	$30	$20	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net period pension and postretirement cost. See Note M for further details.

D.	Stock-Based Compensation

A summary of restricted and deferred stock transactions during the three months ended March 31, 2014 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2014	2,042,272
Awarded:
Time-vesting	95,094
Performance-based	174,481
Released:
Time-vesting shares awarded in 2011 through 2013	(107,284)
Forfeitures:
Time-vesting	(15,500)
Performance-based-shares awarded in 2011	(196,667)
Non-vested shares outstanding at March 31, 2014	1,992,396

In January 2014, the Company awarded shares of restricted stock to certain senior executives consisting of time-vesting awards which vest ratably over three years and performance-based shares which cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares originally awarded, and will be settled in stock. The market performance criteria is the Company's Total Shareholder Return ("TSR"), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies.

Crown Holdings, Inc.

The average grant-date fair value of the 2014 and 2013 restricted stock awards was $44.32 and $38.68 for time-vesting shares and $48.31 and $36.75 for performance-based shares.

The fair value of the performance-based shares awarded was calculated using a Monte Carlo valuation model. The estimated weighted average grant-date fair value of the 174,481 performance-based shares awarded in 2014 was $48.31 using a weighted average stock price volatility of 21.5%, an expected term of three years, and a weighted average risk-free interest rate of 0.80%. The variables used to value the 2013 award included a weighted average stock price volatility of 22.40%, an expected term of three years, and a weighted average risk-free rate of 0.34%.

In January 2014, the performance-based shares awarded in 2011 were forfeited as the required market performance condition was not met.

At March 31, 2014, unrecognized compensation cost related to outstanding nonvested stock awards was $54. The weighted average period over which the expense is expected to be recognized is 3.5 years. The aggregate market value of the shares released and issued on the vesting dates was $5.

E.	Receivables

	March 31, 2014	December 31, 2013
Accounts receivable	$1,084	$962
Less: allowance for doubtful accounts	(71)	(78)
Net trade receivables	1,013	884
Miscellaneous receivables	186	180
Receivables, net	$1,199	$1,064

F.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	March 31, 2014	December 31, 2013
Raw materials and supplies	$639	$645
Work in process	135	128
Finished goods	560	440
	$1,334	$1,213

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

Crown Holdings, Inc.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2014 mature between one and thirty months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
Derivatives in cash flow hedges	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Foreign exchange	$—	$—	$(2)	$—
Commodities	(8)	(17)	(13)	(2)
Total	$(8)	$(17)	$(15)	$(2)

Crown Holdings, Inc.

For the three months ended March 31, 2014, the Company recognized a net loss of $5 related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices. In the event that recent volatility in metal premiums continues, it is possible that the Company could record additional losses in the future that could be material.

For the twelve month period ending March 31, 2015, a net loss of $21 ($19, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the three months ended March 31, 2014 and 2013 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three months ended March 31, 2014.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of $1 for the three months ended March 31, 2014 and a gain of $3 for the three months ended March 31, 2013. The impact on earnings from foreign exchange contracts not designated as hedges was a loss of $1 for the three months ended March 31, 2014 and a loss of $3 for the same period in 2013. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively.

Crown Holdings, Inc.

	Balance Sheet Classification	Fair Value Hierarchy	March 31, 2014	December 31, 2013
Derivative Assets
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$22	$29
Commodities	Other current assets	1	1	—
Commodities	Other non-current assets	1	—	—
Derivatives not designated as hedges:
Foreign exchange	Other current assets	2	4	8
	Total		$27	$37

Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$24	$30
Commodities	Accounts payable and accrued liabilities	1	27	27
Commodities	Other non-current liabilities	1	2	2
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	—	1
	Total		$53	$60

Offsetting of Derivative Assets and Liabilities

Certain derivative financial instruments are subject to agreements with counterparties similar to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the statement of financial position. In the table below, the aggregate fair values of the Company's derivative assets and liabilities are presented on both a gross and net basis, where appropriate.

	Gross Amounts Recognized in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
Balance at March 31, 2014
Derivative Assets	27	2	25
Derivative Liabilities	53	2	51

Balance at December 31, 2013
Derivative Assets	37	2	35
Derivative Liabilities	60	2	58

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 were:

	March 31, 2014	December 31, 2013
Derivatives in cash flow hedges:
Foreign exchange	$623	$724
Commodities	335	379
Derivatives in fair value hedges:
Foreign exchange	120	128
Derivatives not designated as hedges:
Foreign exchange	679	675

Crown Holdings, Inc.

H.	Restructuring and Other

For the three months ended March 31, 2014, the Company recorded restructuring and other charges of $52 including $42 of impairment charges related to the planned divestment of certain operations in connection with the acquisition of Mivisa, $8 of other charges including strip and clean costs associated with prior restructuring actions and incremental costs associated with the temporary relocation of production due to an ongoing labor dispute in the Company's Americas Beverage segment and $2 of transaction costs incurred in connection with the acquisition of Mivisa.

As a condition for approval of the Company's acquisition of Mivisa by the European Commission, the Company entered into agreements to divest certain operations. The Company expects the sales to close in 2014. The underlying assets and liabilities of the operations to be divested are presented as held for sale in the Company's Consolidated Statements of Financial Position and their carrying value has been written down to fair value less costs to sell.

For the three months ended March 31, 2013, the Company recorded restructuring and other charges of $4 related to other exit costs associated with prior restructuring actions.

The tables below summarize the outstanding accrual balances associated with prior restructuring actions.

2011 European Division Headquarters Relocation

Through March 31, 2014, the Company incurred costs of $40 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Total
Balance at January 1, 2014	$—	$18	$18
Provisions	—	—	—
Payments	—	—	—
Foreign currency translation	—	—	—
Balance at March 31, 2014	$—	$18	$18

Other exit costs represent the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay these costs in 2014 and 2015.

2011 and 2012 European Division Actions

Through March 31, 2014, the Company incurred costs of $68 in connection with actions taken in 2011 and 2012 to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. These actions combined are expected to reduce headcount by approximately 474 and to eliminate approximately 20% of the businesses' capacity. Due to the similar nature of these actions, they have been combined in the rollforward presented below. The Company currently expects to incur future additional costs of $2 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $70. The Company expects to pay the liability through 2024 as certain employees have elected to receive payout as a fixed monthly sum over 11 years. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2014	$16	$—	$16
Provision	—	1	1
Payments	(1)	(1)	(2)
Foreign currency translation	—	—	—
Balance at March 31, 2014	$15	$—	$15

Crown Holdings, Inc.

2013 European Division Actions

Through March 31, 2014, the Company incurred costs of $31 related to a cost-reduction initiative to better align costs with ongoing market conditions in its European operations, primarily in its food, aerosol and specialty packaging businesses. The action is expected to result in the reduction of approximately 235 employees when completed in 2014. The Company does not expect to incur any additional charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2014	$27	$—	$27
Provision	—	—	—
Payments	(3)	—	(3)
Foreign currency translation	—	—	—
Balance at March 31, 2014	$24	$—	$24

Other

As a result of prior restructuring actions in the Company's North America food business, the Company may incur a future charge of up to $16 related to pension settlements which may be triggered as employees elect to receive lump sum distributions. The timing and amount of the charge may be impacted by the number of employees who elect to receive lump sum distributions.

I.	Debt

The Company’s outstanding debt was as follows.

	March 31, 2014	December 31, 2013
Short-term debt	$252	$279
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$350	$103
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2018	220	220
Euro (€110 at March 31, 2014) at EURIBOR plus 1.75% due 2018	151	151
Senior notes and debentures:
Euro (€500 at March 31, 2014) 7.125% due 2018	689	688
U.S. dollar 6.25% due 2021	700	700
U.S. dollar 4.50% due 2023	1,000	1,000
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	330	289
Unamortized discounts	(2)	(2)
Total long-term debt	3,852	3,563
Less: current maturities	(87)	(94)
Total long-term debt, less current maturities	$3,765	$3,469

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $4,195 at March 31, 2014 and $3,645 at December 31, 2013.

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

In recent years, the states of Alabama, Arizona, Florida, Georgia, Idaho, Indiana, Kansas, Michigan, Mississippi, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Utah, Wisconsin and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Georgia, South Carolina, South Dakota and Wyoming, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor's total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor's assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

During the three months ended March 31, 2014, the Company paid $7 to settle outstanding claims and had claims activity as follows:

Beginning claims	53,000
New claims	1,000
Settlements or dismissals	(1,000)
Ending claims	53,000

Crown Holdings, Inc.

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2013, the Company's outstanding claims were:

2013
Claimants alleging first exposure after 1964	16,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000
Pennsylvania	2,000
Other states that have enacted asbestos legislation	6,000
Other states	16,000
Total claims outstanding	53,000

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2014.

As of March 31, 2014, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $250, including $211 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2023. The Company’s accrual excludes potential costs for claims beyond 2023 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. The Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 87% of the claims outstanding at the end of 2013), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

The Company has also recorded aggregate accruals of $7 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. The Company has a receivable of $3 for the recovery of certain of these costs from a third party. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

The Company's Italian subsidiaries received assessments for value added taxes and related income taxes from the Italian tax authorities resulting from certain third party suppliers' failures to remit required value added tax payments due by those suppliers under Italian law with respect to purchases for resale to the Company. In 2013, the Company entered into a formal agreement with the Italian tax authorities to settle these matters.

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

At March 31, 2014, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $7. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At March 31, 2014, the Company also had guarantees of $38 related to the residual values of leased assets.

L.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company:

	Three Months Ended
	March 31
	2014	2013
Net income attributable to Crown Holdings	$24	$41
Weighted average shares outstanding:
Basic	136.8	142.5
Add: dilutive stock options and restricted stock	1.1	1.5
Diluted	137.9	144.0
Basic earnings per share	$0.18	$0.29
Diluted earnings per share	$0.17	$0.28

Crown Holdings, Inc.

For both the three months ended March 31, 2014 and 2013, 0.2 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

M.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31 were as follows:

	Three Months Ended
	March 31
Pension Benefits – U.S. Plans	2014	2013
Service cost	$4	$4
Interest cost	16	15
Expected return on plan assets	(26)	(25)
Recognized net loss	11	14
Net periodic cost	$5	$8

	Three Months Ended
	March 31
Pension Benefits – Non-U.S. Plans	2014	2013
Service cost	$7	$7
Interest cost	39	36
Expected return on plan assets	(49)	(46)
Recognized prior service credit	(4)	(4)
Recognized net loss	18	18
Net periodic cost	$11	$11

	Three Months Ended
	March 31
Other Postretirement Benefits	2014	2013
Service cost	$1	$1
Interest cost	3	3
Recognized prior service credit	(9)	(10)
Recognized net loss	2	4
Net periodic cost	$(3)	$(2)

N.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended
	March 31
	2014	2013
U.S. statutory rate at 35%	$28	$33
Tax on foreign income	(17)	(10)
Valuation allowance	5	2
Non-deductible impairment charge	15	—
Other items, net	2	(1)
Income tax provision	$33	$24

Crown Holdings, Inc.

For the three months ended March 31, 2014 compared to 2013, the Company's effective income tax rate was higher primarily due to non-deductible impairment charges related to the planned divestment of certain operations in connection with the Company's acquisition of Mivisa.

O.	Segment Information

The Company evaluates performance and allocates resources based on segment income. Segment income, which is not a defined term under GAAP, is defined by the Company as gross profit excluding the timing impact of hedge ineffectiveness less selling and administrative expenses. Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about the Company's operating segments:

	External Sales
	Three Months Ended
	March 31
	2014	2013
Americas Beverage	$549	$552
North America Food	179	197
European Beverage	388	371
European Food	373	376
Asia Pacific	298	276
Total reportable segments	1,787	1,772
Non-reportable segments	206	201
Total	$1,993	$1,973

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, the Company's specialty packaging business in Europe and the Company's tooling and equipment operations in the U.S. and United Kingdom.

	Intersegment Sales
	Three Months Ended
	March 31
	2014	2013
Americas Beverage	$19	$14
North America Food	3	3
European Beverage	—	1
European Food	22	21
Asia Pacific	—	—
Total reportable segments	44	39
Non-reportable segments	29	32
Total	$73	$71

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Crown Holdings, Inc.

	Segment Income
	Three Months Ended
	March 31
	2014	2013
Americas Beverage	$79	$76
North America Food	29	31
European Beverage	59	51
European Food	26	32
Asia Pacific	34	33
Total reportable segments	$227	$223

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings is as follows:

	Three Months Ended
	March 31
	2014	2013
Segment income of reportable segments	$227	$223
Segment income of non-reportable segments	24	22
Corporate and unallocated items	(58)	(50)
Restructuring and other	(52)	(4)
Loss from early extinguishments of debt	—	(38)
Interest expense	(58)	(60)
Interest income	2	2
Foreign exchange	(6)	(2)
Income before income taxes and equity earnings	$79	$93

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs. For the three months ended March 31, 2014, corporate and unallocated items also included a charge of $7 related to hedge ineffectiveness included in cost of products sold.

For the three months ended March 31 2014 and 2013, intercompany profit of $1 and $2 was eliminated within segment income of non-reportable segments.

Crown Holdings, Inc.

P.	Subsequent Event

On April 23, 2014, the Company completed its previously announced acquisition of the sole shareholder of Mivisa Envases, S.A.U. (“Mivisa”) from certain investment funds managed by affiliates of The Blackstone Group L.P., N+1 Mercapital and management for approximately €550 ($760) including lockbox interest and €700 ($966) of debt assumed plus transaction costs excluding the impact of any cash acquired. With manufacturing facilities primarily serving the vegetable, fruit, fish and meat segments, Mivisa, based in Murcia, Spain, is the largest food can producer in both the Iberian Peninsula and Morocco. To fund the acquisition, payoff certain of Mivisa's existing debt and pay related transaction costs, the Company used (i) a $580 Delayed Draw Term Loan A Facility, (ii) a €590 ($815) Delayed Draw Term Euro Facility and (iii) a $362 Farm Credit Facility (together, the “Facilities”). The maturity date for the Facilities, other than the Farm Credit Facility, is December 19, 2018. The maturity date for the Farm Credit Facility is December 19, 2019.

Q.	Condensed Combining Financial Information
Crown European Holdings SA (Issuer), a wholly owned subsidiary of the Company, has €500 ($689 at March 31, 2014) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands.
The following condensed combining financial statements:
•statements of comprehensive income for the three months ended March 31, 2014 and 2013,
•balance sheets as of March 31, 2014 and December 31, 2013, and
•statements of cash flows for the three months ended March 31, 2014 and 2013 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$980	$1,013		$1,993
Cost of products sold, excluding depreciation and amortization			809	852		1,661
Depreciation and amortization			13	22		35
Gross profit			158	139		297
Selling and administrative expense		$(1)	85	20		104
Restructuring and other			28	24		52
Net interest expense		15	29	12		56
Technology royalty			(8)	8		—
Foreign exchange			3	3		6
Income/(loss) before income taxes		(14)	21	72		79
Provision for / (benefit from) income taxes			17	16		33
Equity earnings / (loss) in affiliates	$24	8	20		$(52)	—
Net income	24	(6)	24	56	(52)	46
Net income attributable to noncontrolling interests				(22)		(22)
Net income attributable to Crown Holdings	$24	$(6)	$24	$34	$(52)	$24

Comprehensive income	$42	$(10)	$42	$54	$(64)	$64
Comprehensive income attributable to noncontrolling interests				(22)		(22)
Comprehensive income attributable to Crown Holdings	$42	$(10)	$42	$32	$(64)	$42

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,008	$965		$1,973
Cost of products sold, excluding depreciation and amortization			828	812		1,640
Depreciation and amortization			14	20		34
Gross profit		—	166	133		299
Selling and administrative expense			81	23		104
Restructuring and other			2	2		4
Loss from early extinguishment of debt		$1	37			38
Net interest expense		13	32	13		58
Technology royalty			(8)	8		—
Foreign exchange			2			2
Income/(loss) before income taxes		(14)	20	87	—	93
Provision for / (benefit from) income taxes			16	8		24
Equity earnings / (loss) in affiliates	$41	22	37		$(102)	(2)
Net income	41	8	41	79	(102)	67
Net income attributable to noncontrolling interests				(26)		(26)
Net income attributable to Crown Holdings	$41	$8	$41	$53	$(102)	$41

Comprehensive income	$24	$(11)	$24	$49	$(39)	$47
Comprehensive income attributable to noncontrolling interests				(23)		(23)
Comprehensive income attributable to Crown Holdings	$24	$(11)	$24	$26	$(39)	$24

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of March 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$117	$150		$267
Receivables, net			306	893		1,199
Intercompany receivables		$3	93	62	$(158)	—
Inventories			659	675		1,334
Prepaid expenses and other current assets	$2	7	146	61		216
Assets held for sale				63		63
Total current assets	2	10	1,321	1,904	(158)	3,079

Intercompany debt receivables		1,563	3,841	487	(5,891)	—
Investments	1,164	4,153	(271)		(5,046)	—
Goodwill			1,442	574		2,016
Property, plant and equipment, net			645	1,515		2,160
Other non-current assets		28	528	74		630
Total	$1,166	$5,754	$7,506	$4,554	$(11,095)	$7,885

Liabilities and equity
Current liabilities
Short-term debt			$5	$247		$252
Current maturities of long-term debt				87		87
Accounts payable and accrued liabilities	$7	$9	1,165	984		2,165
Intercompany payables		1	61	96	$(158)	—
Liabilities held for sale				57		57
Total current liabilities	7	10	1,231	1,471	(158)	2,561

Long-term debt, excluding current maturities		1,125	2,397	243		3,765
Long-term intercompany debt	1,156	2,342	1,597	796	(5,891)	—
Postretirement and pension liabilities			834	21		855
Other non-current liabilities		8	283	155		446
Commitments and contingent liabilities
Noncontrolling interests				255		255
Crown Holdings shareholders’ equity/(deficit)	3	2,269	1,164	1,613	(5,046)	3
Total equity/(deficit)	3	2,269	1,164	1,868	(5,046)	258
Total	$1,166	$5,754	$7,506	$4,554	$(11,095)	$7,885

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(1)	$(29)	$(268)	$(197)		$(495)
Cash flows from investing activities
Capital expenditures			(17)	(67)		(84)
Proceeds from sale of property, plant and equipment			3	—		3
Intercompany investing activities			6		$(6)	—
Other				8		8
Net cash provided by/(used for) investing activities	—	—	(8)	(59)	(6)	(73)
Cash flows from financing activities
Proceeds from long-term debt				70		70
Payments of long-term debt				(29)		(29)
Net change in revolving credit facility and short-term debt		180	68	(30)		218
Net change in long-term intercompany balances	(1)	(201)	26	176		—
Common stock issued	4					4
Common stock repurchased	(2)					(2)
Dividends paid				(6)	6	—
Purchase of noncontrolling interests			(93)			(93)
Dividends paid to noncontrolling interests				(23)		(23)
Other		2		—		2
Net cash provided by/(used for) financing activities	1	(19)	1	158	6	147
Effect of exchange rate changes on cash and cash equivalents				(1)		(1)
Net change in cash and cash equivalents	—	(48)	(275)	(99)	—	(422)
Cash and cash equivalents at January 1		48	392	249		689
Cash and cash equivalents at March 31	$—	$—	$117	$150	$—	$267

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(2)	$(24)	$(276)	$(130)		$(432)
Cash flows from investing activities
Capital expenditures			(10)	(53)		(63)
Insurance proceeds				8		8
Intercompany investing activities			10		$(10)	—
Other			3			3
Net cash provided by/(used for) investing activities		—	3	(45)	(10)	(52)
Cash flows from financing activities
Proceeds from long-term debt			1,000	7		1,007
Payments of long-term debt		(199)	(702)	(10)		(911)
Net change in revolving credit facility and short-term debt		237	138	(11)		364
Net change in long-term intercompany balances		(12)	(166)	178		—
Debt issue costs			(15)			(15)
Common stock issued	8					8
Common stock repurchased	(6)					(6)
Dividends paid				(10)	10	—
Purchase of noncontrolling interests				(10)		(10)
Dividends paid to noncontrolling interests				(8)		(8)
Other		(2)	12			10
Net cash provided by/(used for) financing activities	2	24	267	136	10	439
Effect of exchange rate changes on cash and cash equivalents				(1)		(1)
Net change in cash and cash equivalents	—	—	(6)	(40)	—	(46)
Cash and cash equivalents at January 1			134	216		350
Cash and cash equivalents at March 31	$—	$—	$128	$176	$—	$304

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt.

The following condensed combining financial statements:
•statements of comprehensive income for the three months ended March 31, 2014 and 2013,
•balance sheets as of March 31, 2014 and December 31, 2013, and
•statements of cash flows for the three months ended March 31, 2014 and 2013 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,993		$1,993
Cost of products sold, excluding depreciation and amortization			1,661		1,661
Depreciation and amortization			35		35
Gross profit		—	297		297
Selling and administrative expense		$3	101		104
Restructuring and other		14	38		52
Net interest expense		23	33		56
Foreign exchange			6		6
Income/(loss) before income taxes		(40)	119	—	79
Provision for / (benefit from) income taxes		(5)	38		33
Equity earnings / (loss) in affiliates	$24	59		$(83)	—
Net income	24	24	81	(83)	46
Net income attributable to noncontrolling interests			(22)		(22)
Net income attributable to Crown Holdings	$24	$24	$59	$(83)	$24

Comprehensive income	$42	$42	$99	$(119)	$64
Comprehensive income attributable to noncontrolling interests			(22)		(22)
Comprehensive income attributable to Crown Holdings	$42	$42	$77	$(119)	$42

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,973		$1,973
Cost of products sold, excluding depreciation and amortization			1,640		1,640
Depreciation and amortization			34		34
Gross profit			299		299
Selling and administrative expense		$3	101		104
Restructuring and other			4		4
Loss from early extinguishment of debt			38		38
Net interest expense		26	32		58
Foreign exchange			2		2
Income/(loss) before income taxes		(29)	122		93
Provision for / (benefit from) income taxes		2	22		24
Equity earnings / (loss) in affiliates	$41	72	—	$(115)	(2)
Net income	41	41	100	(115)	67
Net income attributable to noncontrolling interests			(26)		(26)
Net income attributable to Crown Holdings	$41	$41	$74	$(115)	$41

Comprehensive income	$24	$24	$80	$(81)	$47
Comprehensive income attributable to noncontrolling interests			(23)		(23)
Comprehensive income attributable to Crown Holdings	$24	$24	$57	$(81)	$24

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$267		$267
Receivables, net		$1	1,198		1,199
Inventories			1,334		1,334
Prepaid expenses and other current assets	$2	103	111		216
Assets held for sale			63		63
Total current assets	2	104	2,973		3,079

Intercompany debt receivables			1,930	$(1,930)	—
Investments	1,164	2,231		(3,395)	—
Goodwill			2,016		2,016
Property, plant and equipment, net			2,160		2,160
Other non-current assets		335	295		630
Total	$1,166	$2,670	$9,374	$(5,325)	$7,885

Liabilities and equity
Current liabilities
Short-term debt			$252		$252
Current maturities of long-term debt			87		87
Accounts payable and accrued liabilities	$7	$39	2,119		2,165
Liabilities held for sale			57		57
Total current liabilities	7	39	2,515		2,561

Long-term debt, excluding current maturities		412	3,353		3,765
Long-term intercompany debt	1,156	774		$(1,930)	—
Postretirement and pension liabilities			855		855
Other non-current liabilities		281	165		446
Commitments and contingent liabilities
Noncontrolling interests			255		255
Crown Holdings shareholders’ equity/(deficit)	3	1,164	2,231	(3,395)	3
Total equity/(deficit)	3	1,164	2,486	(3,395)	258
Total	$1,166	$2,670	$9,374	$(5,325)	$7,885

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(1)	$(27)	$(467)		$(495)
Cash flows from investing activities
Capital expenditures			(84)		(84)
Proceeds from sale of property, plant and equipment			3		3
Intercompany investing activities		4		$(4)	—
Other			8		8
Net cash provided by/(used for) investing activities	—	4	(73)	(4)	(73)
Cash flows from financing activities
Proceeds from long-term debt			70		70
Payments of long-term debt			(29)		(29)
Net change in revolving credit facility and short-term debt			218		218
Net change in long-term intercompany balances	(1)	23	(22)		—
Common stock issued	4				4
Common stock repurchased	(2)				(2)
Dividends paid			(4)	4	—
Purchase of noncontrollling interests			(93)		(93)
Dividend paid to noncontrolling interests			(23)		(23)
Other			2		2
Net cash provided by/(used for) financing activities	1	23	119	4	147
Effect of exchange rate changes on cash and cash equivalents			(1)		(1)
Net change in cash and cash equivalents	—	—	(422)	—	(422)
Cash and cash equivalents at January 1			689		689
Cash and cash equivalents at March 31	$—	$—	$267	$—	$267

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(2)	$(34)	$(396)		$(432)
Cash flows from investing activities
Capital expenditures			(63)		(63)
Insurance proceeds			8		8
Intercompany investing activities		8		$(8)	—
Other			3		3
Net cash provided by/(used for) investing activities		8	(52)	(8)	(52)
Cash flows from financing activities
Proceeds from long-term debt			1,007		1,007
Payments of long-term debt			(911)		(911)
Net change in revolving credit facility and short-term debt			364		364
Net change in long-term intercompany balances		26	(26)		—
Debt issue costs			(15)		(15)
Common stock issued	8				8
Common stock repurchased	(6)				(6)
Dividends paid			(8)	8	—
Purchase of noncontrolling interests			(10)		(10)
Dividend paid to noncontrolling interests			(8)		(8)
Other			10		10
Net cash provided by/(used for) financing activities	2	26	403	8	439
Effect of exchange rate changes on cash and cash equivalents			(1)		(1)
Net change in cash and cash equivalents	—	—	(46)	—	(46)
Cash and cash equivalents at January 1			350		350
Cash and cash equivalents at March 31	$—	$—	$304	$—	$304

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three months ended March 31, 2014 and 2013,

•	balance sheets as of March 31, 2014 and December 31, 2013, and

•	statements of cash flows for the three months ended March 31, 2014 and 2013 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$499	$1,494		$1,993
Cost of products sold, excluding depreciation and amortization			398	1,263		1,661
Depreciation and amortization			7	28		35
Gross profit		—	94	203		297
Selling and administrative expense		$2	39	63		104
Restructuring and other		2	36	14		52
Net interest expense		9	22	25		56
Technology royalty			(11)	11		—
Foreign exchange				6		6
Income/(loss) before income taxes		(13)	8	84		79
Provision for / (benefit from) income taxes		(5)	14	24		33
Equity earnings / (loss) in affiliates	$24	40	30		$(94)	—
Net income	24	32	24	60	(94)	46
Net income attributable to noncontrolling interests				(22)		(22)
Net income attributable to Crown Holdings	$24	$32	$24	$38	$(94)	$24

Comprehensive income	$42	$38	$42	$72	$(130)	$64
Comprehensive income attributable to noncontrolling interests				(22)		(22)
Comprehensive income attributable to Crown Holdings	$42	$38	$42	$50	$(130)	$42

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$534	$1,439		$1,973
Cost of products sold, excluding depreciation and amortization			429	1,211		1,640
Depreciation and amortization			7	27		34
Gross profit		—	98	201		299
Selling and administrative expense		$3	37	64		104
Restructuring and other			4			4
Loss from early extinguishment of debt		37		1		38
Net interest expense		13	23	22		58
Technology royalty			(9)	9		—
Foreign exchange				2		2
Income/(loss) before income taxes		(53)	43	103		93
Provision for / (benefit from) income taxes		(20)	28	16		24
Equity earnings / (loss) in affiliates	$41	52	26		$(121)	(2)
Net income	41	19	41	87	(121)	67
Net income attributable to noncontrolling interests				(26)		(26)
Net income attributable to Crown Holdings	$41	$19	$41	$61	$(121)	$41

Comprehensive income	$24	$24	$24	$62	$(87)	$47
Comprehensive income attributable to noncontrolling interests				(23)		(23)
Comprehensive income attributable to Crown Holdings	$24	$24	$24	$39	$(87)	$24

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$38	$1	$228		$267
Receivables, net			18	1,181		1,199
Intercompany receivables			26	22	$(48)	—
Inventories			310	1,024		1,334
Prepaid expenses and other current assets	$2	2	79	133		216
Assets held for sale				63		63
Total current assets	2	40	434	2,651	(48)	3,079

Intercompany debt receivables		1,609	1,846	26	(3,481)	—
Investments	1,164	1,964	745		(3,873)	—
Goodwill			453	1,563		2,016
Property, plant and equipment, net		1	315	1,844		2,160
Other non-current assets		35	357	238		630
Total	$1,166	$3,649	$4,150	$6,322	$(7,402)	$7,885

Liabilities and equity
Current liabilities
Short-term debt				$252		$252
Current maturities of long-term debt				87		87
Accounts payable and accrued liabilities	$7	$26	$468	1,664		2,165
Intercompany payables			22	26	$(48)	—
Liabilities held for sale				57		57
Total current liabilities	7	26	490	2,086	(48)	2,561

Long-term debt, excluding current maturities		1,940	412	1,413		3,765
Long-term intercompany debt	1,156	599	1,510	216	(3,481)	—
Postretirement and pension liabilities			289	566		855
Other non-current liabilities			285	161		446
Commitments and contingent liabilities
Noncontrolling interests				255		255
Crown Holdings shareholders’ equity/(deficit)	3	1,084	1,164	1,625	(3,873)	3
Total equity/(deficit)	3	1,084	1,164	1,880	(3,873)	258
Total	$1,166	$3,649	$4,150	$6,322	$(7,402)	$7,885

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(1)	$(31)	$(44)	$(419)		$(495)
Cash flows from investing activities
Capital expenditures			(9)	(75)		(84)
Proceeds from sale of property, plant and equipment			3	—		3
Intercompany investing activities			6		$(6)	—
Other			—	8		8
Net cash provided by/(used for) investing activities		—	—	(67)	(6)	(73)
Cash flows from financing activities
Proceeds from long-term debt				70		70
Payments of long-term debt				(29)		(29)
Net change in revolving credit facility and short-term debt		20		198		218
Net change in long-term intercompany balances	(1)	(128)	119	10		—
Common stock issued	4					4
Common stock repurchased	(2)					(2)
Dividends paid				(6)	6	—
Purchase of noncontrolling interests			(76)	(17)		(93)
Dividends paid to noncontrolling interests				(23)		(23)
Other				2		2
Net cash provided by/(used for) financing activities	1	(108)	43	205	6	147
Effect of exchange rate changes on cash and cash equivalents				(1)		(1)
Net change in cash and cash equivalents	—	(139)	(1)	(282)	—	(422)
Cash and cash equivalents at January 1		177	2	510		689
Cash and cash equivalents at March 31	$—	$38	$1	$228	$—	$267

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(2)	$(20)	$(48)	$(362)		$(432)
Cash flows from investing activities
Capital expenditures			(5)	(58)		(63)
Insurance Proceeds				8		8
Intercompany investing activities		2	8		$(10)	—
Other			3			3
Net cash provided by/(used for) investing activities	—	2	6	(50)	(10)	(52)
Cash flows from financing activities
Proceeds from long-term debt		1,000		7		1,007
Payments of long-term debt		(702)		(209)		(911)
Net change in revolving credit facility and short-term debt		85		279		364
Net change in long-term intercompany balances		(351)	41	310		—
Debt issue costs		(15)				(15)
Common stock issued	8					8
Common stock repurchased	(6)					(6)
Dividends paid				(10)	10	—
Purchase of noncontrolling interests				(10)		(10)
Dividends paid to noncontrolling interests				(8)		(8)
Other				10		10
Net cash provided by/(used for) financing activities	2	17	41	369	10	439
Effect of exchange rate changes on cash and cash equivalents				(1)		(1)
Net change in cash and cash equivalents	—	(1)	(1)	(44)	—	(46)
Cash and cash equivalents at January 1		27	1	322		350
Cash and cash equivalents at March 31	$—	$26	$—	$278	$—	$304

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2014 compared to 2013 and changes in financial condition and liquidity from December 31, 2013. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

The Company identifies and evaluates growth opportunities through line additions in existing plants, new plants in developing markets that it already knows and understands, and potential strategic acquisitions in geographic areas and product lines in which it already operates. The Company rigorously evaluates each opportunity against a variety of metrics including economic profit, return on invested capital and cash flow generation. Every approved project is undertaken with an eye toward creating long-term shareholder value. Cash flows generated from the Company's operations may be reinvested in the business, used for acquisitions, used to repay debt or returned to shareholders through share repurchases or possible future dividends. In 2014, the Company does not anticipate any share repurchases.

In April 2014, the Company closed its acquisition of Mivisa Envases, SAU, a leading Spanish manufacturer of two- and three-piece food cans and ends. Mivisa is the largest food can producer in both the Iberian Peninsula and Morocco; primarily serving vegetable, fruit, fish and meat markets. In connection with the acquisition, the Company will divest certain Crown and Mivisa operations as a required condition for regulatory approval. The acquisition will significantly build upon the Company's existing position in the strategically important European food can segment and is expected to be earnings accretive.

Over the past five years, the Company has continued to develop its beverage can platform in emerging markets with particular focus on Asia, Brazil and Eastern Europe. In 2013, the Company added capacity in Cambodia, China, Malaysia and Vietnam and in April 2014, commenced production at its new facility in Teresina, Brazil. Beverage can volume growth in these markets has been driven by increased per capita incomes and consumption, combined with an increased preference for cans in the package mix.

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

In assessing the Company's performance, the key performance measure used is segment income, a non-GAAP measure defined by the Company as gross profit excluding the timing impact of hedge ineffectiveness, less selling and administrative expenses.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the Company's European businesses, the Canadian dollar in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment.

Net Sales and Segment Income

	Three Months Ended
	March 31
	2014	2013
Net sales	$1,993	$1,973
Beverage cans and ends as a percentage of net sales	57%	56%
Food cans and ends as a percentage of net sales	25%	26%

Three months ended March 31, 2014 compared to 2013

Net sales increased primarily due to a 6% increase in global beverage can volumes, partially offset by the pass-through of lower raw material costs.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced slightly declining volumes in recent years. In Brazil, the Company's sales unit volumes have increased in recent years primarily due to market growth. In April, 2014, the Company commenced production at its new facility in Teresina, Brazil.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended
	March 31
	2014	2013
Net sales	$549	$552
Segment income	79	76

Three months ended March 31, 2014 compared to 2013

Net sales decreased primarily due to $10 from the pass-through of lower aluminum costs and $9 from the impact of foreign currency translation, partially offset by $16 from increased sales unit volumes and favorable product mix. The increase in sales unit volumes was primarily in Brazil where demand continues to be strong.

Segment income increased primarily due to higher sales unit volumes.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended
	March 31
	2014	2013
Net sales	$179	$197
Segment income	29	31

Three months ended March 31, 2014 compared to 2013

Net sales decreased primarily due to $15 from lower sales unit volumes and $3 from the impact of foreign currency translation. The decrease in sales unit volumes was primarily attributable to the cessation of shipments to a customer who declared bankruptcy in the fourth quarter of 2013.

Segment income decreased primarily due to lower sales unit volumes.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Eastern and Western Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing. In the first quarter of 2014, the Company increased its ownership interests in subsidiaries in Jordan and Tunisia to 100% by purchasing the remaining noncontrolling interests.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended
	March 31
	2014	2013
Net sales	$388	$371
Segment income	59	51

Three months ended March 31, 2014 compared to 2013

Net sales increased primarily due to a 1.5% increase in sales unit volumes.

Segment income increased primarily due to higher sales unit volumes and improved cost performance.

European Food

The European Food segment manufactures steel and aluminum food cans, ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. In April 2014, the Company closed its acquisition of Mivisa and has reached agreements to divest certain Crown and Mivisa operations as required for regulatory approval. The Company plans to integrate Mivisa with its existing European Food business.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended
	March 31
	2014	2013
Net sales	$373	$376
Segment income	26	32

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended March 31, 2014 compared to 2013

Net sales decreased primarily due to $10 from unfavorable sales unit volumes and mix and $6 from lower selling prices reflecting the pass-through of lower material costs and the impact of competitive price compression, partially offset by $13 from the impact of foreign currency translation.

Segment income decreased primarily due to unfavorable sales unit volumes and mix, partially offset by improved cost performance.

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

In the first quarter of 2013, the Company commercialized second beverage can lines at its facilities in Putian, China and Bangi, Malaysia. In the second quarter of 2013, the Company commercialized new beverage can plants in Danang, Vietnam and Bangkok, Thailand; and in the third quarter of 2013, the Company began production at its new plant in Sihanoukville, Cambodia.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended
	March 31
	2014	2013
Net sales	$298	$276
Segment income	34	33

Three months ended March 31, 2014 compared to 2013

Net sales increased primarily due to $40 from increased sales unit volumes due to recent capacity expansion partially offset by $13 from lower selling prices primarily due to the pass-through of lower raw material costs and the impact of competitive price compression and $5 from the impact of foreign currency translation.

Segment income increased primarily due to $6 from increased sales unit volumes partially offset by lower manufacturing efficiencies associated with recent capacity expansion and the impact of competitive price compression.

Non-reportable Segments

The Company's non-reportable segments include its aerosol can businesses in North America and Europe, its specialty packaging business in Europe and its tooling and equipment operations in the U.S. and U.K. In recent years, the Company's specialty packaging and aerosol can businesses have experienced slightly declining volumes.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended
	March 31
	2014	2013
Net sales	$206	$201
Segment income	24	22

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended March 31, 2014 compared to 2013

Net sales increased primarily due to $6 from the impact of foreign currency translation.

Segment income increased primarily due to lower operating costs resulting from recent restructuring actions.

Corporate and Unallocated Expense

	Three Months Ended
	March 31
	2014	2013
Corporate and unallocated expense	$(58)	$(50)

For the three months ended March 31, 2014 compared to 2013, corporate and unallocated expense increased primarily due to a charge of $7 related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended March 31, 2014 compared to 2013, cost of products sold (excluding depreciation and amortization) increased from $1,640 to $1,661 primarily due to increased global beverage can volumes partially offset by the pass-through of lower raw material costs.

Depreciation and Amortization

For the three months ended March 31, 2014 compared to 2013, depreciation and amortization expense increased from $34 to $35 primarily due to the impact of recent capacity expansion.

Selling and Administrative Expense

For the three months ended March 31, 2014 compared to 2013, selling and administrative expense remained at $104.

Loss from Early Extinguishment of Debt

For the three months ended March 31, 2013, the Company recorded a loss from early extinguishment of debt of $38 in connection with the redemption of its $400 senior notes due 2017 and the repayment of $500 of indebtedness under its senior secured term loan facilities.

Interest Expense

For the three months ended March 31, 2014 compared to 2013, interest expense decreased from $60 to $58 primarily due to lower interest rates and lower average debt outstanding.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended
	March 31
	2014	2013
Income before income taxes	$79	$93
Provision for income taxes	33	24
Effective income tax rate	41.8%	25.8%

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

For the three months ended March 31, 2014 compared to 2013, the Company's effective income tax rate was higher primarily due to non-deductible impairment charges related to the planned divestment of certain operations in connection with the Company's acquisition of Mivisa.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2014 compared to 2013, net income attributable to noncontrolling interests decreased from $26 to $22 primarily due to the acquisition of additional ownership interests in subsidiaries in Jordan and Tunisia and lower earnings in certain beverage can operations in the Middle East.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities increased from $432 for the three months ended March 31, 2013 to $495 in 2014 primarily due to changes in working capital as higher cash outflows associated with receivables and accounts payable and accrued liabilities were partially offset by lower cash outflows associated with inventory and $21 from higher interest payments.

Receivables used cash of $157 for the three months ended March 31, 2014 compared to $118 in 2013 partly due to higher sales in March 2014 than in March 2013. Days sales outstanding for trade receivables increased from 45 days for the three months ended March 31, 2013 to 46 days in 2014.

Inventories used cash of $154 for the three months ended March 31, 2014 compared to $205 in 2013. Inventory levels typically increase each month of the year until peaking in the third quarter due to seasonal build primarily in the Company's food can businesses. Cash used in 2013 was higher than in 2014 primarily due to the Company's efforts to manage lower levels of inventory at December 31, 2012 which resulted in higher cash used in 2013 for seasonal inventory build.

Accounts payable and accrued liabilities used cash of $281 for the three months ended March 31, 2014 compared to $208 in 2013 primarily due to timing of supplier payments.

Investing Activities

Cash used for investing activities increased from $52 for the three months ended March 31, 2013 to $73 in 2014 due to higher capital expenditures primarily related to construction of the Company's plant in Tersina, Brazil which commenced commercial operations in April 2014. The Company does not currently have any major projects under construction and expects capital expenditures for 2014 to be approximately $285 - $310.

Financing Activities

Cash provided by financing activities decreased from $439 for the three months ended March 31, 2013 to $147 in 2014 partly due to $93 paid in 2014 to increase the Company's ownership interest in subsidiaries in Jordan and Tunisa to 100% and $15 of higher dividends paid to the noncontrolling interest in Jordan in connection with the buyout.

Other financing activities, in each year, represent cash settlements of foreign currency derivatives used to hedge intercompany debt obligations.

Liquidity

As of March 31, 2014, $220 of the Company's $267 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $125 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of March 31, 2014, the Company had $810 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less $350 of borrowings and $40 of outstanding standby letters of credit.

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

Capital Resources

As of March 31, 2014, the Company has approximately $53 of capital commitments primarily related to capacity expansion in Asia and Brazil. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Contractual Obligations

During the first three months of 2014 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which information is incorporated herein by reference.

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the first three months of 2014. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 with respect to goodwill.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Goodwill Impairment

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, the estimated fair value of the Company's European Aerosols and Specialty Packaging reporting unit was 50% higher than its carrying value. The Company continues to believe that the estimated fair value of the reporting unit exceeds its carrying value. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $155 could be recorded.

Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note J and commitments and contingencies in Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which are not historical facts (including any statements concerning plans and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2014, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2014, the Company had $1.1 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $2.8 million before tax.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities as part of publicly announced programs during the first three months of 2014.

In December 2012, the Company's Board of Directors authorized the repurchase of an aggregate amount of $800 million of the Company's common stock through the end of 2014. This authorization supersedes the previous authorization. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of March 31, 2014 $507 million of the Company’s outstanding common stock may be repurchased under the program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

(a)
Crown Holdings, Inc. (the “Company”) held its Annual Meeting of Shareholders on April 24, 2014 (the “Annual Meeting”). As of March 4, 2014, the record date for the meeting, 138,407,590 shares of Common Stock, par value $5.00 per share, of the Company (“Common Stock”) were issued and outstanding. A quorum of 122,989,293 shares of Common Stock were present or represented at the meeting.

(b)	The following individuals were nominated and elected to serve as directors:

Jenne K. Britell, John W. Conway, Arnold W. Donald, William G. Little, Hans J. Löliger, James H. Miller, Josef M. Müller, Thomas A. Ralph, Caesar F. Sweitzer, Jim L. Turner and William S. Urkiel.

Crown Holdings, Inc.

At the Annual Meeting, the Company's shareholders voted on the five matters below as follows:

1)Election of Directors.

Directors	Votes For	Votes Withheld	Broker Non-Vote
Jenne K. Britell	115,705,675	878,171	6,405,447
John W. Conway	113,584,193	2,999,653	6,405,447
Arnold W. Donald	114,595,605	1,988,241	6,405,447
William G. Little	115,132,313	1,451,533	6,405,447
Hans J. Löliger	114,951,584	1,632,262	6,405,447
James H. Miller	113,084,414	3,499,432	6,405,447
Josef M. Müller	116,447,260	136,586	6,405,447
Thomas A. Ralph	115,135,295	1,448,551	6,405,447
Caesar F. Sweitzer	116,381,263	202,583	6,405,447
Jim L. Turner	115,996,786	587,060	6,405,447
William S. Urkiel	116,446,855	136,991	6,405,447

2)	Ratification of appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December 31, 2014.

Votes For	Votes Against	Votes Abstaining
122,174,077	744,724	70,492

3)	Approval, by non-binding advisory vote, of the compensation of the Company's Named Executive Officers as disclosed in the Company's 2014 Proxy Statement.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
111,417,681	3,441,177	1,724,988	6,405,447

4)	Shareholder proposal regarding executive stock retention.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
40,997,227	75,309,668	276,951	6,405,447

5)	Shareholder proposal regarding executive retirement benefits.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
42,607,890	73,812,902	163,054	6,405,447

Crown Holdings, Inc.

Completion of Acquisition or Disposition of Assets

On April 23, 2014, the Company completed its previously announced acquisition of the sole shareholder of Mivisa Envases, S.A.U. (“Mivisa”) from certain investment funds managed by affiliates of The Blackstone Group L.P., N+1 Mercapital and management for approximately €550 including lockbox interest and €700 of debt assumed plus transaction costs excluding the impact of any cash acquired. With manufacturing facilities primarily serving the vegetable, fruit, fish and meat segments, Mivisa, based in Murcia, Spain, is the largest food can producer in both the Iberian Peninsula and Morocco. To fund the acquisition, payoff certain of Mivisa's existing debt and pay related transaction costs, the Company used (i) a $580 million Delayed Draw Term Loan A Facility, (ii) a €590 million Delayed Draw Term Euro Facility and (iii) a $362 million Farm Credit Facility (together, the “Facilities”). The maturity date for the Facilities, other than the Farm Credit Facility, is December 19, 2018. The maturity date for the Farm Credit Facility is December 19, 2019.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

Date: April 25, 2014