Form 10-Q
period 2014-06-30
CROWN HOLDINGS INC
filed 2014-07-30
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 138,892,317 shares of Common Stock outstanding as of July 28, 2014.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net sales	$2,383	$2,223	$4,376	$4,196
Cost of products sold, excluding depreciation and amortization	1,960	1,818	3,621	3,458
Depreciation and amortization	47	30	82	64
Gross profit	376	375	673	674
Selling and administrative expense	103	102	207	206
Restructuring and other	31	4	83	8
Loss from early extinguishments of debt	—	—	—	38
Interest expense	66	61	124	121
Interest income	(1)	(1)	(3)	(3)
Foreign exchange	—	—	6	2
Income before income taxes and equity earnings	177	209	256	302
Provision for income taxes	50	55	83	79
Equity earnings (loss) in affiliates	—	1	—	(1)
Net income	127	155	173	222
Net income attributable to noncontrolling interests	(21)	(22)	(43)	(48)
Net income attributable to Crown Holdings	$106	$133	$130	$174

Earnings per common share attributable to Crown Holdings:
Basic	$0.77	$0.94	$0.95	$1.23
Diluted	$0.76	$0.93	$0.94	$1.21

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net income	$127	$155	$173	$222

Other comprehensive income, net of tax
Foreign currency translation adjustments	(4)	(4)	(8)	(24)
Pension and other postretirement benefits	17	30	32	48
Derivatives qualifying as hedges	14	(12)	21	(30)
Total other comprehensive income (loss)	27	14	45	(6)

Total comprehensive income	154	169	218	216
Net income attributable to noncontrolling interests	(21)	(22)	(43)	(48)
Translation adjustments attributable to noncontrolling interests	(1)	1	(1)	1
Derivatives qualifying as hedges attributable to noncontrolling interests	(2)	—	(2)	3
Comprehensive income attributable to Crown Holdings	$130	$148	$172	$172

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$244	$689
Receivables, net	1,264	1,064
Inventories	1,615	1,213
Prepaid expenses and other current assets	364	214
Total current assets	3,487	3,180

Goodwill and intangible assets	3,272	2,016
Property, plant and equipment, net	2,496	2,152
Other non-current assets	640	682
Total	$9,895	$8,030

Liabilities and equity
Current liabilities
Short-term debt	$172	$279
Current maturities of long-term debt	90	94
Accounts payable and accrued liabilities	2,587	2,547
Total current liabilities	2,849	2,920

Long-term debt, excluding current maturities	5,230	3,469
Postretirement and pension liabilities	836	891
Other non-current liabilities	568	461
Commitments and contingent liabilities (Note L)
Noncontrolling interests	268	285
Crown Holdings shareholders’ equity	144	4
Total equity	412	289
Total	$9,895	$8,030

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30
	2014	2013
Cash flows from operating activities
Net income	$173	$222
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	82	64
Restructuring and other	83	8
Asset impairments and sales	—	—
Pension expense	31	39
Pension contributions	(42)	(43)
Stock-based compensation	14	12
Changes in assets and liabilities:
Receivables	(130)	(281)
Inventories	(252)	(286)
Accounts payable and accrued liabilities	(88)	(10)
Other, net	12	24
Net cash used for operating activities	(117)	(251)
Cash flows from investing activities
Capital expenditures	(149)	(124)
Purchase of business	(733)	—
Insurance proceeds	—	8
Proceeds from sale of property, plant and equipment	5	5
Proceeds from sale of business	22	—
Other	1	(5)
Net cash used for investing activities	(854)	(116)
Cash flows from financing activities
Proceeds from long-term debt	1,827	1,040
Payments of long-term debt	(1,015)	(984)
Net change in revolving credit facility and short-term debt	(130)	423
Debt issue costs	(33)	(15)
Common stock issued	10	13
Common stock repurchased	(2)	(194)
Purchase of noncontrolling interests	(93)	(10)
Dividends paid to noncontrolling interests	(34)	(35)
Other	(2)	11
Net cash provided by financing activities	528	249
Effect of exchange rate changes on cash and cash equivalents	(2)	(5)
Net change in cash and cash equivalents	(445)	(123)
Cash and cash equivalents at January 1	689	350
Cash and cash equivalents at June 30	$244	$227

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2013	$929	$668	$1,071	$(2,614)	$(214)	$(160)	$289	$129
Net income			174			174	48	222
Other comprehensive income / (loss)				(2)		(2)	(4)	(6)
Dividends paid to noncontrolling interests							(35)	(35)
Restricted stock awarded		(8)			8
Stock-based compensation		12				12		12
Common stock issued		10			3	13		13
Common stock repurchased		(171)			(23)	(194)		(194)
Purchase of noncontrolling interests		(2)				(2)	(8)	(10)
Balance at June 30, 2013	$929	$509	$1,245	$(2,616)	$(226)	$(159)	$290	$131

Balance at January 1, 2014	$929	$431	$1,395	$(2,513)	$(238)	$4	$285	$289
Net income			130			130	43	173
Other comprehensive income / (loss)				42		42	3	45
Dividends paid to noncontrolling interests							(19)	(19)
Restricted stock awarded		(1)			1
Stock-based compensation		14				14		14
Common stock issued		7			3	10		10
Common stock repurchased		(2)			—	(2)		(2)
Purchase of noncontrolling interests		(54)				(54)	(44)	(98)
Balance at June 30, 2014	$929	$395	$1,525	$(2,471)	$(234)	$144	$268	$412

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2014 and the results of its operations for the three and six months ended June 30, 2014 and 2013 and of its cash flows for the six months ended June 30, 2014 and 2013. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The guidance is effective for the Company beginning in the first quarter of 2017. Early adoption is not permitted and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

C.	Acquisition of Mivisa

On April 23, 2014 , the Company completed its previously announced acquisition of the sole shareholder of Mivisa Envases, S.A.U. (“Mivisa”) for $733, net of $28 in cash acquired, plus debt assumed. Mivisa, based in Murcia, Spain, primarily serves the vegetable, fruit, fish and meat markets and is the largest food can producer in both the Iberian Peninsula and Morocco. The acquisition is expected to significantly build upon the Company's existing position in the strategically important European food can segment by substantially increasing the Company's presence in Spain, one of Europe's leading agricultural economies.

From the acquisition date to June 30, 2014, Mivisa generated net sales of $121 and a net loss of $2 including a charge of $15 related to fair value adjustments for the sale of inventory acquired in the acquisition.

Crown Holdings, Inc.

The following table summarizes the consideration transferred to acquire Mivisa and the identifiable assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred
Cash	$733
Total consideration	$733

Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	205
Inventories	201
Prepaid expenses and other current assets	13
Intangible assets	336
Property, plant and equipment, net	314
Net assets of acquired business to be divested	9
Accounts payable and accrued liabilities	(149)
Debt	(977)
Other non-current liabilities	(136)
Total identifiable net assets	$(184)

Goodwill	$917

Goodwill is primarily attributable to expected synergies arising from the acquisition as well as the assembled workforce of Mivisa. All of the goodwill was assigned to the Company's European Food segment and is not expected to be deductible for tax purposes.
The fair value of the assets acquired includes receivables of $205. The gross contractual amount due is $227 of which $22 is expected to be uncollectible.
The acquired property, plant and equipment will be depreciated on a straight-line basis over the estimated remaining useful lives of the equipment in accordance with the Company's existing policies and procedures.
Intangible assets include $15 of acquired trademarks that will be amortized over one year and $321 of customer relationships that will be amortized over fifteen years.
The Company has not finalized its valuation of the assets acquired and as a result has not yet finalized its purchase price allocation. The Company expects to finalize the purchase price allocation within one year of the acquisition date.

Crown Holdings, Inc.

D.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined Benefit Plans	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$(1,954)	$(648)	$(12)	$(2,614)
Other comprehensive income (loss) before reclassifications	14	(23)	(39)	(48)
Amounts reclassified from accumulated other comprehensive income	34	—	12	46
Other comprehensive income (loss)	48	(23)	(27)	(2)
Balance at June 30, 2013	$(1,906)	$(671)	$(39)	$(2,616)

Balance at December 31, 2013	$(1,828)	$(658)	$(27)	$(2,513)
Other comprehensive income (loss) before reclassifications	—	(9)	(2)	(11)
Amounts reclassified from accumulated other comprehensive income	32	—	21	53
Other comprehensive income (loss)	32	(9)	19	42
Balance at June 30, 2014	$(1,796)	$(667)	$(8)	$(2,471)
The following table provides information about amounts reclassified out of accumulated other comprehensive income.

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended		Six Months Ended
Details about Accumulated Other	June 30,		June 30,		Affected Line Item in the
Comprehensive Income Components	2014	2013	2014	2013	Statement of Operations
Gains and losses on cash flow hedges
Commodities	$7	$15	$26	$18	Cost of products sold
	7	15	26	18	Total before tax
	(1)	(4)	(7)	(5)	Provision for income taxes
	$6	$11	$19	$13	Net of tax

Foreign exchange	$(1)	$1	$—	$1	Net sales
	1	(2)	2	(2)	Cost of products sold
	—	(1)	2	(1)	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$(1)	$2	$(1)	Net of tax

Total gains and losses on cash flow hedges	$6	$10	$21	$12

Amortization of defined benefit plan items
Actuarial losses	$34	$33	$64	$69	(a)
Prior service credit	(12)	(12)	(24)	(26)	(a)
	22	21	40	43	Total before tax
	(5)	(5)	(8)	(9)	Provision for income taxes
	$17	$16	$32	$34	Net of tax

Total reclassifications for the period	$23	$26	$53	$46	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net period pension and postretirement cost. See Note N for further details.

Crown Holdings, Inc.

E.	Stock-Based Compensation

A summary of restricted and deferred stock transactions during the six months ended June 30, 2014 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2014	2,042,272
Awarded:
Time-vesting	156,294
Performance-based	174,481
Released:
Time-vesting shares awarded in 2011 through 2013	(109,784)
Forfeitures:
Time-vesting	(31,600)
Performance-based-shares awarded in 2011	(196,667)
Non-vested stock awards outstanding at June 30, 2014	2,034,996

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

In May 2014, the Company granted a general award of 61,200 shares of time-vesting restricted stock and deferred stock. The shares vest ratably over three years commencing in 2016.

The weighted average grant-date fair values of the 2014 and 2013 time-vesting stock awards were $46.18 and $43.43 and the performance-based stock awards were $48.31 and $36.75, respectively.

The fair value of the performance-based shares awarded in 2014 was calculated using a Monte Carlo valuation model. The estimated weighted average grant-date fair value of the 174,481 performance-based shares awarded in 2014 was $48.31 using a weighted average stock price volatility of 21.5%, an expected term of three years, and a weighted average risk-free interest rate of 0.80%. The variables used to value the 2013 performance-based award included a weighted average stock price volatility of 22.40%, an expected term of three years, and a weighted average risk-free rate of 0.34%.

At June 30, 2014, unrecognized compensation cost related to outstanding nonvested stock awards was $52. The weighted average period over which the expense is expected to be recognized is 3.3 years. The aggregate market value of the shares released and issued on the vesting dates was $5. The Company has assumed an annual forfeiture rate of 3% on the general awards.

F.	Receivables

	June 30, 2014	December 31, 2013
Accounts receivable	$1,137	$962
Less: allowance for doubtful accounts	(91)	(78)
Net trade receivables	1,046	884
Miscellaneous receivables	218	180
Receivables, net	$1,264	$1,064

In 2014, the Company amended its North American securitization facility to provide for the sale of certain customer receivables without recourse on a revolving basis. As of June 30, 2014, the Company derecognized receivables sold of $254 and recognized a deferred purchase price of $134 which was included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the

Crown Holdings, Inc.

underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the receivables line item on the Company’s Consolidated Statement of Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk.

G.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	June 30, 2014	December 31, 2013
Raw materials and supplies	$739	$645
Work in process	189	128
Finished goods	687	440
	$1,615	$1,213

Crown Holdings, Inc.

H.    Derivative and Other Financial Instruments

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

Fair value disclosures for financial assets and liabilities that were accounted for at fair value on a recurring basis are provided later in this note. In addition, see Note J for fair value disclosures related to debt.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2014 mature between one and twenty-eight months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in cash flow hedges	June 30, 2014	June 30, 2014	June 30, 2014	June 30, 2014

Foreign exchange	$—	$1	$—	$(2)
Commodities	6	(3)	(6)	(19)
Total	$6	$(2)	$(6)	$(21)

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassified from AOCI into earnings
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in cash flow hedges	June 30, 2013	June 30, 2013	June 30, 2013	June 30, 2013
Foreign exchange contracts	$—	$1	$—	$1
Commodity contracts	(23)	(40)	(11)	(13)
Total	$(23)	$(39)	$(11)	$(12)

For the three and six months ended June 30, 2014, the Company recognized a gain of $3 and a loss of $4, respectively, related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices. In the event that recent volatility in metal premiums continues, it is possible that the Company could record losses in the future that could be material.

During the twelve month period ending June 30, 2015, a net loss of $5 ($5, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the six months ended June 30, 2014 and 2013 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the six months ended June 30, 2014.

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

Crown Holdings, Inc.

assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments.

The impact on earnings from foreign exchange contracts designated as fair value hedges was a gain of $1 and a gain of less than $1 for the three and six months ended June 30, 2014 and a gain of $1 and loss of $5 for the three and six months ended June 30, 2013. The impact on earnings from foreign exchange contracts not designated as hedges was a loss of $12 and a loss of $13 for the three and six months ended June 30, 2014 and a gain of $10 and a loss of $3 for the same periods in 2013. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively.

	Balance Sheet Classification	Fair Value Hierarchy	June 30, 2014	December 31, 2013
Derivative Assets
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$23	$29
Commodities	Other current assets	1	3	—
Commodities	Other non-current assets	1	—	—
Derivatives not designated as hedges:
Foreign exchange	Other current assets	2	1	8
	Total		$27	$37

Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$24	$30
Commodities	Accounts payable and accrued liabilities	1	10	27
Commodities	Other non-current liabilities	1	1	2
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	5	1
	Total		$40	$60

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

	Gross Amounts Recognized in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
Balance at June 30, 2014
Derivative Assets	27	4	23
Derivative Liabilities	40	4	36

Balance at December 31, 2013
Derivative Assets	37	2	35
Derivative Liabilities	60	2	58

Crown Holdings, Inc.

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 were:

	June 30, 2014	December 31, 2013
Derivatives in cash flow hedges:
Foreign exchange	$839	$724
Commodities	250	379
Derivatives in fair value hedges:
Foreign exchange	112	128
Derivatives not designated as hedges:
Foreign exchange	742	675

I.	Restructuring and Other

For the three months ended June 30, 2014, the Company recorded restructuring and other charges of $31 including $12 of transaction costs incurred in connection with the acquisition of Mivisa, $9 of other charges including strip and clean costs associated with prior restructuring actions and incremental costs associated with the temporary relocation of production due to an ongoing labor dispute in the Company's Americas Beverage segment, $8 of severance costs in the Company's European Food segment and $2 of pension settlement charges related to a prior restructuring action in the Company's North American Food segment.

For the six months ended June 30, 2014, the Company recorded restructuring and other charges of $83 including $42 of impairment charges related to the divestment of certain operations in connection with the acquisition of Mivisa, $17 of other charges including strip and clean costs associated with prior restructuring actions and incremental costs associated with the temporary relocation of production due to an ongoing labor dispute in the Company's Americas Beverage segment,$14 of transaction costs incurred in connection with the acquisition of Mivisa, $8 of severance costs in the Company's European Food segment and $2 of pension settlement charges related to a prior restructuring action in the Company's North American Food segment.

For three and six months ended June 30, 2013 the Company recorded restructuring and other charges of $4 and $8 related to other exit costs associated with prior restructuring actions.

The tables below summarize the outstanding accrual balances associated with prior restructuring actions.

2011 European Division Headquarters Relocation

Through June 30, 2014, the Company incurred costs of $40 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Total
Balance at January 1, 2014	$—	$18	$18
Payments	—	(8)	(8)
Balance at June 30, 2014	$—	$10	$10

Other exit costs represent the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay these costs in 2014 and 2015.

Crown Holdings, Inc.

2011 and 2012 European Division Actions

Through June 30, 2014, the Company incurred costs of $68 in connection with actions taken in 2011 and 2012 to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. Due to the similar nature of these actions, they have been combined in the rollforward presented below. The Company currently expects to incur future additional costs of $2 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $70. The Company expects to pay the liability through 2024 as certain employees have elected to receive payout as a fixed monthly sum over a period of time. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2014	$16	$—	$16
Provision	—	1	1
Payments	(3)	(1)	(4)
Balance at June 30, 2014	$13	$—	$13

2013 European Division Actions

Through June 30, 2014, the Company incurred costs of $31 related to a cost-reduction initiative to better align costs with ongoing market conditions in its European operations, primarily in its food, aerosol and specialty packaging businesses. The action is expected to result in the reduction of approximately 235 employees when completed in 2014. The Company does not expect to incur any additional charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2014	$27	$—	$27
Payments	(7)	—	(7)
Balance at June 30, 2014	$20	$—	$20

2014 European Division Actions

For the three and six months ended June 30, 2014, the Company recorded a charge of $8 related to severance costs in its European Food segment. The Company does not expect to incur any additional charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2014	$—	$—	$—
Provision	8	—	8
Payments	—	—	—
Balance at June 30, 2014	$8	$—	$8

Crown Holdings, Inc.

J.	Debt

The Company’s outstanding debt was as follows.

	June 30, 2014	December 31, 2013
Short-term debt	$172	$279
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$96	$103
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2018	800	220
Euro (€700 at June 30, 2014) at EURIBOR plus 1.75% due 2018	959	151
Farm credit facility at LIBOR plus 2.00% due 2019	362	—
Senior notes and debentures:
Euro (€500 at June 30, 2014) 7.125% due 2018	685	688
U.S. dollar 6.25% due 2021	700	700
U.S. dollar 4.50% due 2023	1,000	1,000
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	306	289
Unamortized discounts	(2)	(2)
Total long-term debt	5,320	3,563
Less: current maturities	(90)	(94)
Total long-term debt, less current maturities	$5,230	$3,469

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $5,568 at June 30, 2014 and $3,645 at December 31, 2013.

In April 2014, to fund the acquisition of Mivisa as described in Note C, payoff certain of Mivisa's existing debt and pay transaction costs, the Company borrowed $580 under its US dollar term loan facility, €590 ($808 at June 30, 2014) under its euro term loan facility and $362 under a farm credit facility.

In July 2014, the Company issued €650 ($890 at June 30, 2014) principal amount of 4% senior unsecured notes due 2022. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used a portion of the proceeds to purchase through a tender offer and to redeem all of its outstanding senior notes due 2018. In connection with the repurchase and redemption of the 2018 notes, the Company expects to record a loss from early extinguishment of debt of approximately $35 in the third quarter of 2014.

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

During the six months ended June 30, 2014, the Company paid $11 to settle outstanding claims and had claims activity as follows:

Beginning claims	53,000
New claims	1,500
Settlements or dismissals	(1,000)
Ending claims	53,500

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2014.

As of June 30, 2014, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $244, including $203 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2023. The Company’s accrual excludes potential costs for claims beyond 2023 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

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

Crown Holdings, Inc.

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

At June 30, 2014, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $6. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At June 30, 2014, the Company also had guarantees of $37 related to the residual values of leased assets.

M.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net income attributable to Crown Holdings	$106	$133	$130	$174
Weighted average shares outstanding:
Basic	137.2	141.2	137.0	141.8
Add: dilutive stock options and restricted stock	1.4	1.3	1.4	1.5
Diluted	138.6	142.5	138.4	143.3
Basic earnings per share	$0.77	$0.94	$0.95	$1.23
Diluted earnings per share	$0.76	$0.93	$0.94	$1.21

For the three months ended June 30 , 2014 and 2013, 0.1 million  and 0.8 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the six months ended June 30, 2014 and 2013, 0.1 million and 0.5 million contingently issuable commons shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

Crown Holdings, Inc.

N.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits – U.S. Plans	2014	2013	2014	2013
Service cost	$4	$3	$8	$7
Interest cost	17	16	33	31
Expected return on plan assets	(26)	(24)	(52)	(49)
Recognized net loss	10	14	21	28
Net periodic cost	$5	$9	$10	$17

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits – Non-U.S. Plans	2014	2013	2014	2013
Service cost	$6	$6	$13	$13
Interest cost	42	31	81	67
Expected return on plan assets	(53)	(40)	(102)	(86)
Recognized prior service credit	(4)	(2)	(8)	(6)
Recognized net loss	19	16	37	34
Net periodic cost	$10	$11	$21	$22

	Three Months Ended		Six Months Ended
	June 30		June 30
Other Postretirement Benefits	2014	2013	2014	2013
Service cost	$—	$1	$1	$2
Interest cost	3	4	6	7
Recognized prior service credit	(8)	(10)	(17)	(20)
Recognized net loss	2	4	4	8
Net periodic cost	$(3)	$(1)	$(6)	$(3)

O.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
U.S. statutory rate at 35%	$62	$73	$90	$106
Tax on foreign income	(27)	(21)	(44)	(31)
Valuation allowance	5	(1)	10	1
Non-deductible impairment charge	—	—	15	—
Other items, net	10	4	12	3
Income tax provision	$50	$55	$83	$79

Crown Holdings, Inc.

For the three and six months ended June 30, 2014 compared to 2013, the Company's effective income tax rate was higher primarily due to non-deductible transaction costs incurred in connection with the Company's acquisition of Mivisa and higher losses in jurisdictions that are not currently expected to realize the related tax benefit. For the six months ended June 30, 2014 compared to 2013, the Company's effective income tax rate was also higher due to non-deductible impairment charges related to the divestment of certain operations in connection with the Company's acquisition of Mivisa.

P.	Segment Information

The Company evaluates performance and allocates resources based on segment income. Segment income, which is not a defined term under GAAP, is defined by the Company as gross profit excluding the impact of fair value adjustments related to the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness, less selling and administrative expenses. Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about the Company's operating segments:

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Americas Beverage	$594	$582	$1,143	$1,134
North America Food	213	206	392	403
European Beverage	496	492	884	863
European Food	555	430	928	806
Asia Pacific	316	301	614	577
Total reportable segments	2,174	2,011	3,961	3,783
Non-reportable segments	209	212	415	413
Total	$2,383	$2,223	$4,376	$4,196

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, the Company's specialty packaging business in Europe and the Company's tooling and equipment operations in the U.S. and United Kingdom.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Americas Beverage	$32	$24	$51	$38
North America Food	1	3	4	6
European Beverage	1	—	1	1
European Food	25	20	47	41
Asia Pacific	—	—	—	—
Total reportable segments	59	47	103	86
Non-reportable segments	29	25	58	57
Total	$88	$72	$161	$143

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Crown Holdings, Inc.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Americas Beverage	$85	$85	$164	$161
North America Food	38	41	67	72
European Beverage	83	78	142	129
European Food	63	39	89	71
Asia Pacific	36	35	70	68
Total reportable segments	$305	$278	$532	$501

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Segment income of reportable segments	$305	$278	$532	$501
Segment income of non-reportable segments	22	31	46	53
Corporate and unallocated items	(54)	(36)	(112)	(86)
Restructuring and other	(31)	(4)	(83)	(8)
Loss from early extinguishments of debt	—	—	—	(38)
Interest expense	(66)	(61)	(124)	(121)
Interest income	1	1	3	3
Foreign exchange	—	—	(6)	(2)
Income before income taxes and equity earnings	$177	$209	$256	$302

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs. For the three months ended June 30, 2014, corporate and unallocated items also included a charge of $15 related to fair value adjustments for the sale of inventory acquired in the Mivisa acquisition and a credit of $3 related to hedge ineffectiveness. For the six months ended June 30, 2014, corporate and unallocated items also included a charge of $15 related to fair value adjustments for the sale of inventory acquired in the Mivisa acquisition and a charge of $4 related to hedge ineffectiveness.

For the six months ended June 30, 2014 and 2013, intercompany profit of $1 and $3 was eliminated within segment income of non-reportable segments. For the three months ended June 30, 2013, intercompany profit of $1 was eliminated within segment income of non-reportable segments.

Crown Holdings, Inc.

Q.	Condensed Combining Financial Information
Crown European Holdings SA (Issuer), a wholly owned subsidiary of the Company, has €500 ($685 at June 30, 2014) principal amount of 7.125% senior notes due 2018 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and certain subsidiaries. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The guarantor column includes financial information for all subsidiaries in the United States (except for an insurance subsidiary and a receivable securitization subsidiary), substantially all subsidiaries in Belgium, Canada, France, Germany, Mexico, Switzerland and the United Kingdom, and a subsidiary in the Netherlands.
The following condensed combining financial statements:
•statements of comprehensive income for the three and six months ended June 30, 2014 and 2013,
•balance sheets as of June 30, 2014 and December 31, 2013, and
•statements of cash flows for the six months ended June 30, 2014 and 2013 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,108	$1,275		$2,383
Cost of products sold, excluding depreciation and amortization			915	1,045		1,960
Depreciation and amortization			14	33		47
Gross profit			179	197		376
Selling and administrative expense			77	26		103
Restructuring and other		$1	28	2		31
Net interest expense		8	38	19		65
Technology royalty			(9)	9		—
Income/(loss) before income taxes		(9)	45	141		177
Provision for / (benefit from) income taxes			27	23		50
Equity earnings / (loss) in affiliates	$106	73	88		$(267)	—
Net income	106	64	106	118	(267)	127
Net income attributable to noncontrolling interests				(21)		(21)
Net income attributable to Crown Holdings	$106	$64	$106	$97	$(267)	$106

Comprehensive income	$130	$72	$130	$127	$(305)	$154
Comprehensive income attributable to noncontrolling interests				(24)		(24)
Comprehensive income attributable to Crown Holdings	$130	$72	$130	$103	$(305)	$130

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,120	$1,103		$2,223
Cost of products sold, excluding depreciation and amortization			877	941		1,818
Depreciation and amortization			10	20		30
Gross profit		—	233	142		375
Selling and administrative expense		$(2)	80	24		102
Restructuring and other			4			4
Net interest expense		14	32	14		60
Technology royalty			(10)	10		—
Foreign exchange			1	(1)		—
Income/(loss) before income taxes		(12)	126	95	—	209
Provision for / (benefit from) income taxes			24	31		55
Equity earnings / (loss) in affiliates	$133	39	31		$(202)	1
Net income	133	27	133	64	(202)	155
Net income attributable to noncontrolling interests				(22)		(22)
Net income attributable to Crown Holdings	$133	$27	$133	$42	$(202)	$133

Comprehensive income	$148	$28	$148	$58	$(213)	$169
Comprehensive income attributable to noncontrolling interests				(21)		(21)
Comprehensive income attributable to Crown Holdings	$148	$28	$148	$37	$(213)	$148

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,088	$2,288		$4,376
Cost of products sold, excluding depreciation and amortization			1,724	1,897		3,621
Depreciation and amortization			27	55		82
Gross profit			337	336		673
Selling and administrative expense		$(1)	162	46		207
Restructuring and other		1	56	26		83
Net interest expense		23	67	31		121
Technology royalty			(17)	17		—
Foreign exchange			3	3		6
Income/(loss) before income taxes		(23)	66	213		256
Provision for / (benefit from) income taxes			44	39		83
Equity earnings / (loss) in affiliates	$130	81	108		$(319)	—
Net income	130	58	130	174	(319)	173
Net income attributable to noncontrolling interests				(43)		(43)
Net income attributable to Crown Holdings	$130	$58	$130	$131	$(319)	$130

Comprehensive income	$172	$62	$172	$181	$(369)	$218
Comprehensive income attributable to noncontrolling interests				(46)		(46)
Comprehensive income attributable to Crown Holdings	$172	$62	$172	$135	$(369)	$172

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,128	$2,068		$4,196
Cost of products sold, excluding depreciation and amortization			1,705	1,753		3,458
Depreciation and amortization			24	40		64
Gross profit			399	275		674
Selling and administrative expense		$(2)	161	47		206
Restructuring and other			6	2		8
Loss from early extinguishment of debt		1	37			38
Net interest expense		27	64	27		118
Technology royalty			(18)	18		—
Foreign Exchange			3	(1)		2
Income/(loss) before income taxes		(26)	146	182		302
Provision for / (benefit from) income taxes			40	39		79
Equity earnings / (loss) in affiliates	$174	61	68		$(304)	(1)
Net income	174	35	174	143	(304)	222
Net income attributable to noncontrolling interests				(48)		(48)
Net income attributable to Crown Holdings	$174	$35	$174	$95	$(304)	$174

Comprehensive income	$172	$17	$172	$107	$(252)	$216
Comprehensive income attributable to noncontrolling interests				(44)		(44)
Comprehensive income attributable to Crown Holdings	$172	$17	$172	$63	$(252)	$172

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET

As of June 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$83	$161		$244
Receivables, net			321	943		1,264
Intercompany receivables		$3	122	76	$(201)	—
Inventories			662	953		1,615
Prepaid expenses and other current assets	$2	7	147	208		364
Total current assets	2	10	1,335	2,341	(201)	3,487

Intercompany debt receivables		2,338	5,021	520	(7,879)	—
Investments	2,235	4,224	544		(7,003)	—
Goodwill and intangible assets			1,463	1,809		3,272
Property, plant and equipment, net			667	1,829		2,496
Other non-current assets		37	530	73		640
Total	$2,237	$6,609	$9,560	$6,572	$(15,083)	$9,895

Liabilities and equity
Current liabilities
Short-term debt			$18	$154		$172
Current maturities of long-term debt				90		90
Accounts payable and accrued liabilities	$10	$25	1,294	1,258		2,587
Intercompany payables			76	125	$(201)	—
Total current liabilities	10	25	1,388	1,627	(201)	2,849

Long-term debt, excluding current maturities		1,693	3,320	217		5,230
Long-term intercompany debt	2,083	2,541	1,534	1,721	(7,879)	—
Postretirement and pension liabilities			819	17		836
Other non-current liabilities		8	264	296		568
Commitments and contingent liabilities
Noncontrolling interests				268		268
Crown Holdings shareholders’ equity/(deficit)	144	2,342	2,235	2,426	(7,003)	144
Total equity/(deficit)	144	2,342	2,235	2,694	(7,003)	412
Total	$2,237	$6,609	$9,560	$6,572	$(15,083)	$9,895

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$48	$392	$249		$689
Receivables, net		1	246	817		1,064
Intercompany receivables		2	89	63	$(154)	—
Inventories			565	648		1,213
Prepaid expenses and other current assets	$1	10	146	57		214
Total current assets	1	61	1,438	1,834	(154)	3,180

Intercompany debt receivables		1,531	3,746	589	(5,866)	—
Investments	1,176	4,155	(325)		(5,006)	—
Goodwill and intangible assets			1,444	572		2,016
Property, plant and equipment, net			643	1,509		2,152
Other non-current assets		29	562	91		682
Total	$1,177	$5,776	$7,508	$4,595	$(11,026)	$8,030

Liabilities and equity
Current liabilities
Short-term debt			$2	$277		$279
Current maturities of long-term debt				94		94
Accounts payable and accrued liabilities	$16	$22	1,277	1,232		2,547
Intercompany payables		8	55	91	$(154)	—
Total current liabilities	16	30	1,334	1,694	(154)	2,920

Long-term debt, excluding current maturities		942	2,332	195		3,469
Long-term intercompany debt	1,157	2,510	1,515	684	(5,866)	—
Postretirement and pension liabilities			870	21		891
Other non-current liabilities		8	281	172		461
Commitments and contingent liabilities
Noncontrolling interests				285		285
Crown Holdings shareholders’ equity/(deficit)	4	2,286	1,176	1,544	(5,006)	4
Total equity/(deficit)	4	2,286	1,176	1,829	(5,006)	289
Total	$1,177	$5,776	$7,508	$4,595	$(11,026)	$8,030

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$7	$(30)	$(160)	$66		$(117)
Cash flows from investing activities
Capital expenditures			(43)	(106)		(149)
Purchase of business			(733)			(733)
Proceeds from sale of property, plant and equipment			4	1		5
Proceeds from sale of business		22				22
Intercompany investing activities	(941)		1,007		$(66)	—
Other				1		1
Net cash provided by/(used for) investing activities	(941)	22	235	(104)	(66)	(854)
Cash flows from financing activities
Proceeds from long-term debt		815	942	70		1,827
Payments of long-term debt				(1,015)		(1,015)
Net change in revolving credit facility and short-term debt		(54)	47	(123)		(130)
Net change in long-term intercompany balances	926	(787)	(1,259)	1,120		—
Debt issue costs		(12)	(21)			(33)
Common stock issued	10					10
Common stock repurchased	(2)					(2)
Dividends paid				(66)	66	—
Purchase of noncontrolling interests			(93)			(93)
Dividends paid to noncontrolling interests				(34)		(34)
Other		(2)				(2)
Net cash provided by/(used for) financing activities	934	(40)	(384)	(48)	66	528
Effect of exchange rate changes on cash and cash equivalents				(2)		(2)
Net change in cash and cash equivalents	—	(48)	(309)	(88)	—	(445)
Cash and cash equivalents at January 1		48	392	249		689
Cash and cash equivalents at June 30	$—	$—	$83	$161	$—	$244

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$2	$(21)	$(199)	$(33)		$(251)
Cash flows from investing activities
Capital expenditures			(29)	(95)		(124)
Insurance proceeds				8		8
Proceeds from sale of property, plant and equipment			3	2		5
Intercompany investing activities		(39)	50		$(11)	—
Other			—	(5)		(5)
Net cash provided by/(used for) investing activities		(39)	24	(90)	(11)	(116)
Cash flows from financing activities
Proceeds from long-term debt			1,000	40		1,040
Payments of long-term debt		(217)	(729)	(38)		(984)
Net change in revolving credit facility and short-term debt		267	140	16		423
Net change in long-term intercompany balances	179	11	(253)	63		—
Debt issue costs			(15)			(15)
Capital contribution				39	(39)	—
Common stock issued	13					13
Common stock repurchased	(194)					(194)
Dividends paid				(50)	50	—
Purchase of noncontrolling interests				(10)		(10)
Dividends paid to noncontrolling interests				(35)		(35)
Other		(1)	12			11
Net cash provided by/(used for) financing activities	(2)	60	155	25	11	249
Effect of exchange rate changes on cash and cash equivalents				(5)		(5)
Net change in cash and cash equivalents	—	—	(20)	(103)	—	(123)
Cash and cash equivalents at January 1			134	216		350
Cash and cash equivalents at June 30	$—	$—	$114	$113	$—	$227

Crown Holdings, Inc.

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt.

The following condensed combining financial statements:
•statements of comprehensive income for the three and six months ended June 30, 2014 and 2013,
•balance sheets as of June 30, 2014 and December 31, 2013, and
•statements of cash flows for the six months ended June 30, 2014 and 2013 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,383		$2,383
Cost of products sold, excluding depreciation and amortization			1,960		1,960
Depreciation and amortization			47		47
Gross profit		—	376		376
Selling and administrative expense		$2	101		103
Restructuring and other			31		31
Net interest expense		24	41		65
Income/(loss) before income taxes		(26)	203	—	177
Provision for / (benefit from) income taxes		(4)	54		50
Equity earnings / (loss) in affiliates	$106	132		$(238)	—
Net income	106	110	149	(238)	127
Net income attributable to noncontrolling interests			(21)		(21)
Net income attributable to Crown Holdings	$106	$110	$128	$(238)	$106

Comprehensive income	$130	$134	$176	$(286)	$154
Comprehensive income attributable to noncontrolling interests			(24)		(24)
Comprehensive income attributable to Crown Holdings	$130	$134	$152	$(286)	$130

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,223		$2,223
Cost of products sold, excluding depreciation and amortization		$(16)	1,834		1,818
Depreciation and amortization			30		30
Gross profit		16	359		375
Selling and administrative expense		(2)	104		102
Restructuring and other			4		4
Net interest expense		25	35		60
Income/(loss) before income taxes		(7)	216		209
Provision for / (benefit from) income taxes		(3)	58		55
Equity earnings / (loss) in affiliates	$133	137		$(269)	1
Net income	133	133	158	(269)	155
Net income attributable to noncontrolling interests			(22)		(22)
Net income attributable to Crown Holdings	$133	$133	$136	$(269)	$133

Comprehensive income	$148	$148	$172	$(299)	$169
Comprehensive income attributable to noncontrolling interests			(21)		(21)
Comprehensive income attributable to Crown Holdings	$148	$148	$151	$(299)	$148

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$4,376		$4,376
Cost of products sold, excluding depreciation and amortization			3,621		3,621
Depreciation and amortization			82		82
Gross profit		—	673		673
Selling and administrative expense		$5	202		207
Restructuring and other		14	69		83
Net interest expense		47	74		121
Foreign exchange			6		6
Income/(loss) before income taxes		(66)	322		256
Provision for / (benefit from) income taxes		(9)	92		83
Equity earnings / (loss) in affiliates	$130	191		$(321)	—
Net income	130	134	230	(321)	173
Net income attributable to noncontrolling interests			(43)		(43)
Net income attributable to Crown Holdings	$130	$134	$187	$(321)	$130

Comprehensive income	$172	$176	$275	$(405)	$218
Comprehensive income attributable to noncontrolling interests			(46)		(46)
Comprehensive income attributable to Crown Holdings	$172	$176	$229	$(405)	$172

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$4,196		$4,196
Cost of products sold, excluding depreciation and amortization		$(16)	3,474		3,458
Depreciation and amortization			64		64
Gross profit		16	658		674
Selling and administrative expense		1	205		206
Restructuring and other			8		8
Loss from early extinguishment of debt			38		38
Net interest expense		51	67		118
Foreign exchange			2		2
Income/(loss) before income taxes		(36)	338		302
Provision for / (benefit from) income taxes		(1)	80		79
Equity earnings / (loss) in affiliates	$174	209		$(384)	(1)
Net income	174	174	258	(384)	222
Net income attributable to noncontrolling interests			(48)		(48)
Net income attributable to Crown Holdings	$174	$174	$210	$(384)	$174

Comprehensive Income	$172	$172	$252	$(380)	$216
Comprehensive income attributable to noncontrolling interests			(44)		(44)
Comprehensive income attributable to Crown Holdings	$172	$172	$208	$(380)	$172

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$244		$244
Receivables, net			1,264		1,264
Inventories			1,615		1,615
Prepaid expenses and other current assets	$2	$103	259		364
Total current assets	2	103	3,382		3,487

Intercompany debt receivables			2,847	$(2,847)	—
Investments	2,235	2,344		(4,579)	—
Goodwill and intangible assets			3,272		3,272
Property, plant and equipment, net			2,496		2,496
Other non-current assets		335	305		640
Total	$2,237	$2,782	$12,302	$(7,426)	$9,895

Liabilities and equity
Current liabilities
Short-term debt			$172		$172
Current maturities of long-term debt			90		90
Accounts payable and accrued liabilities	$10	$31	2,546		2,587
Total current liabilities	10	31	2,808		2,849

Long-term debt, excluding current maturities		412	4,818		5,230
Long-term intercompany debt	2,083	764		$(2,847)	—
Postretirement and pension liabilities			836		836
Other non-current liabilities		277	291		568
Commitments and contingent liabilities
Noncontrolling interests			268		268
Crown Holdings shareholders’ equity/(deficit)	144	1,298	3,281	(4,579)	144
Total equity/(deficit)	144	1,298	3,549	(4,579)	412
Total	$2,237	$2,782	$12,302	$(7,426)	$9,895

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$689		$689
Receivables, net			1,064		1,064
Inventories			1,213		1,213
Prepaid expenses and other current assets	$1	$103	110		214
Total current assets	1	103	3,076		3,180

Intercompany debt receivables			1,908	$(1,908)	—
Investments	1,176	2,212		(3,388)	—
Goodwill and intangible assets			2,016		2,016
Property, plant and equipment, net			2,152		2,152
Other non-current assets		349	333		682
Total	$1,177	$2,664	$9,485	$(5,296)	$8,030

Liabilities and equity
Current liabilities
Short-term debt			$279		$279
Current maturities of long-term debt			94		94
Accounts payable and accrued liabilities	$16	$36	2,495		2,547
Total current liabilities	16	36	2,868		2,920

Long-term debt, excluding current maturities		412	3,057		3,469
Long-term intercompany debt	1,157	751		$(1,908)	—
Postretirement and pension liabilities			891		891
Other non-current liabilities		289	172		461
Commitments and contingent liabilities
Noncontrolling interests			285		285
Crown Holdings shareholders’ equity/(deficit)	4	1,176	2,212	(3,388)	4
Total equity/(deficit)	4	1,176	2,497	(3,388)	289
Total	$1,177	$2,664	$9,485	$(5,296)	$8,030

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$7	$(60)	$(64)		$(117)
Cash flows from investing activities
Capital expenditures			(149)		(149)
Purchase of business			(733)		(733)
Proceeds from sale of property, plant and equipment			5		5
Proceeds from sale of business			22		22
Intercompany investing activities	(941)	47	941	$(47)	—
Other			1		1
Net cash provided by/(used for) investing activities	(941)	47	87	(47)	(854)
Cash flows from financing activities
Proceeds from long-term debt			1,827		1,827
Payments of long-term debt			(1,015)		(1,015)
Net change in revolving credit facility and short-term debt			(130)		(130)
Net change in long-term intercompany balances	926	13	(939)		—
Debt issue costs			(33)		(33)
Common stock issued	10				10
Common stock repurchased	(2)				(2)
Dividends paid			(47)	47	—
Purchase of noncontrollling interests			(93)		(93)
Dividend paid to noncontrolling interests			(34)		(34)
Other			(2)		(2)
Net cash provided by/(used for) financing activities	934	13	(466)	47	528
Effect of exchange rate changes on cash and cash equivalents			(2)		(2)
Net change in cash and cash equivalents	—	—	(445)	—	(445)
Cash and cash equivalents at January 1			689		689
Cash and cash equivalents at June 30	$—	$—	$244	$—	$244

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$2	$(63)	$(190)		$(251)
Cash flows from investing activities
Capital expenditures			(124)		(124)
Insurance proceeds			8		8
Proceeds from sale of property, plant and equipment			5		5
Intercompany investing activities		47		$(47)	—
Other			(5)		(5)
Net cash provided by/(used for) investing activities		47	(116)	(47)	(116)
Cash flows from financing activities
Proceeds from long-term debt			1,040		1,040
Payments of long-term debt			(984)		(984)
Net change in revolving credit facility and short-term debt			423		423
Net change in long-term intercompany balances	179	16	(195)		—
Debt issue costs			(15)		(15)
Common stock issued	13				13
Common stock repurchased	(194)				(194)
Dividends paid			(47)	47	—
Purchase of noncontrolling interests			(10)		(10)
Dividend paid to noncontrolling interests			(35)		(35)
Other			11		11
Net cash provided by/(used for) financing activities	(2)	16	188	47	249
Effect of exchange rate changes on cash and cash equivalents			(5)		(5)
Net change in cash and cash equivalents	—	—	(123)	—	(123)
Cash and cash equivalents at January 1			350		350
Cash and cash equivalents at June 30	$—	$—	$227	$—	$227

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three and six months ended June 30, 2014 and 2013,

•	balance sheets as of June 30, 2014 and December 31, 2013, and

•	statements of cash flows for the six months ended June 30, 2014 and 2013 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$572	$1,811		$2,383
Cost of products sold, excluding depreciation and amortization			462	1,498		1,960
Depreciation and amortization			8	39		47
Gross profit		—	102	274		376
Selling and administrative expense		$2	34	67		103
Restructuring and other		(1)	7	25		31
Net interest expense		18	21	26		65
Technology royalty			(13)	13		—
Income/(loss) before income taxes		(19)	53	143		177
Provision for / (benefit from) income taxes		(7)	27	30		50
Equity earnings / (loss) in affiliates	$106	59	84		$(249)	—
Net income	106	47	110	113	(249)	127
Net income attributable to noncontrolling interests				(21)		(21)
Net income attributable to Crown Holdings	$106	$47	$110	$92	$(249)	$106

Comprehensive income	$130	$51	$134	$136	$(297)	$154
Comprehensive income attributable to noncontrolling interests				(24)		(24)
Comprehensive income attributable to Crown Holdings	$130	$51	$134	$112	$(297)	$130

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$580	$1,643		$2,223
Cost of products sold, excluding depreciation and amortization			434	1,384		1,818
Depreciation and amortization			6	24		30
Gross profit		—	140	235		375
Selling and administrative expense		$1	34	67		102
Restructuring and other				4		4
Net interest expense		11	23	26		60
Technology royalty			(13)	13		—
Income/(loss) before income taxes		(12)	96	125		209
Provision for / (benefit from) income taxes		(5)	39	21		55
Equity earnings / (loss) in affiliates	$133	72	76		$(280)	1
Net income	133	65	133	104	(280)	155
Net income attributable to noncontrolling interests				(22)		(22)
Net income attributable to Crown Holdings	$133	$65	$133	$82	$(280)	$133

Comprehensive income	$148	$67	$148	$116	$(310)	$169
Comprehensive income attributable to noncontrolling interests				(21)		(21)
Comprehensive income attributable to Crown Holdings	$148	$67	$148	$95	$(310)	$148

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,071	$3,305		$4,376
Cost of products sold, excluding depreciation and amortization			860	2,761		3,621
Depreciation and amortization			15	67		82
Gross profit			196	477		673
Selling and administrative expense		$4	73	130		207
Restructuring and other		1	43	39		83
Net interest expense		27	43	51		121
Technology royalty			(24)	24		—
Foreign exchange				6		6
Income/(loss) before income taxes		(32)	61	227		256
Provision for / (benefit from) income taxes		(12)	41	54		83
Equity earnings / (loss) in affiliates	$130	99	114		$(343)	—
Net income	130	79	134	173	(343)	173
Net income attributable to noncontrolling interests				(43)		(43)
Net income attributable to Crown Holdings	$130	$79	$134	$130	$(343)	$130

Comprehensive Income	$172	$89	$176	$208	$(427)	$218
Comprehensive income attributable to noncontrolling interests				(46)		(46)
Comprehensive income attributable to Crown Holdings	$172	$89	$176	$162	$(427)	$172

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,114	$3,082		$4,196
Cost of products sold, excluding depreciation and amortization			863	2,595		3,458
Depreciation and amortization			13	51		64
Gross profit			238	436		674
Selling and administrative expense		$4	71	131		206
Restructuring and other			4	4		8
Loss from early extinguishment of debt		37		1		38
Net interest expense		24	46	48		118
Technology royalty			(22)	22		—
Foreign exchange				2		2
Income/(loss) before income taxes		(65)	139	228		302
Provision for / (benefit from) income taxes		(25)	67	37		79
Equity earnings / (loss) in affiliates	$174	124	102		$(401)	(1)
Net income	174	84	174	191	(401)	222
Net income attributable to noncontrolling interests				(48)		(48)
Net income attributable to Crown Holdings	$174	$84	$174	$143	$(401)	$174

Comprehensive income	$172	$91	$172	$178	$(397)	$216
Comprehensive income attributable to noncontrolling interests				(44)		(44)
Comprehensive income attirbutable to Crown Holdings	$172	$91	$172	$134	$(397)	$172

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$30		$214		$244
Receivables, net			$17	1,247		1,264
Intercompany receivables			31	17	$(48)	—
Inventories			291	1,324		1,615
Prepaid expenses and other current assets	$2	1	87	274		364
Total current assets	2	31	426	3,076	(48)	3,487

Intercompany debt receivables		2,469	2,801		(5,270)	—
Investments	2,235	2,024	808		(5,067)	—
Goodwill and intangible assets			453	2,819		3,272
Property, plant and equipment, net		1	315	2,180		2,496
Other non-current assets		53	342	245		640
Total	$2,237	$4,578	$5,145	$8,320	$(10,385)	$9,895

Liabilities and equity
Current liabilities
Short-term debt				$172		$172
Current maturities of long-term debt				90		90
Accounts payable and accrued liabilities	$10	$47	$473	2,057		2,587
Intercompany payables			17	31	$(48)	—
Total current liabilities	10	47	490	2,350	(48)	2,849

Long-term debt, excluding current maturities		2,862	412	1,956		5,230
Long-term intercompany debt	2,083	534	2,388	265	(5,270)	—
Postretirement and pension liabilities			279	557		836
Other non-current liabilities			278	290		568
Commitments and contingent liabilities
Noncontrolling interests				268		268
Crown Holdings shareholders’ equity/(deficit)	144	1,135	1,298	2,634	(5,067)	144
Total equity/(deficit)	144	1,135	1,298	2,902	(5,067)	412
Total	$2,237	$4,578	$5,145	$8,320	$(10,385)	$9,895

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$177	$2	$510		$689
Receivables, net			26	1,038		1,064
Intercompany receivables			30	81	$(111)	—
Inventories			266	947		1,213
Prepaid expenses and other current assets	$1	2	109	102		214
Total current assets	1	179	433	2,678	(111)	3,180

Intercompany debt receivables		1,476	1,808	19	(3,303)	—
Investments	1,176	1,917	685		(3,778)	—
Goodwill and intangible assets			453	1,563		2,016
Property, plant and equipment, net		1	314	1,837		2,152
Other non-current assets		36	388	258		682
Total	$1,177	$3,609	$4,081	$6,355	$(7,192)	$8,030

Liabilities and equity
Current liabilities
Short-term debt				$279		$279
Current maturities of long-term debt				94		94
Accounts payable and accrued liabilities	$16	$49	$466	2,016		2,547
Intercompany payables			81	30	$(111)	—
Total current liabilities	16	49	547	2,419	(111)	2,920

Long-term debt, excluding current maturities		1,920	412	1,137		3,469
Long-term intercompany debt	1,157	594	1,353	199	(3,303)	—
Postretirement and pension liabilities			299	592		891
Other non-current liabilities			294	167		461
Commitments and contingent liabilities
Noncontrolling interests				285		285
Crown Holdings shareholders’ equity/(deficit)	4	1,046	1,176	1,556	(3,778)	4
Total equity/(deficit)	4	1,046	1,176	1,841	(3,778)	289
Total	$1,177	$3,609	$4,081	$6,355	$(7,192)	$8,030

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$7	$(18)	$(2)	$(104)		$(117)
Cash flows from investing activities
Capital expenditures			(17)	(132)		(149)
Purchase of business				(733)		(733)
Proceeds from sale of property, plant and equipment			4	1		5
Proceeds from sale of business				22		22
Intercompany investing activities	(941)	3	47	941	$(50)	—
Other				1		1
Net cash provided by/(used for) investing activities	(941)	3	34	100	(50)	(854)
Cash flows from financing activities
Proceeds from long-term debt		942		885		1,827
Payments of long-term debt				(1,015)		(1,015)
Net change in revolving credit facility and short-term debt				(130)		(130)
Net change in long-term intercompany balances	926	(1,053)	42	85		—
Debt issue costs		(21)		(12)		(33)
Common stock issued	10					10
Common stock repurchased	(2)					(2)
Dividends paid				(50)	50	—
Purchase of noncontrolling interests			(76)	(17)		(93)
Dividends paid to noncontrolling interests				(34)		(34)
Other				(2)		(2)
Net cash provided by/(used for) financing activities	934	(132)	(34)	(290)	50	528
Effect of exchange rate changes on cash and cash equivalents				(2)		(2)
Net change in cash and cash equivalents	—	(147)	(2)	(296)	—	(445)
Cash and cash equivalents at January 1		177	2	510		689
Cash and cash equivalents at June 30	$—	$30	$—	$214	$—	$244

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$2	$(5)	$65	$(313)		$(251)
Cash flows from investing activities
Capital expenditures			(13)	(111)		(124)
Insurance Proceeds				8		8
Proceeds from sale of property, plant and equipment			3	2		5
Intercompany investing activities		2	46		$(48)	—
Other				(5)		(5)
Net cash provided by/(used for) investing activities	—	2	36	(106)	(48)	(116)
Cash flows from financing activities
Proceeds from long-term debt		1,000		40		1,040
Payments of long-term debt		(729)		(255)		(984)
Net change in revolving credit facility and short-term debt		130		293		423
Net change in long-term intercompany balances	179	(389)	(102)	312		—
Debt issue costs		(15)				(15)
Common stock issued	13					13
Common stock repurchased	(194)					(194)
Dividends paid				(48)	48	—
Purchase of noncontrolling interests				(10)		(10)
Dividends paid to noncontrolling interests				(35)		(35)
Other				11		11
Net cash provided by/(used for) financing activities	(2)	(3)	(102)	308	48	249
Effect of exchange rate changes on cash and cash equivalents				(5)		(5)
Net change in cash and cash equivalents	—	(6)	(1)	(116)	—	(123)
Cash and cash equivalents at January 1		27	1	322		350
Cash and cash equivalents at June 30	$—	$21	$—	$206	$—	$227

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2014 compared to 2013 and changes in financial condition and liquidity from December 31, 2013. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

The Company identifies and evaluates growth opportunities through line additions in existing plants, new plants in developing markets that it already knows and understands, and potential strategic acquisitions in geographic areas and product lines in which it already operates. The Company rigorously evaluates each opportunity against a variety of metrics including economic profit, return on invested capital and cash flow generation. Every approved project is undertaken with an eye toward creating long-term shareholder value. Cash flows generated from the Company's operations may be reinvested in the business, used for acquisitions, used to repay debt or returned to shareholders through share repurchases or possible future dividends. The Company is considering, and in the future may pursue, acquisitions to grow its existing business. The Company does not presently anticipate any share repurchases in 2014.

In April 2014, the Company closed its acquisition of Mivisa, a leading Spanish manufacturer of two- and three-piece food cans and ends. Mivisa is the largest food can producer in both the Iberian Peninsula and Morocco; primarily serving vegetable, fruit, fish and meat markets. In connection with the acquisition, the Company divested certain Crown and Mivisa operations as a required condition for regulatory approval. The acquisition is expected to significantly build upon the Company's existing position in the strategically important European food can segment and is expected to be earnings accretive.

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

In assessing the Company's performance, the key performance measure used is segment income, a non-GAAP measure defined by the Company as gross profit excluding the impact of fair value adjustments related to the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness, less selling and administrative expenses.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the Company's European businesses, the Canadian dollar in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment.

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net sales	$2,383	$2,223	$4,376	$4,196
Beverage cans and ends as a percentage of net sales	55%	57%	56%	57%
Food cans and ends as a percentage of net sales	29%	26%	27%	26%

Three months ended June 30, 2014 compared to 2013

Net sales increased primarily due to the impact of the Mivisa acquisition and a 3% increase in global beverage can volumes, partially offset by the pass-through of lower raw material costs.

Six months ended June 30, 2014 compared to 2013

Net sales increased primarily due to the impact of the Mivisa acquisition and a 4% increase in global beverage can volumes, partially offset by the pass-through of lower raw material costs.

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

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net sales	$594	$582	$1,143	$1,134
Segment income	85	85	164	161

Three months ended June 30, 2014 compared to 2013

Net sales increased primarily due to strong unit volumes in Brazil which offset lower volumes in North America, $8 of lower sales from the closure of a manufacturing facility in Puerto Rico and $7 from the impact of foreign currency translation. Increased sales in Brazil were attributable to continued strong demand including World Cup promotional activity and the commencement of production at the Company's facility in Teresina, Brazil.

Segment income was unchanged as $5 from increased sales unit volumes in Brazil was offset by lower production levels in North America.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Six months ended June 30, 2014 compared to 2013

Net sales increased primarily due to strong unit volumes in Brazil which offset lower volumes in North America, $16 of lower sales from the closure of a manufacturing facility in Puerto Rico and $16 from the impact of foreign currency translation.

Segment income increased primarily due to the impact of higher sales unit volumes in Brazil.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net sales	$213	$206	$392	$403
Segment income	38	41	67	72

Three months ended June 30, 2014 compared to 2013

Net sales increased primarily due to $15 from increased sales unit volumes, partially offset by the impact of competitive price compression and $2 from the impact of foreign currency translation.

Segment income decreased primarily due to the impact of lower pricing.

Six months ended June 30, 2014 compared to 2013

Net sales decreased primarily due to the impact of competitive price compression and $5 from the impact of foreign currency translation.

Segment income decreased primarily due to the impact of lower pricing.

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

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net sales	$496	$492	$884	$863
Segment income	83	78	142	129

Three months ended June 30, 2014 compared to 2013

Net sales increased primarily due to $9 from the impact of foreign currency translation, partially offset by unfavorable sales mix as increased unit volumes in the U.K. and Turkey were offset by volume declines in the Company's Middle

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Eastern businesses from the ongoing conflicts in the region. If the conflicts in the Middle East continue, net sales and segment income in the European Beverage segment may be negatively impacted.

Segment income increased primarily due to improved cost performance partially offset by higher metal premiums.

Six months ended June 30, 2014 compared to 2013

Net sales increased primarily due $12 from increased sales unit volumes and $10 from the impact of foreign currency translation.

Segment income increased primarily due to higher sales unit volumes and improved cost performance.

European Food

The European Food segment manufactures steel and aluminum food cans, ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. In April 2014, the Company closed its acquisition of Mivisa and in June divested certain Crown and Mivisa operations as required for regulatory approval. Mivisa is being integrated with the Company's existing European Food business.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net sales	$555	$430	$928	$806
Segment income	63	39	89	71

Three months ended June 30, 2014 compared to 2013

Net sales increased primarily due to the impact of the acquisition of Mivisa in April 2014.

Segment income increased primarily due to the impact of the acquisition of Mivisa in April 2014 and a charge of $11 in the second quarter of 2013 to record a reserve against a portion of an outstanding customer receivable balance that did not recur in 2014.

Six months ended June 30, 2014 compared to 2013

Net sales increased primarily due to the impact of the acquisition of Mivisa in April 2014.

Segment income increased primarily due to the impact of the acquisition of Mivisa in April 2014 and a charge of $11 in the second quarter of 2013 to record a reserve against a portion of an outstanding customer receivable balance that did not recur in 2014.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net sales	$316	$301	$614	$577
Segment income	36	35	70	68

Three months ended June 30, 2014 compared to 2013

Net sales increased primarily due to $39 from increased sales unit volumes due to recent capacity expansion partially offset by $17 from lower selling prices primarily due to the pass-through of lower raw material costs and the impact of competitive price compression and $7 from the impact of foreign currency translation.

Segment income increased primarily due to the impact of increased sales unit volumes partially offset by lower manufacturing efficiencies associated with recent capacity expansion and the impact of competitive price compression.

Six months ended June 30, 2014 compared to 2013

Net sales increased primarily due to $79 from increased sales unit volumes due to recent capacity expansion partially offset by $30 from lower selling prices primarily due to the pass-through of lower raw material costs and the impact of competitive price compression and $12 from the impact of foreign currency translation.

Segment income increased primarily due to $11 from increased sales unit volumes partially offset by lower manufacturing efficiencies associated with recent capacity expansion and the impact of competitive price compression.

Non-reportable Segments

The Company's non-reportable segments include its aerosol can businesses in North America and Europe, its specialty packaging business in Europe and its tooling and equipment operations in the U.S. and U.K. In recent years, the Company's specialty packaging and aerosol can businesses have experienced slightly declining volumes.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net sales	$209	$212	$415	$413
Segment income	22	31	46	53

Three months ended June 30, 2014 compared to 2013

Net sales decreased primarily due to lower sales in the Company's aerosol and specialty packaging businesses and lower equipment sales partially offset by $8 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales in the Company's aerosol and specialty packaging businesses, lower equipment sales and a benefit of $3 from reduced post-employment benefits in 2013 that did not recur in 2014.

Six months ended June 30, 2014 compared to 2013

Net sales increased primarily due to $14 from the impact of foreign currency translation, partially offset by lower sales in the Company's aerosol and specialty packaging businesses and lower equipment sales.

Segment income decreased primarily due to lower sales in the Company's aerosol and specialty packaging businesses, lower equipment sales and a benefit of $3 from reduced post-employment benefits in 2013 that did not recur in 2014.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Corporate and Unallocated Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Corporate and unallocated expense	$(54)	$(36)	$(112)	$(86)

For the three months ended June 30, 2014 compared to 2013, corporate and unallocated expense increased primarily due to a charge of $15 related to the impact of fair value adjustments for the sale of inventory acquired in the acquisition of Mivisa and a benefit of $5 in 2013 from legal matters that did not recur in 2014, partially offset by a credit of $3 related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices.

For the six months ended June 30, 2014 compared to 2013, corporate and unallocated expense increased primarily due to a charge of $15 related to the impact of fair value adjustments for the sale of inventory acquired in the acquisition of Mivisa, $4 related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices and higher general corporate costs.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three and six months ended June 30, 2014 compared to 2013, cost of products sold (excluding depreciation and amortization) increased from $1,818 to $1,960 and from $3,458 to $3,621 primarily due to increased global beverage can volumes and the acquisition of Mivisa.

Depreciation and Amortization

For the three and six months ended June 30, 2014 compared to 2013, depreciation and amortization expense increased primarily due to the acquisition of Mivisa including the impact of amortizing fair value adjustments recorded in connection with the Company's preliminary purchase price allocation.

Selling and Administrative Expense

For the three months ended June 30, 2014 compared to 2013, selling and administrative expense increased from $102 to $103 primarily due to the impact of the acquisition of Mivisa, higher corporate costs and $3 from the impact of foreign currency translation, partially offset by a charge of $11 in 2013 to record a reserve against a portion of an outstanding customer receivable balance that did not recur in 2014.

For the six months ended June 30, 2014 compared to 2013, selling and administrative expense increased from $206 to $207 primarily due to the impact of the acquisition of Mivisa, higher corporate costs and $5 from the impact of foreign currency translation, partially offset by a charge of $11 in 2013 to record a reserve against a portion of an outstanding customer receivable balance that did not recur in 2014.

Restructuring and Other

For the three and six months ended June 30, 2014, the Company recorded restructuring and other charges of $31 and $83 as described in Note I to the Company's consolidated financial statements. In connection with prior restructuring actions in the Company's North American Food segment, the Company may incur future pension settlement charges of up to $11 as employees elect to receive lump sum distributions. The timing and amount of the charge may be impacted by the number of employees who elect to receive lump sum distributions.

For three and six months ended June 30, 2013 the Company recorded restructuring and other charges of $4 and $8 related to other exit costs associated with prior restructuring actions.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Loss from Early Extinguishment of Debt

For the six months ended June 30, 2013, the Company recorded a loss from early extinguishment of debt of $38 in connection with the redemption of its $400 senior notes due 2017 and the repayment of $500 of indebtedness under its senior secured term loan facilities.

Interest Expense

For the three months ended June 30, 2014 compared to 2013, interest expense increased from $61 to $66 primarily due to higher average debt outstanding primarily due to the acquisition of Mivisa, partially offset by $3 of expense in 2013 related to Italian value added tax assessments that did not recur in 2014.

For the six months ended June 30, 2014 compared to 2013, interest expense increased from $121 to $124 primarily due to higher average debt outstanding primarily due to the acquisition of Mivisa, partially offset by $5 of expense in 2013 related to Italian value added tax assessments that did not recur in 2014.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Income before income taxes	$177	$209	$256	$302
Provision for income taxes	50	55	83	79
Effective income tax rate	28%	26%	32%	26%

For the three and six months ended June 30, 2014 compared to 2013, the Company's effective income tax rate was higher primarily due to non-deductible transaction costs incurred in connection with the Company's acquisition of Mivisa and higher losses in jurisdictions that are not currently expected to realize the related tax benefit. For the six months ended June 30, 2014 compared to 2013, the Company's effective income tax rate was also higher due to non-deductible impairment charges related to the divestment of certain operations in connection with the Company's acquisition of Mivisa.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2014 compared to 2013, net income attributable to noncontrolling interests decreased from $22 to $21 and from $48 to $43 primarily due to the acquisition of additional ownership interests in subsidiaries in Jordan and Tunisia and lower earnings in certain beverage can operations in the Middle East.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities decreased from $251 for the six months ended June 30, 2013 to $117 in 2014 primarily due to $120 from a change in the Company's North American receivables securitization facility which resulted in receivables transactions being accounted for as sales in 2014 compared to secured borrowings in 2013.

Investing Activities

Cash used for investing activities increased from $116 for the six months ended June 30, 2013 to $854 in 2014 primarily due to $754 paid to acquire Mivisa and higher capital expenditures, partially offset by $22 of proceeds from divesting certain Crown and Mivisa operations as required for regulatory approval of the acquisition. The Company currently expects capital expenditures for 2014 to be approximately $320.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Financing Activities

Cash provided by financing activities increased from $249 for the six months ended June 30, 2013 to $528 in 2014 primarily due to higher net borrowings in 2014 to fund the acquisition of Mivisa and payoff certain of Mivisa's existing debt. For the six months ended June 30, 2014, financing activities also included $93 paid to increase the Company's ownership interest in subsidiaries in Jordan and Tunisa to 100%. For the six months ended June 30, 2013, financing activities included $194 to repurchase the Company's common stock compared to $2 in 2014.

In July 2014, the Company issued €650 ($890 at June 30, 2014) principal amount of 4% senior unsecured notes due 2022. The Company used a portion of the proceeds to purchase through a tender offer and to redeem all of its €500 ($685 at June 30, 2014) 7.125% senior unsecured notes due 2018.

Other financing activities, in each year, represent cash settlements of foreign currency derivatives used to hedge intercompany debt obligations.

Liquidity

As of June 30, 2014, $203 of the Company's $244 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $126 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of June 30, 2014, the Company had $1,064 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less $96 of borrowings and $40 of outstanding standby letters of credit.

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

Capital Resources

As of June 30, 2014, the Company has approximately $66 of capital commitments primarily related to capacity expansion in Europe and Brazil. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Contractual Obligations

During the first six months of 2014 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which information is incorporated herein by reference.

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

Goodwill Impairment

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, the estimated fair value of the Company's European Aerosols and Specialty Packaging reporting unit was 50% higher than its carrying value. The Company continues to believe that the estimated fair value of the reporting unit exceeds its carrying value. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $158 could be recorded.

Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note K and commitments and contingencies in Note L to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which are not historical facts (including any statements concerning plans and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2014, see Note H to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2014, the Company had $2.5 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $6.2 million before tax.

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

Crown Holdings, Inc.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding the Company's potential asbestos-related liabilities and other litigation, see Note K entitled “Asbestos-Related Liabilities” and Note L entitled “Commitments and Contingent Liabilities,” respectively, to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities as part of publicly announced programs during the first six months of 2014.

In December 2012, the Company's Board of Directors authorized the repurchase of an aggregate amount of $800 million of the Company's common stock through the end of 2014. This authorization supersedes the previous authorization. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of June 30, 2014 $507 million of the Company’s outstanding common stock may be repurchased under the program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Crown Holdings, Inc.

Item 6.	Exhibits

4
Credit Agreement, dated as of December 19, 2013, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings SA, as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, The Subsidiary Borrowers named therein, The Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG London Branch, a U.K. Administrative Agent, Deutsche bank AG Canada Branch as Canadian Administrative Agent, and various Lending Institutions.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller

Date: July 30, 2014