Form 10-Q
period 2014-09-30
CROWN HOLDINGS INC
filed 2014-10-28
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 138,918,911 shares of Common Stock outstanding as of October 24, 2014.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net sales	$2,594	$2,389	$6,970	$6,585
Cost of products sold, excluding depreciation and amortization	2,119	1,961	5,740	5,419
Depreciation and amortization	53	34	135	98
Gross profit	422	394	1,095	1,068
Selling and administrative expense	95	113	302	319
Restructuring and other	8	31	91	39
Loss from early extinguishments of debt	34	—	34	38
Interest expense	64	58	188	179
Interest income	(2)	(1)	(5)	(4)
Foreign exchange	(2)	(2)	4	—
Income before income taxes and equity earnings	225	195	481	497
Provision for / (benefit from) income taxes	(41)	67	42	146
Equity earnings (loss) in affiliates	—	(1)	—	(2)
Net income	266	127	439	349
Net income attributable to noncontrolling interests	(22)	(26)	(65)	(74)
Net income attributable to Crown Holdings	$244	$101	$374	$275

Earnings per common share attributable to Crown Holdings:
Basic	$1.78	$0.73	$2.73	$1.96
Diluted	$1.76	$0.73	$2.70	$1.94

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net income	$266	$127	$439	$349

Other comprehensive income, net of tax
Foreign currency translation adjustments	(154)	25	(162)	1
Pension and other postretirement benefits	19	14	51	62
Derivatives qualifying as hedges	11	15	32	(15)
Total other comprehensive income (loss)	(124)	54	(79)	48

Total comprehensive income	142	181	360	397
Net income attributable to noncontrolling interests	(22)	(26)	(65)	(74)
Translation adjustments attributable to noncontrolling interests	2	(1)	1	—
Derivatives qualifying as hedges attributable to noncontrolling interests	(1)	(2)	(3)	1
Comprehensive income attributable to Crown Holdings	$121	$152	$293	$324

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$380	$689
Receivables, net	1,385	1,064
Inventories	1,473	1,213
Prepaid expenses and other current assets	370	214
Total current assets	3,608	3,180

Goodwill and intangible assets	3,067	2,016
Property, plant and equipment, net	2,447	2,152
Other non-current assets	695	682
Total	$9,817	$8,030

Liabilities and equity
Current liabilities
Short-term debt	$157	$279
Current maturities of long-term debt	90	94
Accounts payable and accrued liabilities	2,519	2,547
Total current liabilities	2,766	2,920

Long-term debt, excluding current maturities	5,200	3,469
Postretirement and pension liabilities	767	891
Other non-current liabilities	536	461
Commitments and contingent liabilities (Note L)
Noncontrolling interests	278	285
Crown Holdings shareholders’ equity	270	4
Total equity	548	289
Total	$9,817	$8,030

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30
	2014	2013
Cash flows from operating activities
Net income	$439	$349
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	135	98
Restructuring and other	91	39
Pension expense	41	58
Pension contributions	(63)	(63)
Stock-based compensation	18	17
Changes in assets and liabilities:
Receivables	(360)	(430)
Inventories	(168)	(166)
Accounts payable and accrued liabilities	(34)	(70)
Other, net	(90)	44
Net cash provided by / (used for) operating activities	9	(124)
Cash flows from investing activities
Capital expenditures	(212)	(181)
Purchase of business	(733)	—
Insurance proceeds	—	8
Proceeds from sale of property, plant and equipment	9	6
Proceeds from sale of business	22	—
Other	2	(11)
Net cash used for investing activities	(912)	(178)
Cash flows from financing activities
Proceeds from long-term debt	2,742	1,063
Payments of long-term debt	(1,720)	(998)
Net change in revolving credit facility and short-term debt	(232)	484
Debt issue costs	(41)	(15)
Common stock issued	11	16
Common stock repurchased	(2)	(300)
Purchase of noncontrolling interests	(93)	(13)
Dividends paid to noncontrolling interests	(45)	(65)
Other	(14)	15
Net cash provided by financing activities	606	187
Effect of exchange rate changes on cash and cash equivalents	(12)	1
Net change in cash and cash equivalents	(309)	(114)
Cash and cash equivalents at January 1	689	350
Cash and cash equivalents at September 30	$380	$236

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2013	$929	$668	$1,071	$(2,614)	$(214)	$(160)	$289	$129
Net income			275			275	74	349
Other comprehensive income / (loss)				49		49	(1)	48
Dividends paid to noncontrolling interests							(65)	(65)
Restricted stock awarded		(6)			6
Stock-based compensation		17				17		17
Common stock issued		12			4	16		16
Common stock repurchased		(265)			(35)	(300)		(300)
Purchase of noncontrolling interests		(1)				(1)	(12)	(13)
Balance at September 30, 2013	$929	$425	$1,346	$(2,565)	$(239)	$(104)	$285	$181

Balance at January 1, 2014	$929	$431	$1,395	$(2,513)	$(238)	$4	$285	$289
Net income			374			374	65	439
Other comprehensive income / (loss)				(81)		(81)	2	(79)
Dividends paid to noncontrolling interests							(30)	(30)
Stock-based compensation		18				18		18
Common stock issued		8			3	11		11
Common stock repurchased		(2)			—	(2)		(2)
Purchase of noncontrolling interests		(54)				(54)	(44)	(98)
Balance at September 30, 2014	$929	$401	$1,769	$(2,594)	$(235)	$270	$278	$548

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2014 and the results of its operations for the three and nine months ended September 30, 2014 and 2013 and of its cash flows for the nine months ended September 30, 2014 and 2013. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

C.	Acquisitions

Mivisa

On April 23, 2014 , the Company completed its previously announced acquisition of the sole shareholder of Mivisa Envases, S.A.U. (“Mivisa”) for $733, net of $28 in cash acquired, plus $977 of debt assumed. Mivisa, based in Murcia, Spain, primarily serves the vegetable, fruit, fish and meat markets and is the largest food can producer in both the Iberian Peninsula and Morocco. The acquisition is expected to significantly build upon the Company's existing position in the strategically important European food can segment by substantially increasing the Company's presence in Spain, one of Europe's leading agricultural economies.

Crown Holdings, Inc.

The following table summarizes the consideration transferred to acquire Mivisa and the identifiable assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred
Cash	$733
Total consideration	$733

Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	205
Inventories	199
Prepaid expenses and other current assets	11
Intangible assets	336
Property, plant and equipment, net	313
Net assets of acquired business to be divested	9
Accounts payable and accrued liabilities	(151)
Debt	(977)
Other non-current liabilities	(136)
Total identifiable net assets	$(191)

Goodwill	$924

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
The Company has not finalized its valuation of the assets acquired and as a result has not yet finalized the determination of the fair value of assets acquired and liabilities assumed. The Company expects to finalize its purchase accounting within one year of the acquisition date.
Empaque
On August 31, 2014, the Company entered into an agreement to acquire Empaque, a leading Mexican manufacturer of aluminum cans and ends, bottle caps and glass bottles for the beverage industry, from Heineken N.V., in a cash transaction valued at $1,225, subject to adjustment. The acquisition is subject to customary closing conditions, including competition authority approval. Empaque, headquartered in Monterrey, Mexico, currently operates two beverage can plants, a plant that manufacturers beverage can ends, aluminum closures and bottle caps, a glass bottle plant, a glass service facility and a sand mine in Mexico. For the year ended December 31, 2013, Empaque had sales of approximately $660.

Crown Holdings, Inc.

D.    Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined Benefit Plans	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$(1,954)	$(648)	$(12)	$(2,614)
Other comprehensive income (loss) before reclassifications	14	3	(39)	(22)
Amounts reclassified from accumulated other comprehensive income	48	(2)	25	71
Other comprehensive income (loss)	62	1	(14)	49
Balance at September 30, 2013	$(1,892)	$(647)	$(26)	$(2,565)

Balance at December 31, 2013	$(1,828)	$(658)	$(27)	$(2,513)
Other comprehensive income (loss) before reclassifications	—	(161)	8	(153)
Amounts reclassified from accumulated other comprehensive income	51	—	21	72
Other comprehensive income (loss)	51	(161)	29	(81)
Balance at September 30, 2014	$(1,777)	$(819)	$2	$(2,594)

Crown Holdings, Inc.

The following table provides information about amounts reclassified out of accumulated other comprehensive income.

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended		Nine Months Ended
Details about Accumulated Other	September 30,		September 30,		Affected Line Item in the
Comprehensive Income Components	2014	2013	2014	2013	Statement of Operations
Gains and losses on cash flow hedges
Commodities	$(2)	$16	$24	$34	Cost of products sold
	(2)	16	24	34	Total before tax
	1	(4)	(6)	(9)	Provision for income taxes
	$(1)	$12	$18	$25	Net of tax

Foreign exchange	$(2)	$5	$(2)	$6	Net sales
	3	(4)	5	(6)	Cost of products sold
	1	1	3	—	Total before tax
	—	—	—	—	Provision for income taxes
	$1	$1	$3	$—	Net of tax

Total gains and losses on cash flow hedges	$—	$13	$21	$25

Foreign currency translation
Currency translation on disposed investment	$—	$(2)	$—	$(2)	Asset impairments and sales
	—	(2)	—	(2)	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$(2)	$—	$(2)	Net of tax

Amortization of defined benefit plan items
Actuarial losses	$33	$37	$97	$106	(a)
Prior service credit	(12)	(19)	(36)	(45)	(a)
	21	18	61	61	Total before tax
	(2)	(4)	(10)	(13)	Provision for income taxes
	$19	$14	$51	$48	Net of tax

Total reclassifications for the period	$19	$25	$72	$71	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net period pension and postretirement cost. See Note N for further details.

Crown Holdings, Inc.

E.	Stock-Based Compensation

A summary of restricted and deferred stock transactions during the nine months ended September 30, 2014 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2014	2,042,272
Awarded:
Time-vesting	178,794
Performance-based	174,481
Released:
Time-vesting shares awarded in 2011 through 2013	(109,784)
Forfeitures:
Time-vesting	(59,375)
Performance-based-shares awarded in 2011	(196,667)
Non-vested stock awards outstanding at September 30, 2014	2,029,721

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

In addition, the Company awarded 83,700 shares of time-vesting restricted stock and deferred stock to U.S. and non-U.S. employees as part of its continuing general awards. The shares vest annually between three and four years.

In January 2014, the performance-based shares awarded in 2011 were forfeited as the required market condition was not met.

The weighted average grant-date fair values of the 2014 and 2013 time-vesting stock awards were $46.66 and $43.42 and the performance-based stock awards were $48.31 and $36.75, respectively.

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

At September 30, 2014, unrecognized compensation cost related to outstanding nonvested stock awards was $48. The weighted average period over which the expense is expected to be recognized is 3.0 years. The aggregate market value of the shares released and issued on the vesting dates was $5. The Company has assumed an annual forfeiture rate of 3% on the general awards.

F.	Receivables

	September 30, 2014	December 31, 2013
Accounts receivable	$1,285	$962
Less: allowance for doubtful accounts	(98)	(78)
Net trade receivables	1,187	884
Miscellaneous receivables	198	180
Receivables, net	$1,385	$1,064

In 2014, the Company amended its North American securitization facility to provide for the sale of certain customer receivables without recourse on a revolving basis. As of September 30, 2014, the Company derecognized receivables sold of $293 and recognized a deferred purchase price of $153 which was included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections

Crown Holdings, Inc.

of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the receivables line item on the Company’s Consolidated Statement of Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk.

G.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	September 30, 2014	December 31, 2013
Raw materials and supplies	$706	$645
Work in process	165	128
Finished goods	602	440
	$1,473	$1,213

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2014 mature between one and 25 months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedges	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2014

Foreign exchange	$(2)	$—	$(2)	$(3)
Commodities	9	8	(1)	(18)
Total	$7	$8	$(3)	$(21)

	Amount of gain/(loss) recognized in AOCI (effective portion)		Amount of gain/(loss) reclassified from AOCI into earnings
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedges	September 30, 2013	September 30, 2013	September 30, 2013	September 30, 2013
Foreign exchange contracts	$(2)	$(1)	$(1)	$—
Commodity contracts	(24)	(38)	(12)	(25)
Total	$(26)	$(39)	$(13)	$(25)

For the three and nine months ended September 30, 2014, the Company recognized a gain of $2 and a loss of $1, respectively, related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices. In the event that recent volatility in metal premiums continues, it is possible that the Company could record losses in the future that could be material.

Crown Holdings, Inc.

During the twelve month period ending September 30, 2015, a net gain of $1 ($1, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the nine months ended September 30, 2014 and 2013 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the nine months ended September 30, 2014.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was loss of $3 and a loss of $2 for the three and nine months ended September 30, 2014 and a gain of $3 and loss of $1 for the three and nine months ended September 30, 2013. The impact on earnings from foreign exchange contracts not designated as hedges was a loss of $25 and a loss of $38 for the three and nine months ended September 30, 2014 and a gain of $3 and a loss of $1 for the same periods in 2013. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively.

	Balance Sheet Classification	Fair Value Hierarchy	September 30, 2014	December 31, 2013
Derivative Assets
Derivatives designated as hedges:

Foreign exchange	Other current assets	2	$21	$29
Commodities	Other current assets	1	6	—
Commodities	Other non-current assets	1	—	—
Derivatives not designated as hedges:
Foreign exchange	Other current assets	2	1	8
	Total		$28	$37

Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$23	$30
Commodities	Accounts payable and accrued liabilities	1	4	27
Commodities	Other non-current liabilities	1	—	2
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	19	1
	Total		$46	$60

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

	Gross Amounts Recognized in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
Balance at September 30, 2014
Derivative Assets	28	5	23
Derivative Liabilities	46	5	41

Balance at December 31, 2013
Derivative Assets	37	2	35
Derivative Liabilities	60	2	58

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 were:

	September 30, 2014	December 31, 2013
Derivatives in cash flow hedges:
Foreign exchange	$478	$724
Commodities	187	379
Derivatives in fair value hedges:
Foreign exchange	114	128
Derivatives not designated as hedges:
Foreign exchange	666	675

I.	Restructuring and Other

The Company recorded restructuring and other charges as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Asset impairments and sales	$(2)	$(2)	40	(2)
Restructuring	6	33	19	41
Transaction costs	—	—	14	—
Other costs	4	—	18	—
	8	31	91	39

For the three months ended September 30, 2014, restructuring included $5 of pension settlement charges related to a prior restructuring action in the Company's North American Food segment. Other costs primarily related to incremental costs associated with the temporary relocation of production due to an ongoing labor dispute in the Company's Americas Beverage segment.

For the nine months ended September 30, 2014, asset impairments and sales related to the divestment of certain operations in connection with the Company's acquisition of Mivisa. Transaction costs were also associated with the acquisition. Restructuring charges included $8 of termination benefits in the Company's European Food segment and $7 of pension settlement charges related to a prior restructuring action in the Company's North American Food segment. Other costs primarily related to incremental costs associated with the temporary relocation of production due to an ongoing labor dispute in the Company's Americas Beverage segment.

Crown Holdings, Inc.

For the three and nine months ended September 30, 2013, restructuring charges included $31 of termination benefits related to a cost reduction initiative in the Company's European Division as further described below and $2 and $10 of other exit costs related to prior restructuring actions.

The tables below summarize the outstanding accrual balances associated with prior restructuring actions.

2011 European Division Headquarters Relocation

Through September 30, 2014, the Company incurred costs of $40 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Total
Balance at January 1, 2014	$—	$18	$18
Payments	—	(8)	(8)
Foreign currency translation	—	(1)	(1)
Balance at September 30, 2014	$—	$9	$9

Other exit costs represent the estimated employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay the remaining costs in 2015.

2011 and 2012 European Division Actions

Through September 30, 2014, the Company incurred costs of $70 in connection with actions taken in 2011 and 2012 to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. Due to the similar nature of these actions, they have been combined in the rollforward presented below. The Company currently expects to incur future additional costs of $2 related to the actions which are expected to be completed in 2014 at an estimated aggregate cost of $72. The Company expects to pay the liability through 2024 as certain employees have elected to receive payout as a fixed monthly sum over a period of time. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2014	$16	$—	$16
Provision	2	1	3
Payments	(5)	(1)	(6)
Foreign currency translation	(1)	—	(1)
Balance at September 30, 2014	$12	$—	$12

2013 European Division Actions

Through September 30, 2014, the Company incurred costs of $31 related to a cost-reduction initiative to better align costs with ongoing market conditions in its European operations, including $15 in the Company's European Food segment, $2 in its European Beverage segment, $8 in non-reportable segments primarily in the Company's aerosol and specialty packaging businesses and $6 in Corporate. The action is expected to result in the reduction of approximately 235 employees when completed in 2014. The Company does not expect to incur any additional charges related to this action.

Crown Holdings, Inc.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2014	$27	$—	$27
Payments	(9)	—	(9)
Foreign currency translation	(1)	—	(1)
Balance at September 30, 2014	$17	$—	$17

2014 European Division Actions

For the nine months ended September 30, 2014, the Company recorded a charge of $8 related to severance costs in its European Food segment. The Company does not expect to incur any additional charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2014	$—	$—	$—
Provision	8	—	8
Payments	—	—	—
Balance at September 30, 2014	$8	$—	$8

J.	Debt

The Company’s outstanding debt was as follows.

	September 30, 2014	December 31, 2013
Short-term debt	$157	$279
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$—	$103
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2018	800	220
Euro (€700 at September 30, 2014) at EURIBOR plus 1.75% due 2018	884	151
Farm credit facility at LIBOR plus 2.00% due 2019	362	—
Senior notes and debentures:
Euro 7.125% due 2018	—	688
U.S. dollar 6.25% due 2021	700	700
Euro (€650 at September 30, 2014) 4.0% due 2022	821	—
U.S. dollar 4.50% due 2023	1,000	1,000
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	311	289
Unamortized discounts	(2)	(2)
Total long-term debt	5,290	3,563
Less: current maturities	(90)	(94)
Total long-term debt, less current maturities	$5,200	$3,469

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $5,504 at September 30, 2014 and $3,645 at December 31, 2013.

Crown Holdings, Inc.

In April 2014, to fund the acquisition of Mivisa as described in Note C, payoff certain of Mivisa's existing debt and pay transaction costs, the Company borrowed $580 under its U.S. dollar term loan facility, €590 ($743 at September 30, 2014) under its euro term loan facility and $362 under a farm credit facility.

In July 2014, the Company issued €650 ($821 at September 30, 2014) principal amount of 4% senior unsecured notes due 2022. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used a portion of the proceeds to purchase through a tender offer and to redeem all of its outstanding senior notes due 2018. In connection with the repurchase and redemption of the 2018 notes, the Company recorded a loss from early extinguishment of debt of approximately $34 in the third quarter of 2014 including $28 for premiums paid and $6 for the write off of deferred financing fees.

In October 2014, the Company entered into amendments to its credit agreement which provide for a $75 Additional Term Loan A facility and a $675 Term Loan B facility. The Additional Term Loan A facility and Term Loan B facility are subject to consummation of the Empaque acquisition discussed in Note C. The maturity date for the Additional Term Loan A facility is December 19, 2018. The maturity date for the Term Loan B facility will be the seventh anniversary of the closing of the Empaque acquisition.

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

During the nine months ended September 30, 2014, the Company paid $15 to settle outstanding claims and had claims activity as follows:

Beginning claims	53,000
New claims	2,000
Settlements or dismissals	(1,000)
Ending claims	54,000

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2014.

Crown Holdings, Inc.

As of September 30, 2014, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $239, including $195 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2023. The Company’s accrual excludes potential costs for claims beyond 2023 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

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

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $7 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.

The Company has also recorded aggregate accruals of $6 for remediation activities at various worldwide locations that are owned by the Company and for which the Company is not a member of a PRP group. The Company has a receivable of $4 for the recovery of certain of these costs from a third party. Although the Company believes its accruals are adequate to cover its portion of future remediation costs, there can be no assurance that the ultimate payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

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

At September 30, 2014, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $5. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 2014, the Company also had guarantees of $33 related to the residual values of leased assets.

Crown Holdings, Inc.

M.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net income attributable to Crown Holdings	$244	$101	$374	$275
Weighted average shares outstanding:
Basic	137.4	137.8	137.2	140.5
Add: dilutive stock options and restricted stock	1.3	1.4	1.2	1.4
Diluted	138.7	139.2	138.4	141.9
Basic earnings per share	$1.78	$0.73	$2.73	$1.96
Diluted earnings per share	$1.76	$0.73	$2.70	$1.94

For the three months ended September 30, 2014, there were no contingently issuable common shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the three months ended September 30, 2013, 0.4 million contingently issuable common shares were excluded from the computation.

For the nine months ended September 30, 2014 and 2013, 0.1 million and 0.8 million contingently issuable commons shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

N.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits – U.S. Plans	2014	2013	2014	2013
Service cost	$3	$4	$11	$11
Interest cost	15	15	48	46
Expected return on plan assets	(26)	(25)	(78)	(74)
Recognized net loss	11	14	32	42
Net periodic cost	$3	$8	$13	$25

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits – Non-U.S. Plans	2014	2013	2014	2013
Service cost	$3	$6	$16	$19
Interest cost	35	36	116	103
Expected return on plan assets	(43)	(44)	(145)	(130)
Recognized prior service credit	(3)	(5)	(11)	(11)
Recognized net loss	15	18	52	52
Net periodic cost	$7	$11	$28	$33

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other Postretirement Benefits	2014	2013	2014	2013
Service cost	$1	$1	$2	$3
Interest cost	1	3	7	10
Recognized prior service credit	(8)	(14)	(25)	(34)
Recognized net loss	2	4	6	12
Net periodic cost	$(4)	$(6)	$(10)	$(9)

O.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
U.S. statutory rate at 35%	$78	$68	$168	$174
Tax on foreign income	(30)	(21)	(74)	(52)
Valuation allowance	(91)	(1)	(81)	—
Tax law changes	—	18	—	18
Non-deductible impairment charge	—	—	15	—
Other items, net	2	3	14	6
Income tax provision / (benefit)	$(41)	$67	$42	$146

For the three and nine months ended September 30, 2014, the Company recognized an income tax benefit of $90 to fully release the valuation allowance against its net deferred tax assets in France. In recent years, the Company's operating profits in France were offset by interest expense. In the third quarter of 2014, the Company refinanced its European bonds resulting in significant interest savings. The impact of the refinancing and current low interest rate environment has significantly lowered the Company's interest expense in France. As the Company is currently generating income in France and is projecting income in the future, the Company has fully released its valuation allowance. Due to the Company's high level of debt in France, a significant increase in interest rates could cause the Company to incur losses which may result in recording additional valuation allowance in the future. The Company's loss carryforwards in France do not expire.

For the nine months ended September 30, 2014, the income tax benefit resulting from the France valuation allowance release was partially offset by non-deductible transaction costs and impairment charges related to the divestment of certain operations in connection with the Company's acquisition of Mivisa.

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

Crown Holdings, Inc.

The tables below present information about the Company's operating segments:

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Americas Beverage	$570	$583	$1,713	$1,717
North America Food	236	249	628	652
European Beverage	474	481	1,358	1,344
European Food	787	543	1,715	1,349
Asia Pacific	310	300	924	877
Total reportable segments	2,377	2,156	6,338	5,939
Non-reportable segments	217	233	632	646
Total	$2,594	$2,389	$6,970	$6,585

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, the Company's specialty packaging business in Europe and the Company's tooling and equipment operations in the U.S. and United Kingdom.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Americas Beverage	$19	$18	$70	$56
North America Food	1	2	5	8
European Beverage	—	4	1	5
European Food	22	20	69	61
Asia Pacific	—	—	—	—
Total reportable segments	42	44	145	130
Non-reportable segments	29	27	87	84
Total	$71	$71	$232	$214

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Americas Beverage	$77	$83	$241	$244
North America Food	40	26	107	98
European Beverage	81	82	223	211
European Food	107	63	196	134
Asia Pacific	38	32	108	100
Total reportable segments	$343	$286	$875	$787

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Segment income of reportable segments	$343	$286	$875	$787
Segment income of non-reportable segments	26	31	72	84
Corporate and unallocated items	(42)	(36)	(154)	(122)
Restructuring and other	(8)	(31)	(91)	(39)
Loss from early extinguishments of debt	(34)	—	(34)	(38)
Interest expense	(64)	(58)	(188)	(179)
Interest income	2	1	5	4
Foreign exchange	2	2	(4)	—
Income before income taxes and equity earnings	$225	$195	$481	$497

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs. For the three months ended September 30, 2014, corporate and unallocated items also included a charge of $4 related to fair value adjustments for the sale of inventory acquired in the Mivisa acquisition and a benefit of $3 related to hedge ineffectiveness. For the nine months ended September 30, 2014, corporate and unallocated items also included a charge of $19 related to fair value adjustments for the sale of inventory acquired in the Mivisa acquisition and a charge of $1 related to hedge ineffectiveness.

For the three months ended September 30, 2014, intercompany profit of $1 was eliminated within segment income of non-reportable segments. For the nine months ended September 30, 2014 and 2013, intercompany profit of $2 and $2 was eliminated within segment income of non-reportable segments.

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

The following condensed combining financial statements:
•statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013,
•balance sheets as of September 30, 2014 and December 31, 2013, and
•statements of cash flows for the nine months ended September 30, 2014 and 2013 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,594		$2,594
Cost of products sold, excluding depreciation and amortization			2,119		2,119
Depreciation and amortization			53		53
Gross profit		—	422		422
Selling and administrative expense		$2	93		95
Restructuring and other			8		8
Loss on early extinguishments of debt			34		34
Net interest expense		23	39		62
Foreign exchange			(2)		(2)
Income/(loss) before income taxes		(25)	250	—	225
Provision for / (benefit from) income taxes		(7)	(34)		(41)
Equity earnings / (loss) in affiliates	$244	245		$(489)	—
Net income	244	227	284	(489)	266
Net income attributable to noncontrolling interests			(22)		(22)
Net income attributable to Crown Holdings	$244	$227	$262	$(489)	$244

Comprehensive income	$121	$104	$160	$(243)	$142
Comprehensive income attributable to noncontrolling interests			(21)		(21)
Comprehensive income attributable to Crown Holdings	$121	$104	$139	$(243)	$121

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,389		$2,389
Cost of products sold, excluding depreciation and amortization			1,961		1,961
Depreciation and amortization			34		34
Gross profit		—	394		394
Selling and administrative expense		$2	111		113
Restructuring and other		(2)	33		31
Net interest expense		26	31		57
Foreign exchange			(2)		(2)
Income/(loss) before income taxes		(26)	221		195
Provision for / (benefit from) income taxes		1	66		67
Equity earnings / (loss) in affiliates	$101	128		$(230)	(1)
Net income	101	101	155	(230)	127
Net income attributable to noncontrolling interests			(26)		(26)
Net income attributable to Crown Holdings	$101	$101	$129	$(230)	$101

Comprehensive income	$152	$152	$209	$(332)	$181
Comprehensive income attributable to noncontrolling interests			(29)		(29)
Comprehensive income attributable to Crown Holdings	$152	$152	$180	$(332)	$152

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,970		$6,970
Cost of products sold, excluding depreciation and amortization			5,740		5,740
Depreciation and amortization			135		135
Gross profit		—	1,095		1,095
Selling and administrative expense		$7	295		302
Restructuring and other		14	77		91
Loss from early extinguishment of debt			34		34
Net interest expense		70	113		183
Foreign exchange			4		4
Income/(loss) before income taxes		(91)	572		481
Provision for / (benefit from) income taxes		(16)	58		42
Equity earnings / (loss) in affiliates	$374	436		$(810)	—
Net income	374	361	514	(810)	439
Net income attributable to noncontrolling interests			(65)		(65)
Net income attributable to Crown Holdings	$374	$361	$449	$(810)	$374

Comprehensive income	$293	$280	$435	$(648)	$360
Comprehensive income attributable to noncontrolling interests			(67)		(67)
Comprehensive income attributable to Crown Holdings	$293	$280	$368	$(648)	$293

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,585		$6,585
Cost of products sold, excluding depreciation and amortization		$(16)	5,435		5,419
Depreciation and amortization			98		98
Gross profit		16	1,052		1,068
Selling and administrative expense		3	316		319
Restructuring and other		(2)	41		39
Loss from early extinguishment of debt			38		38
Net interest expense		77	98		175
Income/(loss) before income taxes		(62)	559		497
Provision for / (benefit from) income taxes			146		146
Equity earnings / (loss) in affiliates	$275	337		$(614)	(2)
Net income	275	275	413	(614)	349
Net income attributable to noncontrolling interests			(74)		(74)
Net income attributable to Crown Holdings	$275	$275	$339	$(614)	$275

Comprehensive Income	$324	$324	$461	$(712)	$397
Comprehensive income attributable to noncontrolling interests			(73)		(73)
Comprehensive income attributable to Crown Holdings	$324	$324	$388	$(712)	$324

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$380		$380
Receivables, net			1,385		1,385
Inventories			1,473		1,473
Prepaid expenses and other current assets	$2	$102	266		370
Total current assets	2	102	3,504		3,608

Intercompany debt receivables			2,847	$(2,847)	—
Investments	2,356	2,462		(4,818)	—
Goodwill and intangible assets			3,067		3,067
Property, plant and equipment, net			2,447		2,447
Other non-current assets		335	360		695
Total	$2,358	$2,899	$12,225	$(7,665)	$9,817

Liabilities and equity
Current liabilities
Short-term debt			$157		$157
Current maturities of long-term debt			90		90
Accounts payable and accrued liabilities	$13	$40	2,466		2,519
Total current liabilities	13	40	2,713		2,766

Long-term debt, excluding current maturities		412	4,788		5,200
Long-term intercompany debt	2,075	772		$(2,847)	—
Postretirement and pension liabilities			767		767
Other non-current liabilities		273	263		536
Commitments and contingent liabilities
Noncontrolling interests			278		278
Crown Holdings shareholders’ equity/(deficit)	270	1,402	3,416	(4,818)	270
Total equity/(deficit)	270	1,402	3,694	(4,818)	548
Total	$2,358	$2,899	$12,225	$(7,665)	$9,817

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$14	$(72)	$67		$9
Cash flows from investing activities
Capital expenditures			(212)		(212)
Purchase of business			(733)		(733)
Proceeds from sale of property, plant and equipment			9		9
Proceeds from sale of business			22		22
Intercompany investing activities	(941)	51	941	$(51)	—
Other			2		2
Net cash provided by/(used for) investing activities	(941)	51	29	(51)	(912)
Cash flows from financing activities
Proceeds from long-term debt			2,742		2,742
Payments of long-term debt			(1,720)		(1,720)
Net change in revolving credit facility and short-term debt			(232)		(232)
Net change in long-term intercompany balances	918	21	(939)		—
Debt issue costs			(41)		(41)
Common stock issued	11				11
Common stock repurchased	(2)				(2)
Dividends paid			(51)	51	—
Purchase of noncontrollling interests			(93)		(93)
Dividend paid to noncontrolling interests			(45)		(45)
Other			(14)		(14)
Net cash provided by/(used for) financing activities	927	21	(393)	51	606
Effect of exchange rate changes on cash and cash equivalents			(12)		(12)
Net change in cash and cash equivalents	—	—	(309)	—	(309)
Cash and cash equivalents at January 1			689		689
Cash and cash equivalents at September 30	$—	$—	$380	$—	$380

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$13	$(86)	$(51)		$(124)
Cash flows from investing activities
Capital expenditures			(181)		(181)
Insurance proceeds			8		8
Proceeds from sale of property, plant and equipment			6		6
Intercompany investing activities		56		$(56)	—
Other		10	(21)		(11)
Net cash provided by/(used for) investing activities		66	(188)	(56)	(178)
Cash flows from financing activities
Proceeds from long-term debt			1,063		1,063
Payments of long-term debt			(998)		(998)
Net change in revolving credit facility and short-term debt			484		484
Net change in long-term intercompany balances	271	20	(291)		—
Debt issue costs			(15)		(15)
Common stock issued	16				16
Common stock repurchased	(300)				(300)
Dividends paid			(56)	56	—
Purchase of noncontrolling interests			(13)		(13)
Dividend paid to noncontrolling interests			(65)		(65)
Other			15		15
Net cash provided by/(used for) financing activities	(13)	20	124	56	187
Effect of exchange rate changes on cash and cash equivalents			1		1
Net change in cash and cash equivalents	—	—	(114)	—	(114)
Cash and cash equivalents at January 1			350		350
Cash and cash equivalents at September 30	$—	$—	$236	$—	$236

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013,

•	balance sheets as of September 30, 2014 and December 31, 2013, and

•	statements of cash flows for the nine months ended September 30, 2014 and 2013 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$571	$2,023		$2,594
Cost of products sold, excluding depreciation and amortization			445	1,674		2,119
Depreciation and amortization			8	45		53
Gross profit		—	118	304		422
Selling and administrative expense		$3	32	60		95
Restructuring and other			1	7		8
Loss from early extinguishments of debt				34		34
Net interest expense		16	23	23		62
Technology royalty			(16)	16		—
Foreign exchange				(2)		(2)
Income/(loss) before income taxes		(19)	78	166		225
Provision for / (benefit from) income taxes		(7)	33	(67)		(41)
Equity earnings / (loss) in affiliates	$244	71	182		$(497)	—
Net income	244	59	227	233	(497)	266
Net income attributable to noncontrolling interests				(22)		(22)
Net income attributable to Crown Holdings	$244	$59	$227	$211	$(497)	$244

Comprehensive income	$121	$62	$104	$106	$(251)	$142
Comprehensive income attributable to noncontrolling interests				(21)		(21)
Comprehensive income attributable to Crown Holdings	$121	$62	$104	$85	$(251)	$121

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$595	$1,794		$2,389
Cost of products sold, excluding depreciation and amortization		$(1)	468	1,494		1,961
Depreciation and amortization			9	25		34
Gross profit		1	118	275		394
Selling and administrative expense		3	51	59		113
Restructuring and other			(2)	33		31
Net interest expense		11	22	24		57
Technology royalty			(16)	16		—
Foreign exchange				(2)		(2)
Income/(loss) before income taxes		(13)	63	145		195
Provision for / (benefit from) income taxes		(5)	32	40		67
Equity earnings / (loss) in affiliates	$101	65	70		$(237)	(1)
Net income	101	57	101	105	(237)	127
Net income attributable to noncontrolling interests				(26)		(26)
Net income attributable to Crown Holdings	$101	$57	$101	$79	$(237)	$101

Comprehensive income	$152	$61	$152	$157	$(341)	$181
Comprehensive income attributable to noncontrolling interests				(29)		(29)
Comprehensive income attributable to Crown Holdings	$152	$61	$152	$128	$(341)	$152

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,642	$5,328		$6,970
Cost of products sold, excluding depreciation and amortization			1,305	4,435		5,740
Depreciation and amortization			23	112		135
Gross profit			314	781		1,095
Selling and administrative expense		$7	105	190		302
Restructuring and other		1	44	46		91
Loss from early extinguishment of debt				34		34
Net interest expense		43	66	74		183
Technology royalty			(40)	40		—
Foreign exchange				4		4
Income/(loss) before income taxes		(51)	139	393		481
Provision for / (benefit from) income taxes		(19)	74	(13)		42
Equity earnings / (loss) in affiliates	$374	170	296		$(840)	—
Net income	374	138	361	406	(840)	439
Net income attributable to noncontrolling interests				(65)		(65)
Net income attributable to Crown Holdings	$374	$138	$361	$341	$(840)	$374

Comprehensive Income	$293	$151	$280	$314	$(678)	$360
Comprehensive income attributable to noncontrolling interests				(67)		(67)
Comprehensive income attributable to Crown Holdings	$293	$151	$280	$247	$(678)	$293

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,709	$4,876		$6,585
Cost of products sold, excluding depreciation and amortization		$(1)	1,331	4,089		5,419
Depreciation and amortization			22	76		98
Gross profit		1	356	711		1,068
Selling and administrative expense		7	122	190		319
Restructuring and other			2	37		39
Loss from early extinguishment of debt		37		1		38
Net interest expense		35	68	72		175
Technology royalty			(38)	38		—
Income/(loss) before income taxes		(78)	202	373		497
Provision for / (benefit from) income taxes		(30)	99	77		146
Equity earnings / (loss) in affiliates	$275	189	172		$(638)	(2)
Net income	275	141	275	296	(638)	349
Net income attributable to noncontrolling interests				(74)		(74)
Net income attributable to Crown Holdings	$275	$141	$275	$222	$(638)	$275

Comprehensive income	$324	$152	$324	$335	$(738)	$397
Comprehensive income attributable to noncontrolling interests				(73)		(73)
Comprehensive income attirbutable to Crown Holdings	$324	$152	$324	$262	$(738)	$324

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$37	$1	$342		$380
Receivables, net			13	1,372		1,385
Intercompany receivables			25	16	$(41)	—
Inventories			299	1,174		1,473
Prepaid expenses and other current assets	$2	2	101	265		370
Total current assets	2	39	439	3,169	(41)	3,608

Intercompany debt receivables		2,465	2,829	7	(5,301)	—
Investments	2,356	2,095	863		(5,314)	—
Goodwill and intangible assets			453	2,614		3,067
Property, plant and equipment, net		1	319	2,127		2,447
Other non-current assets		52	322	321		695
Total	$2,358	$4,652	$5,225	$8,238	$(10,656)	$9,817

Liabilities and equity
Current liabilities
Short-term debt				$157		$157
Current maturities of long-term debt				90		90
Accounts payable and accrued liabilities	$13	$25	$499	1,982		2,519
Intercompany payables			16	25	$(41)	—
Total current liabilities	13	25	515	2,254	(41)	2,766

Long-term debt, excluding current maturities		2,862	412	1,926		5,200
Long-term intercompany debt	2,075	568	2,356	302	(5,301)	—
Postretirement and pension liabilities			267	500		767
Other non-current liabilities			273	263		536
Commitments and contingent liabilities
Noncontrolling interests				278		278
Crown Holdings shareholders’ equity/(deficit)	270	1,197	1,402	2,715	(5,314)	270
Total equity/(deficit)	270	1,197	1,402	2,993	(5,314)	548
Total	$2,358	$4,652	$5,225	$8,238	$(10,656)	$9,817

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$14	$(48)	$65	$(22)		$9
Cash flows from investing activities
Capital expenditures			(27)	(185)		(212)
Purchase of business				(733)		(733)
Proceeds from sale of property, plant and equipment			4	5		9
Proceeds from sale of business				22		22
Intercompany investing activities	(941)	5	51	941	$(56)	—
Other				2		2
Net cash provided by/(used for) investing activities	(941)	5	28	52	(56)	(912)
Cash flows from financing activities
Proceeds from long-term debt		942		1,800		2,742
Payments of long-term debt				(1,720)		(1,720)
Net change in revolving credit facility and short-term debt				(232)		(232)
Net change in long-term intercompany balances	918	(1,015)	(18)	115		—
Debt issue costs		(24)		(17)		(41)
Common stock issued	11					11
Common stock repurchased	(2)					(2)
Dividends paid				(56)	56	—
Purchase of noncontrolling interests			(76)	(17)		(93)
Dividends paid to noncontrolling interests				(45)		(45)
Other				(14)		(14)
Net cash provided by/(used for) financing activities	927	(97)	(94)	(186)	56	606
Effect of exchange rate changes on cash and cash equivalents				(12)		(12)
Net change in cash and cash equivalents	—	(140)	(1)	(168)	—	(309)
Cash and cash equivalents at January 1		177	2	510		689
Cash and cash equivalents at September 30	$—	$37	$1	$342	$—	$380

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$13	$(35)	$140	$(242)		$(124)
Cash flows from investing activities
Capital expenditures			(23)	(158)		(181)
Insurance Proceeds				8		8
Proceeds from sale of property, plant and equipment			4	2		6
Intercompany investing activities		20	61		$(81)	—
Other			10	(21)		(11)
Net cash provided by/(used for) investing activities	—	20	52	(169)	(81)	(178)
Cash flows from financing activities
Proceeds from long-term debt		1,000		63		1,063
Payments of long-term debt		(729)		(269)		(998)
Net change in revolving credit facility and short-term debt		85		399		484
Net change in long-term intercompany balances	271	(332)	(193)	254		—
Debt issue costs		(15)				(15)
Common stock issued	16					16
Common stock repurchased	(300)					(300)
Dividends paid				(81)	81	—
Purchase of noncontrolling interests				(13)		(13)
Dividends paid to noncontrolling interests				(65)		(65)
Other				15		15
Net cash provided by/(used for) financing activities	(13)	9	(193)	303	81	187
Effect of exchange rate changes on cash and cash equivalents				1		1
Net change in cash and cash equivalents	—	(6)	(1)	(107)	—	(114)
Cash and cash equivalents at January 1		27	1	322		350
Cash and cash equivalents at September 30	$—	$21	$—	$215	$—	$236

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2014 compared to 2013 and changes in financial condition and liquidity from December 31, 2013. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

The Company identifies and evaluates growth opportunities through line additions in existing plants, new plants in developing markets that it already knows and understands, and potential strategic acquisitions in geographic areas and product lines in which it already operates. The Company rigorously evaluates each opportunity against a variety of metrics including economic profit, return on invested capital and cash flow generation. Every approved project is undertaken with an eye toward creating long-term shareholder value. Cash flows generated from the Company's operations may be reinvested in the business, used for acquisitions, used to repay debt or returned to shareholders through share repurchases or possible future dividends. The Company does not presently anticipate any share repurchases or dividends in 2014 or 2015.

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

On August 31, 2014, the Company entered into an agreement to acquire Empaque, a leading Mexican manufacturer of aluminum cans and ends, bottle caps and glass bottles for the beverage industry, from Heineken N.V., in a cash transaction valued at $1,225, subject to adjustment. The acquisition is subject to customary closing conditions, including competition authority approval. The acquisition is expected to significantly enhance the Company’s strategic position in beverage cans, both regionally and globally, and is expected to be earnings accretive. There can be no assurances regarding the Company’s ability to close the transaction and whether the transaction will be accretive to the Company’s earnings.

Over the past five years, the Company has continued to develop its beverage can platform in emerging markets with particular focus on Asia, Brazil and Eastern Europe. In 2013, the Company added capacity in Cambodia, China, Malaysia and Vietnam. In April 2014, the Company commenced production at its new facility in Teresina, Brazil and in October commenced commercial shipments from a third beverage can line in Cabreuva, Brazil. Beverage can volume growth in these markets has been driven by increased per capita incomes and consumption, combined with an increased preference for cans in the package mix.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

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

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net sales	$2,594	$2,389	$6,970	$6,585
Beverage cans and ends as a percentage of net sales	48%	53%	53%	55%
Food cans and ends as a percentage of net sales	36%	30%	31%	28%

Three months ended September 30, 2014 compared to 2013

Net sales increased primarily due to higher European food can volumes including contributions from the Mivisa acquisition that closed in April of this year.

Nine months ended September 30, 2014 compared to 2013

Net sales increased primarily due to the impact of the Mivisa acquisition and increased global beverage can volumes.

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

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net sales	$570	$583	$1,713	$1,717
Segment income	77	83	241	244

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended September 30, 2014 compared to 2013

Net sales decreased primarily due to $6 of lower sales from the closure of a manufacturing facility in Puerto Rico and $5 from the impact of foreign currency translation. In the quarter, sales unit volumes were down 4% primarily due to lower sales in the U.S., partially offset by increased volume in Brazil and Canada.

Segment income decreased primarily due to lower sales unit volumes and inefficiencies in plant operations.

Nine months ended September 30, 2014 compared to 2013

Net sales decreased primarily due to $22 of lower sales from the closure of a manufacturing facility in Puerto Rico and $21 from the impact of foreign currency translation, partially offset by the impact of higher sales unit volumes. For the year, sales unit volumes were down slightly as increases in Brazil were offset by lower sales in the U.S.

Segment income decreased as the impact of higher sales unit volumes in Brazil was offset by inefficiencies in plant operations.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net sales	$236	$249	$628	$652
Segment income	40	26	107	98

Three months ended September 30, 2014 compared to 2013

Net sales decreased primarily due to a 3% decline in sales unit volumes and $2 from the impact of foreign currency translation.

Segment income increased primarily due to a charge of $18 in 2013 to record a reserve against a portion of an outstanding customer receivable balance that did not recur in 2014, partially offset by the impact of competitive price compression.

Nine months ended September 30, 2014 compared to 2013

Net sales decreased primarily due to a 1% decline in sales unit volumes, lower customer pricing and $7 from the impact of foreign currency translation.

Segment income increased primarily due to a charge of $18 in 2013 to record a reserve against a portion of an outstanding customer receivable balance that did not recur in 2014, partially offset by the impact of competitive price compression.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net sales	$474	$481	$1,358	$1,344
Segment income	81	82	223	211

Three months ended September 30, 2014 compared to 2013

Net sales decreased primarily due to a 2% decline in sales unit volumes. During the quarter, sales unit volumes were down in the Company's Middle Eastern businesses due to the ongoing conflicts in the region. The decreases in the Middle East were partially offset by increases in Spain, Turkey and the U.K.

Segment income decreased primarily due to the impact of lower sales unit volumes and higher aluminum premiums, partially offset by strong manufacturing performance.

Nine months ended September 30, 2014 compared to 2013

Net sales increased primarily due to $9 from the impact of foreign currency translation.

Segment income increased primarily due to improved manufacturing performance which more than offset the impact of higher aluminum premiums.

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

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net sales	$787	$543	$1,715	$1,349
Segment income	107	63	196	134

Three months ended September 30, 2014 compared to 2013

Net sales and segment income increased primarily due to higher sales unit volumes including contributions from the Mivisa acquisition that closed in April of this year as well as strong unit volumes across many countries including France, Germany, Greece, Italy and the U.K.

Nine months ended September 30, 2014 compared to 2013

Net sales increased primarily due to higher sales unit volumes including contributions from the Mivisa acquisition that closed in April of this year and $50 from the impact of foreign currency translation.

Segment income increased primarily due to contributions from the Mivisa acquisition and a charge of $11 in 2013 to record a reserve against a portion of an outstanding customer receivable balance that did not recur in 2014.

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

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net sales	$310	$300	$924	$877
Segment income	38	32	108	100

Three months ended September 30, 2014 compared to 2013

Net sales increased primarily due to $26 from increased sales unit volumes due to recent capacity expansion partially offset by $14 from lower selling prices primarily due to the pass-through of lower raw material costs and the impact of competitive price compression.

Segment income increased primarily due to the impact of increased sales unit volumes and improved manufacturing performance from recent capacity additions.

Nine months ended September 30, 2014 compared to 2013

Net sales increased primarily due to $108 from increased sales unit volumes due to recent capacity expansion partially offset by $44 from lower selling prices primarily due to the pass-through of lower raw material costs and the impact of competitive price compression and $13 from the impact of foreign currency translation.

Segment income increased primarily due to $16 from increased sales unit volumes partially offset by $10 from the impact of competitive price compression.

Non-reportable Segments

The Company's non-reportable segments include its aerosol can businesses in North America and Europe, its specialty packaging business in Europe and its tooling and equipment operations in the U.S. and U.K. In recent years, the Company's specialty packaging and aerosol can businesses have experienced slightly declining volumes.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net sales	$217	$233	$632	$646
Segment income	26	31	72	84

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended September 30, 2014 compared to 2013

Net sales and segment income decreased primarily due to lower sales in the Company's aerosol and specialty packaging businesses.

Nine months ended September 30, 2014 compared to 2013

Net sales decreased primarily due to $27 of lower sales in the Company's aerosol and specialty packaging businesses and $6 of lower equipment sales, partially offset by $19 from the impact of foreign currency translation.

Segment income decreased primarily due to $11 from lower sales in the Company's aerosol and specialty packaging businesses and $4 from lower equipment sales, partially offset by $2 from the impact of foreign currency translation.

Corporate and Unallocated Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Corporate and unallocated expense	$(42)	$(36)	$(154)	$(122)

For the three months ended September 30, 2014 compared to 2013, corporate and unallocated expense increased primarily due to a charge of $4 related to the impact of fair value adjustments for the sale of inventory acquired in the acquisition of Mivisa and higher incentive compensation costs, partially offset by a credit of $3 related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices.

For the nine months ended September 30, 2014 compared to 2013, corporate and unallocated expense increased primarily due to a charge of $19 related to the impact of fair value adjustments for the sale of inventory acquired in the acquisition of Mivisa, higher general corporate costs and $3 from higher hedge ineffectiveness.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended September 30, 2014 compared to 2013, cost of products sold (excluding depreciation and amortization) increased from $1,961 to $2,119 primarily due to the acquisition of Mivisa. For the nine months ended September 30, 2014 compared to 2013, cost of products sold (excluding depreciation and amortization) increased from $5,419 to $5,740 primarily due to increased global beverage can volumes and the acquisition of Mivisa.

Depreciation and Amortization

For the three and nine months ended September 30, 2014 compared to 2013, depreciation and amortization expense increased primarily due to the acquisition of Mivisa including the impact of amortizing fair value adjustments recorded in connection with the Company's preliminary purchase price allocation.

Selling and Administrative Expense

For the three months ended September 30, 2014 compared to 2013, selling and administrative expense decreased from $113 to $95 primarily due to a charge of $18 in 2013 to record a reserve against a portion of an outstanding customer receivable balance that did not recur in 2014.

For the nine months ended September 30, 2014 compared to 2013, selling and administrative expense decreased from $319 to $302 primarily due to charges of $29 in 2013 to record reserves against customer receivable balances that did not recur in 2014 partially offset by the impact of the acquisition of Mivisa, higher corporate costs and $6 from the impact of foreign currency translation.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Interest Expense

For the three months ended September 30, 2014 compared to 2013, interest expense increased from $58 to $64 primarily due to higher average debt outstanding primarily due to the acquisition of Mivisa.

For the nine months ended September 30, 2014 compared to 2013, interest expense increased from $179 to $188 primarily due to higher average debt outstanding primarily due to the acquisition of Mivisa, partially offset by $5 of expense in 2013 related to Italian value added tax assessments that did not recur in 2014.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Income before income taxes	$225	$195	$481	$497
Provision for income taxes	(41)	67	42	146
Effective income tax rate	(18)%	34%	9%	29%

For the three and nine months ended September 30, 2014 compared to 2013, the Company's effective income tax rate was lower primarily due to the release of the Company's valuation allowance in France as described in Note O to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2014 compared to 2013, net income attributable to noncontrolling interests decreased from $26 to $22 and from $74 to $65 primarily due to the acquisition of additional ownership interests in subsidiaries in Jordan and Tunisia and lower earnings in certain beverage can operations in the Middle East, partially offset by higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Cash from Operations

Cash flows from operating activities improved from a use of $124 for the nine months ended September 30, 2013 to providing $9 in 2014 primarily due to $140 from a change in the Company's North American receivables securitization facility which resulted in receivables transactions being accounted for as sales in 2014 compared to secured borrowings in 2013.

For the nine months ended September 30, 2014, other operating activities included a non-cash increase in deferred tax assets of $90 related to the reversal of the Company's valuation allowance in France as described in Note O.

Investing Activities

Cash used for investing activities increased from $178 for the nine months ended September 30, 2013 to $912 in 2014 primarily due to $733 paid to acquire Mivisa and higher capital expenditures, partially offset by $22 of proceeds from divesting certain Crown and Mivisa operations as required for regulatory approval of the acquisition.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Financing Activities

Cash provided by financing activities increased from $187 for the nine months ended September 30, 2013 to $606 in 2014 primarily due to higher net borrowings in 2014 to fund the acquisition of Mivisa and repay certain of Mivisa's existing debt.

In July 2014, the Company issued €650 ($821 at September 30, 2014) principal amount of 4% senior unsecured notes due 2022. The Company used a portion of the proceeds to purchase through a tender offer and to redeem all of its €500 7.125% senior unsecured notes due 2018.

In October 2014, the Company entered into amendments to its credit agreement which provide for a $75 Additional Term Loan A facility and a $675 Term Loan B facility. The Additional Term Loan A facility and Term Loan B facility are subject to consummation of the Empaque acquisition discussed in Note C. The maturity date for the Additional Term Loan A facility is December 19, 2018. The maturity date for the Term Loan B facility will be the seventh anniversary of the closing of the Empaque acquisition.

Other financing activities, in each year, represent cash settlements of foreign currency derivatives used to hedge intercompany debt obligations.

Liquidity

As of September 30, 2014, $330 of the Company's $380 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $199 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of September 30, 2014, the Company had $1,160 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less $40 of outstanding standby letters of credit. As of September 30, 2014, there were no outstanding borrowings under the facility.

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

Capital Resources

As of September 30, 2014, the Company has approximately $79 of capital commitments primarily related to its operations in Europe. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Contractual Obligations

During the first nine months of 2014 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which information is incorporated herein by reference, except for the debt issuances and repayments described in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the first nine months of 2014. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 with respect to goodwill.

Goodwill Impairment

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, the estimated fair value of the Company's European Aerosols and Specialty Packaging reporting unit was 50% higher than its carrying value. The Company continues to believe that the estimated fair value of the reporting unit exceeds its carrying value. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $148 could be recorded.

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2014, see Note H to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2014, the Company had $2.3 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $5.8 million before tax.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities as part of publicly announced programs during the first nine months of 2014.

In December 2012, the Company's Board of Directors authorized the repurchase of an aggregate amount of $800 million of the Company's common stock through the end of 2014. This authorization supersedes the previous authorization. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of September 30, 2014 $507 million of the Company’s outstanding common stock may be repurchased under the program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 24, 2014, the Company entered into Incremental Amendment No. 2 (the “Amendment”), among Crown Americas LLC, a wholly-owned indirect subsidiary of the Company, as U.S. Borrower, Deutsche Bank AG New York Branch, as administrative agent for certain Term Lenders (as defined in the Credit Agreement (as defined below)), and the Term Loan B Lenders party thereto, amending the Company’s Credit Agreement dated as of December 19, 2013, as amended (the “Credit Agreement”). The Amendment, among other changes, establishes a new Term Loan B facility to allow for Term B Loans (as defined in the Credit Agreement) in the amount of $675 million to be used in connection with, among other purposes, the previously announced acquisition of Empaque from affiliates of Heineken N.V. The Term Loan B facility is subject to consummation of the previously announced Empaque acquisition. The maturity date for the Term Loan B facility will be the seventh anniversary of the closing of the Empaque acquisition. The interest rate on the Term Loan B facility is, at Crown Americas LLC’s option, either (i) the Eurocurrency Rate (as defined in the Credit Agreement) plus 3.25% (subject to a 0.75% floor) or (ii) the Base Rate (as defined in the Credit Agreement) plus 2.25%. All other material terms and conditions applicable to the Company’s term loans under the Credit Agreement are applicable to the Term B Loans created under the new Term Loan B facility.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment.

Crown Holdings, Inc.

Item 6.	Exhibits

2
Stock Purchase Agreement, dated as of August 31, 2014, by and among Heineken International B.V., Heineken Mexico Holding, S.A. de C.V., Cuauhtémoc Moctezuma Holding, S.A. de C.V., Crown Holdings, Inc., Crown Packaging Lux III S.à r.l., Fábricas Monterrey, S.A. de C.V., Cierres Herméticos, S.A. de C.V., Terrestratégicos, S.A. de C.V., Prolatamex, S.A. de C.V., Sílices de Veracruz, S.A. de C.V., Glass & Silice, S.A. de C.V. and Sílice del Istmo, S.A. de C.V.

4.1
First Amendment to Credit Agreement, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings SA, as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, Crown Holdings, Inc., Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG London Branch, a U.K. Administrative Agent, Deutsche Bank AG Canada Branch, as Canadian Administrative Agent, and various Lending Institutions referred to therein.

4.2
Indenture, dated as of July 8, 2014, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €650 million 4% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 11, 2014 (File No. 000-50189)).

10.1
Purchase Agreement, dated as of June 26, 2014, by and among Crown Holdings, Inc., Crown European Holdings S.A., BNP Paribas and the Royal Bank of Scotland plc as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated July 2, 2014 (File No. 000-50189)).

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: October 28, 2014