Form 10-K
period 2014-12-31
CROWN HOLDINGS INC
filed 2015-03-02
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
COMMISSION FILE NUMBER 000-50189
CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Crown Way, Philadelphia, PA	19154-4599
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-698-5100
____________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of June 30, 2014, 138,888,817 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $6,911,107,534 based on the New York Stock Exchange closing price for such shares on that date.
As of February 23, 2015, 139,140,145 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2015	Part III to the extent described therein

Crown Holdings, Inc.

2014 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products and metal vacuum closures and caps. These products are manufactured in the Company’s plants both within and outside the U.S. and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. At December 31, 2014, the Company operated 149 plants along with sales and service facilities throughout 40 countries and had approximately 23,000 employees. Consolidated net sales for the Company in 2014 were $9.1 billion with 76% derived from operations outside the U.S.

DIVISIONS AND OPERATING SEGMENTS

The Company’s business is organized geographically within three divisions, Americas, Europe and Asia Pacific. Within each Division, the Company is generally organized along product lines. The Company’s reportable segments within the Americas Division are Americas Beverage and North America Food. The Company’s reportable segments within the European Division are European Beverage and European Food. The Company's Asia Pacific Division is a reportable segment which primarily consists of beverage can operations and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging. The Company's non-reportable segments include its European aerosol and specialty packaging business, its North American aerosol can business and its tooling and equipment operations in the U.S. and U.K.

Financial information concerning the Company’s operating segments is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note X to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the U.S., Brazil, Canada, the Caribbean, Colombia and Mexico. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal vacuum closures and caps. At December 31, 2014, the division operated 45 plants in 8 countries and had approximately 5,600 employees. In 2014, the Americas Division had net sales of $3.4 billion.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends and steel crowns in the U.S., Brazil, Canada, Colombia and Mexico. Americas Beverage had net sales in 2014 of $2.3 billion and segment income (as defined under Note X to the consolidated financial statements) of $334 million.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures in the U.S. and Canada. North America Food had net sales in 2014 of $809 million and segment income (as defined under Note X to the consolidated financial statements) of $127 million.

 EUROPEAN DIVISION

The European Division includes operations in Europe, the Middle East and Africa. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal vacuum closures and caps. At December 31, 2014, the division operated 74 plants in 26 countries and had approximately 12,400 employees. Net sales in 2014 were $4.4 billion.

Crown Holdings, Inc.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends in Europe, the Middle East and Africa. European Beverage had net sales in 2014 of $1.7 billion and segment income (as defined under Note X to the consolidated financial statements) of $265 million.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures, in Europe and Africa. European Food had net sales in 2014 of $2.2 billion and segment income (as defined under Note X to the consolidated financial statements) of $221 million.

ASIA PACIFIC DIVISION

The Asia Pacific Division is a reportable segment which primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. At December 31, 2014, the division operated 30 plants in 6 countries and had approximately 4,400 employees. Net sales in 2014 were $1.2 billion.

PRODUCTS

Beverage Cans

The Company supplies beverage cans and ends and other packaging products to a variety of beverage and beer companies, including Anheuser-Busch InBev, Carlsberg, Coca-Cola, Cott Beverages, Dr Pepper Snapple Group, Heineken, Molson Coors, National Beverage and Pepsi-Cola, among others. The Company’s beverage can business is built around local, regional and global markets, which has served to develop the Company’s understanding of global consumer expectations.

The beverage market is dynamic and highly competitive, with each packaging manufacturer working together with its customers to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled the Company to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends and metal bottle caps. Innovations include the SuperEnd® and 360 End™ beverage can ends, shaped beverage cans which include size differentiation, such as slim line cans for low calorie products or larger sizes for high volume consumption. The Company expects to continue to add capacity in many of the growth markets around the world.

Beverage can manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and is continuing its efforts to reduce can and end diameter, lighten the metal content of its cans, reduce non-metal costs and water and energy usage while improving production processes.

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two-piece and three-piece cans in numerous shapes and sizes, and sells food cans to food marketers such as Bonduelle, Cecab, Faribault Foods, Mars, Morgan Foods, Nestlé, Princes Group and Simmons Foods, among others. The Company offers a wide variety of metal vacuum closures and sealing equipment solutions to leading marketers such as Abbot Laboratories, Danone, H. J. Heinz, Kraft, Nestlé, and Unilever, among others, from a network of metal vacuum closure plants around the world. The Company supplies total packaging solutions, including metal and composite closures, capping systems and services while working closely with customers, retailers and glass and plastic container manufacturers to develop innovative closure solutions and meet customer requirements.

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

Crown Holdings, Inc.

Aerosol Cans

The Company’s customers for aerosol cans and ends include manufacturers of personal care, food, household and industrial products, including Colgate Palmolive, Friesland Campina, Procter & Gamble, SC Johnson and Unilever, among others. The aerosol can business is highly competitive. The Company competes by offering its customers a broad range of products including multiple sizes, multiple color schemes and shaped packaging.

Specialty Packaging

The Company’s specialty packaging business is primarily located in Europe and Asia. The Company produces a wide variety of specialty containers with numerous lid and closure variations. The Company’s specialty packaging customers include Abbott Laboratories, Akzo Nobel, Britvic, Mars, Nestlé, PPG, Tikkurlia Oy and United Biscuits, among others.

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

COMPETITION

Most of the Company’s products are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s competitors include, but are not limited to, Ardagh Group, Ball Corporation, BWAY Corporation, Can-Pack S.A., Metal Container Corporation, Rexam PLC and Silgan Holdings Inc.

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world. Consolidation trends among beverage and food marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 29% of its 2014 net sales. In each of the years in the period 2012 through 2014, no one customer accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

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

The Company maintains a substantial portfolio of patents and other intellectual property (IP) in the field of metal packaging systems and seeks strategic partnerships to extend its IP in existing and emerging markets. As a result, the Company has licensed IP in geographic regions where the Company has a limited market presence today. Existing technologies such as SuperEnd® beverage ends, the 360 End™ beverage end and can shaping have been licensed in Australia, Japan, and Africa to provide customers with global access to Crown's brand building innovations.

The Company spent $39 million in 2014, $36 million in 2013, and $43 million in 2012 in its centralized RD&E activities. Certain of these activities are expected to improve and expand the Company's product lines in the future. These expenditures include projects within the Company's RD&E facilities to improve manufacturing efficiencies, reduce unit costs, and develop new and improved value-added packaging systems. These expenditures do not include related product and process developments occurring within the Company's decentralized business units.

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

In 2014, consumption of steel and aluminum represented 27% and 37%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices or set repricing dates, and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The Company generally attempts to mitigate its steel and aluminum price risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

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

SUSTAINABILITY AND ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry and may require additional capital investment. Anticipated future restrictions in some jurisdictions on the use of certain coatings may require the Company to employ additional control equipment or process modifications. The Company has a Corporate Sustainability Policy and a Corporate Environmental Protection Policy. Environmental awareness is a key component of sustainability. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. The Company is committed to continuous improvement in product design and manufacturing practices to provide the best outcome for the human and natural environment, both now and in the future. By reducing the per-unit amount of raw materials used in manufacturing its products, the Company can significantly reduce the amount of energy, water and other resources and associated emissions necessary to manufacture metal containers. The Company aims to continue that process of improvement in its manufacturing process to assure that consumers and the environment are best served through the use of metal packaging. The Company is also committed to providing a safe work environment for its employees through programs that emphasize safety awareness and the elimination of injuries and incidents. There can be no assurance that current or future environmental laws or liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the caption “Environmental Matters,” and under Note N to the consolidated financial statements.

WORKING CAPITAL

The Company generally uses cash during the first nine months of the year to finance seasonal working capital needs. The Company’s working capital requirements are funded by cash flows from operations, revolving credit facilities and receivables securitization and factoring programs.

Further information relating to the Company’s liquidity and capital resources is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the caption “Liquidity” and under Note R to the consolidated financial statements.

Collection and payment periods tend to be longer for some of the Company’s operations located outside the U.S. due to local business practices.

EMPLOYEES

At December 31, 2014, the Company had approximately 23,000 employees. Collective bargaining agreements with varying terms and expiration dates cover approximately 15,400 employees. The Company does not expect that renegotiation of the agreements expiring in 2015 will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

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

The Company's international operations, which generated approximately 76% of its consolidated net sales in 2014, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company's liquidity and net income. The Company's international operations generated approximately 76%, 74% and 73%, of its consolidated net sales in the years ended 2014, 2013 and 2012. The inclusion of the Company's recently completed acquisition of Empaque in February 2015 would increase sales generated by international operations. In addition, the Company's business strategy includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America, and Asia, that may pose greater risk of political or economic instability. Approximately 32%, 34% and 32% of the Company's consolidated net sales in the years ended 2014, 2013 and 2012 were generated outside of the developed markets in Western Europe, the United States and Canada. Furthermore, if the current European sovereign debt crisis continues or further deteriorates, there will likely be a negative effect on the Company's European business, as well as the businesses of the Company's European customers and suppliers. If this crisis ultimately leads to a significant devaluation of the euro, the value of the Company's financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company's overall business, prospects, operating results, financial condition and cash flows.

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

•	exchange controls;

Crown Holdings, Inc.

•	national and regional labor strikes;

•	geographic, language and cultural differences between personnel in different areas of the world;

•	high social benefit costs for labor, including costs associated with restructurings;

•	civil unrest or political, social, legal and economic instability, such as recent political turmoil in the Middle East;

•	product boycotts, including with respect to the products of the Company's multi-national customers;

•	customer, supplier, and investor concerns regarding operations in areas such as the Middle East;

•	taking of property by nationalization or expropriation without fair compensation;

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

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

•	geographical concentration of the Company's factories and operations and regional shifts in its customer base;

•	periodic health epidemic concerns;

•	the complexity of managing global operations; and

•	compliance with applicable anti-corruption or anti-bribery laws.

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

The Company's efforts to grow its businesses depend to a large extent upon access to, and its success in developing market share and operating profitably in, additional geographic markets including but not limited to the Middle East, South America Eastern Europe and Asia. In some cases, countries in these regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than the Company's other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings and advanced technologies. Such expansion efforts may also use capital and other resources of the Company that could be invested in other areas. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company's financial results. As these emerging geographic markets become more important to the Company, its competitors are also seeking to expand their production capacities and sales in these same markets, which may lead to industry overcapacity that could adversely affect pricing, volumes and financial results in such markets. Although the Company is taking measures to adapt to these changing circumstances, the Company's reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

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

Crown Holdings, Inc.

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

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2014, consumption of steel and aluminum represented 27% and 37%, respectively, of the Company's consolidated cost of products sold, excluding depreciation and amortization. While certain, but not all, of the Company's contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. Significant increases in raw material costs may increase the Company's working capital requirements, which may increase the Company's average outstanding indebtedness and interest expense and may exceed the amounts available under the Company's senior secured credit facilities and other sources of liquidity. In addition, the Company hedges raw material costs on behalf of certain customers and may suffer losses if such customers are unable to satisfy their purchase obligations.

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

The Company has substantial outstanding indebtedness. As a result of the Company's substantial indebtedness, a significant portion of the Company's cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2014, the Company and its subsidiaries had approximately $5.3 billion of indebtedness. The Company's ratio of earnings to fixed charges was 2.9 times for the year ended December 31, 2014.

The Company’s current sources of liquidity and borrowings expire or mature as follows: its $200 million North American securitization facility in December 2015; its €130 million ($157 million at December 31, 2014) European securitization facility in December 2019; its $1,200 million revolving credit facilities in December 2018; its $700 million 6.25% senior notes in February 2021; its €650 million ($786 million at December 31, 2014) 4.0% senior notes in July 2022; its $1,000 million 4.50% senior notes in January 2023; its $350 million 7.375% senior notes in December 2026; its $64 million 7.5% senior notes in December 2096; and $356 million of other indebtedness in various currencies at various dates through 2020. In addition, the Company's term loan and farm credit facilities mature as follows: $86 million in December 2015, $168 million in December 2016, $251 million in December 2017, $1,156 million in December 2018 and $344 million in December 2019. In October 2014, the Company amended its credit agreement to provide financing for the acquisition of Empaque. In February 2015, the Company borrowed $75 million of additional Term Loan A and $675 million of Term Loan B under the facilities to complete the acquisition. The interest rate on

Crown Holdings, Inc.

the Term Loan A facility is LIBOR plus 1.75% and the maturity is in December 2018. The interest rate on the Term Loan B facility is LIBOR plus 3.25%, subject to a LIBOR floor of 0.75%, and the maturity is in October 2021.

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

As of December 31, 2014, approximately $2.1 billion of the Company's $5.3 billion of total indebtedness and other outstanding obligations were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $253 million, $236 million and $226 million for 2014, 2013 and 2012. Based on the amount of variable rate debt outstanding at December 31, 2014, a 1% increase in variable interest rates would increase its annual interest expense by $21 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 1% increase could be more than $21 million as the Company's average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2014. In addition, the cost of the Company's securitization facilities would also increase with an increase in floating interest rates. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and “Quantitative and Qualitative Disclosures About Market Risk” in this report.

Notwithstanding the Company's current indebtedness levels and restrictive covenants, the Company may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

The Company may be able to incur additional debt in the future, including in connection with acquisitions or joint ventures. Although the Company's senior secured credit facilities and indentures governing certain of its outstanding notes contain restrictions on the Company's ability to incur indebtedness, those restrictions are subject to a number of exceptions, and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. The Company may also consider investments in joint ventures or acquisitions or increased capital expenditures, which may increase the Company's indebtedness.

Crown Holdings, Inc.

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

The indentures and agreements governing the Company's senior secured credit facilities and outstanding notes contain affirmative and negative covenants that limit the ability of the Company and its subsidiaries to take certain actions. These restrictions may limit the Company's ability to operate its businesses and may prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise. The Company's senior secured credit facilities require the Company to maintain specified financial ratios and satisfy other financial conditions. The agreements or indentures governing the Company's senior secured credit facilities and certain of its outstanding notes restrict, among other things, the ability of the Company and the ability of all or substantially all of its subsidiaries to:

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

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the years ended December 31, 2014, 2013 and 2012, the Company derived approximately 76%, 74% and 73% of its consolidated net sales from its international operations. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. The Company's translation and exchange adjustments decreased reported income before tax by $14 million in 2014 and $3 million in 2013 and increased reported income before tax by $1 million in 2012. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” in the Company's Annual Report on Form

Crown Holdings, Inc.

10-K for the year ended December 31, 2014 and “Quantitative and Qualitative Disclosures About Market Risk” in this report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2014, a 0.10 movement in the average Euro rate would have reduced net income by $15 million.

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

The Company recorded pre-tax charges of $45 million, $32 million and $35 million to increase its accrual for asbestos-related liabilities in 2014, 2013 and 2012, respectively. As of December 31, 2014, Crown Cork's accrual for pending and future asbestos-related claims and related legal costs was $275 million, including $231 million for unasserted claims. Crown Cork's accrual includes estimated probable costs for claims through the year 2024. Crown Cork's accrual excludes potential costs for claims beyond 2024 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary's insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note M to the Company's audited consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork's ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

Crown Cork had approximately 54,000 asbestos-related claims outstanding at December 31, 2014. Of these claims, approximately 16,000 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 38,000 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately13,000 were filed in Texas, 2,000 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 17,000 were filed in other states. The outstanding claims at December 31, 2014 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states where the Company's liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company's businesses arising from these defenses will not increase materially.

During the year ended December 31, 2014, Crown Cork received approximately 3,000 new claims, settled or dismissed approximately 2,000 claims, and had approximately 54,000 claims outstanding at the end of the period.

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

Crown Cork made cash payments of $30 million in 2014 and $28 million in 2013 and 2012 for asbestos-related claims including settlement payments and legal fees. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

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

Crown Holdings, Inc.

As a result of the uncertainties regarding its asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future. Further information regarding Crown's Cork's asbestos-related liabilities is presented within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Critical Accounting Policies”and under Note M to the Company's audited consolidated financial statements included in this Annual Report.

The Company has significant pension plan obligations worldwide and significant unfunded postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2014, 2013 and 2012, the Company contributed $81 million, $84 million and $102 million, respectively, to its pension plans. Pension expense was $56 million in 2014 and is expected to be $42 million in 2015. A 0.25% change in the 2015 expected rate of return assumptions would change 2015 pension expense by approximately $12 million. A 0.25% change in the discount rates assumptions as of December 31, 2014 would change 2015 pension expense by approximately $3 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $76 million in 2015, $108 million in 2016, $78 million in 2017, $82 million in 2018 and $89 million in 2019 including its supplemental executive retirement plan.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company's pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations and profitability. See Note V to the Company's audited consolidated financial statements in this Annual Report. While its U.S. funded pension plan continues in effect, the Company continues to incur additional pension obligations. The Company's pension plan assets consist primarily of common stocks and fixed income securities and also includes alternative investments such as interests in private equity and hedge funds. If the performance of plan assets does not meet the Company's assumptions or discount rates continue to decline, the underfunding of the pension plan may increase and the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, the Company's supplemental executive retirement plan and retiree medical plans are unfunded.

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the notes. In addition, as of December 31, 2014 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $241 million, based on assumptions set forth under Note V to the Company's audited consolidated financial statements in this Annual Report.

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

Crown Holdings, Inc.

The Company has authorized and unissued approximately 391 million shares of common stock, including treasury shares, and 30 million shares of preferred stock. The shares of preferred stock may be issued at any time or from time to time and the board of directors has authority to fix the designations, number and voting rights, preferences, privileges, limitations, restrictions, conversion rights and other special or relative rights, if any, of any class or series of any class of preferred stock that may be desired, provided the shares of any such class or series of preferred stock shall not be entitled to more than one vote per share when voting as a class with holders of the Company's common stock. The Company no longer has a policy limiting the issuance of the preferred stock for certain corporate purposes such as corporate financings or acquisitions. One of the effects of the existence of authorized but unissued shares of the Company's common stock or preferred stock may be to enable the Company's board of directors to render it more difficult or to discourage an attempt to obtain control of the Company and thereby protect the continuity of the Company's management, which may adversely affect the market price of the Company's common stock. If in the due exercise of its fiduciary obligations, for example, the Company's board of directors were to determine that a takeover proposal were not in the Company's best interests, such shares could be issued by the board of directors without stockholder approval in one or more private placements or other transactions that might prevent, render more difficult or make more costly the completion of any attempted takeover transaction by diluting voting or other rights of the proposed acquirer or insurgent stockholder group, by creating a substantial voting bloc in institutional or other hands that might support the position of the incumbent board of directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise.

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

The majority of the Company's sales are to companies that have leading market positions in the sale of packaged food, beverages and household products to consumers. Although no one customer accounted for more than 10% of its net sales in the years ended 2014, 2013 or 2012, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company's net sales and net income. A continued consolidation of the Company's customers could exacerbate any such loss.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company's costs of operating and reduce its profitability. The Company's operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, the use of chemicals in the Company's products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company's operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials and confirmed in a January 2010 update that studies employing standardized toxicity tests have supported the safety of current low levels of human exposure to bisphenol-A, the FDA in that January 2010 update noted that more research was needed, and further suggested reasonable steps to reduce exposure to bisphenol-A. The FDA subsequently entered into a consent decree under which it agreed to issue, by March 31, 2012, a final decision on a citizen's petition requesting the agency take further regulatory steps with regard to bisphenol-A. On March 30, 2012, the FDA denied the request, responding, in part, that the appropriate course of action was to continue scientific study and review of all new evidence regarding the safety of bisphenol-A. In March 2010, the EPA issued an action plan for bisphenol-A, which includes, among other things, consideration of whether to add bisphenol-A to the chemical concern list on the basis of potential environmental effects and use of the EPA's Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Moreover, certain U.S. Congressional bodies, states and municipalities, as well as certain foreign nations and some member states of the European Union, such as Denmark, Belgium and France, have considered, proposed or already passed legislation banning or suspending the use of bisphenol-A in certain products or requiring warnings regarding bisphenol-A. In July 2012, the FDA

Crown Holdings, Inc.

banned the use of bisphenol-A in baby bottles and children's drinking cups, and in July 2013, the FDA banned the use of bisphenol-A in epoxy resins that coat infant formula cans. In the fourth quarter of 2012, the French Parliament passed a law suspending the use of bisphenol-A in food packaging beginning in 2013 for food intended for children under 3 and in 2015 for all other foods. The law also includes certain product labeling requirements. In the first quarter of 2014, the European Food Safety Authority recommended that the tolerable daily intake of bisphenol-A be lowered. Further, the U.S. or additional international, federal, state or other regulatory authorities could restrict or prohibit the use of bisphenol-A in the future. For example, on April 11, 2013, the State of California declared bisphenol-A a reproductive system hazard. However, this declaration was enjoined on April 19, 2013 pending the resolution of a suit challenging the classification. If the injunction is lifted, it would trigger a requirement to include warning labels on consumer items containing bisphenol-A in excess of certain levels. In addition, recent public reports, litigation and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company's products and adversely impact sales or otherwise disrupt the Company's business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

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

The Company has a significant amount of goodwill that, if impaired in the future, would result in lower reported net income and a reduction of its net worth.

Impairment of the Company's goodwill would require a write down of goodwill, which would reduce the Company's net income in the period of any such write down. At December 31, 2014, the carrying value of the Company's goodwill was $2,671 million. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

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

A significant portion of the Company's workforce is unionized and a prolonged work stoppage or strike at any facility with unionized employees could increase its costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to the Company. If the Company is unable to negotiate acceptable collective bargaining agreements, it may become subject to union-initiated work stoppages, including strikes.  In recent months the Company has

Crown Holdings, Inc.

temporarily relocated production due to a labor dispute and related work stoppage at a facility in the Americas Beverage segment. Moreover,  additional groups of currently non-unionized employees may seek union representation in the future. The National Labor Relations Board (“NLRB”) has adopted new regulations concerning the procedures for conducting employee representation elections that, if implemented, could make it significantly easier for labor organizations to prevail in elections. The regulations are scheduled to become effective on April 14, 2015.

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

Legislative proposals have been made to reform the deferral of U.S. taxes on non-U.S. earnings (including as part of President Obama's Budget of the United States Government for 2015), which could significantly change the timing and extent of taxation on the Company's unrepatriated non-U.S earnings. The most recent proposals would, among other items, subject to U.S. tax all previously unrepatriated non-U.S. earnings and all future non-U.S. earnings even if not repatriated and further limit foreign tax credits. Past proposals, as set out in various draft Congressional legislative proposals which were not enacted, would defer interest expense and other deductions allocable to non-U.S earnings until earnings are repatriated that, if enacted, could result in the Company not being able to currently deduct a significant portion of its interest expense. It is unclear whether these proposed tax revisions will be enacted or reintroduced by Congress, or, if enacted, what the precise scope of the revisions will be. However, depending on their content, such proposals could have a material adverse effect on the Company's after-tax income and cash flow.

The Company may not be able to use all of its foreign tax credit carryforwards in the event it undergoes an ownership change as defined by the U.S. Internal Revenue Code of 1986.

The Company has substantial foreign tax carryforwards that can, subject to complex limitations, reduce U.S. taxes owed on foreign income. In the event the Company undergoes an ownership change as determined, its use of those foreign tax credit carryovers may be severely curtailed under section 383 of the U.S. Internal Revenue Code of 1986. An ownership change may occur if the percentage of the Company's stock owned by one or more 5% shareholders increases by more than 50 percentage points over the lowest percentage of the Company's stock owned by those shareholders, measured over a three year period.

Crown Holdings, Inc.

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

Crown Holdings, Inc.

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

As of December 31, 2014, the Company operated 149 manufacturing facilities of which 29 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division had 45 operating facilities of which 10 are leased. Within the Americas Division, 30 facilities operated in the U.S. of which 7 were leased. The European Division had 74 operating facilities of which 14 were leased and the Asia Pacific Division had 30 operating facilities of which 4 were leased. The Company also has canmaking and spare part operations in the U.S. and the U.K., one of which was a leased facility. Certain leases provide renewal or purchase options. The principal manufacturing facilities at December 31, 2014 are listed below and are grouped by product and by division.

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

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities. The Company has also opened new facilities to meet increases in market demand for its products. These actions reflect the Company’s continued commitment to realign manufacturing facilities to maintain its competitive position in its markets. The Company continually reviews its operations and evaluates strategic opportunities. Further discussion of the Company’s recent restructuring actions is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Provision for Restructuring,” and under Note O to the consolidated financial statements.

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

Excluded from the list below are operating facilities in unconsolidated subsidiaries as well as service or support facilities. The service or support facilities include machine shop operations, plant operations dedicated to printing for cans and closures, coil shearing, coil coating and RD&E operations. Some operating facilities produce more than one product but have been presented below under the product with the largest contribution to sales. Also excluded were five plants in Mexico related to the acquisition of Empaque in February 2015.

Included are four specialty packaging plants (Rouen, France; Helsinki Finland; Aesch, Switzerland and Liverpool, UK)
which are expected to be sold in early 2015.

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
Danang, Vietnam
Dong Nai, Vietnam
Hanoi, Vietnam
Ho Chi Minh City, Vietnam

	Winter Garden, FL	Suffolk, VA	Carpentras, France	Agadir, Morocco (2)	Bangpoo, Thailand
Food and Closures	Pulaski Park, MD	Seattle, WA	Concarneau, France	Casablanca, Morocco	Haadyai, Thailand
	Owatonna, MN	Oshkosh, WI	Laon, France	Pisco, Peru	Samrong, Thailand
	Omaha, NE	Chatham, Canada	Nantes, France	Goleniow, Poland	Songkhla, Thailand
	Lancaster, OH	Kingston, Jamaica	Outreau, France	Pruszcz, Poland
	Massillon, OH	La Villa, Mexico	Perigueux, France	Alcochete, Portugal
	Mill Park, OH	Barbados, West Indies	Lubeck, Germany	Novotitarovskaya,
	Connellsville, PA	Trinidad, West Indies	Mühldorf, Germany	Russia
	Hanover, PA		Seesen, Germany (2)	Timashevsk, Russia
			Tema, Ghana	Bellville, South Africa
			Thessaloniki, Greece	Aldeanuevra De Ebro, Spain
			Kornye, Hungary	Las Torres De Cotillas,
			Nagykoros, Hungary	Spain
			Athy, Ireland	Llanera, Spain
			Aprilia, Italy (2)	Merida, Spain
			Battipaglia, Italy	Osuna, Spain
			Calerno S. Ilario d’Enza,	Pontavedra, Spain
			Italy	Sevilla, Spain
			Nocera Superiore, Italy	Karacabey, Turkey
			Parma, Italy	Neath, UK
			Abidjan, Ivory Coast	Poole, UK
			Toamasina, Madagascar	Wisbech, UK

Aerosol	Alsip, IL	Faribault, MN	Spilamberto, Italy	Sutton, UK
	Decatur, IL	Spartanburg, SC	Mijdrecht, Netherlands

Specialty	Belcamp, MD		Helsinki, Finland	Aesch, Switzerland	Chengdu, China
Packaging			Chatillon-sur-Seine, France	Liverpool, UK	Huizhou, China
			Rouen, France	Carlisle, UK	Kunshan, China
			Vourles, France	Mansfield, UK	Langfang, China
			Chignolo Po, Italy	Newcastle, UK	Shanghai, China
			Hoorn, Netherlands		Tianjin, China
Tongxiang, China
Zhengzhou, China
Singapore
Binh Duong, Vietnam

Canmaking	Norwalk, CT		Shipley, UK
and Spares

Crown Holdings, Inc.

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2014, the accrual for pending and future asbestos claims and related legal costs that are probable and estimable was $275 million.

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

The Registrant’s common stock is listed on the New York Stock Exchange. On February 23, 2015, there were 4,306 registered shareholders of the Registrant’s common stock, including 1,244 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2014 is set forth in Part II of this Annual Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth under Note P to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Quarterly Stock Prices

Quarterly prices for the Company's common stock, as reported on the New York Stock Exchange composite tape, in 2014 and 2013 were:

(in millions)	2014				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$45.14	$50.89	$51.56	$52.52	$41.69	$44.31	$45.40	$44.94
Low	37.29	44.11	44.24	42.50	37.00	39.32	40.92	39.77

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities as part of publicly announced programs during the year ended December 31, 2014.

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE (a)
Comparison of Five-Year Cumulative Total Return (b)
Crown Holdings, S&P 500 Index, Dow Jones “U.S. Containers & Packaging” Index (c)

December 31,	2009	2010	2011	2012	2013	2014
Crown Holdings	$100	$130	$131	$144	$174	$199
S&P 500 Index	100	115	117	136	186	205
Dow Jones “U.S. Containers & Packaging” Index	100	117	117	134	189	216

(a)
The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company's filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(b)	Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2009 and that all dividends were reinvested.

(c) Industry index is weighted by market capitalization and is comprised of Crown Holdings, AptarGroup, Avery Dennison, Ball, Bemis, Berry Plastics, Graphic Packaging, Greif, MeadWestvaco, Owens-Illinois, Packaging Corp. of America, RockTenn, Sealed Air, Silgan and Sonoco.

Crown Holdings, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2014 (a)	2013	2012	2011	2010
Summary of Operations
Net sales	$9,097	$8,656	$8,470	$8,644	$7,941
Cost of products sold, excluding depreciation and amortization	7,525	7,180	7,013	7,120	6,519
Depreciation and amortization	190	134	180	176	172
Selling and administrative expense	398	425	382	395	360
Provision for asbestos	45	32	35	28	46
Restructuring and other	129	34	—	83	24
Loss from early extinguishments of debt	34	41	—	32	16
Interest expense, net of interest income	246	231	219	221	194
Foreign exchange	14	3	(1)	2	(4)
Income before income taxes and equity earnings	516	576	642	587	614
Provision for/(benefit from) income taxes	41	148	(17)	194	165
Equity earnings	—	—	5	3	3
Net income	475	428	664	396	452
Net income attributable to noncontrolling interests	(88)	(104)	(105)	(114)	(128)
Net income attributable to Crown Holdings	$387	$324	$559	$282	$324

Financial Position at December 31
Working capital	$698	$260	$228	$318	$272
Total assets	9,708	8,030	7,500	6,868	6,899
Total cash and cash equivalents	965	689	350	342	463
Total debt	5,259	3,842	3,665	3,532	3,048
Total equity/(deficit)	387	289	129	(239)	229

Common Share Data (dollars per share)
Earnings:
Basic	$2.82	$2.32	$3.83	$1.86	$2.03
Diluted	2.79	2.30	3.77	1.83	2.00

Market price on December 31	50.90	44.57	36.81	33.58	33.38

Number of shares outstanding at year-end	139.0	138.2	143.1	148.4	155.3
Average shares outstanding
Basic	137.2	139.5	146.1	151.7	159.4
Diluted	138.5	140.7	148.4	154.3	162.4

Other
Capital expenditures	$328	$275	$324	$401	$320

(a) Includes the results of the Mivisa acquisition from April 23, 2014 through December 31, 2014.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the three-year period ended December 31, 2014. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

BUSINESS STRATEGY AND TRENDS

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.
The Company identifies and evaluates growth opportunities through line additions in existing plants, new plants in developing markets that it already knows and understands, and potential strategic acquisitions in geographic areas and product lines in which it already operates. In response to increasing global customer demand for beverage cans in non-standard sizes, commonly called "specialty cans", the Company will continue to make investments in converting existing capacity or adding new capacity for non-standard can sizes. The Company rigorously evaluates each investment opportunity against a variety of metrics and every approved project is undertaken with an eye toward creating long-term shareholder value. Cash flows generated from the Company's operations may be reinvested in the business, used for acquisitions, used to repay debt or returned to shareholders through share repurchases or possible future dividends. Following the acquisition of Empaque as described below, the Company's primary focus in 2015 will be to utilize cash flow to reduce leverage. The Company does not presently anticipate any share repurchases or dividends in 2015.
In recent years, the Company has continued to develop its beverage can platform in emerging markets with particular focus on Asia, Brazil and Eastern Europe. Beverage can volume growth in these markets has been driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging.
In April 2014, the Company completed its acquisition of Mivisa, the largest food can producer in both the Iberian Peninsula and Morocco; primarily serving vegetable, fruit, fish and meat markets. The acquisition significantly increases the Company's presence in Spain, one of Europe's leading agricultural economies. In connection with the acquisition, the Company divested certain Crown and Mivisa operations as a required condition for regulatory approval.
In February 2015, the Company completed its acquisition of Empaque, a leading manufacturer for the beverage industry in Mexico, from Heineken N.V., in a cash transaction valued at $1.2 billion subject to purchase price adjustment. Accompanying the transaction are long-term supply agreements with Heineken affiliates which are expected to provide a stable cash flow base. The addition of Empaque significantly increases the Company's presence in the growing Mexican market and substantially enhances the Company's strategic position in beverage cans, both regionally and globally.
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
As part of the Company's efforts to manage cost, it attempts to pass-through increases in the cost of aluminum and steel to its customers. In the Americas Beverage segment, the Company has generally been able to pass-through increases in aluminum premium costs to its customers. In the European Beverage segment, the Company has generally been unable to pass-through increases in aluminum premium costs to its customers. There can be no assurance that the Company will be able to recover from its customers the impact of any such increased costs. Aluminum and steel prices can be subject to significant volatility and there has not been a consistent and predictable trend in pricing.

In assessing the Company's performance, the key performance measure used is segment income, a non-GAAP measure generally defined by the Company as gross profit excluding the impact of fair value adjustments related to the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness, less selling and administrative expenses.

Crown Holdings, Inc.

RESULTS OF OPERATIONS

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European segments, the Canadian dollar in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment.

NET SALES AND SEGMENT INCOME

	2014	2013	2012
Net sales	$9,097	$8,656	$8,470
Beverage cans and ends as a percentage of net sales	53%	56%	55%
Food cans and ends as a percentage of net sales	30%	27%	29%

Year ended December 31, 2014 compared to 2013
Net sales increased primarily due to the impact of the Mivisa acquisition and increased global beverage can volumes, partially offset by $52 of unfavorable currency translation.

Year ended December 31, 2013 compared to 2012

Net sales increased primarily due to increased global beverage can volumes, $124 from the acquisition of Superior in the fourth quarter of 2012 and $54 from the impact of foreign currency translation, partially offset by the pass-through of lower raw material costs.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans, ends and steel crowns and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced slightly declining volumes in recent years. In Brazil, the Company's sales unit volumes have increased in recent years primarily due to market growth. In April 2014, the Company commenced production at its new facility in Teresina, Brazil. In February 2015, the Company completed its acquisition of Empaque, a leading manufacturer of beverage packaging in Mexico. Empaque will be integrated with the Company's existing Americas Beverage business.

Net sales and segment income in the Americas Beverage segment are as follows:

	2014	2013	2012
Net sales	$2,335	$2,289	$2,274
Segment income	334	327	311

Year ended December 31, 2014 compared to 2013

Net sales increased primarily due to $52 from increased sales unit volumes and $47 from the pass-through of higher raw material costs, primarily higher aluminum premiums, partially offset by $31 from the impact of foreign currency translation and $22 of lower sales from the closure of a manufacturing facility in Puerto Rico. In 2014, sales unit volumes were up slightly due to increases in Brazil which were partially offset by lower sales in the U.S.
Segment income increased primarily due to $11 from organic growth in Brazil including the impact of the World Cup, partially offset by inefficiencies in plant operations.

Year ended December 31, 2013 compared to 2012

Net sales increased primarily due to $23 from higher sales unit volumes in Brazil, Colombia and Mexico which offset lower volumes in the U.S. and $7 from the impact of foreign currency translation. Sales unit volumes in Brazil were strong due to various factors, including its growing middle class, increasing disposable income and a shift in packaging mix to two-piece aluminum beverage cans from other packages.

Crown Holdings, Inc.

Segment income increased primarily due to $9 from higher sales unit volumes and $11 from lower depreciation, resulting from a change in the estimated useful lives of the Company's canmaking equipment, partially offset by a benefit from reduced post-employment benefits in 2012 that did not recur in 2013.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the North America Food segment are as follows:

	2014	2013	2012
Net sales	$809	$845	$876
Segment income	127	119	146

Year ended December 31, 2014 compared to 2013

Net sales decreased primarily due to $21 from lower sales unit volumes, $7 from lower customer pricing and $9 from the impact of foreign currency translation.
Segment income increased primarily due to a charge of $18 in 2013 to record a reserve against an outstanding customer receivable balance that did not recur in 2014, partially offset by the impact of competitive price compression.

Year ended December 31, 2013 compared to 2012

Net sales decreased primarily due to a 1% decline in sales unit volumes and unfavorable sales unit volume mix.

Segment income decreased primarily due to a charge of $18 to record a reserve against an outstanding receivable balance from a bankrupt customer and lower sales unit volumes.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and Africa. In recent years, the European beverage can market has been growing. In the first quarter of 2014, the Company increased its ownership interest in its operations in Jordan and Tunisia to 100% by purchasing the remaining noncontrolling interests.

Net sales and segment income in the European Beverage segment are as follows:

	2014	2013	2012
Net sales	$1,708	$1,731	$1,653
Segment income	265	257	217

Year ended December 31, 2014 compared to 2013

Net sales decreased primarily due to a 1% decline in sales unit volumes and $12 from the impact of foreign currency translation. Sales unit volumes were down in the Company's Middle Eastern businesses primarily due to the ongoing conflicts in the region.
Segment income increased primarily due to improved cost performance which more than offset $18 of higher aluminum premiums.

Year ended December 31, 2013 compared to 2012

Net sales increased primarily due to 4% higher sales unit volumes, most notably in Turkey. The increase in Turkey was primarily attributable to the Company's new plant in Osmaniye, Turkey which began commercial operations in the second quarter of 2012.

Crown Holdings, Inc.

Segment income increased primarily due to $12 from higher sales unit volumes, $13 from lower depreciation resulting from a change in the estimated useful lives of the Company's canmaking equipment and from improved cost performance.

European Food

The European Food segment manufactures steel and aluminum food cans, ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. In April 2014, the Company completed its acquisition of Mivisa and in June divested certain Crown and Mivisa operations as required for regulatory approval.

Net sales and segment income in the European Food segment are as follows:

	2014	2013	2012
Net sales	$2,197	$1,751	$1,793
Segment income	221	144	180

Year ended December 31, 2014 compared to 2013

Net sales increased primarily due to a 25% increase in sales unit volumes including the impact of the Mivisa acquisition and strong unit volumes across many countries including France, Germany and Italy.
Segment income increased primarily due to contributions from the Mivisa acquisition, $11 from improved cost performance and a charge of $21 in 2013 to record a reserve against a portion of an outstanding customer receivable balance that did not recur in 2014.

Year ended December 31, 2013 compared to 2012

Net sales decreased primarily due to $59 from lower selling prices reflecting the pass-through of lower material costs and the impact of competitive price compression and $24 from unfavorable sales unit volumes and mix. These decreases were partially offset by $41 from the impact of foreign currency translation.

Segment income decreased primarily due to the impact of competitive price compression, $14 from unfavorable sales unit volumes and mix and a charge of $21 to record a reserve against a portion of an outstanding customer receivable balance, partially offset by improved cost performance and $11 from lower depreciation resulting from a change in the estimated useful lives of the Company's canmaking equipment.

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the Company's beverage can operations in Asia have experienced significant growth.

In 2013, the Company began production on second beverage can lines at its facilities in Putian, China and Bangi, Malaysia. In 2013, the Company also began production at new beverage can plants in Sihanoukville, Cambodia, Danang, Vietnam and Nong Khae, Thailand.

Net sales and segment income in the Asia Pacific segment are as follows:

	2014	2013	2012
Net sales	$1,226	$1,189	$979
Segment income	142	133	137

Year ended December 31, 2014 compared to 2013

Net sales increased primarily due to $110 from increased sales unit volumes due to recent capacity expansion and market growth partially offset by $56 from lower selling prices primarily due to the pass-through of lower raw material costs and the impact of competitive price compression and $17 from the impact of foreign currency translation.

Crown Holdings, Inc.

Segment income increased primarily due to $17 from increased sales unit volumes, partially offset by $7 from the impact of competitive price compression.

Year ended December 31, 2013 compared to 2012

Net sales increased primarily due to a 19% increase in beverage can sales unit volumes and $124 from the acquisition of Superior in the fourth quarter of 2012 as discussed in Note B, partially offset by lower selling prices primarily due to the pass-through of lower raw material costs and the impact of competitive price compression.

Segment income decreased as the impact of higher beverage can sales unit volumes was offset by lower manufacturing efficiencies associated with recent capacity expansion and the impact of competitive price compression.

Non-reportable Segments

The Company's non-reportable segments include its European aerosol and specialty packaging business, its North American aerosol can business and its tooling and equipment operations in the U.S. and U.K. In recent years, the Company's aerosol and specialty packaging businesses have experienced slightly declining volumes. The Company expects to complete the sale of four of its European industrial specialty packaging plants in early 2015.

Net sales and segment income in non-reportable segments are as follows:

	2014	2013	2012
Net sales	$822	$851	$895
Segment income	92	102	98

Year ended December 31, 2014 compared to 2013

Net sales decreased primarily due to $40 from lower sales in the Company's aerosol and specialty packaging businesses, partially offset by $10 from the impact of foreign currency translation.

Segment income decreased primarily due to $8 from lower sales in the Company's aerosol and specialty packaging businesses.

Year ended December 31, 2013 compared to 2012

Net sales decreased primarily due to lower sales in the Company's European specialty packaging and aerosol can businesses.

Segment income increased as the impact of lower sales in the Company's European specialty packaging and aerosol businesses was offset by the benefits of recent restructuring actions.

Corporate and Unallocated Expense

	2014	2013	2012
Corporate and unallocated expense	$(197)	$(165)	$(194)

Corporate and unallocated costs increased in 2014 compared to 2013 due to higher general corporate costs including technology and incentive compensation, higher hedge ineffectiveness and a charge of $19 related to the impact of fair value adjustments for the sale of inventory acquired in the acquisition of Mivisa.

Corporate and unallocated costs decreased in 2013 compared to 2012 primarily due to $22 from lower pension expense, $7 from lower technology costs and a net benefit of $1 from legal matters. Additionally, in 2013, the Company recorded a benefit of $16 for a legal settlement related to the recovery of environmental remediation costs, partially offset by a charge of $15 for certain Italian valued added tax assessments.

Crown Holdings, Inc.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold (excluding depreciation and amortization) increased from $7,180 in 2013 to $7,525 in 2014 primarily due to the acquisition of Mivisa and increased global beverage can volumes, partially offset by $49 of foreign currency translation.

Cost of products sold (excluding depreciation and amortization) increased from $7,013 in 2012 to $7,180 in 2013 primarily due to increased global beverage can volumes partially offset by the pass-through of lower raw material costs.

Cost of products sold (excluding depreciation and amortization) as a percentage of net sales was 83% in 2014, 2013 and 2012.

DEPRECIATION AND AMORTIZATION

For the year ended December 31, 2014 compared to 2013, depreciation and amortization increased from $134 to $190 primarily due to the depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisition of Mivisa.

For the year ended December 31, 2013 compared to 2012, depreciation and amortization decreased from $180 to $134 primarily due to $49 from a change in the estimated useful lives of the Company's two-piece and three-piece canmaking equipment. The Company, with the assistance of a third party appraiser, completed an evaluation of the estimated useful lives of its two-piece and three-piece canmaking equipment. As a result, effective January 1, 2013, the Company adjusted the estimated useful lives of its canmaking equipment to reflect its current estimates of the useful lives.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense decreased from $425 in 2013 to $398 in 2014, primarily due to charges of $39 in 2013 to record reserves against two customer receivable balances that did not recur in 2014, partially offset by higher incentive compensation costs and the impact of the Mivisa acquisition.

Selling and administrative expense increased from $382 in 2012 to $425 in 2013 primarily due to charges of $39 related to reserves provided against outstanding receivable balances due from a European food can customer and a North American food can customer and $4 from the impact of foreign currency translation.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. During 2014, 2013 and 2012 the Company recorded charges of $45, $32 and $35 to increase its accrual for asbestos-related costs and made asbestos-related payments of $30 in 2014 and $28 in 2013 and 2012. The Company currently expects 2015 payments to be approximately $30. See Note M to the consolidated financial statements for additional information regarding the provision for asbestos-related costs. Also see the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to asbestos liabilities.

INTEREST EXPENSE

Interest expense increased from $236 in 2013 to $253 in 2014 primarily reflecting higher average debt outstanding from the Mivisa acquisition.
Interest expense increased from $226 in 2012 to $236 in 2013 primarily due to higher average debt outstanding and $5 of expense related to the settlement of a value added tax assessment with the Italian tax authority.

TAXES ON INCOME

The Company's effective income tax rates are as follows:

	2014	2013	2012
Income before income taxes	$516	$576	$642
Provision for / (benefit from) income taxes	41	148	(17)
Effective income tax rate	7.9%	25.7%	(2.6)%

Crown Holdings, Inc.

The low effective tax rate in 2014 was primarily due to a benefit of $86 to fully release the valuation allowance against the Company's net deferred tax assets in France and a benefit of $16 related to a tax law change in Spain.

The tax benefit in 2012 was primarily due to a net benefit of $175 related to the recognition of previously unrecognized U.S. foreign tax credits and a benefit of $10 from the receipt of non-taxable insurance proceeds related to flooding in Thailand.

For additional information regarding income taxes, see Note W to the consolidated financial statements and the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to valuation allowances.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests decreased from $104 in 2013 to $88 in 2014 primarily due to the acquisition of additional ownership interests in subsidiaries in Jordan and Tunisia and lower earnings in certain beverage can operations in the Middle East, partially offset by higher earnings in the Company's beverage can operations in Brazil.

Net income attributable to noncontrolling interests decreased from $105 in 2012 to $104 in 2013 as increased earnings in the Company's beverage can operations in Brazil and the Middle East in 2013 were offset by $11 of bargain purchase gain allocated to the Company's joint venture partner related to the acquisition of Superior in 2012.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities increased from $885 in 2013 to $912 in 2014 primarily due to higher income and working capital improvements, partially offset by higher interest payments.

Receivables decreased from $1,064 in 2013 to $1,031 in 2014 primarily due to a change in the Company's North American and European securitization facilities which resulted in receivables transactions being accounted for as sales and the impact of foreign currency translation, partially offset by the impact of the Mivisa acquisition. Receivables provided cash of $45 in 2014 compared to used cash of $51 in 2013 primarily due to the change in securitization facilities.

In connection with the securitization facilities, the Company derecognizes receivables sold and recognizes any deferred purchase price in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. For the year ended December 31, 2014, $76 of deferred purchase price receivable was reflected in the receivables line item on the Company’s Consolidated Statement of Cash Flows.

Days sales outstanding for trade receivables improved from 38 in 2013 to 36 in 2014.

Inventories increased from $1,213 in 2013 to $1,324 in 2014 primarily due to the acquisition of Mivisa, partially offset by the impact of foreign currency translation. Inventories used cash of $62 in 2014 compared to $45 in 2013.

Accounts payable and accrued liabilities increased from $2,547 in 2013 to $2,651 in 2014 primarily due to the acquisition of Mivisa and extended supplier payment terms, partially offset by the impact of foreign currency translation. Accounts payable and accrued liabilities provided cash of $219 in 2014 compared to $246 in 2013.

INVESTING ACTIVITIES

Cash used for investing activities increased from $246 in 2013 to $1,021 in 2014 primarily due to $733 paid to acquire Mivisa and $53 of higher capital expenditures, partially offset by $22 of proceeds from divesting certain Crown and Mivisa operations as required for regulatory approval of the acquisition. The Company currently expects capital expenditures in 2015 of approximately $350. In February 2015, the Company completed its acquisition of Empaque for $1.2 billion subject to purchase price adjustment.
Cash used for investing activities decreased from $362 in 2012 to $246 in 2013 primarily due to lower capital expenditures and cash used for business acquisitions.

Crown Holdings, Inc.

At December 31, 2014, the Company had $59 of capital commitments, primarily related to its operations in Europe. The Company expects to fund these commitments primarily through cash flows generated from operations.

FINANCING ACTIVITIES

In 2014, financing activities were a source of cash of $445 compared to uses of cash of $306 and $254 in 2013 and 2012. Financing activities were higher in 2014 primarily to fund the acquisition of Mivisa and repay certain of Mivisa's existing debt.

In 2013 and 2012, cash used for financing activities was primarily to repurchase shares of the Company’s common stock.

Other financing activities, in each year, is primarily cash settlements of foreign currency derivatives used to hedge intercompany debt obligations.

LIQUIDITY

As of December 31, 2014, $825 of the Company's $965 in cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. The Company records current or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $664 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company may be required to record incremental U.S. taxes on the repatriated funds.

The Company funds its worldwide cash needs through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring facilities. As of December 31, 2014, the Company has available capacity of $25 under its North American securitization facility, $32 under its European securitization facility and $1,160 under its revolving credit facilities. The Company has current maturities of long-term debt of $177 due in 2015 and is not required to refinance or renegotiate any of its current sources of liquidity in 2015 other than its North American securitization facility.

The Company has substantial debt outstanding. The ratio of total debt, less cash and cash equivalents, to total capitalization was 91.7% and 91.6% at December 31, 2014 and 2013. Total capitalization is defined by the Company as total debt plus total equity, less cash and cash equivalents.

The Company's debt agreements contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, make certain other restricted payments, create liens and engage in sale and leaseback transactions. These restrictions are subject to a number of exceptions, however, which allow the Company to incur additional debt, create liens or make otherwise restricted payments. The amount of restricted payments permitted to be made, including dividends and repurchases of the Company's common stock, may be limited to the cumulative excess of $200 plus 50% of adjusted net income plus proceeds from the exercise of employee stock options over the aggregate of restricted payments made since July 2004. Adjustments to net income may include, but are not limited to, items such as asset impairments, gains and losses from asset sales and early extinguishments of debt.

The Company’s revolving credit facility and term loans also contain various financial covenants. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense. Adjusted EBITDA is calculated as the sum of net income attributable to Crown Holdings, net income attributable to noncontrolling interests, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s interest coverage ratio of 4.74 to 1.0 at December 31, 2014 was in compliance with the covenant requiring a ratio of at least 2.85 to 1.0. The total net leverage ratio is calculated as total net debt divided by Adjusted EBITDA, as defined above. Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. The Company’s total net leverage ratio of 3.58 to 1.0 at December 31, 2014 was in compliance with the covenant requiring a ratio no greater than 4.75 to 1.0. The ratios are calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Adjusted EBITDA and interest expense for the most recent twelve months. Failure to meet the financial covenants could result in the acceleration of any outstanding amounts due under the revolving credit facilities, term loan facilities and farm credit facility.

Crown Holdings, Inc.

The Company’s current sources of liquidity and borrowings expire or mature as follows: its $200 North American securitization facility in December 2015; its €130 ($157 at December 31, 2014) European securitization facility in December 2019; its $1,200 revolving credit facilities in December 2018; its $700 6.25% senior notes in February 2021; its €650 ($786 at December 31, 2014) 4.0% senior notes in July 2022; its $1,000 4.50% senior notes in January 2023; its $350 7.375% senior notes in December 2026; its $64 7.5% senior notes in December 2096; and $356 of other indebtedness in various currencies at various dates through 2020. In addition, the Company's term loan and farm credit facilities mature as follows: $86 in December 2015, $168 in December 2016, $251 in December 2017, $1,156 in December 2018 and $344 in December 2019.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2014 are summarized in the table below.

	Payments Due by Period
	2015	2016	2017	2018	2019	2020 & after	Total
Long-term debt	$177	$231	$295	$1,188	$363	$2,932	$5,186
Interest on long-term debt	203	197	192	185	162	153	1,092
Operating leases	50	38	27	13	7	47	182
Projected pension contributions	76	108	78	82	89	—	433
Postretirement obligations	19	18	18	17	17	78	167
Purchase obligations	3,120	1,154	821	349	—	—	5,444
Total contractual cash obligations	$3,645	$1,746	$1,431	$1,834	$638	$3,210	$12,504

All amounts due in foreign currencies are translated at exchange rates as of December 31, 2014.

The Company expects to fund its obligations through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs.

Interest on long-term debt is presented through 2020 only and represents the interest that will accrue by year based on debt outstanding and interest rates in effect as of December 31, 2014.

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

Purchase obligations include commitments for raw materials and utilities at December 31, 2014. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

The table above excludes $26 of liabilities for unrecognized tax benefits because the Company is unable to estimate when these amounts may be paid, if at all. See Note W to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

In addition, the table above excludes the incremental debt incurred in 2015 related to the Company's acquisition of Empaque as discussed in Note B to the consolidated financial statements.

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

The table below provides information in U.S. dollars as of December 31, 2014 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
U.S. dollars/Euro	$92	$1	1.43
Sterling/Euro	53	(1)	0.79
Euro/Sterling	263	(5)	0.80
Euro/U.S. dollars	258	(7)	1.25
U.S. dollars/Sterling	59	2	1.63
Singapore Dollars/U.S. dollars	62	(1)	1.31
Polish Zloty/Euro	106	(1)	4.26
Turkish Lira/U.S. dollars	40	(2)	2.30
Euro/Singapore dollars	90	(1)	1.63
Euro/Polish Zloty	84	—	4.29
	$1,107	$(15)

At December 31, 2014, the Company had additional contracts with an aggregate notional value of approximately $300 to purchase or sell other currencies, primarily Asian currencies, including the Malaysian Ringgit, the Thai Baht, and the Chinese Renminbi; European currencies, including the Hungarian Florint; and African currencies, including the Moroccan Dirham and the Tunisian Dinar; and the Canadian Dollar. The aggregate fair value of these contracts was a loss of less than $1.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations as of December 31, 2014. Variable interest rates disclosed represent the weighted average rates at December 31, 2014.

	Year of Maturity
Debt	2015	2016	2017	2018	2019	Thereafter
Fixed rate	$80	$42	$32	$30	$18	$2,934
Average interest rate	4.2%	5.2%	5.6%	5.7%	5.9%	5.2%
Variable rate	$172	$189	$262	$1,158	$344
Average interest rate	2.6%	2.0%	1.9%	1.8%	2.2%

Total future payments at December 31, 2014 include $3,570 of U.S. dollar-denominated debt, $1,653 of euro-denominated debt and $38 of debt denominated in other currencies.

Crown Holdings, Inc.

The Company uses various raw materials, such as steel and aluminum in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2014, consumption of steel and aluminum represented 27% and 37%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers.
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

Aluminum, a basic raw material used by the Company, is subject to the risk of significant price fluctuations which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $213 and a fair value loss of $8. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities. These contracts are used in combination with commercial supply contracts with customers to manage exposure to price volatility.

See Note S to the consolidated financial statements for further information on the Company’s derivative financial instruments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note N to the consolidated financial statements. The Company also utilizes receivables securitization and factoring facilities and derivative financial instruments as further discussed under Note E and Note S, respectively, to the consolidated financial statements.

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

See Note N to the consolidated financial statements for additional information on environmental matters including the Company's accrual for environmental remediation costs.

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

In 2014, the Company recorded a charge of $45 to increase its asbestos liability compared to charges of $32 in 2013 and $35 in 2012. As described above, each year's charge includes the impact of an additional year of settlement and legal costs in the Company’s projection period. The charge increased in 2014 primarily due to Crown Cork's recent settlement experience which has been to settle a higher percentage of claims alleging serious disease (primarily mesothelioma) at higher dollar amounts. In addition, because a higher percentage of claims filed in recent years allege serious disease, a higher percentage of claims projected into the future also relate to serious diseases and are therefore valued at higher dollar amounts. For example, of the projected claims related to claimants alleging first exposure to asbestos before or during 1964 and filed in states that have not enacted asbestos legislation, 57%, 56% and 54% in 2014, 2013 and 2012 relate to claims alleging serious diseases such as mesothelioma.

In 2014, 2013 and 2012, the five year average settlement cost per claim was $12,800, $12,100 and $10,600. If the recent trend of settling a higher percentage of claims alleging serious disease (primarily mesothelioma) which are settled for higher amounts continues, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company will record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2014 by $28 for the following ten-year period. A 10% increase in these two factors at the same time would increase the estimated liability at December 31, 2014 by $58 for the following ten-year period. A 10% decrease in these two factors at the same time would decrease the estimated liability at December 31, 2014 by $52 for the following ten-year period.

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

Crown Holdings, Inc.

The quantitative impairment test involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on the average of the estimated fair values calculated using market values for comparable businesses and discounted cash flow projections. The Company uses an average of the two methods in estimating fair value because it believes they provide an equal probability of yielding an appropriate fair value for the reporting unit. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Under the first method of calculating estimated fair value, the Company obtains available information regarding multiples used in recent transactions, if any, involving transfers of controlling interests in the packaging industry. The Company also reviews publicly available trading multiples based on the enterprise value of companies in the packaging industry whose shares are publicly traded. The appropriate multiple is applied to the forecasted Adjusted EBITDA (a non-GAAP item defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) of the reporting unit to obtain an estimated fair value. Under the second method, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include a no growth assumption unless there has recently been a material change in the business or a material change is forecasted. The discount rate used is based on the average weighted-average cost of capital of companies in the packaging industry, which information is available through various sources.

The terminal value at the end of five years is the product of forecasted Adjusted EBITDA at the end of the five year period and the trading multiple. The Company used an EBITDA multiple of 8.0 times in its 2014 review which increased from 7.5 times in 2013 due to recent transactions in the industry. The Company used a discount rate of 6.8% in its 2014 review which is consistent with the discount rate used in the 2013 review and is supported by the weighted average cost of capital of companies in the packaging industry.

The Company completed its annual review for 2014 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur. Based upon the Company’s qualitative and quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, the Company did not have any reporting unit at the end of 2014 whose fair value did not materially exceed its carrying value.

As of December 31, 2014, the estimated fair value of the European Aerosols and Specialty Packaging reporting unit, using the methods and assumptions described above, was 47% higher than its carrying value, and the reporting unit had $127 of goodwill. The maximum potential effect of weighting the two valuation methods other than equally would have been to increase or decrease the estimated fair value by $2. Assuming all other factors remain the same, a $1 change in forecasted annual Adjusted EBITDA changes the excess of estimated fair value over carrying value by $8; a change of 0.5 in the assumed EBITDA multiple changes the excess of estimated fair value over carrying value by $12; and an increase in the discount rate from 6.8% to 7.8% changes the excess of estimated fair value over carrying value by $4. Under each of these scenarios, the reporting unit's fair value exceeded its carrying value. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $127 could be recorded.

In addition, the estimated fair value of the Company’s European Food reporting unit was 40% higher than its carrying value. The reporting unit includes Mivisa which was acquired in April 2014. At the date of acquisition, the fair value of Mivisa equaled its carrying value. In connection with the acquisition, the Company recorded $931 of goodwill.

Long-lived Assets Impairment

The Company performs an impairment review of its long-lived assets, including definite-lived intangible assets and property, plant and equipment, when facts and circumstances indicate the carrying value may not be recoverable from its undiscounted cash flows. Any impairment loss is measured by comparing the carrying amount of the asset to its fair value. The Company’s estimates of future cash flows involve assumptions concerning future operating performance, economic conditions and technological changes that may affect the future useful lives of the assets. These estimates may differ from actual cash flows or useful lives.

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

Crown Holdings, Inc.

Should the Company change its estimate of the amount of deferred tax assets that it would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease in tax expense in the period such a change in estimate was made. See Note W to the consolidated financial statements for additional information on the Company’s valuation allowances.

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, future rates of inflation, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $56 in 2014 and currently projects its 2015 pension expense to be $42 using foreign currency exchange rates in effect at December 31, 2014.

The rate of return assumptions are reviewed at each measurement date based on the pension plans’ investment policies, current asset allocations and an analysis of the historical returns of the capital markets.

The U.S. plan’s assumed rate of return was 8.0 % in 2014 and is 8.0% in 2015. The U.K. plan’s assumed rate of return was 6.25% in 2014 and is 5.0% in 2015. The assumed rate of return for 2015 was calculated on a similar basis to 2014 as described in Note V to the consolidated financial statements. A 0.25% change in the expected rates of return would change 2015 pension expense by approximately $12.

Discount rates were selected using a method that matches projected payouts from the plans with zero-coupon AA bond yield curves in the respective currencies. The yield curves were constructed from the underlying bond price and yield data collected as of the plans’ measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the AA bond universe, apportioned into distinct maturity groups. These individual discount rates were then converted into a single equivalent discount rate. To assure that the resulting rates can be achieved by the plan, only bonds with sufficient capacity that satisfy certain criteria and are expected to remain available through the period of maturity of the plan benefits were used to develop the discount rate. A 0.25% change in the discount rates from those used at December 31, 2014 would change 2015 pension expense by approximately $3 and postretirement expense by approximately $1. A 0.25% change in the discount rates from those used at December 31, 2014 would have changed the pension benefit obligation by approximately $177 and the postretirement benefit obligation by $4 as of December 31, 2014. See Note V to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2014, the Company had pre-tax unrecognized net losses in other comprehensive income of $2,423 related to its pension plans and a net loss of $69 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. For example, the unrecognized net loss in the Company’s pension plans included a current year gain of $379 due to actual asset returns higher than expected returns and a loss of $553 primarily due to lower discount rates at the end of 2014 compared to 2013. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2014 included charges of $114 for the amortization of unrecognized net losses, and the Company estimates charges of $103 in 2015. The unrecognized net losses in the pension plans as of December 31, 2014 include $1,293 in the U.K. defined benefit plan, $964 in the U.S defined benefit plans and $144 in the Canadian defined benefit plans. Amortizable losses in the U.K. plan are being recognized over 21 years, representing the average expected life of inactive employees as over 90% of the plan participants are inactive and the fund is closed to new participants. Amortizable losses in the U.S. and Canadian plans are being recognized over either the average expected life of inactive employees or the remaining service life of active participants depending on the status of the individual plans. The weighted average amortization period for the U.S. plans is 16 years. The weighted average amortization period for the Canadian plans is 14 years.
An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2015 by $9. A decrease of 10% in the number of years would increase the estimated 2015 charge by $12.

Unrecognized net losses of $69 in the Company’s other postretirement benefit plans as of December 31, 2014, primarily include $68 in the U.S. plans, with the amortizable portion being recognized over the average remaining service life of active participants of 10 years. The Company’s other postretirement benefits expense for the year ended December 31, 2014 included a loss of $6 for the amortization of unrecognized net losses, and the Company estimates losses of $5 in 2015. An increase of 10% in the number of years used to amortize the unrecognized losses in each plan would decrease the estimated charge for 2015 by $1. A decrease of 10% in the number of years would increase the estimated charge for 2015 by $1.

Crown Holdings, Inc.

RECENT ACCOUNTING GUIDANCE

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

FORWARD LOOKING STATEMENTS

Statements in this Annual Report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the discussions of the provision for asbestos under Note M and other contingencies under Note N to the consolidated financial statements included in this Annual Report and in discussions incorporated by reference into this Annual Report (including, but not limited to, those in “Compensation Discussion and Analysis” in the Company’s Proxy Statement), which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to (i) the Company’s plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness and other contractual obligations, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings, (vi) the Company’s policies with respect to executive compensation and (vii) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension and postretirement liabilities.

These forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to expand successfully in international and emerging markets; whether the acquisition of Empaque will be accretive to the Company’s earnings; whether sales and profits of Empaque will continue to grow; whether the combination of the Company and Empaque will provide benefits to customers and shareholders; whether the operations of Empaque can be successfully integrated into the Company’s operations; the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; the impact of the recent European Sovereign debt crisis; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; restrictions on the Company’s use of available cash under its debt agreements; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges), tax rates and tax laws (including with respect to taxation of unrepatriated non-U.S. earnings or as a result of the depletion of net loss or foreign tax credit carryforwards); the impact of health care reform in the U.S.; the impact of foreign trade laws and practices; the collectability of receivables; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, including in the Company’s Middle East operations, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; changes in the availability and pricing of raw materials(including aluminum can sheet, steel tinplate, energy, water, inks and coatings) and the Company’s ability to pass raw material, energy and freight price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the ongoing impact of price increases; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims

Crown Holdings, Inc.

by persons alleging first exposure to asbestos after 1964, and the impact of state legislation dealing with asbestos liabilities and any litigation challenging that legislation and any future state or federal legislation dealing with asbestos liabilities); the Company’s ability to realize deferred tax benefits; changes in the Company’s critical or other accounting policies or the assumptions underlying those policies; labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and difficulties related to the acquisition of a business and integration of acquired businesses; the impact of any potential dispositions, acquisitions or other strategic realignments, which may impact the Company’s operations, financial profile, investments or levels of indebtedness; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to achieve high capacity utilization rates for its equipment; the Company’s ability to maintain, develop and capitalize on competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology; the Company’s ability to protect its information technology systems from attacks or catastrophic failure; the strength of the Company’s cyber-security; the Company’s ability to generate sufficient production capacity; the Company’s ability to improve and expand its existing product and product lines; the impact of overcapacity on the end-markets the Company serves; loss of customers, including the loss of any significant customers; changes in consumer preferences for different packaging products; the financial condition of the Company’s vendors and customers; weather conditions, including their effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; the impact of natural disasters, including in emerging markets; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; the impact of increased governmental regulation on the Company and its products, including the regulation or restriction of the use of bisphenol-A; the impact of the Company’s recent initiatives to generate additional cash, including the reduction of working capital levels and capital spending; the ability of the Company to realize cost savings from its restructuring programs; the Company’s ability to maintain adequate sources of capital and liquidity; costs and payments to certain of the Company’s executive officers in connection with any termination of such executive officers or a change in control of the Company; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; and changes in the Company’s strategic areas of focus, which may impact the Company’s operations, financial profile or levels of indebtedness.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's consolidated operations except for the operations of Mivisa, which the Company acquired through a purchase business combination during the year ended December 31, 2014. Mivisa represents approximately 5% of the Company's consolidated revenues for the year ended December 31, 2014 and 11% of the Company's consolidated total assets as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control over Financial Reporting, management has excluded Mivisa Envases, S.A.U. ("Mivisa") from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Mivisa from our audit of internal control over financial reporting. Mivisa is a wholly-owned subsidiary whose total assets and total revenues represent $1.1 billion and $488 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
March 2, 2015

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

For the Years Ended December 31	2014	2013	2012
Net sales	$9,097	$8,656	$8,470
Cost of products sold, excluding depreciation and amortization	7,525	7,180	7,013
Depreciation and amortization	190	134	180
Gross profit	1,382	1,342	1,277
Selling and administrative expense	398	425	382
Provision for asbestos	45	32	35
Restructuring and other	129	34	—
Loss from early extinguishments of debt	34	41	—
Interest expense	253	236	226
Interest income	(7)	(5)	(7)
Foreign exchange	14	3	(1)
Income before income taxes and equity earnings	516	576	642
Provision for / (benefit from) income taxes	41	148	(17)
Equity earnings in affiliates	—	—	5
Net income	475	428	664
Net income attributable to noncontrolling interests	(88)	(104)	(105)
Net income attributable to Crown Holdings	$387	$324	$559

Earnings per common share attributable to Crown Holdings:
Basic	$2.82	$2.32	$3.83
Diluted	$2.79	$2.30	$3.77

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the Years Ended December 31	2014	2013	2012
Net income	$475	$428	$664
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(323)	(10)	76
Pension and other postretirement benefits	47	126	(135)
Derivatives qualifying as hedges	25	(17)	40
Total other comprehensive income / (loss)	(251)	99	(19)
Total comprehensive income	224	527	645
Net income attributable to noncontrolling interests	(88)	(104)	(105)
Translation adjustments attributable to noncontrolling interests	1		(1)
Derivatives qualifying as hedges attributable to noncontrolling interests	(2)	2	(4)
Comprehensive income attributable to Crown Holdings	$135	$425	$535

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2014	2013
Assets
Current assets
Cash and cash equivalents	$965	$689
Receivables, net	1,031	1,064
Inventories	1,324	1,213
Prepaid expenses and other current assets	256	214
Assets held for sale	48	—
Total current assets	3,624	3,180

Goodwill and intangible assets	2,926	2,040
Property, plant and equipment, net	2,437	2,152
Other non-current assets	721	658
Total	$9,708	$8,030

Liabilities and equity
Current liabilities
Short-term debt	$75	$279
Current maturities of long-term debt	177	94
Accounts payable and accrued liabilities	2,651	2,547
Liabilities related to assets held for sale	23	—
Total current liabilities	2,926	2,920

Long-term debt, excluding current maturities	5,007	3,469
Postretirement and pension liabilities	871	891
Other non-current liabilities	517	461
Commitments and contingent liabilities (Note N)

Equity

Noncontrolling interests	268	285

Preferred stock, authorized: 30,000,000; none issued (Note P)	—	—
Common stock, par value: $5.00; authorized: 500,000,000 shares; issued:
185,744,072 shares (Note P)	929	929
Additional paid-in capital	407	431
Accumulated earnings	1,782	1,395
Accumulated other comprehensive loss	(2,765)	(2,513)
Treasury stock at par value (2014 - 46,743,601 shares; 2013 - 47,536,183 shares)	(234)	(238)
Crown Holdings shareholders’ equity	119	4
Total equity	387	289
Total	$9,708	$8,030
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the Years Ended December 31	2014	2013	2012
Cash flows from operating activities
Net income	$475	$428	664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190	134	180
Restructuring and other	129	34	—
Provision for bad debts	—	41	—
Pension expense	56	75	97
Pension contributions	(81)	(84)	(102)
Stock-based compensation	22	21	18
Deferred income taxes	(83)	50	(101)
Changes in assets and liabilities:
Receivables	45	(51)	(113)
Inventories	(62)	(45)	21
Accounts payable and accrued liabilities	219	246	(6)
Other, net	2	36	(37)
Net cash provided by operating activities	912	885	621
Cash flows from investing activities
Capital expenditures	(328)	(275)	(324)
Insurance proceeds	—	8	48
Acquisition of businesses, net of cash acquired	(733)	(16)	(78)
Proceeds from sale of businesses, net of cash sold	22	10	—
Proceeds from sale of property, plant and equipment	16	29	3
Other	2	(2)	(11)
Net cash used for investing activities	(1,021)	(246)	(362)
Cash flows from financing activities
Proceeds from long-term debt	2,742	1,083	110
Payments of long-term debt	(1,752)	(1,022)	(66)
Net change in revolving credit facility and short-term debt	(319)	18	28
Debt issue costs	(41)	(32)	—
Common stock issued	14	21	15
Common stock repurchased	(2)	(300)	(257)
Purchase of noncontrolling interests	(93)	(16)	(4)
Dividends paid to noncontrolling interests	(77)	(78)	(79)
Other	(27)	20	(1)
Net cash provided by/(used for) financing activities	445	(306)	(254)
Effect of exchange rate changes on cash and cash equivalents	(60)	6	3
Net change in cash and cash equivalents	276	339	8
Cash and cash equivalents at January 1	689	350	342
Cash and cash equivalents at December 31	$965	$689	$350

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2012	$929	$863	$512	$(2,590)	$(187)	$(473)	$234	$(239)
Net income			559			559	105	664
Other comprehensive income / (loss)				(24)		(24)	5	(19)
Dividends paid to noncontrolling interests							(79)	(79)
Contribution from noncontrolling interests							17	17
Acquisition of business							7	7
Restricted stock awarded		(2)			2
Stock-based compensation		18				18		18
Common stock issued		11			6	17		17
Common stock repurchased		(222)			(35)	(257)		(257)
Balance at December 31, 2012	$929	$668	$1,071	$(2,614)	$(214)	$(160)	$289	$129
Net income			324			324	104	428
Other comprehensive income / (loss)				101		101	(2)	99
Dividends paid to noncontrolling interests							(93)	(93)
Restricted stock awarded		(6)			6
Stock-based compensation		21				21		21
Common stock issued		16			5	21		21
Common stock repurchased		(265)			(35)	(300)		(300)
Purchase of noncontrolling interests		(3)				(3)	(13)	(16)
Balance at December 31, 2013	$929	$431	$1,395	$(2,513)	$(238)	$4	$285	$289
Net income			387			387	88	475
Other comprehensive income / (loss)				(252)		(252)	1	(251)
Dividends paid to noncontrolling interests							(62)	(62)
Stock-based compensation		22				22		22
Common stock issued		10			4	14		14
Common stock repurchased		(2)				(2)		(2)
Purchase of noncontrolling interests		(54)				(54)	(44)	(98)
Balance at December 31, 2014	$929	$407	$1,782	$(2,765)	$(234)	$119	$268	$387
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

The Company manufactures and sells metal containers, metal closures, and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the U.S. and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”). If an entity is a VIE, the Company determines whether it is the primary beneficiary. If an entity is not a VIE, the Company consolidates those entities in which it has control, including certain subsidiaries that are not majority-owned. Certain of the Company’s agreements with noncontrolling interests contain provisions in which the Company would surrender certain decision-making rights upon a change in control of the Company. Accordingly, consolidation of these operations may no longer be appropriate subsequent to a change in control of the Company, as defined in the agreements. Investments in companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Investments in securities where the Company does not have the ability to exercise significant influence over operating and financial policies, and whose fair value is readily determinable such as those listed on a securities exchange, are referred to as “available for sale securities” and reported at their fair value with unrealized gains and losses reported in accumulated other comprehensive income in equity. Other investments are carried at cost.

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

Revenue Recognition. Revenue is recognized from product sales when the goods are shipped and the title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, and other adjustments are estimated and provided for in the period that the related sales are recorded. Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Shipping and handling fees and costs from product sales are reported as cost of products sold.

Stock-Based Compensation. The Company has stock-based employee compensation plans that are currently comprised of fixed stock option grants and restricted and deferred stock awards. Compensation expense is recognized over the vesting period on a straight-line basis using the grant date fair value of the award and the estimated number of awards that are expected to vest. The Company’s plans provide for stock awards which may include accelerated vesting upon retirement, disability, or death of eligible employees. The Company considers a stock-based award to be vested when the service period is no longer contingent on the employee providing future service. Accordingly, the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date that retirement eligibility is achieved, if less than the stated vesting period.

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

The Company uses receivables securitization facilities in the normal course of business as part of managing its cash flows. The Company derecognizes receivables sold and recognizes any deferred purchase price in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable is reflected in the receivables line item on the Company’s Consolidated Statement of Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk.

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

The Company, with the assistance of a third party appraiser, completed an evaluation of the estimated useful lives of its two-piece and three-piece canmaking equipment. As a result, effective January 1, 2013, the company adjusted the estimated useful lives of its canmaking equipment to reflect its current estimate of the useful lives. As a result of this change, for the year ended December 31, 2013, depreciation and amortization was lower by $49 and net income higher by $36 or $0.26 per diluted share compared to 2012.

Goodwill and Intangible Assets. Goodwill is carried at cost and reviewed for impairment in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Goodwill was allocated to the reporting units at the time of the acquisition based on the relative fair values of the reporting units. In assessing goodwill for impairment, the Company may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that an impairment is more likely than not, it will perform the two-step quantitative impairment test using a combination of market values for comparable businesses and discounted cash flow projections compared to the reporting unit's carrying value including goodwill. If the carrying value of a reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.

Definite-lived intangible assets are tested for impairment,when facts and circumstances indicate the carrying value may not be recoverable from its undiscounted cash flows. If impaired, are written down to fair value based on either discounted cash flows or appraised values.

Crown Holdings, Inc.

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

Derivatives and Hedging. All outstanding derivative financial instruments are recognized in the balance sheet at their fair values. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities are reported currently in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified to earnings when the related hedged items impact earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistent with the item being hedged.

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

Research and Development. Research, development and engineering costs of $39, $36 and $43 in 2014, 2013 and 2012 were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Recent Accounting and Reporting Pronouncements.
Recently Adopted Accounting Standards
In the first quarter of 2014, the Company adopted changes to the guidance on a parent’s accounting for cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The changes primarily clarified existing guidance regarding when cumulative translation adjustments should be released into earnings upon the occurrence of various events. The change did not impact the Company's financial statements in 2014.

Crown Holdings, Inc.

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

B. Acquisitions

Mivisa

On April 23, 2014 , the Company completed its previously announced acquisition of the sole shareholder of Mivisa Envases, S.A.U. (“Mivisa”) for $733, net of $28 in cash acquired, plus $977 of debt assumed. Mivisa, based in Murcia, Spain, primarily serves the vegetable, fruit, fish and meat markets and is the largest food can producer in both the Iberian Peninsula and Morocco. The acquisition is expected to significantly build upon the Company's existing position in the strategically important European food can market by substantially increasing the Company's presence in Spain, one of Europe's leading agricultural economies.

The following table summarizes the consideration transferred to acquire Mivisa and the identifiable assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred
Cash	$733
Total consideration	$733

Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	205
Inventories	197
Prepaid expenses and other current assets	11
Intangible assets	295
Property, plant and equipment, net	313
Net assets of acquired business to be divested	9
Accounts payable and accrued liabilities	(153)
Debt	(977)
Other non-current liabilities	(98)
Total identifiable net assets	$(198)

Goodwill	$931

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
Intangible assets include $14 of acquired trademarks that were fully amortized in 2014 and $281 of customer relationships that will be amortized over 13 years.
The Company has not finalized its valuation of the assets acquired and as a result has not yet finalized the determination of the fair value of assets acquired and liabilities assumed. The Company expects to finalize its purchase accounting within one year of the acquisition date.

Crown Holdings, Inc.

Mivisa’s results of operations have been included in the Company’s financial statements for the period subsequent to the completion of the acquisition on April 23, 2014. Mivisa contributed sales of approximately $488 and net income attributable to Crown Holdings of $16 for the period from the completion of the acquisition through December 31, 2014.
The following unaudited supplemental pro-forma data presents consolidated information as if the acquisition had been completed on January 1, 2013. These amounts were calculated after conversion to US GAAP, applying the Company's accounting policies and adjusting Mivisa's results to reflect the additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment, inventory and intangible assets had been applied from January 1, 2013, together with the consequential tax effects. These adjustments also reflect interest expense incurred on the debt to finance the acquisition and related transaction costs.

	Pro-forma for the year ended December 31,
	2014	2013
Net sales	$9,275	$9,380
Net income attributable to Crown Holdings	407	338
The unaudited supplemental pro-forma financial information is based on the Company's preliminary assignment of purchase price and therefore subject to adjustment upon finalizing the purchase price assignment. Pro-forma results excludes the potential realization of cost savings relating to the integration of the two companies and the impact of divestitures required to obtain regulatory approval for the transaction. Further, the pro-forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on January 1, 2013, nor are they indicative of future results.
Other Acquisitions

In 2013, the Company paid $16 to acquire a food can production business in Turkey with $13 of the purchase price allocated to fixed assets and $3 to goodwill.

In 2012, the Company completed the following acquisitions:
The Company established and consolidated a joint venture to acquire shares of Superior Multi-Packaging, Ltd., (“Superior”) a listed company on the Singapore exchange with operations in China, Singapore and Vietnam through a tender offer.  The Company's partner in the joint venture contributed its existing shares in Superior to the joint venture and the Company paid $20 to acquire additional shares.
Although the price paid to acquire the public shares of Superior was at a premium to its then trading price, the fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. As a result, the Company recognized a bargain purchase gain of $20 included in restructuring and other in the consolidated statements of operations. Net income attributable to noncontrolling interests included $11 of bargain purchase gain allocated to the Company's joint venture partner.
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

C. Subsequent Event

On February 18, 2015, the Company completed its acquisition of Empaque, a leading manufacturer of beverage packaging in Mexico, from Heineken N.V., in a cash transaction valued at $1.2 billion, subject to adjustment. Empaque, headquartered in Monterrey, Mexico, currently operates two beverage can plants, a plant that manufacturers beverage can ends, aluminum closures and bottle caps, a glass bottle plant, a glass service facility and a sand mine in Mexico.

Crown Holdings, Inc.

To finance the acquisition, the Company borrowed $75 of additional Term Loan A and $675 of Term Loan B. The remaining financing came from borrowings under the Company's existing credit facility and cash on hand. The interest rate on the Term Loan A facility is LIBOR plus 1.75% and the maturity is in December 2018. The interest rate on the Term Loan B facility is LIBOR plus 3.25% , with a LIBOR floor of 0.75%, and the maturity is in October 2021.

D. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income for the years ended December 31, 2014 and 2013.

	Defined Benefit Plans	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$(1,954)	$(648)	$(12)	$(2,614)
Other comprehensive income (loss) before reclassifications	60	(8)	(49)	3
Amounts reclassified from accumulated other comprehensive income	66	(2)	34	98
Other comprehensive income (loss)	126	(10)	(15)	101
Balance at December 31, 2013	(1,828)	(658)	(27)	(2,513)
Other comprehensive income (loss) before reclassifications	(9)	(322)	6	(325)
Amounts reclassified from accumulated other comprehensive income	56	—	17	73
Other comprehensive income (loss)	47	(322)	23	(252)
Balance at December 31, 2014	$(1,781)	$(980)	$(4)	$(2,765)

The following table provides information about the amounts reclassified out of accumulated other comprehensive income in 2014 and 2013.

Crown Holdings, Inc.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	2014	2013
Gains and losses on cash flow hedges
Commodities	$21	$43	Cost of products sold
	21	43	Total before tax
	(6)	(11)	Provision for income taxes
	15	32	Net of tax

Foreign exchange	(2)	9	Net sales
	4	(7)	Cost of products sold
	2	2	Total before tax
	—	—	Provision for income taxes
	2	2	Net of tax

Total gains and losses on cash flow hedges	$17	$34

Foreign currency translation
	$—	$(2)	Asset impairments and sales
	—	(2)	Total before tax
	—	—	Provision for income taxes
	$—	$(2)	Net of tax

Amortization of defined benefit plan items
Actuarial losses	$119	$136	(a)
Prior service credit	(49)	(52)	(a)
	70	84	Total before tax
	(14)	(18)	Provision for income taxes
	$56	$66	Net of tax

Total reclassifications	$73	$98	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net period pension and postretirement cost. See Note V for further details.

E. Receivables

	2014	2013
Accounts receivable	$940	$962
Less: allowance for doubtful accounts	(88)	(78)
Net trade receivables	852	884
Miscellaneous receivables	179	180
	$1,031	$1,064

The Company uses receivables securitization facilities in the normal course of business as part of managing its cash flows. In North America, the Company has a $200 securitization facility that matures in December 2015. In Europe, the Company has a €130 ($157 at December 31, 2014) securitization facility that matures in December 2019. During 2014, the Company amended its securitization facilities to provide for the sale of certain customer receivables without recourse on a revolving basis. The Company determined that prior to these amendments transactions under these facilities did not qualify for sale accounting and had therefore accounted for these transactions as secured borrowings with the receivables and associated liabilities recognized in the Company's Consolidated Balance Sheet.

Crown Holdings, Inc.

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

At December 31, amounts securitized or factored are as follows:

	2014	2013
Accounted for as secured borrowings	$19	$233
Accounted for as sales	615	348

As of December 31, 2014, the Company recognized a deferred purchase price of $76 which was included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet related to receivables sold under its North America securitization facility.

In 2014, 2013 and 2012, the Company recorded expenses related to securitization and factoring facilities of $12, $10 and $8 as interest expense.

F. Inventories

	2014	2013
Raw materials and supplies	$684	$645
Work in process	134	128
Finished goods	506	440
	$1,324	$1,213

G. Goodwill and intangible assets

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2014 and 2013 are as follows:

	Americas Beverage	North America Food	European Beverage	European Food	Non-reportable Segments	Total
Balance at December 31, 2012	$428	$164	$678	$574	$154	$1,998
Foreign currency translation	(4)	(6)	2	22	4	18
Balance at December 31, 2013	424	158	680	596	158	2,016
Foreign currency translation	(4)	(6)	(57)	(180)	(12)	(259)
Goodwill acquired	—	—	—	934	—	934
Disposals	—	—	—	(3)	(17)	(20)
Balance at December 31, 2014	$420	$152	$623	$1,347	$129	$2,671

In 2014, goodwill acquired relates to the acquisition of Mivisa as discussed in Note B. Disposals primarily relate to amounts allocated to the portion of the Company's European Specialty Packaging business which was classified as held for sale at December 31, 2014. See Note O for more information.

The carrying amount of goodwill at December 31, 2014, 2013 and 2012 was net of the following accumulated amortization:

	Americas Beverage	North America Food	European Beverage	European Food	Non-reportable Segments	Total
Accumulated amortization	$29	$—	$73	$724	$150	$976

Crown Holdings, Inc.

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class at December 31 are:

	2014			2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$271	$(18)	$253	$25	$(3)	$22
Trademarks	12	(12)	—	—	—	—
	$283	$(30)	$253	$25	$(3)	$22

The table above excludes other intangible assets with a net balance of $2 at December 31, 2014 and December 31, 2013.

Amortization expense for the years ended December 31, 2014, 2013, and 2012 was $31, $3 and $1.

Annual amortization expense for each of the five years subsequent to 2014 is estimated to be $21.

H. Property, Plant and Equipment

	2014	2013
Buildings and improvements	$1,016	$942
Machinery and equipment	4,704	4,768
Land and improvements	154	143
Construction in progress	158	172
	6,032	6,025
Less: accumulated depreciation and amortization	(3,595)	(3,873)
	$2,437	$2,152

I. Other Non-Current Assets

	2014	2013
Deferred taxes	$565	$488
Debt issue costs	76	54
Investments	5	20
Other	75	96
	$721	$658

J. Accounts Payable and Accrued Liabilities

	2014	2013
Trade accounts payable	$1,881	$1,768
Salaries, wages and other employee benefits, including pension and postretirement	169	164
Accrued taxes, other than on income	108	118
Restructuring	44	60
Accrued interest	64	68
Fair value of derivatives	45	58
Asbestos liabilities	30	28
Income taxes payable	24	19
Deferred taxes	11	30
Other	275	234
	$2,651	$2,547

Crown Holdings, Inc.

K. Other Non-Current Liabilities

	2014	2013
Asbestos liabilities	$245	$232
Postemployment benefits	29	28
Income taxes payable	17	22
Deferred taxes	96	31
Environmental	12	12
Fair value of derivatives	—	2
Other	118	134
	$517	$461

Income taxes payable includes uncertain tax positions as discussed in Note W.

L. Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain of the leases contain renewal or purchase options, but the leases do not contain significant contingent rental payments, escalation clauses, rent holidays, rent concessions or leasehold improvement incentives. Under long-term operating leases, minimum annual rentals are $50 in 2014, $38 in 2015, $27 in 2016, $13 in 2017, $7 in 2018 and $47 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $9 due under non-cancelable subleases. Rental expense (net of sublease rental income) was $60, $65 and $63 in 2014, 2013 and 2012. The Company did not have any significant capital leases at December 31, 2014.

M.	Asbestos-Related Liabilities

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

In recent years, the states of Alabama, Arizona, Florida, Georgia, Idaho, Indiana, Kansas, Michigan, Mississippi, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Utah, Wisconsin and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Georgia, South Carolina, South Dakota and Wyoming, pending claims at the time of enactment, caps asbestos-related liabilities at the fair market value of the predecessor's total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor's assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

Crown Holdings, Inc.

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

The Company's approximate claims activity for the years ended 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Beginning claims	53,000	51,000	50,000
New claims	3,000	4,000	3,000
Settlements or dismissals	(2,000)	(2,000)	(2,000)
Ending claims	54,000	53,000	51,000

The Company's cash payments during the years ended 2014, 2013, and 2012 were as follows:

	2014	2013	2012
Asbestos-related payments	$30	$28	$28
Settled claims payments (included in asbestos-related payments above)	21	21	20

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2014 and December 31, 2013, the Company's outstanding claims are:

	2014	2013
Claimants alleging first exposure after 1964	16,000	16,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	2,000	2,000
Other states that have enacted asbestos legislation	6,000	6,000
Other states	17,000	16,000
Total claims outstanding	54,000	53,000

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

Crown Holdings, Inc.

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) are as follows:

	2014	2013	2012
Total claims	22%	21%	19%
Pre-1964 claims in states without asbestos legislation	41%	39%	36%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2014.

As of December 31, 2014, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $275, including $231 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2024. The Company’s accrual excludes potential costs for claims beyond 2024 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

Approximately 88% of the claims outstanding at the end of 2014 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 11% were filed by plaintiffs who claim damages of less than $5; approximately 1% were filed by plaintiffs who claim damages from $5 to less than $100 (86% of whom claim damages less than $25) and 3 were filed by plaintiffs who claim damages in excess of $100.

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

N.	Commitments and Contingent Liabilities

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

At December 31, 2014, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $5. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 2014, the Company also had guarantees of $31 related to the residual values of leased assets.

O.	Restructuring and Other

The Company recorded restructuring and other charges as follows:

	2014	2013	2012
Asset impairments and sales	$70	$(12)	$(48)
Restructuring	21	46	48
Transaction costs	17	—	—
Other costs	21	—	—
	$129	$34	$—

In 2014, asset impairments and sales included $44 related to the divestment of certain operations in connection with the Company's acquisition of Mivisa and $24 related to the planned divestment of certain operations in the Company's European Specialty Packaging business, which is expected to close in early 2015 . Transaction costs included costs in connection with the Company's acquisitions of Mivisa and Empaque. Other costs primarily included incremental costs associated with the temporary relocation of production due to an ongoing labor dispute in the Company's Americas Beverage segment.

In 2013, asset impairments and sales included a gain of $9 related to the sale of land and a building in Belgium.

In 2012, asset impairments and sales included gains of $31 related to insurance proceeds received for property damage incurred in the 2011 flooding of the Company's beverage can plant in Thailand and $20 related to the acquisition of Superior Multi-Packaging, Ltd., as described in Note B.

The components of the assets and liabilities classified as held for sale at December 31, 2014 related to the European Specialty Packaging business discussed above are as follows:

Receivables, net	$10
Inventories	17
Goodwill and intangible assets	17
Property, plant and equipment, net	28
Reserve for impairment	(24)
Total assets held for sale	48
Accounts payable and accrued liabilities	18
Postretirement and pension liabilities	3
Other non-current-liabilities	2
Total liabilities related to assets held for sale	$23

Crown Holdings, Inc.

Restructuring charges by segment are as follows:

	2014	2013	2012
North America Food	$10	$5	$3
European Food	8	14	15
European Beverage	—	2	—
Asia Pacific	—	1	4
Non-reportable segments	3	16	18
Corporate	—	8	8
	$21	$46	$48

Restructuring charges by type are as follows:

	2014	2013	2012
Termination benefits	$8	$35	$35
Other exit costs	13	11	13
	$21	$46	$48

In 2014, other exit costs include $8 of pension settlements charges in connection with prior restructuring actions in the Company's North America Food segment. Termination benefits of $8 relate to severance costs in the Company's European Food segment as further described below.

2011 European Division Headquarters Relocation

As of December 31, 2014, the Company incurred costs of $40 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation:

	Termination benefits	Other exit costs	Total
Balance at December 31, 2012	$—	$22	$22
Provisions	—	3	3
Payments	—	(7)	(7)
Balance at December 31, 2013	—	18	18
Payments	—	(8)	(8)
Foreign currency translation	—	(2)	(2)
Balance at December 31, 2014	$—	$8	$8

Other exit costs represent employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay the remaining costs in 2015.

2011 and 2012 European Division Actions

Through December 31, 2014, the Company incurred costs of $69 in connection with actions taken in 2011 and 2012 to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging business. These actions combined are expected to reduce headcount by approximately 474 and to eliminate approximately 20% of the business' capacity. Due to the similar nature of these actions, the Company has combined them in the rollforward presented below. The Company currently expects to incur future additional charges of $2 related to the actions which are expected to be completed in 2015 at an estimated aggregate cost of $71. The Company expects to pay the liability through 2024 as certain employees have elected to receive payment as a fixed monthly sum over 11 years. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future. The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

Crown Holdings, Inc.

	Termination benefits	Other exit costs	Total
Balance at December 31, 2012	$37	$—	$37
Provisions	—	4	4
Payments	(20)	(4)	(24)
Foreign currency translation	(1)	—	(1)
Balance at December 31, 2013	16	—	16
Provisions		2	2
Payments	(4)	(2)	(6)
Foreign currency translation	(1)		(1)
Balance at December 31, 2014	$11	$—	$11
2013 European Division Actions

Through December 31, 2014, the Company incurred costs of $31 related to a cost-reduction initiative to better align costs with ongoing market conditions in its European operations, primarily in its Food, Aerosol and Specialty Packaging businesses. The action is expected to result in the reduction of approximately 205 employees. The Company expects to pay the remaining liability in 2015 and does not expect to incur any additional charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at December 31, 2012	$—	$—	$—
Provisions	31	—	31
Payments	(5)	—	(5)
Foreign currency translation	1	—	1
Balance at December 31, 2013	27	—	27
Payments	(11)	—	(11)
Foreign currency translation	(2)	—	(2)
Balance at December 31, 2014	$14	$—	$14

2014 European Division Actions

In 2014, the Company recorded a charge of $8 related to severance costs in connection with the planned closure of a manufacturing facility in its European Food segment.  The action is expected to result in the reduction of approximately 100 employees when completed in 2015. The Company does not expect to incur any additional charges related to this action.

	Termination benefits	Other exit costs	Total
Balance at December 31, 2013	$—	$—	$—
Provisions	8	—	8
Balance at December 31, 2014	$8	$—	$8

P.	Capital Stock

A summary of common share activity for the years ended December 31 is as follows (in shares):

	2014	2013	2012
Common shares outstanding at January 1	138,207,889	143,136,473	148,449,293
Shares repurchased	(36,702)	(6,925,789)	(6,954,968)
Shares issued upon exercise of employee stock options	744,431	855,061	1,143,755
Restricted stock issued to employees, net of forfeitures	60,933	1,115,484	468,323
Shares issued to non-employee directors	23,920	26,660	30,070
Common shares outstanding at December 31	139,000,471	138,207,889	143,136,473

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

The Company’s ability to pay dividends and repurchase its common stock is limited by certain restrictions in its debt agreements. These restrictions are subject to a number of exceptions, however, allowing the Company to make otherwise restricted payments. The amount of restricted payments permitted to be made, including dividends and repurchases of the Company’s common stock, may be limited to the cumulative excess of $200 plus 50% of adjusted net income plus proceeds from the exercise of employee stock options over the aggregate of restricted payments made since July 2004. Adjustments to net income may include, but are not limited to, items such as asset impairments, and gains and losses from asset sales and early extinguishments of debt.

Q. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals, generally based on market conditions, as determined by the Plan Committee designated by the Company’s Board of Directors. There have been no awards of SARs. At December 31, 2014, there were 4.9 million authorized shares available for future awards.

Stock-based compensation expense was as follows:

	2014	2013	2012
Stock options	$—	$1	$5
Restricted stock/deferred stock	22	20	12

Stock Options

At December 31, 2014 and 2013 there were 944,622 and 1,695,053 options outstanding with a weighted average exercise price of $24.98 and $21.20. There were no stock options granted in 2014, 2013 and 2012. The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $12, $17 and $27.

At December 31, 2014 options outstanding had an aggregate intrinsic value of $24 and a weighted-average remaining contractual term of 2.5 years. At December 31, 2014, there was approximately $1 of unrecognized compensation expense.

The Company has assumed an annual forfeiture rate of 5.5%.

Restricted and Deferred Stock

Annually the Company awards shares of restricted stock to certain senior executives in the form of time-vested restricted stock and performance-based shares. The time-vested restricted stock vests ratably over three years. The performance-based shares cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded and will be settled in shares of common stock. The market performance criteria is the Company’s Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies. Participants who terminate employment because of retirement, disability or death receive accelerated vesting of their time-vested awards to the date of termination. However, restrictions will lapse on performance-based awards, if at all, on the original vesting date.

The Company also issue shares of time-vesting restricted stock and deferred stock to U.S. and non-U.S. employees which vest ratably up to four years commencing one year after the grant date.

Crown Holdings, Inc.

A summary of restricted and deferred stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2014	2,042,272
Awarded:
Time-vesting	181,294
Performance-based	174,481
Released:
Time-vesting shares	(109,784)
Forfeitures:
Time-vesting	(89,885)
Performance-based	(238,021)
Non-vested shares outstanding at December 31, 2014	1,960,357

The average grant-date fair value of restricted stock awarded in 2014, 2013 and 2012 follows:

	2014	2013	2012
Time-vested restricted stock	$45.62	$43.19	$33.75
Performance-based shares	48.31	36.75	39.52
Deferred stock	49.49	43.79

The fair values of the performance-based shares awarded were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2014	2013	2012
Risk-free interest rate	0.8%	0.3%	0.4%
Expected term (years)	3	3	3
Expected stock price volatility	21.5%	22.4%	27.8%

At December 31, 2014, unrecognized compensation cost related to outstanding restricted and deferred stock was $42. The weighted average period over which the expense is expected to be recognized is 2.6 years for restricted stock and 3.4 years for deferred stock. The aggregate market value of the shares released and issued on the vesting dates was $5.

The Company maintains a Stock-Based Compensation Plan for Non-Employee Directors. Under the plan a portion of the non-employee directors' quarterly compensation is provided in the form of restricted stock. During 2014, $1 of stock-based compensation was recognized under this plan.

Crown Holdings, Inc.

R.	Debt
.

	2014	2013
Short-term debt
Receivables securitization	$—	$205
Bank loans/overdrafts/factoring	75	74
Total short-term debt	$75	$279
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$—	$103
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2018	800	220
Euro (€700 at December 31, 2014) at EURIBOR plus 1.75% due 2018	847	151
Farm credit facility at LIBOR plus 2.00% due 2019	358
Senior notes and debentures:
Euro (€500 at December 31, 2014) 7.125% due 2018	—	688
U.S. dollar 6.25% due 2021	700	700
Euro (€650 at December 31, 2014) 4.0% due 2022	786	—
U. S. dollar 4.50% due 2023	1,000	1,000
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies
Fixed rate with rates in 2014 from 1.0% to 8.5% due through 2020	211	180
Variable rate with average rates in 2014 from 2.2% to 5.4% due through 2018	70	109
Unamortized discounts	(2)	(2)
Total long-term debt	5,184	3,563
Less: current maturities	(177)	(94)
Total long-term debt, less current maturities	$5,007	$3,469

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $5,346 at December 31, 2014 and $3,645 at December 31, 2013.

The revolving credit facilities include provisions for letters of credit up to $210 that reduce the amount of borrowing capacity otherwise available. At December 31, 2014, the Company’s available borrowing capacity under the credit facilities was $1,160, equal to the facilities’ aggregate capacity of $1,200 less $40 of outstanding letters of credit. The interest rate on the facilities can vary from LIBOR or EURIBOR plus a margin of 1.50% up to 2.00% based on the Company's total net leverage ratio. The term loans bear interest of LIBOR or EURIBOR plus 1.75% and the farm credit facility bears interest of LIBOR plus 2.00%. The revolving credit facilities and term loans contain financial covenants including an interest coverage ratio and a total net leverage ratio.

The weighted average interest rates were as follows:

	2014	2013	2012
Short-term debt	2.7%	1.9%	1.9%
Revolving credit facilities	4.4%	3.6%	3.5%

Aggregate maturities of long-term debt for the five years subsequent to 2014, excluding unamortized discounts, are $177, $231, $295, $1,188 and $363, respectively. Cash payments for interest during 2014, 2013 and 2012 were $231, $199 and $205.
2014 Activity
In April 2014, to fund the acquisition of Mivisa as described in Note B, repay certain of Mivisa's existing debt and pay transaction costs, the Company borrowed $580 under its U.S. dollar term loan facility, €590 ($714 at December 31, 2014) under its euro term loan facility and $362 under a farm credit facility.

Crown Holdings, Inc.

In July 2014, the Company issued €650 ($786 at December 31, 2014) principal amount of 4% senior unsecured notes due 2022. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used a portion of the proceeds to purchase through a tender offer and to redeem all of its outstanding senior notes due 2018. In connection with the repurchase and redemption of the 2018 notes, the Company recorded a loss from early extinguishment of debt of approximately $34 including $28 for premiums paid and $6 for the write off of deferred financing fees.

2013 Activity

In January 2013, the Company issued $1,000 principal amount of 4.5% senior unsecured notes due 2023. In connection with the issuance, the Company redeemed all of its outstanding $400 senior notes due 2017 and repaid $500 of indebtedness under its senior secured term loan facilities.
In December 2013, the Company entered into a new credit agreement to provide financing for its acquisition of Mivisa as described in Note B.
In connection with the above transactions, the Company recorded a loss from early extinguishment of debt of $41, including $23 for premiums paid, $12 for the write off of deferred financing fees and $6 for the write off of unamortized discounts.

S. Derivative and Other Financial Instruments

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

Fair value disclosures for financial assets and liabilities that were accounted for at fair value on a recurring basis are provided later in this note. In addition, see Note R for fair value disclosures related to debt.

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

Crown Holdings, Inc.

in which effectiveness will be assessed. The Company formally assesses, both at inception and at least quarterly thereafter, whether the hedging relationships are effective in offsetting changes in fair value or cash flows of the related underlying exposures. Any ineffective portion of the change in fair value of the instruments is recognized immediately in earnings.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2014 mature between one and twenty-two months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
Derivatives in cash flow hedges	2014	2013	2014	2013

Foreign exchange	$4	$(5)	$(2)	$(2)	(1)
Commodities	2	(44)	(15)	(32)	(2)
Total	$6	$(49)	$(17)	$(34)

(1) In 2014, a loss of $4 was recognized in cost of products sold and a gain of $2 was recognized in net sales. In 2013, a gain of $7 was recognized in cost of products sold and a loss of $9 was recognized in net sales.

(2) In 2014, a loss of $21, including $1 of ineffectiveness, was recognized in cost of products sold and a tax benefit of $6 was recognized in income tax expense. In 2013, a loss of $43, including $2 of ineffectiveness, was recognized in cost of products sold and a tax benefit of $11 was recognized in income tax expense.

For the twelve-month period ending December 31, 2015, a net loss of $8 ($6, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the twelve months ended December 31, 2014 and 2013 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the twelve months ended December 31, 2014 .

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of $7 for the twelve months ended December 31, 2014 and a gain of less than $1 for the twelve months ended December 31, 2013 . The impact on earnings from foreign exchange contracts not designated as hedges was a loss of $53 for the twelve months ended December 31, 2014 and a gain of $4 for the same period in 2013. These adjustments were reported within translation and foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and December 31, 2013.

Derivative Assets	Balance Sheet Classification	Fair Value Hierarchy	December 31, 2014	December 31, 2013
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$20	$29
Commodities	Other current assets	1	2	—
Commodities	Other non-current assets	1	—	—
Derivatives not designated as hedges:
Foreign exchange	Other current assets	2	—	8
	Total		$22	$37

Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$20	$30
Commodities	Accounts payable and accrued liabilities	1	10	27
Commodities	Other non-current liabilities	1	—	2
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	15	1
	Total		$45	$60

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

	Gross Amounts Recognized in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet	Net Amount
Balance at December 31, 2014
Derivative assets	$22	$4	$18
Derivative liabilities	45	4	41

Balance at December 31, 2013
Derivative assets	$37	$2	$35
Derivative liabilities	60	2	58

Crown Holdings, Inc.

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013 are:

	December 31, 2014	December 31, 2013
Derivatives in cash flow hedges:
Foreign exchange	$678	$724
Commodities	213	379
Derivatives in fair value hedges:
Foreign exchange	85	128
Derivatives not designated as hedges:
Foreign exchange	603	675

T.	Noncontrolling interests

In 2014, the Company paid an aggregate of $93 to buyout the ownership interests of its partner in certain non-wholly owned subsidiaries in the Middle East.

In 2013, the Company paid an aggregate of $16 to increase its ownership interests in certain non-wholly owned subsidiaries in Asia.

The accounting guidance requires changes in noncontrolling interests that do not result in a change of control and where there is a difference between fair value and carrying value to be accounted for as equity transactions. The effect on net income attributable to the Company had the purchases of noncontrolling interests been recorded through net income is as follows:

	2014	2013	2012
Net income attributable to Crown Holdings	$387	$324	$559
Transfers to noncontrolling interests – decrease in paid-in-capital for purchase of noncontrolling interests	(54)	(3)	—
Net income attributable to Crown Holdings after transfers to noncontrolling interests	$333	$321	$559

U.	Earnings Per Share

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

	2014	2013	2012
Net income attributable to Crown Holdings	$387	$324	$559
Weighted average shares outstanding:
Basic	137.2	139.5	146.1
Add: dilutive stock options and restricted stock	1.3	1.2	2.3
Diluted	138.5	140.7	148.4
Basic EPS	$2.82	$2.32	$3.83
Diluted EPS	$2.79	$2.30	$3.77

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive	—	0.1	0.1

For purposes of calculating assumed proceeds under the treasury stock method when determining the diluted weighted average shares outstanding, the Company excludes the impact of windfall tax benefits unless the deduction reduces taxes payable.

Crown Holdings, Inc.

V.	Pension and Other Postretirement Benefits

Pensions. The Company sponsors various pension plans covering certain U.S. and non-U.S. employees, and participates in certain multi-employer pension plans. The benefits under the Company plans are based primarily on years of service and either the employees’ remuneration near retirement or a fixed dollar multiple.

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S. Plans	2014	2013	2012
Service cost	$13	$15	$12
Interest cost	66	62	69
Expected return on plan assets	(104)	(99)	(94)
Amortization of actuarial loss	41	55	56
Amortization of prior service cost	—	1	—
Net periodic cost	$16	$34	$43

Non-U.S. Plans	2014	2013	2012
Service cost	$23	$24	$26
Interest cost	154	138	153
Expected return on plan assets	(194)	(176)	(186)
Settlements	—	(2)	—
Amortization of actuarial loss	73	71	61
Amortization of prior service cost	(16)	(14)	—
Net periodic cost	$40	$41	$54

The non-U.S. pension expense excludes $8 of cost attributable to plan curtailments and settlements that was recorded in restructuring expense in 2014, partially offset by $2 related to the divestment of certain operations in connection with the Company's acquisition of Mivisa.

Additional pension expense of $5 was recognized in each of 2014, 2013 and 2012 for multi-employer plans.

Crown Holdings, Inc.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company's U.S. and non-U.S. plans is as follows:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Projected Benefit Obligations
Benefit obligations at January 1	$1,454	$1,609	$3,651	$3,572
Service cost	13	15	23	24
Interest cost	66	62	154	138
Plan participants’ contributions	—	—	4	4
Amendments	3	2	(3)	(1)
Settlements	—	—	(17)	—
Actuarial (gain) / loss	170	(122)	384	46
Benefits paid	(105)	(112)	(191)	(189)
Foreign currency translation	—	—	(255)	57
Benefit obligations at December 31	$1,601	$1,454	$3,750	$3,651
Plan Assets
Fair value of plan assets at January 1	$1,349	$1,292	$3,135	$3,116
Actual return on plan assets	54	162	623	85
Employer contributions	2	7	80	77
Plan participants’ contributions	—	—	4	4
Settlements	—	—	(17)	—
Benefits paid	(105)	(112)	(191)	(189)
Foreign currency translation	—	—	(224)	42
Fair value of plan assets at December 31	$1,300	$1,349	$3,410	$3,135

Funded Status	$(301)	$(105)	$(340)	$(516)

Accumulated benefit obligations at December 31	$1,557	$1,423	$3,630	$3,488

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows:

U.S. Plans	2014	2013
Projected benefit obligations	$1,601	$1,454
Accumulated benefit obligations	1,557	1,423
Fair value of plan assets	1,300	1,349

Non-U.S. Plans	2014	2013
Projected benefit obligations	$3,444	$3,318
Accumulated benefit obligations	3,350	3,187
Fair value of plan assets	3,116	2,800

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
Equity securities are valued at the latest quoted prices taken from the primary exchange on which the security trades. Mutual funds are valued at the net asset value (NAV) of shares held at year-end. Fixed income securities, including government issued debt, corporate debt and asset-backed and structured debt securities are valued using market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data including market research publications. Derivatives, which consist mainly of interest rate swaps, are valued using a discounted cash flow pricing model based on observable market data. Investment funds, hedge funds and private equity funds are valued at the NAV at year-end. The values assigned to private equity funds are based upon assessments of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples among other factors. Real estate investments are based on third party appraisals.
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

Crown Holdings, Inc.

The levels assigned to the defined benefit plan assets as of December 31, 2014 and 2013 are summarized in the tables below:

	2014
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$66	$67	$133
Global large cap equity	—	38	38
U.S. large cap equity	187	26	213
U.S. mid/small cap equity	251	19	270
Mutual funds – global equity	174	—	174
Mutual funds – U.S. equity	83	—	83
Mutual funds – fixed income	145	—	145
	906	150	1,056
Level 2
Government issued debt securities	35	553	588
Corporate debt securities	81	75	156
Asset backed securities	17	8	25
Structured debt	—	722	722
Insurance contracts	—	12	12
Derivatives	—	195	195
Investment funds – fixed income	60	527	587
Investment funds – global equity	24	377	401
Investment funds – emerging markets	29	112	141
	246	2,581	2,827
Level 3
Investment funds – real estate	57	108	165
Hedge funds	42	260	302
Private equity	30	303	333
Real estate – direct	17	4	21
	146	675	821
Total	$1,298	$3,406	$4,704

Crown Holdings, Inc.

	2013
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$68	$125	$193
Global large cap equity	—	76	76
U.S. large cap equity	170	50	220
U.S. mid/small cap equity	257	16	273
Mutual funds – global equity	214	—	214
Mutual funds – U.S. equity	93	—	93
Mutual funds – fixed income	147	—	147
	949	267	1,216
Level 2
Government issued debt securities	50	504	554
Corporate debt securities	103	133	236
Asset backed securities	11	7	18
Structured debt	2	685	687
Insurance contracts	—	12	12
Derivatives	—	64	64
Investment funds – fixed income	16	442	458
Investment funds – global equity	—	317	317
Investment funds – emerging markets	40	157	197
	222	2,321	2,543
Level 3
Investment funds – real estate	47	88	135
Hedge funds	75	150	225
Private equity	37	298	335
Real estate – direct	17	5	22
	176	541	717
Total	$1,347	$3,129	$4,476

Accrued income excluded from the table above is as follows:

	2014	2013
U.S. plan assets	$2	$2
Non-U.S. plan assets	4	6
Plan assets include $171 and $150 of the Company’s common stock at December 31, 2014 and 2013.
The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge funds	Private equity	Real estate	Total
Balance at January 1, 2013	$214	$369	$151	$734
Foreign currency translation	3	7	1	11
Asset returns – assets held at reporting date	8	(11)	7	4
Asset returns – assets sold during the period	7	43	1	51
Purchases, sales and settlements, net	(7)	(73)	(3)	(83)
Balance at December 31, 2013	225	335	157	717
Foreign currency translation	(9)	(18)	(6)	(33)
Asset returns – assets held at reporting date	25	62	25	112
Asset returns – assets sold during the period	—	(5)	(4)	(9)
Purchases, sales and settlements, net	61	(41)	14	34
December 31, 2014	$302	$333	$186	$821

Crown Holdings, Inc.

Pension assets and liabilities included in the Consolidated Balance Sheets are:

	2014	2013
Non-current assets	$13	$21
Current liabilities	12	7
Non-current liabilities	641	635

The Company’s current liability at December 31, 2014, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2015 employer contributions are $76 for the Company’s pension plans.

Changes in the net loss and prior service cost/(credit) for the Company’s pension plans were:

	2014		2013		2012
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$2,466	$(94)	$2,619	$(102)	$2,382	$4
Reclassification to net periodic benefit cost	(120)	16	(130)	13	(117)	—
Current year loss/(gain)	174	—	(47)	(1)	295	—
Amendments	—	3	—	—	—	(106)
Foreign currency translation	(97)	4	24	(4)	59	—
Balance at December 31	$2,423	$(71)	$2,466	$(94)	$2,619	$(102)
The estimated portions of the net losses and net prior service that are expected to be recognized as components of net periodic benefit cost / (credit) in 2015 are $103 and $(14).

Expected future benefit payments as of December 31, 2014 are:

	U.S. plans	Non-U.S. plans
2015	$110	$180
2016	136	179
2017	104	184
2018	102	188
2019	108	193
2020 - 2024	494	987
The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 are:

U.S. Plans	2014	2013	2012
Discount rate	4.0%	4.8%	4.0%
Compensation increase	4.6%	3.0%	3.0%

Non-U.S. Plans	2014	2013	2012
Discount rate	3.4%	4.4%	4.1%
Compensation increase	2.7%	3.2%	2.8%
The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S. Plans	2014	2013	2012
Discount rate	4.8%	4.0%	4.8%
Compensation increase	3.0%	3.0%	3.0%
Long-term rate of return	8.0%	8.0%	8.0%

Crown Holdings, Inc.

Non-U.S. Plans	2014	2013	2012
Discount rate	4.4%	4.1%	4.7%
Compensation increase	3.2%	2.8%	3.3%
Long-term rate of return	6.4%	6.0%	6.4%
The expected long-term rates of return are determined at each measurement date based on a review of the actual plan assets, the target allocation, and the historical returns of the capital markets.
The U.S. plan’s 2014 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 10.3% for equity securities and alternative investments, and 4.8% for debt securities and real estate. The rate of return used for equity securities and alternative investments was based on the total return of the S&P 500 for the 25 year period ended December 31, 2013. The Company believes that the equity securities included in the S&P 500 are representative of the equity securities and alternative investments held by its U.S. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns. The rate of return used for debt securities is consistent with the U.S. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities. The underlying debt securities in the plan are primarily invested in various corporate and government agency securities and are benchmarked against returns on AA corporate bonds.
The U.K. plan’s 2014 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 10.0% for equity securities and alternative investments, and 4.4% for debt securities and real estate. Equity securities in the U.K. plan as of December 31, 2014 were allocated approximately 42% to U.S. securities, 34% to securities in developed European countries, and 24% to securities in emerging markets. The assumed rate of return for equity securities and alternative investments represents the weighted average 25 year return of equity securities in these markets. The Company believes that the equity securities included in the related market indexes are representative of the equity securities and alternative investments held by its U.K. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns.

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

The components of net postretirement benefits cost are as follows:

Other Postretirement Benefits	2014	2013	2012
Service cost	$2	$3	$3
Interest cost	12	13	16
Amortization of prior service credit	(34)	(39)	(44)
Amortization of actuarial loss	6	10	14
Net periodic benefit cost	$(14)	$(13)	$(11)

Changes in the benefit obligations were:

	2014	2013
Benefit obligations at January 1	$274	$352
Service cost	2	3
Interest cost	12	13
Amendments	—	(18)
Actuarial gain	(23)	(49)
Benefits paid	(19)	(22)
Foreign currency translation	(5)	(5)
Benefit obligations at December 31	$241	$274

Crown Holdings, Inc.

Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2014		2013		2012
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$97	$(246)	$157	$(269)	$157	$(313)
Reclassification to net periodic benefit cost	(6)	34	(10)	39	(14)	44
Current year (gain)/loss	(24)	—	(49)	—	16	—
Amendments	—	—	—	(18)	—	—
Foreign currency translation	2	1	(1)	2	(2)	—
Balance at December 31	$69	$(211)	$97	$(246)	$157	$(269)
The estimated portions of the net losses and prior service credits that are expected to be recognized as components of net periodic benefit cost/(credit) in 2015 are $5 and $(34).
In 2013, a non-U.S. plan was amended to eliminate certain health coverage benefits.

Expected future benefit payments, as of December 31, 2014, net of expected Medicare Part D subsidies of $5 in the aggregate are:

Benefit Payments
2015	$19
2016	18
2017	18
2018	17
2019	17
2020 - 2024	78
The assumed health care cost trend rates at December 31, 2014 are as follows:

Health care cost trend rate assumed for 2015	5.8%
Rate that the cost trend rate gradually declines to	4.4%
Year that the rate reaches the rate it is assumed to remain	2020

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
	Increase	Decrease
Effect on total service and interest cost	$1	$1
Effect on postretirement benefit obligation	$14	$13
Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2014	2013	2012
Benefit obligations	4.0%	4.8%	4.1%
Cost	4.8%	4.1%	4.9%

Employee Savings Plan. The Company sponsors the Savings Investment Plan which covers substantially all domestic salaried employees who are at least 21 years of age. The Company matches up to 50% of 3% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all domestic employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2014 and 2013 were 25,351 and 26,777 and the Company’s contributions were less than $1 in both years.

Crown Holdings, Inc.

W.	Income Taxes

The components of income before income taxes and equity earnings were as follows:

	2014	2013	2012
U.S.	$78	$116	$127
Foreign	438	460	515
	$516	$576	$642

The provision for income taxes consisted of the following:

	2014	2013	2012
Current tax:
U.S. federal	$11	$11	$—
State and foreign	113	87	84
	$124	$98	$84
Deferred tax:
U.S. federal	$28	$41	$(131)
State and foreign	(111)	9	30
	(83)	50	(101)
Total	$41	$148	$(17)

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2014	2013	2012
U.S. statutory rate at 35%	$181	$203	$223
Tax on foreign income	(67)	(53)	(70)
Valuation allowance	(70)	1	56
Non-deductible impairment charges	18	—	—
Tax law changes	(17)	11	2
Other items, net	(4)	(14)	(228)
Income tax provision	$41	$148	$(17)

The other items caption in 2012 includes a benefit of $213 related to the recognition of previously unrecognized U.S. foreign tax credits and a benefit of $10 from the receipt of non-taxable insurance proceeds related to a 2011 flood in Thailand.

The Company has certain income tax incentives in Brazil which allow it pay reduced income taxes. The tax incentives expire at various dates beginning in 2018. These incentives increased net income attributable to the Company by $12 in 2014 and $11 in both 2013 and 2012.

The Company paid taxes of $109, $114 and $92 in 2014, 2013 and 2012.

Crown Holdings, Inc.

The components of deferred taxes at December 31 are:

	2014		2013
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$589	$—	$640	$—
Postretirement and postemployment benefits	97	—	107	—
Pensions	229	49	150	1
Property, plant and equipment	14	132	13	111
Intangible assets	—	58	—	—
Asbestos	103	—	98	—
Accruals and other	123	114	120	123
Valuation allowances	(245)	—	(343)	—
Total	$910	$353	$785	$235
At December 31, 2014 and 2013, $99 and $123 of deferred tax assets were included in prepaid expenses and other current assets.
Tax loss and credit carryforwards expire as follows:

Year	Amount
2015	$24
2016	15
2017	24
2018	32
2019	30
Thereafter	333
Unlimited	131

Tax loss and credit carryforwards expiring after 2019 include $168 of U.S. state tax loss carryforwards and $130 of U.S. federal foreign tax credits. The unlimited category includes $85 of French tax loss carryforwards. The carryforwards presented above exclude $59 of U.S. windfall tax benefits that will be recorded in additional paid-in capital when realized.

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

The Company’s valuation allowances at December 31, 2014 include $170 related to U.S. state loss carryforwards and $53 in Canada.

The Company continues to maintain a valuation allowance against the portion of U.S. state tax loss carryforwards that the Company does not believe are more likely than not to be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including taxable income, expiration dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return.

The Company continues to maintain a full valuation allowance against its net deferred tax assets in Canada because the Company does not believe at this time that it is more likely than not that it will realize any deferred tax benefits in Canada. The Company’s Canadian operations incurred a loss in 2014 and remain in a three year cumulative loss position.

In 2014, the Company recognized an income tax benefit of $86 to fully release the valuation allowance against its net deferred tax assets in France. In recent years, the Company's operating profits in France were offset by interest expense. In the third quarter of 2014, the Company refinanced its bonds issued by a French subsidiary resulting in significant interest savings. The impact of the refinancing and current low interest rate environment has significantly lowered the Company's interest expense in France. As

Crown Holdings, Inc.

the Company is currently generating taxable income in France and is projecting future taxable income in France, the Company has fully released its valuation allowance. Due to the Company's high level of debt in France, a significant increase in interest rates could cause the Company to incur losses which may result in recording additional valuation allowance in the future. The Company's loss carryforwards in France do not expire.

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

The Company has not provided deferred taxes on $774 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company would be subject to incremental tax. It is not practicable to estimate the amount of tax that might be payable.

A reconciliation of unrecognized tax benefits follows.

	2014	2013	2012
Balance at January 1	$31	$35	$37
Lapse of statute of limitations	(1)	(5)	(3)
Foreign currency translation	(4)	1	1
Balance at December 31	$26	$31	$35

The Company’s reserves as presented primarily include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses and exclude $1 of penalties as of December 31, 2014. The total interest and penalties recorded in the statement of operations was less than $1 in each of the last three years. As of December 31, 2014, unrecognized tax benefits of $26, if recognized, would affect the Company's effective tax rate.

The Company’s unrecognized tax benefits are not expected to increase over the next twelve months and are expected to decrease as open tax years lapse or claims are settled. The Company is unable to estimate a range of reasonably possible changes in its unrecognized tax benefits in the next twelve months as it is unable to predict when, or if, the tax authorities will commence their audits, the time needed for the audits, and the audit findings that will require settlement with the applicable tax authorities, if any.

The tax years that remained subject to examination by major tax jurisdiction as of December 31, 2014 were 2005 and subsequent years for France; 2006 and subsequent years for Spain and the U.K.; 2010 and subsequent years for Brazil, Germany and Italy; and 2011 and subsequent years for the U.S. and Canada. In addition, tax authorities in certain jurisdictions, including the U.S., may examine earlier years when tax carryforwards that were generated in those years are subsequently utilized.

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

Crown Holdings, Inc.

The tables below present information about operating segments for the three years ended December 31, 2014, 2013 and 2012:

2014		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,335	$82	$1,752	$40	$114	$334
North America Food	809	7	456	9	12	127
European Beverage	1,708	2	1,520	27	98	265
European Food	2,197	81	3,213	59	43	221
Asia Pacific	1,226	—	1,335	39	45	142
Total reportable segments	8,275	172	8,276	174	312	$1,089
Non-reportable segments	822	108	533	9	13
Corporate and unallocated items	—	—	899	7	3
Total	$9,097	$280	$9,708	$190	$328

2013		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,289	$61	$1,588	$35	$76	$327
North America Food	845	10	457	10	5	119
European Beverage	1,731	1	1,605	26	24	257
European Food	1,751	76	1,500	16	28	144
Asia Pacific	1,189	—	1,277	33	110	133
Total reportable segments	7,805	148	6,427	120	243	$980
Non-reportable segments	851	113	633	8	21
Corporate and unallocated items	—	—	970	6	11
Total	$8,656	$261	$8,030	$134	$275

2012		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,274	$68	$1,504	$48	$52	$311
North America Food	876	9	500	13	7	146
European Beverage	1,653	13	1,593	42	25	217
European Food	1,793	96	1,464	29	26	180
Asia Pacific	979	—	1,147	27	181	137
Total reportable segments	7,575	186	6,208	159	291	$991
Non-reportable segments	895	128	611	15	24
Corporate and unallocated items	—	—	681	6	9
Total	$8,470	$314	$7,500	$180	$324

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.
Corporate and unallocated items include corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three years ended December 31, 2014, 2013 and 2012 follows:

	2014	2013	2012
Segment income of reportable segments	$1,089	$980	$991
Segment income of non-reportable segments	92	102	98
Corporate and unallocated items	(197)	(165)	(194)
Provision for asbestos	(45)	(32)	(35)
Restructuring and other	(129)	(34)	—
Loss from early extinguishments of debt	(34)	(41)	—
Interest expense	(253)	(236)	(226)
Interest income	7	5	7
Foreign exchange	(14)	(3)	1
Income before income taxes and equity earnings	$516	$576	$642

For the three years ended December 31, 2014, 2013 and 2012, intercompany profit of $4, $2 and $5 was eliminated within segment income of non-reportable segments.

For the three years ended December 31, 2014, 2013 and 2012, no one customer accounted for more than 10% of the Company's consolidated net sales.

Sales by major product are:

	2014	2013	2012
Metal beverage cans and ends	$4,863	$4,824	$4,649
Metal food cans and ends	2,735	2,339	2,425
Other metal packaging	1,173	1,211	1,244
Other products	326	282	152
Consolidated net sales	$9,097	$8,656	$8,470

Sales and long-lived assets for the major countries in which the Company operates are:

	Net Sales			Long-Lived Assets
	2014	2013	2012	2014	2013
United States	$2,163	$2,214	$2,275	$329	$315
United Kingdom	783	759	852	174	163
Spain	728	420	409	236	77
France	586	547	568	89	70
Other	4,837	4,716	4,366	1,609	1,527
Consolidated total	$9,097	$8,656	$8,470	$2,437	$2,152

Crown Holdings, Inc.

Y.	Condensed Combining Financial Information

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $64 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•statements of comprehensive income and cash flows for the years ended December 31, 2014, 2013, 2012, and
•balance sheets as of December 31, 2014 and December 31, 2013 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2014 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$9,097		$9,097
Cost of products sold, excluding depreciation and amortization			7,525		7,525
Depreciation and amortization			190		190
Gross profit			1,382		1,382
Selling and administrative expense		$10	388		398
Provision for asbestos		45			45
Restructuring and other		14	115		129
Loss from early extinguishment of debt			34		34
Net interest expense		93	153		246
Translation and foreign exchange			14		14
Income/(loss) before income taxes		(162)	678		516
Provision for / (benefit from) income taxes		(26)	67		41
Equity earnings in affiliates	$387	500		$(887)	—
Net income	387	364	611	(887)	475
Net income attributable to noncontrolling interests			(88)		(88)
Net income attributable to Crown Holdings	$387	$364	$523	$(887)	$387

Comprehensive income	$135	$112	$360	$(383)	$224
Comprehensive income attributable to noncontrolling interests			(89)		(89)
Comprehensive income attributable to Crown Holdings	$135	$112	$271	$(383)	$135

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2013 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,656		$8,656
Cost of products sold, excluding depreciation and amortization		$(16)	7,196		7,180
Depreciation and amortization			134		134
Gross profit		16	1,326		1,342
Selling and administrative expense		6	419		425
Provision for asbestos		32			32
Restructuring and other		(2)	36		34
Loss from early extinguishment of debt			41		41
Net interest expense		101	130		231
Translation and foreign exchange			3		3
Income/(loss) before income taxes		(121)	697		576
Provision for / (benefit from) income taxes		(28)	176		148
Equity earnings in affiliates	$324	417		$(741)	—
Net income	324	324	521	(741)	428
Net income attributable to noncontrolling interests			(104)		(104)
Net income attributable to Crown Holdings	$324	$324	$417	$(741)	$324

Comprehensive income	$425	$425	$620	$(943)	$527
Comprehensive income attributable to noncontrolling interests			(102)		(102)
Comprehensive income attributable to Crown Holdings	$425	$425	$518	$(943)	$425

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2012 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,470		$8,470
Cost of products sold, excluding depreciation and amortization			7,013		7,013
Depreciation and amortization			180		180
Gross profit			1,277		1,277
Selling and administrative expense		$9	373		382
Provision for asbestos		35			35
Net interest expense		90	129		219
Translation and foreign exchange			(1)		(1)
Income/(loss) before income taxes		(134)	776		642
Provision for / (benefit from) income taxes		(36)	19		(17)
Equity earnings in affiliates	$559	657		$(1,211)	5
Net income	559	559	757	(1,211)	664
Net income attributable to noncontrolling interests			(105)		(105)
Net income attributable to Crown Holdings	$559	$559	$652	$(1,211)	$559

Comprehensive income	$535	$535	$738	$(1,163)	$645
Comprehensive income attributable to noncontrolling interests			(110)		(110)
Comprehensive income attributable to Crown Holdings	$535	$535	$628	$(1,163)	$535

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$965		$965
Receivables, net			1,031		1,031
Inventories			1,324		1,324
Prepaid expenses and other current assets	$1	$69	186		256
Assets held for sale			48		48
Total current assets	1	69	3,554		3,624

Intercompany debt receivables			2,885	$(2,885)	—
Investments	2,199	2,350		(4,549)	—
Goodwill and intangible assets			2,926		2,926
Property, plant and equipment, net			2,437		2,437
Other non-current assets		397	324		721
Total	$2,200	$2,816	$12,126	$(7,434)	$9,708

Liabilities and equity
Current liabilities
Short-term debt			$75		$75
Current maturities of long-term debt			177		177
Accounts payable and accrued liabilities	$20	$35	2,596		2,651
Liabilities related to assets held for sale			23		23
Total current liabilities	20	35	2,871		2,926

Long-term debt, excluding current maturities		412	4,595		5,007
Long-term intercompany debt	2,061	824		$(2,885)	—
Postretirement and pension liabilities			871		871
Other non-current liabilities		310	207		517
Commitments and contingent liabilities
Noncontrolling interests			268		268
Crown Holdings shareholders’ equity	119	1,235	3,314	(4,549)	119
Total equity	119	1,235	3,582	(4,549)	387
Total	$2,200	$2,816	$12,126	$(7,434)	$9,708

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$689		$689
Receivables, net			1,064		1,064
Inventories			1,213		1,213
Prepaid expenses and other current assets	$1	$103	110		214
Total current assets	1	103	3,076		3,180

Intercompany debt receivables			1,908	$(1,908)	—
Investments	1,176	2,212		(3,388)	—
Goodwill and intangible assets			2,040		2,040
Property, plant and equipment, net			2,152		2,152
Other non-current assets		349	309		658
Total	$1,177	$2,664	$9,485	$(5,296)	$8,030

Liabilities and equity
Current liabilities
Short-term debt			$279		$279
Current maturities of long-term debt			94		94
Accounts payable and accrued liabilities	$16	$36	2,495		2,547
Total current liabilities	16	36	2,868		2,920

Long-term debt, excluding current maturities		412	3,057		3,469
Long-term intercompany debt	1,157	751		$(1,908)	—
Postretirement and pension liabilities			891		891
Other non-current liabilities		289	172		461
Commitments and contingent liabilities
Noncontrolling interests			285		285
Crown Holdings shareholders’ equity	4	1,176	2,212	(3,388)	4
Total equity	4	1,176	2,497	(3,388)	289
Total	$1,177	$2,664	$9,485	$(5,296)	$8,030

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$25	$(130)	$1,017		$912
Cash flows from investing activities
Capital expenditures			(328)		(328)
Acquisition of businesses, net of cash acquired			(733)		(733)
Proceeds from sale of businesses, net of cash sold			22		22
Proceeds from sale of property, plant and equipment			16		16
Intercompany investing activities	(941)	56	941	$(56)	—
Other			2		2
Net cash provided by/(used for) investing activities	(941)	56	(80)	(56)	(1,021)
Cash flows from financing activities
Proceeds from long-term debt			2,742		2,742
Payments of long-term debt			(1,752)		(1,752)
Net change in revolving credit facility and short-term debt			(319)		(319)
Net change in long-term intercompany balances	904	74	(978)		—
Debt issue costs			(41)		(41)
Common stock issued	14				14
Common stock repurchased	(2)				(2)
Dividends paid			(56)	56	—
Purchase of noncontrollling interests			(93)		(93)
Dividend paid to noncontrolling interests			(77)		(77)
Other			(27)		(27)
Net cash provided by/(used for) financing activities	916	74	(601)	56	445
Effect of exchange rate changes on cash and cash equivalents			(60)		(60)
Net change in cash and cash equivalents	—	—	276	—	276
Cash and cash equivalents at January 1			689		689
Cash and cash equivalents at December 31	$—	$—	$965	$—	$965

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$37	$832		$885
Cash flows from investing activities
Capital expenditures			(275)		(275)
Insurance proceeds			8		8
Acquisition of businesses, net of cash acquired			(16)		(16)
Proceeds from sale of businesses, net of cash sold		10			10
Proceeds from sale of property, plant and equipment			29		29
Intercompany investing activities		77		$(77)	—
Other			(2)		(2)
Net cash provided by/(used for) investing activities		87	(256)	(77)	(246)
Cash flows from financing activities
Proceeds from long-term debt			1,083		1,083
Payments of long-term debt			(1,022)		(1,022)
Net change in revolving credit facility and short-term debt			18		18
Net change in long-term intercompany balances	263	(124)	(139)		—
Debt issue costs			(32)		(32)
Common stock issued	21				21
Common stock repurchased	(300)				(300)
Dividends paid			(77)	77	—
Purchase of noncontrolling interests			(16)		(16)
Dividend paid to noncontrolling interests			(78)		(78)
Other			20		20
Net cash provided by/(used for) financing activities	(16)	(124)	(243)	77	(306)
Effect of exchange rate changes on cash and cash equivalents			6		6
Net change in cash and cash equivalents	—	—	339	—	339
Cash and cash equivalents at January 1			350		350
Cash and cash equivalents at December 31	$—	$—	$689	$—	$689

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS For the year ended December 31, 2012 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$(217)	$822		$621
Cash flows from investing activities
Capital expenditures			(324)		(324)
Insurance proceeds			48		48
Acquisition of businesses, net of cash acquired			(78)		(78)
Proceeds from sale of property, plant and equipment			3		3
Intercompany investing activities		67		$(67)	—
Other			(11)		(11)
Net cash provided by/(used for) investing activities	—	67	(362)	(67)	(362)
Cash flows from financing activities
Proceeds from long-term debt			110		110
Payments of long-term debt			(66)		(66)
Net change in revolving credit facility and short-term debt			28		28
Net change in long-term intercompany balances	226	150	(376)		—
Debt issue costs					—
Common stock issued	15				15
Common stock repurchased	(257)				(257)
Dividends paid			(67)	67	—
Purchase of noncontrolling interests			(4)		(4)
Dividend paid to noncontrolling interests			(79)		(79)
Other			(1)		(1)
Net cash provided by/(used for) financing activities	(16)	150	(455)	67	(254)
Effect of exchange rate changes on cash and cash equivalents			3		3
Net change in cash and cash equivalents	—	—	8	—	8
Cash and cash equivalents at January 1			342		342
Cash and cash equivalents at December 31	$—	$—	$350	$—	$350

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuers), wholly owned subsidiaries of the Company, have outstanding $700 principal amount of 6.25% senior notes due 2021 and $1,000 principal amount of 4.5% senior notes due 2023, which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of comprehensive income and cash flows for the years ended December 31, 2014, 2013, 2012, and

•	balance sheets as of December 31, 2014 and December 31, 2013 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2014 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,154	$6,943		$9,097
Cost of products sold, excluding depreciation and amortization			1,725	5,800		7,525
Depreciation and amortization			31	159		190
Gross profit			398	984		1,382
Selling and administrative expense		$9	144	245		398
Provision for asbestos			45			45
Restructuring and other		5	44	80		129
Loss from early extinguishment of debt				34		34
Net interest expense		58	90	98		246
Technology royalty			(48)	48		—
Translation and foreign exchange				14		14
Income/(loss) before income taxes		(72)	123	465		516
Provision for / (benefit from) income taxes		(27)	86	(18)		41
Equity earnings in affiliates	$387	222	327		$(936)	—
Net income	387	177	364	483	(936)	475
Net income attributable to noncontrolling interests				(88)		(88)
Net income attributable to Crown Holdings	$387	$177	$364	$395	$(936)	$387

Comprehensive income	$135	$67	$112	$340	$(430)	$224
Comprehensive income attributable to noncontrolling interests				(89)		(89)
Comprehensive income attributable to Crown Holdings	$135	$67	$112	$251	$(430)	$135

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2013 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,214	$6,442		$8,656
Cost of products sold, excluding depreciation and amortization			1,746	5,434		7,180
Depreciation and amortization			29	105		134
Gross profit			439	903		1,342
Selling and administrative expense		$9	154	262		425
Provision for asbestos			32			32
Restructuring and other			2	32		34
Loss from early extinguishment of debt		39		2		41
Net interest expense		46	91	94		231
Technology royalty			(48)	48		—
Translation and foreign exchange				3		3
Income/(loss) before income taxes		(94)	208	462		576
Provision for / (benefit from) income taxes		(36)	100	84		148
Equity earnings in affiliates	$324	247	216		$(787)	—
Net income	324	189	324	378	(787)	428
Net income attributable to noncontrolling interests				(104)		(104)
Net income attributable to Crown Holdings	$324	$189	$324	$274	$(787)	$324

Comprehensive income	$425	$332	$425	$336	$(991)	$527
Comprehensive income attributable to noncontrolling interests				(102)		(102)
Comprehensive income attributable to Crown Holdings	$425	$332	$425	$234	$(991)	$425

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2012 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,276	$6,194		$8,470
Cost of products sold, excluding depreciation and amortization			1,821	5,192		7,013
Depreciation and amortization			40	140		180
Gross profit			415	862		1,277
Selling and administrative expense		$7	131	244		382
Provision for asbestos			35			35
Restructuring and other			4	(4)		—
Net interest expense		50	90	79		219
Technology royalty			(41)	41		—
Translation and foreign exchange				(1)		(1)
Income/(loss) before income taxes		(57)	196	503		642
Provision for / (benefit from) income taxes		(22)	(97)	102		(17)
Equity earnings in affiliates	$559	217	266	1	$(1,038)	5
Net income	559	182	559	402	(1,038)	664
Net income attributable to noncontrolling interests				(105)		(105)
Net income attributable to Crown Holdings	$559	$182	$559	$297	$(1,038)	$559

Comprehensive income	$535	$162	$535	$391	$(978)	$645
Comprehensive income attributable to noncontrolling interests				(110)		(110)
Comprehensive income attributable to Crown Holdings	$535	$162	$535	$281	$(978)	$535

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$128		$837		$965
Receivables, net			$18	1,013		1,031
Intercompany receivables			20	11	$(31)	—
Inventories			291	1,033		1,324
Prepaid expenses and other current assets	$1	4	75	176		256
Assets held for sale				48		48
Total current assets	1	132	404	3,118	(31)	3,624

Intercompany debt receivables		2,415	2,640	27	(5,082)	—
Investments	2,199	2,005	850		(5,054)	—
Goodwill and intangible assets			473	2,453		2,926
Property, plant and equipment, net		1	328	2,108		2,437
Other non-current assets		51	413	257		721
Total	$2,200	$4,604	$5,108	$7,963	$(10,167)	$9,708

Liabilities and equity
Current liabilities
Short-term debt				$75		$75
Current maturities of long-term debt			$44	133		177
Accounts payable and accrued liabilities	$20	$49	480	2,102		2,651
Intercompany payables			11	20	$(31)	—
Liabilities related to assets held for sale				23		23
Total current liabilities	20	49	535	2,353	(31)	2,926

Long-term debt, excluding current maturities		2,858	368	1,781		5,007
Long-term intercompany debt	2,061	584	2,199	238	(5,082)	—
Postretirement and pension liabilities			464	407		871
Other non-current liabilities			307	210		517
Commitments and contingent liabilities
Noncontrolling interests				268		268
Crown Holdings shareholders’ equity	119	1,113	1,235	2,706	(5,054)	119
Total equity	119	1,113	1,235	2,974	(5,054)	387
Total	$2,200	$4,604	$5,108	$7,963	$(10,167)	$9,708

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$177	$2	$510		$689
Receivables, net			26	1,038		1,064
Intercompany receivables			30	81	$(111)	—
Inventories			266	947		1,213
Prepaid expenses and other current assets	$1	2	109	102		214
Total current assets	1	179	433	2,678	(111)	3,180

Intercompany debt receivables		1,476	1,808	19	(3,303)	—
Investments	1,176	1,917	685		(3,778)	—
Goodwill and intangible assets			477	1,563		2,040
Property, plant and equipment, net		1	314	1,837		2,152
Other non-current assets		36	364	258		658
Total	$1,177	$3,609	$4,081	$6,355	$(7,192)	$8,030

Liabilities and equity
Current liabilities
Short-term debt				$279		$279
Current maturities of long-term debt				94		94
Accounts payable and accrued liabilities	$16	$49	$466	2,016		2,547
Intercompany payables			81	30	$(111)	—
Total current liabilities	16	49	547	2,419	(111)	2,920

Long-term debt, excluding current maturities		1,920	412	1,137		3,469
Long-term intercompany debt	1,157	594	1,353	199	(3,303)	—
Postretirement and pension liabilities			299	592		891
Other non-current liabilities			294	167		461
Commitments and contingent liabilities
Noncontrolling interests				285		285
Crown Holdings shareholders’ equity	4	1,046	1,176	1,556	(3,778)	4
Total equity	4	1,046	1,176	1,841	(3,778)	289
Total	$1,177	$3,609	$4,081	$6,355	$(7,192)	$8,030

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$25	$(38)	$52	$873		$912
Cash flows from investing activities
Capital expenditures			(42)	(286)		(328)
Acquisition of businesses, net of cash acquired				(733)		(733)
Proceeds from sale of businesses, net of cash sold				22		22
Proceeds from sale of property, plant and equipment			6	10		16
Intercompany investing activities	(941)	24	44	954	$(81)	—
Other				2		2
Net cash provided by/(used for) investing activities	(941)	24	8	(31)	(81)	(1,021)
Cash flows from financing activities
Proceeds from long-term debt		942		1,800		2,742
Payments of long-term debt		(4)		(1,748)		(1,752)
Net change in revolving credit facility and short-term debt				(319)		(319)
Net change in long-term intercompany balances	904	(949)	14	31		—
Debt issue costs		(24)		(17)		(41)
Common stock issued	14					14
Common stock repurchased	(2)					(2)
Dividends paid				(81)	81	—
Purchase of noncontrolling interests			(76)	(17)		(93)
Dividends paid to noncontrolling interests				(77)		(77)
Other				(27)		(27)
Net cash provided by/(used for) financing activities	916	(35)	(62)	(455)	81	445
Effect of exchange rate changes on cash and cash equivalents				(60)		(60)
Net change in cash and cash equivalents	—	(49)	(2)	327	—	276
Cash and cash equivalents at January 1		177	2	510		689
Cash and cash equivalents at December 31	$—	$128	$—	$837	$—	$965

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$16	$(18)	$352	$535		$885
Cash flows from investing activities
Capital expenditures			(37)	(238)		(275)
Insurance proceeds				8		8
Acquisition of businesses, net of cash acquired				(16)		(16)
Proceeds from sale of businesses, net of cash sold			10			10
Proceeds from sale of property, plant and equipment			4	25		29
Intercompany investing activities		32	91		$(123)	—
Other				(2)		(2)
Net cash provided by/(used for) investing activities	—	32	68	(223)	(123)	(246)
Cash flows from financing activities
Proceeds from long-term debt		1,000		83		1,083
Payments of long-term debt		(730)		(292)		(1,022)
Net change in revolving credit facility and short-term debt				18		18
Net change in long-term intercompany balances	263	(108)	(419)	264		—
Debt issue costs		(26)		(6)		(32)
Common stock issued	21					21
Common stock repurchased	(300)					(300)
Dividends paid				(123)	123	—
Purchase of noncontrolling interests				(16)		(16)
Dividends paid to noncontrolling interests				(78)		(78)
Other				20		20
Net cash provided by/(used for) financing activities	(16)	136	(419)	(130)	123	(306)
Effect of exchange rate changes on cash and cash equivalents				6		6
Net change in cash and cash equivalents	—	150	1	188	—	339
Cash and cash equivalents at January 1		27	1	322		350
Cash and cash equivalents at December 31	$—	$177	$2	$510	$—	$689

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$16	$(28)	$213	$420		$621
Cash flows from investing activities
Capital expenditures			(41)	(283)		(324)
Insurance proceeds				48		48
Acquisition of businesses, net of cash acquired			(29)	(49)		(78)
Proceeds from sale of property, plant and equipment			1	2		3
Intercompany investing activities		29	268		$(297)	—
Other				(11)		(11)
Net cash provided by/(used for) investing activities	—	29	199	(293)	(297)	(362)
Cash flows from financing activities
Proceeds from long-term debt				110		110
Payments of long-term debt			(1)	(65)		(66)
Net change in revolving credit facility and short-term debt		(104)		132		28
Net change in long-term intercompany balances	226	109	(408)	73		—
Common stock issued	15					15
Common stock repurchased	(257)					(257)
Dividends paid				(297)	297	—
Purchase of noncontrolling interests			(3)	(1)		(4)
Dividends paid to noncontrolling interests				(79)		(79)
Other				(1)		(1)
Net cash provided by/(used for) financing activities	(16)	5	(412)	(128)	297	(254)
Effect of exchange rate changes on cash and cash equivalents				3		3
Net change in cash and cash equivalents	—	6	—	2	—	8
Cash and cash equivalents at January 1		21	1	320		342
Cash and cash equivalents at December 31	$—	$27	$1	$322	$—	$350

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2014				2013
	First (1)	Second (2)	Third (3)	Fourth (4)	First (5)	Second (6)	Third (7)	Fourth (8)
Net sales	$1,993	$2,383	$2,594	$2,127	$1,973	$2,223	$2,389	$2,071
Gross profit *	297	376	422	287	299	375	394	274
Net income attributable to Crown Holdings	24	106	244	13	41	133	101	49
Earnings per average common share:
Basic	0.18	0.77	1.78	0.09	0.29	0.94	0.73	0.36
Diluted	0.17	0.76	1.76	0.09	0.28	0.93	0.73	0.36
Average common shares outstanding:
Basic	136.8	137.2	137.4	137.5	142.5	141.2	137.8	136.6
Diluted	137.9	138.6	138.7	138.8	144.0	142.5	139.2	137.7
Common stock price range: **
High	$45.14	$50.89	$51.56	$52.52	$41.69	$44.31	$45.40	$44.94
Low	37.29	44.11	44.24	42.50	37.00	39.32	40.92	39.77
Close	44.74	49.76	44.52	50.90	41.61	41.13	42.28	44.57
* The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.
** Source: New York Stock Exchange - Composite Transactions

Notes:

(1)	Includes pre-tax charges of $52 for restructuring and other and $7 for hedge ineffectiveness.

(2)	Includes pre-tax charges of $31 for restructuring and other and $15 for fair value adjustments in inventory and a pre-tax benefit of $3 for hedge ineffectiveness.

(3)
Includes pre-tax charges of $34 for loss from early extinguishment of debt, $8 for restructuring and other and $4 for fair value adjustments in inventory, a pre-tax benefit of $4 for hedge ineffectiveness and an income tax benefit of $90 for the reversal of a tax valuation allowance.

(4)	Includes pre-tax charges of $45 for asbestos claims and $38 for restructuring and other and an income tax benefit of $10 for a tax law change and changes in valuation allowance.

(5)	Includes pre-tax charges of $38 for loss from early debt extinguishment and $4 for restructuring and other.

(6)	Includes pre-tax charge of $4 for restructuring and other.

(7)	Includes a net pre-tax charge of $31 for restructuring and other and an income tax charge of $18 for tax law changes.

(8)
Includes pre-tax charges of $32 for asbestos claims and $3 for loss from early extinguishment of debt, a net pre-tax benefit of $5 for restructuring and other and an income tax benefit of $7 for tax law changes.

Crown Holdings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions – Write-offs	Balance at end of period

For the year ended December 31, 2014

Allowances deducted from assets to which they apply:

Trade accounts receivable	$78	$—	$10	$—	$88

Deferred tax assets	343	(70)	(11)	(17)	245

For the year ended December 31, 2013

Allowances deducted from assets to which they apply:

Trade accounts receivable	37	41	2	(2)	78

Deferred tax assets	400	(1)	1	(57)	343

For the year ended December 31, 2012

Allowances deducted from assets to which they apply:

Trade accounts receivable	37	—	2	(2)	37

Deferred tax assets	359	56	(15)	—	400

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 26, 2015, the Company entered into an employment agreement with Djalma Novaes, Jr., who will serve as the Company’s President - Americas Division.  The agreement sets forth the terms and conditions of Mr. Novaes’s compensation and benefits and includes, among other things, certain termination and severance provisions and confidentiality, non-competition and other restrictive covenants. In addition, on February 26, 2015, the Company entered into a senior executive retirement agreement with Mr. Novaes, pursuant to which Mr. Novaes will participate in the Crown Senior Executive Retirement Plan. Mr. Novaes’s employment agreement and senior executive retirement agreement are attached as exhibits to this Annual Report on Form 10-K and are incorporated herein by reference.

On February 26, 2015, the Company amended its employment agreement with Raymond L. McGowan, Jr. in order to extend the period during which Mr. McGowan is prohibited from competing with the Company and to provide for post-employment vesting of certain equity grants previously made to Mr. McGowan. The amendment to Mr. McGowan’s employment agreement is attached as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

John W. Conway	69	Chairman of the Board and Chief Executive Officer	2001
Timothy J. Donahue	52	President and Chief Operating Officer	2013
Djalma Novaes, Jr.	54	President – Americas Division	2015
Gerard H. Gifford	59	President – European Division	2012
Jozef Salaerts	60	President – Asia Pacific Division	2007
Thomas A. Kelly	55	Senior Vice President and Chief Financial Officer	2013
Kevin C. Clothier	46	Vice President and Corporate Controller	2009

All of the principal executive officers, except Mr. Novaes whose current service with the Company began in March 2014, have been employed by the Company for the past five years.

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

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 23, 2015” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2014 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	1,459,722 (1) (2)	24.98 (2)	6,016,424 (3)
Equity compensation plans not approved by security holders		N/A
Total	1,459,722	$24.98	6,016,424

(1)	Includes the 2004, 2006 and 2013 Stock-Based Incentive Compensation Plans.

(2)
Includes 515,100 shares of deferred stock awarded from the 2013 Stock-Based Incentive Compensation Plan in 2014 and 2013. The shares are time-vesting and will be issued over 4 years commencing May 2015. The weighted-average exercise price in the table does not include these shares.

(3) Includes 4,927,040, 882,104 and 207,280 shares available for issuance at December 31, 2014 under the 2013 Stock Based Incentive Compensation Plan, the Company’s Employee Stock Purchase Plan and the Stock Compensation Plan for Non-Employee Directors, respectively.

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Supplementary Information

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)	Exhibits

2.a
Share Purchase Agreement, dated October 30, 2013, between Lata Lux Holding Parent S.à r.l and Crown Holdings, Inc. (incorporated by reference to Exhibit 2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 000-50189)).

2.b
Stock Purchase Agreement, dated as of August 31, 2014, by and among Heineken International B.V., Heineken Mexico Holding, S.A. de C.V., Cuauhtémoc Moctezuma Holding, S.A. de C.V., Crown Holdings, Inc., Crown Packaging Lux III S.à r.l., Fábricas Monterrey, S.A. de C.V., Cierres Herméticos, S.A. de C.V., Terrestratégicos, S.A. de C.V., Prolatamex, S.A. de C.V., Sílices de Veracruz, S.A. de C.V., Glass & Silice, S.A. de C.V. and Sílice del Istmo, S.A. de C.V. (incorporated by reference to Exhibit 2 of the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 000-50189)).

3.a
Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50189)).

3.b
Amended and Restated By-Laws of Crown Holdings, Inc. (incorporated by reference to Exhibit 3.b of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 000-50189)).

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

4.k
Indenture, dated as of January 31, 2011, by and among Crown Americas LLC, Crown Americas Capital Corp. III, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 6 1/4% Senior Notes due 2021. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2011 (File No. 000-05189)).

4.l	Form of 6 1/4% Senior Notes due 2021 (included in Exhibit 4.k).

4.m
Registration Rights Agreement, dated as of January 9, 2013, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp. IV, Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the $800 million 4 1/2% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated January 9, 2013 (File No. 000-50189)).

4.n
Indenture, dated as of January 9, 2013, by and among Crown Americas LLC and Crown Americas Capital Corp. IV, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4 1/2% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated January 9, 2013 (File No. 000-50189)).

4.o	Form of 4 ½% Senior Notes due 2023 (included in Exhibit 4.n).

4.p
Registration Rights Agreement, dated as of January 15, 2013, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp. IV, Deutsche Bank Securities Inc., as the Initial Purchaser, and the Guarantors (as defined therein), relating to the $200 million 4 1/2% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated January 15, 2013 (File No. 000-50189)).

Crown Holdings, Inc.

4.q       Credit Agreement, dated as of December 19, 2013, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings SA, as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG London Branch, a U.K. Administrative Agent, Deutsche Bank AG Canada Branch, as Canadian Administrative Agent, and various Lending Institutions (incorporated by reference to Exhibit 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 000-50189)).

4.r
First Amendment to Credit Agreement, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings SA, as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, Crown Holdings, Inc., Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG London Branch, a U.K. Administrative Agent, Deutsche Bank AG Canada Branch, as Canadian Administrative Agent, and various Lending Institutions referred to therein (incorporated by reference to Exhibit 4.1 of the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 000-50189)).

4.s
Indenture, dated as of July 8, 2014, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €650 million 4% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 11, 2014 (File No. 000-50189)).

4.t	Form of 4% Senior Notes due 2022 (included in Exhibit 4.s).

4.u
Incremental Amendment No. 1, among Crown Americas LLC, as U.S. Borrower, Deutsche Bank AG New York Branch, as administrative agent for the Term A Lenders, TD Bank, N.A., The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, Ltd., to that certain Credit Agreement, dated as of December 19, 2013, as amended.

4.v
Incremental Amendment No. 2, among Crown Americas LLC, as U.S. Borrower, Deutsche Bank AG New York Branch, as administrative agent for certain Term Lenders, and the Term Loan B Lenders party thereto, to that certain Credit Agreement, dated as of December 19, 2013, as amended.

Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its request.

10.a
Purchase Agreement, dated as of January 3, 2013, by and among the Company, Crown Americas LLC, Crown Americas Capital Corp. IV, Deutsche Bank Securities Inc. as Representative, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated January 3, 2013 (File No. 000-50189)).

10.b
Purchase Agreement, dated as of January 9, 2013, by and among the Company, Crown Americas LLC, Crown Americas Capital Corp. IV, Deutsche Bank Securities Inc., as the Initial Purchaser, and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated January 9, 2013 (File No. 000-50189)).

10.c	Employment Contracts:

(1)     Employment contract between Crown Holdings, Inc. and John W. Conway, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 000-50189)).

(2)
Second amendment to employment contract, dated May 3, 2007, between Crown Holdings, Inc. and John W. Conway, dated as of December 11, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 17, 2013 (File No. 000-50189)).

(3)      Second amendment to the employment contract, dated May 3, 2007, between Crown Holdings, Inc. and Timothy J. Donahue, dated as of December 11, 2008 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated December 11, 2008 (File No. 000-50189)).

Crown Holdings, Inc.

(4)      Employment contract between Crown Holdings, Inc. and Timothy J. Donahue, dated May 3, 2007 (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 000-50189)).

(5)     Employment contract between Crown Holdings, Inc. and Raymond L. McGowan, Jr., dated May 3, 2007 (incorporated by reference to Exhibit 10.h(7) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-50189)).

(6)	Second Amendment to the employment contract, effective May 3, 2007, between Crown Holdings, Inc. and Raymond L. McGowan Jr., dated as of February 26, 2015.

(7)
First amendment to the employment contract, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford, dated as of July 24, 2013 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No 000-50189)).

(8)
Executive Employment Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No 000-50189)).

(9)
Employment contract between Crown Holdings, Inc. and Thomas A. Kelly, dated July 24, 2013 (incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 000-50189)).

(10)
Employment contract between Crown Holdings, Inc. and Jozef Salaerts, dated November 5, 2012 (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No 000-50189)).

(11)	Employment contract between Crown Holdings, Inc. and Djalma Novaes Jr., dated February 26, 2015.

10.d
Crown Holdings, Inc. Economic Profit Incentive Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.i of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-50189)).

10.e
Crown Holdings, Inc. Senior Executive Retirement Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.l of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-50189)).

10.f	Senior Executive Retirement Agreements:

(1)      Senior Executive Retirement Agreement between Crown Holdings, Inc. and John W. Conway, dated May 3, 2007 (incorporated by reference to Exhibit 10.4(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 000-50189)).

(2)      Senior Executive Retirement Agreement between Crown Holdings, Inc. and Timothy J. Donahue, dated May 3, 2007 (incorporated by reference to Exhibit 10.4(e) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 000-50189)).

(3)      Senior Executive Retirement Agreement between Crown Holdings, Inc. and Christopher C. Homfray, effective January 1, 2008 (incorporated by reference to Exhibit 10.m(6) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-50189)).

(4)      Senior Executive Retirement Agreement between Crown Holdings, Inc. and Raymond L. McGowan, Jr., dated May 3, 2007 (incorporated by reference to Exhibit 10.m(7) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-50189)).

(5)
Senior Executive Retirement Agreement between Crown Holdings, Inc. and Jozef Salaerts, effective January 1, 2008 (incorporated by reference to Exhibit 10.m(8) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-50189)).

Crown Holdings, Inc.

(6)
Senior Executive Retirement Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No 000-50189)).

(7)
Amendment No. 1 to the Senior Executive Retirement Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford dated December 28, 2012 (incorporated by reference to Exhibit 10.m(7) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50189)).

(8)
Senior Executive Retirement Agreement, effective July 24, 2013, between Crown Holdings, Inc. and Thomas A. Kelly (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No 000-50189)).

(9)	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Djalma Novaes Jr., dated February 26, 2015.

10.g
Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50189)).

10.h
Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.dd of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50189)).

10.i
Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 000-50189)).

10.j
Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.ff of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50189)).

10.k
Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-51089)).

10.l
Crown Holdings, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-50189)).

10.m
Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 000-50189)).

10.n
Crown Cork & Seal Company, Inc. Pension Plan for Outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.o
Amendment No. 1, effective April 1, 2005, to the Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50189)).

10.p
Master Definitions Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian Calculation Agent, FCC Account Bank, Liquidity Facility Provider and Swap Counterparty, Eliopée Limited, as Eliopée, GE Factofrance, as Back-up Servicer, Crown European Holdings, as Parent Company, the Entities listed in Schedule, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent (incorporated by reference to Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-50189)).

Crown Holdings, Inc.

10.q
Master Receivables Transfer and Servicing Agreement, dated June 21, 2005, between France Titrisation, as Management Company, BNP Paribas, as Custodian, the Entities listed in Schedule 1 of Appendix 1, as Sellers or Servicers, CROWN Emballage France SAS, as French Administrative Agent and CROWN Packaging UK PLC, as English Administrative Agent (incorporated by reference to Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-50189)).

10.r
Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 24, 2006 (File No. 000-50189)).

10.s
Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.pp of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50189)).

10.t
Amendment No. 2, effective July 28, 2010, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-50189)).

10.u
Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 000-50189)).

10.v
Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 18, 2013 (File No. 000-50189)).

10.w
Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 000-50189)).

10.x
Form of Agreement for Deferred Stock Awards under Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 000-50189)).

10.y
Crown Cork & Seal Company, Inc. Restoration Plan, dated July 28, 2010 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-50189)).

10.z
Amendment No. 1, effective July 1, 2011, to the Crown Cork & Seal Company, Inc. Restoration Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-50189)).

10.aa
Receivables Purchase Agreement, dated as of March 9, 2010, among Crown Cork & Seal Receivables (DE) Corporation, as the seller, Crown Cork & Seal USA, Inc., as the servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as administrative agent, and the conduit purchasers, alternate purchasers, facility agents party thereto from time to time (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 000-50189)).

10.bb
Parent Undertaking Agreement, dated as of March 9, 2010, made by Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc. in favor of the purchasers, the facility agents and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 000-50189)).

10.cc
Third Amended and Restated Receivables Sale Agreement, dated as of March 9, 2010, among Crown Cork and Seal USA, Inc., as a seller and the servicer, CROWN Metal packaging Canada LP, as a seller, and Crown Cork & Seal Receivables (DE) Corporation, as the buyer (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 000-50189)).

Crown Holdings, Inc.

10.dd
Purchase Agreement, dated as of June 26, 2014, by and among Crown Holdings, Inc., Crown European Holdings S.A., BNP Paribas and the Royal Bank of Scotland plc as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated July 2, 2014 (File No. 000-50189)).

Exhibits 10.c through 10.z, with the exception of 10.p and 10.q are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

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

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John W. Conway, Chairman of the Board and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ Kevin C. Clothier
Kevin C. Clothier
Vice President and Corporate Controller
Date: March 2, 2015
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Conway, Timothy J. Donahue and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2014 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ John W. Conway
John W. Conway	Chairman of the Board and Chief Executive Officer

/s/ Thomas A. Kelly
Thomas A. Kelly	Senior Vice President and Chief Financial Officer

/s/ Kevin C. Clothier
Kevin C. Clothier	Vice President and Corporate Controller

SIGNATURE
DIRECTORS

/s/ Jenne K. Britell	/s/ Josef M. Müller
Jenne K. Britell	Josef M. Müller

/s/ Thomas A. Ralph
Arnold W. Donald	Thomas A. Ralph

/s/ William G. Little	/s/ Caesar F. Sweitzer
William G. Little	Caesar F. Sweitzer

/s/ Hans J. Löliger	/s/ Jim L. Turner
Hans J. Löliger	Jim L. Turner

/s/ William S. Urkiel
James H. Miller	William S. Urkiel