Form 10-Q
period 2015-03-31
CROWN HOLDINGS INC
filed 2015-05-06
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ____  TO ____

COMMISSION FILE NUMBER 000-50189
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 139,231,446 shares of Common Stock outstanding as of May 4, 2015.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2015	2014
Net sales	$1,997	$1,993
Cost of products sold, excluding depreciation and amortization	1,660	1,661
Depreciation and amortization	51	35
Gross profit	286	297
Selling and administrative expense	98	104
Restructuring and other	20	52
Interest expense	65	58
Interest income	(2)	(2)
Foreign exchange	6	6
Income before income taxes	99	79
Provision for income taxes	37	33
Net income	62	46
Net income attributable to noncontrolling interests	(18)	(22)
Net income attributable to Crown Holdings	$44	$24

Earnings per common share attributable to Crown Holdings:
Basic	$0.32	$0.18
Diluted	$0.32	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31
	2015	2014
Net income	$62	$46

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(211)	(4)
Pension and other postretirement benefits	11	15
Derivatives qualifying as hedges	(2)	7
Total other comprehensive income (loss)	(202)	18

Total comprehensive income (loss)	(140)	64
Net income attributable to noncontrolling interests	(18)	(22)
Translation adjustments attributable to noncontrolling interests	2	—
Comprehensive income (loss) attributable to Crown Holdings	$(156)	$42

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$280	$965
Receivables, net	1,039	1,031
Inventories	1,446	1,324
Prepaid expenses and other current assets	312	256
Assets held for sale	—	48
Total current assets	3,077	3,624

Goodwill and intangible assets, net	3,746	2,926
Property, plant and equipment, net	2,619	2,437
Other non-current assets	702	721
Total	$10,144	$9,708

Liabilities and equity
Current liabilities
Short-term debt	$72	$75
Current maturities of long-term debt	172	177
Accounts payable and accrued liabilities	2,369	2,651
Liabilities held for sale	—	23
Total current liabilities	2,613	2,926

Long-term debt, excluding current maturities	5,746	5,007
Postretirement and pension liabilities	879	871
Other non-current liabilities	658	517
Commitments and contingent liabilities (Note L)
Noncontrolling interests	275	268
Crown Holdings shareholders’ equity / (deficit)	(27)	119
Total equity	248	387
Total	$10,144	$9,708

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31
	2015	2014
Cash flows from operating activities
Net income	$62	$46
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	51	35
Restructuring and other	20	52
Pension expense	11	16
Pension contributions	(17)	(22)
Stock-based compensation	11	9
Changes in assets and liabilities:
Receivables	25	(157)
Inventories	(144)	(154)
Accounts payable and accrued liabilities	(262)	(281)
Other, net	(44)	(39)
Net cash used for operating activities	(287)	(495)
Cash flows from investing activities
Capital expenditures	(52)	(84)
Purchase of business	(1,206)	—
Proceeds from sale of business	21	—
Other	(9)	11
Net cash used for investing activities	(1,246)	(73)
Cash flows from financing activities
Proceeds from long-term debt	750	70
Payments of long-term debt	(41)	(29)
Net change in revolving credit facility and short-term debt	234	218
Common stock issued	3	4
Common stock repurchased	(4)	(2)
Purchase of noncontrolling interests	—	(93)
Dividends paid to noncontrolling interests	(9)	(23)
Other	(47)	2
Net cash provided by financing activities	886	147
Effect of exchange rate changes on cash and cash equivalents	(38)	(1)
Net change in cash and cash equivalents	(685)	(422)
Cash and cash equivalents at January 1	965	689
Cash and cash equivalents at March 31	$280	$267

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2014	$929	$431	$1,395	$(2,513)	$(238)	$4	$285	$289
Net income			24			24	22	46
Other comprehensive income / (loss)				18		18	—	18
Dividends paid to noncontrolling interests							(8)	(8)
Stock-based compensation		9				9		9
Common stock issued		3			1	4		4
Common stock repurchased		(2)			—	(2)		(2)
Purchase of noncontrolling interests		(54)				(54)	(44)	(98)
Balance at March 31, 2014	$929	$387	$1,419	$(2,495)	$(237)	$3	$255	$258

Balance at January 1, 2015	$929	$407	$1,782	$(2,765)	$(234)	$119	$268	$387
Net income			44			44	18	62
Other comprehensive income / (loss)				(200)		(200)	(2)	(202)
Dividends paid to noncontrolling interests							(9)	(9)
Stock-based compensation		11				11		11
Common stock issued		2			1	3		3
Common stock repurchased		(4)				(4)		(4)
Balance at March 31, 2015	$929	$416	$1,826	$(2,965)	$(233)	$(27)	$275	$248

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2015 and the results of its operations for the three months ended March 31, 2015 and 2014 and of its cash flows for the three months ended March 31, 2015 and 2014. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

B.	Accounting and Reporting Developments

Recently Adopted Accounting Standards

In the first quarter of 2015, the Company adopted changes to the definition of discontinued operations to include only disposals that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The change did not impact the Company's financial statements in the first quarter.

Recently Issued Accounting Standards

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The guidance is currently effective for the Company beginning in the first quarter of 2017. Early adoption is not permitted and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

In April, the FASB issued new guidance related to the classification of debt issuance costs. The guidance requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the liability instead of a deferred charge. The guidance is effective for the Company beginning in the first quarter of 2016. Early adoption is permitted. The guidance is not expected to impact the Company's financial statements other than presentation on the balance sheet.

C.	Acquisitions

Empaque

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

The following table summarizes the consideration transferred to acquire Empaque and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date.

Crown Holdings, Inc.

Fair value of consideration transferred
Cash	$1,206
Total consideration	$1,206

Recognized amounts of identifiable assets acquired and liabilities assumed:
Receivables, net	103
Inventories	55
Prepaid expenses and other current assets	1
Intangible assets	457
Property, plant and equipment, net	275
Accounts payable and accrued liabilities	(86)
Other non-current liabilities	(217)
Total identifiable net assets	$588

Goodwill	$618

The acquired goodwill was assigned to the Company's Americas Beverage segment and is not expected to be deductible for tax purposes.
The acquired property, plant and equipment will be depreciated over the estimated remaining useful lives of the equipment in accordance with the Company's existing policies and procedures, primarily on a straight-line basis.
Intangible assets include $160 of customer relationships that will be amortized over 18 years and $297 for a long-term supply contract with Heineken affiliates that will be amortized over 15 years.
The Company has not finalized its valuation of the assets acquired and as a result has not yet finalized the determination of the fair value of assets acquired and liabilities assumed. The Company expects to finalize its purchase accounting within one year of the acquisition date.
Empaque contributed sales of approximately $75 and net income attributable to Crown Holdings of $2 in the first quarter of 2015, which included a charge of $6 related to the impact of fair value adjustments for the sale of inventory acquired.

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
The Company intends to finalize its valuation of the assets acquired and liabilities assumed during the second quarter of 2015.

Crown Holdings, Inc.

D.    Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at December 31, 2013	$(1,828)	$(658)	$(27)	$(2,513)
Other comprehensive loss before reclassifications	—	(4)	(8)	(12)
Amounts reclassified from accumulated other comprehensive income	15	—	15	30
Other comprehensive income (loss)	15	(4)	7	18
Balance at March 31, 2014	$(1,813)	$(662)	$(20)	$(2,495)

Balance at December 31, 2014	$(1,781)	$(980)	$(4)	$(2,765)
Other comprehensive loss before reclassifications	—	(209)	(2)	(211)
Amounts reclassified from accumulated other comprehensive income	11	—	—	11
Other comprehensive income (loss)	11	(209)	(2)	(200)
Balance at March 31, 2015	$(1,770)	$(1,189)	$(6)	$(2,965)

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Amount reclassified from accumulated other comprehensive income
	Three Months Ended
Details about accumulated other	March 31		Affected line item in the
comprehensive income components	2015	2014	statement of operations
Gains and losses on cash flow hedges
Commodities	$(1)	$19	Cost of products sold
	(1)	19	Total before tax
	—	(6)	Provision for income taxes
	$(1)	$13	Net of tax

Foreign exchange	$—	$1	Net sales
	1	1	Cost of products sold
	1	2	Total before tax
	—	—	Provision for income taxes
	$1	$2	Net of tax

Total gains and losses on cash flow hedges	$—	$15

Amortization of defined benefit plan items
Actuarial losses	$27	$30	(a)
Prior service credit	(12)	(12)	(a)
	15	18	Total before tax
	(4)	(3)	Provision for income taxes
	$11	$15	Net of tax

Total reclassifications for the period	$11	$30	Net of tax

Crown Holdings, Inc.

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement cost. See Note N for further details.

E.     Stock-Based Compensation

A summary of restricted stock transactions during the three months ended March 31, 2015 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2015	1,960,357
Awarded:
Time-vesting shares	93,480
Performance-based shares	201,092
Released:
Time-vesting shares	(99,867)
Performance-based shares	(155,180)
Forfeitures:
Time-vesting shares	(14,125)
Performance-based shares	(61,008)
Non-vested stock awards outstanding at March 31, 2015	1,924,749

In January 2015, the Company awarded shares of restricted stock to certain senior executives consisting of time-vesting awards which vest ratably over three years and performance-based shares which cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares originally awarded, and will be settled in stock. The market performance criteria is the Company's Total Shareholder Return ("TSR"), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies.

The weighted average grant-date fair values of the 2015 time-vesting stock awards was $50.15 and the performance-based stock awards was $49.50.

The fair value of the performance-based shares awarded in 2015 was calculated using a Monte Carlo valuation model. The estimated weighted average grant-date fair value of the performance-based shares awarded in 2015 was calculated using a weighted average stock price volatility of 17.4%, an expected term of three years, and a weighted average risk-free interest rate of 1.06%.

At March 31, 2015, unrecognized compensation cost related to outstanding non-vested stock awards was $44. The weighted average period over which the expense is expected to be recognized is 2.8 years. The aggregate market value of the shares released and issued on the vesting dates was $13.

F.	Receivables

	March 31, 2015	December 31, 2014
Accounts receivable	$938	$940
Less: allowance for doubtful accounts	(80)	(88)
Net trade receivables	858	852
Miscellaneous receivables	181	179
Receivables, net	$1,039	$1,031

The Company uses receivable securitization facilities in the normal course of business as part of managing its cash flows. In connection with the Company's North American receivable securitization facility, the Company recognized a deferred purchase price of $81 which was included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet. The net change in deferred purchase price receivable was reflected in the receivables line item on the Company's Consolidated Statement of Cash Flows.

Crown Holdings, Inc.

G.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	March 31, 2015	December 31, 2014
Raw materials and supplies	$657	$684
Work in process	153	134
Finished goods	636	506
	$1,446	$1,324

H.    Derivative and Other Financial Instruments

Fair Value Measurements

Under GAAP a framework exists for measuring fair value, providing a three-tier hierarchy of pricing inputs used to report assets and liabilities that are adjusted to fair value. Level 1 includes inputs such as quoted prices which are available in active markets for identical assets or liabilities as of the report date. Level 2 includes inputs other than those available in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 3 includes unobservable pricing inputs that are not corroborated by market data or other objective sources. The Company has no items valued using Level 3 inputs other than certain pension plan assets.

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

Crown Holdings, Inc.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2015 mature between one and twenty months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
Derivatives in cash flow hedges	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Foreign exchange	$—	$—	$(1)	$(2)
Commodities	(2)	(8)	1	(13)
Total	$(2)	$(8)	$—	$(15)

For the three months ended March 31, 2015 and 2014, the Company recognized a benefit of $2 and a loss of $5 (net of tax), respectively, related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices. In the event that recent volatility in metal premiums continues, it is possible that the Company could record losses in the future that could be material.

During the twelve month period ending March 31, 2016, a net loss of $7 ($5, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the three months ended March 31, 2015 and 2014 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three months ended March 31, 2015.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated in hedge relationships; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes in re-measurement of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary

Crown Holdings, Inc.

assets and liabilities denominated in currencies other than the entity's functional currency. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments.

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of $2 for the three months ended March 31, 2015 and loss of $1 for the three months ended March 31, 2014 . The impact on earnings from foreign exchange contracts not designated as hedges was a loss of $48 for the three months ended March 31, 2015 and a gain of $1 for the same period in 2014. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related underlying hedged items.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively.

	Balance Sheet classification	Fair Value hierarchy	March 31, 2015	December 31, 2014
Derivative assets
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$47	$20
Commodities	Other current assets	1	4	2
	Total		$51	$22

Derivative liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$47	$20
Commodities	Accounts payable and accrued liabilities	1	13	10
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	17	15
	Total		$77	$45

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

	Gross amounts recognized in the Balance Sheet	Gross Amounts not offset in the Balance Sheet	Net amount
Balance at March 31, 2015
Derivative assets	$51	$7	$44
Derivative liabilities	77	7	70

Balance at December 31, 2014
Derivative assets	22	4	18
Derivative liabilities	45	4	41

Crown Holdings, Inc.

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 were:

	March 31, 2015	December 31, 2014
Derivatives in cash flow hedges:
Foreign exchange	$523	$678
Commodities	242	213
Derivatives in fair value hedges:
Foreign exchange	86	85
Derivatives not designated as hedges:
Foreign exchange	547	603

I.	Restructuring and Other

The Company recorded restructuring and other charges as follows:

	Three Months Ended
	March 31
	2015	2014
Asset impairments and sales	$6	$42
Restructuring	—	3
Transaction costs	14	2
Other costs	—	5
	$20	52

For the three months ended March 31, 2015, asset impairment and sales included a loss of $6 related to the sale of certain operations in the Company's European Specialty Packaging business during the quarter. Transaction costs related to the acquisition of Empaque.

For the three months ended March 31, 2014, asset impairment and sales included an impairment charge of $42 related to the planned divestment of certain operations in connection with the acquisition of Mivisa, $8 of other charges including costs associated with prior restructuring actions and incremental costs associated with the temporary relocation of production due to a labor dispute in the Company's Americas Beverage segment. Transaction costs related to the acquisition of Mivisa.

The tables below summarize the outstanding accrual balances associated with prior restructuring actions.

2011 European Division Headquarters Relocation

Through March 31, 2015, the Company incurred costs of $40 which are expected to be the total costs related to the relocation of its European Division headquarters and management to Switzerland in order to benefit from a more centralized management location.

The following table summarizes the restructuring accrual balances and utilization by cost type for the relocation.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2015	$—	$8	$8
Foreign currency translation	—	(1)	(1)
Balance at March 31, 2015	$—	$7	$7

Other exit costs represent the employee compensation costs resulting from an intercompany payment related to the relocation. The Company expects to pay the remaining costs in 2015 and does not expect to incur any additional charges related to this action.

Crown Holdings, Inc.

2013 European Division Actions

Through March 31, 2015, the Company incurred costs of $31 related to an initiative to better align costs with ongoing market conditions in its European operations, primarily in its food, aerosol and specialty packaging businesses. The action is expected to result in the reduction of approximately 205 employees. The Company expects to pay the remaining liability in 2015 and does not expect to incur any additional charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2015	$14	$—	$14
Payments	(4)	—	(4)
Foreign currency translation	(1)	—	(1)
Balance at March 31, 2015	$9	$—	$9

2014 European Division Actions

Through March 31, 2015, the Company incurred costs of $8 related to severance costs in connection with the planned closure of a manufacturing facility in its European Food segment. The action is expected to result in the reduction of approximately 100 employees when completed in 2015. The Company does not expect to incur any additional charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2015	$8	$—	$8
Payments	(1)	—	(1)
Balance at March 31, 2015	$7	$—	$7

Other Actions

In addition, the restructuring accrual includes $8 related to actions taken in 2011 and 2012 to reduce manufacturing capacity and headcount in the Company's European Aerosol and Specialty Packaging businesses. The Company expects to pay the liability through 2024 as certain employees have elected to receive payment as a fixed monthly sum over future years. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

Crown Holdings, Inc.

J.	Debt

The Company’s outstanding debt was as follows:

	March 31, 2015	December 31, 2014
Short-term debt	$72	$75
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$208	$—
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2018	875	800
Euro (€700 at March 31, 2015) at EURIBOR plus 1.75% due 2018	752	847
Farm credit facility at LIBOR plus 2.00% due 2019	358	358
U.S. dollar at LIBOR plus 3.25% due 2022	673	—
Senior notes and debentures:
U.S. dollar 6.25% due 2021	700	700
Euro (€650 at March 31, 2015) 4.0% due 2022	698	786
U.S. dollar 4.50% due 2023	1,000	1,000
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	242	281
Unamortized discounts	(2)	(2)
Total long-term debt	5,918	5,184
Less: current maturities	(172)	(177)
Total long-term debt, less current maturities	$5,746	$5,007

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $6,167 at March 31, 2015 and $5,346 at December 31, 2014 .

In February 2015, to fund the acquisition of Empaque as described in Note C, the Company borrowed an additional $75 under its U.S. dollar term loan facility due in December 2018 and $675 under its U.S. dollar term loan facility due in February 2022.

In May 2015, the Company issued €600 ($651 at March 31, 2015) principal amount of 3.375% senior unsecured notes due 2025. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used these proceeds to repay its U.S. dollar term loan facility due in February 2022. In connection with the repayment of the term loan facility, the Company expects to record a pre-tax loss from early extinguishment of debt of approximately $9.

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

Crown Holdings, Inc.

In recent years, the states of Alabama, Arizona, Arkansas, Florida, Georgia, Idaho, Indiana, Kansas, Michigan, Mississippi, Nebraska, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Utah, Wisconsin and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Arkansas, Georgia, South Carolina, South Dakota and Wyoming, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor's total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor's assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

During the three months ended March 31, 2015 , the Company paid $5 to settle outstanding claims and had claims activity as follows:

Beginning claims	54,000
New claims	1,000
Settlements or dismissals	(1,000)
Ending claims	54,000

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2014, the Company's outstanding claims were:

Claimants alleging first exposure after 1964	16,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000
Pennsylvania	2,000
Other states that have enacted asbestos legislation	6,000
Other states	17,000
Total claims outstanding	54,000

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
With respect to post-1964 claims, regardless of the existence of asbestos legislation, the Company does not include in its accrual any amounts for settlement of these claims because of increased difficulty of establishing identification of relevant insulation products as the cause of injury. Given the Company's settlement experience with post-1964 claims, it does not believe that an adverse ruling in the Texas or Pennsylvania asbestos litigation cases, or in any other state that has enacted asbestos legislation, would have a material impact on the Company with respect to such claims.

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2014	2013	2012
Total claims	22%	21%	19%
Pre-1964 claims in states without asbestos legislation	41%	39%	36%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2015.

As of March 31, 2015, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $268, including $221 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2024. The Company’s accrual excludes potential costs for claims beyond 2024 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. The Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 88% of the claims outstanding at the end of 2014), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

Crown Holdings, Inc.

payments will not exceed the amount of the Company’s accruals and will not have a material effect on its results of operations, financial position and cash flow. Any possible loss or range of potential loss that may be incurred in excess of the recorded accruals cannot be estimated.

The Company and its subsidiaries are also subject to various other lawsuits and claims with respect to governmental, labor, environmental, securities, vendor and other matters arising out of the Company’s normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the Company’s consolidated earnings, financial position or cash flow.

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company.  The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the market for the supply of metal packaging products. The FCO’s investigation is ongoing. To date, the FCO has not officially charged the Company or any of its subsidiaries with any violations of competition law. The Company has commenced an internal investigation into the matter. If the FCO finds that the Company or any of its subsidiaries violated competition law, the FCO has the authority to levy fines, which could be material. At this stage the Company is unable to predict the ultimate outcome of the FCO’s investigation and any potential loss cannot be estimated.

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

At March 31, 2015, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $9. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At March 31, 2015, the Company also had guarantees of $28 related to the residual values of leased assets.

M.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended
	March 31
	2015	2014
Net income attributable to Crown Holdings	$44	$24
Weighted average shares outstanding:
Basic	137.7	136.8
Add: dilutive stock options and restricted stock	1.3	1.1
Diluted	139.0	137.9
Basic earnings per share	$0.32	$0.18
Diluted earnings per share	$0.32	$0.17

For the three months ended March 31, 2015 and 2014, 0.1 million and 0.2 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

Crown Holdings, Inc.

N.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31
Pension benefits – U.S. plans	2015	2014
Service cost	$5	$4
Interest cost	16	16
Expected return on plan assets	(25)	(26)
Recognized net loss	12	11
Net periodic cost	$8	$5

	Three Months Ended
	March 31
Pension benefits – Non-U.S. plans	2015	2014
Service cost	$5	$7
Interest cost	30	39
Expected return on plan assets	(42)	(49)
Recognized prior service credit	(3)	(4)
Recognized net loss	13	18
Net periodic cost	$3	$11

	Three Months Ended
	March 31
Other postretirement benefits	2015	2014
Service cost	$—	$1
Interest cost	2	3
Recognized prior service credit	(8)	(9)
Recognized net loss	1	2
Net periodic benefit	$(5)	$(3)

O.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended
	March 31
	2015	2014
U.S. statutory rate at 35%	$35	$28
Tax on foreign income	(12)	(17)
Tax contingencies	7	—
Valuation allowance	3	5
Non-deductible impairment charge	1	15
Other items, net	3	2
Income tax provision	$37	$33

For the three months ended March 31, 2015, compared to 2014, the Company's effective income tax rate was lower due to non-deductible impairment charges recorded in 2014 in connection with the divestiture of certain operations related

Crown Holdings, Inc.

to the Company's acquisition of Mivisa, partially offset by a charge of $7 to record a potential liability arising from a recent unfavorable tax court ruling in Spain.

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

The tables below present information about the Company's operating segments.

	External Sales
	Three Months Ended
	March 31
	2015	2014
Americas Beverage	$617	$549
North America Food	160	179
European Beverage	324	388
European Food	431	373
Asia Pacific	310	298
Total reportable segments	1,842	1,787
Non-reportable segments	155	206
Total	$1,997	$1,993

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, the Company's specialty packaging business in Europe and the Company's tooling and equipment operations in the U.S. and United Kingdom.

	Intersegment Sales
	Three Months Ended
	March 31
	2015	2014
Americas Beverage	$21	$19
North America Food	1	3
European Beverage	—	—
European Food	27	22
Asia Pacific	—	—
Total reportable segments	49	44
Non-reportable segments	27	29
Total	$76	$73

Crown Holdings, Inc.

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income
	Three Months Ended
	March 31
	2015	2014
Americas Beverage	$85	$79
North America Food	24	29
European Beverage	38	59
European Food	42	26
Asia Pacific	35	34
Total reportable segments	$224	$227

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings is as follows:

	Three Months Ended
	March 31
	2015	2014
Segment income of reportable segments	$224	$227
Segment income of non-reportable segments	17	24
Corporate and unallocated items	(53)	(58)
Restructuring and other	(20)	(52)
Interest expense	(65)	(58)
Interest income	2	2
Foreign exchange	(6)	(6)
Income before income taxes	$99	$79

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs. For the three months ended March 31, 2015, corporate and unallocated items also included a charge of $6 related to fair value adjustments for the sale of inventory acquired in the Empaque acquisition and a benefit of $2 related to hedge ineffectiveness. For the three months ended March 31, 2014 , corporate and unallocated items included a charge of $7 related to hedge ineffectiveness.

For the three months ended March 31, 2015 and 2014, intercompany profit of $2 and $1 was eliminated within segment income of non-reportable segments.

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

The following condensed combining financial statements:
•statements of comprehensive income for the three months ended March 31, 2015 and 2014,
•balance sheets as of March 31, 2015 and December 31, 2014, and
•statements of cash flows for the three months ended March 31, 2015 and 2014 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,997		$1,997
Cost of products sold, excluding depreciation and amortization			1,660		1,660
Depreciation and amortization			51		51
Gross profit			286		286
Selling and administrative expense		$2	96		98
Restructuring and other			20		20
Net interest expense		26	37		63
Foreign exchange			6		6
Income/(loss) before income taxes		(28)	127		99
Provision for / (benefit from) income taxes		(1)	38		37
Equity earnings / (loss) in affiliates	$44	57		$(101)	—
Net income	44	30	89	(101)	62
Net income attributable to noncontrolling interests			(18)		(18)
Net income attributable to Crown Holdings	$44	$30	$71	$(101)	$44

Comprehensive income	$(156)	$(78)	$(113)	$207	$(140)
Comprehensive income attributable to noncontrolling interests			(16)		(16)
Comprehensive income attributable to Crown Holdings	$(156)	$(78)	$(129)	$207	$(156)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,993		$1,993
Cost of products sold, excluding depreciation and amortization			1,661		1,661
Depreciation and amortization			35		35
Gross profit			297		297
Selling and administrative expense		$3	101		104
Restructuring and other		14	38		52
Net interest expense		23	33		56
Foreign exchange			6		6
Income/(loss) before income taxes		(40)	119		79
Provision for / (benefit from) income taxes		(5)	38		33
Equity earnings / (loss) in affiliates	$24	59		$(83)	—
Net income	24	24	81	(83)	46
Net income attributable to noncontrolling interests			(22)		(22)
Net income attributable to Crown Holdings	$24	$24	$59	$(83)	$24

Comprehensive Income	$42	$42	$99	$(119)	$64
Comprehensive income attributable to noncontrolling interests			(22)		(22)
Comprehensive income attributable to Crown Holdings	$42	$42	$77	$(119)	$42

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$280		$280
Receivables, net			1,039		1,039
Inventories			1,446		1,446
Prepaid expenses and other current assets	$2	$69	241		312
Total current assets	2	69	3,006		3,077

Intercompany debt receivables			3,916	$(3,916)	—
Investments	3,049	2,295		(5,344)	—
Goodwill and intangible assets			3,746		3,746
Property, plant and equipment, net			2,619		2,619
Other non-current assets		397	305		702
Total	$3,051	$2,761	$13,592	$(9,260)	$10,144

Liabilities and equity
Current liabilities
Short-term debt			$72		$72
Current maturities of long-term debt			172		172
Accounts payable and accrued liabilities	$8	$41	2,320		2,369
Total current liabilities	8	41	2,564		2,613

Long-term debt, excluding current maturities		412	5,334		5,746
Long-term intercompany debt	3,070	846		$(3,916)	—
Postretirement and pension liabilities			879		879
Other non-current liabilities		304	354		658
Commitments and contingent liabilities
Noncontrolling interests			275		275
Crown Holdings shareholders’ equity/(deficit)	(27)	1,158	4,186	(5,344)	(27)
Total equity/(deficit)	(27)	1,158	4,461	(5,344)	248
Total	$3,051	$2,761	$13,592	$(9,260)	$10,144

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$965		$965
Receivables, net			1,031		1,031
Inventories			1,324		1,324
Prepaid expenses and other current assets	$1	69	186		256
Assets held for sale			48		48
Total current assets	1	69	3,554		3,624

Intercompany debt receivables			2,885	$(2,885)	—
Investments	2,199	2,350		(4,549)	—
Goodwill and intangible assets			2,926		2,926
Property, plant and equipment, net			2,437		2,437
Other non-current assets		397	324		721
Total	$2,200	$2,816	$12,126	$(7,434)	$9,708

Liabilities and equity
Current liabilities
Short-term debt			$75		$75
Current maturities of long-term debt			177		177
Accounts payable and accrued liabilities	$20	$35	2,596		2,651
Liabilities related to assets held for sale			23		23
Total current liabilities	20	35	2,871		2,926

Long-term debt, excluding current maturities		412	4,595		5,007
Long-term intercompany debt	2,061	824		$(2,885)	—
Postretirement and pension liabilities			871		871
Other non-current liabilities		310	207		517
Commitments and contingent liabilities
Noncontrolling interests			268		268
Crown Holdings shareholders’ equity/(deficit)	119	1,235	3,314	(4,549)	119
Total equity/(deficit)	119	1,235	3,582	(4,549)	387
Total	$2,200	$2,816	$12,126	$(7,434)	$9,708

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(2)	$(35)	$(250)		$(287)
Cash flows from investing activities
Capital expenditures			(52)		(52)
Purchase of business			(1,206)		(1,206)
Proceeds from sale of business			21		21
Intercompany investing activities	(1,006)	4	1,006	$(4)	—
Other			(9)		(9)
Net cash provided by/(used for) investing activities	(1,006)	4	(240)	(4)	(1,246)
Cash flows from financing activities
Proceeds from long-term debt			750		750
Payments of long-term debt			(41)		(41)
Net change in revolving credit facility and short-term debt			234		234
Net change in long-term intercompany balances	1,009	31	(1,040)		—
Common stock issued	3				3
Common stock repurchased	(4)				(4)
Dividends paid			(4)	4	—
Dividend paid to noncontrolling interests			(9)		(9)
Other			(47)		(47)
Net cash provided by/(used for) financing activities	1,008	31	(157)	4	886
Effect of exchange rate changes on cash and cash equivalents			(38)		(38)
Net change in cash and cash equivalents	—	—	(685)	—	(685)
Cash and cash equivalents at January 1			965		965
Cash and cash equivalents at March 31	$—	$—	$280	$—	$280

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(1)	$(27)	$(467)		$(495)
Cash flows from investing activities
Capital expenditures			(84)		(84)
Intercompany investing activities		4		$(4)	—
Other			11		11
Net cash provided by/(used for) investing activities		4	(73)	(4)	(73)
Cash flows from financing activities
Proceeds from long-term debt			70		70
Payments of long-term debt			(29)		(29)
Net change in revolving credit facility and short-term debt			218		218
Net change in long-term intercompany balances	(1)	23	(22)		—
Common stock issued	4				4
Common stock repurchased	(2)				(2)
Dividends paid			(4)	4	—
Purchase of noncontrolling interests			(93)		(93)
Dividend paid to noncontrolling interests			(23)		(23)
Other			2		2
Net cash provided by/(used for) financing activities	1	23	119	4	147
Effect of exchange rate changes on cash and cash equivalents			(1)		(1)
Net change in cash and cash equivalents	—	—	(422)	—	(422)
Cash and cash equivalents at January 1			689		689
Cash and cash equivalents at March 31	$—	$—	$267	$—	$267

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three months ended March 31, 2015 and 2014,

•	balance sheets as of March 31, 2015 and December 31, 2014, and

•	statements of cash flows for the three months ended March 31, 2015 and 2014 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$486	$1,511		$1,997
Cost of products sold, excluding depreciation and amortization			387	1,273		1,660
Depreciation and amortization			8	43		51
Gross profit			91	195		286
Selling and administrative expense		$2	42	54		98
Restructuring and other				20		20
Net interest expense		20	23	20		63
Technology royalty			(9)	9		—
Foreign exchange				6		6
Income/(loss) before income taxes		(22)	35	86		99
Provision for / (benefit from) income taxes		(8)	23	22		37
Equity earnings / (loss) in affiliates	$44	50	18		$(112)	—
Net income	44	36	30	64	(112)	62
Net income attributable to noncontrolling interests				(18)		(18)
Net income attributable to Crown Holdings	$44	$36	$30	$46	$(112)	$44

Comprehensive Income	$(156)	$40	$(78)	$(142)	$196	$(140)
Comprehensive income attributable to noncontrolling interests				(16)		(16)
Comprehensive income attributable to Crown Holdings	$(156)	$40	$(78)	$(158)	$196	$(156)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$499	$1,494		$1,993
Cost of products sold, excluding depreciation and amortization			398	1,263		1,661
Depreciation and amortization			7	28		35
Gross profit			94	203		297
Selling and administrative expense		$2	39	63		104
Restructuring and other		2	36	14		52
Net interest expense		9	22	25		56
Technology royalty			(11)	11		—
Foreign exchange				6		6
Income/(loss) before income taxes		(13)	8	84		79
Provision for / (benefit from) income taxes		(5)	14	24		33
Equity earnings / (loss) in affiliates	$24	40	30		$(94)	—
Net income	24	32	24	60	(94)	46
Net income attributable to noncontrolling interests				(22)		(22)
Net income attributable to Crown Holdings	$24	$32	$24	$38	$(94)	$24

Comprehensive income	$42	$38	$42	$72	$(130)	$64
Comprehensive income attributable to noncontrolling interests				(22)		(22)
Comprehensive income attirbutable to Crown Holdings	$42	$38	$42	$50	$(130)	$42

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$30		$250		$280
Receivables, net			7	1,032		1,039
Intercompany receivables			29	14	$(43)	—
Inventories			329	1,117		1,446
Prepaid expenses and other current assets	$2	1	83	226		312
Total current assets	2	31	448	2,639	(43)	3,077

Intercompany debt receivables		3,385	3,762	18	(7,165)	—
Investments	3,049	2,057	751		(5,857)	—
Goodwill and intangible assets			472	3,274		3,746
Property, plant and equipment, net		1	331	2,287		2,619
Other non-current assets		58	401	243		702
Total	$3,051	$5,532	$6,165	$8,461	$(13,065)	$10,144

Liabilities and equity
Current liabilities
Short-term debt				$72		$72
Current maturities of long-term debt			$50	122		172
Accounts payable and accrued liabilities	$8	$24	534	1,803		2,369
Intercompany payables			14	29	$(43)	—
Total current liabilities	8	24	598	2,026	(43)	2,613

Long-term debt, excluding current maturities		3,762	361	1,623		5,746
Long-term intercompany debt	3,070	593	3,291	211	(7,165)	—
Postretirement and pension liabilities			452	427		879
Other non-current liabilities			305	353		658
Commitments and contingent liabilities
Noncontrolling interests				275		275
Crown Holdings shareholders’ equity/(deficit)	(27)	1,153	1,158	3,546	(5,857)	(27)
Total equity/(deficit)	(27)	1,153	1,158	3,821	(5,857)	248
Total	$3,051	$5,532	$6,165	$8,461	$(13,065)	$10,144

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$128		$837		$965
Receivables, net			$18	1,013		1,031
Intercompany receivables			20	11	$(31)	—
Inventories			291	1,033		1,324
Prepaid expenses and other current assets	$1	4	75	176		256
Assets held for sale				48		48
Total current assets	1	132	404	3,118	(31)	3,624

Intercompany debt receivables		2,415	2,640	27	(5,082)	—
Investments	2,199	2,005	850		(5,054)	—
Goodwill and intangible assets			473	2,453		2,926
Property, plant and equipment, net		1	328	2,108		2,437
Other non-current assets		51	413	257		721
Total	$2,200	$4,604	$5,108	$7,963	$(10,167)	$9,708

Liabilities and equity
Current liabilities
Short-term debt				$75		$75
Current maturities of long-term debt			$44	133		177
Accounts payable and accrued liabilities	$20	$49	480	2,102		2,651
Intercompany payables			11	20	$(31)	—
Liabilities related to assets held for sale				23		23
Total current liabilities	20	49	535	2,353	(31)	2,926

Long-term debt, excluding current maturities		2,858	368	1,781		5,007
Long-term intercompany debt	2,061	584	2,199	238	(5,082)	—
Postretirement and pension liabilities			464	407		871
Other non-current liabilities			307	210		517
Commitments and contingent liabilities
Noncontrolling interests				268		268
Crown Holdings shareholders’ equity/(deficit)	119	1,113	1,235	2,706	(5,054)	119
Total equity/(deficit)	119	1,113	1,235	2,974	(5,054)	387
Total	$2,200	$4,604	$5,108	$7,963	$(10,167)	$9,708

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(2)	$(42)	$25	$(268)		$(287)
Cash flows from investing activities
Capital expenditures			(13)	(39)		(52)
Purchase of business				(1,206)		(1,206)
Proceeds from sale of business				21		21
Intercompany investing activities	(1,006)	2	4	1,006	$(6)	—
Other				(9)		(9)
Net cash provided by/(used for) investing activities	(1,006)	2	(9)	(227)	(6)	(1,246)
Cash flows from financing activities
Proceeds from long-term debt		750				750
Payments of long-term debt		(2)		(39)		(41)
Net change in revolving credit facility and short-term debt		155		79		234
Net change in long-term intercompany balances	1,009	(953)	(16)	(40)		—
Common stock issued	3					3
Common stock repurchased	(4)					(4)
Dividends paid				(6)	6	—
Dividends paid to noncontrolling interests				(9)		(9)
Other		(8)		(39)		(47)
Net cash provided by/(used for) financing activities	1,008	(58)	(16)	(54)	6	886
Effect of exchange rate changes on cash and cash equivalents				(38)		(38)
Net change in cash and cash equivalents	—	(98)	—	(587)	—	(685)
Cash and cash equivalents at January 1		128		837		965
Cash and cash equivalents at March 31	$—	$30	$—	$250	$—	$280

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(1)	$(31)	$(44)	$(419)		$(495)
Cash flows from investing activities
Capital expenditures			(9)	(75)		(84)
Intercompany investing activities			6		$(6)	—
Other			3	8		11
Net cash provided by/(used for) investing activities	—	—	—	(67)	(6)	(73)
Cash flows from financing activities
Proceeds from long-term debt				70		70
Payments of long-term debt				(29)		(29)
Net change in revolving credit facility and short-term debt		20		198		218
Net change in long-term intercompany balances	(1)	(128)	119	10		—
Common stock issued	4					4
Common stock repurchased	(2)					(2)
Dividends paid				(6)	6	—
Purchase of noncontrolling interests			(76)	(17)		(93)
Dividends paid to noncontrolling interests				(23)		(23)
Other				2		2
Net cash provided by/(used for) financing activities	1	(108)	43	205	6	147
Effect of exchange rate changes on cash and cash equivalents				(1)		(1)
Net change in cash and cash equivalents	—	(139)	(1)	(282)	—	(422)
Cash and cash equivalents at January 1		177	2	510		689
Cash and cash equivalents at March 31	$—	$38	$1	$228	$—	$267

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2015 compared to 2014 and changes in financial condition and liquidity from December 31, 2014. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

The Company identifies and evaluates growth opportunities through capacity additions in existing plants, new plants in developing markets that it already knows and understands, and potential strategic acquisitions in geographic areas and product lines in which it already operates. In response to increasing global customer demand for beverage cans in non-standard sizes, commonly called "specialty cans", the Company will continue to make investments in converting existing capacity or adding new capacity for non-standard can sizes. The Company rigorously evaluates each investment opportunity against a variety of metrics and every approved project is undertaken with an eye toward creating long-term shareholder value. Cash flows generated from the Company's operations may be reinvested in the business, used for acquisitions, used to repay debt or returned to shareholders through share repurchases or possible future dividends. Following the acquisition of Empaque as described below, the Company's primary focus in 2015 will be to utilize cash flow to reduce leverage. The Company does not presently anticipate any share repurchases or dividends in 2015.

In recent years, the Company has developed its beverage can platform in emerging markets with particular focus on Asia, Brazil and Eastern Europe. Beverage can volume growth in these markets has been driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging.

In April 2014, the Company completed its acquisition of Mivisa, the largest food can producer in both the Iberian Peninsula and Morocco; primarily serving the vegetable, fruit, fish and meat markets. In February 2015, the Company completed its acquisition of Empaque, a leading manufacturer for the beverage industry in Mexico, from Heineken N.V., in a cash transaction valued at $1.2 billion subject to purchase price adjustment. Accompanying the transaction are long-term supply agreements with Heineken affiliates which are expected to provide a stable cash flow base. In February 2015, the Company also commenced construction of a new beverage can plant in Monterrey, Mexico. The addition of Empaque and the Monterrey facility significantly increases the Company's presence in the growing Mexican market and substantially enhances the Company's strategic position in beverage cans, both regionally and globally.

Beverage can sales unit volumes in the Company's mature markets have been stable to slightly declining in North America and slightly increasing in Europe. Global food and aerosol can sales unit volumes have been stable to declining in recent years. While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company monitors capacity across all of its businesses and, where necessary, may take action such as closing a plant or reducing headcount to better manage its costs. Any or all of these actions may result in additional restructuring charges in the future which may be material.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

In assessing the Company's performance, the key performance measure used is segment income, a non-GAAP measure generally defined by the Company as gross profit excluding the impact of fair value adjustments related to the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness, less selling and administrative expenses.
Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the Company's European businesses, the Brazilian real, Canadian dollar and Mexican peso in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment.

Net Sales and Segment Income

	Three Months Ended
	March 31
	2015	2014
Net sales	$1,997	$1,993
Beverage cans and ends as a percentage of net sales	57%	57%
Food cans and ends as a percentage of net sales	26%	25%

Three months ended March 31, 2015 compared to 2014

Net sales increased primarily due the acquisitions of Mivisa and Empaque offset by the impact of foreign currency translation. Net sales would have been $172 higher using exchange rates in effect during the first quarter of 2014.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans, ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced slightly declining volumes in recent years. In Brazil, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging.

In April 2014, the Company commenced production at its new facility in Teresina, Brazil. In February 2015, the Company completed its acquisition of Empaque, a leading manufacturer of beverage packaging in Mexico. Empaque has been integrated with the Company's existing Americas Beverage business.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended
	March 31
	2015	2014
Net sales	$617	$549
Segment income	85	79

Three months ended March 31, 2015 compared to 2014

Net sales increased primarily due to an 8.6% increase in sales unit volumes largely due to the inclusion of Empaque for six weeks in the quarter, offset by slightly lower volumes in Brazil and North America and the impact of foreign currency translation. Net sales would have been $25 higher using exchange rates in effect during the first quarter of 2014.

Segment income increased due to the acquisition of Empaque, partially offset by the impact of foreign currency translation. Segment income would have been $3 higher using exchange rates in effect during the first quarter of 2014.

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

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended
	March 31
	2015	2014
Net sales	$160	$179
Segment income	24	29

Three months ended March 31, 2015 compared to 2014

Net sales decreased primarily due to $20 from lower sales unit volumes and $2 from the impact of foreign currency translation. The decrease in sales unit volumes was primarily due to the loss of a customer.

Segment income decreased primarily due to lower sales unit volumes.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended
	March 31
	2015	2014
Net sales	$324	$388
Segment income	38	59

Three months ended March 31, 2015 compared to 2014

Net sales decreased primarily due to an 8.5% decline in sales unit volume primarily in the Middle East due to ongoing conflicts in the region and the impact of foreign currency translation. Net sales would have been $38 higher using exchange rates in effect during the first quarter of 2014.
Segment income decreased primarily due to lower sales unit volumes, the impact of foreign currency translation and $9 from higher aluminum premiums. Segment income would have been $4 higher using exchange rates in effect during the first quarter of 2014.

European Food

The European Food segment manufactures steel and aluminum food cans, ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. In April 2014, the Company completed its acquisition of Mivisa and in June 2014 divested certain Crown and Mivisa operations as required for regulatory approval.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended
	March 31
	2015	2014
Net sales	$431	$373
Segment income	42	26

Three months ended March 31, 2015 compared to 2014

Net sales increased due to a 32% increase in sales unit volumes primarily resulting from the acquisition of Mivisa in the second quarter of 2014 as well as higher sales unit volumes in northwestern Europe and the re-alignment of production from a European specialty packaging plant. These increases were partially offset by the impact of foreign currency translation. Net sales would have been $85 higher using exchange rates in effect during the first quarter of 2014.
Segment income increased primarily due to higher sales unit volumes and $5 from improved cost performance, partially offset by the impact of foreign currency translation. Segment income would have been $10 higher using exchange rates in effect during the first quarter of 2014.

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the Company's beverage can sales unit volumes in Asia have experienced significant growth.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended
	March 31
	2015	2014
Net sales	$310	$298
Segment income	35	34

Three months ended March 31, 2015 compared to 2014

Net sales increased primarily due to $27 from increased sales unit volumes partially offset by $10 from lower selling prices, mainly due to the pass-through of lower raw material costs, the impact of competitive price compression and foreign currency translation. Net sales would have been $5 higher using exchange rates in effect during the first quarter of 2014.

Segment income increased primarily due to $5 from increased sales unit volumes partially offset by the impact of competitive price compression.

Non-reportable Segments

The Company's non-reportable segments include its European aerosol and specialty packaging business, its North American aerosol can business and its tooling and equipment operations in the U.S. and U.K. In recent years, the Company's aerosol and specialty packaging businesses have experienced slightly declining volumes. In the first quarter of 2015, the Company completed the sale of four of its European industrial specialty packaging plants.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended
	March 31
	2015	2014
Net sales	$155	$206
Segment income	17	24

Three months ended March 31, 2015 compared to 2014

Net sales decreased primarily due to lower sales in the Company's European aerosol and specialty packaging businesses, the re-alignment of production from a European specialty packaging plant to the European food business and the impact of foreign currency translation. Net sales would have been $16 higher using exchange rates in effect during the first quarter of 2014.

Segment income decreased primarily due to lower sales in the Company's European aerosol and specialty packaging businesses and the impact of re-aligning production as described above.

Corporate and Unallocated Expense

	Three Months Ended
	March 31
	2015	2014
Corporate and unallocated expense	$(53)	$(58)

For the three months ended March 31, 2015, corporate and unallocated expense decreased primarily due to a benefit of $2 related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices compared to a charge of $7 during the three months ended March 31, 2014, partially offset by a charge of $6 related to the impact of fair value adjustments for the sale of inventory acquired in the acquisition of Empaque.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended March 31, 2015 compared to 2014, cost of products sold (excluding depreciation and amortization) decreased from $1,661 to $1,660 as the impact of foreign currency translation was offset by the impact of the acquisitions of Mivisa and Empaque. Cost of products sold would have been $144 higher using exchange rates in effect during the first quarter of 2014.

Depreciation and Amortization

For the three months ended March 31, 2015 compared to 2014, depreciation and amortization expense increased from $35 to $51 primarily due to the depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisition of Mivisa and Empaque.

Selling and Administrative Expense

For the three months ended March 31, 2015 compared to 2014, selling and administrative expense decreased from $104 to $98 due to the impact of foreign currency translation partially offset by higher corporate costs. Selling and administrative expense would have been $9 higher using exchange rates in effect during the first quarter of 2014.

Interest Expense

For the three months ended March 31, 2015 compared to 2014, interest expense increased from $58 to $65 primarily due to higher average debt outstanding primarily due to the acquisitions of Mivisa and Empaque.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended
	March 31
	2015	2014
Income before income taxes	$99	$79
Provision for income taxes	37	33
Effective income tax rate	37.4%	41.8%

For the three months ended March 31, 2015 compared to 2014, the Company's effective income tax rate was lower due to non-deductible impairment charges recorded in 2014 in connection with the divestiture of certain operations related to the Company's acquisition of Mivisa, partially offset by a charge of $7 in 2015 to record a potential liability arising from a recent unfavorable tax court ruling in Spain.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2015 compared to 2014, net income attributable to noncontrolling interests decreased from $22 to $18 primarily due to lower earnings in certain beverage can operations in the Middle East.

Liquidity and Capital Resources

Cash from Operations

Cash flows from operating activities improved from a use of $495 for the three months ended March 31, 2014 to a use of $287 in 2015 primarily due to improvements in working capital. Day sales outstanding for trade receivables improved from 46 days in 2014 to 39 days in 2015 primarily due to a decrease of 15 days related to the derecognition of receivables under our securitization and factoring programs, partially offset by an increase of 6 days related to the acquisitions of Mivisa and Empaque.

Investing Activities

Cash used for investing activities increased from $73 for the three months ended March 31, 2014 to $1,246 in 2015 primarily due to $1,206 paid to acquire Empaque, partially offset by $21 of proceeds from the sale of four European industrial specialty packaging plants and lower capital expenditures. The Company currently expects capital expenditures for 2015 to be approximately $350.

Financing Activities

Cash provided by financing activities increased from $147 for the three months ended March 31, 2014 to $886 in 2015 primarily due to higher net borrowings in 2015 to fund the acquisition of Empaque as described in Note J, partially offset by payments made in 2014 to increase the Company's ownership interest in subsidiaries in Jordan and Tunisia to 100%.

Other financing activities, in each year, represent cash settlements of foreign currency derivatives used to hedge intercompany debt obligations and in 2015 includes $8 of debt issuance costs.

Liquidity

As of March 31, 2015, $239 of the Company's $280 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

Crown Holdings, Inc.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of these

Item 2. Management's Discussion and Analysis (Continued)

foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $32 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of March 31, 2015, the Company had $952 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less borrowings of $208 and $40 of outstanding standby letters of credit.

Capital Resources

As of March 31, 2015, the Company has approximately $52 of capital commitments primarily related to its operations in Europe. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Contractual Obligations

During the first three months of 2015 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which information is incorporated herein by reference, except for the debt issuances and repayments described in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form
10-K for the year ended December 31, 2014 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the three months of 2015. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 with respect to goodwill.

Goodwill Impairment

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, the estimated fair value of the Company's European Aerosols and Specialty Packaging reporting unit was 47% higher than its carrying value. The Company continues to believe that the estimated fair value of the reporting unit exceeds its carrying value. If future operating results were to decline, causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $103 could be recorded.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note K and commitments and contingencies in Note L to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management's Discussion and Analysis of Financial Condition
and Results of Operations,” within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which are not historical facts (including any statements concerning plans and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2015, see Note H to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2015, the Company had $3.0 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $7.5 million before tax.

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

Crown Holdings, Inc.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding the Company's potential asbestos-related liabilities and other litigation, see Note K entitled “Asbestos-Related Liabilities” and Note L entitled “Commitments and Contingent Liabilities” to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth below and the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The Company's international operations, which generated approximately 76% of its consolidated net sales in 2014, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company's liquidity and net income. The Company's international operations generated approximately 76%, 74% and 73%, of its consolidated net sales in 2014, 2013 and 2012, respectively. The inclusion of the Company's recently completed acquisition of Empaque in February 2015 would increase sales generated by international operations. In addition, the Company's business strategy includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America, and Asia, that may pose greater risk of political or economic instability. Approximately 32%, 34% and 32% of the Company's consolidated net sales in 2014, 2013 and 2012, respectively, were generated outside of the developed markets in Western Europe, the United States and Canada. Furthermore, if the recent European sovereign debt crisis continues or further deteriorates, there will likely be a negative effect on the Company's European business, as well as the businesses of the Company's European customers and suppliers. If this crisis ultimately leads to a significant devaluation of the euro, the value of the Company's financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company's overall business, prospects, operating results, financial condition and cash flows.

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

As of December 31, 2014, the Company’s current sources of liquidity and borrowings expire or mature as follows: its $200 million North American securitization facility in December 2015; its €130 million ($157 million at December 31, 2014) European securitization facility in December 2019; its $1,200 million revolving credit facilities in December 2018; its $700 million 6.25% senior notes in February 2021; its €650 million ($786 million at December 31, 2014) 4.0% senior notes in July 2022; its $1,000 million 4.50% senior notes in January 2023; its $350 million 7.375% senior notes in December 2026; its $64 million 7.5% senior notes in December 2096; and $356 million of other indebtedness in various currencies at various dates through 2020. In addition, as of December 31, 2014, the Company's term loan and farm credit facilities mature as follows: $86 million in December 2015, $168 million in December 2016, $251 million in December 2017, $1,156 million in December 2018 and $344 million in December 2019. In October 2014, the Company amended its credit agreement to provide financing for the acquisition of Empaque. In February 2015, the Company borrowed $75 million of additional Term Loan A and $675 million of Term Loan B under the senior secured credit facilities to complete the acquisition. The interest rate on the Term Loan A facility is LIBOR plus 1.75% and the maturity date is in December 2018. The interest rate on the Term Loan B facility is LIBOR plus 3.25% subject to a LIBOR floor of 0.75% and the maturity is February 2022. In May 2015, the Company issued €600 million ($651 million at March 31, 2015) principal amount of 3.375% senior unsecured notes due 2025. The Company used the proceeds, along with other available funds, to repay its U.S. dollar term loan facility due in February 2022.

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

As of December 31, 2014, approximately $2.1 billion of the Company's $5.3 billion of total indebtedness and other outstanding obligations were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $253 million, $236 million and $226 million for 2014, 2013 and 2012, respectively. Based on the amount of variable rate debt outstanding at December 31, 2014, a 1% increase in variable interest rates would have increased its annual interest expense by $21 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 1% increase could be more than $21 million as the Company's average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2014. In addition, the cost of the Company's securitization facilities would also increase with an increase in floating interest rates. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and “Quantitative and Qualitative Disclosures About Market Risk” in this report.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the years ended December 31, 2014, 2013 and 2012, the Company derived approximately 76%, 74% and 73%, respectively, of its consolidated net sales from its international operations. The recent acquisition of Empaque will increase the Company’s sales in foreign currencies. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. The Company's translation and exchange adjustments decreased reported income before tax by $14 million in 2014 and $3 million in 2013 and increased reported income before tax by $1 million in 2012. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and “Quantitative and Qualitative Disclosures About Market Risk” in this report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2014, a 0.10 movement in the average euro rate would have reduced net income by $15 million.

The Company has significant pension plan obligations worldwide and significant unfunded postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the United Kingdom, the United States and Canada. In 2014, 2013, and 2012, the Company contributed $81 million, $84 million and $102 million, respectively, to its pension plans. Pension expense was $56 million in 2014 and is expected to be $42 million in 2015. A 0.25% change in the 2015 expected rate of return assumptions would change 2015 pension expense by approximately $12 million. A 0.25% change in the discount rates assumptions as of December 31, 2014 would change 2015 pension expense by approximately $3 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan

Crown Holdings, Inc.

contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $76 million in 2015, $108 million in 2016, $78 million in 2017, $82 million in 2018 and $89 million in 2019 including its supplemental executive retirement plan.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company's pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations and profitability. See Note V to the Company's audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. While its U.S. funded pension plan continues in effect, the Company continues to incur additional pension obligations. The Company's pension plan assets consist primarily of common stocks and fixed income securities and also includes alternative investments such as interests in private equity and hedge funds. If the performance of plan assets does not meet the Company's assumptions or discount rates continue to decline, the underfunding of the pension plan may increase and the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, the Company's supplemental executive retirement plan and retiree medical plans are unfunded.

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the notes. In addition, as of December 31, 2014 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $241 million, based on assumptions set forth under Note V to the Company's audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

In relation to the Company’s U.K. pension plan, the trustees are authorized to accelerate the required payment of future contribution obligations if they have received actuarial advice that the plan is incapable of paying all the benefits that have or will become due for payment as they become due. If the trustees of the Company’s U.K. pension plan were to be so advised and took such a step, the Company’s U.K. subsidiary would be required to meet the full balance of the cost of securing the benefits provided by the plan through the purchase of annuities from an insurance company, to the extent that it was able to do so. The cost would be likely to exceed the amount of any deficit under the plan while the plan was ongoing.

Acquisitions or investments that the Company may pursue could be unsuccessful, consume significant resources and require the incurrence of additional indebtedness.

The Company may consider acquisitions and investments that complement its existing business. These possible acquisitions and investments may involve significant cash expenditures, debt incurrence (including the incurrence of additional indebtedness under the Company's senior secured revolving credit facilities or other secured or unsecured debt), operating losses and expenses that could have a material effect on the Company's financial condition and operating results.

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

The Company manufactures packaging primarily for the food and beverage can market. Its sales can be affected by weather conditions. Due principally to the seasonal nature of the soft drink, brewing, iced tea and other beverage industries, in which demand is stronger during the summer months, sales of the Company's products have varied and are expected to vary by quarter. Shipments in the United States and Europe are typically greater in the second and third quarters of the year. Unseasonably cool weather can reduce consumer demand for certain beverages packaged in its containers. In addition, poor weather conditions that reduce crop yields of packaged foods can decrease customer demand for its food containers.

The Company is subject to costs and liabilities related to stringent environmental and health and safety standards.

Laws and regulations relating to environmental protection and health and safety may increase the Company's costs of operating and reduce its profitability. The Company's operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, the use of chemicals in the Company's products and manufacturing process (including those requiring compliance with the European Commission’s registration, evaluation and authorization of chemicals (REACH) procedures), discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination, protection of employee health and safety. In addition, stricter regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on the Company. Changes in or additional health and safety laws and regulations in connection with the Company’s products may also impose new requirements and costs. Future regulations may impose stricter environmental or employee safety requirements affecting the Company's operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials and confirmed in a January 2010 update that studies employing standardized toxicity tests have supported the safety of current low levels of human exposure to bisphenol-A, the FDA in that January 2010 update noted that more research was needed, and further suggested reasonable steps to reduce exposure to bisphenol-A. The FDA subsequently entered into a consent decree under which it agreed to issue, by March 31, 2012, a final decision on a citizen's petition requesting the agency take further regulatory steps with regard to bisphenol-A. On March 30, 2012, the FDA denied the request, responding, in part, that the appropriate course of action was to continue scientific study and review of all new evidence regarding the safety of bisphenol-A. In March 2010, the EPA issued an action plan for bisphenol-A, which includes, among other things, consideration of whether

Crown Holdings, Inc.

to add bisphenol-A to the chemical concern list on the basis of potential environmental effects and use of the EPA's Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Moreover, certain U.S. Congressional bodies, states and municipalities, as well as certain foreign nations and some member states of the European Union, such as Denmark, Belgium and France, have considered, proposed or already passed legislation banning or suspending the use of bisphenol-A in certain products or requiring warnings regarding bisphenol-A. In July 2012, the FDA banned the use of bisphenol-A in baby bottles and children's drinking cups, and in July 2013, the FDA banned the use of bisphenol-A in epoxy resins that coat infant formula cans. In the fourth quarter of 2012, the French Parliament passed a law suspending the use of bisphenol-A in food packaging beginning in 2013 for food intended for children under 3 and in 2015 for all other foods. The law also includes certain product labeling requirements. In the first quarter of 2014, the European Food Safety Authority recommended that the tolerable daily intake of bisphenol-A be lowered. Further, the U.S. or additional international, federal, state or other regulatory authorities could restrict or prohibit the use of bisphenol-A in the future. For example, State of California is considering adding bishpenol-A to its list of hazardous chemicals based on female reproductive toxicity. If bisphenol-A is added to the list, it would trigger a requirement to include warning labels on consumer items containing bisphenol-A in excess of certain levels. In addition, recent public reports, litigation and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company's products and adversely impact sales or otherwise disrupt the Company's business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

Also, for example, future restrictions in some jurisdictions on air emissions of volatile organic compounds and the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process modifications. The Company's operations and properties, both in the United States and abroad, must comply with these laws and regulations. In addition, a number of governmental authorities in the United States and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems or mandated changes in energy consumption, in response to the potential impacts of climate change. Given the wide range of potential future climate change regulations in the jurisdictions in which the Company operates, the potential impact to the Company's operations is uncertain. In addition, the potential impact of climate change on the Company's operations is highly uncertain. The impact of climate change may vary by geographic location and other circumstances, including weather patterns and any impact to natural resources such as water.

A number of governmental authorities both in the United States and abroad also have enacted, or are considering, legal requirements relating to product stewardship, including mandating recycling, the use of recycled materials and/or limitations on certain kinds of packaging materials such as plastics. In addition, some companies with packaging needs have responded to such developments, and/or to perceived environmental concerns of consumers, by using containers made in whole or in part of recycled materials. Such developments may reduce the demand for some of the Company's products, and/or increase its costs. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Environmental Matters” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The Company has a significant amount of goodwill that, if impaired in the future, would result in lower reported net income and a reduction of its net worth.

Impairment of the Company's goodwill would require a write down of goodwill, which would reduce the Company's net income in the period of any such write down. At December 31, 2014, the carrying value of the Company's goodwill was approximately $2,671 million. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

A significant portion of the Company's workforce is unionized and labor disruptions could increase the Company's costs and prevent the Company from supplying its customers.

A significant portion of the Company's workforce is unionized and a prolonged work stoppage or strike at any facility with unionized employees could increase its costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to the Company. If the Company is unable to negotiate acceptable collective bargaining agreements, it may become subject to union-initiated work stoppages, including strikes.  In recent months the Company has temporarily relocated production due to a labor dispute and related work stoppage at a facility in the Americas Beverage segment.Moreover,  additional groups of currently non-unionized

Crown Holdings, Inc.

employees may seek union representation in the future. The National Labor Relations Board (“NLRB”) has adopted new regulations concerning the procedures for conducting employee representation elections that, if implemented, could make it significantly easier for labor organizations to prevail in elections. The regulations became effective on April 14, 2015, although court challenges to those regulations remain pending.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including one of the Company’s German subsidiaries. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the market for the supply of metal packaging products. The FCO’s investigation is ongoing. To date, the FCO has not officially charged the Company or any of its subsidiaries with any violations of competition law. The Company has commenced an internal investigation into the matter. If the FCO finds that the Company or any of its subsidiaries violated competition law, the FCO has the authority to levy fines, which could be material. At this stage the Company is unable to predict the ultimate outcome of the FCO’s investigation and any potential loss cannot be estimated.

Potential U.S. tax law changes could increase the Company's U.S. tax expense on its overseas earnings which could have a negative impact on its after-tax income and cash flow.

Legislative proposals have been made to reform the deferral of U.S. taxes on non-U.S. earnings (including as part of President Obama's Budget of the United States Government for 2016), which could significantly change the timing and extent of taxation on the Company's unrepatriated non-U.S earnings. The most recent proposals would, among other items, subject to U.S. tax all previously unrepatriated non-U.S. earnings and all future non-U.S. earnings even if not repatriated and further limit foreign tax credits. Past proposals, as set out in various draft Congressional legislative proposals which were not enacted, would defer interest expense and other deductions allocable to non-U.S earnings until earnings are repatriated that, if enacted, could result in the Company not being able to currently deduct a significant portion of its interest expense. It is unclear whether these proposed tax revisions will be enacted or reintroduced by Congress, or, if enacted, what the precise scope of the revisions will be. However, depending on their content, such proposals could have a material adverse effect on the Company's after-tax income and cash flow.

The Company may not be able to use all of its foreign tax credit carryforwards in the event it undergoes an ownership change as defined by the U.S. Internal Revenue Code of 1986.

The Company has substantial foreign tax carryforwards that can, subject to complex limitations, reduce U.S. taxes owed on foreign income. In the event the Company undergoes an ownership change as determined, its use of those foreign tax credit carryovers may be severely curtailed under section 383 of the Internal Revenue Code. An ownership change may occur if the percentage of the Company's stock owned by one or more 5% shareholders increases by more than 50 percentage points over the lowest percentage of the Company's stock owned by those shareholders, measured over a three year period.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities as part of publicly announced programs during the first three months of 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Crown Holdings, Inc.

Item 5.    Other Information

On May 5, 2015, the Company completed its previously announced offering (the “Offering”) of €600,000,000 aggregate principal amount of 3.375% Senior Notes due 2025 (the “Notes”). The Notes were issued by Crown European Holdings S.A. (the “Issuer”), a wholly owned subsidiary of the Company, and were sold in a private placement and resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933 (the “Securities Act”) and to non-U.S. persons pursuant to Regulation S of the Securities Act. The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The Notes will mature on May 15, 2025 and will accrue interest at a rate of 3.375% per year. Interest on the Notes will be payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2015. Prior to November 15, 2024, the Issuer may redeem the notes, at its option, in whole at any time or in part from time to time at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the applicable redemption date, plus a make-whole premium. At any time on or after November 15, 2024, the Issuer may redeem the notes, at its option, in whole at any time or in part from time to time at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

If the Issuer or the Company experiences a change of control, the Issuer may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

The Notes are senior obligations of the Issuer and are unconditionally guaranteed on a senior basis by the Company and, subject to applicable law and exceptions, each of the Company’s subsidiaries in the U.S., Canada, England or Wales, Luxembourg, Mexico, the Netherlands, Switzerland and Spain that are obligors under the Company’s senior secured credit facilities or that guarantee or otherwise become liable with respect to any other indebtedness of the Company, and subject to applicable law and exceptions, each of the Issuer’s subsidiaries that guarantee or otherwise become liable with respect to any indebtedness of the Company, the Issuer or another guarantor or are otherwise obligors under the Company’s senior secured credit facilities which as of the issue date of the Notes is expected to include certain subsidiaries organized under the laws of France, Germany, Mexico and the Netherlands.

The Notes have been issued under an indenture among the Issuer, the guarantors of the Notes, U.S. Bank National Association, as trustee, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as registrar and transfer agent. The indenture governing the Notes contains covenants that will limit the ability of the Company and the ability of its subsidiaries (including the Issuer) to, among other things, create liens, engage in sale and leaseback transactions or merge or consolidate with or into other companies. If an event of default, as specified in the indenture governing the Notes, shall occur and be continuing, either the trustee or the holders of a specified percentage of the Notes may accelerate the maturity of all the Notes. The covenants, events of default and acceleration rights described in this paragraph are subject to important exceptions and qualifications, which are described in the indenture.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: May 6, 2015