Form 10-Q
period 2015-06-30
CROWN HOLDINGS INC
filed 2015-07-30
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 139,401,803 shares of Common Stock outstanding as of July 28, 2015.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net sales	$2,278	$2,383	$4,275	$4,376
Cost of products sold, excluding depreciation and amortization	1,843	1,960	3,503	3,621
Depreciation and amortization	62	47	113	82
Gross profit	373	376	659	673
Selling and administrative expense	99	103	197	207
Restructuring and other	(3)	31	17	83
Loss from early extinguishments of debt	9	—	9	—
Interest expense	69	66	134	124
Interest income	(2)	(1)	(4)	(3)
Foreign exchange	(1)	—	5	6
Income before income taxes	202	177	301	256
Provision for income taxes	49	50	86	83
Net income	153	127	215	173
Net income attributable to noncontrolling interests	(11)	(21)	(29)	(43)
Net income attributable to Crown Holdings	$142	$106	$186	$130

Earnings per common share attributable to Crown Holdings:
Basic	$1.03	$0.77	$1.35	$0.95
Diluted	$1.02	$0.76	$1.34	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net income	$153	$127	$215	$173

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4	(4)	(207)	(8)
Pension and other postretirement benefits	12	17	23	32
Derivatives qualifying as hedges	(8)	14	(10)	21
Total other comprehensive income (loss)	8	27	(194)	45

Total comprehensive income (loss)	161	154	21	218
Net income attributable to noncontrolling interests	(11)	(21)	(29)	(43)
Translation adjustments attributable to noncontrolling interests	(1)	(1)	1	(1)
Derivatives qualifying as hedges attributable to noncontrolling interests	1	(2)	1	(2)
Comprehensive income (loss) attributable to Crown Holdings	$150	$130	$(6)	$172

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$288	$965
Receivables, net	1,098	1,031
Inventories	1,454	1,324
Prepaid expenses and other current assets	344	256
Assets held for sale	—	48
Total current assets	3,184	3,624

Goodwill and intangible assets, net	3,790	2,926
Property, plant and equipment, net	2,672	2,437
Other non-current assets	713	721
Total	$10,359	$9,708

Liabilities and equity
Current liabilities
Short-term debt	$56	$75
Current maturities of long-term debt	152	177
Accounts payable and accrued liabilities	2,525	2,651
Liabilities held for sale	—	23
Total current liabilities	2,733	2,926

Long-term debt, excluding current maturities	5,677	5,007
Postretirement and pension liabilities	862	871
Other non-current liabilities	683	517
Commitments and contingent liabilities (Note L)
Noncontrolling interests	278	268
Crown Holdings shareholders’ equity	126	119
Total equity	404	387
Total	$10,359	$9,708

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30
	2015	2014
Cash flows from operating activities
Net income	$215	$173
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	113	82
Restructuring and other	17	83
Loss from early extinguishments of debt	9	—
Pension expense	22	31
Pension contributions	(34)	(42)
Stock-based compensation	17	14
Changes in assets and liabilities:
Receivables	(96)	(130)
Inventories	(132)	(252)
Accounts payable and accrued liabilities	(168)	(88)
Other, net	22	12
Net cash used for operating activities	(15)	(117)
Cash flows from investing activities
Capital expenditures	(111)	(149)
Purchase of business	(1,207)	(733)
Proceeds from sale of business	30	22
Other	(14)	6
Net cash used for investing activities	(1,302)	(854)
Cash flows from financing activities
Proceeds from long-term debt	1,421	1,827
Payments of long-term debt	(752)	(1,015)
Net change in revolving credit facility and short-term debt	96	(130)
Debt issue costs	(17)	(33)
Common stock issued	5	10
Common stock repurchased	(9)	(2)
Purchase of noncontrolling interests	—	(93)
Dividends paid to noncontrolling interests	(17)	(34)
Foreign exchange derivatives related to debt	(48)	(2)
Net cash provided by financing activities	679	528
Effect of exchange rate changes on cash and cash equivalents	(39)	(2)
Net change in cash and cash equivalents	(677)	(445)
Cash and cash equivalents at January 1	965	689
Cash and cash equivalents at June 30	$288	$244

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2014	$929	$431	$1,395	$(2,513)	$(238)	$4	$285	$289
Net income			130			130	43	173
Other comprehensive income				42		42	3	45
Dividends paid to noncontrolling interests						—	(19)	(19)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		14				14		14
Common stock issued		7			3	10		10
Common stock repurchased		(2)				(2)		(2)
Purchase of noncontrolling interests		(54)				(54)	(44)	(98)
Balance at June 30, 2014	$929	$395	$1,525	$(2,471)	$(234)	$144	$268	$412

Balance at January 1, 2015	$929	$407	$1,782	$(2,765)	$(234)	$119	$268	$387
Net income			186			186	29	215
Other comprehensive income				(192)		(192)	(2)	(194)
Dividends paid to noncontrolling interests						—	(17)	(17)
Restricted stock awarded		(2)			2	—		—
Stock-based compensation		17				17		17
Common stock issued		4			1	5		5
Common stock repurchased		(8)			(1)	(9)		(9)
Balance at June 30, 2015	$929	$418	$1,968	$(2,957)	$(232)	$126	$278	$404

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2015 and the results of its operations for the three and six months ended June 30, 2015 and 2014 and of its cash flows for the six months ended June 30, 2015 and 2014. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

Recently Adopted Accounting Standards

In the first quarter of 2015, the Company adopted changes to the definition of discontinued operations to include only disposals that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The change did not impact the Company's financial statements in 2015.

Recently Issued Accounting Standards

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The guidance is effective for the Company beginning in the first quarter of 2018 with early adoption permitted beginning in the first quarter of 2017. Retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

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

C.    Acquisitions

Empaque

On February 18, 2015, the Company completed its acquisition of Empaque, a leading manufacturer of beverage packaging in Mexico, from Heineken N.V., in a cash transaction valued at $1.2 billion. The addition of Empaque significantly increases the Company's presence in the growing Mexican market and substantially enhances the Company's strategic position in beverage cans, both regionally and globally.

Crown Holdings, Inc.

The following table summarizes the consideration transferred to acquire Empaque and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred
Cash	$1,207
Total consideration	$1,207

Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables, net	106
Inventories	55
Prepaid expenses and other current assets	1
Intangible assets	460
Property, plant and equipment, net	294
Accounts payable and accrued liabilities	(91)
Other non-current liabilities	(223)
Total identifiable net assets	$602

Goodwill	$605

The acquired goodwill was assigned to the Company's Americas Beverage segment and is not expected to be deductible for tax purposes.
The acquired property, plant and equipment will be depreciated over the estimated remaining useful lives of the equipment in accordance with the Company's existing policies and procedures, primarily on a straight-line basis.
Intangible assets include $162 of customer relationships that will be amortized over 18 years and $298 for a long-term supply contract with Heineken affiliates that will be amortized over 15 years.
The Company has not finalized its valuation of the assets acquired and as a result has not yet finalized the determination of the fair value of assets acquired and liabilities assumed. The Company expects to finalize its purchase accounting within one year of the acquisition date.
During the three and six months ended June 30, 2015, Empaque contributed sales of approximately $173 and $248, respectively.

Mivisa

On April 23, 2014 , the Company completed its previously announced acquisition of the sole shareholder of Mivisa Envases, S.A.U. (“Mivisa”) for $733, net of $28 in cash acquired, plus $977 of debt assumed. Mivisa, based in Murcia, Spain, primarily serves the vegetable, fruit, fish and meat markets and is the largest food can producer in both the Iberian Peninsula and Morocco.

Crown Holdings, Inc.

The following table summarizes the final fair value of identifiable assets and liabilities assumed at the date of the acquisition.

Fair value of consideration transferred
Cash	$733
Total consideration	$733

Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables, net	201
Inventories	195
Prepaid expenses and other current assets	11
Intangible assets	295
Property, plant and equipment, net	318
Net assets of business to be divested	9
Accounts payable and accrued liabilities	(159)
Debt	(977)
Other non-current liabilities	(98)
Total identifiable net assets	$(205)

Goodwill	$938

D.    Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at December 31, 2013	$(1,828)	$(658)	$(27)	$(2,513)
Other comprehensive loss before reclassifications	—	(9)	(2)	(11)
Amounts reclassified from accumulated other comprehensive income	32	—	21	53
Other comprehensive income (loss)	32	(9)	19	42
Balance at June 30, 2014	$(1,796)	$(667)	$(8)	$(2,471)

Balance at December 31, 2014	$(1,781)	$(980)	$(4)	$(2,765)
Other comprehensive loss before reclassifications	—	(206)	(13)	(219)
Amounts reclassified from accumulated other comprehensive income	23	—	4	27
Other comprehensive income (loss)	23	(206)	(9)	(192)
Balance at June 30, 2015	$(1,758)	$(1,186)	$(13)	$(2,957)

Crown Holdings, Inc.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Amount reclassified from accumulated other comprehensive income
	Three Months Ended		Six Months Ended
Details about accumulated other	June 30		June 30		Affected line item in the
comprehensive income components	2015	2014	2015	2014	statement of operations
Gains and losses on cash flow hedges
Commodities	$5	$7	$4	$26	Cost of products sold
	5	7	4	26	Total before tax
	(1)	(1)	(1)	(7)	Provision for income taxes
	$4	$6	$3	$19	Net of tax

Foreign exchange	$(1)	$(1)	$(1)	$—	Net sales
	1	1	2	2	Cost of products sold
	—	—	1	2	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$—	$1	$2	Net of tax

Total gains and losses on cash flow hedges	$4	$6	$4	$21

Amortization of defined benefit plan items
Actuarial losses	$28	$34	$55	$64	(a)
Prior service credit	(12)	(12)	(24)	(24)	(a)
	16	22	31	40	Total before tax
	(4)	(5)	(8)	(8)	Provision for income taxes
	$12	$17	$23	$32	Net of tax

Total reclassifications for the period	$16	$23	$27	$53

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement cost. See Note N for further details.

E.     Stock-Based Compensation

A summary of restricted stock transactions during the six months ended June 30, 2015 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2015	1,960,357
Awarded:
Time-vesting shares	268,680
Performance-based shares	201,092
Released:
Time-vesting shares	(373,741)
Performance-based shares	(155,180)
Forfeitures:
Time-vesting shares	(40,250)
Performance-based shares	(61,008)
Non-vested stock awards outstanding at June 30, 2015	1,799,950

Crown Holdings, Inc.

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

In June 2015, the Company granted a general award of 175,200 shares of time-vesting restricted and deferred stock. The shares vest ratably over four years commencing in 2017.

The weighted average grant-date fair value of the 2015 time-vesting stock awards was $53.59 and the performance-based stock awards was $49.50.

The fair value of the performance-based shares awarded in 2015 was calculated using a Monte Carlo valuation model. The estimated weighted average grant-date fair value of the performance-based shares awarded in 2015 was calculated using a weighted average stock price volatility of 17.4%, an expected term of three years, and a weighted average risk-free interest rate of 1.06%.

At June 30, 2015, unrecognized compensation cost related to outstanding non-vested stock awards was $49. The weighted average period over which the expense is expected to be recognized is 2.8 years. The aggregate market value of the shares released and issued on the vesting dates was $28.

F.	Receivables

	June 30, 2015	December 31, 2014
Accounts receivable	$986	$940
Less: allowance for doubtful accounts	(83)	(88)
Net trade receivables	903	852
Miscellaneous receivables	195	179
Receivables, net	$1,098	$1,031

The Company uses receivable securitization facilities in the normal course of business as part of managing its cash flows. In connection with the Company's North American receivable securitization facility, the Company recognized a deferred purchase price of $122 which was included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet. The net change in deferred purchase price receivable was reflected in the receivables line item on the Company's Consolidated Statement of Cash Flows.

G.    Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	June 30, 2015	December 31, 2014
Raw materials and supplies	$668	$684
Work in process	163	134
Finished goods	623	506
	$1,454	$1,324

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

For derivative financial instruments accounted for in hedging relationships, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the manner in which effectiveness will be assessed. The Company formally assesses, both at inception and at least quarterly thereafter, whether the hedging relationships are effective in offsetting changes in fair value or cash flows of the related underlying exposures. When a hedge no longer qualifies for hedge accounting the change in fair value from the date of the last effectiveness test is recognized in earnings. Any gain or loss which has accumulated in other comprehensive income at the date of the last effectiveness test is reclassified into earnings at the same time of the underlying exposure.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except for ineffectiveness, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2015 mature between one and forty months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in cash flow hedges	June 30, 2015	June 30, 2015	June 30, 2015	June 30, 2015

Foreign exchange	$(3)	$(2)	$—	$(1)
Commodities	(9)	(11)	(4)	(3)
Total	$(12)	$(13)	$(4)	$(4)

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in cash flow hedges	June 30, 2014	June 30, 2014	June 30, 2014	June 30, 2014

Foreign exchange	$—	$1	$—	$(2)
Commodities	6	(3)	(6)	(19)
Total	$6	$(2)	$(6)	$(21)

For the six months ended June 30, 2015, the Company recognized a gain of $2 (net of tax), related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices.

For the three and six months ended June 30, 2014, the Company recognized a gain of $3 and a loss of $4 (net of tax), respectively, related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices.

During the twelve month period ending June 30, 2016, a net loss of $13 ($11, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the six months ended June 30, 2015 and 2014 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three months ended June 30, 2015.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a gain of $3 and a gain of $1 for the three and six months ended June 30, 2015, respectively, and gain of $1 and a gain of less than $1 for the three and six months ended June 30, 2014, respectively . The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $5 and a loss of $43 for the three and six months ended June 30, 2015, respectively, and a gain of $12 and a loss of $13 for the same periods in 2014. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related underlying hedged items.

During the three months ended June 30, 2015, certain commodity hedges did not meet the criteria for hedge accounting and therefore the change in their fair value during the quarter was recognized in earnings. For the three and six months ended June 30, 2015, the Company recognized a gain of $2 ($1, net of tax) related to these ineffective hedges.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively.

	Balance Sheet classification	Fair Value hierarchy	June 30, 2015	December 31, 2014
Derivative assets
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$37	$20
Commodities	Other current assets	2	4	2
Commodities	Other non-current assets	2	1	—
Derivatives not designated as hedges:
Foreign exchange	Other current assets	2	—	—
Commodities	Other current assets	2	2	—
Commodities	Other non-current assets	2	2	—
	Total		$46	$22

Derivative liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$36	$20
Commodities	Accounts payable and accrued liabilities	2	16	10
Commodities	Other non-current liabilities	2	2	—
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	4	15
Commodities	Accounts payable and accrued liabilities	2	5	—
Commodities	Other non-current liabilities	2	1	—
	Total		$64	$45

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at June 30, 2015
Derivative assets	$46	$5	$41
Derivative liabilities	64	5	59

Balance at December 31, 2014
Derivative assets	22	4	18
Derivative liabilities	45	4	41

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notational values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 were:

	June 30, 2015	December 31, 2014
Derivatives in cash flow hedges:
Foreign exchange	$353	$678
Commodities	207	213
Derivatives in fair value hedges:
Foreign exchange	78	85
Derivatives not designated as hedges:
Foreign exchange	585	603
Commodities	58	—

I.	Restructuring and Other

The Company recorded restructuring and other as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Asset impairments and sales	$(5)	$—	$1	$42
Restructuring	1	12	1	13
Transaction costs	1	12	15	14
Other costs	—	7	—	14
	(3)	31	$17	83

Asset impairment and sales in 2014 related to the divestment of certain operations in connection with the acquisition of Mivisa. Restructuring costs in 2014 primarily related to severance costs in the Company's European Food segment. Transaction costs related to the acquisitions of Mivisa in 2014 and Empaque in 2015. Other costs in 2014 primarily related to the temporary relocation of production due to a labor dispute in the Company's Americas Beverage segment.

The tables below summarize the outstanding accrual balances associated with prior restructuring actions.

Crown Holdings, Inc.

2013 European Division Actions

Through June 30, 2015, the Company incurred costs of $31 related to an initiative to better align costs with ongoing market conditions in its European operations, primarily in its food, aerosol and specialty packaging businesses. The action is expected to result in the reduction of approximately 205 employees. The Company expects to pay the remaining liability in 2015 and does not expect to incur any additional charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2015	$14	$—	$14
Payments	(6)	—	(6)
Foreign currency translation	(1)	—	(1)
Balance at June 30, 2015	$7	$—	$7

2014 European Division Actions

Through June 30, 2015 , the Company incurred costs of $8 related to severance costs in connection with the planned closure of a manufacturing facility in its European Food segment. The action is expected to result in the reduction of approximately 100 employees when completed in 2015. The Company does not expect to incur any additional charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2015	$8	$—	$8
Payments	(3)	—	(3)
Balance at June 30, 2015	$5	$—	$5

Other Actions

At June 30, 2015, the Company also had a restructuring accrual of $10 related to actions taken in 2011 and 2012 to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. The Company expects to pay the liability through 2024 as certain employees have elected to receive payment as a fixed monthly sum over future years. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

Crown Holdings, Inc.

J.	Debt

The Company’s outstanding debt was as follows:

	June 30, 2015	December 31, 2014
Short-term debt	$56	$75
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$108	$—
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2018	875	800
Euro (€700 at June 30, 2015) at EURIBOR plus 1.75% due 2018	780	847
Farm credit facility at LIBOR plus 2.00% due 2019	358	358
Senior notes and debentures:
U.S. dollar 6.25% due 2021	700	700
Euro (€650 at June 30, 2015) 4.0% due 2022	724	786
U.S. dollar 4.50% due 2023	1,000	1,000
U.S. dollar 7.375% due 2026	350	350
Euro (€600 at June 30, 2015) 3.375% due 2025	668	—
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	204	281
Unamortized discounts	(2)	(2)
Total long-term debt	5,829	5,184
Less: current maturities	(152)	(177)
Total long-term debt, less current maturities	$5,677	$5,007

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $5,891 at June 30, 2015 and $5,346 at December 31, 2014.

In February 2015, to fund the acquisition of Empaque as described in Note C, the Company borrowed an additional $75 under its U.S. dollar term loan facility due in December 2018 and $675 under its U.S. dollar term loan facility due in February 2022.

In May 2015, the Company issued €600 ($668 at June 30, 2015) principal amount of 3.375% senior unsecured notes due 2025. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used these proceeds to repay its U.S. dollar term loan facility due in February 2022. In connection with the repayment of the term loan facility, the Company recorded a loss from early extinguishment of debt of $9 for the write off of deferred financing costs.

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

During the six months ended June 30, 2015, the Company paid $9 to settle outstanding claims and had claims activity as follows:

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2015.

As of June 30, 2015, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $263, including $211 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2024. The Company’s accrual excludes potential costs for claims beyond 2024 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company.  The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the market for the supply of metal packaging products. The FCO’s investigation is ongoing and proceedings of this nature can often continue for several years. To date, the FCO has not officially charged the Company or any of its subsidiaries with any violations of competition law. The Company has commenced an internal investigation into the matter, is cooperating with the FCO and anticipates submitting a leniency application which may lead to the reduction of any penalties that the FCO may impose as a result of the investigation. If the FCO finds that the Company or any of its subsidiaries violated competition law, the FCO has the authority to levy fines, which could be material. At this stage of the investigation the Company is unable to predict the ultimate outcome of the FCO’s investigation and any potential loss, or timing of such loss, if any, cannot be reasonably estimated.

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

At June 30, 2015, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $8. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At June 30, 2015, the Company also had guarantees of $28 related to the residual values of leased assets.

M.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net income attributable to Crown Holdings	$142	$106	$186	$130
Weighted average shares outstanding:
Basic	137.9	137.2	137.8	137.0
Dilutive stock options and restricted stock	1.4	1.4	1.4	1.4
Diluted	139.3	138.6	139.2	138.4
Basic earnings per share	$1.03	$0.77	$1.35	$0.95
Diluted earnings per share	$1.02	$0.76	$1.34	$0.94

For the three and six months ended June 30, 2014, 0.1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

Crown Holdings, Inc.

N.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension benefits – U.S. plans	2015	2014	2015	2014
Service cost	$4	$4	$9	$8
Interest cost	15	17	31	33
Expected return on plan assets	(25)	(26)	(50)	(52)
Recognized net loss	13	10	25	21
Net periodic cost	$7	$5	$15	$10

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension benefits – Non-U.S. plans	2015	2014	2015	2014
Service cost	$7	$6	$12	$13
Interest cost	30	42	60	81
Expected return on plan assets	(43)	(53)	(85)	(102)
Recognized prior service credit	(4)	(4)	(7)	(8)
Recognized net loss	14	19	27	37
Net periodic cost	$4	$10	$7	$21

	Three Months Ended		Six Months Ended
	June 30		June 30
Other postretirement benefits	2015	2014	2015	2014
Service cost	$—	$—	$—	$1
Interest cost	2	3	4	6
Recognized prior service credit	(9)	(8)	(17)	(17)
Recognized net loss	2	2	3	4
Net periodic benefit	$(5)	$(3)	$(10)	$(6)

O.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
U.S. statutory rate at 35%	$70	$62	$105	$90
Tax on foreign income	(27)	(27)	(39)	(44)
Tax contingencies	1	—	8	—
Valuation allowance	2	5	5	10
Non-deductible impairment charge	—	—	1	15
Other items, net	3	10	6	12
Income tax provision	$49	$50	$86	$83

During the six months ended June 30, 2015, the increase in tax contingencies is primarily due to an unfavorable Spanish tax court ruling in a case not directly involving the Company.

Crown Holdings, Inc.

During the six months ended June 30, 2014, non-deductible impairment charges primarily related to the divestiture of certain operations in connection with the Company's acquisition of Mivisa.

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

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Americas Beverage	$741	$594	$1,358	$1,143
North America Food	170	213	330	392
European Beverage	422	496	746	884
European Food	492	555	923	928
Asia Pacific	310	316	620	614
Total reportable segments	2,135	2,174	3,977	3,961
Non-reportable segments	143	209	298	415
Total	$2,278	$2,383	$4,275	$4,376

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, the Company's specialty packaging business in Europe and the Company's tooling and equipment operations in the U.S. and United Kingdom.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Americas Beverage	$24	$32	$45	$51
North America Food	1	1	2	4
European Beverage	—	1	—	1
European Food	24	25	51	47
Asia Pacific	—	—	—	—
Total reportable segments	49	59	98	103
Non-reportable segments	27	29	54	58
Total	$76	$88	$152	$161

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Crown Holdings, Inc.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Americas Beverage	$99	$85	$184	$164
North America Food	23	38	47	67
European Beverage	66	83	104	142
European Food	68	63	110	89
Asia Pacific	39	36	74	70
Total reportable segments	$295	$305	$519	$532

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Segment income of reportable segments	$295	$305	$519	$532
Segment income of non-reportable segments	20	22	37	46
Corporate and unallocated items	(41)	(54)	(94)	(112)
Restructuring and other	3	(31)	(17)	(83)
Loss from early extinguishments of debt	(9)	—	(9)	—
Interest expense	(69)	(66)	(134)	(124)
Interest income	2	1	4	3
Foreign exchange	1	—	(5)	(6)
Income before income taxes	$202	$177	$301	$256

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs, fair value adjustments for the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness.

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

The following condensed combining financial statements:
•statements of comprehensive income for the three and six months ended June 30, 2015 and 2014,
•balance sheets as of June 30, 2015 and December 31, 2014, and
•statements of cash flows for the six months ended June 30, 2015 and 2014 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,278		$2,278
Cost of products sold, excluding depreciation and amortization			1,843		1,843
Depreciation and amortization			62		62
Gross profit			373		373
Selling and administrative expense		$3	96		99
Restructuring and other			(3)		(3)
Loss on early extinguishments of debt			9		9
Net interest expense		25	42		67
Foreign exchange			(1)		(1)
Income/(loss) before income taxes		(28)	230		202
Provision for / (benefit from) income taxes		(8)	57		49
Equity earnings / (loss) in affiliates	$142	131		$(273)	—
Net income	142	111	173	(273)	153
Net income attributable to noncontrolling interests			(11)		(11)
Net income attributable to Crown Holdings	$142	$111	$162	$(273)	$142

Comprehensive income	$150	$116	$181	$(286)	$161
Comprehensive income attributable to noncontrolling interests			(11)		(11)
Comprehensive income attributable to Crown Holdings	$150	$116	$170	$(286)	$150

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,383		$2,383
Cost of products sold, excluding depreciation and amortization			1,960		1,960
Depreciation and amortization			47		47
Gross profit			376		376
Selling and administrative expense		$2	101		103
Restructuring and other			31		31
Net interest expense		24	41		65
Income/(loss) before income taxes		(26)	203		177
Provision for / (benefit from) income taxes		(4)	54		50
Equity earnings / (loss) in affiliates	$106	132		$(238)	—
Net income	106	110	149	(238)	127
Net income attributable to noncontrolling interests			(21)		(21)
Net income attributable to Crown Holdings	$106	$110	$128	$(238)	$106

Comprehensive income	$130	$134	$176	$(286)	$154
Comprehensive income attributable to noncontrolling interests			(24)		(24)
Comprehensive income attributable to Crown Holdings	$130	$134	$152	$(286)	$130

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$4,275		$4,275
Cost of products sold, excluding depreciation and amortization			3,503		3,503
Depreciation and amortization			113		113
Gross profit			659		659
Selling and administrative expense		$5	192		197
Restructuring and other			17		17
Loss from early extinguishment of debt			9		9
Net interest expense		51	79		130
Foreign exchange			5		5
Income/(loss) before income taxes		(56)	357		301
Provision for / (benefit from) income taxes		(9)	95		86
Equity earnings / (loss) in affiliates	$186	188		$(374)	—
Net income	186	141	262	(374)	215
Net income attributable to noncontrolling interests			(29)		(29)
Net income attributable to Crown Holdings	$186	$141	$233	$(374)	$186

Comprehensive income	$(6)	$38	$68	$(79)	$21
Comprehensive income attributable to noncontrolling interests			(27)		(27)
Comprehensive income attributable to Crown Holdings	$(6)	$38	$41	$(79)	$(6)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$4,376		$4,376
Cost of products sold, excluding depreciation and amortization			3,621		3,621
Depreciation and amortization			82		82
Gross profit			673		673
Selling and administrative expense		$5	202		207
Restructuring and other		14	69		83
Net interest expense		47	74		121
Foreign exchange			6		6
Income/(loss) before income taxes		(66)	322		256
Provision for / (benefit from) income taxes		(9)	92		83
Equity earnings / (loss) in affiliates	$130	191		$(321)	—
Net income	130	134	230	(321)	173
Net income attributable to noncontrolling interests			(43)		(43)
Net income attributable to Crown Holdings	$130	$134	$187	$(321)	$130

Comprehensive Income	$172	$176	$275	$(405)	$218
Comprehensive income attributable to noncontrolling interests			(46)		(46)
Comprehensive income attributable to Crown Holdings	$172	$176	$229	$(405)	$172

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$288		$288
Receivables, net			1,098		1,098
Inventories			1,454		1,454
Prepaid expenses and other current assets	$1	$68	275		344
Total current assets	1	68	3,115		3,184

Intercompany debt receivables			3,792	$(3,792)	—
Investments	3,055	2,430		(5,485)	—
Goodwill and intangible assets			3,790		3,790
Property, plant and equipment, net			2,672		2,672
Other non-current assets		397	316		713
Total	$3,056	$2,895	$13,685	$(9,277)	$10,359

Liabilities and equity
Current liabilities
Short-term debt			$56		$56
Current maturities of long-term debt			152		152
Accounts payable and accrued liabilities	$13	$33	2,479		2,525
Total current liabilities	13	33	2,687		2,733

Long-term debt, excluding current maturities		412	5,265		5,677
Long-term intercompany debt	2,917	875		$(3,792)	—
Postretirement and pension liabilities			862		862
Other non-current liabilities		302	381		683
Commitments and contingent liabilities
Noncontrolling interests			278		278
Crown Holdings shareholders’ equity/(deficit)	126	1,273	4,212	(5,485)	126
Total equity/(deficit)	126	1,273	4,490	(5,485)	404
Total	$3,056	$2,895	$13,685	$(9,277)	$10,359

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$10	$(56)	$31		$(15)
Cash flows from investing activities
Capital expenditures			(111)		(111)
Purchase of business			(1,207)		(1,207)
Proceeds from sale of business			30		30
Intercompany investing activities	(862)	5	862	$(5)	—
Other			(14)		(14)
Net cash provided by/(used for) investing activities	(862)	5	(440)	(5)	(1,302)
Cash flows from financing activities
Proceeds from long-term debt			1,421		1,421
Payments of long-term debt			(752)		(752)
Net change in revolving credit facility and short-term debt			96		96
Net change in long-term intercompany balances	856	51	(907)		—
Debt issue costs			(17)		(17)
Common stock issued	5				5
Common stock repurchased	(9)				(9)
Dividends paid			(5)	5	—
Dividend paid to noncontrolling interests			(17)		(17)
Other			(48)		(48)
Net cash provided by/(used for) financing activities	852	51	(229)	5	679
Effect of exchange rate changes on cash and cash equivalents			(39)		(39)
Net change in cash and cash equivalents	—	—	(677)	—	(677)
Cash and cash equivalents at January 1			965		965
Cash and cash equivalents at June 30	$—	$—	$288	$—	$288

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$7	$(60)	$(64)		$(117)
Cash flows from investing activities
Capital expenditures			(149)		(149)
Purchase of business			(733)		(733)
Proceeds from sale of business			22		22
Intercompany investing activities	(941)	47	941	$(47)	—
Other			6		6
Net cash provided by/(used for) investing activities	(941)	47	87	(47)	(854)
Cash flows from financing activities
Proceeds from long-term debt			1,827		1,827
Payments of long-term debt			(1,015)		(1,015)
Net change in revolving credit facility and short-term debt			(130)		(130)
Net change in long-term intercompany balances	926	13	(939)		—
Debt issue costs			(33)		(33)
Common stock issued	10				10
Common stock repurchased	(2)				(2)
Dividends paid			(47)	47	—
Purchase of noncontrolling interests			(93)		(93)
Dividend paid to noncontrolling interests			(34)		(34)
Other			(2)		(2)
Net cash provided by/(used for) financing activities	934	13	(466)	47	528
Effect of exchange rate changes on cash and cash equivalents			(2)		(2)
Net change in cash and cash equivalents	—	—	(445)	—	(445)
Cash and cash equivalents at January 1			689		689
Cash and cash equivalents at June 30	$—	$—	$244	$—	$244

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuers), 100% owned subsidiaries of the Company, have outstanding $700 principal amount of 6.25% senior notes due 2021 and $1,000 principal amount of 4.5% senior notes due 2023, which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis.

The following condensed combining financial statements:

•	statements of comprehensive income for the three and six months ended June 30, 2015 and 2014,

•	balance sheets as of June 30, 2015 and December 31, 2014, and

•	statements of cash flows for the six months ended June 30, 2015 and 2014 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$542	$1,736		$2,278
Cost of products sold, excluding depreciation and amortization			433	1,410		1,843
Depreciation and amortization			8	54		62
Gross profit			101	272		373
Selling and administrative expense		$3	36	60		99
Restructuring and other			2	(5)		(3)
Loss from early extinguishments of debt		9				9
Net interest expense		24	23	20		67
Technology royalty			(10)	10		—
Foreign exchange		8		(1)	(8)	(1)
Income/(loss) before income taxes		(44)	50	188	8	202
Provision for / (benefit from) income taxes		(17)	23	40	3	49
Equity earnings / (loss) in affiliates	$142	38	84		$(264)	—
Net income	142	11	111	148	(259)	153
Net income attributable to noncontrolling interests				(11)		(11)
Net income attributable to Crown Holdings	$142	$11	$111	$137	$(259)	$142

Comprehensive income	$150	$13	$116	$162	$(280)	$161
Comprehensive income attributable to noncontrolling interests				(11)		(11)
Comprehensive income attributable to Crown Holdings	$150	$13	$116	$151	$(280)	$150

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$572	$1,811		$2,383
Cost of products sold, excluding depreciation and amortization			462	1,498		1,960
Depreciation and amortization			8	39		47
Gross profit			102	274		376
Selling and administrative expense		$2	34	67		103
Restructuring and other		(1)	7	25		31
Net interest expense		18	21	26		65
Technology royalty			(13)	13		—
Income/(loss) before income taxes		(19)	53	143		177
Provision for / (benefit from) income taxes		(7)	27	30		50
Equity earnings / (loss) in affiliates	$106	59	84		$(249)	—
Net income	106	47	110	113	(249)	127
Net income attributable to noncontrolling interests				(21)		(21)
Net income attributable to Crown Holdings	$106	$47	$110	$92	$(249)	$106

Comprehensive income	$130	$51	$134	$136	$(297)	$154
Comprehensive income attributable to noncontrolling interests				(24)		(24)
Comprehensive income attributable to Crown Holdings	$130	$51	$134	$112	$(297)	$130

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,028	$3,247		$4,275
Cost of products sold, excluding depreciation and amortization			820	2,683		3,503
Depreciation and amortization			16	97		113
Gross profit			192	467		659
Selling and administrative expense		$5	78	114		197
Restructuring and other			2	15		17
Loss from early extinguishment of debt		9				9
Net interest expense		44	46	40		130
Technology royalty			(19)	19		—
Foreign exchange		8		5	(8)	5
Income/(loss) before income taxes		(66)	85	274	8	301
Provision for / (benefit from) income taxes		(25)	46	62	3	86
Equity earnings / (loss) in affiliates	$186	88	102		$(376)	—
Net income	186	47	141	212	(371)	215
Net income attributable to noncontrolling interests				(29)		(29)
Net income attributable to Crown Holdings	$186	$47	$141	$183	$(371)	$186

Comprehensive Income	$(6)	$53	$38	$20	$(84)	$21
Comprehensive income attributable to noncontrolling interests				(27)		(27)
Comprehensive income attributable to Crown Holdings	$(6)	$53	$38	$(7)	$(84)	$(6)

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,071	$3,305		$4,376
Cost of products sold, excluding depreciation and amortization			860	2,761		3,621
Depreciation and amortization			15	67		82
Gross profit			196	477		673
Selling and administrative expense		$4	73	130		207
Restructuring and other		1	43	39		83
Net interest expense		27	43	51		121
Technology royalty			(24)	24		—
Foreign exchange				6		6
Income/(loss) before income taxes		(32)	61	227		256
Provision for / (benefit from) income taxes		(12)	41	54		83
Equity earnings / (loss) in affiliates	$130	99	114		$(343)	—
Net income	130	79	134	173	(343)	173
Net income attributable to noncontrolling interests				(43)		(43)
Net income attributable to Crown Holdings	$130	$79	$134	$130	$(343)	$130

Comprehensive income	$172	$89	$176	$208	$(427)	$218
Comprehensive income attributable to noncontrolling interests				(46)		(46)
Comprehensive income attirbutable to Crown Holdings	$172	$89	$176	$162	$(427)	$172

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$57		$231		$288
Receivables, net			$2	1,096		1,098
Intercompany receivables			34	11	$(45)	—
Inventories			299	1,155		1,454
Prepaid expenses and other current assets	$1	1	78	264		344
Total current assets	1	58	413	2,757	(45)	3,184

Intercompany debt receivables		3,252	3,643	699	(7,594)	—
Investments	3,055	2,097	838		(5,990)	—
Goodwill and intangible assets			472	3,318		3,790
Property, plant and equipment, net		1	331	2,340		2,672
Other non-current assets		48	412	253		713
Total	$3,056	$5,456	$6,109	$9,367	$(13,629)	$10,359

Liabilities and equity
Current liabilities
Short-term debt				$56		$56
Current maturities of long-term debt		$47		105		152
Accounts payable and accrued liabilities	$13	46	$512	1,954		2,525
Intercompany payables			11	34	$(45)	—
Total current liabilities	13	93	523	2,149	(45)	2,733

Long-term debt, excluding current maturities		2,926	412	2,339		5,677
Long-term intercompany debt	2,917	1,271	3,160	246	(7,594)	—
Postretirement and pension liabilities			439	423		862
Other non-current liabilities			302	381		683
Commitments and contingent liabilities
Noncontrolling interests				278		278
Crown Holdings shareholders’ equity/(deficit)	126	1,166	1,273	3,551	(5,990)	126
Total equity/(deficit)	126	1,166	1,273	3,829	(5,990)	404
Total	$3,056	$5,456	$6,109	$9,367	$(13,629)	$10,359

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$10	$(29)	$64	$(60)		$(15)
Cash flows from investing activities
Capital expenditures			(21)	(90)		(111)
Purchase of business				(1,207)		(1,207)
Proceeds from sale of business				30		30
Intercompany investing activities	(862)	2	9	862	$(11)	—
Other			(10)	(4)		(14)
Net cash provided by/(used for) investing activities	(862)	2	(22)	(409)	(11)	(1,302)
Cash flows from financing activities
Proceeds from long-term debt		750		671		1,421
Payments of long-term debt		(675)		(77)		(752)
Net change in revolving credit facility and short-term debt		40		56		96
Net change in long-term intercompany balances	856	(150)	(42)	(664)		—
Debt issue costs		(9)		(8)		(17)
Common stock issued	5					5
Common stock repurchased	(9)					(9)
Dividends paid				(11)	11	—
Dividends paid to noncontrolling interests				(17)		(17)
Other				(48)		(48)
Net cash provided by/(used for) financing activities	852	(44)	(42)	(98)	11	679
Effect of exchange rate changes on cash and cash equivalents				(39)		(39)
Net change in cash and cash equivalents	—	(71)	—	(606)	—	(677)
Cash and cash equivalents at January 1		128		837		965
Cash and cash equivalents at June 30	$—	$57	$—	$231	$—	$288

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$7	$(18)	$(2)	$(104)		$(117)
Cash flows from investing activities
Capital expenditures			(17)	(132)		(149)
Purchase of business				(733)		(733)
Proceeds from sale of business				22		22
Intercompany investing activities	(941)	3	47	941	$(50)	—
Other			4	2		6
Net cash provided by/(used for) investing activities	(941)	3	34	100	(50)	(854)
Cash flows from financing activities
Proceeds from long-term debt		942		885		1,827
Payments of long-term debt				(1,015)		(1,015)
Net change in revolving credit facility and short-term debt				(130)		(130)
Net change in long-term intercompany balances	926	(1,053)	42	85		—
Debt issue costs		(21)		(12)		(33)
Common stock issued	10					10
Common stock repurchased	(2)					(2)
Dividends paid				(50)	50	—
Purchase of noncontrolling interests			(76)	(17)		(93)
Dividends paid to noncontrolling interests				(34)		(34)
Other				(2)		(2)
Net cash provided by/(used for) financing activities	934	(132)	(34)	(290)	50	528
Effect of exchange rate changes on cash and cash equivalents				(2)		(2)
Net change in cash and cash equivalents	—	(147)	(2)	(296)	—	(445)
Cash and cash equivalents at January 1		177	2	510		689
Cash and cash equivalents at June 30	$—	$30	$—	$214	$—	$244

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2015 compared to 2014 and changes in financial condition and liquidity from December 31, 2014. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

The Company identifies and evaluates growth opportunities through capacity additions in existing plants, new plants in developing markets that it already knows and understands, and potential strategic acquisitions in geographic areas and product lines in which it already operates. In response to increasing global customer demand for beverage cans in non-standard sizes, commonly called "specialty cans", the Company will continue to make investments in converting existing capacity or adding new capacity for non-standard can sizes. The Company rigorously evaluates each investment opportunity against a variety of metrics and every approved project is undertaken with an eye toward creating long-term shareholder value. Cash flows generated from the Company's operations may be reinvested in the business, used for acquisitions, used to repay debt or returned to shareholders through share repurchases or possible future dividends. Following the acquisition of Empaque as described below, the Company's primary focus in 2015 is to utilize cash flow to reduce leverage. The Company does not presently anticipate any share repurchases or dividends in 2015.

In recent years, the Company has developed its beverage can platform in emerging markets with particular focus on Asia, Brazil and Eastern Europe. Beverage can volume growth in these markets has been driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging.

In April 2014, the Company completed its acquisition of Mivisa, the largest food can producer in both the Iberian Peninsula and Morocco; primarily serving the vegetable, fruit, fish and meat markets in a cash transaction valued at $1.7 billion. In February 2015, the Company completed its acquisition of Empaque, a leading manufacturer for the beverage industry in Mexico, from Heineken N.V., in a cash transaction valued at $1.2 billion. Accompanying the Empaque transaction are long-term supply agreements with Heineken affiliates which are expected to provide a stable cash flow base. In February 2015, the Company announced plans to construct a new beverage can plant in Monterrey, Mexico. The addition of Empaque and the Monterrey facility significantly increases the Company's presence in the growing Mexican market and substantially enhances the Company's strategic position in beverage cans, both regionally and globally.

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

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net sales	$2,278	$2,383	$4,275	$4,376
Beverage cans and ends as a percentage of net sales	59%	55%	58%	56%
Food cans and ends as a percentage of net sales	26%	29%	26%	27%

Three months ended June 30, 2015 compared to 2014

Net sales decreased primarily due to the impact of foreign currency translation, partially offset by the acquisitions of Empaque and Mivisa. Net sales would have been $241 higher using exchange rates in effect during the second quarter of 2014.

Six months ended June 30, 2015 compared to 2014

Net sales decreased primarily due to the impact of foreign currency translation, partially offset by the acquisitions of Empaque and Mivisa. Net sales would have been $413 higher using exchange rates in effect during the first six months of 2014.

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

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net sales	$741	$594	$1,358	$1,143
Segment income	99	85	184	164

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended June 30, 2015 compared to 2014

Net sales increased primarily due to $173 from the acquisition of Empaque. The increase from Empaque and 3% volume growth in North America was partially offset by lower volumes in Brazil and the impact of foreign currency translation. Net sales would have been $51 higher using exchange rates in effect during the second quarter of 2014.

Segment income increased primarily due to the acquisition of Empaque, partially offset by lower volumes in Brazil and the impact of foreign currency translation. Segment income would have been $8 higher using exchange rates in effect during the second quarter of 2014.

Six months ended June 30, 2015 compared to 2014

Net sales increased $248 due to the acquisition of Empaque, partially offset by 6% lower volume in Brazil and the impact of foreign currency translation. Net sales would have been $76 higher using exchange rates in effect during the first six months of 2014.

Segment income increased $43 due to the acquisition of Empaque, partially offset by lower volume in Brazil and the impact of foreign currency translation. Segment income would have been $11 higher using exchange rates in effect during the first six months of 2014.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net sales	$170	$213	$330	$392
Segment income	23	38	47	67

Three months ended June 30, 2015 compared to 2014

Net sales and segment income decreased due to decreased sales unit volumes primarily attributable to the loss of certain customers and lower seasonal demand.

Six months ended June 30, 2015 compared to 2014

Net sales and segment income decreased primarily due to a 19% decrease in sales unit volumes primarily attributable to the loss of certain customers.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net sales	$422	$496	$746	$884
Segment income	66	83	104	142

Three months ended June 30, 2015 compared to 2014

Net sales and segment income decreased primarily due to a 4% decline in sales unit volumes, primarily in the Middle East due to ongoing conflicts in the region and the impact of foreign currency translation. Net sales and segment income would have been $61 and $7 higher, respectively, using exchange rates in effect during the second quarter of 2014.

Six months ended June 30, 2015 compared to 2014

Net sales and segment income decreased primarily due to a 6% decline in sales unit volumes, primarily in the Middle East due to ongoing conflicts in the region and the impact of foreign currency translation. Net sales and segment income would have been $99 and $11 higher, respectively, using exchange rates in effect during the first six months of 2014.

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

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net sales	$492	$555	$923	$928
Segment income	68	63	110	89

Three months ended June 30, 2015 compared to 2014

Net sales and segment income decreased primarily due to the impact of foreign currency translation, partially offset by a 1% increase in sales unit volumes. Net sales and segment income would have been $108 and $14 higher, respectively, using exchange rates in effect during the second quarter of 2014.

Six months ended June 30, 2015 compared to 2014

Net sales decreased primarily due to the impact of foreign currency translation, partially offset by increased sales unit volumes and $145 for an additional four months of Mivisa. Net sales would have been $193 higher using exchange rates in effect for the first six months of 2014.

Segment income increased primarily due to sales unit volume growth, including the impact of Mivisa, and improved cost performance, partially offset by foreign currency translation. Segment income would have been $24 higher using exchange rates in effect during the first six months of 2014.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net sales	$310	$316	$620	$614
Segment income	39	36	74	70

Three months ended June 30, 2015 compared to 2014

Net sales decreased due to $12 from reduced selling prices including the pass-through of lower raw material costs and the impact of foreign currency translation, partially offset by increased sales unit volumes. Net sales would have been $5 higher using exchange rates in effect during the second quarter of 2014.

Segment income increased primarily due to increased sales unit volumes and improved cost performance.

Six months ended June 30, 2015 compared to 2014

Net sales increased due to $38 from increased sales unit volumes, partially offset by $22 from lower selling prices including the pass-through of lower raw material costs, the impact of competitive price compression and the impact of foreign currency translation. Net sales would have been $10 higher using exchange rates in effect during the first six months of 2014.

Segment income increased primarily due to increased sales unit volumes, partially offset by the impact of competitive price compression.

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

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net sales	$143	$209	$298	$415
Segment income	20	22	37	46

Net sales and segment income for the three and six months ended June 30, 2015 compared to 2014 decreased primarily due to lower sales in the Company's European aerosol and specialty packaging businesses due to the sale of four industrial specialty packaging plants, the transfer of production from a European specialty packaging plant to the European food business and the impact of foreign currency translation. Net sales would have been $14 and $30 higher for the three and six months ended June 30, 2015, respectively, using exchange rates in effect during the same periods of 2014.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Corporate and Unallocated Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Corporate and unallocated expense	$(41)	$(54)	$(94)	$(112)

For the three months ended June 30, 2014, corporate and unallocated expense included a charge of $15 related to the impact of fair value adjustments for the sale of inventory acquired in the acquisition of Mivisa.

For the six months ended June 30, 2015, corporate and unallocated expense included a charge of $6 related to fair value adjustments for the sale of inventory acquired in the acquisition of Empaque and a benefit of $4 related to the timing of hedge ineffectiveness.

For the six months ended June 30, 2014, corporate and unallocated expense included a charge of $15 related to fair value adjustments for the sale of inventory acquired in the acquisition of Mivisa and a charge of $4 related to the timing of hedge ineffectiveness.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three and six months ended June 30, 2015 compared to 2014, cost of products sold (excluding depreciation and amortization) decreased from $1,960 to $1,843 and from $3,621 to $3,503 as the impact of foreign currency translation was partially offset by the impact of the acquisitions of Mivisa and Empaque. Cost of products sold would have been $196 and $340 higher for the three and six months ended June 30, 2015 using exchange rates in effect during the same periods of 2014.

Depreciation and Amortization

For the three and six months ended June 30, 2015 compared to 2014, depreciation and amortization expense increased from $47 to $62 and from $82 to $113 primarily due to depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisitions of Mivisa and Empaque.

Selling and Administrative Expense

For the three and six months ended June 30, 2015 compared to 2014, selling and administrative expense decreased from $103 to $99 and $207 to $197 due to the impact of foreign currency translation, partially offset by higher corporate costs.

Interest Expense

For the three and six months ended June 30, 2015 compared to 2014, interest expense increased from $66 to $69 and from $124 to $134 primarily due to higher average debt outstanding due to the acquisitions of Mivisa and Empaque.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Income before income taxes	$202	$177	$301	$256
Provision for income taxes	49	50	86	83
Effective income tax rate	24%	28%	29%	32%

For the three months ended June 30, 2015 compared to 2014, the Company's effective income tax rate was lower primarily due to non-deductible transaction costs incurred in connection with the acquisition of Mivisa in 2014.

For the six months ended June 30, 2015, compared to 2014, the Company's effective income tax rate was lower primarily due to non-deductible impairment charges related to the divestment of certain operations in connection with the Company's acquisition of Mivisa in 2014, partially offset by a charge of $8 in 2015 related to an unfavorable Spanish tax court ruling in a case not directly involving the Company.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2015 compared to 2014, net income attributable to noncontrolling interests decreased from $21 to $11 and from $43 to $29 primarily due to lower earnings in the Company's beverage can operations in Brazil and the Middle East.

Liquidity and Capital Resources

Cash from Operations

Cash flows from operating activities improved from a use of $117 for the six months ended June 30, 2014 to a use of $15 in 2015 primarily due to improvements in working capital. Day sales outstanding for trade receivables improved from 40 days in 2014 to 36 days in 2015 due to a decrease of 11 days related to the derecognition of receivables under the Company's securitization and factoring programs, partially offset by an increase of 3 days related to the acquisition of Empaque.

Investing Activities

Cash used for investing activities increased from $854 for the six months ended June 30, 2014 to $1,302 in 2015 primarily due to the acquisition of Empaque, partially offset by lower capital expenditures. The Company currently expects capital expenditures for 2015 to be approximately $350.

Financing Activities

Cash provided by financing activities increased from $528 for the six months ended June 30, 2014 to $679 in 2015 primarily due to higher net borrowings in 2015 to fund the acquisition of Empaque as described in Note J and from payments in 2014 to increase the Company's ownership interest in subsidiaries in Jordan and Tunisia that did not recur in 2015.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Liquidity

As of June 30, 2015, $218 of the Company's $288 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of certain foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $71 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of June 30, 2015, the Company had $1,053 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less borrowings of $108 and $39 of outstanding standby letters of credit.

Capital Resources

As of June 30, 2015, the Company has approximately $69 of capital commitments primarily related to its operations in Europe. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs over available cash through external borrowings.

Contractual Obligations

During the first six months of 2015 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which information is incorporated herein by reference, except for the debt issuances and repayments described in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form
10-K for the year ended December 31, 2014 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the six months of 2015. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 with respect to goodwill.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Goodwill Impairment

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, the estimated fair value of the Company's European Aerosols and Specialty Packaging reporting unit was 47% higher than its carrying value. The Company continues to believe that the estimated fair value of the reporting unit exceeds its carrying value. If future operating results were to decline, causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $108 could be recorded.

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2015, see Note H to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2015, the Company had $2.2 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $5.6 million before tax.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in the Company's Annual Report on From 10-K for the year ended December 31, 2014 and in Item 1A to Part II in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities as part of publicly announced programs during the first six months of 2015.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended June 30, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Crown Holdings, Inc.

Item 6.    Exhibits

10.1
Indenture, dated as of May 5, 2015, among Crown European Holdings S.A., the Guarantors (as defined therein), U.S. Bank National Association, as trustee, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as registrar and transfer agent.

10.2
Purchase Agreement, dated as of April 28, 2015, by and among the Issuer, the Company, BNP Paribas, as representative of the initial purchasers of the Notes named in Schedule I thereto, and the Guarantors (as defined therein)  (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated April 30, 2015 (File No. 000-50189)).

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: July 30, 2015