Form 10-Q
period 2015-09-30
CROWN HOLDINGS INC
filed 2015-10-23
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 139,411,768 shares of Common Stock outstanding as of October 22, 2015.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net sales	$2,460	$2,594	$6,735	$6,970
Cost of products sold, excluding depreciation and amortization	1,984	2,119	5,487	5,740
Depreciation and amortization	61	53	174	135
Gross profit	415	422	1,074	1,095
Selling and administrative expense	94	95	291	302
Restructuring and other	40	8	57	91
Loss from early extinguishments of debt	—	34	9	34
Interest expense	68	64	202	188
Interest income	(4)	(2)	(8)	(5)
Foreign exchange	9	(2)	14	4
Income before income taxes	208	225	509	481
Provision for / (benefits from) income taxes	48	(41)	134	42
Net income	160	266	375	439
Net income attributable to noncontrolling interests	(19)	(22)	(48)	(65)
Net income attributable to Crown Holdings	$141	$244	$327	$374

Earnings per common share attributable to Crown Holdings:
Basic	$1.02	$1.78	$2.37	$2.73
Diluted	$1.01	$1.76	$2.35	$2.70

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net income	$160	$266	$375	$439

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(153)	(154)	(360)	(162)
Pension and other postretirement benefits	25	19	48	51
Derivatives qualifying as hedges	(7)	11	(17)	32
Total other comprehensive loss	(135)	(124)	(329)	(79)

Total comprehensive income (loss)	25	142	46	360
Net income attributable to noncontrolling interests	(19)	(22)	(48)	(65)
Translation adjustments attributable to noncontrolling interests	2	2	3	1
Derivatives qualifying as hedges attributable to noncontrolling interests	1	(1)	2	(3)
Comprehensive income attributable to Crown Holdings	$9	$121	$3	$293

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$466	$965
Receivables, net	1,183	1,031
Inventories	1,302	1,324
Prepaid expenses and other current assets	311	256
Assets held for sale	—	48
Total current assets	3,262	3,624

Goodwill and intangible assets, net	3,664	2,926
Property, plant and equipment, net	2,614	2,437
Other non-current assets	689	721
Total	$10,229	$9,708

Liabilities and equity
Current liabilities
Short-term debt	$61	$75
Current maturities of long-term debt	142	177
Accounts payable and accrued liabilities	2,527	2,651
Liabilities held for sale	—	23
Total current liabilities	2,730	2,926

Long-term debt, excluding current maturities	5,608	5,007
Postretirement and pension liabilities	786	871
Other non-current liabilities	672	517
Commitments and contingent liabilities (Note L)
Noncontrolling interests	293	268
Crown Holdings shareholders’ equity	140	119
Total equity	433	387
Total	$10,229	$9,708

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30
	2015	2014
Cash flows from operating activities
Net income	$375	$439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174	135
Restructuring and other	57	91
Pension expense	35	41
Pension contributions	(54)	(63)
Stock-based compensation	22	18
Changes in assets and liabilities:
Receivables	(201)	(360)
Inventories	(10)	(168)
Accounts payable and accrued liabilities	(94)	(34)
Other, net	11	(90)
Net cash provided by operating activities	315	9
Cash flows from investing activities
Capital expenditures	(176)	(212)
Purchase of business	(1,207)	(733)
Proceeds from sale of property, plant and equipment	3	9
Proceeds from sale of business	33	22
Net investment hedge settlements	(11)	—
Other	(16)	2
Net cash used for investing activities	(1,374)	(912)
Cash flows from financing activities
Proceeds from long-term debt	1,435	2,742
Payments of long-term debt	(780)	(1,720)
Net change in revolving credit facility and short-term debt	34	(232)
Debt issue costs	(18)	(41)
Common stock issued	5	11
Common stock repurchased	(9)	(2)
Purchase of noncontrolling interests	—	(93)
Contributions from noncontrolling interests	3	—
Dividends paid to noncontrolling interests	(21)	(45)
Foreign exchange derivatives related to debt	(38)	(14)
Net cash provided by financing activities	611	606
Effect of exchange rate changes on cash and cash equivalents	(51)	(12)
Net change in cash and cash equivalents	(499)	(309)
Cash and cash equivalents at January 1	965	689
Cash and cash equivalents at September 30	$466	$380

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2014	$929	$431	$1,395	$(2,513)	$(238)	$4	$285	$289
Net income			374			374	65	439
Other comprehensive income				(81)		(81)	2	(79)
Dividends paid to noncontrolling interests						—	(30)	(30)
Stock-based compensation		18				18		18
Common stock issued		8			3	11		11
Common stock repurchased		(2)				(2)		(2)
Purchase of noncontrolling interests		(54)				(54)	(44)	(98)
Balance at September 30, 2014	$929	$401	$1,769	$(2,594)	$(235)	$270	$278	$548

Balance at January 1, 2015	$929	$407	$1,782	$(2,765)	$(234)	$119	$268	$387
Net income			327			327	48	375
Other comprehensive income				(324)		(324)	(5)	(329)
Dividends paid to noncontrolling interests						—	(21)	(21)
Contribution from noncontrolling interests							3	3
Restricted stock awarded		(2)			2	—		—
Stock-based compensation		22				22		22
Common stock issued		4			1	5		5
Common stock repurchased		(8)			(1)	(9)		(9)
Balance at September 30, 2015	$929	$423	$2,109	$(3,089)	$(232)	$140	$293	$433

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2015 and the results of its operations for the three and nine months ended September 30, 2015 and 2014 and of its cash flows for the nine months ended September 30, 2015 and 2014. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

In September 2015, the FASB issued new guidance related to accounting for measurement-period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. Early adoption is permitted and the Company has elected to early adopted this standard during the third quarter of 2015. The change did not materially impact the Company's financial statements in 2015.

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

In April 2015, the FASB issued new guidance related to the classification of debt issuance costs. The guidance requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the liability instead of a deferred charge. The guidance is effective for the Company beginning in the first quarter of 2016. Early adoption is permitted and the Company is currently assessing whether to early adopt. The guidance is not expected to impact the Company's financial statements other than presentation on the balance sheet.

In July 2015, the FASB issued new guidance related to the subsequent measurement of inventory. Under existing guidance, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. The new guidance requires an entity to subsequently measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be effective for the Company on January 1, 2017 and early adoption is permitted. The guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Crown Holdings, Inc.

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

Fair value of consideration transferred
Cash	$1,207
Total consideration	$1,207

Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables, net	106
Inventories	55
Prepaid expenses and other current assets	1
Intangible assets	460
Property, plant and equipment, net	294
Accounts payable and accrued liabilities	(89)
Other non-current liabilities	(223)
Total identifiable net assets	$604

Goodwill	$603

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
During the three and nine months ended September 30, 2015, Empaque contributed sales of approximately $153 and $401, respectively.

Mivisa

On April 23, 2014 , the Company completed its previously announced acquisition of the sole shareholder of Mivisa Envases, S.A.U. (“Mivisa”) for $733, net of $28 in cash acquired, plus $977 of debt assumed. Mivisa, based in Murcia, Spain, primarily serves the vegetable, fruit, fish and meat markets and is the largest food can producer in both the Iberian Peninsula and Morocco.

Crown Holdings, Inc.

The following table summarizes the final fair value of identifiable assets and liabilities assumed at the date of the acquisition.

Fair value of consideration transferred
Cash	$733
Total consideration	$733

Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables, net	201
Inventories	195
Prepaid expenses and other current assets	11
Intangible assets	295
Property, plant and equipment, net	318
Net assets of business to be divested	9
Accounts payable and accrued liabilities	(159)
Debt	(977)
Other non-current liabilities	(98)
Total identifiable net assets	$(205)

Goodwill	$938

D.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at December 31, 2013	$(1,828)	$(658)	$(27)	$(2,513)
Other comprehensive loss before reclassifications	—	(161)	8	(153)
Amounts reclassified from accumulated other comprehensive income	51	—	21	72
Other comprehensive income (loss)	51	(161)	29	(81)
Balance at September 30, 2014	$(1,777)	$(819)	$2	$(2,594)

Balance at December 31, 2014	$(1,781)	$(980)	$(4)	$(2,765)
Other comprehensive income (loss) before reclassifications	16	(357)	(28)	(369)
Amounts reclassified from accumulated other comprehensive income	32	—	13	45
Other comprehensive income (loss)	48	(357)	(15)	(324)
Balance at September 30, 2015	$(1,733)	$(1,337)	$(19)	$(3,089)

Crown Holdings, Inc.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Amounts reclassified from accumulated other comprehensive income
	Three Months Ended		Nine Months Ended
Details about accumulated other	September 30		September 30		Affected line item in the
comprehensive income components	2015	2014	2015	2014	statement of operations
(Gains) losses on cash flow hedges
Commodities	$12	$(2)	$16	$24	Cost of products sold
	12	(2)	16	24	Total before tax
	(3)	1	(4)	(6)	Provision for income taxes
	$9	$(1)	$12	$18	Net of tax

Foreign exchange	$—	$(2)	$(1)	$(2)	Net sales
	—	3	2	5	Cost of products sold
	—	1	1	3	Total before tax
	—	—	—	—	Provision for income taxes
	$—	$1	$1	$3	Net of tax

Total (gains) losses on cash flow hedges	$9	$—	$13	$21

Amortization of defined benefit plan items
Actuarial losses	$26	$33	$81	$97	(a)
Prior service credit	(14)	(12)	(38)	(36)	(a)
	12	21	43	61	Total before tax
	(3)	(2)	(11)	(10)	Provision for income taxes
	$9	$19	$32	$51	Net of tax

Total reclassifications for the period	$18	$19	$45	$72

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement cost. See Note N for further details.

E.	Stock-Based Compensation

A summary of restricted stock transactions during the nine months ended September 30, 2015 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2015	1,960,357
Awarded:
Time-vesting shares	268,680
Performance-based shares	201,092
Released:
Time-vesting shares	(373,741)
Performance-based shares	(155,180)
Forfeitures:
Time-vesting shares	(54,800)
Performance-based shares	(61,008)
Non-vested stock awards outstanding at September 30, 2015	1,785,400

Crown Holdings, Inc.

In January 2015, the Company awarded shares of restricted stock to certain senior executives consisting of 93,480 time-vesting shares which vest ratably over three years and 201,092 performance-based shares which cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares originally awarded, and will be settled in stock. The market performance criteria is the Company's Total Shareholder Return ("TSR"), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies.

In June 2015, the Company granted a general award of 175,200 shares of time-vesting restricted and deferred stock. The shares vest ratably over four years commencing in 2017.

The weighted average grant-date fair value of the 2015 time-vesting stock awards was $53.56 and the performance-based stock awards was $49.50.

The fair value of the performance-based shares awarded in 2015 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 17.4%, an expected term of three years, and a weighted average risk-free interest rate of 1.06%.

At September 30, 2015, unrecognized compensation cost related to outstanding non-vested stock awards was $44. The weighted average period over which the expense is expected to be recognized is 2.5 years. The aggregate market value of the shares released and issued on the vesting dates was $28.

F.	Receivables

	September 30, 2015	December 31, 2014
Accounts receivable	$1,064	$940
Less: allowance for doubtful accounts	(84)	(88)
Net trade receivables	980	852
Miscellaneous receivables	203	179
Receivables, net	$1,183	$1,031

The Company uses receivable securitization facilities in the normal course of business as part of managing its cash flows. In connection with the Company's North American receivable securitization facility, the Company recognized a deferred purchase price of $109 which was included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet at September 30, 2015. The net change in deferred purchase price receivable was reflected in the receivables line item in the Company's Consolidated Statement of Cash Flows.

G.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	September 30, 2015	December 31, 2014
Raw materials and supplies	$623	$684
Work in process	157	134
Finished goods	522	506
	$1,302	$1,324

H.	Derivative and Other Financial Instruments

Fair Value Measurements

Under GAAP a framework exists for measuring fair value, providing a three-tier hierarchy of pricing inputs used to report assets and liabilities that are adjusted to fair value. Level 1 includes inputs such as quoted prices which are available

Crown Holdings, Inc.

in active markets for identical assets or liabilities as of the report date. Level 2 includes inputs other than those available in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 3 includes unobservable pricing inputs that are not corroborated by market data or other objective sources. The Company has no recurring items valued using Level 3 inputs other than certain pension plan assets.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except for ineffectiveness, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2015 mature between one and thirty-seven months.

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

Crown Holdings, Inc.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedges	September 30, 2015	September 30, 2015	September 30, 2015	September 30, 2015

Foreign exchange	$1	$(2)	$—	$(1)
Commodities	(15)	(26)	(9)	(12)
Total	$(14)	$(28)	$(9)	$(13)

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedges	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2014

Foreign exchange	$(2)	$—	$(2)	$(3)
Commodities	9	8	(1)	(18)
Total	$7	$8	$(3)	$(21)

For the nine months ended September 30, 2015, the Company recognized a gain of $2 ($1 net of tax), related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices.

For the three and nine months ended September 30, 2014, the Company recognized a gain of $2 and a loss of $1 (net of tax), respectively, related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices.

During the twelve month period ending September 30, 2016, a net loss of $18 ($14, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the nine months ended September 30, 2015 and 2014 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three and nine months ended September 30, 2015.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated in hedge relationships; however, they are effective economic hedges as the changes in their fair value, except

Crown Holdings, Inc.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of less than $1 and a gain of less than $1 for the three and nine months ended September 30, 2015, respectively, and loss of $3 and a loss of $2 for the three and nine months ended September 30, 2014, respectively . The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $24 and a loss of $19 for the three and nine months ended September 30, 2015, respectively, and a loss of $25 and a loss of $38 for the same periods in 2014. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related underlying hedged items.

During the nine months ended September 30, 2015, certain commodity hedges did not meet the criteria for hedge accounting and therefore the change in their fair value during the quarter was recognized in earnings. For the three and nine months ended September 30, 2015, respectively, the Company recognized losses of $7 ($4, net of tax) and $5 ($3, net of tax) related to these ineffective hedges.

Net Investment Hedges

During the nine months ended September 30, 2015, the Company designated certain derivative and non-derivative financial instruments (debt) as hedges of its net investment in a euro-based subsidiary and recorded a loss of $11 ($7, net of tax) in accumulated other comprehensive income.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively.

	Balance Sheet classification	Fair Value hierarchy	September 30, 2015	December 31, 2014
Derivative assets
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$19	$20
Commodities	Other current assets	2	4	2
Commodities	Other non-current assets	2	1	—
	Total		$24	$22

Derivative liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$15	$20
Commodities	Accounts payable and accrued liabilities	2	23	10
Commodities	Other non-current liabilities	2	3	—
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	2	15
Commodities	Accounts payable and accrued liabilities	2	5	—
Commodities	Other non-current liabilities	2	1	—
	Total		$49	$45

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at September 30, 2015
Derivative assets	$24	$6	$18
Derivative liabilities	49	6	43

Balance at December 31, 2014
Derivative assets	22	4	18
Derivative liabilities	45	4	41

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notational values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 were:

	September 30, 2015	December 31, 2014
Derivatives in cash flow hedges:
Foreign exchange	$223	$678
Commodities	284	213
Derivatives in fair value hedges:
Foreign exchange	88	85
Derivatives not designated as hedges:
Foreign exchange	595	603
Commodities	61	—

I.	Restructuring and Other

The Company recorded restructuring and other charges as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Asset impairments and sales	$14	$(2)	$15	$40
Restructuring	20	6	21	19
Transaction costs	—	—	15	14
Other costs	6	4	6	18
	40	8	$57	91

Asset impairment and sales and restructuring in 2015 related primarily to projects in the Company's North America and European Food segments. Asset impairment and sales in 2014 related to the divestment of certain operations in connection with the acquisition of Mivisa. Restructuring costs in 2014 primarily related to severance costs in the Company's European Food segment. Transaction costs related to the acquisitions of Empaque in 2015 and Mivisa in 2014. Other costs in 2014 primarily related to the temporary relocation of production due to a labor dispute in the Company's Americas Beverage segment.

Crown Holdings, Inc.

The tables below summarize the outstanding accrual balances associated with the current and prior restructuring actions.

2015 European Division Actions

During the three and nine months ended September 30, 2015, the Company recorded a charge of $13 to write-down the carrying value of fixed assets and $17 for termination benefits related to the announced closure of two facilities in the Company's European Food segment upon completion of consultation processes with employee representatives. The Company also recorded a charge of $5 related to the write-off of certain non-productive inventory which is included in cost of products sold. The closures are expected to reduce cost by eliminating excess capacity and consolidating manufacturing processes.

The facility closures are expected to result in the reduction of approximately 280 employees when completed in 2016. The Company expects to incur $12 of future charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2015	$—	$—	$—
Provision	17	—	$17
Balance at September 30, 2015	$17	$—	$17

2013 European Division Actions

Through September 30, 2015, the Company incurred costs of $31 related to an initiative to better align costs with ongoing market conditions in its European operations, primarily in its food can, aerosol can and specialty packaging business. The action resulted in the reduction of approximately 200 employees. The Company expects to pay the remaining liability in 2015 and does not expect to incur any additional charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2015	$14	$—	$14
Payments	(8)	—	(8)
Foreign currency translation	(1)	—	(1)
Balance at September 30, 2015	$5	$—	$5

Other Actions

At September 30, 2015, the Company also had a restructuring accrual of $16 primarily related to actions taken in 2011 and 2012 to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. The Company expects to pay the liability through 2024 as certain employees have elected to receive payment as a fixed monthly sum over future years. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

Crown Holdings, Inc.

J.	Debt

The Company’s outstanding debt was as follows:

	September 30, 2015	December 31, 2014
Short-term debt	$61	$75
Long-term debt
Senior secured borrowings:
Revolving credit facilities	$45	$—
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2018	875	800
Euro (€700 at September 30, 2015) at EURIBOR plus 1.75% due 2018	782	847
Farm credit facility at LIBOR plus 2.00% due 2019	358	358
Senior notes and debentures:
U.S. dollar 6.25% due 2021	700	700
Euro (€650 at September 30, 2015) 4.0% due 2022	726	786
U.S. dollar 4.50% due 2023	1,000	1,000
Euro (€600 at September 30, 2015) 3.375% due 2025	671	—
U.S. dollar 7.375% due 2026	350	350
U.S. dollar 7.50% due 2096	64	64
Other indebtedness in various currencies	181	281
Unamortized discounts	(2)	(2)
Total long-term debt	5,750	5,184
Less: current maturities	(142)	(177)
Total long-term debt, less current maturities	$5,608	$5,007

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $5,856 at September 30, 2015 and $5,346 at December 31, 2014.

In February 2015, to fund the acquisition of Empaque as described in Note C, the Company borrowed an additional $75 under its U.S. dollar term loan facility due in December 2018 and $675 under its U.S. dollar term loan facility due in February 2022.

In May 2015, the Company issued €600 ($671 at September 30, 2015) principal amount of 3.375% senior unsecured notes due 2025. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used these proceeds to repay its U.S. dollar term loan facility due in February 2022. In connection with the repayment of the term loan facility, the Company recorded a loss from early extinguishment of debt of $9 for the write off of deferred financing costs.

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

Crown Holdings, Inc.

In recent years, the states of Alabama, Arizona, Arkansas, Florida, Georgia, Idaho, Indiana, Kansas, Michigan, Mississippi, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Utah, Wisconsin and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Arkansas, Georgia, South Carolina, South Dakota and Wyoming, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor's total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor's assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

During the nine months ended September 30, 2015, the Company paid $12 to settle outstanding claims and had claims activity as follows:

Beginning claims	54,000
New claims	2,000
Settlements or dismissals	(2,000)
Ending claims	54,000

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2015.

As of September 30, 2015, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $257, including $202 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2024. The Company’s accrual excludes potential costs for claims beyond 2024 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the market for the supply of metal packaging products. The FCO’s investigation is ongoing. To date, the FCO has not officially charged the Company or any of its subsidiaries with any violations of competition law. The Company has commenced an internal investigation into the matter and has discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company is cooperating with the FCO and submitted a leniency application which disclosed the findings of its internal investigation to date and which may lead to the reduction of penalties that the FCO may impose. If the FCO finds that the Company or any of its subsidiaries violated competition law, the FCO has wide discretion to levy fines. At this stage of the investigation the Company believes that a loss is probable. The Company is unable to predict the ultimate outcome of the FCO’s investigation and any additional losses that could be incurred, which could be material to the Company’s operating results and cash flows for the periods in which they are resolved or become reasonably estimable.

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

At September 30, 2015, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $9. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 2015, the Company also had guarantees of $27 related to the residual values of leased assets.

Crown Holdings, Inc.

M.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net income attributable to Crown Holdings	$141	$244	$327	$374
Weighted average shares outstanding:
Basic	138.1	137.4	137.9	137.2
Dilutive stock options and restricted stock	1.0	1.3	1.1	1.2
Diluted	139.1	138.7	139.0	138.4
Basic earnings per share	$1.02	$1.78	$2.37	$2.73
Diluted earnings per share	$1.01	$1.76	$2.35	$2.70

For the three and nine months ended September 30, 2014, 0.1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

N.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension benefits – U.S. plans	2015	2014	2015	2014
Service cost	$2	$3	$11	$11
Interest cost	16	15	47	48
Expected return on plan assets	(25)	(26)	(75)	(78)
Recognized net loss	13	11	38	32
Net periodic cost	$6	$3	$21	$13

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension benefits – Non-U.S. plans	2015	2014	2015	2014
Service cost	$6	$4	$19	$17
Interest cost	31	34	94	115
Expected return on plan assets	(43)	(43)	(129)	(145)
Recognized prior service credit	(3)	(3)	(10)	(11)
Recognized net loss	13	15	40	52
Net periodic cost	$4	$7	$14	$28

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other postretirement benefits	2015	2014	2015	2014
Service cost	$1	$1	$1	$2
Interest cost	2	1	6	7
Recognized prior service credit	(10)	(8)	(27)	(25)
Recognized net loss	—	2	3	6
Net periodic benefit	$(7)	$(4)	$(17)	$(10)

Crown Holdings, Inc.

During the third quarter of 2015, the Company amended its U.S. retiree medical and life insurance plan to eliminate retiree medical benefits and to reduce life insurance benefits for certain active and retired employees. As a result of these changes, the Company was required to re-measure the associated plans as of September 1, 2015. The re-measurement and amendment resulted in a net decrease of $54 to the Company's postretirement benefit obligation which will be amortized over the average remaining service life of active participants.

O.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
U.S. statutory rate at 35%	$73	$78	$178	$168
Tax on foreign income	(27)	(30)	(66)	(74)
Tax contingencies	—	—	8	—
Valuation allowance	2	(91)	7	(81)
Non-deductible impairment charge	—	—	1	15
Other items, net	—	2	6	14
Income tax provision	$48	$(41)	$134	$42

During the nine months ended September 30, 2015, the increase in tax contingencies is primarily due to an unfavorable Spanish tax court ruling in a case not directly involving the Company.

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

The nine months ended September 30, 2014, also included non-deductible impairment charges related to the divestment of certain operations in connection with the Company's acquisition of Mivisa.

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

Crown Holdings, Inc.

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Americas Beverage	$722	$570	$2,080	$1,713
North America Food	200	236	530	628
European Beverage	427	474	1,173	1,358
European Food	641	787	1,564	1,715
Asia Pacific	300	310	920	924
Total reportable segments	2,290	2,377	6,267	6,338
Non-reportable segments	170	217	468	632
Total	$2,460	$2,594	$6,735	$6,970

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, the Company's specialty packaging business in Europe and the Company's tooling and equipment operations in the U.S. and United Kingdom.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Americas Beverage	$16	$19	$61	$70
North America Food	1	1	3	5
European Beverage	1	—	1	1
European Food	26	22	77	69
Asia Pacific	2	—	2	—
Total reportable segments	46	42	144	145
Non-reportable segments	19	29	73	87
Total	$65	$71	$217	$232

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Americas Beverage	$116	$77	$300	$241
North America Food	25	40	72	107
European Beverage	74	81	178	223
European Food	98	107	208	196
Asia Pacific	37	38	111	108
Total reportable segments	$350	$343	$869	$875

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Segment income of reportable segments	$350	$343	$869	$875
Segment income of non-reportable segments	25	26	62	72
Corporate and unallocated items	(54)	(42)	(148)	(154)
Restructuring and other	(40)	(8)	(57)	(91)
Loss from early extinguishments of debt	—	(34)	(9)	(34)
Interest expense	(68)	(64)	(202)	(188)
Interest income	4	2	8	5
Foreign exchange	(9)	2	(14)	(4)
Income before income taxes	$208	$225	$509	$481

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

The following condensed combining financial statements:
•statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014,
•balance sheets as of September 30, 2015 and December 31, 2014, and
•statements of cash flows for the nine months ended September 30, 2015 and 2014 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,460		$2,460
Cost of products sold, excluding depreciation and amortization			1,984		1,984
Depreciation and amortization			61		61
Gross profit			415		415
Selling and administrative expense		$3	91		94
Restructuring and other			40		40
Net interest expense		25	39		64
Foreign exchange			9		9
Income/(loss) before income taxes		(28)	236		208
Provision for / (benefit from) income taxes		(15)	63		48
Equity earnings / (loss) in affiliates	$141	110		$(251)	—
Net income	141	97	173	(251)	160
Net income attributable to noncontrolling interests			(19)		(19)
Net income attributable to Crown Holdings	$141	$97	$154	$(251)	$141

Comprehensive income	$9	$35	$38	$(57)	$25
Comprehensive income attributable to noncontrolling interests			(16)		(16)
Comprehensive income attributable to Crown Holdings	$9	$35	$22	$(57)	$9

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,594		$2,594
Cost of products sold, excluding depreciation and amortization			2,119		2,119
Depreciation and amortization			53		53
Gross profit			422		422
Selling and administrative expense		$2	93		95
Restructuring and other			8		8
Loss from early extinguishment of debt			34		34
Net interest expense		23	39		62
Foreign exchange			(2)		(2)
Income/(loss) before income taxes		(25)	250		225
Provision for / (benefit from) income taxes		(7)	(34)		(41)
Equity earnings / (loss) in affiliates	$244	245		$(489)	—
Net income	244	227	284	(489)	266
Net income attributable to noncontrolling interests			(22)		(22)
Net income attributable to Crown Holdings	$244	$227	$262	$(489)	$244

Comprehensive income	$121	$104	$160	$(243)	$142
Comprehensive income attributable to noncontrolling interests			(21)		(21)
Comprehensive income attributable to Crown Holdings	$121	$104	$139	$(243)	$121

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,735		$6,735
Cost of products sold, excluding depreciation and amortization			5,487		5,487
Depreciation and amortization			174		174
Gross profit			1,074		1,074
Selling and administrative expense		$8	283		291
Restructuring and other			57		57
Loss from early extinguishment of debt			9		9
Net interest expense		76	118		194
Foreign exchange			14		14
Income/(loss) before income taxes		(84)	593		509
Provision for / (benefit from) income taxes		(24)	158		134
Equity earnings / (loss) in affiliates	$327	298		$(625)	—
Net income	327	238	435	(625)	375
Net income attributable to noncontrolling interests			(48)		(48)
Net income attributable to Crown Holdings	$327	$238	$387	$(625)	$327

Comprehensive income	$3	$73	$106	$(136)	$46
Comprehensive income attributable to noncontrolling interests			(43)		(43)
Comprehensive income attributable to Crown Holdings	$3	$73	$63	$(136)	$3

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,970		$6,970
Cost of products sold, excluding depreciation and amortization			5,740		5,740
Depreciation and amortization			135		135
Gross profit			1,095		1,095
Selling and administrative expense		$7	295		302
Restructuring and other		14	77		91
Loss from early extinguishment of debt			34		34
Net interest expense		70	113		183
Foreign exchange			4		4
Income/(loss) before income taxes		(91)	572		481
Provision for / (benefit from) income taxes		(16)	58		42
Equity earnings / (loss) in affiliates	$374	436		$(810)	—
Net income	374	361	514	(810)	439
Net income attributable to noncontrolling interests			(65)		(65)
Net income attributable to Crown Holdings	$374	$361	$449	$(810)	$374

Comprehensive Income	$293	$280	$435	$(648)	$360
Comprehensive income attributable to noncontrolling interests			(67)		(67)
Comprehensive income attributable to Crown Holdings	$293	$280	$368	$(648)	$293

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$466		$466
Receivables, net			1,183		1,183
Inventories			1,302		1,302
Prepaid expenses and other current assets	$1	$67	243		311
Total current assets	1	67	3,194		3,262

Intercompany debt receivables			3,786	$(3,786)	—
Investments	3,064	2,474		(5,538)	—
Goodwill and intangible assets			3,664		3,664
Property, plant and equipment, net			2,614		2,614
Other non-current assets		397	292		689
Total	$3,065	$2,938	$13,550	$(9,324)	$10,229

Liabilities and equity
Current liabilities
Short-term debt			$61		$61
Current maturities of long-term debt			142		142
Accounts payable and accrued liabilities	$19	$41	2,467		2,527
Total current liabilities	19	41	2,670		2,730

Long-term debt, excluding current maturities		412	5,196		5,608
Long-term intercompany debt	2,906	880		$(3,786)	—
Postretirement and pension liabilities			786		786
Other non-current liabilities		297	375		672
Commitments and contingent liabilities
Noncontrolling interests			293		293
Crown Holdings shareholders’ equity/(deficit)	140	1,308	4,230	(5,538)	140
Total equity/(deficit)	140	1,308	4,523	(5,538)	433
Total	$3,065	$2,938	$13,550	$(9,324)	$10,229

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$24	$(65)	$356		$315
Cash flows from investing activities
Capital expenditures			(176)		(176)
Purchase of business			(1,207)		(1,207)
Proceeds from sale of property, plant and equipment			3		3
Proceeds from sale of business			33		33
Intercompany investing activities	(865)	9	865	$(9)	—
Net investment hedge settlements			(11)		(11)
Other			(16)		(16)
Net cash provided by/(used for) investing activities	(865)	9	(509)	(9)	(1,374)
Cash flows from financing activities
Proceeds from long-term debt			1,435		1,435
Payments of long-term debt			(780)		(780)
Net change in revolving credit facility and short-term debt			34		34
Net change in long-term intercompany balances	845	56	(901)		—
Debt issue costs			(18)		(18)
Common stock issued	5				5
Common stock repurchased	(9)				(9)
Dividends paid			(9)	9	—
Contributions from noncontrolling interests			3		3
Dividend paid to noncontrolling interests			(21)		(21)
Foreign exchange derivatives related to debt			(38)		(38)
Net cash provided by/(used for) financing activities	841	56	(295)	9	611
Effect of exchange rate changes on cash and cash equivalents			(51)		(51)
Net change in cash and cash equivalents	—	—	(499)	—	(499)
Cash and cash equivalents at January 1			965		965
Cash and cash equivalents at September 30	$—	$—	$466	$—	$466

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$14	$(72)	$67		$9
Cash flows from investing activities
Capital expenditures			(212)		(212)
Purchase of business			(733)		(733)
Proceeds from sale of property, plant and equipment			9		9
Proceeds from sale of business			22		22
Intercompany investing activities	(941)	51	941	$(51)	—
Other			2		2
Net cash provided by/(used for) investing activities	(941)	51	29	(51)	(912)
Cash flows from financing activities
Proceeds from long-term debt			2,742		2,742
Payments of long-term debt			(1,720)		(1,720)
Net change in revolving credit facility and short-term debt			(232)		(232)
Net change in long-term intercompany balances	918	21	(939)		—
Debt issue costs			(41)		(41)
Common stock issued	11				11
Common stock repurchased	(2)				(2)
Dividends paid			(51)	51	—
Purchase of noncontrolling interests			(93)		(93)
Dividend paid to noncontrolling interests			(45)		(45)
Foreign exchange derivatives related to debt			(14)		(14)
Net cash provided by/(used for) financing activities	927	21	(393)	51	606
Effect of exchange rate changes on cash and cash equivalents			(12)		(12)
Net change in cash and cash equivalents	—	—	(309)	—	(309)
Cash and cash equivalents at January 1			689		689
Cash and cash equivalents at September 30	$—	$—	$380	$—	$380

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014,

•	balance sheets as of September 30, 2015 and December 31, 2014, and

•	statements of cash flows for the nine months ended September 30, 2015 and 2014 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$527	$1,933		$2,460
Cost of products sold, excluding depreciation and amortization			415	1,569		1,984
Depreciation and amortization			8	53		61
Gross profit			104	311		415
Selling and administrative expense		$2	37	55		94
Restructuring and other			3	37		40
Net interest expense		23	23	18		64
Technology royalty			(13)	13		—
Foreign exchange		3		9	$(3)	9
Income/(loss) before income taxes		(28)	54	179	3	208
Provision for / (benefit from) income taxes		(11)	15	43	1	48
Equity earnings / (loss) in affiliates	$141	70	58		(269)	—
Net income	141	53	97	136	(267)	160
Net income attributable to noncontrolling interests				(19)		(19)
Net income attributable to Crown Holdings	$141	$53	$97	$117	$(267)	$141

Comprehensive income	$9	$48	$35	$(25)	$(42)	$25
Comprehensive income attributable to noncontrolling interests				(16)		(16)
Comprehensive income attributable to Crown Holdings	$9	$48	$35	$(41)	$(42)	$9

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$571	$2,023		$2,594
Cost of products sold, excluding depreciation and amortization			445	1,674		2,119
Depreciation and amortization			8	45		53
Gross profit			118	304		422
Selling and administrative expense		$3	32	60		95
Restructuring and other			1	7		8
Loss from early extinguishment of debt				34		34
Net interest expense		16	23	23		62
Technology royalty			(16)	16		—
Foreign exchange				(2)		(2)
Income/(loss) before income taxes		(19)	78	166		225
Provision for / (benefit from) income taxes		(7)	33	(67)		(41)
Equity earnings / (loss) in affiliates	$244	71	182		$(497)	—
Net income	244	59	227	233	(497)	266
Net income attributable to noncontrolling interests				(22)		(22)
Net income attributable to Crown Holdings	$244	$59	$227	$211	$(497)	$244

Comprehensive income	$121	$62	$104	$106	$(251)	$142
Comprehensive income attributable to noncontrolling interests				(21)		(21)
Comprehensive income attributable to Crown Holdings	$121	$62	$104	$85	$(251)	$121

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,555	$5,180		$6,735
Cost of products sold, excluding depreciation and amortization			1,235	4,252		5,487
Depreciation and amortization			24	150		174
Gross profit			296	778		1,074
Selling and administrative expense		$7	115	169		291
Restructuring and other			5	52		57
Loss from early extinguishment of debt		9				9
Net interest expense		67	69	58		194
Technology royalty			(32)	32		—
Foreign exchange		11		14	$(11)	14
Income/(loss) before income taxes		(94)	139	453	11	509
Provision for / (benefit from) income taxes		(36)	61	105	4	134
Equity earnings / (loss) in affiliates	$327	158	160		(645)	—
Net income	327	100	238	348	(638)	375
Net income attributable to noncontrolling interests				(48)		(48)
Net income attributable to Crown Holdings	$327	$100	$238	$300	$(638)	$327

Comprehensive Income	$3	$101	$73	$(5)	$(126)	$46
Comprehensive income attributable to noncontrolling interests				(43)		(43)
Comprehensive income attributable to Crown Holdings	$3	$101	$73	$(48)	$(126)	$3

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,642	$5,328		$6,970
Cost of products sold, excluding depreciation and amortization			1,305	4,435		5,740
Depreciation and amortization			23	112		135
Gross profit			314	781		1,095
Selling and administrative expense		$7	105	190		302
Restructuring and other		1	44	46		91
Loss from early extinguishment of debt				34		34
Net interest expense		43	66	74		183
Technology royalty			(40)	40		—
Foreign exchange				4		4
Income/(loss) before income taxes		(51)	139	393		481
Provision for / (benefit from) income taxes		(19)	74	(13)		42
Equity earnings / (loss) in affiliates	$374	170	296		$(840)	—
Net income	374	138	361	406	(840)	439
Net income attributable to noncontrolling interests				(65)		(65)
Net income attributable to Crown Holdings	$374	$138	$361	$341	$(840)	$374

Comprehensive income	$293	$151	$280	$314	$(678)	$360
Comprehensive income attributable to noncontrolling interests				(67)		(67)
Comprehensive income attirbutable to Crown Holdings	$293	$151	$280	$247	$(678)	$293

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$32		$434		$466
Receivables, net			$7	1,176		1,183
Intercompany receivables			41	9	$(50)	—
Inventories			281	1,021		1,302
Prepaid expenses and other current assets	$1	1	76	233		311
Total current assets	1	33	405	2,873	(50)	3,262

Intercompany debt receivables		3,201	3,665	693	(7,559)	—
Investments	3,064	2,158	805		(6,027)	—
Goodwill and intangible assets			472	3,192		3,664
Property, plant and equipment, net		1	330	2,283		2,614
Other non-current assets		45	394	250		689
Total	$3,065	$5,438	$6,071	$9,291	$(13,636)	$10,229

Liabilities and equity
Current liabilities
Short-term debt				$61		$61
Current maturities of long-term debt		$48		94		142
Accounts payable and accrued liabilities	$19	24	$485	1,999		2,527
Intercompany payables			9	41	$(50)	—
Total current liabilities	19	72	494	2,195	(50)	2,730

Long-term debt, excluding current maturities		2,886	412	2,310		5,608
Long-term intercompany debt	2,906	1,266	3,178	209	(7,559)	—
Postretirement and pension liabilities			384	402		786
Other non-current liabilities			295	377		672
Commitments and contingent liabilities
Noncontrolling interests				293		293
Crown Holdings shareholders’ equity/(deficit)	140	1,214	1,308	3,505	(6,027)	140
Total equity/(deficit)	140	1,214	1,308	3,798	(6,027)	433
Total	$3,065	$5,438	$6,071	$9,291	$(13,636)	$10,229

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$24	$(53)	$76	$268		$315
Cash flows from investing activities
Capital expenditures			(30)	(146)		(176)
Purchase of business				(1,207)		(1,207)
Proceeds from sale of property, plant and equipment			1	2		3
Proceeds from sale of business				33		33
Intercompany investing activities	(865)	7	9	865	$(16)	—
Net investment hedge settlements		(11)				(11)
Other			(10)	(6)		(16)
Net cash provided by/(used for) investing activities	(865)	(4)	(30)	(459)	(16)	(1,374)
Cash flows from financing activities
Proceeds from long-term debt		750		685		1,435
Payments of long-term debt		(675)		(105)		(780)
Net change in revolving credit facility and short-term debt				34		34
Net change in long-term intercompany balances	845	(104)	(46)	(695)		—
Debt issue costs		(10)		(8)		(18)
Common stock issued	5					5
Common stock repurchased	(9)					(9)
Dividends paid				(16)	16	—
Contributions from noncontrolling interests				3		3
Dividends paid to noncontrolling interests				(21)		(21)
Foreign exchange derivatives related to debt				(38)		(38)
Net cash provided by/(used for) financing activities	841	(39)	(46)	(161)	16	611
Effect of exchange rate changes on cash and cash equivalents				(51)		(51)
Net change in cash and cash equivalents	—	(96)	—	(403)	—	(499)
Cash and cash equivalents at January 1		128		837		965
Cash and cash equivalents at September 30	$—	$32	$—	$434	$—	$466

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$14	$(48)	$65	$(22)		$9
Cash flows from investing activities
Capital expenditures			(27)	(185)		(212)
Purchase of business				(733)		(733)
Proceeds from sale of property, plant and equipment			4	5		9
Proceeds from sale of business				22		22
Intercompany investing activities	(941)	5	51	941	$(56)	—
Other				2		2
Net cash provided by/(used for) investing activities	(941)	5	28	52	(56)	(912)
Cash flows from financing activities
Proceeds from long-term debt		942		1,800		2,742
Payments of long-term debt				(1,720)		(1,720)
Net change in revolving credit facility and short-term debt				(232)		(232)
Net change in long-term intercompany balances	918	(1,015)	(18)	115		—
Debt issue costs		(24)		(17)		(41)
Common stock issued	11					11
Common stock repurchased	(2)					(2)
Dividends paid				(56)	56	—
Purchase of noncontrolling interests			(76)	(17)		(93)
Dividends paid to noncontrolling interests				(45)		(45)
Foreign exchange derivatives related to debt				(14)		(14)
Net cash provided by/(used for) financing activities	927	(97)	(94)	(186)	56	606
Effect of exchange rate changes on cash and cash equivalents				(12)		(12)
Net change in cash and cash equivalents	—	(140)	(1)	(168)	—	(309)
Cash and cash equivalents at January 1		177	2	510		689
Cash and cash equivalents at September 30	$—	$37	$1	$342	$—	$380

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2015 compared to 2014 and changes in financial condition and liquidity from December 31, 2014. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, along with the consolidated financial statements and related notes included in and referred to within this report.

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

On July 23, 2015, John W. Conway, informed the Board of his decision to retire from his role as Chief Executive Officer of the Company effective January 1, 2016. Mr. Conway will continue to serve on the Company’s Board as non-executive Chairman. The Board has elected Timothy J. Donahue, the Company’s current President and Chief Operating Officer, to assume the position of President and Chief Executive Officer effective January 1, 2016.  Upon his retirement, Mr. Conway will be entitled to a lump-sum payment of $32 under the Company’s unfunded Senior Executive Retirement Plan (“SERP”) and accelerated vesting of restricted stock awards. The Company anticipates recording a pre-tax charge of approximately $7 in connection with Mr. Conway’s retirement benefits during 2016 and the $32 payable under the SERP in 2016 will reduce the Company’s cash flows during the periods in which it is paid.

Results of Operations

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the Company's European businesses, the Brazilian real, Canadian dollar and Mexican peso in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment.

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net sales	$2,460	$2,594	$6,735	$6,970
Beverage cans and ends as a percentage of net sales	52%	48%	56%	53%
Food cans and ends as a percentage of net sales	31%	36%	28%	31%

Three months ended September 30, 2015 compared to 2014

Net sales decreased primarily due to the impact of foreign currency translation, partially offset by the acquisition of Empaque. Net sales would have been $281 higher using exchange rates in effect during 2014.

Nine months ended September 30, 2015 compared to 2014

Net sales decreased primarily due to the impact of foreign currency translation, partially offset by the acquisition of Empaque and an additional four months of Mivisa. Net sales would have been $694 higher using exchange rates in effect during 2014.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net sales	$722	$570	$2,080	$1,713
Segment income	116	77	300	241

Three months ended September 30, 2015 compared to 2014

Net sales increased $153 due to the acquisition of Empaque and $46 from increased sales unit volumes primarily in the U.S. and Mexico, partially offset by the impact of foreign currency translation.

Segment income increased $28 due to the acquisition of Empaque, $12 from increased sales unit volumes and improved plant operations.

Nine months ended September 30, 2015 compared to 2014

Net sales increased $401 due to the acquisition of Empaque and $48 from increased sales unit volumes, partially offset by the impact of foreign currency translation. Sales unit volumes were higher in the U.S., Canada and Mexico, partially offset by lower unit volume in Brazil.

Segment income increased $71 due to the acquisition of Empaque, partially offset by the impact of foreign currency translation.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years. In the third quarter of 2015, the Company announced the closure of two North America food can plants to more appropriately align capacity with customer demand and reduce costs.

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net sales	$200	$236	$530	$628
Segment income	25	40	72	107

Three months ended September 30, 2015 compared to 2014

Net sales decreased primarily due to a 16% decline in sales unit volumes primarily attributable to the loss of a large customer and $7 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes and higher costs.

Nine months ended September 30, 2015 compared to 2014

Net sales decreased primarily due to an 18% decline in sales unit volumes primarily attributable to the loss of certain customers and $12 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes and higher costs.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing.

In September 2015, the Company announced plans to invest in a second line at its Osmaniye, Turkey plant in response to growing demand. The new line is expected to be operational in the first quarter of 2017 and have initial annual production capacity of approximately 900 million two-piece aluminum beverage cans in multiple sizes.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net sales	$427	$474	$1,173	$1,358
Segment income	74	81	178	223

Three months ended September 30, 2015 compared to 2014

Net sales and segment income decreased primarily due to the impact of foreign currency translation, partially offset by a 1% increase in sales unit volumes. Increased sales unit volumes in France, Greece, Eastern Europe, Italy and Spain offset continued weakness in the Middle East due to ongoing conflicts in the region.

Nine months ended September 30, 2015 compared to 2014

Net sales and segment income decreased primarily due to the impact of foreign currency translation and a 4% decline in sales unit volumes, primarily in the Middle East due to ongoing conflicts in the region. Net sales and segment income would have been $155 and $20 higher, respectively, using exchange rates in effect during 2014.

European Food

The European Food segment manufactures steel and aluminum food cans, ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. In April 2014, the Company completed its acquisition of Mivisa and in June 2014 divested certain Crown and Mivisa operations as required for regulatory approval. In the third quarter of 2015, the Company announced the closure of two European Food facilities in an effort to reduce cost by eliminating excess capacity and consolidating manufacturing processes.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net sales	$641	$787	$1,564	$1,715
Segment income	98	107	208	196

Three months ended September 30, 2015 compared to 2014

Net sales decreased primarily due to the impact of foreign currency translation and a 1% decline in sales unit volumes. Net sales would have been $120 higher using exchange rates in effect during 2014.

Segment income decreased primarily due to the impact of foreign currency translation, partially offset by improved cost performance.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Nine months ended September 30, 2015 compared to 2014

Net sales decreased primarily due to the impact of foreign currency translation, partially offset by increased sales unit volumes and $145 for an additional four months of Mivisa. Net sales would have been $313 higher using exchange rates in effect during 2014.

Segment income decreased primarily due to the impact of foreign currency translation, partially offset by an additional four months of Mivisa and improved cost performance. Segment income would have been $42 higher using exchange rates in effect during 2014.

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. In the third quarter of 2015, the Company announced that it began construction of a third beverage can plant in Cambodia. The Company currently expects the plant to begin commercial production in late 2016.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net sales	$300	$310	$920	$924
Segment income	37	38	111	108

Three months ended September 30, 2015 compared to 2014

Net sales decreased $13 from the impact of foreign currency translation, partially offset by increased beverage can sales unit volumes.

Segment income decreased primarily due to the impact of competitive price compression in China, partially offset by increased beverage can sales unit volumes.

Nine months ended September 30, 2015 compared to 2014

Net sales decreased $23 from the impact of foreign currency translation, partially offset by increased beverage can sales unit volumes.

Segment income increased primarily due to increased beverage can sales unit volumes, partially offset by the impact of competitive price compression in China.

Non-reportable Segments

The Company's non-reportable segments include its European aerosol can and specialty packaging business, its North American aerosol can business and its tooling and equipment operations in the U.S. and U.K. In recent years, the Company's aerosol can and specialty packaging businesses have experienced slightly declining volumes. In the first quarter of 2015, the Company completed the sale of four of its European industrial specialty packaging plants.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net sales	$170	$217	$468	$632
Segment income	25	26	62	72

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended September 30, 2015 compared to 2014

Net sales decreased primarily due to $44 from the sale of four industrial specialty packaging plants and the transfer of production from a European specialty packaging plant to the European food business and $14 from the impact of foreign currency translation, partially offset by $10 from higher equipment sales.

Segment income decreased primarily due to the impact of foreign currency translation, partially offset by higher equipment sales.

Nine months ended September 30, 2015 compared to 2014

Net sales decreased primarily due to $121 from the sale of four industrial specialty packaging plants and the transfer of production from a European specialty packaging plant to the European food business and $44 from the impact of foreign currency translation.

Segment income decreased primarily due to $10 from the sale of four industrial specialty packaging plants and the transfer of production from a European specialty packaging plant to the European food business and $3 from the impact of foreign currency translation.

Corporate and Unallocated Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Corporate and unallocated expense	$(54)	$(42)	$(148)	$(154)

For the three months ended September 30, 2015, corporate and unallocated expense included charges of $7 for the timing of hedge ineffectiveness and $5 for the write-off of non-productive inventory related to plant closures. For the three months ended September 30, 2014, corporate and unallocated expense included charges of $4 related to the impact of fair value adjustments for the sale of inventory acquired in the acquisition of Mivisa and a benefit of $3 related to the timing of hedge ineffectiveness.

For the nine months ended September 30, 2015, corporate and unallocated expense included charges of $6 for fair value adjustments for the sale of inventory acquired in the acquisition of Empaque, $5 for the write-off of non-productive inventory related to plant closures and $3 for the timing of hedge ineffectiveness. For the nine months ended September 30, 2014, corporate and unallocated expense included a charge of $19 related to the impact of fair value adjustments for the sale of inventory acquired in the acquisition of Mivisa and a charge of $1 for the timing of hedge ineffectiveness.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three and nine months ended September 30, 2015 compared to 2014, cost of products sold (excluding depreciation and amortization) decreased from $2,119 to $1,984 and from $5,740 to $5,487 primarily due to the impact of foreign currency translation, partially offset by the impact of the acquisitions of Mivisa and Empaque. Cost of products sold would have been $226 and $566 higher for the three and nine months ended September 30, 2015 using exchange rates in effect during 2014.

Depreciation and Amortization

For the three and nine months ended September 30, 2015 compared to 2014, depreciation and amortization expense increased from $53 to $61 and from $135 to $174 primarily due to depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisitions of Mivisa and Empaque.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Selling and Administrative Expense

For the three and nine months ended September 30, 2015 compared to 2014, selling and administrative expense decreased from $95 to $94 and $302 to $291 due to the impact of foreign currency translation, partially offset by higher corporate costs.

Interest Expense

For the three and nine months ended September 30, 2015 compared to 2014, interest expense increased from $64 to $68 and from $188 to $202 primarily due to higher average debt outstanding due to the acquisitions of Mivisa and Empaque, partially offset by lower borrowing rates and the impact of foreign currency translation.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Income before income taxes	$208	$225	$509	$481
Provision for income taxes	48	(41)	134	42
Effective income tax rate	23%	(18)%	26%	9%

Refer to Note O to the consolidated financial statements for a reconciliation of the Company's provision for income taxes to the amount determined by applying the U.S. statutory federal income tax rate to pre-tax income.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2015 compared to 2014, net income attributable to noncontrolling interests decreased from $22 to $19 and from $65 to $48 primarily due to lower earnings in the Company's beverage can operations in Brazil and the Middle East.

Liquidity and Capital Resources

Cash from Operations

Cash flows provided by operating activities increased from $9 for the nine months ended September 30, 2014 compared to $315 in 2015 primarily due to improvements in working capital. Day sales outstanding for trade receivables improved from 41 days in 2014 to 36 days in 2015 due to a decrease of 5 days related to the derecognition of receivables under the Company's securitization and factoring programs.

Inventories used cash of $168 for the nine months ended September 30, 2014 compared to $10 in 2015. Cash used in 2014 was higher than in 2015 primarily due to growth in the Company's European Food business and higher material costs.

Investing Activities

Cash used for investing activities increased from $912 for the nine months ended September 30, 2014 to $1,374 in 2015 primarily due to funds paid for the acquisition of Empaque, partially offset by lower capital expenditures. The Company currently expects capital expenditures for 2015 to be approximately $350.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Financing Activities

Cash provided by financing activities increased from $606 for the nine months ended September 30, 2014 to $611 in 2015 primarily due to higher net borrowings in 2015 to fund the acquisition of Empaque as described in Note J and from payments in 2014 to increase the Company's ownership interest in subsidiaries in Jordan and Tunisia.

Liquidity

As of September 30, 2015, $425 of the Company's $466 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of certain foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $226 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of September 30, 2015, the Company had $1,114 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less borrowings of $45 and $41 of outstanding standby letters of credit.

Capital Resources

As of September 30, 2015, the Company has approximately $88 of capital commitments. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs through external borrowings.

Contractual Obligations

During the first nine months of 2015 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which information is incorporated herein by reference, except for the debt issuances and repayments described in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Commitments and Contingent Liabilities

Information regarding the Company's commitments and contingent liabilities appears in Part I within Item 1 of this report under Note L, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, and in Part II within Item 1A of this report which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form
10-K for the year ended December 31, 2014 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the nine months of 2015. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 with respect to goodwill.

Goodwill Impairment

In recent years, the Company’s European Aerosols and Specialty Packaging reporting unit has experienced declining operating results. Based on current projections, the Company continues to believe that the estimated fair value of the reporting unit exceeds its carrying value. If future operating results were to decline, causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $105 could be recorded.

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2015, see Note H to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2015, the Company had $2.2 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $6 million before tax.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, carefully consider the information set forth below and the factors discussed in Item 1A to Part I in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and in Item 1A to Part II in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including one of the Company’s German subsidiaries. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the market for the supply of metal packaging products. The FCO’s investigation is ongoing. To date, the FCO has not officially charged the Company or any of its subsidiaries with any violations of competition law. The Company has commenced an internal investigation into the matter and has discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company is cooperating with the FCO and submitted a leniency application which disclosed the findings of its internal investigation to date and which may lead to the reduction of penalties that the FCO may impose. If the FCO finds that the Company or any of its subsidiaries violated competition law, the FCO has wide discretion to levy fines. At this stage of the investigation the Company believes that a loss is probable. The Company is unable to predict the ultimate outcome of the FCO’s investigation and any additional losses that could be incurred, which could be material to the Company’s operating results and cash flows for the periods in which they are resolved or become reasonably estimable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities as part of publicly announced programs during the first nine months of 2015.

Crown Holdings, Inc.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 30, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On October 19, 2015, the Company announced that it recorded $40 of restructuring and other charges in the third quarter of 2015 which included a charge of $13 to write-down the carrying value of fixed assets and $17 for termination benefits related to the announced closure of two facilities in the Company's European Food segment upon completion of consultation processes with employee representatives. The Company also recorded a charge of $5 related to the write-off of certain non-productive inventory which is included in cost of products sold. The closures are expected to reduce cost by eliminating excess capacity and consolidating manufacturing processes. The facility closures are expected to result in the reduction of approximately 280 employees when completed in 2016. The Company expects to incur $12 of future charges related to this action.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2015, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015, (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: October 23, 2015