Form 10-K
period 2015-12-31
CROWN HOLDINGS INC
filed 2016-02-29
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
COMMISSION FILE NUMBER 000-50189
CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Crown Way, Philadelphia, PA	19154-4599
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-698-5100
____________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of June 30, 2015, 139,400,803 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $7,375,696,487 based on the New York Stock Exchange closing price for such shares on that date.
As of February 24, 2016, 139,610,299 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2016	Part III to the extent described therein

Crown Holdings, Inc.

2015 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products, glass bottles for beverage products and metal vacuum closures and caps. These products are manufactured in the Company’s plants both within and outside the U.S. and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. At December 31, 2015, the Company operated 147 plants along with sales and service facilities throughout 37 countries and had approximately 24,000 employees. Consolidated net sales for the Company in 2015 were $8.8 billion with 77% derived from operations outside the U.S.

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

Financial information concerning the Company’s operating segments is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note W to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the U.S., Brazil, Canada, the Caribbean, Colombia and Mexico. These operations manufacture beverage, food and aerosol cans and ends, glass bottles, specialty packaging and metal vacuum closures and caps. At December 31, 2015, the division operated 49 plants in 7 countries and had approximately 7,000 employees. In 2015, the Americas Division had net sales of $3.7 billion.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, glass bottles, steel crowns and aluminum caps. Manufacturing facilities are located in the U.S., Brazil, Canada, Colombia and Mexico. Americas Beverage had net sales in 2015 of $2.8 billion and segment income (as defined under Note W to the consolidated financial statements) of $427 million.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures in the U.S. and Canada. North America Food had net sales in 2015 of $680 million and segment income (as defined under Note W to the consolidated financial statements) of $86 million.

 EUROPEAN DIVISION

The European Division includes operations in Europe, the Middle East and Africa. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal vacuum closures and caps. At December 31, 2015, the division operated 68 plants in 24 countries and had approximately 12,000 employees. Net sales in 2015 were $3.8 billion.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends in Europe, the Middle East and North Africa. European Beverage had net sales in 2015 of $1.5 billion and segment income (as defined under Note W to the consolidated financial statements) of $228 million.

Crown Holdings, Inc.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures, in Europe and Africa. European Food had net sales in 2015 of $2.0 billion and segment income (as defined under Note W to the consolidated financial statements) of $246 million.

ASIA PACIFIC DIVISION

The Asia Pacific Division is a reportable segment which primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. At December 31, 2015, the division operated 30 plants in 6 countries and had approximately 5,000 employees. Net sales in 2015 were $1.2 billion.

PRODUCTS

Beverage Cans and Glass Bottles

The Company supplies beverage cans, ends and other packaging products to a variety of beverage and beer companies, including Anheuser-Busch InBev, Carlsberg, Coca-Cola, Cott Beverages, Dr Pepper Snapple Group, Heineken, Molson Coors, Pepsi-Cola and SAB Miller among others. The Company’s beverage can business is built around local, regional and global markets, which has served to develop the Company’s understanding of global consumer expectations. The Company's glass bottle business is based in Mexico and serves customers in the local market.

The beverage market is dynamic and highly competitive, with each packaging manufacturer working together with its customers to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled the Company to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends and metal bottle caps. Innovations include the SuperEnd® and 360 End™ beverage can ends, shaped beverage cans which include size differentiation, such as slim cans for low calorie products or larger sizes for high volume consumption. The Company expects to continue to add capacity in many of the growth markets around the world.

Beverage can and glass bottle manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and is continuing its efforts to reduce the metal content of its cans and reduce non-metal costs, including water and energy usage, while improving production processes.

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two-piece and three-piece cans in diverse shapes and sizes, and sells food cans to food marketers such as Abbot Laboratories, Bonduelle, Cecab, Faribault Foods, Mars, Morgan Foods, Nestlé, Princes Group and Simmons Foods, among others. The Company offers a wide variety of metal vacuum closures and sealing equipment solutions to leading marketers such as Abbot Laboratories, Danone, H. J. Heinz, Kraft, Nestlé, and Unilever, among others, from a network of metal vacuum closure plants around the world. The Company supplies total packaging solutions, including metal and composite closures, capping systems and services while working closely with customers, retailers and glass and plastic container manufacturers to develop innovative closure solutions and meet customer requirements.

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

Specialty Packaging

The Company’s specialty packaging business is primarily located in Europe and Asia. The Company produces a wide variety of specialty containers with numerous lid and closure variations. The Company’s specialty packaging customers include Britvic, Mars, Nestlé and United Biscuits, among others.

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

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world. Consolidation trends among beverage and food marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 33% of its 2015 net sales. In each of the years in the period 2013 through 2015, no one customer accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

Crown Holdings, Inc.

RESEARCH AND DEVELOPMENT

The Company's principal Research, Development & Engineering (RD&E) Centers are located in Alsip, Illinois and Wantage, United Kingdom. The Company utilizes its centralized RD&E capabilities to advance and deliver technologies for the Company's worldwide packaging activities that (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials that further the sustainability of metal packaging, (3) provide continuous quality and/or production efficiency improvements in its manufacturing facilities, (4) advance customer and vendor relationships, and (5) provide value-added engineering services and technical support. These capabilities facilitate (1) the identification of new and/or expanded market opportunities by working directly with customers to develop new packaging products or enhance existing packaging products through the application of new technologies that better differentiate our customers' products in the retail environment (for example, the creation of new packaging shapes or novel decoration methods) and/or the incorporation of consumer-valued features (for example, improved openability and/or ease of use) and (2) the reduction of manufacturing costs by reducing the material content of the Company's products (while retaining necessary performance characteristics), reducing spoilage, and increasing operating efficiencies in our manufacturing facilities.

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

The Company spent $39 million in 2015 and 2014 and $36 million in 2013 in its centralized RD&E activities. Certain of these activities are expected to improve and expand the Company's product lines in the future. These expenditures include projects within the Company's RD&E facilities to improve manufacturing efficiencies, reduce unit costs, and develop new and improved value-added packaging systems. These expenditures do not include related product and process developments occurring within the Company's decentralized business units.

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

Generally, the Company’s principal raw materials are obtained from the major suppliers in the countries in which it operates plants. Some plants in less developed countries, which do not have local mills, obtain raw materials from more developed countries. The Company has agreements for what it considers adequate supplies of raw materials. However, sufficient quantities may not be available in the future due to, among other things, shortages due to excessive demand, weather or other factors, including disruptions in supply caused by raw material transportation or production delays. From time to time, some of the raw materials have been in short supply but, to date, these shortages have not had a significant impact on the Company’s operations.

In 2015, consumption of steel and aluminum represented 23% and 41%, respectively, of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices or set repricing dates, and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The Company generally attempts to mitigate its steel and aluminum price risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

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

Crown Holdings, Inc.

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

SUSTAINABILITY AND ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

The Company’s operations are subject to numerous laws and regulations governing the protection of the environment, disposal of waste, discharges into water, emissions into the atmosphere and the protection of employee health and safety. Future regulations may impose stricter environmental requirements on the packaging industry and may require additional capital investment. Anticipated future restrictions in some jurisdictions on the use of certain coatings may require the Company to employ additional control equipment or process modifications. The Company has a Corporate Sustainability Policy and a Corporate Environmental Protection Policy. Environmental awareness is a key component of sustainability. Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. The Company is committed to continuous improvement in product design and manufacturing practices to provide the best outcome for the human and natural environment, both now and in the future. By reducing the per-unit amount of raw materials used in manufacturing its products, the Company can significantly reduce the amount of energy, water and other resources and associated emissions necessary to manufacture metal containers. The Company aims to continue that process of improvement in its manufacturing process to assure that consumers and the environment are best served through the use of metal packaging. The Company is also committed to providing a safe work environment for its employees through programs that emphasize safety awareness and the elimination of injuries and incidents. There can be no assurance that current or future environmental laws or liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the caption “Environmental Matters,” and under Note M to the consolidated financial statements.

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

EMPLOYEES

At December 31, 2015, the Company had approximately 24,000 employees. Collective bargaining agreements with varying terms and expiration dates cover approximately 16,000 employees. The Company does not expect that renegotiation of the agreements expiring in 2016 will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

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

Crown Holdings, Inc.

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

The Company's international operations, which generated approximately 77% of its consolidated net sales in 2015, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company's liquidity and net income. The Company's international operations generated approximately 77%, 76% and 74%, of its consolidated net sales in the years ended 2015, 2014 and 2013. In addition, the Company's business strategy includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America, and Asia, that may pose greater risk of political or economic instability. Approximately 37%, 32% and 34% of the Company's consolidated net sales in the years ended 2015, 2014 and 2013 were generated outside of the developed markets in Western Europe, the United States and Canada. Furthermore, if economic conditions in Europe deteriorate, there will likely be a negative effect on the Company's European business, as well as the businesses of the Company's European customers and suppliers. If this crisis ultimately leads to a significant devaluation of the euro, the value of the Company's financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company's overall business, prospects, operating results, financial condition and cash flows.

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

Crown Holdings, Inc.

•	imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•
hyperinflation and currency devaluation in certain foreign countries where such currency devaluation could affect the amount of cash generated by operations in those countries and thereby affect the Company's ability to satisfy its obligations;

•	war, civil disturbance, global or regional catastrophic events, natural disasters, including in emerging markets, and acts of terrorism;

•	geographical concentration of the Company's factories and operations and regional shifts in its customer base;

•	periodic health epidemic concerns;

•	the complexity of managing global operations; and

•	compliance with applicable anti-corruption or anti-bribery laws.

There can be no guarantee that a deterioration of economic conditions in countries in which the Company operates or may seek to operate in the future would not have a material impact on the Company's results of operations.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the years ended December 31, 2015, 2014 and 2013, the Company derived approximately 77%, 76% and 74% of its consolidated net sales from its international operations. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2015, a 0.10 movement in the average Euro rate would have reduced net income by $14 million.

As the Company seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of the Company's competition, customer base and product offerings.

The Company's efforts to grow its businesses depend to a large extent upon access to, and its success in developing market share and operating profitably in, geographic markets including but not limited to the Middle East, South America, Eastern Europe and Asia. In some cases, countries in these regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than the Company's other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, repatriation of earnings and regulation of advanced technologies. Such expansion efforts may also use capital and other resources of the Company that could be invested in other areas. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company's financial results. As these emerging geographic markets become more important to the Company, its competitors are also seeking to expand their production capacities and sales in these same markets, which may lead to industry overcapacity that could adversely affect pricing, volumes and financial results in such markets. Although the Company is taking measures to adapt to these changing circumstances, the Company's reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

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

Crown Holdings, Inc.

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

The Company uses various raw materials, such as steel, aluminum, tin, water, natural gas, electricity and other processed energy, in its manufacturing operations. Sufficient quantities of these raw materials may not be available in the future or may be available only at increased prices. The Company's raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The availability of various raw materials and their prices depends on global and local supply and demand forces, governmental regulations (including tariffs), level of production, resource availability, transportation, and other factors, including natural disasters such as floods and earthquakes. In particular, in recent years the consolidation of steel suppliers, shortage of raw materials affecting the production of steel and the increased global demand for steel, including in China and other developing countries, have contributed to an overall tighter supply for steel, resulting in increased steel prices and, in some cases, special surcharges and allocated cut backs of products by steel suppliers. In addition, future steel supply contracts may provide for prices that fluctuate or adjust rather than provide a fixed price during a one-year period. As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company's business may increase as well, including natural gas, electricity and freight-related costs.

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2015, consumption of steel and aluminum represented 23% and 41%, respectively, of the Company's consolidated cost of products sold, excluding depreciation and amortization. While certain, but not all, of the Company's contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. Significant increases in raw material costs may increase the Company's working capital requirements, which may increase the Company's average outstanding indebtedness and interest expense and may exceed the amounts available under the Company's senior secured credit facilities and other sources of liquidity. In addition, the Company hedges raw material costs on behalf of certain customers and may suffer losses if such customers are unable to satisfy their purchase obligations.

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

The Company has substantial outstanding indebtedness. As a result of the Company's substantial indebtedness, a significant portion of the Company's cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2015, the Company and its subsidiaries had approximately $5.5 billion of indebtedness. The Company's ratio of earnings to fixed charges was 3.2 times for the year ended December 31, 2015.

The Company’s current sources of liquidity include securitization facilities with program limits that expire as follows: $150 million in January 2017, $200 million in December 2018 and $173 million in 2019. Additional sources of liquidity include borrowings

Crown Holdings, Inc.

that mature as follows: its $1,200 million revolving credit facilities in December 2018; its $700 million 6.25% senior notes in February 2021 (which the Company intends to redeem effective February 28, 2016); its €650 million ($706 million at December 31, 2015) 4.0% senior notes in July 2022; its $1,000 million 4.50% senior notes in January 2023; its €600 million ($652 million at December 31, 2015) 3.375% senior notes in May 2025; its $350 million 7.375% senior notes in December 2026; its $45 million 7.5% senior notes in December 2096; and its $166 million of other indebtedness in various currencies at various dates through 2036. In addition, the Company's term loan and farm credit facilities mature as follows: $167 million in December 2016, $249 million in December 2017, $1,149 million in December 2018 and $344 million in December 2019. In February 2016, the Company amended its credit agreement to provide for an additional $300 million of term loan borrowings, the proceeds of which, along with borrowings under the revolving credit facilities and cash on hand were used to redeem the Company's $700 million 6.25% senior notes due 2021.

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

As of December 31, 2015, approximately $1.9 billion of the Company's $5.5 billion of total indebtedness and other outstanding obligations were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $270 million, $253 million and $236 million for 2015, 2014 and 2013. Based on the amount of variable rate debt outstanding at December 31, 2015, a 1% increase in variable interest rates would increase its annual interest expense by $19 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 1% increase could be more than $19 million as the Company's average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2015. In addition, the cost of the Company's securitization and factoring facilities would also increase with an increase in floating interest rates. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

Crown Holdings, Inc.

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

In addition, the indentures and agreements governing the Company's senior secured credit facilities and certain of its outstanding notes limit, among other things, the ability of the Company to enter into certain transactions, such as mergers, consolidations, joint ventures, asset sales, sale and leaseback transactions and the pledging of assets. Furthermore, if the Company or certain of its subsidiaries experience specific kinds of changes of control, the Company's senior secured credit facilities will be due and payable and the Company will be required to offer to repurchase outstanding notes.

The breach of any of these covenants by the Company or the failure by the Company to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a default under the Company's other outstanding debt and could lead to an acceleration of obligations related to the Company's senior secured credit facilities, outstanding notes and other outstanding debt. The ability of the Company to comply with these covenants or indentures governing other indebtedness it may incur in the future and its outstanding notes can be affected by events beyond its control and, therefore, it may be unable to meet these ratios and conditions.

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

The Company recorded pre-tax charges of $26 million, $45 million and $32 million to increase its accrual for asbestos-related liabilities in 2015, 2014 and 2013, respectively. As of December 31, 2015, Crown Cork's accrual for pending and future asbestos-related claims and related legal costs was $271 million, including $231 million for unasserted claims. Crown Cork's accrual includes estimated probable costs for claims through the year 2025. Crown Cork's accrual excludes potential costs for claims beyond 2025 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary's insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note L to the Company's audited consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork's ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

Crown Cork had approximately 54,500 asbestos-related claims outstanding at December 31, 2015. Of these claims, approximately 16,000 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 38,500 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 2,000 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 17,500 were filed in other states. The outstanding claims at December 31, 2015 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states where the Company's liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company's businesses arising from these defenses will not increase materially.

During the year ended December 31, 2015, Crown Cork received approximately 2,500 new claims, settled or dismissed approximately 2,000 claims, and had approximately 54,500 claims outstanding at the end of the period.

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

Crown Cork made cash payments of $30 million, $30 million and $28 million in 2015, 2014 and 2013 for asbestos-related claims including settlement payments and legal fees. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

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

As a result of the uncertainties regarding its asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future. Further information regarding Crown's Cork's asbestos-related liabilities is presented within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Critical Accounting Policies”and under Note L to the Company's audited consolidated financial statements included in this Annual Report.

Crown Holdings, Inc.

The Company has significant pension plan obligations worldwide and significant unfunded postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2015, 2014 and 2013, the Company contributed $79 million, $81 million and $84 million, respectively, to its pension plans. Pension expense was $48 million in 2015 and is expected to be $36 million in 2016, including $9 million of settlement charges related to the Company's defined benefit plans. A 0.25% change in the 2016 expected rate of return assumptions would change 2016 pension expense by approximately $11 million. A 0.25% change in the discount rates assumptions as of December 31, 2015 would change 2016 pension expense by approximately $4 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $112 million in 2016, $82 million in 2017, $82 million in 2018, $90 million in 2019 and $87 million in 2020 including to its supplemental executive retirement plan. Future changes to mortality tables or other factors used to determine pension contributions could have a significant impact on the Company’s future contributions and its cash flow available for debt reduction, capital expenditures or other purposes.  In addition, any increase in required U.S. pension contributions will reduce U.S. taxable income and could negatively impact the Company’s ability to use its existing foreign tax credits, resulting in a charge to tax expense to write off credits that would expire prior to being used.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company's pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations and profitability. See Note U to the Company's audited consolidated financial statements in this Annual Report. As long as the Company continues to maintain its various pension plans, the Company will continue to incur additional pension obligations. The Company's pension plan assets consist primarily of common stocks and fixed income securities and also includes alternative investments such as interests in private equity and hedge funds. If the performance of plan assets does not meet the Company's assumptions or discount rates continue to decline, the underfunding of the pension plan may increase and the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, the Company's supplemental executive retirement plan and retiree medical plans are unfunded.

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the notes. In addition, as of December 31, 2015 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $151 million, based on assumptions set forth under Note U to the Company's audited consolidated financial statements in this Annual Report.

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

Acquisitions involve numerous other risks, including:

Crown Holdings, Inc.

•	diversion of management time and attention;

•	failures to identify material problems and liabilities of acquisition targets or to obtain sufficient indemnification rights to fully offset possible liabilities related to the acquired businesses;

•	difficulties integrating the operations, technologies and personnel of the acquired businesses;

•	inefficiencies and complexities that may arise due to unfamiliarity with new assets, businesses or markets;

•	disruptions to the Company's ongoing business;

•	inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings;

•	the inability to obtain required financing for the new acquisition or investment opportunities and the Company's existing business;

•	the need or obligation to divest portions of an acquired business;

•	challenges associated with operating in new geographic regions;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•	potential loss of key employees, contractual relationships, suppliers or customers of the acquired businesses or of the Company; and

•	inability to obtain required regulatory approvals.

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

Crown Holdings, Inc.

The Company has authorized and unissued approximately 391 million shares of common stock, including treasury shares, and 30 million shares of preferred stock. The shares of preferred stock may be issued at any time or from time to time and the board of directors has authority to fix the designations, number and voting rights, preferences, privileges, limitations, restrictions, conversion rights and other special or relative rights, if any, of any class or series of any class of preferred stock that may be desired, provided the shares of any such class or series of preferred stock shall not be entitled to more than one vote per share when voting as a class with holders of the Company's common stock. The Company does not have a policy limiting the issuance of the preferred stock for corporate purposes such as corporate financings or acquisitions. One of the effects of the existence of authorized but unissued shares of the Company's common stock or preferred stock may be to enable the Company's board of directors to render it more difficult or to discourage an attempt to obtain control of the Company and thereby protect the continuity of the Company's management, which may adversely affect the market price of the Company's common stock. If in the due exercise of its fiduciary obligations, for example, the Company's board of directors were to determine that a takeover proposal were not in the Company's best interests, such shares could be issued by the board of directors without stockholder approval in one or more private placements or other transactions that might prevent, render more difficult or make more costly the completion of any attempted takeover transaction by diluting voting or other rights of the proposed acquirer or insurgent stockholder group, by creating a substantial voting bloc in institutional or other hands that might support the position of the incumbent board of directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise.

The Company's principal markets may be subject to overcapacity and intense competition, which could reduce the Company's net sales and net income.

Food and beverage cans are standardized products, allowing for relatively little differentiation among competitors. This could lead to overcapacity and price competition among food and beverage can producers, if capacity growth outpaced the growth in demand for food and beverage cans and overall manufacturing capacity exceeded demand. These market conditions could reduce product prices and contribute to declining revenue and net income and increasing debt balances. As a result of industry overcapacity (including in developed markets and certain emerging markets, such as China) and price competition, the Company may not be able to increase prices sufficiently to offset higher costs or to generate sufficient cash flow. The North American and Western Europe food and beverage can markets, in particular, are considered to be mature markets, characterized by slow growth and a sophisticated distribution system. In China, the current industry supply of beverage cans exceeds demand, which has resulted in pricing pressure and negative impacts on the Company's profitability. Competitive pricing pressures, overcapacity, the failure to develop new product designs and technologies for products, as well as other factors, such as consolidation among our competitors, could cause the Company to lose existing business or opportunities to generate new business and could result in decreased cash flow and net income.

The Company is subject to competition from substitute products and decreases in demand for its products, which could result in lower profits and reduced cash flows.

The Company is subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials and plastic. The Company's sales depend heavily on the volumes of sales by the Company's customers in the food and beverage markets. Changes in preferences for products and packaging by consumers of prepackaged food and beverage cans significantly influence the Company's sales. Changes in packaging by the Company's customers may require the Company to re-tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company. For example, increases in the price of aluminum and steel and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers or increases in the price of steel may increase substitution of aluminum packaging for aerosol products. Moreover, due to its high percentage of fixed costs, the Company may be unable to maintain its gross margin at past levels if it is not able to achieve high capacity utilization rates for its production equipment. In periods of low world-wide demand for its products or in situations where industry expansion created excess capacity, the Company experiences relatively low capacity utilization rates in its operations, which can lead to reduced margins during that period and can have an adverse effect on the Company's business.

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

The majority of the Company's sales are to companies that have leading market positions in the sale of packaged food, beverages and household products to consumers. Although no one customer accounted for more than 10% of its net sales in the years ended 2015, 2014 or 2013, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company's net sales and net income. A continued consolidation of the Company's customers could exacerbate any such loss.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company's costs of operating and reduce its profitability. The Company's operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to treatment, storage and disposal of waste, the use of chemicals in the Company's products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company's operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials and confirmed in a January 2010 update that studies employing standardized toxicity tests have supported the safety of current low levels of human exposure to bisphenol-A, the FDA in that January 2010 update noted that more research was needed, and further suggested reasonable steps to reduce exposure to bisphenol-A. The FDA subsequently entered into a consent decree under which it agreed to issue, by March 31, 2012, a final decision on a citizen's petition requesting the agency take further regulatory steps with regard to bisphenol-A. On March 30, 2012, the FDA denied the request, responding, in part, that the appropriate course of action was to continue scientific study and review of all new evidence regarding the safety of bisphenol-A. In March 2010, the EPA issued an action plan for bisphenol-A, which includes, among other things, consideration of whether to add bisphenol-A to the chemical concern list on the basis of potential environmental effects and use of the EPA's Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Moreover, certain U.S. Congressional bodies, states and municipalities, as well as certain foreign nations and some member states of the European Union, such as Denmark, Belgium and France, have considered, proposed or already passed legislation banning or suspending the use of bisphenol-A in certain products or requiring warnings regarding bisphenol-A. In July 2012, the FDA

Crown Holdings, Inc.

banned the use of bisphenol-A in baby bottles and children's drinking cups, and in July 2013, the FDA banned the use of bisphenol-A in epoxy resins that coat infant formula cans. In the fourth quarter of 2012, the French Parliament passed a law suspending the use of bisphenol-A in food packaging beginning in 2013 for food intended for children under 3 and in 2015 for all other foods. The law also includes certain product labeling requirements. In the first quarter of 2014, the European Food Safety Authority recommended that the tolerable daily intake of bisphenol-A be lowered. Further, the U.S. or additional international, federal, state or other regulatory authorities could restrict or prohibit the use of bisphenol-A in the future. For example, in 2015, the State of California declared bisphenol-A a reproductive system hazard and listed BPA as a hazardous chemical under California's Safe Water and Toxic Environment Act, which may trigger a requirement to include warning labels on consumer items containing bisphenol-A. In addition, recent public reports, litigation and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company's products and adversely impact sales or otherwise disrupt the Company's business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

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

Impairment of the Company's goodwill would require a write down of goodwill, which would reduce the Company's net income in the period of any such write down. At December 31, 2015, the carrying value of the Company's goodwill was $3,003 million. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

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

A significant portion of the Company's workforce is unionized and a prolonged work stoppage or strike at any facility with unionized employees could increase its costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to the Company. If the Company is unable to negotiate acceptable collective bargaining agreements, it may become subject to union-initiated work stoppages, including strikes. Moreover,   additional groups of

Crown Holdings, Inc.

currently non-unionized employees may seek union representation in the future. The National Labor Relations Board (“NLRB”) has adopted new regulations concerning the procedures for conducting employee representation elections that could make it significantly easier for labor organizations to prevail in elections. The regulations became effective on April 14, 2015, although court challenges to those regulations remain pending.

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

Crown Holdings, Inc.

The downturn in certain global economies could have adverse effects on the Company.

The downturn in certain global economies could have significant adverse effects on the Company's operations, including as a result of any the following:

•
downturns in the business or financial condition of any of the Company's key customers or suppliers, potentially resulting in customers' inability to pay the Company's invoices as they become due, or at all, or suppliers' failure to fulfill their commitments;

•
potential losses associated with hedging activity by the Company for the benefit of the Company's customers including counterparty risk associated with such hedging activity, or costs associated with changing suppliers;

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

Legislative proposals have been made to reform the deferral of U.S. taxes on non-U.S. earnings (including as part of President Obama's Budget of the United States Government for 2017), which could significantly change the timing and extent of taxation on the Company's unrepatriated non-U.S earnings. Past proposals, as set out in various draft Congressional legislative proposals which were not enacted, would defer interest expense and other deductions allocable to non-U.S earnings until earnings are repatriated that, if enacted, could result in the Company not being able to currently deduct a significant portion of its interest expense. It is unclear whether these proposed tax revisions will be enacted or reintroduced by Congress, or, if enacted, what the

Crown Holdings, Inc.

precise scope of the revisions will be. However, depending on their content, such proposals could have a material adverse effect on the Company's after-tax income and cash flow.

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

Public health officials and government officials have become increasingly concerned about the public health consequences associated with over-consumption of certain types of beverages, such as sugar beverages and including those sold by certain of the Company's significant customers. Possible new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of these beverages may significantly reduce demand for the beverages of the Company's customers, which could in turn affect demand of the Company's customers for the Company's products. For example, Mexico recently implemented a tax on certain sugar sweetened beverages and members of the U.S. Congress have raised the possibility of a federal tax on the sale of certain beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters. Some state governments are also considering similar taxes. If enacted, such taxes could materially adversely affect the Company's business and financial results.

The Company's senior secured credit facilities provide that certain change of control events constitute an event of default. In the event of a change of control, the Company may not be able to satisfy all of its obligations under the senior secured credit facilities or other indebtedness.

The Company may not have sufficient assets or be able to obtain sufficient third-party financing on favorable terms to satisfy all of its obligations under the Company's senior secured credit facilities or other indebtedness in the event of a change of control. The Company's senior secured credit facilities provide that certain change of control events constitute an event of default under the senior secured credit facilities. Such an event of default entitles the lenders thereunder to, among other things, cause all outstanding debt obligations under the senior secured credit facilities to become due and payable and to proceed against the collateral securing the senior secured credit facilities. Any event of default or acceleration of the senior secured credit facilities will likely also cause a default under the terms of other indebtedness of the Company. In addition, the indentures governing certain of the Company's outstanding notes require that the Company offer to repurchase the notes at an offer price of 101% of principal upon certain change of control repurchase events.

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

Crown Holdings, Inc.

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

As of December 31, 2015, the Company operated 147 manufacturing facilities of which 26 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division had 49 operating facilities of which 9 are leased. Within the Americas Division, 32 facilities operated in the U.S. of which 7 were leased. The European Division had 68 operating facilities of which 12 were leased and the Asia Pacific Division had 30 operating facilities of which 4 were leased. The Company also has canmaking and spare part operations in the U.S. and the U.K., one of which was a leased facility. Certain leases provide renewal or purchase options. The principal manufacturing facilities at December 31, 2015 are listed below and are grouped by product and by division.

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

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities. The Company has also opened new facilities to meet increases in market demand for its products. These actions reflect the Company’s continued commitment to realign manufacturing facilities to maintain its competitive position in its markets. The Company continually reviews its operations and evaluates strategic opportunities. Further discussion of the Company’s recent restructuring actions is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Provision for Restructuring,” and under Note N to the consolidated financial statements.

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

Crown Holdings, Inc.

	Americas		Europe		Asia Pacific
Beverage and Closures	Kankakee, IL	Teresina, Brazil	Custines, France	Sevilla, Spain	Phnom Penh, Cambodia
	Lawrence, MA	Estancia, Brazil	Korinthos, Greece	El Agba, Tunisia	Sihanoukville, Cambodia
	Mankato, MN	Manaus, Brazil	Patras, Greece	Izmit, Turkey	Beijing, China
	Batesville, MS	Ponta Grossa, Brazil	Amman, Jordan	Osmaniye, Turkey	Huizhou, China
	Dayton, OH	Calgary, Canada	Dammam, Saudi Arabia	Dubai, UAE	Hangzhou, China
	Cheraw, SC	Weston, Canada	Jeddah, Saudi Arabia	Botcherby, UK	Heshan, China
	Conroe, TX	Santafe de Bogota,	Kosice, Slovakia	Braunstone, UK	Putian, China
	Fort Bend, TX	Colombia	Agoncillo, Spain		Shanghai, China
	Winchester, VA	Ensenada, Mexico			Ziyang, China
	Olympia, WA	Guadalajara,			Bangi, Malaysia
	La Crosse, WI	Mexico			Singapore
	Worland, WY	Monterrey, Mexico			Nong Khae, Thailand
	Cabreuva, Brazil	Orizaba, Mexico			Danang, Vietnam
		Toluca, Mexico			Dong Nai, Vietnam
Hanoi, Vietnam
Ho Chi Minh City, Vietnam
	Winter Garden, FL	Hanover, PA	Carpentras, France	Toamasina, Madagascar	Bangpoo, Thailand
Food and Closures	Crawfordsville, IN	Suffolk, VA	Chatillon-sur-Seine, France	Agadir, Morocco	Haadyai, Thailand
	Owatonna, MN	Seattle, WA	Concarneau, France	Casablanca, Morocco	Samrong, Thailand
	Omaha, NE	Oshkosh, WI	Laon, France	Pisco, Peru	Songkhla, Thailand
	Lancaster, OH	Kingston, Jamaica	Nantes, France	Goleniow, Poland
	Massillon, OH	La Villa, Mexico	Outreau, France	Pruszcz, Poland
	Mill Park, OH	Barbados, West Indies	Perigueux, France	Alcochete, Portugal
	Connellsville, PA		Lubeck, Germany	Novotitarovskaya,
			Mühldorf, Germany	Russia
			Seesen, Germany (2)	Timashevsk, Russia
			Thessaloniki, Greece	Bellville, South Africa
			Tema, Ghana	Aldeanuevra De Ebro, Spain
			Kornye, Hungary	Las Torres De Cotillas,
			Nagykoros, Hungary	Spain
			Athy, Ireland	Llanera, Spain
			Aprilia, Italy	Merida, Spain
			Battipaglia, Italy	Osuna, Spain
			Calerno S. Ilario d’Enza,	Pontavedra, Spain
			Italy	Sevilla, Spain
			Nocera Superiore, Italy	Karacabey, Turkey
			Parma, Italy	Neath, UK
			Abidjan, Ivory Coast	Wisbech, UK
Aerosol	Alsip, IL	Faribault, MN	Spilamberto, Italy (2)	Sutton, UK
	Decatur, IL	Spartanburg, SC	Mijdrecht, Netherlands

Specialty	Belcamp, MD		Vourles, France	Carlisle, UK	Chengdu, China
Packaging			Chignolo Po, Italy	Mansfield, UK	Huizhou, China
			Hoorn, Netherlands		Kunshan, China
Langfang, China
Shanghai, China
Tianjin, China
Tongxiang, China
Zhengzhou, China
Singapore
Binh Duong, Vietnam
Canmaking	Norwalk, CT	Chippewa Falls, WI	Shipley, UK (2)
Equipment	Trevose, PA	Acayucan, Mexico
and Other

Crown Holdings, Inc.

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2015, the accrual for pending and future asbestos claims and related legal costs that are probable and estimable was $271 million.

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

The Registrant’s common stock is listed on the New York Stock Exchange. On February 24, 2016 there were 4,183 registered shareholders of the Registrant’s common stock, including 1,226 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2015 is set forth in Part II of this Annual Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth under Note O to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Quarterly Stock Prices

Quarterly prices for the Company's common stock, as reported on the New York Stock Exchange composite tape, in 2015 and 2014 were:

(in millions)	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$54.03	$57.08	$55.16	$54.39	$45.14	$50.89	$51.56	$52.52
Low	43.85	52.25	44.76	45.15	37.29	44.11	44.24	42.50

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities as part of publicly announced programs during the year ended December 31, 2015.

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE (a)
Comparison of Five-Year Cumulative Total Return (b)
Crown Holdings, S&P 500 Index, Dow Jones “U.S. Containers & Packaging” Index (c)

December 31,	2010	2011	2012	2013	2014	2015
Crown Holdings	$100	$101	$110	$134	$152	$152
S&P 500 Index	100	102	118	157	178	181
Dow Jones “U.S. Containers & Packaging” Index	100	100	114	161	184	177

(a)
The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company's filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(b)	Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2010 and that all dividends were reinvested.

(c) Industry index is weighted by market capitalization and, as of December 31, 2015, was composed of Crown Holdings, AptarGroup, Avery Dennison, Ball, Bemis, Berry Plastics, Graphic Packaging, International Paper, Owens-Illinois, Packaging Corp. of America, Sealed Air, Silgan, Sonoco and WestRock.

Crown Holdings, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2015 (a)	2014 (b)	2013	2012	2011
Summary of Operations
Net sales	$8,762	$9,097	$8,656	$8,470	$8,644
Cost of products sold, excluding depreciation and amortization	7,116	7,525	7,180	7,013	7,120
Depreciation and amortization	237	190	134	180	176
Selling and administrative expense	390	398	425	382	395
Provision for asbestos	26	45	32	35	28
Restructuring and other	66	129	34	—	83
Loss from early extinguishments of debt	9	34	41	—	32
Interest expense, net of interest income	259	246	231	219	221
Foreign exchange	20	14	3	(1)	2
Income before income taxes and equity earnings	639	516	576	642	587
Provision for/(benefit from) income taxes	178	41	148	(17)	194
Equity earnings	—	—	—	5	3
Net income	461	475	428	664	396
Net income attributable to noncontrolling interests	(68)	(88)	(104)	(105)	(114)
Net income attributable to Crown Holdings	$393	$387	$324	$559	$282

Financial Position at December 31
Working capital	$141	$695	$256	$224	$314
Total assets	10,020	9,643	7,993	7,468	6,829
Total cash and cash equivalents	717	965	689	350	342
Total debt	5,518	5,194	3,805	3,633	3,493
Total equity/(deficit)	435	387	289	129	(239)

Common Share Data (dollars per share)
Earnings:
Basic	$2.85	$2.82	$2.32	$3.83	$1.86
Diluted	2.82	2.79	2.30	3.77	1.83

Market price on December 31	50.70	50.90	44.57	36.81	33.58

Number of shares outstanding at year-end	139.4	139.0	138.2	143.1	148.4
Average shares outstanding
Basic	137.9	137.2	139.5	146.1	151.7
Diluted	139.1	138.5	140.7	148.4	154.3

Other
Capital expenditures	$354	$328	$275	$324	$401

(a) Includes the results of the Empaque acquisition from February 18, 2015 through December 31, 2015.
(b) Includes the results of the Mivisa acquisition from April 23, 2014 through December 31, 2014.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the three-year period ended December 31, 2015. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

BUSINESS STRATEGY AND TRENDS

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In recent years, beverage can sales unit volumes in the Company's mature markets have been stable to slightly declining in North America and slightly increasing in Europe. Beverage can volume has generally continued to grow in emerging markets including Asia, Brazil, Mexico and Eastern Europe driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. Global food and aerosol can sales unit volumes have been stable to declining in recent years primarily due to lower consumer spending. While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company monitors capacity across all of its businesses and, where necessary, may take action such as closing a plant or reducing headcount to better manage its costs. Any or all of these actions may result in additional restructuring charges in the future which may be material.

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

In April 2014, the Company completed its acquisition of Mivisa, the largest food can producer in both the Iberian Peninsula and Morocco; primarily serving vegetable, fruit, fish and meat markets. The acquisition significantly increased the Company's presence in Spain, one of Europe's leading agricultural economies.

In February 2015, the Company completed its acquisition of Empaque, a leading manufacturer for the beverage industry in Mexico, from Heineken N.V.. Accompanying the transaction were long-term supply agreements with Heineken affiliates which are expected to provide a stable cash flow base. The addition of Empaque significantly increased the Company's presence in the growing Mexican market and substantially enhances the Company's strategic position in beverage cans, both regionally and globally.

In 2016, the Company expects to utilize cash flow to reduce leverage. The Company will also continue to identify and evaluate select growth opportunities through capacity additions in existing plants, new plants in markets that it already knows and understands, and potential strategic acquisitions in geographic areas and product lines in which it already operates or that complement its existing businesses. In response to increasing global customer demand for beverage cans in non-standard sizes, commonly called "specialty cans", the Company intends to continue to make investments in converting existing capacity or adding new capacity for non-standard can sizes. The Company rigorously evaluates each investment opportunity against a variety of metrics and every approved project is undertaken with an eye toward creating long-term shareholder value. Cash flows generated from the Company's operations may be reinvested in the business, used for acquisitions, used to repay debt or returned to shareholders through share repurchases or possible future dividends.

RESULTS OF OPERATIONS

In assessing performance, the key performance measure used by the Company is segment income, a non-GAAP measure generally defined by the Company as income from operations adjusted to add back provisions for asbestos and restructuring and other, the impact of fair value adjustments related to the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness.

Crown Holdings, Inc.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European segments, the Brazlian real, Canadian dollar and Mexican peso in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment.

NET SALES AND SEGMENT INCOME

	2015	2014	2013
Net sales	$8,762	$9,097	$8,656
Beverage cans and ends as a percentage of net sales	57%	53%	56%
Food cans and ends as a percentage of net sales	28%	30%	27%

Year ended December 31, 2015 compared to 2014

Net sales decreased primarily due to the impact of foreign currency translation, partially offset by the acquisitions of Empaque and Mivisa. Net sales would have been $855 higher using exchange rates in effect during 2014.

Year ended December 31, 2014 compared to 2013
Net sales increased primarily due to the impact of the Mivisa acquisition and increased global beverage can volumes, partially offset by $52 of unfavorable currency translation.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans, ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced stable to slightly declining volumes in recent years. In Mexico, the Company's sales unit volumes have increased primarily due to market growth and the acquisition of Empaque in February 2015. In Brazil, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging.

The Company has announced plans to construct new beverage can plants in Nichols, New York and Monterrey, Mexico. To meet customers’ demand for specialty beverage cans in North America, the Nichols plant will be capable of producing multiple can sizes and is expected to be operational in the first quarter of 2017. The Monterrey plant will also be capable of producing multiple can sizes and is expected to be operational late in the fourth quarter of 2016.

Net sales and segment income in the Americas Beverage segment are as follows:

	2015	2014	2013
Net sales	$2,771	$2,335	$2,289
Segment income	427	334	327

Year ended December 31, 2015 compared to 2014

Net sales increased $545 due to the acquisition of Empaque and $27 from increased sales unit volumes, partially offset by the impact of foreign currency translation. Sales unit volumes were higher in the U.S., Canada and Mexico, partially offset by lower unit volume in Brazil.

Segment income increased $94 due to the acquisition of Empaque, partially offset by the impact of foreign currency translation.

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

Crown Holdings, Inc.

Segment income increased primarily due to $11 from organic growth in Brazil including the impact of the World Cup, partially offset by inefficiencies in plant operations.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S. and Canada. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years. In 2015, the Company announced the closure of two North America food can plants to more appropriately align capacity with customer demand and reduce costs.

Net sales and segment income in the North America Food segment are as follows:

	2015	2014	2013
Net sales	$680	$809	$845
Segment income	86	127	119

Year ended December 31, 2015 compared to 2014

Net sales decreased primarily due to an 18% decline in sales unit volumes largely attributable to the loss of a certain customer and $16 from the impact of foreign currency translation.

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

In 2015, the Company announced plans to install a second line at its Osmaniye, Turkey plant in response to growing demand. The new line will be capable of producing multiple can sizes and is expected to be operational late in the fourth quarter of 2016.

Net sales and segment income in the European Beverage segment are as follows:

	2015	2014	2013
Net sales	$1,504	$1,708	$1,731
Segment income	228	265	257

Year ended December 31, 2015 compared to 2014

Net sales and segment income decreased primarily due to the impact of foreign currency translation and a 1% decline in sales unit volumes, primarily in the Middle East due to ongoing conflicts in the region. Net sales and segment income would have been $182 and $23 higher, respectively, using exchange rates in effect during 2014.

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

Crown Holdings, Inc.

European Food

The European Food segment manufactures steel and aluminum food cans, ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. In April 2014, the Company completed its acquisition of Mivisa and in June 2014 divested certain Crown and Mivisa operations as required for regulatory approval. In 2015, the Company announced the closure of two European Food facilities in an effort to reduce cost by eliminating excess capacity and consolidating manufacturing processes. The Company expects these actions to result in annual cost savings of approximately $14 when completed in 2017. However, there can be no assurance that any such pre-tax savings will be realized.

Net sales and segment income in the European Food segment are as follows:

	2015	2014	2013
Net sales	$1,984	$2,197	$1,751
Segment income	246	221	144

Year ended December 31, 2015 compared to 2014

Net sales decreased primarily due to the impact of foreign currency translation, partially offset by increased sales unit volumes and $145 for an additional four months of Mivisa. Net sales would have been $362 higher using exchange rates in effect during 2014.

Segment income increased primarily due to an additional four months of Mivisa and improved cost performance partially offset by the impact of foreign currency translation. Segment income would have been $45 higher using exchange rates in effect during 2014.

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

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. In 2015, the Company announced that it began construction of a third beverage can plant in Cambodia. The Company currently expects the plant to begin commercial production late in the second quarter of 2016. In China, the current industry supply of beverage cans exceeds demand, which has resulted in pricing pressure and negative impacts on the Company's profitability.

Net sales and segment income in the Asia Pacific segment are as follows:

	2015	2014	2013
Net sales	$1,202	$1,226	$1,189
Segment income	145	142	133

Year ended December 31, 2015 compared to 2014

Net sales decreased $49 from lower selling prices primarily due to the pass-through of lower raw material costs, the impact of competitive price compression and $38 from the impact of foreign currency translation, partially offset by an 8% increase in beverage can sales unit volumes.

Segment income increased primarily due to increased beverage cans sales unit volumes, partially offset by the impact of competitive price compression in China.

Crown Holdings, Inc.

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

Non-reportable Segments

The Company's non-reportable segments include its European aerosol can and specialty packaging business, its North American aerosol can business and its tooling and equipment operations in the U.S. and U.K. In recent years, the Company's aerosol can and specialty packaging businesses have experienced slightly declining volumes. In 2015, the Company completed the sale of four of its European industrial specialty packaging plants.

Net sales and segment income in non-reportable segments are as follows:

	2015	2014	2013
Net sales	$621	$822	$851
Segment income	83	92	102

Year ended December 31, 2015 compared to 2014

Net sales decreased primarily due to $148 from the sale of four industrial specialty packaging plants and the transfer of production from a European specialty packaging plant to the European food business and $51 from the impact of foreign currency translation. Higher sales from the Company's can-making equipment operations were offset by lower sales in its global aerosol and specialty packaging businesses.

Segment income decreased primarily due to $11 from the sale of four industrial specialty packaging plants and the transfer of production from a European specialty packaging plant to the European food business, $7 from lower sales in the Company's global aerosol and specialty packaging businesses and $3 from the impact of foreign currency translation, partially offset by $9 from higher equipment sales.

Year ended December 31, 2014 compared to 2013

Net sales decreased primarily due to $40 from lower sales in the Company's aerosol and specialty packaging businesses, partially offset by $10 from the impact of foreign currency translation.

Segment income decreased primarily due to $8 from lower sales in the Company's aerosol and specialty packaging businesses.

Corporate and unallocated

	2015	2014	2013
Corporate and unallocated	$(196)	$(197)	$(165)

Corporate and unallocated items in 2015 included charges of $6 for fair value adjustments for the sale of inventory acquired in the acquisition of Empaque, $5 for the write-off of non-productive inventory related to plant closures and higher general corporate costs compared to 2014.

Corporate and unallocated items increased in 2014 compared to 2013 due to higher general corporate costs including technology and incentive compensation, higher hedge ineffectiveness and a charge of $19 related to the impact of fair value adjustments for the sale of inventory acquired in the acquisition of Mivisa.

Crown Holdings, Inc.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold (excluding depreciation and amortization) decreased from $7,525 in 2014 to $7,116 in 2015 primarily due to the impact of foreign currency translation, partially offset by the impact of the acquisitions of Mivisa and Empaque. Cost of products sold would have been $700 higher using exchange rates in effect during 2014.

Cost of products sold (excluding depreciation and amortization) increased from $7,180 in 2013 to $7,525 in 2014 primarily due to the acquisition of Mivisa and increased global beverage can volumes, partially offset by $49 of foreign currency translation.

Cost of products sold (excluding depreciation and amortization) as a percentage of net sales was 81% in 2015 and 83% in 2014 and 2013.

DEPRECIATION AND AMORTIZATION

For the year ended December 31, 2015 compared to 2014, depreciation and amortization increased from $190 to $237 primarily due to depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisitions of Mivisa and Empaque.

For the year ended December 31, 2014 compared to 2013, depreciation and amortization increased from $134 to $190 primarily due to the depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisition of Mivisa.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense decreased from $398 in 2014 to $390 in 2015, primarily due to the impact of foreign currency translation, partially offset by higher general corporate costs.

Selling and administrative expense decreased from $425 in 2013 to $398 in 2014, primarily due to charges of $39 in 2013 to record reserves against two customer receivable balances that did not recur in 2014, partially offset by higher incentive compensation costs and the impact of the Mivisa acquisition.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. During 2015, 2014 and 2013 the Company recorded charges of $26, $45 and $32 to increase its accrual for asbestos-related costs and made asbestos-related payments of $30 in both 2015 and 2014 and $28 in 2013. The Company currently expects 2016 payments to be approximately $30. See Note L to the consolidated financial statements for additional information regarding the provision for asbestos-related costs. Also see the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to asbestos liabilities.

INTEREST EXPENSE

For the year ended December 31, 2015 compared to 2014, interest expense increased from $253 to $270 primarily due to higher average debt outstanding from the acquisitions of Mivisa and Empaque, partially offset by lower borrowing rates and the impact of foreign currency translation.

For the year ended December 31, 2014 compared to 2013, interest expense increased from $236 to $253 primarily due to higher average debt outstanding from the Mivisa acquisition.

TAXES ON INCOME

The Company's effective income tax rates are as follows:

	2015	2014	2013
Income before income taxes	$639	$516	$576
Provision for income taxes	178	41	148
Effective income tax rate	27.9%	7.9%	25.7%

Crown Holdings, Inc.

The low effective tax rate in 2014 was primarily due to benefits of $86 to fully release the valuation allowance against the Company's net deferred tax assets in France and $16 related to a tax law change in Spain.

For additional information regarding income taxes, see Note V to the consolidated financial statements and the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to valuation allowances.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests decreased from $88 in 2014 to $68 in 2015 primarily due to lower earnings in the Company's beverage can operations in Brazil.

Net income attributable to noncontrolling interests decreased from $104 in 2013 to $88 in 2014 primarily due to the acquisition of additional ownership interests in subsidiaries in Jordan and Tunisia and lower earnings in certain beverage can operations in the Middle East, partially offset by higher earnings in the Company's beverage can operations in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities increased from $912 in 2014 to $956 in 2015 primarily due to higher income from operations driven by the acquisitions of Mivisa and Empaque, partially offset by a lower benefit from working capital.

Receivables decreased from $1,031 in 2014 to $912 in 2015 primarily due to increased securitization and factoring, declining raw material costs and the impact of foreign currency translation, partially offset by the impact of the Empaque acquisition. Receivables provided cash of $45 in 2014 compared to $34 in 2015.

Days sales outstanding for trade receivables improved from 36 in 2014 to 33 in 2015 primarily due to a benefit of 5 days related to increased securitization and factoring of receivables.

Inventories decreased from $1,324 in 2014 to $1,213 in 2015 primarily due to the impact of foreign currency translation and lower raw material costs, partially offset by the impact of the acquisition of Empaque. Inventories used cash of $62 in 2014 and provided cash of $60 in 2015.

Accounts payable and accrued liabilities decreased from $2,651 in 2014 to $2,645 in 2015 primarily due to the impact of foreign currency translation and declining raw material costs, partially offset by the impact of the acquisition of Empaque. Accounts payable and accrued liabilities provided cash of $219 in 2014 compared to $59 in 2015 primarily due to extended supplier payment terms granted in 2015.

INVESTING ACTIVITIES

Cash used for investing activities increased from $1,021 in 2014 to $1,548 in 2015. The Company paid $733 in 2014 to acquire Mivisa and $1,207 in 2015 to acquire Empaque. Cash used for capital expenditures increased from $328 in 2014 to $354 in 2015. The Company currently expects capital expenditures in 2016 of approximately $400.
At December 31, 2015, the Company had $84 of capital commitments, primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash generated from operations.

FINANCING ACTIVITIES

Cash provided by financing activities decreased from $445 in 2014 to $406 in 2015. Financing activities in 2015 were primarily used to fund the acquisition of Empaque while financing activities in 2014 were primarily used to fund the acquisition of Mivisa and repay certain of Mivisa's existing debt.

Crown Holdings, Inc.

LIQUIDITY

As of December 31, 2015, $580 of the Company's $717 in cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. The Company records current or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $327 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company may be required to record incremental U.S. taxes on the repatriated funds.

The Company funds its worldwide cash needs through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring facilities. As of December 31, 2015, the Company has available capacity of $124 under its various securitization facilities and $1,157 under its revolving credit facilities. The Company has current maturities of long-term debt of $209 due in 2016 and is not required to refinance or renegotiate any of its current sources of liquidity in 2016.

The Company has substantial debt outstanding. The ratio of total debt, less cash and cash equivalents, to total capitalization was 90.9% and 90.8% at December 31, 2015 and 2014. Total capitalization is defined by the Company as total debt plus total equity, less cash and cash equivalents.

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

The Company’s revolving credit facility and term loans also contain various financial covenants. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense. Adjusted EBITDA is calculated as the sum of net income attributable to Crown Holdings, net income attributable to noncontrolling interests, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s interest coverage ratio of 4.71 to 1.0 at December 31, 2015 was in compliance with the covenant requiring a ratio of at least 2.85 to 1.0. The total net leverage ratio is calculated as total net debt divided by Adjusted EBITDA, as defined above. Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. The Company’s total net leverage ratio of 3.74 to 1.0 at December 31, 2015 was in compliance with the covenant requiring a ratio no greater than 4.75 to 1.0. The ratios are calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Adjusted EBITDA and interest expense for the most recent twelve months. Failure to meet the financial covenants could result in the acceleration of any outstanding amounts due under the revolving credit facilities, term loan facilities and farm credit facility.

The Company’s current sources of liquidity include securitization facilities with program limits that expire as follows: $150 in January 2017, $200 in December 2018 and $173 in December 2019. Additional sources of liquidity include borrowings that mature as follows: its $1,200 revolving credit facilities in December 2018; its $700 6.25% senior notes in February 2021; its €650 ($706 at December 31, 2015) 4.0% senior notes in July 2022; its $1,000 4.50% senior notes in January 2023; its €600 ($652 at December 31, 2015) 3.375% senior notes in May 2025; its $350 7.375% senior notes in December 2026; its $45 7.5% senior notes in December 2096; and its $166 of other indebtedness in various currencies at various dates through 2036. In addition, the Company's term loan and farm credit facilities mature as follows: $167 in December 2016, $249 in December 2017, $1,149 in December 2018 and $344 in December 2019.

In February 2016, the Company amended its credit agreement to provide for an additional $300 of term loan borrowings, the proceeds of which, along with borrowings under the revolving credit facilities and cash on hand were used to redeem the Company’s $700 6.25% senior notes due 2021.

Crown Holdings, Inc.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2015 are summarized in the table below.

	Payments Due by Period
	2016	2017	2018	2019	2020	2021 & after	Total
Long-term debt	$211	$282	$1,180	$366	$18	$3,471	$5,528
Interest on long-term debt	212	206	200	178	170	169	1,135
Operating leases	47	33	19	10	7	46	162
Projected pension contributions	112	82	82	90	87	—	453
Postretirement obligations	14	13	13	12	12	53	117
Purchase obligations	2,688	1,209	787	148	—	—	4,832
Total contractual cash obligations	$3,284	$1,825	$2,281	$804	$294	$3,739	$12,227

All amounts due in foreign currencies are translated at exchange rates as of December 31, 2015.

The Company expects to fund its obligations through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs.

Interest on long-term debt is presented through 2021 only and represents the interest that will accrue by year based on debt outstanding and interest rates in effect as of December 31, 2015.

Projected pension contributions represent the Company's expected funding contributions for the next five years. Future changes to mortality tables or other factors used to determine pension contributions could have a significant impact on the Company’s future contributions and its cash flow available for debt reduction, capital expenditures or other purposes.  In addition, any increase in required U.S. pension contributions will reduce U.S. taxable income and could negatively impact the Company’s ability to use its existing foreign tax credits, resulting in a charge to tax expense to write off credits that would expire prior to being used.

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

Purchase obligations include commitments for raw materials and utilities at December 31, 2015. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

The table above excludes $28 of liabilities for unrecognized tax benefits because the Company is unable to estimate when these amounts may be paid, if at all. See Note V to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

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

The table below provides information in U.S. dollars as of December 31, 2015 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
U.S. dollars/Euro	$70	$1	1.11
Sterling/Euro	697	(26)	0.72
Euro/Sterling	150	37	1.40
Euro/U.S. dollars	197	3	0.93
U.S. dollars/Sterling	80	2	1.52
Singapore dollars/U.S. dollars	73	(1)	1.40
Polish Zloty/Euro	176	(1)	4.28
U.S. dollars/Turkish Lira	71	—	0.33
Euro/Singapore dollars	83	1	0.66
Euro/Polish Zloty	19	1	0.23
	$1,616	$17

At December 31, 2015, the Company had additional contracts with an aggregate notional value of $104 to purchase or sell other currencies, primarily Asian currencies, including the Malaysian Ringgit, the Thai Baht, and the Hong Kong Dollar; European currencies, including the Hungarian Florint; African currencies, including the Moroccan Dirham and the Tunisian Dinar; and the Canadian Dollar. The aggregate fair value of these contracts was a loss of $3.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations as of December 31, 2015. Variable interest rates disclosed represent the weighted average rates at December 31, 2015.

	Year of Maturity
Debt	2016	2017	2018	2019	2020	Thereafter
Fixed rate	$51	$32	$29	$19	$16	$3,469
Average interest rate	4.3%	5.6%	5.6%	5.9%	5.6%	4.9%
Variable rate	$214	$250	$1,151	$346	$3	2
Average interest rate	2.1%	1.8%	1.8%	2.0%	3.4%	3.4%

Total future payments at December 31, 2015 include $3,477 of U.S. dollar-denominated debt, $2,094 of euro-denominated debt and $10 of debt denominated in other currencies.

The Company uses various raw materials, such as steel and aluminum in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2015, consumption of steel and aluminum represented 23% and 41%, respectively, of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers.
The Company may, however, be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term.

In addition, the Company's manufacturing facilities are dependent, to varying degrees, upon the availability of water and processed energy, such as natural gas and electricity.

Crown Holdings, Inc.

Aluminum, a basic raw material used by the Company, is subject to the risk of significant price fluctuations which may be hedged by the Company through forward commodity contracts. Current contracts involve aluminum forwards with a notional value of $381 and a net loss of $26. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities.

See Note R to the consolidated financial statements for further information on the Company’s derivative financial instruments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note M to the consolidated financial statements. The Company also utilizes receivables securitization and factoring facilities and derivative financial instruments as further discussed under Note D and Note R, respectively, to the consolidated financial statements.

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

See Note M to the consolidated financial statements for additional information on environmental matters including the Company's accrual for environmental remediation costs.

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

Asbestos Liabilities

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the nature of future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the alleged link to Crown Cork), the terms of settlements of other defendants with asbestos-related liabilities, bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants), potential liabilities for claims filed after the Company’s ten-year projection period and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the

Crown Holdings, Inc.

Company’s asbestos cases are filed). See Note L to the consolidated financial statements for additional information regarding the provision for asbestos-related costs.

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

In 2015, the Company recorded a charge of $26 to increase its asbestos liability compared to charges of $45 in 2014 and $32 in 2013. As described above, each year's charge includes the impact of an additional year of settlement and legal costs in the Company’s projection period. The charge decreased in 2015 primarily due to lower settlement costs per claim. In 2015, the five year average settlement cost per claim decreased to $12,200 from $12,800 in 2014 and $12,100 in 2013. While settlement costs were lower in 2015, Crown Cork's experience continues to be settling a higher percentage of claims alleging serious disease (primarily mesothelioma) at higher dollar amounts. Accordingly, a higher percentage of claims projected into the future continue to relate to serious diseases and are therefore valued at higher dollar amounts. For example, of the projected claims related to claimants alleging first exposure to asbestos before or during 1964 and filed in states that have not enacted asbestos legislation, 57%, 57% and 56% in 2015, 2014 and 2013, respectively, relate to claims alleging serious diseases such as mesothelioma.

If the recent trend of settling a higher percentage of claims alleging serious disease (primarily mesothelioma) which are settled for higher amounts continues, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company will record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2015 by $27 for the following ten-year period. A 10% increase in these two factors at the same time would increase the estimated liability at December 31, 2015 by $57 for the following ten-year period. A 10% decrease in these two factors at the same time would decrease the estimated liability at December 31, 2015 by $51 for the following ten-year period.

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

The quantitative impairment test involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on the average of the estimated fair values calculated using market values for comparable businesses and discounted cash flow projections. The Company uses an average of the two methods in estimating fair value because it believes they provide an equal probability of yielding an appropriate fair value for the reporting unit. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Under the first method of calculating estimated fair value, the Company obtains available information regarding multiples used in recent transactions, if any, involving transfers of controlling interests in the packaging industry. The Company also reviews publicly available trading multiples based on the enterprise value of companies in the packaging industry whose shares are publicly traded. The appropriate multiple is applied to the forecasted Adjusted EBITDA (a non-GAAP item defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) of the reporting unit to obtain an estimated fair value. Under the second method, fair value is calculated as the sum of the projected discounted

Crown Holdings, Inc.

cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include moderate to no growth unless there has recently been a material change in the business or a material change is forecasted. The discount rate used is based on the average weighted-average cost of capital of companies in the packaging industry, which information is available through various sources.

The terminal value at the end of five years is the product of forecasted Adjusted EBITDA at the end of the five year period and the trading multiple. The Company used an EBITDA multiple of 8.0 times in its 2015 which was consistent with 2014. The Company used a discount rate of 7.5% in its 2015 review which is an increase from the discount rate used in the 2014 review of 6.8% and is supported by the weighted average cost of capital of companies in the packaging industry.

The Company completed its annual review for 2015 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur. Based upon the Company’s qualitative and quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, the Company did not have any reporting unit at the end of 2015 whose fair value did not materially exceed its carrying value except for the European Aerosols and Specialty Packaging reporting unit discussed below.

As of December 31, 2015, the estimated fair value of the European Aerosols and Specialty Packaging reporting unit, using the methods and assumptions described above, was 23% higher than its carrying value, and the reporting unit had $100 of goodwill. The maximum potential effect of weighting the two valuation methods other than equally would have been to increase or decrease the estimated fair value by $10. Assuming all other factors remain the same, a $1 change in forecasted annual Adjusted EBITDA changes the excess of estimated fair value over carrying value by $11; a change of 0.5 in the assumed EBITDA multiple changes the excess of estimated fair value over carrying value by $5; and an increase in the discount rate from 7.5% to 8.5% changes the excess of estimated fair value over carrying value by $15. Under each of these scenarios, the reporting unit's fair value exceeded its carrying value. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $100 could be recorded.

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
Should the Company change its estimate of the amount of deferred tax assets that it would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease in tax expense in the period such a change in estimate was made. See Note V to the consolidated financial statements for additional information on the Company’s valuation allowances.

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, future rates of inflation, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $48 in 2015 and currently projects its 2016 pension expense to be $36, including $9 of settlement charges related to the Company's defined benefit plans, using foreign currency exchange rates in effect at December 31, 2015. The decrease is primarily due to a change in approach to measuring service and interest costs. For 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, the Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning

Crown Holdings, Inc.

the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of plan obligations nor the funded status of the plans. The Company has accounted for this change as a change in accounting estimate. The rate of return assumptions are reviewed at each measurement date based on the pension plans’ investment policies, current asset allocations and an analysis of the historical returns of the capital markets.

The U.S. plan’s assumed rate of return was 8.0 % in 2015 and is 8.0% in 2016. The U.K. plan’s assumed rate of return was 5.0% in 2015 and is 5.25% in 2016. The assumed rate of return for 2016 was calculated on a similar basis to 2015 as described in Note U to the consolidated financial statements. A 0.25% change in the expected rates of return would change 2016 pension expense by approximately $11.

Discount rates were selected using a method that matches projected payouts from the plans with zero-coupon AA bond yield curves in the respective currencies. The yield curves were constructed from the underlying bond price and yield data collected as of the plans’ measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the AA bond universe, apportioned into distinct maturity groups. These individual discount rates were then converted into a single equivalent discount rate. To assure that the resulting rates can be achieved by the plan, only bonds with sufficient capacity that satisfy certain criteria and are expected to remain available through the period of maturity of the plan benefits were used to develop the discount rate. A 0.25% change in the discount rates from those used at December 31, 2015 would change 2016 pension expense by approximately $4 and postretirement expense by approximately $1. A 0.25% change in the discount rates from those used at December 31, 2015 would have changed the pension benefit obligation by approximately $150 and the postretirement benefit obligation by $4 as of December 31, 2015. See Note U to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2015, the Company had pre-tax unrecognized net losses in other comprehensive income of $2,320 related to its pension plans and $47 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. For example, the unrecognized net loss in the Company’s pension plans included a current year loss of $229 due to actual asset returns lower than expected returns and a gain of $133 primarily due to higher discount rates at the end of 2015 compared to 2014. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2015 included charges of $105 for the amortization of unrecognized net losses, and the Company estimates charges of $102 in 2016. The unrecognized net losses in the pension plans as of December 31, 2015 primarily include $1,223 in the U.K. defined benefit plan, $955 in the U.S defined benefit plans and $127 in the Canadian defined benefit plans. Amortizable losses in the U.K. plan are being recognized over 21 years, representing the average expected life of inactive employees as over 90% of the plan participants are inactive and the fund is closed to new participants. Amortizable losses in the U.S. and Canadian plans are being recognized over either the average expected life of inactive employees or the remaining service life of active participants depending on the status of the individual plans. The weighted average amortization period for both the U.S. and Canadian plans is 16 years. An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2016 by $9. A decrease of 10% in the number of years would increase the estimated 2016 charge by $11.

Unrecognized net losses of $47 in the Company’s other postretirement benefit plans as of December 31, 2015, primarily include $50 in the U.S. plans, with the amortizable portion being recognized over the average remaining service life of active participants of 10 years. The Company’s other postretirement benefits expense for the year ended December 31, 2015 included a loss of $4 for the amortization of unrecognized net losses, and the Company estimates losses of $4 in 2016. An increase or decrease of 10% in the number of years used to amortize the unrecognized losses in each plan would impact the estimated charge for 2016 by less than $1.

RECENT ACCOUNTING GUIDANCE

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The guidance is effective for the Company beginning in the first quarter of 2018 with early adoption permitted beginning in the first quarter of 2017. The Company will adopt this standard on a modified retrospective basis and is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

Crown Holdings, Inc.

In July 2015, the FASB issued new guidance related to the subsequent measurement of inventory. Under existing guidance, inventory is measured at the lower of cost or market, where market is defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. The new guidance requires an entity to subsequently measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be effective for the Company on January 1, 2017 and early adoption is permitted. The guidance is not expected to have a material effect on the Company’s consolidated financial statements.

See Note A to the consolidated financial statements for information on recently adopted accounting guidance.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the discussions of the provision for asbestos under Note L and other contingencies under Note M to the consolidated financial statements included in this Annual Report and in discussions incorporated by reference into this Annual Report (including, but not limited to, those in “Compensation Discussion and Analysis” in the Company’s Proxy Statement), which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to (i) the Company’s plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness and other contractual obligations, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings, (vi) the Company’s policies with respect to executive compensation and (vii) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension and postretirement liabilities.

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

Crown Holdings, Inc.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's consolidated operations except for the operations of Empaque, which the Company acquired through a purchase business combination during the year ended December 31, 2015. Empaque represents approximately 6% of the Company's consolidated revenues for the year ended December 31, 2015 and 8% of the Company's consolidated total assets as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Crown Holdings, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes and debt issuance costs in 2015.
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
As described in Management's Report on Internal Control over Financial Reporting, management has excluded Empaque from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Empaque from our audit of internal control over financial reporting. Empaque is a wholly-owned subsidiary whose total assets and total revenues represent 8% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 29, 2016

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

For the Years Ended December 31	2015	2014	2013
Net sales	$8,762	$9,097	$8,656
Cost of products sold, excluding depreciation and amortization	7,116	7,525	7,180
Depreciation and amortization	237	190	134
Selling and administrative expense	390	398	425
Provision for asbestos	26	45	32
Restructuring and other	66	129	34
Income from operations	927	810	851
Loss from early extinguishments of debt	9	34	41
Interest expense	270	253	236
Interest income	(11)	(7)	(5)
Foreign exchange	20	14	3
Income before income taxes	639	516	576
Provision for income taxes	178	41	148
Net income	461	475	428
Net income attributable to noncontrolling interests	(68)	(88)	(104)
Net income attributable to Crown Holdings	$393	$387	$324

Earnings per common share attributable to Crown Holdings:
Basic	$2.85	$2.82	$2.32
Diluted	$2.82	$2.79	$2.30

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the Years Ended December 31	2015	2014	2013
Net income	$461	$475	$428
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(469)	(323)	(10)
Pension and other postretirement benefits	91	47	126
Derivatives qualifying as hedges	(15)	25	(17)
Total other comprehensive income / (loss)	(393)	(251)	99
Total comprehensive income	68	224	527
Net income attributable to noncontrolling interests	(68)	(88)	(104)
Translation adjustments attributable to noncontrolling interests	3	1	—
Derivatives qualifying as hedges attributable to noncontrolling interests	1	(2)	2
Comprehensive income attributable to Crown Holdings	$4	$135	$425

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2015	2014
Assets
Current assets
Cash and cash equivalents	$717	$965
Receivables, net	912	1,031
Inventories	1,213	1,324
Prepaid expenses and other current assets	207	251
Assets held for sale	—	48
Total current assets	3,049	3,619

Goodwill and intangible assets	3,580	2,926
Property, plant and equipment, net	2,699	2,437
Other non-current assets	692	661
Total	$10,020	$9,643

Liabilities and equity
Current liabilities
Short-term debt	$54	$75
Current maturities of long-term debt	209	175
Accounts payable and accrued liabilities	2,645	2,651
Liabilities related to assets held for sale	—	23
Total current liabilities	2,908	2,924

Long-term debt, excluding current maturities	5,255	4,944
Postretirement and pension liabilities	767	871
Other non-current liabilities	655	517
Commitments and contingent liabilities (Note M)

Equity

Noncontrolling interests	291	268

Preferred stock, authorized: 30,000,000; none issued (Note O)	—	—
Common stock, par value: $5.00; authorized: 500,000,000 shares; issued:
185,744,072 shares (Note O)	929	929
Additional paid-in capital	426	407
Accumulated earnings	2,175	1,782
Accumulated other comprehensive loss	(3,154)	(2,765)
Treasury stock at par value (2015 - 46,302,744 shares; 2014 - 46,743,601 shares)	(232)	(234)
Crown Holdings shareholders’ equity	144	119
Total equity	435	387
Total	$10,020	$9,643
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the Years Ended December 31	2015	2014	2013
Cash flows from operating activities
Net income	$461	$475	428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237	190	134
Restructuring and other	66	129	34
Provision for bad debts	4	—	41
Pension expense	48	56	75
Pension contributions	(79)	(81)	(84)
Stock-based compensation	27	22	21
Deferred income taxes	25	(83)	50
Changes in assets and liabilities:
Receivables	34	45	(51)
Inventories	60	(62)	(45)
Accounts payable and accrued liabilities	59	219	246
Other, net	14	2	36
Net cash provided by operating activities	956	912	885
Cash flows from investing activities
Capital expenditures	(354)	(328)	(275)
Acquisition of businesses, net of cash acquired	(1,207)	(733)	(16)
Proceeds from sale of businesses, net of cash sold	33	22	10
Proceeds from sale of property, plant and equipment	7	16	29
Net investment hedge settlements	(11)	—	—
Other	(16)	2	6
Net cash used for investing activities	(1,548)	(1,021)	(246)
Cash flows from financing activities
Proceeds from long-term debt	1,435	2,742	1,083
Payments of long-term debt	(900)	(1,752)	(1,022)
Net change in revolving credit facility and short-term debt	(7)	(319)	18
Debt issuance costs	(18)	(41)	(32)
Common stock issued	6	14	21
Common stock repurchased	(9)	(2)	(300)
Dividends paid to noncontrolling interests	(48)	(77)	(78)
Purchase of noncontrolling interests	—	(93)	(16)
Contribution from noncontrolling interests	5	—	—
Foreign exchange derivatives related to debt	(58)	(27)	20
Net cash provided by/(used for) financing activities	406	445	(306)
Effect of exchange rate changes on cash and cash equivalents	(62)	(60)	6
Net change in cash and cash equivalents	(248)	276	339
Cash and cash equivalents at January 1	965	689	350
Cash and cash equivalents at December 31	$717	$965	$689

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2013	$929	$668	$1,071	$(2,614)	$(214)	$(160)	$289	$129
Net income			324			324	104	428
Other comprehensive income / (loss)				101		101	(2)	99
Dividends paid to noncontrolling interests							(93)	(93)
Restricted stock awarded		(6)			6			—
Stock-based compensation		21				21		21
Common stock issued		16			5	21		21
Common stock repurchased		(265)			(35)	(300)	—	(300)
Purchase of noncontrolling interests		(3)				(3)	(13)	(16)
Balance at December 31, 2013	$929	$431	$1,395	$(2,513)	$(238)	$4	$285	$289
Net income			387			387	88	475
Other comprehensive income / (loss)				(252)		(252)	1	(251)
Dividends paid to noncontrolling interests							(62)	(62)
Stock-based compensation		22				22		22
Common stock issued		10			4	14		14
Common stock repurchased		(2)				(2)		(2)
Purchase of noncontrolling interests		(54)				(54)	(44)	(98)
Balance at December 31, 2014	$929	$407	$1,782	$(2,765)	$(234)	$119	$268	$387
Net income			393			393	68	461
Other comprehensive income / (loss)				(389)		(389)	(4)	(393)
Dividends paid to noncontrolling interests							(48)	(48)
Contribution from noncontrolling interests							4	4
Restricted stock awarded		(2)			2			—
Stock-based compensation		27				27		27
Common stock issued		5			1	6		6
Common stock repurchased		(8)			(1)	(9)		(9)
Purchase of noncontrolling interests		(3)				(3)	3	—
Balance at December 31, 2015	$929	$426	$2,175	$(3,154)	$(232)	$144	$291	$435
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

The Company manufactures and sells metal and glass packaging containers, metal closures, and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the U.S. and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”). If an entity is a VIE, the Company determines whether it is the primary beneficiary. If an entity is not a VIE, the Company consolidates those entities in which it has control, including certain subsidiaries that are not majority-owned. Certain of the Company’s agreements with noncontrolling interests contain provisions in which the Company would surrender certain decision-making rights upon a change in control of the Company. Accordingly, consolidation of these operations may no longer be appropriate subsequent to a change in control of the Company, as defined in the agreements. Investments in companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are carried at cost.

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

Stock-Based Compensation. Compensation expense is recognized over the vesting period on a straight-line basis using the grant date fair value of the award and the estimated number of awards that are expected to vest. The Company’s plans provide for stock awards which may include accelerated vesting upon retirement, disability, or death of eligible employees. The Company considers a stock-based award to be vested when the service period is no longer contingent on the employee providing future service. Accordingly, the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals, or over the period from the grant date to the date that retirement eligibility is achieved if less than the stated vesting period.

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

Definite-lived intangible assets are tested for impairment when facts and circumstances indicate the carrying value may not be recoverable from their undiscounted cash flows. If impaired, the assets are written down to fair value based on either discounted cash flows or appraised values.

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

The with-and-without approach is used to account for utilization of windfall tax benefits arising from the Company’s stock-based compensation plans and only the direct impact of awards is considered when calculating the amount of windfalls or shortfalls. Income tax-related interest and penalties are reported as income tax expense.

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

Crown Holdings, Inc.

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

Research and Development. Research, development and engineering costs of $39 in 2015 and 2014 and $36 in 2013were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

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

In September 2015, the FASB issued new guidance related to accounting for measurement-period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. The Company elected to early adopt this standard during the third quarter of 2015. The change did not materially impact the Company's financial statements in 2015.

In April 2015, the FASB issued new guidance related to the classification of debt issuance costs. The guidance requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the liability instead of a deferred charge. The Company elected to early adopt this standard. As of December 31, 2015, the Company reclassified debt issuance costs associated with long term debt from other assets to current maturities of long-term debt and long-term debt, excluding current maturities. Prior year amounts have been reclassified to conform to the current year classification resulting in adjustments of $2 to current maturities of long-term debt and of $63 to long-term debt, excluding current maturities. Debt issuance costs related to revolving credit arrangements remain classified in other non-current assets.

In December 2015, the FASB issued new guidance related to the classification of deferred tax assets and liabilities. The guidance requires that deferred tax assets and liabilities be classified as noncurrent in the balance sheet. In the fourth quarter of 2015, the Company elected to early adopt this standard. Prior period deferred tax asset and liability balances were not retrospectively adjusted.

Recently Issued Accounting Standards

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The guidance is effective for the Company beginning in the first quarter of 2018 with early adoption permitted beginning in the first quarter of 2017. The Company will adopt this standard on a modified retrospective basis and is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

Crown Holdings, Inc.

In July 2015, the FASB issued new guidance related to the subsequent measurement of inventory. Under existing guidance, inventory is measured at the lower of cost or market, where market is defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. The new guidance requires an entity to subsequently measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be effective for the Company on January 1, 2017 and early adoption is permitted. The guidance is not expected to have a material effect on the Company’s consolidated financial statements.

B. Acquisitions

Empaque

On February 18, 2015, the Company completed its acquisition of Empaque, a leading manufacturer of beverage packaging in Mexico, from Heineken N.V., for $1.2 billion. The following table summarizes the consideration transferred to acquire Empaque and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred
Cash	$1,207
Total consideration	$1,207

Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables, net	$106
Inventories	56
Intangible assets	443
Property, plant and equipment, net	300
Accounts payable and accrued liabilities	(89)
Other non-current liabilities	(227)
Total identifiable net assets	$589

Goodwill	$618

The acquired goodwill was assigned to the Company's Americas Beverage segment and is not expected to be deductible for tax purposes.
The acquired property, plant and equipment will be depreciated on a straight-line basis over the estimated remaining useful lives of the equipment in accordance with the Company's existing policies and procedures.
Intangible assets include $254 of customer relationships that will be amortized over 18 years and $189 for long-term supply contracts that will be amortized over 15 years.
The Company expects to finalize its purchase accounting in the first quarter of 2016. The primary items that are not yet finalized include income taxes and contingencies.
Empaque's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on February 18, 2015. Empaque contributed sales of $560 and net income attributable to Crown Holdings of $52 for the period from the completion of the acquisition through December 31, 2015.

Mivisa

On April 23, 2014 , the Company completed its acquisition of Mivisa Envases, S.A.U. (“Mivisa”) for $733, net of $28 in cash acquired, plus $977 of debt assumed. Mivisa, based in Murcia, Spain, primarily serves the vegetable, fruit, fish and meat markets and is the largest food can producer in both the Iberian Peninsula and Morocco. In conjunction with the acquisition the Company acquired intangible assets which included $14 of acquired trademarks that were fully amortized in 2014 and $281 of customer relationships that will be amortized over 13 years, and assigned goodwill of $938 to the European Food segment.

Crown Holdings, Inc.

Pro-forma data
The following unaudited supplemental pro-forma data presents consolidated information as if the Empaque acquisition had been completed on January 1, 2014 and the Mivisa acquisition had been completed on January 1, 2013. These amounts were calculated after conversion to US GAAP, applying the Company's accounting policies and adjusting Empaque's and Mivisa's results to reflect the additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment, inventory and intangible assets had been applied from the assumed completion dates. These adjustments also reflect interest expense incurred on the debt to finance the acquisition and related transaction costs.

	Pro-forma data for the year ended December 31,
	2015	2014	2013
Net sales	$8,837	$9,955	$9,380
Net income attributable to Crown Holdings	415	426	338

The unaudited supplemental pro-forma financial information is based on the Company's preliminary assignment of purchase price for Empaque and therefore subject to adjustment upon finalization. Pro-forma results excludes the potential realization of cost savings relating to integration of the companies and the impact of divestitures required to obtain regulatory approval for the Mivisa acqusition. Further, the pro-forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on the assumed completion dates, nor are they indicative of future results.

C. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income for the years ended December 31, 2015 and 2014.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at December 31, 2013	$(1,828)	$(658)	$(27)	$(2,513)
Other comprehensive income (loss) before reclassifications	(9)	(322)	6	(325)
Amounts reclassified from accumulated other comprehensive income	56	—	17	73
Other comprehensive income (loss)	47	(322)	23	(252)
Balance at December 31, 2014	(1,781)	(980)	(4)	(2,765)
Other comprehensive income (loss) before reclassifications	46	(466)	(33)	(453)
Amounts reclassified from accumulated other comprehensive income	45	—	19	64
Other comprehensive income (loss)	91	(466)	(14)	(389)
Balance at December 31, 2015	$(1,690)	$(1,446)	$(18)	$(3,154)

Crown Holdings, Inc.

The following table provides information about the amounts reclassified out of accumulated other comprehensive income in 2015 and 2014.

Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income		Affected line item in the Statement of Operations
	2015	2014
Gains and losses on cash flow hedges
Commodities	$23	$21	Cost of products sold
	23	21	Total before tax
	(5)	(6)	Provision for income taxes
	18	15	Net of tax

Foreign exchange	2	(2)	Net sales
	(1)	4	Cost of products sold
	1	2	Total before tax
	—	—	Provision for income taxes
	1	2	Net of tax

Total gains and losses on cash flow hedges	$19	$17

Amortization of defined benefit plan items
Actuarial losses	$109	$119	(a)
Prior service credit	(50)	(49)	(a)
	59	70	Total before tax
	(14)	(14)	Provision for income taxes
Total amortization of defined benefit plan items	$45	$56	Net of tax

Total reclassifications	$64	$73	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net period pension and postretirement cost. See Note U for further details.

D. Receivables

	2015	2014
Accounts receivable	$827	$940
Less: allowance for doubtful accounts	(83)	(88)
Net trade receivables	744	852
Miscellaneous receivables	168	179
	$912	$1,031

The Company uses receivables securitization and factoring facilities in the normal course of business as part of managing its cash flows. The Company accounts for transfers under its securitization facilities as sales because the Company sells full title and ownership in the underlying receivables and has met the criteria for control of the receivables to be considered transferred.
The Company accounts for its factoring arrangements as either sales or secured borrowing based on whether it has transferred control over the factored receivables. The Company’s continuing involvement in factored receivables accounted for as sales is limited to servicing the receivables. The Company receives adequate compensation for servicing the receivables and no servicing asset or liability is recorded.

Crown Holdings, Inc.

At December 31, amounts securitized or factored were as follows:

	2015	2014
Accounted for as secured borrowings	$10	$19
Accounted for as sales	716	615

Certain of the Company’s securitization facilities include a deferred purchase price component. As consideration for the sale of its receivables, the Company receives a cash payment and a new asset, the deferred purchase price receivable from the purchaser, which will be paid to the Company as payments on the receivables are collected from the account debtors. As the criteria for sale accounting have been met, the Company derecognizes the entire amount of receivables sold from its balance sheet and recognizes an asset at fair value for the deferred purchase price receivable as well as the cash received. As the deferred purchase price is not a trade receivable, it is reported in prepaid expenses and other current assets in the Company’s balance sheet. As receipt of the deferred purchase price coincides with collections of the underlying receivables, the collection period is short in duration. As of December 31, 2015 and 2014, the amount of deferred purchase price included in prepaid expenses and other current assets was $105 and $76. The net change in the deferred purchase price receivable is reflected in the receivables line item in the Company’s Consolidated Statement of Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk.
In 2015, 2014 and 2013, the Company recorded expenses related to securitization and factoring facilities of $12, $12 and $10 as interest expense.

E. Inventories

	2015	2014
Raw materials and supplies	$599	$684
Work in process	129	134
Finished goods	485	506
	$1,213	$1,324

F. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2015 and 2014 were as follows:

	Americas Beverage	North America Food	European Beverage	European Food	Non-reportable segments	Total
Balance at December 31, 2013	$424	$158	$680	$596	$158	$2,016
Foreign currency translation	(4)	(6)	(57)	(180)	(12)	(259)
Goodwill acquired	—	—	—	934	—	934
Disposals	—	—	—	(3)	(17)	(20)
Balance at December 31, 2014	420	152	623	1,347	129	2,671
Foreign currency translation	(94)	(11)	(51)	(133)	(4)	(293)
Goodwill acquired	618	—	—	7	—	625
Transfers	—	—	—	20	(20)	—
Balance at December 31, 2015	$944	$141	$572	$1,241	$105	$3,003

In 2015 and 2014, goodwill acquired relates to the acquisitions of Empaque and Mivisa, respectively, as discussed in Note B. In 2014, disposals primarily relate to the divestment of certain operations in the Company's European Specialty Packaging business.

The carrying amount of goodwill at December 31, 2015, 2014 and 2013 is net of the following accumulated impairments:

	Americas Beverage	North America Food	European Beverage	European Food	Non-reportable Segments	Total
Accumulated impairments	$29	$—	$73	$724	$150	$976

Crown Holdings, Inc.

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class at December 31 are as follows:

	2015			2014
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$410	$(46)	$364	$271	$(18)	$253
Trademarks	11	(11)	—	12	(12)	—
Long term supply contacts	221	(10)	211	—	—	—
	$642	$(67)	$575	$283	$(30)	$253

The table above excludes other intangible assets with a net balance of $2 at December 31, 2015 and December 31, 2014.

Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $40, $31 and $3.

Annual amortization expense for each of the five years subsequent to 2015 is estimated to be $44.

G. Property, Plant and Equipment

	2015	2014
Buildings and improvements	$1,009	$1,016
Machinery and equipment	4,667	4,704
Land and improvements	180	154
Construction in progress	229	158
	6,085	6,032
Less: accumulated depreciation and amortization	(3,386)	(3,595)
	$2,699	$2,437

H. Other Non-Current Assets

	2015	2014
Deferred taxes	$596	$565
Debt issuance costs	11	16
Investments	5	5
Other	80	75
	$692	$661

I. Accounts Payable and Accrued Liabilities

	2015	2014
Trade accounts payable	$1,838	$1,881
Salaries, wages and other employee benefits, including pension and postretirement	190	169
Accrued taxes, other than on income	109	108
Restructuring	32	44
Accrued interest	62	64
Fair value of derivatives	47	45
Asbestos liabilities	30	30
Income taxes payable	40	24
Deferred taxes	—	11
Other	297	275
	$2,645	$2,651

Crown Holdings, Inc.

J. Other Non-Current Liabilities

	2015	2014
Asbestos liabilities	$241	$245
Postemployment benefits	31	29
Income taxes payable	21	17
Deferred taxes	223	96
Environmental	13	12
Other	126	118
	$655	$517

Income taxes payable includes uncertain tax positions as discussed in Note V.

K. Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain of the leases contain renewal or purchase options, but the leases do not contain significant contingent rental payments, escalation clauses, rent holidays, rent concessions or leasehold improvement incentives. Under long-term operating leases, minimum annual rentals are $47 in 2016, $33 in 2017, $19 in 2018, $10 in 2019, $7 in 2020 and $46 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $6 due under non-cancelable subleases. Rental expense (net of sublease rental income) was $53, $60 and $65 in 2015, 2014 and 2013. The Company did not have any significant capital leases at December 31, 2015.

L.	Asbestos-Related Liabilities

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

In recent years, the states of Alabama, Arizona, Arkansas, Florida, Georgia, Idaho, Indiana, Kansas, Michigan, Mississippi, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Utah, Wisconsin and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Arkansas, Georgia, South Carolina, South Dakota and Wyoming, pending claims at the time of enactment, caps asbestos-related liabilities at the fair market value of the predecessor's total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor's assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

In October 2010, the Texas Supreme Court reversed a lower court decision, Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas, which had upheld the dismissal of an asbestos-related case against Crown Cork. The Texas Supreme Court held that the Texas legislation was unconstitutional under the Texas Constitution when applied to asbestos-related claims pending against Crown Cork when the legislation was enacted in June of 2003. The Company believes that the decision of the Texas Supreme Court is limited to retroactive application of the Texas legislation to asbestos-related cases that were pending against Crown Cork in Texas on June 11, 2003 and therefore, in its accrual, continues to assign no value to claims filed after June 11, 2003.

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

The Company's approximate claims activity for the years ended 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Beginning claims	54,000	53,000	51,000
New claims	2,500	3,000	4,000
Settlements or dismissals	(2,000)	(2,000)	(2,000)
Ending claims	54,500	54,000	53,000

The Company's cash payments during the years ended 2015, 2014, and 2013 were as follows:

	2015	2014	2013
Asbestos-related payments	$30	$30	$28
Settled claims payments (included in asbestos-related payments above)	22	21	21

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2015 and December 31, 2014, the Company's outstanding claims are:

	2015	2014
Claimants alleging first exposure after 1964	16,000	16,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	2,000	2,000
Other states that have enacted asbestos legislation	6,000	6,000
Other states	17,500	17,000
Total claims outstanding	54,500	54,000

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

Crown Holdings, Inc.

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) are as follows:

	2015	2014	2013
Total claims	22%	22%	21%
Pre-1964 claims in states without asbestos legislation	41%	41%	39%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2015.

As of December 31, 2015, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $271, including $231 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2025. The Company’s accrual excludes potential costs for claims beyond 2025 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

Approximately 82% of the claims outstanding at the end of 2015 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 17% were filed by plaintiffs who claim damages of less than $5; approximately 1% were filed by plaintiffs who claim damages from $5 to less than $100 (73% of whom claim damages less than $25) and 3 were filed by plaintiffs who claim damages in excess of $100.

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

M.	Commitments and Contingent Liabilities

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

Crown Holdings, Inc.

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

The Company and its subsidiaries are also subject to various other lawsuits and claims with respect to labor, environmental, securities, vendor and other matters arising out of the Company’s normal course of business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that the ultimate liabilities resulting from such lawsuits and claims will not materially affect the Company’s consolidated earnings, financial position or cash flow.The Company has various commitments to purchase materials, supplies and utilities as part of the ordinary conduct of business.

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

At December 31, 2015, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $8. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 2015, the Company also had guarantees of $26 related to the residual values of leased assets.

N.	Restructuring and Other

The Company recorded restructuring and other charges as follows:

	2015	2014	2013
Asset impairments and sales	$22	$70	$(12)
Restructuring	23	21	46
Transaction costs	15	17	—
Other costs	6	21	—
	$66	$129	$34

In 2015, asset impairments and sales and restructuring primarily related to the closure of two plants in the Company's North America Food segment and two plants in its European Food segment. Transaction costs related to the acquisition of Empaque.

In 2014, asset impairments and sales included charges of $44 related to the divestment of certain operations in connection with the Company's acquisition of Mivisa and $24 related to the divestment of certain operations in the Company's European Specialty Packaging business. Transaction costs were incurred in connection with the acquisitions of Mivisa and Empaque. Other costs primarily included incremental costs associated with the temporary relocation of production due to a labor dispute in the Company's Americas Beverage segment.

In 2013, asset impairments and sales included a gain of $9 related to the sale of land and a building in Belgium and restructuring primarily related to cost-reduction initiatives in the Company's European Food, Aerosol and Specialty Packaging businesses.

Crown Holdings, Inc.

Restructuring charges by segment were as follows:

	2015	2014	2013
North America Food	$2	$10	$5
European Food	19	8	14
European Beverage	—	—	2
Asia Pacific	—	—	1
Non-reportable segments	—	3	16
Corporate	2	—	8
	$23	$21	$46

Restructuring charges by type were as follows:

	2015	2014	2013
Termination benefits	$20	$8	$35
Other exit costs	3	13	11
	$23	$21	$46

2015 European Division Actions

In 2015, the Company recorded charges of $13 to write down the carrying value of fixed assets and $17 for termination benefits related to the announced closure of two facilities in the Company's European Food segment following completion of consultation processes with employee representatives. The closures are expected to reduce costs by eliminating excess capacity and consolidating manufacturing processes.

This action is expected to result in the reduction of approximately 280 employees when completed in 2017. The Company expects to incur $12 of future charges related to this action.

The table below summarizes the restructuring accrual balances and utilization by cost type for this action.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2015	$—	$—	$—
Provisions	17	—	17
Balance at December 31, 2015	$17	$—	$17

Other Actions

At December 31, 2015, the Company had an additional restructuring accrual of $12, primarily related to past actions to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. The Company expects to pay the liability through 2024 as certain employees have elected to receive payments as a fixed monthly sum over future years. The Company continues to review its supply and demand profile and long-term plans in Europe and it is possible that the Company may record additional restructuring charges in the future.

O.	Capital Stock

A summary of common share activity for the years ended December 31 follows (in shares):

	2015	2014	2013
Common shares outstanding at January 1	139,000,471	138,207,889	143,136,473
Shares repurchased	(165,138)	(36,702)	(6,925,789)
Shares issued upon exercise of employee stock options	207,890	744,431	855,061
Restricted stock issued to employees, net of forfeitures	375,575	60,933	1,115,484
Shares issued to non-employee directors	22,500	23,920	26,660
Common shares outstanding at December 31	139,441,298	139,000,471	138,207,889

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

P. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals, generally based on market conditions, as determined by the Plan Committee designated by the Company’s Board of Directors. There have been no awards of SARs. At December 31, 2015, there were 4.6 million authorized shares available for future awards.

Stock Options

At December 31, 2015 and 2014 there were 721,690 and 944,622 options outstanding with weighted average exercise prices of $25.32 and $24.98. There were no stock options granted in 2015, 2014 or 2013. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $5, $12 and $17.

At December 31, 2015 options outstanding had an aggregate intrinsic value of $18 and a weighted-average remaining contractual term of 1.3 years. At December 31, 2015, there was approximately $1 of unrecognized compensation expense.

Restricted and Deferred Stock

Annually, the Company awards shares of restricted stock to certain senior executives in the form of time-vested restricted stock and performance-based shares. The time-vested restricted stock vests ratably over three years. The performance-based shares cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded and will be settled in shares of common stock. The market performance criteria is the Company’s Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies. Participants who terminate employment because of retirement, disability or death receive accelerated vesting of their time-vested awards to the date of termination. However, restrictions will lapse on performance-based awards, if at all, on the original vesting date.

The Company also issues shares of time-vesting restricted stock and deferred stock to U.S. and non-U.S. employees which vest ratably up to four years commencing one year after the grant date.

A summary of restricted and deferred stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2015	1,960,357
Awarded:
Time-vesting	270,330
Performance-based	201,092
Released:
Time-vesting	(373,741)
Performance-based shares	(155,180)
Forfeitures:
Time-vesting	(63,575)
Performance-based	(61,008)
Non-vested shares outstanding at December 31, 2015	1,778,275

Crown Holdings, Inc.

The average grant-date fair value of restricted stock awarded in 2015, 2014 and 2013 follows:

	2015	2014	2013
Time-vested	$53.17	$45.62	$43.19
Performance-based	49.50	48.31	36.75
Deferred stock	55.19	49.49	43.79

The fair values of the performance-based shares awarded were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2015	2014	2013
Risk-free interest rate	1.1%	0.8%	0.3%
Expected term (years)	3	3	3
Expected stock price volatility	17.4%	21.5%	22.4%

At December 31, 2015, unrecognized compensation cost related to outstanding restricted and deferred stock was $39. The weighted average period over which the expense is expected to be recognized is 2.3 years. The aggregate market value of the shares released and issued on the vesting dates was $28 in 2015.

The Company maintains a Stock-Based Compensation Plan for Non-Employee Directors. Under the plan a portion of the non-employee directors' quarterly compensation is provided in the form of restricted stock. During 2015, $1 of stock-based compensation was recognized under this plan.

Q.	Debt

	2015		2014
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$54	$54	$75	$75

Long-term debt
Senior secured borrowings:
Revolving credit facilities	$—	$—	$—	$—
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2018	831	821	800	787
Euro at EURIBOR plus 1.75% due 2018[1]	723	714	847	834
Farm credit facility at LIBOR plus 2.00% due 2019	355	350	358	351
Senior notes and debentures:
U.S. dollar at 6.25% due 2021	700	694	700	693
€650 at 4.0% due 2022	706	697	786	775
U. S. dollar at 4.50% due 2023	1,000	989	1,000	988
€600 at 3.375% due 2025	652	642	—	—
U.S. dollar at 7.375% due 2026	350	346	350	346
U.S. dollar at 7.50% due 2096	45	45	64	64
Other indebtedness in various currencies
Fixed rate with rates in 2015 from 1.0% to 8.5% due through 2036	146	146	211	211
Variable rate with average rates in 2015 from 3.4% to 5.1% due through 2021	20	20	70	70
Total long-term debt	5,528	5,464	5,186	5,119
Less: current maturities	(211)	(209)	(177)	(175)
Total long-term debt, less current maturities	$5,317	$5,255	$5,009	$4,944

(1) €665 and €700 at December 31, 2015 and 2014, respectively.

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $5,540 at December 31, 2015 and $5,346 at December 31, 2014.

Crown Holdings, Inc.

The revolving credit facilities include provisions for letters of credit up to $210 that reduce the amount of borrowing capacity otherwise available. At December 31, 2015, the Company’s available borrowing capacity under the credit facilities was $1,157, equal to the facilities’ aggregate capacity of $1,200 less $43 of outstanding letters of credit. The interest rate on the facilities can vary from LIBOR or EURIBOR plus a margin of 1.50% up to 2.00% based on the Company's total net leverage ratio. The revolving credit facilities and term loans contain financial covenants including an interest coverage ratio and a total net leverage ratio.

The weighted average interest rates were as follows:

	2015	2014	2013
Short-term debt	3.0%	2.7%	1.9%
Revolving credit facilities	4.4%	4.4%	3.6%

Aggregate maturities of long-term debt for the five years subsequent to 2015, excluding unamortized discounts and debt issuance costs, are $211, $282, $1,180, $366 and $18. Cash payments for interest during 2015, 2014 and 2013 were $249, $231 and $199.

In February 2016, the Company amended its credit agreement to provide for an additional $300 of term loan borrowings, the proceeds of which, along with borrowings under the revolving credit facilities and cash on hand were used to redeem the Company's $700 6.25% senior notes due 2021. In connection with redemption of the repurchase and redemption of the 2021 notes, the Company expects to record a loss from early extinguishment of debt of approximately $28 million.

2015 Activity

In February 2015, to fund the acquisition of Empaque as described in Note B, the Company borrowed an additional $75 under its U.S. dollar term loan facility due in December 2018 and $675 under a U.S. dollar term loan facility due in February 2022.

In May 2015, the Company issued €600 ($652 at December 31, 2015) principal amount of 3.375% senior unsecured notes due 2025. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used these proceeds to repay the U.S. dollar term loan facility due in February 2022. In connection with the repayment of the term loan facility, the Company recorded a loss from early extinguishment of debt of $9 for the write off of deferred financing fees.

2014 Activity
In April 2014, to fund the acquisition of Mivisa as described in Note B, repay certain of Mivisa's existing debt and pay transaction costs, the Company borrowed $580 under its U.S. dollar term loan facility, €590 ($641 at December 31, 2015) under its euro term loan facility and $362 under a farm credit facility.
In July 2014, the Company issued €650 ($706 at December 31, 2015) principal amount of 4% senior unsecured notes due 2022. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used a portion of the proceeds to redeem all of its outstanding senior notes due 2018. In connection with the repurchase and redemption of the 2018 notes, the Company recorded a loss from early extinguishment of debt of approximately $34 including $28 for premiums paid and $6 for the write off of deferred financing fees.

R. Derivative and Other Financial Instruments

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

Crown Holdings, Inc.

The Company applies a market approach to value its commodity price hedge contracts. Prices from observable markets are used to develop the fair value of these financial instruments and they are reported under Level 2. The Company uses an income approach to value its foreign exchange forward contracts. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows under the terms of the contracts using market information as of the reporting date, such as foreign exchange spot and forward rates, and are reported under Level 2 of the fair value hierarchy.

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

For derivative financial instruments accounted for in hedging relationships, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the manner in which effectiveness will be assessed. The Company formally assesses, both at inception and at least quarterly thereafter, whether the hedging relationships are effective in offsetting changes in fair value or cash flows of the related underlying exposures. When a hedge no longer qualifies for hedge accounting, the change in fair value from the date of the last effectiveness test is recognized in earnings. Any gain or loss which has accumulated in other comprehensive income at the date of the last effectiveness test is reclassified into earnings at the same time of the underlying exposure.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2015 mature between one and thirty-four months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
Derivatives in cash flow hedges	2015	2014	2015	2014

Foreign exchange	$(1)	$4	$(1)	$(2)	(1)
Commodities	(32)	2	(18)	(15)	(2)
Total	$(33)	$6	$(19)	$(17)

(1) In 2015, a gain of $1 was recognized in cost of products sold and a loss of $2 was recognized in net sales. In 2014, a loss of $4 was recognized in cost of products sold and a gain of $2 was recognized in net sales.

(2) In 2015, a loss of $23, including a gain of $2 ($1 net of tax) related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices, was recognized in cost of products sold and a tax benefit of $5 was recognized in income tax expense. In 2014, a loss of $21, including a loss of $1 related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices, was recognized in cost of products sold and a tax benefit of $6 was recognized in income tax expense.

For the twelve-month period ending December 31, 2016, a net loss of $18 ($14, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the twelve months ended December 31, 2015 and 2014 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the twelve months ended December 31, 2015.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated or did not qualify for hedge accounting; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes from re-measurement of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments.

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of $1 for the twelve months ended December 31, 2015 and a loss of $7 for the twelve months ended December 31, 2014. The impact on earnings from foreign exchange contracts not designated as hedges was a loss of $29 for the twelve months ended December 31, 2015 and a loss of $53 for the same period in 2014. These adjustments were reported within translation and foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

During the twelve months ended December 31, 2015, certain commodity hedges did not meet the criteria for hedge accounting and therefore the change in their fair value during the quarter was recognized in earnings. For the twelve months ended December 31, 2015, the Company recognized a loss of $2 ($1, net of tax) related to these ineffective hedges.

Net Investment Hedges

During the twelve months ended December 31, 2015, the Company recorded a gain of $13 ($10, net of tax) in accumulated other comprehensive income related to certain debt instruments that are designated as hedges of the Company's net investment in a euro-based subsidiary.

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis.

Derivative assets	Balance Sheet classification	Fair Value hierarchy	December 31, 2015	December 31, 2014
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$32	$20
Commodities	Other current assets	2	5	2
Commodities	Other non-current assets	2	2
Derivatives not designated as hedges:
Commodities	Other current assets	2	3
	Total		$42	$22

Derivative liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$14	$20
Commodities	Accounts payable and accrued liabilities	2	26	10
Commodities	Other non-current liabilities	2	5
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	2	15
Commodities	Accounts payable and accrued liabilities	2	5
	Total		$52	$45

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at December 31, 2015
Derivative assets	$42	$9	$33
Derivative liabilities	52	9	43

Balance at December 31, 2014
Derivative assets	$22	$4	$18
Derivative liabilities	45	4	41

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets are:

Crown Holdings, Inc.

	December 31, 2015	December 31, 2014
Derivatives in cash flow hedges:
Foreign exchange	$922	$678
Commodities	324	213
Derivatives in fair value hedges:
Foreign exchange	125	85
Derivatives not designated as hedges:
Foreign exchange	674	603
Commodities	57	—

S.	Noncontrolling interests

Changes in noncontrolling interests that do not result in a change of control, and where there is a difference between fair value and carrying value, are required to be accounted for as equity transactions. The effect on net income attributable to the Company had the purchases of noncontrolling interests been recorded through net income follows:

	2015	2014	2013
Net income attributable to Crown Holdings	$393	$387	$324
Transfers to noncontrolling interests – decrease in paid-in-capital for purchase of noncontrolling interests	(3)	(54)	(3)
Net income attributable to Crown Holdings after transfers to noncontrolling interests	$390	$333	$321

In 2014, the Company paid an aggregate of $93 to purchase the ownership interests of its partner in certain non-wholly owned subsidiaries in the Middle East.

T.	Earnings Per Share

The following table summarizes basic and diluted earnings per share (EPS). Basic EPS excludes all potentially dilutive securities and is computed by dividing net income attributable to Crown Holdings by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of stock options and restricted stock as calculated under the treasury stock method.

	2015	2014	2013
Net income attributable to Crown Holdings	$393	$387	$324
Weighted average shares outstanding:
Basic	137.94	137.23	139.45
Add: dilutive stock options and restricted stock	1.20	1.31	1.20
Diluted	139.14	138.54	140.65
Basic EPS	$2.85	$2.82	$2.32
Diluted EPS	$2.82	$2.79	$2.30

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive	0.1	0.1	0.1

For purposes of calculating assumed proceeds under the treasury stock method when determining the diluted weighted average shares outstanding, the Company excludes the impact of windfall tax benefits unless the deduction reduces cash taxes payable.

U.	Pension and Other Postretirement Benefits

Pensions. The Company sponsors various pension plans covering certain U.S. and non-U.S. employees, and participates in certain multi-employer pension plans. The benefits under the Company plans are based primarily on years of service and either the employees’ remuneration near retirement or a fixed dollar multiple.

Crown Holdings, Inc.

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S. Plans	2015	2014	2013
Service cost	$14	$13	$15
Interest cost	63	66	62
Expected return on plan assets	(100)	(104)	(99)
Amortization of actuarial loss	50	41	55
Amortization of prior service cost	—	—	1
Net periodic cost	$27	$16	$34

Non-U.S. Plans	2015	2014	2013
Service cost	$24	$23	$24
Interest cost	127	154	138
Expected return on plan assets	(172)	(194)	(176)
Settlements	—	—	(2)
Amortization of actuarial loss	55	73	71
Amortization of prior service credit	(13)	(16)	(14)
Net periodic cost	$21	$40	$41

Additional pension expense of $5 was recognized in each of 2015, 2014 and 2013 for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company's U.S. and non-U.S. plans is as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Projected Benefit Obligations
Benefit obligations at January 1	$1,601	$1,454	$3,750	$3,651
Service cost	14	13	24	23
Interest cost	63	66	127	154
Plan participants’ contributions	—	—	3	4
Amendments	—	3	—	(3)
Settlements	(5)	—	—	(17)
Actuarial (gain) / loss	(69)	170	(62)	384
Acquisitions	—	—	102	—
Benefits paid	(103)	(105)	(190)	(191)
Foreign currency translation	—	—	(241)	(255)
Benefit obligations at December 31	$1,501	$1,601	$3,513	$3,750
Plan Assets
Fair value of plan assets at January 1	$1,300	$1,349	$3,410	$3,135
Actual return on plan assets	(9)	54	48	623
Employer contributions	7	2	72	80
Plan participants’ contributions	—	—	3	4
Settlements	(5)	—	—	(17)
Acquisitions	—	—	40	—
Benefits paid	(103)	(105)	(190)	(191)
Foreign currency translation	—	—	(214)	(224)
Fair value of plan assets at December 31	$1,190	$1,300	$3,169	$3,410

Funded Status	$(311)	$(301)	$(344)	$(340)

Accumulated benefit obligations at December 31	$1,463	$1,557	$3,407	$3,630

Crown Holdings, Inc.

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows:

U.S. Plans	2015	2014
Projected benefit obligations	$1,501	$1,601
Accumulated benefit obligations	1,463	1,557
Fair value of plan assets	1,190	1,300

Non-U.S. Plans	2015	2014
Projected benefit obligations	$3,366	$3,444
Accumulated benefit obligations	3,261	3,350
Fair value of plan assets	3,015	3,116

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

The strategic ranges for asset allocation in the U.S. plan are as follows:

U.S. equities	30%	to	40%
International equities	10%	to	15%
Fixed income	13%	to	23%
Balanced funds	15%	to	25%
Real estate	5%	to	10%
Private equity	5%	to	10%

The Company’s investment strategy in its U.K. plan, the largest non-U.S. plan, is designed to achieve a funding level of 100% within the next 11 years by targeting an expected return of 2.0% annually in excess of the expected growth in the liabilities. The Company seeks to achieve this return with a risk level commensurate with a 5% chance of the funding level falling between 4% and 8% in any one year. The strategic ranges for asset allocation in the U.K. plan are as follows:

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
Equity securities are valued at the latest quoted prices taken from the primary exchange on which the security trades. Mutual funds are valued at the net asset value (NAV) of shares held at year-end. Fixed income securities, including government issued debt, corporate debt and asset-backed and structured debt securities are valued using market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other reference data including market research publications. Derivatives, which consist mainly of interest rate swaps, are valued using a discounted cash flow pricing model based on observable market data. Investment funds, hedge funds and private equity funds are valued at the NAV at year-end. The values assigned to private equity funds are based upon assessments of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information,

Crown Holdings, Inc.

including comparable transactions, and performance multiples among other factors. Real estate investments are based on third party appraisals.
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
The levels assigned to the defined benefit plan assets as of December 31, 2015 and 2014 are summarized in the tables below:

	2015
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$40	$132	$172
U.S. large cap equity	62	7	69
U.S. mid/small cap equity	231	18	249
Mutual funds – global equity	164	2	166
Mutual funds – U.S. equity	194	—	194
Mutual funds – fixed income	134	—	134
	825	159	984
Level 2
Government issued debt securities	43	381	424
Corporate debt securities	71	86	157
Asset backed securities	15	4	19
Structured debt	—	697	697
Insurance contracts	—	17	17
Derivatives	—	84	84
Investment funds – fixed income	71	585	656
Investment funds – global equity	25	336	361
Investment funds – emerging markets	21	46	67
	246	2,236	2,482
Level 3
Investment funds – real estate	74	97	171
Hedge funds	2	411	413
Private equity	26	255	281
Real estate – direct	16	4	20
	118	767	885
Total	$1,189	$3,162	$4,351

Crown Holdings, Inc.

	2014
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$66	$67	$133
Global large cap equity	—	38	38
U.S. large cap equity	187	26	213
U.S. mid/small cap equity	251	19	270
Mutual funds – global equity	174	—	174
Mutual funds – U.S. equity	83	—	83
Mutual funds – fixed income	145	—	145
	906	150	1,056
Level 2
Government issued debt securities	35	553	588
Corporate debt securities	81	75	156
Asset backed securities	17	8	25
Structured debt	—	722	722
Insurance contracts	—	12	12
Derivatives	—	195	195
Investment funds – fixed income	60	527	587
Investment funds – global equity	24	377	401
Investment funds – emerging markets	29	112	141
	246	2,581	2,827
Level 3
Investment funds – real estate	57	108	165
Hedge funds	42	260	302
Private equity	30	303	333
Real estate – direct	17	4	21
	146	675	821
Total	$1,298	$3,406	$4,704

Accrued income excluded from the tables above is as follows:

	2015	2014
U.S. plan assets	$1	$2
Non-U.S. plan assets	7	4
Plan assets include $171 of the Company’s common stock at December 31, 2015 and 2014.
The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge funds	Private equity	Real estate	Total
Balance at January 1, 2014	$225	$335	$157	$717
Foreign currency translation	(9)	(18)	(6)	(33)
Asset returns – assets held at reporting date	25	62	25	112
Asset returns – assets sold during the period	—	(5)	(4)	(9)
Purchases, sales and settlements, net	61	(41)	14	34
Balance at December 31, 2014	302	333	186	821
Foreign currency translation	(14)	(16)	(8)	(38)
Asset returns – assets held at reporting date	(5)	(17)	5	(17)
Asset returns – assets sold during the period	17	54	10	81
Purchases, sales and settlements, net	113	(73)	(2)	38
Balance at December 31, 2015	$413	$281	$191	$885

Crown Holdings, Inc.

Pension assets and liabilities included in the Consolidated Balance Sheets are:

	2015	2014
Non-current assets	$8	$13
Current liabilities	39	12
Non-current liabilities	629	641

The Company’s current liability at December 31, 2015, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2016 employer contributions are $112 for the Company’s pension plans.

Changes in the net loss and prior service credit for the Company’s pension plans were:

	2015		2014		2013
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$2,423	$(71)	$2,466	$(94)	$2,619	$(102)
Reclassification to net periodic benefit cost	(105)	13	(120)	16	(130)	13
Current year loss/(gain)	95	—	174	—	(47)	(1)
Amendments	—	—	—	3	—	—
Foreign currency translation	(93)	4	(97)	4	24	(4)
Balance at December 31	$2,320	$(54)	$2,423	$(71)	$2,466	$(94)
The estimated portions of the net losses and net prior service that are expected to be recognized as components of net periodic benefit cost / (credit) in 2016 are $102 and $(13).

Expected future benefit payments as of December 31, 2015 are:

	U.S. plans	Non-U.S. plans
2016	$138	$179
2017	105	178
2018	102	182
2019	114	185
2020	104	188
2021 - 2025	490	961
The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 are:

U.S. Plans	2015	2014	2013
Discount rate	4.4%	4.0%	4.8%
Compensation increase	4.6%	4.6%	3.0%

Non-U.S. Plans	2015	2014	2013
Discount rate	3.7%	3.4%	4.4%
Compensation increase	2.9%	2.7%	3.2%
The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S. Plans	2015	2014	2013
Discount rate	4.0%	4.8%	4.0%
Compensation increase	4.6%	3.0%	3.0%
Long-term rate of return	8.0%	8.0%	8.0%

Crown Holdings, Inc.

Non-U.S. Plans	2015	2014	2013
Discount rate	3.4%	4.4%	4.1%
Compensation increase	2.7%	3.2%	2.8%
Long-term rate of return	5.2%	6.4%	6.0%
The expected long-term rates of return are determined at each measurement date based on a review of the actual plan assets, the target allocation, and the historical returns of the capital markets.
The U.S. plan’s 2015 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 9.6% for equity securities and alternative investments, 5.5% for debt securities and 4.0% for real estate. The rate of return used for equity securities and alternative investments was based on the total return of the S&P 500 for the 25 year period ended December 31, 2014. The Company believes that the equity securities included in the S&P 500 are representative of the equity securities and alternative investments held by its U.S. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns. The rate of return used for debt securities is consistent with the U.S. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities. The underlying debt securities in the plan are primarily invested in various corporate and government agency securities and are benchmarked against returns on AA corporate bonds.
The U.K. plan’s 2015 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 8.5% for equity securities, 9.6% for alternative investments, 5.5% for debt securities and 3.4% for real estate. Equity securities in the U.K. plan were allocated approximately 39% to U.S. securities, 42% to securities in developed European countries, and 19% to securities in emerging markets. The assumed rate of return for equity securities and alternative investments represents the weighted average 25 year return of equity securities in these markets. The Company believes that the equity securities included in the related market indexes are representative of the equity securities and alternative investments held by its U.K. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns.

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

The components of net postretirement benefits cost are as follows:

Other Postretirement Benefits	2015	2014	2013
Service cost	$1	$2	$3
Interest cost	7	12	13
Amortization of prior service credit	(37)	(34)	(39)
Amortization of actuarial loss	4	6	10
Net periodic benefit cost	$(25)	$(14)	$(13)

Changes in the benefit obligations were:

	2015	2014
Benefit obligations at January 1	$241	$274
Service cost	1	2
Interest cost	7	12
Amendments	(52)	—
Actuarial gain	(19)	(23)
Curtailment	(3)	—
Benefits paid	(17)	(19)
Foreign currency translation	(7)	(5)
Benefit obligations at December 31	$151	$241

Crown Holdings, Inc.

Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2015		2014		2013
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$69	$(211)	$97	$(246)	$157	$(269)
Reclassification to net periodic benefit cost	(4)	37	(6)	34	(10)	39
Current year loss	(18)	—	(24)	—	(49)	—
Amendments	—	(51)	—	—	—	(18)
Foreign currency translation		—	2	1	(1)	2
Balance at December 31	$47	$(225)	$69	$(211)	$97	$(246)
The estimated portions of the net losses and prior service credits that are expected to be recognized as components of net periodic benefit cost/(credit) in 2016 are $4 and $(41).
In 2015, the U.S. plan was amended to eliminate or reduce certain health and life insurance coverage benefits.

Expected future benefit payments, as of December 31, 2015, net of expected Medicare Part D subsidies of $4 in the aggregate are:

Benefit Payments
2016	$14
2017	13
2018	13
2019	12
2020	12
2021 - 2024	53
The assumed health care cost trend rates at December 31, 2015 are as follows:

Health care cost trend rate assumed for 2016	5.5%
Rate that the cost trend rate gradually declines to	4.4%
Year that the rate reaches the rate it is assumed to remain	2027

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
	Increase	Decrease
Effect on total service and interest cost	$1	$1
Effect on postretirement benefit obligation	$6	$5
Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2015	2014	2013
Benefit obligations	3.9%	4.0%	4.8%
Cost	4.0%	4.8%	4.1%

Employee Savings Plan. The Company sponsors a Savings Investment Plan which covers substantially all U.S. salaried employees who are at least 21 years of age. The Company matches up to 50% of 3% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all U.S. employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2015 and 2014 were 25,917 and 25,351 and the Company’s contributions were less than $1 in both years.

Crown Holdings, Inc.

V.	Income Taxes

The components of income before income taxes and equity earnings were as follows:

	2015	2014	2013
U.S.	$18	$78	$116
Foreign	621	438	460
	$639	$516	$576

The provision for income taxes consisted of the following:

	2015	2014	2013
Current tax:
U.S. federal	$6	$11	$11
State and foreign	147	113	87
	$153	$124	$98
Deferred tax:
U.S. federal	$12	$28	$41
State and foreign	13	(111)	9
	25	(83)	50
Total	$178	$41	$148

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2015	2014	2013
U.S. statutory rate at 35%	$224	$181	$203
Tax on foreign income	(74)	(67)	(53)
Valuation allowance	21	(70)	1
Non-deductible impairment charges	—	18	—
Tax law changes	4	(17)	11
Other items, net	3	(4)	(14)
Income tax provision	$178	$41	$148

The Company benefits from certain incentives in Brazil which allow it pay reduced income taxes. The incentives expire at various dates beginning in 2018. These incentives increased net income attributable to the Company by $8, $12 and $11 in 2015, 2014 and 2013.

The Company paid taxes of $137, $109 and $114 in 2015, 2014 and 2013.

The components of deferred taxes at December 31 are:

	2015		2014
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$535	$—	$589	$—
Postretirement and postemployment benefits	65	—	97	—
Pensions	223	38	229	49
Property, plant and equipment	19	167	14	132
Intangible assets	—	158	—	58
Asbestos	102	—	103	—
Accruals and other	131	98	123	114
Valuation allowances	(241)	—	(245)	—
Total	$834	$461	$910	$353

Crown Holdings, Inc.

At December 31, 2014, $99 of deferred tax assets were included in prepaid expenses and other current assets.
Tax loss and credit carryforwards expire as follows:

Year	Amount
2016	$5
2017	22
2018	32
2019	30
2020	44
Thereafter	294
Unlimited	108

Tax loss and credit carryforwards expiring after 2020 include $151 of U.S. state tax loss carryforwards and $116 of U.S. federal foreign tax credits. The unlimited category includes $75 of French tax loss carryforwards. The carryforwards presented above exclude $59 of U.S. windfall tax benefits that will be recorded in additional paid-in capital when realized.

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

The Company’s valuation allowances at December 31, 2015 include $185 related to U.S. state loss carryforwards and $33 in Canada.

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

The Company continues to maintain a full valuation allowance against its net deferred tax assets in Canada. Although the Company's Canadian operations generated a profit in 2015, given the history of operating losses, at this time, the Company does not believe it is more likely than not that it will realize its deferred tax benefits in Canada.

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

The Company has not provided deferred taxes on $838 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company would be subject to incremental tax. It is not practicable to estimate the amount of tax that might be payable.

Crown Holdings, Inc.

A reconciliation of unrecognized tax benefits follows:

	2015	2014	2013
Balance at January 1	$26	$31	$35
Additions for prior year tax positions	13	—	—
Lapse of statute of limitations	—	(1)	(5)
Settlements	(9)	—	—
Foreign currency translation	(2)	(4)	1
Balance at December 31	$28	$26	$31

The Company’s unrecognized tax benefits include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses and exclude $1 of interest and penalties as of December 31, 2015. In 2015, the increase for prior year positions related to an unfavorable tax court ruling in Spain. The total interest and penalties recorded in income tax expense was $3 in 2015 and less than $1 in 2014 and 2013. As of December 31, 2015, unrecognized tax benefits of $28, if recognized, would affect the Company's effective tax rate.

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

The tax years that remained subject to examination by major tax jurisdiction as of December 31, 2015 were 2005 and subsequent years for France; 2006 and subsequent years for the UK; 2009 and subsequent years for Spain and Germany; 2010 and subsequent years for Italy and Mexico; 2011 and subsequent years for Brazil and Canada; and 2012 and subsequent years for the U.S.. In addition, tax authorities in certain jurisdictions, including the U.S., may examine earlier years when tax carryforwards that were generated in those years are subsequently utilized.

W.	Segment Information

The Company’s business is organized geographically within three divisions, Americas, Europe and Asia Pacific. Within the Americas and European divisions, the Company has determined that it has the following reportable segments organized along a combination of product lines and geographic areas: Americas Beverage and North America Food within the Americas, and European Beverage and European Food within Europe. The Company's Asia Pacific division is a reportable segment.
Non-reportable segments include the Company’s aerosol can businesses in North America and Europe, the Company’s specialty packaging business in Europe and the Company’s tooling and equipment operations in the U.S. and United Kingdom.

The Company evaluates performance and allocates resources based on segment income. Segment income, which is not a defined term under GAAP, is defined by the Company as income from operations adjusted to add back provisions for asbestos and restructuring and other, the impact of fair value adjustments related to the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness. Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about operating segments for the three years ended December 31, 2015, 2014 and 2013:

Crown Holdings, Inc.

2015		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,771	$71	$2,977	$93	$119	$427
North America Food	680	4	527	10	14	86
European Beverage	1,504	1	1,461	27	97	228
European Food	1,984	93	2,723	53	35	246
Asia Pacific	1,202	2	1,133	40	68	145
Total reportable segments	8,141	171	8,821	223	333	$1,132
Non-reportable segments	621	96	457	8	15
Corporate and unallocated items	—	—	742	6	6
Total	$8,762	$267	$10,020	$237	$354

2014		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,335	$82	$1,752	$40	$114	$334
North America Food	809	7	456	9	12	127
European Beverage	1,708	2	1,520	27	98	265
European Food	2,197	81	3,213	59	43	221
Asia Pacific	1,226	—	1,335	39	45	142
Total reportable segments	8,275	172	8,276	174	312	$1,089
Non-reportable segments	822	108	533	9	13
Corporate and unallocated items	—	—	834	7	3
Total	$9,097	$280	$9,643	$190	$328

2013		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,289	$61	$1,588	$35	$76	$327
North America Food	845	10	457	10	5	119
European Beverage	1,731	1	1,605	26	24	257
European Food	1,751	76	1,500	16	28	144
Asia Pacific	1,189	—	1,277	33	110	133
Total reportable segments	7,805	148	6,427	120	243	$980
Non-reportable segments	851	113	633	8	21
Corporate and unallocated items	—	—	970	6	11
Total	$8,656	$261	$8,030	$134	$275

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Corporate and unallocated items include corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three years ended December 31, 2015, 2014 and 2013 follows:

Crown Holdings, Inc.

	2015	2014	2013
Segment income of reportable segments	$1,132	$1,089	$980
Segment income of non-reportable segments	83	92	102
Corporate and unallocated items	(196)	(197)	(165)
Provision for asbestos	(26)	(45)	(32)
Restructuring and other	(66)	(129)	(34)
Loss from early extinguishments of debt	(9)	(34)	(41)
Interest expense	(270)	(253)	(236)
Interest income	11	7	5
Foreign exchange	(20)	(14)	(3)
Income before income taxes and equity earnings	$639	$516	$576

For the three years ended December 31, 2015, 2014 and 2013, intercompany profit of $2, $4 and $2 was eliminated within segment income of non-reportable segments.

For the three years ended December 31, 2015, 2014 and 2013, no one customer accounted for more than 10% of the Company's consolidated net sales.

Sales by major product were:

	2015	2014	2013
Metal beverage cans and ends	$4,957	$4,863	$4,824
Metal food cans and ends	2,410	2,735	2,339
Other metal packaging	977	1,173	1,211
Other products	418	326	282
Consolidated net sales	$8,762	$9,097	$8,656

Sales and long-lived assets for the major countries in which the Company operates follows:

	Net Sales			Long-Lived Assets
	2015	2014	2013	2015	2014
United States	$2,013	$2,163	$2,214	$391	$329
United Kingdom	712	783	759	144	174
Mexico	693	119	116	284	17
Spain	669	728	420	224	272
Other	4,675	5,304	5,147	1,656	1,763
Consolidated total	$8,762	$9,097	$8,656	$2,699	$2,555

Crown Holdings, Inc.

X.	Condensed Combining Financial Information

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $45 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•statements of comprehensive income and cash flows for the years ended December 31, 2015, 2014, 2013, and
•balance sheets as of December 31, 2015 and December 31, 2014 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2015 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,762		$8,762
Cost of products sold, excluding depreciation and amortization			7,116		7,116
Depreciation and amortization			237		237
Selling and administrative expense		$10	380		390
Provision for asbestos		26			26
Restructuring and other		(1)	67		66
Income from operations		(35)	962		927
Loss from early extinguishments of debt			9		9
Net interest expense		100	159		259
Foreign exchange			20		20
Income/(loss) before income taxes		(135)	774		639
Provision for / (benefit from) income taxes		(35)	213		178
Equity earnings in affiliates	$393	385		$(778)	—
Net income	393	285	561	(778)	461
Net income attributable to noncontrolling interests			(68)		(68)
Net income attributable to Crown Holdings	$393	$285	$493	$(778)	$393

Total comprehensive income	$4	$3	$168	$(107)	$68
Comprehensive income attributable to noncontrolling interests			(64)		(64)
Comprehensive income attributable to Crown Holdings	$4	$3	$104	$(107)	$4

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2014 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$9,097		$9,097
Cost of products sold, excluding depreciation and amortization			7,525		7,525
Depreciation and amortization			190		190
Selling and administrative expense		$10	388		398
Provision for asbestos		45			45
Restructuring and other		14	115		129
Income from operations		(69)	879		810
Loss from early extinguishments of debt			34		34
Net interest expense		93	153		246
Foreign exchange			14		14
Income/(loss) before income taxes		(162)	678		516
Provision for / (benefit from) income taxes		(26)	67		41
Equity earnings in affiliates	$387	500		$(887)	—
Net income	387	364	611	(887)	475
Net income attributable to noncontrolling interests			(88)		(88)
Net income attributable to Crown Holdings	$387	$364	$523	$(887)	$387

Total comprehensive income	$135	$112	$360	$(383)	$224
Comprehensive income attributable to noncontrolling interests			(89)		(89)
Comprehensive income attributable to Crown Holdings	$135	$112	$271	$(383)	$135

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2013 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,656		$8,656
Cost of products sold, excluding depreciation and amortization		$(16)	7,196		7,180
Depreciation and amortization			134		134
Selling and administrative expense		6	419		425
Provision for asbestos		32			32
Restructuring and other		(2)	36		34
Income from operations		(20)	871		851
Loss from early extinguishments of debt			41		41
Net interest expense		101	130		231
Foreign exchange			3		3
Income/(loss) before income taxes		(121)	697		576
Provision for / (benefit from) income taxes		(28)	176		148
Equity earnings in affiliates	$324	417		$(741)	—
Net income	324	324	521	(741)	428
Net income attributable to noncontrolling interests			(104)		(104)
Net income attributable to Crown Holdings	$324	$324	$417	$(741)	$324

Total comprehensive income	$425	$425	$620	$(943)	$527
Comprehensive income attributable to noncontrolling interests			(102)		(102)
Comprehensive income attributable to Crown Holdings	$425	$425	$518	$(943)	$425

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$717		$717
Receivables, net			912		912
Inventories			1,213		1,213
Prepaid expenses and other current assets		$2	205		207
Total current assets		2	3,047		3,049

Intercompany debt receivables			3,654	$(3,654)	—
Investments	$2,937	2,490		(5,427)	—
Goodwill and intangible assets			3,580		3,580
Property, plant and equipment, net			2,699		2,699
Other non-current assets		430	262		692
Total	$2,937	$2,922	$13,242	$(9,081)	$10,020

Liabilities and equity
Current liabilities
Short-term debt			$54		$54
Current maturities of long-term debt			209		209
Accounts payable and accrued liabilities	$24	$41	2,580		2,645
Total current liabilities	24	41	2,843		2,908

Long-term debt, excluding current maturities		391	4,864		5,255
Long-term intercompany debt	2,769	885		$(3,654)	—
Postretirement and pension liabilities			767		767
Other non-current liabilities		309	346		655
Commitments and contingent liabilities
Noncontrolling interests			291		291
Crown Holdings shareholders’ equity	144	1,296	4,131	(5,427)	144
Total equity	144	1,296	4,422	(5,427)	435
Total	$2,937	$2,922	$13,242	$(9,081)	$10,020

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$965		$965
Receivables, net			1,031		1,031
Inventories			1,324		1,324
Prepaid expenses and other current assets	$1	$69	181		251
Assets held for sale			48		48
Total current assets	1	69	3,549		3,619

Intercompany debt receivables			2,885	$(2,885)	—
Investments	2,199	2,350		(4,549)	—
Goodwill and intangible assets			2,926		2,926
Property, plant and equipment, net			2,437		2,437
Other non-current assets		394	267		661
Total	$2,200	$2,813	$12,064	$(7,434)	$9,643

Liabilities and equity
Current liabilities
Short-term debt			$75		$75
Current maturities of long-term debt			175		175
Accounts payable and accrued liabilities	$20	$35	2,596		2,651
Liabilities related to assets held for sale			23		23
Total current liabilities	20	35	2,869		2,924

Long-term debt, excluding current maturities		409	4,535		4,944
Long-term intercompany debt	2,061	824		$(2,885)	—
Postretirement and pension liabilities			871		871
Other non-current liabilities		310	207		517
Commitments and contingent liabilities
Noncontrolling interests			268		268
Crown Holdings shareholders’ equity	119	1,235	3,314	(4,549)	119
Total equity	119	1,235	3,582	(4,549)	387
Total	$2,200	$2,813	$12,064	$(7,434)	$9,643

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$33	$(65)	$988		$956
Cash flows from investing activities
Capital expenditures			(354)		(354)
Acquisition of businesses, net of cash acquired			(1,207)		(1,207)
Proceeds from sale of businesses, net of cash sold			33		33
Proceeds from sale of property, plant and equipment			7		7
Intercompany investing activities	(738)	21	738	$(21)	—
Net investment hedge settlements			(11)		(11)
Other			(16)		(16)
Net cash provided by/(used for) investing activities	(738)	21	(810)	(21)	(1,548)
Cash flows from financing activities
Proceeds from long-term debt			1,435		1,435
Payments of long-term debt		(17)	(883)		(900)
Net change in revolving credit facility and short-term debt			(7)		(7)
Net change in long-term intercompany balances	708	61	(769)		—
Debt issuance costs			(18)		(18)
Common stock issued	6				6
Common stock repurchased	(9)				(9)
Dividends paid			(21)	21	—
Dividend paid to noncontrolling interests			(48)		(48)
Contribution from noncontrolling interests			5		5
Foreign exchange derivatives related to debt			(58)		(58)
Net cash provided by/(used for) financing activities	705	44	(364)	21	406
Effect of exchange rate changes on cash and cash equivalents			(62)		(62)
Net change in cash and cash equivalents	—	—	(248)	—	(248)
Cash and cash equivalents at January 1			965		965
Cash and cash equivalents at December 31	$—	$—	$717	$—	$717

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$25	$(130)	$1,017		$912
Cash flows from investing activities
Capital expenditures			(328)		(328)
Acquisition of businesses, net of cash acquired			(733)		(733)
Proceeds from sale of businesses, net of cash sold			22		22
Proceeds from sale of property, plant and equipment			16		16
Intercompany investing activities	(941)	56	941	$(56)	—
Other			2		2
Net cash provided by/(used for) investing activities	(941)	56	(80)	(56)	(1,021)
Cash flows from financing activities
Proceeds from long-term debt			2,742		2,742
Payments of long-term debt			(1,752)		(1,752)
Net change in revolving credit facility and short-term debt			(319)		(319)
Net change in long-term intercompany balances	904	74	(978)		—
Debt issuance costs			(41)		(41)
Common stock issued	14				14
Common stock repurchased	(2)				(2)
Dividends paid			(56)	56	—
Purchase of noncontrolling interests			(93)		(93)
Dividend paid to noncontrolling interests			(77)		(77)
Foreign exchange derivatives related to debt			(27)		(27)
Net cash provided by/(used for) financing activities	916	74	(601)	56	445
Effect of exchange rate changes on cash and cash equivalents			(60)		(60)
Net change in cash and cash equivalents	—	—	276	—	276
Cash and cash equivalents at January 1			689		689
Cash and cash equivalents at December 31	$—	$—	$965	$—	$965

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS For the year ended December 31, 2013 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$16	$37	$832		$885
Cash flows from investing activities
Capital expenditures			(275)		(275)
Acquisition of businesses, net of cash acquired			(16)		(16)
Proceeds from sale of business, net of cash sold		10			10
Proceeds from sale of property, plant and equipment			29		29
Intercompany investing activities		77		$(77)	—
Other			6		6
Net cash provided by/(used for) investing activities		87	(256)	(77)	(246)
Cash flows from financing activities
Proceeds from long-term debt			1,083		1,083
Payments of long-term debt			(1,022)		(1,022)
Net change in revolving credit facility and short-term debt			18		18
Net change in long-term intercompany balances	263	(124)	(139)		—
Debt issuance costs			(32)		(32)
Common stock issued	21				21
Common stock repurchased	(300)				(300)
Dividends paid			(77)	77	—
Purchase of noncontrolling interests			(16)		(16)
Dividend paid to noncontrolling interests			(78)		(78)
Foreign exchange derivatives related to debt			20		20
Net cash provided by/(used for) financing activities	(16)	(124)	(243)	77	(306)
Effect of exchange rate changes on cash and cash equivalents			6		6
Net change in cash and cash equivalents	—	—	339	—	339
Cash and cash equivalents at January 1			350		350
Cash and cash equivalents at December 31	$—	$—	$689	$—	$689

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuers), wholly owned subsidiaries of the Company, have outstanding $700 principal amount of 6.25% senior notes due 2021 and $1,000 principal amount of 4.5% senior notes due 2023, which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of comprehensive income and cash flows for the years ended December 31, 2015, 2014, 2013, and

•	balance sheets as of December 31, 2015 and December 31, 2014 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2015 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,013	$6,749		$8,762
Cost of products sold, excluding depreciation and amortization			1,611	5,505		7,116
Depreciation and amortization			32	205		237
Selling and administrative expense		$9	153	228		390
Provision for asbestos			26			26
Restructuring and other			7	59		66
Income from operations		(9)	184	752		927
Loss from early extinguishments of debt		9				9
Net interest expense		91	90	78		259
Technology royalty			(42)	42		—
Foreign exchange		(8)	3	17	$8	20
Income/(loss) before income taxes		(101)	133	615	(8)	639
Provision for / (benefit from) income taxes		(38)	79	140	(3)	178
Equity earnings in affiliates	$393	183	231		(807)	—
Net income	393	120	285	475	(812)	461
Net income attributable to noncontrolling interests				(68)		(68)
Net income attributable to Crown Holdings	$393	$120	$285	$407	$(812)	$393

Total comprehensive income	$4	$146	$64	$46	$(192)	$68
Comprehensive income attributable to noncontrolling interests				(64)		(64)
Comprehensive income attributable to Crown Holdings	$4	$146	$64	$(18)	$(192)	$4

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2014 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,154	$6,943		$9,097
Cost of products sold, excluding depreciation and amortization			1,725	5,800		7,525
Depreciation and amortization			31	159		190
Selling and administrative expense		$9	144	245		398
Provision for asbestos			45			45
Restructuring and other		5	44	80		129
Income from operations		(14)	165	659		810
Loss from early extinguishments of debt				34		34
Net interest expense		58	90	98		246
Technology royalty			(48)	48		—
Foreign exchange				14		14
Income/(loss) before income taxes		(72)	123	465		516
Provision for / (benefit from) income taxes		(27)	86	(18)		41
Equity earnings in affiliates	$387	222	327		$(936)	—
Net income	387	177	364	483	(936)	475
Net income attributable to noncontrolling interests				(88)		(88)
Net income attributable to Crown Holdings	$387	$177	$364	$395	$(936)	$387

Total comprehensive income	$135	$67	$112	$340	$(430)	$224
Comprehensive income attributable to noncontrolling interests				(89)		(89)
Comprehensive income attributable to Crown Holdings	$135	$67	$112	$251	$(430)	$135

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2013 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,214	$6,442		$8,656
Cost of products sold, excluding depreciation and amortization			1,746	5,434		7,180
Depreciation and amortization			29	105		134
Selling and administrative expense		$9	154	262		425
Provision for asbestos			32			32
Restructuring and other			2	32		34
Income from operations		(9)	251	609		851
Loss from early extinguishments of debt		39		2		41
Net interest expense		46	91	94		231
Technology royalty			(48)	48		—
Foreign exchange				3		3
Income/(loss) before income taxes		(94)	208	462		576
Provision for / (benefit from) income taxes		(36)	100	84		148
Equity earnings in affiliates	$324	247	216		$(787)	—
Net income	324	189	324	378	(787)	428
Net income attributable to noncontrolling interests				(104)		(104)
Net income attributable to Crown Holdings	$324	$189	$324	$274	$(787)	$324

Total comprehensive income	$425	$332	$425	$336	$(991)	$527
Comprehensive income attributable to noncontrolling interests				(102)		(102)
Comprehensive income attributable to Crown Holdings	$425	$332	$425	$234	$(991)	$425

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$104		$613		$717
Receivables, net			$23	889		912
Intercompany receivables			30	2	$(32)	—
Inventories			291	922		1,213
Prepaid expenses and other current assets		2	7	198		207
Total current assets		106	351	2,624	(32)	3,049

Intercompany debt receivables		3,111	3,471	681	(7,263)	—
Investments	$2,937	2,199	804		(5,940)	—
Goodwill and intangible assets			471	3,109		3,580
Property, plant and equipment, net		1	390	2,308		2,699
Other non-current assets		6	457	229		692
Total	$2,937	$5,423	$5,944	$8,951	$(13,235)	$10,020

Liabilities and equity
Current liabilities
Short-term debt				$54		$54
Current maturities of long-term debt		$90		119		209
Accounts payable and accrued liabilities	$24	47	$526	2,048		2,645
Intercompany payables			2	30	$(32)	—
Total current liabilities	24	137	528	2,251	(32)	2,908

Long-term debt, excluding current maturities		2,759	391	2,105		5,255
Long-term intercompany debt	2,769	1,268	3,041	185	(7,263)	—
Postretirement and pension liabilities			377	390		767
Other non-current liabilities			311	344		655
Commitments and contingent liabilities
Noncontrolling interests				291		291
Crown Holdings shareholders’ equity	144	1,259	1,296	3,385	(5,940)	144
Total equity	144	1,259	1,296	3,676	(5,940)	435
Total	$2,937	$5,423	$5,944	$8,951	$(13,235)	$10,020

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$128		$837		$965
Receivables, net			$18	1,013		1,031
Intercompany receivables			20	11	$(31)	—
Inventories			291	1,033		1,324
Prepaid expenses and other current assets	$1	4	75	171		251
Assets held for sale				48		48
Total current assets	1	132	404	3,113	(31)	3,619

Intercompany debt receivables		2,415	2,640	27	(5,082)	—
Investments	2,199	2,005	850		(5,054)	—
Goodwill and intangible assets			473	2,453		2,926
Property, plant and equipment, net		1	328	2,108		2,437
Other non-current assets		8	411	242		661
Total	$2,200	$4,561	$5,106	$7,943	$(10,167)	$9,643

Liabilities and equity
Current liabilities
Short-term debt				$75		$75
Current maturities of long-term debt			$43	132		175
Accounts payable and accrued liabilities	$20	$49	480	2,102		2,651
Intercompany payables			11	20	$(31)	—
Liabilities related to assets held for sale				23		23
Total current liabilities	20	49	534	2,352	(31)	2,924

Long-term debt, excluding current maturities		2,815	367	1,762		4,944
Long-term intercompany debt	2,061	584	2,199	238	(5,082)	—
Postretirement and pension liabilities			464	407		871
Other non-current liabilities			307	210		517
Commitments and contingent liabilities
Noncontrolling interests				268		268
Crown Holdings shareholders’ equity	119	1,113	1,235	2,706	(5,054)	119
Total equity	119	1,113	1,235	2,974	(5,054)	387
Total	$2,200	$4,561	$5,106	$7,943	$(10,167)	$9,643

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$33	$(34)	$6	$951		$956
Cash flows from investing activities
Capital expenditures			(80)	(274)		(354)
Acquisition of businesses, net of cash acquired				(1,207)		(1,207)
Proceeds from sale of businesses, net of cash sold				33		33
Proceeds from sale of property, plant and equipment			2	5		7
Intercompany investing activities	(738)	15	71	738	$(86)	—
Net investment hedge settlements		(11)				(11)
Other		—	(10)	(6)		(16)
Net cash provided by/(used for) investing activities	(738)	4	(17)	(711)	(86)	(1,548)
Cash flows from financing activities
Proceeds from long-term debt		750		685		1,435
Payments of long-term debt		(722)		(178)		(900)
Net change in revolving credit facility and short-term debt				(7)		(7)
Net change in long-term intercompany balances	708	(12)	11	(707)		—
Debt issuance costs		(10)		(8)		(18)
Common stock issued	6					6
Common stock repurchased	(9)					(9)
Dividends paid				(86)	86	—
Dividends paid to noncontrolling interests				(48)		(48)
Contribution from noncontrolling interests				5		5
Foreign exchange derivatives related to debt				(58)		(58)
Net cash provided by/(used for) financing activities	705	6	11	(402)	86	406
Effect of exchange rate changes on cash and cash equivalents				(62)		(62)
Net change in cash and cash equivalents	—	(24)	—	(224)	—	(248)
Cash and cash equivalents at January 1		128	—	837		965
Cash and cash equivalents at December 31	$—	$104	$—	$613	$—	$717

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$25	$(38)	$52	$873		$912
Cash flows from investing activities
Capital expenditures			(42)	(286)		(328)
Acquisition of businesses, net of cash acquired				(733)		(733)
Proceeds from sale of businesses, net of cash sold				22		22
Proceeds from sale of property, plant and equipment			6	10		16
Intercompany investing activities	(941)	24	44	954	$(81)	—
Other				2		2
Net cash provided by/(used for) investing activities	(941)	24	8	(31)	(81)	(1,021)
Cash flows from financing activities
Proceeds from long-term debt		942		1,800		2,742
Payments of long-term debt		(4)		(1,748)		(1,752)
Net change in revolving credit facility and short-term debt				(319)		(319)
Net change in long-term intercompany balances	904	(949)	14	31		—
Debt issuance costs		(24)		(17)		(41)
Common stock issued	14					14
Common stock repurchased	(2)					(2)
Dividends paid				(81)	81	—
Purchase of noncontrolling interests			(76)	(17)		(93)
Dividends paid to noncontrolling interests				(77)		(77)
Foreign exchange derivatives related to debt				(27)		(27)
Net cash provided by/(used for) financing activities	916	(35)	(62)	(455)	81	445
Effect of exchange rate changes on cash and cash equivalents				(60)		(60)
Net change in cash and cash equivalents	—	(49)	(2)	327	—	276
Cash and cash equivalents at January 1		177	2	510		689
Cash and cash equivalents at December 31	$—	$128	$—	$837	$—	$965

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$16	$(18)	$352	$535		$885
Cash flows from investing activities
Capital expenditures			(37)	(238)		(275)
Acquisition of businesses, net of cash acquired				(16)		(16)
Proceeds from sale of businesses, net of cash sold			10			10
Proceeds from sale of property, plant and equipment			4	25		29
Intercompany investing activities		32	91		$(123)	—
Other				6		6
Net cash provided by/(used for) investing activities		32	68	(223)	(123)	(246)
Cash flows from financing activities
Proceeds from long-term debt		1,000		83		1,083
Payments of long-term debt		(730)		(292)		(1,022)
Net change in revolving credit facility and short-term debt				18		18
Net change in long-term intercompany balances	263	(108)	(419)	264		—
Debt issuance costs		(26)		(6)		(32)
Common stock issued	21					21
Common stock repurchased	(300)					(300)
Dividends paid				(123)	123	—
Purchase of noncontrolling interests				(16)		(16)
Dividends paid to noncontrolling interests				(78)		(78)
Foreign exchange derivatives related to debt				20		20
Net cash provided by/(used for) financing activities	(16)	136	(419)	(130)	123	(306)
Effect of exchange rate changes on cash and cash equivalents				6		6
Net change in cash and cash equivalents	—	150	1	188	—	339
Cash and cash equivalents at January 1		27	1	322		350
Cash and cash equivalents at December 31	$—	$177	$2	$510	$—	$689

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2015				2014
	First (1)	Second (2)	Third (3)	Fourth (4)	First (5)	Second (6)	Third (7)	Fourth (8)
Net sales	$1,997	$2,278	$2,460	$2,027	$1,993	$2,383	$2,594	$2,127
Gross profit *	286	373	415	335	297	376	422	287
Net income attributable to Crown Holdings	44	142	147	66	24	106	244	13
Earnings per average common share:
Basic	$0.32	$1.03	$1.02	$0.48	$0.18	$0.77	$1.78	$0.09
Diluted	0.32	1.02	1.01	0.47	0.17	0.76	1.76	0.09
Average common shares outstanding:
Basic	137.7	137.9	138.1	138.1	136.8	137.2	137.4	137.5
Diluted	139.0	139.3	139.1	139.3	137.9	138.6	138.7	138.8
Common stock price range: **
High	$54.03	$57.08	$55.16	$54.39	$45.14	$50.89	$51.56	$52.52
Low	43.85	52.25	44.76	45.15	37.29	44.11	44.24	42.50
Close	54.02	52.91	45.75	50.70	44.74	49.76	44.52	50.90
* The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.
** Source: New York Stock Exchange - Composite Transactions

Notes:

(1)
Includes pre-tax charges of $20 for restructuring and other and $6 for fair value adjustments in inventory, a pre-tax benefit of $2 for hedge ineffectiveness and an income tax charge of $7 for a potential liability arising from an unfavorable tax court ruling.

(2)	Includes a pre-tax charge of $9 for loss from early extinguishment of debt and pre-tax benefits of $3 for restructuring and other and $2 for hedge ineffectiveness.

(3)	Includes pre-tax charges of $40 for restructuring and other and $7 for hedge ineffectiveness.

(4)	Includes pre-tax charges of $26 for asbestos claims and $9 for restructuring and other, a pre-tax benefit of $2 for hedge ineffectiveness and an income tax charge of $4 for a tax law change.

(5)	Includes pre-tax charges of $52 for restructuring and other and $7 for hedge ineffectiveness.

(6)	Includes pre-tax charges of $31 for restructuring and other and $15 for fair value adjustments in inventory and a pre-tax benefit of $3 for hedge ineffectiveness.

(7)
Includes pre-tax charges of $34 for loss from early extinguishment of debt, $8 for restructuring and other and $4 for fair value adjustments in inventory, a pre-tax benefit of $4 for hedge ineffectiveness and an income tax benefit of $90 for the reversal of a tax valuation allowance.

(8)	Includes pre-tax charges of $45 for asbestos claims and $38 for restructuring and other and an income tax benefit of $10 for a tax law change and changes in valuation allowance.

Crown Holdings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions – write-offs	Balance at end of period

For the year ended December 31, 2015

Allowances deducted from assets to which they apply:

Trade accounts receivable	$88	$4	$(9)	$—	$83

Deferred tax assets	245	21	(9)	(16)	241

For the year ended December 31, 2014

Allowances deducted from assets to which they apply:

Trade accounts receivable	78	—	10	—	88

Deferred tax assets	343	(70)	(11)	(17)	245

For the year ended December 31, 2013

Allowances deducted from assets to which they apply:

Trade accounts receivable	37	41	2	(2)	78

Deferred tax assets	400	(1)	1	(57)	343

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 22, 2016, the Company entered into Incremental Amendment No. 3 (the “Amendment”), among Crown Americas LLC, a wholly-owned indirect subsidiary of the Company, as U.S. Borrower, Deutsche Bank AG New York Branch, as administrative agent for the Term A Lenders (as defined in the Credit Agreement (as defined below)), and the 2016 Additional Term A Lenders (as defined in the Credit Agreement) party thereto, amending the Company’s Credit Agreement dated as of December 19, 2013, as amended (the “Credit Agreement”). The Amendment, among other changes, increases the Term A Loans (as defined in the Credit Agreement) in the amount of $300 million were used in connection with the redemption of the outstanding 6.25% Senior Notes due 2021 issued by Crown Americas LLC and Crown Americas Capital Corp. III. The maturity date for the Term Loan A facility will be December 19, 2018. The interest rate on the Term Loan A facility is, at Crown Americas LLC’s option, either (i) the Eurocurrency Rate (as defined in the Credit Agreement) plus 1.75% or (ii) the Base Rate (as defined in the Credit Agreement) plus 0.75%. All other material terms and conditions applicable to the Company’s term loans under the Credit Agreement are applicable to the Term A Loans created under the new Term Loan A facility.

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

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

Timothy J. Donahue	53	President and Chief Executive Officer	2016
Djalma Novaes, Jr.	55	President – Americas Division	2015
Gerard H. Gifford	60	President – European Division	2012
Jozef Salaerts	61	President – Asia Pacific Division	2007
Thomas A. Kelly	56	Senior Vice President and Chief Financial Officer	2013
David A. Beaver	40	Vice President and Corporate Controller	2015

On February 15, 2016, the Company announced that Robert H. Bourque, Jr., age 46, has been selected to become President of its Asia Pacific Division effective May 1, 2016. Mr. Bourque will succeed Jozef Salaerts, who has informed the Company of his decision to retire in the second quarter of 2016.

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

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 28, 2016” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2015 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	1,156,490 (1) (2)	$25.32 (2)	5,685,274 (3)
Equity compensation plans not approved by security holders		N/A
Total	1,156,490	$25.32	5,685,274

(1)	Includes the 2006 and 2013 Stock-Based Incentive Compensation Plans.

(2)
Includes 434,800 shares of deferred stock awarded from the 2013 Stock-Based Incentive Compensation Plan in 2015, 2014 and 2013. The shares are time-vesting and will be issued over 4 years commencing May 2015. The weighted-average exercise price in the table does not include these shares.

(3) Includes 4,644,307, 856,187 and 184,780 shares available for issuance at December 31, 2015 under the 2013 Stock Based Incentive Compensation Plan, the Company’s Employee Stock Purchase Plan and the Stock Compensation Plan for Non-Employee Directors, respectively.

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013

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

3.b	Amended and Restated By-Laws of Crown Holdings, Inc. (incorporated by reference to Exhibit 3.ii of the Registrant's Current Report on Form 8-K dated January 29, 2016 (File No. 000-50189)).

4.a	Specimen certificate of Registrant’s Common Stock (incorporated by reference to Exhibit 4.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-2227)).

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

4.k	Form of 6 1/4% Senior Notes due 2021 (included in Exhibit 4.j).

4.l
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

4.m
Indenture, dated as of January 9, 2013, by and among Crown Americas LLC and Crown Americas Capital Corp. IV, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4 1/2% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated January 9, 2013 (File No. 000-50189)).

4.n	Form of 4 ½% Senior Notes due 2023 (included in Exhibit 4.m).

4.o
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

4.p       Credit Agreement, dated as of December 19, 2013, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings SA, as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG London Branch, a U.K. Administrative Agent, Deutsche Bank AG Canada Branch, as Canadian Administrative Agent, and various Lending Institutions (incorporated by reference to Exhibit 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 000-50189)).

4.q
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

Crown Holdings, Inc.

Branch, a U.K. Administrative Agent, Deutsche Bank AG Canada Branch, as Canadian Administrative Agent, and various Lending Institutions referred to therein (incorporated by reference to Exhibit 4.1 of the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 000-50189)).

4.r
Indenture, dated as of July 8, 2014, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €650 million 4% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 11, 2014 (File No. 000-50189)).

4.s	Form of 4% Senior Notes due 2022 (included in Exhibit 4.r).

4.t
Incremental Amendment No. 1, among Crown Americas LLC, as U.S. Borrower, Deutsche Bank AG New York Branch, as administrative agent for the Term A Lenders, TD Bank, N.A., The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, Ltd., to that certain Credit Agreement, dated as of December 19, 2013, as amended (incorporated by reference to Exhibit 4.u of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-50189)).

4.u
Incremental Amendment No. 2, among Crown Americas LLC, as U.S. Borrower, Deutsche Bank AG New York Branch, as administrative agent for certain Term Lenders, and the Term Loan B Lenders party thereto, to that certain Credit Agreement, dated as of December 19, 2013, as amended (incorporated by reference to Exhibit 4.v of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-50189)).

4.v	Incremental Amendment No. 3, among Crown Americas LLC, as U.S. Borrower, Deutsche Bank AG New York
Branch, as administrative agent for certain Term Lenders, and the Term Loan [B] Lenders party thereto, to that certain Credit Agreement, dated as of December 19, 2013, as amended.

Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its requests.

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

(3)      Employment Agreement, dated December 30, 2015, between Crown Holdings, Inc. and Timothy J. Donahue (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 5, 2016 (File No. 000-50189)).

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

(11)
Employment contract between Crown Holdings, Inc. and Djalma Novaes Jr., dated February 26, 2015 (incorporated by reference to Exhibit 10.c(11) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-50189)).

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

Crown Holdings, Inc.

(6)
Amendment No. 1 to the Senior Executive Retirement Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford dated December 28, 2012 (incorporated by reference to Exhibit 10.m(7) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50189)).

(7)
Senior Executive Retirement Agreement, effective July 24, 2013, between Crown Holdings, Inc. and Thomas A. Kelly (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No 000-50189)).

(8)
Senior Executive Retirement Agreement between Crown Holdings, Inc. and Djalma Novaes Jr., dated February 26, 2015 (incorporated by reference to Exhibit 10.f(9) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-50189)).

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

10.q
Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.pp of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50189)).

Crown Holdings, Inc.

10.r
Amendment No. 2, effective July 28, 2010, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-50189)).

10.s
Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 000-50189)).

10.t
Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 18, 2013 (File No. 000-50189)).

10.u
Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 000-50189)).

10.v
Form of Agreement for Deferred Stock Awards under Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 000-50189)).

10.w
Crown Cork & Seal Company, Inc. Restoration Plan, dated July 28, 2010 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-50189)).

10.x
Amendment No. 1, effective July 1, 2011, to the Crown Cork & Seal Company, Inc. Restoration Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-50189)).

10.y
Purchase Agreement, dated as of June 26, 2014, by and among Crown Holdings, Inc., Crown European Holdings S.A., BNP Paribas and the Royal Bank of Scotland plc as Representatives, the Initial Purchasers (as defined therein) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated July 2, 2014 (File No. 000-50189)).

Exhibits 10.c through 10.x are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

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

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/David A. Beaver
David A. Beaver
Vice President and Corporate Controller
Date: February 29, 2016
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Donahue, Thomas A. Kelly and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2015 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ Timothy J. Donahue
Timothy J. Donahue	Director, President and Chief Executive Officer

/s/ Thomas A. Kelly
Thomas A. Kelly	Senior Vice President and Chief Financial Officer

/s/ David A. Beaver
David A. Beaver	Vice President and Corporate Controller

DIRECTORS

/s/ John W. Conway
John W. Conway, Chairman of the Board

/s/ Jenne K. Britell	/s/ Josef M. Müller
Jenne K. Britell	Josef M. Müller

/s/ Arnold W. Donald	/s/ Thomas A. Ralph
Arnold W. Donald	Thomas A. Ralph

/s/ William G. Little	/s/ Caesar F. Sweitzer
William G. Little	Caesar F. Sweitzer

/s/ Hans J. Löliger	/s/ Jim L. Turner
Hans J. Löliger	Jim L. Turner

/s/ James H. Miller	/s/ William S. Urkiel
James H. Miller	William S. Urkiel