Form 10-Q
period 2016-03-31
CROWN HOLDINGS INC
filed 2016-04-29
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 139,477,290 shares of Common Stock outstanding as of April 26, 2016.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2016	2015
Net sales	$1,893	$1,997
Cost of products sold, excluding depreciation and amortization	1,521	1,660
Depreciation and amortization	60	51
Selling and administrative expense	91	98
Restructuring and other	2	20
Income from operations	219	168
Loss from early extinguishments of debt	27	—
Interest expense	64	65
Interest income	(3)	(2)
Foreign exchange	(6)	6
Income before income taxes	137	99
Provision for income taxes	38	37
Net income	99	62
Net income attributable to noncontrolling interests	(20)	(18)
Net income attributable to Crown Holdings	$79	$44

Earnings per common share attributable to Crown Holdings:
Basic	$0.57	$0.32
Diluted	$0.57	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31
	2016	2015
Net income	$99	$62

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9	(211)
Pension and other postretirement benefits	13	11
Derivatives qualifying as hedges	2	(2)
Total other comprehensive loss	24	(202)

Total comprehensive income (loss)	123	(140)
Net income attributable to noncontrolling interests	(20)	(18)
Translation adjustments attributable to noncontrolling interests	—	2
Derivatives qualifying as hedges attributable to noncontrolling interests	(1)	—
Comprehensive income attributable to Crown Holdings	$102	$(156)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$257	$717
Receivables, net	980	912
Inventories	1,413	1,213
Prepaid expenses and other current assets	254	207
Total current assets	2,904	3,049

Goodwill and intangible assets, net	3,627	3,580
Property, plant and equipment, net	2,727	2,699
Other non-current assets	682	692
Total	$9,940	$10,020

Liabilities and equity
Current liabilities
Short-term debt	$67	$54
Current maturities of long-term debt	239	209
Accounts payable and accrued liabilities	2,412	2,645
Total current liabilities	2,718	2,908

Long-term debt, excluding current maturities	5,293	5,255
Postretirement and pension liabilities	720	767
Other non-current liabilities	656	655
Commitments and contingent liabilities (Note L)
Noncontrolling interests	304	291
Crown Holdings shareholders’ equity	249	144
Total equity	553	435
Total	$9,940	$10,020

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31
	2016	2015
Cash flows from operating activities
Net income	$99	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60	51
Restructuring and other	2	20
Pension expense	7	11
Pension contributions	(25)	(17)
Stock-based compensation	6	11
Changes in assets and liabilities:
Receivables	(93)	25
Inventories	(180)	(144)
Accounts payable and accrued liabilities	(265)	(262)
Other, net	(19)	(44)
Net cash used for operating activities	(408)	(287)
Cash flows from investing activities
Capital expenditures	(51)	(52)
Purchase of business	—	(1,206)
Proceeds from sale of business	—	21
Other	3	(9)
Net cash used for investing activities	(48)	(1,246)
Cash flows from financing activities
Proceeds from long-term debt	303	750
Payments of long-term debt	(709)	(41)
Net change in revolving credit facility and short-term debt	383	234
Debt issue costs	(2)	(8)
Common stock issued	1	3
Common stock repurchased	(4)	(4)
Dividends paid to noncontrolling interests	(8)	(9)
Foreign exchange derivatives related to debt	32	(39)
Net cash (used for)/provided by financing activities	(4)	886
Effect of exchange rate changes on cash and cash equivalents	—	(38)
Net change in cash and cash equivalents	(460)	(685)
Cash and cash equivalents at January 1	717	965
Cash and cash equivalents at March 31	$257	$280

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2015	$929	$407	$1,782	$(2,765)	$(234)	$119	$268	$387
Net income			44			44	18	62
Other comprehensive income				(200)		(200)	(2)	(202)
Dividends paid to noncontrolling interests						—	(9)	(9)
Stock-based compensation		11				11		11
Common stock issued		2			1	3		3
Common stock repurchased		(4)				(4)		(4)
Balance at March 31, 2015	$929	$416	$1,826	$(2,965)	$(233)	$(27)	$275	$248

Balance at January 1, 2016	$929	$426	$2,175	$(3,154)	$(232)	$144	$291	$435
Net income			79			79	20	99
Other comprehensive income				23		23	1	24
Dividends paid to noncontrolling interests						—	(8)	(8)
Stock-based compensation		6				6		6
Common stock issued		1				1		1
Common stock repurchased		(4)				(4)		(4)
Balance at March 31, 2016	$929	$429	$2,254	$(3,131)	$(232)	$249	$304	$553

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2016 and the results of its operations for the three months ended March 31, 2016 and 2015 and of its cash flows for the three months ended March 31, 2016 and 2015. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

B.	Accounting and Reporting Developments

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

In February 2016, the FASB issued new guidance on lease accounting. Under the new guidance lease classification criteria and income statement recognition is similar to current guidance; however, all leases with a lease term longer than one year will be recorded on the balance sheet through a right-of-use asset and a corresponding lease liability. The guidance will be effective for the Company on January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

In March 2016, the FASB issued new guidance on share-based payments. The new guidance includes provisions to simplify various aspects of how share-based payments are accounted for and presented in the financial statements, including how tax benefits related to share-based payments are recorded. Under the current guidance upon settlement tax benefits in excess of compensation costs are recorded in equity ("windfalls") and tax deficiencies are recorded in equity to the extent of previous windfalls. Under the new guidance all of the tax effects related to share-based payments at settlement will be recorded through the income statement. The guidance will be effective for the Company on January 1, 2017 and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the Company's consolidated financial statements.

Crown Holdings, Inc.

C.	Acquisitions

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

The Company finalized its purchase accounting for the Empaque acquisition in the first quarter of 2016. There were no adjustments to the preliminary valuation of identifiable assets acquired and liabilities assumed as compared to the amounts disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

D.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at December 31, 2014	$(1,781)	$(980)	$(4)	$(2,765)
Other comprehensive loss before reclassifications	—	(209)	(2)	(211)
Amounts reclassified from accumulated other comprehensive income	11	—	—	11
Other comprehensive income (loss)	11	(209)	(2)	(200)
Balance at March 31, 2015	$(1,770)	$(1,189)	$(6)	$(2,965)

Balance at December 31, 2015	$(1,690)	$(1,446)	$(18)	$(3,154)
Other comprehensive income (loss) before reclassifications	—	9	(2)	7
Amounts reclassified from accumulated other comprehensive income	13	—	3	16
Other comprehensive income	13	9	1	23
Balance at March 31, 2016	$(1,677)	$(1,437)	$(17)	$(3,131)

Crown Holdings, Inc.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended
Details about accumulated other	March 31		Affected line item in the
comprehensive income components	2016	2015	statement of operations
(Gains) losses on cash flow hedges
Commodities	$7	$(1)	Cost of products sold
	7	(1)	Income before taxes
	(2)	—	Provision for income taxes
	$5	$(1)	Net income

Foreign exchange	$2	$—	Net sales
	(4)	1	Cost of products sold
	(2)	1	Income before taxes
	—	—	Provision for income taxes
	$(2)	$1	Net income

Total (gains) losses on cash flow hedges	$3	$—

Amortization of defined benefit plan items
Actuarial losses	$29	$27	(a)
Prior service credit	(13)	(12)	(a)
	16	15	Income before taxes
	(3)	(4)	Provision for income taxes
	$13	$11	Net income

Total reclassifications for the period	$16	$11

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement cost. See Note N for further details.

E.	Stock-Based Compensation

A summary of restricted stock transactions during the three months ended March 31, 2016 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2016	1,778,275
Awarded:
Time-vesting shares	70,396
Performance-based shares	133,676
Released:
Time-vesting shares	(131,462)
Performance-based shares	(90,003)
Forfeitures:
Time-vesting shares	(4,800)
Performance-based shares	(153,248)
Non-vested stock awards outstanding at March 31, 2016	1,602,834

In January 2016, the Company awarded shares of restricted stock to certain senior executives consisting of 70,396 time-vesting shares which vest ratably over three years and 133,676 performance-based shares which cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares originally awarded, and will be settled in stock. The market performance criteria is the Company's Total Shareholder Return ("TSR"), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies.

Crown Holdings, Inc.

The weighted average grant-date fair value of the 2016 time-vesting stock awards was $48.47 and the performance-based stock awards was $51.05.

The fair value of the performance-based shares awarded in 2016 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 19.8%, an expected term of three years, and a weighted average risk-free interest rate of 1.22%.

At March 31, 2016, unrecognized compensation cost related to outstanding non-vested stock awards was $44. The weighted average period over which the expense is expected to be recognized is 2.3 years. The aggregate market value of the shares released on the vesting dates was $11.

F.	Receivables

	March 31, 2016	December 31, 2015
Accounts receivable	$867	$827
Less: allowance for doubtful accounts	(86)	(83)
Net trade receivables	781	744
Miscellaneous receivables	199	168
Receivables, net	$980	$912

The Company uses receivable securitization facilities in the normal course of business as part of managing its cash flows. In connection with certain of the Company's receivable securitization facilities, the Company recognized a deferred purchase price of $138 which was included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet at March 31, 2016. The net change in deferred purchase price receivable was reflected in the receivables line item in the Company's Consolidated Statement of Cash Flows.

G.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	March 31, 2016	December 31, 2015
Raw materials and supplies	$640	$599
Work in process	152	129
Finished goods	621	485
	$1,413	$1,213

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except for ineffectiveness, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2016 mature between one and thirty-one months.

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

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign currency denominated sales or purchases. The Company manages these risks at the operating unit level. Often, foreign currency risk is hedged together with the related commodity price risk.

The following table sets forth financial information about the impact on accumulated other comprehensive income (“AOCI”) and earnings from changes in the fair value of derivative instruments.

Crown Holdings, Inc.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
Derivatives in cash flow hedges	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Foreign exchange	$—	$—	$2	$(1)
Commodities	(2)	(2)	(5)	1
Total	$(2)	$(2)	$(3)	$—

For the three months ended March 31, 2016, the Company recognized less than $1 in earnings related to hedge ineffectiveness caused by volatility in the metal premium component of aluminum prices.

For the three months ended March 31, 2015, the Company recognized a gain of $2 ($2 net of tax) related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices.

During the twelve month period ending March 31, 2017, a net loss of $17 ($14, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the three months ended March 31, 2016 and 2015 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three months ended March 31, 2016.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of $1 for the three months ended March 31, 2016 and loss of $2 for the three months ended March 31, 2015. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $21 for the three months ended March 31, 2016 and a loss of $48 for the same period in 2015. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related underlying hedged items.

During the three months ended March 31, 2016, certain commodity hedges did not meet the criteria for hedge accounting and therefore the change in their fair value during the quarter was recognized in earnings. For the three months ended March 31, 2016, the Company recognized less than $1 in earnings related to these ineffective hedges.

Net Investment Hedges

During the three months ended March 31, 2016, the Company designated certain derivative and non-derivative financial instruments (debt) as hedges of its net investment in a euro-based subsidiary and recorded a loss of $45 ($34, net of tax) in accumulated other comprehensive income.

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively.

	Balance Sheet classification	Fair Value hierarchy	March 31, 2016	December 31, 2015
Derivative assets
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$46	$32
Commodities	Other current assets	2	4	5
Commodities	Other non-current assets	2	1	2
Derivatives not designated as hedges:
Commodities	Other current assets	2	2	3
	Total		$53	$42

Derivative liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$35	$14
Commodities	Accounts payable and accrued liabilities	2	21	26
Commodities	Other non-current liabilities	2	4	5
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	3	2
Commodities	Accounts payable and accrued liabilities	2	4	5
	Total		$67	$52

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at March 31, 2016
Derivative assets	$53	$9	$44
Derivative liabilities	67	9	58

Balance at December 31, 2015
Derivative assets	$42	$9	$33
Derivative liabilities	52	9	43

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notational values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 were:

Crown Holdings, Inc.

	March 31, 2016	December 31, 2015
Derivatives in cash flow hedges:
Foreign exchange	$963	$922
Commodities	287	324
Derivatives in fair value hedges:
Foreign exchange	97	125
Derivatives not designated as hedges:
Foreign exchange	601	674
Commodities	56	57

I.	Restructuring and Other

The Company recorded restructuring and other charges as follows:

	Three Months Ended
	March 31
	2016	2015
Asset impairments and sales	$(2)	$6
Transaction costs	—	14
Other costs	4	—
	2	20

The tables below summarize the outstanding accrual balances associated with current and prior restructuring actions.

2015 European Division Actions

Through March 31, 2016, the Company incurred costs of $17 related to the closure of two facilities in its European Food segment upon completion of consultation processes with employee representatives. The closures are expected to reduce cost by eliminating excess capacity and consolidating manufacturing processes.

The facility closures are expected to result in the reduction of approximately 280 employees when completed in 2016. The Company expects to incur $12 of future charges related to these actions.

The table below summarizes the restructuring accrual balances and utilization by cost type for these actions.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2016	$17	$—	$17
Provision	—	—	$—
Balance at March 31, 2016	$17	$—	$17

Other Actions

At March 31, 2016, the Company also had a restructuring accrual of $12 primarily related to actions taken in 2011 and 2012 to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. The Company expects to pay the liability through 2024 as certain employees have elected to receive payment as a fixed monthly sum over future years. The Company continues to review its supply and demand profile and long-term plans in Europe, and it is possible that the Company may record additional restructuring charges in the future.

Crown Holdings, Inc.

J.    Debt

The Company's outstanding debt was as follows:

	March 31, 2016		December 31, 2015
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$67	$67	$54	$54

Long-term debt
Senior secured borrowings:
Revolving credit facilities	$369	$369	$—	$—
Term loan facilities
U.S. dollar at LIBOR + 1.75% due 2018	1,131	1,120	831	821
€665 Euro at EURIBOR + 1.75% due 2018	757	749	723	714
Farm credit facility at LIBOR + 2.00% due 2019	355	350	355	350
Senior notes and debentures:
U.S. dollar at 6.25% due 2021	—	—	700	694
€650 at 4.0% due 2022	740	731	706	697
U. S. dollar at 4.50% due 2023	1,000	990	1,000	989
€600 at 3.375% due 2025	683	673	652	642
U.S. dollar at 7.375% due 2026	350	346	350	346
U.S. dollar at 7.50% due 2096	45	45	45	45
Other indebtedness in various currencies	159	159	166	166
Total long-term debt	5,589	5,532	5,528	5,464
Less current maturities	(241)	(239)	(211)	(209)
Total long-term debt, less current maturities	$5,348	$5,293	$5,317	$5,255

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $5,711 at March 31, 2016 and $5,540 at December 31, 2015.

In February 2016, the Company amended its credit agreement to provide for an additional $300 of term loan borrowings, the proceeds of which, along with borrowings under the revolving credit facilities and cash on hand were used to redeem the Company's $700 6.25% senior notes due 2021. In connection with the redemption of the 2021 notes, the Company recorded a loss from early extinguishment of debt of $27.

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

Crown Holdings, Inc.

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

In October 2010, the Texas Supreme Court, in a 6-2 decision, reversed a lower court decision, Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas, which had upheld the dismissal of an asbestos-related case against Crown Cork. The Texas Supreme Court held that the Texas legislation was unconstitutional under the Texas Constitution when applied to asbestos-related claims pending against Crown Cork when the legislation was enacted in June 2003. The Company believes that the decision of the Texas Supreme Court is limited to retroactive application of the Texas legislation to asbestos-related cases that were pending against Crown Cork in Texas on June 11, 2003 and therefore, in its accrual, continues to assign no value to claims filed after June 11, 2003.

In recent years, the states of Alabama, Arizona, Arkansas, Florida, Georgia, Idaho, Indiana, Kansas, Michigan, Mississippi, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Utah, West Virginia, Wisconsin and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Arkansas, Georgia, South Carolina, South Dakota, West Virginia and Wyoming, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor's total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor's assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy.

The Company further cautions that an adverse ruling in any litigation relating to the constitutionality or applicability to Crown Cork of one or more statutes that limits the asbestos-related liability of alleged defendants like Crown Cork could have a material impact on the Company.

During the three months ended March 31, 2016, the Company paid $3 to settle outstanding claims and had claims activity as follows:

Beginning claims	54,500
New claims	1,000
Settlements or dismissals	(500)
Ending claims	55,000

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2015, the Company's outstanding claims were:

Claimants alleging first exposure after 1964	16,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000
Pennsylvania	2,000
Other states that have enacted asbestos legislation	6,000
Other states	17,500
Total claims outstanding	54,500

The outstanding claims in each period exclude approximately19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action against the Company. The exclusion of these inactive claims had no effect on the calculation of the Company’s accrual as the claims were filed in states, as described above, where the Company’s liability is limited by statute.

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2016.

As of March 31, 2016, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $266, including $221 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2025. The Company’s accrual excludes potential costs for claims beyond 2025 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. The Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 82% of the claims outstanding at the end of 2015), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

At March 31, 2016, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $7. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At March 31, 2016, the Company also had guarantees of $23 related to the residual values of leased assets.

M.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended
	March 31
	2016	2015
Net income attributable to Crown Holdings	$79	$44
Weighted average shares outstanding:
Basic	138.1	137.7
Dilutive stock options and restricted stock	0.9	1.3
Diluted	139.0	139.0
Basic earnings per share	$0.57	$0.32
Diluted earnings per share	$0.57	$0.32

For the three months ended March 31, 2016 and 2015, 0.4 million and 0.1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

Crown Holdings, Inc.

N.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31
Pension benefits – U.S. plans	2016	2015
Service cost	$4	$5
Interest cost	13	16
Expected return on plan assets	(23)	(25)
Recognized net loss	12	12
Net periodic cost	$6	$8

	Three Months Ended
	March 31
Pension benefits – Non-U.S. plans	2016	2015
Service cost	$6	$5
Interest cost	26	30
Expected return on plan assets	(41)	(42)
Recognized prior service credit	(3)	(3)
Recognized net loss	13	13
Net periodic cost	$1	$3

	Three Months Ended
	March 31
Other postretirement benefits	2016	2015
Service cost	$—	$—
Interest cost	1	2
Recognized prior service credit	(10)	(8)
Recognized net loss	1	1
Net periodic benefit	$(8)	$(5)

For the three months ended March 31, 2016, the Company also recorded a pension settlement charge of $3 which is included in restructuring and other in the Consolidated Statement of Operations.

O.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended
	March 31
	2016	2015
U.S. statutory rate at 35%	$48	$35
Tax on foreign income	(14)	(12)
Tax contingencies	—	7
Valuation allowance	2	3
Non-deductible impairment charge	—	1
Other items, net	2	3
Income tax provision	$38	$37

Crown Holdings, Inc.

P.	Segment Information

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

	External Sales
	Three Months Ended
	March 31
	2016	2015
Americas Beverage	$643	$617
North America Food	146	160
European Beverage	315	324
European Food	398	431
Asia Pacific	277	310
Total reportable segments	1,779	1,842
Non-reportable segments	114	155
Total	$1,893	$1,997

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, the Company's specialty packaging business in Europe and the Company's tooling and equipment operations in the U.S. and United Kingdom.

	Intersegment Sales
	Three Months Ended
	March 31
	2016	2015
Americas Beverage	$15	$21
North America Food	6	1
European Beverage	1	—
European Food	16	27
Asia Pacific	—	—
Total reportable segments	38	49
Non-reportable segments	18	27
Total	$56	$76

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Crown Holdings, Inc.

	Segment Income
	Three Months Ended
	March 31
	2016	2015
Americas Beverage	$104	$85
North America Food	12	24
European Beverage	46	38
European Food	49	42
Asia Pacific	35	35
Total reportable segments	$246	$224

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended
	March 31
	2016	2015
Segment income of reportable segments	$246	$224
Segment income of non-reportable segments	13	17
Corporate and unallocated items	(38)	(53)
Restructuring and other	(2)	(20)
Loss from early extinguishments of debt	(27)	—
Interest expense	(64)	(65)
Interest income	3	2
Foreign exchange	6	(6)
Income before income taxes	$137	$99

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

The following condensed combining financial statements:
•statements of comprehensive income for the three months ended March 31, 2016 and 2015,
•balance sheets as of March 31, 2016 and December 31, 2015, and
•statements of cash flows for the three months ended March 31, 2016 and 2015 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,893		$1,893
Cost of products sold, excluding depreciation and amortization			1,521		1,521
Depreciation and amortization			60		60
Selling and administrative expense		$2	89		91
Restructuring and other			2		2
Income from operations		(2)	221		219
Loss on early extinguishments of debt			27		27
Net interest expense		27	34		61
Foreign exchange			(6)		(6)
Income/(loss) before income taxes		(29)	166		137
Provision for / (benefit from) income taxes		(7)	45		38
Equity earnings / (loss) in affiliates	$79	77		$(156)	—
Net income	79	55	121	(156)	99
Net income attributable to noncontrolling interests			(20)		(20)
Net income attributable to Crown Holdings	$79	$55	$101	$(156)	$79

Comprehensive income	$102	$145	$145	$(269)	$123
Comprehensive income attributable to noncontrolling interests			(21)		(21)
Comprehensive income attributable to Crown Holdings	$102	$145	$124	$(269)	$102

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,997		$1,997
Cost of products sold, excluding depreciation and amortization			1,660		1,660
Depreciation and amortization			51		51
Selling and administrative expense		$2	96		98
Restructuring and other			20		20
Income from operations		(2)	170		168
Net interest expense		26	37		63
Foreign exchange			6		6
Income/(loss) before income taxes		(28)	127		99
Provision for / (benefit from) income taxes		(1)	38		37
Equity earnings / (loss) in affiliates	$44	57		$(101)	—
Net income	44	30	89	(101)	62
Net income attributable to noncontrolling interests			(18)		(18)
Net income attributable to Crown Holdings	$44	$30	$71	$(101)	$44

Comprehensive income	$(156)	$(78)	$(113)	$207	$(140)
Comprehensive income attributable to noncontrolling interests			(16)		(16)
Comprehensive income attributable to Crown Holdings	$(156)	$(78)	$(129)	$207	$(156)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$257		$257
Receivables, net			980		980
Inventories			1,413		1,413
Prepaid expenses and other current assets	$1	$2	251		254
Total current assets	1	2	2,901		2,904

Intercompany debt receivables			3,548	$(3,548)	—
Investments	2,890	2,653		(5,543)	—
Goodwill and intangible assets			3,627		3,627
Property, plant and equipment, net			2,727		2,727
Other non-current assets		430	252		682
Total	$2,891	$3,085	$13,055	$(9,091)	$9,940

Liabilities and equity
Current liabilities
Short-term debt			$67		$67
Current maturities of long-term debt			239		239
Accounts payable and accrued liabilities	$10	$41	2,361		2,412
Total current liabilities	10	41	2,667		2,718

Long-term debt, excluding current maturities		391	4,902		5,293
Long-term intercompany debt	2,632	916		$(3,548)	—
Postretirement and pension liabilities			720		720
Other non-current liabilities		296	360		656
Commitments and contingent liabilities
Noncontrolling interests			304		304
Crown Holdings shareholders’ equity/(deficit)	249	1,441	4,102	(5,543)	249
Total equity/(deficit)	249	1,441	4,406	(5,543)	553
Total	$2,891	$3,085	$13,055	$(9,091)	$9,940

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$717		$717
Receivables, net			912		912
Inventories			1,213		1,213
Prepaid expenses and other current assets		$2	205		207
Total current assets	—	2	3,047		3,049

Intercompany debt receivables			3,654	$(3,654)	—
Investments	$2,937	2,490		(5,427)	—
Goodwill and intangible assets			3,580		3,580
Property, plant and equipment, net			2,699		2,699
Other non-current assets		430	262		692
Total	$2,937	$2,922	$13,242	$(9,081)	$10,020

Liabilities and equity
Current liabilities
Short-term debt			$54		$54
Current maturities of long-term debt			209		209
Accounts payable and accrued liabilities	$24	$41	2,580		2,645
Total current liabilities	24	41	2,843		2,908

Long-term debt, excluding current maturities		391	4,864		5,255
Long-term intercompany debt	2,769	885		$(3,654)	—
Postretirement and pension liabilities			767		767
Other non-current liabilities		309	346		655
Commitments and contingent liabilities
Noncontrolling interests			291		291
Crown Holdings shareholders’ equity/(deficit)	144	1,296	4,131	(5,427)	144
Total equity/(deficit)	144	1,296	4,422	(5,427)	435
Total	$2,937	$2,922	$13,242	$(9,081)	$10,020

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(10)	$(31)	$(364)	(3)	$(408)
Cash flows from investing activities
Capital expenditures			(51)		(51)
Intercompany investing activities	150			$(150)	—
Other			3		3
Net cash provided by/(used for) investing activities	150	—	(48)	(150)	(48)
Cash flows from financing activities
Proceeds from long-term debt			303		303
Payments of long-term debt			(709)		(709)
Net change in revolving credit facility and short-term debt			383		383
Net change in long-term intercompany balances	(137)	31	106		—
Debt issue costs			(2)		(2)
Common stock issued	1				1
Common stock repurchased	(4)				(4)
Dividends paid			(153)	153	—
Dividend paid to noncontrolling interests			(8)		(8)
Foreign exchange derivatives related to debt			32		32
Net cash provided by/(used for) financing activities	(140)	31	(48)	153	(4)
Effect of exchange rate changes on cash and cash equivalents					—
Net change in cash and cash equivalents	—	—	(460)	—	(460)
Cash and cash equivalents at January 1			717		717
Cash and cash equivalents at March 31	$—	$—	$257	$—	$257

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(2)	$(35)	$(250)		$(287)
Cash flows from investing activities
Capital expenditures			(52)		(52)
Purchase of business			(1,206)		(1,206)
Proceeds from sale of business			21		21
Intercompany investing activities	(1,006)	4	1,006	$(4)	—
Other			(9)		(9)
Net cash provided by/(used for) investing activities	(1,006)	4	(240)	(4)	(1,246)
Cash flows from financing activities
Proceeds from long-term debt			750		750
Payments of long-term debt			(41)		(41)
Net change in revolving credit facility and short-term debt			234		234
Net change in long-term intercompany balances	1,009	31	(1,040)		—
Common stock issued	3				3
Common stock repurchased	(4)				(4)
Dividends paid			(4)	4	—
Purchase of noncontrolling interests			—		—
Dividend paid to noncontrolling interests			(9)		(9)
Foreign exchange derivatives related to debt			(47)		(47)
Net cash provided by/(used for) financing activities	1,008	31	(157)	4	886
Effect of exchange rate changes on cash and cash equivalents			(38)		(38)
Net change in cash and cash equivalents	—	—	(685)	—	(685)
Cash and cash equivalents at January 1			965		965
Cash and cash equivalents at March 31	$—	$—	$280	$—	$280

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuer), 100% owned subsidiaries of the Company, have outstanding $1,000 principal amount of 4.5% senior notes due 2023, which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis.

The following condensed combining financial statements:

•	statements of comprehensive income for the three months ended March 31, 2016 and 2015,

•	balance sheets as of March 31, 2016 and December 31, 2015, and

•	statements of cash flows for the three months ended March 31, 2016 and 2015 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$447	$1,446		$1,893
Cost of products sold, excluding depreciation and amortization			363	1,158		1,521
Depreciation and amortization			8	52		60
Selling and administrative expense		$3	35	53		91
Restructuring and other			4	(2)		2
Income from operations		(3)	37	185		219
Loss from early extinguishments of debt		27				27
Net interest expense		20	22	19		61
Technology royalty			(9)	9		—
Foreign exchange		32		(6)	$(32)	(6)
Income/(loss) before income taxes		(82)	24	163	32	137
Provision for / (benefit from) income taxes		(31)	14	44	11	38
Equity earnings / (loss) in affiliates	$79	64	45		(188)	—
Net income	79	13	55	119	(167)	99
Net income attributable to noncontrolling interests				(20)		(20)
Net income attributable to Crown Holdings	$79	$13	$55	$99	$(167)	$79

Comprehensive income	$102	$16	$145	$172	$(312)	$123
Comprehensive income attributable to noncontrolling interests				(21)		(21)
Comprehensive income attributable to Crown Holdings	$102	$16	$145	$151	$(312)	$102

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$486	$1,511		$1,997
Cost of products sold, excluding depreciation and amortization			387	1,273		1,660
Depreciation and amortization			8	43		51
Selling and administrative expense		$2	42	54		98
Restructuring and other				20		20
Income from operations		(2)	49	121		168
Net interest expense		20	23	20		63
Technology royalty			(9)	9		—
Foreign exchange				6		6
Income/(loss) before income taxes		(22)	35	86		99
Provision for / (benefit from) income taxes		(8)	23	22		37
Equity earnings / (loss) in affiliates	$44	50	18		$(112)	—
Net income	44	36	30	64	(112)	62
Net income attributable to noncontrolling interests				(18)		(18)
Net income attributable to Crown Holdings	$44	$36	$30	$46	$(112)	$44

Comprehensive income	$(156)	$40	$(78)	$(142)	$196	$(140)
Comprehensive income attributable to noncontrolling interests				(16)		(16)
Comprehensive income attributable to Crown Holdings	$(156)	$40	$(78)	$(158)	$196	$(156)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$46		$211		$257
Receivables, net			$7	973		980
Intercompany receivables			33	10	$(43)	—
Inventories			343	1,070		1,413
Prepaid expenses and other current assets	$1	2	10	241		254
Total current assets	1	48	393	2,505	(43)	2,904

Intercompany debt receivables		2,847	3,374	719	(6,940)	—
Investments	2,890	2,261	794		(5,945)	—
Goodwill and intangible assets			470	3,157		3,627
Property, plant and equipment, net		1	391	2,335		2,727
Other non-current assets		5	463	214		682
Total	$2,891	$5,162	$5,885	$8,930	$(12,928)	$9,940

Liabilities and equity
Current liabilities
Short-term debt				$67		$67
Current maturities of long-term debt		$122		117		239
Accounts payable and accrued liabilities	$10	18	$566	1,818		2,412
Intercompany payables			10	33	$(43)	—
Total current liabilities	10	140	576	2,035	(43)	2,718

Long-term debt, excluding current maturities		2,408	391	2,494		5,293
Long-term intercompany debt	2,632	1,339	2,817	152	(6,940)	—
Postretirement and pension liabilities			354	366		720
Other non-current liabilities			306	350		656
Commitments and contingent liabilities
Noncontrolling interests				304		304
Crown Holdings shareholders’ equity/(deficit)	249	1,275	1,441	3,229	(5,945)	249
Total equity/(deficit)	249	1,275	1,441	3,533	(5,945)	553
Total	$2,891	$5,162	$5,885	$8,930	$(12,928)	$9,940

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$104		$613		$717
Receivables, net			$23	889		912
Intercompany receivables			30	2	$(32)	—
Inventories			291	922		1,213
Prepaid expenses and other current assets		2	7	198		207
Total current assets		106	351	2,624	(32)	3,049

Intercompany debt receivables		3,111	3,471	681	(7,263)	—
Investments	$2,937	2,199	804		(5,940)	—
Goodwill and intangible assets			471	3,109		3,580
Property, plant and equipment, net		1	390	2,308		2,699
Other non-current assets		6	457	229		692
Total	$2,937	$5,423	$5,944	$8,951	$(13,235)	$10,020

Liabilities and equity
Current liabilities
Short-term debt				$54		$54
Current maturities of long-term debt		$90		119		209
Accounts payable and accrued liabilities	$24	47	$526	2,048		2,645
Intercompany payables			2	30	$(32)	—
Total current liabilities	24	137	528	2,251	(32)	2,908

Long-term debt, excluding current maturities		2,759	391	2,105		5,255
Long-term intercompany debt	2,769	1,268	3,041	185	(7,263)	—
Postretirement and pension liabilities			377	390		767
Other non-current liabilities			311	344		655
Commitments and contingent liabilities
Noncontrolling interests				291		291
Crown Holdings shareholders’ equity/(deficit)	144	1,259	1,296	3,385	(5,940)	144
Total equity/(deficit)	144	1,259	1,296	3,676	(5,940)	435
Total	$2,937	$5,423	$5,944	$8,951	$(13,235)	$10,020

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(10)	$(66)	$(2)	$(323)	(7)	$(408)
Cash flows from investing activities
Capital expenditures			(21)	(30)		(51)
Intercompany investing activities	150		150		$(300)	—
Other				3		3
Net cash provided by/(used for) investing activities	150	—	129	(27)	(300)	(48)
Cash flows from financing activities
Proceeds from long-term debt		300		3		303
Payments of long-term debt		(700)		(9)		(709)
Net change in revolving credit facility and short-term debt		75		308		383
Net change in long-term intercompany balances	(137)	335	(127)	(71)		—
Debt issue costs		(2)				(2)
Common stock issued	1					1
Common stock repurchased	(4)					(4)
Dividends paid				(307)	307	—
Dividends paid to noncontrolling interests				(8)		(8)
Foreign exchange derivatives related to debt				32		32
Net cash provided by/(used for) financing activities	(140)	8	(127)	(52)	307	(4)
Effect of exchange rate changes on cash and cash equivalents				—		—
Net change in cash and cash equivalents	—	(58)	—	(402)	—	(460)
Cash and cash equivalents at January 1		104		613		717
Cash and cash equivalents at March 31	$—	$46	$—	$211	$—	$257

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(2)	$(42)	$25	$(268)		$(287)
Cash flows from investing activities
Capital expenditures			(13)	(39)		(52)
Purchase of business				(1,206)		(1,206)
Proceeds from sale of business				21		21
Intercompany investing activities	(1,006)	2	4	1,006	$(6)	—
Other				(9)		(9)
Net cash provided by/(used for) investing activities	(1,006)	2	(9)	(227)	(6)	(1,246)
Cash flows from financing activities
Proceeds from long-term debt		750				750
Payments of long-term debt		(2)		(39)		(41)
Net change in revolving credit facility and short-term debt		155		79		234
Net change in long-term intercompany balances	1,009	(953)	(16)	(40)		—
Common stock issued	3					3
Common stock repurchased	(4)					(4)
Dividends paid				(6)	6	—
Dividends paid to noncontrolling interests				(9)		(9)
Foreign exchange derivatives related to debt		(8)		(39)		(47)
Net cash provided by/(used for) financing activities	1,008	(58)	(16)	(54)	6	886
Effect of exchange rate changes on cash and cash equivalents				(38)		(38)
Net change in cash and cash equivalents	—	(98)	—	(587)	—	(685)
Cash and cash equivalents at January 1		128		837		965
Cash and cash equivalents at March 31	$—	$30	$—	$250	$—	$280

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2016 compared to 2015 and changes in financial condition and liquidity from December 31, 2015. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In recent years, beverage can sales unit volumes in the Company's mature markets have been stable to slightly declining in the U.S. and Canada and slightly increasing in Western European markets. Beverage can volume has generally continued to grow in emerging markets, including Asia, Brazil, Mexico and Eastern Europe, driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. Global food and aerosol can sales unit volumes have been stable to declining in recent years primarily due to lower consumer spending. While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company monitors capacity across all of its businesses and, where necessary, may take action such as closing a plant or reducing headcount to better manage its costs. Any or all of these actions may result in additional restructuring charges in the future which may be material.

As part of the Company's efforts to manage cost, it attempts to pass-through increases in the cost of aluminum and steel to its customers. Aluminum and steel prices can be subject to significant volatility and there has not been a consistent and predictable trend in pricing.

In 2016, the Company expects to utilize cash flow to reduce leverage. The Company will also continue to identify and evaluate select growth opportunities through capacity additions in existing plants, new plants in markets that it already knows and understands, and potential strategic acquisitions in geographic areas and product lines in which it already operates or that complement its existing businesses. In response to increasing global customer demand for beverage cans in non-standard sizes, commonly called "specialty cans," the Company intends to continue to make investments in converting existing capacity or adding new capacity for non-standard can sizes. The Company rigorously evaluates each investment opportunity against a variety of metrics and every approved project is undertaken with an eye toward creating long-term shareholder value. Cash flows generated from the Company's operations may be reinvested in the business, used for acquisitions, used to repay debt or returned to shareholders through share repurchases or possible future dividends. The Company currently expects to use a portion of its cash flow in 2016 to repay debt, and cash flows generated from the Company's operations may also be reinvested in the business, used for acquisitions (which may increase the Company’s leverage), or returned to shareholders through share repurchases or possible future dividends.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the Company's European businesses, the Brazilian real, Canadian dollar and Mexican peso in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average foreign exchange rates.

Net Sales and Segment Income

	Three Months Ended
	March 31
	2016	2015
Net sales	$1,893	$1,997
Beverage cans and ends as a percentage of net sales	60%	57%
Food cans and ends as a percentage of net sales	25%	26%

Three months ended March 31, 2016 compared to 2015

Net sales decreased primarily due the impact of foreign currency translation, the pass-through of lower material costs and a 5% decrease in global food can volumes which was partially offset by a 7% increase in global beverage can volumes, including the impact of Empaque for an additional six weeks. Net sales would have been $85 higher using exchange rates in effect during the first quarter of 2015.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans, ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced stable to slightly declining volumes in recent years. In Mexico, the Company's sales unit volumes have increased primarily due to market growth and the acquisition of Empaque in February 2015. The addition of Empaque significantly increased the Company's presence in the growing Mexican market and substantially enhances the Company's strategic position in beverage cans, both regionally and globally. In Brazil, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita income and consumption, combined with an increased preference for cans over other forms of beverage packaging.

The Company has announced plans to construct new beverage can plants in Nichols, New York and Monterrey, Mexico. To meet customers' demand for specialty beverage cans in North America, the Nichols plant will be capable of producing multiple can sizes and is expected to be operational in the first quarter of 2017. The Monterrey plant will also be capable of producing multiple can sizes and is expected to be operational late in the fourth quarter of 2016.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended
	March 31
	2016	2015
Net sales	$643	$617
Segment income	104	85

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended March 31, 2016 compared to 2015

Net sales increased primarily due to an 11% increase in sales unit volumes in the U.S., Canada, Colombia and Mexico, which includes the impact of Empaque for an additional six weeks, offset by a decline in sales unit volumes in Brazil and the impact of foreign currency translation. Net sales would have been $43 higher using exchange rates in effect during the first quarter of 2015.

Segment income increased primarily due to $13 from higher sales unit volumes, including the impact of Empaque, and $10 from improved cost performance, partially offset by the impact of foreign currency translation. Segment income would have been $6 higher using exchange rates in effect during the first quarter of 2015.

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

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended
	March 31
	2016	2015
Net sales	$146	$160
Segment income	12	24

Three months ended March 31, 2016 compared to 2015

Net sales decreased primarily due to the pass-through of lower tinplate costs, lower sales unit volumes and the impact of foreign currency translation. Net sales would have been $5 higher using exchange rates in effect during the first quarter of 2015.

Segment income decreased primarily due to the equal impact from steel purchased in 2015 being converted and sold at lower prevailing prices in 2016, lower sales unit volumes due to the loss of a customer during 2015, and inflation on non-steel input costs.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing.

In 2015, the Company announced plans to invest in a second line at its Osmaniye, Turkey plant in response to growing demand. The new line will be capable of producing multiple can sizes and is expected to be operational late in the fourth quarter of 2016.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended
	March 31
	2016	2015
Net sales	$315	$324
Segment income	46	38

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended March 31, 2016 compared to 2015

Net sales decreased primarily due to the pass-through of lower aluminum costs and the impact of foreign currency translation, partially offset by a 5% increase in sales unit volumes. Net sales would have been $12 higher using exchange rates in effect during the first quarter of 2015.
Segment income increased primarily due to higher sales unit volumes and $5 of lower aluminum premium costs, partially offset by the impact of foreign currency translation. Segment income would have been $2 higher using exchange rates in effect during the first quarter of 2015.

European Food

The European Food segment manufactures steel and aluminum food cans, ends and metal vacuum closures, and supplies a variety of customers from its operations primarily throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. In April 2014, the Company completed its acquisition of Mivisa and in June 2014 divested certain Crown and Mivisa operations as required for regulatory approval. The acquisition of Mivisa significantly increased the Company's presence in Spain, one of Europe's leading agricultural economies. In 2015, the Company announced the closure of two European Food facilities in an effort to reduce cost by eliminating excess capacity and consolidating manufacturing processes.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended
	March 31
	2016	2015
Net sales	$398	$431
Segment income	49	42

Three months ended March 31, 2016 compared to 2014

Net sales decreased primarily due to the impact of foreign currency translation and a 2% decrease in sales unit volumes. Net sales would have been $11 higher using exchange rates in effect during the first quarter of 2015.
Segment income increased due to improved cost performance, including the impact of recent restructuring and other actions, which more than offset the decrease in sales unit volumes.

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. In 2015, the Company announced that it began construction of a third beverage can plant in Cambodia. The Company currently expects the plant to begin commercial production in the second quarter of 2016. In China, the current industry supply of beverage cans exceeds demand, which has resulted in pricing pressure and negative impacts on the Company's profitability.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended
	March 31
	2016	2015
Net sales	$277	$310
Segment income	35	35

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended March 31, 2016 compared to 2015

Net sales decreased primarily due to $24 from lower selling prices from the pass-through of lower raw material costs and the impact of competitive price compression and also from the impact of foreign currency translation. Net sales would have been $11 higher using exchange rates in effect during the first quarter of 2015.

Segment income was comparable, mainly due to the impact of lower selling prices offset by improved customer mix.

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

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended
	March 31
	2016	2015
Net sales	$114	$155
Segment income	13	17

Three months ended March 31, 2016 compared to 2015

Net sales and segment income decreased primarily due to the divestiture of certain operations within the Company's European aerosol and specialty packaging businesses in 2015.

Corporate and Unallocated Expense

	Three Months Ended
	March 31
	2016	2015
Corporate and unallocated expense	$(38)	$(53)

For the three months ended March 31, 2016 compared to 2015, corporate and unallocated expense decreased primarily due to lower stock-based compensation expense and lower pension expense due to a change in approach to measuring service and interest costs. Additionally, the three months ended March 31, 2015 included a charge of $6 related to the impact of fair value adjustments for the sale of inventory acquired in the acquisition of Empaque.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended March 31, 2016 compared to 2015, cost of products sold (excluding depreciation and amortization) decreased from $1,660 to $1,521 primarily due to the impact of foreign currency translation and lower raw material costs, partially offset by the impact of the acquisition of Empaque. Cost of products sold would have been $68 higher for the three months ended March 31, 2016 using exchange rates in effect during 2015.

Depreciation and Amortization

For the three months ended March 31, 2016 compared to 2015, depreciation and amortization expense increased from $51 to $60 primarily due to fixed assets and intangible assets recorded in connection with the Company's acquisition of Empaque offset by the impact of foreign currency translation.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Selling and Administrative Expense

For the three months ended March 31, 2016 compared to 2015, selling and administrative expense decreased from $98 to $91 due to lower stock-compensation expense and the impact of foreign currency translation.

Interest Expense

For the three months ended March 31, 2016 compared to 2015, interest expense decreased from $65 to $64 primarily due to lower average debt outstanding.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2016 compared to 2015, net income attributable to noncontrolling interests increased from $18 to $20 primarily due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Cash from Operations

Cash flows used by operating activities increased from $287 for the three months ended March 31, 2015 to $408 in 2016 primarily due to an increase in receivables as compared to December 31, 2015. Days sales outstanding for trade receivables improved from 39 days in 2015 to 37 days in 2016 primarily due to a decrease of 6 days related to the derecognition of receivables under our securitization and factoring programs partially offset by an increase in payment terms.

Investing Activities

Cash used for investing activities decreased from $1,246 for the three months ended March 31, 2015 to $48 in 2016 primarily due to funds paid for the acquisition of Empaque in 2015. The Company currently expects capital expenditures for 2016 to be approximately $400.

Financing Activities

Financing activities provided cash of $886 for the three months ended March 31, 2015 compared to a use of cash of $4 in 2016 primarily due to higher net borrowings in 2015 to fund the acquisition of Empaque as described in Note J.

Liquidity

As of March 31, 2016, $177 of the Company's $257 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of certain foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $139 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of March 31, 2016, the Company had $789 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less borrowings of $369 and $42 of outstanding standby letters of credit.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Capital Resources

As of March 31, 2016, the Company has approximately $97 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs through external borrowings.

Contractual Obligations

During the first three months of 2016 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which information is incorporated herein by reference, except for the debt issuances and repayments described in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form
10-K for the year ended December 31, 2015 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the three months of 2016. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 with respect to goodwill.

Goodwill Impairment

In recent years, the Company’s European Aerosol and Specialty Packaging reporting unit has experienced declining operating results. Based on current projections, the Company continues to believe that the estimated fair value of the reporting unit exceeds its carrying values. If future operating results were to decline, causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge of up to $99 could be recorded.

Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note K and commitments and contingencies in Note L to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are not historical facts (including any statements concerning plans and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2016, see Note H to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2016, the Company had $2.7 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $7 million before tax.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities as part of publicly announced programs during the first three months of 2016.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended March 31, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Descriptions of Bourque and Salaerts Agreements

Bourque Employment Agreement and SERP Agreement

Effective May 1, 2016, the Company has entered into an employment agreement with Robert Bourque, Jr., who will serve as the Company’s President - Asia Pacific Division (the “Employment Agreement”). In addition, the Company has entered into a senior executive retirement agreement with Mr. Bourque, pursuant to which Mr. Bourque will participate in the Company’s Senior Executive Retirement Plan (the “SERP Agreement”) beginning May 1, 2016. The material terms of the Employment Agreement and the SERP Agreement are summarized below.

Employment Agreement

Term. Mr. Bourque’s initial term of employment under the Employment Agreement is for a period of one year and will automatically renew for one year terms unless either party gives written notice of non-renewal at least thirty days prior to any automatic renewal.

Base Salary and Bonus. Mr. Bourque’s starting annual base salary under the Employment Agreement will be $350,000. Mr. Bourque’s base salary will be reviewed and adjusted as appropriate in accordance with the Company’s regular compensation review practices. Additionally, Mr. Bourque will be eligible for a cash bonus in an amount to be determined in accordance with the Company’s existing annual cash incentive bonus plan or any successor bonus plan.

Crown Holdings, Inc.

Other Benefits. Mr. Bourque will be eligible to participate in the Company’s employee benefit plans and programs on the same terms and conditions as apply to the Company’s other executive officers generally, as in effect from time to time. In addition, Mr. Bourque will be entitled to a company-provide automobile and a housing allowance, each in accordance with the applicable Company policy, as in effect from time to time.

Severance Terms. Upon termination of Mr. Bourque’s employment by the Company without “cause” prior to a change in control of the Company, Mr. Bourque will be entitled to any unpaid base salary earned through the date of termination; a pro-rata incentive bonus for the year of termination determined based on the actual bonus, if any, he would have been paid for such year absent such termination; a lump-sum payment equal to his then-current base salary; and such retirement and other benefits earned and vested as of the date of his termination. Upon termination of Mr. Bourque’s employment by the Company without “cause” or by Mr. Bourque for “good reason,” in either case, during the 12-month period following a change in control of the Company, Mr. Bourque will be entitled to any unpaid base salary earned through the date of termination; a lump-sum payment equal to three times the sum of his then-current base salary and his average annual bonus for the three completed years prior to the year of such termination of employment; such retirement and other benefits earned and vested as of the date of his termination; and accelerated vesting and exercisability, as applicable, of all outstanding stock options and restricted stock.

SERP Agreement

Under the terms of the SERP Agreement, Mr. Bourque will be entitled to an annual retirement benefit equal to 2.0% of his average annual compensation for each of his first twenty years of service with the Company (measured from June 23, 1993) and 1.45% of his average annual compensation for each of his next 15 years of services, less the value of certain other retirement benefits to which Mr. Bourque is or may become entitled from the Company. Mr. Bourque’s vested annual retirement benefit under the SERP Agreement will be converted on an actuarial basis into a lump sum and paid to him in cash on the first day of the month following the later of his attainment of age 60 or his termination of employment or, if earlier, upon a change in control of the Company. The SERP Agreement also provides for a death benefit equal to five times Mr. Bourque’s vested annual retirement benefit. Mr. Bourque’s retirement and death benefits under the SERP Agreement shall vest, subject to his continuing employment, on the earlier of May 1, 2021, a change in control of the Company or his termination of employment due to death or total disability.

The foregoing descriptions of the Employment Agreement and the SERP Agreement are qualified in their entirety by reference to the full texts of the Employment Agreement and the SERP Agreement, which are filed as Exhibits to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Amendment to Salaerts Employment Agreement

In connection with the retirement of Jozef Salaerts on April 30, 2016, the Company amended its employment agreement with Mr. Salaerts, effective as of April 30, 2016, to extend the period during which Mr. Salaerts is prohibited from competing with the Company or soliciting its employees until December 31, 2018 and to provide for post-employment vesting of certain equity grants previously made to Mr. Salaerts. The amendment to Mr. Salaerts’ employment agreement is attached as an Exhibit to this Quarterly Report on Form 10-Q and is incorporated by reference herein.”

Submission of Matters to a Vote of Security Holders

(a)
Crown Holdings, Inc. (the “Company”) held its Annual Meeting of Shareholders on April 28, 2016 (the “Annual Meeting”). As of March 8, 2016, the record date for the meeting, 139,424,490 shares of Common Stock, par value $5.00 per share, of the Company (“Common Stock”) were issued and outstanding. A quorum of 123,884,101 shares of Common Stock were present or represented at the meeting.

(b)    The following individuals were nominated and elected to serve as directors:

Jenne K. Britell, John W. Conway, Timothy J. Donahue, Arnold W. Donald, William G. Little, Hans J. Löliger, James H. Miller, Josef M. Müller, Thomas A. Ralph, Caesar F. Sweitzer, Jim L. Turner and William S. Urkiel.

Crown Holdings, Inc.

At the Annual Meeting, the Company’s shareholders voted on the three matters below as follows:

1)Election of Directors.

Directors	Votes For	Votes Withheld	Broker Non-Vote

Jenne K. Britell	116,172,609	876,376	6,835,116

John W. Conway	116,309,732	739,253	6,835,116

Timothy J. Donahue	116,554,189	494,796	6,835,116

Arnold W. Donald	114,646,689	2,402,296	6,835,116

William G. Little	115,664,747	1,384,238	6,835,116

Hans J. Löliger	115,636,012	1,412,973	6,835,116

James H. Miller	116,823,908	225,077	6,835,116

Josef M. Müller	116,834,517	214,468	6,835,116

Thomas A. Ralph	116,136,683	912,302	6,835,116

Caesar F. Sweitzer	116,837,362	211,623	6,835,116

Jim L. Turner	115,441,291	1,607,694	6,835,116

William S. Urkiel	116,389,949	659,036	6,835,116

2)	Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the fiscal year ending December 31, 2016.

Votes For	Votes Against	Votes Abstaining
123,604,088	201,873	78,140

3)	Approval, by non-binding advisory vote, of the resolution on executive compensation as described in the Company’s 2016 Proxy Statement.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
104,379,452	11,269,577	1,399,956	6,835,116

Crown Holdings, Inc.

Item 6.    Exhibits

10.	First Amendment to Executive Employment Agreement, dated November 5, 2012, between Crown Holdings, Inc. and Jozef Salaerts, effective as of April 30, 2016.

10.2.	Executive Employment Agreement, effective May 1, 2016, between Crown Holdings, Inc. and Robert Bourque, Jr.

10.3.	Senior Executive Retirement Agreement, effective May 1, 2016, between Crown Holdings, Inc. and Robert Bourque, Jr.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: April 29, 2016