Form 10-Q
period 2016-06-30
CROWN HOLDINGS INC
filed 2016-07-29
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 139,676,156 shares of Common Stock outstanding as of July 29, 2016.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales	$2,142	$2,278	$4,035	$4,275
Cost of products sold, excluding depreciation and amortization	1,691	1,843	3,212	3,503
Depreciation and amortization	65	62	125	113
Selling and administrative expense	94	99	185	197
Restructuring and other	(3)	(3)	(1)	17
Income from operations	295	277	514	445
Loss from early extinguishments of debt	—	9	27	9
Interest expense	58	69	122	134
Interest income	(2)	(2)	(5)	(4)
Foreign exchange	(11)	(1)	(17)	5
Income before income taxes	250	202	387	301
Provision for income taxes	65	49	103	86
Net income	185	153	284	215
Net income attributable to noncontrolling interests	(16)	(11)	(36)	(29)
Net income attributable to Crown Holdings	$169	$142	$248	$186

Earnings per common share attributable to Crown Holdings:
Basic	$1.22	$1.03	$1.79	$1.35
Diluted	$1.21	$1.02	$1.78	$1.34

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net income	$185	$153	$284	$215

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(134)	4	(125)	(207)
Pension and other postretirement benefits	10	12	23	23
Derivatives qualifying as hedges	22	(8)	24	(10)
Total other comprehensive income (loss)	(102)	8	(78)	(194)

Total comprehensive income	83	161	206	21
Net income attributable to noncontrolling interests	(16)	(11)	(36)	(29)
Translation adjustments attributable to noncontrolling interests	—	(1)	—	1
Derivatives qualifying as hedges attributable to noncontrolling interests	(2)	1	(3)	1
Comprehensive income attributable to Crown Holdings	$65	$150	$167	$(6)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$370	$717
Receivables, net	929	912
Inventories	1,419	1,213
Prepaid expenses and other current assets	240	207
Total current assets	2,958	3,049

Goodwill and intangible assets, net	3,472	3,580
Property, plant and equipment, net	2,700	2,699
Other non-current assets	646	692
Total	$9,776	$10,020

Liabilities and equity
Current liabilities
Short-term debt	$37	$54
Current maturities of long-term debt	236	209
Accounts payable and accrued liabilities	2,554	2,645
Total current liabilities	2,827	2,908

Long-term debt, excluding current maturities	5,011	5,255
Postretirement and pension liabilities	672	767
Other non-current liabilities	643	655
Commitments and contingent liabilities (Note L)
Noncontrolling interests	305	291
Crown Holdings shareholders’ equity	318	144
Total equity	623	435
Total	$9,776	$10,020

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30
	2016	2015
Cash flows from operating activities
Net income	$284	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125	113
Restructuring and other	(1)	17
Pension expense	14	22
Pension contributions	(41)	(34)
Stock-based compensation	10	17
Changes in assets and liabilities:
Receivables	(2)	(96)
Inventories	(216)	(132)
Accounts payable and accrued liabilities	(100)	(168)
Other, net	(10)	31
Net cash provided by (used for) operating activities	63	(15)
Cash flows from investing activities
Capital expenditures	(143)	(111)
Purchase of business	—	(1,207)
Proceeds from sale of business	—	30
Other	18	(14)
Net cash used for investing activities	(125)	(1,302)
Cash flows from financing activities
Proceeds from long-term debt	304	1,421
Payments of long-term debt	(725)	(752)
Net change in revolving credit facility and short-term debt	138	96
Debt issue costs	(2)	(17)
Common stock issued	5	5
Common stock repurchased	(8)	(9)
Contributions from noncontrolling interests	1	—
Dividends paid to noncontrolling interests	(26)	(17)
Foreign exchange derivatives related to debt	32	(48)
Net cash provided by (used for) by financing activities	(281)	679
Effect of exchange rate changes on cash and cash equivalents	(4)	(39)
Net change in cash and cash equivalents	(347)	(677)
Cash and cash equivalents at January 1	717	965
Cash and cash equivalents at June 30	$370	$288

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2015	$929	$407	$1,782	$(2,765)	$(234)	$119	$268	$387
Net income			186			186	29	215
Other comprehensive income				(192)		(192)	(2)	(194)
Dividends paid to noncontrolling interests						—	(17)	(17)
Restricted stock awarded		(2)			2	—		—
Stock-based compensation		17				17		17
Common stock issued		4			1	5		5
Common stock repurchased		(8)			(1)	(9)		(9)
Balance at June 30, 2015	$929	$418	$1,968	$(2,957)	$(232)	$126	$278	$404

Balance at January 1, 2016	$929	$426	$2,175	$(3,154)	$(232)	$144	$291	$435
Net income			248			248	36	284
Other comprehensive income				(81)		(81)	3	(78)
Dividends paid to noncontrolling interests						—	(26)	(26)
Contribution from noncontrolling interests						—	1	1
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		10				10		10
Common stock issued		4			1	5		5
Common stock repurchased		(7)			(1)	(8)		(8)
Balance at June 30, 2016	$929	$432	$2,423	$(3,235)	$(231)	$318	$305	$623

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2016 and the results of its operations for the three and six months ended June 30, 2016 and 2015 and of its cash flows for the six months ended June 30, 2016 and 2015. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

Recently Issued Accounting Standards

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. The guidance is effective for the Company beginning in the first quarter of 2018 with early adoption permitted beginning in the first quarter of 2017. The Company will adopt this standard on a modified retrospective basis. The Company is still evaluating the impact of adopting this guidance on its financial position and results of operations.

In July 2015, the FASB issued new guidance related to the subsequent measurement of inventory. Under existing guidance, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin. The new guidance requires an entity to subsequently measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be effective for the Company on January 1, 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued new guidance on lease accounting. Under the new guidance lease classification criteria and income statement recognition is similar to current guidance; however, all leases with a lease term longer than one year will be recorded on the balance sheet through a right-of-use asset and a corresponding lease liability. The guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

In March 2016, the FASB issued new guidance on share-based payments. The new guidance includes provisions to simplify various aspects of how share-based payments are accounted for and presented in the financial statements. Under the current guidance, upon settlement tax benefits in excess of compensation costs ("windfalls") are recorded in equity and tax deficiencies are recorded in equity to the extent of previous windfalls. Under the new guidance all of the tax effects related to share-based payments at settlement will be recorded through the income statement. The guidance will be effective for the Company on January 1, 2017. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

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

D.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at December 31, 2014	$(1,781)	$(980)	$(4)	$(2,765)
Other comprehensive loss before reclassifications		(206)	(13)	(219)
Amounts reclassified from accumulated other comprehensive income	23		4	27
Other comprehensive income (loss)	23	(206)	(9)	(192)
Balance at June 30, 2015	$(1,758)	$(1,186)	$(13)	$(2,957)

Balance at December 31, 2015	$(1,690)	$(1,446)	$(18)	$(3,154)
Other comprehensive income (loss) before reclassifications		(125)	15	(110)
Amounts reclassified from accumulated other comprehensive income	23		6	29
Other comprehensive income (loss)	23	(125)	21	(81)
Balance at June 30, 2016	$(1,667)	$(1,571)	$3	$(3,235)

Crown Holdings, Inc.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Six Months Ended
Details about accumulated other	June 30		June 30		Affected line item in the
comprehensive income components	2016	2015	2016	2015	statement of operations
(Gains) losses on cash flow hedges
Commodities	$3	$5	$10	$4	Cost of products sold
	3	5	10	4	Income before taxes
	(1)	(1)	(3)	(1)	Provision for income taxes
	$2	$4	$7	$3	Net income

Foreign exchange	$2	$(1)	$4	$(1)	Net sales
	(1)	1	(5)	2	Cost of products sold
	1	—	(1)	1	Income before taxes
					Provision for income taxes
	$1	$—	$(1)	$1	Net income

Total losses on cash flow hedges	$3	$4	$6	$4

Amortization of defined benefit plan items
Actuarial losses	$27	$28	$56	$55	(a)
Prior service credit	(13)	(12)	(26)	(24)	(a)
	14	16	30	31	Income before taxes
	(3)	(4)	(7)	(8)	Provision for income taxes
	$11	$12	$23	$23	Net income

Total reclassifications for the period	$14	$16	$29	$27

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement cost. See Note N for further details.

E.	Stock-Based Compensation

A summary of restricted stock transactions during the six months ended June 30, 2016 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2016	1,778,275
Awarded:
Time-vesting shares	127,167
Performance-based shares	137,374
Released:
Time-vesting shares	(412,889)
Performance-based shares	(90,003)
Forfeitures:
Time-vesting shares	(19,551)
Performance-based shares	(161,415)
Non-vested stock awards outstanding at June 30, 2016	1,358,958

Crown Holdings, Inc.

The performance-based awards cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares originally awarded, and will be settled in stock. The market performance criteria is the Company's Total Shareholder Return ("TSR"), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies.

The time-vesting restricted and deferred stock awards vest ratably over three years or four years.

The weighted average grant-date fair value of the 2016 time-vesting stock awards was $51.04 and the performance-based stock awards was $51.18.

The fair value of the performance-based shares awarded in 2016 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 19.8%, an expected term of three years, and a weighted average risk-free interest rate of 1.22%.

At June 30, 2016, unrecognized compensation cost related to outstanding non-vested stock awards was $41. The weighted average period over which the expense is expected to be recognized is 2.3 years. The aggregate market value of the shares released on the vesting dates was $26.

F.	Receivables

	June 30, 2016	December 31, 2015
Accounts receivable	$816	$827
Less: allowance for doubtful accounts	(87)	(83)
Net trade receivables	729	744
Miscellaneous receivables	200	168
Receivables, net	$929	$912

The Company uses receivable securitization facilities in the normal course of business as part of managing its cash flows. In connection with certain receivable securitization facilities, the Company recognized a deferred purchase price of $102 which was included in prepaid expenses and other current assets in the Consolidated Balance Sheet at June 30, 2016. The net change in deferred purchase price receivable was reflected in the receivables line item in the Consolidated Statement of Cash Flows.

G.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	June 30, 2016	December 31, 2015
Raw materials and supplies	$638	$599
Work in process	153	129
Finished goods	628	485
	$1,419	$1,213

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except for ineffectiveness, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2016 mature between one and twenty-eight months.

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

Crown Holdings, Inc.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in cash flow hedges	June 30, 2016	June 30, 2016	June 30, 2016	June 30, 2016

Foreign exchange	$3	$3	$(1)	$1
Commodities	14	12	(2)	(7)
Total	$17	$15	$(3)	$(6)

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in cash flow hedges	June 30, 2015	June 30, 2015	June 30, 2015	June 30, 2015

Foreign exchange	$(3)	$(2)	$—	$(1)
Commodities	(9)	(11)	(4)	(3)
Total	$(12)	$(13)	$(4)	$(4)

For the six months ended June 30, 2016 and 2015, the Company recognized gains of $1 ($1 net of tax) and $2 ($2 net of tax) in earnings related to hedge ineffectiveness caused by volatility in the metal premium component of aluminum prices.

During the twelve month period ending June 30, 2017, a net gain of $7 ($5, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the six months ended June 30, 2016 and 2015 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the six months ended June 30, 2016.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of $4 and a loss of $5 for the three and six months ended June 30, 2016 and gain of $3 and a gain of $1 for the three and six months ended June 30, 2015. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $5 and a gain of $26 for the three and six months ended June 30, 2016 and a gain of $5 and a loss of $43 for the same period in 2015. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related underlying hedged items.

Crown Holdings, Inc.

During the six months ended June 30, 2016, certain commodity hedges did not meet the criteria for hedge accounting and therefore the change in their fair value during the quarter was recognized in earnings. For the three and six months ended June 30, 2016, the Company recognized a gain of $3 ($3 net of tax) in earnings related to these ineffective hedges.

Net Investment Hedges

The Company designates certain derivative and non-derivative financial instruments (debt) as hedges of its net investment in a euro-based subsidiary and recorded a gain of $27 ($22, net of tax) and a loss of $18 ($12, net of tax) in accumulated other comprehensive income during the three and six months ended June 30, 2016.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively.

	Balance Sheet classification	Fair Value hierarchy	June 30, 2016	December 31, 2015
Derivative assets
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$63	$32
Commodities	Other current assets	2	10	5
Commodities	Other non-current assets	2	3	2
Derivatives not designated as hedges:
Commodities	Other current assets	2	2	3
Commodities	Other non-current assets	2	2	—
	Total		$80	$42

Derivative liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$42	$14
Commodities	Accounts payable and accrued liabilities	2	7	26
Commodities	Other non-current liabilities	2	2	5
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	6	2
Commodities	Accounts payable and accrued liabilities	2	2	5
	Total		$59	$52

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

Crown Holdings, Inc.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at June 30, 2016
Derivative assets	$80	$16	$64
Derivative liabilities	59	16	43

Balance at December 31, 2015
Derivative assets	$42	$9	$33
Derivative liabilities	52	9	43

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notational values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 were:

	June 30, 2016	December 31, 2015
Derivatives in cash flow hedges:
Foreign exchange	$804	$922
Commodities	218	324
Derivatives in fair value hedges:
Foreign exchange	105	125
Derivatives not designated as hedges:
Foreign exchange	585	674
Commodities	89	57

I.	Restructuring and Other

The Company recorded restructuring and other charges as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Asset impairments and sales	$(5)	$(5)	$(7)	$1
Restructuring	2	1	3	1
Transaction costs	—	1	—	15
Other costs	—	—	3	—
	$(3)	$(3)	$(1)	$17

A summary of the outstanding accrual balances associated with current and prior restructuring actions is provided below.

2015 European Division Actions

Through June 30, 2016, the Company incurred charges of $17 related to the closure of two facilities in its European Food segment. The closures are expected to reduce cost by eliminating excess capacity and consolidating manufacturing processes.

The facility closures are expected to result in the reduction of approximately 280 employees when completed in 2016. The Company expects to incur $12 of future charges related to these actions.

The table below summarizes the restructuring accrual balances and utilization by cost type for these actions.

Crown Holdings, Inc.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2016	$17	$—	$17
Provision	—	—	—
Payments	(1)	—	(1)
Foreign currency translation	(1)	—	(1)
Balance at June 30, 2016	$15	$—	$15

Other Actions

At June 30, 2016 , the Company also had a restructuring accrual of $11 primarily related to prior actions to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. The Company expects to pay the liability through 2024 as certain employees have elected to receive payment as a fixed monthly sum over future years. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

J.    Debt

The Company's outstanding debt was as follows:

	June 30, 2016		December 31, 2015
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$37	$37	$54	$54

Long-term debt
Senior secured borrowings:
Revolving credit facilities	$148	$148	$—	$—
Term loan facilities
U.S. dollar at LIBOR + 1.75% due 2018	1,131	1,121	831	821
€665 Euro at EURIBOR + 1.75% due 2018	738	731	723	714
Farm credit facility at LIBOR + 2.00% due 2019	355	351	355	350
Senior notes and debentures:
U.S. dollar at 6.25% due 2021	—	—	700	694
€650 at 4.0% due 2022	722	714	706	697
U. S. dollar at 4.50% due 2023	1,000	990	1,000	989
€600 at 3.375% due 2025	666	656	652	642
U.S. dollar at 7.375% due 2026	350	346	350	346
U.S. dollar at 7.50% due 2096	45	45	45	45
Other indebtedness in various currencies	145	145	166	166
Total long-term debt	5,300	5,247	5,528	5,464
Less current maturities	(237)	(236)	(211)	(209)
Total long-term debt, less current maturities	$5,063	$5,011	$5,317	$5,255

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $5,443 at June 30, 2016 and $5,540 at December 31, 2015.

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

Crown Holdings, Inc.

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

During the six months ended June 30, 2016, the Company paid $9 to settle outstanding claims and had claims activity as follows:

Beginning claims	54,500
New claims	1,500
Settlements or dismissals	(1,000)
Ending claims	55,000

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2016.

As of June 30, 2016, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $259, including $213 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2025. The Company’s accrual excludes potential costs for claims beyond 2025 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the market for the supply of metal packaging products. The FCO’s investigation is ongoing. To date, the FCO has not officially charged the Company or any of its subsidiaries with any violations of competition law. The Company has commenced an internal investigation into the matter and has discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company is cooperating with the FCO and submitted a leniency application which disclosed the findings of its internal investigation to date and which may lead to the reduction of penalties that the FCO may impose. If the FCO finds that the Company or any of its subsidiaries violated competition law, the FCO has wide discretion to levy fines. At this stage of the investigation the Company believes that a loss is probable. However, the Company is unable to predict the ultimate outcome of the FCO’s investigation and is unable to estimate the loss or possible range of any additional losses that could be incurred, which could be material to the Company’s operating results and cash flows for the periods in which they are resolved or become reasonably estimable.

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

At June 30, 2016, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $7. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At June 30, 2016, the Company also had guarantees of $23 related to the residual values of leased assets.

Crown Holdings, Inc.

M.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net income attributable to Crown Holdings	$169	$142	$248	$186
Weighted average shares outstanding:
Basic	138.5	137.9	138.3	137.8
Dilutive stock options and restricted stock	0.8	1.4	0.9	1.4
Diluted	139.3	139.3	139.2	139.2
Basic earnings per share	$1.22	$1.03	$1.79	$1.35
Diluted earnings per share	$1.21	$1.02	$1.78	$1.34

For the three and six months ended June 30, 2016, 0.1 million and 0.4 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

N.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension benefits – U.S. plans	2016	2015	2016	2015
Service cost	$3	$4	$7	$9
Interest cost	12	15	25	31
Expected return on plan assets	(22)	(25)	(45)	(50)
Recognized net loss	13	13	25	25
Net periodic cost	$6	$7	$12	$15

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension benefits – Non-U.S. plans	2016	2015	2016	2015
Service cost	$5	$7	$11	$12
Interest cost	27	30	53	60
Expected return on plan assets	(41)	(43)	(82)	(85)
Recognized prior service credit	(3)	(4)	(6)	(7)
Recognized net loss	13	14	26	27
Net periodic cost	$1	$4	$2	$7

	Three Months Ended		Six Months Ended
	June 30		June 30
Other postretirement benefits	2016	2015	2016	2015
Service cost	$—	$—	$—	$—
Interest cost	1	2	2	4
Recognized prior service credit	(10)	(9)	(20)	(17)
Recognized net loss	1	2	2	3
Net periodic benefit	$(8)	$(5)	$(16)	$(10)

Crown Holdings, Inc.

During the six months ended June 30, 2016, the Company also recorded a pension settlement charge of $3 which is included in restructuring and other in the Consolidated Statement of Operations.

O.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
U.S. statutory rate at 35%	$88	$70	$136	$105
Tax on foreign income	(27)	(27)	(41)	(39)
Tax contingencies	1	1	1	8
Valuation allowance	—	2	2	5
Other items, net	3	3	5	7
Income tax provision	$65	$49	$103	$86

P.	Segment Information

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

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Americas Beverage	$706	$741	$1,349	$1,358
North America Food	168	170	314	330
European Beverage	401	422	716	746
European Food	462	492	860	923
Asia Pacific	281	310	558	620
Total reportable segments	2,018	2,135	3,797	3,977
Non-reportable segments	124	143	238	298
Total	$2,142	$2,278	$4,035	$4,275

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, the Company's specialty packaging business in Europe and the Company's tooling and equipment operations in the U.S. and United Kingdom.

Crown Holdings, Inc.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Americas Beverage	$18	$24	$33	$45
North America Food	7	1	13	2
European Beverage	—	—	1	—
European Food	20	24	36	51
Asia Pacific	—	—	—	—
Total reportable segments	45	49	83	98
Non-reportable segments	44	27	62	54
Total	$89	$76	$145	$152

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Americas Beverage	$106	$99	$210	$184
North America Food	20	23	32	47
European Beverage	75	66	121	104
European Food	67	68	116	110
Asia Pacific	39	39	74	74
Total reportable segments	$307	$295	$553	$519

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Segment income of reportable segments	$307	$295	$553	$519
Segment income of non-reportable segments	20	20	33	37
Corporate and unallocated items	(35)	(41)	(73)	(94)
Restructuring and other	3	3	1	(17)
Loss from early extinguishments of debt		(9)	(27)	(9)
Interest expense	(58)	(69)	(122)	(134)
Interest income	2	2	5	4
Foreign exchange	11	1	17	(5)
Income before income taxes	$250	$202	$387	$301

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs, fair value adjustments for the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness.

Crown Holdings, Inc.

Q.	Condensed Combining Financial Information

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary of the Company, has $350 principal amount of 7.375% senior notes due 2026 and $45 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt.

The following condensed combining financial statements:
•statements of comprehensive income for the three and six months ended June 30, 2016 and 2015,
•balance sheets as of June 30, 2016 and December 31, 2015, and
•statements of cash flows for the six months ended June 30, 2016 and 2015 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,142		$2,142
Cost of products sold, excluding depreciation and amortization			1,691		1,691
Depreciation and amortization			65		65
Selling and administrative expense		$3	91		94
Restructuring and other			(3)		(3)
Income from operations		(3)	298		295
Net interest expense		25	31		56
Foreign exchange			(11)		(11)
Income/(loss) before income taxes		(28)	278		250
Provision for / (benefit from) income taxes		(14)	79		65
Equity earnings / (loss) in affiliates	$169	145		$(314)	—
Net income	169	131	199	(314)	185
Net income attributable to noncontrolling interests			(16)		(16)
Net income attributable to Crown Holdings	$169	$131	$183	$(314)	$169

Comprehensive income	$65	$41	$118	$(141)	$83
Comprehensive income attributable to noncontrolling interests			(18)		(18)
Comprehensive income attributable to Crown Holdings	$65	$41	$100	$(141)	$65

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,278		$2,278
Cost of products sold, excluding depreciation and amortization			1,843		1,843
Depreciation and amortization			62		62
Selling and administrative expense		$3	96		99
Restructuring and other			(3)		(3)
Income from operations		(3)	280		277
Loss from early extinguishment of debt			9		9
Net interest expense		25	42		67
Foreign exchange			(1)		(1)
Income/(loss) before income taxes		(28)	230		202
Provision for / (benefit from) income taxes		(8)	57		49
Equity earnings / (loss) in affiliates	$142	131		$(273)	—
Net income	142	111	173	(273)	153
Net income attributable to noncontrolling interests			(11)		(11)
Net income attributable to Crown Holdings	$142	$111	$162	$(273)	$142

Comprehensive income	$150	$116	$181	$(286)	$161
Comprehensive income attributable to noncontrolling interests			(11)		(11)
Comprehensive income attributable to Crown Holdings	$150	$116	$170	$(286)	$150

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$4,035		$4,035
Cost of products sold, excluding depreciation and amortization			3,212		3,212
Depreciation and amortization			125		125
Selling and administrative expense		$5	180		185
Restructuring and other			(1)		(1)
Income from operations		(5)	519		514
Loss from early extinguishment of debt			27		27
Net interest expense		52	65		117
Foreign exchange			(17)		(17)
Income/(loss) before income taxes		(57)	444		387
Provision for / (benefit from) income taxes		(21)	124		103
Equity earnings / (loss) in affiliates	$248	222		$(470)	—
Net income	248	186	320	(470)	284
Net income attributable to noncontrolling interests			(36)		(36)
Net income attributable to Crown Holdings	$248	$186	$284	$(470)	$248

Comprehensive income	$167	$186	$263	$(410)	$206
Comprehensive income attributable to noncontrolling interests			(39)		(39)
Comprehensive income attributable to Crown Holdings	$167	$186	$224	$(410)	$167

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$4,275		$4,275
Cost of products sold, excluding depreciation and amortization			3,503		3,503
Depreciation and amortization			113		113
Selling and administrative expense		$5	192		197
Restructuring and other			17		17
Income from operations		(5)	450		445
Loss from early extinguishment of debt			9		9
Net interest expense		51	79		130
Foreign exchange			5		5
Income/(loss) before income taxes		(56)	357		301
Provision for / (benefit from) income taxes		(9)	95		86
Equity earnings / (loss) in affiliates	$186	188		$(374)	—
Net income	186	141	262	(374)	215
Net income attributable to noncontrolling interests			(29)		(29)
Net income attributable to Crown Holdings	$186	$141	$233	$(374)	$186

Comprehensive Income	$(6)	$38	$68	$(79)	$21
Comprehensive income attributable to noncontrolling interests			(27)		(27)
Comprehensive income attributable to Crown Holdings	$(6)	$38	$41	$(79)	$(6)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$370		$370
Receivables, net			929		929
Inventories			1,419		1,419
Prepaid expenses and other current assets	$1		239		240
Total current assets	1	—	2,957		2,958

Intercompany debt receivables			3,563	$(3,563)	—
Investments	2,955	$2,708		(5,663)	—
Goodwill and intangible assets			3,472		3,472
Property, plant and equipment, net			2,700		2,700
Other non-current assets		430	216		646
Total	$2,956	$3,138	$12,908	$(9,226)	$9,776

Liabilities and equity
Current liabilities
Short-term debt			$37		$37
Current maturities of long-term debt			236		236
Accounts payable and accrued liabilities	$12	$35	2,507		2,554
Total current liabilities	12	35	2,780		2,827

Long-term debt, excluding current maturities		391	4,620		5,011
Long-term intercompany debt	2,626	937		$(3,563)	—
Postretirement and pension liabilities			672		672
Other non-current liabilities		292	351		643
Commitments and contingent liabilities
Noncontrolling interests			305		305
Crown Holdings shareholders’ equity/(deficit)	318	1,483	4,180	(5,663)	318
Total equity/(deficit)	318	1,483	4,485	(5,663)	623
Total	$2,956	$3,138	$12,908	$(9,226)	$9,776

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(4)	$(52)	$124	(5)	$63
Cash flows from investing activities
Capital expenditures			(143)		(143)
Intercompany investing activities	150			$(150)	—
Other			18		18
Net cash provided by/(used for) investing activities	150	—	(125)	(150)	(125)
Cash flows from financing activities
Proceeds from long-term debt			304		304
Payments of long-term debt			(725)		(725)
Net change in revolving credit facility and short-term debt			138		138
Net change in long-term intercompany balances	(143)	52	91		—
Debt issue costs			(2)		(2)
Common stock issued	5				5
Common stock repurchased	(8)				(8)
Dividends paid			(155)	155	—
Contributions from noncontrolling interests			1		1
Dividend paid to noncontrolling interests			(26)		(26)
Foreign exchange derivatives related to debt			32		32
Net cash provided by/(used for) financing activities	(146)	52	(342)	155	(281)
Effect of exchange rate changes on cash and cash equivalents			(4)		(4)
Net change in cash and cash equivalents	—	—	(347)	—	(347)
Cash and cash equivalents at January 1			717		717
Cash and cash equivalents at June 30	$—	$—	$370	$—	$370

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$10	$(56)	$31		$(15)
Cash flows from investing activities
Capital expenditures			(111)		(111)
Purchase of business			(1,207)		(1,207)
Proceeds from sale of business			30		30
Intercompany investing activities	(862)	5	862	$(5)	—
Other			(14)		(14)
Net cash provided by/(used for) investing activities	(862)	5	(440)	(5)	(1,302)
Cash flows from financing activities
Proceeds from long-term debt			1,421		1,421
Payments of long-term debt			(752)		(752)
Net change in revolving credit facility and short-term debt			96		96
Net change in long-term intercompany balances	856	51	(907)		—
Debt issue costs			(17)		(17)
Common stock issued	5				5
Common stock repurchased	(9)				(9)
Dividends paid			(5)	5	—
Dividend paid to noncontrolling interests			(17)		(17)
Foreign exchange derivatives related to debt			(48)		(48)
Net cash provided by/(used for) financing activities	852	51	(229)	5	679
Effect of exchange rate changes on cash and cash equivalents			(39)		(39)
Net change in cash and cash equivalents	—	—	(677)	—	(677)
Cash and cash equivalents at January 1			965		965
Cash and cash equivalents at June 30	$—	$—	$288	$—	$288

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three and six months ended June 30, 2016 and 2015,

•	balance sheets as of June 30, 2016 and December 31, 2015, and

•	statements of cash flows for the six months ended June 30, 2016 and 2015 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$508	$1,634		$2,142
Cost of products sold, excluding depreciation and amortization			407	1,284		1,691
Depreciation and amortization			8	57		65
Selling and administrative expense		$2	33	59		94
Restructuring and other		(5)		2		(3)
Income from operations		3	60	232		295
Net interest expense		15	21	20		56
Technology royalty			(10)	10		—
Foreign exchange		(17)		(11)	$17	(11)
Income/(loss) before income taxes		5	49	213	(17)	250
Provision for / (benefit from) income taxes		2	15	54	(6)	65
Equity earnings / (loss) in affiliates	$169	33	97		(299)	—
Net income	169	36	131	159	(310)	185
Net income attributable to noncontrolling interests				(16)		(16)
Net income attributable to Crown Holdings	$169	$36	$131	$143	$(310)	$169

Comprehensive income	$65	$39	$41	$37	$(99)	$83
Comprehensive income attributable to noncontrolling interests				(18)		(18)
Comprehensive income attributable to Crown Holdings	$65	$39	$41	$19	$(99)	$65

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$542	$1,736		$2,278
Cost of products sold, excluding depreciation and amortization			433	1,410		1,843
Depreciation and amortization			8	54		62
Selling and administrative expense		$3	36	60		99
Restructuring and other			2	(5)		(3)
Income from operations		(3)	63	217		277
Loss from early extinguishment of debt		9				9
Net interest expense		24	23	20		67
Technology royalty			(10)	10		—
Foreign exchange		8		(1)	(8)	(1)
Income/(loss) before income taxes		(44)	50	188	8	202
Provision for / (benefit from) income taxes		(17)	23	40	3	49
Equity earnings / (loss) in affiliates	$142	38	84		$(264)	—
Net income	142	11	111	148	(259)	153
Net income attributable to noncontrolling interests				(11)		(11)
Net income attributable to Crown Holdings	$142	$11	$111	$137	$(259)	$142

Comprehensive income	$150	$13	$116	$162	$(280)	$161
Comprehensive income attributable to noncontrolling interests				(11)		(11)
Comprehensive income attributable to Crown Holdings	$150	$13	$116	$151	$(280)	$150

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$955	$3,080		$4,035
Cost of products sold, excluding depreciation and amortization			770	2,442		3,212
Depreciation and amortization			16	109		125
Selling and administrative expense		$5	68	112		185
Restructuring and other		(5)	4			(1)
Income from operations		—	97	417		514
Loss from early extinguishment of debt		27				27
Net interest expense		35	43	39		117
Technology royalty			(19)	19		—
Foreign exchange		15		(17)	$(15)	(17)
Income/(loss) before income taxes		(77)	73	376	15	387
Provision for / (benefit from) income taxes		(29)	29	98	5	103
Equity earnings / (loss) in affiliates	$248	97	142		(487)	—
Net income	248	49	186	278	(477)	284
Net income attributable to noncontrolling interests				(36)		(36)
Net income attributable to Crown Holdings	$248	$49	$186	$242	$(477)	$248

Comprehensive Income	$167	$55	$186	$209	$(411)	$206
Comprehensive income attributable to noncontrolling interests				(39)		(39)
Comprehensive income attributable to Crown Holdings	$167	$55	$186	$170	$(411)	$167

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,028	$3,247		$4,275
Cost of products sold, excluding depreciation and amortization			820	2,683		3,503
Depreciation and amortization			16	97		113
Selling and administrative expense		$5	78	114		197
Restructuring and other			2	15		17
Income from operations		(5)	112	338		445
Loss from early extinguishment of debt		9				9
Net interest expense		44	46	40		130
Technology royalty			(19)	19		—
Foreign exchange		8		5	$(8)	5
Income/(loss) before income taxes		(66)	85	274	8	301
Provision for / (benefit from) income taxes		(25)	46	62	3	86
Equity earnings / (loss) in affiliates	$186	88	102		(376)	—
Net income	186	47	141	212	(371)	215
Net income attributable to noncontrolling interests				(29)		(29)
Net income attributable to Crown Holdings	$186	$47	$141	$183	$(371)	$186

Comprehensive income	$(6)	$53	$38	$20	$(84)	$21
Comprehensive income attributable to noncontrolling interests				(27)		(27)
Comprehensive income attirbutable to Crown Holdings	$(6)	$53	$38	$(7)	$(84)	$(6)

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$69		$301		$370
Receivables, net		4	$9	916		929
Intercompany receivables			19	8	$(27)	—
Inventories			316	1,103		1,419
Prepaid expenses and other current assets	$1	1	10	228		240
Total current assets	1	74	354	2,556	(27)	2,958

Intercompany debt receivables		2,800	3,401	682	(6,883)	—
Investments	2,955	2,293	787		(6,035)	—
Goodwill and intangible assets			469	3,003		3,472
Property, plant and equipment, net		1	415	2,284		2,700
Other non-current assets		5	445	196		646
Total	$2,956	$5,173	$5,871	$8,721	$(12,945)	$9,776

Liabilities and equity
Current liabilities
Short-term debt				$37		$37
Current maturities of long-term debt		$122		114		236
Accounts payable and accrued liabilities	$12	29	$578	1,935		2,554
Intercompany payables			8	19	$(27)	—
Total current liabilities	12	151	586	2,105	(27)	2,827

Long-term debt, excluding current maturities		2,410	391	2,210		5,011
Long-term intercompany debt	2,626	1,298	2,769	190	(6,883)	—
Postretirement and pension liabilities			341	331		672
Other non-current liabilities			301	342		643
Commitments and contingent liabilities
Noncontrolling interests				305		305
Crown Holdings shareholders’ equity/(deficit)	318	1,314	1,483	3,238	(6,035)	318
Total equity/(deficit)	318	1,314	1,483	3,543	(6,035)	623
Total	$2,956	$5,173	$5,871	$8,721	$(12,945)	$9,776

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(4)	$(49)	$92	$38	$(14)	$63
Cash flows from investing activities
Capital expenditures			(50)	(93)		(143)
Intercompany investing activities	150		150		(300)	—
Other			10	8		18
Net cash provided by/(used for) investing activities	150	—	110	(85)	(300)	(125)
Cash flows from financing activities
Proceeds from long-term debt		300		4		304
Payments of long-term debt		(700)		(25)		(725)
Net change in revolving credit facility and short-term debt		75		63		138
Net change in long-term intercompany balances	(143)	341	(202)	4		—
Debt issue costs		(2)				(2)
Common stock issued	5					5
Common stock repurchased	(8)					(8)
Dividends paid				(314)	314	—
Contributions from noncontrolling interests				1		1
Dividends paid to noncontrolling interests				(26)		(26)
Foreign exchange derivatives related to debt				32		32
Net cash provided by/(used for) financing activities	(146)	14	(202)	(261)	314	(281)
Effect of exchange rate changes on cash and cash equivalents				(4)		(4)
Net change in cash and cash equivalents	—	(35)	—	(312)	—	(347)
Cash and cash equivalents at January 1		104		613		717
Cash and cash equivalents at June 30	$—	$69	$—	$301	$—	$370

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$10	$(29)	$64	$(60)		$(15)
Cash flows from investing activities
Capital expenditures			(21)	(90)		(111)
Purchase of business				(1,207)		(1,207)
Proceeds from sale of business				30		30
Intercompany investing activities	(862)	2	9	862	$(11)	—
Other			(10)	(4)		(14)
Net cash provided by/(used for) investing activities	(862)	2	(22)	(409)	(11)	(1,302)
Cash flows from financing activities
Proceeds from long-term debt		750		671		1,421
Payments of long-term debt		(675)		(77)		(752)
Net change in revolving credit facility and short-term debt		40		56		96
Net change in long-term intercompany balances	856	(150)	(42)	(664)		—
Debt issue costs		(9)		(8)		(17)
Common stock issued	5					5
Common stock repurchased	(9)					(9)
Dividends paid				(11)	11	—
Dividends paid to noncontrolling interests				(17)		(17)
Foreign exchange derivatives related to debt				(48)		(48)
Net cash provided by/(used for) financing activities	852	(44)	(42)	(98)	11	679
Effect of exchange rate changes on cash and cash equivalents				(39)		(39)
Net change in cash and cash equivalents	—	(71)	—	(606)	—	(677)
Cash and cash equivalents at January 1		128		837		965
Cash and cash equivalents at June 30	$—	$57	$—	$231	$—	$288

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2016 compared to 2015 and changes in financial condition and liquidity from December 31, 2015. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In recent years, beverage can sales unit volumes in the Company's mature markets have been stable to slightly declining in the U.S. and Canada and slightly increasing in Western European markets. Beverage can volume has generally continued to grow in emerging markets driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. Global food and aerosol can sales unit volumes have been stable to declining in recent years primarily due to lower consumer spending. While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company monitors capacity across all of its businesses and, where necessary, may take action such as closing a plant or reducing headcount to better manage its costs. Any or all of these actions may result in additional restructuring charges in the future which may be material.

As part of the Company's efforts to manage cost, it attempts to pass-through increases in the cost of aluminum and steel to its customers. Aluminum and steel prices can be subject to significant volatility and there has not been a consistent and predictable trend in pricing.

In 2016, the Company expects to utilize cash flow to reduce leverage. The Company will also continue to evaluate select growth opportunities through capacity additions in existing plants, new plants in markets that it already knows and understands, and potential strategic acquisitions in geographic areas and product lines in which it already operates or that complement its existing businesses. In response to increasing global customer demand for beverage cans in non-standard sizes, commonly called "specialty cans," the Company intends to continue to make investments in converting existing capacity or adding new capacity for non-standard can sizes. The Company currently expects to use a portion of its cash flow in 2016 to repay debt, and cash flows generated from the Company's operations may also be reinvested in the business, used for acquisitions (which may increase the Company’s leverage), or returned to shareholders through share repurchases or possible future dividends.

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

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales	$2,142	$2,278	$4,035	$4,275
Beverage cans and ends as a percentage of net sales	59%	59%	59%	58%
Food cans and ends as a percentage of net sales	26%	26%	25%	26%

Three months ended June 30, 2016 compared to 2015

Net sales decreased primarily due to the impact of foreign currency translation and the pass-through of lower material costs. Net sales would have been $60 higher using exchange rates in effect during 2015.

Six months ended June 30, 2016 compared to 2015

Net sales decreased primarily due to the impact of foreign currency translation and the pass-through of lower material costs, partially offset by the impact of an additional six weeks of Empaque results, which was acquired in February 2015. Net sales would have been $145 higher using exchange rates in effect during 2015.

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

The Company has announced plans to construct new beverage can plants in Nichols, New York and Monterrey, Mexico. To meet customers' demand for specialty beverage cans in North America, the Nichols plant will be capable of producing multiple can sizes and is expected to be operational in the first quarter of 2017. The Monterrey plant will also be capable of producing multiple can sizes and is expected to be operational late in the fourth quarter of 2016. In addition, the Company has announced plans to expand production capacity in Colombia which is expected to be operational in the second quarter of 2017.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales	$706	$741	$1,349	$1,358
Segment income	106	99	210	184

Three months ended June 30, 2016 compared to 2015

Net sales decreased primarily due to the impact of foreign currency translation partially offset by higher sales unit volumes. Net sales would have been $40 higher using exchange rates in effect during 2015.

Segment income increased primarily due to higher sales unit volumes and a benefit of $6 from lower aluminum premium costs in Brazil, partially offset by the impact of foreign currency translation. Segment income would have been $6 higher using exchange rates in effect during 2015.

Six months ended June 30, 2016 compared to 2015

Net sales decreased primarily due the impact of foreign currency translation and the pass-through of lower material costs partially offset by a 7% increase in sales unit volumes, which includes the impact of Empaque for an additional six weeks. Net sales would have been $83 higher using exchange rates in effect during 2015.

Segment income increased primarily due to $30 from higher sales unit volumes, including the impact of Empaque and a benefit of $10 from lower aluminum premium costs in Brazil, partially offset by the impact of foreign currency translation. Segment income would have been $12 higher using exchange rates in effect during 2015.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S., Canada and Mexico. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years. In 2015, the Company announced the closure of two North America food can plants to more appropriately align capacity with customer demand and reduce costs.

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales	$168	$170	$314	$330
Segment income	20	23	32	47

Three months ended June 30, 2016 compared to 2015

Net sales and segment income decreased primarily due to lower sales unit volumes.

Six months ended June 30, 2016 compared to 2015

Net sales decreased primarily due to pass-through of lower tinplate costs, lower sales unit volumes and the impact of foreign currency translation. Net sales would have been $9 higher using exchange rates in effect during 2015.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Segment income decreased primarily due to lower sales unit volume, including the loss of a customer during 2015, the impact of steel purchased in 2015 being converted and sold at lower prevailing prices in 2016 and inflation on non-steel input costs.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing.

In 2015, the Company announced plans to invest in a second line at its Osmaniye, Turkey plant in response to growing demand. The new line will be capable of producing multiple can sizes and is expected to be operational late in the fourth quarter of 2016. In addition, the Company announced plans to begin installation of a second high-speed aluminum beverage can line at its Custines, France facility. Commercial startup of the line is expected in the second quarter of 2017 and will complete that plant's conversion from steel to aluminum.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales	$401	$422	$716	$746
Segment income	75	66	121	104

Three months ended June 30, 2016 compared to 2015

Net sales decreased primarily due to the pass-through of lower aluminum costs, the impact of foreign currency translation and a net 2% decline in sales unit volumes as lower sales unit volume in the Middle East was partially offset by higher sales unit volumes in Southern and Eastern Europe. Net sales would have been $8 higher using exchange rates in effect during 2015.
Segment income increased primarily due to lower aluminum premium costs, partially offset by the impact of foreign currency translation. Segment income would have been $3 higher using exchange rates in effect during 2015.

Six months ended June 30, 2016 compared to 2015

Net sales decreased primarily due to the pass-through of lower aluminum costs and the impact of foreign currency translation, partially offset by a 1% increase in sales unit volumes. Net sales would have been $20 higher using exchange rates in effect during 2015.

Segment income increased primarily due to lower aluminum premium costs and increased sales unit volume, partially offset by the impact of foreign currency translation. Segment income would have been $5 higher using exchange rates in effect during 2015.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales	$462	$492	$860	$923
Segment income	67	68	116	110

Three months ended June 30, 2016 compared to 2015

Net sales decreased primarily due to $21 from product and geographic mix and $11 from the pass-through of lower tinplate costs, partially offset by the impact of foreign currency translation.
Segment income was comparable, mainly due to improved cost performance offsetting the impact of product and geographic mix.

Six months ended June 30, 2016 compared to 2015

Net sales decreased primarily due to $34 from product and geographic mix, $20 from the pass-through of lower tinplate costs and the impact of foreign currency translation. Net sales would have been $9 higher using exchange rates in effect during 2015.
Segment income increased due to improved cost performance, including the impact of recent restructuring and other actions.

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. The Company's third beverage can plant in Cambodia began commercial production in the second quarter of 2016. In China, the current industry supply of beverage cans exceeds demand, which has resulted in pricing pressure and negative impacts on the Company's profitability. In response to the current situation in China, the Company continues to evaluate its strategic alternatives which may include future restructuring actions which could be material.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales	$281	$310	$558	$620
Segment income	39	39	74	74

Three months ended June 30, 2016 compared to 2015

Net sales decreased due to $21 from reduced selling prices including the pass-through of lower raw material costs, the impact of foreign currency translation and lower sales unit volume in China, partially offset by higher sales unit volume in Southeast Asia. Net sales would have been $8 higher using exchange rates in effect during 2015.

Segment income was comparable, mainly due to the the impact of reduced selling prices offset by improved geographic mix.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Six months ended June 30, 2016 compared to 2015

Net sales decreased primarily due to $46 from lower selling prices from the pass-through of lower raw material costs, the impact of competitive price compression and foreign currency translation, partially offset by higher sales unit volumes. Net sales would have been $19 higher using exchange rates in effect during 2015.

Segment income was comparable, mainly due to the impact of lower selling prices offset by improved geographic mix and higher sales unit volumes.

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

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales	$124	$143	$238	$298
Segment income	20	20	33	37

Three months ended June 30, 2016 compared to 2015

Net sales decreased $7 due to lower sales in the Company's European aerosol and specialty packaging businesses due to the sale of four industrial specialty packaging plants, $8 from lower equipment sales, $2 from lower sales in the North America aerosol business, including the pass-through of lower tinplate prices and the impact of foreign currency translation. Net sales would have been $2 higher using exchange rates in effect during 2015.

Segment income was comparable as pricing pressure in the North America aerosol business was offset by improved cost performance in the European aerosol and specialty packaging business.

Six months ended June 30, 2016 compared to 2015

Net sales decreased $36 due to the divestiture of certain operations within the Company's European aerosol and specialty packaging businesses in 2015, $5 from lower equipment sales, $7 from lower sales in the North America aerosol business, including the pass-through of lower tinplate prices and the impact of foreign currency translation. Net sales would have been $5 higher using exchange rates in effect during the first six months of 2015.

Segment income decreased $2 due to the divestiture of certain operations within the Company's European aerosol and specialty packaging businesses in 2015 and $6 from pricing pressure in the North America aerosol business offset by improved cost performance in the European aerosol and specialty packaging business.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Corporate and Unallocated Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Corporate and unallocated expense	$(35)	$(41)	$(73)	$(94)

For the three and six months ended June 30, 2016 compared to 2015, corporate and unallocated expense decreased primarily due to lower pension expense due to a change in approach to measuring service and interest costs. Additionally, corporate and unallocated decreased during the six months ended June 30, 2016 compared to June 30, 2015 due to lower stock-based compensation expense and a charge of $6 related to fair value adjustments for the sale of inventory acquired in the acquisition of Empaque in 2015.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three and six months ended June 30, 2016 compared to 2015, cost of products sold (excluding depreciation and amortization) decreased from $1,843 to $1,691 and from $3,503 to $3,212 primarily due to the impact of foreign currency translation and lower raw material costs. For the six months ended June 30, 2016, the impact of the Empaque acquisition partially offset the impact of foreign currency translation and lower raw material costs. Cost of products sold would have been $44 and $112 higher for the three and six months ended June 30, 2016 using exchange rates in effect during 2015.

Depreciation and Amortization

For the three and six months ended June 30, 2016 compared to 2015, depreciation and amortization expense increased from $62 to $65 and from $113 to $125. The increase for the six months ended June 30, 2016 compared to 2015 is primarily due to the Company's acquisition of Empaque.

Selling and Administrative Expense

For the three months ended June 30, 2016 compared to 2015, selling and administrative expense decreased from $99 to $94 primarily due to the impact of foreign currency translation.

For the six months ended June 30, 2016 compared to 2015, selling and administrative expense decreased from $197 to $185 primarily due to lower stock-compensation expense and the impact of foreign currency translation.

Interest Expense

For the three and six months ended June 30, 2016 compared to 2015, interest expense decreased from $69 to $58 and from $134 to $122 primarily due to lower average debt outstanding partially offset by higher interest rates.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Income before income taxes	$250	$202	$387	$301
Provision for income taxes	65	49	103	86
Effective income tax rate	26%	24%	27%	29%

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

The Company's effective income tax rate increased for the three months ended June 30, 2016 compared to 2015 due to the benefit of local tax deductions for foreign exchange losses in Brazil on U.S. dollar borrowings in 2015.

The Company's effective income tax rate decreased for the six months ended June 30, 2016 due to a charge of $8 in 2015 related to an unfavorable Spanish tax court ruling in a case not directly involving the Company, partially offset by the benefit of local tax deductions for foreign exchange losses in Brazil on U.S. dollar borrowings in 2015.

As of June 30, 2016, the Company maintains a full valuation allowance of approximately $35 against its net deferred tax assets in Canada.  While the Company’s Canadian operations have recently generated profits, given the history of operating losses, at this time, the Company does not believe that there is sufficient positive evidence to support reversal of the valuation allowance.  However, it is reasonably possible that in the near term, sufficient positive evidence may become available to allow the Company to reach a conclusion that some or all of the valuation allowance is no longer needed.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2016 compared to 2015, net income attributable to noncontrolling interests increased from $11 to $16 and $29 to $36 primarily due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Cash from Operations

Operating activities used cash of $15 for the six months ended June 30, 2015 and provided cash of $63 for the six months ended June 30, 2016 primarily due to working capital improvements.

Days sales outstanding for trade receivables improved from 36 days at June 30, 2015 to 35 days at June 30, 2016 primarily due to an 6 day decrease related to the derecognition of receivables under the Company's securitization and factoring programs offset by a day increase from higher sales unit volumes in certain geographic location.

Inventory turnover was 70 days at June 30, 2015 compared to 72 days at June 30, 2016. Inventory turnover at June 30, 2016 increased compared to 63 days at December 31, 2015 due to seasonality in the Company's food and beverage can packaging businesses. The food packaging business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.

Investing Activities

Cash used for investing activities decreased from $1,302 for the six months ended June 30, 2015 to $125 in 2016 primarily due to funds paid for the acquisition of Empaque in 2015 partially offset by an increase in capital expenditures. The Company currently expects capital expenditures for 2016 to be approximately $450.

Financing Activities

Financing activities provided cash of $679 for the six months ended June 30, 2015 and used cash of $281 in 2016 primarily due to higher net borrowings in 2015 to fund the acquisition of Empaque and a cash inflow to settle foreign currency derivatives used to hedge intercompany debt obligations in 2016 compared to an outflow in 2015.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Liquidity

As of June 30, 2016, $288 of the Company's $370 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of certain foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $240 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of June 30, 2016, the Company had $1,010 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less borrowings of $148 and $42 of outstanding standby letters of credit. The Company could borrow this amount without violating its existing debt covenants.

Capital Resources

As of June 30, 2016, the Company had approximately $125 of capital commitments primarily related to its Americas and European Beverage segments. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs through external borrowings.

Contractual Obligations

During the first six months of 2016 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which information is incorporated herein by reference, except for the debt issuances and repayments described in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form
10-K for the year ended December 31, 2015 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the first six months of 2016. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 with respect to goodwill.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Goodwill Impairment

As of December 31, 2015, the estimated fair value of the European Aerosols and Specialty Packaging reporting unit was 23% higher than its carrying value. The reporting unit operates in a low-growth environment with multiple competitors, which could result in lower selling prices. In addition, shifts in consumer demand could result in lower volumes. While the Company believes current Adjusted EBITDA projections are reasonable, the reporting unit’s ability to maintain or grow Adjusted EBITDA could be negatively impacted by the above factors. If Adjusted EBITDA decreased by 10%, the fair value of the reporting unit would approximate carrying value. To the extent future operating results were to decline causing the estimated fair value to fall below carrying value, it is possible that an impairment charge of up to $93 could be recorded.

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2016, see Note H to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Crown Holdings, Inc.

As of June 30, 2016, the Company had $2.4 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $6 million before tax.

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

The vote by the United Kingdom to leave the European Union could adversely affect us.

On June 23, 2016, the U.K. voted to leave the European Union (E.U.) (referred to as Brexit), which could cause disruptions to and create uncertainty surrounding the Company's business, including affecting relationships with existing and future customers, suppliers and employees. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets the Company serves and the tax jurisdictions in which the Company operates and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities as part of publicly announced programs during the first six months of 2016.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the six months ended June 30, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On July 29, 2016, Rose Lee was elected to serve on the Board of Directors of the Company and was named to the Company's Audit Committee. Ms. Lee currently serves as President, DuPont Protection Solutions, a global business segment of E.I. duPont de Nemours and Company. There are no arrangements between Ms. Lee and any other person pursuant to which Ms. Lee was elected to serve as a director of the Company, nor are there any transactions in which the Company is a participant in which Ms. Lee has a direct or indirect material interest.

Crown Holdings, Inc.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: July 29, 2016