Form 10-Q
period 2016-09-30
CROWN HOLDINGS INC
filed 2016-10-28
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
There were 139,797,217 shares of Common Stock outstanding as of October 26, 2016.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net sales	$2,326	$2,460	$6,361	$6,735
Cost of products sold, excluding depreciation and amortization	1,838	1,984	5,050	5,487
Depreciation and amortization	63	61	188	174
Selling and administrative expense	90	94	275	291
Restructuring and other	20	40	19	57
Income from operations	315	281	829	726
Loss from early extinguishments of debt	10	—	37	9
Interest expense	59	68	181	202
Interest income	(3)	(4)	(8)	(8)
Foreign exchange	(5)	9	(22)	14
Income before income taxes	254	208	641	509
Provision for income taxes	48	48	151	134
Net income	206	160	490	375
Net income attributable to noncontrolling interests	(23)	(19)	(59)	(48)
Net income attributable to Crown Holdings	$183	$141	$431	$327

Earnings per common share attributable to Crown Holdings:
Basic	$1.32	$1.02	$3.11	$2.37
Diluted	$1.31	$1.01	$3.09	$2.35

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net income	$206	$160	$490	$375

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(45)	(153)	(170)	(360)
Pension and other postretirement benefits	2	25	25	48
Derivatives qualifying as hedges	2	(7)	26	(17)
Total other comprehensive loss	(41)	(135)	(119)	(329)

Total comprehensive income	165	25	371	46
Net income attributable to noncontrolling interests	(23)	(19)	(59)	(48)
Translation adjustments attributable to noncontrolling interests	—	2	—	3
Derivatives qualifying as hedges attributable to noncontrolling interests	1	1	(2)	2
Comprehensive income attributable to Crown Holdings	$143	$9	$310	$3

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$526	$717
Receivables, net	1,047	912
Inventories	1,300	1,213
Prepaid expenses and other current assets	217	207
Total current assets	3,090	3,049

Goodwill and intangible assets, net	3,450	3,580
Property, plant and equipment, net	2,746	2,699
Other non-current assets	677	692
Total	$9,963	$10,020

Liabilities and equity
Current liabilities
Short-term debt	$49	$54
Current maturities of long-term debt	121	209
Accounts payable and accrued liabilities	2,627	2,645
Total current liabilities	2,797	2,908

Long-term debt, excluding current maturities	5,097	5,255
Postretirement and pension liabilities	638	767
Other non-current liabilities	652	655
Commitments and contingent liabilities (Note L)
Noncontrolling interests	310	291
Crown Holdings shareholders’ equity	469	144
Total equity	779	435
Total	$9,963	$10,020

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30
	2016	2015
Cash flows from operating activities
Net income	$490	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188	174
Restructuring and other	19	57
Pension expense	21	35
Pension contributions	(81)	(54)
Stock-based compensation	15	22
Changes in assets and liabilities:
Receivables	(131)	(201)
Inventories	(95)	(10)
Accounts payable and accrued liabilities	(42)	(94)
Other, net	(8)	11
Net cash provided by operating activities	376	315
Cash flows from investing activities
Capital expenditures	(244)	(176)
Purchase of business	—	(1,207)
Proceeds from sale of business	—	33
Net investment hedge settlements	—	(11)
Other	16	(13)
Net cash used for investing activities	(228)	(1,374)
Cash flows from financing activities
Proceeds from long-term debt	1,379	1,435
Payments of long-term debt	(1,810)	(780)
Net change in revolving credit facility and short-term debt	108	34
Debt issue costs	(16)	(18)
Common stock issued	8	5
Common stock repurchased	(8)	(9)
Contributions from noncontrolling interests	1	3
Dividends paid to noncontrolling interests	(43)	(21)
Foreign exchange derivatives related to debt	53	(38)
Net cash (used for) provided by by financing activities	(328)	611
Effect of exchange rate changes on cash and cash equivalents	(11)	(51)
Net change in cash and cash equivalents	(191)	(499)
Cash and cash equivalents at January 1	717	965
Cash and cash equivalents at September 30	$526	$466

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2015	$929	$407	$1,782	$(2,765)	$(234)	$119	$268	$387
Net income			327			327	48	375
Other comprehensive income				(324)		(324)	(5)	(329)
Dividends paid to noncontrolling interests						—	(21)	(21)
Contribution from noncontrolling interests						—	3	3
Restricted stock awarded		(2)			2	—		—
Stock-based compensation		22				22		22
Common stock issued		4			1	5		5
Common stock repurchased		(8)			(1)	(9)		(9)
Balance at September 30, 2015	$929	$423	$2,109	$(3,089)	$(232)	$140	$293	$433

Balance at January 1, 2016	$929	$426	$2,175	$(3,154)	$(232)	$144	$291	$435
Net income			431			431	59	490
Other comprehensive income				(121)		(121)	2	(119)
Dividends paid to noncontrolling interests						—	(43)	(43)
Contribution from noncontrolling interests						—	1	1
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		15				15		15
Common stock issued		6			2	8		8
Common stock repurchased		(7)			(1)	(8)		(8)
Balance at September 30, 2016	$929	$439	$2,606	$(3,275)	$(230)	$469	$310	$779

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2016 and the results of its operations for the three and nine months ended September 30, 2016 and 2015 and of its cash flows for the nine months ended September 30, 2016 and 2015. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

Recently Issued Accounting Standards

In May 2014, the FASB issued new guidance related to how an entity should recognize revenue. The guidance specifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the guidance expands the required disclosures related to revenue and cash flows from contracts with customers. In the first quarter of 2018, the Company will adopt this standard on a modified retrospective basis. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

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

In March 2016, the FASB issued new guidance on share-based payments. The new guidance includes provisions to simplify various aspects of how share-based payments are accounted for and presented in the financial statements. Under the current guidance, upon settlement tax benefits in excess of compensation costs ("windfalls") are recorded in equity and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls. Under the new guidance all of the tax effects related to share-based payments at settlement will be recorded through the income statement. The guidance will be effective for the Company on January 1, 2017. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and payments on the statement of cash flows. Under the new guidance, cash payments resulting from debt prepayment or extinguishment will be classified as cash outflows from financing activities. In addition, beneficial interests obtained in a securitization of

Crown Holdings, Inc.

financial assets should be disclosed as a noncash activity and cash receipts from the beneficial interests should be classified as cash inflows from investing activities. Under existing guidance, the Company classifies cash receipts from beneficial interests in securitized receivables and cash payments resulting from debt prepayment or extinguishment as cash flows from operating activities. The guidance will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact of adopting this guidance, which may have a material impact on its cash flows from operating activities.

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

D.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at December 31, 2014	$(1,781)	$(980)	$(4)	$(2,765)
Other comprehensive income (loss) before reclassifications	16	(357)	(28)	(369)
Amounts reclassified from accumulated other comprehensive income	32		13	45
Other comprehensive income (loss)	48	(357)	(15)	(324)
Balance at September 30, 2015	$(1,733)	$(1,337)	$(19)	$(3,089)

Balance at December 31, 2015	$(1,690)	$(1,446)	$(18)	$(3,154)
Other comprehensive income (loss) before reclassifications	(13)	(170)	19	(164)
Amounts reclassified from accumulated other comprehensive income	38		5	43
Other comprehensive income (loss)	25	(170)	24	(121)
Balance at September 30, 2016	$(1,665)	$(1,616)	$6	$(3,275)

Crown Holdings, Inc.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Nine Months Ended
Details about accumulated other	September 30		September 30		Affected line item in the
comprehensive income components	2016	2015	2016	2015	statement of operations
(Gains) losses on cash flow hedges
Commodities	$—	$12	$10	$16	Cost of products sold
	—	12	10	16	Income before taxes
	—	(3)	(3)	(4)	Provision for income taxes
	$—	$9	$7	$12	Net income

Foreign exchange	$3	$—	$7	$(1)	Net sales
	(4)	—	(9)	2	Cost of products sold
	(1)	—	(2)	1	Income before taxes
	—	—	—	—	Provision for income taxes
	$(1)	$—	$(2)	$1	Net income

Total (gains) losses on cash flow hedges	$(1)	$9	$5	$13

Amortization of defined benefit plan items
Actuarial losses	$34	$26	$90	$81	(a)
Prior service credit	(14)	(14)	(40)	(38)	(a)
	20	12	50	43	Income before taxes
	(5)	(3)	(12)	(11)	Provision for income taxes
	$15	$9	$38	$32	Net income

Total reclassifications for the period	$14	$18	$43	$45

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement cost. See Note N for further details.

E.	Stock-Based Compensation

A summary of restricted stock transactions during the nine months ended September 30, 2016 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2016	1,778,275
Awarded:
Time-vesting shares	127,167
Performance-based shares	137,374
Released:
Time-vesting shares	(412,889)
Performance-based shares	(90,003)
Forfeitures:
Time-vesting shares	(46,667)
Performance-based shares	(161,415)
Non-vested stock awards outstanding at September 30, 2016	1,331,842

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

The time-vesting restricted and deferred stock awards vest ratably over three to five years.

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

At September 30, 2016, unrecognized compensation cost related to outstanding non-vested stock awards was $36. The weighted average period over which the expense is expected to be recognized is 2.0 years. The aggregate market value of the shares released on the vesting dates was $26 for the nine months ended September 30, 2016.

F.	Receivables

	September 30, 2016	December 31, 2015
Accounts receivable	$936	$827
Less: allowance for doubtful accounts	(77)	(83)
Net trade receivables	859	744
Miscellaneous receivables	188	168
Receivables, net	$1,047	$912

The Company uses receivable securitization facilities in the normal course of business as part of managing its cash flows. In connection with certain receivable securitization facilities, the Company recognized deferred purchase price receivables of $107 and $105 at September 30, 2016 and December 31, 2015, which were included in prepaid expenses and other current assets in the Consolidated Balance Sheet. The net change in deferred purchase price receivable was reflected in the receivables line item in the Consolidated Statement of Cash Flows.

G.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	September 30, 2016	December 31, 2015
Raw materials and supplies	$636	$599
Work in process	129	129
Finished goods	535	485
	$1,300	$1,213

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except for ineffectiveness, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2016 mature between one and twenty-five months.

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

Crown Holdings, Inc.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedges	September 30, 2016	September 30, 2016	September 30, 2016	September 30, 2016

Foreign exchange	$—	$3	$1	$2
Commodities	4	16	—	(7)
Total	$4	$19	$1	$(5)

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedges	September 30, 2015	September 30, 2015	September 30, 2015	September 30, 2015

Foreign exchange	$1	$(2)	$—	$(1)
Commodities	(15)	(26)	(9)	(12)
Total	$(14)	$(28)	$(9)	$(13)

For the nine months ended September 30, 2016 and 2015, the Company recognized gains of $1 ($1 net of tax) and $2 ($1 net of tax) in earnings related to hedge ineffectiveness caused by volatility in the metal premium component of aluminum prices.

For the twelve month period ending September 30, 2017, a net gain of $9 ($7 net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the nine months ended September 30, 2016 and 2015 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the nine months ended September 30, 2016.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of $1 and a loss of $6 for the three and nine months ended September 30, 2016 and a loss of less than $1 and a gain of less than $1 for the three and nine months ended September 30, 2015. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $6 and a gain of $32 for the three and nine months ended September 30, 2016 and a gain of $24

Crown Holdings, Inc.

and a loss of $19 for the same period in 2015. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related underlying hedged items.

For the three and nine months ended September 30, 2016, certain commodity hedges did not meet the criteria for hedge accounting and therefore the change in their fair value during the quarter was recognized in earnings. For the three and nine months ended September 30, 2016, the Company recognized a gain of $1 ($1 net of tax) and a gain of $5 ($4 net of tax) in earnings related to these ineffective hedges.

Net Investment Hedges

The Company designates certain derivative and non-derivative financial instruments (debt) as hedges of its net investment in a euro-based subsidiary and recorded a loss of $13 ($8 net of tax) and a loss of $31 ($20 net of tax) in accumulated other comprehensive income during the three and nine months ended September 30, 2016.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively.

	Balance Sheet classification	Fair Value hierarchy	September 30, 2016	December 31, 2015
Derivative assets
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$30	$32
Commodities	Other current assets	2	11	5
Commodities	Other non-current assets	2	4	2
Derivatives not designated as hedges:
Commodities	Other current assets	2	3	3
Commodities	Other non-current assets	2	1	—
	Total		$49	$42

Derivative liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$26	$14
Commodities	Accounts payable and accrued liabilities	2	5	26
Commodities	Other non-current liabilities	2	2	5
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	2	2
Commodities	Accounts payable and accrued liabilities	2	1	5
	Total		$36	$52

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

Crown Holdings, Inc.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at September 30, 2016
Derivative assets	$49	$10	$39
Derivative liabilities	36	10	26

Balance at December 31, 2015
Derivative assets	42	9	33
Derivative liabilities	52	9	43

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notational values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 were:

	September 30, 2016	December 31, 2015
Derivatives in cash flow hedges:
Foreign exchange	$604	$922
Commodities	180	324
Derivatives in fair value hedges:
Foreign exchange	104	125
Derivatives not designated as hedges:
Foreign exchange	551	674
Commodities	81	57

I.	Restructuring and Other

The Company recorded restructuring and other charges as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Asset impairments and sales	$4	$14	$(3)	$15
Restructuring	7	20	10	21
Transaction costs	—	—	—	15
Other costs	9	6	12	6
	$20	$40	$19	$57

For the three and nine months ended September 30, 2016, the Company recorded charges of $3 to write down the carrying value of fixed assets and $3 for termination benefits related to the announced closure of a beverage plant in the Company's Asia Pacific segment. The Company announced plans to close the plant in an effort to reduce cost by consolidating manufacturing processes in China.

For the three and nine months ended September 30, 2016, other costs primarily relate to pension settlement charges.

A summary of the outstanding accrual balances associated with current and prior restructuring actions is provided below.

2015 European Division Actions

Through September 30, 2016, the Company incurred charges of $17 related to the closure of two facilities in its European Food segment. The closures are expected to reduce cost by eliminating excess capacity and consolidating manufacturing processes.

Crown Holdings, Inc.

The facility closures are expected to result in the reduction of approximately 280 employees when completed in early 2017. The Company expects to incur $3 of future charges related to these actions.

The table below summarizes the restructuring accrual balances and utilization by cost type for these actions.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2016	$17	$—	$17
Payments	(3)	—	(3)
Foreign currency translation	(1)	—	(1)
Balance at September 30, 2016	$13	$—	$13

Other Actions

At September 30, 2016, the Company also had a restructuring accrual of $13 primarily related to prior actions to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. The Company expects to pay the liability through 2024 as certain employees have elected to receive payment as a fixed monthly sum over future years. The accrual also included $3 related to the announced closure of a beverage plant in the Company's Asia Pacific segment as discussed above. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

J.	Debt

The Company's outstanding debt was as follows:

	September 30, 2016		December 31, 2015
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$49	$49	$54	$54

Long-term debt
Senior secured borrowings:
Revolving credit facilities	$106	$106	$—	$—
Term loan facilities
U.S. dollar at LIBOR + 1.75% due 2018	731	725	831	821
€665 Euro at EURIBOR + 1.75% due 2018	73	72	723	714
Farm credit facility at LIBOR + 2.00% due 2019	355	351	355	350
Senior notes and debentures:
U.S. dollar at 6.25% due 2021	—	—	700	694
€650 at 4.0% due 2022	731	722	706	697
U. S. dollar at 4.50% due 2023	1,000	990	1,000	989
€600 at 2.625% due 2024	675	667	—	—
€600 at 3.375% due 2025	675	666	652	642
U.S. dollar at 4.25% due 2026	400	395	—	—
U.S. dollar at 7.375% due 2026	350	347	350	346
U.S. dollar at 7.50% due 2096	45	45	45	45
Other indebtedness in various currencies	132	132	166	166
Total long-term debt	5,273	5,218	5,528	5,464
Less current maturities	(122)	(121)	(211)	(209)
Total long-term debt, less current maturities	$5,151	$5,097	$5,317	$5,255

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $5,445 at September 30, 2016 and $5,540 at December 31, 2015.

In February 2016, the Company amended its credit agreement to provide for an additional $300 of term loan borrowings, the proceeds of which, along with borrowings under the revolving credit facilities and cash on hand were used to redeem the Company's $700 6.25% senior notes due 2021. In connection with the redemption, the Company recorded a loss from early extinguishment of debt of $27 for premiums paid and the write-off of deferred financing fees.

In September 2016, the Company issued €600 ($675 at September 30, 2016) principal amount of 2.625% senior unsecured notes due 2024. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used the proceeds to repay a portion of the Euro term loan facility. In connection with the repayment, the Company recorded a loss from early extinguishment of debt of $7 for the write-off of deferred financing fees.

In September 2016, the Company also issued $400 principal amount of 4.25% senior unsecured notes due 2026. The notes were issued at par by Crown Americas LLC, a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used the proceeds to repay a portion of the U.S dollar term loan facility. In connection with the repayment, the Company recorded a loss from early extinguishment of debt of $3 for the write-off of deferred financing fees.

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

Crown Holdings, Inc.

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

During the nine months ended September 30, 2016, the Company paid $12 to settle outstanding claims and had claims activity as follows:

Beginning claims	54,500
New claims	2,000
Settlements or dismissals	(1,000)
Ending claims	55,500

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2016.

Crown Holdings, Inc.

As of September 30, 2016, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $254, including $205 for unasserted claims. The Company’s accrual includes estimated probable costs for claims through the year 2025. The Company’s accrual excludes potential costs for claims beyond 2025 because the Company believes that the key assumptions underlying its accrual are subject to greater uncertainty as the projection period lengthens.

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

At September 30, 2016, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $6. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 2016, the Company also had guarantees of $22 related to the residual values of leased assets.

M.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net income attributable to Crown Holdings	$183	$141	$431	$327
Weighted average shares outstanding:
Basic	138.7	138.1	138.4	137.9
Dilutive stock options and restricted stock	0.8	1.0	1.0	1.1
Diluted	139.5	139.1	139.4	139.0
Basic earnings per share	$1.32	$1.02	$3.11	$2.37
Diluted earnings per share	$1.31	$1.01	$3.09	$2.35

For the three and nine months ended September 30, 2016, 0.1 million and 0.5 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

N.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension benefits – U.S. plans	2016	2015	2016	2015
Service cost	$5	$2	$12	$11
Interest cost	12	16	37	47
Expected return on plan assets	(23)	(25)	(68)	(75)
Recognized net loss	12	13	37	38
Net periodic cost	$6	$6	$18	$21

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension benefits – Non-U.S. plans	2016	2015	2016	2015
Service cost	$6	$6	$17	$19
Interest cost	25	31	78	94
Expected return on plan assets	(39)	(43)	(121)	(129)
Recognized prior service credit	(3)	(3)	(9)	(10)
Recognized net loss	12	13	38	40
Net periodic cost	$1	$4	$3	$14

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other postretirement benefits	2016	2015	2016	2015
Service cost	$1	$1	$1	$1
Interest cost	1	2	3	6
Recognized prior service credit	(11)	(10)	(31)	(27)
Recognized net loss	1	—	3	3
Net periodic benefit	$(8)	$(7)	$(24)	$(17)

During the three and nine months ended September 30, 2016, the Company also recorded pension settlement charges of $9 and $12 which were included in restructuring and other in the Consolidated Statement of Operations.

O.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
U.S. statutory rate at 35%	$89	$73	$225	$178
Tax on foreign income	(30)	(27)	(71)	(66)
Tax contingencies	8	—	9	8
Valuation allowance	(27)	2	(25)	7
Other items, net	8	—	13	7
Income tax provision	$48	$48	$151	$134

In the third quarter of 2016, the Company recognized a benefit of $31 to release the valuation allowance against its net deferred tax assets in Canada. The Company's operations in Canada recently returned to profitability in part due to benefits from recent restructuring actions and improved cost performance. Based on current projections, the Company believes it is more likely than not that it will realize the deferred tax assets. The Company's loss carryforwards in Canada expire at various dates beginning in 2026. If future changes impact the Company's profitability in Canada, it is possible that the Company may record an additional valuation allowance in the future.

In the third quarter of 2016, the Spanish tax authorities concluded their audits of Mivisa's Spanish operations for the years 2009 to 2014. In connection with the audits, the Company recognized a charge of $8 to settle certain tax contingencies.

In the third quarter of 2016, the Company recognized a charge of $5 to write off certain tax credit carryforwards that the Company will be unable to utilize as a result of an internal reorganization of the Company's operations in the U.K.

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

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Americas Beverage	$719	$722	$2,068	$2,080
North America Food	190	200	504	530
European Beverage	413	427	1,129	1,173
European Food	599	641	1,459	1,564
Asia Pacific	281	300	839	920
Total reportable segments	2,202	2,290	5,999	6,267
Non-reportable segments	124	170	362	468
Total	$2,326	$2,460	$6,361	$6,735

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, its specialty packaging business in Europe and its tooling and equipment operations in the U.S. and U.K.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Americas Beverage	$11	$16	$44	$61
North America Food	6	1	19	3
European Beverage	1	1	2	1
European Food	14	26	50	77
Asia Pacific	—	2	—	2
Total reportable segments	32	46	115	144
Non-reportable segments	48	19	110	73
Total	$80	$65	$225	$217

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Crown Holdings, Inc.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Americas Beverage	$119	$116	$329	$300
North America Food	25	25	57	72
European Beverage	83	74	204	178
European Food	96	98	212	208
Asia Pacific	37	37	111	111
Total reportable segments	$360	$350	$913	$869

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Segment income of reportable segments	$360	$350	$913	$869
Segment income of non-reportable segments	19	25	52	62
Corporate and unallocated items	(44)	(54)	(117)	(148)
Restructuring and other	(20)	(40)	(19)	(57)
Loss from early extinguishments of debt	(10)	—	(37)	(9)
Interest expense	(59)	(68)	(181)	(202)
Interest income	3	4	8	8
Foreign exchange	5	(9)	22	(14)
Income before income taxes	$254	$208	$641	$509

For the three and nine months ended September 30, 2016, intercompany profit of $8 and $12 was eliminated within segment income of non-reportable segments.

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

The following condensed combining financial statements:
•statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015,
•balance sheets as of September 30, 2016 and December 31, 2015, and
•statements of cash flows for the nine months ended September 30, 2016 and 2015 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,326		$2,326
Cost of products sold, excluding depreciation and amortization			1,838		1,838
Depreciation and amortization			63		63
Selling and administrative expense		$3	87		90
Restructuring and other		9	11		20
Income from operations		(12)	327		315
Loss on early extinguishments of debt			10		10
Net interest expense		27	29		56
Foreign exchange			(5)		(5)
Income/(loss) before income taxes		(39)	293		254
Provision for / (benefit from) income taxes		(19)	67		48
Equity earnings / (loss) in affiliates	$183	180		$(363)	—
Net income	183	160	226	(363)	206
Net income attributable to noncontrolling interests			(23)		(23)
Net income attributable to Crown Holdings	$183	$160	$203	$(363)	$183

Comprehensive income	$143	$113	$165	$(256)	$165
Comprehensive income attributable to noncontrolling interests			(22)		(22)
Comprehensive income attributable to Crown Holdings	$143	$113	$143	$(256)	$143

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,460		$2,460
Cost of products sold, excluding depreciation and amortization			1,984		1,984
Depreciation and amortization			61		61
Selling and administrative expense		$3	91		94
Restructuring and other			40		40
Income from operations		(3)	284		281
Net interest expense		25	39		64
Foreign exchange			9		9
Income/(loss) before income taxes		(28)	236		208
Provision for / (benefit from) income taxes		(15)	63		48
Equity earnings / (loss) in affiliates	$141	110		$(251)	—
Net income	141	97	173	(251)	160
Net income attributable to noncontrolling interests			(19)		(19)
Net income attributable to Crown Holdings	$141	$97	$154	$(251)	$141

Comprehensive income	$9	$35	$38	$(57)	$25
Comprehensive income attributable to noncontrolling interests			(16)		(16)
Comprehensive income attributable to Crown Holdings	$9	$35	$22	$(57)	$9

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,361		$6,361
Cost of products sold, excluding depreciation and amortization			5,050		5,050
Depreciation and amortization			188		188
Selling and administrative expense		$8	267		275
Restructuring and other		12	7		19
Income from operations		(20)	849		829
Loss from early extinguishment of debt			37		37
Net interest expense		79	94		173
Foreign exchange			(22)		(22)
Income/(loss) before income taxes		(99)	740		641
Provision for / (benefit from) income taxes		(42)	193		151
Equity earnings / (loss) in affiliates	$431	403		$(834)	—
Net income	431	346	547	(834)	490
Net income attributable to noncontrolling interests			(59)		(59)
Net income attributable to Crown Holdings	$431	$346	$488	$(834)	$431

Comprehensive income	$310	$299	$428	$(666)	$371
Comprehensive income attributable to noncontrolling interests			(61)		(61)
Comprehensive income attributable to Crown Holdings	$310	$299	$367	$(666)	$310

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,735		$6,735
Cost of products sold, excluding depreciation and amortization			5,487		5,487
Depreciation and amortization			174		174
Selling and administrative expense		$8	283		291
Restructuring and other			57		57
Income from operations		(8)	734		726
Loss from early extinguishment of debt			9		9
Net interest expense		76	118		194
Foreign exchange			14		14
Income/(loss) before income taxes		(84)	593		509
Provision for / (benefit from) income taxes		(24)	158		134
Equity earnings / (loss) in affiliates	$327	298		$(625)	—
Net income	327	238	435	(625)	375
Net income attributable to noncontrolling interests			(48)		(48)
Net income attributable to Crown Holdings	$327	$238	$387	$(625)	$327

Comprehensive Income	$3	$73	$106	$(136)	$46
Comprehensive income attributable to noncontrolling interests			(43)		(43)
Comprehensive income attributable to Crown Holdings	$3	$73	$63	$(136)	$3

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$526		$526
Receivables, net			1,047		1,047
Inventories			1,300		1,300
Prepaid expenses and other current assets	$1		216		217
Total current assets	1	—	3,089		3,090

Intercompany debt receivables			3,583	$(3,583)	—
Investments	3,098	$2,835		(5,933)	—
Goodwill and intangible assets			3,450		3,450
Property, plant and equipment, net			2,746		2,746
Other non-current assets		427	250		677
Total	$3,099	$3,262	$13,118	$(9,516)	$9,963

Liabilities and equity
Current liabilities
Short-term debt			$49		$49
Current maturities of long-term debt			121		121
Accounts payable and accrued liabilities	$17	$40	2,570		2,627
Total current liabilities	17	40	2,740		2,797

Long-term debt, excluding current maturities		392	4,705		5,097
Long-term intercompany debt	2,613	970		$(3,583)	—
Postretirement and pension liabilities			638		638
Other non-current liabilities		265	387		652
Commitments and contingent liabilities
Noncontrolling interests			310		310
Crown Holdings shareholders’ equity/(deficit)	469	1,595	4,338	(5,933)	469
Total equity/(deficit)	469	1,595	4,648	(5,933)	779
Total	$3,099	$3,262	$13,118	$(9,516)	$9,963

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$6	$(86)	$466	$(10)	$376
Cash flows from investing activities
Capital expenditures			(244)		(244)
Intercompany investing activities	150			(150)	—
Other			16		16
Net cash provided by/(used for) investing activities	150	—	(228)	(150)	(228)
Cash flows from financing activities
Proceeds from long-term debt			1,379		1,379
Payments of long-term debt			(1,810)		(1,810)
Net change in revolving credit facility and short-term debt			108		108
Net change in long-term intercompany balances	(156)	86	70		—
Debt issue costs			(16)		(16)
Common stock issued	8				8
Common stock repurchased	(8)				(8)
Dividends paid			(160)	160	—
Contributions from noncontrolling interests			1		1
Dividend paid to noncontrolling interests			(43)		(43)
Foreign exchange derivatives related to debt			53		53
Net cash provided by/(used for) financing activities	(156)	86	(418)	160	(328)
Effect of exchange rate changes on cash and cash equivalents			(11)		(11)
Net change in cash and cash equivalents	—	—	(191)	—	(191)
Cash and cash equivalents at January 1			717		717
Cash and cash equivalents at September 30	$—	$—	$526	$—	$526

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$24	$(65)	$356		$315
Cash flows from investing activities
Capital expenditures			(176)		(176)
Purchase of business			(1,207)		(1,207)
Proceeds from sale of business			33		33
Intercompany investing activities	(865)	9	865	$(9)	—
Net investment hedge settlements			(11)		(11)
Other			(13)		(13)
Net cash provided by/(used for) investing activities	(865)	9	(509)	(9)	(1,374)
Cash flows from financing activities
Proceeds from long-term debt			1,435		1,435
Payments of long-term debt			(780)		(780)
Net change in revolving credit facility and short-term debt			34		34
Net change in long-term intercompany balances	845	56	(901)		—
Debt issue costs			(18)		(18)
Common stock issued	5				5
Common stock repurchased	(9)				(9)
Dividends paid			(9)	9	—
Contributions from noncontrolling interests			3		3
Dividend paid to noncontrolling interests			(21)		(21)
Foreign exchange derivatives related to debt			(38)		(38)
Net cash provided by/(used for) financing activities	841	56	(295)	9	611
Effect of exchange rate changes on cash and cash equivalents			(51)		(51)
Net change in cash and cash equivalents	—	—	(499)	—	(499)
Cash and cash equivalents at January 1			965		965
Cash and cash equivalents at September 30	$—	$—	$466	$—	$466

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II and Crown Americas Capital Corp. III (collectively, the Issuer), 100% owned subsidiaries of the Company, have outstanding $1,000 principal amount of 4.5% senior notes due 2023 and $400 principal amount of 4.25% senior notes due 2026, which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all of its subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.

The following condensed combining financial statements:

•	statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015,

•	balance sheets as of September 30, 2016 and December 31, 2015, and

•	statements of cash flows for the nine months ended September 30, 2016 and 2015 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$513	$1,813		$2,326
Cost of products sold, excluding depreciation and amortization			404	1,434		1,838
Depreciation and amortization			9	54		63
Selling and administrative expense		$2	34	54		90
Restructuring and other			10	10		20
Income from operations		(2)	56	261		315
Loss from early extinguishments of debt		5		5		10
Net interest expense		15	22	19		56
Technology royalty			(13)	13		—
Foreign exchange		9		(5)	$(9)	(5)
Income/(loss) before income taxes		(31)	47	229	9	254
Provision for / (benefit from) income taxes		(12)	13	44	3	48
Equity earnings / (loss) in affiliates	$183	68	126		(377)	—
Net income	183	49	160	185	(371)	206
Net income attributable to noncontrolling interests				(23)		(23)
Net income attributable to Crown Holdings	$183	$49	$160	$162	$(371)	$183

Comprehensive income	$143	$33	$113	$169	$(293)	$165
Comprehensive income attributable to noncontrolling interests				(22)		(22)
Comprehensive income attributable to Crown Holdings	$143	$33	$113	$147	$(293)	$143

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$527	$1,933		$2,460
Cost of products sold, excluding depreciation and amortization			415	1,569		1,984
Depreciation and amortization			8	53		61
Selling and administrative expense		$2	37	55		94
Restructuring and other			3	37		40
Income from operations		(2)	64	219		281
Net interest expense		23	23	18		64
Technology royalty			(13)	13		—
Foreign exchange		3		9	$(3)	9
Income/(loss) before income taxes		(28)	54	179	3	208
Provision for / (benefit from) income taxes		(11)	15	43	1	48
Equity earnings / (loss) in affiliates	$141	70	58		(269)	—
Net income	141	53	97	136	(267)	160
Net income attributable to noncontrolling interests				(19)		(19)
Net income attributable to Crown Holdings	$141	$53	$97	$117	$(267)	$141

Comprehensive income	$9	$48	$35	$(25)	$(42)	$25
Comprehensive income attributable to noncontrolling interests				(16)		(16)
Comprehensive income attributable to Crown Holdings	$9	$48	$35	$(41)	$(42)	$9

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,468	$4,893		$6,361
Cost of products sold, excluding depreciation and amortization			1,174	3,876		5,050
Depreciation and amortization			25	163		188
Selling and administrative expense		$7	102	166		275
Restructuring and other		(5)	14	10		19
Income from operations		(2)	153	678		829
Loss from early extinguishment of debt		32		5		37
Net interest expense		50	65	58		173
Technology royalty			(32)	32		—
Foreign exchange		24		(22)	$(24)	(22)
Income/(loss) before income taxes		(108)	120	605	24	641
Provision for / (benefit from) income taxes		(41)	42	142	8	151
Equity earnings / (loss) in affiliates	$431	165	268		(864)	—
Net income	431	98	346	463	(848)	490
Net income attributable to noncontrolling interests				(59)		(59)
Net income attributable to Crown Holdings	$431	$98	$346	$404	$(848)	$431

Comprehensive Income	$310	$88	$299	$378	$(704)	$371
Comprehensive income attributable to noncontrolling interests				(61)		(61)
Comprehensive income attributable to Crown Holdings	$310	$88	$299	$317	$(704)	$310

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,555	$5,180		$6,735
Cost of products sold, excluding depreciation and amortization			1,235	4,252		5,487
Depreciation and amortization			24	150		174
Selling and administrative expense		$7	115	169		291
Restructuring and other			5	52		57
Income from operations		(7)	176	557		726
Loss from early extinguishment of debt		9				9
Net interest expense		67	69	58		194
Technology royalty			(32)	32		—
Foreign exchange		11		14	$(11)	14
Income/(loss) before income taxes		(94)	139	453	11	509
Provision for / (benefit from) income taxes		(36)	61	105	4	134
Equity earnings / (loss) in affiliates	$327	158	160		(645)	—
Net income	327	100	238	348	(638)	375
Net income attributable to noncontrolling interests				(48)		(48)
Net income attributable to Crown Holdings	$327	$100	$238	$300	$(638)	$327

Comprehensive income	$3	$101	$73	$(5)	$(126)	$46
Comprehensive income attributable to noncontrolling interests				(43)		(43)
Comprehensive income attirbutable to Crown Holdings	$3	$101	$73	$(48)	$(126)	$3

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$48	$1	$477		$526
Receivables, net		3	11	1,033		1,047
Intercompany receivables			35	6	$(41)	—
Inventories			304	996		1,300
Prepaid expenses and other current assets	$1	2	8	206		217
Total current assets	1	53	359	2,718	(41)	3,090

Intercompany debt receivables		2,815	3,412	697	(6,924)	—
Investments	3,098	2,335	883		(6,316)	—
Goodwill and intangible assets			469	2,981		3,450
Property, plant and equipment, net		1	450	2,295		2,746
Other non-current assets		3	450	224		677
Total	$3,099	$5,207	$6,023	$8,915	$(13,281)	$9,963

Liabilities and equity
Current liabilities
Short-term debt				$49		$49
Current maturities of long-term debt		$80		41		121
Accounts payable and accrued liabilities	$17	19	$596	1,995		2,627
Intercompany payables			6	35	$(41)	—
Total current liabilities	17	99	602	2,120	(41)	2,797

Long-term debt, excluding current maturities		2,437	392	2,268		5,097
Long-term intercompany debt	2,613	1,324	2,795	192	(6,924)	—
Postretirement and pension liabilities			344	294		638
Other non-current liabilities			295	357		652
Commitments and contingent liabilities
Noncontrolling interests				310		310
Crown Holdings shareholders’ equity/(deficit)	469	1,347	1,595	3,374	(6,316)	469
Total equity/(deficit)	469	1,347	1,595	3,684	(6,316)	779
Total	$3,099	$5,207	$6,023	$8,915	$(13,281)	$9,963

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$6	$(61)	$108	$353	$(30)	$376
Cash flows from investing activities
Capital expenditures			(81)	(163)		(244)
Intercompany investing activities	150		150		(300)	—
Other			11	5		16
Net cash provided by/(used for) investing activities	150	—	80	(158)	(300)	(228)
Cash flows from financing activities
Proceeds from long-term debt		700		679		1,379
Payments of long-term debt		(1,100)		(710)		(1,810)
Net change in revolving credit facility and short-term debt		60		48		108
Net change in long-term intercompany balances	(156)	352	(187)	(9)		—
Debt issue costs		(7)		(9)		(16)
Common stock issued	8					8
Common stock repurchased	(8)					(8)
Dividends paid				(330)	330	—
Contributions from noncontrolling interests				1		1
Dividends paid to noncontrolling interests				(43)		(43)
Foreign exchange derivatives related to debt				53		53
Net cash provided by/(used for) financing activities	(156)	5	(187)	(320)	330	(328)
Effect of exchange rate changes on cash and cash equivalents				(11)		(11)
Net change in cash and cash equivalents	—	(56)	1	(136)	—	(191)
Cash and cash equivalents at January 1		104		613		717
Cash and cash equivalents at September 30	$—	$48	$1	$477	$—	$526

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$24	$(53)	$76	$268		$315
Cash flows from investing activities
Capital expenditures			(30)	(146)		(176)
Purchase of business				(1,207)		(1,207)
Proceeds from sale of business				33		33
Intercompany investing activities	(865)	7	9	865	$(16)	—
Net investment hedge settlements		(11)				(11)
Other			(9)	(4)		(13)
Net cash provided by/(used for) investing activities	(865)	(4)	(30)	(459)	(16)	(1,374)
Cash flows from financing activities
Proceeds from long-term debt		750		685		1,435
Payments of long-term debt		(675)		(105)		(780)
Net change in revolving credit facility and short-term debt				34		34
Net change in long-term intercompany balances	845	(104)	(46)	(695)		—
Debt issue costs		(10)		(8)		(18)
Common stock issued	5					5
Common stock repurchased	(9)					(9)
Dividends paid				(16)	16	—
Contributions from noncontrolling interests				3		3
Dividends paid to noncontrolling interests				(21)		(21)
Foreign exchange derivatives related to debt				(38)		(38)
Net cash provided by/(used for) financing activities	841	(39)	(46)	(161)	16	611
Effect of exchange rate changes on cash and cash equivalents				(51)		(51)
Net change in cash and cash equivalents	—	(96)	—	(403)	—	(499)
Cash and cash equivalents at January 1		128		837		965
Cash and cash equivalents at September 30	$—	$32	$—	$434	$—	$466

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2016 compared to 2015 and changes in financial condition and liquidity from December 31, 2015. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, along with the consolidated financial statements and related notes included in and referred to within this report.

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

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net sales	$2,326	$2,460	$6,361	$6,735
Beverage cans and ends as a percentage of net sales	56%	52%	58%	56%
Food cans and ends as a percentage of net sales	30%	31%	27%	28%

Three months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to the impact of foreign currency translation and the pass-through of lower material costs. Net sales would have been $55 higher using exchange rates in effect during 2015.

Nine months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to the impact of foreign currency translation and the pass-through of lower material costs, partially offset by the impact of an additional six weeks of Empaque results, which was acquired in February 2015. Net sales would have been $200 higher using exchange rates in effect during 2015.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans, ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced stable to slightly declining volumes in recent years. In Mexico, the Company's sales unit volumes have increased primarily due to market growth and the acquisition of Empaque in February 2015. The addition of Empaque significantly increased the Company's presence in the growing Mexican market and substantially enhances the Company's strategic position in beverage cans, both regionally and globally. In Brazil and Colombia, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita income and consumption, combined with an increased preference for cans over other forms of beverage packaging.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net sales	$719	$722	$2,068	$2,080
Segment income	119	116	329	300

Three months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to the impact of foreign currency translation partially offset by higher sales unit volumes. Net sales would have been $22 higher using exchange rates in effect during 2015.

Segment income increased primarily due to higher sales unit volumes and a benefit of $4 from lower aluminum premium costs in Brazil, partially offset by the impact of foreign currency translation and $5 of start-up costs associated with the Company's projects in Nichols, New York and Monterrey, Mexico. Segment income would have been $4 higher using exchange rates in effect during 2015.

Nine months ended September 30, 2016 compared to 2015

Net sales decreased primarily due the impact of foreign currency translation and the pass-through of lower material costs partially offset by a 7% increase in sales unit volumes, which includes the impact of Empaque for an additional six weeks. Net sales would have been $105 higher using exchange rates in effect during 2015.

Segment income increased primarily due to $33 from higher sales unit volumes, including the impact of Empaque and improved cost performance, and a benefit of $14 from lower aluminum premium costs in Brazil, partially offset by the impact of foreign currency translation and $5 of start-up costs. Segment income would have been $16 higher using exchange rates in effect during 2015.

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

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net sales	$190	$200	$504	$530
Segment income	25	25	57	72

Three months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to 6% lower sales unit volumes. Segment income remained constant as the impact of lower sales unit volumes was offset by cost reduction initiatives.

Nine months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to pass-through of lower tinplate costs, lower sales unit volumes and the impact of foreign currency translation. Net sales would have been $12 higher using exchange rates in effect during 2015.

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

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net sales	$413	$427	$1,129	$1,173
Segment income	83	74	204	178

Three months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to the impact of foreign currency translation. Net sales would have been $14 higher using exchange rates in effect during 2015.

Segment income increased primarily due to lower aluminum premiums, $4 from improved cost performance and $4 from sales unit volumes as higher volume in the Middle East offset lower volume in Europe, partially offset by the impact of foreign currency translation. Segment income would have been $2 higher using exchange rates in effect during 2015.

Nine months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to the pass-through of lower aluminum costs and the impact of foreign currency translation, partially offset by a 1% increase in sales unit volumes. Net sales would have been $34 higher using exchange rates in effect during 2015.

Segment income increased primarily due to lower aluminum premium costs and increased sales unit volume, partially offset by the impact of foreign currency translation. Segment income would have been $7 higher using exchange rates in effect during 2015.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net sales	$599	$641	$1,459	$1,564
Segment income	96	98	212	208

Three months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to 2% lower sales unit volumes partly due to adverse weather conditions, $14 from the pass-through of lower tinplate costs and the impact of foreign currency translation. Net sales would have been $7 higher using exchange rates in effect during 2015.

Segment income decreased primarily due to lower sales unit volumes, partially offset by improved cost performance including the impact of recent restructuring actions.

Nine months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to product and geographic mix including a 1% decline in sales unit volumes, $34 from the pass-through of lower tinplate costs and the impact of foreign currency translation. Net sales would have been $16 higher using exchange rates in effect during 2015.

Segment income increased due to improved cost performance, including the impact of recent restructuring and other actions.

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. The Company's third beverage can plant in Cambodia began commercial production in the second quarter of 2016. In China, the current industry supply of beverage cans exceeds demand, which has resulted in pricing pressure and negative impacts on the Company's profitability. In response to the current situation in China, the Company continues to evaluate its strategic alternatives which may include future restructuring actions , the cost of which could be material.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net sales	$281	$300	$839	$920
Segment income	37	37	111	111

Three months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to $23 from reduced selling prices including the pass-through of lower raw material costs, partially offset by higher sales unit volume. Sales unit volume increased 2% as increases in Southeast Asia offset lower volume in China.

Segment income was comparable, mainly due to the the impact of reduced selling prices in China offset by increased sales unit volumes in Southeast Asia.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Nine months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to $69 from lower selling prices including the pass-through of lower raw material costs and the impact of competitive price compression and from the impact of foreign currency translation, partially offset by higher sales unit volumes. Net sales would have been $22 higher using exchange rates in effect during 2015.

Segment income was comparable, mainly due to the impact of lower selling prices in China offset by higher sales unit volumes in Southeast Asia.

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

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net sales	$124	$170	$362	$468
Segment income	19	25	52	62

Three months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to $30 from lower sales in the Company's equipment operations and the impact of foreign currency translation. Net sales would have been $6 higher using exchange rates in effect during 2015.

Segment income decreased primarily due to lower sales in the Company's equipment operations and the impact of foreign currency translation. Segment income would have been $2 higher using exchange rates in effect during 2015.

Nine months ended September 30, 2016 compared to 2015

Net sales decreased primarily due to $41 from the divestiture of certain operations within the Company's European aerosol and specialty packaging businesses in 2015, $34 from lower equipment sales, $15 from lower selling prices in the Company's aerosol and specialty packaging businesses, including the pass-through of lower tinplate prices, and the impact of foreign currency translation. Net sales would have been $11 higher using exchange rates in effect during 2015.

Segment income decreased $2 due to the divestiture of certain operations within the Company's European aerosol and specialty packaging businesses in 2015, $6 from lower sales in the North America aerosol business and equipment business, partially offset by improved cost performance in the European aerosol and specialty packaging business.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Corporate and Unallocated Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Corporate and unallocated expense	$(44)	$(54)	$(117)	$(148)

The three months ended September 30, 2015 included a charge of $7 related to the timing impact of hedge ineffectiveness as compared to a benefit of $2 in the three months ended September 30, 2016.

The nine months ended September 30, 2015 included a charge of $3 related to the timing impact of hedge ineffectiveness as compared to a benefit of $6 in the three months ended September 30, 2016. Additionally, corporate and unallocated expenses decreased during the nine months ended September 30, 2016 compared to September 30, 2015 due to $14 of lower pension costs, $7 of lower stock-based compensation expense and a charge of $6 related to fair value adjustments for the sale of inventory acquired in the acquisition of Empaque in 2015.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three and nine months ended September 30, 2016 compared to 2015, cost of products sold (excluding depreciation and amortization) decreased from $1,984 to $1,838 and from $5,487 to $5,050 primarily due to the impact of foreign currency translation and lower raw material costs. For the nine months ended September 30, 2016, the impact of the Empaque acquisition partially offset the impact of foreign currency translation and lower raw material costs. Cost of products sold would have been $42 and $154 higher for the three and nine months ended September 30, 2016 using exchange rates in effect during 2015.

Depreciation and Amortization

For the three and nine months ended September 30, 2016 compared to 2015, depreciation and amortization expense increased from $61 to $63 and from $174 to $188. The increase for the nine months ended September 30, 2016 compared to 2015 is primarily due to the Company's acquisition of Empaque.

Selling and Administrative Expense

For the three months ended September 30, 2016 compared to 2015, selling and administrative expense decreased from $94 to $90 primarily due to the impact of foreign currency translation.

For the nine months ended September 30, 2016 compared to 2015, selling and administrative expense decreased from $291 to $275 primarily due to $7 from lower stock-compensation expense and $8 from the impact of foreign currency translation.

Interest Expense

For the three and nine months ended September 30, 2016 compared to 2015, interest expense decreased from $68 to $59 and from $202 to $181 primarily due to lower average debt outstanding.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Income before income taxes	$254	$208	$641	$509
Provision for income taxes	48	48	151	134
Effective income tax rate	19%	23%	24%	26%

The low effective income tax rate in 2016 was primarily due to a benefit recognized in the third quarter of 2016 to release the valuation allowance against the Company's net deferred tax assets in Canada as further discussed in Note O to the consolidated financial statements.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2016 compared to 2015, net income attributable to noncontrolling interests increased from $19 to $23 and from $48 to $59 primarily due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities increased from $315 for the nine months ended September 30, 2015 to $376 for the nine months ended September 30, 2016 primarily due to higher operating income and working capital improvements partially offset by increased pension contributions.

Days sales outstanding for trade receivables increased from 36 days at September 30, 2015 to 41 days at September 30, 2016 primarily due to longer customer payment terms and higher sales unit volumes in certain geographic locations partially offset by an 8 day decrease related to the derecognition of receivables under the Company's securitization and factoring programs.

Inventory turnover was 64 days at September 30, 2015 compared to 66 days at September 30, 2016. Inventory turnover at September 30, 2016 increased compared to 63 days at December 31, 2015 due to seasonality in the Company's food and beverage can businesses. The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.
Days outstanding for trade payables increased from 84 days at September 30, 2015 to 94 days at September 30, 2016 primarily due to higher levels of inventory and longer payment terms with suppliers.

Investing Activities

Cash used for investing activities decreased from $1,374 for the nine months ended September 30, 2015 to $228 in 2016 primarily due to funds paid for the acquisition of Empaque in 2015 partially offset by an increase in capital expenditures. The Company currently expects capital expenditures for 2016 to be approximately $450.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Financing Activities

Financing activities provided cash of $611 for the nine months ended September 30, 2015 and used cash of $328 in 2016 primarily due to higher net borrowings in 2015 to fund the acquisition of Empaque, a cash inflow from the settlement of foreign currency derivatives used to hedge intercompany debt obligations in 2016 compared to an outflow in 2015, and higher dividends paid to noncontrolling interest in 2016.

Liquidity

As of September 30, 2016, $463 of the Company's $526 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of certain foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $413 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of September 30, 2016, the Company had $1,052 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less borrowings of $106 and $42 of outstanding standby letters of credit. The Company could have borrowed this amount at September 30, 2016 and would still have been in compliance with its leverage ratio covenants.

Capital Resources

As of September 30, 2016, the Company had approximately $144 of capital commitments primarily related to its Americas and European Beverage segments. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs through external borrowings.

Contractual Obligations

During the first nine months of 2016 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which information is incorporated herein by reference, except for the debt issuances and repayments described in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form
10-K for the year ended December 31, 2015 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the first nine months of 2016. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 with respect to goodwill.

Goodwill Impairment

As of December 31, 2015, the estimated fair value of the European Aerosols and Specialty Packaging reporting unit was 23% higher than its carrying value. The reporting unit operates in a low-growth environment with multiple competitors, which could result in lower selling prices. In addition, shifts in consumer demand could result in lower volumes. While the Company believes current Adjusted EBITDA projections are reasonable, the reporting unit’s ability to maintain or grow Adjusted EBITDA could be negatively impacted by the above factors. If Adjusted EBITDA decreased by 10%, the fair value of the reporting unit would approximate carrying value. To the extent future operating results were to decline, causing the estimated fair value to fall below carrying value, it is possible that an impairment charge of up to $91 could be recorded. In addition, the Company's North America Food reporting unit has been negatively impacted by lower sales unit volume and lower customer pricing. The reporting unit operates in a low-growth environment with multiple competitors. If operations continue to decline, it is possible that an impairment charge of up to $115 could be recorded.

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2016, see Note H to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2016, the Company had $1.3 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 million before tax.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth below and the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and in Item 1A to Part II in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. The risks described in the Company's Quarterly Report on Form 10-Q are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company made no purchases of its equity securities as part of publicly announced programs during the first nine months of 2016.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the nine months ended September 30, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Crown Holdings, Inc.

Item 6.    Exhibits

4.1
Indenture, dated as of September 15, 2016, by and among Crown European Holdings, S.A., as Issuer, the Guarantors named therein, U.S.. Bank National Association, as Trustee, and the other parties thereto, relating to the €600 million 2.625% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated September 19, 2016 (File No. 000-50189)).

4.2
Indenture, dated as of September 15, 2016, by and among Crown Americas LLC and Crown Americas Capital Corp. V, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the $400 million 4.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated September 19, 2016 (File No. 000-50189)).

4.3
Registration Rights Agreement, dated as of September 15, 2016, by and among the Company, Crown Americas LLC and Crown Americas Capital Corp. V, Citigroup Capital Markets Inc., as representative of the initial purchasers, and the Guarantors (as defined therein), relating to the $400 million 4.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K dated September 19, 2016 (File No. 000-50189)).

4.4
Second Amendment, dated September 19, 2016, to Credit Agreement, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings SA, as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG London Branch, as U.K. Administrative Agent, Deutsche Bank AG Canada Branch, as Canadian Administrative Agent, and various Lending Institutions referred to therein (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated September 23, 2016 (File No. 000-50189)).

10.1
Purchase Agreement, dated as of September 8, 2016, by and among the European Issuer, the Company, Deutsche Bank AG, London Branch, as representative of the initial purchasers of the Euro Notes named in Schedule I thereto, and the other Guarantors (as defined therein) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated September 14, 2016 (File No. 000-50189)).

10.2
Purchase Agreement, dated as of September 8, 2016, by and among the U.S. Issuers, the Company, Citigroup Global Markets Inc., as representative of the initial purchasers of the Dollar Notes named in Schedule I thereto, and the other Guarantors (as defined therein) (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated September 14, 2016 (File No. 000-50189)).

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: October 28, 2016