Form 10-K
period 2016-12-31
CROWN HOLDINGS INC
filed 2017-02-24
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
COMMISSION FILE NUMBER 000-50189
CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Crown Way, Philadelphia, PA	19154-4599
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-698-5100
____________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of June 30, 2016, 139,669,710 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $7,077,064,206 based on the New York Stock Exchange closing price for such shares on that date.
As of February 22, 2017, 139,541,152 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2017	Part III to the extent described therein

Crown Holdings, Inc.

2016 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products, glass bottles for beverage products and metal vacuum closures and caps. These products are manufactured in the Company’s plants both within and outside the U.S. and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. At December 31, 2016, the Company operated 146 plants along with sales and service facilities throughout 36 countries and had approximately 24,000 employees. Consolidated net sales for the Company in 2016 were $8.3 billion with 77% derived from operations outside the U.S.

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

AMERICAS DIVISION

The Americas Division includes operations in the U.S., Brazil, Canada, the Caribbean, Colombia and Mexico. These operations manufacture beverage, food and aerosol cans and ends, glass bottles, specialty packaging and metal vacuum closures and caps. At December 31, 2016, the division operated 49 plants in 7 countries and had approximately 7,000 employees. In 2016, the Americas Division had net sales of $3.6 billion.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, glass bottles, steel crowns and aluminum caps. Manufacturing facilities are located in the U.S., Brazil, Canada, Colombia and Mexico. Americas Beverage had net sales in 2016 of $2.8 billion and segment income (as defined under Note W to the consolidated financial statements) of $456 million.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures in the U.S., Canada, Mexico and the Caribbean. North America Food had net sales in 2016 of $652 million and segment income (as defined under Note W to the consolidated financial statements) of $69 million.

 EUROPEAN DIVISION

The European Division includes operations in Europe, the Middle East and Africa. These operations manufacture beverage, food and aerosol cans and ends, specialty packaging and metal vacuum closures and caps. At December 31, 2016, the division operated 63 plants in 23 countries and had approximately 12,000 employees. Net sales in 2016 were $3.5 billion.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends in Europe, the Middle East and North Africa. European Beverage had net sales in 2016 of $1.4 billion and segment income (as defined under Note W to the consolidated financial statements) of $243 million.

Crown Holdings, Inc.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures, in Europe, Africa and the Middle East. European Food had net sales in 2016 of $1.8 billion and segment income (as defined under Note W to the consolidated financial statements) of $244 million.

ASIA PACIFIC DIVISION

The Asia Pacific Division is a reportable segment which primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. At December 31, 2016, the division operated 31 plants in 6 countries and had approximately 4,000 employees. Net sales in 2016 were $1.1 billion.

PRODUCTS

Beverage Cans and Glass Bottles

The Company supplies beverage cans, ends and other packaging products to a variety of beverage and beer companies, including Anheuser-Busch InBev, Coca-Cola, Cott Beverages, Dr Pepper Snapple Group, Heineken, Molson Coors and Pepsi-Cola among others. The Company’s beverage can business is built around local, regional and global markets, which has served to develop the Company’s understanding of global consumer expectations. The Company's glass bottle business is based in Mexico and serves customers in the local market.

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

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two-piece and three-piece cans in diverse shapes and sizes, and sells food cans to food marketers such as Abbot Laboratories, Bonduelle, Cecab, Morgan Foods, Nestlé, Princes Group and Simmons Foods, among others. The Company offers a wide variety of metal vacuum closures and sealing equipment solutions to leading marketers such as Abbot Laboratories, Danone, H. J. Heinz, Kraft, Nestlé, and Unilever, among others, from a network of metal vacuum closure plants around the world. The Company supplies total packaging solutions, including metal and composite closures, capping systems and services while working closely with customers, retailers and glass and plastic container manufacturers to develop innovative closure solutions and meet customer requirements.

Technologies used to produce food cans include three-piece welded, two-piece drawn and wall-ironed and two-piece drawn and redrawn. The Company also offers its LIFTOFF™ series of food ends, including its Easylift™ full aperture steel food can ends, and PeelSeam™ and PeelFit™, flexible aluminum foil laminated ends. The Company offers expertise in closure design and decoration, ranging from quality printing of the closure in up to nine colors, to inside-the-cap printing, which offers customers new promotional possibilities, to better product protection through Ideal Closures™, Orbit™ and Superplus™. The Company’s commitment to innovation has led to developments in packaging materials, surface finishes, can shaping, lithography, filling, retorting, sealing and opening techniques and environmental performance. The Company manufactures easy open, vacuum and conventional ends for a variety of heat-processed and dry food products including fruits and vegetables, meat and seafood, soups, ready-made meals, infant formula, coffee and pet food.

Crown Holdings, Inc.

Aerosol Cans

The Company’s customers for aerosol cans and ends include manufacturers of personal care, food, household and industrial products, including Friesland Campina, Procter & Gamble, SC Johnson and Unilever, among others. The aerosol can business is highly competitive. The Company competes by offering its customers a broad range of products including multiple sizes, multiple color schemes and shaped packaging.

Specialty Packaging

The Company’s specialty packaging business is primarily located in Europe and Asia. The Company produces a wide range of of specialty containers with numerous lid and closure variations. The Company’s specialty packaging customers include Britvic and Nestlé among others.

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

COMPETITION

Most of the Company’s products are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s competitors include, but are not limited to, Ardagh Group, Ball Corporation, BWAY Corporation, Can-Pack S.A., Metal Container Corporation and Silgan Holdings Inc.

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world. Consolidation trends among beverage and food marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 33% of its 2016 net sales. In each of the years in the period 2014 through 2016, no one customer accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

Crown Holdings, Inc.

RESEARCH AND DEVELOPMENT

The Company's principal Research, Development & Engineering (RD&E) Centers are located in Alsip, Illinois and Wantage, United Kingdom. The Company utilizes its centralized RD&E capabilities to advance and deliver technologies for the Company's worldwide packaging activities that (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials and material-efficient container designs that further the sustainability of metal packaging, (3) provide continuous quality and/or production efficiency improvements in its manufacturing facilities, (4) advance customer and vendor relationships, and (5) provide value-added engineering services and technical support. These capabilities facilitate (1) the identification of new and/or expanded market opportunities by working directly with customers to develop new packaging products or enhance existing packaging products through the application of new technologies that better differentiate our customers' products in the retail environment (for example, the creation of new packaging shapes or novel decoration methods) and/or the incorporation of consumer-valued features (for example, improved openability and/or ease of use) and (2) the reduction of manufacturing costs by reducing the material content of the Company's products (while retaining necessary performance characteristics), reducing spoilage, and increasing operating efficiencies in our manufacturing facilities.

The Company maintains a substantial portfolio of patents and other intellectual property (IP) in the field of metal packaging systems and seeks strategic partnerships to extend its IP in existing and emerging markets. As a result, the Company has licensed IP in geographic regions where the Company has a limited market presence today. Existing technologies such as SuperEnd® beverage ends, 360 End™ beverage ends, Easy-Flow™ beverage ends, Eole™ easy-open food ends and can shaping have been licensed in Australia, Japan, and Africa to provide customers with global access to Crown's brand building innovations.

The Company spent $41 million in 2016 and $39 million in both 2015 and 2014 in its centralized RD&E activities. Certain of these activities are expected to improve and expand the Company's product lines in the future. These expenditures include projects within the Company's RD&E facilities to improve manufacturing efficiencies, reduce unit costs, and develop new and improved value-added packaging systems. These expenditures do not include related product and process developments occurring within the Company's decentralized business units.

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

Generally, the Company’s principal raw materials are obtained from the major suppliers in the countries in which it operates plants. Some plants in smaller countries, which do not have local mills, obtain raw materials from abroad. The Company has agreements for what it considers adequate supplies of raw materials. However, sufficient quantities may not be available in the future due to, among other things, shortages due to excessive demand, weather or other factors, including disruptions in supply caused by raw material transportation or production delays. From time to time, some of the raw materials have been in short supply but, to date, these shortages have not had a significant impact on the Company’s operations.

In 2016, consumption of steel and aluminum represented 21% and 41% of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, provide uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices or set repricing dates, and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The Company generally attempts to mitigate its steel and aluminum price risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

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

EMPLOYEES

At December 31, 2016, the Company had approximately 24,000 employees. Collective bargaining agreements with varying terms and expiration dates cover approximately 15,000 employees. The Company does not expect that renegotiation of the agreements expiring in 2017 will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

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

The Company's international operations, which generated approximately 77% of its consolidated net sales in 2016, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company's liquidity and net income. The Company's international operations generated approximately 77% of its consolidated net sales in the years ended 2016 and 2015 and 76%, of its consolidated net sales in the year ended 2014. In addition, the Company's business strategy includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America, and Asia, that may pose greater risk of political or economic instability. Approximately 38%, 37% and 32% of the Company's consolidated net sales in the years ended 2016, 2015 and 2014 were generated outside of the developed markets in Western Europe, the United States and Canada. Furthermore, if economic conditions in Europe deteriorate, there will likely be a negative effect on the Company's European business, as well as the businesses of the Company's European customers and suppliers. If a further downturn in European economic conditions ultimately leads to a significant devaluation of the euro, the value of the Company's financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company's overall business, prospects, operating results, financial condition and cash flows.

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

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the years ended December 31, 2016 and 2015 the Company derived approximately 77% of its consolidated net sales from its international operations. For the year ended December 31, 2014 the Company derived approximately 76% of its consolidated net sales from its international operations. Volatility in exchange rates may increase the costs of its products, impair the purchasing power of its customers in different markets, result in significant competitive benefit to certain of its competitors who incur a material part of their costs in other currencies than it does, and increase its hedging costs and limit its ability to hedge exchange rate exposure. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2016, a 0.10 movement in the average Euro rate would have reduced net income by $14 million.

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

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2016, consumption of steel and aluminum represented 21% and 41% of the Company's consolidated cost of products sold, excluding depreciation and amortization. While certain, but not all, of the Company's contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. Significant increases in raw material costs may increase the Company's working capital requirements, which may increase the Company's average outstanding indebtedness and interest expense and may exceed the amounts available under the Company's senior secured credit facilities and other sources of liquidity. In addition, the Company hedges raw material costs on behalf of certain customers and may suffer losses if such customers are unable to satisfy their purchase obligations.

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

The Company has substantial outstanding indebtedness. As a result of the Company's substantial indebtedness, a significant portion of the Company's cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2016, the Company and its subsidiaries had approximately $4.9 billion of indebtedness. The Company's ratio of earnings to fixed charges was 3.8 times for the year ended December 31, 2016.

The Company’s current sources of liquidity include securitization facilities with program limits that expire as follows: $200 million in December 2018 and $160 million in 2019. Additional sources of liquidity include borrowings that mature as follows: its $1,200 million revolving credit facilities in December 2018; its €650 million ($684 million at December 31, 2016) 4.0% senior notes in July 2022; its $1,000 million 4.50% senior notes in January 2023; its €600 million ($631 million at December 31, 2016) 2.625% senior notes in September 2024; its €600 million ($631 million at December 31, 2016) 3.375% senior notes in May 2025; its $400 million 4.25% senior notes in September 2026; its $350 million 7.375% senior notes in December 2026; its $45 million 7.5% senior notes in December 2096; and its $124 million of other indebtedness in various currencies at various dates through 2036. In addition, the Company's term loan and farm credit facilities mature as follows: $130 million in December 2017, $592 million in December 2018 and $344 million in December 2019.

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

As of December 31, 2016, approximately $1.1 billion of the Company's $4.9 billion of total indebtedness and other outstanding obligations were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $243 million, $270 million and $253 million for 2016, 2015 and 2014. Based on the amount of variable rate debt outstanding at December 31, 2016, a 1% increase in variable interest rates would increase its annual interest expense by $11 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 1% increase could be more than $11 million as the Company's average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2016. In addition, the cost of the Company's securitization

Crown Holdings, Inc.

and factoring facilities would also increase with an increase in floating interest rates. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

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
Moreover, although the Company's senior secured credit facilities contain restrictions on the Company's ability to make restricted payments, including the declaration and payment of dividends and the repurchase of the Company's common stock, the Company is able to make such restricted payments under certain circumstances which may increase indebtedness, and the Company may in the future establish a regular dividend on the Company common stock. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that the Company and its subsidiaries now face.

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

Crown Holdings, Inc.

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

The Company recorded pre-tax charges of $21 million, $26 million and $40 million to increase its accrual for asbestos-related liabilities in 2016, 2015 and 2014. As of December 31, 2016, Crown Cork's accrual for pending and future asbestos-related claims and related legal costs was $342 million, including $300 million for unasserted claims. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary's insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note L to the Company's audited consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork's ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

During the year ended December 31, 2016, Crown Cork received approximately 2,500 new claims, settled or dismissed approximately 1,500 claims, and had approximately 55,500 claims outstanding at the end of the period. Of these outstanding claims, approximately 16,000 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 39,500 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 2,000 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 18,500 were filed in other states. The outstanding claims at December 31, 2016 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states where the Company's liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company's businesses arising from these defenses will not increase materially.

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

Crown Cork made cash payments of $30 million in each of the years 2016, 2015 and 2014 for asbestos-related claims including settlement payments and legal fees. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

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

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2016, 2015 and 2014, the Company contributed $103 million, $79 million and $81 million to its pension plans. Pension expense was $28 million in 2016 and is expected to be $19 million in 2017. A 0.25% change in the 2017 expected rate of return assumptions would change 2017 pension expense by approximately $11 million. A 0.25% change in the discount rates assumptions as of December 31, 2016 would change 2017 pension expense by approximately $3 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $60 million in 2017, $61 million in 2018, $61 million in 2019, $86 million in 2020 and $99 million in 2021. Future changes to mortality tables or other factors used to determine pension contributions could have a significant impact on the Company’s future contributions and its cash flow available for debt reduction, capital expenditures or other purposes.  In addition, any increase in required U.S. pension contributions will reduce U.S. taxable income and could negatively impact the Company’s ability to use its existing foreign tax credits, resulting in a charge to tax expense to write off credits that would expire prior to being used.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company's pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations and profitability. See Note U to the Company's audited consolidated financial statements in this Annual Report. As long as the Company continues to maintain its various pension plans, the Company will continue to incur additional pension obligations. The Company's pension plan assets consist primarily of common stocks and fixed income securities and also includes alternative investments such as interests in private equity and hedge funds. If the performance of plan assets does not meet the Company's assumptions or discount rates continue to decline, the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, the Company's supplemental executive retirement plan and retiree medical plans are unfunded.

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the notes. In addition, as of December 31, 2016 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $152 million, based on assumptions set forth under Note U to the Company's audited consolidated financial statements in this Annual Report.

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

Crown Holdings, Inc.

price than that prevailing in the market. In addition, some of these provisions make it more difficult to remove the Company's incumbent directors and officers, even if their removal would be regarded by some shareholders as desirable.

The Company has authorized and unissued approximately 360 million shares of common stock, including treasury shares, and 30 million shares of preferred stock. The shares of preferred stock may be issued at any time or from time to time and the board of directors has authority to fix the designations, number and voting rights, preferences, privileges, limitations, restrictions, conversion rights and other special or relative rights, if any, of any class or series of any class of preferred stock that may be desired, provided the shares of any such class or series of preferred stock shall not be entitled to more than one vote per share when voting as a class with holders of the Company's common stock. The Company does not have a policy limiting the issuance of the preferred stock for corporate purposes such as corporate financings or acquisitions. One of the effects of the existence of authorized but unissued shares of the Company's common stock or preferred stock may be to enable the Company's board of directors to render it more difficult or to discourage an attempt to obtain control of the Company and thereby protect the continuity of the Company's management, which may adversely affect the market price of the Company's common stock. If in the due exercise of its fiduciary obligations, for example, the Company's board of directors were to determine that a takeover proposal were not in the Company's best interests, such shares could be issued by the board of directors without stockholder approval in one or more private placements or other transactions that might prevent, render more difficult or make more costly the completion of any attempted takeover transaction by diluting voting or other rights of the proposed acquirer or insurgent stockholder group, by creating a substantial voting bloc in institutional or other hands that might support the position of the incumbent board of directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise.

The Company's principal markets may be subject to overcapacity and intense competition, which could reduce the Company's net sales and net income.

Food and beverage cans are standardized products, allowing for relatively little differentiation among competitors. This could lead to overcapacity and price competition among food and beverage can producers if capacity growth outpaced the growth in demand for food and beverage cans and overall manufacturing capacity exceeded demand. These market conditions could reduce product prices and contribute to declining revenue and net income and increasing debt balances. As a result of industry overcapacity (including in developed markets and certain emerging markets, such as China) and price competition, the Company may not be able to increase prices sufficiently to offset higher costs or to generate sufficient cash flow. The North American and Western Europe food and beverage can markets, in particular, are considered to be mature markets, characterized by slow growth and a sophisticated distribution system. In China, the current industry supply of beverage cans exceeds demand, which has resulted in pricing pressure and negative impacts on the Company's profitability. Competitive pricing pressures, overcapacity, the failure to develop new product designs and technologies for products, as well as other factors, such as consolidation among our competitors, could cause the Company to lose existing business or opportunities to generate new business and could result in decreased cash flow and net income.

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

Crown Holdings, Inc.

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

The majority of the Company's sales are to companies that have leading market positions in the sale of packaged food, beverages and household products to consumers. Although no one customer accounted for more than 10% of its net sales in the years ended 2016, 2015 or 2014, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company's net sales and net income. A continued consolidation of the Company's customers could exacerbate any such loss.

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

Crown Holdings, Inc.

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

Impairment of the Company's goodwill would require a write down of goodwill, which would reduce the Company's net income in the period of any such write down. At December 31, 2016, the carrying value of the Company's goodwill was $2,791 million. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

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

Crown Holdings, Inc.

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

A portion of the Company's operations, including certain beverage can operations in Asia, the Middle East and South America, is conducted through joint ventures. The Company participates in these ventures with third parties. In the event that the Company's joint venture partners do not observe their obligations or are unable to commit additional capital to the joint ventures, it is possible that the affected joint venture would not be able to operate in accordance with its business plans or that the Company would have to increase its level of commitment to the joint venture.

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

Crown Holdings, Inc.

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

The vote by the United Kingdom to leave the European Union could adversely affect Crown.

On June 23, 2016, the U.K. voted to leave the European Union (E.U.) (referred to as Brexit), which could cause disruptions to and create uncertainty surrounding Crown's business, including affecting relationships with existing and future customers, suppliers and employees. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets eith during a transitional period or more permanently. The measures could potentially disrupt the markets Crown serves and the tax jurisdictions in which Crown operates and adversely change tax benefits or liabilities in these or other jurisdiction. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

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

Crown Holdings, Inc.

customers or suppliers. Failure or disruption of these systems, or the back-up systems, for any reason could disrupt the Company's operations and negatively impact the Company's cash flows or financial condition.

Potential U.S. tax law changes could increase the Company's U.S. tax expense on its overseas earnings which could have a negative impact on its after-tax income and cash flow.

President Trump and Republicans in the U.S. House of Representatives each include corporate tax reform as part of their respective agendas.  President Trump broadly described changes to corporate taxes during his campaign but has not yet provided specific changes.  House Republicans released the “Better Way for Tax Reform” or “Blueprint” that outlined several significant corporate tax reforms.  Many of President Trump’s campaign themes on corporate tax reform are consistent with the Blueprint.  Some of the proposed changes, which have not been fully agreed to by President Trump and the House Republicans, include reduction of the corporate tax rate from 35% to 15% or 20%, elimination of the tax deduction for interest expense, proposals to permit repatriation of offshore earnings at a reduced rate, elimination of U.S. tax on foreign earnings, immediate deductions for new investments instead of deductions for depreciation expense over time, and the imposition of income tax on imported goods (so-called “border adjustments”).  It is unclear whether these proposed tax revisions will be enacted, or if enacted, what the precise scope of the revisions will be.  However, depending on their final form, the proposals, if enacted, could have a material adverse effect on the Company’s after-tax income and cash flow.  In particular, legislative changes might require the Company to revalue and write-down its deferred tax assets, including foreign tax credit carryovers.

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

Public health officials and government officials have become increasingly concerned about the public health consequences associated with over-consumption of certain types of beverages, such as sugar beverages and including those sold by certain of the Company's significant customers. Possible new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of these beverages may significantly reduce demand for the beverages of the Company's customers, which could in turn affect demand of the Company's customers for the Company's products. For example, Mexico recently implemented a tax on certain sugar sweetened beverages and members of the U.S. Congress have raised the possibility of a federal tax on the sale of certain beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters. Some state and local governments are also considering similar taxes, and San Francisco, California and Philadelphia, Pennsylvania have enacted such a tax. If enacted, such taxes could materially adversely affect the Company's business and financial results. Additionally, France has introduced taxes on drinks with added sugar and artificial sweeteners that companies produce or import and the United Kingdom is planning on introducing a similar tax in 2018. France has also imposed taxes on energy drinks using certain amounts of taurine and caffeine. The imposition of such taxes in the future may decrease the demand for certain soft drinks and beverages that the Company’s customers produce, which may cause the Company’s customers to respond by decreasing their purchases from the Company. Consumer tax legislation and future attempts to tax sugar or energy drinks by other jurisdictions could reduce the demand for the Company’s products and adversely affect the Company’s profitability.

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

If the Company is unable to maintain the proprietary nature of its technologies, its competitors may use its technologies to compete with it. The Company has a number of patents covering various aspects of its products, including its SuperEnd® beverage can end, whose primary patent expires in 2016, Easylift™ full aperture steel food can ends, PeelSeam™ and PeelFit™ flexible lidding and Ideal™ product line. The Company's patents may not withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products or infringe upon the Company's patents. Moreover, the costs of litigation to defend the Company's patents could be substantial and may outweigh the benefits of enforcing its rights under its patents. The Company markets its products internationally and the patent laws of foreign countries may offer less protection than the patent laws of the United States. Not all of the Company's domestic patents have been registered in other countries. The Company also relies on trade secrets, know-how and other unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. In addition, the Company has from time to time received letters from third parties suggesting that it may be infringing on their intellectual property rights, and third parties may bring infringement suits against the Company, which could result in the Company needing to seek licenses from these third parties or refraining altogether from use of the claimed technology.

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

As of December 31, 2016, the Company operated 146 manufacturing facilities of which 26 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division had 49 operating facilities of which 9 are leased. Within the Americas Division, 31 facilities operated in the U.S. of which 7 were leased. The European Division had 63 operating facilities of which 13 were leased and the Asia Pacific Division had 31 operating facilities of which 4 were leased. The Company also has three canmaking equipment and spare part operations in the U.S. and the U.K., one of which was a leased facility. Certain leases provide renewal or purchase options. The principal manufacturing facilities at December 31, 2016 are listed below and are grouped by product and by division.

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

Excluded from the list below are operating facilities in unconsolidated subsidiaries as well as service or support facilities. The service or support facilities include machine shop operations, plant operations dedicated to printing for cans and closures, coil shearing, coil coating and RD&E operations. Some operating facilities produce more than one product but have been presented below under the product with the largest contribution to sales. Also excluded from the Americas Division was a beverage can manufacturing facility in Nichols, NY which was commissioned and began commercial shipments in January 2017.

Crown Holdings, Inc.

	Americas		Europe		Asia Pacific
Beverage and Closures	Kankakee, IL	Estancia, Brazil	Custines, France	Sevilla, Spain	Phnom Penh, Cambodia (2)
	Lawrence, MA	Manaus, Brazil	Korinthos, Greece	El Agba, Tunisia	Sihanoukville, Cambodia
	Mankato, MN	Ponta Grossa, Brazil	Patras, Greece	Izmit, Turkey	Beijing, China
	Batesville, MS	Calgary, Canada	Amman, Jordan	Osmaniye, Turkey	Huizhou, China
	Dayton, OH	Weston, Canada	Dammam, Saudi Arabia	Dubai, UAE	Hangzhou, China
	Cheraw, SC	Santafe de Bogota,	Jeddah, Saudi Arabia	Botcherby, UK	Heshan, China
	Conroe, TX	Colombia	Kosice, Slovakia	Braunstone, UK	Putian, China
	Fort Bend, TX	Ensenada, Mexico	Agoncillo, Spain		Ziyang, China
	Winchester, VA	Guadalajara,			Bangi, Malaysia
	Olympia, WA	Mexico			Singapore
	La Crosse, WI	Monterrey, Mexico (2)			Nong Khae, Thailand
	Worland, WY	Orizaba, Mexico			Danang, Vietnam
	Cabreuva, Brazil	Toluca, Mexico			Dong Nai, Vietnam
	Teresina, Brazil				Hanoi, Vietnam
Ho Chi Minh City, Vietnam

	Winter Garden, FL	Hanover, PA	Carpentras, France	Abidjan, Ivory Coast	Bangpoo, Thailand
Food and Closures	Crawfordsville, IN	Suffolk, VA	Chatillon-sur-Seine, France	Toamasina, Madagascar	Haadyai, Thailand
	Owatonna, MN	Seattle, WA	Concarneau, France	Agadir, Morocco	Nakhon Pathom, Thailand
	Omaha, NE	Oshkosh, WI	Laon, France	Casablanca, Morocco	Samrong, Thailand
	Lancaster, OH	Kingston, Jamaica	Nantes, France	Pisco, Peru	Songkhla, Thailand
	Massillon, OH	La Villa, Mexico	Outreau, France	Goleniow, Poland
	Mill Park, OH	Barbados, West Indies	Perigueux, France	Pruszcz, Poland
	Connellsville, PA		Lubeck, Germany	Alcochete, Portugal
			Mühldorf, Germany	Novotitarovskaya,
			Seesen, Germany (2)	Russia
			Thessaloniki, Greece	Timashevsk, Russia
			Tema, Ghana	Aldeanuevra De Ebro, Spain
			Kornye, Hungary	Las Torres De Cotillas,
			Nagykoros, Hungary	Spain
			Athy, Ireland	Llanera, Spain
			Aprilia, Italy	Merida, Spain
			Battipaglia, Italy	Osuna, Spain
			Calerno S. Ilario d’Enza,	Pontavedra, Spain
			Italy	Sevilla, Spain
			Nocera Superiore, Italy	Karacabey, Turkey
			Parma, Italy	Wisbech, UK

Aerosol	Alsip, IL	Faribault, MN	Spilamberto, Italy (2)	Sutton, UK
	Decatur, IL	Spartanburg, SC	Mijdrecht, Netherlands

Specialty	Belcamp, MD		Vourles, France	Carlisle, UK	Huizhou, China
Packaging			Hoorn, Netherlands	Mansfield, UK	Kunshan, China
Langfang, China
Qingdao Chengyan, China
Shanghai, China
Tianjin, China
Tongxiang, China
Zhengzhou, China
Singapore
Binh Duong, Vietnam

Canmaking	Norwalk, CT	Chippewa Falls, WI	Shipley, UK (2)
Equipment	Trevose, PA	Acayucan, Mexico
and Other

Crown Holdings, Inc.

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2016, the accrual for pending and future asbestos claims and related legal costs that are probable and estimable was $342 million.

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

The Registrant’s common stock is listed on the New York Stock Exchange. On February 23, 2017 there were 3,749 registered shareholders of the Registrant’s common stock, including 1,226 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2016 is set forth in Part II of this Annual Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth under Note O to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Quarterly Stock Prices

Quarterly prices for the Company's common stock, as reported on the New York Stock Exchange composite tape, in 2016 and 2015 were:

(in millions)	2016				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$50.48	$55.44	$57.46	$57.49	$54.03	$57.08	$55.16	$54.39
Low	43.30	48.28	49.14	51.57	43.85	52.25	44.76	45.15

Issuer Purchases of Equity Securities

During 2016, the Company repurchased 162,563 shares in connection with the surrender of taxes upon vesting of restricted stock.

The Company made no purchases of its equity securities as part of publicly announced programs during the year ended December 31, 2016.

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE (a)
Comparison of Five-Year Cumulative Total Return (b)
Crown Holdings, S&P 500 Index, Dow Jones “U.S. Containers & Packaging” Index (c)

December 31,	2011	2012	2013	2014	2015	2016
Crown Holdings	$100	$110	$133	$152	$151	$157
S&P 500 Index	100	116	154	175	177	198
Dow Jones “U.S. Containers & Packaging” Index	100	114	161	184	176	210

(a)
The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company's filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(b)	Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2011 and that all dividends were reinvested.

(c) Industry index is weighted by market capitalization and, as of December 31, 2016, was composed of Crown Holdings, AptarGroup, Avery Dennison, Ball, Bemis, Berry Plastics, Graphic Packaging, International Paper, Owens-Illinois, Packaging Corp. of America, Sealed Air, Silgan, Sonoco and WestRock.

Crown Holdings, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2016	2015 (a)	2014 (b)	2013 (c)	2012 (c)
Summary of Operations
Net sales	$8,284	$8,762	$9,097	$8,656	$8,470
Cost of products sold, excluding depreciation and amortization	6,583	7,116	7,525	7,180	7,013
Depreciation and amortization	247	237	190	134	180
Selling and administrative expense	368	390	398	425	382
Provision for asbestos	21	26	40	52	37
Restructuring and other	44	66	129	34	—
Loss from early extinguishments of debt	37	9	34	41	—
Interest expense, net of interest income	231	259	246	231	219
Foreign exchange	(16)	20	14	3	(1)
Income before income taxes and equity earnings	769	639	521	556	640
Provision for/(benefit from) income taxes	186	178	43	141	(18)
Equity earnings	—	—	—	—	5
Net income	583	461	478	415	663
Net income attributable to noncontrolling interests	(87)	(68)	(88)	(104)	(105)
Net income attributable to Crown Holdings	$496	$393	$390	$311	$558

Financial Position at December 31
Working capital	$(55)	$141	$695	$256	$224
Total assets	9,599	10,050	9,673	8,025	7,492
Total cash and cash equivalents	559	717	965	689	350
Total debt	4,911	5,518	5,194	3,805	3,633
Total equity	668	385	337	236	88

Common Share Data (dollars per share)
Earnings:
Basic	$3.58	$2.85	$2.84	$2.23	$3.85
Diluted	3.56	2.82	2.82	2.21	3.79

Market price on December 31	52.57	50.70	50.90	44.57	36.81

Number of shares outstanding at year-end	139.8	139.4	139.0	138.2	143.1
Average shares outstanding
Basic	138.5	137.9	137.2	139.5	146.1
Diluted	139.3	139.1	138.5	140.7	148.4

Other
Capital expenditures	$473	$354	$328	$275	$324

(a) Includes the results of the Empaque acquisition from February 18, 2015 through December 31, 2015.
(b) Includes the results of the Mivisa acquisition from April 23, 2014 through December 31, 2014.
(c) The Company revised certain previously reported amounts to correct how it calculates its estimated asbestos liability. The revisions include increases of $85 and $65 million to the asbestos liabilities reported within other non-current liabilities, increases of $32 and $24 million to deferred tax assets reported within other non-current assets, and decreases of $53 and $41 million to total equity in 2013 and 2012. In addition, the provision for asbestos increased $20 million and $2 million, the provision for income taxes decreased $7 million and $1 million and net income attributable to Crown Holdings decreased $13 million and $1 million in 2013 and 2012. Consistent with applicable accounting standards, the Company now calculates its estimated liability without limitation to a specified time period.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the three-year period ended December 31, 2016. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

BUSINESS STRATEGY AND TRENDS

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

The Company's global beverage can business continues to be the major strategic focus for organic growth. For several years, industry demand for beverage cans has been growing globally and this is expected to continue in the coming years. While emerging markets such as Southeast Asia and Mexico have experienced higher growth rates due to rising per capita incomes and accompanying increases in beverage consumption, the more mature economies in Europe and North America have also seen market expansion. This is being propelled by the growth of beverages such as energy drinks, teas, juices, sparkling waters and craft beer and an increased preference for cans over certain other forms of beverage packaging. In addition, the Company's acquisition of Empaque in 2015 significantly increased its strategic position in beverage cans and its presence in the growing Mexican market.

Global food and aerosol can sales unit volumes have been stable to declining in recent years primarily due to lower consumer spending. The Company continues to benefit from the 2014 acquisition of Mivisa which provided the Company the leading position in Spain, a major European agricultural market.

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

Aluminum and steel prices can be subject to significant volatility and there has not been a consistent and predictable trend in pricing. As part of the Company's efforts to manage cost, it attempts to pass-through increases in the cost of aluminum and steel to its customers. The Company's ability to pass-through aluminum premium costs to its customers varies by market. There can be no assurance that the Company will be able to recover from its customers the impact of any such increased costs.

The Company expects to utilize the majority of free cash flow in 2017 to repurchase its common stock. The Company will also continue to identify and evaluate select growth opportunities through capacity additions in existing plants, new plants in markets that it already knows and understands, and potential strategic acquisitions in geographic areas and product lines in which it already operates or that complement its existing businesses.

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

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European segments, the Brazlian real, Canadian dollar and Mexican peso in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

Crown Holdings, Inc.

NET SALES AND SEGMENT INCOME

	2016	2015	2014
Net sales	$8,284	$8,762	$9,097
Beverage cans and ends as a percentage of net sales	58%	57%	53%
Food cans and ends as a percentage of net sales	27%	28%	30%

Year ended December 31, 2016 compared to 2015

Net sales decreased primarily due to the impact of foreign currency translation and the pass-through of lower material costs. Net sales would have been $277 higher using exchange rates in effect during 2015.

Year ended December 31, 2015 compared to 2014

Net sales decreased primarily due to the impact of foreign currency translation, partially offset by the acquisitions of Empaque and Mivisa. Net sales would have been $855 higher using exchange rates in effect during 2014.

Discussion and analysis of net sales and segment income by segment follows.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced stable volumes in recent years. In Mexico, the Company's sales unit volumes have increased primarily due to market growth and the acquisition of Empaque in February 2015. In Brazil and Colombia, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging.

In December 2016, the Company began commercial production at a new beverage can plant in Monterrey, Mexico. The Monterrey plant is capable of producing multiple can sizes. In January 2017, the Company began commercial shipments from the first line at its new beverage can plant in Nichols, NY. In addition to enhancing the Company's presence in specialty beverage can sizes, the plant provides an attractive cost platform, including reduced freight, from which to serve customers in the Northeastern region of the U.S. and Eastern region of Canada. In addition, the Company has announced plans to expand production capacity in Colombia which is expected to be operational in the second quarter of 2017 and to construct a one-furnace glass bottle facility in Chihuahua, Mexico, which is expected to be operational in the first half of 2018.

Net sales and segment income in the Americas Beverage segment are as follows:

	2016	2015	2014
Net sales	$2,757	$2,771	$2,335
Segment income	456	427	334

Year ended December 31, 2016 compared to 2015

Net sales decreased primarily due to the impact of foreign currency translation and the pass-through of lower material costs partially offset by a 6% increase in sales unit volumes, which includes the impact of Empaque for an additional six weeks. Net sales would have been $133 higher using exchange rates in effect during 2015.

Segment income increased primarily due to $41 from higher sales unit volumes, including the impact of an additional six weeks of Empaque, improved cost performance, and a benefit of $11 from lower aluminum premium costs in Brazil, partially offset by the impact of foreign currency translation and start-up costs at new facilities in Mexico and New York as described above. Segment income would have been $19 higher using exchange rates in effect during 2015.

Crown Holdings, Inc.

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

Net sales and segment income in the North America Food segment are as follows:

	2016	2015	2014
Net sales	$652	$680	$809
Segment income	69	86	127

Year ended December 31, 2016 compared to 2015

Net sales decreased primarily due to lower sales unit volumes, the pass-through of lower tinplate costs and the impact of foreign currency translation. Net sales would have been $14 higher using exchange rates in effect during 2015.

Segment income decreased primarily due to lower sales unit volumes partially offset by improved cost performance.

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

In the fourth quarter of 2016, a second line at the Osmaniye, Turkey plant began commercial production in response to growing demand for multiple can sizes. In addition, the Company announced plans to begin installation of a second high-speed aluminum beverage can line at the Custines, France facility. Commercial start-up of the line is expected in the second quarter of 2017 and will complete that plant's conversion from steel to aluminum.

Net sales and segment income in the European Beverage segment are as follows:

	2016	2015	2014
Net sales	$1,420	$1,504	$1,708
Segment income	243	228	265

Year ended December 31, 2016 compared to 2015

Net sales decreased primarily due to the impact of foreign currency translation and the pass-through of lower aluminum costs. Net sales would have been $52 higher using exchange rates in effect during 2015.

Crown Holdings, Inc.

Segment income increased primarily due to lower aluminum premium costs partially offset by the impact of foreign currency translation. Segment income would have been $9 higher using exchange rates in effect during 2015.

Year ended December 31, 2015 compared to 2014

Net sales and segment income decreased primarily due to the impact of foreign currency translation and a 1% decline in sales unit volumes, primarily in the Middle East due to ongoing conflicts in the region. Net sales and segment income would have been $182 and $23 higher using exchange rates in effect during 2014.

European Food

The European Food segment manufactures steel and aluminum food cans, ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. In April 2014, the Company completed its acquisition of Mivisa and in June 2014 divested certain Crown and Mivisa operations as required for regulatory approval. In 2015, the Company announced the closure of two European Food facilities in an effort to reduce cost by eliminating excess capacity and consolidating manufacturing processes. The Company expects these actions to result in annual cost savings of approximately $10 when completed in 2017. However, there can be no assurance that any such pre-tax savings will be realized.

Net sales and segment income in the European Food segment are as follows:

	2016	2015	2014
Net sales	$1,855	$1,984	$2,197
Segment income	244	246	221

Year ended December 31, 2016 compared to 2015

Net sales decreased primarily due to product and geographic mix including a 1% decline in sales unit volumes, $43 from the pass-through of lower tinplate costs and the impact of foreign currency translation. Net sales would have been $32 higher using exchange rates in effect during 2015.

Segment income decreased due to a decline in sales unit volumes partially offset by improved cost performance, including the impact of recent restructuring and other actions.

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

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. The Company's third beverage can plant in Cambodia began commercial production in the second quarter of 2016. Additionally, the Company announced construction of a new beverage can facility in Jakarta, Indonesia, and a second line at its beverage can plant in Danang, Vietnam, both of which are scheduled to begin commercial production in the third quarter of 2017, and a new beverage can plant in Yangon, Myanmar that is scheduled for start-up in the first half of 2018. In 2016, the Company announced the closure of its Shanghai beverage can facility in an effort to reduce cost by consolidating manufacturing processes in China.

Crown Holdings, Inc.

Net sales and segment income in the Asia Pacific segment are as follows:

	2016	2015	2014
Net sales	$1,116	$1,202	$1,226
Segment income	152	145	142

Year ended December 31, 2016 compared to 2015

Net sales decreased primarily due to $79 from lower selling prices, including the pass-through of lower raw material costs, and from the impact of foreign currency translation, partially offset by a 2% increase in sales unit volumes. Net sales would have been $26 higher using exchange rates in effect during 2015.

Segment income increased primarily due to higher sales unit volumes in Southeast Asia.

Year ended December 31, 2015 compared to 2014

Net sales decreased $49 from lower selling prices primarily due to the pass-through of lower raw material costs, the impact of competitive price compression and $38 from the impact of foreign currency translation, partially offset by an 8% increase in beverage can sales unit volumes in Southeast Asia.

Segment income increased primarily due to increased beverage cans sales unit volumes.

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

Net sales and segment income in non-reportable segments are as follows:

	2016	2015	2014
Net sales	$484	$621	$822
Segment income	70	83	92

Year ended December 31, 2016 compared to 2015

Net sales decreased primarily due to $46 from lower equipment sales, $45 from the divestiture of certain operations within the Company's European aerosol and specialty packaging businesses in 2015, $20 from lower selling prices in the Company's aerosol and specialty packaging businesses, including the pass-through of lower tinplate prices, and the impact of foreign currency translation. Net sales would have been $20 higher using exchange rates in effect during 2015.

Segment income decreased primarily due to $7 from lower sales in the Company's North America aerosol business and the impact of foreign currency translation. Segment income would have been $6 higher using exchange rates in effect during 2015.

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

Crown Holdings, Inc.

Corporate and unallocated

	2016	2015	2014
Corporate and unallocated	$(148)	$(196)	$(197)

Corporate and unallocated items in 2016 included an $8 benefit related to the timing impact of hedge ineffectiveness as compared to a charge of $1 in 2015. Additionally, corporate and unallocated expenses decreased due to $20 of lower pension costs, $7 of lower stock-based compensation expense and a 2015 charge of $6 related to fair value adjustments for the sale of inventory acquired in the acquisition of Empaque.

Corporate and unallocated items in 2015 included charges of $6 for fair value adjustments for the sale of inventory acquired in the acquisition of Empaque compared to a charge of $19 in 2014 related to the acquisition of Mivisa, $5 for the write-off of non-productive inventory related to plant closures and higher general corporate costs compared to 2014.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold (excluding depreciation and amortization) decreased from $7,116 in 2015 to $6,583 in 2016 primarily due to the impact of foreign currency translation and lower raw material costs partially offset by the impact of the Empaque acquisition. Cost of products sold would have been $214 higher using exchange rates in effect during 2015.

Cost of products sold (excluding depreciation and amortization) decreased from $7,525 in 2014 to $7,116 in 2015 primarily due to the impact of foreign currency translation, partially offset by the impact of the acquisitions of Mivisa and Empaque. Cost of products sold would have been $700 higher using exchange rates in effect during 2014.

Cost of products sold (excluding depreciation and amortization) as a percentage of net sales was 79% in 2016, 81% in 2015 and 83% in 2014.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $247 in 2016 from $237 in 2015 and $190 in 2014 primarily due to the impact of recent capacity expansion and depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisitions of Empaque in 2015 and Mivisa in 2014.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense decreased from $390 in 2015 to $368 in 2016 primarily due to $12 from the impact of foreign currency translation and $7 from lower stock-compensation expense.

Selling and administrative expense decreased from $398 in 2014 to $390 in 2015, primarily due to the impact of foreign currency translation, partially offset by higher general corporate costs.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. During 2016, 2015 and 2014 the Company recorded charges of $21, $26 and $40 to increase its accrual for asbestos-related costs and made asbestos-related payments of $30 in each year. The Company currently expects 2017 payments to be approximately $30. See Note L to the consolidated financial statements for additional information regarding the provision for asbestos-related costs. Also see the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to asbestos liabilities.

INTEREST EXPENSE

For the year ended December 31, 2016 compared to 2015, interest expense decreased from $270 to $243 primarily due to lower average debt outstanding.

For the year ended December 31, 2015 compared to 2014, interest expense increased from $253 to $270 primarily due to higher average debt outstanding from the acquisitions of Mivisa and Empaque, partially offset by lower borrowing rates and the impact of foreign currency translation.

Crown Holdings, Inc.

TAXES ON INCOME

The Company's effective income tax rates are as follows:

	2016	2015	2014
Income before income taxes	$769	$639	$521
Provision for income taxes	186	178	43
Effective income tax rate	24.1%	27.9%	8.3%

The low effective tax rate in 2016 was primarily due to a benefit of $31 from the release of the valuation allowance against the Company's net deferred tax assets in Canada.

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

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests increased from $68 in 2015 to $87 in 2016 primarily due to higher earnings in the Company's beverage can operations in Brazil and decreased from $88 in 2014 to $68 in 2015 primarily due to lower earnings in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities decreased from $956 in 2015 to $930 in 2016 primarily due increased pension contributions, premiums paid to retire debt and lower contributions from working capital changes partially offset by higher operating income.

Receivables decreased from $912 in 2015 to $865 in 2016 primarily due to increased securitization and factoring and the impact of foreign currency translation. Days sales outstanding for trade receivables decreased from 33 in 2015 to 32 in 2016, including a five day decrease related to the derecognition of receivables under the Company's securitization and factoring programs.

Inventories increased from $1,213 in 2015 to $1,245 in 2016 primarily due to higher year-end inventory build. Inventory turnover was 63 days at December 31, 2015 compared to 66 days at December 31, 2016.

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

Accounts payable and accrued liabilities increased from $2,645 in 2015 to $2,702 in 2016 primarily due to longer payment terms with suppliers offset by lower accrued pension and restructuring costs and the impact of foreign currency translation. Days outstanding for trade payables increased from 92 days at December 31, 2015 to 102 days at December 31, 2016 primarily due to longer payment terms with suppliers.

INVESTING ACTIVITIES

Cash used for investing activities decreased from $1,548 in 2015 to $442 in 2016 primarily due to funds paid for the acquisition of Empaque in 2015 partially offset by an increase in capital expenditures. The Company currently expects capital expenditures in 2017 of approximately $450.
At December 31, 2016, the Company had $167 of capital commitments, primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash generated from operations.

Crown Holdings, Inc.

FINANCING ACTIVITIES

Financing activities provided cash of $406 in 2015 and used cash of $616 in 2016 primarily due to higher net borrowings in 2015 to fund the acquisition of Empaque, partially offset by a cash inflow from the settlement of foreign currency derivatives used to hedge intercompany debt obligations in 2016 compared to an outflow in 2015, and higher dividends paid to noncontrolling interest in 2016.

LIQUIDITY

As of December 31, 2016, $462 of the Company's $559 in cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. The Company records current or deferred U.S. taxes for the earnings of these foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $343 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company may be required to record incremental U.S. taxes on the repatriated funds.

The Company funds its worldwide cash needs through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring facilities. As of December 31, 2016, the Company had available capacity of $76 under its various securitization facilities and $1,158 under its revolving credit facilities. The Company could have borrowed this amount at December 31, 2016 and would still be in compliance with its leverage ratio covenants.

The ratio of total debt, less cash and cash equivalents, to total capitalization was 86.7% and 92.6% at December 31, 2016 and 2015. Total capitalization is defined by the Company as total debt plus total equity, less cash and cash equivalents.

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

The Company’s revolving credit facility and term loans also contain various financial covenants. The interest coverage ratio is calculated as Adjusted EBITDA divided by interest expense. Adjusted EBITDA is calculated as the sum of net income attributable to Crown Holdings, net income attributable to noncontrolling interests, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s interest coverage ratio of 5.30 to 1.0 at December 31, 2016 was in compliance with the covenant requiring a ratio of at least 2.85 to 1.0. The total net leverage ratio is calculated as total net debt divided by Adjusted EBITDA, as defined above. Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. The Company’s total net leverage ratio of 3.26 to 1.0 at December 31, 2016 was in compliance with the covenant requiring a ratio no greater than 4.50 to 1.0. The ratios are calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Adjusted EBITDA and interest expense for the most recent twelve months. Failure to meet the financial covenants could result in the acceleration of any outstanding amounts due under the revolving credit facilities, term loan facilities and farm credit facility.

The Company’s current sources of liquidity include securitization facilities with program limits that expire as follows: $200 in December 2018 and $160 in December 2019. Additional sources of liquidity include borrowings that mature as follows: its $1,200 revolving credit facilities in December 2018; its €650 ($684 at December 31, 2016) 4.0% senior notes in July 2022; its $1,000 4.50% senior notes in January 2023; its €600 ($631 at December 31, 2016) 2.625% senior notes in September 2024; its €600 ($631 at December 31, 2016) 3.375% senior notes in May 2025; its $400 4.25% senior notes in September 2026; its $350 7.375% senior notes in December 2026; its $45 7.5% senior notes in December 2096; and its $124 of other indebtedness in various currencies at various dates through 2036. In addition, the Company's term loan and farm credit facilities mature as follows: $130 in December 2017, $592 in December 2018 and $344 in December 2019.

Crown Holdings, Inc.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2016 are summarized in the table below.

	Payments Due by Period
	2017	2018	2019	2020	2021	2022 & after	Total
Long-term debt	$162	$623	$364	$17	$18	$3,747	$4,931
Interest on long-term debt	191	186	170	159	158	157	1,021
Operating leases	48	32	22	16	11	63	192
Projected pension contributions	60	61	61	86	99	—	367
Postretirement obligations	16	15	14	14	13	58	130
Purchase obligations	2,651	1,154	284	98	59	—	4,246
Total contractual cash obligations	$3,128	$2,071	$915	$390	$358	$4,025	$10,887

All amounts due in foreign currencies are translated at exchange rates as of December 31, 2016.

The Company expects to fund its obligations through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs.

Aggregate maturities of long-term debt for the five years subsequent to 2016 exclude unamortized discounts and debt issuance costs.

Interest on long-term debt is presented through 2022 only and represents the interest that will accrue by year based on debt outstanding and interest rates in effect as of December 31, 2016.

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

Postretirement obligations represent expected payments to retirees for medical and life insurance coverage for the next ten years. Pension and postretirement obligation projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover and have therefore been provided for only five years for pension and ten years for postretirement.

Purchase obligations include commitments for raw materials and utilities at December 31, 2016. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

The table above excludes $27 of liabilities for unrecognized tax benefits because the Company is unable to estimate when these amounts may be paid, if at all. See Note V to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

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

The table below provides information in U.S. dollars as of December 31, 2016 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
U.S. dollars/Euro	$32	$2	1.14
Sterling/Euro	98	2	0.87
Euro/Sterling	342	(4)	1.16
Euro/U.S. dollars	231	(2)	0.94
U.S. dollars/Sterling	18	1	1.27
Sterling/U.S. dollars	10	(2)	0.75
Singapore dollars/U.S. dollars	58	(3)	1.38
Polish Zloty/Euro	76	—	4.48
U.S. dollars/Turkish Lira	61	8	0.31
Turkish Lira/U.S. dollars	93	(13)	3.16
Euro/Singapore dollars	84	—	0.66
Euro/Polish Zloty	133	(1)	0.22
	$1,236	$(12)

At December 31, 2016, the Company had additional contracts with an aggregate notional value of $99 to purchase or sell other currencies, primarily Asian currencies, including the Malaysian Ringgit, Thai Baht, Japanese Yen, and Hong Kong Dollar; European currencies, including the Hungarian Florint; the South African Rand; and the Canadian Dollar. The aggregate fair value of these contracts was a gain of $2.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations as of December 31, 2016. Interest rates represent the rates in effect as of December 31, 2016.

	Year of Maturity
Debt	2017	2018	2019	2020	2021	Thereafter
Fixed rate	$32	$29	$20	$17	$18	$3,747
Average interest rate	5.6%	5.7%	6.0%	5.7%	7.0%	4.2%
Variable rate	$130	$594	$344	—	$—	—
Average interest rate	2.5%	2.5%	2.8%	—	—	—

Total future payments at December 31, 2016 include $2,942 of U.S. dollar-denominated debt, $2,016 of euro-denominated debt and $6 of debt denominated in other currencies.

The Company uses various raw materials, such as steel and aluminum in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2016, consumption of steel and aluminum represented 21% and 41% of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The Company may, however, be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term. As of December 31, 2016, the Company had forward commodity contracts to hedge aluminum price fluctuations with a notional value of $229 and a net gain of $13. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities.

Crown Holdings, Inc.

In addition, the Company's manufacturing facilities are dependent, to varying degrees, upon the availability of water and processed energy, such as natural gas and electricity.

See Note R to the consolidated financial statements for further information on the Company’s derivative financial instruments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note M to the consolidated financial statements. The Company also utilizes receivables securitization and factoring facilities and derivative financial instruments as further discussed under Note D and Note R to the consolidated financial statements.

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

INFLATION

Certain of the Company's sales contracts contain non-metal pass-through provisions that include annual selling price adjustments based on a producer price index. In recent years the referenced index has been negative, requiring the Company to reduce its selling prices while its actual costs have increased.

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

Crown Holdings, Inc.

At the end of each quarter, the Company considers whether there have been any material developments that would cause it to update its asbestos accrual calculations. Absent any significant developments in the asbestos litigation environment in general or with respect to the Company specifically, the Company updates its accrual calculations in the fourth quarter of each year. The Company estimates its liability without limitation to a specified time period and provides for the estimated amounts expected to be paid related to outstanding claims, projected future claims and legal costs.

Outstanding claims used in the accrual calculation are adjusted for factors such as claims filed in those states where the Company’s liability is limited by statute, claims alleging first exposure to asbestos after 1964 which are assumed to have no value and claims which are projected to never be paid and are assumed to have a reduced or nominal value based on the length of time outstanding. Projected future claims are calculated based on actual data for the most recent five years and are adjusted to account for the expectation that a percentage of these claims will never be paid. Outstanding and projected claims are multiplied by the average settlement cost of claims for the most recent five years. As claims are not submitted or settled evenly throughout the year, it is difficult to predict at any time during the year whether the number of claims or average settlement cost over the five year period ending December 31 of such year will increase compared to the prior five year period.

In 2016, the Company recorded a charge of $21 to increase its asbestos liability compared to charges of $26 in 2015 and $40 in 2014. The charge in 2016 was primarily to increase the accrual due to an increase in projected claims and higher average settlement costs per claim. The five year average settlement cost per claim increased to $13,800 in 2016 from $13,000 in 2015 and $13,400 in 2014. Crown Cork's experience continues to be settling a higher percentage of claims alleging serious disease (primarily mesothelioma) at higher dollar amounts. Accordingly, a higher percentage of claims projected into the future continue to relate to serious diseases and are therefore valued at higher dollar amounts. For example, in each of the years 2016, 2015 and 2014, of the projected claims related to claimants alleging first exposure to asbestos before or during 1964 and filed in states that have not enacted asbestos legislation approximately 60% relate to claims alleging serious diseases such as mesothelioma.

If the recent trend of settling a higher percentage of claims alleging serious disease (primarily mesothelioma) which are settled for higher amounts continues, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company will record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2016 by $34. A 10% increase in these two factors at the same time would increase the estimated liability at December 31, 2016 by $72. A 10% decrease in these two factors at the same time would decrease the estimated liability at December 31, 2016 by $65.

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

The quantitative impairment test involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on the average of the estimated fair values calculated using market values for comparable businesses and discounted cash flow projections. The Company uses an average of the two methods in estimating fair value because it believes they provide an equal probability of yielding an appropriate fair value for the reporting unit. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Under the first method of calculating estimated fair value, the Company obtains available information regarding multiples used in recent transactions, if any, involving transfers of controlling interests in the packaging industry. The Company also reviews publicly available trading multiples based on the enterprise value of companies in the packaging industry whose shares are publicly traded. The appropriate multiple is applied to the forecasted Adjusted EBITDA (a non-GAAP item defined by the Company as net customer sales, less cost of products sold excluding depreciation and amortization, less selling and administrative expenses) of the reporting unit to obtain an estimated fair value. Under the second method, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include moderate to no growth assumptions unless there has recently been a material change in the business or a material change is forecasted. The discount rate used is based on the average weighted-average cost of capital of companies in the packaging industry, which information is available through various sources.

Crown Holdings, Inc.

The terminal value at the end of five years is the product of forecasted Adjusted EBITDA at the end of the five year period and the trading multiple. The Company used an EBITDA multiple of 8.0 times in 2016 which was consistent with 2015. The Company used a discount rate of 7.5% in 2016 which was consistent with 2015 and is supported by the weighted average cost of capital of companies in the packaging industry.

The Company completed its annual review for 2016 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur. Based upon the Company’s qualitative and quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, the Company did not have any reporting unit whose fair value did not materially exceed its carrying value except for the European Aerosols and Specialty Packaging and the North America Food reporting units discussed below.

As of October 1, 2016, the estimated fair value of the European Aerosols and Specialty Packaging reporting unit, using the methods and assumptions described above, was 25% higher than its carrying value, and the reporting unit had $91 of goodwill. The maximum potential effect of weighting the two valuation methods other than equally would have been to increase or decrease the estimated fair value by $10. Assuming all other factors remain the same, a $1 change in forecasted annual Adjusted EBITDA changes the excess of estimated fair value over carrying value by $9; a change of 0.5 in the assumed EBITDA multiple changes the excess of estimated fair value over carrying value by $5; and an increase in the discount rate from 7.5% to 8.5% changes the excess of estimated fair value over carrying value by $9. Under each of these scenarios, the reporting unit's fair value exceeded its carrying value. If Adjusted EBITDA decreased by 15% the fair value of the reporting unit would approximate carrying value.

As of October 1, 2016, the estimated fair value of the North America Food reporting unit, using the methods and assumptions described above, was 26% higher than its carrying value, and the reporting unit had $115 of goodwill. The maximum potential effect of weighting the two valuation methods other than equally would have been to increase or decrease the estimated fair value by $45. Assuming all other factors remain the same, a $1 change in forecasted annual Adjusted EBITDA changes the excess of estimated fair value over carrying value by $12; a change of 0.5 in the assumed EBITDA multiple changes the excess of estimated fair value over carrying value by $9; and an increase in the discount rate from 7.5% to 8.5% changes the excess of estimated fair value over carrying value by $29. Under each of these scenarios, the reporting unit's fair value exceeded its carrying value. If Adjusted EBITDA decreased by 13% the fair value of the reporting unit would approximate carrying value.

These reporting units operate in low-growth environments with multiple competitors, which could result in lower selling prices. In addition, shifts in consumer demand could result in lower volumes. While the Company believes current Adjusted EBITDA projections are reasonable, the reporting units' ability to maintain or grow Adjusted EBITDA could be negatively impacted by the above factors. To the extent future operating results were to decline causing the estimated fair values to fall below carrying values, it is possible that an impairment charge of up to $91 for European Aerosols and Specialty Packaging and $115 for North America Food could be recorded.
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

Crown Holdings, Inc.

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, future rates of inflation, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $28 in 2016 and currently projects its 2017 pension expense to be $19, using foreign currency exchange rates in effect at December 31, 2016. In addition, the Company recorded $14 of pension settlement charges in restructuring and other in the Consolidated Statement of Operations. In 2016, the company changed the method used to estimate the service and interest cost components of net periodic pension and postretirement benefits cost. The new method uses the spot yield curve approach to estimate the service and interest cost by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. Previously, the service and interest cost components were determined using a single weighted average discount rate. The change does not affect the measurement of the total benefit plan obligations. The spot yield curve approach provides a more precise measure of service and interest cost by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The company accounted for this change as a change in estimate prospectively beginning in 2016. The rate of return assumptions are reviewed at each measurement date based on the pension plans’ investment policies, current asset allocations and an analysis of the historical returns of the capital markets.

The U.S. plan’s assumed rate of return was 8.0 % in 2016 and is 7.5% in 2017. The U.K. plan’s assumed rate of return was 5.25% in 2016 and is 4.25% in 2017. The assumed rates of return for 2017 were calculated on a similar basis to 2016 as described in Note U to the consolidated financial statements. A 0.25% change in the expected rates of return would change 2017 pension expense by approximately $11.

Discount rates were selected using a method that matches projected payouts from the plans to an actuarially determined yield curve based on market observable AA bond yields in the respective plan jurisdictions and currencies. In certain jurisdictions, government securities were used along with corporate bonds to develop country-specific yield curves the extent that the underlying markets were not deemed sufficiently developed. A 0.25% change in the discount rates from those used at December 31, 2016 would change 2017 pension expense by approximately $3 and postretirement expense by less than $1. A 0.25% change in the discount rates from those used at December 31, 2016 would have changed the pension benefit obligation by approximately $154 and the postretirement benefit obligation approximately $4 as of December 31, 2016. See Note U to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2016, the Company had pre-tax unrecognized net losses in other comprehensive income of $2,032 related to its pension plans and $49 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. For example, the unrecognized net loss in the Company’s pension plans included a current year loss of $438 primarily due to lower discount rates at the end of 2016 compared to 2015, partially offset by a gain of $425 due to actual asset returns higher than expected returns. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2016 included charges of $114 for the amortization of unrecognized net losses, and the Company estimates charges of $93 in 2017. Amortizable losses are being recognized over either the average expected life of inactive employees or the remaining service life of active participants depending on the status of the individual plans. The weighted average amortization periods range between 8 - 20 years. An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2017 by $9. A decrease of 10% in the number of years would increase the estimated 2017 charge by $11.

The unrecognized net losses in the Company’s postretirement benefit plans are being recognized over the average remaining service life of active participants of 10 years. The Company’s postretirement benefits expense for the year ended December 31, 2016 included a loss of $5 for the amortization of unrecognized net losses, and the Company estimates losses of $5 in 2017.

RECENT ACCOUNTING GUIDANCE

In May 2014, the FASB issued new guidance which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new guidance, revenue will either be recognized at a point in time or over time. Certain products that the Company manufactures for customers may have no alternative use and follow an over-time revenue recognition model. As a result, timing of revenue recognition for certain products, under the new guidance, may be accelerated compared to current guidance. The guidance is effective for the Company on January
1, 2018. The Company continues to make progress towards implementation of the new guidance and to evaluate the adoption impact on its financial position and results of operations.

Crown Holdings, Inc.

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

In March 2016, the FASB issued new guidance on share-based payments. The new guidance includes provisions to simplify various aspects of how share-based payments are accounted for and presented in the financial statements. Under the current guidance, upon settlement tax benefits in excess of compensation costs ("windfalls") are recorded in equity and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls. Under the new guidance all of the tax effects related to share-based payments at settlement will be recorded through the income statement. The guidance will be effective for the Company on January 1, 2017. Upon adoption of this standard, the Company expects to recognize a deferred tax asset of approximately $60 related to to excess tax benefits that were not previously recognized as they had not reduced current taxes payable in previous years. The Company does not currently expect this guidance to have a material impact on its results of operations or statement of cash flows.

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and payments on the statement of cash flows. Under the new guidance, cash payments resulting from debt prepayment or extinguishment will be classified as cash outflows from financing activities. In addition, beneficial interests obtained in a securitization of financial assets should be disclosed as a noncash activity and cash receipts from the beneficial interests should be classified as cash inflows from investing activities. Under existing guidance, the Company classifies cash receipts from beneficial interests in securitized receivables and cash payments resulting from debt prepayment or extinguishment as cash flows from operating activities. The guidance will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact of adopting this guidance, which may have a material impact on its cash flows from operating activities.

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for the Company on January 1, 2020 but early adoption is permitted.

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

Crown Holdings, Inc.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Crown Holdings, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Crown Holdings, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2017

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

For the Years Ended December 31	2016	2015	2014
Net sales	$8,284	$8,762	$9,097
Cost of products sold, excluding depreciation and amortization	6,583	7,116	7,525
Depreciation and amortization	247	237	190
Selling and administrative expense	368	390	398
Provision for asbestos	21	26	40
Restructuring and other	44	66	129
Income from operations	1,021	927	815
Loss from early extinguishments of debt	37	9	34
Interest expense	243	270	253
Interest income	(12)	(11)	(7)
Foreign exchange	(16)	20	14
Income before income taxes	769	639	521
Provision for income taxes	186	178	43
Net income	583	461	478
Net income attributable to noncontrolling interests	(87)	(68)	(88)
Net income attributable to Crown Holdings	$496	$393	$390

Earnings per common share attributable to Crown Holdings:
Basic	$3.58	$2.85	$2.84
Diluted	$3.56	$2.82	$2.82

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the Years Ended December 31	2016	2015	2014
Net income	$583	$461	$478
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	(435)	(469)	(323)
Pension and other postretirement benefits	166	91	47
Derivatives qualifying as hedges	23	(15)	25
Total other comprehensive loss	(246)	(393)	(251)
Total comprehensive income	337	68	227
Net income attributable to noncontrolling interests	(87)	(68)	(88)
Translation adjustments attributable to noncontrolling interests	2	3	1
Derivatives qualifying as hedges attributable to noncontrolling interests	(2)	1	(2)
Comprehensive income attributable to Crown Holdings	$250	$4	$138

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2016	2015
Assets
Current assets
Cash and cash equivalents	$559	$717
Receivables, net	865	912
Inventories	1,245	1,213
Prepaid expenses and other current assets	172	207
Total current assets	2,841	3,049

Goodwill and intangible assets	3,263	3,580
Property, plant and equipment, net	2,820	2,699
Other non-current assets	675	722
Total	$9,599	$10,050

Liabilities and equity
Current liabilities
Short-term debt	$33	$54
Current maturities of long-term debt	161	209
Accounts payable and accrued liabilities	2,702	2,645
Total current liabilities	2,896	2,908

Long-term debt, excluding current maturities	4,717	5,255
Postretirement and pension liabilities	620	767
Other non-current liabilities	698	735
Commitments and contingent liabilities (Note M)

Equity

Noncontrolling interests	302	291

Preferred stock, authorized: 30,000,000; none issued (Note O)	—	—
Common stock, par value: $5.00; authorized: 500,000,000 shares; issued:
185,744,072 shares (Note O)	929	929
Additional paid-in capital	446	426
Accumulated earnings	2,621	2,125
Accumulated other comprehensive loss	(3,400)	(3,154)
Treasury stock at par value (2016 - 45,903,844 shares; 2015 - 46,302,744 shares)	(230)	(232)
Crown Holdings shareholders’ equity	366	94
Total equity	668	385
Total	$9,599	$10,050
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the Years Ended December 31	2016	2015	2014
Cash flows from operating activities
Net income	$583	$461	$478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247	237	190
Restructuring and other	44	66	129
Pension expense	28	48	56
Pension contributions	(103)	(79)	(81)
Stock-based compensation	20	27	22
Deferred income taxes	16	25	(81)
Changes in assets and liabilities:
Receivables	29	34	45
Inventories	(85)	60	(62)
Accounts payable and accrued liabilities	163	59	214
Other, net	(12)	18	2
Net cash provided by operating activities	930	956	912
Cash flows from investing activities
Capital expenditures	(473)	(354)	(328)
Acquisition of businesses, net of cash acquired	—	(1,207)	(733)
Proceeds from sale of businesses, net of cash sold	—	33	22
Proceeds from sale of property, plant and equipment	10	7	16
Net investment hedge settlements	—	(11)	—
Other	21	(16)	2
Net cash used for investing activities	(442)	(1,548)	(1,021)
Cash flows from financing activities
Proceeds from long-term debt	1,380	1,435	2,742
Payments of long-term debt	(1,914)	(900)	(1,752)
Net change in revolving credit facility and short-term debt	(32)	(7)	(319)
Debt issuance costs	(18)	(18)	(41)
Common stock issued	10	6	14
Common stock repurchased	(8)	(9)	(2)
Dividends paid to noncontrolling interests	(80)	(48)	(77)
Purchase of noncontrolling interests	—	—	(93)
Contribution from noncontrolling interests	4	5	—
Foreign exchange derivatives related to debt	42	(58)	(27)
Net cash provided by/(used for) financing activities	(616)	406	445
Effect of exchange rate changes on cash and cash equivalents	(30)	(62)	(60)
Net change in cash and cash equivalents	(158)	(248)	276
Cash and cash equivalents at January 1	717	965	689
Cash and cash equivalents at December 31	$559	$717	$965

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2014	$929	$431	$1,342	$(2,513)	$(238)	$(49)	$285	$236
Net income			390			390	88	478
Other comprehensive income / (loss)				(252)		(252)	1	(251)
Dividends paid to noncontrolling interests						—	(62)	(62)
Stock-based compensation		22				22		22
Common stock issued		10			4	14		14
Common stock repurchased		(2)				(2)		(2)
Purchase of noncontrolling interests		(54)				(54)	(44)	(98)
Balance at December 31, 2014	$929	$407	$1,732	$(2,765)	$(234)	$69	$268	$337
Net income			393			393	68	461
Other comprehensive income / (loss)				(389)		(389)	(4)	(393)
Dividends paid to noncontrolling interests						—	(48)	(48)
Contribution from noncontrolling interests						—	4	4
Restricted stock awarded		(2)			2	—		—
Stock-based compensation		27				27		27
Common stock issued		5			1	6		6
Common stock repurchased		(8)			(1)	(9)		(9)
Purchase of noncontrolling interests		(3)				(3)	3	—
Balance at December 31, 2015	$929	$426	$2,125	$(3,154)	$(232)	$94	$291	$385
Net income			496			496	87	583
Other comprehensive income / (loss)				(246)		(246)		(246)
Dividends paid to noncontrolling interests						—	(80)	(80)
Contribution from noncontrolling interests						—	4	4
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		20				20		20
Common stock issued		8			2	10		10
Common stock repurchased		(7)			(1)	(8)		(8)
Balance at December 31, 2016	$929	$446	$2,621	$(3,400)	$(230)	$366	$302	$668
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

Goodwill and Intangible Assets. Goodwill is carried at cost and reviewed for impairment annually or when facts and circumstances indicate goodwill may be impaired. In 2016, the Company changed its annual impairment testing from December 31 to October 1. The Company made the change to better align the timing of the goodwill impairment test with the timing of the Company's annual planning and budgeting processes and to provide the Company with adequate time to evaluate goodwill for impairment. This change did not result in the delay, acceleration or avoidance of an impairment charge. The Company completed its annual impairment testing in the fourth quarter of 2016 and determined that no adjustments to the carrying value of goodwill were necessary.

Goodwill was allocated to the reporting units at the time of each acquisition based on the relative fair values of the reporting units. In assessing goodwill for impairment, the Company may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that an impairment is more likely than not, it will perform the two-step quantitative impairment test using a combination of market values for comparable businesses and discounted cash flow projections compared to the reporting unit's carrying value including goodwill. If the carrying value of a reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value.

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

Crown Holdings, Inc.

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

Research and Development. Research, development and engineering costs of $41 in 2016 and $39 in 2015 and 2014 were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Revisions. In 2016, the Company corrected the calculation of its estimated asbestos liability under Accounting Standards Codification (ASC) 450, Contingencies. The Company now calculates its estimated liability without limitation to a specified time period. The Company assessed the materiality of this correction to prior periods’ financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, codified in ASC 250, Presentation of Financial Statements. The Company concluded that the correction was not material to prior periods and therefore, amendments of previously filed reports are not required.

The effects of the revision on the Company’s Consolidated Balance Sheets were as follows:

	December 31, 2015
	As Reported	Adjustment	As Revised
Other non-current assets	692	30	722
Total assets	10,020	30	10,050
Other non-current liabilities	655	80	735
Accumulated earnings	2,175	(50)	2,125
Crown Holdings shareholders' equity	144	(50)	94
Total equity	435	(50)	385
Total liabilities and equity	10,020	30	10,050

Crown Holdings, Inc.

The effects of the revision on the Company's Consolidated Statements of Operations were as follows:

	December 31, 2014
	As Reported	Adjustment	As Revised
Provision for asbestos	45	(5)	40
Income from operations	810	5	815
Income before income taxes	516	5	521
Provision for income taxes	41	2	43
Net income	475	3	478
Net income attributable to Crown Holdings	387	3	390
Earnings per share attributable to Crown Holdings
Basic	$2.82	$0.02	$2.84
Diluted	$2.79	$0.03	$2.82

The impact of the correction on the Company's Consolidated Statement of Operations for the year ended December 31, 2015 was less than $1.
As this correction originated in periods prior to those presented, Accumulated Earnings and Total Crown Equity as of January 1, 2014 has been reduced by $53 from $4 to ($49). In addition, Accumulated Earnings and Total Crown Equity as of December 31, 2014 have been reduced from $1,782 and $119 to $1,732 and $69.
The revision did not impact cash flows from operating activities in the Company's Consolidated Statement of Cash Flows.

In addition, the Company revised certain previously reported amounts in Note X Condensed Combining Financial Information to correct for the impact of the above adjustments.

Reclassifications. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Recent Accounting and Reporting Pronouncements.

Recently Adopted Accounting Standards

In May 2015, the FASB issued guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance impacts disclosure of certain pension plan assets and does not have an impact on the Company's consolidated financial statements. The Company adopted this guidance effective January 1, 2016 on a retrospective basis.

Recently Issued Accounting Standards

In May 2014, the FASB issued new guidance which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new guidance, revenue will either be recognized at a point in time or over time. Certain products that the Company manufactures for customers may have no alternative use and follow an over-time revenue recognition model. As a result, timing of revenue recognition for certain products, under the new guidance, may be accelerated compared to current guidance. The guidance is effective for the Company on January 1, 2018. The Company continues to make progress towards implementation of the new guidance and to evaluate the adoption impact on its financial position and results of operations.
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

Crown Holdings, Inc.

In February 2016, the FASB issued new guidance on lease accounting. Under the new guidance lease classification criteria and income statement recognition is similar to current guidance; however, all leases with a term longer than one year will be recorded on the balance sheet through a right-of-use asset and a corresponding lease liability. The guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

In March 2016, the FASB issued new guidance on share-based payments. The new guidance includes provisions to simplify various aspects of how share-based payments are accounted for and presented in the financial statements. Under current guidance, upon settlement, tax benefits in excess of compensation costs ("windfalls") are recorded in equity and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls. Under the new guidance, all of the tax effects related to share-based payments at settlement will be recorded through the income statement which may increase volatility in the Company's results of operations. The guidance will be effective for the Company on January 1, 2017. Upon adoption, the Company expects to recognize a deferred tax asset of approximately $60 related to excess tax benefits that were not previously recognized as they had not reduced current taxes payable in previous years.

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and payments on the statement of cash flows. Under the new guidance, cash payments resulting from debt prepayment or extinguishment will be classified as cash outflows from financing activities. In addition, beneficial interests obtained in a securitization of financial assets should be disclosed as a noncash activity and cash receipts from the beneficial interests should be classified as cash inflows from investing activities. Under existing guidance, the Company classifies cash receipts from beneficial interests in securitized receivables and cash payments resulting from debt prepayment or extinguishment as cash flows from operating activities. The guidance will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact of adopting this guidance, which may have a material impact on its cash flows from operating activities.

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The amount of goodwill impaired will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for the Company on January 1, 2020 but early adoption is permitted.

B. Acquisitions

Empaque

On February 18, 2015, the Company completed its acquisition of Empaque, a leading manufacturer of beverage packaging in Mexico, from Heineken N.V., for $1.2 billion. The addition of Empaque significantly increases the Company's presence in the growing Mexican market and substantially enhances the Company's strategic position in beverage cans and its presence in the growing Mexican market. In conjunction with the acquisition the Company acquired intangible assets which included $254 of customer relationships that will be amortized over 18 years and $189 for long-term supply contracts that will be amortized over 15 years, and assigned goodwill of $618 to the Americas Beverage segment.

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

Pro-forma data
The following unaudited supplemental pro-forma data presents consolidated information as if the Empaque and Mivisa acquisitions had been completed on January 1, 2014. These amounts were calculated after conversion to U.S. GAAP, applying the Company's accounting policies and adjusting Empaque's and Mivisa's results to reflect the additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment, inventory and intangible assets had been applied from the assumed completion dates. These adjustments also reflect interest expense incurred on the debt to finance the acquisition and related transaction costs.

Crown Holdings, Inc.

	Pro-forma data for the year ended December 31,
	2015	2014
Net sales	$8,837	$9,955
Net income attributable to Crown Holdings	415	426

Pro-forma results exclude the potential realization of cost savings relating to integration of the companies and the impact of divestitures required to obtain regulatory approval for the Mivisa acqusition. Further, the pro-forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on the assumed completion dates, nor are they indicative of future results.

C. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income for the years ended December 31, 2016 and 2015.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2015	$(1,781)	$(980)	$(4)	$(2,765)
Other comprehensive income (loss) before reclassifications	46	(466)	(33)	(453)
Amounts reclassified from accumulated other comprehensive income	45	—	19	64
Other comprehensive income (loss)	91	(466)	(14)	(389)
Balance at December 31, 2015	(1,690)	(1,446)	(18)	(3,154)
Other comprehensive income (loss) before reclassifications	118	(433)	18	(297)
Amounts reclassified from accumulated other comprehensive income	48	—	3	51
Other comprehensive income (loss)	166	(433)	21	(246)
Balance at December 31, 2016	$(1,524)	$(1,879)	$3	$(3,400)

Crown Holdings, Inc.

The following table provides information about the amounts reclassified out of accumulated other comprehensive income in 2016 and 2015.

Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income		Affected line item in the Statement of Operations
	2016	2015
(Gains) losses on cash flow hedges
Commodities	$8	$23	Cost of products sold
	8	23	Total before tax
	(2)	(5)	Provision for income taxes
	6	18	Net of tax

Foreign exchange	10	2	Net sales
	(14)	(1)	Cost of products sold
	(4)	1	Total before tax
	1	—	Provision for income taxes
	(3)	1	Net of tax

Total losses on cash flow hedges	$3	$19

Amortization of defined benefit plan items
Actuarial losses	$119	$109	(a)
Prior service credit	(52)	(50)	(a)
	67	59	Total before tax
	(19)	(14)	Provision for income taxes
Total amortization of defined benefit plan items	$48	$45	Net of tax

Total reclassifications	$51	$64	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net period pension and postretirement cost. See Note U for further details.

D. Receivables

	2016	2015
Accounts receivable	$769	$827
Less: allowance for doubtful accounts	(76)	(83)
Net trade receivables	693	744
Miscellaneous receivables	172	168
	$865	$912

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

Crown Holdings, Inc.

At December 31, amounts securitized or factored were as follows:

	2016	2015
Accounted for as secured borrowings	$9	$10
Accounted for as sales	816	716

Certain of the Company’s securitization facilities include a deferred purchase price component. As consideration for the sale of its receivables, the Company receives a cash payment and a new asset, the deferred purchase price receivable from the purchaser, which will be paid to the Company as payments on the receivables are collected from the account debtors. As the criteria for sale accounting have been met, the Company derecognizes the entire amount of receivables sold from its balance sheet and recognizes an asset at fair value for the deferred purchase price receivable as well as the cash received. As the deferred purchase price is not a trade receivable, it is reported in prepaid expenses and other current assets in the Company’s balance sheet. As receipt of the deferred purchase price coincides with collections of the underlying receivables, the collection period is short in duration. As of December 31, 2016 and 2015, the amount of deferred purchase price included in prepaid expenses and other current assets was $83 and $105. The net change in the deferred purchase price receivable is reflected in the receivables line item in the Company’s Consolidated Statement of Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk.
The Company recorded expenses related to securitization and factoring facilities of $13 in 2016 and $12 in 2015 and 2014 and as interest expense.

E. Inventories

	2016	2015
Raw materials and supplies	$658	$599
Work in process	116	129
Finished goods	471	485
	$1,245	$1,213

F. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2016 and 2015 were as follows:

	Americas Beverage	North America Food	European Beverage	European Food	Non-reportable segments	Total
Balance at January 1, 2015	$420	$152	$623	$1,347	$129	$2,671
Foreign currency translation	(94)	(11)	(51)	(133)	(4)	(293)
Goodwill acquired	618	—	—	7	—	625
Disposals	—	—	—	20	(20)	—
Balance at December 31, 2015	944	141	572	1,241	105	3,003
Foreign currency translation	(88)	2	(61)	(56)	(14)	(217)
Transfers and other adjustments	(36)	36	—	5	—	5
Balance at December 31, 2016	$820	$179	$511	$1,190	$91	$2,791

In 2015, goodwill acquired relates to the acquisition of Empaque.

The carrying amount of goodwill at December 31, 2016 and 2015 is net of the following accumulated impairments:

	Americas Beverage	North America Food	European Beverage	European Food	Non-reportable Segments	Total
Accumulated impairments	$29	$—	$73	$724	$150	$976

Crown Holdings, Inc.

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class at December 31 are as follows:

	2016			2015
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$375	$(71)	$304	$410	$(46)	$364
Long term supply contacts	184	(18)	166	221	(10)	$211
	$559	$(89)	$470	$631	$(56)	$575

The table above excludes other intangible assets with net balances of $3 and $2 at December 31, 2016 and 2015.

Amortization expense for the years ended December 31, 2016, 2015, and 2014 was $41, $40 and $31.

Annual amortization expense for each of the five years subsequent to 2016 is estimated to be $41.

G. Property, Plant and Equipment

	2016	2015
Buildings and improvements	$1,001	$1,009
Machinery and equipment	4,628	4,667
Land and improvements	168	180
Construction in progress	406	229
	6,203	6,085
Less: accumulated depreciation and amortization	(3,383)	(3,386)
	$2,820	$2,699

H. Other Non-Current Assets

	2016	2015
Deferred taxes	$593	$626
Debt issuance costs	6	11
Investments	4	5
Other	72	80
	$675	$722

I. Accounts Payable and Accrued Liabilities

	2016	2015
Trade accounts payable	$1,951	$1,838
Salaries, wages and other employee benefits, including pension and postretirement	162	190
Accrued taxes, other than on income	107	109
Accrued interest	54	62
Fair value of derivatives	36	47
Income taxes payable	34	40
Asbestos liabilities	30	30
Restructuring	19	32
Other	309	297
	$2,702	$2,645

Crown Holdings, Inc.

J. Other Non-Current Liabilities

	2016	2015
Asbestos liabilities	$312	$321
Deferred taxes	203	223
Postemployment benefits	29	31
Income taxes payable	20	21
Environmental	12	13
Other	122	126
	$698	$735

Income taxes payable includes unrecognized tax benefits as discussed in Note V.

K. Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain of the leases contain renewal or purchase options, but the leases do not contain significant contingent rental payments, escalation clauses, rent holidays, rent concessions or leasehold improvement incentives. Under long-term operating leases, minimum annual rentals are $48 in 2017, $32 in 2018, $22 in 2019, $16 in 2020, $11 in 2021 and $63 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $4 due under non-cancelable subleases. Rental expense (net of sublease rental income) was $53 in 2016 and 2015 and $60 in 2014. The Company did not have any significant capital leases at December 31, 2016.

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

In recent years, the states of Alabama, Arizona, Arkansas, Florida, Georgia, Idaho, Indiana, Kansas, Michigan, Mississippi, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Utah, West Virginia, Wisconsin and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Arkansas, Georgia, South Carolina, South Dakota, West Virginia and Wyoming, pending claims at the time of enactment, caps asbestos-related liabilities at the fair market value of the predecessor's total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor's assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy. The Company cautions, however, that the legislation may be challenged and there can be no assurance regarding the ultimate effect of the legislation on Crown Cork.

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

In October 2010, the Texas Supreme Court reversed a lower court decision, Barbara Robinson v. Crown Cork & Seal Company, Inc., No. 14-04-00658-CV, Fourteenth Court of Appeals, Texas, which had upheld the dismissal of an asbestos-related case against Crown Cork. The Texas Supreme Court held that the Texas legislation was unconstitutional under the Texas Constitution when applied to asbestos-related claims pending against Crown Cork when the legislation was enacted in June of 2003. The Company believes that the decision of the Texas Supreme Court is limited to retroactive application of the Texas legislation to asbestos-

Crown Holdings, Inc.

related cases that were pending against Crown Cork in Texas on June 11, 2003 and therefore, in its accrual, continues to assign no value to claims filed after June 11, 2003. In December 2001, the Commonwealth of Pennsylvania enacted legislation that limits the asbestos-related liabilities of Pennsylvania corporations that are successors by corporate merger to companies involved with asbestos. The legislation limits the successor’s liability for asbestos to the acquired company’s asset value adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the acquired company’s adjusted asset value. In November 2004, the legislation was amended to address a Pennsylvania Supreme Court decision (Ieropoli v. AC&S Corporation, et. al., No. 117 EM 2002) which held that the statute violated the Pennsylvania Constitution due to retroactive application. The Company cautions that the limitations of the statute, as amended, are subject to litigation and may not be upheld.

The Company further cautions that an adverse ruling in any litigation relating to the constitutionality or applicability to Crown Cork of one or more statutes that limits the asbestos-related liability of alleged defendants like Crown Cork could have a material impact on the Company.

The Company's approximate claims activity for the years ended 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Beginning claims	54,500	54,000	53,000
New claims	2,500	2,500	3,000
Settlements or dismissals	(1,500)	(2,000)	(2,000)
Ending claims	55,500	54,500	54,000

The Company's cash payments during the years ended 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Asbestos-related payments	$30	$30	$30
Settled claims payments (included in asbestos-related payments above)	23	22	21

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2016 and December 31, 2015, the Company's outstanding claims are:

	2016	2015
Claimants alleging first exposure after 1964	16,000	16,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	2,000	2,000
Other states that have enacted asbestos legislation	6,000	6,000
Other states	18,500	17,500
Total claims outstanding	55,500	54,500

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

Crown Holdings, Inc.

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) are as follows:

	2016	2015	2014
Total claims	22%	22%	22%
Pre-1964 claims in states without asbestos legislation	41%	41%	41%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2016.

Approximately 82% of the claims outstanding at the end of 2016 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 15% were filed by plaintiffs who claim damages of less than $5; approximately 3% were filed by plaintiffs who claim damages from $5 to less than $100 (40% of whom claim damages less than $25) and 5 were filed by plaintiffs who claim damages in excess of $100.

As of December 31, 2016, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $342, including $300 for unasserted claims. The Company’s determines its accrual without limitation to a specified time period. It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant, the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

Crown Holdings, Inc.

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

At December 31, 2016, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. For agreements with defined liability limits the maximum potential amount of future liability was $6. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 2016, the Company also had guarantees of $20 related to the residual values of leased assets.

N.	Restructuring and Other

The Company recorded restructuring and other charges as follows:

	2016	2015	2014
Asset impairments and sales	$14	$22	$70
Restructuring	12	23	21
Transaction costs	—	15	17
Other costs	18	6	21
	$44	$66	$129

In 2016, the Company recorded an impairment charge of $9 to write down the carrying value of fixed assets and $3 for termination benefits related to the announced closure of a beverage can plant in the Company's Asia Pacific segment. The Company announced plans to close the plant in an effort to reduce cost by consolidating manufacturing processes in China. The Company had $9 of additional restructuring actions across various segments as summarized in the table below. Other costs primarily related to pension settlement charges.

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

Crown Holdings, Inc.

Restructuring charges by segment were as follows:

	2016	2015	2014
Americas Beverage	$1	$—	$—
North America Food	4	2	10
European Food	4	19	8
Asia Pacific	3	—	—
Non-reportable segments	—	—	3
Corporate	—	2	—
	$12	$23	$21

Restructuring charges by type were as follows:

	2016	2015	2014
Termination benefits	$9	$20	$8
Other exit costs	3	3	13
	$12	$23	$21

2015 European Division Actions

Through December 31, 2016, the Company incurred costs of $19 related to the closure of two facilities in the Company's European Food segment. The closures are expected to reduce costs by eliminating excess capacity and consolidating manufacturing processes.
This action is expected to result in the reduction of approximately 280 employees when completed in 2017. The Company does not expect to incur any additional charges related to this action.

The table below summarizes the termination benefits accrual balances and utilization by cost type for this action. There were no other exit costs.

	Termination benefits	Other exit costs	Total
Balance at December 31, 2015	$17	$—	$17
Provisions	—	3	$3
Payments	(6)	(3)	$(9)
Foreign currency translation	(2)	—	$(2)
Releases	(1)	—	$(1)
Balance at December 31, 2016	$8	$—	$8

Other Actions

At December 31, 2016, the Company had an additional restructuring accrual of $11, primarily related to current year actions in the European Food business and prior year actions to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. The Company expects to pay the European Aerosol and Specialty Packaging liability through 2024 as certain employees have elected to receive payment as a fixed monthly sum over future years. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

Crown Holdings, Inc.

O.	Capital Stock

A summary of common share activity for the years ended December 31 follows (in shares):

	2016	2015	2014
Common shares outstanding at January 1	139,441,298	139,000,471	138,207,889
Shares repurchased	(162,563)	(165,138)	(36,702)
Shares issued upon exercise of employee stock options	348,640	207,890	744,431
Restricted stock issued to employees, net of forfeitures	187,209	375,575	60,933
Shares issued to non-employee directors	25,644	22,500	23,920
Common shares outstanding at December 31	139,840,228	139,441,298	139,000,471

In December 2016, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1 billion of Company common stock through the end of 2019. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.

The Company is not obligated to acquire any shares of its common stock and the share repurchase program may be suspended or terminated at any time at the Company's discretion. Share repurchases are subject to the terms of the Company's debt agreements, market conditions and other factors. The repurchased shares, if any, are expected to be used for the Company's stock-based benefit plans, as required, and to offset dilution resulting from the issuance of shares thereunder.

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

P. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals, generally based on market conditions, as determined by the Plan Committee designated by the Company’s Board of Directors. There have been no awards of SARs. At December 31, 2016, there were 4.4 million authorized shares available for future awards.

Stock Options

At December 31, 2016 and 2015 there were 369,050 and 721,690 options outstanding with weighted average exercise prices of $26.74 and $25.32. There were no stock options granted in 2016, 2015 or 2014. The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $8, $5 and $12.

At December 31, 2016 options outstanding had an aggregate intrinsic value of $10, a weighted-average remaining contractual term of 0.4 years. and less than $1 of unrecognized compensation expense.

Crown Holdings, Inc.

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

The Company also issues shares of time-vesting restricted stock to U.S. employees and deferred stock to non-U.S. employees which vest ratably up to four years commencing one year after the grant date.

A summary of restricted and deferred stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2016	1,778,275
Awarded:
Time-vesting	127,167
Performance-based	137,374
Released:
Time-vesting	(414,389)
Performance-based	(90,003)
Forfeitures:
Time-vesting	(55,717)
Performance-based	(161,415)
Non-vested shares outstanding at December 31, 2016	1,321,292

The average grant-date fair value of restricted stock awarded in 2016, 2015 and 2014 follows:

	2016	2015	2014
Time-vested	$51.04	$53.65	$46.69
Performance-based	51.18	49.50	48.31

The fair values of the performance-based shares awarded were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2016	2015	2014
Risk-free interest rate	1.2%	1.1%	0.8%
Expected term (years)	3	3	3
Expected stock price volatility	19.8%	17.4%	21.5%

At December 31, 2016, unrecognized compensation cost related to outstanding restricted and deferred stock was $30. The weighted average period over which the expense is expected to be recognized is 1.8 years. The aggregate market value of the shares released on the vesting dates was $26 in 2016.

The Company maintains a Stock-Based Compensation Plan for Non-Employee Directors. Under the plan a portion of the non-employee directors' quarterly compensation is provided in the form of restricted stock. During 2016, $1 of stock-based compensation was recognized under this plan.

Crown Holdings, Inc.

Q.	Debt

	2016		2015
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$33	$33	$54	$54

Long-term debt
Senior secured borrowings:
Revolving credit facilities
Term loan facilities
U.S. dollar at LIBOR plus 1.75% due 2018	654	649	831	821
Euro at EURIBOR plus 1.75% due 2018[1]	61	61	723	714
Farm credit facility at LIBOR plus 2.00% due 2019	351	347	355	350
Senior notes and debentures:
U.S. dollar at 6.25% due 2021	—	—	700	694
€650 at 4.0% due 2022	684	676	706	697
U. S. dollar at 4.50% due 2023	1,000	991	1,000	989
€600 at 2.625% due 2024	631	623	—	—
€600 at 3.375% due 2025	631	622	652	642
U.S. dollar at 4.25% due 2026	400	393	—	—
U.S. dollar at 7.375% due 2026	350	347	350	346
U.S. dollar at 7.50% due 2096	45	45	45	45
Other indebtedness in various currencies
Fixed rate with rates in 2016 from 3.94% to 8.5% due through 2036	122	122	146	146
Variable rate with average rates in 2016 of 2.15% due through 2018	2	2	20	20
Total long-term debt	4,931	4,878	5,528	5,464
Less: current maturities	(162)	(161)	(211)	(209)
Total long-term debt, less current maturities	$4,769	$4,717	$5,317	$5,255

(1) €58 and €665 at December 31, 2016 and 2015.

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $5,043 at December 31, 2016 and $5,540 at December 31, 2015.

The revolving credit facilities include provisions for letters of credit up to $210 that reduce the amount of borrowing capacity otherwise available. At December 31, 2016, the Company’s available borrowing capacity under the credit facilities was $1,158, equal to the facilities’ aggregate capacity of $1,200 less $42 of outstanding letters of credit. The interest rate on the facilities can vary from LIBOR or EURIBOR plus a margin of 1.50% up to 2.00% based on the Company's total net leverage ratio. The revolving credit facilities and term loans contain financial covenants including an interest coverage ratio and a total net leverage ratio.

The weighted average interest rates were as follows:

	2016	2015	2014
Short-term debt	2.7%	3.0%	2.7%
Revolving credit facilities	3.8%	4.4%	4.4%

Aggregate maturities of long-term debt for the five years subsequent to 2016, excluding unamortized discounts and debt issuance costs, are $162, $623, $364, $17 and $18. Cash payments for interest during 2016, 2015 and 2014 were $217, $249 and $231.

2016 Activity

In February 2016, the Company amended its credit agreement to provide for an additional $300 of term loan borrowings, the proceeds of which, along with borrowings under the revolving credit facilities and cash on hand were used to redeem the Company's

Crown Holdings, Inc.

$700 6.25% senior notes due 2021. In connection with the redemption, the Company recorded a loss from early extinguishment of debt of $27 for premiums paid and the write-off of deferred financing fees.

In September 2016, the Company issued €600 ($631 at December 31, 2016) principal amount of 2.625% senior unsecured notes due 2024. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used the proceeds to repay a portion of the Euro term loan facility. In connection with the repayment, the Company recorded a loss from early extinguishment of debt of $7 for the write-off of deferred financing fees.

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

2015 Activity

In February 2015, to fund the acquisition of Empaque as described in Note B, the Company borrowed an additional $75 under its U.S. dollar term loan facility due in December 2018 and $675 under a U.S. dollar term loan facility.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2016 mature between one and thirty-four months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
Derivatives in cash flow hedges	2016	2015	2016	2015

Foreign exchange	$(2)	$(1)	$3	$(1)	(1)
Commodities	20	(32)	(6)	(18)	(2)
Total	$18	$(33)	$(3)	$(19)

(1) In 2016, a loss of $10 ($8, net of tax) was recognized in net sales and a gain of $14 ($11, net of tax) was recognized in cost of products sold. In 2015, a loss of $2 ($2, net of tax) was recognized in net sale and a gain of $1 ($1, net of tax) was recognized in cost of products sold.

(2) In 2016, a loss of $8, including a gain of $1 ($1 net of tax) related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices, was recognized in cost of products sold and a tax benefit of $2 was recognized in income tax expense. In 2015, a loss of $23, including a loss of $2 ($1 net of tax) related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices, was recognized in cost of products sold and a tax benefit of $5 was recognized in income tax expense.

For the twelve-month period ending December 31, 2017, a net gain of $4 ($3, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the twelve months ended December 31, 2016 and 2015 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the twelve months ended December 31, 2016.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of $8 for the twelve months ended December 31, 2016 and a loss of $1 for the twelve months ended December 31, 2015. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $11 for the twelve months ended December 31, 2016 and a loss of $29 for the same period in 2015. These adjustments were reported within translation and foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

During the twelve months ended December 31, 2016 and 2015, certain commodity hedges did not meet the criteria for hedge accounting and therefore the change in their fair value during the quarter was recognized in earnings. For the twelve months ended December 31, 2016 and 2015, the Company recognized a gain of $7 ($5, net of tax) and a loss of $2 ($1, net of tax) related to these ineffective hedges.

Net Investment Hedges

During the twelve months ended December 31, 2016 and 2015, the Company recorded gains of $35 ($23, net of tax) and $13 ($10, net of tax) in accumulated other comprehensive income for certain debt instruments that are designated as hedges of the Company's net investment in a euro-based subsidiary.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis.

Crown Holdings, Inc.

Derivative assets	Balance Sheet classification	Fair Value hierarchy	December 31, 2016	December 31, 2015
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$24	$32
Commodities	Other current assets	2	13	5
Commodities	Other non-current assets	2	3	2
Derivatives not designated as hedges:
Commodities	Other current assets	2	5	3
	Total		$45	$42

Derivative liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$28	$14
Commodities	Accounts payable and accrued liabilities	2	3	26
Foreign exchange	Other non-current liabilities	2	1	5
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	5	2
Commodities	Accounts payable and accrued liabilities	2	—	5
	Total		$37	$52

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at December 31, 2016
Derivative assets	$45	$6	$39
Derivative liabilities	37	6	31

Balance at December 31, 2015
Derivative assets	$42	$9	$33
Derivative liabilities	52	9	43

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets are:

	December 31, 2016	December 31, 2015
Derivatives in cash flow hedges:
Foreign exchange	$644	$922
Commodities	180	324
Derivatives in fair value hedges:
Foreign exchange	73	125
Derivatives not designated as hedges:
Foreign exchange	618	674
Commodities	72	57

Crown Holdings, Inc.

S.	Noncontrolling interests

Changes in noncontrolling interests that do not result in a change of control, and where there is a difference between fair value and carrying value, are required to be accounted for as equity transactions. The effect on net income attributable to the Company had the purchases of noncontrolling interests been recorded through net income follows:

	2016	2015	2014
Net income attributable to Crown Holdings	$496	$393	$390
Transfers to noncontrolling interests – decrease in paid-in-capital for purchase of noncontrolling interests	—	(3)	(54)
Net income attributable to Crown Holdings after transfers to noncontrolling interests	$496	$390	$336

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

	2016	2015	2014
Net income attributable to Crown Holdings	$496	$393	$390
Weighted average shares outstanding:
Basic	138.53	137.94	137.23
Add: dilutive stock options and restricted stock	0.78	1.20	1.31
Diluted	139.31	139.14	138.54
Basic EPS	$3.58	$2.85	$2.84
Diluted EPS	$3.56	$2.82	$2.82

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive	0.5	0.1	0.1

For purposes of calculating assumed proceeds under the treasury stock method when determining the diluted weighted average shares outstanding, the Company excludes the impact of windfall tax benefits unless the deduction reduces cash taxes payable.

U.	Pension and Other Postretirement Benefits

In 2016, the Company changed the method used to estimate the service and interest cost components of net periodic pension and postretirement benefits cost. The new method uses the spot yield curve approach to estimate the service and interest cost by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. Previously, the service and interest cost components were determined using a single weighted-average discount rate. The change does not affect the measurement of the total benefit plan obligation. The spot yield curve approach provides a more precise measure of service and interest cost by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The company accounted for this change as a change in estimate prospectively beginning in 2016.

Pensions. The Company sponsors various pension plans covering certain U.S. and non-U.S. employees, and participates in certain multi-employer pension plans. The benefits under the Company plans are based primarily on years of service and either the employees’ remuneration near retirement or a fixed dollar multiple.

A measurement date of December 31 was used for all plans presented below.

Crown Holdings, Inc.

The components of pension expense were as follows:

U.S. Plans	2016	2015	2014
Service cost	$14	$14	$13
Interest cost	50	63	66
Expected return on plan assets	(91)	(100)	(104)
Amortization of actuarial loss	50	50	41
Amortization of prior service cost	1	—	—
Net periodic cost	$24	$27	$16

Non-U.S. Plans	2016	2015	2014
Service cost	$21	$24	$23
Interest cost	101	127	154
Expected return on plan assets	(157)	(172)	(194)
Amortization of actuarial loss	50	55	73
Amortization of prior service credit	(12)	(13)	(16)
Net periodic cost	$3	$21	$40

Additional pension expense of $5 was recognized in each of 2016, 2015 and 2014 for multi-employer plans. Also, in 2016, the Company recorded pension settlement charges of $14, which were included in restructuring and other in the Consolidated Statement of Operations.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company's U.S. and non-U.S. plans is as follows:

	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Projected Benefit Obligations
Benefit obligations at January 1	$1,501	$1,601	$3,493	$3,750
Service cost	14	14	21	24
Interest cost	50	63	101	127
Plan participants’ contributions	—	—	3	3
Amendments	3	—	—	—
Settlements	(39)	(5)	—	—
Actuarial (gain) / loss	54	(69)	382	(62)
Acquisitions	—	—	—	82
Benefits paid	(101)	(103)	(172)	(190)
Foreign currency translation	—	—	(545)	(241)
Benefit obligations at December 31	$1,482	$1,501	$3,283	$3,493
Plan Assets
Fair value of plan assets at January 1	$1,190	$1,300	$3,169	$3,410
Actual return on plan assets	65	(9)	611	48
Employer contributions	41	7	62	72
Plan participants’ contributions	—	—	3	3
Settlements	(39)	(5)	—	—
Acquisitions	—	—	—	40
Benefits paid	(101)	(103)	(172)	(190)
Foreign currency translation	—	—	(521)	(214)
Fair value of plan assets at December 31	$1,156	$1,190	$3,152	$3,169

Funded Status	$(326)	$(311)	$(131)	$(324)

Accumulated benefit obligations at December 31	$1,446	$1,463	$3,191	$3,387

Crown Holdings, Inc.

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows:

U.S. Plans	2016	2015
Projected benefit obligations	$1,482	$1,501
Accumulated benefit obligations	1,446	1,463
Fair value of plan assets	1,156	1,190

Non-U.S. Plans	2016	2015
Projected benefit obligations	$224	$3,346
Accumulated benefit obligations	200	3,241
Fair value of plan assets	85	3,015

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

The strategic ranges for asset allocation in the U.S. plan are as follows:

U.S. equities	30%	to	40%
International equities	10%	to	15%
Fixed income	15%	to	25%
Balanced funds	10%	to	20%
Real estate	5%	to	10%
Private equity	5%	to	10%

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

Level 1 Investments
Equity securities are valued at the latest quoted prices taken from the primary exchange on which the security trades. Mutual funds are valued at the net asset value (NAV) of shares held at year-end.

Crown Holdings, Inc.

Level 2 Investments
Fixed income securities, including government issued debt, corporate debt,asset-backed and structured debt securities are valued using the latest bid prices or valuations based on a matrix system (which considers such factors as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data including market research publications. Derivatives, which consist mainly of interest rate swaps, are valued using a discounted cash flow pricing model based on observable market data.
Level 3 Investments
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
Investments Measured Using NAV per Share Practical Expedient
The investment funds’ portfolio invested in the following: Global Equity, that invests in equity securities of various market sectors including industrial materials, consumer discretionary goods and services, financial infrastructure, technology, and health care; Emerging Markets that invest in equity markets within financial services, consumer goods and services, energy, and technology; and Fixed Income.
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

Crown Holdings, Inc.

The levels assigned to the defined benefit plan assets as of December 31, 2016 and 2015 are summarized in the tables below:

	2016
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$15	$83	$98
Global large cap equity	—	14	14
U.S. large cap equity	60	6	66
Global mid/small cap equity	—	5	5
U.S. mid/small cap equity	238	24	262
Mutual funds – global equity	149	2	151
Mutual funds – U.S. equity	214	—	214
Mutual funds – fixed income	92	—	92
	768	134	902
Level 2
Government issued debt securities	49	514	563
Corporate debt securities	75	61	136
Asset backed securities	11	2	13
Structured debt	—	695	695
Insurance contracts	—	16	16
Derivatives	—	98	98
Investment funds – fixed income	2	496	498
Investment funds – global equity	—	82	82
Investment funds – emerging markets	—	—	—
	137	1,964	2,101
Level 3
Investment funds – real estate	85	47	132
Hedge funds	—	207	207
Private equity	22	193	215
Real estate – direct	17	5	22
	124	452	576

Total assets in fair value hierarchy	1,029	2,550	3,579

Investments measured at NAV Practical Expedient (a)
Investment funds – fixed income	77	110	187
Investment funds – global equity	26	243	269
Investment funds – emerging markets	23	—	23
Hedge funds	—	186	186
Investment funds – real estate	—	57	57
	126	596	722
Total investments at fair value	$1,155	$3,146	$4,301

Crown Holdings, Inc.

	2015
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$40	$132	$172
U.S. large cap equity	62	7	69
U.S. mid/small cap equity	231	18	249
Mutual funds – global equity	164	2	166
Mutual funds – U.S. equity	194	—	194
Mutual funds – fixed income	134	—	134
	825	159	984
Level 2
Government issued debt securities	43	381	424
Corporate debt securities	71	86	157
Asset backed securities	15	4	19
Structured debt	—	697	697
Insurance contracts	—	17	17
Derivatives	—	84	84
Investment funds – fixed income	2	470	472
Investment funds – global equity	—	70	70
Investment funds – emerging markets	—	46	46
	131	1,855	1,986
Level 3
Investment funds – real estate	74	42	116
Hedge funds	2	223	225
Private equity	26	255	281
Real estate – direct	16	4	20
	118	524	642

Total assets in fair value hierarchy	1,074	2,538	3,612

Investments measured at NAV Practical Expedient (a)
Investment funds – fixed income	69	115	184
Investment funds – global equity	25	266	291
Investment funds – emerging markets	21	—	21
Hedge funds	—	189	189
Investment funds – real estate	—	54	54
	115	624	739
Total investments at fair value	$1,189	$3,162	$4,351

(a) In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

Accrued income excluded from the tables above is as follows:

	2016	2015
U.S. plan assets	$1	$1
Non-U.S. plan assets	6	7
Plan assets include $177 and $171 of the Company’s common stock at December 31, 2016 and 2015.

Crown Holdings, Inc.

The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge funds	Private equity	Real estate	Total
Balance at January 1, 2015	$252	$333	$110	$695
Foreign currency translation	(11)	(16)	(4)	(31)
Asset returns – assets held at reporting date	(7)	(17)	11	(13)
Asset returns – assets sold during the period	17	54	—	71
Purchases, sales and settlements, net	(26)	(73)	19	(80)
Balance at December 31, 2015	225	281	136	642
Foreign currency translation	(37)	(42)	(4)	(83)
Asset returns – assets held at reporting date	24	2	10	36
Asset returns – assets sold during the period	1	36	—	37
Purchases, sales and settlements, net	(6)	(62)	12	(56)
Balance at December 31, 2016	$207	$215	$154	$576
The following table presents additional information about the pension plan assets valued using net asset value as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period
Balance at December 31, 2016
Investment funds – fixed income	$187	Daily	1 - 15 days
Investment funds – global equity	269	Monthly	1 - 30 days
Investment funds – emerging markets	23	Daily	30 days
Hedge funds	186	Monthly	5 - 45 days
Investment funds – real estate	57	Weekly	2 days

Balance at December 31, 2015
Investment funds – fixed income	$184	Daily	1 - 15 days
Investment funds – global equity	291	Monthly	1 - 30 days
Investment funds – emerging markets	21	Daily	30 days
Hedge funds	189	Monthly	5 - 45 days
Investment funds – real estate	54	Weekly	2 days
The pension plan assets valued using net asset value as a practical expedient do not have any unfunded commitments.
Pension assets and liabilities included in the Consolidated Balance Sheets are:

	2016	2015
Non-current assets	$14	$8
Current liabilities	8	39
Non-current liabilities	469	609

The Company’s current liability at December 31, 2016, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2017 employer contributions are $60 for the Company’s pension plans.

Crown Holdings, Inc.

Changes in the net loss and prior service credit for the Company’s pension plans were:

	2016		2015		2014
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$2,320	$(54)	$2,423	$(71)	$2,466	$(94)
Reclassification to net periodic benefit cost	(114)	11	(105)	13	(120)	16
Current year loss/(gain)	13	—	95	—	174	—
Amendments	—	3	—	—	—	3
Foreign currency translation	(187)	8	(93)	4	(97)	4
Balance at December 31	$2,032	$(32)	$2,320	$(54)	$2,423	$(71)
The estimated portions of the net losses and net prior service that are expected to be recognized as components of net periodic benefit cost / (credit) in 2017 are $93 and $(11).

Expected future benefit payments as of December 31, 2016 are:

	U.S. plans	Non-U.S. plans
2017	$117	$146
2018	114	150
2019	117	153
2020	115	156
2021	108	156
2022 - 2026	526	813
The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 are:

U.S. Plans	2016	2015	2014
Discount rate	4.2%	4.4%	4.0%
Compensation increase	4.6%	4.6%	4.6%

Non-U.S. Plans	2016	2015	2014
Discount rate	2.7%	3.7%	3.4%
Compensation increase	3.3%	2.9%	2.7%
The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S. Plans	2016	2015	2014
Discount rate - service cost	4.9%	4.0%	4.8%
Discount rate - interest cost	3.5%	4.0%	4.8%
Compensation increase	4.6%	4.6%	3.0%
Long-term rate of return	8.0%	8.0%	8.0%

Non-U.S. Plans	2016	2015	2014
Discount rate - service cost	3.9%	3.4%	4.4%
Discount rate - interest cost	3.2%	3.4%	4.4%
Compensation increase	2.9%	2.7%	3.2%
Long-term rate of return	5.4%	5.2%	6.4%
The expected long-term rates of return are determined at each measurement date based on a review of the actual plan assets, the target allocation, and the historical returns of the capital markets.

Crown Holdings, Inc.

The U.S. plan’s 2016 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 9.8% for equity securities and alternative investments, 4.4% for debt securities and 5.0% for real estate. The rate of return used for equity securities and alternative investments was based on the total return of the S&P 500 for the 25 year period ended December 31, 2015. The Company believes that the equity securities included in the S&P 500 are representative of the equity securities and alternative investments held by its U.S. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns. The rate of return used for debt securities is consistent with the U.S. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities. The underlying debt securities in the plan are primarily invested in various corporate and government agency securities and are benchmarked against returns on AA corporate bonds.
The U.K. plan’s 2016 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 9.0% for equity securities and alternative investments, 3.7% for debt securities and 5.0% for real estate. The assumed rate of return for equity securities and alternative investments represents the weighted average 25 year return of equity securities in the related markets. The Company believes that the equity securities included in the related market indexes are representative of the equity securities and alternative investments held by its U.K. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns.

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

The components of net postretirement benefits cost are as follows:

Other Postretirement Benefits	2016	2015	2014
Service cost	$—	$1	$2
Interest cost	6	7	12
Amortization of prior service credit	(41)	(37)	(34)
Amortization of actuarial loss	5	4	6
Net periodic benefit credit	$(30)	$(25)	$(14)

Changes in the benefit obligations were:

	2016	2015
Benefit obligations at January 1	$171	$241
Service cost	—	1
Interest cost	6	7
Amendments	—	(52)
Actuarial loss / (gain)	7	(19)
Acquisitions	—	20
Curtailment	—	(3)
Benefits paid	(15)	(17)
Foreign currency translation	(2)	(7)
Benefit obligations at December 31	$167	$171

Crown Holdings, Inc.

Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2016		2015		2014
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$47	$(225)	$69	$(211)	$97	$(246)
Reclassification to net periodic benefit cost	(5)	41	(4)	37	(6)	34
Current year loss	7	—	(18)	—	(24)	—
Amendments	—	—	—	(51)	—	—
Foreign currency translation	—	2	—	—	2	1
Balance at December 31	$49	$(182)	$47	$(225)	$69	$(211)
The estimated portions of the net losses and prior service credits that are expected to be recognized as components of net periodic benefit cost/(credit) in 2017 are $5 and $(41).
In 2015, the U.S. plan was amended to eliminate or reduce certain health and life insurance coverage benefits.

Expected future benefit payments, as of December 31, 2016, net of expected Medicare Part D subsidies of $4 in the aggregate are:

Benefit Payments
2017	$16
2018	15
2019	14
2020	14
2021	13
2022 - 2026	58
The assumed health care cost trend rates at December 31, 2016 are as follows:

Health care cost trend rate assumed for 2017	4.0%
Rate that the cost trend rate gradually declines to	3.1%
Year that the rate reaches the rate it is assumed to remain	2035

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
	Increase	Decrease
Effect on total service and interest cost	$1	$1
Effect on postretirement benefit obligation	$8	$7
Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2016	2015	2014
Benefit obligations	4.0%	3.9%	4.0%
Service cost	4.9%	4.0%	4.8%
Interest cost	3.6%	4.0%	4.8%

Employee Savings Plan. The Company sponsors a Savings Investment Plan which covers substantially all U.S. salaried employees who are at least 21 years of age. The Company matches up to 50% of 3% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all U.S. employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2016 and 2015 were 26,299 and 25,917 and the Company’s contributions were less than $1 in both years.

Crown Holdings, Inc.

V.	Income Taxes

The components of income before income taxes were as follows:

	2016	2015	2014
U.S.	$(3)	$18	$83
Foreign	772	621	438
	$769	$639	$521

The provision for income taxes consisted of the following:

	2016	2015	2014
Current tax:
U.S. federal	$(1)	$6	$11
State and foreign	171	147	113
	$170	$153	$124
Deferred tax:
U.S. federal	$19	$12	$30
State and foreign	(3)	13	(111)
	16	25	(81)
Total	$186	$178	$43

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2016	2015	2014
U.S. statutory rate at 35%	$269	$224	$182
Tax on foreign income	(88)	(74)	(67)
Valuation allowance	(14)	21	(70)
Tax contingencies	11	13	(1)
Non-deductible impairment charges	—	—	18
Tax law changes	3	4	(17)
Other items, net	5	(10)	(2)
Income tax provision	$186	$178	$43

The Company benefits from certain incentives in Brazil which allow it pay reduced income taxes. The incentives expire at various dates beginning in 2018. These incentives increased net income attributable to the Company by $13, $8 and $12 in 2016, 2015 and 2014.

The Company paid taxes of $158, $137 and $109 in 2016, 2015 and 2014.

The components of deferred taxes at December 31 are:

	2016		2015
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$480	$—	$535	$—
Postretirement and postemployment benefits	63	—	65	—
Pensions	220	62	223	38
Property, plant and equipment	17	150	19	167
Intangible assets	—	128	—	158
Asbestos	128	—	132	—
Accruals and other	125	78	131	98
Valuation allowances	(225)	—	(241)	—
Total	$808	$418	$864	$461

Crown Holdings, Inc.

Tax loss and credit carryforwards expire as follows:

Year	Amount
2017	$5
2018	21
2019	30
2020	44
2021	48
Thereafter	253
Unlimited	79

Tax loss and credit carryforwards expiring after 2021 include $135 of U.S. state tax loss carryforwards and $92 of U.S. federal foreign tax credits. The unlimited category includes $59 of French tax loss carryforwards. The carryforwards presented above exclude $60 of windfall tax benefits that have not been realized.

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

The Company’s valuation allowances at December 31, 2016 include $204 related to the portion of U.S. state tax loss carryforwards that the Company does not believe are more likely than not to be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including taxable income, expiration dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return.

In 2016, the Company recorded a net benefit of $31 to release the valuation allowance against its net deferred tax assets in Canada. The Company's operations in Canada recently returned to profitability in part due to benefits from recent restructuring actions and improved cost performance. Based on current projections, the Company believes it is more likely than not that it will realize the deferred tax assets. The Company's loss carryforwards in Canada expire at various dates beginning in 2026. If future changes impact the Company's profitability in Canada, it is possible that the Company may record an additional valuation allowance in the future.

In 2014, the Company recognized an income tax benefit of $86 to fully release the valuation allowance against its net deferred tax assets in France. In recent years, the Company's operating profits in France were offset by interest expense. In the third quarter of 2014, the Company refinanced bonds issued by a French subsidiary resulting in significant interest savings. The impact of the refinancing and current low interest rate environment has significantly lowered the Company's interest expense in France. As the Company is currently generating taxable income in France and is projecting future taxable income in France, the Company fully released its valuation allowance. Due to the Company's high level of debt in France, a significant increase in interest rates could cause the Company to incur losses which may result in recording additional valuation allowance in the future. The Company's loss carryforwards in France do not expire.

Management’s estimates of the appropriate valuation allowance in any jurisdictions involve a number of assumptions and judgments, including the amount and timing of future taxable income. Should future results differ from management’s estimates, it is possible there could be future adjustments to the valuation allowances that would result in an increase or decrease in tax expense in the period such changes in estimates are made.

The Company has not provided deferred taxes on approximately $1,000 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company would be subject to incremental tax. It is not practicable to estimate the amount of tax that might be payable.

Crown Holdings, Inc.

A reconciliation of unrecognized tax benefits follows:

	2016	2015	2014
Balance at January 1	$28	$26	$31
Additions for prior year tax positions	13	13	—
Lapse of statute of limitations	(2)	—	(1)
Settlements	(12)	(9)	—
Foreign currency translation	—	(2)	(4)
Balance at December 31	$27	$28	$26

The Company’s unrecognized tax benefits include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses and exclude $1 of interest and penalties as of December 31, 2016.

In 2016, the Spanish tax authorities concluded audits of Mivisa's Spanish tax operations for the years 2009 to 2014. In connection with the audits, the Company recognized a charge of $8 to settle certain tax contingencies. In 2015, the increase for prior year positions related to an unfavorable tax court ruling in Spain.

The total interest and penalties recorded in income tax expense was less than $1 in 2016, $3 in 2015 and less than $1 in 2014. As of December 31, 2016, unrecognized tax benefits of $27, if recognized, would affect the Company's effective tax rate.

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

The tax years that remained subject to examination by major tax jurisdictions as of December 31, 2016 were, 2006 and subsequent years for the U.K.; 2009 and subsequent years for Spain; 2010 and subsequent years for Germany; 2011 and subsequent years for Mexico; 2012 and subsequent years for Italy and Brazil; 2013 and subsequent years for Canada; and 2014 and subsequent years for France and the U.S.. In addition, tax authorities in certain jurisdictions, including France and the U.S., may examine earlier years when tax carryforwards that were generated in those years are subsequently utilized.

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
The tables below present information about operating segments for the three years ended December 31, 2016, 2015 and 2014:

Crown Holdings, Inc.

2016		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,757	$50	$2,886	$92	$220	$456
North America Food	652	24	666	11	9	69
European Beverage	1,420	3	1,381	32	94	243
European Food	1,855	59	2,557	53	42	244
Asia Pacific	1,116	—	1,161	40	80	152
Total reportable segments	7,800	136	8,651	228	445	$1,164
Non-reportable segments	484	129	368	7	14
Corporate and unallocated items	—	—	580	12	14
Total	$8,284	$265	$9,599	$247	$473

2015		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,771	$71	$2,977	$93	$119	$427
North America Food	680	4	527	10	14	86
European Beverage	1,504	1	1,461	27	97	228
European Food	1,984	93	2,723	53	35	246
Asia Pacific	1,202	2	1,133	40	68	145
Total reportable segments	8,141	171	8,821	223	333	$1,132
Non-reportable segments	621	96	457	8	15
Corporate and unallocated items	—	—	772	6	6
Total	$8,762	$267	$10,050	$237	$354

2014		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,335	$82	$1,752	$40	$114	$334
North America Food	809	7	456	9	12	127
European Beverage	1,708	2	1,520	27	98	265
European Food	2,197	81	3,213	59	43	221
Asia Pacific	1,226	—	1,335	39	45	142
Total reportable segments	8,275	172	8,276	174	312	$1,089
Non-reportable segments	822	108	533	9	13
Corporate and unallocated items	—	—	884	7	3
Total	$9,097	$280	$9,693	$190	$328

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Corporate and unallocated items include corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes and equity earnings for the three years ended December 31, 2016, 2015 and 2014 follows:

	2016	2015	2014
Segment income of reportable segments	$1,164	$1,132	$1,089
Segment income of non-reportable segments	70	83	92
Corporate and unallocated items	(148)	(196)	(197)
Provision for asbestos	(21)	(26)	(40)
Restructuring and other	(44)	(66)	(129)
Loss from early extinguishments of debt	(37)	(9)	(34)
Interest expense	(243)	(270)	(253)
Interest income	12	11	7
Foreign exchange	16	(20)	(14)
Income before income taxes and equity earnings	$769	$639	$521

For the three years ended December 31, 2016, 2015 and 2014, intercompany profit of $13, $2 and $4 was eliminated within segment income of non-reportable segments.

For the three years ended December 31, 2016, 2015 and 2014, no one customer accounted for more than 10% of the Company's consolidated net sales.

Sales by major product were:

	2016	2015	2014
Metal beverage cans and ends	$4,834	$4,957	$4,863
Metal food cans and ends	2,213	2,410	2,735
Other metal packaging	877	977	1,173
Other products	360	418	326
Consolidated net sales	$8,284	$8,762	$9,097

Sales and long-lived assets for the major countries in which the Company operates follows:

	Net Sales			Long-Lived Assets
	2016	2015	2014	2016	2015
United States	$1,918	$2,013	$2,163	$497	$391
Mexico	688	693	119	304	284
Spain	645	669	728	203	224
United Kingdom	559	712	783	136	144
Other	4,474	4,675	5,304	1,680	1,656
Consolidated total	$8,284	$8,762	$9,097	$2,820	$2,699

Crown Holdings, Inc.

X.	Condensed Combining Financial Information

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $45 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•statements of comprehensive income and cash flows for the years ended December 31, 2016, 2015, 2014, and
•balance sheets as of December 31, 2016 and December 31, 2015 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2016 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,284		$8,284
Cost of products sold, excluding depreciation and amortization			6,583		6,583
Depreciation and amortization			247		247
Selling and administrative expense		$7	361		368
Provision for asbestos		21			21
Restructuring and other		13	31		44
Income from operations	—	(41)	1,062	—	1,021
Loss from early extinguishments of debt			37		37
Net interest expense		106	125		231
Foreign exchange			(16)		(16)
Income/(loss) before income taxes	—	(147)	916	—	769
Provision for / (benefit from) income taxes		(12)	198		186
Equity earnings in affiliates	$496	529		$(1,025)	—
Net income	496	394	718	(1,025)	583
Net income attributable to noncontrolling interests			(87)		(87)
Net income attributable to Crown Holdings	$496	$394	$631	$(1,025)	$496

Total comprehensive income	$250	$348	$472	$(733)	$337
Comprehensive income attributable to noncontrolling interests			(87)		(87)
Comprehensive income attributable to Crown Holdings	$250	$348	$385	$(733)	$250

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2015 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,762		$8,762
Cost of products sold, excluding depreciation and amortization			7,116		7,116
Depreciation and amortization			237		237
Selling and administrative expense		$10	380		390
Provision for asbestos		26			26
Restructuring and other		(1)	67		66
Income from operations	—	(35)	962	—	927
Loss from early extinguishments of debt			9		9
Net interest expense		100	159		259
Foreign exchange			20		20
Income/(loss) before income taxes	—	(135)	774	—	639
Provision for / (benefit from) income taxes		(35)	213		178
Equity earnings in affiliates	$393	385		$(778)	—
Net income	393	285	561	(778)	461
Net income attributable to noncontrolling interests			(68)		(68)
Net income attributable to Crown Holdings	$393	$285	$493	$(778)	$393

Total comprehensive income	$4	$3	$168	$(107)	$68
Comprehensive income attributable to noncontrolling interests			(64)		(64)
Comprehensive income attributable to Crown Holdings	$4	$3	$104	$(107)	$4

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2014 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$9,097		$9,097
Cost of products sold, excluding depreciation and amortization			7,525		7,525
Depreciation and amortization			190		190
Selling and administrative expense		$10	388		398
Provision for asbestos		40			40
Restructuring and other		14	115		129
Income from operations	—	(64)	879	—	815
Loss from early extinguishments of debt			34		34
Net interest expense		93	153		246
Foreign exchange			14		14
Income/(loss) before income taxes	—	(157)	678	—	521
Provision for / (benefit from) income taxes		(24)	67		43
Equity earnings in affiliates	$390	500		$(890)	—
Net income	390	367	611	(890)	478
Net income attributable to noncontrolling interests			(88)		(88)
Net income attributable to Crown Holdings	$390	$367	$523	$(890)	$390

Total comprehensive income	$138	$115	$360	$(386)	$227
Comprehensive income attributable to noncontrolling interests			(89)		(89)
Comprehensive income attributable to Crown Holdings	$138	$115	$271	$(386)	$138

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$559		$559
Receivables, net			865		865
Inventories			1,245		1,245
Prepaid expenses and other current assets	$1		171		172
Total current assets	1	—	2,840	—	2,841

Intercompany debt receivables			3,447	$(3,447)	—
Investments	2,857	$2,915		(5,772)	—
Goodwill and intangible assets			3,263		3,263
Property, plant and equipment, net			2,820		2,820
Other non-current assets		447	228		675
Total	$2,858	$3,362	$12,598	$(9,219)	$9,599

Liabilities and equity
Current liabilities
Short-term debt			$33		$33
Current maturities of long-term debt			161		161
Accounts payable and accrued liabilities	$23	$40	2,639		2,702
Total current liabilities	23	40	2,833	—	2,896

Long-term debt, excluding current maturities		392	4,325		4,717
Long-term intercompany debt	2,469	978		$(3,447)	—
Postretirement and pension liabilities			620		620
Other non-current liabilities		358	340		698
Commitments and contingent liabilities
Noncontrolling interests			302		302
Crown Holdings shareholders’ equity	366	1,594	4,178	(5,772)	366
Total equity	366	1,594	4,480	(5,772)	668
Total	$2,858	$3,362	$12,598	$(9,219)	$9,599

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$717		$717
Receivables, net			912		912
Inventories			1,213		1,213
Prepaid expenses and other current assets		$2	205		207
Total current assets	—	2	3,047		3,049

Intercompany debt receivables			3,654	$(3,654)	—
Investments	$2,887	2,490		(5,377)	—
Goodwill and intangible assets			3,580		3,580
Property, plant and equipment, net			2,699		2,699
Other non-current assets		460	262		722
Total	$2,887	$2,952	$13,242	$(9,031)	$10,050

Liabilities and equity
Current liabilities
Short-term debt			$54		$54
Current maturities of long-term debt			209		209
Accounts payable and accrued liabilities	$24	$41	2,580		2,645
Total current liabilities	24	41	2,843		2,908

Long-term debt, excluding current maturities		391	4,864		5,255
Long-term intercompany debt	2,769	885		$(3,654)	—
Postretirement and pension liabilities			767		767
Other non-current liabilities		389	346		735
Commitments and contingent liabilities
Noncontrolling interests			291		291
Crown Holdings shareholders’ equity	94	1,246	4,131	(5,377)	94
Total equity	94	1,246	4,422	(5,377)	385
Total	$2,887	$2,952	$13,242	$(9,031)	$10,050

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$63	$(92)	$1,061	(102)	$930
Cash flows from investing activities
Capital expenditures			(473)		(473)
Proceeds from sale of property, plant and equipment		(1)	11		10
Intercompany investing activities	235			$(235)	—
Other			21		21
Net cash provided by/(used for) investing activities	235	(1)	(441)	(235)	(442)
Cash flows from financing activities
Proceeds from long-term debt			1,380		1,380
Payments of long-term debt			(1,914)		(1,914)
Net change in revolving credit facility and short-term debt			(32)		(32)
Net change in long-term intercompany balances	(300)	93	207		—
Debt issuance costs			(18)		(18)
Common stock issued	10				10
Common stock repurchased	(8)				(8)
Dividends paid			(337)	337	—
Dividend paid to noncontrolling interests			(80)		(80)
Contribution from noncontrolling interests			4		4
Foreign exchange derivatives related to debt			42		42
Net cash provided by/(used for) financing activities	(298)	93	(748)	337	(616)
Effect of exchange rate changes on cash and cash equivalents			(30)		(30)
Net change in cash and cash equivalents	—	—	(158)	—	(158)
Cash and cash equivalents at January 1			717		717
Cash and cash equivalents at December 31	$—	$—	$559	$—	$559

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2015
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$33	$(65)	$988		$956
Cash flows from investing activities
Capital expenditures			(354)		(354)
Acquisition of businesses, net of cash acquired			(1,207)		(1,207)
Proceeds from sale of businesses, net of cash sold			33		33
Proceeds from sale of property, plant and equipment			7		7
Intercompany investing activities	(738)	21	738	$(21)	—
Net investment hedge settlements			(11)		(11)
Other			(16)		(16)
Net cash provided by/(used for) investing activities	(738)	21	(810)	(21)	(1,548)
Cash flows from financing activities
Proceeds from long-term debt			1,435		1,435
Payments of long-term debt		(17)	(883)		(900)
Net change in revolving credit facility and short-term debt			(7)		(7)
Net change in long-term intercompany balances	708	61	(769)		—
Debt issuance costs			(18)		(18)
Common stock issued	6				6
Common stock repurchased	(9)				(9)
Dividends paid			(21)	21	—
Dividend paid to noncontrolling interests			(48)		(48)
Contribution from noncontrolling interests			5		5
Foreign exchange derivatives related to debt			(58)		(58)
Net cash provided by/(used for) financing activities	705	44	(364)	21	406
Effect of exchange rate changes on cash and cash equivalents			(62)		(62)
Net change in cash and cash equivalents	—	—	(248)	—	(248)
Cash and cash equivalents at January 1			965		965
Cash and cash equivalents at December 31	$—	$—	$717	$—	$717

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS For the year ended December 31, 2014 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$25	$(130)	$1,017		$912
Cash flows from investing activities
Capital expenditures			(328)		(328)
Acquisition of businesses, net of cash acquired			(733)		(733)
Proceeds from sale of business, net of cash sold			22		22
Proceeds from sale of property, plant and equipment			16		16
Intercompany investing activities	(941)	56	941	$(56)	—
Other			2		2
Net cash provided by/(used for) investing activities	(941)	56	(80)	(56)	(1,021)
Cash flows from financing activities
Proceeds from long-term debt			2,742		2,742
Payments of long-term debt			(1,752)		(1,752)
Net change in revolving credit facility and short-term debt			(319)		(319)
Net change in long-term intercompany balances	904	74	(978)		—
Debt issuance costs			(41)		(41)
Common stock issued	14				14
Common stock repurchased	(2)				(2)
Dividends paid			(56)	56	—
Purchase of noncontrolling interests			(93)		(93)
Dividend paid to noncontrolling interests			(77)		(77)
Foreign exchange derivatives related to debt			(27)		(27)
Net cash provided by/(used for) financing activities	916	74	(601)	56	445
Effect of exchange rate changes on cash and cash equivalents			(60)		(60)
Net change in cash and cash equivalents	—	—	276	—	276
Cash and cash equivalents at January 1			689		689
Cash and cash equivalents at December 31	$—	$—	$965	$—	$965

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II, Crown Americas Capital Corp. III and Crown Americas Capital Corp. V (collectively, the Issuers), wholly owned subsidiaries of the Company, have outstanding $1,000 principal amount of 4.5% senior notes due 2023 and $400 principal amount of 4.25% senior notes due 2026 which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of comprehensive income and cash flows for the years ended December 31, 2016, 2015, 2014, and

•	balance sheets as of December 31, 2016 and December 31, 2015 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2016 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,918	$6,366		$8,284
Cost of products sold, excluding depreciation and amortization			1,550	5,033		6,583
Depreciation and amortization			33	214		247
Selling and administrative expense		$10	135	223		368
Provision for asbestos			21			21
Restructuring and other		(5)	25	24		44
Income from operations		(5)	154	872		1,021
Loss from early extinguishments of debt		32		5		37
Net interest expense		66	86	79		231
Technology royalty			(38)	38		—
Foreign exchange		(21)	1	(17)	$21	(16)
Income/(loss) before income taxes		(82)	105	767	(21)	769
Provision for / (benefit from) income taxes		(31)	81	143	(7)	186
Equity earnings in affiliates	$496	207	370		(1,073)	—
Net income	496	156	394	624	(1,087)	583
Net income attributable to noncontrolling interests				(87)		(87)
Net income attributable to Crown Holdings	$496	$156	$394	$537	$(1,087)	$496

Total comprehensive income	$250	$119	$348	$394	$(774)	$337
Comprehensive income attributable to noncontrolling interests				(87)		(87)
Comprehensive income attributable to Crown Holdings	$250	$119	$348	$307	$(774)	$250

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2015 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,013	$6,749		$8,762
Cost of products sold, excluding depreciation and amortization			1,611	5,505		7,116
Depreciation and amortization			32	205		237
Selling and administrative expense		$9	153	228		390
Provision for asbestos			26			26
Restructuring and other			7	59		66
Income from operations		(9)	184	752		927
Loss from early extinguishments of debt		9				9
Net interest expense		91	90	78		259
Technology royalty			(42)	42		—
Foreign exchange		(8)	3	17	$8	20
Income/(loss) before income taxes		(101)	133	615	(8)	639
Provision for / (benefit from) income taxes		(38)	79	140	(3)	178
Equity earnings in affiliates	$393	183	231		(807)	—
Net income	393	120	285	475	(812)	461
Net income attributable to noncontrolling interests				(68)		(68)
Net income attributable to Crown Holdings	$393	$120	$285	$407	$(812)	$393

Total comprehensive income	$4	$146	$64	$46	$(192)	$68
Comprehensive income attributable to noncontrolling interests				(64)		(64)
Comprehensive income attributable to Crown Holdings	$4	$146	$64	$(18)	$(192)	$4

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2014 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,154	$6,943		$9,097
Cost of products sold, excluding depreciation and amortization			1,725	5,800		7,525
Depreciation and amortization			31	159		190
Selling and administrative expense		$9	144	245		398
Provision for asbestos			40			40
Restructuring and other		5	44	80		129
Income from operations		(14)	170	659		815
Loss from early extinguishments of debt				34		34
Net interest expense		58	90	98		246
Technology royalty			(48)	48		—
Foreign exchange				14		14
Income/(loss) before income taxes		(72)	128	465		521
Provision for / (benefit from) income taxes		(27)	88	(18)		43
Equity earnings in affiliates	$390	222	327		$(939)	—
Net income	390	177	367	483	(939)	478
Net income attributable to noncontrolling interests				(88)		(88)
Net income attributable to Crown Holdings	$390	$177	$367	$395	$(939)	$390

Total comprehensive income	$138	$67	$115	$340	$(433)	$227
Comprehensive income attributable to noncontrolling interests				(89)		(89)
Comprehensive income attributable to Crown Holdings	$138	$67	$115	$251	$(433)	$138

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$83		$476		$559
Receivables, net		3	$20	842		865
Intercompany receivables			33	6	$(39)	—
Inventories			313	932		1,245
Prepaid expenses and other current assets	$1	2	13	156		172
Total current assets	1	88	379	2,412	(39)	2,841

Intercompany debt receivables		2,703	3,234	690	(6,627)	—
Investments	$2,857	2,319	954		(6,130)	—
Goodwill and intangible assets			469	2,794		3,263
Property, plant and equipment, net		1	496	2,323		2,820
Other non-current assets		3	464	208		675
Total	$2,858	$5,114	$5,996	$8,427	$(12,796)	$9,599

Liabilities and equity
Current liabilities
Short-term debt				$33		$33
Current maturities of long-term debt		$118		43		161
Accounts payable and accrued liabilities	$23	32	$577	2,070		2,702
Intercompany payables			6	33	$(39)	—
Total current liabilities	23	150	583	2,179	(39)	2,896

Long-term debt, excluding current maturities		2,258	392	2,067		4,717
Long-term intercompany debt	2,469	1,328	2,624	206	(6,627)	—
Postretirement and pension liabilities			422	198		620
Other non-current liabilities			381	317		698
Commitments and contingent liabilities
Noncontrolling interests				302		302
Crown Holdings shareholders’ equity	366	1,378	1,594	3,158	(6,130)	366
Total equity	366	1,378	1,594	3,460	(6,130)	668
Total	$2,858	$5,114	$5,996	$8,427	$(12,796)	$9,599

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$104		$613		$717
Receivables, net			$23	889		912
Intercompany receivables			30	2	$(32)	—
Inventories			291	922		1,213
Prepaid expenses and other current assets		2	7	198		207
Total current assets	—	106	351	2,624	(32)	3,049

Intercompany debt receivables		3,111	3,471	681	(7,263)	—
Investments	$2,887	2,199	804		(5,890)	—
Goodwill and intangible assets			471	3,109		3,580
Property, plant and equipment, net		1	390	2,308		2,699
Other non-current assets		6	487	229		722
Total	$2,887	$5,423	$5,974	$8,951	$(13,185)	$10,050

Liabilities and equity
Current liabilities
Short-term debt				$54		$54
Current maturities of long-term debt		$90		119		209
Accounts payable and accrued liabilities	$24	47	$526	2,048		2,645
Intercompany payables			2	30	$(32)	—
Total current liabilities	24	137	528	2,251	(32)	2,908

Long-term debt, excluding current maturities		2,759	391	2,105		5,255
Long-term intercompany debt	2,769	1,268	3,041	185	(7,263)	—
Postretirement and pension liabilities			377	390		767
Other non-current liabilities			391	344		735
Commitments and contingent liabilities
Noncontrolling interests				291		291
Crown Holdings shareholders’ equity	94	1,259	1,246	3,385	(5,890)	94
Total equity	94	1,259	1,246	3,676	(5,890)	385
Total	$2,887	$5,423	$5,974	$8,951	$(13,185)	$10,050

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$63	$1	$143	$875	$(152)	$930
Cash flows from investing activities
Capital expenditures			(127)	(346)		(473)
Proceeds from sale of property, plant and equipment			4	6		10
Intercompany investing activities	235		150		(385)	—
Other			10	11		21
Net cash provided by/(used for) investing activities	235	—	37	(329)	(385)	(442)
Cash flows from financing activities
Proceeds from long-term debt		700		680		1,380
Payments of long-term debt		(1,181)		(733)		(1,914)
Net change in revolving credit facility and short-term debt				(32)		(32)
Net change in long-term intercompany balances	(300)	468	(180)	12		—
Debt issuance costs		(9)		(9)		(18)
Common stock issued	10					10
Common stock repurchased	(8)					(8)
Dividends paid				(537)	537	—
Dividends paid to noncontrolling interests				(80)		(80)
Contribution from noncontrolling interests				4		4
Foreign exchange derivatives related to debt				42		42
Net cash provided by/(used for) financing activities	(298)	(22)	(180)	(653)	537	(616)
Effect of exchange rate changes on cash and cash equivalents				(30)		(30)
Net change in cash and cash equivalents	—	(21)	—	(137)	—	(158)
Cash and cash equivalents at January 1		104		613		717
Cash and cash equivalents at December 31	$—	$83	$—	$476	$—	$559

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$25	$(38)	$52	$873		$912
Cash flows from investing activities
Capital expenditures			(42)	(286)		(328)
Acquisition of businesses, net of cash acquired				(733)		(733)
Proceeds from sale of businesses, net of cash sold				22		22
Proceeds from sale of property, plant and equipment			6	10		16
Intercompany investing activities	(941)	24	44	954	$(81)	—
Other				2		2
Net cash provided by/(used for) investing activities	(941)	24	8	(31)	(81)	(1,021)
Cash flows from financing activities
Proceeds from long-term debt		942		1,800		2,742
Payments of long-term debt		(4)		(1,748)		(1,752)
Net change in revolving credit facility and short-term debt				(319)		(319)
Net change in long-term intercompany balances	904	(949)	14	31		—
Debt issuance costs		(24)		(17)		(41)
Common stock issued	14					14
Common stock repurchased	(2)					(2)
Dividends paid				(81)	81	—
Purchase of noncontrolling interests			(76)	(17)		(93)
Dividends paid to noncontrolling interests				(77)		(77)
Foreign exchange derivatives related to debt				(27)		(27)
Net cash provided by/(used for) financing activities	916	(35)	(62)	(455)	81	445
Effect of exchange rate changes on cash and cash equivalents				(60)		(60)
Net change in cash and cash equivalents	—	(49)	(2)	327	—	276
Cash and cash equivalents at January 1		177	2	510		689
Cash and cash equivalents at December 31	$—	$128	$—	$837	$—	$965

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2016				2015
	First (1)	Second (2)	Third (3)	Fourth (4)	First (5)	Second (6)	Third (7)	Fourth (8)
Net sales	$1,893	$2,142	$2,326	$1,923	$1,997	$2,278	$2,460	$2,027
Gross profit *	312	386	425	331	286	373	415	335
Net income attributable to Crown Holdings	79	169	183	65	44	142	141	66
Earnings per average common share:
Basic	$0.57	$1.22	$1.32	$0.47	$0.32	$1.03	$1.02	$0.48
Diluted	0.57	1.21	1.31	0.47	0.32	1.02	1.01	0.47
Average common shares outstanding:
Basic	138.1	138.5	138.7	138.8	137.7	137.9	138.1	138.1
Diluted	139.0	139.3	139.5	139.5	139.0	139.3	139.1	139.3
Common stock price range: **
High	$50.48	$55.44	$57.46	$57.49	$54.03	$57.08	$55.16	$54.39
Low	43.30	48.28	49.14	51.57	43.85	52.25	44.76	45.15
Close	49.59	50.67	57.09	52.57	54.02	52.91	45.75	50.70
* The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.
** Source: New York Stock Exchange - Composite Transactions

Notes:

(1)	Includes pre-tax charges of $2 for restructuring and other and $27 for loss from early extinguishment of debt.

(2)	Includes pre-tax benefits of $3 for restructuring and other and $4 for hedge ineffectiveness.

(3)
Includes a pre-tax charge of $20 restructuring and other, $10 for loss from early extinguishment of debt, a pre-tax benefit of $2 for hedge ineffectiveness and an income tax benefit of $31 for a valuation allowance release partially offset by an income tax charge of $13 for tax contingencies and the impact of a corporate restructuring.

(4)	Includes pre-tax charges of $21 for asbestos claims and $25 for restructuring and other, a pre-tax benefit of $2 for hedge ineffectiveness and an income tax charge of $2 for a tax law change.

(5)
Includes pre-tax charges of $20 for restructuring and other and $6 for fair value adjustments in inventory, a pre-tax benefit of $2 for hedge ineffectiveness and an income tax charge of $7 for a potential liability arising from an unfavorable tax court ruling.

(6)	Includes a pre-tax charge of $9 for loss from early extinguishment of debt and pre-tax benefits of $3 for restructuring and other and $2 for hedge ineffectiveness.

(7)	Includes pre-tax charges of $40 for restructuring and other and $7 for hedge ineffectiveness.

(8)	Includes pre-tax charges of $26 for asbestos claims and $9 for restructuring and other, a pre-tax benefit of $2 for hedge ineffectiveness and an income tax charge of $4 for a tax law change.

Crown Holdings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions – write-offs	Balance at end of period

For the year ended December 31, 2016

Allowances deducted from assets to which they apply:

Trade accounts receivable	$83	$9	$(1)	$(15)	$76

Deferred tax assets	241	(14)	2	(4)	225

For the year ended December 31, 2015

Allowances deducted from assets to which they apply:

Trade accounts receivable	88	4	(9)	—	83

Deferred tax assets	245	21	(9)	(16)	241

For the year ended December 31, 2014

Allowances deducted from assets to which they apply:

Trade accounts receivable	78	—	10	—	88

Deferred tax assets	343	(70)	(11)	(17)	245

Amounts charged to other accounts primarily relates to foreign currency translation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Crown Holdings, Inc.

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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

Timothy J. Donahue	54	President and Chief Executive Officer	2016
Djalma Novaes, Jr.	56	President – Americas Division	2015
Gerard H. Gifford	61	President – European Division	2012
Robert H. Bourque, Jr.	47	President – Asia Pacific Division	2016
Thomas A. Kelly	57	Senior Vice President and Chief Financial Officer	2013
David A. Beaver	41	Vice President and Corporate Controller	2015

On February 6, 2017, the Company announced that Gerard H. Gifford, 61, has been appointed Executive Vice President and Chief Operating Officer effective April 1, 2017. Didier Sourisseau, 51, who is currently Senior Vice President Food Europe, will be promoted to President - European Division effective April 1, 2017.

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

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 27, 2017” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2016 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	669,350 (1) (2)	$26.74 (2)	5,436,674 (3)
Equity compensation plans not approved by security holders		N/A
Total	669,350	$26.74	5,436,674

(1)	Includes the 2006 and 2013 Stock-Based Incentive Compensation Plans.

(2)
Includes 369,050 shares of deferred stock awarded from the 2013 Stock-Based Incentive Compensation Plan during each year from 2013 through 2016. The shares are time-vesting and will be issued up to four years from their grant date. The weighted-average exercise price in the table does not include these shares.

(3) Includes 4,447,650, 829,888 and 159,136 shares available for issuance at December 31, 2016 under the 2013 Stock Based Incentive Compensation Plan, the Company’s Employee Stock Purchase Plan and the Stock Compensation Plan for Non-Employee Directors.

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014

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

Crown Holdings, Inc.

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

4.k
Indenture, dated as of January 9, 2013, by and among Crown Americas LLC and Crown Americas Capital Corp. IV, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4 1/2% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated January 9, 2013 (File No. 000-50189)).

4.l	Form of 4 ½% Senior Notes due 2023 (included in Exhibit 4.m).

4.m
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

4.n       Credit Agreement, dated as of December 19, 2013, among Crown Americas LLC, as U.S. Borrower, Crown European Holdings SA, as European Borrower, CROWN Metal Packaging Canada LP, as Canadian Borrower, the Subsidiary Borrowers named therein, the Company, Crown International Holdings, Inc. and Crown Cork & Seal Company, Inc., as Parent Guarantors, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank AG London Branch, a U.K. Administrative Agent, Deutsche Bank AG Canada Branch, as Canadian Administrative Agent, and various Lending Institutions (incorporated by reference to Exhibit 4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 000-50189)).

4.o
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

4.p
Indenture, dated as of July 8, 2014, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €650 million 4% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 11, 2014 (File No. 000-50189)).

4.q	Form of 4% Senior Notes due 2022 (included in Exhibit 4.r).

4.r
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

Crown Holdings, Inc.

4.s
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

4.t	Incremental Amendment No. 3, among Crown Americas LLC, as U.S. Borrower, Deutsche Bank AG New York
Branch, as administrative agent for certain Term Lenders, and the Term Loan A Lenders party thereto, to that certain Credit Agreement, dated as of December 19, 2013, as amended ( (incorporated by reference to Exhibit 4.v of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 000-50189)).

4.u
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

4.v
Indenture, dated as of September 15, 2016, by and among Crown Americas LLC and Crown Americas Capital Corp. V, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the $400 million 4.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated September 19, 2016 (File No. 000-50189)).

4.w
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

4.x
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

4.y
Indenture, dated as of May 5, 2015, among Crown European Holdings S.A., the Guarantors (as defined therein), U.S. Bank National Association, as trustee, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as registrar and transfer agent (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated July 30, 2015 (File No. 000-50189)).

Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its requests.

10.a	Employment Contracts:

(1)      Employment Agreement, dated December 30, 2015, between Crown Holdings, Inc. and Timothy J. Donahue (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 5, 2016 (File No. 000-50189)).

(2)
First amendment to the employment contract, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford, dated as of July 24, 2013 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No 000-50189)).

(3)
Executive Employment Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No 000-50189)).

Crown Holdings, Inc.

(4)
Employment contract between Crown Holdings, Inc. and Thomas A. Kelly, dated July 24, 2013 (incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 000-50189)).

(5)
Employment contract between Crown Holdings, Inc. and Jozef Salaerts, dated November 5, 2012 (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No 000-50189)).

(6)
Employment contract between Crown Holdings, Inc. and Djalma Novaes Jr., dated February 26, 2015 (incorporated by reference to Exhibit 10.c(11) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-50189)).

(7)
First Amendment to Executive Employment Agreement, dated November 5, 2012, between Crown Holdings, Inc. and Jozef Salaerts, effective as of April 30, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 000-50189)).

(8)
Executive Employment Agreement, effective May 1, 2016, between Crown Holdings, Inc. and Robert Bourque, Jr. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 000-50189)).

10.b
Crown Holdings, Inc. Economic Profit Incentive Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.i of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-50189)).

10.c
Crown Holdings, Inc. Senior Executive Retirement Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.l of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-50189)).

10.d	Senior Executive Retirement Agreements:

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

(3)
Senior Executive Retirement Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No 000-50189)).

(4)
Amendment No. 1 to the Senior Executive Retirement Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford dated December 28, 2012 (incorporated by reference to Exhibit 10.m(7) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50189)).

(5)
Senior Executive Retirement Agreement, effective July 24, 2013, between Crown Holdings, Inc. and Thomas A. Kelly (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No 000-50189)).

(6)
Senior Executive Retirement Agreement between Crown Holdings, Inc. and Djalma Novaes Jr., dated February 26, 2015 (incorporated by reference to Exhibit 10.f(9) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-50189)).

Crown Holdings, Inc.

(7)
Senior Executive Retirement Agreement, effective May 1, 2016, between Crown Holdings, Inc. and Robert Bourque, Jr. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 000-50189)).

(8)
Amendment No. 2 to the Senior Executive Retirement Agreement, effective as of May 17, 2016, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated  May 18, 2016 (File No. 000-50189)).

10.e
Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50189)).

10.f
Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.dd of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50189)).

10.g
Crown Holdings, Inc. 2004 Stock-Based Incentive Compensation Plan, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 000-50189)).

10.h
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

10.j
Crown Holdings, Inc. Deferred Compensation Plan for Directors, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-50189)).

10.k
Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 19, 2004 (File No. 000-50189)).

10.l
Crown Cork & Seal Company, Inc. Pension Plan for Outside Directors, dated as of October 27, 1994 (incorporated by reference to Exhibit 10.c of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-2227)).

10.m
Amendment No. 1, effective April 1, 2005, to the Crown Holdings, Inc. Stock Compensation Plan for Non-Employee Directors, dated as of April 22, 2004 (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50189)).

10.n
Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 24, 2006 (File No. 000-50189)).

10.o
Amendment No. 1, effective December 14, 2006, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.pp of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50189)).

10.p
Amendment No. 2, effective July 28, 2010, to the Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-50189)).

Crown Holdings, Inc.

10.q
Form of Agreement for Non-Qualified Stock Option Awards under Crown Holdings, Inc. 2006 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 000-50189)).

10.r
Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 18, 2013 (File No. 000-50189)).

10.s
Form of Agreement for Restricted Stock Awards under Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 000-50189)).

10.t
Form of Agreement for Deferred Stock Awards under Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 000-50189)).

10.u
Crown Cork & Seal Company, Inc. Restoration Plan, dated July 28, 2010 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-50189)).

10.v
Amendment No. 1, effective July 1, 2011, to the Crown Cork & Seal Company, Inc. Restoration Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-50189)).

Exhibits 10.c through 10.v are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

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

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2016, 2015 and 2014; (iii) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY
None.

Crown Holdings, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
Date: February 24, 2017
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Donahue, Thomas A. Kelly and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2016 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ Timothy J. Donahue
Timothy J. Donahue	Director, President and Chief Executive Officer

/s/ Thomas A. Kelly
Thomas A. Kelly	Senior Vice President and Chief Financial Officer

/s/ David A. Beaver
David A. Beaver	Vice President and Corporate Controller

DIRECTORS

/s/ John W. Conway	/s/ James H. Miller
John W. Conway, Chairman of the Board	James H. Miller

/s/ Jenne K. Britell	/s/ Josef M. Müller
Jenne K. Britell	Josef M. Müller

/s/ Arnold W. Donald	/s/ Thomas A. Ralph
Arnold W. Donald	Thomas A. Ralph

/s/ Rose Lee	/s/ Caesar F. Sweitzer
Rose Lee	Caesar F. Sweitzer

/s/ William G. Little	/s/ Jim L. Turner
William G. Little	Jim L. Turner

/s/ Hans J. Löliger	/s/ William S. Urkiel
Hans J. Löliger	William S. Urkiel