Form 10-Q
period 2017-03-31
CROWN HOLDINGS INC
filed 2017-04-28
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

There were 136,086,945 shares of Common Stock outstanding as of April 27, 2017.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2017	2016
Net sales	$1,901	$1,893
Cost of products sold, excluding depreciation and amortization	1,519	1,521
Depreciation and amortization	59	60
Selling and administrative expense	90	91
Restructuring and other	(4)	2
Income from operations	237	219
Loss from early extinguishments of debt	—	27
Interest expense	62	64
Interest income	(3)	(3)
Foreign exchange	(1)	(6)
Income before income taxes	179	137
Provision for income taxes	46	38
Net income	133	99
Net income attributable to noncontrolling interests	(26)	(20)
Net income attributable to Crown Holdings	$107	$79

Earnings per common share attributable to Crown Holdings:
Basic	$0.77	$0.57
Diluted	$0.77	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31
	2017	2016
Net income	$133	$99

Other comprehensive income, net of tax:
Foreign currency translation adjustments	110	9
Pension and other postretirement benefits	9	13
Derivatives qualifying as hedges	21	2
Total other comprehensive income	140	24

Total comprehensive income	273	123
Net income attributable to noncontrolling interests	(26)	(20)
Derivatives qualifying as hedges attributable to noncontrolling interests	(1)	(1)
Comprehensive income attributable to Crown Holdings	$246	$102

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$338	$559
Receivables, net	899	865
Inventories	1,417	1,245
Prepaid expenses and other current assets	234	172
Total current assets	2,888	2,841

Goodwill and intangible assets, net	3,357	3,263
Property, plant and equipment, net	2,898	2,820
Other non-current assets	727	675
Total	$9,870	$9,599

Liabilities and equity
Current liabilities
Short-term debt	$37	$33
Current maturities of long-term debt	57	161
Accounts payable and accrued liabilities	2,402	2,702
Total current liabilities	2,496	2,896

Long-term debt, excluding current maturities	5,206	4,717
Postretirement and pension liabilities	596	620
Other non-current liabilities	713	698
Commitments and contingent liabilities (Note K)
Noncontrolling interests	316	302
Crown Holdings shareholders’ equity	543	366
Total equity	859	668
Total	$9,870	$9,599

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31
	2017	2016
Cash flows from operating activities
Net income	$133	$99
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	59	60
Restructuring and other	(4)	2
Pension expense	5	7
Pension contributions	(13)	(25)
Stock-based compensation	4	6
Changes in assets and liabilities:
Receivables	(36)	(93)
Inventories	(151)	(180)
Accounts payable and accrued liabilities	(324)	(265)
Other, net	7	(19)
Net cash used for operating activities	(320)	(408)
Cash flows from investing activities
Capital expenditures	(107)	(51)
Proceeds from sale of property, plant and equipment	3	4
Other	—	(1)
Net cash used for investing activities	(104)	(48)
Cash flows from financing activities
Proceeds from long-term debt	4	303
Payments of long-term debt	(12)	(709)
Net change in revolving credit facility and short-term debt	351	383
Debt issue costs	—	(2)
Common stock issued	7	1
Common stock repurchased	(133)	(4)
Dividends paid to noncontrolling interests	(13)	(8)
Foreign exchange derivatives related to debt	(5)	32
Net cash provided by (used for) financing activities	199	(4)
Effect of exchange rate changes on cash and cash equivalents	4	—
Net change in cash and cash equivalents	(221)	(460)
Cash and cash equivalents at January 1	559	717
Cash and cash equivalents at March 31	$338	$257

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2016	$929	$426	$2,125	$(3,154)	$(232)	$94	$291	$385
Net income			79			79	20	99
Other comprehensive income				23		23	1	24
Dividends paid to noncontrolling interests						—	(8)	(8)
Stock-based compensation		6				6		6
Common stock issued		1				1		1
Common stock repurchased		(4)				(4)		(4)
Balance at March 31, 2016	$929	$429	$2,204	$(3,131)	$(232)	$199	$304	$503

Balance at January 1, 2017	$929	$446	$2,621	$(3,400)	$(230)	$366	$302	$668
Cumulative-effect of change in accounting principle			60			60		60
Net income			107			107	26	133
Other comprehensive income				139		139	1	140
Dividends paid to noncontrolling interests						—	(13)	(13)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		4				4		4
Common stock issued		6			1	7		7
Common stock repurchased		(127)			(13)	(140)		(140)
Balance at March 31, 2017	$929	$328	$2,788	$(3,261)	$(241)	$543	$316	$859

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2017 and the results of its operations for the three months ended March 31, 2017 and 2016 and of its cash flows for the three months ended March 31, 2017 and 2016. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

B.	Accounting and Reporting Developments

Recently Adopted Accounting Standards

In July 2015, the FASB issued new guidance related to the subsequent measurement of inventory. The new guidance requires an entity to subsequently measure inventory at the lower of cost or net realizable value, which is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance became effective for the Company on January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued new guidance on how share-based payments are accounted for and presented in the financial statements. The standard eliminates the APIC pool concept and requires that excess tax benefits and deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. Upon adoption of the standard on January 1, 2017, the Company recorded $60 of deferred tax assets attributable to excess tax benefits that were not previously recognized, because they did not reduce taxes payable, as a cumulative-effect adjustment to retained earnings under the modified retrospective method. The Company also prospectively adopted the guidance requiring all excess tax benefits and deficiencies to be recognized as income tax expense or benefit as discrete items and the guidance requiring all excess tax benefits or deficiencies to be reported as operating activities in the statement of cash flows. Adoption of these provisions did not have a material impact on the the Company's results of operations or statement of cash flows. The treatment of forfeitures has not changed as the Company is electing to continue the current process of estimating forfeitures.

In January 2017, the FASB issued guidance that clarifies the definition of a business by adding a framework to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. In order to be considered a business under the new guidance, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The Company early adopted this guidance as of January 1, 2017. Adoption did not have an impact on the Company's consolidated financial statements for the three months ended March 31, 2017, however, it may have a material impact on the Company’s consolidated financial statements if it enters into future business combinations.

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment by removing step two of the impairment test, which requires a hypothetical purchase price allocation. The Company early adopted this guidance on January 1, 2017. The amount of goodwill impaired will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Crown Holdings, Inc.

Recently Issued Accounting Standards

In May 2014, the FASB issued new guidance which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services which will either be at a point in time or over time. Certain products that the Company manufactures for customers have no alternative use and are expected to follow an over-time revenue recognition model. For example, beverage cans are generally printed for a specific customer and do not have an alternative use. Food cans may be printed depending upon customer preference which can vary by geographic market. Under current guidance, the Company generally recognizes revenue upon shipment or delivery. Under the new guidance, timing of revenue recognition for these products, may be accelerated such that a portion of revenue will be recognized prior to shipment or delivery dependent upon contract-specific terms. In addition, the new guidance requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company has completed its initial assessment and is in the process of designing and implementing changes to processes, systems and controls to be in a position to adopt the standard on a modified retrospective basis in the first quarter of 2018.

In February 2016, the FASB issued new guidance on lease accounting. Under the new guidance, lease classification criteria and income statement recognition are similar to current guidance; however, all leases with a term longer than one year will be recorded on the balance sheet through a right-of-use asset and a corresponding lease liability. The guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of adopting this guidance, which may have a material impact on its financial position.
In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and payments on the statement of cash flows. Under the new guidance, cash payments resulting from debt prepayment or extinguishment will be classified as cash outflows from financing activities. In addition, beneficial interests obtained in a securitization of financial assets should be disclosed as a noncash activity and cash receipts from the beneficial interests should be classified as cash inflows from investing activities. Under existing guidance, the Company classifies cash receipts from beneficial interests in securitized receivables and cash payments resulting from debt prepayment or extinguishment as cash flows from operating activities. The guidance will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact of adopting this guidance, which may have a material impact on its cash flows from operating and investing activities.

In October 2016, the FASB issued new guidance related to intra-entity transfers of assets other than inventory. Under current guidance, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets is deferred until the assets leave the consolidated group. Similarly, the entity is prohibited from recognizing deferred tax assets for any increases in tax bases due to the intercompany sale or transfer. The new guidance allows for the recognition of income tax expense and deferred tax benefits on increases on tax bases when an intercompany sale or transfer of other assets occurs. Income tax effects of intercompany inventory transactions will continue to be deferred until the assets leave the consolidated group. The guidance will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In March 2017, the FASB issued new guidance on the presentation of pension and other postretirement benefit costs. Under the new guidance only the service cost component of pension and other postretirement benefit costs will be presented with other employee compensation costs within income from operations or capitalized in assets. The other components will be reported separately outside of income from operations and will not be eligible for capitalization. The guidance will be effective for the Company on January 1, 2018. The guidance is not expected to have a material impact on the Company's consolidated pension and other postretirement benefit costs or net income but is expected to have a material impact on its income from operations.

Crown Holdings, Inc.

C.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2016	$(1,690)	$(1,446)	$(18)	$(3,154)
Other comprehensive (loss) income before reclassifications	—	9	(2)	7
Amounts reclassified from accumulated other comprehensive income	13		3	16
Other comprehensive income	13	9	1	23
Balance at March 31, 2016	$(1,677)	$(1,437)	$(17)	$(3,131)

Balance at January 1, 2017	$(1,524)	$(1,879)	$3	$(3,400)
Other comprehensive income before reclassifications	—	110	21	131
Amounts reclassified from accumulated other comprehensive income	9		(1)	8
Other comprehensive income	9	110	20	139
Balance at March 31, 2017	$(1,515)	$(1,769)	$23	$(3,261)

Crown Holdings, Inc.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended
Details about accumulated other	March 31		Affected line item in the
comprehensive income components	2017	2016	statement of operations
(Gains) losses on cash flow hedges
Commodities	$(4)	$7	Cost of products sold
	(4)	7	Income before taxes
	1	(2)	Provision for income taxes
	$(3)	$5	Net income

Foreign exchange	$3	$2	Net sales
	(1)	(4)	Cost of products sold
	2	(2)	Income before taxes
	—	—	Provision for income taxes
	$2	$(2)	Net income

Total (gains) losses on cash flow hedges	$(1)	$3

Amortization of defined benefit plan items
Actuarial losses	$24	$29	(a)
Prior service credit	(13)	(13)	(a)
	11	16	Income before taxes
	(2)	(3)	Provision for income taxes
	$9	$13	Net income

Total reclassifications for the period	$8	$16

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement cost. See Note M for further details.

D.	Stock-Based Compensation

A summary of restricted stock transactions during the three months ended March 31, 2017 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2017	1,321,292
Awarded:
Time-vesting shares	65,575
Performance-based shares	134,795
Released:
Time-vesting shares	(53,347)
Performance-based shares	(115,732)
Forfeitures:
Time-vesting shares	(11,500)
Performance-based shares	(58,749)
Non-vested stock awards outstanding at March 31, 2017	1,282,334

Crown Holdings, Inc.

The performance-based share awards are subject to either a market condition or a performance condition. For awards subject to a market condition, the performance metric is the Company's total shareholder return, which includes share price appreciation and dividends paid during the three-year term of the award, measured against a peer group of companies. These awards cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares originally awarded, and will be settled in stock.

For awards subject to a performance condition, the performance metric is the Company's average return on invested capital, over the three-year term. These awards cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of performance achieved ranging between 0% and 200% of the shares originally awarded, and will be settled in stock.

The time-vesting restricted and deferred stock awards vest ratably over three to five years.

The weighted average grant-date fair value of the 2017 time-vesting stock awards was $53.35 and the performance-based stock awards was $51.91.

The fair value of the performance-based shares subject to a market condition awarded in 2017 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 21.1%, an expected term of three years, and a weighted average risk-free interest rate of 1.43%.

At March 31, 2017, unrecognized compensation cost related to outstanding non-vested stock awards was $36. The weighted average period over which the expense is expected to be recognized is 1.9 years. The aggregate market value of the shares released on the vesting dates was $9 for the three months ended March 31, 2017.

E.	Receivables

	March 31, 2017	December 31, 2016
Accounts receivable	$784	$769
Less: allowance for doubtful accounts	(77)	(76)
Net trade receivables	707	693
Miscellaneous receivables	192	172
Receivables, net	$899	$865

The Company uses receivable securitization facilities in the normal course of business as part of managing its cash flows. In connection with certain receivable securitization facilities, the Company recognized deferred purchase price receivables of $99 and $83 at March 31, 2017 and December 31, 2016, which were included in prepaid expenses and other current assets in the Consolidated Balance Sheet. The net change in deferred purchase price receivable was reflected in the receivables line item in the Consolidated Statement of Cash Flows.

F.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	March 31, 2017	December 31, 2016
Raw materials and supplies	682	$658
Work in process	132	116
Finished goods	603	471
	$1,417	$1,245

Crown Holdings, Inc.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except for ineffectiveness, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2017 mature between one and thirty-one months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
Derivatives in cash flow hedges	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Foreign exchange	$(2)	$—	$(2)	$2
Commodities	23	(2)	3	(5)
Total	$21	$(2)	$1	$(3)

For the three months ended March 31, 2017 and 2016, the Company recognized a gain of $2 ($1, net of tax) and a gain of less than $1 ($1, net of tax) in earnings related to hedge ineffectiveness caused by volatility in the metal premium component of aluminum prices.

For the twelve month period ending March 31, 2017, a net gain of $21 ($17, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the three months ended March 31, 2017 and 2016 in connection with anticipated transactions that were no longer considered probable.

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

Other than for firm commitments, amounts related to time value are excluded from the assessment and measurement of hedge effectiveness and are reported in earnings. Less than $1 was reported in earnings for the three months ended March 31, 2017.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of less than $1 for the three months ended March 31, 2017 and a loss of $1 for the three months ended March 31, 2016. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of less than $1 for the three months ended March 31, 2017 and a gain of $21 for the same period in 2016. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related underlying hedged items.

For the three months ended March 31, 2017 and 2016, certain commodity hedges did not meet the criteria for hedge accounting and therefore the change in their fair value during the quarter was recognized in earnings. For the three months

Crown Holdings, Inc.

ended March 31, 2017 and 2016, the Company recognized a loss of $7 ($5, net of tax) and a gain of less than $1 ($1, net of tax) in earnings related to these ineffective hedges.

Net Investment Hedges

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $15 ($12, net of tax) and a loss of $45 ($34, net of tax) in accumulated other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively.

	Balance Sheet classification	Fair Value hierarchy	March 31, 2017	December 31, 2016
Derivative assets
Derivatives designated as hedges:

Foreign exchange	Other current assets	2	$22	$24
Commodities	Other current assets	2	39	13
Commodities	Other non-current assets	2	6	3
Derivatives not designated as hedges:
Commodities	Other current assets	2	13	5
	Total		$80	$45

Derivative liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$24	$28
Commodities	Accounts payable and accrued liabilities	2	13	3
Foreign exchange	Other non-current liabilities	2	1	1
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	1	5
	Total		$39	$37

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at March 31, 2017
Derivative assets	$80	$11	$69
Derivative liabilities	39	11	28

Balance at December 31, 2016
Derivative assets	45	6	39
Derivative liabilities	37	6	31

Crown Holdings, Inc.

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 were:

	March 31, 2017	December 31, 2016
Derivatives in cash flow hedges:
Foreign exchange	$651	$644
Commodities	205	180
Derivatives in fair value hedges:
Foreign exchange	59	73
Derivatives not designated as hedges:
Foreign exchange	572	618
Commodities	78	72

H.	Restructuring and Other

The Company recorded restructuring and other charges / (benefits) as follows:

	Three Months Ended
	March 31
	2017	2016
Asset impairments and sales	$(6)	$(2)
Restructuring	2	—
Other costs	—	4
	$(4)	$2

For the three months ended March 31, 2017, the Company recorded a benefit of $5 due to the expiration of an environmental indemnification related to the sale of certain operations in the Company's European Specialty Packaging business during 2015.

A summary of the outstanding accrual balances associated with prior restructuring actions is provided below.

2015 European Division Actions

Through March 31, 2017, the Company incurred charges of $21 related to the closure of two facilities in its European Food segment. The closures are expected to reduce cost by eliminating excess capacity and consolidating manufacturing processes.

The facility closures are expected to result in the reduction of approximately 280 employees when completed in 2017. The Company does not expect to incur any additional charges related to this action.

The table below summarizes the termination benefits accrual balance and utilization by cost type for these actions.

	Termination benefits	Other exit costs	Total
Balance at January 1, 2017	$8	$—	$8
Provision	—	1	1
Payments	(4)	(1)	(5)
Balance at March 31, 2017	$4	$—	$4

Other Actions

At March 31, 2017, the Company also had a restructuring accrual of $11 primarily related to prior actions to reduce manufacturing capacity and headcount in its European Aerosol and Specialty Packaging businesses. The Company expects

Crown Holdings, Inc.

to pay the liability through 2024 as certain employees have elected to receive payment as a fixed monthly sum over future years. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

I.	Debt

The Company's outstanding debt was as follows:

	March 31, 2017		December 31, 2016
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$37	$37	$33	$33

Long-term debt
Senior secured borrowings:
Revolving credit facilities	$354	$354	$—	$—
Term loan facilities
U.S. dollar at LIBOR + 1.75% due 2018	654	650	654	649
€58 Euro at EURIBOR + 1.75% due 2018	62	62	61	61
Farm credit facility at LIBOR + 2.00% due 2019	351	347	351	347
Senior notes and debentures:
€650 at 4.0% due 2022	694	686	684	676
U. S. dollar at 4.50% due 2023	1,000	991	1,000	991
€600 at 2.625% due 2024	641	634	631	623
€600 at 3.375% due 2025	641	632	631	622
U.S. dollar at 4.25% due 2026	400	393	400	393
U.S. dollar at 7.375% due 2026	350	347	350	347
U.S. dollar at 7.50% due 2096	45	45	45	45
Other indebtedness in various currencies	122	122	124	124
Total long-term debt	5,314	5,263	4,931	4,878
Less current maturities	(58)	(57)	(162)	(161)
Total long-term debt, less current maturities	$5,256	$5,206	$4,769	$4,717

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $5,451 at March 31, 2017 and $5,043 at December 31, 2016.

In April 2017, the Company amended its credit agreement to provide for a $1,400 revolving credit facility, a $750 Term A Facility and a €275 Term Euro Facility. The maturity date for the facilities is in April 2022 and the facilities bore interest at LIBOR plus 1.75% as of closing. Interest rates can be reduced up to one-half percent per annum if the Company's total leverage ratio decreases to agreed levels. In connection with the amendment, the Company expects to record a loss from early extinguishment of debt of approximately $8 during the second quarter of 2017.

2016 Activity

In February 2016, the Company amended its credit agreement to provide for an additional $300 of term loan borrowings, the proceeds of which, along with borrowings under the revolving credit facilities and cash on hand, were used to redeem the Company's $700 6.25% senior notes due 2021. In September 2016, the Company issued €600 principal amount of 2.625% senior unsecured notes due 2024 and used the proceeds to repay a portion of the Euro term loan facility. In September 2016, the Company also issued $400 principal amount of 4.25% senior unsecured notes due 2026 and used the proceeds to repay a portion of the U.S dollar term loan facility.

Crown Holdings, Inc.

In connection with the above transactions, the Company recorded a loss from early extinguishment of debt of $27 for the three months ended March 31, 2016 and $37 for the year ended December 31, 2016 for premiums paid and the write-off of deferred financing fees.

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

In recent years, the states of Alabama, Arizona, Arkansas, Florida, Georgia, Idaho, Indiana, Iowa, Kansas, Michigan, Mississippi, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Utah, West Virginia, Wisconsin and Wyoming enacted legislation that limits asbestos-related liabilities under state law of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The legislation, which applies to future and, with the exception of Arkansas, Georgia, South Carolina, South Dakota, West Virginia and Wyoming, pending claims, caps asbestos-related liabilities at the fair market value of the predecessor's total gross assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total value of its predecessor's assets adjusted for inflation. Crown Cork has integrated the legislation into its claims defense strategy.

The Company further cautions that an adverse ruling in any litigation relating to the constitutionality or applicability to Crown Cork of one or more statutes that limits the asbestos-related liability of alleged defendants like Crown Cork could have a material impact on the Company.

Crown Holdings, Inc.

During the three months ended March 31, 2017, the Company paid $3 to settle outstanding claims and had claims activity as follows:

Beginning claims	55,500
New claims	750
Settlements or dismissals	(250)
Ending claims	56,000

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2016, the Company's outstanding claims were:

Claimants alleging first exposure after 1964	16,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000
Pennsylvania	2,000
Other states that have enacted asbestos legislation	6,000
Other states	18,500
Total claims outstanding	55,500

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2017.

As of March 31, 2017, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $337, including $287 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 82% of the claims outstanding at the end of 2016), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease,

Crown Holdings, Inc.

whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

In March 2017, U.S. Customs and Border Protection (“CBP”) at the Port of Milwaukee issued a penalty notification alleging that certain of the Company’s subsidiaries intentionally misclassified the importation of certain goods into the U.S. during the period 2004-2009 and assessed a penalty of $18. The Company has acknowledged to CBP that the goods were misclassified and has paid all related duties, which were approximately $1. The Company has asserted that the misclassification was unintentional and disputes the penalty assessment. The Company cannot predict the ultimate outcome of this matter and has not accrued a liability with respect to the assessed penalty because the case at CBP is ongoing. At the present time, based on the information available, the Company does not believe that a loss for the alleged intentional misclassification is probable. There can be no assurance the Company will be successful in contesting the assessed penalty.

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

At March 31, 2017, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At March 31, 2017, the Company also had guarantees of $20 related to the residual values of leased assets.

L.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended
	March 31
	2017	2016
Net income attributable to Crown Holdings	$107	$79
Weighted average shares outstanding:
Basic	138.5	138.1
Dilutive stock options and restricted stock	0.5	0.9
Diluted	139.0	139.0
Basic earnings per share	$0.77	$0.57
Diluted earnings per share	$0.77	$0.57

For the three months ended March 31, 2016, 0.4 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

M.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31
Pension benefits – U.S. plans	2017	2016
Service cost	$4	$4
Interest cost	12	13
Expected return on plan assets	(21)	(23)
Recognized net loss	13	12
Net periodic cost	$8	$6

Crown Holdings, Inc.

	Three Months Ended
	March 31
Pension benefits – Non-U.S. plans	2017	2016
Service cost	$6	$6
Interest cost	19	26
Expected return on plan assets	(35)	(41)
Recognized prior service credit	(3)	(3)
Recognized net loss	10	13
Net periodic (benefit) cost	$(3)	$1

	Three Months Ended
	March 31
Other postretirement benefits	2017	2016
Service cost	$—	$—
Interest cost	1	1
Recognized prior service credit	(10)	(10)
Recognized net loss	1	1
Net periodic benefit	$(8)	$(8)

During the three months ended March 31, 2016, the Company also recorded pension settlement charges of $3 which were included in restructuring and other in the Consolidated Statement of Operations.

N.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended
	March 31
	2017	2016
U.S. statutory rate at 35%	$63	$48
Tax on foreign income	(21)	(14)
Tax contingencies	3	—
Valuation allowance	3	2
Other items, net	(2)	2
Income tax provision	$46	$38

O.	Segment Information

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

	External Sales
	Three Months Ended
	March 31
	2017	2016
Americas Beverage	$674	$643
North America Food	153	146
European Beverage	303	315
European Food	379	398
Asia Pacific	278	277
Total reportable segments	1,787	1,779
Non-reportable segments	114	114
Total	$1,901	$1,893

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, its specialty packaging business in Europe and its tooling and equipment operations in the U.S. and U.K.

	Intersegment Sales
	Three Months Ended
	March 31
	2017	2016
Americas Beverage	$6	$15
North America Food	6	6
European Beverage	1	1
European Food	16	16
Asia Pacific	—	—
Total reportable segments	29	38
Non-reportable segments	29	18
Total	$58	$56

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income
	Three Months Ended
	March 31
	2017	2016
Americas Beverage	$105	$104
North America Food	16	12
European Beverage	51	46
European Food	47	49
Asia Pacific	39	35
Total reportable segments	$258	$246

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended
	March 31
	2017	2016
Segment income of reportable segments	$258	$246
Segment income of non-reportable segments	15	13
Corporate and unallocated items	(40)	(38)
Restructuring and other	4	(2)
Loss from early extinguishments of debt	—	(27)
Interest expense	(62)	(64)
Interest income	3	3
Foreign exchange	1	6
Income before income taxes	$179	$137

For the three months ended March 31, 2017 and 2016, intercompany profit of $3 and $1 was eliminated within segment income of non-reportable segments.

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs, fair value adjustments for the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness.

Crown Holdings, Inc.

P.	Condensed Combining Financial Information

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary of the Company, has $350 principal amount of 7.375% senior notes due 2026 and $45 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt and the guarantees are made on a joint and several basis.

The following condensed combining financial statements:
•statements of comprehensive income for the three months ended March 31, 2017 and 2016,
•balance sheets as of March 31, 2017 and December 31, 2016, and
•statements of cash flows for the three months ended March 31, 2017 and 2016 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,901		$1,901
Cost of products sold, excluding depreciation and amortization			1,519		1,519
Depreciation and amortization			59		59
Selling and administrative expense		$2	88		90
Restructuring and other			(4)		(4)
Income from operations		(2)	239		237
Net interest expense		20	39		59
Foreign exchange			(1)		(1)
Income/(loss) before income taxes		(22)	201		179
Provision for / (benefit from) income taxes		(10)	56		46
Equity earnings / (loss) in affiliates	$107	99		$(206)	—
Net income	107	87	145	(206)	133
Net income attributable to noncontrolling interests			(26)		(26)
Net income attributable to Crown Holdings	$107	$87	$119	$(206)	$107

Comprehensive income	$246	$130	$285	$(388)	$273
Comprehensive income attributable to noncontrolling interests			(27)		(27)
Comprehensive income attributable to Crown Holdings	$246	$130	$258	$(388)	$246

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,893		$1,893
Cost of products sold, excluding depreciation and amortization			1,521		1,521
Depreciation and amortization			60		60
Selling and administrative expense		$2	89		91
Restructuring and other			2		2
Income from operations		(2)	221		219
Loss from early extinguishment of debt			27		27
Net interest expense		27	34		61
Foreign exchange			(6)		(6)
Income/(loss) before income taxes		(29)	166		137
Provision for / (benefit from) income taxes		(7)	45		38
Equity earnings / (loss) in affiliates	$79	77		$(156)	—
Net income	79	55	121	(156)	99
Net income attributable to noncontrolling interests			(20)		(20)
Net income attributable to Crown Holdings	$79	$55	$101	$(156)	$79

Comprehensive income	$102	$145	$145	$(269)	$123
Comprehensive income attributable to noncontrolling interests			(21)		(21)
Comprehensive income attributable to Crown Holdings	$102	$145	$124	$(269)	$102

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$338		$338
Receivables, net			899		899
Inventories			1,417		1,417
Prepaid expenses and other current assets	$2		232		234
Total current assets	2	—	2,886		2,888

Intercompany debt receivables			3,592	$(3,592)	—
Investments	3,103	$3,053		(6,156)	—
Goodwill and intangible assets			3,357		3,357
Property, plant and equipment, net			2,898		2,898
Other non-current assets		505	222		727
Total	$3,105	$3,558	$12,955	$(9,748)	$9,870

Liabilities and equity
Current liabilities
Short-term debt			$37		$37
Current maturities of long-term debt			57		57
Accounts payable and accrued liabilities	$18	$39	2,345		2,402
Total current liabilities	18	39	2,439		2,496

Long-term debt, excluding current maturities		392	4,814		5,206
Long-term intercompany debt	2,544	1,048		$(3,592)	—
Postretirement and pension liabilities			596		596
Other non-current liabilities		355	358		713
Commitments and contingent liabilities
Noncontrolling interests			316		316
Crown Holdings shareholders’ equity/(deficit)	543	1,724	4,432	(6,156)	543
Total equity/(deficit)	543	1,724	4,748	(6,156)	859
Total	$3,105	$3,558	$12,955	$(9,748)	$9,870

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$559		$559
Receivables, net			865		865
Inventories			1,245		1,245
Prepaid expenses and other current assets	$1		171		172
Total current assets	1	—	2,840		2,841

Intercompany debt receivables			3,447	$(3,447)	—
Investments	2,857	$2,915		(5,772)	—
Goodwill and intangible assets			3,263		3,263
Property, plant and equipment, net			2,820		2,820
Other non-current assets		447	228		675
Total	$2,858	$3,362	$12,598	$(9,219)	$9,599

Liabilities and equity
Current liabilities
Short-term debt			$33		$33
Current maturities of long-term debt			161		161
Accounts payable and accrued liabilities	$23	$40	2,639		2,702
Total current liabilities	23	40	2,833		2,896

Long-term debt, excluding current maturities		392	4,325		4,717
Long-term intercompany debt	2,469	978		$(3,447)	—
Postretirement and pension liabilities			620		620
Other non-current liabilities		358	340		698
Commitments and contingent liabilities
Noncontrolling interests			302		302
Crown Holdings shareholders’ equity/(deficit)	366	1,594	4,178	(5,772)	366
Total equity/(deficit)	366	1,594	4,480	(5,772)	668
Total	$2,858	$3,362	$12,598	$(9,219)	$9,599

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(9)	$(14)	$(293)	$(4)	$(320)
Cash flows from investing activities
Capital expenditures			(107)		(107)
Proceeds from sale of property, plant and equipment			3		3
Net cash provided by/(used for) investing activities	—	—	(104)	—	(104)
Cash flows from financing activities
Proceeds from long-term debt			4		4
Payments of long-term debt			(12)		(12)
Net change in revolving credit facility and short-term debt			351		351
Net change in long-term intercompany balances	135	14	(149)		—
Common stock issued	7				7
Common stock repurchased	(133)				(133)
Dividends paid			(4)	4	—
Dividend paid to noncontrolling interests			(13)		(13)
Foreign exchange derivatives related to debt			(5)		(5)
Net cash provided by/(used for) financing activities	9	14	172	4	199
Effect of exchange rate changes on cash and cash equivalents			4		4
Net change in cash and cash equivalents	—	—	(221)	—	(221)
Cash and cash equivalents at January 1			559		559
Cash and cash equivalents at March 31	$—	$—	$338	$—	$338

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(10)	$(31)	$(364)	$(3)	$(408)
Cash flows from investing activities
Capital expenditures			(51)		(51)
Proceeds from sale of property, plant and equipment			4		4
Intercompany investing activities	150			(150)	—
Other			(1)		(1)
Net cash provided by/(used for) investing activities	150	—	(48)	(150)	(48)
Cash flows from financing activities
Proceeds from long-term debt			303		303
Payments of long-term debt			(709)		(709)
Net change in revolving credit facility and short-term debt			383		383
Net change in long-term intercompany balances	(137)	31	106		—
Debt issue costs			(2)		(2)
Common stock issued	1				1
Common stock repurchased	(4)				(4)
Dividends paid			(153)	153	—
Dividend paid to noncontrolling interests			(8)		(8)
Foreign exchange derivatives related to debt			32		32
Net cash provided by/(used for) financing activities	(140)	31	(48)	153	(4)
Effect of exchange rate changes on cash and cash equivalents					—
Net change in cash and cash equivalents	—	—	(460)	—	(460)
Cash and cash equivalents at January 1			717		717
Cash and cash equivalents at March 31	$—	$—	$257	$—	$257

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. IV and Crown Americas Capital Corp. V (collectively, the Issuer), 100% owned subsidiaries of the Company, have outstanding $1,000 principal amount of 4.5% senior notes due 2023 and $400 principal amount of 4.25% senior notes due 2026, which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all of its subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.

The following condensed combining financial statements:

•	statements of comprehensive income for the three months ended March 31, 2017 and 2016,

•	balance sheets as of March 31, 2017 and December 31, 2016, and

•	statements of cash flows for the three months ended March 31, 2017 and 2016 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$445	$1,456		$1,901
Cost of products sold, excluding depreciation and amortization			361	1,158		1,519
Depreciation and amortization			10	49		59
Selling and administrative expense		$2	33	55		90
Restructuring and other			1	(5)		(4)
Income from operations		(2)	40	199		237
Net interest expense		17	21	21		59
Technology royalty			(9)	9		—
Foreign exchange		10		(1)	$(10)	(1)
Income/(loss) before income taxes		(29)	28	170	10	179
Provision for / (benefit from) income taxes		(11)	8	45	4	46
Equity earnings / (loss) in affiliates	$107	49	67		(223)	—
Net income	107	31	87	125	(217)	133
Net income attributable to noncontrolling interests				(26)		(26)
Net income attributable to Crown Holdings	$107	$31	$87	$99	$(217)	$107

Comprehensive income	$246	$35	$130	$271	$(409)	$273
Comprehensive income attributable to noncontrolling interests				(27)		(27)
Comprehensive income attributable to Crown Holdings	$246	$35	$130	$244	$(409)	$246

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$447	$1,446		$1,893
Cost of products sold, excluding depreciation and amortization			363	1,158		1,521
Depreciation and amortization			8	52		60
Selling and administrative expense		$3	35	53		91
Restructuring and other			4	(2)		2
Income from operations		(3)	37	185		219
Loss from early extinguishment of debt		27				27
Net interest expense		20	22	19		61
Technology royalty			(9)	9		—
Foreign exchange		32		(6)	$(32)	(6)
Income/(loss) before income taxes		(82)	24	163	32	137
Provision for / (benefit from) income taxes		(31)	14	44	11	38
Equity earnings / (loss) in affiliates	$79	64	45		(188)	—
Net income	79	13	55	119	(167)	99
Net income attributable to noncontrolling interests				(20)		(20)
Net income attributable to Crown Holdings	$79	$13	$55	$99	$(167)	$79

Comprehensive income	$102	$16	$145	$172	$(312)	$123
Comprehensive income attributable to noncontrolling interests				(21)		(21)
Comprehensive income attributable to Crown Holdings	$102	$16	$145	$151	$(312)	$102

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$79		$259		$338
Receivables, net			$10	889		899
Intercompany receivables			32	14	$(46)	—
Inventories			386	1,031		1,417
Prepaid expenses and other current assets	$2	2	23	207		234
Total current assets	2	81	451	2,400	(46)	2,888

Intercompany debt receivables		2,885	3,346	675	(6,906)	—
Investments	3,103	2,366	1,058		(6,527)	—
Goodwill and intangible assets			468	2,889		3,357
Property, plant and equipment, net		1	505	2,392		2,898
Other non-current assets		3	516	208		727
Total	$3,105	$5,336	$6,344	$8,564	$(13,479)	$9,870

Liabilities and equity
Current liabilities
Short-term debt				$37		$37
Current maturities of long-term debt		$18		39		57
Accounts payable and accrued liabilities	$18	15	$576	1,793		2,402
Intercompany payables			14	32	$(46)	—
Total current liabilities	18	33	590	1,901	(46)	2,496

Long-term debt, excluding current maturities		2,565	392	2,249		5,206
Long-term intercompany debt	2,544	1,325	2,855	182	(6,906)	—
Postretirement and pension liabilities			408	188		596
Other non-current liabilities			375	338		713
Commitments and contingent liabilities
Noncontrolling interests				316		316
Crown Holdings shareholders’ equity/(deficit)	543	1,413	1,724	3,390	(6,527)	543
Total equity/(deficit)	543	1,413	1,724	3,706	(6,527)	859
Total	$3,105	$5,336	$6,344	$8,564	$(13,479)	$9,870

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$83		$476		$559
Receivables, net		3	$20	842		865
Intercompany receivables			33	6	$(39)	—
Inventories			313	932		1,245
Prepaid expenses and other current assets	$1	2	13	156		172
Total current assets	1	88	379	2,412	(39)	2,841

Intercompany debt receivables		2,703	3,234	690	(6,627)	—
Investments	2,857	2,319	954		(6,130)	—
Goodwill and intangible assets			469	2,794		3,263
Property, plant and equipment, net		1	496	2,323		2,820
Other non-current assets		3	464	208		675
Total	$2,858	$5,114	$5,996	$8,427	$(12,796)	$9,599

Liabilities and equity
Current liabilities
Short-term debt				$33		$33
Current maturities of long-term debt		$118		43		161
Accounts payable and accrued liabilities	$23	32	$577	2,070		2,702
Intercompany payables			6	33	$(39)	—
Total current liabilities	23	150	583	2,179	(39)	2,896

Long-term debt, excluding current maturities		2,258	392	2,067		4,717
Long-term intercompany debt	2,469	1,328	2,624	206	(6,627)	—
Postretirement and pension liabilities			422	198		620
Other non-current liabilities			381	317		698
Commitments and contingent liabilities
Noncontrolling interests				302		302
Crown Holdings shareholders’ equity/(deficit)	366	1,378	1,594	3,158	(6,130)	366
Total equity/(deficit)	366	1,378	1,594	3,460	(6,130)	668
Total	$2,858	$5,114	$5,996	$8,427	$(12,796)	$9,599

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(9)	$(24)	$(69)	$(208)	$(10)	$(320)
Cash flows from investing activities
Capital expenditures			(50)	(57)		(107)
Proceeds from sale of property, plant and equipment				3		3
Net cash provided by/(used for) investing activities	—	—	(50)	(54)	—	(104)
Cash flows from financing activities
Proceeds from long-term debt				4		4
Payments of long-term debt				(12)		(12)
Net change in revolving credit facility and short-term debt		205		146		351
Net change in long-term intercompany balances	135	(185)	119	(69)		—
Common stock issued	7					7
Common stock repurchased	(133)					(133)
Dividends paid				(10)	10	—
Dividends paid to noncontrolling interests				(13)		(13)
Foreign exchange derivatives related to debt				(5)		(5)
Net cash provided by/(used for) financing activities	9	20	119	41	10	199
Effect of exchange rate changes on cash and cash equivalents				4		4
Net change in cash and cash equivalents	—	(4)	—	(217)	—	(221)
Cash and cash equivalents at January 1		83		476		559
Cash and cash equivalents at March 31	$—	$79	$—	$259	$—	$338

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(10)	$(66)	$(2)	$(323)	$(7)	$(408)
Cash flows from investing activities
Capital expenditures			(21)	(30)		(51)
Proceeds from sale of property, plant and equipment				4		4
Intercompany investing activities	150		150		(300)	—
Other				(1)		(1)
Net cash provided by/(used for) investing activities	150	—	129	(27)	(300)	(48)
Cash flows from financing activities
Proceeds from long-term debt		300		3		303
Payments of long-term debt		(700)		(9)		(709)
Net change in revolving credit facility and short-term debt		75		308		383
Net change in long-term intercompany balances	(137)	335	(127)	(71)		—
Debt issue costs		(2)				(2)
Common stock issued	1					1
Common stock repurchased	(4)					(4)
Dividends paid				(307)	307	—
Dividends paid to noncontrolling interests				(8)		(8)
Foreign exchange derivatives related to debt				32		32
Net cash provided by/(used for) financing activities	(140)	8	(127)	(52)	307	(4)
Effect of exchange rate changes on cash and cash equivalents				—		—
Net change in cash and cash equivalents	—	(58)	—	(402)	—	(460)
Cash and cash equivalents at January 1		104		613		717
Cash and cash equivalents at March 31	$—	$46	$—	$211	$—	$257

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2017 compared to 2016 and changes in financial condition and liquidity from December 31, 2016. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, along with the consolidated financial statements and related notes included in and referred to within this report.

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

While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company monitors capacity across all of its businesses and, where necessary, may take action such as closing a plant or reducing headcount to better manage its costs. Any or all of these actions may result in additional restructuring charges in the future, which may be material.

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

Net Sales and Segment Income

	Three Months Ended
	March 31
	2017	2016
Net sales	$1,901	$1,893
Beverage cans and ends as a percentage of net sales	60%	60%
Food cans and ends as a percentage of net sales	25%	25%

Three months ended March 31, 2017 compared to 2016

Net sales increased primarily due to increased beverage, food and aerosol sales unit volumes and the pass-through of higher material costs, partially offset by the impact of foreign currency translation. Net sales would have been $54 higher using exchange rates in effect during 2016.

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

In December 2016, the Company began commercial production at a new beverage can plant in Monterrey, Mexico. The Monterrey plant is capable of producing multiple can sizes. In January 2017, the Company began commercial shipments from the first line at its new beverage can plant in Nichols, New York, and the second line was completed in April 2017. In addition to enhancing the Company's presence in specialty beverage can sizes, the plant provides an attractive cost platform, including reduced freight, from which to serve customers in the Northeastern region of the U.S. and Eastern region of Canada. The Company has also announced plans to expand production capacity in Colombia which is expected to be operational in the second quarter of 2017 and to construct a one-furnace glass bottle facility in Chihuahua, Mexico, which is expected to be operational in the first half of 2018.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended
	March 31
	2017	2016
Net sales	$674	$643
Segment income	105	104

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended March 31, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher aluminum costs of $32 and 3% higher sales unit volumes, partially offset by the impact of foreign currency translation. Net sales would have been $14 higher using exchange rates in effect during 2016.

Segment income increased primarily due to higher sales unit volumes and improved cost performance, partially offset by start-up costs associated with the Company's projects in Nichols, New York, and Monterrey, Mexico.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S., Canada and Mexico. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended
	March 31
	2017	2016
Net sales	$153	$146
Segment income	16	12

Three months ended March 31, 2017 compared to 2016

Net sales and segment income increased primarily due to 8% higher sales unit volumes and the pass-through of higher raw material costs. In addition, segment income in 2016 included a negative impact from steel purchased in 2015 being converted and sold at lower prevailing prices in 2016.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing.

In the fourth quarter of 2016, a second line at the Osmaniye, Turkey plant began commercial production in response to growing demand for multiple can sizes. In addition, the Company completed the conversion of the plant in Custines, France, from steel to aluminum with the start-up of the second high-speed line in April 2017.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended
	March 31
	2017	2016
Net sales	$303	$315
Segment income	51	46

Three months ended March 31, 2017 compared to 2016

Net sales decreased primarily due to the impact of foreign currency translation. Net sales would have been $13 higher using exchange rates in effect during 2016.

Segment income increased primarily due to improved cost performance.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

European Food

The European Food segment manufactures steel and aluminum food cans, ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years. In April 2014, the Company completed its acquisition of Mivisa and in June 2014 divested certain Crown and Mivisa operations as required for regulatory approval. In 2016, the Company announced the closure of two European Food facilities in an effort to reduce cost by eliminating excess capacity and consolidating manufacturing processes.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended
	March 31
	2017	2016
Net sales	$379	$398
Segment income	47	49

Three months ended March 31, 2017 compared to 2016

Net sales and segment income decreased primarily due to the impact of foreign currency translation. Net sales and segment income would have been $18 and $2 higher using exchange rates in effect during 2016.

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. The Company's third beverage can plant in Cambodia began commercial production in the second quarter of 2016. Additionally, the Company announced construction of a new beverage can facility in Jakarta, Indonesia, and a second line at its beverage can plant in Danang, Vietnam, which are scheduled to begin commercial production in the second and third quarters of 2017, and a new beverage can plant in Yangon, Myanmar, that is scheduled for start-up in the first half of 2018. In 2016, the Company announced the closure of its Shanghai beverage can facility in an effort to reduce cost by consolidating manufacturing processes in China.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended
	March 31
	2017	2016
Net sales	$278	$277
Segment income	39	35

Three months ended March 31, 2017 compared to 2016

Net sales increased primarily due to 6% higher sales unit volume in Southeast Asia, partially offset by a sales unit volume decrease related to the closure of the Shanghai beverage can facility and the impact of foreign currency translation. Net sales would have been $3 higher using exchange rates in effect during 2016.

Segment income increased primarily due to increased sales unit volumes.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Non-reportable Segments

The Company's non-reportable segments include its European aerosol can and specialty packaging business, its North American aerosol can business and its tooling and equipment operations in the U.S. and U.K. In recent years, the Company's aerosol can and specialty packaging businesses have experienced slightly declining volumes.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended
	March 31
	2017	2016
Net sales	$114	$114
Segment income	15	13

Three months ended March 31, 2017 compared to 2016

Net sales were comparable as the impact of foreign currency translation offset a 3% increase in sales unit volumes for global aerosol cans and higher raw material costs. Net sales would have been $5 higher using exchange rates in effect during 2016.

Segment income increased primarily due to the higher sales in the Company's global aerosol businesses.

Corporate and Unallocated Expense

	Three Months Ended
	March 31
	2017	2016
Corporate and unallocated expense	$(40)	$(38)

Corporate and unallocated expense increased due to higher general corporate costs.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended March 31, 2017 compared to 2016, cost of products sold (excluding depreciation and amortization) decreased from $1,521 to $1,519 primarily due to the impact of foreign currency translation partially offset by higher raw material costs. Cost of products sold would have been $42 higher using exchange rates in effect during 2016.

Depreciation and Amortization

For the three months ended March 31, 2017 compared to 2016, depreciation and amortization expense decreased from $60 to $59 primarily due to the impact of foreign currency translation.

Selling and Administrative Expense

For the three months ended March 31, 2017 compared to 2016, selling and administrative expense decreased from $91 to $90 primarily due to the impact of foreign currency translation.

Interest Expense

For the three months ended March 31, 2017 compared to 2016, interest expense decreased from $64 to $62 primarily due to lower average debt outstanding.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended
	March 31
	2017	2016
Income before income taxes	$179	$137
Provision for income taxes	46	38
Effective income tax rate	26%	28%

See Note N to the consolidated financial statements for a reconciliation of the effective tax rate.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2017 compared to 2016, net income attributable to noncontrolling interests increased from $20 to $26 primarily due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities decreased from $408 for the three months ended March 31, 2016 to $320 for the three months ended March 31, 2017 primarily due to working capital improvements and lower pension contributions.

Days sales outstanding for trade receivables decreased from 37 days at March 31, 2016 to 34 days at March 31, 2017 primarily related to the derecognition of receivables under the Company's securitization and factoring programs.

Inventory turnover was 77 days at March 31, 2017 compared to 76 days at March 31, 2016. Inventory turnover at March 31, 2017 increased compared to 66 days at December 31, 2016 due to seasonality in the Company's food and beverage can businesses. The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.
Days outstanding for trade payables was 98 days at March 31, 2017 compared to 96 days at March 31, 2016.
Investing Activities

Cash used for investing activities increased from $48 for the three months ended March 31, 2016 to $104 in 2017 primarily due to an increase in capital expenditures. The Company currently expects capital expenditures for 2017 to be approximately $450.

Financing Activities

Financing activities used cash of $4 for the three months ended March 31, 2016 and provided cash of $199 in 2017. In 2017, financing activities primarily included borrowings under the Company’s revolving credit facilities which were partially used to repurchase shares of the Company’s common stock. In 2016, financing activities primarily included borrowings under the Company’s term loan and revolving credit facilities which were used together with cash on hand to redeem the Company's $700 6.25% senior notes due 2021.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Liquidity

As of March 31, 2017, $244 of the Company's $338 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of certain foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $174 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of March 31, 2017, the Company had $804 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,200 less borrowings of $354 and $42 of outstanding standby letters of credit. The Company could have borrowed this amount at March 31, 2017 and would still have been in compliance with its leverage ratio covenants.

Capital Resources

As of March 31, 2017, the Company had approximately $118 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs through external borrowings.

Contractual Obligations

During the first three months of 2017, there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which information is incorporated herein by reference, except for the April 2017 debt issuances and repayments described in Note I to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Commitments and Contingent Liabilities

Information regarding the Company's commitments and contingent liabilities appears in Part I within Item 1 of this report under Note K, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, and in Part II within Item 1A of this report which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require that management make numerous estimates and assumptions.

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form
10-K for the year ended December 31, 2016 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the first three months of 2017. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2016 with respect to goodwill.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Goodwill Impairment

As of October 1, 2016, the estimated fair values of the European Aerosols and Specialty Packaging and the North America Food reporting units were 25% and 26% higher than their carrying values. These reporting units operate in low-growth environments with multiple competitors, which could result in lower selling prices. In addition, shifts in consumer demand could result in lower volumes. While the Company believes current Adjusted EBITDA projections are reasonable, the reporting units' ability to maintain or grow Adjusted EBITDA could be negatively impacted by the above factors. If Adjusted EBITDA of the European Aerosols and Specialty Packaging and the North America Food reporting units decreased by 15% and 13%, the fair value of these reporting units would approximate carrying value. To the extent future operating results were to decline, causing the estimated fair values to fall below carrying values, it is possible that an impairment charge of up to $88 for the European Aerosols and Specialty Packaging reporting unit and $114 for the North America Food reporting unit could be recorded.

Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note J and commitments and contingencies in Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1: “Business” and Item 3: “Legal Proceedings” and in Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are not historical facts (including any statements concerning plans and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Crown Holdings, Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2017, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2017, the Company had $1.5 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $4 million before tax.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding the Company's potential asbestos-related liabilities and other litigation, see Note J entitled “Asbestos-Related Liabilities” and Note K entitled “Commitments and Contingent Liabilities” to the consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factor set forth below and the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Potential U.S. tax law changes could increase the Company's U.S. tax expense on its overseas earnings which could have a negative impact on its after-tax income and cash flow.

President Trump and Republicans in the U.S. House of Representatives each include corporate tax reform as part of their respective agendas.  President Trump outlined plans for tax reform in a release called the “2017 Tax Reform for Economic Growth and American Jobs” which broadly described changes to corporate taxes but has not yet provided specific changes.  House Republicans released the “Better Way for Tax Reform” or “Blueprint” that outlined several significant corporate tax reforms.  Some of the proposed changes, which have not been fully agreed to by President Trump and the House Republicans, include reduction of the corporate tax rate from 35% to 15% in the President’s outline, or 20% in House Republican’s Blueprint, elimination of the tax deduction for interest expense, immediate tax imposed at a reduced rate on un-repatriated offshore earnings, elimination of U.S. tax on foreign earnings, immediate deductions for new investments instead of deductions for depreciation expense over time, and the imposition of income tax on imported goods (so-called “border adjustments”).  It is unclear whether these proposed tax revisions will be enacted, or if enacted, what the precise scope of the revisions will be.  However, depending on their final form, the proposals, if enacted, could have a material adverse effect on the Company’s after-tax income and cash flow.  In addition, legislative changes might require the Company to revalue and write-down its deferred tax assets, including foreign tax credit carryovers.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchase of equity securities during the three months ended March 31, 2017. The table excludes 57,181 shares repurchased by the Company in connection with the surrender of shares to cover taxes on the vesting of restricted stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)

January	—	—	—	$1,000
February	721,605	$53.12	721,605	$962
March	1,868,385	$53.25	1,868,385	$862
Total	2,589,990	$53.21	2,589,990	$862

(1)
The shares were repurchased pursuant to the December 2016 authorization of the Company's Board of Directors which authorized the repurchase of an aggregate amount of $1 billion of the Company's common stock through the end of 2019. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of March 31, 2017, $862 million of the Company’s outstanding common stock may be repurchased under the program.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

(a)
Crown Holdings, Inc. (the “Company”) held its Annual Meeting of Shareholders on April 27, 2017 (the “Annual Meeting”). As of March 7, 2017, the record date for the meeting, 139,124,617 shares of Common Stock, par value $5.00 per share, of the Company (“Common Stock”) were issued and outstanding. A quorum of 126,549,760 shares of Common Stock were present or represented at the meeting.

(b)    The following individuals were nominated and elected to serve as directors:

Jenne K. Britell, John W. Conway, Timothy J. Donahue, Arnold W. Donald, Rose Lee, William G. Little, Hans J. Löliger, James H. Miller, Josef M. Müller, Caesar F. Sweitzer, Jim L. Turner and William S. Urkiel.

At the Annual Meeting, the Company’s shareholders voted on the five matters below as follows:

1)Election of Directors.

Directors	Votes For	Votes Withheld	Broker Non-Vote

Jenne K. Britell	118,858,941	1,294,816	6,396,003

John W. Conway	119,056,257	1,097,500	6,396,003

Timothy J. Donahue	119,498,669	655,088	6,396,003

Arnold W. Donald	109,229,955	10,923,802	6,396,003

Rose Lee	119,721,657	432,100	6,396,003

William G. Little	118,446,605	1,707,152	6,396,003

Hans J. Löliger	118,377,898	1,775,859	6,396,003

James H. Miller	119,611,386	542,371	6,396,003

Josef M. Müller	119,726,372	427,385	6,396,003

Caesar F. Sweitzer	119,725,775	427,982	6,396,003

Jim L. Turner	118,740,466	1,413,291	6,396,003

William S. Urkiel	119,178,522	975,235	6,396,003

2)	Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the fiscal year ending December 31, 2017.

Votes For	Votes Against	Votes Abstaining
125,802,345	688,572	58,843

3)	Approval, by non-binding advisory vote, of the resolution on executive compensation as described in the Company’s 2017 Proxy Statement.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
114,189,688	4,902,533	1,061,536	6,396,003

4)    Approval, by non-binding advisory vote, on frequency of future Say-on-Pay votes.

Every Year	Every Two Years	Every Three Years	Abstain	Broker Non-Vote
111,948,130	90,444	8,014,174	101,009	6,396,003

5)	Shareholder proposal to change the shareholder aggregation rule in the Company's existing proxy access
By-Law.

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
33,974,691	85,719,865	459,201	6,396,003

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

(e)  On April 28, 2017, the Company entered into an Amended and Restated Senior Executive Retirement Agreement with Gerard Gifford, effective June 1, 2017 (the “Restated SERP Agreement”).  The Restated SERP Agreement provides that Mr. Gifford will cease to earn any additional benefits under the Crown Restoration Plan and that Mr. Gifford’s death benefit under the SERP will be determined without reduction for his retirement benefit under the Crown Restoration Plan. The Restated SERP Agreement is attached as an exhibit to this Form 10-Q and is incorporated herein by reference.

Item 6.    Exhibits

4
Amended & Restated Credit Agreement, dated April 7, 2017, by and among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG Canada Branch, Deutsche Bank AG London Branch, Deutsche Bank AG New York Branch, and various Lenders referred to therein.

10.a	Employment contract between Crown Holdings, Inc. and Didier Sourisseau, effective April 1, 2017.

10.b	Senior Executive Retirement Agreement between Crown Holdings, Inc. and Didier Sourisseau, effective April 1, 2017.

10.c	Amended and Restated Senior Executive Retirement Agreement, effective as of June 1, 2017, between Crown Holdings, Inc. and Gerard Gifford.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 1, 2017 and 2016, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: April 28, 2017