Form 10-Q
period 2017-06-30
CROWN HOLDINGS INC
filed 2017-07-28
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

There were 135,006,654 shares of Common Stock outstanding as of July 26, 2017.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net sales	$2,161	$2,142	$4,062	$4,035
Cost of products sold, excluding depreciation and amortization	1,719	1,691	3,238	3,212
Depreciation and amortization	61	65	120	125
Selling and administrative expense	92	94	182	185
Restructuring and other	18	(3)	14	(1)
Income from operations	271	295	508	514
Loss from early extinguishments of debt	7	—	7	27
Interest expense	61	58	123	122
Interest income	(3)	(2)	(6)	(5)
Foreign exchange	5	(11)	4	(17)
Income before income taxes	201	250	380	387
Provision for income taxes	53	65	99	103
Net income	148	185	281	284
Net income attributable to noncontrolling interests	(20)	(16)	(46)	(36)
Net income attributable to Crown Holdings	$128	$169	$235	$248

Earnings per common share attributable to Crown Holdings:
Basic	$0.95	$1.22	$1.72	$1.79
Diluted	$0.94	$1.21	$1.71	$1.78

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net income	$148	$185	$281	$284

Other comprehensive income, net of tax:
Foreign currency translation adjustments	99	(134)	209	(125)
Pension and other postretirement benefits	8	10	17	23
Derivatives qualifying as hedges	(13)	22	8	24
Total other comprehensive income / (loss)	94	(102)	234	(78)

Total comprehensive income	242	83	515	206
Net income attributable to noncontrolling interests	(20)	(16)	(46)	(36)
Translation adjustments attributable to noncontrolling interests	(2)	—	(2)	—
Derivatives qualifying as hedges attributable to noncontrolling interests	1	(2)	—	(3)
Comprehensive income attributable to Crown Holdings	$221	$65	$467	$167

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$301	$559
Receivables, net	1,005	865
Inventories	1,490	1,245
Prepaid expenses and other current assets	224	172
Total current assets	3,020	2,841

Goodwill and intangible assets, net	3,512	3,263
Property, plant and equipment, net	3,020	2,820
Other non-current assets	714	675
Total	$10,266	$9,599

Liabilities and equity
Current liabilities
Short-term debt	$39	$33
Current maturities of long-term debt	58	161
Accounts payable and accrued liabilities	2,697	2,702
Total current liabilities	2,794	2,896

Long-term debt, excluding current maturities	5,262	4,717
Postretirement and pension liabilities	572	620
Other non-current liabilities	703	698
Commitments and contingent liabilities (Note K)
Noncontrolling interests	313	302
Crown Holdings shareholders’ equity	622	366
Total equity	935	668
Total	$10,266	$9,599

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30
	2017	2016
Cash flows from operating activities
Net income	$281	$284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120	125
Restructuring and other	14	(1)
Pension expense	11	14
Pension contributions	(28)	(41)
Stock-based compensation	10	10
Changes in assets and liabilities:
Receivables	(116)	(2)
Inventories	(184)	(216)
Accounts payable and accrued liabilities	(112)	(100)
Other, net	36	(10)
Net cash provided by operating activities	32	63
Cash flows from investing activities
Capital expenditures	(200)	(143)
Proceeds from sale of property, plant and equipment	5	5
Other	5	13
Net cash used for investing activities	(190)	(125)
Cash flows from financing activities
Proceeds from long-term debt	1,053	304
Payments of long-term debt	(1,103)	(725)
Net change in revolving credit facility and short-term debt	249	138
Debt issue costs	(15)	(2)
Common stock issued	8	5
Common stock repurchased	(277)	(8)
Contributions from noncontrolling interests	—	1
Dividends paid to noncontrolling interests	(37)	(26)
Foreign exchange derivatives related to debt	11	32
Net cash used for financing activities	(111)	(281)
Effect of exchange rate changes on cash and cash equivalents	11	(4)
Net change in cash and cash equivalents	(258)	(347)
Cash and cash equivalents at January 1	559	717
Cash and cash equivalents at June 30	$301	$370

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2016	$929	$426	$2,125	$(3,154)	$(232)	$94	$291	$385
Net income			248			248	36	284
Other comprehensive income				(81)		(81)	3	(78)
Dividends paid to noncontrolling interests						—	(26)	(26)
Contribution from noncontrolling interests						—	1	1
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		10				10		10
Common stock issued		4			1	5		5
Common stock repurchased		(7)			(1)	(8)		(8)
Balance at June 30, 2016	$929	$432	$2,373	$(3,235)	$(231)	$268	$305	$573

Balance at January 1, 2017	$929	$446	$2,621	$(3,400)	$(230)	$366	$302	$668
Cumulative effect of change in accounting principle			60			60		60
Net income			235			235	46	281
Other comprehensive income				232		232	2	234
Dividends paid to noncontrolling interests						—	(37)	(37)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		10				10		10
Common stock issued		6			2	8		8
Common stock repurchased		(262)			(27)	(289)		(289)
Balance at June 30, 2017	$929	$199	$2,916	$(3,168)	$(254)	$622	$313	$935

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2017 and the results of its operations for the three and six months ended June 30, 2017 and 2016 and of its cash flows for the six months ended June 30, 2017 and 2016. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

In January 2017, the FASB issued guidance that clarifies the definition of a business by adding a framework to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. In order to be considered a business under the new guidance, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The Company early adopted this guidance as of January 1, 2017. Adoption did not have an impact on the Company's consolidated financial statements. However, it could have a material impact on the Company’s consolidated financial statements if the Company enters into future business combinations.

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

Crown Holdings, Inc.

In May 2017, the FASB issued guidance to clarify when to account for a change to terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of an award change as a result of a change in terms or conditions. Previously, judgment was required to determine if certain changes to an award were substantive and may have impacted whether or not modification accounting was applied. The Company early adopted this guidance during the second quarter of 2017. Adopting this standard did not have a material impact on the Company's consolidated financial statements.

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

Crown Holdings, Inc.

C.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2016	$(1,690)	$(1,446)	$(18)	$(3,154)
Other comprehensive (loss) income before reclassifications	—	(125)	15	(110)
Amounts reclassified from accumulated other comprehensive income	23	—	6	29
Other comprehensive income	23	(125)	21	(81)
Balance at June 30, 2016	$(1,667)	$(1,571)	$3	$(3,235)

Balance at January 1, 2017	$(1,524)	$(1,879)	$3	$(3,400)
Other comprehensive income before reclassifications	—	207	18	225
Amounts reclassified from accumulated other comprehensive income	17	—	(10)	7
Other comprehensive income	17	207	8	232
Balance at June 30, 2017	$(1,507)	$(1,672)	$11	$(3,168)

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Six Months Ended
Details about accumulated other	June 30		June 30		Affected line item in the
comprehensive income components	2017	2016	2017	2016	statement of operations
(Gains) losses on cash flow hedges
Commodities	$(11)	$3	$(15)	$10	Cost of products sold
	(11)	3	(15)	10	Income before taxes
	4	(1)	5	(3)	Provision for income taxes
	$(7)	$2	$(10)	$7	Net income

Foreign exchange	$(6)	$2	$(3)	$4	Net sales
	4	(1)	3	(5)	Cost of products sold
	(2)	1	—	(1)	Income before taxes
	—	—	—	—	Provision for income taxes
	$(2)	$1	$—	$(1)	Net income

Total (gains) losses on cash flow hedges	$(9)	$3	$(10)	$6

Amortization of defined benefit plan items
Actuarial losses	$25	$27	$49	$56	(a)
Prior service credit	(13)	(13)	(26)	(26)	(a)
	12	14	23	30	Income before taxes
	(4)	(3)	(6)	(7)	Provision for income taxes
	$8	$11	$17	$23	Net income

Total reclassifications for the period	$(1)	$14	$7	$29

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement cost. See Note M for further details.

Crown Holdings, Inc.

D.	Stock-Based Compensation

A summary of restricted stock transactions during the six months ended June 30, 2017 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2017	1,321,292
Awarded:
Time-vesting shares	144,141
Performance-based shares	149,843
Released:
Time-vesting shares	(351,403)
Performance-based shares	(115,732)
Forfeitures:
Time-vesting shares	(21,375)
Performance-based shares	(58,749)
Non-vested stock awards outstanding at June 30, 2017	1,068,017

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

The weighted average grant-date fair value of the 2017 time-vesting stock awards was $55.55 and the performance-based stock awards was $51.90.

The fair value of the performance-based shares subject to a market condition awarded in 2017 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 21.1%, an expected term of three years, and a weighted average risk-free interest rate of 1.43%.

At June 30, 2017, unrecognized compensation cost related to outstanding non-vested stock awards was $39. The weighted average period over which the expense is expected to be recognized is 2.0 years. The aggregate market value of the shares released on the vesting dates was $26 for the six months ended June 30, 2017.

E.	Receivables

	June 30, 2017	December 31, 2016
Accounts receivable	$881	$769
Less: allowance for doubtful accounts	(79)	(76)
Net trade receivables	802	693
Miscellaneous receivables	203	172
Receivables, net	$1,005	$865

Crown Holdings, Inc.

The Company uses receivable securitization facilities in the normal course of business as part of managing its cash flows. In connection with certain receivable securitization facilities, the Company recognized deferred purchase price receivables of $119 and $83 at June 30, 2017 and December 31, 2016, which were included in prepaid expenses and other current assets in the Consolidated Balance Sheet. The net change in deferred purchase price receivable was reflected in the receivables line item in the Consolidated Statement of Cash Flows.

F.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	June 30, 2017	December 31, 2016
Raw materials and supplies	689	$658
Work in process	154	116
Finished goods	647	471
	$1,490	$1,245

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except for ineffectiveness, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2017 mature between one and forty months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in cash flow hedges	June 30, 2017	June 30, 2017	June 30, 2017	June 30, 2017

Foreign exchange	$5	$3	$2	$—
Commodities	(8)	15	7	10
Total	$(3)	$18	$9	$10

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in cash flow hedges	June 30, 2016	June 30, 2016	June 30, 2016	June 30, 2016

Foreign exchange	$3	$3	$(1)	$1
Commodities	14	12	(2)	(7)
Total	$17	$15	$(3)	$(6)

Crown Holdings, Inc.

For the three and six months ended June 30, 2017, the Company recognized a gain of $1 ($0, net of tax) and a loss of $1 ($1, net of tax) in earnings related to hedge ineffectiveness caused by volatility in the metal premium component of aluminum prices. For the three and six months ended June 30, 2016, the Company recognized a gain of $1 ($1, net of tax) in earnings related to hedge ineffectiveness caused by this volatility.

For the twelve month period ending June 30, 2018, a net gain of $9 ($8, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the six months ended June 30, 2017 and 2016 in connection with anticipated transactions that were no longer considered probable.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of less than $1 for the three and six months ended June 30, 2017 and a loss of $4 and a loss of $5 for the three and six months ended June 30, 2016. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $20 for the three and six months ended June 30, 2017 and a gain of $5 and a gain of $26 for the same periods in 2016. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related underlying hedged items.

For the six months ended June 30, 2017 and 2016, certain commodity hedges did not meet the criteria for hedge accounting and therefore the change in their fair value during the quarter was recognized in earnings. For the three and six months ended June 30, 2017 , the Company recognized a loss of $9 ($6, net of tax) and a loss of $2 ($1, net of tax). For the three and six months ended June 30, 2016 the Company recognized a gain of $3 ($3, net of tax) in earnings related to these ineffective hedges.

Net Investment Hedges

During the three and six months ended June 30, 2017 , the Company recorded a loss of $81 ($65, net of tax) and a loss of $96 ($77, net of tax) in accumulated other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. For the three and six months ended June 30, 2016 the Company recorded a gain of $27 ($22, net of tax) and a loss of $18 ($12, net of tax) in accumulated other comprehensive income related to these net investment hedges.

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively.

	Balance Sheet classification	Fair Value hierarchy	June 30, 2017	December 31, 2016
Derivative assets
Derivatives designated as hedges:

Foreign exchange	Other current assets	2	$22	$24
Commodities	Other current assets	2	18	13
Commodities	Other non-current assets	2	2	3
Derivatives not designated as hedges:
Commodities	Other current assets	2	6	5
	Total		$48	$45

Derivative liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$16	$28
Commodities	Accounts payable and accrued liabilities	2	7	3
Foreign exchange	Other non-current liabilities	2	—	1
Commodities	Other non-current liabilities	2	2	—
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	—	5
Commodities	Accounts payable and accrued liabilities	2	1	—
	Total		$26	$37

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at June 30, 2017
Derivative assets	$48	$9	$39
Derivative liabilities	26	9	17

Balance at December 31, 2016
Derivative assets	45	6	39
Derivative liabilities	37	6	31

Crown Holdings, Inc.

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 were:

	June 30, 2017	December 31, 2016
Derivatives in cash flow hedges:
Foreign exchange	$721	$644
Commodities	194	180
Derivatives in fair value hedges:
Foreign exchange	70	73
Derivatives not designated as hedges:
Foreign exchange	649	618
Commodities	78	72

H.	Restructuring and Other

The Company recorded restructuring and other charges / (benefits) as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Asset impairments and sales	$—	$(5)	$(6)	$(7)
Restructuring	2	2	4	3
Other costs	16	—	16	3
	$18	$(3)	$14	$(1)

For the three and six months ended June 30, 2017, other costs include a charge of $16 due to the settlement of a litigation matter related to Mivisa that arose prior to acquisition by the Company in 2014.

For the six months ended June 30, 2017, asset impairments and sales include a benefit of $5 due to the expiration of an environmental indemnification related to the sale of certain operations in the Company's European Specialty Packaging business during 2015.

At June 30, 2017, the Company had restructuring accruals of $12 primarily related to prior actions to reduce manufacturing capacity and headcount in its European businesses. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

Crown Holdings, Inc.

I.	Debt

The Company's outstanding debt was as follows:

	June 30, 2017		December 31, 2016
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$39	$39	$33	$33

Long-term debt
Senior secured borrowings:
Revolving credit facilities	$274	$274	$—	$—
Term loan facilities
U.S. dollar at LIBOR + 1.75% due 2022	745	738	654	649
Euro at EURIBOR + 1.75% due 2022[1]	312	312	61	61
Farm credit facility at LIBOR + 2.00% due 2019	—	—	351	347
Senior notes and debentures:
€650 at 4.0% due 2022	742	735	684	676
U. S. dollar at 4.50% due 2023	1,000	991	1,000	991
€600 at 2.625% due 2024	685	678	631	623
€600 at 3.375% due 2025	685	676	631	622
U.S. dollar at 4.25% due 2026	400	393	400	393
U.S. dollar at 7.375% due 2026	350	347	350	347
U.S. dollar at 7.50% due 2096	45	45	45	45
Other indebtedness in various currencies	117	117	124	124
Capital lease obligations	14	14	—	—
Total long-term debt	5,369	5,320	4,931	4,878
Less current maturities	(58)	(58)	(162)	(161)
Total long-term debt, less current maturities	$5,311	$5,262	$4,769	$4,717

(1) €273 and €58 at June 30, 2017 and December 31, 2016.

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $5,561 at June 30, 2017 and $5,043 at December 31, 2016.

In April 2017, the Company amended its credit agreement to provide for a $1,400 revolving credit facility, a $750 Term A Facility and a €275 Term Euro Facility. Interest rates can be reduced up to one-half percent per annum if the Company's total leverage ratio decreases to agreed levels. In connection with the amendment, the Company recorded a loss from early extinguishment of debt of $7 during the second quarter of 2017.

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

In connection with the above transactions, the Company recorded a loss from early extinguishment of debt of $27 for the six months ended June 30, 2016 and $37 for the year ended December 31, 2016 for premiums paid and the write-off of deferred financing fees.

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

During the six months ended June 30, 2017, the Company paid $7 to settle outstanding claims and had claims activity as follows:

Beginning claims	55,500
New claims	1,250
Settlements or dismissals	(750)
Ending claims	56,000

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2017.

As of June 30, 2017, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $331, including $279 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $9 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.

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

At June 30, 2017, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At June 30, 2017, the Company also had guarantees of $7 related to the residual values of leased assets.

Crown Holdings, Inc.

L.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net income attributable to Crown Holdings	$128	$169	$235	$248
Weighted average shares outstanding:
Basic	135.3	138.5	136.9	138.3
Dilutive stock options and restricted stock	0.4	0.8	0.5	0.9
Diluted	135.7	139.3	137.4	139.2
Basic earnings per share	$0.95	$1.22	$1.72	$1.79
Diluted earnings per share	$0.94	$1.21	$1.71	$1.78

For the three and six months ended June 30, 2017, less than .1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For the three and six months ended June 30, 2016, 0.1 million and 0.4 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

M.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension benefits – U.S. plans	2017	2016	2017	2016
Service cost	$3	$3	$7	$7
Interest cost	13	12	25	25
Expected return on plan assets	(20)	(22)	(41)	(45)
Recognized net loss	13	13	26	25
Net periodic cost	$9	$6	$17	$12

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension benefits – Non-U.S. plans	2017	2016	2017	2016
Service cost	$5	$5	$11	$11
Interest cost	19	27	38	53
Expected return on plan assets	(35)	(41)	(70)	(82)
Recognized prior service credit	(3)	(3)	(6)	(6)
Recognized net loss	11	13	21	26
Net periodic (benefit) cost	$(3)	$1	$(6)	$2

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30		June 30
Other postretirement benefits	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	2
Recognized prior service credit	(10)	(10)	(20)	(20)
Recognized net loss	1	1	2	2
Net periodic benefit	$(8)	$(8)	$(16)	$(16)

During the six months ended June 30, 2016, the Company also recorded pension settlement charges of $3 which were included in restructuring and other in the Consolidated Statement of Operations.

N.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
U.S. statutory rate at 35%	$70	$88	$133	$136
Tax on foreign income	(21)	(27)	(42)	(41)
Tax contingencies	2	1	5	1
Valuation allowance	—	—	3	2
Other items, net	2	3	—	5
Income tax provision	$53	$65	$99	$103

O.	Segment Information

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

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Americas Beverage	$729	$706	$1,403	$1,349
North America Food	167	168	320	314
European Beverage	402	401	705	716
European Food	459	462	838	860
Asia Pacific	287	281	565	558
Total reportable segments	2,044	2,018	3,831	3,797
Non-reportable segments	117	124	231	238
Total	$2,161	$2,142	$4,062	$4,035

Crown Holdings, Inc.

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, its specialty packaging business in Europe and its tooling and equipment operations in the U.S. and U.K.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Americas Beverage	$17	$18	$23	$33
North America Food	5	7	11	13
European Beverage	—	—	1	1
European Food	19	20	35	36
Asia Pacific	—	—	—	—
Total reportable segments	41	45	70	83
Non-reportable segments	22	44	51	62
Total	$63	$89	$121	$145

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Americas Beverage	$109	$106	$214	$210
North America Food	22	20	38	32
European Beverage	72	75	123	121
European Food	67	67	114	116
Asia Pacific	45	39	84	74
Total reportable segments	$315	$307	$573	$553

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Segment income of reportable segments	$315	$307	$573	$553
Segment income of non-reportable segments	17	20	32	33
Corporate and unallocated items	(43)	(35)	(83)	(73)
Restructuring and other	(18)	3	(14)	1
Loss from early extinguishments of debt	(7)	—	(7)	(27)
Interest expense	(62)	(58)	(124)	(122)
Interest income	4	2	7	5
Foreign exchange	(5)	11	(4)	17
Income before income taxes	$201	$250	$380	$387

Crown Holdings, Inc.

For the three and six months ended June 30, 2017, intercompany profit of $1 and $4 and for the three and six months ended June 30, 2016, intercompany profit of $4 and $5 was eliminated within segment income of non-reportable segments.

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

The following condensed combining financial statements:
•statements of comprehensive income for the three and six months ended June 30, 2017 and 2016,
•balance sheets as of June 30, 2017 and December 31, 2016, and
•statements of cash flows for the six months ended June 30, 2017 and 2016 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,161		$2,161
Cost of products sold, excluding depreciation and amortization			1,719		1,719
Depreciation and amortization			61		61
Selling and administrative expense		$2	90		92
Restructuring and other		(1)	19		18
Income from operations		(1)	272		271
Loss on early extinguishments of debt			7		7
Net interest expense		26	32		58
Foreign exchange			5		5
Income/(loss) before income taxes		(27)	228		201
Provision for / (benefit from) income taxes		(8)	61		53
Equity earnings / (loss) in affiliates	$128	130		$(258)	—
Net income	128	111	167	(258)	148
Net income attributable to noncontrolling interests			(20)		(20)
Net income attributable to Crown Holdings	$128	$111	$147	$(258)	$128

Comprehensive income	$221	$115	$261	$(355)	$242
Comprehensive income attributable to noncontrolling interests			(21)		(21)
Comprehensive income attributable to Crown Holdings	$221	$115	$240	$(355)	$221

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$4,062		$4,062
Cost of products sold, excluding depreciation and amortization			3,238		3,238
Depreciation and amortization			120		120
Selling and administrative expense		$4	178		182
Restructuring and other		(1)	15		14
Income from operations		(3)	511		508
Loss from early extinguishment of debt			7		7
Net interest expense		46	71		117
Foreign exchange			4		4
Income/(loss) before income taxes		(49)	429		380
Provision for / (benefit from) income taxes		(18)	117		99
Equity earnings / (loss) in affiliates	$235	229		$(464)	—
Net income	235	198	312	(464)	281
Net income attributable to noncontrolling interests			(46)		(46)
Net income attributable to Crown Holdings	$235	$198	$266	$(464)	$235

Comprehensive income	$467	$245	$546	$(743)	$515
Comprehensive income attributable to noncontrolling interests			(48)		(48)
Comprehensive income attributable to Crown Holdings	$467	$245	$498	$(743)	$467

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$301		$301
Receivables, net			1,005		1,005
Inventories			1,490		1,490
Prepaid expenses and other current assets	$2		222		224
Total current assets	2		3,018		3,020

Intercompany debt receivables			3,534	$(3,534)	—
Investments	3,103	$3,183		(6,286)	—
Goodwill and intangible assets, net			3,512		3,512
Property, plant and equipment, net			3,020		3,020
Other non-current assets		509	205		714
Total	$3,105	$3,692	$13,289	$(9,820)	$10,266

Liabilities and equity
Current liabilities
Short-term debt			$39		$39
Current maturities of long-term debt			58		58
Accounts payable and accrued liabilities	$27	$34	2,636		2,697
Total current liabilities	27	34	2,733		2,794

Long-term debt, excluding current maturities		392	4,870		5,262
Long-term intercompany debt	2,456	1,078		$(3,534)	—
Postretirement and pension liabilities			572		572
Other non-current liabilities		349	354		703
Commitments and contingent liabilities
Noncontrolling interests			313		313
Crown Holdings shareholders’ equity/(deficit)	622	1,839	4,447	(6,286)	622
Total equity/(deficit)	622	1,839	4,760	(6,286)	935
Total	$3,105	$3,692	$13,289	$(9,820)	$10,266

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$559		$559
Receivables, net			865		865
Inventories			1,245		1,245
Prepaid expenses and other current assets	$1		171		172
Total current assets	1	—	2,840		2,841

Intercompany debt receivables			3,447	$(3,447)	—
Investments	2,857	$2,915		(5,772)	—
Goodwill and intangible assets, net			3,263		3,263
Property, plant and equipment, net			2,820		2,820
Other non-current assets		447	228		675
Total	$2,858	$3,362	$12,598	$(9,219)	$9,599

Liabilities and equity
Current liabilities
Short-term debt			$33		$33
Current maturities of long-term debt			161		161
Accounts payable and accrued liabilities	$23	$40	2,639		2,702
Total current liabilities	23	40	2,833		2,896

Long-term debt, excluding current maturities		392	4,325		4,717
Long-term intercompany debt	2,469	978		$(3,447)	—
Postretirement and pension liabilities			620		620
Other non-current liabilities		358	340		698
Commitments and contingent liabilities
Noncontrolling interests			302		302
Crown Holdings shareholders’ equity/(deficit)	366	1,594	4,178	(5,772)	366
Total equity/(deficit)	366	1,594	4,480	(5,772)	668
Total	$2,858	$3,362	$12,598	$(9,219)	$9,599

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(13)	$(41)	$94	$(8)	$32
Cash flows from investing activities
Capital expenditures			(200)		(200)
Proceeds from sale of property, plant and equipment			5		5
Intercompany investing activities	235			(235)	—
Other			5		5
Net cash provided by/(used for) investing activities	235		(190)	(235)	(190)
Cash flows from financing activities
Proceeds from long-term debt			1,053		1,053
Payments of long-term debt			(1,103)		(1,103)
Net change in revolving credit facility and short-term debt			249		249
Net change in long-term intercompany balances	47	41	(88)		—
Debt issue costs			(15)		(15)
Common stock issued	8				8
Common stock repurchased	(277)				(277)
Dividends paid			(243)	243	—
Dividend paid to noncontrolling interests			(37)		(37)
Foreign exchange derivatives related to debt			11		11
Net cash provided by/(used for) financing activities	(222)	41	(173)	243	(111)
Effect of exchange rate changes on cash and cash equivalents			11		11
Net change in cash and cash equivalents	—	—	(258)	—	(258)
Cash and cash equivalents at January 1			559		559
Cash and cash equivalents at June 30	$—	$—	$301	$—	$301

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(4)	$(52)	$124	$(5)	$63
Cash flows from investing activities
Capital expenditures			(143)		(143)
Proceeds from sale of property, plant and equipment			5		5
Intercompany investing activities	150			(150)	—
Other			13		13
Net cash provided by/(used for) investing activities	150		(125)	(150)	(125)
Cash flows from financing activities
Proceeds from long-term debt			304		304
Payments of long-term debt			(725)		(725)
Net change in revolving credit facility and short-term debt			138		138
Net change in long-term intercompany balances	(143)	52	91		—
Debt issue costs			(2)		(2)
Common stock issued	5				5
Common stock repurchased	(8)				(8)
Dividends paid			(155)	155	—
Contribution from noncontrolling interests			1		1
Dividend paid to noncontrolling interests			(26)		(26)
Foreign exchange derivatives related to debt			32		32
Net cash provided by/(used for) financing activities	(146)	52	(342)	155	(281)
Effect of exchange rate changes on cash and cash equivalents			(4)		(4)
Net change in cash and cash equivalents	—	—	(347)	—	(347)
Cash and cash equivalents at January 1			717		717
Cash and cash equivalents at June 30	$—	$—	$370	$—	$370

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three and six months ended June 30, 2017 and 2016,

•	balance sheets as of June 30, 2017 and December 31, 2016, and

•	statements of cash flows for the six months ended June 30, 2017 and 2016 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$505	$1,656		$2,161
Cost of products sold, excluding depreciation and amortization			413	1,306		1,719
Depreciation and amortization			10	51		61
Selling and administrative expense		$3	35	54		92
Restructuring and other			1	17		18
Income from operations		(3)	46	228		271
Loss from early extinguishments of debt		6		1		7
Net interest expense		16	23	19		58
Technology royalty			(9)	9		—
Foreign exchange		45	(1)	6	$(45)	5
Income/(loss) before income taxes		(70)	33	193	45	201
Provision for / (benefit from) income taxes		(27)	12	53	15	53
Equity earnings / (loss) in affiliates	$128	51	90		(269)	—
Net income	128	8	111	140	(239)	148
Net income attributable to noncontrolling interests				(20)		(20)
Net income attributable to Crown Holdings	$128	$8	$111	$120	$(239)	$128

Comprehensive income	$221	$11	$115	$271	$(376)	$242
Comprehensive income attributable to noncontrolling interests				(21)		(21)
Comprehensive income attributable to Crown Holdings	$221	$11	$115	$250	$(376)	$221

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$508	$1,634		$2,142
Cost of products sold, excluding depreciation and amortization			407	1,284		1,691
Depreciation and amortization			8	57		65
Selling and administrative expense		$2	33	59		94
Restructuring and other		(5)		2		(3)
Income from operations		3	60	232		295
Loss from early extinguishment of debt						—
Net interest expense		15	21	20		56
Technology royalty			(10)	10		—
Foreign exchange		(17)		(11)	$17	(11)
Income/(loss) before income taxes		5	49	213	(17)	250
Provision for / (benefit from) income taxes		2	15	54	(6)	65
Equity earnings / (loss) in affiliates	$169	33	97		(299)	—
Net income	169	36	131	159	(310)	185
Net income attributable to noncontrolling interests				(16)		(16)
Net income attributable to Crown Holdings	$169	$36	$131	$143	$(310)	$169

Comprehensive income	$65	$39	$41	$37	$(99)	$83
Comprehensive income attributable to noncontrolling interests				(18)		(18)
Comprehensive income attributable to Crown Holdings	$65	$39	$41	$19	$(99)	$65

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$950	$3,112		4,062
Cost of products sold, excluding depreciation and amortization			774	2,464		3,238
Depreciation and amortization			20	100		120
Selling and administrative expense		$5	68	109		182
Restructuring and other			2	12		14
Income from operations		(5)	86	427		508
Loss from early extinguishment of debt		6		1		7
Net interest expense		33	44	40		117
Technology royalty			(18)	18		—
Foreign exchange		55	(1)	5	$(55)	4
Income/(loss) before income taxes		(99)	61	363	55	380
Provision for / (benefit from) income taxes		(38)	20	98	19	99
Equity earnings / (loss) in affiliates	$235	100	157		(492)	—
Net income	235	39	198	265	(456)	281
Net income attributable to noncontrolling interests				(46)		(46)
Net income attributable to Crown Holdings	235	39	198	219	(456)	235

Comprehensive Income	$467	$46	$245	$542	$(785)	$515
Comprehensive income attributable to noncontrolling interests				(48)		(48)
Comprehensive income attributable to Crown Holdings	$467	$46	$245	$494	$(785)	$467

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$955	$3,080		$4,035
Cost of products sold, excluding depreciation and amortization			770	2,442		3,212
Depreciation and amortization			16	109		125
Selling and administrative expense		$5	68	112		185
Restructuring and other		(5)	4			(1)
Income from operations		—	97	417		514
Loss from early extinguishment of debt		27				27
Net interest expense		35	43	39		117
Technology royalty			(19)	19		—
Foreign exchange		15		(17)	$(15)	(17)
Income/(loss) before income taxes		(77)	73	376	15	387
Provision for / (benefit from) income taxes		(29)	29	98	5	103
Equity earnings / (loss) in affiliates	$248	97	142		(487)	—
Net income	248	49	186	278	(477)	284
Net income attributable to noncontrolling interests				(36)		(36)
Net income attributable to Crown Holdings	$248	$49	$186	$242	$(477)	$248

Comprehensive income	$167	$55	$186	$209	$(411)	$206
Comprehensive income attributable to noncontrolling interests				(39)		(39)
Comprehensive income attirbutable to Crown Holdings	$167	$55	$186	$170	$(411)	$167

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$38	$2	$261		$301
Receivables, net			22	983		1,005
Intercompany receivables			36	15	$(51)	—
Inventories			354	1,136		1,490
Prepaid expenses and other current assets	$2	1	15	206		224
Total current assets	2	39	429	2,601	(51)	3,020

Intercompany debt receivables		2,796	3,293	782	(6,871)	—
Investments	3,103	2,405	1,143		(6,651)	—
Goodwill and intangible assets, net			467	3,045		3,512
Property, plant and equipment, net		1	528	2,491		3,020
Other non-current assets		11	519	184		714
Total	$3,105	$5,252	$6,379	$9,103	$(13,573)	$10,266

Liabilities and equity
Current liabilities
Short-term debt			$3	$36		$39
Current maturities of long-term debt		$18		40		58
Accounts payable and accrued liabilities	$27	30	578	2,062		2,697
Intercompany payables			15	36	$(51)	—
Total current liabilities	27	48	596	2,174	(51)	2,794

Long-term debt, excluding current maturities		2,337	414	2,511		5,262
Long-term intercompany debt	2,456	1,443	2,777	195	(6,871)	—
Postretirement and pension liabilities			394	178		572
Other non-current liabilities			359	344		703
Commitments and contingent liabilities
Noncontrolling interests				313		313
Crown Holdings shareholders’ equity/(deficit)	622	1,424	1,839	3,388	(6,651)	622
Total equity/(deficit)	622	1,424	1,839	3,701	(6,651)	935
Total	$3,105	$5,252	$6,379	$9,103	$(13,573)	$10,266

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$83		$476		$559
Receivables, net		3	$20	842		865
Intercompany receivables			33	6	$(39)	—
Inventories			313	932		1,245
Prepaid expenses and other current assets	$1	2	13	156		172
Total current assets	1	88	379	2,412	(39)	2,841

Intercompany debt receivables		2,703	3,234	690	(6,627)	—
Investments	2,857	2,319	954		(6,130)	—
Goodwill and intangible assets, net			469	2,794		3,263
Property, plant and equipment, net		1	496	2,323		2,820
Other non-current assets		3	464	208		675
Total	$2,858	$5,114	$5,996	$8,427	$(12,796)	$9,599

Liabilities and equity
Current liabilities
Short-term debt				$33		$33
Current maturities of long-term debt		$118		43		161
Accounts payable and accrued liabilities	$23	32	$577	2,070		2,702
Intercompany payables			6	33	$(39)	—
Total current liabilities	23	150	583	2,179	(39)	2,896

Long-term debt, excluding current maturities		2,258	392	2,067		4,717
Long-term intercompany debt	2,469	1,328	2,624	206	(6,627)	—
Postretirement and pension liabilities			422	198		620
Other non-current liabilities			381	317		698
Commitments and contingent liabilities
Noncontrolling interests				302		302
Crown Holdings shareholders’ equity/(deficit)	366	1,378	1,594	3,158	(6,130)	366
Total equity/(deficit)	366	1,378	1,594	3,460	(6,130)	668
Total	$2,858	$5,114	$5,996	$8,427	$(12,796)	$9,599

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(13)	$(28)	$(23)	$124	$(28)	$32
Cash flows from investing activities
Capital expenditures			(78)	(122)		(200)
Proceeds from sale of property, plant and equipment			1	4		5
Intercompany investing activities	235				(235)	—
Other				5		5
Net cash provided by/(used for) investing activities	235	—	(77)	(113)	(235)	(190)
Cash flows from financing activities
Proceeds from long-term debt		750	8	295		1,053
Payments of long-term debt		(1,010)		(93)		(1,103)
Net change in revolving credit facility and short-term debt		235		14		249
Net change in long-term intercompany balances	47	22	94	(163)		—
Debt issue costs		(14)		(1)		(15)
Common stock issued	8					8
Common stock repurchased	(277)					(277)
Dividends paid				(263)	263	—
Dividends paid to noncontrolling interests				(37)		(37)
Foreign exchange derivatives related to debt				11		11
Net cash provided by/(used for) financing activities	(222)	(17)	102	(237)	263	(111)
Effect of exchange rate changes on cash and cash equivalents				11		11
Net change in cash and cash equivalents	—	(45)	2	(215)	—	(258)
Cash and cash equivalents at January 1		83		476		559
Cash and cash equivalents at June 30	$—	$38	$2	$261	$—	$301

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(4)	$(49)	$92	$38	$(14)	$63
Cash flows from investing activities
Capital expenditures			(50)	(93)		(143)
Proceeds from sale of property, plant and equipment				5		5
Intercompany investing activities	150		150		(300)	—
Other			10	3		13
Net cash provided by/(used for) investing activities	150	—	110	(85)	(300)	(125)
Cash flows from financing activities
Proceeds from long-term debt		300		4		304
Payments of long-term debt		(700)		(25)		(725)
Net change in revolving credit facility and short-term debt		75		63		138
Net change in long-term intercompany balances	(143)	341	(202)	4		—
Debt issue costs		(2)				(2)
Common stock issued	5					5
Common stock repurchased	(8)					(8)
Dividends paid				(314)	314	—
Dividends paid to noncontrolling interests				(26)		(26)
Contributions from noncontrolling interests				1		1
Foreign exchange derivatives related to debt				32		32
Net cash provided by/(used for) financing activities	(146)	14	(202)	(261)	314	(281)
Effect of exchange rate changes on cash and cash equivalents				(4)		(4)
Net change in cash and cash equivalents	—	(35)	—	(312)	—	(347)
Cash and cash equivalents at January 1		104		613		717
Cash and cash equivalents at June 30	$—	$69	$—	$301	$—	$370

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2017 compared to 2016 and changes in financial condition and liquidity from December 31, 2016. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, along with the consolidated financial statements and related notes included in and referred to within this report.

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

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net sales	$2,161	$2,142	$4,062	$4,035
Beverage cans and ends as a percentage of net sales	60%	59%	60%	59%
Food cans and ends as a percentage of net sales	25%	26%	25%	25%

Three and six months ended June 30, 2017 compared to 2016

Net sales increased primarily due to 2% higher global beverage can sales unit volumes and the pass-through of higher raw material costs, partially offset by the impact of foreign currency translation. Net sales would have been $48 and $102 higher using exchange rates in effect during 2016.

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

In December 2016, the Company began commercial production at a new beverage can plant in Monterrey, Mexico. The Monterrey plant is capable of producing multiple can sizes. In January 2017, the Company began commercial shipments from the first line at its new beverage can plant in Nichols, New York, and the second line was completed in April 2017. In addition to enhancing the Company's presence in specialty beverage can sizes, the plant provides an attractive cost platform, including reduced freight, from which to serve customers in the Northeastern region of the U.S. and Eastern region of Canada. In June 2017, the Company completed a capacity expansion project in Colombia. The Company has also announced plans to construct a one-furnace glass bottle facility in Chihuahua, Mexico, which is expected to be operational in the first half of 2018.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net sales	$729	$706	$1,403	$1,349
Segment income	109	106	214	210

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended June 30, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher aluminum costs and 1% higher sales unit volume, partially offset by the impact of foreign currency translation. Net sales would have been $10 higher using exchange rates in effect during 2016.

Segment income increased primarily due to higher sales unit volumes and geographic mix, partially offset by start-up costs associated with the Company's new facility in Nichols, New York.

Six months ended June 30, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher aluminum costs of $71 and 2% higher sales unit volumes, partially offset by the impact of foreign currency translation. Net sales would have been $24 higher using exchange rates in effect during 2016.

Segment income increased primarily due to higher sales unit volumes and improved geographic mix, partially offset by start-up costs associated with the Company's facility in Nichols, New York.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures and supplies a variety of customers from its operations in the U.S., Canada and Mexico. The North American food can and closures market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net sales	$167	$168	$320	$314
Segment income	22	20	38	32

Three months ended June 30, 2017 compared to 2016

Net sales decreased primarily due to 1% lower sales unit volumes offset by the pass-through of higher raw material costs.

Segment income increased primarily due to improved product mix.

Six months ended June 30, 2017 compared to 2016

Net sales increased primarily due to 3% higher sales unit volumes and the pass-through of higher raw material costs.

Segment income increased primarily due to improved product mix. In addition, 2016 segment income included a negative impact from steel purchased in 2015 being converted and sold at lower prevailing prices in 2016.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net sales	$402	$401	$705	$716
Segment income	72	75	123	121

Three months ended June 30, 2017 compared to 2016

Net sales increased primarily due to 3% higher sales unit volumes with higher volumes in Southern and Eastern Europe partially offset by lower volumes in the Middle East. Additionally, net sales included a benefit from the pass-through of higher raw material costs offset by the impact from foreign currency translation. Net sales would have been $13 higher using exchange rates in effect during 2016.

Segment income decreased primarily due to lower sales in the Middle East being partially offset by the higher sales unit volumes in Southern and Eastern Europe.

Six months ended June 30, 2017 compared to 2016

Net sales decreased primarily due to the impact of foreign currency translation partially offset by 2% higher sales unit volume. Net sales would have been $26 higher using exchange rates in effect during 2016.

Segment income increased primarily due to improved cost performance partially offset by the impact of foreign currency translation. Segment income would have been $3 higher using exchange rates in effect during 2016.

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

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net sales	$459	$462	$838	$860
Segment income	67	67	114	116

Three months ended June 30, 2017 compared to 2016

Net sales decreased primarily due to the impact of foreign currency translation and product mix, partially offset by higher tinplate costs. Net sales would have been $15 higher using exchange rates in effect during 2016.

Segment income was comparable, mainly due to the benefit of prior year restructuring actions and improved cost performance offsetting the impact of product mix.

Six months ended June 30, 2017 compared to 2016

Net sales decreased primarily due to the impact of foreign currency translation and product mix, partially offset by higher tinplate costs. Net sales would have been $33 higher using exchange rates in effect during 2016.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Segment income decreased primarily the impact of foreign currency translation and product mix, partially offset by the benefit of prior year restructuring actions. Segment income would have been $4 higher using exchange rates in effect during 2016.

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. The Company's third beverage can plant in Cambodia began commercial production in the second quarter of 2016. Additionally, the new beverage can facility in Jakarta, Indonesia began commercial production in June 2017. The Company also announced construction of a second line at its beverage can plant in Danang, Vietnam, which is scheduled to begin commercial production in the third quarter of 2017, and a new beverage can plant in Yangon, Myanmar, which is scheduled for start-up in the first half of 2018. In 2016, the Company announced the closure of its Shanghai beverage can facility in an effort to reduce cost by consolidating manufacturing processes in China.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net sales	$287	$281	$565	$558
Segment income	45	39	84	74

Three months ended June 30, 2017 compared to 2016

Net sales increased primarily due to 7% higher sales unit volume in Southeast Asia, partially offset by a sales unit volume decrease related to the closure of the Shanghai beverage can facility and the impact of foreign currency translation. Net sales would have been $4 higher using exchange rates in effect during 2016.

Segment income increased primarily due to increased sales unit volumes and improved cost performance related to the closure of the Shanghai beverage can facility, partially offset by higher raw material costs.

Six months ended June 30, 2017 compared to 2016

Net sales increased primarily due to 6% higher sales unit volumes in Southeast Asia, partially offset by a sales unit volume decrease related to the closure of the Shanghai beverage can facility and the impact of foreign currency translation. Net sales would have been $7 higher using exchange rates in effect during 2016.

Segment income increased primarily due to increased sales unit volumes and improved cost performance related to the closure of the Shanghai beverage can facility, partially offset by higher raw material costs.

Non-reportable Segments

The Company's non-reportable segments include its European aerosol can and specialty packaging business, its North American aerosol can business and its tooling and equipment operations in the U.S. and U.K. In recent years, the Company's aerosol can and specialty packaging businesses have experienced slightly declining volumes.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net sales	$117	$124	$231	$238
Segment income	17	20	32	33

Three months ended June 30, 2017 compared to 2016

Net sales decreased primarily due to the impact of foreign currency translation and 2% lower sales unit volumes in the Company's global aerosol businesses, partially offset by the pass-through of higher raw material costs. Net sales would have been $5 higher using exchange rates in effect during 2016.

Segment income decreased primarily due to the impact of lower sales unit volumes in the Company's global aerosol businesses.

Six months ended June 30, 2017 compared to 2016

Net sales and segment income decreased primarily due to the impact of foreign currency translation. Net sales and segment income would have been $10 and $2 higher using exchange rates in effect during 2016.

Corporate and Unallocated Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Corporate and unallocated expense	$(43)	$(35)	$(83)	$(73)

For the three and six months ended June 30, 2017, corporate and unallocated expenses increased due to the timing impact of hedge ineffectiveness, which were charges of $8 and $3 for the three and six months ended June 30, 2017 compared to benefits of $4 in the three and six months ended June 30, 2016.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three and six months ended June 30, 2017 compared to 2016, cost of products sold (excluding depreciation and amortization) increased from $1,691 to $1,719 and from $3,212 to $3,238 primarily due to the impact of foreign currency translation, partially offset by higher raw material costs. Cost of products sold would have been $37 and $79 higher for the three and six months ended June 30, 2017 compared to June 30, 2016 using exchange rates in effect during 2016.

Depreciation and Amortization

For the three and six months ended June 30, 2017 compared to 2016, depreciation and amortization expense decreased from $65 to $61 and from $125 to $120 primarily due to the impact of foreign currency translation.

Selling and Administrative Expense

For the three and six months ended June 30, 2017 compared to 2016, selling and administrative expense decreased from $94 to $92 and from $185 to $182 primarily due to the impact of foreign currency translation.

Interest Expense

For the three and six months ended June 30, 2017 compared to 2016, interest expense increased from $58 to $61 and from $122 to $123 primarily due to increased average borrowing rates.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Income before income taxes	$201	$250	$380	$387
Provision for income taxes	53	65	99	103
Effective income tax rate	26%	26%	26%	27%

See Note N to the consolidated financial statements for a reconciliation of the effective tax rate.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2017 compared to 2016, net income attributable to noncontrolling interests increased from $16 to $20 and from $36 to $46 primarily due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities decreased from $63 for the six months ended June 30, 2016 to $32 for the six months ended June 30, 2017 primarily due to changes in working capital, partially offset by lower pension contributions.

Days sales outstanding for trade receivables increased from 35 days at June 30, 2016 to 38 days at June 30, 2017.

Inventory turnover was 72 days at June 30, 2016 compared to 74 days at June 30, 2017. Inventory turnover at June 30, 2017 increased compared to 66 days at December 31, 2016 due to seasonality in the Company's food and beverage can businesses. The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.
Days outstanding for trade payables was 97 days at June 30, 2016 compared to 105 days at June 30, 2017 primarily due to higher raw material costs and longer payment terms with suppliers.
Investing Activities

Cash used for investing activities increased from $125 for the six months ended June 30, 2016 to $190 in 2017 primarily due to an increase in capital expenditures. The Company currently expects capital expenditures for 2017 to be approximately $450.

Financing Activities

Cash used for financing activities decreased from $281 for the six months ended June 30, 2016 to $111 in 2017. In 2017, financing activities primarily included borrowings under the Company’s revolving credit facilities, which were partially used to repurchase shares of the Company’s common stock. In 2016, financing activities primarily included borrowings under the Company’s term loan and revolving credit facilities which were used together with cash on hand to redeem the Company's $700 6.25% senior notes due 2021.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Liquidity

As of June 30, 2017, $249 of the Company's $301 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of certain foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $170 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of June 30, 2017, the Company had $1,083 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,400 less borrowings of $274 and $43 of outstanding standby letters of credit. The Company could have borrowed up to an additional $940 at June 30, 2017 and would still have been in compliance with its leverage ratio covenants.

Capital Resources

As of June 30, 2017, the Company had approximately $135 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs through external borrowings.

Contractual Obligations

During the first six months of 2017, there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which information is incorporated herein by reference, except for the April 2017 debt issuances and repayments described in Note I to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form
10-K for the year ended December 31, 2016 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the first six months of 2017. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2016 with respect to goodwill.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Goodwill Impairment

As of October 1, 2016, the estimated fair values of the European Aerosols and Specialty Packaging and the North America Food reporting units were 25% and 26% higher than their carrying values. These reporting units operate in low-growth environments with multiple competitors, which could result in lower selling prices. In addition, shifts in consumer demand could result in lower volumes. While the Company believes current Adjusted EBITDA projections are reasonable, the reporting units' ability to maintain or grow Adjusted EBITDA could be negatively impacted by the above factors. If Adjusted EBITDA of the European Aerosols and Specialty Packaging and the North America Food reporting units decreased by 15% and 13%, the fair value of these reporting units would approximate carrying value. To the extent future operating results were to decline, causing the estimated fair values to fall below carrying values, it is possible that an impairment charge of up to $92 for the European Aerosols and Specialty Packaging reporting unit and $115 for the North America Food reporting unit could be recorded.
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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity

Crown Holdings, Inc.

prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2017, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2017, the Company had $1.4 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $4 million before tax.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factor set forth below and the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and in Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. The risks described in the Company's Quarterly Report on Form 10-Q are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchase of equity securities during the three months ended June 30, 2017. The table excludes 83,669 shares repurchased by the Company in connection with the surrender of shares to cover taxes on the vesting of restricted stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)

April	1,655,353	$54.19	1,655,353	$772
May	291,132	$56.59	291,132	$756
June	620,572	$58.49	620,572	$720
Total	2,567,057	$55.50	2,567,057	$720

(1)
The shares were repurchased pursuant to the December 2016 authorization of the Company's Board of Directors which authorized the repurchase of an aggregate amount of $1 billion of the Company's common stock through the end of 2019. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of June 30, 2017, $720 million of the Company’s outstanding common stock may be repurchased under the program.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the six months ended June 30, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Crown Holdings, Inc.

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 27, 2017 (the “Annual Meeting”). As of March 7, 2017, the record date for the meeting, 139,124,617 shares of Common Stock, par value $5.00 per share, of the Company (“Common Stock”) were issued and outstanding. A quorum of 126,549,760 shares of Common Stock were present or represented at the meeting. At the Annual Meeting, the Company's shareholders voted that Say-on-Pay votes will occur on an annual basis. In light of the results of this advisory vote, the Company's Board of Directors determined that the Company will continue to hold an advisory Say-on-Pay vote annually. The Board of Directors will re-evaluate this determination no later than the next shareholder vote on the frequency of Say-on-Pay votes.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Changes in Equity for the six months ended June 30, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: July 28, 2017