Form 10-Q
period 2017-09-30
CROWN HOLDINGS INC
filed 2017-10-27
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

There were 134,272,870 shares of Common Stock outstanding as of October 26, 2017.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net sales	$2,468	$2,326	$6,530	$6,361
Cost of products sold, excluding depreciation and amortization	1,956	1,838	5,194	5,050
Depreciation and amortization	63	63	183	188
Selling and administrative expense	90	90	272	275
Restructuring and other	12	20	26	19
Income from operations	347	315	855	829
Loss from early extinguishments of debt	—	10	7	37
Interest expense	64	59	187	181
Interest income	(4)	(3)	(10)	(8)
Foreign exchange	—	(5)	4	(22)
Income before income taxes	287	254	667	641
Provision for income taxes	79	48	178	151
Net income	208	206	489	490
Net income attributable to noncontrolling interests	(31)	(23)	(77)	(59)
Net income attributable to Crown Holdings	$177	$183	$412	$431

Earnings per common share attributable to Crown Holdings:
Basic	$1.32	$1.32	$3.03	$3.11
Diluted	$1.32	$1.31	$3.02	$3.09

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net income	$208	$206	$489	$490

Other comprehensive income, net of tax:
Foreign currency translation adjustments	17	(45)	226	(170)
Pension and other postretirement benefits	23	2	40	25
Derivatives qualifying as hedges	4	2	12	26
Total other comprehensive income / (loss)	44	(41)	278	(119)

Total comprehensive income	252	165	767	371
Net income attributable to noncontrolling interests	(31)	(23)	(77)	(59)
Translation adjustments attributable to noncontrolling interests	(1)	—	(3)	—
Derivatives qualifying as hedges attributable to noncontrolling interests	—	1	—	(2)
Comprehensive income attributable to Crown Holdings	$220	$143	$687	$310

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$374	$559
Receivables, net	1,098	865
Inventories	1,430	1,245
Prepaid expenses and other current assets	251	172
Total current assets	3,153	2,841

Goodwill and intangible assets, net	3,562	3,263
Property, plant and equipment, net	3,066	2,820
Other non-current assets	715	675
Total	$10,496	$9,599

Liabilities and equity
Current liabilities
Short-term debt	$50	$33
Current maturities of long-term debt	68	161
Accounts payable and accrued liabilities	2,919	2,702
Total current liabilities	3,037	2,896

Long-term debt, excluding current maturities	5,114	4,717
Postretirement and pension liabilities	519	620
Other non-current liabilities	714	698
Commitments and contingent liabilities (Note K)
Noncontrolling interests	314	302
Crown Holdings shareholders’ equity	798	366
Total equity	1,112	668
Total	$10,496	$9,599

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30
	2017	2016
Cash flows from operating activities
Net income	$489	$490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183	188
Restructuring and other	26	19
Pension expense	14	21
Pension contributions	(46)	(81)
Stock-based compensation	16	15
Deferred income taxes	60	45
Changes in assets and liabilities:
Receivables	(218)	(131)
Inventories	(108)	(95)
Accounts payable and accrued liabilities	48	(42)
Other, net	24	(53)
Net cash provided by operating activities	488	376
Cash flows from investing activities
Capital expenditures	(282)	(244)
Proceeds from sale of property, plant and equipment	8	6
Other	(15)	10
Net cash used for investing activities	(289)	(228)
Cash flows from financing activities
Proceeds from long-term debt	1,054	1,379
Payments of long-term debt	(1,100)	(1,810)
Net change in revolving credit facility and short-term debt	22	108
Debt issue costs	(15)	(16)
Common stock issued	8	8
Common stock repurchased	(339)	(8)
Contributions from noncontrolling interests	—	1
Dividends paid to noncontrolling interests	(68)	(43)
Foreign exchange derivatives related to debt	38	53
Net cash used for financing activities	(400)	(328)
Effect of exchange rate changes on cash and cash equivalents	16	(11)
Net change in cash and cash equivalents	(185)	(191)
Cash and cash equivalents at January 1	559	717
Cash and cash equivalents at September 30	$374	$526

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2016	$929	$426	$2,125	$(3,154)	$(232)	$94	$291	$385
Net income			431			431	59	490
Other comprehensive income				(121)		(121)	2	(119)
Dividends paid to noncontrolling interests						—	(43)	(43)
Contribution from noncontrolling interests						—	1	1
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		15				15		15
Common stock issued		6			2	8		8
Common stock repurchased		(7)			(1)	(8)		(8)
Balance at September 30, 2016	$929	$439	$2,556	$(3,275)	$(230)	$419	$310	$729

Balance at January 1, 2017	$929	$446	$2,621	$(3,400)	$(230)	$366	$302	$668
Cumulative effect of change in accounting principle			60			60		60
Net income			412			412	77	489
Other comprehensive income				275		275	3	278
Dividends paid to noncontrolling interests						—	(68)	(68)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		16				16		16
Common stock issued		7			1	8		8
Common stock repurchased		(308)			(31)	(339)		(339)
Balance at September 30, 2017	$929	$160	$3,093	$(3,125)	$(259)	$798	$314	$1,112

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2017 and the results of its operations for the three and nine months ended September 30, 2017 and 2016 and of its cash flows for the nine months ended September 30, 2017 and 2016. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment by removing step two of the impairment test, which requires a hypothetical purchase price allocation. The Company early adopted this guidance as of January 1, 2017. The amount of goodwill impaired will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued new guidance which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services which will either be at a point in time or over time. Certain products that the Company manufactures for customers have no alternative use and are expected to follow an over-time revenue recognition model. For example, beverage cans are generally printed for a specific customer and do not have an alternative use. Food cans may be printed depending upon customer preference which can vary by geographic market. Under current guidance, the Company generally recognizes revenue upon shipment or delivery. The Company expects a material impact to the timing of our revenue recognition for products that follow an over-time revenue recognition model as a portion of revenue will be recognized prior to shipment or delivery dependent upon contract-specific terms. In addition to accelerating the timing of revenue recognition, an unbilled receivable will be recognized with an offsetting decrease to inventory. The new guidance also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company has completed its initial assessment and is in the process of designing and implementing changes to processes, systems and controls to be in a position to adopt the standard on a modified retrospective basis in the first quarter of 2018.

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

Crown Holdings, Inc.

In August 2017, the FASB issued new guidance on hedge accounting. The new guidance will allow contractually-specified price components of a commodity purchase or sale to be eligible for hedge accounting. Additionally, the new standard permits qualitative effectiveness assessments for certain hedges after the initial hedge qualification analysis. Finally, the standard amends various presentation and disclosure requirements. The guidance is effective as of January 1, 2019, however, early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

C.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2016	$(1,690)	$(1,446)	$(18)	$(3,154)
Other comprehensive (loss) income before reclassifications	(13)	(170)	19	(164)
Amounts reclassified from accumulated other comprehensive income	38	—	5	43
Other comprehensive income (loss)	25	(170)	24	(121)
Balance at September 30, 2016	$(1,665)	$(1,616)	$6	$(3,275)

Balance at January 1, 2017	$(1,524)	$(1,879)	$3	$(3,400)
Other comprehensive income before reclassifications	20	223	27	270
Amounts reclassified from accumulated other comprehensive income	20	—	(15)	5
Other comprehensive income	40	223	12	275
Balance at September 30, 2017	$(1,484)	$(1,656)	$15	$(3,125)

The following table provides information about amounts reclassified from accumulated other comprehensive income.

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
Details about accumulated other	September 30		September 30		Affected line item in the
comprehensive income components	2017	2016	2017	2016	statement of operations
(Gains) losses on cash flow hedges
Commodities	$(7)	$—	$(22)	$10	Cost of products sold
	(7)	—	(22)	10	Income before taxes
	1	—	6	(3)	Provision for income taxes
	$(6)	$—	$(16)	$7	Net income

Foreign exchange	$3	$3	$6	$7	Net sales
	(2)	(4)	(5)	(9)	Cost of products sold
	1	(1)	1	(2)	Income before taxes
	—	—	—	—	Provision for income taxes
	$1	$(1)	$1	$(2)	Net income

Total (gains) losses on cash flow hedges	$(5)	$(1)	$(15)	$5

Amortization of defined benefit plan items
Actuarial losses	$21	$34	$70	$90	(a)
Prior service credit	(14)	(14)	(40)	(40)	(a)
	7	20	30	50	Income before taxes
	(4)	(5)	(10)	(12)	Provision for income taxes
	$3	$15	$20	$38	Net income

Total reclassifications for the period	$(2)	$14	$5	$43

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement cost. See Note M for further details.

D.	Stock-Based Compensation

A summary of restricted stock transactions during the nine months ended September 30, 2017 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2017	1,321,292
Awarded:
Time-vesting shares	144,141
Performance-based shares	149,843
Released:
Time-vesting shares	(351,403)
Performance-based shares	(115,732)
Forfeitures:
Time-vesting shares	(29,325)
Performance-based shares	(58,749)
Non-vested stock awards outstanding at September 30, 2017	1,060,067

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

As of September 30, 2017, unrecognized compensation cost related to outstanding non-vested stock awards was $31. The weighted average period over which the expense is expected to be recognized is 1.8 years. The aggregate market value of the shares released on the vesting dates was $26 for the nine months ended September 30, 2017.

E.	Receivables

	September 30, 2017	December 31, 2016
Accounts receivable	$963	$769
Less: allowance for doubtful accounts	(80)	(76)
Net trade receivables	883	693
Miscellaneous receivables	215	172
Receivables, net	$1,098	$865

The Company uses receivable securitization facilities in the normal course of business as part of managing its cash flows. In connection with certain receivable securitization facilities, the Company recognized deferred purchase price receivables of $149 and $83 at September 30, 2017 and December 31, 2016, which were included in prepaid expenses and other current assets in the Consolidated Balance Sheet. The net change in deferred purchase price receivable was reflected in the receivables line item in the Consolidated Statement of Cash Flows.

F.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	September 30, 2017	December 31, 2016
Raw materials and supplies	698	$658
Work in process	153	116
Finished goods	579	471
	$1,430	$1,245

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except for ineffectiveness, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2017 mature between one and thirty-seven months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedges	September 30, 2017	September 30, 2017	September 30, 2017	September 30, 2017

Foreign exchange	$(2)	$1	$(1)	$(1)
Commodities	11	26	6	16
Total	$9	$27	$5	$15

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedges	September 30, 2016	September 30, 2016	September 30, 2016	September 30, 2016

Foreign exchange	$—	$3	$1	$2
Commodities	4	16	—	(7)
Total	$4	$19	$1	$(5)

For the three and nine months ended September 30, 2017, the Company recognized a loss of $1 (less than $1, net of tax) and a loss of $2 ($1, net of tax) in earnings related to hedge ineffectiveness caused by volatility in the metal premium component of aluminum prices. For the nine months ended September 30, 2016, the Company recognized a gain of $1 ($1, net of tax) in earnings related to hedge ineffectiveness caused by this volatility.

For the twelve month period ending September 30, 2018, a net gain of $15 ($12, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the nine months ended September 30, 2017 and 2016 in connection with anticipated transactions that were no longer considered probable.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a gain of less than $1 and a loss of less than $1 for the three and nine months ended September 30, 2017 and a loss of $1 and a loss of $6 for the three and nine months ended September 30, 2016. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $9 and a gain of $29 for the three and nine months ended September 30, 2017 and a gain of $6 and a gain of $32 for the same periods in 2016. These amounts were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related underlying hedged items.

For the nine months ended September 30, 2017 and 2016, certain commodity hedges did not meet the criteria for hedge accounting and therefore the change in their fair value during the quarter was recognized in earnings. For the three and nine months ended September 30, 2017 , the Company recognized a gain of $2 ($1, net of tax) and a gain of less than $1 ($1, net of tax). For the three and nine months ended September 30, 2016 the Company recognized a gain of $1 ($1, net of tax) and a gain of $5 ($4, net of tax) in earnings related to these ineffective hedges.

Net Investment Hedges

During the three and nine months ended September 30, 2017 , the Company recorded losses of $38 ($30, net of tax) and $134 ($107, net of tax) in accumulated other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. For the three and nine months ended September 30, 2016 the Company recorded a losses of $13 ($8, net of tax) and $31 ($20, net of tax) in accumulated other comprehensive income related to these net investment hedges.

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively.

	Balance Sheet classification	Fair Value hierarchy	September 30, 2017	December 31, 2016
Derivative assets
Derivatives designated as hedges:

Foreign exchange	Other current assets	2	$12	$24
Commodities	Other current assets	2	16	13
Commodities	Other non-current assets	2	3	3
Derivatives not designated as hedges:
Commodities	Other current assets	2	15	5
Commodities	Other non-current assets	2	1	—
	Total		$47	$45

Derivative liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$12	$28
Commodities	Accounts payable and accrued liabilities	2	1	3
Foreign exchange	Other non-current liabilities	2	—	1
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	10	5
Commodities	Accounts payable and accrued liabilities	2	8	—
Commodities	Other non-current liabilities	2	1	—
	Total		$32	$37

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at September 30, 2017
Derivative assets	$47	$10	$37
Derivative liabilities	32	10	22

Balance at December 31, 2016
Derivative assets	45	6	39
Derivative liabilities	37	6	31

Crown Holdings, Inc.

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 were:

	September 30, 2017	December 31, 2016
Derivatives in cash flow hedges:
Foreign exchange	$479	$644
Commodities	228	180
Derivatives in fair value hedges:
Foreign exchange	47	73
Derivatives not designated as hedges:
Foreign exchange	855	618
Commodities	52	72

H.	Restructuring and Other

The Company recorded restructuring and other charges / (benefits) as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Asset impairments and sales	$9	$4	$3	$(3)
Restructuring	4	7	8	10
Other costs	(1)	9	15	12
	$12	$20	$26	$19

For the three and nine months ended September 30, 2017 and 2016, the Company recorded charges of $8 and $3 to write down the carrying value of fixed assets and $2 and $3 for termination benefits related to the announced closures of two beverage plants in the Company's Asia Pacific segment. The Company announced plans to close these plants in an effort to reduce costs by consolidating manufacturing processes in China.

For the nine months ended September 30, 2017, asset impairments and sales includes a benefit of $5 due to the expiration of an environmental indemnification related to the sale of certain operations in the Company's European Specialty Packaging business during 2015.

For the three and nine months ended September 30, 2017, other costs include charges of $3 and $19 due to the settlement of a litigation matter related to Mivisa that arose prior to acquisition by the Company in 2014 and a $4 pension curtailment benefit.

For the three and nine months ended September 30, 2016, other costs primarily relate to pension settlement charges.

At September 30, 2017, the Company had restructuring accruals of $12 primarily related to prior actions to reduce manufacturing capacity and headcount in its European businesses. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

Crown Holdings, Inc.

I.	Debt

The Company's outstanding debt was as follows:

	September 30, 2017		December 31, 2016
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$50	$50	$33	$33

Long-term debt
Senior secured borrowings:
Revolving credit facilities	$49	$49	$—	$—
Term loan facilities
U.S. dollar at LIBOR + 1.75% due 2022	745	739	654	649
Euro at EURIBOR + 1.75% due 2022[1]	321	321	61	61
Farm credit facility at LIBOR + 2.00% due 2019	—	—	351	347
Senior notes and debentures:
€650 at 4.0% due 2022	768	761	684	676
U. S. dollar at 4.50% due 2023	1,000	991	1,000	991
€600 at 2.625% due 2024	709	702	631	623
€600 at 3.375% due 2025	709	700	631	622
U.S. dollar at 4.25% due 2026	400	393	400	393
U.S. dollar at 7.375% due 2026	350	347	350	347
U.S. dollar at 7.50% due 2096	45	45	45	45
Other indebtedness in various currencies	112	112	124	124
Capital lease obligations	22	22
Total long-term debt	5,230	5,182	4,931	4,878
Less current maturities	(68)	(68)	(162)	(161)
Total long-term debt, less current maturities	$5,162	$5,114	$4,769	$4,717

(1) €272 and €58 at September 30, 2017 and December 31, 2016.

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $5,485 at September 30, 2017 and $5,043 at December 31, 2016.

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

In connection with the above transactions, the Company recorded a loss from early extinguishment of debt of $37 for the nine months ended September 30, 2016 for premiums paid and the write-off of deferred financing fees.

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

During the nine months ended September 30, 2017, the Company paid $10 to settle outstanding claims and had claims activity as follows:

Beginning claims	55,500
New claims	2,000
Settlements or dismissals	(2,000)
Ending claims	55,500

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2017.

As of September 30, 2017, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $327, including $270 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the market for the supply of metal packaging products. The FCO’s investigation is ongoing. To date, the FCO has not officially charged the Company or any of its subsidiaries with any violations of competition law. The Company commenced an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company is cooperating with the FCO and submitted a leniency application which disclosed the findings of its internal investigation to date and which may lead to the reduction of penalties that the FCO may impose. If the FCO finds that the Company or any of its subsidiaries violated competition law, the FCO has wide discretion to levy fines. At this stage of the investigation the Company believes that a loss is probable. However, the Company is unable to predict the ultimate outcome of the FCO’s investigation and is unable to estimate the loss or possible range of any additional losses that could be incurred, which could be material to the Company’s operating results and cash flows for the periods in which they are resolved or become reasonably estimable.

In March 2017, U.S. Customs and Border Protection (“CBP”) at the Port of Milwaukee issued a penalty notification alleging that certain of the Company’s subsidiaries intentionally misclassified the importation of certain goods into the U.S. during the period 2004-2009 and assessed a penalty of $18. The Company has acknowledged to CBP that the goods were misclassified and has paid all related duties, which were approximately $1. The Company has asserted that the misclassification was unintentional and disputes the penalty assessment. The Company cannot predict the ultimate outcome of this matter and has not accrued a liability with respect to the assessed penalty. At the present time, based on the information available, the Company does not believe that a loss for the alleged intentional misclassification is probable. There can be no assurance the Company will be successful in contesting the assessed penalty.

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

Crown Holdings, Inc.

At September 30, 2017, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 2017, the Company also had guarantees of $6 related to the residual values of leased assets.

L.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net income attributable to Crown Holdings	$177	$183	$412	$431
Weighted average shares outstanding:
Basic	134.0	138.7	135.9	138.4
Dilutive stock options and restricted stock	0.4	0.8	0.5	1.0
Diluted	134.4	139.5	136.4	139.4
Basic earnings per share	$1.32	$1.32	$3.03	$3.11
Diluted earnings per share	$1.32	$1.31	$3.02	$3.09

For the three and nine months ended September 30, 2017, there were no contingently issuable common shares excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For the three and nine months ended September 30, 2016, 0.1 million and 0.5 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

M.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension benefits – U.S. plans	2017	2016	2017	2016
Service cost	$4	$5	$11	$12
Interest cost	12	12	37	37
Expected return on plan assets	(21)	(23)	(62)	(68)
Recognized net loss	13	12	39	37
Net periodic cost	$8	$6	$25	$18

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension benefits – Non-U.S. plans	2017	2016	2017	2016
Service cost	$5	$6	$16	$17
Interest cost	20	25	58	78
Expected return on plan assets	(38)	(39)	(108)	(121)
Recognized prior service credit	(3)	(3)	(9)	(9)
Recognized net loss	11	12	32	38
Net periodic (benefit) cost	$(5)	$1	$(11)	$3

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other postretirement benefits	2017	2016	2017	2016
Service cost	$1	$1	$1	$1
Interest cost	1	1	3	3
Recognized prior service credit	(11)	(11)	(31)	(31)
Recognized net loss	1	1	3	3
Net periodic benefit	$(8)	$(8)	$(24)	$(24)

The Company also recorded a pension curtailment benefit of $4 during the three and nine months ended September 30, 2017 and pension settlement charges of $9 and $12 during the three and nine months ended September 30, 2016 which were included in restructuring and other in the Consolidated Statement of Operations.

N.	Income Taxes
The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
U.S. statutory rate at 35%	$100	$89	$233	$225
Tax on foreign income	(33)	(30)	(75)	(71)
Tax contingencies	—	8	5	9
Valuation allowance	4	(27)	7	(25)
Other items, net	8	8	8	13
Income tax provision	$79	$48	$178	$151

In the third quarter of 2016, the Company recognized a benefit of $31 to release the valuation allowance against its net deferred tax assets in Canada. The Company's operations in Canada returned to profitability in part due to benefits from recent restructuring actions and improved cost performance. Based on current projections, the Company believes it is more likely than not that it will realize the deferred tax assets. The Company's loss carryforwards in Canada expire at various dates beginning in 2026. If future changes impact the Company's profitability in Canada, it is possible that the Company may record an additional valuation allowance in the future.

In the third quarter of 2016, the Company recognized a charge of $5 for the write off of certain tax credit carryforwards that the Company will be unable to utilize as a result of an internal reorganization of the Company's operations in the U.K.

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

Crown Holdings, Inc.

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Americas Beverage	$763	$719	$2,166	$2,068
North America Food	194	190	514	504
European Beverage	428	413	1,133	1,129
European Food	639	599	1,477	1,459
Asia Pacific	300	281	865	839
Total reportable segments	2,324	2,202	6,155	5,999
Non-reportable segments	144	124	375	362
Total	$2,468	$2,326	$6,530	$6,361

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, its specialty packaging business in Europe and its tooling and equipment operations in the U.S. and U.K.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Americas Beverage	$9	$11	$32	$44
North America Food	4	6	15	19
European Beverage	—	1	1	2
European Food	17	14	52	50
Asia Pacific	—	—	—	—
Total reportable segments	30	32	100	115
Non-reportable segments	17	48	68	110
Total	$47	$80	$168	$225

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Americas Beverage	$131	$119	$345	$329
North America Food	23	25	61	57
European Beverage	78	83	201	204
European Food	96	96	210	212
Asia Pacific	40	37	124	111
Total reportable segments	$368	$360	$941	$913

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Segment income of reportable segments	$368	$360	$941	$913
Segment income of non-reportable segments	20	19	52	52
Corporate and unallocated items	(29)	(44)	(112)	(117)
Restructuring and other	(12)	(20)	(26)	(19)
Loss from early extinguishments of debt	—	(10)	(7)	(37)
Interest expense	(64)	(59)	(187)	(181)
Interest income	4	3	10	8
Foreign exchange	—	5	(4)	22
Income before income taxes	$287	$254	$667	$641

For the three and nine months ended September 30, 2017, intercompany profit of $1 and $5 and for the three and nine months ended September 30, 2016, intercompany profit of $8 and $12 was eliminated within segment income of non-reportable segments.

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

The following condensed combining financial statements:
•statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016,
•balance sheets as of September 30, 2017 and December 31, 2016, and
•statements of cash flows for the nine months ended September 30, 2017 and 2016 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,468		$2,468
Cost of products sold, excluding depreciation and amortization			1,956		1,956
Depreciation and amortization			63		63
Selling and administrative expense		$1	89		90
Restructuring and other			12		12
Income from operations		(1)	348		347
Net interest expense		23	37		60
Income/(loss) before income taxes		(24)	311		287
Provision for / (benefit from) income taxes		(15)	94		79
Equity earnings / (loss) in affiliates	$177	155		$(332)	—
Net income	177	146	217	(332)	208
Net income attributable to noncontrolling interests			(31)		(31)
Net income attributable to Crown Holdings	$177	$146	$186	$(332)	$177

Comprehensive income	$220	$184	$261	$(413)	$252
Comprehensive income attributable to noncontrolling interests			(32)		(32)
Comprehensive income attributable to Crown Holdings	$220	$184	$229	$(413)	$220

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,326		$2,326
Cost of products sold, excluding depreciation and amortization			1,838		1,838
Depreciation and amortization			63		63
Selling and administrative expense		$3	87		90
Restructuring and other		9	11		20
Income from operations		(12)	327		315
Loss from early extinguishment of debt			10		10
Net interest expense		27	29		56
Foreign exchange			(5)		(5)
Income/(loss) before income taxes		(39)	293		254
Provision for / (benefit from) income taxes		(19)	67		48
Equity earnings / (loss) in affiliates	$183	180		$(363)	—
Net income	183	160	226	(363)	206
Net income attributable to noncontrolling interests			(23)		(23)
Net income attributable to Crown Holdings	$183	$160	$203	$(363)	$183

Comprehensive income	$143	$113	$165	$(256)	$165
Comprehensive income attributable to noncontrolling interests			(22)		(22)
Comprehensive income attributable to Crown Holdings	$143	$113	$143	$(256)	$143

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,530		$6,530
Cost of products sold, excluding depreciation and amortization			5,194		5,194
Depreciation and amortization			183		183
Selling and administrative expense		$5	267		272
Restructuring and other		(1)	27		26
Income from operations		(4)	859		855
Loss from early extinguishment of debt			7		7
Net interest expense		69	108		177
Foreign exchange			4		4
Income/(loss) before income taxes		(73)	740		667
Provision for / (benefit from) income taxes		(33)	211		178
Equity earnings / (loss) in affiliates	$412	384		$(796)	—
Net income	412	344	529	(796)	489
Net income attributable to noncontrolling interests			(77)		(77)
Net income attributable to Crown Holdings	$412	$344	$452	$(796)	$412

Comprehensive income	$687	$429	$807	$(1,156)	$767
Comprehensive income attributable to noncontrolling interests			(80)		(80)
Comprehensive income attributable to Crown Holdings	$687	$429	$727	$(1,156)	$687

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$374		$374
Receivables, net			1,098		1,098
Inventories			1,430		1,430
Prepaid expenses and other current assets	$1		250		251
Total current assets	1	—	3,152		3,153

Intercompany debt receivables			3,568	$(3,568)	—
Investments	3,324	3,348		(6,672)	—
Goodwill and intangible assets, net			3,562		3,562
Property, plant and equipment, net			3,066		3,066
Other non-current assets		513	202		715
Total	$3,325	$3,861	$13,550	$(10,240)	$10,496

Liabilities and equity
Current liabilities
Short-term debt			$50		$50
Current maturities of long-term debt			68		68
Accounts payable and accrued liabilities	$18	$40	2,861		2,919
Total current liabilities	18	40	2,979		3,037

Long-term debt, excluding current maturities		392	4,722		5,114
Long-term intercompany debt	2,509	1,059		$(3,568)	—
Postretirement and pension liabilities			519		519
Other non-current liabilities		347	367		714
Commitments and contingent liabilities
Noncontrolling interests			314		314
Crown Holdings shareholders’ equity/(deficit)	798	2,023	4,649	(6,672)	798
Total equity/(deficit)	798	2,023	4,963	(6,672)	1,112
Total	$3,325	$3,861	$13,550	$(10,240)	$10,496

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(4)	$(23)	$551	$(36)	$488
Cash flows from investing activities
Capital expenditures			(282)		(282)
Proceeds from sale of property, plant and equipment			8		8
Intercompany investing activities	235			(235)	—
Other			(15)		(15)
Net cash provided by/(used for) investing activities	235		(289)	(235)	(289)
Cash flows from financing activities
Proceeds from long-term debt			1,054		1,054
Payments of long-term debt			(1,100)		(1,100)
Net change in revolving credit facility and short-term debt			22		22
Net change in long-term intercompany balances	100	23	(123)		—
Debt issue costs			(15)		(15)
Common stock issued	8				8
Common stock repurchased	(339)				(339)
Dividends paid			(271)	271	—
Dividend paid to noncontrolling interests			(68)		(68)
Foreign exchange derivatives related to debt			38		38
Net cash provided by/(used for) financing activities	(231)	23	(463)	271	(400)
Effect of exchange rate changes on cash and cash equivalents			16		16
Net change in cash and cash equivalents	—	—	(185)	—	(185)
Cash and cash equivalents at January 1			559		559
Cash and cash equivalents at September 30	$—	$—	$374	$—	$374

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$6	$(86)	$466	$(10)	$376
Cash flows from investing activities
Capital expenditures			(244)		(244)
Proceeds from sale of property, plant and equipment			6		6
Intercompany investing activities	150			(150)	—
Other			10		10
Net cash provided by/(used for) investing activities	150		(228)	(150)	(228)
Cash flows from financing activities
Proceeds from long-term debt			1,379		1,379
Payments of long-term debt			(1,810)		(1,810)
Net change in revolving credit facility and short-term debt			108		108
Net change in long-term intercompany balances	(156)	86	70		—
Debt issue costs			(16)		(16)
Common stock issued	8				8
Common stock repurchased	(8)				(8)
Dividends paid			(160)	160	—
Contribution from noncontrolling interests			1		1
Dividend paid to noncontrolling interests			(43)		(43)
Foreign exchange derivatives related to debt			53		53
Net cash provided by/(used for) financing activities	(156)	86	(418)	160	(328)
Effect of exchange rate changes on cash and cash equivalents			(11)		(11)
Net change in cash and cash equivalents	—	—	(191)	—	(191)
Cash and cash equivalents at January 1			717		717
Cash and cash equivalents at September 30	$—	$—	$526	$—	$526

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016,

•	balance sheets as of September 30, 2017 and December 31, 2016, and

•	statements of cash flows for the nine months ended September 30, 2017 and 2016 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$512	$1,956		$2,468
Cost of products sold, excluding depreciation and amortization			407	1,549		1,956
Depreciation and amortization			10	53		63
Selling and administrative expense		$3	31	56		90
Restructuring and other				12		12
Income from operations		(3)	64	286		347
Net interest expense		16	25	19		60
Technology royalty			(15)	15		—
Foreign exchange		23			$(23)	—
Income/(loss) before income taxes		(42)	54	252	23	287
Provision for / (benefit from) income taxes		(16)	18	69	8	79
Equity earnings / (loss) in affiliates	$177	67	110		(354)	—
Net income	177	41	146	183	(339)	208
Net income attributable to noncontrolling interests				(31)		(31)
Net income attributable to Crown Holdings	$177	$41	$146	$152	$(339)	$177

Comprehensive income	$220	$37	$184	$245	$(434)	$252
Comprehensive income attributable to noncontrolling interests				(32)		(32)
Comprehensive income attributable to Crown Holdings	$220	$37	$184	$213	$(434)	$220

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$513	$1,813		$2,326
Cost of products sold, excluding depreciation and amortization			404	1,434		1,838
Depreciation and amortization			9	54		63
Selling and administrative expense		$2	34	54		90
Restructuring and other			10	10		20
Income from operations		(2)	56	261		315
Loss from early extinguishment of debt		5		5		10
Net interest expense		15	22	19		56
Technology royalty			(13)	13		—
Foreign exchange		9		(5)	$(9)	(5)
Income/(loss) before income taxes		(31)	47	229	9	254
Provision for / (benefit from) income taxes		(12)	13	44	3	48
Equity earnings / (loss) in affiliates	$183	68	126		(377)	—
Net income	183	49	160	185	(371)	206
Net income attributable to noncontrolling interests				(23)		(23)
Net income attributable to Crown Holdings	$183	$49	$160	$162	$(371)	$183

Comprehensive income	$143	$33	$113	$169	$(293)	$165
Comprehensive income attributable to noncontrolling interests				(22)		(22)
Comprehensive income attributable to Crown Holdings	$143	$33	$113	$147	$(293)	$143

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,462	$5,068		6,530
Cost of products sold, excluding depreciation and amortization			1,181	4,013		5,194
Depreciation and amortization			30	153		183
Selling and administrative expense		$8	99	165		272
Restructuring and other			2	24		26
Income from operations		(8)	150	713		855
Loss from early extinguishment of debt		6		1		7
Net interest expense		49	69	59		177
Technology royalty			(33)	33		—
Foreign exchange		78	(1)	5	$(78)	4
Income/(loss) before income taxes		(141)	115	615	78	667
Provision for / (benefit from) income taxes		(54)	38	167	27	178
Equity earnings / (loss) in affiliates	$412	167	267		(846)	—
Net income	412	80	344	448	(795)	489
Net income attributable to noncontrolling interests				(77)		(77)
Net income attributable to Crown Holdings	412	80	344	371	(795)	412

Comprehensive Income	$687	$83	$429	$787	$(1,219)	$767
Comprehensive income attributable to noncontrolling interests				(80)		(80)
Comprehensive income attributable to Crown Holdings	$687	$83	$429	$707	$(1,219)	$687

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,468	$4,893		$6,361
Cost of products sold, excluding depreciation and amortization			1,174	3,876		5,050
Depreciation and amortization			25	163		188
Selling and administrative expense		$7	102	166		275
Restructuring and other		(5)	14	10		19
Income from operations		(2)	153	678		829
Loss from early extinguishment of debt		32		5		37
Net interest expense		50	65	58		173
Technology royalty			(32)	32		—
Foreign exchange		24		(22)	$(24)	(22)
Income/(loss) before income taxes		(108)	120	605	24	641
Provision for / (benefit from) income taxes		(41)	42	142	8	151
Equity earnings / (loss) in affiliates	$431	165	268		(864)	—
Net income	431	98	346	463	(848)	490
Net income attributable to noncontrolling interests				(59)		(59)
Net income attributable to Crown Holdings	$431	$98	$346	$404	$(848)	$431

Comprehensive income	$310	$88	$299	$378	$(704)	$371
Comprehensive income attributable to noncontrolling interests				(61)		(61)
Comprehensive income attirbutable to Crown Holdings	$310	$88	$299	$317	$(704)	$310

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$47		$327		$374
Receivables, net			$20	1,078		1,098
Intercompany receivables			35	8	$(43)	—
Inventories			345	1,085		1,430
Prepaid expenses and other current assets	$1	1	17	232		251
Total current assets	1	48	417	2,730	(43)	3,153

Intercompany debt receivables		2,818	3,379	1,032	(7,229)	—
Investments	3,324	2,448	1,265		(7,037)	—
Goodwill and intangible assets, net			467	3,095		3,562
Property, plant and equipment, net		1	529	2,536		3,066
Other non-current assets		11	545	159		715
Total	$3,325	$5,326	$6,602	$9,552	$(14,309)	$10,496

Liabilities and equity
Current liabilities
Short-term debt				$50		$50
Current maturities of long-term debt		$18	$3	47		68
Accounts payable and accrued liabilities	$18	17	626	2,258		2,919
Intercompany payables			8	35	$(43)	—
Total current liabilities	18	35	637	2,390	(43)	3,037

Long-term debt, excluding current maturities		2,128	413	2,573		5,114
Long-term intercompany debt	2,509	1,702	2,782	236	(7,229)	—
Postretirement and pension liabilities			391	128		519
Other non-current liabilities			356	358		714
Commitments and contingent liabilities
Noncontrolling interests				314		314
Crown Holdings shareholders’ equity/(deficit)	798	1,461	2,023	3,553	(7,037)	798
Total equity/(deficit)	798	1,461	2,023	3,867	(7,037)	1,112
Total	$3,325	$5,326	$6,602	$9,552	$(14,309)	$10,496

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(4)	$(46)	$90	$525	$(77)	$488
Cash flows from investing activities
Capital expenditures			(91)	(191)		(282)
Proceeds from sale of property, plant and equipment			1	7		8
Intercompany investing activities	235				(235)	—
Other			(20)	5		(15)
Net cash provided by/(used for) investing activities	235	—	(110)	(179)	(235)	(289)
Cash flows from financing activities
Proceeds from long-term debt		750	9	295		1,054
Payments of long-term debt		(1,010)	(2)	(88)		(1,100)
Net change in revolving credit facility and short-term debt		25		(3)		22
Net change in long-term intercompany balances	100	259	13	(372)		—
Debt issue costs		(14)		(1)		(15)
Common stock issued	8					8
Common stock repurchased	(339)					(339)
Dividends paid				(312)	312	—
Dividends paid to noncontrolling interests				(68)		(68)
Foreign exchange derivatives related to debt				38		38
Net cash provided by/(used for) financing activities	(231)	10	20	(511)	312	(400)
Effect of exchange rate changes on cash and cash equivalents				16		16
Net change in cash and cash equivalents	—	(36)	—	(149)	—	(185)
Cash and cash equivalents at January 1		83		476		559
Cash and cash equivalents at September 30	$—	$47	$—	$327	$—	$374

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$6	$(61)	$108	$353	$(30)	$376
Cash flows from investing activities
Capital expenditures			(81)	(163)		(244)
Proceeds from sale of property, plant and equipment			1	5		6
Intercompany investing activities	150		150		(300)	—
Other			10			10
Net cash provided by/(used for) investing activities	150	—	80	(158)	(300)	(228)
Cash flows from financing activities
Proceeds from long-term debt		700		679		1,379
Payments of long-term debt		(1,100)		(710)		(1,810)
Net change in revolving credit facility and short-term debt		60		48		108
Net change in long-term intercompany balances	(156)	352	(187)	(9)		—
Debt issue costs		(7)		(9)		(16)
Common stock issued	8					8
Common stock repurchased	(8)					(8)
Dividends paid				(330)	330	—
Dividends paid to noncontrolling interests				(43)		(43)
Contributions from noncontrolling interests				1		1
Foreign exchange derivatives related to debt				53		53
Net cash provided by/(used for) financing activities	(156)	5	(187)	(320)	330	(328)
Effect of exchange rate changes on cash and cash equivalents				(11)		(11)
Net change in cash and cash equivalents	—	(56)	1	(136)	—	(191)
Cash and cash equivalents at January 1		104		613		717
Cash and cash equivalents at September 30	$—	$48	$1	$477	$—	$526

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2017 compared to 2016 and changes in financial condition and liquidity from December 31, 2016. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, along with the consolidated financial statements and related notes included in and referred to within this report.

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

The Company also continues to identify and evaluate select growth opportunities through capacity additions in existing plants, new plants in markets that it already knows and understands, and potential strategic acquisitions in geographic areas and product lines in which it already operates or that complement its existing businesses.

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

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net sales	$2,468	$2,326	$6,530	$6,361
Beverage cans and ends as a percentage of net sales	55%	56%	58%	58%
Food cans and ends as a percentage of net sales	31%	30%	27%	27%

Three and nine months ended September 30, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher raw material costs and higher global beverage, food and aerosol can sales unit volumes. Additionally, net sales would have been $38 lower for the three months ended September 30, 2017 and $64 higher for the nine months ended September 30, 2017 using exchange rates in effect during 2016.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced stable volumes in recent years. In Brazil, Mexico and Colombia, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging.

In December 2016, the Company began commercial production at a new beverage can plant in Monterrey, Mexico that is capable of producing multiple can sizes. Additionally, in the first half of 2017, the Company began commercial shipments from its new beverage can plant in Nichols, New York. In addition to enhancing the Company's presence in specialty beverage can sizes, the plant provides an attractive cost platform, including reduced freight, from which to serve customers in the northeastern region of the U.S. and eastern region of Canada. In June 2017, the Company completed a capacity expansion project in Colombia. The Company has also announced plans to construct a one-furnace glass bottle facility in Chihuahua, Mexico, which is expected to be operational in the first half of 2018.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net sales	$763	$719	$2,166	$2,068
Segment income	131	119	345	329

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three and nine months ended September 30, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher aluminum costs of $26 and $97 and 2% higher sales unit volume. Net sales would have been $11 lower for the three months ended September 30, 2017 and $13 higher for the nine months ended September 30, 2017 using exchange rates in effect during 2016.

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

Net sales and segment income in the North America Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net sales	$194	$190	$514	$504
Segment income	23	25	61	57

Three months ended September 30, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher raw material costs. Segment income decreased primarily due to product mix.

Nine months ended September 30, 2017 compared to 2016

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

In the fourth quarter of 2016, a second line at the Osmaniye, Turkey plant began commercial production in response to growing demand for multiple can sizes. In addition, the Company completed the conversion of its plant in Custines, France, from steel to aluminum with the start-up of the second high-speed line in April 2017. The Company has also announced plans to construct a new plant in the Valencia region of Spain which will facilitate the conversion from steel to aluminum beverage cans. Production is expected to commence during the fourth quarter of 2018.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net sales	$428	$413	$1,133	$1,129
Segment income	78	83	201	204

Three and nine months ended September 30, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher raw material costs and 2% higher sales unit volumes, with higher volumes in Europe partially offset by lower volumes in the Middle East. Net sales would have been $7 lower for the three months ended September 30, 2017 and $19 higher for the nine months ended September 30, 2017 using exchange rates in effect during 2016.

Segment income decreased primarily due to lower sales in the Middle East being partially offset by higher sales unit volumes in Europe.

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

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net sales	$639	$599	$1,477	$1,459
Segment income	96	96	210	212

Three and nine months ended September 30, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher tinplate costs. Net sales would have been $18 lower for the three months ended September 30, 2017 and $15 higher for the nine months ended September 30, 2017 using exchange rates in effect during 2016.

For the three months ended September 30, 2017, segment income was comparable, mainly due to the benefit of prior year restructuring actions and improved cost performance offsetting the negative impact of product mix.

For the nine months ended September 30, 2017, segment income decreased primarily due to the impact of product mix, partially offset by improved cost performance and the benefit of prior year restructuring actions.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. The Company's third beverage can plant in Cambodia began commercial production in the second quarter of 2016. Additionally, the Company commenced commercial production at a new beverage can facility in Jakarta, Indonesia, and a second line at the beverage can plant in Danang, Vietnam, in June and October 2017. A new beverage can plant in Yangon, Myanmar is scheduled for start-up in the first half of 2018. The Company also announced the closure of its Shanghai and Beijing beverage can facilities in 2016 and 2017 in an effort to reduce cost by consolidating manufacturing processes in China.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net sales	$300	$281	$865	$839
Segment income	40	37	124	111

Three and nine months ended September 30, 2017 compared to 2016

Net sales increased primarily due to 12% and 8% higher sales unit volume in Southeast Asia, partially offset by a sales unit volume decrease related to the closure of the Shanghai and Beijing beverage can facilities. Net sales would have been $6 higher for the nine months ended September 30, 2017 using exchange rates in effect during 2016.

Segment income increased primarily due to increased sales unit volumes and improved cost performance related to the closure of the Shanghai and Beijing beverage can facilities, partially offset by higher raw material costs.

Non-reportable Segments

The Company's non-reportable segments include its European aerosol can and specialty packaging business, its North American aerosol can business and its tooling and equipment operations in the U.S. and U.K. In recent years, the Company's aerosol can and specialty packaging businesses have experienced slightly declining volumes.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net sales	$144	$124	$375	$362
Segment income	20	19	52	52

Three and nine months ended September 30, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher raw material costs in the Company's global aerosol businesses.

Segment income was comparable in each period.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Corporate and Unallocated Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Corporate and unallocated expense	$(29)	$(44)	$(112)	$(117)

For the three months ended September 30, 2017, corporate and unallocated decreased primarily due to lower pension expense, technology and other general corporate costs.

For the nine months ended September 30, 2017, corporate and unallocated expenses decreased primarily due to the timing impact of hedge ineffectiveness, which was a charge of $2 for the nine months ended September 30, 2017 compared to a benefit of $6 for the nine months ended September 30, 2016.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three and nine months ended September 30, 2017 compared to 2016, cost of products sold (excluding depreciation and amortization) increased from $1,838 to $1,956 and from $5,050 to $5,194 primarily due to the impact of higher raw material costs. Cost of products sold would have been $30 lower for the three months ended September 30, 2017 and $49 higher for the nine months ended September 30, 2017 using exchange rates in effect for 2016.

Depreciation and Amortization

For the nine months ended September 30, 2017 compared to 2016, depreciation and amortization expense decreased from from $188 to $183 primarily due to the impact of foreign currency translation.

Selling and Administrative Expense

For the nine months ended September 30, 2017 compared to 2016, selling and administrative expense decreased from $275 to $272 primarily due to the impact of foreign currency translation partially offset by higher corporate costs.

Interest Expense

For the three and nine months ended September 30, 2017 compared to 2016, interest expense increased from $59 to $64 and from $181 to $187 primarily due to increased average borrowing rates.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Income before income taxes	$287	$254	$667	$641
Provision for income taxes	79	48	178	151
Effective income tax rate	28%	19%	27%	24%

The low effective income tax rate in 2016 was primarily due to a benefit recognized in the third quarter of 2016 to release the valuation allowance against the Company's net deferred tax assets in Canada as further discussed in Note N to the consolidated financial statements.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2017 compared to 2016, net income attributable to noncontrolling interests increased from $23 to $31 and from $59 to $77 primarily due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities increased from $376 for the nine months ended September 30, 2016 to $488 for the nine months ended September 30, 2017 primarily due to higher income from operations and lower pension contributions.

Days sales outstanding for trade receivables increased from 41 days at September 30, 2016 to 42 days at September 30, 2017.

Inventory turnover was 66 days at September 30, 2016 compared to 68 days at September 30, 2017. Inventory turnover at September 30, 2017 increased compared to 66 days at December 31, 2016 due to seasonality in the Company's food and beverage can businesses. The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.
Days outstanding for trade payables was 94 days at September 30, 2016 compared to 108 days at September 30, 2017 primarily due to higher raw material costs.

Investing Activities

Cash used for investing activities increased from $228 for the nine months ended September 30, 2016 to $289 in 2017 primarily due to an increase in capital expenditures. The Company currently expects capital expenditures for 2017 to be approximately $450.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Financing Activities

Cash used for financing activities increased from $328 for the nine months ended September 30, 2016 to $400 in 2017 primarily due to repurchases of the Company's common stock and higher dividends paid to noncontrolling interest partially offset by lower debt payments. In 2016, financing activities primarily included borrowings under the Company’s term loan and revolving credit facilities which were used together with cash on hand to redeem the Company's $700 6.25% senior notes due 2021.

Liquidity

As of September 30, 2017, $311 of the Company's $374 of cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. The Company records current and/or deferred U.S. taxes for the earnings of certain foreign subsidiaries. For certain other foreign subsidiaries, the Company considers earnings indefinitely reinvested and has not recorded any U.S. taxes. Of the cash and cash equivalents located outside the U.S., $242 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

As of September 30, 2017, the Company had $1,310 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,400 less borrowings of $49 and $41 of outstanding standby letters of credit. The Company could have borrowed this amount at September 30, 2017 and still have been in compliance with its leverage ratio covenants.

Capital Resources

As of September 30, 2017, the Company had approximately $113 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash flows generated from operations and to fund any excess needs through external borrowings.

Contractual Obligations

During the first nine months of 2017, there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which information is incorporated herein by reference, except for the April 2017 debt issuances and repayments described in Note I to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form
10-K for the year ended December 31, 2016 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. There have been no significant changes in the Company's critical accounting policies during the first nine months of 2017. The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2016 with respect to goodwill.

Goodwill Impairment

As of October 1, 2016, the estimated fair values of the European Aerosols and Specialty Packaging and the North America Food reporting units were 25% and 26% higher than their carrying values. These reporting units operate in low-growth environments with multiple competitors, which could result in lower selling prices. In addition, shifts in consumer demand could result in lower volumes. While the Company believes current Adjusted EBITDA projections are reasonable, the reporting units' ability to maintain or grow Adjusted EBITDA could be negatively impacted by the above factors. If Adjusted EBITDA of the European Aerosols and Specialty Packaging and the North America Food reporting units decreased by 15% and 13%, the fair value of these reporting units would approximate carrying value. To the extent future operating results were to decline, causing the estimated fair values to fall below carrying values, it is possible that an impairment charge of up to $95 for the European Aerosols and Specialty Packaging reporting unit and $118 for the North America Food reporting unit could be recorded.

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2017, see Note G to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2017, the Company had $1.2 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $3 million before tax.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and in Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. The risks described in the Company's Quarterly Report on Form 10-Q are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchase of equity securities during the three months ended September 30, 2017.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)

July	128,724	$59.66	128,724	$712
August	297,059	$57.30	297,059	$695
September	433,330	$59.91	433,330	$669
Total	859,113	$58.97	859,113	$669

(1)
The shares were repurchased pursuant to the December 2016 authorization of the Company's Board of Directors which authorized the repurchase of an aggregate amount of $1 billion of the Company's common stock through the end of 2019. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of September 30, 2017, $669 million of the Company’s outstanding common stock may be repurchased under the program.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the nine months ended September 30, 2017.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: October 27, 2017