Form 10-K
period 2017-12-31
CROWN HOLDINGS INC
filed 2018-02-26
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
COMMISSION FILE NUMBER 000-50189
CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Crown Way, Philadelphia, PA	19154-4599
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-698-5100
____________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	New York Stock Exchange
7 3/8% Debentures Due 2026	New York Stock Exchange
7 1/2% Debentures Due 2096	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
(Title of Class)
 ____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [X]    No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [ ]    No  [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  [X]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
		Emerging growth company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]
As of June 30, 2017, 135,322,212 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $8,073,323,168 based on the New York Stock Exchange closing price for such shares on that date.
As of February 22, 2018, 134,309,260 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2018	Part III to the extent described therein

Crown Holdings, Inc.

2017 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products for consumer goods. The Company’s primary products include steel and aluminum cans for food, beverage, household and other consumer products, glass bottles for beverage products and metal vacuum closures, steel crowns and caps. These products are manufactured in the Company’s plants both within and outside the U.S. and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. At December 31, 2017, the Company operated 143 plants along with sales and service facilities throughout 36 countries and had approximately 24,000 employees. Consolidated net sales for the Company in 2017 were $8.7 billion with 78% derived from operations outside the U.S.

DIVISIONS AND OPERATING SEGMENTS

The Company’s business is organized geographically within three divisions: Americas, Europe and Asia Pacific. Within each Division, the Company is generally organized along product lines. The Company’s reportable segments within the Americas Division are Americas Beverage and North America Food. The Company’s reportable segments within the European Division are European Beverage and European Food. The Company's Asia Pacific Division is a reportable segment which primarily consists of beverage can operations and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging. The Company's non-reportable segments include its European aerosol and promotional packaging business, its North American aerosol can business and its tooling and equipment operations in the U.S. and U.K.

Financial information concerning the Company’s operating segments is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note V to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the U.S., Brazil, Canada, the Caribbean, Colombia and Mexico. These operations manufacture beverage, food and aerosol cans and ends, glass bottles, specialty packaging, metal vacuum closures, steel crowns and caps. At December 31, 2017, the division operated 50 plants in 7 countries and had approximately 7,000 employees. In 2017, the Americas Division had net sales of $3.8 billion.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, glass bottles, steel crowns and aluminum caps. Manufacturing facilities are located in the U.S., Brazil, Canada, Colombia and Mexico. Americas Beverage had net sales in 2017 of $2.9 billion and segment income (as defined under Note V to the consolidated financial statements) of $474 million.

North America Food

The North America Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures in the U.S., Canada, Mexico and the Caribbean. North America Food had net sales in 2017 of $679 million and segment income (as defined under Note V to the consolidated financial statements) of $71 million.

 EUROPEAN DIVISION

The European Division includes operations in Europe, the Middle East and Africa. These operations manufacture beverage, food and aerosol cans and ends, promotional packaging and metal vacuum closures and caps. At December 31, 2017, the division operated 61 plants in 22 countries and had approximately 12,000 employees. Net sales in 2017 were $3.6 billion.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends in Europe, the Middle East and North Africa. European Beverage had net sales in 2017 of $1.5 billion and segment income (as defined under Note V to the consolidated financial statements) of $239 million.

Crown Holdings, Inc.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures, in Europe, Africa and the Middle East. European Food had net sales in 2017 of $1.9 billion and segment income (as defined under Note V to the consolidated financial statements) of $247 million.

ASIA PACIFIC DIVISION

The Asia Pacific Division is a reportable segment which primarily consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. At December 31, 2017, the division operated 29 plants in 7 countries and had approximately 4,000 employees.

The Asia Pacific segment had net sales in 2017 of $1.2 billion and segment income (as defined under Note V to the consolidated financial statements) of $168 million.

PRODUCTS

Beverage Cans and Glass Bottles

The Company supplies beverage cans and ends and other packaging products to a variety of beverage and beer companies, including Anheuser-Busch InBev, Coca-Cola, Cott Beverages, Dr Pepper Snapple Group, Heineken, Molson Coors and Pepsi-Cola, among others. The Company’s beverage can business is built around local, regional and global markets, which has served to develop the Company’s understanding of global customer and consumer expectations. The Company's glass bottle business is based in Mexico and serves customers in the local market.

The beverage market is dynamic and highly competitive, with each packaging manufacturer working together with its customers to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled the Company to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends and metal bottle caps. Innovations include the SuperEnd® and 360 End™ beverage can ends, and size variations, such as slim cans for low calorie products or larger sizes for high volume consumption. The Company expects to continue to add capacity in many of the growth markets around the world.

Beverage can and glass bottle manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and is continuing its efforts to reduce the metal content of its cans and reduce non-metal costs, including water and energy usage, while improving production processes.

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two-piece and three-piece cans in assorted shapes and sizes, and sells food cans to food marketers such as Abbot Laboratories, Bonduelle, Cecab, Morgan Foods, Nestlé, Princes Group and Simmons Foods, among others. The Company offers a wide variety of metal vacuum closures and sealing equipment solutions to leading marketers such as Abbot Laboratories, Danone, H. J. Heinz, Nestlé and Unilever, among others, from a network of metal vacuum closure plants around the world. The Company supplies total packaging solutions, including metal and composite closures, capping systems and services while working closely with customers, retailers and glass and plastic container manufacturers to develop innovative closure solutions and meet customer requirements.

Technologies used to produce food cans include three-piece welded, two-piece drawn and wall-ironed and two-piece drawn and redrawn. The Company also offers its LIFTOFF™ series of food ends, including its Easylift™ full aperture steel food can ends, and PeelSeam™ and PeelFit™ flexible aluminum foil laminated ends. The Company offers expertise in closure design and decoration, ranging from quality printing of the closure in up to nine colors, to inside-the-cap printing, which offers customers new promotional possibilities, to better product protection through Ideal Closures™, Orbit™ and Superplus™. The Company’s commitment to innovation has led to developments in packaging materials, surface finishes, can shaping, lithography, filling, retorting, sealing and opening techniques and environmental performance. The Company manufactures easy open, vacuum and conventional ends for a variety of heat-processed and dry food products including fruits and vegetables, meat and seafood, soups, ready-made meals, infant formula, coffee and pet food.

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

Promotional and Specialty Packaging

The Company’s promotional and specialty packaging businesses are primarily located in Europe and Asia. The Company produces a wide range of promotional and specialty packaging containers with numerous lid and closure variations. The Company’s customers include Britvic and Nestlé among others.

SALES AND DISTRIBUTION

Global marketers qualify suppliers on the basis of their ability to provide global service, innovative designs and technologies in a cost-effective manner.

With its global reach, the Company markets and sells products to customers through its own sales and marketing staffs. In some instances, contracts with customers are centrally negotiated, but products are ordered through and distributed directly by the Company’s local facilities. The Company’s facilities are generally located in proximity to their respective major customers. The Company works closely with customers in order to develop new business and to extend the duration of its existing contracts.

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

SEASONALITY

The food packaging business is somewhat seasonal with the first quarter tending to be the slowest period as the autumn packing period in the Northern Hemisphere has ended and new crops are not yet planted. The industry generally enters its busiest period in the third quarter when the majority of fruits and vegetables are harvested and immediately canned. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. Weather represents a substantial uncertainty in the yield of food products and is a major factor in determining the demand for food cans in any given year. Generally, beverage products are consumed in greater amounts during the warmer months of the year in the Northern Hemisphere, and sales and earnings have generally been higher in the second and third quarters of the calendar year.

The Company’s other businesses primarily include aerosol, promotional and specialty packaging and canmaking equipment, which tend not to be as significantly affected by seasonal variations.

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

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world. Consolidation trends among beverage and food marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 33% of its 2017 net sales. In each of the years in the period 2015 through 2017, no one customer accounted for more than ten percent of the Company’s net sales. Each operating segment of the Company has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the Products discussion. In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

Crown Holdings, Inc.

RESEARCH AND DEVELOPMENT

The Company's principal Research, Development & Engineering (RD&E) Centers are located in Alsip, Illinois and Wantage, United Kingdom. The Company utilizes its centralized RD&E capabilities to advance and deliver technologies for the Company's worldwide packaging activities that (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials and material-efficient container designs that further the sustainability of metal packaging, (3) provide continuous quality and/or production efficiency improvements in its manufacturing facilities, (4) advance customer and supplier relationships, and (5) provide value-added engineering services and technical support. These capabilities facilitate (1) the identification of new and/or expanded market opportunities by working directly with customers to develop new packaging products or enhance existing packaging products through the application of new technologies that better differentiate customers' products in the retail environment (for example, the creation of new packaging shapes, novel decoration methods, or the addition of digital content through unique codes) and/or the incorporation of consumer-valued features (for example, improved openability and/or ease of use) and (2) the reduction of manufacturing costs by reducing the material content of the Company's products (while retaining necessary performance characteristics), reducing spoilage, and increasing operating efficiencies in manufacturing facilities.

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

The Company spent $39 million in both 2017 and 2015 and $41 million in 2016 in its centralized RD&E activities. Certain of these activities are expected to improve and expand the Company's product lines in the future. These expenditures include projects within the Company's RD&E facilities to improve manufacturing efficiencies, reduce unit costs, and develop new and improved value-added packaging systems. These expenditures do not include related product and process developments occurring within the Company's decentralized business units.

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

In 2017, consumption of steel and aluminum represented 21% and 42% of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to the overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, could cause uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices or set repricing dates, and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The Company generally attempts to mitigate its steel and aluminum price risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

The Company, in agreement with customers in many cases, also uses commodity and foreign currency forwards in an attempt to manage its exposure to aluminum price volatility.

There can be no assurance that the Company will be able to fully recover from its customers the impact of aluminum and steel price increases or that the use of derivative instruments will effectively manage the Company’s exposure to price volatility. In addition, if the Company were unable to purchase steel and aluminum for a significant period of time, its operations would be

Crown Holdings, Inc.

disrupted, and if the Company were unable to fully recover the higher cost of steel and aluminum, its financial results may be adversely affected. The Company continues to monitor this situation and the effect on its operations. As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company’s business may increase as well, including natural gas, electricity and freight-related costs. The Company will attempt to increase prices on its products accordingly in order to recover these costs.

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

EMPLOYEES

At December 31, 2017, the Company had approximately 24,000 employees. Collective bargaining agreements with varying terms and expiration dates cover approximately 15,000 employees. The Company does not expect that renegotiation of the agreements expiring in 2018 will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

AVAILABLE INFORMATION

The Company’s internet website address is www.crowncork.com. Information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by the Company with the U.S. Securities and Exchange

Crown Holdings, Inc.

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

The Company's international operations, which generated approximately 78% of its consolidated net sales in 2017, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company's liquidity and net income. The Company's international operations generated approximately 78% of its consolidated net sales in the year ended 2017 and 77%, of its consolidated net sales in the years ended 2016 and 2015. In addition, the Company's business strategy includes continued expansion of international activities, including within developing markets and areas, such as the Middle East, South America, and Asia, that may pose greater risk of political or economic instability. Approximately 38% of the Company's consolidated net sales in the years ended 2017 and 2016 and approximately 37% of the Company's consolidated net sales in 2015 were generated outside of the developed markets in Western Europe, the United States and Canada. Furthermore, if economic conditions in Europe deteriorate, there will likely be a negative effect on the Company's European business, as well as the businesses of the Company's European customers and suppliers. If a further downturn in European economic conditions ultimately leads to a significant devaluation of the euro, the value of the Company's financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company's overall business, prospects, operating results, financial condition and cash flows.

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

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. For the year ended December 31, 2017 the Company derived approximately 78% of its consolidated net sales from its international operations. For the years ended December 31, 2016 and 2015 the Company derived approximately 77% of its consolidated net sales from its international operations. Volatility in exchange rates may increase the costs of its products, impair the purchasing power of its customers in different markets, result in significant competitive benefit to certain of its competitors who incur a material part of their costs in other currencies than it does, and increase its hedging costs and limit its ability to hedge exchange rate exposure. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2017, a 0.10 movement in the average Euro rate would have reduced net income by $17 million.

As the Company seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of the Company's competition, customer base and product offerings.

The Company's efforts to grow its businesses depend to a large extent upon access to, and its success in developing market share and operating profitably in, geographic markets including but not limited to the Middle East, South America, Eastern Europe and Asia, including, after the Company's proposed acquisition of Signode Industrial Group (together with its consolidated subsidiary companies, "Signode") is consummated, India. In some cases, countries in these regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than the Company's other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, repatriation of earnings and regulation of advanced technologies. Such expansion efforts may also use capital and other resources of the Company that could be invested in other areas. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company's financial results. As these emerging geographic markets become more important to the Company, its competitors are also seeking to expand their production capacities and sales in these same markets, which may lead to industry overcapacity that could adversely affect pricing, volumes and financial results in such markets.

Crown Holdings, Inc.

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

The Company uses various raw materials, such as steel, aluminum, tin, water, natural gas, electricity and other processed energy, in its manufacturing operations. Signode, which will become a subsidiary of the Company after the Signode acquisition is consummated, also uses steel and materials derived from crude oil and natural gas, such as polyethylene and polypropylene resins. Sufficient quantities of these raw materials may not be available in the future or may be available only at increased prices. The Company's raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The availability of various raw materials and their prices depends on global and local supply and demand forces, governmental regulations (including tariffs), level of production, resource availability, transportation, and other factors, including natural disasters such as floods and earthquakes. In particular, in recent years the consolidation of steel suppliers, shortage of raw materials affecting the production of steel and the increased global demand for steel, including in China and other developing countries, have contributed to an overall tighter supply for steel, resulting in increased steel prices and, in some cases, special surcharges and allocated cut backs of products by steel suppliers. In addition, future steel supply contracts may provide for prices that fluctuate or adjust rather than provide a fixed price during a one-year period. As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company's business may increase as well, including natural gas, electricity and freight-related costs.

The prices of certain raw materials used by the Company, such as steel, aluminum and processed energy, have historically been subject to volatility. In 2017, consumption of steel and aluminum represented 21% and 42% of the Company's consolidated cost of products sold, excluding depreciation and amortization. While certain, but not all, of the Company's contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. Significant increases in raw material costs may increase the Company's working capital requirements, which may increase the Company's average outstanding indebtedness and interest expense and may exceed the amounts available under the Company's senior secured credit facilities and other sources of liquidity. In addition, the Company hedges raw material costs on behalf of certain customers and may suffer losses if such customers are unable to satisfy their purchase obligations.

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

The Company has substantial outstanding indebtedness. As a result of the Company's substantial indebtedness, a significant portion of the Company's cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2017, the Company and its subsidiaries had approximately $5.3 billion of indebtedness. The Company's ratio of earnings to fixed charges was 4.0 times for the years ended December 31, 2017.

The Company’s current sources of liquidity include securitization facilities with program limits that expire as follows: $350 million in December 2018 and $175 million in 2019. Additional sources of liquidity include borrowings that mature as follows: its $1,400 million revolving credit facilities in April 2022; its €650 million ($781 million at December 31, 2017) 4.0% senior notes in July 2022; its $1,000 million 4.50% senior notes in January 2023; its €600 million ($720 million at December 31, 2017) 2.625% senior notes in September 2024; its €600 million ($720 million at December 31, 2017) 3.375% senior notes in May 2025; its $400 million 4.25% senior notes in September 2026; its $350 million 7.375% senior notes in December 2026; its $40 million 7.5% senior notes in December 2096; and its $130 million of other indebtedness in various currencies at various dates through 2036. In addition, the Company's term loan credit facilities mature as follows: $32 million in December 2018, $47 million in December 2019, $54 in December 2020, $54 in December 2021 and $878 million in December 2022.

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

As of December 31, 2017, approximately $1.3 billion of the Company's $5.3 billion of total indebtedness and other outstanding obligations were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $252 million, $243 million and $270 million for 2017, 2016 and 2015. Based on the amount of variable rate debt outstanding at December 31, 2017, a 1% increase in variable interest rates would increase its annual interest expense by $13 million. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 1% increase could be more than $13 million as the Company's average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2017. In addition, the cost of the Company's securitization

Crown Holdings, Inc.

and factoring facilities would also increase with an increase in floating interest rates. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

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

The Company recorded pre-tax charges of $3 million, $21 million and $26 million to increase its accrual for asbestos-related liabilities in 2017, 2016 and 2015. As of December 31, 2017, Crown Cork's accrual for pending and future asbestos-related claims and related legal costs was $315 million, including $272 million for unasserted claims. The Company determines its accrual without limitation to a specific time period. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary's insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note L to the Company's audited consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork's ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

During the year ended December 31, 2017, Crown Cork received approximately 2,500 new claims, settled or dismissed approximately 2,500 claims, and had approximately 55,500 claims outstanding at the end of the period. Of these outstanding claims, approximately 16,500 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 39,000 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 1,500 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 18,500 were filed in other states. The outstanding claims at December 31, 2017 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states where the Company's liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company's businesses arising from these defenses will not increase materially.

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

Crown Cork made cash payments of $30 million in each of the years 2017, 2016 and 2015 for asbestos-related claims including settlement payments and legal fees. These payments have reduced and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

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

As a result of the uncertainties regarding its asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future. Further information regarding Crown's Cork's asbestos-related liabilities is presented within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Critical Accounting Policies” and under Note L to the Company's audited consolidated financial statements included in this Annual Report.

Crown Holdings, Inc.

The Company has significant pension plan obligations worldwide and significant unfunded postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2017, 2016 and 2015, the Company contributed $296 million, $103 million and $79 million to its pension plans. Pension expense was $16 million in 2017 and is expected to be $4 million in 2018. A 0.25% change in the 2018 expected rate of return assumptions would change 2018 pension expense by approximately $12 million. A 0.25% change in the discount rates assumptions as of December 31, 2017 would change 2018 pension expense by approximately $4 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $18 million in 2018, $24 million in 2019, $26 million in 2020, $18 million in 2021 and $23 million in 2022. Future changes to mortality tables or other factors used to determine pension contributions could have a significant impact on the Company’s future contributions and its cash flow available for debt reduction, capital expenditures or other purposes.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company's pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations and profitability. See Note T to the Company's audited consolidated financial statements in this Annual Report. As long as the Company continues to maintain its various pension plans, the Company will continue to incur additional pension obligations. The Company's pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity and hedge funds. If the performance of plan assets does not meet the Company's assumptions or discount rates continue to decline, the Company may have to contribute additional funds to the pension plan, and its pension expense may increase. In addition, the Company's supplemental executive retirement plan and retiree medical plans are unfunded.

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the notes. In addition, as of December 31, 2017 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $168 million, based on assumptions set forth under Note T to the Company's audited consolidated financial statements in this Annual Report.

The Signode acquisition is subject to the satisfaction or waiver of a number of closing conditions, which could delay or materially adversely affect the timing of its completion, or prevent it from occurring.

Consummation of the Signode acquisition is dependent upon the satisfaction or waiver of conditions (some of which may not be waivable), including obtaining the approval of various competition authorities. In the event that these regulatory conditions are not satisfied or the satisfaction thereof is significantly delayed, it may prevent the Signode acquisition from being consummated on the anticipated timeline, or at all.

In addition to the required regulatory clearances, the Signode acquisition is subject to a number of other conditions beyond the Company's and Signode's control that may prevent, delay or otherwise materially adversely affect its communication. The Company cannot predict whether and when these other conditions will be satisfied. Delayed satisfaction of, or failure to satisfy, these conditions could cause uncertainty or other negative consequences that may materially and adversely affect the Company's performance, financial condition, results of operations, stock price and the perceived value of Signode acquisition.

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

Crown Holdings, Inc.

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

Food and beverage cans are standardized products, allowing for relatively little differentiation among competitors. This could lead to overcapacity and price competition among food and beverage can producers if capacity growth outpaced the growth in demand for food and beverage cans and overall manufacturing capacity exceeded demand. These market conditions could reduce product prices and contribute to declining revenue and net income and increasing debt balances. As a result of industry overcapacity (including in developed markets and certain emerging markets, such as China) and price competition, the Company may not be able to increase prices sufficiently to offset higher costs or to generate sufficient cash flow. The North American and Western Europe food and beverage can markets, in particular, are considered to be mature markets, characterized by slow growth and a sophisticated distribution system. In China, the current industry supply of beverage cans exceeds demand, which has resulted in pricing pressure and negative impacts on the Company's profitability. Competitive pricing pressures, overcapacity, the failure to develop new product designs and technologies for products, as well as other factors, such as consolidation among the Company's competitors, could cause the Company to lose existing business or opportunities to generate new business and could result in decreased cash flow and net income.

The Company is subject to competition from substitute products and decreases in demand for its products, which could result in lower profits and reduced cash flows.

The Company is subject to substantial competition from producers of alternative packaging made from glass, paper, flexible materials and plastic. The Company's sales depend heavily on the volumes of sales by the Company's customers in the food and beverage markets. Changes in preferences for products and packaging by consumers of prepackaged food and beverage cans significantly influence the Company's sales. Changes in packaging by the Company's customers may require the Company to re-

Crown Holdings, Inc.

tool manufacturing operations, which could require material expenditures. In addition, a decrease in the costs of, or a further increase in consumer demand for, alternative packaging could result in lower profits and reduced cash flows for the Company. For example, increases in the price of aluminum and steel and decreases in the price of plastic resin, which is a petrochemical product and may fluctuate with prices in the oil and gas market, may increase substitution of plastic food and beverage containers for metal containers or increases in the price of steel may increase substitution of aluminum packaging for aerosol products. Moreover, due to its high percentage of fixed costs, the Company may be unable to maintain its gross margin at past levels if it is not able to achieve high capacity utilization rates for its production equipment. In periods of low world-wide demand for its products or in situations where industry expansion created excess capacity, the Company experiences relatively low capacity utilization rates in its operations, which can lead to reduced margins during that period and can have an adverse effect on the Company's business.

Signode, which will become a subsidiary of the Company after the Signode acquisition is consummated, also faces substantial competition from many regional and local competitors of various sizes in the manufacture, distribution and sale of Signode's products. Signode products also compete, to some extent, with various other packaging materials, including other products made of paper, plastics, wood and various types of metal. Although Signode has long-term relationships with many of its customers, these relationships are typically not contractual. As a result, Signode customers may unilaterally reduce the purchase of Signode's products and Signode may not be able to quickly replace the revenue source, which could harm the Company's financial results after consummation of the Signode Acquisition.

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

Loss of third-party transportation providers upon whom the Company depends or increases in fuel prices could increase the Company's costs or cause a disruption in the Company's operations.

The Company depends generally upon third-party transportation providers for delivery of products to customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, decreases in the availability of vessels or increases in fuel prices, could increase Crown’s costs and disrupt Crown’s operations and its ability to service customers on a timely basis.

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

The majority of the Company's sales are to companies that have leading market positions in the sale of packaged food, beverages and household products to consumers. Although no one customer accounted for more than 10% of its net sales in the years ended 2017, 2016 or 2015, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company's net sales and net income. A continued consolidation of the Company's customers could exacerbate any such loss.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company's operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to operating permit, treatment, storage and disposal of waste, the use of chemicals in the Company's products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company's operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials and confirmed in a January 2010 update that studies employing standardized toxicity tests have supported the safety of current low levels of human exposure to bisphenol-A, the FDA in that January 2010 update noted that more research was needed, and further suggested reasonable steps to reduce exposure to bisphenol-A. The FDA subsequently entered into a consent decree under which it agreed to issue, by March 31, 2012, a final decision on a citizen’s petition requesting the agency take further regulatory steps with regard to bisphenol-A. On March 30, 2012, the FDA denied the request, responding, in part, that the appropriate course of action was to continue scientific study and review of all new evidence regarding the safety of bisphenol-A. In March 2010, the EPA issued an action plan for bisphenol-A, which includes, among other things, consideration of whether to add bisphenol-A to the chemical concern list on the basis of potential environmental effects and use of the EPA’s Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Moreover, certain U.S. Congressional bodies, states and municipalities, as well as certain foreign nations and some member states of the European Union, such as Denmark, Belgium and France, have considered, proposed or already passed legislation banning or suspending the use of bisphenol-A in certain products or requiring warnings regarding bisphenol-A. In July 2012, the FDA banned the use of bisphenol-A in baby bottles and children’s drinking cups, and in July 2013, the FDA banned the use of bisphenol-A in epoxy resins that coat infant formula cans. In France, the production, importation, exportation and the placement on the market of baby bottles containing bisphenol-A was suspended by a law of 2010. This suspension was extended in 2013 to packaging and utensils for food intended for children under 3 and in 2015 to packaging and utensils for all other foods. Following a decision of the French Constitutional Court, the suspension is currently limited to the importation and the placement on the market of those packaging and utensils containing bisphenol-A. The law also includes certain product labeling requirements. More generally, France is very attentive to the issue of endocrine disruptors and food safety (e.g. Food Conference in 2017 (Etats généraux de l’alimentation)). In the first quarter of 2014, the European Food Safety Authority recommended that the tolerable daily intake of bisphenol-A be lowered. Further, the U.S. or additional international, federal, state or other regulatory authorities could restrict or prohibit the use of bisphenol-A in the future. For example, in 2015, the State of California declared bisphenol-A a reproductive system hazard and listed BPA as a hazardous chemical under California’s Safe Water and Toxic Environment Act, which may trigger a requirement to include warning labels on consumer items containing bisphenol-A. In addition, recent public reports, litigation and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company's products and adversely impact sales or otherwise disrupt the Company's business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

Also, for example, future restrictions in some jurisdictions on air emissions of volatile organic compounds and the use of certain paint and lacquering ingredients may require the Company to employ additional control equipment or process modifications. The Company’s operations and properties, both in the United States and abroad, must comply with these laws and regulations. In addition, a number of governmental authorities in the United States and abroad have introduced or are contemplating enacting legal requirements, including emissions limitations, cap and trade systems or mandated changes in energy consumption, in response to the potential impacts of climate change. Given the wide range of potential future climate change regulations in the jurisdictions in which the Company operates, the potential impact to the Company's operations is uncertain. In addition, the potential impact of climate change on the Company's operations is highly uncertain. The impact of climate change may vary by geographic location and other circumstances, including weather patterns and any impact to natural resources such as water.

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

Impairment of the Company's goodwill would require a write down of goodwill, which would reduce the Company's net income in the period of any such write down. At December 31, 2017, the carrying value of the Company's goodwill was $3,046 million. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

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

A significant portion of the Company's workforce is unionized and a prolonged work stoppage or strike at any facility with unionized employees could increase its costs and prevent the Company from supplying its customers. In addition, upon the expiration of existing collective bargaining agreements, the Company may not reach new agreements without union action in certain jurisdictions and any such new agreements may not be on terms satisfactory to the Company. If the Company is unable to negotiate acceptable collective bargaining agreements, it may become subject to union-initiated work stoppages, including strikes. Moreover,   additional groups of currently non-unionized employees may seek union representation in the future. The National Labor Relations Board (“NLRB”) has adopted new regulations concerning the procedures for conducting employee representation elections that could make it significantly easier for labor organizations to prevail in elections. The regulations became effective on April 14, 2015, although court challenges to those regulations remain pending.

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

Additionally, Signode will become a subsidiary of the Company after the Signode acquisition is consummated. Some of Signode's products are relied upon by customers or end users in their facilities or operations, or are manufactured for relatively broad industrial , transportation or consumer use. The Company faces an inherent risk of exposure to claims and damage to its reputation or brands in the event that the failure, use or misuse of Signode's products results, or is alleged to result, in death, bodily injury, property damage or economic loss. For instance, Signode products may fail while being used to transport heavy, industrial equipment. A successful product liability claim or series of claims against Signode, or a significant warranty claim or series of claims against Signode, could have a material adverse effect on the Company after consummation of the Signode Acquisition.

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including one of the Company’s German subsidiaries. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the market for the supply of metal packaging products. The FCO’s investigation is ongoing. To date, the FCO has not officially charged the Company or any of its subsidiaries with any violations of competition law. The Company has conducted an internal investigation into the matter and has discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company is cooperating with the FCO and submitted a leniency application which disclosed the findings of its internal investigation to date and which may lead to the reduction of penalties that the FCO may impose. If the FCO finds that the Company or any of its subsidiaries violated competition law, the FCO has wide discretion to levy fines. At this stage of the investigation the Company believes that a loss is probable. The Company is unable to predict the ultimate outcome of the FCO’s investigation and any additional losses that could be incurred, which could be material to the Company’s operating results and cash flows for the periods in which they are resolved or become reasonably estimable.

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

Crown Holdings, Inc.

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

On June 23, 2016, the United Kingdom (the “U.K.”) voted to leave the European Union (“E.U.”) (commonly referred to as “Brexit”). On March 29, 2017, the U.K. Prime Minister triggered Article 50 of the Treaty on European Union (“Article 50”) by formally notifying the European Council of the United Kingdom’s intention to leave the European Union. Article 50 provides that the European Union shall negotiate and conclude a withdrawal agreement with the withdrawing member state within two years of that member state triggering Article 50, unless such period is extended by the remaining E.U. member states, acting unanimously, in agreement with the withdrawing member state. The United Kingdom’s decision to leave the E.U. has caused, and is anticipated to continue to cause, significant disruptions to and uncertainty on the European and worldwide financial markets, including volatility in the value of the euro and pounds sterling. Until the terms of the U.K.‘s withdrawal from the E.U. are clearer, it is not possible to determine what effect Brexit may have on the Company's business. Accordingly, Brexit could adversely affect the Company's business, results of operations, financial condition and cash flows, and could negatively impact the value of the notes.

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

The Company continues to evaluate the effect of recently enacted changes to the U.S. tax laws.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law by President Trump. The Tax Act contains significant changes to U.S. corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense, net of interest income, to 30% of a U.S. corporation’s adjusted taxable income, one time taxation of unremitted earnings of non-U.S. subsidiaries at either a 15.5% rate for earnings represented by cash or cash equivalents or an 8% rate for earnings invested in non-cash assets even if not repatriated, and elimination of U.S. tax on earnings of non-U.S. subsidiaries (other than with respect to certain income of non-U.S. subsidiaries).

Crown Holdings, Inc.

As a result of the Tax Act, the Company recorded a provisional tax charge of $177 for the year-ended December 31, 2017. The amount of the charge is subject to further analysis and is expected to be determined during 2018. In addition, the Tax Act is expected to impact the Company's future financial results, including as a result of the reduction in the U.S. corporate tax rate and the limitation on tax deductions for interest expense.

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

Crown Holdings, Inc.

The loss of the Company's intellectual property rights may negatively impact its ability to compete.

If the Company is unable to maintain the proprietary nature of its technologies, its competitors may use its technologies to compete with it. The Company has a number of patents covering various aspects of its products, including its SuperEnd® beverage can end, whose primary patent expired in 2016, Easylift™ full aperture steel food can ends, PeelSeam™ and PeelFit™ flexible lidding and Ideal™ product line. The Company's patents may not withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products or infringe upon the Company's patents. Moreover, the costs of litigation to defend the Company's patents could be substantial and may outweigh the benefits of enforcing its rights under its patents. The Company markets its products internationally and the patent laws of foreign countries may offer less protection than the patent laws of the United States. Not all of the Company's domestic patents have been registered in other countries. The Company also relies on trade secrets, know-how and other unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. In addition, the Company has from time to time received letters from third parties suggesting that it may be infringing on their intellectual property rights, and third parties may bring infringement suits against the Company, which could result in the Company needing to seek licenses from these third parties or refraining altogether from use of the claimed technology.

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

As of December 31, 2017, the Company operated 143 manufacturing facilities of which 24 were leased. The Company has three divisions, defined geographically, within which it manufactures and markets its products. The Americas Division had 50 operating facilities of which 8 were leased. Within the Americas Division, 31 facilities operated in the U.S. of which 6 were leased. The European Division had 61 operating facilities of which 12 were leased and the Asia Pacific Division had 29 operating facilities of which 3 were leased. The Company also had three canmaking equipment and spare part operations in the U.S. and the U.K., one of which was a leased facility. Certain leases provide renewal or purchase options. The principal manufacturing facilities at December 31, 2017 are listed below and are grouped by product and by division.

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

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities. The Company has also opened new facilities to meet increases in market demand for its products. These actions reflect the Company’s continued commitment to realign manufacturing facilities to maintain its competitive position in its markets. The Company continually reviews its operations and evaluates strategic opportunities. The list below includes a U.S. beverage can facility and a promotional packaging facility in

Crown Holdings, Inc.

Europe which will be closed in 2018. Further discussion of the Company’s recent restructuring actions is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Provision for Restructuring,” and under Note N to the consolidated financial statements.

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

Crown Holdings, Inc.

	Americas		Europe		Asia Pacific
Beverage and Closures	Kankakee, IL	Estancia, Brazil	Custines, France	Sevilla, Spain	Phnom Penh, Cambodia (2)
	Lawrence, MA	Manaus, Brazil	Korinthos, Greece	El Agba, Tunisia	Sihanoukville, Cambodia
	Mankato, MN	Ponta Grossa, Brazil	Patras, Greece	Izmit, Turkey	Huizhou, China
	Batesville, MS	Calgary, Canada	Amman, Jordan	Osmaniye, Turkey	Hangzhou, China
	Nichols, NY	Weston, Canada	Dammam, Saudi Arabia	Dubai, UAE	Heshan, China
	Dayton, OH	Santafe de Bogota,	Jeddah, Saudi Arabia	Botcherby, UK	Putian, China
	Cheraw, SC	Colombia	Kosice, Slovakia	Braunstone, UK	Ziyang, China
	Conroe, TX	Chihuahua, Mexico	Agoncillo, Spain		Karawang, Indonesia
	Fort Bend, TX	Ensenada, Mexico			Bangi, Malaysia
	Winchester, VA	Guadalajara,			Singapore
	Olympia, WA	Mexico			Nong Khae, Thailand
	La Crosse, WI	Monterrey, Mexico (2)			Danang, Vietnam
	Worland, WY	Orizaba, Mexico			Dong Nai, Vietnam
	Cabreuva, Brazil	Toluca, Mexico			Hanoi, Vietnam
	Teresina, Brazil				Ho Chi Minh City, Vietnam

	Winter Garden, FL	Hanover, PA	Carpentras, France	Abidjan, Ivory Coast	Bangpoo, Thailand
Food and Closures	Owatonna, MN	Suffolk, VA	Chatillon-sur-Seine, France	Toamasina, Madagascar	Hat Yai, Thailand
	Omaha, NE	Seattle, WA	Concarneau, France	Agadir, Morocco	Nakhon Pathom, Thailand
	Lancaster, OH	Oshkosh, WI	Laon, France	Casablanca, Morocco	Samrong, Thailand
	Massillon, OH	Kingston, Jamaica	Nantes, France	Goleniow, Poland	Songkhla, Thailand
	Mill Park, OH	La Villa, Mexico	Outreau, France	Pruszcz, Poland
	Connellsville, PA	Barbados, West Indies	Perigueux, France	Alcochete, Portugal
			Lubeck, Germany	Novotitarovskaya,
			Mühldorf, Germany	Russia
			Seesen, Germany (2)	Timashevsk, Russia
			Thessaloniki, Greece	Aldeanuevra De Ebro, Spain
			Tema, Ghana	Las Torres De Cotillas,
			Kornye, Hungary	Spain
			Nagykoros, Hungary	Llanera, Spain
			Athy, Ireland	Merida, Spain
			Aprilia, Italy	Osuna, Spain
			Battipaglia, Italy	Pontavedra, Spain
			Calerno S. Ilario d’Enza,	Sevilla, Spain
			Italy	Karacabey, Turkey
			Nocera Superiore, Italy	Wisbech, UK
Parma, Italy

Aerosol	Alsip, IL	Faribault, MN	Spilamberto, Italy (2)	Sutton, UK
	Decatur, IL	Spartanburg, SC

Specialty	Belcamp, MD		Vourles, France	Carlisle, UK	Huizhou, China
Packaging			Hoorn, Netherlands	Mansfield, UK	Kunshan, China
Qingdao Chengyan, China
Shanghai, China
Tianjin, China
Tongxiang, China
Singapore
Binh Duong, Vietnam

Canmaking	Norwalk, CT	Chippewa Falls, WI	Shipley, UK (2)
Equipment	Trevose, PA	Acayucan, Mexico
and Other

Crown Holdings, Inc.

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork & Seal Company, Inc., a wholly-owned subsidiary of the Company (“Crown Cork”), is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2017, the accrual for pending and future asbestos claims and related legal costs that are probable and estimable was $315 million.

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

The Registrant’s common stock is listed on the New York Stock Exchange. On February 22, 2018 there were 3,524 registered shareholders of the Registrant’s common stock, including 1,212 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2017 is set forth in Part II of this Annual Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth under Note O to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Quarterly Stock Prices

Quarterly prices for the Company's common stock, as reported on the New York Stock Exchange composite tape, in 2017 and 2016 were:

(in millions)	2017				2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$54.73	$59.66	$61.17	$60.91	$50.48	$55.44	$57.46	$57.49
Low	52.48	52.52	56.96	55.84	43.30	48.28	49.14	51.57

Issuer Purchases of Equity Securities

There were no purchases of Company's equity securities or shares surrendered to cover taxes on the vesting of restricted stock during the three months ended December 31, 2017.

Crown Holdings, Inc.

In December 2016, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1 billion of the Company's common stock through the end of 2019. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of December 31, 2017, $669 million of the Company’s outstanding common stock may be repurchased under the program.

COMPARATIVE STOCK PERFORMANCE (a)
Comparison of Five-Year Cumulative Total Return (b)
Crown Holdings, S&P 500 Index, Dow Jones U.S. Containers & Packaging Index (c)

December 31,	2012	2013	2014	2015	2016	2017
Crown Holdings	$100	$121	$138	$138	$143	$153
S&P 500 Index	100	132	151	153	171	208
Dow Jones U.S. Containers & Packaging Index	100	141	161	154	184	219

(a)
The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company's filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(b)	Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2012 and that all dividends were reinvested.

(c) Industry index is weighted by market capitalization and, as of December 31, 2017, was composed of Crown Holdings, AptarGroup, Avery Dennison, Ball, Bemis, Berry Plastics, Graphic Packaging, International Paper, Owens-Illinois, Packaging Corp. of America, Sealed Air, Silgan, Sonoco and WestRock.

Crown Holdings, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2017	2016	2015 (a)	2014 (b)	2013
Summary of Operations
Net sales	$8,698	$8,284	$8,762	$9,097	$8,656
Cost of products sold, excluding depreciation and amortization	6,952	6,583	7,116	7,525	7,180
Depreciation and amortization	247	247	237	190	134
Selling and administrative expense	371	368	390	398	425
Provision for asbestos	3	21	26	40	52
Restructuring and other	48	44	66	129	34
Loss from early extinguishments of debt	7	37	9	34	41
Interest expense, net of interest income	237	231	259	246	231
Foreign exchange	4	(16)	20	14	3
Income before income taxes and equity earnings	829	769	639	521	556
Provision for income taxes	401	186	178	43	141
Net income	428	583	461	478	415
Net income attributable to noncontrolling interests	(105)	(87)	(68)	(88)	(104)
Net income attributable to Crown Holdings	$323	$496	$393	$390	$311

Financial Position at December 31
Working capital	$(176)	$(55)	$141	$695	$256
Total assets	10,663	9,599	10,050	9,673	8,025
Total cash and cash equivalents	424	559	717	965	689
Total debt	5,343	4,911	5,518	5,194	3,805
Total equity	923	668	385	337	236

Common Share Data (dollars per share)
Earnings:
Basic	$2.39	$3.58	$2.85	$2.84	$2.23
Diluted	2.38	3.56	2.82	2.82	2.21

Market price on December 31	56.25	52.57	50.70	50.90	44.57

Number of shares outstanding at year-end	134.3	139.8	139.4	139.0	138.2
Average shares outstanding
Basic	135.3	138.5	137.9	137.2	139.5
Diluted	135.6	139.3	139.1	138.5	140.7

Other
Capital expenditures	$498	$473	$354	$328	$275

(a) Includes the results of the Empaque acquisition from February 18, 2015 through December 31, 2015.
(b) Includes the results of the Mivisa acquisition from April 23, 2014 through December 31, 2014.

Crown Holdings, Inc.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the three-year period ended December 31, 2017. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

BUSINESS STRATEGY AND TRENDS

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In December 2017, the Company announced that it has entered into an agreement to acquire Signode Industrial Group, a leading global provider of transit packaging systems and solutions, for cash consideration of $3.91 billion. With the acquisition, the Company will add a portfolio of premier transit and protective packaging franchises to its existing metal packaging businesses, thereby broadening and diversifying its customer base and significantly increasing cash flow.

The Company's global beverage can business continues to be a major strategic focus for organic growth. For several years, global industry demand for beverage cans has been growing and this is expected to continue in the coming years. While emerging markets such as Southeast Asia and Mexico have experienced higher growth rates due to rising per capita incomes and accompanying increases in beverage consumption, the more mature economies in Europe and North America have also seen market expansion. This is being propelled by the growth of beverages such as energy drinks, teas, juices, sparkling waters and craft beer and an increased preference for cans over certain other forms of beverage packaging. In addition, the Company's acquisition of Empaque in 2015 significantly increased its strategic position in beverage cans and its presence in the growing Mexican market.

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

Through 2020, the Company's primary capital allocation focus will be to reduce leverage, as was successfully accomplished following the Mivisa and Empaque acquisitions.

RESULTS OF OPERATIONS

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure generally defined by the Company as income from operations adjusted to add back provisions for asbestos and restructuring and other, the impact of fair value adjustments related to the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European segments, the Brazilian real, Canadian dollar and Mexican peso in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

Crown Holdings, Inc.

NET SALES AND SEGMENT INCOME

	2017	2016	2015
Net sales	$8,698	$8,284	$8,762
Beverage cans and ends as a percentage of net sales	58%	58%	57%
Food cans and ends as a percentage of net sales	27%	27%	28%

Year ended December 31, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher raw material costs, higher global beverage and food can sales unit volumes and the impact of foreign currency translation. Net sales would have been $19 lower using exchange rates in effect during 2016.

Year ended December 31, 2016 compared to 2015

Net sales decreased primarily due to the impact of foreign currency translation and the pass-through of lower raw material costs. Net sales would have been $277 higher using exchange rates in effect during 2015.

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

In December 2016, the Company began commercial production at a new beverage can plant in Monterrey, Mexico that is capable of producing multiple can sizes. Additionally, in the first half of 2017, the Company began commercial shipments from its new beverage can plant in Nichols, New York. In addition to enhancing the Company's presence in specialty beverage can sizes, the plant provides an attractive cost platform, including reduced freight, from which to serve customers in the northeastern region of the U.S. and eastern region of Canada. In June 2017, the company completed a capacity expansion project in Colombia. In January 2018, the Company commenced operations in a new glass bottle facility in Chihuahua, Mexico to serve the expanding beer market in the northern part of the country.

Net sales and segment income in the Americas Beverage segment were as follows:

	2017	2016	2015
Net sales	$2,928	$2,757	$2,771
Segment income	474	456	427

Year ended December 31, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher aluminum costs of $135 and a 3% increase in sales unit volumes.

Segment income increased primarily due to higher sales unit volumes and geographic mix, partially offset by $10 of incremental start-up costs associated with the Company's new facility in Nichols, New York.

The Company announced plans to close a U.S. beverage can facility in 2018 in an effort to reduce costs by eliminating excess capacity and consolidating manufacturing processes. The Company expects this action to result in annual cost savings of approximately $10 when completed in 2018 but there can be no assurances these pre-tax savings will be realized.

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

Net sales and segment income in the North America Food segment were as follows:

	2017	2016	2015
Net sales	$679	$652	$680
Segment income	71	69	86

Year ended December 31, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher tinplate costs and 5% higher sales unit volumes. Segment income increased primarily due to product mix.

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

In the fourth quarter of 2016, a second line at the Osmaniye, Turkey plant began commercial production in response to growing demand for multiple can sizes. In addition, the Company completed the conversion of its plant in Custines, France, from steel to aluminum with the start-up of the second line in April 2017. The Company has also announced plans to construct a new plant in the Valencia region of Spain which will facilitate the conversion from steel to aluminum beverage cans. Production is expected to commence during the fourth quarter of 2018.

Net sales and segment income in the European Beverage segment were as follows:

	2017	2016	2015
Net sales	$1,457	$1,420	$1,504
Segment income	239	243	228

Year ended December 31, 2017 compared to 2016

Net sales increased primarily due to 2% higher sales unit volumes, with higher volumes in Europe partially offset by lower volumes in the Middle East, and the pass-through of higher aluminum costs.

Segment income decreased primarily due to lower sales in the Middle East being partially offset by higher sales unit volumes in Europe.

Crown Holdings, Inc.

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

European Food

The European Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the European Food segment were as follows:

	2017	2016	2015
Net sales	$1,935	$1,855	$1,984
Segment income	247	244	246

Year ended December 31, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher tinplate costs and the impact of foreign currency translation partially offset by the negative impact of product mix. Net sales would have been $26 lower using exchange rates in effect during 2016.

Segment income was comparable to 2016 as benefits from foreign currency translation, prior year restructuring actions and improved cost performance offset the negative impact of product mix. Segment income would have been $5 lower using exchange rates in effect during 2016.

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

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. The Company's third beverage can plant in Cambodia began commercial production in the second quarter of 2016. The Company's new beverage can facility in Jakarta, Indonesia, and a second line at its beverage can plant in Danang, Vietnam, began commercial production in June and October 2017. In addition, a new beverage can plant in Yangon, Myanmar is scheduled for start-up in the first half of 2018. The Company also announced the closure of its Shanghai and Beijing beverage can facilities in 2016 and 2017 in an effort to reduce costs by consolidating the manufacturing processes in China.

Net sales and segment income in the Asia Pacific segment were as follows:

	2017	2016	2015
Net sales	$1,177	$1,116	$1,202
Segment income	168	152	145

Crown Holdings, Inc.

Year ended December 31, 2017 compared to 2016

Net sales increased primarily due to 11% higher sales unit volume in Southeast Asia partially offset by a sales unit volume decrease related to the closure of the Shanghai and Beijing beverage can facilities.

Segment income increased primarily due to increased sales unit volumes and cost reductions related to the closure of the Shanghai and Beijing beverage can facilities, partially offset by higher raw material costs.

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

Non-reportable Segments

The Company's non-reportable segments include its European aerosol can and promotional packaging business, its North American aerosol can business and its tooling and equipment operations in the U.S. and U.K. In recent years, the Company's aerosol can and promotional packaging businesses have experienced slightly declining volumes. In 2015, the Company completed the sale of four of its European industrial specialty packaging plants.

Net sales and segment income in non-reportable segments were as follows:

	2017	2016	2015
Net sales	$522	$484	$621
Segment income	68	70	83

Year ended December 31, 2017 compared to 2016

Net sales increased primarily due to the pass-through of higher tinplate costs in the Company's global aerosol businesses. Segment income was comparable.

The Company announced the closure of a promotional packaging facility in Europe in an effort to reduce cost. The Company expects this action to result in annual cost savings of approximately $5 when completed in 2018 but there can be no assurance that these pre-tax savings will be realized.

Year ended December 31, 2016 compared to 2015

Net sales decreased primarily due to $46 from lower equipment sales, $45 from the divestiture of certain operations within the Company's European aerosol and promotional packaging businesses in 2015, $20 from lower selling prices in the Company's aerosol and promotional packaging businesses, including the pass-through of lower tinplate prices, and the impact of foreign currency translation. Net sales would have been $20 higher using exchange rates in effect during 2015.

Segment income decreased primarily due to $7 from lower sales in the Company's North America aerosol can business and the impact of foreign currency translation. Segment income would have been $6 higher using exchange rates in effect during 2015.

Corporate and unallocated

	2017	2016	2015
Corporate and unallocated	$(139)	$(148)	$(196)

Corporate and unallocated items decreased in 2017 compared to 2016 primarily due to $12 of lower pension costs and lower technology and other general corporate costs. The decrease was partially offset by a benefit of $8 due to the timing impact of hedge ineffectiveness in 2016 that did not recur in 2017.

Crown Holdings, Inc.

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

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold (excluding depreciation and amortization) increased from $6,583 in 2016 to $6,952 in 2017 primarily due to the impact of higher raw material costs.

Cost of products sold (excluding depreciation and amortization) decreased from $7,116 in 2015 to $6,583 in 2016 primarily due to the impact of foreign currency translation and lower raw material costs partially offset by the impact of the Empaque acquisition. Cost of products sold would have been $214 higher using exchange rates in effect during 2015.

Cost of products sold (excluding depreciation and amortization) as a percentage of net sales was 80% in 2017, 79% in 2016 and 81% in 2015.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was $247 in both 2017 and 2016.

Depreciation and amortization increased from $237 in 2015 to $247 in 2016 primarily due to the impact of recent capacity expansion and depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisition of Empaque in 2015, partially offset by favorable currency translation.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense increased from $368 in 2016 to $371 in 2017 primarily due to higher general corporate costs.

Selling and administrative expense decreased from $390 in 2015 to $368 in 2016 primarily due to $12 from the impact of foreign currency translation and $7 from lower stock-compensation expense.

PROVISION FOR ASBESTOS

Crown Cork & Seal Company, Inc. is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. During 2017, 2016 and 2015 the Company recorded charges of $3, $21 and $26 to increase its accrual for asbestos-related costs and made asbestos-related payments of $30 in each year. The Company currently expects 2018 payments to be approximately $30. See Note L to the consolidated financial statements for additional information regarding the provision for asbestos-related costs. Also see the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to asbestos liabilities.

INTEREST EXPENSE

For the year ended December 31, 2017 compared to 2016, interest expense increased from $243 to $252 primarily due to increased average borrowing rates.

For the year ended December 31, 2016 compared to 2015, interest expense decreased from $270 to $243 primarily due to lower average debt outstanding.

TAXES ON INCOME

The Company's effective income tax rates were as follows:

	2017	2016	2015
Income before income taxes	$829	$769	$639
Provision for income taxes	401	186	178
Effective income tax rate	48.4%	24.1%	27.9%

Crown Holdings, Inc.

The higher effective tax rate in 2017 was primarily due to a net charge of $177 to recognize the provisional impact of the new U.S. federal tax reform legislation. The Tax Act imposed a limitation on the tax deduction for interest expense , net of interest income, to 30% of a U.S. corporation's adjusted taxable income. The Tax Act also changes certain provisions related to the taxation of non-U.S. subsidiary earnings. As a result, beginning in 2018, the Company will no longer record U.S. federal income tax on its share of foreign subsidiaries (except for certain categories of passive and intangible income), nor will the Company record a benefit for foreign tax credits related to that income. The Company does not believe these changes will have a material effect on its effective tax rate.

The low effective tax rate in 2016 was primarily due to a benefit of $31 from the release of the valuation allowance against the Company's net deferred tax assets in Canada.

For additional information regarding income taxes, see Note U to the consolidated financial statements and the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to valuation allowances.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests increased from $68 in 2015 to $87 in 2016 and $105 in 2017 primarily due to higher earnings in the Company's beverage can operations in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities decreased from $930 in 2016 to $760 in 2017 primarily due to higher pension contributions, including a voluntary contribution to the Company's U.K. defined benefit pension plan, and lower contributions from working capital partially offset by higher operating income.

Receivables increased from $865 in 2016 to $1,041 in 2017 primarily due to increased sales unit volumes and the impact of foreign currency translation. Days sales outstanding for trade receivables increased from 32 in 2016 to 34 in 2017.

Inventories increased from $1,245 in 2016 to $1,385 in 2017 primarily due to the impact of foreign currency translation and higher raw material costs. Inventory turnover was 66 days at December 31, 2016 compared to 67 days at December 31, 2017.

The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.

Accounts payable and accrued liabilities increased from $2,702 in 2016 to $3,124 in 2017 primarily due to higher raw material costs and the impact of foreign currency translation. Days outstanding for trade payables increased from 102 days at December 31, 2016 to 119 days at December 31, 2017 primarily due to higher raw material costs.

INVESTING ACTIVITIES

Cash used for investing activities increased from $442 in 2016 to $509 in 2017 primarily due to an increase in capital expenditures. The Company currently expects capital expenditures in 2018 of approximately $425.

At December 31, 2017, the Company had $130 of capital commitments, primarily related to its Europe Beverage segment. The Company expects to fund these commitments primarily through cash generated from operations.

FINANCING ACTIVITIES

Financing activities used cash of $400 in 2017 primarily due to purchases of the Company's common stock.

Financing activities used cash of $616 in 2016 primarily due to repayments of debt.

Crown Holdings, Inc.

LIQUIDITY

As of December 31, 2017, $347 of the Company's $424 in cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $175 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, the Company is still evaluating the impact of the Tax Act. If such earnings were repatriated the Company may be required to record incremental foreign taxes on the repatriated funds.

The Company funds its worldwide cash needs through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring facilities. As of December 31, 2017, the Company had available capacity of $1,236 under its revolving credit facilities. The Company could have borrowed this amount at December 31, 2017 and would still be in compliance with its leverage ratio covenants.

The ratio of total debt, less cash and cash equivalents, to total capitalization was 84.2% and 86.7% at December 31, 2017 and 2016. Total capitalization is defined by the Company as total debt plus total equity, less cash and cash equivalents.

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

The Company’s revolving credit facility and term loans also contain a net leverage ratio covenant. The total net leverage ratio is calculated as total net debt divided by Adjusted EBITDA. Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Adjusted EBITDA is calculated as the sum of net income attributable to Crown Holdings, net income attributable to noncontrolling interests, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 3.55 to 1.0 at December 31, 2017 was in compliance with the covenant requiring a ratio no greater than 4.50 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Adjusted EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities, term loan facilities and farm credit facility.

The Company’s current sources of liquidity include securitization facilities with program limits that expire as follows: $350 in December 2018 and $175 in December 2019. Additional sources of liquidity include borrowings that mature as follows: its $1,400 revolving credit facilities in April 2022; its €650 ($781 at December 31, 2017) 4.0% senior notes in July 2022; its $1,000 4.50% senior notes in January 2023; its €600 ($720 at December 31, 2017) 2.625% senior notes in September 2024; its €600 ($720 at December 31, 2017) 3.375% senior notes in May 2025; its $400 4.25% senior notes in September 2026; its $350 7.375% senior notes in December 2026; its $40 7.5% senior notes in December 2096; and its $130 of other indebtedness in various currencies at various dates through 2036. In addition, the Company's term loan and farm credit facilities mature as follows: $32 in December 2018, $47 in December 2019, $54 in both December 2020 and December 2021 and $878 in December 2022.

Crown Holdings, Inc.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2017 are summarized in the table below.

	Payments Due by Period
	2018	2019	2020	2021	2022	2023 & after	Total
Long-term debt	$64	$72	$77	$63	$1,789	$3,255	$5,320
Interest on long-term debt	201	199	196	193	192	135	1,116
Operating leases	44	32	24	17	12	67	196
Projected pension contributions	18	24	26	18	23	—	109
Postretirement obligations	14	14	14	13	13	56	124
Purchase obligations	3,259	1,005	748	417	21	—	5,450
Total contractual cash obligations	$3,600	$1,346	$1,085	$721	$2,050	$3,513	$12,315

All amounts due in foreign currencies are translated at exchange rates as of December 31, 2017.

The Company expects to fund its obligations through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs.

Aggregate maturities of long-term debt, including capital lease obligations, for the five years subsequent to 2017 exclude unamortized discounts and debt issuance costs.

Interest on long-term debt is presented through 2023 only and represents the interest that will accrue by year based on debt outstanding and interest rates in effect as of December 31, 2017.

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

Purchase obligations include commitments for raw materials and utilities at December 31, 2017. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

The table above excludes $29 of liabilities for unrecognized tax benefits because the Company is unable to estimate when these amounts may be paid, if at all. See Note U to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

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

The table below provides information in U.S. dollars as of December 31, 2017 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
U.S. dollars/Euro	$48	$(1)	1.19
Sterling/Euro	291	3	0.90
Euro/Sterling	629	(1)	1.12
Euro/U.S. dollars	225	4	0.84
U.S. dollars/Sterling	9	—	1.34
Sterling/U.S. dollars	13	—	0.76
Singapore dollars/U.S. dollars	41	—	1.35
Polish Zloty/Euro	4	—	4.48
U.S. dollars/Turkish Lira	5	—	0.29
Turkish Lira/U.S. dollars	5	(1)	3.17
Euro/Singapore dollars	90	1	0.63
Euro/Polish Zloty	56	(1)	0.24
	$1,416	$4

At December 31, 2017, the Company had additional contracts with an aggregate notional value of $83 to purchase or sell other currencies, primarily Asian currencies, including the Malaysian Ringgit, Thai Baht, Japanese Yen, and Hong Kong Dollar; European currencies, including the Hungarian Florint; the South African Rand; and the Canadian Dollar. The aggregate fair value of these contracts was a loss of less than $1.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s debt obligations as of December 31, 2017. Interest rates represent the rates in effect as of December 31, 2017.

	Year of Maturity
Debt	2018	2019	2020	2021	2022	Thereafter
Fixed rate	$30	$22	$21	$7	$787	$3,247
Average interest rate	5.3%	5.6%	5.6%	5.8%	4.0%	4.2%
Variable rate	$34	$50	$56	56	1,002	8
Average interest rate	2.6%	2.6%	2.6%	2.6%	2.5%	1.7%

Total future payments at December 31, 2017 include $2,658 of U.S. dollar-denominated debt, $2,591 of euro-denominated debt and $141 of debt denominated in other currencies.

The Company uses various raw materials, such as steel and aluminum in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2017, consumption of steel and aluminum represented 21% and 42% of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The Company may, however, be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term. As of December 31, 2017, the Company had forward commodity contracts to hedge aluminum price fluctuations with a notional value of $297 and a net gain of $34. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities.

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

INFLATION

Certain of the Company's sales contracts contain non-metal pass-through provisions that include annual selling price adjustments based on a producer price index. In certain years the referenced index would be negative, requiring the Company to reduce its selling prices while its actual costs may have increased.

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

Outstanding claims used in the accrual calculation are adjusted for factors such as claims filed in those states where the Company’s liability is limited by statute, claims alleging first exposure to asbestos after 1964 which are assumed to have no value and claims which are unlikely to ever be paid and are assumed to have a reduced or nominal value based on the length of time outstanding. Projected future claims are calculated based on actual data for the most recent five years and are adjusted to account for the expectation that a percentage of these claims will never be paid. Outstanding and projected claims are multiplied by the average settlement cost of claims for the most recent five years. As claims are not submitted or settled evenly throughout the year, it is difficult to predict at any time during the year whether the number of claims or average settlement cost over the five year period ending December 31 of such year will increase compared to the prior five year period.

In 2017, the Company recorded a charge of $3 to increase its asbestos liability compared to charges of $21 in 2016 and $26 in 2015. The charge in 2017 was primarily to increase the Company's accrual due to an increase in projected claims. The charge in 2016 was primarily due to an increase in projected claims and higher average settlement costs per claim. The five year average settlement cost per claim increased from $13,000 in 2015 to $13,800 in 2016 and remained at $13,800 in 2017.

Crown Cork's experience continues to be settling a higher percentage of claims alleging serious disease (primarily mesothelioma) which are settled at higher dollar amounts. Accordingly, a higher percentage of claims projected into the future continue to relate to serious diseases and are therefore valued at higher dollar amounts. For example, in each of the years 2017, 2016 and 2015, of the projected claims related to claimants alleging first exposure to asbestos before or during 1964 and filed in states that have not enacted asbestos legislation, approximately 60% relate to claims alleging serious diseases such as mesothelioma.

If the trend of settling a higher percentage of claims alleging serious disease (primarily mesothelioma) at higher dollar amounts.
continues, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company will record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2017 by $32. A 10% increase in these two factors at the same time would increase the estimated liability at December 31, 2017 by $66. A 10% decrease in these two factors at the same time would decrease the estimated liability at December 31, 2017 by $60.

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

Crown Holdings, Inc.

The terminal value at the end of five years is the product of forecasted Adjusted EBITDA at the end of the five year period and the trading multiple. The Company used an EBITDA multiple of 8.0 times and a discount rate of 7.25% based on the weighted average cost of capital of companies in the packaging industry.

The Company completed its annual review for 2017 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur. Based upon the Company’s qualitative and quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, the Company did not have any reporting unit whose fair value did not materially exceed its carrying value except for the North America Food reporting unit discussed below.

As of October 1, 2017, the estimated fair value of the North America Food reporting unit, using the methods and assumptions described above, was 63% higher than its carrying value, and the reporting unit had $117 of goodwill. The maximum potential effect of weighting the two valuation methods other than equally would have been to increase or decrease the estimated fair value by $18. Assuming all other factors remain the same, a $1 change in forecasted annual Adjusted EBITDA changes the excess of estimated fair value over carrying value by $8; a change of 0.5 in the assumed EBITDA multiple changes the excess of estimated fair value over carrying value by $22; and an increase in the discount rate from 7.25% to 8.25% changes the excess of estimated fair value over carrying value by $9. Under each of these scenarios, the reporting unit's fair value exceeded its carrying value. If Adjusted EBITDA decreased by 38% the fair value of the reporting unit would approximate carrying value.

This reporting unit operates in a low-growth environment with multiple competitors, which could result in lower selling prices. In addition, shifts in consumer demand could result in lower volumes. While the Company believes current Adjusted EBITDA projections are reasonable, the reporting unit's ability to maintain or grow Adjusted EBITDA could be negatively impacted by the above factors. To the extent future operating results were to decline causing the estimated fair value to fall below carrying value, it is possible that an impairment charge of up to $117 for North America Food could be recorded.
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

The Company had a deferred tax asset of $56 related to French tax loss carryforwards which do not expire. After considering all sources of taxable income as of December 31, 2017, the Company estimates these losses can be utilized. As discussed in Note B to the consolidated financial statements, subsequent to year-end, the Company completed an offering of unsecured notes and amended its credit agreements to provide for additional term loan borrowings to be used in connection with the Signode acquisition. The Company is still evaluating the impact of the acquisition on its global structure but it is possible that additional interest expense in France could cause the Company to incur losses which may result in recording a valuation allowance in the future.

See Note U to the consolidated financial statements for additional information on the Company’s valuation allowances.

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, future rates of inflation, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact

Crown Holdings, Inc.

on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $16 in 2017 and currently projects its 2018 pension expense to be $4, using foreign currency exchange rates in effect at December 31, 2017. In 2016, the company changed the method used to estimate the service and interest cost components of net periodic pension and postretirement benefits cost. The new method uses the spot yield curve approach to estimate the service and interest cost by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. Previously, the service and interest cost components were determined using a single weighted average discount rate. The change does not affect the measurement of the total benefit plan obligations. The spot yield curve approach provides a more precise measure of service and interest cost by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The company accounted for this change as a change in estimate prospectively beginning in 2016. The rate of return assumptions are reviewed at each measurement date based on the pension plans’ investment policies, current asset allocations and an analysis of the historical returns of the capital markets.

The U.S. plan’s assumed rate of return was 7.5 % in 2017 and is 7.25% in 2018. The U.K. plan’s assumed rate of return was 4.25% in 2017 and is 4.25% in 2018. A 0.25% change in the expected rates of return would change 2018 pension expense by approximately $12.

Discount rates were selected using a method that matches projected payouts from the plans to an actuarially determined yield curve based on market observable AA bond yields in the respective plan jurisdictions and currencies. In certain jurisdictions, government securities were used along with corporate bonds to develop country-specific yield curves the extent that the underlying markets were not deemed sufficiently developed. A 0.25% change in the discount rates from those used at December 31, 2017 would change 2018 pension expense by approximately $4 and postretirement expense by less than $1. A 0.25% change in the discount rates from those used at December 31, 2017 would have changed the pension benefit obligation by approximately $175 and the postretirement benefit obligation approximately $4 as of December 31, 2017. See Note T to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2017, the Company had pre-tax unrecognized net losses in other comprehensive income of $2,057 related to its pension plans and $49 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. For example, the unrecognized net loss in the Company’s pension plans included a current year loss of $90 primarily due to lower discount rates at the end of 2017 compared to 2016, partially offset by a gain of $69 due to actual asset returns higher than expected returns. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2017 included charges of $95 for the amortization of unrecognized net losses, and the Company estimates charges of $93 in 2018. Amortizable losses are being recognized over either the average expected life of inactive employees or the remaining service life of active participants depending on the status of the individual plans. The weighted average amortization periods range between 8 - 19 years. An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2018 by $9. A decrease of 10% in the number of years would increase the estimated 2018 charge by $11.

The unrecognized net losses in the Company’s postretirement benefit plans are being recognized over the average remaining service life of active participants of 9 years. The Company’s postretirement benefits expense for the year ended December 31, 2017 included a loss of $4 for the amortization of unrecognized net losses, and the Company estimates losses of $4 in 2018.

RECENT ACCOUNTING GUIDANCE

In May 2014, the FASB issued new guidance which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services which will either be at a point in time or over time. Certain products that the Company manufactures for customers have no alternative use and are expected to follow an over-time revenue recognition model. For example, beverage cans are generally printed for a specific customer and do not have an alternative use. Food cans may be printed depending upon customer preference which can vary by geographic market. Under current guidance, the Company generally recognizes revenue upon shipment or delivery. Under the new guidance, revenue for products that follow an over-time revenue recognition model will be recognized prior to shipment or delivery dependent upon contract-specific terms. The Company does not expect the new standard to have a material impact on its annual income from operations, however, the guidance could have an impact to income from operations in each quarter as the Company may now recognize revenue for certain products as it builds inventory levels in anticipation of seasonal demands.

Crown Holdings, Inc.

In addition to accelerating the timing of revenue recognition, an unbilled receivable will be recognized with an offsetting decrease to inventory. The new guidance also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company has completed its impact assessment and is in the process of implementing changes to processes, systems and controls to adopt the standard on a modified retrospective basis in the first quarter of 2018.

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

In March 2017, the FASB issued new guidance on the presentation of pension and other postretirement benefit costs. The guidance will not have a material impact on the Company's consolidated pension and other postretirement benefit costs or net income but will have a material impact on its income from operations as only the service cost component of pension and other postretirement benefit costs will be presented with other employee compensation costs within income from operations or capitalized in assets. The other components will be reported separately outside of income from operations and will not be eligible for capitalization. The guidance will be effective for the Company on January 1, 2018. Upon adoption, the Company expects to reclass net benefits of $50 and $38 for the years ended December 31, 2017 and 2016, to a separate line item which will be excluded from income from operations.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Crown Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule, of Crown Holdings, Inc. and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Crown Holdings, Inc.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 26, 2018

We have served as the Company’s auditor since 1928.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

For the Years Ended December 31	2017	2016	2015
Net sales	$8,698	$8,284	$8,762
Cost of products sold, excluding depreciation and amortization	6,952	6,583	7,116
Depreciation and amortization	247	247	237
Selling and administrative expense	371	368	390
Provision for asbestos	3	21	26
Restructuring and other	48	44	66
Income from operations	1,077	1,021	927
Loss from early extinguishments of debt	7	37	9
Interest expense	252	243	270
Interest income	(15)	(12)	(11)
Foreign exchange	4	(16)	20
Income before income taxes	829	769	639
Provision for income taxes	401	186	178
Net income	428	583	461
Net income attributable to noncontrolling interests	(105)	(87)	(68)
Net income attributable to Crown Holdings	$323	$496	$393

Earnings per common share attributable to Crown Holdings:
Basic	$2.39	$3.58	$2.85
Diluted	$2.38	$3.56	$2.82

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the Years Ended December 31	2017	2016	2015
Net income	$428	$583	$461
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	201	(435)	(469)
Pension and other postretirement benefits	(59)	166	91
Derivatives qualifying as hedges	20	23	(15)
Total other comprehensive income / (loss)	162	(246)	(393)
Total comprehensive income	590	337	68
Net income attributable to noncontrolling interests	(105)	(87)	(68)
Translation adjustments attributable to noncontrolling interests	(3)	2	3
Derivatives qualifying as hedges attributable to noncontrolling interests	—	(2)	1
Comprehensive income attributable to Crown Holdings	$482	$250	$4

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2017	2016
Assets
Current assets
Cash and cash equivalents	$424	$559
Receivables, net	1,041	865
Inventories	1,385	1,245
Prepaid expenses and other current assets	224	172
Total current assets	3,074	2,841

Goodwill and intangible assets	3,518	3,263
Property, plant and equipment, net	3,239	2,820
Other non-current assets	832	675
Total	$10,663	$9,599

Liabilities and equity
Current liabilities
Short-term debt	$62	$33
Current maturities of long-term debt	64	161
Accounts payable and accrued liabilities	3,124	2,702
Total current liabilities	3,250	2,896

Long-term debt, excluding current maturities	5,217	4,717
Postretirement and pension liabilities	588	620
Other non-current liabilities	685	698
Commitments and contingent liabilities (Note M)

Equity

Noncontrolling interests	322	302

Preferred stock, authorized: 30,000,000; none issued (Note O)
Common stock, par value: $5.00; authorized: 500,000,000 shares; issued:
185,744,072 shares (Note O)	929	929
Additional paid-in capital	167	446
Accumulated earnings	3,004	2,621
Accumulated other comprehensive loss	(3,241)	(3,400)
Treasury stock at par value (2017 - 51,468,463 shares; 2016 - 45,903,844 shares)	(258)	(230)
Crown Holdings shareholders’ equity	601	366
Total equity	923	668
Total	$10,663	$9,599
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the Years Ended December 31	2017	2016	2015
Cash flows from operating activities
Net income	$428	$583	$461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247	247	237
Restructuring and other	48	44	66
Pension expense	16	28	48
Pension contributions	(294)	(103)	(79)
Stock-based compensation	23	20	27
Deferred income taxes	247	16	25
Changes in assets and liabilities:
Receivables	(132)	29	34
Inventories	(65)	(85)	60
Accounts payable and accrued liabilities	253	163	59
Other, net	(11)	(12)	18
Net cash provided by operating activities	760	930	956
Cash flows from investing activities
Capital expenditures	(498)	(473)	(354)
Acquisition of businesses, net of cash acquired	—	—	(1,207)
Proceeds from sale of businesses, net of cash sold	—	—	33
Proceeds from sale of property, plant and equipment	8	10	7
Net investment hedge settlements	—	—	(11)
Other	(19)	21	(16)
Net cash used for investing activities	(509)	(442)	(1,548)
Cash flows from financing activities
Proceeds from long-term debt	1,054	1,380	1,435
Payments of long-term debt	(1,137)	(1,914)	(900)
Net change in revolving credit facility and short-term debt	95	(32)	(7)
Debt issuance costs	(16)	(18)	(18)
Common stock issued	9	10	6
Common stock repurchased	(339)	(8)	(9)
Dividends paid to noncontrolling interests	(93)	(80)	(48)
Contribution from noncontrolling interests	—	4	5
Foreign exchange derivatives related to debt	27	42	(58)
Net cash (used for) / provided by financing activities	(400)	(616)	406
Effect of exchange rate changes on cash and cash equivalents	14	(30)	(62)
Net change in cash and cash equivalents	(135)	(158)	(248)
Cash and cash equivalents at January 1	559	717	965
Cash and cash equivalents at December 31	$424	$559	$717

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2015	$929	$407	$1,732	$(2,765)	$(234)	$69	$268	$337
Net income			393			393	68	461
Other comprehensive income / (loss)				(389)		(389)	(4)	(393)
Dividends paid to noncontrolling interests						—	(48)	(48)
Contribution from noncontrolling interests						—	4	4
Restricted stock awarded		(2)			2	—		—
Stock-based compensation		27				27		27
Common stock issued		5			1	6		6
Common stock repurchased		(8)			(1)	(9)		(9)
Purchase of noncontrolling interests		(3)				(3)	3	—
Balance at December 31, 2015	$929	$426	$2,125	$(3,154)	$(232)	$94	$291	$385
Net income			496			496	87	583
Other comprehensive income / (loss)				(246)		(246)		(246)
Dividends paid to noncontrolling interests						—	(80)	(80)
Contribution from noncontrolling interests						—	4	4
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		20				20		20
Common stock issued		8			2	10		10
Common stock repurchased		(7)			(1)	(8)		(8)
Balance at December 31, 2016	$929	$446	$2,621	$(3,400)	$(230)	$366	$302	$668
Net income			323			323	105	428
Cumulative effect of change in accounting principle			60			60		60
Other comprehensive income / (loss)				159		159	3	162
Dividends paid to noncontrolling interests						—	(93)	(93)
Contribution from noncontrolling interests						—	5	5
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		23				23		23
Common stock issued		7			2	9		9
Common stock repurchased		(308)			(31)	(339)		(339)
Balance at December 31, 2017	$929	$167	$3,004	$(3,241)	$(258)	$601	$322	$923
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

The Company manufactures and sells metal and glass packaging containers, metal closures, and canmaking equipment. These products are manufactured in the Company’s plants both within and outside the U.S. and are sold through the Company’s sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s estimates and assumptions. Actual results could differ from those estimates, impacting reported results of operations and financial position. All intercompany accounts and transactions are eliminated in consolidation. In deciding which entities should be reported on a consolidated basis, the Company first determines whether the entity is a variable interest entity (“VIE”). If an entity is a VIE, the Company determines whether it is the primary beneficiary and therefore, should consolidate the VIE. If an entity is not a VIE, the Company consolidates those entities in which it has control, including certain subsidiaries that are not majority-owned. Certain of the Company’s agreements with noncontrolling interests contain provisions in which the Company would surrender certain decision-making rights upon a change in control of the Company. Accordingly, consolidation of these operations may no longer be appropriate subsequent to a change in control of the Company, as defined in the agreements. Investments in companies in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Other investments are carried at cost.

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

Stock-Based Compensation. For awards with a service or market condition, compensation expense is recognized over the vesting period on a straight-line basis using the grant date fair value of the award and the estimated number of awards that are expected to vest. For awards with a performance condition, the Company reassess the probability of vesting at each reporting period and adjust compensation cost based on its probability assessment. The Company’s plans provide for stock awards which may include accelerated vesting upon retirement, disability, or death of eligible employees. The Company considers a stock-based award to be vested when the service period is no longer contingent on the employee providing future service. Accordingly, the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals, or over the period from the grant date to the date that retirement eligibility is achieved if less than the stated vesting period.

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

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets described below (in years). The Company periodically reviews the estimated useful lives of its PP&E and, where appropriate, changes are made prospectively.

Land improvements	25
Buildings and Building Improvements	25 – 40
Machinery and Equipment	3 – 18

Goodwill and Intangible Assets. Goodwill is carried at cost and reviewed for impairment annually in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Goodwill was allocated to the reporting units at the time of each acquisition based on the relative fair values of the reporting units. In assessing goodwill for impairment, the Company may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that an impairment is more likely than not, it will perform the two-step quantitative impairment test using a combination of market values for comparable businesses and discounted cash flow projections compared to the reporting unit's carrying value including goodwill. If the carrying value of a reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit to its implied fair value.

Definite-lived intangible assets are carried at cost less accumulated amortization. Definite-lived intangibles are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets are tested for impairment when facts and circumstances indicate the carrying value may not be recoverable from their undiscounted cash flows. If impaired, the assets are written down to fair value based on either discounted cash flows or appraised values.

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

Taxes on Income. The provision for income taxes is determined using the asset and liability approach. Deferred taxes represent the future expected tax consequences of differences between the financial reporting and tax bases of assets and liabilities based upon enacted tax rates and laws. The Tax Act creates a new requirement that certain intangible income of foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. The Company has made an accounting policy election to treat taxes due on future U.S. inclusions in taxable income related to this intangible income as a current period expense when incurred.

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

Research and Development. Research, development and engineering costs of $39 in both 2017 and 2015 and $41 in 2016 were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

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

In March 2016, the FASB issued new guidance on share-based payments. The standard eliminates the APIC pool concept and requires that excess tax benefits and deficiencies be recorded in the income statement when awards are settled. The pronouncement simplifies statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. Upon adoption of the standard on January 1, 2017, the Company recorded $60 of deferred tax assets attributable to excess tax benefits that were not previously recognized, because they did not reduce taxes payable, as a cumulative-effect adjustment to retained earnings under the modified retrospective method. The Company also prospectively adopted the guidance requiring all excess tax benefits and deficiencies to be recognized as income tax expense or benefit as discrete items and the guidance requiring all excess tax benefits or deficiencies to be reported as operating activities in the statement of cash flows. The Company elected to continue its current process of estimating forfeitures. Adoption of these provisions did not have a material impact on the Company's results of operations or statement of cash flows.

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

Crown Holdings, Inc.

determine if certain changes to an award were substantive and may have impacted whether or not modification accounting was applied. The Company early adopted this guidance during the second quarter of 2017. Adopting this standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the FASB issued new guidance which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services which will either be at a point in time or over time. Certain products that the Company manufactures for customers have no alternative use and are expected to follow an over-time revenue recognition model. For example, beverage cans are generally printed for a specific customer and do not have an alternative use. Food cans may be printed depending upon customer preference which can vary by geographic market. Under current guidance, the Company generally recognizes revenue upon shipment or delivery. Under the new guidance, revenue for products that follow an over-time revenue recognition model will be recognized prior to shipment or delivery dependent upon contract-specific terms. The Company does not expect the new standard to have a material impact on its annual income from operations, however, the guidance could have an impact to income from operations in each quarter as the Company may now recognize revenue for certain products as it builds inventory levels in anticipation of seasonal demands.

In addition to accelerating the timing of revenue recognition, an unbilled receivable will be recognized with an offsetting decrease to inventory. The new guidance also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company has completed its impact assessment and is in the process of implementing changes to processes, systems and controls to adopt the standard on a modified retrospective basis in the first quarter of 2018.

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

In October 2016, the FASB issued new guidance related to intra-entity transfers of assets other than inventory. Under current guidance, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets is deferred until the assets leave the consolidated group. Similarly, the entity is prohibited from recognizing deferred tax assets for any increases in tax bases due to the intercompany sale or transfer. The new guidance requires the recognition of income tax expense and deferred tax benefits on increases on tax bases when an intercompany sale or transfer of other assets occurs. Income tax effects of intercompany inventory transactions will continue to be deferred until the assets leave the consolidated group. The guidance will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements, which is not expected to have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued new guidance on the presentation of pension and other postretirement benefit costs. The guidance will not have a material impact on the Company's consolidated pension and other postretirement benefit costs or net income but will have a material impact on its income from operations as only the service cost component of pension and other postretirement benefit costs will be presented with other employee compensation costs within income from operations or capitalized in assets. The other components will be reported separately outside of income from operations and will not be eligible for capitalization.

The guidance will be effective for the Company on January 1, 2018. Upon adoption, the Company expects to reclass net benefits of $50 and $38 for the years ended December 31, 2017 and 2016, to a separate line item which will be excluded from income from operations.

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

B. Acquisition of Signode

On December 19, 2017, the Company entered into an agreement to acquire Signode Industrial Group Holdings (Bermuda) Ltd. (“Signode”), a leading global provider of transit packaging systems and solutions, from The Carlyle Group and certain other sellers for $3.91 billion in cash, subject to adjustment. The acquisition will be undertaken by a subsidiary of Crown European Holdings S.A. The closing is subject to customary closing conditions including the receipt of regulatory approval from antitrust regulators in certain jurisdictions.

On December 28, 2017, the Company amended its revolving credit agreements to provide additional capacity under the revolving credit facility, amend restrictive covenants regarding indebtedness and liens to permit incurrence of debt that may be used to fund the acquisition of Signode and extend the timetable for compliance with total leverage ratios.

On January 26, 2018, the Company completed offerings of €335 of 2.250% senior unsecured notes due 2023, €500 of 2.875% senior unsecured notes due 2026 and $875 of 4.750% senior unsecured notes due 2026 (collectively, the “Notes”). The Euro denominated notes were issued by Crown European Holdings S.A, and the U.S. dollar notes were issued by Crown Americas LLC and Crown Americas Capital Corp. VI, each subsidiaries of the Company. The Notes are subject to a special mandatory redemption in the event that the Signode acquisition does not close by August 15, 2018.

In addition, on January 29, 2018, the Company amended its revolving credit agreements to, among other changes, provide for the commitment to fund additional Term A loans and Term B loans to be used, among other things, in connection with the Signode acquisition. The maturity date for the Term B loans will be the seventh anniversary of the closing date of the acquisition. The interest rates on the Term B loans are based on LIBOR or EURIBOR plus a margin of 1.00% up to 2.375%.

C. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income for the years ended December 31, 2017 and 2016.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2016	$(1,690)	$(1,446)	$(18)	$(3,154)
Other comprehensive income / (loss) before reclassifications	118	(433)	18	(297)
Amounts reclassified from accumulated other comprehensive income	48	—	3	51
Other comprehensive income / (loss)	166	(433)	21	(246)
Balance at December 31, 2016	(1,524)	(1,879)	3	(3,400)
Other comprehensive income / (loss) before reclassifications	(92)	198	41	147
Amounts reclassified from accumulated other comprehensive income	33	—	(21)	12
Other comprehensive income / (loss)	(59)	198	20	159
Balance at December 31, 2017	$(1,583)	$(1,681)	$23	$(3,241)

Crown Holdings, Inc.

The following table provides information about the amounts reclassified from accumulated other comprehensive income in 2017 and 2016.

Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income		Affected line item in the Statement of Operations
	2017	2016
(Gains) / losses on cash flow hedges
Commodities	$(31)	$8	Cost of products sold
	(31)	8	Total before tax
	8	(2)	Provision for income taxes
	(23)	6	Net of tax

Foreign exchange	8	10	Net sales
	(6)	(14)	Cost of products sold
	2	(4)	Total before tax
	—	1	Provision for income taxes
	2	(3)	Net of tax

Total (gains) / losses on cash flow hedges	$(21)	$3

Amortization of defined benefit plan items
Actuarial losses	$99	$119	(a)
Prior service credit	(54)	(52)	(a)
	45	67	Total before tax
	(12)	(19)	Provision for income taxes
Total amortization of defined benefit plan items	$33	$48	Net of tax

Total reclassifications	$12	$51	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net period pension and postretirement cost. See Note T for further details.

D. Receivables

	2017	2016
Accounts receivable	$894	$769
Less: allowance for doubtful accounts	(71)	(76)
Net trade receivables	823	693
Miscellaneous receivables	218	172
	$1,041	$865

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

Crown Holdings, Inc.

At December 31, amounts securitized or factored were as follows:

	2017	2016
Accounted for as secured borrowings	$12	$9
Accounted for as sales	964	816

Certain of the Company’s securitization facilities include a deferred purchase price component. As consideration for the sale of its receivables, the Company receives a cash payment and a new asset, the deferred purchase price receivable from the purchaser, which will be paid to the Company as payments on the receivables are collected from the account debtors. As the criteria for sale accounting have been met, the Company derecognizes the entire amount of receivables sold from its balance sheet and recognizes an asset at fair value for the deferred purchase price receivable as well as the cash received. As the deferred purchase price is not a trade receivable, it is reported in prepaid expenses and other current assets in the Company’s balance sheet. As receipt of the deferred purchase price coincides with collections of the underlying receivables, the collection period is short in duration. As of December 31, 2017 and 2016, the amount of deferred purchase price included in prepaid expenses and other current assets was $106 and $83. The net change in the deferred purchase price receivable is reflected in the receivables line item in the Company’s Consolidated Statement of Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk.
The Company recorded expenses related to securitization and factoring facilities of $15 in 2017, $13 in 2016, and $12 in 2015 as interest expense.

E. Inventories

	2017	2016
Raw materials and supplies	$737	$658
Work in process	139	116
Finished goods	509	471
	$1,385	$1,245

F. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2017 and 2016 were as follows:

	Americas Beverage	North America Food	European Beverage	European Food	Non-reportable segments	Total
Balance at January 1, 2016	$944	$141	$572	$1,241	$105	$3,003
Foreign currency translation	(88)	2	(61)	(56)	(14)	(217)
Transfers and other adjustments	(36)	36	—	5	—	5
Balance at December 31, 2016	820	179	511	1,190	91	2,791
Foreign currency translation	24	4	53	165	9	255
Balance at December 31, 2017	$844	$183	$564	$1,355	$100	$3,046

The carrying amount of goodwill at December 31, 2017 and 2016 was net of the following accumulated impairments:

	Americas Beverage	North America Food	European Beverage	European Food	Non-reportable Segments	Total
Accumulated impairments	$29	$—	$73	$724	$150	$976

Crown Holdings, Inc.

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class at December 31 were as follows:

	2017			2016
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$461	$(108)	$353	$422	$(71)	$351
Long term supply contacts	143	(27)	116	137	(18)	119
	$604	$(135)	$469	$559	$(89)	$470

The table above excludes other intangible assets with net balances of $3 and $2 at December 31, 2017 and 2016.

Amortization expense for the years ended December 31, 2017, 2016, and 2015 was $39, $41 and $40.

Annual amortization expense for each of the five years subsequent to 2017 is estimated to be $41.

G. Property, Plant and Equipment

	2017	2016
Buildings and improvements	$1,214	$1,001
Machinery and equipment	5,131	4,628
Land and improvements	204	168
Construction in progress	369	406
	6,918	6,203
Less: accumulated depreciation and amortization	(3,679)	(3,383)
	$3,239	$2,820

H. Other Non-Current Assets

	2017	2016
Deferred taxes	$399	$593
Pension assets	313	14
Debt issuance costs	13	6
Investments	9	4
Other	98	58
	$832	$675

I. Accounts Payable and Accrued Liabilities

	2017	2016
Trade accounts payable	$2,367	$1,951
Salaries, wages and other employee benefits, including pension and postretirement	162	162
Accrued taxes, other than on income	120	107
Accrued interest	54	54
Fair value of derivatives	23	36
Income taxes payable	23	34
Asbestos liabilities	30	30
Restructuring	17	19
Other	328	309
	$3,124	$2,702

Crown Holdings, Inc.

J. Other Non-Current Liabilities

	2017	2016
Asbestos liabilities	$285	$312
Deferred taxes	202	203
Postemployment benefits	24	29
Income taxes payable	22	20
Environmental	12	12
Other	140	122
	$685	$698

Income taxes payable includes unrecognized tax benefits as discussed in Note U.

K. Lease Commitments

The Company leases manufacturing, warehouse and office facilities and certain equipment. Certain of the leases contain renewal or purchase options, but the leases do not contain significant contingent rental payments, escalation clauses, rent holidays, rent concessions or leasehold improvement incentives. Under long-term operating leases, minimum annual rentals are $44 in 2018, $32 in 2019, $24 in 2020, $17 in 2021, $12 in 2022 and $67 thereafter. Such rental commitments have been reduced by minimum sublease rentals of $1 due under non-cancelable subleases. Rental expense (net of sublease rental income) was $50 in 2017 and $53 in both 2016 and 2015.

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

Crown Holdings, Inc.

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

The Company's approximate claims activity for the years ended 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Beginning claims	55,500	54,500	54,000
New claims	2,500	2,500	2,500
Settlements or dismissals	(2,500)	(1,500)	(2,000)
Ending claims	55,500	55,500	54,500

The Company's cash payments during the years ended 2017, 2016, and 2015 were as follows:

	2017	2016	2015
Asbestos-related payments	$30	$30	$30
Settled claims payments (included in asbestos-related payments above)	24	23	22

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2017 and December 31, 2016, the Company's outstanding claims were:

	2017	2016
Claimants alleging first exposure after 1964	16,500	16,000
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	1,500	2,000
Other states that have enacted asbestos legislation	6,000	6,000
Other states	18,500	18,500
Total claims outstanding	55,500	55,500

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

Crown Holdings, Inc.

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2017	2016	2015
Total claims	22%	22%	22%
Pre-1964 claims in states without asbestos legislation	41%	41%	41%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2017.

Approximately 81% of the claims outstanding at the end of 2017 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 15% were filed by plaintiffs who claim damages of less than $5; approximately 3% were filed by plaintiffs who claim damages from $5 to less than $100 (35% of whom claim damages less than $25) and 6 were filed by plaintiffs who claim damages in excess of $100.

As of December 31, 2017, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $315, including $272 for unasserted claims. The Company determines its accrual without limitation to a specified time period. It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant, the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the market for the supply of metal packaging products. The FCO’s investigation is ongoing. To date, the FCO has not officially charged the Company or any of its subsidiaries with any violations of competition law. The Company conducted an internal investigation into the matter and has discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company is cooperating with the FCO and submitted a leniency application which disclosed the findings of its internal investigation to date and which may lead to the reduction of penalties that the FCO may impose. If the FCO finds that the Company or any of its subsidiaries violated competition law, the FCO has wide discretion to levy fines. At this stage of the investigation the Company believes that a loss is probable. However, the Company is unable to predict the ultimate outcome of the FCO’s investigation and is unable to

Crown Holdings, Inc.

estimate the loss or possible range of any additional losses that could be incurred, which could be material to the Company’s operating results and cash flows for the periods in which they are resolved or become reasonably estimable.

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

At December 31, 2017, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

N.	Restructuring and Other

The Company recorded restructuring and other charges as follows:

	2017	2016	2015
Asset impairments and sales	$12	$14	$22
Restructuring	18	12	23
Other costs	16	18	6
Transaction costs	2	—	15
	$48	$44	$66

In 2017, asset impairments and sales included a charges of $19 for the write down of carrying value of fixed assets related to the closure of beverage can plants in China and the U.S., a promotional packaging facility in Europe and a food can facility in Peru. Asset impairments and sales also includes a benefit of $5 due to the expiration of an environmental indemnification related to the sale of certain operations in the Company's European Promotional Packaging business during 2015. Additionally, the Company recorded restructuring charges of $18 for termination benefits related to the plant closures listed above.

In 2017, the Company also recorded a charge of $19 due to the settlement of a litigation matter related to Mivisa that arose prior to its acquisition by the Company in 2014 and a $4 pension curtailment benefit.

Transaction costs in 2017 relate to the acquisition of Signode as described in Note B.

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

Crown Holdings, Inc.

Restructuring charges by segment were as follows:

	2017	2016	2015
Americas Beverage	$3	$1	$—
North America Food	3	4	2
European Food	4	4	19
Asia Pacific	3	3	—
Non-reportable segments	5	—	—
Corporate	—	—	2
	$18	$12	$23

Restructuring charges by type were as follows:

	2017	2016	2015
Termination benefits	$15	$9	$20
Other exit costs	3	3	3
	$18	$12	$23

At December 31, 2017, the Company had a restructuring accrual of $17, primarily related to the closure of the beverage can plant in the U.S. and the promotional packaging facility in Europe discussed above, and prior actions to reduce manufacturing capacity and headcount in its European businesses. The Company expects to pay this liability over the next twelve months. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

O.	Capital Stock

A summary of common share activity for the years ended December 31 follows (in shares):

	2017	2016	2015
Common shares outstanding at January 1	139,840,228	139,441,298	139,000,471
Shares repurchased	(6,157,010)	(162,563)	(165,138)
Shares issued upon exercise of employee stock options	299,050	348,640	207,890
Restricted stock issued to employees, net of forfeitures	269,025	187,209	375,575
Shares issued to non-employee directors	24,316	25,644	22,500
Common shares outstanding at December 31	134,275,609	139,840,228	139,441,298

In December 2016, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1 billion of Company common stock through the end of 2019. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of December 31, 2017, $669 million of the Company’s outstanding common stock may be repurchased under the program.

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

Crown Holdings, Inc.

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

P. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals as determined by the Compensation Committee designated by the Company’s Board of Directors. There have been no awards of SARs. At December 31, 2017, there were 4.4 million authorized shares available for future awards.

Stock Options

At December 31, 2017 and 2016 there were 70,000 and 369,050 options outstanding with weighted average exercise prices of $38.00 and $26.74. There were no stock options granted in 2017, 2016 or 2015. The aggregate intrinsic values of options exercised during the years ended December 31, 2017, 2016 and 2015 were $7, $8 and $5. As of December 31, 2017, all outstanding options have vested and all expense has been recognized.

Restricted and Deferred Stock

Annually, the Company awards shares of restricted stock to certain senior executives in the form of time-vested restricted stock and performance-based shares. The time-vested restricted stock vests ratably over three years.

For awards subject to a market condition, the metric is the Company’s Total Shareholder Return (“TSR”), which includes share price appreciation and dividends paid, during the three-year term of the award measured against the TSR of a peer group of companies. For awards subject to a performance condition, the metric is the Company's average return on invested capital, over the three-year term.

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

The Company also issues shares of time-vesting restricted stock to U.S. employees and deferred stock to non-U.S. employees which vest ratably over three to five years.

A summary of restricted and deferred stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2017	1,321,292
Awarded:
Time-vesting	144,141
Performance-based	149,843
Released:
Time-vesting	(351,403)
Performance-based	(115,732)
Forfeitures:
Time-vesting	(35,550)
Performance-based	(58,749)
Non-vested shares outstanding at December 31, 2017	1,053,842

Crown Holdings, Inc.

The average grant-date fair value of restricted stock awarded in 2017, 2016 and 2015 follows:

	2017	2016	2015
Time-vested	$55.55	$51.04	$53.65
Performance-based	51.90	51.18	49.50

The fair values of the performance-based awards that include a market condition were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2017	2016	2015
Risk-free interest rate	1.4%	1.2%	1.1%
Expected term (years)	3	3	3
Expected stock price volatility	21.1%	19.8%	17.4%

At December 31, 2017, unrecognized compensation cost related to outstanding restricted and deferred stock was $27. The weighted average period over which the expense is expected to be recognized is 1.5 years. The aggregate market value of the shares released on the vesting dates was $26 in 2017.

The Company maintains a Stock-Based Compensation Plan for Non-Employee Directors. Under the plan a portion of the non-employee directors' quarterly compensation is provided in the form of restricted stock. During 2017, $1 of stock-based compensation was recognized under this plan.

Q.	Debt

	2017		2016
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	62	62	33	33

Long-term debt
Senior secured borrowings:
Revolving credit facilities	122	122	—	—
Term loan facilities
U.S. dollar at LIBOR plus 1.50% due 2022	741	735	654	649
Euro at EURIBOR plus 1.50% due 2022[1]	324	324	61	61
Farm credit facility at LIBOR plus 2.00% due 2019	—	—	351	347
Senior notes and debentures:
€650 at 4.0% due 2022	781	774	684	676
U. S. dollar at 4.50% due 2023	1,000	992	1,000	991
€600 at 2.625% due 2024	720	713	631	623
€600 at 3.375% due 2025	720	711	631	622
U.S. dollar at 4.25% due 2026	400	393	400	393
U.S. dollar at 7.375% due 2026	350	347	350	347
U.S. dollar at 7.50% due 2096	40	40	45	45
Other indebtedness in various currencies
Fixed rate with rates in 2017 from 3.94% to 7.5% due through 2036	96	96	122	122
Variable rate with average rates in 2017 of 2.81% due through 2019	5	5	2	2
Capital lease obligations	29	29	—	—
Total long-term debt	5,328	5,281	4,931	4,878
Less: current maturities	(64)	(64)	(162)	(161)
Total long-term debt, less current maturities	$5,264	$5,217	$4,769	$4,717

(1) €270 and €58 at December 31, 2017 and 2016.

Crown Holdings, Inc.

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $5,562 at December 31, 2017 and $5,043 at December 31, 2016.

The revolving credit facilities include provisions for letters of credit up to $210 that reduce the amount of borrowing capacity otherwise available. At December 31, 2017, the Company’s available borrowing capacity under the credit facilities was $1,236, equal to the facilities’ aggregate capacity of $1,400 less $122 of borrowings outstanding and $42 of outstanding letters of credit. The interest rate on the facilities can vary from LIBOR or EURIBOR plus a margin of 1.25% up to 1.75% based on the Company's total net leverage ratio. The revolving credit facilities and term loans contain a total net leverage ratio financial covenant.

The weighted average interest rates were as follows:

	2017	2016	2015
Short-term debt	1.4%	2.7%	3.0%
Revolving credit facilities	3.3%	3.8%	4.4%

Aggregate maturities of long-term debt including capital lease obligations and excluding unamortized discounts and debt issuance costs, for the five years subsequent to 2017 are $64, $71, $77, $63 and $1,789. Cash payments for interest during 2017, 2016 and 2015 were $225, $217 and $249.

2017 Activity

In April 2017, the Company amended its credit agreement to provide for a $1,400 revolving credit facility, a $750 Term A Facility and a €275 Term Euro Facility, which matures in 2022. In connection with the amendment, the Company recorded a loss from early extinguishment of debt of $7 for the write-off of deferred financing fees.

2016 Activity

In February 2016, the Company amended its credit agreement to provide for an additional $300 of term loan borrowings, the proceeds of which, along with borrowings under the revolving credit facilities and cash on hand were used to redeem the Company's $700 principal amount of 6.25% senior notes due 2021. In connection with the redemption, the Company recorded a loss from early extinguishment of debt of $27 for premiums paid and the write-off of deferred financing fees.

In September 2016, the Company issued €600 ($720 at December 31, 2017) principal amount of 2.625% senior unsecured notes due 2024. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company used the proceeds to repay a portion of the Euro term loan facility. In connection with the repayment, the Company recorded a loss from early extinguishment of debt of $7 for the write-off of deferred financing fees.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2017 mature between one and thirty-four months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in AOCI		reclassified from AOCI
	(effective portion)		into earnings
Derivatives in cash flow hedges	2017	2016	2017	2016

Foreign exchange	$2	$(2)	$(2)	$3	(1)
Commodities	39	20	23	(6)	(2)
Total	$41	$18	$21	$(3)

(1) In 2017, a loss of $8 ($6, net of tax) was recognized in net sales and a gain of $6 ($4, net of tax) was recognized in cost of products sold. In 2016, a loss of $10 ($8, net of tax) was recognized in net sale and a gain of $14 ($11, net of tax) was recognized in cost of products sold.

(2) In 2017, a gain of $31, including a loss of $2 ($1 net of tax) related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices, was recognized in cost of products sold and a tax charge of $8 was recognized in income tax expense. In 2016, a loss of $8, including a gain of $1 ($1 net of tax) related to hedge ineffectiveness caused primarily by volatility in the metal premium component of aluminum prices, was recognized in cost of products sold and a tax benefit of $2 was recognized in income tax expense.

For the twelve-month period ending December 31, 2018, a net gain of $24 ($20, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the twelve months ended December 31, 2017 and 2016 in connection with anticipated transactions that were no longer considered probable.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a loss of less than $1 for the twelve months ended December 31, 2017 and a loss of $8 for the twelve months ended December 31, 2016. The impact on earnings from foreign exchange contracts not designated as hedges was a gain of $41 for the twelve months ended December 31, 2017 and a gain of $11 for the same period in 2016. These adjustments were reported within translation and foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged item.

During the twelve months ended December 31, 2017 and 2016, certain commodity hedges did not meet the criteria for hedge accounting and therefore the change in their fair value during the quarter was recognized in earnings. For the twelve months ended December 31, 2017 and 2016, the Company recognized a gain of $2 ($1, net of tax) and a loss of $7 ($5, net of tax) related to these ineffective hedges.

Net Investment Hedges

During the twelve months ended December 31, 2017 and 2016, the Company recorded a loss of $153 ($134, net of tax) and a gain of $35 ($23, net of tax) in accumulated other comprehensive income for certain debt instruments that are designated as hedges of the Company's net investment in a euro-based subsidiary.

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the fair value hierarchy for the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis.

Derivative assets	Balance Sheet classification	Fair Value hierarchy	December 31, 2017	December 31, 2016
Derivatives designated as hedges:
Foreign exchange	Other current assets	2	$12	$24
Commodities	Other current assets	2	25	13
Commodities	Other non-current assets	2	4	3
Derivatives not designated as hedges:
Commodities	Other current assets	2	22	5
	Total		$63	$45

Derivative liabilities
Derivatives designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	$8	$28
Commodities	Accounts payable and accrued liabilities	2	—	3
Foreign exchange	Other non-current liabilities	2	—	1
Derivatives not designated as hedges:
Foreign exchange	Accounts payable and accrued liabilities	2	—	5
Commodities	Accounts payable and accrued liabilities	2	15	—
	Total		$23	$37

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at December 31, 2017
Derivative assets	$63	$17	$46
Derivative liabilities	23	17	6

Balance at December 31, 2016
Derivative assets	$45	$6	$39
Derivative liabilities	37	6	31

Crown Holdings, Inc.

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets were:

	December 31, 2017	December 31, 2016
Derivatives in cash flow hedges:
Foreign exchange	$864	$644
Commodities	276	180
Derivatives in fair value hedges:
Foreign exchange	60	73
Derivatives not designated as hedges:
Foreign exchange	575	618
Commodities	40	72

S.	Earnings Per Share

The following table summarizes basic and diluted earnings per share (EPS). Basic EPS excludes all potentially dilutive securities and is computed by dividing net income attributable to Crown Holdings by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of stock options and restricted stock as calculated under the treasury stock method.

	2017	2016	2015
Net income attributable to Crown Holdings	$323	$496	$393
Weighted average shares outstanding (in millions):
Basic	135.29	138.53	137.94
Add: dilutive stock options and restricted stock	0.32	0.78	1.20
Diluted	135.61	139.31	139.14
Basic EPS	$2.39	$3.58	$2.85
Diluted EPS	$2.38	$3.56	$2.82

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive	—	0.5	0.1

For purposes of calculating assumed proceeds under the treasury stock method when determining the diluted weighted average shares outstanding, in 2016 and 2015 the Company excluded the impact of windfall tax benefits unless the deduction reduced cash taxes payable.

T. Pension and Other Postretirement Benefits

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

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S. Plans	2017	2016	2015
Service cost	$14	$14	$14
Interest cost	50	50	63
Expected return on plan assets	(83)	(91)	(100)
Amortization of actuarial loss	52	50	50
Amortization of prior service cost	1	1	—
Net periodic cost	$34	$24	$27

Non-U.S. Plans	2017	2016	2015
Service cost	$22	$21	$24
Interest cost	75	101	127
Expected return on plan assets	(146)	(157)	(172)
Amortization of actuarial loss	42	50	55
Amortization of prior service credit	(11)	(12)	(13)
Net periodic benefit / (cost)	$(18)	$3	$21

Additional pension expense of $5 was recognized in each of 2017, 2016 and 2015 for multi-employer plans. Also, in 2016, the Company recorded settlement charges of $14, which were included in restructuring and other in the Consolidated Statement of Operations.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company's U.S. and non-U.S. plans were as follows:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Projected Benefit Obligations
Benefit obligations at January 1	$1,482	$1,501	$3,283	$3,493
Service cost	14	14	22	21
Interest cost	50	50	75	101
Plan participants’ contributions	—	—	3	3
Amendments	4	3	—	—
Settlements	—	(39)	(7)	—
Actuarial loss	51	54	39	382
Benefits paid	(102)	(101)	(214)	(172)
Foreign currency translation	—	—	306	(545)
Benefit obligations at December 31	$1,499	$1,482	$3,507	$3,283
Plan Assets
Fair value of plan assets at January 1	$1,156	$1,190	$3,152	$3,169
Actual return on plan assets	162	65	134	611
Employer contributions	4	41	290	62
Plan participants’ contributions	—	—	3	3
Settlements	—	(39)	(7)	—
Benefits paid	(102)	(101)	(214)	(172)
Foreign currency translation	—	—	307	(521)
Fair value of plan assets at December 31	$1,220	$1,156	$3,665	$3,152

Funded Status	$(279)	$(326)	$158	$(131)

Accumulated benefit obligations at December 31	$1,445	$1,446	$3,418	$3,191

Crown Holdings, Inc.

Information for pension plans with accumulated benefit obligations in excess of plan assets was as follows:

U.S. Plans	2017	2016
Projected benefit obligations	$1,499	$1,482
Accumulated benefit obligations	1,445	1,446
Fair value of plan assets	1,220	1,156

Non-U.S. Plans	2017	2016
Projected benefit obligations	$247	$224
Accumulated benefit obligations	223	200
Fair value of plan assets	94	85

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

The strategic ranges for asset allocation in the U.S. plan are as follows:

U.S. equities	38%	to	48%
International equities	12%	to	18%
Fixed income	15%	to	25%
Balanced funds	12%	to	18%
Real estate	5%	to	10%

The Company’s investment strategy in its U.K. plan, the largest non-U.S. plan, is designed to achieve a funding level of 100% within the next 9 years by targeting an expected return of 2.0% annually in excess of the expected growth in the liabilities. The Company seeks to achieve this return with a risk level commensurate with a 5% chance of the funding level falling between 4% and 7% in any one year. The strategic ranges for asset allocation in the U.K. plan are as follows:

Investment grade credit	30%	to	90%
Equities	0%	to	30%
Hedge funds	0%	to	10%
Real estate	0%	to	5%
Private equity	0%	to	15%
Alternative credit	0%	to	20%
Other	0%	to	15%

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

Crown Holdings, Inc.

Level 2 Investments

Fixed income securities, including government issued debt, corporate debt, asset-backed and structured debt securities are valued using the latest bid prices or valuations based on a matrix system (which considers such factors as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data including market research publications. Derivatives, which consist mainly of interest rate swaps, are valued using a discounted cash flow pricing model based on observable market data.

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

Crown Holdings, Inc.

The levels assigned to the defined benefit plan assets as of December 31, 2017 and 2016 are summarized in the tables below:

	2017
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$13	$304	$317
Global large cap equity	—	34	34
U.S. large cap equity	82	32	114
Global mid/small cap equity	—	10	10
U.S. mid/small cap equity	247	32	279
Mutual funds – global equity	175	—	175
Mutual funds – U.S. equity	225	—	225
Mutual funds – fixed income	93	—	93
	835	412	1,247
Level 2
Government issued debt securities	50	556	606
Corporate debt securities	76	4	80
Asset backed securities	9	—	9
Structured debt	—	904	904
Insurance contracts	—	18	18
Derivatives	—	136	136
Investment funds – fixed income	3	482	485
Investment funds – global equity	—	132	132
	138	2,232	2,370
Level 3
Investment funds – real estate	94	64	158
Hedge funds	—	189	189
Private equity	15	132	147
Real estate – direct	18	6	24
	127	391	518

Total assets in fair value hierarchy	1,100	3,035	4,135

Investments measured at NAV Practical Expedient (a)
Investment funds – fixed income	76	123	199
Investment funds – global equity	19	183	202
Investment funds – emerging markets	24	—	24
Hedge funds	—	251	251
Investment funds – real estate	—	68	68
	119	625	744
Total investments at fair value	$1,219	$3,660	$4,879

Crown Holdings, Inc.

	2016
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$15	$83	$98
Global large cap equity	—	14	14
U.S. large cap equity	60	6	66
Global mid/small cap equity	—	5	5
U.S. mid/small cap equity	238	24	262
Mutual funds – global equity	149	2	151
Mutual funds – U.S. equity	214	—	214
Mutual funds – fixed income	92	—	92
	768	134	902
Level 2
Government issued debt securities	49	514	563
Corporate debt securities	75	61	136
Asset backed securities	11	2	13
Structured debt	—	695	695
Insurance contracts	—	16	16
Derivatives	—	98	98
Investment funds – fixed income	2	496	498
Investment funds – global equity	—	82	82
	137	1,964	2,101
Level 3
Investment funds – real estate	85	47	132
Hedge funds	—	207	207
Private equity	22	193	215
Real estate – direct	17	5	22
	124	452	576

Total assets in fair value hierarchy	1,029	2,550	3,579

Investments measured at NAV Practical Expedient (a)
Investment funds – fixed income	77	110	187
Investment funds – global equity	26	243	269
Investment funds – emerging markets	23	—	23
Hedge funds	—	186	186
Investment funds – real estate	—	57	57
	126	596	722
Total investments at fair value	$1,155	$3,146	$4,301

(a) In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

Accrued income excluded from the tables above was as follows:

	2017	2016
U.S. plan assets	$1	$1
Non-U.S. plan assets	5	6

Plan assets include $189 and $177 of the Company’s common stock at December 31, 2017 and 2016.

Crown Holdings, Inc.

The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge funds	Private equity	Real estate	Total
Balance at January 1, 2016	$225	$281	$136	$642
Foreign currency translation	(37)	(42)	(4)	(83)
Asset returns – assets held at reporting date	24	2	10	36
Asset returns – assets sold during the period	1	36	—	37
Purchases, sales and settlements, net	(6)	(62)	12	(56)
Balance at December 31, 2016	207	215	154	576
Foreign currency translation	20	19	5	44
Asset returns – assets held at reporting date	(38)	(57)	7	(88)
Asset returns – assets sold during the period	32	53	—	85
Purchases, sales and settlements, net	(32)	(83)	16	(99)
Balance at December 31, 2017	$189	$147	$182	$518

The following table presents additional information about the pension plan assets valued using net asset value as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period
Balance at December 31, 2017
Investment funds – fixed income	$199	Daily	1 day
Investment funds – global equity	202	Monthly	1 - 30 days
Investment funds – emerging markets	24	Daily	30 days
Hedge funds	251	Monthly	3 - 45 days
Investment funds – real estate	68	Weekly	2 days

Balance at December 31, 2016
Investment funds – fixed income	$187	Daily	1 - 15 days
Investment funds – global equity	269	Monthly	1 - 30 days
Investment funds – emerging markets	23	Daily	30 days
Hedge funds	186	Monthly	5 - 45 days
Investment funds – real estate	57	Weekly	2 days

The pension plan assets valued using net asset value as a practical expedient do not have any unfunded commitments.

Pension assets and liabilities included in the Consolidated Balance Sheets were:

	2017	2016
Non-current assets	$313	$14
Current liabilities	6	8
Non-current liabilities	434	469

The Company’s current liability at December 31, 2017, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2017 employer contributions are $18 for the Company’s pension plans.

Crown Holdings, Inc.

Changes in the net loss and prior service credit for the Company’s pension plans were:

	2017		2016		2015
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$2,032	$(32)	$2,320	$(54)	$2,423	$(71)
Reclassification to net periodic benefit cost	(95)	14	(114)	11	(105)	13
Current year loss/(gain)	21	—	13	—	95	—
Amendments	—	4	—	3	—	—
Foreign currency translation	99	(2)	(187)	8	(93)	4
Balance at December 31	$2,057	$(16)	$2,032	$(32)	$2,320	$(54)

The estimated portions of the net losses and net prior service that are expected to be recognized as components of net periodic benefit cost / (credit) in 2018 are $93 and $(10).

Expected future benefit payments as of December 31, 2017 are:

	U.S. plans	Non-U.S. plans
2018	$102	$161
2019	107	164
2020	107	167
2021	98	166
2022	100	168
2023 - 2027	491	846

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S. Plans	2017	2016	2015
Discount rate	3.7%	4.2%	4.4%
Compensation increase	4.7%	4.6%	4.6%

Non-U.S. Plans	2017	2016	2015
Discount rate	2.5%	2.7%	3.7%
Compensation increase	3.2%	3.3%	2.9%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S. Plans	2017	2016	2015
Discount rate - service cost	4.7%	4.9%	4.0%
Discount rate - interest cost	3.4%	3.5%	4.0%
Compensation increase	4.6%	4.6%	4.6%
Long-term rate of return	7.5%	8.0%	8.0%

Non-U.S. Plans	2017	2016	2015
Discount rate - service cost	2.8%	3.9%	3.4%
Discount rate - interest cost	2.3%	3.2%	3.4%
Compensation increase	3.3%	2.9%	2.7%
Long-term rate of return	4.5%	5.4%	5.2%

The expected long-term rates of return are determined at each measurement date based on a review of the actual plan assets, the target allocation, and the historical returns of the capital markets.

Crown Holdings, Inc.

The U.S. plan’s 2017 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 9.2% for equity securities and alternative investments, 4.2% for debt securities and 5.0% for real estate. The rate of return used for equity securities and alternative investments was based on the total return of the S&P 500 for the 25 year period ended December 31, 2016. The Company believes that the equity securities included in the S&P 500 are representative of the equity securities and alternative investments held by its U.S. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns. The rate of return used for debt securities is consistent with the U.S. plan discount rate and the return on AA corporate bonds with duration equal to the plan’s liabilities. The underlying debt securities in the plan are primarily invested in various corporate and government agency securities and are benchmarked against returns on AA corporate bonds.

The U.K. plan’s 2017 assumed asset rate of return was based on a calculation using underlying assumed rates of return of 8.5% for equity securities and alternative investments, 2.5% for debt securities and 5.0% for real estate. The assumed rate of return for equity securities and alternative investments represents the weighted average 25 year return of equity securities in the related markets. The Company believes that the equity securities included in the related market indexes are representative of the equity securities and alternative investments held by its U.K. plan, and that this period provides a sufficient time horizon as a basis for estimating future returns.

 Other Postretirement Benefit Plans. The Company sponsors unfunded plans to provide health care and life insurance benefits to certain pensioners and survivors. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. Life insurance benefits are generally provided by insurance contracts. The Company reserves the right, subject to existing agreements, to change, modify or discontinue the plans. A measurement date of December 31 was used for the plans presented below.

The components of net postretirement benefits cost were as follows:

Other Postretirement Benefits	2017	2016	2015
Service cost	$—	$—	$1
Interest cost	6	6	7
Amortization of prior service credit	(40)	(41)	(37)
Amortization of actuarial loss	4	5	4
Net periodic benefit credit	$(30)	$(30)	$(25)

Changes in the benefit obligations were:

	2017	2016
Benefit obligations at January 1	$167	$171
Service cost	—	—
Interest cost	6	6
Actuarial loss	4	7
Benefits paid	(13)	(15)
Foreign currency translation	4	(2)
Benefit obligations at December 31	$168	$167
Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2017		2016		2015
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$49	$(182)	$47	$(225)	$69	$(211)
Reclassification to net periodic benefit cost	(4)	40	(5)	41	(4)	37
Current year loss	4	—	7	—	(18)	—
Amendments	—	—	—	—	—	(51)
Foreign currency translation	—	—	—	2	—	—
Balance at December 31	$49	$(142)	$49	$(182)	$47	$(225)

Crown Holdings, Inc.

The estimated portions of the net losses and prior service credits that are expected to be recognized as components of net periodic benefit cost/(credit) in 2017 are $4 and $(37).

Expected future benefit payments are as follows:

Benefit Payments
2018	$14
2019	14
2020	14
2021	13
2022	13
2023 - 2027	56

The assumed health care cost trend rates at December 31, 2017 were as follows:

Health care cost trend rate assumed for 2018	4.6%
Rate that the cost trend rate gradually declines to	3.8%
Year that the rate reaches the rate it is assumed to remain	2035

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
	Increase	Decrease
Effect on total service and interest cost	$1	$1
Effect on postretirement benefit obligation	$7	$6

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2017	2016	2015
Benefit obligations	3.8%	4.0%	3.9%
Service cost	5.0%	4.9%	4.0%
Interest cost	3.5%	3.6%	4.0%

Employee Savings Plan. The Company sponsors a Savings Investment Plan which covers substantially all U.S. salaried employees who are at least 21 years of age. The Company matches up to 50% of 3% of a participant’s compensation and the total Company contributions were $2 in each of the last three years.

Employee Stock Purchase Plan. The Company sponsors an Employee Stock Purchase Plan which covers all U.S. employees with one or more years of service who are non-officers and non-highly compensated as defined by the Internal Revenue Code. Eligible participants contribute 85% of the quarter-ending market price towards the purchase of each common share. The Company’s contribution is equivalent to 15% of the quarter-ending market price. Total shares purchased under the plan in 2017 and 2016 were 25,511 and 26,299 and the Company’s contributions were less than $1 in both years.

U.	Income Taxes

The components of income before income taxes were as follows:

	2017	2016	2015
U.S.	$10	$(3)	$18
Foreign	819	772	621
	$829	$769	$639

Crown Holdings, Inc.

The provision for income taxes consisted of the following:

	2017	2016	2015
Current tax:
U.S. federal	$—	$(1)	$6
State and foreign	154	171	147
	$154	$170	$153
Deferred tax:
U.S. federal	$217	$19	$12
State and foreign	30	(3)	13
	247	16	25
Total	$401	$186	$178

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2017	2016	2015
U.S. statutory rate at 35%	$290	$269	$224
Tax on foreign income	(81)	(88)	(74)
Valuation allowance	9	(14)	21
Tax contingencies	6	11	13
Tax law changes	174	3	4
Other items, net	3	5	(10)
Income tax provision	$401	$186	$178

The Company benefits from certain incentives in Brazil which allow it to pay reduced income taxes. The incentives expire at various dates beginning in 2019. These incentives increased net income attributable to the Company by $14, $13 and $8 in 2017, 2016 and 2015.

The Company paid taxes of $154, $158 and $137 in 2017, 2016 and 2015.

The Tax Act resulted in significant changes from previous tax law, including reduction of the U.S. corporate tax rate from 35% to 21% and a one-time tax imposed on the unremitted earnings of other non-U.S. subsidiaries (the "transition tax"). The adjustments to deferred tax assets and liabilities, and the charge for the transition tax are provisional amounts based on reasonable estimates from the information available as of December 31, 2017. The amounts are subject to change as the Company obtains information necessary to complete the calculations. The Company will continue to review the technical interpretations of the Tax Act and other applicable laws, monitor legislative changes, and review U.S. state guidance as it is issued. The Company expects to complete the analysis of the provisional items during the fourth quarter of 2018.

As a result of the tax rate reduction, the Company has provisionally reflected a reduction in net deferred tax assets of $103 and a corresponding deferred income tax charge of $106 recorded in the consolidated statement of operations and an income tax benefit of $3 recorded in other comprehensive income. Federal income tax expense for periods beginning in 2018 will be based on the new rate. Additionally, the Company has recorded a provisional obligation of $82 for the transition tax and expects to be able to use foreign tax credit carryforwards to satisfy this obligation. Accordingly, the Company provisionally reversed $11 of deferred tax liabilities related to cumulative undistributed foreign earnings and recorded a charge of $25 for the usage of related foreign tax credits.

As of December 31, 2017 the Company has not provided deferred taxes on approximately $1,300 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable. The Company continues to believe that these earnings are indefinitely reinvested; however, as the Company continues to evaluate the impacts of the Tax Act, the Company may change this assertion in a future period.

Crown Holdings, Inc.

The components of deferred taxes at December 31 are:

	2017		2016
	Assets	Liabilities	Assets	Liabilities
Tax loss and credit carryforwards	$503	$—	$480	$—
Postretirement and postemployment benefits	43	—	63	—
Pensions	185	105	220	62
Property, plant and equipment	18	151	17	150
Intangible assets	—	128	—	128
Deemed repatriation tax	—	57	—	—
Asbestos	74	—	128	—
Accruals and other	87	44	125	78
Valuation allowances	(228)	—	(225)	—
Total	$682	$485	$808	$418
Tax loss and credit carryforwards expire as follows:

Year	Amount
2018	$15
2019	17
2020	30
2021	37
2022	166
Thereafter	151
Unlimited	87

Tax loss and credit carryforwards expiring in 2022 includes $152 of U.S. federal foreign tax credits and tax loss and credit carryforwards expiring after 2022 includes $128 of U.S. state tax loss carryforwards. The unlimited category includes $56 of French tax loss carryforwards.

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

The Company’s valuation allowances at December 31, 2017 include $207 related to the portion of U.S. state tax loss carryforwards that the Company does not believe are more likely than not to be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including taxable income, expiration dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return. The Company has not yet been able to make a reasonable estimate of the impact of the Tax Act's transition tax on state taxable income and any related impact on this valuation allowance.

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

Crown Holdings, Inc.

it is possible there could be future adjustments to the valuation allowances that would result in an increase or decrease in tax expense in the period such changes in estimates are made.

A reconciliation of unrecognized tax benefits follows:

	2017	2016	2015
Balance at January 1	$27	$28	$26
Additions for prior year tax positions	6	13	13
Reductions to prior period tax positions	(2)	—	—
Lapse of statute of limitations	—	(2)	—
Settlements	(4)	(12)	(9)
Foreign currency translation	2	—	(2)
Balance at December 31	$29	$27	$28

The Company’s unrecognized tax benefits include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses and exclude $1 of interest and penalties as of December 31, 2017.

In 2016, the Spanish tax authorities concluded audits of Mivisa's Spanish tax operations for the years 2009 to 2014. In connection with the audits, the Company recognized a charge of $8 to settle certain tax contingencies. In 2015, the increase for prior year positions related to an unfavorable tax court ruling in Spain.

The total interest and penalties recorded in income tax expense was less than $1 in 2017 and 2016 and $3 in 2015. As of December 31, 2017, unrecognized tax benefits of $29, if recognized, would affect the Company's effective tax rate.

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

The tax years that remained subject to examination by major tax jurisdictions as of December 31, 2017 were, 2006 and subsequent years for the U.K.; 2009 and subsequent years for Spain; 2010 and subsequent years for Germany; 2012 and subsequent years for Mexico; 2013 and subsequent years for Italy and Brazil; 2014 and subsequent years for Canada; and 2015 and subsequent years for France and the U.S.. In addition, tax authorities in certain jurisdictions, including France and the U.S., may examine earlier years when tax carryforwards that were generated in those years are subsequently utilized.

V.	Segment Information

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

Non-reportable segments include the Company’s aerosol can businesses in North America and Europe, the Company’s promotional packaging business in Europe and the Company’s tooling and equipment operations in the U.S. and United Kingdom.

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

The tables below present information about operating segments for the three years ended December 31, 2017, 2016 and 2015:

2017		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,928	$34	$3,253	$95	$167	$474
North America Food	679	19	630	11	7	71
European Beverage	1,457	2	1,631	35	109	239
European Food	1,935	70	2,964	52	45	247
Asia Pacific	1,177	—	1,355	42	123	168
Total reportable segments	8,176	125	9,833	235	451	$1,199
Non-reportable segments	522	97	409	8	20
Corporate and unallocated items	—	—	421	4	27
Total	$8,698	$222	$10,663	$247	$498

2016		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,757	$50	$2,886	$92	$220	$456
North America Food	652	24	666	11	9	69
European Beverage	1,420	3	1,381	32	94	243
European Food	1,855	59	2,557	53	42	244
Asia Pacific	1,116	—	1,161	40	80	152
Total reportable segments	7,800	136	8,651	228	445	$1,164
Non-reportable segments	484	129	368	7	14
Corporate and unallocated items	—	—	580	12	14
Total	$8,284	$265	$9,599	$247	$473

2015		Inter-		Depreciation
	External	segment	Segment	and	Capital	Segment
	sales	sales	assets	amortization	expenditures	income
Americas Beverage	$2,771	$71	$2,977	$93	$119	$427
North America Food	680	4	527	10	14	86
European Beverage	1,504	1	1,461	27	97	228
European Food	1,984	93	2,723	53	35	246
Asia Pacific	1,202	2	1,133	40	68	145
Total reportable segments	8,141	171	8,821	223	333	$1,132
Non-reportable segments	621	96	457	8	15
Corporate and unallocated items	—	—	772	6	6
Total	$8,762	$267	$10,050	$237	$354

Crown Holdings, Inc.

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Corporate and unallocated items include corporate and division administrative costs, technology costs, and unallocated items such as the U.S. and U.K. pension plan costs.

A reconciliation of segment income of reportable segments to income before income taxes for the three years ended December 31, 2017, 2016 and 2015 follows:

	2017	2016	2015
Segment income of reportable segments	$1,199	$1,164	$1,132
Segment income of non-reportable segments	68	70	83
Corporate and unallocated items	(139)	(148)	(196)
Provision for asbestos	(3)	(21)	(26)
Restructuring and other	(48)	(44)	(66)
Loss from early extinguishments of debt	(7)	(37)	(9)
Interest expense	(252)	(243)	(270)
Interest income	15	12	11
Foreign exchange	(4)	16	(20)
Income before income taxes	$829	$769	$639

For the three years ended December 31, 2017, 2016 and 2015, intercompany profit of $8, $13 and $2 was eliminated within segment income of non-reportable segments.

For the three years ended December 31, 2017, 2016 and 2015, no one customer accounted for more than 10% of the Company's consolidated net sales.

Sales by major product were:

	2017	2016	2015
Metal beverage cans and ends	$5,085	$4,834	$4,957
Metal food cans and ends	2,331	2,213	2,410
Other metal packaging	887	877	977
Other products	395	360	418
Consolidated net sales	$8,698	$8,284	$8,762

The following table provides sales and long-lived asset information for the major countries in which the Company operates. Long-lived assets includes property, plant and equipment attributed to the specific countries listed below.

	Net Sales			Long-Lived Assets
	2017	2016	2015	2017	2016
United States	$1,931	$1,918	$2,013	$516	$497
Mexico	699	688	693	388	304
Spain	649	645	669	323	203
United Kingdom	600	559	712	150	136
Brazil	652	523	482	335	358
Other	4,167	3,951	4,193	1,527	1,322
Consolidated total	$8,698	$8,284	$8,762	$3,239	$2,820

Crown Holdings, Inc.

W.	Condensed Combining Financial Information

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $40 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•statements of comprehensive income and cash flows for the years ended December 31, 2017, 2016, 2015, and
•balance sheets as of December 31, 2017 and December 31, 2016 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2017 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			8,698		$8,698
Cost of products sold, excluding depreciation and amortization			6,952		6,952
Depreciation and amortization			247		247
Selling and administrative expense		9	362		371
Provision for asbestos		3			3
Restructuring and other		(1)	49		48
Income from operations	—	(11)	1,088	—	1,077
Loss from early extinguishments of debt			7		7
Net interest expense		91	146		237
Foreign exchange			4		4
Income/(loss) before income taxes	—	(102)	931	—	829
Provision for / (benefit from) income taxes		194	207		401
Equity earnings in affiliates	323	531		(854)	—
Net income	323	235	724	(854)	428
Net income attributable to noncontrolling interests			(105)		(105)
Net income attributable to Crown Holdings	$323	$235	$619	$(854)	$323

Total comprehensive income	482	275	886	(1,053)	590
Comprehensive income attributable to noncontrolling interests			(108)		(108)
Comprehensive income attributable to Crown Holdings	$482	$275	$778	$(1,053)	$482

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2016 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			8,284		$8,284
Cost of products sold, excluding depreciation and amortization			6,583		6,583
Depreciation and amortization			247		247
Selling and administrative expense		7	361		368
Provision for asbestos		21			21
Restructuring and other		13	31		44
Income from operations	—	(41)	1,062	—	1,021
Loss from early extinguishments of debt			37		37
Net interest expense		106	125		231
Foreign exchange			(16)		(16)
Income/(loss) before income taxes	—	(147)	916	—	769
Provision for / (benefit from) income taxes		(12)	198		186
Equity earnings in affiliates	496	529		(1,025)	—
Net income	496	394	718	(1,025)	583
Net income attributable to noncontrolling interests			(87)		(87)
Net income attributable to Crown Holdings	$496	$394	$631	$(1,025)	$496

Total comprehensive income	250	348	472	(733)	337
Comprehensive income attributable to noncontrolling interests			(87)		(87)
Comprehensive income attributable to Crown Holdings	$250	$348	$385	$(733)	$250

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2015 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			8,762		$8,762
Cost of products sold, excluding depreciation and amortization			7,116		7,116
Depreciation and amortization			237		237
Selling and administrative expense		10	380		390
Provision for asbestos		26			26
Restructuring and other		(1)	67		66
Income from operations	—	(35)	962	—	927
Loss from early extinguishments of debt			9		9
Net interest expense		100	159		259
Foreign exchange			20		20
Income/(loss) before income taxes	—	(135)	774	—	639
Provision for / (benefit from) income taxes		(35)	213		178
Equity earnings in affiliates	393	385		(778)	—
Net income	393	285	561	(778)	461
Net income attributable to noncontrolling interests			(68)		(68)
Net income attributable to Crown Holdings	$393	$285	$493	$(778)	$393

Total comprehensive income	4	3	168	(107)	68
Comprehensive income attributable to noncontrolling interests			(64)		(64)
Comprehensive income attributable to Crown Holdings	$4	$3	$104	$(107)	$4

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			424		$424
Receivables, net		9	1,032		1,041
Inventories			1,385		1,385
Prepaid expenses and other current assets			224		224
Total current assets	—	9	3,065	—	3,074

Intercompany debt receivables			3,604	(3,604)	—
Investments	3,120	3,448		(6,568)	—
Goodwill and intangible assets			3,518		3,518
Property, plant and equipment, net			3,239		3,239
Other non-current assets		283	549		832
Total	$3,120	$3,740	$13,975	$(10,172)	$10,663

Liabilities and equity
Current liabilities
Short-term debt			62		$62
Current maturities of long-term debt			64		64
Accounts payable and accrued liabilities	22	41	3,061		3,124
Total current liabilities	22	41	3,187	—	3,250

Long-term debt, excluding current maturities		387	4,830		5,217
Long-term intercompany debt	2,497	1,107		(3,604)	—
Postretirement and pension liabilities			588		588
Other non-current liabilities		336	349		685
Commitments and contingent liabilities
Noncontrolling interests			322		322
Crown Holdings shareholders’ equity	601	1,869	4,699	(6,568)	601
Total equity	601	1,869	5,021	(6,568)	923
Total	$3,120	$3,740	$13,975	$(10,172)	$10,663

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			559		$559
Receivables, net			865		865
Inventories			1,245		1,245
Prepaid expenses and other current assets	1		171		172
Total current assets	1	—	2,840	—	2,841

Intercompany debt receivables			3,447	(3,447)	—
Investments	2,857	2,915		(5,772)	—
Goodwill and intangible assets			3,263		3,263
Property, plant and equipment, net			2,820		2,820
Other non-current assets		447	228		675
Total	$2,858	$3,362	$12,598	$(9,219)	$9,599

Liabilities and equity
Current liabilities
Short-term debt			33		$33
Current maturities of long-term debt			161		161
Accounts payable and accrued liabilities	23	40	2,639		2,702
Total current liabilities	23	40	2,833	—	2,896

Long-term debt, excluding current maturities		392	4,325		4,717
Long-term intercompany debt	2,469	978		(3,447)	—
Postretirement and pension liabilities			620		620
Other non-current liabilities		358	340		698
Commitments and contingent liabilities
Noncontrolling interests			302		302
Crown Holdings shareholders’ equity	366	1,594	4,178	(5,772)	366
Total equity	366	1,594	4,480	(5,772)	668
Total	$2,858	$3,362	$12,598	$(9,219)	$9,599

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	7	(58)	849	(38)	$760
Cash flows from investing activities
Capital expenditures			(498)		(498)
Proceeds from sale of property, plant and equipment			8		8
Intercompany investing activities	235			(235)	—
Other			(19)		(19)
Net cash provided by/(used for) investing activities	235	—	(509)	(235)	(509)
Cash flows from financing activities
Proceeds from long-term debt			1,054		1,054
Payments of long-term debt		(5)	(1,132)		(1,137)
Net change in revolving credit facility and short-term debt			95		95
Net change in long-term intercompany balances	88	63	(151)		—
Debt issuance costs			(16)		(16)
Common stock issued	9				9
Common stock repurchased	(339)				(339)
Dividends paid			(273)	273	—
Dividend paid to noncontrolling interests			(93)		(93)
Foreign exchange derivatives related to debt			27		27
Net cash provided by/(used for) financing activities	(242)	58	(489)	273	(400)
Effect of exchange rate changes on cash and cash equivalents			14		14
Net change in cash and cash equivalents	—	—	(135)	—	(135)
Cash and cash equivalents at January 1			559		559
Cash and cash equivalents at December 31	$—	$—	$424	$—	$424

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2016
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	63	(92)	1,061	(102)	$930
Cash flows from investing activities
Capital expenditures			(473)		(473)
Proceeds from sale of property, plant and equipment		(1)	11		10
Intercompany investing activities	235			(235)	—
Other			21		21
Net cash provided by/(used for) investing activities	235	(1)	(441)	(235)	(442)
Cash flows from financing activities
Proceeds from long-term debt			1,380		1,380
Payments of long-term debt			(1,914)		(1,914)
Net change in revolving credit facility and short-term debt			(32)		(32)
Net change in long-term intercompany balances	(300)	93	207		—
Debt issuance costs			(18)		(18)
Common stock issued	10				10
Common stock repurchased	(8)				(8)
Dividends paid			(337)	337	—
Dividend paid to noncontrolling interests			(80)		(80)
Contribution from noncontrolling interests			4		4
Foreign exchange derivatives related to debt			42		42
Net cash provided by/(used for) financing activities	(298)	93	(748)	337	(616)
Effect of exchange rate changes on cash and cash equivalents			(30)		(30)
Net change in cash and cash equivalents	—	—	(158)	—	(158)
Cash and cash equivalents at January 1			717		717
Cash and cash equivalents at December 31	$—	$—	$559	$—	$559

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS For the year ended December 31, 2015 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	33	(65)	988		$956
Cash flows from investing activities
Capital expenditures			(354)		(354)
Acquisition of businesses, net of cash acquired			(1,207)		(1,207)
Proceeds from sale of business, net of cash sold			33		33
Proceeds from sale of property, plant and equipment			7		7
Intercompany investing activities	(738)	21	738	(21)	—
Net investment hedge settlements			(11)		(11)
Other			(16)		(16)
Net cash provided by/(used for) investing activities	(738)	21	(810)	(21)	(1,548)
Cash flows from financing activities
Proceeds from long-term debt			1,435		1,435
Payments of long-term debt		(17)	(883)		(900)
Net change in revolving credit facility and short-term debt			(7)		(7)
Net change in long-term intercompany balances	708	61	(769)		—
Debt issuance costs			(18)		(18)
Common stock issued	6				6
Common stock repurchased	(9)				(9)
Dividends paid			(21)	21	—
Dividend paid to noncontrolling interests			(48)		(48)
Contribution from noncontrolling interests			5		5
Foreign exchange derivatives related to debt			(58)		(58)
Net cash provided by/(used for) financing activities	705	44	(364)	21	406
Effect of exchange rate changes on cash and cash equivalents			(62)		(62)
Net change in cash and cash equivalents	—	—	(248)	—	(248)
Cash and cash equivalents at January 1			965		965
Cash and cash equivalents at December 31	$—	$—	$717	$—	$717

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II, Crown Americas Capital Corp. III and Crown Americas Capital Corp. V (collectively, the Issuers), wholly owned subsidiaries of the Company, have outstanding $1,000 principal amount of 4.5% senior notes due 2023 and $400 principal amount of 4.25% senior notes due 2026 which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	statements of comprehensive income and cash flows for the years ended December 31, 2017, 2016, 2015, and

•	balance sheets as of December 31, 2017 and December 31, 2016 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2017 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			1,931	6,767		$8,698
Cost of products sold, excluding depreciation and amortization			1,594	5,358		6,952
Depreciation and amortization			40	207		247
Selling and administrative expense		10	135	226		371
Provision for asbestos			3			3
Restructuring and other		2	8	38		48
Income from operations		(12)	151	938		1,077
Loss from early extinguishments of debt		6		1		7
Net interest expense		65	95	77		237
Technology royalty			(42)	42		—
Foreign exchange		90	(2)	6	(90)	4
Income/(loss) before income taxes		(173)	100	812	90	829
Provision for / (benefit from) income taxes		(66)	271	164	32	401
Equity earnings in affiliates	323	194	406		(923)	—
Net income	323	87	235	648	(865)	428
Net income attributable to noncontrolling interests				(105)		(105)
Net income attributable to Crown Holdings	$323	$87	$235	$543	$(865)	$323

Total comprehensive income	482	115	275	854	(1,136)	$590
Comprehensive income attributable to noncontrolling interests				(108)		(108)
Comprehensive income attributable to Crown Holdings	$482	$115	$275	$746	$(1,136)	$482

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2016 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			1,918	6,366		$8,284
Cost of products sold, excluding depreciation and amortization			1,550	5,033		6,583
Depreciation and amortization			33	214		247
Selling and administrative expense		10	135	223		368
Provision for asbestos			21			21
Restructuring and other		(5)	25	24		44
Income from operations		(5)	154	872		1,021
Loss from early extinguishments of debt		32		5		37
Net interest expense		66	86	79		231
Technology royalty			(38)	38		—
Foreign exchange		(21)	1	(17)	21	(16)
Income/(loss) before income taxes		(82)	105	767	(21)	769
Provision for / (benefit from) income taxes		(31)	81	143	(7)	186
Equity earnings in affiliates	496	207	370		(1,073)	—
Net income	496	156	394	624	(1,087)	583
Net income attributable to noncontrolling interests				(87)		(87)
Net income attributable to Crown Holdings	$496	$156	$394	$537	$(1,087)	$496

Total comprehensive income	250	119	348	394	(774)	$337
Comprehensive income attributable to noncontrolling interests				(87)		(87)
Comprehensive income attributable to Crown Holdings	$250	$119	$348	$307	$(774)	$250

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2015 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			2,013	6,749		$8,762
Cost of products sold, excluding depreciation and amortization			1,611	5,505		7,116
Depreciation and amortization			32	205		237
Selling and administrative expense		9	153	228		390
Provision for asbestos			26			26
Restructuring and other			7	59		66
Income from operations		(9)	184	752		927
Loss from early extinguishments of debt		9				9
Net interest expense		91	90	78		259
Technology royalty			(42)	42		—
Foreign exchange		(8)	3	17	8	20
Income/(loss) before income taxes		(101)	133	615	(8)	639
Provision for / (benefit from) income taxes		(38)	79	140	(3)	178
Equity earnings in affiliates	393	183	231		(807)	—
Net income	393	120	285	475	(812)	461
Net income attributable to noncontrolling interests				(68)		(68)
Net income attributable to Crown Holdings	$393	$120	$285	$407	$(812)	$393

Total comprehensive income	4	146	64	46	(192)	$68
Comprehensive income attributable to noncontrolling interests				(64)		(64)
Comprehensive income attributable to Crown Holdings	$4	$146	$64	$(18)	$(192)	$4

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		36	3	385		$424
Receivables, net			29	1,012		1,041
Intercompany receivables			32	13	(45)	—
Inventories			347	1,038		1,385
Prepaid expenses and other current assets		2	17	205		224
Total current assets	—	38	428	2,653	(45)	3,074

Intercompany debt receivables		2,523	3,325	732	(6,580)	—
Investments	3,120	2,479	1,032		(6,631)	—
Goodwill and intangible assets			466	3,052		3,518
Property, plant and equipment, net		1	515	2,723		3,239
Other non-current assets		11	311	510		832
Total	$3,120	$5,052	$6,077	$9,670	$(13,256)	$10,663

Liabilities and equity
Current liabilities
Short-term debt				62		$62
Current maturities of long-term debt		23	3	38		64
Accounts payable and accrued liabilities	22	31	619	2,452		3,124
Intercompany payables			13	32	(45)	—
Total current liabilities	22	54	635	2,584	(45)	3,250

Long-term debt, excluding current maturities		2,094	408	2,715		5,217
Long-term intercompany debt	2,497	1,411	2,454	218	(6,580)	—
Postretirement and pension liabilities			373	215		588
Other non-current liabilities			338	347		685
Commitments and contingent liabilities
Noncontrolling interests				322		322
Crown Holdings shareholders’ equity	601	1,493	1,869	3,269	(6,631)	601
Total equity	601	1,493	1,869	3,591	(6,631)	923
Total	$3,120	$5,052	$6,077	$9,670	$(13,256)	$10,663

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		83		476		$559
Receivables, net		3	20	842		865
Intercompany receivables			33	6	(39)	—
Inventories			313	932		1,245
Prepaid expenses and other current assets	1	2	13	156		172
Total current assets	1	88	379	2,412	(39)	2,841

Intercompany debt receivables		2,703	3,234	690	(6,627)	—
Investments	2,857	2,319	954		(6,130)	—
Goodwill and intangible assets			469	2,794		3,263
Property, plant and equipment, net		1	496	2,323		2,820
Other non-current assets		3	464	208		675
Total	$2,858	$5,114	$5,996	$8,427	$(12,796)	$9,599

Liabilities and equity
Current liabilities
Short-term debt				33		$33
Current maturities of long-term debt		118		43		161
Accounts payable and accrued liabilities	23	32	577	2,070		2,702
Intercompany payables			6	33	(39)	—
Total current liabilities	23	150	583	2,179	(39)	2,896

Long-term debt, excluding current maturities		2,258	392	2,067		4,717
Long-term intercompany debt	2,469	1,328	2,624	206	(6,627)	—
Postretirement and pension liabilities			422	198		620
Other non-current liabilities			381	317		698
Commitments and contingent liabilities
Noncontrolling interests				302		302
Crown Holdings shareholders’ equity	366	1,378	1,594	3,158	(6,130)	366
Total equity	366	1,378	1,594	3,460	(6,130)	668
Total	$2,858	$5,114	$5,996	$8,427	$(12,796)	$9,599

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	7	(30)	83	800	(100)	$760
Cash flows from investing activities
Capital expenditures			(102)	(396)		(498)
Proceeds from sale of property, plant and equipment			1	7		8
Intercompany investing activities	235		300		(535)	—
Other			(20)	1		(19)
Net cash provided by/(used for) investing activities	235	—	179	(388)	(535)	(509)
Cash flows from financing activities
Proceeds from long-term debt		750	9	295		1,054
Payments of long-term debt		(1,015)	(7)	(115)		(1,137)
Net change in revolving credit facility and short-term debt				95		95
Net change in long-term intercompany balances	88	263	(261)	(90)		—
Debt issuance costs		(15)		(1)		(16)
Common stock issued	9					9
Common stock repurchased	(339)					(339)
Dividends paid				(635)	635	—
Dividends paid to noncontrolling interests				(93)		(93)
Foreign exchange derivatives related to debt				27		27
Net cash provided by/(used for) financing activities	(242)	(17)	(259)	(517)	635	(400)
Effect of exchange rate changes on cash and cash equivalents				14		14
Net change in cash and cash equivalents	—	(47)	3	(91)	—	(135)
Cash and cash equivalents at January 1		83		476		559
Cash and cash equivalents at December 31	$—	$36	$3	$385	$—	$424

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2016
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	63	1	143	875	(152)	$930
Cash flows from investing activities
Capital expenditures			(127)	(346)		(473)
Proceeds from sale of property, plant and equipment			4	6		10
Intercompany investing activities	235		150		(385)	—
Other			10	11		21
Net cash provided by/(used for) investing activities	235	—	37	(329)	(385)	(442)
Cash flows from financing activities
Proceeds from long-term debt		700		680		1,380
Payments of long-term debt		(1,181)		(733)		(1,914)
Net change in revolving credit facility and short-term debt				(32)		(32)
Net change in long-term intercompany balances	(300)	468	(180)	12		—
Debt issuance costs		(9)		(9)		(18)
Common stock issued	10					10
Common stock repurchased	(8)					(8)
Dividends paid				(537)	537	—
Dividends paid to noncontrolling interests				(80)		(80)
Contribution from noncontrolling interests				4		4
Foreign exchange derivatives related to debt				42		42
Net cash provided by/(used for) financing activities	(298)	(22)	(180)	(653)	537	(616)
Effect of exchange rate changes on cash and cash equivalents				(30)		(30)
Net change in cash and cash equivalents	—	(21)	—	(137)	—	(158)
Cash and cash equivalents at January 1		104		613		717
Cash and cash equivalents at December 31	$—	$83	$—	$476	$—	$559

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2015
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	33	(34)	6	951		$956
Cash flows from investing activities
Capital expenditures			(80)	(274)		(354)
Acquisition of businesses, net of cash acquired				(1,207)		(1,207)
Proceeds from sale of businesses, net of cash sold				33		33
Proceeds from sale of property, plant and equipment			2	5		7
Intercompany investing activities	(738)	15	71	738	(86)	—
Net investment hedge settlements		(11)				(11)
Other			(10)	(6)		(16)
Net cash provided by/(used for) investing activities	(738)	4	(17)	(711)	(86)	(1,548)
Cash flows from financing activities
Proceeds from long-term debt		750		685		1,435
Payments of long-term debt		(722)		(178)		(900)
Net change in revolving credit facility and short-term debt				(7)		(7)
Net change in long-term intercompany balances	708	(12)	11	(707)		—
Debt issuance costs		(10)		(8)		(18)
Common stock issued	6					6
Common stock repurchased	(9)					(9)
Dividends paid				(86)	86	—
Dividends paid to noncontrolling interests				(48)		(48)
Contribution from noncontrolling interests				5		5
Foreign exchange derivatives related to debt				(58)		(58)
Net cash provided by/(used for) financing activities	705	6	11	(402)	86	406
Effect of exchange rate changes on cash and cash equivalents				(62)		(62)
Net change in cash and cash equivalents	—	(24)	—	(224)	—	(248)
Cash and cash equivalents at January 1		128		837		965
Cash and cash equivalents at December 31	$—	$104	$—	$613	$—	$717

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2017				2016
	First (1)	Second (2)	Third (3)	Fourth (4)	First (5)	Second (6)	Third (7)	Fourth (8)
Net sales	$1,901	$2,161	$2,468	$2,168	$1,893	$2,142	$2,326	$1,923
Gross profit *	323	381	449	346	312	386	425	331
Net income (loss) attributable to Crown Holdings	107	128	177	(89)	79	169	183	65
Earnings per average common share:
Basic	$0.77	$0.95	$1.32	$(0.67)	$0.57	$1.22	$1.32	$0.47
Diluted	0.77	0.94	1.32	(0.67)	0.57	1.21	1.31	0.47
Average common shares outstanding:
Basic	138.5	135.3	134.0	133.4	138.1	138.5	138.7	138.8
Diluted	139.0	135.7	134.4	133.8	139.0	139.3	139.5	139.5
Common stock price range: **
High	$54.73	$59.66	$61.17	$60.91	$50.48	$55.44	$57.46	$57.49
Low	52.48	52.52	56.96	55.84	43.30	48.28	49.14	51.57
Close	52.95	59.66	59.72	56.25	49.59	50.67	57.09	52.57
* The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.
** Source: New York Stock Exchange - Composite Transactions

Notes:

(1)	Includes pre-tax benefits of $4 for restructuring and other and $5 for hedge ineffectiveness.

(2)	Includes pre-tax charges of $18 for restructuring and other, $7 for loss from early extinguishment of debt and $8 for hedge ineffectiveness.

(3)	Includes a pre-tax charge of $12 for restructuring and other and a pre-tax benefit of $1 for hedge ineffectiveness.

(4)
Includes pre-tax charges of $3 for asbestos claims and $22 for restructuring and other, a pre-tax benefit of $2 for hedge ineffectiveness and an income tax charge of $177 to recognize the provisional impact of US tax reform.

(5)	Includes pre-tax charges of $2 for restructuring and other and $27 for loss from early extinguishment of debt.

(6)	Includes pre-tax benefits of $3 for restructuring and other and $4 for hedge ineffectiveness.

(7)
Includes pre-tax charges of $20 restructuring and other and $10 for loss from early extinguishment of debt, a pre-tax benefit of $2 for hedge ineffectiveness and an income tax benefit of $31 for a valuation allowance release partially offset by an income tax charge of $13 for tax contingencies and the impact of a corporate restructuring.

(8)	Includes pre-tax charges of $21 for asbestos claims and $25 for restructuring and other, a pre-tax benefit of $2 for hedge ineffectiveness and an income tax charge of $2 for a tax law change.

Crown Holdings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Deductions – write-offs	Balance at end of period

For the year ended December 31, 2017

Allowances deducted from assets to which they apply:

Trade accounts receivable	$76	$—	$6	$(11)	$71

Deferred tax assets	225	9	—	(6)	228

For the year ended December 31, 2016

Allowances deducted from assets to which they apply:

Trade accounts receivable	83	9	(1)	(15)	76

Deferred tax assets	241	(14)	2	(4)	225

For the year ended December 31, 2015

Allowances deducted from assets to which they apply:

Trade accounts receivable	88	4	(9)	—	83

Deferred tax assets	245	21	(9)	(16)	241

Amounts charged to other accounts primarily relates to foreign currency translation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

Timothy J. Donahue	55	President and Chief Executive Officer	2016
Gerard H. Gifford	62	Executive Vice President and Chief Operating Officer	2017
Djalma Novaes, Jr.	57	President – Americas Division	2015
Didier Sourisseau	52	President – European Division	2017
Robert H. Bourque, Jr.	47	President – Asia Pacific Division	2016
Thomas A. Kelly	58	Senior Vice President and Chief Financial Officer	2013
David A. Beaver	42	Vice President and Corporate Controller	2015

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Corporate Governance” and is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 26, 2018” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2017 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	284,408	$46.99	5,624,458
Equity compensation plans not approved by security holders
Total	284,408	$46.99	5,624,458

(1)	Includes the 2006 and 2013 Stock-Based Incentive Compensation Plans.

(2)
Includes 214,408 shares of deferred stock awarded from the 2013 Stock-Based Incentive Compensation Plan during each year from 2013 through 2017. The shares are time-vesting and will be issued up to four years from their grant date. The weighted-average exercise price in the table does not include these shares.

(3) Includes 4,685,261, 804,377 and 134,820 shares available for issuance at December 31, 2017 under the 2013 Stock Based Incentive Compensation Plan, the Company’s Employee Stock Purchase Plan and the Stock Compensation Plan for Non-Employee Directors.

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Supplementary Information

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2017, 2016 and 2015

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

4.k	Form of 4 ½% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K Dated January 15, 2013 (File No. 000-50189)).

4.l
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

4.m
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

4.n
Indenture, dated as of July 8, 2014, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €650 million 4% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 11, 2014 (File No. 000-50189)).

4.o	Form of 4% Senior Notes due 2022 (included in Exhibit 4.p).

4.p
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

4.q
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

4.r
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

Crown Holdings, Inc.

4.s
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

4.t
Indenture, dated as of September 15, 2016, by and among Crown Americas LLC and Crown Americas Capital Corp. V, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the $400 million 4.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated September 19, 2016 (File No. 000-50189)).

4.u
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

4.v
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

4.w
Amended & Restated Credit Agreement, dated April 7, 2017, by and among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG Canada Branch, Deutsche Bank AG London Branch, Deutsche Bank AG New York Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 000-50189)).

4.x
First Amendment to Amended and Restated Credit Agreement, dated as of December 28, 2017, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein.

4.y
Incremental Amendment No. 1, dated as of January 29, 2018, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein.

4.z
Indenture, dated as of January 26, 2018, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €335 million 2.250% Senior Notes due 2023 and the €500 million 2.875% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated February 1, 2018 (File No. 000-50189)).

4.aa
Indenture, dated as of January 26, 2018, by and among Crown Americas LLC and Crown Americas Capital Corp. VI, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the $875 million 4.750% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated February 1, 2018 (File No. 000-50189)).

4.bb
Registration Rights Agreement, dated as of January 26, 2018, by and among Crown Holdings, Inc., Crown Americas LLC and Crown Americas Capital Corp. VI, Citigroup Global Markets Inc., as representative of the initial purchasers, and the Guarantors (as defined therein), relating to the $875 million 4.750% Senior Notes due 2026

Crown Holdings, Inc.

(incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K dated February 1, 2018 (File No. 000-50189)).

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

(6)
Executive Employment Agreement, effective May 1, 2016, between Crown Holdings, Inc. and Robert Bourque, Jr. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 000-50189)).

(7)
Employment contract between Crown Holdings, Inc. and Didier Sourisseau, effective April 1, 2017 (incorporated by reference to Exhibit 10.a of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (File No. 000-50189)).31, 2008 (File No. 000-50189)).

10.b
Crown Holdings, Inc. Economic Profit Incentive Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.i of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-50189)).

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

(3)
Amendment No. 1 to the Senior Executive Retirement Agreement, effective June 1, 2012, between Crown Holdings, Inc. and Gerard Gifford dated December 28, 2012 (incorporated by reference to Exhibit 10.m(7) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50189)).

Crown Holdings, Inc.

(4)
Senior Executive Retirement Agreement, effective July 24, 2013, between Crown Holdings, Inc. and Thomas A. Kelly (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No 000-50189)).

(5)
Senior Executive Retirement Agreement between Crown Holdings, Inc. and Djalma Novaes Jr., dated February 26, 2015 (incorporated by reference to Exhibit 10.f(9) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-50189)).

(6)
Senior Executive Retirement Agreement, effective May 1, 2016, between Crown Holdings, Inc. and Robert Bourque, Jr. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 000-50189)).

(7)
Amendment No. 2 to the Senior Executive Retirement Agreement, effective as of May 17, 2016, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated  May 18, 2016 (File No. 000-50189)).

(8)
Senior Executive Retirement Agreement between Crown Holdings, Inc. and Didier Sourisseau, effective April 1, 2017 (incorporated by reference to Exhibit 10.b of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (File No. 000-50189)).

(9)
Amended and Restated Senior Executive Retirement Agreement, effective as of June 1, 2017, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.c of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (File No. 000-50189)).

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

Crown Holdings, Inc.

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2017, 2016 and 2015; (iii) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY
None.

Crown Holdings, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
Date: February 26, 2018
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Donahue, Thomas A. Kelly and William T. Gallagher, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2017 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ Timothy J. Donahue
Timothy J. Donahue	Director, President and Chief Executive Officer

/s/ Thomas A. Kelly
Thomas A. Kelly	Senior Vice President and Chief Financial Officer

/s/ David A. Beaver
David A. Beaver	Vice President and Corporate Controller

DIRECTORS

/s/ John W. Conway	/s/ James H. Miller
John W. Conway, Chairman of the Board	James H. Miller

/s/ Arnold W. Donald	/s/ Josef M. Müller
Arnold W. Donald	Josef M. Müller

/s/ Andrea J. Funk	/s/ Caesar F. Sweitzer
Andrea J. Funk	Caesar F. Sweitzer

/s/ Rose Lee	/s/ Jim L. Turner
Rose Lee	Jim L. Turner

/s/ William G. Little	/s/ William S. Urkiel
William G. Little	William S. Urkiel

/s/ Hans J. Löliger
Hans J. Löliger