Form 10-Q
period 2018-03-31
CROWN HOLDINGS INC
filed 2018-05-02
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

There were 134,307,645 shares of Common Stock outstanding as of May 1, 2018.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2018	2017
Net sales	$2,197	$1,901
Cost of products sold, excluding depreciation and amortization	1,808	1,531
Depreciation and amortization	65	59
Selling and administrative expense	90	90
Restructuring and other	13	(4)
Income from operations	221	225
Other pension and postretirement	(17)	(12)
Interest expense	74	62
Interest income	(6)	(3)
Foreign exchange	18	(1)
Income before income taxes	152	179
Provision for income taxes	39	46
Net income	113	133
Net income attributable to noncontrolling interests	(23)	(26)
Net income attributable to Crown Holdings	$90	$107

Earnings per common share attributable to Crown Holdings:
Basic	$0.67	$0.77
Diluted	$0.67	$0.77

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31
	2018	2017
Net income	$113	$133

Other comprehensive income, net of tax:
Foreign currency translation adjustments	82	110
Pension and other postretirement benefits	11	9
Derivatives qualifying as hedges	(32)	21
Total other comprehensive income	61	140

Total comprehensive income	174	273
Net income attributable to noncontrolling interests	(23)	(26)
Translation adjustments attributable to noncontrolling interests	(1)	—
Derivatives qualifying as hedges attributable to noncontrolling interests	—	(1)
Comprehensive income attributable to Crown Holdings	$150	$246

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$2,201	$424
Receivables, net	1,386	1,041
Inventories	1,431	1,385
Prepaid expenses and other current assets	243	224
Total current assets	5,261	3,074

Goodwill	3,134	3,046
Intangible assets, net	487	472
Property, plant and equipment, net	3,322	3,239
Other non-current assets	875	832
Total	$13,079	$10,663

Liabilities and equity
Current liabilities
Short-term debt	$32	$62
Current maturities of long-term debt	61	64
Accounts payable	2,009	2,367
Accrued liabilities	759	757
Total current liabilities	2,861	3,250

Long-term debt, excluding current maturities	7,778	5,217
Postretirement and pension liabilities	584	588
Other non-current liabilities	744	685
Commitments and contingent liabilities (Note I)
Noncontrolling interests	347	322
Crown Holdings shareholders’ equity	765	601
Total equity	1,112	923
Total	$13,079	$10,663

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31
	2018	2017
Cash flows from operating activities
Net income	$113	$133
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	65	59
Restructuring and other	13	(4)
Foreign exchange	18	(1)
Pension expense	1	5
Pension contributions	(5)	(13)
Stock-based compensation	6	4
Changes in assets and liabilities:
Receivables	(364)	(293)
Inventories	(169)	(151)
Accounts payable and accrued liabilities	(445)	(324)
Other, net	16	8
Net cash used for operating activities	(751)	(577)
Cash flows from investing activities
Capital expenditures	(92)	(107)
Beneficial interests in transferred receivables	175	257
Proceeds from sale of property, plant and equipment	—	3
Foreign exchange derivatives related to an acquisition	(25)	—
Net cash provided by investing activities	58	153
Cash flows from financing activities
Proceeds from long-term debt	1,912	4
Payments of long-term debt	(13)	(12)
Net change in revolving credit facility and short-term debt	576	351
Debt issue costs	(29)	—
Common stock issued	—	7
Common stock repurchased	(1)	(133)
Dividends paid to noncontrolling interests	—	(13)
Foreign exchange derivatives related to debt	10	(5)
Net cash provided by financing activities	2,455	199
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14	4
Net change in cash, cash equivalents and restricted cash	1,776	(221)
Cash, cash equivalents and restricted cash at January 1	435	576
Cash, cash equivalents and restricted cash at March 31	$2,211	$355

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2017	$929	$446	$2,621	$(3,400)	$(230)	$366	$302	$668
Cumulative effect of change in accounting principles			60			60		60
Net income			107			107	26	133
Other comprehensive income				139		139	1	140
Dividends paid to noncontrolling interests						—	(13)	(13)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		4				4		4
Common stock issued		6			1	7		7
Common stock repurchased		(127)			(13)	(140)		(140)
Balance at March 31, 2017	$929	$328	$2,788	$(3,261)	$(241)	$543	$316	$859

Balance at January 1, 2018	$929	$167	$3,004	$(3,241)	$(258)	$601	$322	$923
Cumulative effect of change in accounting principles			6	3		9	1	10
Net income			90			90	23	113
Other comprehensive income				60		60	1	61
Stock-based compensation		6				6		6
Common stock repurchased		(1)				(1)		(1)
Balance at March 31, 2018	$929	$172	$3,100	$(3,178)	$(258)	$765	$347	$1,112

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2018 and the results of its operations for the three months ended March 31, 2018 and 2017 and of its cash flows for the three months ended March 31, 2018 and 2017. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

B.	Accounting and Reporting Developments

Recently Adopted Accounting Standards

Statement of Cash Flows

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and payments on the statement of cash flows. Under the new guidance, cash payments resulting from debt prepayment or extinguishment are classified as cash outflows from financing activities. In addition, beneficial interests obtained in a securitization of financial assets are disclosed as a noncash activity and cash receipts from the beneficial interests are classified as cash inflows from investing activities. Under previous guidance, the Company classified cash receipts from beneficial interests in securitized receivables and cash payments resulting from debt prepayment or extinguishment as cash flows from operating activities. The Company adopted this guidance on January 1, 2018 and recast prior period amounts to conform to the current year presentation. For the period ended March 31, 2017, the Company reclassified $257 from net cash used for operating activities to net cash provided by investing activities. Additionally, for the three months ended March 31, 2018 and 2017, beneficial interests obtained in securitized receivables included in noncash investing activities were $199 and $265.

In November 2016, new accounting guidance was issued that requires the statement of cash flows to explain the change in the total of cash, cash equivalents and restricted cash. In addition, restricted cash is included in a cash reconciliation of beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted this guidance on January 1, 2018 and recast prior period amounts to confirm to current year presentation.

Cash, cash equivalents and restricted cash included in the Company's Consolidated Balance Sheets were as follows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$2,201	$424
Restricted cash, included in prepaid expenses and other current assets	1	2
Restricted cash, included in other non-current assets	9	9
Total cash, cash equivalents and restricted cash	$2,211	$435

Crown Holdings, Inc.

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$338	$559
Restricted cash, included in prepaid expenses and other current assets	8	8
Restricted cash, included in other non-current assets	9	9
Total cash, cash equivalents and restricted cash	$355	$576

Amounts included in restricted cash primarily represent those required to be set aside by the Company's receivables securitization agreement in Europe.

Pension and other postretirement benefit costs

In March 2017, the FASB issued new guidance on the presentation of pension and other postretirement benefit costs. Under the new guidance, only the service cost component of pension and other postretirement benefit costs is presented with other employee compensation costs within income from operations or capitalized in assets. The other components are reported separately outside of income from operations and are not eligible for capitalization. The Company adopted this guidance on January 1, 2018 and recast prior period amounts to conform to current year presentation. A net benefit of $12 was reclassified from cost of products sold, excluding depreciation and amortization, to other pension and postretirement on the Company's Consolidated Statement of Operations for the period ended March 31, 2017.

Revenue recognition

In May 2014, the FASB issued new guidance which outlined a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under previous guidance, the Company generally recognized revenue upon shipment or delivery. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services which is either at a point in time or over time. In addition to accelerating the timing of revenue recognition, an unbilled receivable is recognized with an offsetting decrease to inventory. The new guidance is not expected to have a material impact on the Company's annual income from operations but could impact income from operations in certain quarters as the Company may recognize revenue from certain products as it builds inventory in anticipation of seasonal demands.

On January 1, 2018, the Company adopted the new revenue standard using the modified retrospective method applied to those contracts which were outstanding as of January 1, 2018. The Company recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. Results from reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with accounting standards in effect for those periods.

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of January 1, 2018 for the adoption of the new revenue standard was as follows:

Crown Holdings, Inc.

	As reported		As revised
	December 31,		January 1,
	2017	Adjustment	2018
Receivables, net	$1,041	$154	$1,195
Inventories	1,385	(144)	1,241
Prepaid and other current assets	224	26	250
Total current assets	3,074	36	3,110
Other non-current assets	832	1	833
Total assets	10,663	37	10,700
Accrued liabilities	757	17	774
Total current liabilities	3,250	17	3,267
Other non-current liabilities	685	10	695
Noncontrolling interests	322	1	323
Accumulated earnings	3,004	9	3,013
Crown Holdings shareholders' equity	601	9	610
Total equity	923	10	933
Total liabilities and equity	10,663	37	10,700
In accordance with the new revenue standard, the impact of adoption on the Company’s Consolidated Balance Sheet and Statement of Operations was as follows:

	As reported		Balances
	March 31,	Effects of	without adoption
Consolidated Balance Sheet	2018	Change	of new standard
Receivables, net	$1,386	$(245)	$1,141
Inventories	1,431	210	1,641
Prepaid and other current assets	243	(20)	223
Total current assets	5,261	(55)	5,206
Other non-current assets	875	2	877
Total assets	13,079	(53)	13,026
Accrued liabilities	759	(22)	737
Total current liabilities	2,861	(22)	2,839
Other non-current liabilities	744	(10)	734
Noncontrolling interests	347	(1)	346
Accumulated earnings	3,100	(20)	3,080
Crown Holdings shareholders' equity	765	(20)	745
Total equity	1,112	(21)	1,091
Total liabilities and equity	13,079	(53)	13,026

Crown Holdings, Inc.

	As reported		Balances
	March 31,	Effects of	without adoption
Statement of Operations	2018	Change	of new standard
Net Sales	$2,197	$(82)	$2,115
Cost of products sold, excluding depreciation and amortization	1,808	(69)	1,739
Income from operations	221	(13)	208
Income before taxes	152	(13)	139
Provision for income taxes	39	(3)	36
Net income	113	(10)	103
Net income attributable to Crown Holdings	90	(10)	80
Earnings per common share attributable to Crown Holdings:
Basic	$0.67	$(0.07)	$0.60
Diluted	$0.67	$(0.07)	$0.60

Hedge Accounting

In August 2017, the FASB issued new guidance on hedge accounting. The new guidance allows contractually-specified price components of a commodity purchase or sale to be eligible for hedge accounting. Additionally, the new standard permits qualitative effectiveness assessments for certain hedges after the initial hedge qualification analysis. The Company adopted this guidance on January 1, 2018 using the modified retrospective approach for hedges of contractually-specified price components of commodity purchases and sales that existed on the adoption date. Upon adoption, the Company reclassified a net charge of $3 for the cumulative ineffectiveness of these contracts from retained earnings to accumulated other comprehensive income as a cumulative-effect adjustment.

Intercompany transfers

In October 2016, the FASB issued new guidance related to intercompany transfers of assets other than inventory. Under previous guidance, income tax expense associated with intercompany profits in an intercompany sale or transfer of assets was deferred until the assets left the consolidated group. Similarly, deferred tax assets were not recognized for any increase in tax bases due to the intercompany sale or transfer. The new guidance allows for the recognition of income tax expense and deferred tax benefits on increases in tax bases when an intercompany sale or transfer occurs. Income tax effects of intercompany inventory transactions continue to be deferred until the assets leave the consolidated group. The guidance became effective for the Company on January 1, 2018 and did not have a material impact on the Company's consolidated financial statements.

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

C.     Acquisition of Signode

On April 3, 2018, the Company completed its acquisition of Signode Industrial Group Holdings (Bermuda) Ltd. (“Signode”), a leading global provider of transit packaging systems and solutions. The Company paid a purchase price of $3.9 billion, including debt and certain other liabilities assumed, subject to customary closing adjustments. The acquisition was undertaken by a subsidiary of Crown European Holdings S.A.

Crown Holdings, Inc.

The consideration paid by the Company was financed using available cash on hand, the proceeds of the January 2018 issuances of €335 2.250% senior unsecured notes due 2023, €500 2.875% senior unsecured notes due 2026 and $875 4.750% senior unsecured notes due 2026 and borrowings of $100 additional Dollar Term A Loans, $1,150 Dollar Term B Loans and €750 Euro Term B Loans under its credit agreement. See Note K for further details about the acquisition financing.

Additionally, the Company entered into forward contracts to partially mitigate its currency exchange rate risk associated with the euro denominated cash portion of the purchase price. On March 29, 2018, the Company settled these contracts with notional amounts that totaled approximately €1,585 ($1,956 at January 19, 2018) for a loss of $25.

D.     Revenue

The majority of the Company’s revenues from metal packaging products are derived from multi-year requirement contracts with leading manufacturers and marketers of packaged consumer products for can sets, comprising a can and an end. As requirement contracts do not typically include fixed volumes, customers often purchase products pursuant to purchase orders or other communications which are short-term in nature. The can and the end are considered separate performance obligations because they are distinct and separately identifiable. Revenues are recognized when control of the promised products is transferred to customers. The Company manufactures certain products that have no alternative use to the Company once they are printed or manufactured to customer specifications. If the Company has an enforceable right to payment for custom products at all times in the manufacturing process, revenue is recognized over time. In each of the Company’s geographic markets, revenue from beverage cans is primarily recognized over time using the units produced output method as beverage cans are generally printed for a specific customer in a continuous production process. The timing of revenue recognition for the Company’s other products, including beverage ends and three-piece products, which includes food cans and ends and aerosol cans and ends, may vary as these products may be printed or customized depending upon customer preferences which can vary by geographic market. Revenue that is recognized over time for the Company’s three-piece products and equipment business is generally recognized using the cost-to-cost input method as these products involve an intermediary step that results in customized work-in-progress inventory. For products that follow a point in time model, revenue is generally recognized when title and risk of loss transfer.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Standalone selling prices for each performance obligation are generally stated in the contract. When the Company offers variable consideration in the form of volume rebates to customers, it estimates the most likely amount of revenue to which it is expected to be entitled and includes the estimate in the transaction price, limited to the amount which is probable will not result in reversal of cumulative revenue recognized when the variable consideration is resolved. When the Company offers customers options to purchase additional product at discounted prices, judgment is required to determine if the discounted prices represent material rights. If so, the transaction price allocated to the discount is based on its relative standalone price and is recognized upon purchase of the additional product. Customer payment terms are typically less than one year and as such, the Company has applied the practical expedient to exclude consideration of significant financing components from the determination of transaction price.
Taxes collected from customers and remitted to governmental authorities are excluded from net sales. Shipping and handling fees and costs from product sales are reported as cost of products sold and are accrued when the Company recognizes revenue over time before the shipping and handling activities occur. Costs to obtain a contract are generally immaterial but the Company has elected the practical expedient to expense these costs as incurred if the duration of the contract is one year or less.
For the three months ended March 31, 2018, the Company recognized revenue of $1,428 over time and $769 point in time. See Note Q for further disaggregation of the Company's revenue for the three months ended March 31, 2018. We have applied the practical expedient to exclude disclosure of remaining performance obligations as our contracts typically have a term of one year or less.

Unbilled Receivables

Unbilled receivables are recorded for revenue recognized over time when the Company has determined that control has passed to the customer but the customer has not yet been invoiced because the Company does not have present right to payment. The Company generally has a present right to payment when title of product transfers. Unbilled receivables

Crown Holdings, Inc.

are reflected in receivables in the Consolidated Balance Sheet. When the Company records an unbilled receivable there is an offsetting decrease to inventory.
Contract Assets and Contract Liabilities
Contract assets are recorded for revenue recognized over time when the Company has determined that control for a performance obligation has passed to the customer, but the right to invoice the customer is contingent upon the completion of the performance obligations included in the contract. Contract assets are classified as current as they are expected to be invoiced within one year and may not exceed their net realizable value.
Contract liabilities are established if the Company must defer the recognition of a portion of consideration received because it has to satisfy a future obligation. Contract liabilities are classified as current or noncurrent based on when the Company expects to recognize revenue.
Contract assets are typically recognized for work in process related to the Company's three-piece printed products. The Company's equipment business may record contract assets or contract liabilities for contracts depending on the timing of satisfaction of performance obligations and receipt of consideration from the customer. These equipment contracts, including payment terms, are typically less than one year in duration.
Contract assets and liabilities are reported in a net position on a contract-by-contract basis.
Net contract assets were as follows:

	March 31, 2018	January 1, 2017
Contract assets, included in prepaid and other current assets	$20	$26
Contract liabilities, included in accrued liabilities	(1)	(1)
Contract liabilities, included in other non-current liabilities	(7)	(7)
Net contract asset	$12	$18

For the three months ended March 31, 2018, the Company recognized revenue of less than $1 related to contract liabilities at January 1, 2018 for performance obligations satisfied during the period.

E.	Receivables

	March 31, 2018	December 31, 2017
Accounts receivable	$969	$894
Less: allowance for doubtful accounts	(72)	(71)
Net trade receivables	897	823
Unbilled receivables	245	—
Miscellaneous receivables	244	218
Receivables, net	$1,386	$1,041

F.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	March 31, 2018	December 31, 2017
Raw materials and supplies	760	$737
Work in process	157	139
Finished goods	514	509
	$1,431	$1,385

Crown Holdings, Inc.

G.	Restructuring and Other

The Company recorded restructuring and other charges / (benefits) as follows:

	Three Months Ended
	March 31
	2018	2017
Asset impairments and sales	$7	$(6)
Restructuring	3	2
Transaction costs	3	—
	$13	$(4)

At March 31, 2018, the Company had restructuring accruals of $19 primarily related to the closure of a promotional packaging facility in Europe which was announced in 2017 and prior actions to reduce manufacturing capacity and headcount in its European businesses. The Company expects to pay the majority of this liability over the next twelve months. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

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

Crown Holdings, Inc.

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

During the three months ended March 31, 2018, the Company paid $1 to settle outstanding claims and had claims activity as follows:

Beginning claims	55,500
New claims	500
Settlements or dismissals	(500)
Ending claims	55,500

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2017, the Company's outstanding claims were:

Claimants alleging first exposure after 1964	16,500
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000
Pennsylvania	1,500
Other states that have enacted asbestos legislation	6,000
Other states	18,500
Total claims outstanding	55,500

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2018.

Crown Holdings, Inc.

As of March 31, 2018, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $313, including $266 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 81% of the claims outstanding at the end of 2017), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the market for the supply of metal packaging products. The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date. In April 2018, the FCO announced that it referred its cartel investigation concerning metal packaging to the European Commission (the “Commission”) due to its believe that there is evidence of competition law violations in several EU member states and that the FCO was no longer continuing its national investigation. Also in April 2018, Commission officials conducted unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the United Kingdom. The Commission's decision authorizing the inspections cited indications of anti-competitive agreements and practices in the market for the supply of metal packaging products over several years. The Commission's investigation is ongoing and, to date, the Commission has not officially charged the Company or any of its subsidiaries with violations of competition law. The Company is cooperating with the Commission and submitted a leniency application which disclosed the findings of the internal investigation referenced above. This application may lead to the reduction of possible future penalties. If the Commission finds that the Company or any of its subsidiaries violated competition law, it has the power to levy fines. At this stage of the investigation the Company believes that a loss is probable. However, the Company is unable to predict the ultimate outcome of the Commission’s investigation and is unable to estimate the loss or possible range of any additional losses that could be incurred, and has therefore not recorded a charge in connection with the actions by the Commission. If the Commission finds that the Company or any of its subsidiaries violated competition law, fines levied by the Commission could be material to the Company's operating results and cash flows for the periods in which they are resolved or become reasonably estimable.

Crown Holdings, Inc.

In March 2017, U.S. Customs and Border Protection (“CBP”) at the Port of Milwaukee issued a penalty notification alleging that certain of the Company’s subsidiaries intentionally misclassified the importation of certain goods into the U.S. during the period 2004-2009 and assessed a penalty of $8. The Company has acknowledged to CBP that the goods were misclassified and has paid all related duties, which were approximately $1. The Company has asserted that the misclassification was unintentional and disputes the penalty assessment. The Company cannot predict the ultimate outcome of this matter and has not accrued a liability with respect to the assessed penalty. At the present time, based on the information available, the Company does not believe that a loss for the alleged intentional misclassification is probable. There can be no assurance the Company will be successful in contesting the assessed penalty.

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

The Company has various commitments to purchase materials, supplies and utilities as part of the ordinary course of business. The Company’s basic raw materials for its products are steel and aluminum, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials (including in connection with tariffs recently imposed in the U.S., which may increase costs) and has periodically adjusted its selling prices to reflect these movements. There can be no assurance, however, that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for standby letters of credit and for purchases of capital assets.

At March 31, 2018, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

J.	Derivative and Other Financial Instruments

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

Fair value disclosures for financial assets and liabilities that were accounted for at fair value on a recurring basis are provided later in this note. In addition, see Note K for fair value disclosures related to debt.

Derivative Financial Instruments

In the normal course of business the Company is subject to risk from adverse fluctuations in currency exchange rates, interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial

Crown Holdings, Inc.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2018 mature between one and thirty-one months.

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

The following tables set forth financial information about impact on other comprehensive income ("OCI"), accumulated other comprehensive income (“AOCI”) and earnings from changes in the fair value of derivative instruments.

Crown Holdings, Inc.

	Amount of gain/(loss)
	recognized in OCI
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Derivatives in cash flow hedges
Foreign exchange	$(3)	$(2)
Commodities	(23)	23
	$(26)	$21

	Pre-tax amount of gain/(loss)
	reclassified from AOCI into
	income
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017	Affected line item in the
Derivatives in cash flow hedges			statement of operations
Foreign exchange	$—	$(3)	Net sales
Commodities	(2)	—	Net sales
Foreign exchange	—	1	Cost of products sold
Commodities	10	4	Cost of products sold
	$8	$2

For the three months ended March 31, 2017, only the effective portion of cash flow hedges was recognized in other comprehensive income. For the three months ended March 31, 2017, the Company recognized a gain of $2 ($1, net of tax) in earnings related to hedge ineffectiveness caused by volatility in the metal premium component of aluminum prices. There is no ineffectiveness in the current year as the Company has hedged variability in cash flows for contractually specified components of its aluminum purchases.

For the twelve month period ending March 31, 2018, a net loss of $7 ($5, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the three months ended March 31, 2018 and 2017 in connection with anticipated transactions that were no longer considered probable.

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

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated in hedge relationships; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes arising from re-measurement of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in currencies other than the entity's functional currency.

For the three months ended March 31, 2018 and 2017, the Company recorded losses of less than $1 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statement of Operations.

Crown Holdings, Inc.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain/(loss)
	recognized in income on
	derivative
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017	Affected line item in the
Derivatives not designated as hedges			statement of operations
Foreign exchange	$—	$1	Net sales
Foreign exchange	1	(1)	Cost of products sold
Foreign exchange	5	—	Foreign exchange
Commodities	—	(7)	Cost of products sold
	$6	$(7)

For the three months ended March 31, 2017, certain commodity hedges did not meet the criteria for hedge accounting and therefore the change in their fair value during the quarter was recognized in earnings.

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three months ended March 31, 2018 and 2017, the Company recorded losses of $35 ($31, net of tax) and $15 ($12, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of March 31, 2018 and December 31, 2017, cumulative losses of $141 and $106 ($118 and $88, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges. As of March 31, 2018 and December 31, 2017, the carrying amount of the hedged net investment was approximately €907 and €1,150 ($1,117 and $1,417 at March 31, 2018 and December 31, 2017).

In January 2018, the Company entered into a series of cross-currency swaps with an aggregate notional of $875 (€718). The swaps are designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contracts, the Company will receive semi-annual fixed U.S. dollar payments at a rate of 4.75% of the U.S. notional value and pay 2.50% on the euro notional value.

Gains or losses on net investment hedges remain in accumulated other comprehensive income until disposal of the underlying assets.

The following tables set forth financial information about the impact on OCI from changes in the fair value of derivative instruments.

	Amount of gain/(loss)
	recognized in OCI
	Three Months Ended	Three Months Ended
Derivatives designated as net investment hedges	March 31, 2018	March 31, 2017

Foreign exchange	$(28)	$—

Gains and losses representing components excluded from the assessment of effectiveness on derivatives designated as net investment hedges are recognized in accumulated other comprehensive income.

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	March 31, 2018	December 31, 2017
Derivative assets
Cash flow derivatives designated as hedges:
Foreign exchange	Other current assets	$7	$5
Commodities	Other current assets	17	25
Commodities	Other non-current assets	1	4
Cash flow derivatives not designated as hedges:
Foreign exchange	Other current assets	1	1
Commodities	Other current assets	—	22
Fair value derivatives designated as hedges:
Foreign exchange	Other current assets	1	1
Fair value derivatives not designated as hedges:
Foreign exchange	Other current assets	1	5
	Total	$28	$63

Derivative liabilities
Cash flow derivatives designated as hedges:
Foreign exchange	Accrued liabilities	$11	$6
Commodities	Accrued liabilities	21	—
Foreign exchange	Other non-current liabilities	1	—
Commodities	Other non-current liabilities	4	—
Cash flow derivatives not designated as hedges:
Foreign exchange	Accrued liabilities	1	1
Commodities	Accrued liabilities	—	15
Fair value derivatives designated as hedges:
Foreign exchange	Accrued liabilities	1	1
Fair value derivatives not designated as hedges:
Foreign exchange	Accrued liabilities	2	—
Net investment derivatives designated as hedges:
Foreign exchange	Other non-current liabilities	37	—
	Total	$78	$23

Fair Value Hedge Carrying Amounts

			Cumulative amount of fair value
			hedging adjustment included in the
	Carrying amount of the hedged		carrying amount of the hedged
Line item in the statement of	assets/(liabilities)		assets/(liabilities)
financial position in which the	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
hedge item is included
Cash and cash equivalents	$6	$1	$—	$—
Receivables, net	14	15	—	—
Accrued liabilities	(22)	(12)	—	—

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at March 31, 2018
Derivative assets	$28	$17	$11
Derivative liabilities	78	17	61

Balance at December 31, 2017
Derivative assets	63	17	46
Derivative liabilities	23	17	6

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 were:

	March 31, 2018	December 31, 2017
Derivatives in cash flow hedges:
Foreign exchange	$839	$864
Commodities	335	276
Derivatives in fair value hedges:
Foreign exchange	70	60
Derivatives not designated as hedges:
Foreign exchange	586	575
Commodities	—	40

Crown Holdings, Inc.

K.	Debt

The Company's outstanding debt was as follows:

	March 31, 2018		December 31, 2017
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$32	$32	$62	$62

Long-term debt
Senior secured borrowings:
Revolving credit facilities	$749	$749	$122	$122
Term loan facilities
U.S. dollar at LIBOR + 1.50% due 2022	736	730	741	735
Euro at EURIBOR + 1.50% due 2022[1]	330	330	324	324
Senior notes and debentures:
€650 at 4.0% due 2022	801	795	781	774
U. S. dollar at 4.50% due 2023	1,000	992	1,000	992
€335 at 2.250% due 2023	413	407	—	—
€600 at 2.625% due 2024	739	732	720	713
€600 at 3.375% due 2025	739	730	720	711
U.S. dollar at 4.25% due 2026	400	393	400	393
U.S. dollar at 4.75% due 2026	875	863	—	—
U.S. dollar at 7.375% due 2026	350	347	350	347
€500 at 2.875% due 2026	616	608	—	—
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	94	94	101	101
Capital lease obligations	29	29	29	29
Total long-term debt	7,911	7,839	5,328	5,281
Less current maturities	(61)	(61)	(64)	(64)
Total long-term debt, less current maturities	$7,850	$7,778	$5,264	$5,217

(1) €268 and €270 at March 31, 2018 and December 31, 2017.

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $7,993 at March 31, 2018 and $5,562 at December 31, 2017.

In January 2018, the Company amended its revolving credit agreements, effective as of April 2018, to provide capacity of $1,650 under the revolving credit facility upon completion of the Signode acquisition and extend the timetable for compliance with total leverage ratios.

In January 2018, the Company issued $875 principal amount of 4.750% senior unsecured notes due 2026. The notes were issued at par by Crown Americas LLC, a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries.

In January 2018, the Company also issued €500 ($616 at March 31, 2018) principal amount of 2.875% senior unsecured notes due 2026 and €335 ($413 at March 31, 2018) principal amount of 2.250% senior unsecured notes due 2023. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company and are unconditionally guaranteed by the Company and certain of its subsidiaries.

In April 2018, the Company borrowed $100 Term A loans and $1,150 Term B loans under its U.S. dollar term loan facility and €750 ($924 at March 31, 2018) additional Term B loans under its European term loan facility. The Term B loans mature on April 3, 2025 and interest rates are based on LIBOR or EURIBOR plus a margin of 1.00% up to 2.375%.

Crown Holdings, Inc.

L.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31
Pension benefits – U.S. plans	2018	2017
Service cost	$4	$3
Interest cost	12	12
Expected return on plan assets	(21)	(20)
Recognized net loss	12	13
Net periodic cost	$7	$8

	Three Months Ended
	March 31
Pension benefits – Non-U.S. plans	2018	2017
Service cost	$7	$6
Interest cost	19	19
Expected return on plan assets	(40)	(35)
Recognized prior service credit	(3)	(3)
Recognized net loss	11	10
Net periodic benefit	$(6)	$(3)

	Three Months Ended
	March 31
Other postretirement benefits	2018	2017
Service cost	$—	$—
Interest cost	1	1
Recognized prior service credit	(9)	(10)
Recognized net loss	1	1
Net periodic benefit	$(7)	$(8)

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

M.	Income Taxes

The Company's accounting for the Tax Cuts and Jobs Act (H.R. 1), (the "Tax Act") is provisional. As of December 31, 2017, the Company recorded a gross provisional obligation of $113 for the one-time tax imposed on the unremitted earnings of non-U.S. subsidiaries. The Company expects to be able to use foreign tax credit carryforwards to satisfy this obligation. The Company has not made any additional measurement-period adjustments related to these items during the first quarter of 2018. The Company continues to review the technical interpretations of the Tax Act and other applicable laws, monitor legislative changes, review U.S. state guidance as issued and obtain the information necessary to complete the calculations and expects to complete its analysis during the fourth quarter of 2018.

As of March 31, 2018, the Company had a valuation allowance of $207 related to the portion of U.S. state tax loss carryforwards that the Company does not believe are more likely than not to be utilized prior to their expiration. The Company has not yet been able to make a reasonable estimate of the impact of the Tax Act on state taxable income and any related impact on this valuation allowance.

Crown Holdings, Inc.

N.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2017	$(1,524)	$(1,879)	$3	$(3,400)
Other comprehensive income before reclassifications		110	21	131
Amounts reclassified from accumulated other comprehensive income	9		(1)	8
Other comprehensive income	9	110	20	139
Balance at March 31, 2017	$(1,515)	$(1,769)	$23	$(3,261)

Balance at January 1, 2018	$(1,583)	$(1,681)	$23	$(3,241)
Cumulative effect of change in accounting principle			3	3
Other comprehensive income before reclassifications		81	(26)	55
Amounts reclassified from accumulated other comprehensive income	11		(6)	5
Other comprehensive income (loss)	11	81	(29)	63
Balance at March 31, 2018	$(1,572)	$(1,600)	$(6)	$(3,178)

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended
Details about accumulated other	March 31		Affected line item in the
comprehensive income components	2018	2017	statement of operations
(Gains) losses on cash flow hedges
Commodities	$2	$—	Net sales
	(10)	(4)	Cost of products sold
	(8)	(4)	Income before taxes
	2	1	Provision for income taxes
	$(6)	$(3)	Net income

Foreign exchange	$—	$3	Net sales
	—	(1)	Cost of products sold
	—	2	Income before taxes
	—	—	Provision for income taxes
	$—	$2	Net income

Total gains on cash flow hedges	$(6)	$(1)

Amortization of defined benefit plan items
Actuarial losses (a)	$24	$24	Other pension and postretirement
Prior service credit (a)	(12)	(13)	Other pension and postretirement
	12	11	Income before taxes
	(1)	(2)	Provision for income taxes
	$11	$9	Net income

Total reclassifications for the period	$5	$8
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement costs. See Note L for further details.

Crown Holdings, Inc.

O.	Stock-Based Compensation

A summary of restricted stock transactions during the three months ended March 31, 2018 follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2018	1,053,842
Awarded:
Time-vesting shares	73,173
Performance-based shares	142,154
Released:
Time-vesting shares	(59,035)
Forfeitures:
Time-vesting shares	(4,575)
Performance-based shares	(159,738)
Non-vested stock awards outstanding at March 31, 2018	1,045,821

The performance-based share awards are subject to either a market condition or a performance condition. For awards subject to a market condition, the performance metric is the Company's total shareholder return, which includes share price appreciation and dividends paid during the three-year term of the award, measured against a peer group of companies. These awards cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of market performance achieved, ranging between 0% and 200% of the shares originally awarded, and are settled in stock.

For awards subject to a performance condition, the performance metric is the Company's average return on invested capital, over the three-year term. These awards cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded, and are settled in stock.

The time-vesting restricted and deferred stock awards vest ratably over three to five years.

The weighted average grant-date fair values of awards issued during the three months ended March 31, 2018 were $57.09 for the time-vesting stock awards and $58.77 for the performance-based stock awards.

The fair value of the performance-based shares subject to a market condition awarded in 2018 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 19.9%, an expected term of three years, and a weighted average risk-free interest rate of 2.01%.

As of March 31, 2018, unrecognized compensation cost related to outstanding non-vested stock awards was $32. The weighted average period over which the expense is expected to be recognized is 1.7 years. The aggregate market value of the shares released on the vesting dates was $3 for the three months ended March 31, 2018.

Crown Holdings, Inc.

P.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended
	March 31
	2018	2017
Net income attributable to Crown Holdings	$90	$107
Weighted average shares outstanding:
Basic	133.5	138.5
Dilutive stock options and restricted stock	0.3	0.5
Diluted	133.8	139.0
Basic earnings per share	$0.67	$0.77
Diluted earnings per share	$0.67	$0.77

For the three months ended March 31, 2018, there were 0.2 million contingently issuable common shares excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

Q.	Segment Information

The Company evaluates performance and allocates resources based on segment income, which is not a defined term under GAAP. Previously, the Company defined segment income as income from operations adjusted to exclude provisions for asbestos and restructuring and other, the impact of fair value adjustments related to the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness. During the first quarter of 2018, the Company updated its definition of segment income to also exclude intangibles amortization charges. Prior period segment income amounts below have been recast to conform to current year presentation of intangible amortization charges and the new guidance related to presentation of pension and other postretirement benefit costs discussed in Note B.

Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about the Company's operating segments.

	External Sales
	Three Months Ended
	March 31
	2018	2017
Americas Beverage	$758	$674
European Beverage	371	303
European Food	428	379
Asia Pacific	337	278
Total reportable segments	1,894	1,634
Non-reportable segments	303	267
Total	$2,197	$1,901

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, its food can business in North America, its promotional packaging business in Europe and its tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales
	Three Months Ended
	March 31
	2018	2017
Americas Beverage	$10	$6
European Beverage	—	1
European Food	22	16
Asia Pacific	—	—
Total reportable segments	32	23
Non-reportable segments	27	35
Total	$59	$58

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income
	Three Months Ended
	March 31
	2018	2017
Americas Beverage	$98	$104
European Beverage	55	50
European Food	56	51
Asia Pacific	44	39
Total reportable segments	$253	$244

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended
	March 31
	2018	2017
Segment income of reportable segments	$253	$244
Segment income of non-reportable segments	31	28
Corporate and unallocated items	(39)	(41)
Restructuring and other	(13)	4
Amortization of intangibles	(11)	(10)
Other pension and postretirement	17	12
Interest expense	(74)	(62)
Interest income	6	3
Foreign exchange	(18)	1
Income before income taxes	$152	$179

For the three months ended March 31, 2018 and 2017, intercompany profit of $1 and $3 was eliminated within segment income of non-reportable segments.

Corporate and unallocated items includes corporate and division administrative costs, technology costs and fair value adjustments for the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness.

Crown Holdings, Inc.

R.	Condensed Combining Financial Information

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary of the Company, has $350 principal amount of 7.375% senior notes due 2026 and $40 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt and the guarantees are made on a joint and several basis.

The following condensed combining financial statements:
•statements of comprehensive income for the three months ended March 31, 2018 and 2017,
•balance sheets as of March 31, 2018 and December 31, 2017, and
•statements of cash flows for the three months ended March 31, 2018 and 2017 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,197		$2,197
Cost of products sold, excluding depreciation and amortization			1,808		1,808
Depreciation and amortization			65		65
Selling and administrative expense		$2	88		90
Restructuring and other			13		13
Income from operations		(2)	223		221
Other pension and postretirement			(17)		(17)
Net interest expense		19	49		68
Foreign exchange			18		18
Income/(loss) before income taxes		(21)	173		152
Provision for / (benefit from) income taxes		(4)	43		39
Equity earnings / (loss) in affiliates	$90	95		$(185)	—
Net income	90	78	130	(185)	113
Net income attributable to noncontrolling interests			(23)		(23)
Net income attributable to Crown Holdings	$90	$78	$107	$(185)	$90

Total comprehensive income	$150	$47	$191	$(214)	$174
Comprehensive income attributable to noncontrolling interests			(24)		(24)
Comprehensive income attributable to Crown Holdings	$150	$47	$167	$(214)	$150

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$1,901		$1,901
Cost of products sold, excluding depreciation and amortization			1,531		1,531
Depreciation and amortization			59		59
Selling and administrative expense		$2	88		90
Restructuring and other			(4)		(4)
Income from operations		(2)	227		225
Other pension and postretirement			(12)		(12)
Net interest expense		20	39		59
Foreign exchange			(1)		(1)
Income/(loss) before income taxes		(22)	201		179
Provision for / (benefit from) income taxes		(10)	56		46
Equity earnings / (loss) in affiliates	$107	99		$(206)	—
Net income	107	87	145	(206)	133
Net income attributable to noncontrolling interests			(26)		(26)
Net income attributable to Crown Holdings	$107	$87	$119	$(206)	$107

Total comprehensive income	$246	$130	$285	$(388)	$273
Comprehensive income attributable to noncontrolling interests			(27)		(27)
Comprehensive income attributable to Crown Holdings	$246	$130	$258	$(388)	$246

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$2,201		$2,201
Receivables, net		$9	1,377		1,386
Inventories			1,431		1,431
Prepaid expenses and other current assets	$2		241		243
Total current assets	2	9	5,250		5,261

Intercompany debt receivables			3,648	$(3,648)	—
Investments	3,296	3,519		(6,815)	—
Goodwill			3,134		3,134
Intangible assets, net			487		487
Property, plant and equipment, net			3,322		3,322
Other non-current assets		285	590		875
Total	$3,298	$3,813	$16,431	$(10,463)	$13,079

Liabilities and equity
Current liabilities
Short-term debt			$32		$32
Current maturities of long-term debt			61		61
Accounts payable			2,009		2,009
Accrued liabilities	$13	$40	706		759
Total current liabilities	13	40	2,808		2,861

Long-term debt, excluding current maturities		387	7,391		7,778
Long-term intercompany debt	2,520	1,128		$(3,648)	—
Postretirement and pension liabilities			584		584
Other non-current liabilities		335	409		744
Commitments and contingent liabilities
Noncontrolling interests			347		347
Crown Holdings shareholders’ equity/(deficit)	765	1,923	4,892	(6,815)	765
Total equity/(deficit)	765	1,923	5,239	(6,815)	1,112
Total	$3,298	$3,813	$16,431	$(10,463)	$13,079

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$424		$424
Receivables, net		$9	1,032		1,041
Inventories			1,385		1,385
Prepaid expenses and other current assets			224		224
Total current assets	—	9	3,065		3,074

Intercompany debt receivables			3,604	$(3,604)	—
Investments	$3,120	$3,448		(6,568)	—
Goodwill			3,046		3,046
Intangible assets, net			472		472
Property, plant and equipment, net			3,239		3,239
Other non-current assets		283	549		832
Total	$3,120	$3,740	$13,975	$(10,172)	$10,663

Liabilities and equity
Current liabilities
Short-term debt			$62		$62
Current maturities of long-term debt			64		64
Accounts payable			2,367		2,367
Accrued liabilities	$22	$41	694		757
Total current liabilities	22	41	3,187		3,250

Long-term debt, excluding current maturities		387	4,830		5,217
Long-term intercompany debt	2,497	1,107		$(3,604)	—
Postretirement and pension liabilities			588		588
Other non-current liabilities		336	349		685
Commitments and contingent liabilities
Noncontrolling interests			322		322
Crown Holdings shareholders’ equity/(deficit)	601	1,869	4,699	(6,568)	601
Total equity/(deficit)	601	1,869	5,021	(6,568)	923
Total	$3,120	$3,740	$13,975	$(10,172)	$10,663

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(22)	$(21)	$(708)	$—	$(751)
Cash flows from investing activities
Capital expenditures			(92)		(92)
Beneficial interests in transferred receivables			175		175
Other			(25)		(25)
Net cash provided by/(used for) investing activities	—		58	—	58
Cash flows from financing activities
Proceeds from long-term debt			1,912		1,912
Payments of long-term debt			(13)		(13)
Net change in revolving credit facility and short-term debt			576		576
Net change in long-term intercompany balances	23	21	(44)		—
Debt issue costs			(29)		(29)
Common stock repurchased	(1)				(1)
Foreign exchange derivatives related to debt			10		10
Net cash provided by/(used for) financing activities	22	21	2,412	—	2,455
Effect of exchange rate changes on cash, cash equivalents and restricted cash			14		14
Net change in cash, cash equivalents and restricted cash	—	—	1,776	—	1,776
Cash, cash equivalents and restricted cash at January 1			435		435
Cash, cash equivalents and restricted cash at March 31	$—	$—	$2,211	$—	$2,211

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(9)	$(14)	$(550)	$(4)	$(577)
Cash flows from investing activities
Capital expenditures			(107)		(107)
Beneficial interests in transferred receivables			257		257
Proceeds from sale of property, plant and equipment			3		3
Net cash provided by/(used for) investing activities	—		153	—	153
Cash flows from financing activities
Proceeds from long-term debt			4		4
Payments of long-term debt			(12)		(12)
Net change in revolving credit facility and short-term debt			351		351
Net change in long-term intercompany balances	135	14	(149)		—
Common stock issued	7				7
Common stock repurchased	(133)				(133)
Dividends paid			(4)	4	—
Dividend paid to noncontrolling interests			(13)		(13)
Foreign exchange derivatives related to debt			(5)		(5)
Net cash provided by/(used for) financing activities	9	14	172	4	199
Effect of exchange rate changes on cash, cash equivalents and restricted cash			4		4
Net change in cash, cash equivalents and restricted cash	—	—	(221)	—	(221)
Cash, cash equivalents and restricted cash at January 1			576		576
Cash, cash equivalents and restricted cash at March 31	$—	$—	$355	$—	$355

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. IV, Crown Americas Capital Corp. V and Crown Americas Capital Corp. VI (collectively, the Issuer), 100% owned subsidiaries of the Company, have outstanding $1,000 principal amount of 4.5% senior notes due 2023, $400 principal amount of 4.25% senior notes due 2026, and $875 principal amount of 4.75% senior notes due 2026, which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all of its subsidiaries in the United States. The guarantors are 100% owned by the Company and the guarantees are made on a joint and several basis.

The following condensed combining financial statements:

•	statements of comprehensive income for the three months ended March 31, 2018 and 2017,

•	balance sheets as of March 31, 2018 and December 31, 2017, and

•	statements of cash flows for the three months ended March 31, 2018 and 2017 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$514	$1,683		$2,197
Cost of products sold, excluding depreciation and amortization			432	1,376		1,808
Depreciation and amortization			11	54		65
Selling and administrative expense		$2	33	55		90
Restructuring and other		3	2	8		13
Income from operations		(5)	36	190		221
Other pension and postretirement			(5)	(12)		(17)
Net interest expense		23	21	24		68
Technology royalty			(11)	11		—
Foreign exchange		56	(1)	19	$(56)	18
Income/(loss) before income taxes		(84)	32	148	56	152
Provision for / (benefit from) income taxes		(20)	9	37	13	39
Equity earnings / (loss) in affiliates	$90	56	55		(201)	—
Net income	90	(8)	78	111	(158)	113
Net income attributable to noncontrolling interests				(23)		(23)
Net income attributable to Crown Holdings	$90	$(8)	$78	$88	$(158)	$90

Total comprehensive income	$150	$(7)	$47	$214	$(230)	$174
Comprehensive income attributable to noncontrolling interests				(24)		(24)
Comprehensive income attributable to Crown Holdings	$150	$(7)	$47	$190	$(230)	$150

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$445	$1,456		$1,901
Cost of products sold, excluding depreciation and amortization			371	1,160		1,531
Depreciation and amortization			10	49		59
Selling and administrative expense		$2	33	55		90
Restructuring and other			1	(5)		(4)
Income from operations		(2)	30	197		225
Other pension and postretirement			(10)	(2)		(12)
Net interest expense		17	21	21		59
Technology royalty			(9)	9		—
Foreign exchange		10		(1)	$(10)	(1)
Income/(loss) before income taxes		(29)	28	170	10	179
Provision for / (benefit from) income taxes		(11)	8	45	4	46
Equity earnings / (loss) in affiliates	$107	49	67		(223)	—
Net income	107	31	87	125	(217)	133
Net income attributable to noncontrolling interests				(26)		(26)
Net income attributable to Crown Holdings	$107	$31	$87	$99	$(217)	$107

Total comprehensive income	$246	$35	$130	$271	$(409)	$273
Comprehensive income attributable to noncontrolling interests				(27)		(27)
Comprehensive income attributable to Crown Holdings	$246	$35	$130	$244	$(409)	$246

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$676	$2	$1,523		$2,201
Receivables, net		3	78	1,305		1,386
Intercompany receivables			28	10	$(38)	—
Inventories			350	1,081		1,431
Prepaid expenses and other current assets	$2	2	15	224		243
Total current assets	2	681	473	4,143	(38)	5,261

Intercompany debt receivables		2,931	3,708	778	(7,417)	—
Investments	3,296	2,537	1,041		(6,874)	—
Goodwill			453	2,681		3,134
Intangible assets, net			13	474		487
Property, plant and equipment, net		1	524	2,797		3,322
Other non-current assets		11	331	533		875
Total	$3,298	$6,161	$6,543	$11,406	$(14,329)	$13,079

Liabilities and equity
Current liabilities
Short-term debt				$32		$32
Current maturities of long-term debt		$23	$3	35		61
Accounts payable			502	1,507		2,009
Accrued liabilities	$13	32	85	629		759
Intercompany payables			10	28	$(38)	—
Total current liabilities	13	55	600	2,231	(38)	2,861

Long-term debt, excluding current maturities		3,113	407	4,258		7,778
Long-term intercompany debt	2,520	1,470	2,912	515	(7,417)	—
Postretirement and pension liabilities			368	216		584
Other non-current liabilities		37	333	374		744
Commitments and contingent liabilities
Noncontrolling interests				347		347
Crown Holdings shareholders’ equity/(deficit)	765	1,486	1,923	3,465	(6,874)	765
Total equity/(deficit)	765	1,486	1,923	3,812	(6,874)	1,112
Total	$3,298	$6,161	$6,543	$11,406	$(14,329)	$13,079

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$36	$3	$385		$424
Receivables, net			29	1,012		1,041
Intercompany receivables			32	13	$(45)	—
Inventories			347	1,038		1,385
Prepaid expenses and other current assets		2	17	205		224
Total current assets	—	38	428	2,653	(45)	3,074

Intercompany debt receivables		2,523	3,325	732	(6,580)	—
Investments	$3,120	2,479	1,032		(6,631)	—
Goodwill			453	2,593		3,046
Intangible assets, net			13	459		472
Property, plant and equipment, net		1	515	2,723		3,239
Other non-current assets		11	311	510		832
Total	$3,120	$5,052	$6,077	$9,670	$(13,256)	$10,663

Liabilities and equity
Current liabilities
Short-term debt				$62		$62
Current maturities of long-term debt		$23	$3	38		64
Accounts payable			547	1,820		2,367
Accrued liabilities	$22	31	72	632		757
Intercompany payables			13	32	$(45)	—
Total current liabilities	22	54	635	2,584	(45)	3,250

Long-term debt, excluding current maturities		2,094	408	2,715		5,217
Long-term intercompany debt	2,497	1,411	2,454	218	(6,580)	—
Postretirement and pension liabilities			373	215		588
Other non-current liabilities			338	347		685
Commitments and contingent liabilities
Noncontrolling interests				322		322
Crown Holdings shareholders’ equity/(deficit)	601	1,493	1,869	3,269	(6,631)	601
Total equity/(deficit)	601	1,493	1,869	3,591	(6,631)	923
Total	$3,120	$5,052	$6,077	$9,670	$(13,256)	$10,663

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(22)	$(29)	$(55)	$(645)		$(751)
Cash flows from investing activities
Capital expenditures			(20)	(72)		(92)
Beneficial interests in transferred receivables				175		175
Other				(25)		(25)
Net cash provided by/(used for) investing activities	—	—	(20)	78	—	58
Cash flows from financing activities
Proceeds from long-term debt		875		1,037		1,912
Payments of long-term debt		(4)	(1)	(8)		(13)
Net change in revolving credit facility and short-term debt		160		416		576
Net change in long-term intercompany balances	23	(349)	75	251		—
Debt issue costs		(13)		(16)		(29)
Common stock repurchased	(1)					(1)
Foreign exchange derivatives related to debt				10		10
Net cash provided by/(used for) financing activities	22	669	74	1,690	—	2,455
Effect of exchange rate changes on cash, cash equivalents and restricted cash				14		14
Net change in cash, cash equivalents and restricted cash	—	640	(1)	1,137	—	1,776
Cash, cash equivalents and restricted cash at January 1		36	3	396		435
Cash, cash equivalents and restricted cash at March 31	$—	$676	$2	$1,533	$—	$2,211

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(9)	$(24)	$(69)	$(465)	$(10)	$(577)
Cash flows from investing activities
Capital expenditures			(50)	(57)		(107)
Beneficial interests in transferred receivables				257		257
Proceeds from sale of property, plant and equipment				3		3
Net cash provided by/(used for) investing activities	—	—	(50)	203	—	153
Cash flows from financing activities
Proceeds from long-term debt				4		4
Payments of long-term debt				(12)		(12)
Net change in revolving credit facility and short-term debt		205		146		351
Net change in long-term intercompany balances	135	(185)	119	(69)		—
Common stock issued	7					7
Common stock repurchased	(133)					(133)
Dividends paid				(10)	10	—
Dividends paid to noncontrolling interests				(13)		(13)
Foreign exchange derivatives related to debt				(5)		(5)
Net cash provided by/(used for) financing activities	9	20	119	41	10	199
Effect of exchange rate changes on cash, cash equivalents and restricted cash				4		4
Net change in cash, cash equivalents and restricted cash	—	(4)	—	(217)	—	(221)
Cash, cash equivalents and restricted cash at January 1		83		493		576
Cash, cash equivalents and restricted cash at March 31	$—	$79	$—	$276	$—	$355

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2018 compared to 2017 and changes in financial condition and liquidity from December 31, 2017. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In April 2018, the Company completed its acquisition of Signode Industrial Group, a leading global provider of transit packaging systems and solutions, for consideration of $3.9 billion, including debt and certain other liabilities assumed, subject to customary closing adjustments. With the acquisition, the Company adds a portfolio of premier transit and protective packaging franchises to its existing metal packaging businesses, thereby broadening and diversifying its customer base and significantly increasing cash flow.

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

Through 2020, the Company's primary capital allocation focus will be to reduce leverage while still investing in its business, as was successfully accomplished following the Mivisa and Empaque acquisitions.

Results of Operations

In assessing performance, the key performance measure used by the Company is segment income, a non-GAAP measure. Previously, the Company defined segment income as income from operations adjusted to exclude provisions for asbestos and restructuring and other, the impact of fair value adjustments related to the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness. During the first quarter of 2018, the Company updated its definition of segment income to also exclude intangibles amortization charges. Prior period segment income amounts below have been recast to conform to current year presentation of intangible amortization charges and the new guidance related to presentation of pension and other postretirement benefit costs discussed in Note B.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the Company's European businesses, Canadian dollar and Mexican peso in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average foreign exchange rates.

Net Sales and Segment Income

	Three Months Ended
	March 31
	2018	2017
Net sales	$2,197	$1,901
Beverage cans and ends as a percentage of net sales	61%	60%
Food cans and ends as a percentage of net sales	24%	25%

Three months ended March 31, 2018 compared to 2017

Net sales increased primarily due to higher beverage can sales unit volumes, including $82 from the impact of the new accounting guidance adopted during the quarter which accelerated the timing of revenue recognition on certain products, the pass-through of higher material costs and $121 from the impact of foreign currency translation.

The new accounting guidance is not expected to materially impact the amount of revenue recognized for the full year but is expected to impact amounts recognized on a quarterly basis.

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

In the first half of 2017, the Company began commercial shipments from its new beverage can plant in Nichols, New York. In addition to enhancing the Company's presence in specialty beverage can sizes, the plant provides an attractive cost platform, including reduced freight, from which to serve customers in the northeastern region of the U.S. and eastern region of Canada. In June 2017, the Company completed a capacity expansion project in Colombia. In January 2018, the Company commenced operations in a new glass bottle facility in Chihuahua, Mexico, to serve the expanding beer market in the northern part of the country. Additionally, the Company announced plans to close a U.S. beverage can facility in 2018 in an effort to reduce costs by eliminating excess capacity and consolidating manufacturing processes. The Company expects this action to result in annual cost savings of approximately $10 when completed in 2018 but there can be no assurances these pre-tax savings will be realized.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended
	March 31
	2018	2017
Net sales	$758	$674
Segment income	98	104

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended March 31, 2018 compared to 2017

Net sales increased primarily due to $24 from the pass-through of higher aluminum costs, 4% higher sales unit volumes and $16 from the impact of foreign currency translation.

Segment income decreased primarily due to higher operating costs including freight, utilities and start-up costs in the new glass bottle facility, partially offset by higher sales unit volumes.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the European beverage can market has been growing.

The Company completed the conversion of its plant in Custines, France, from steel to aluminum with the start-up of the second high-speed line in April 2017. The Company is in the process of constructing a new plant in the Valencia region of Spain which will facilitate the conversion from steel to aluminum beverage cans. Production is expected to commence during the fourth quarter of 2018.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended
	March 31
	2018	2017
Net sales	$371	$303
Segment income	55	50

Three months ended March 31, 2018 compared to 2017

Net sales increased primarily due to higher beverage can sales unit volumes, including the impact of the new accounting guidance adopted during the quarter which accelerated the timing of revenue, $11 from the pass-through of higher material costs and $26 from the impact of foreign currency translation.

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

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended
	March 31
	2018	2017
Net sales	$428	$379
Segment income	56	51

Three months ended March 31, 2018 compared to 2017

Net sales increased primarily due to $53 from the impact of foreign currency translation and $21 from the pass-through of higher tinplate costs, partially offset by 9% lower sales unit volumes.

Segment income increased due to improved cost performance.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. The Company's new beverage can facility in Jakarta, Indonesia, and a second line at its beverage can plant in Danang, Vietnam, began operations in June and October 2017. In addition, a new beverage can plant in Yangon, Myanmar is scheduled for start-up in the second quarter of 2018 and a third beverage can line at the Phnom Penh, Cambodia plant is scheduled to start production in the fourth quarter of 2018. The Company also announced the closure of its Beijing beverage can facility in 2017 in an effort to reduce cost by consolidating manufacturing processes in China.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended
	March 31
	2018	2017
Net sales	$337	$278
Segment income	44	39

Three months ended March 31, 2018 compared to 2017

Net sales increased due to 7% higher sales unit volumes, $14 from the impact of foreign currency translation and $15 from the pass-through of higher raw material costs.

Segment income increased primarily due to higher sales unit volumes.

Non-reportable Segments

The Company's non-reportable segments include its food can and closures and aerosol can businesses in North America, aerosol can and promotional packaging businesses in Europe, and tooling and equipment operations in the U.S. and U.K. In recent years, the Company's food can and closures, aerosol can and promotional packaging businesses have experienced slightly declining volumes.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended
	March 31
	2018	2017
Net sales	$303	$267
Segment income	31	28

Three months ended March 31, 2018 compared to 2017

Net sales increased primarily due to $18 from higher sales unit volumes in the Company's equipment operations and food can and closures business, $12 from the impact of foreign exchange translation and $7 from higher raw material costs.

Segment income increased primarily due to improved cost performance in the Company's North America food can business.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Corporate and Unallocated Expense

	Three Months Ended
	March 31
	2018	2017
Corporate and unallocated expense	$(39)	$(41)

Corporate and unallocated expenses decreased due to lower general corporate costs offset by a benefit of $5 due to the timing impact of hedge ineffectiveness in 2017 that did not recur in 2018.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended March 31, 2018 compared to 2017, cost of products sold (excluding depreciation and amortization) increased from $1,531 to $1,808 primarily due to higher raw material costs and $100 from the impact of foreign currency translation.

Depreciation and Amortization

For the three months ended March 31, 2018 compared to 2017, depreciation and amortization expense increased from $59 to $65 primarily due to the impact of foreign currency translation.

Selling and Administrative Expense

Selling and administrative expense was comparable for the three months ended March 31, 2018 compared to 2017, as the impact of foreign currency translation was offset by lower corporate costs.

Interest Expense

For the three months ended March 31, 2018 compared to 2017, interest expense increased from $62 to $74 due to higher outstanding debt from borrowings incurred to finance the Signode acquisition.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended
	March 31
	2018	2017
Income before income taxes	$152	$179
Provision for income taxes	39	46
Effective income tax rate	26%	26%

The Company's effective rate was comparable for the three months ended March 31, 2018 compared to 2017.

For additional information regarding income taxes, including discussion of the impact of the Tax Act, see Note M to the consolidated financial statements.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2018 compared to 2017, net income attributable to noncontrolling interests decreased from $26 to $23 primarily due to lower earnings in the Company's beverage can operations in the Middle East.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities increased from $577 for the three months ended March 31, 2017 to $751 for the three months ended March 31, 2018 primarily due to changes in working capital including the impact of higher foreign exchange rates, higher material costs and the impact of newly adopted revenue guidance which accelerates the timing of revenue recognized on certain products partially offset by higher proceeds from the Company's securitization programs due to the change in presentation discussed in Note B.

Days sales outstanding for trade receivables increased from 34 days at March 31, 2017 to 37 days at March 31, 2018, excluding the impact of unbilled receivables recognized under the new revenue guidance.

Inventory turnover was 77 days at March 31, 2017 compared to 69 days at March 31, 2018 primarily due to the derecognition of inventory under the new revenue guidance. Inventory turnover at March 31, 2018 increased compared to 67 days at December 31, 2017 due to the impact of the new revenue guidance partially offset by seasonality in the Company's food and beverage can businesses. The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.
Days outstanding for trade payables was 99 days at March 31, 2017 compared to 97 days at March 31, 2018.
Investing Activities

Cash provided by investing activities decreased from $153 for the three months ended March 31, 2017 to $58 in 2018 primarily due to lower cash collected on beneficial interests in transferred receivables and an outflow of $25 for the settlement of a foreign exchange contract related to the acquisition of Signode, partially offset by lower capital expenditures. The Company currently expects capital expenditures for 2018 to be approximately $460.

Financing Activities

Cash provided by financing activities increased from $199 for the three months ended March 31, 2017 to $2,455 in 2018. In 2018, financing activities primarily include borrowings to finance the Signode acquisition. In 2017, financing activities included borrowings under the Company's revolving credit facilities which were partially used to repurchase shares of the Company's common stock.

Liquidity

As of March 31, 2018, $1,499 of the Company's $2,201 of cash and cash equivalents was located outside the U.S. A portion of this cash was used to fund the Signode acquisition in April 2018, which was undertaken by a subsidiary of Crown European Holdings S.A.. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S.

The Company funds its cash needs in the U.S. through a combination of cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $1,436 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, the Company is still evaluating the impact of the Tax Act. If such earnings were repatriated the Company may be required to record incremental foreign taxes on the repatriated funds.

As of March 31, 2018, the Company had $607 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,400 less borrowings of $749 and $44 of outstanding standby letters of credit. The Company could have borrowed this amount at March 31, 2018 and would still have been in compliance with its leverage ratio covenants.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

On January 29, 2018, the Company amended its revolving credit agreements, effective as of April 2018, to provide capacity of $1,650 under the revolving credit facility upon completion of the Signode acquisition and extend the timetable for compliance with total leverage ratios.

Capital Resources

As of March 31, 2018, the Company had approximately $125 of capital commitments primarily related to its European Beverage segment. The Company expects to fund these commitments primarily through cash flows generated from operations.

Contractual Obligations

During the first three months of 2018, there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, which information is incorporated herein by reference, except for the January and April 2018 debt issuances related to the Signode acquisition which are described in Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Commitments and Contingent Liabilities

Information regarding the Company's commitments and contingent liabilities appears in Part I within Item 1 of this report under Note I, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, and in Part II within Item 1A of this report which information is incorporated herein by reference.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. which require that management make numerous estimates and assumptions.

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form
10-K for the year ended December 31, 2017 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. Updates to the Company's accounting policies related to new accounting pronouncements are included in Note B to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2017 with respect to goodwill and tax valuation allowances.

Goodwill Impairment

As of October 1, 2017, the estimated fair value of the North America Food reporting unit was 63% higher than its carrying value. This reporting unit operates in a low-growth environment with multiple competitors, which could result in lower selling prices. In addition, shifts in consumer demand could result in lower volumes. While the Company believes current Adjusted EBITDA projections are reasonable, the reporting unit's ability to maintain or grow Adjusted EBITDA could be negatively impacted by the above factors. If Adjusted EBITDA of the North America Food reporting unit declined by 38%, the fair value of this reporting unit would approximate carrying value. To the extent future operating results were to decline, causing the estimated fair value to fall below the carrying value, it is possible that an impairment charge of up to $116 for the North America Food reporting unit could be recorded.
Tax Valuation Allowance
As of March 31, 2018, the Company had a deferred tax asset of $57 related to French tax loss carryforwards which do not expire. After considering all sources of taxable income as of March 31, 2018, the Company estimates these losses can be utilized. As discussed in Note C to the consolidated financial statements, the Company completed an offering of unsecured notes and amended its credit agreement to provide for additional term loan borrowings to be used in connection

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

with the Signode acquisition. The Company is still evaluating the impact of the acquisition on its global structure but it is possible that the impact of any changes in the global structure could cause the Company to incur losses in France or other jurisdictions with tax loss carryforwards or foreign tax credits which may result in recording a valuation allowance in the future.

Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note J and commitments and contingencies in Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which are not historical facts (including any statements concerning plans and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2018, see Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2018, the Company had $1.9 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $5 million before tax.

Item 4.    Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation and as of the end of the quarter for which this report is made, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. Disclosure controls and procedures ensure that information to be disclosed in reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the SEC, and ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Crown Holdings, Inc.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding the Company's potential asbestos-related liabilities and other litigation, see Note H entitled “Asbestos-Related Liabilities” and Note I entitled “Commitments and Contingent Liabilities” to the consolidated financial statements within Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in the Company's Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the market for the supply of metal packaging products. The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date. In April 2018, the FCO announced that it referred its cartel investigation concerning metal packaging to the European Commission (the “Commission”) due to its believe that there is evidence of competition law violations in several EU member states and that the FCO was no longer continuing its national investigation. Also in April 2018, Commission officials conducted unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the United Kingdom. The Commission's decision authorizing the inspections cited indications of anti-competitive agreements and practices in the market for the supply of metal packaging products over several years. The Commission's investigation is ongoing and, to date, the Commission has not officially charged the Company or any of its subsidiaries with violations of competition law. The Company is cooperating with the Commission and submitted a leniency application which disclosed the findings of the internal investigation referenced above. This application may lead to the reduction of possible future penalties. If the Commission finds that the Company or any of its subsidiaries violated competition law, it has the power to levy fines. At this stage of the investigation the Company believes that a loss is probable. However, the Company is unable to predict the ultimate outcome of the Commission’s investigation and is unable to estimate the loss or possible range of any additional losses that could be incurred, and has therefore not recorded a charge in connection with the actions by the Commission. If the Commission finds that the Company or any of its subsidiaries violated competition law, fines levied by the Commission could be material to the Company's operating results and cash flows for the periods in which they are resolved or become reasonably estimable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were no purchases of the Company's equity securities during the three months ended March 31, 2018.

In December 2016, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1 billion of the Company's common stock through the end of 2019. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of March 31, 2018, $669 million of the Company’s outstanding common stock may be repurchased under the program.

There were 19,095 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended March 31, 2018.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2018.

Crown Holdings, Inc.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

(a)
The Company held its Annual Meeting of Shareholders on April 26, 2018 (the “Annual Meeting”). As of March 6, 2018, the record date for the meeting, 134,301,833 shares of Common Stock, par value $5.00 per share, of the Company (“Common Stock”) were issued and outstanding. A quorum of 110,413,432 shares of Common Stock were present or represented at the meeting.

(b) The following individuals were nominated and elected to serve as directors:

John W. Conway, Timothy J. Donahue, Arnold W. Donald, Andrea J. Funk, Rose Lee, William G. Little, Hans J. Löliger, James H. Miller, Josef M. Müller, Caesar F. Sweitzer, Jim L. Turner and William S. Urkiel.

At the Annual Meeting, the Company’s shareholders voted on the four matters below as follows:

1)The Company's shareholders elected the following directors pursuant to the following vote:

Directors	Votes For	Votes Withheld	Broker Non-Vote

John W. Conway	101,975,493	2,044,141	6,393,798

Timothy J. Donahue	103,214,460	805,174	6,393,798

Arnold W. Donald	90,922,305	13,097,329	6,393,798

Andrea J. Funk	103,620,701	398,933	6,393,798

Rose Lee	103,607,969	411,665	6,393,798

William G. Little	100,965,346	3,054,288	6,393,798

Hans J. Löliger	101,057,736	2,961,898	6,393,798

James H. Miller	103,456,928	562,706	6,393,798

Josef M. Müller	103,287,987	731,647	6,393,798

Caesar F. Sweitzer	103,594,615	425,019	6,393,798

Jim L. Turner	101,434,205	2,585,429	6,393,798

William S. Urkiel	101,985,128	2,034,506	6,393,798

Crown Holdings, Inc.

2)	The Company's shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December31, 2018 pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
108,635,584	1,713,010	60,404	4,434

3)	The Company's shareholders approved by non-binding advisory vote, the resolution on executive compensation (as further described in the Company's 2018 Proxy Statement) pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
99,438,579	4,014,753	566,302	6,393,798

4)    The Company's shareholders did not approve the shareholder proposal to amend the Company's existing proxy access By-Law pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
28,878,637	74,544,619	596,378	6,393,798

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: May 2, 2018