Form 10-Q
period 2018-06-30
CROWN HOLDINGS INC
filed 2018-08-02
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

There were 135,186,345 shares of Common Stock outstanding as of July 31, 2018.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net sales	$3,046	$2,161	$5,243	$4,062
Cost of products sold, excluding depreciation and amortization	2,466	1,732	4,274	3,263
Depreciation and amortization	113	61	178	120
Selling and administrative expense	159	91	249	181
Restructuring and other	16	18	29	14
Income from operations	292	259	513	484
Other pension and postretirement	(17)	(12)	(34)	(24)
Loss from early extinguishments of debt	—	7	—	7
Interest expense	103	61	177	123
Interest income	(5)	(3)	(11)	(6)
Foreign exchange	10	5	28	4
Income before income taxes	201	201	353	380
Provision for income taxes	55	53	94	99
Equity earnings in affiliates	1	—	1	—
Net income	147	148	260	281
Net income attributable to noncontrolling interests	(15)	(20)	(38)	(46)
Net income attributable to Crown Holdings	$132	$128	$222	$235

Earnings per common share attributable to Crown Holdings:
Basic	$0.99	$0.95	$1.66	$1.72
Diluted	$0.99	$0.94	$1.66	$1.71

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net income	$147	$148	$260	$281

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(144)	99	(62)	209
Pension and other postretirement benefits	11	8	22	17
Derivatives qualifying as hedges	14	(13)	(18)	8
Total other comprehensive (loss) income	(119)	94	(58)	234

Total comprehensive income	28	242	202	515
Net income attributable to noncontrolling interests	(15)	(20)	(38)	(46)
Translation adjustments attributable to noncontrolling interests	2	(2)	1	(2)
Derivatives qualifying as hedges attributable to noncontrolling interests	1	1	1	—
Comprehensive income attributable to Crown Holdings	$16	$221	$166	$467

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$298	$424
Receivables, net	1,790	1,041
Inventories	1,737	1,385
Prepaid expenses and other current assets	330	224
Total current assets	4,155	3,074

Goodwill	4,443	3,046
Intangible assets, net	2,298	472
Property, plant and equipment, net	3,688	3,239
Other non-current assets	776	832
Total	$15,360	$10,663

Liabilities and equity
Current liabilities
Short-term debt	$31	$62
Current maturities of long-term debt	84	64
Accounts payable	2,452	2,367
Accrued liabilities	962	757
Total current liabilities	3,529	3,250

Long-term debt, excluding current maturities	9,236	5,217
Postretirement and pension liabilities	614	588
Other non-current liabilities	844	685
Commitments and contingent liabilities ( Note J)
Noncontrolling interests	353	322
Crown Holdings shareholders’ equity	784	601
Total equity	1,137	923
Total	$15,360	$10,663

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30
	2018	2017
Cash flows from operating activities
Net income	$260	$281
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	178	120
Restructuring and other	29	14
Foreign exchange	28	4
Pension expense	3	11
Pension contributions	(10)	(28)
Stock-based compensation	11	10
Changes in assets and liabilities:
Receivables	(659)	(623)
Inventories	(230)	(184)
Accounts payable and accrued liabilities	(112)	(112)
Other, net	10	32
Net cash used for operating activities	(492)	(475)
Cash flows from investing activities
Capital expenditures	(200)	(200)
Acquisition of business, net of cash acquired	(3,907)	—
Beneficial interests in transferred receivables	335	507
Proceeds from sale of property, plant and equipment	5	5
Foreign exchange derivatives related to acquisitions	(25)	—
Net cash (used for) provided by investing activities	(3,792)	312
Cash flows from financing activities
Proceeds from long-term debt	4,082	1,053
Payments of long-term debt	(37)	(1,103)
Net change in revolving credit facility and short-term debt	201	249
Debt issue costs	(70)	(15)
Common stock issued	1	8
Common stock repurchased	(4)	(277)
Dividends paid to noncontrolling interests	(6)	(37)
Foreign exchange derivatives related to debt	(5)	11
Net cash provided by (used for) financing activities	4,162	(111)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	11
Net change in cash, cash equivalents and restricted cash	(128)	(263)
Cash, cash equivalents and restricted cash at January 1	435	576
Cash, cash equivalents and restricted cash at June 30	$307	$313

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2017	$929	$446	$2,621	$(3,400)	$(230)	$366	$302	$668
Cumulative effect of change in accounting principle			60			60		60
Net income			235			235	46	281
Other comprehensive income				232		232	2	234
Dividends paid to noncontrolling interests						—	(37)	(37)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		10				10		10
Common stock issued		6			2	8		8
Common stock repurchased		(262)			(27)	(289)		(289)
Balance at June 30, 2017	$929	$199	$2,916	$(3,168)	$(254)	$622	$313	$935

Balance at January 1, 2018	$929	$167	$3,004	$(3,241)	$(258)	$601	$322	$923
Cumulative effect of change in accounting principles			6	3		9	1	10
Net income			222			222	38	260
Other comprehensive income				(56)		(56)	(2)	(58)
Dividends paid to noncontrolling interests						—	(6)	(6)
Restricted stock awarded		(5)			5	—		—
Stock-based compensation		11				11		11
Common stock issued		1				1		1
Common stock repurchased		(4)				(4)		(4)
Balance at June 30, 2018	$929	$170	$3,232	$(3,294)	$(253)	$784	$353	$1,137

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2018 and the results of its operations for the three and six months ended June 30, 2018 and 2017 and of its cash flows for the six months ended June 30, 2018 and 2017. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

Recently Adopted Accounting Standards

Statement of Cash Flows

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and payments on the statement of cash flows. Under the new guidance, cash payments resulting from debt prepayment or extinguishment are classified as cash outflows from financing activities. In addition, beneficial interests obtained in a securitization of financial assets are disclosed as a noncash activity and cash receipts from the beneficial interests are classified as cash inflows from investing activities. Under previous guidance, the Company classified cash receipts from beneficial interests in securitized receivables and cash payments resulting from debt prepayment or extinguishment as cash flows from operating activities. The Company adopted this guidance on January 1, 2018 and recast prior period amounts to conform to the current year presentation. For the period ended June 30, 2017, the Company reclassified $507 from net cash used for operating activities to net cash provided by investing activities. Additionally, for the six months ended June 30, 2018 and 2017, beneficial interests obtained in securitized receivables were $407 and $538.

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

Cash, cash equivalents and restricted cash included in the Company's Consolidated Balance Sheets were as follows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$298	$424
Restricted cash included in prepaid expenses and other current assets	—	2
Restricted cash included in other non-current assets	9	9
Total cash, cash equivalents and restricted cash	$307	$435

Crown Holdings, Inc.

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$301	$559
Restricted cash included in prepaid expenses and other current assets	2	8
Restricted cash included in other non-current assets	10	9
Total cash, cash equivalents and restricted cash	$313	$576

Amounts included in restricted cash primarily represent amounts required to be set aside by certain of the Company's receivables securitization agreements.

Pension and other postretirement benefit costs

In March 2017, the FASB issued new guidance on the presentation of pension and other postretirement benefit costs. Under the new guidance, only the service cost component of pension and other postretirement benefit costs is presented with other employee compensation costs within income from operations or capitalized in assets. The other components are reported separately outside of income from operations and are not eligible for capitalization. The Company adopted this guidance on January 1, 2018 and recast prior period amounts to conform to the current year presentation. Net benefits of $13 and $25 were reclassified from cost of products sold, excluding depreciation and amortization, to other pension and postretirement on the Company's Consolidated Statement of Operations for the three and six months ended June 30, 2017. Additionally, net charges of $1 were reclassified from selling and administrative expense to other pension and postretirement on the Company's Consolidated Statement of Operations for the three and six months ended June 30, 2017.

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

On January 1, 2018, the Company adopted the new revenue standard using the modified retrospective method applied to those contracts which were outstanding as of January 1, 2018. The Company recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with accounting standards in effect for those periods.

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of January 1, 2018 for the adoption of the new revenue standard was as follows:

Crown Holdings, Inc.

	As reported		As revised
	December 31,		January 1,
	2017	Adjustment	2018
Receivables, net	$1,041	$154	$1,195
Inventories	1,385	(144)	1,241
Prepaid and other current assets	224	26	250
Total current assets	3,074	36	3,110
Other non-current assets	832	1	833
Total assets	10,663	37	10,700
Accrued liabilities	757	17	774
Total current liabilities	3,250	17	3,267
Other non-current liabilities	685	10	695
Noncontrolling interests	322	1	323
Accumulated earnings	3,004	9	3,013
Crown Holdings shareholders' equity	601	9	610
Total equity	923	10	933
Total liabilities and equity	10,663	37	10,700

The impact of adoption on the Company’s Consolidated Balance Sheet and Statements of Operations was as follows:

	As reported		Balances
	June 30	Effects of	without adoption
Consolidated Balance Sheet	2018	change	of new standard
Receivables, net	$1,790	$(229)	$1,561
Inventories	1,737	197	1,934
Prepaid and other current assets	330	(19)	311
Total current assets	4,155	(51)	4,104
Other non-current assets	776	2	778
Total assets	15,360	(49)	15,311
Accrued liabilities	962	(22)	940
Total current liabilities	3,529	(22)	3,507
Other non-current liabilities	844	(9)	835
Noncontrolling interests	353	(1)	352
Accumulated earnings	3,232	(17)	3,215
Crown Holdings shareholders' equity	784	(17)	767
Total equity	1,137	(18)	1,119
Total liabilities and equity	15,360	(49)	15,311

Crown Holdings, Inc.

	As reported For the three months ended
		Effects of	Balances without adoption
Statement of Operations	June 30, 2018	change	of new standard
Net sales	$3,046	$5	$3,051
Cost of products sold, excluding depreciation and amortization	2,466	6	2,472
Income from operations	292	(1)	291
Foreign exchange	10	(3)	7
Income before income taxes	201	2	203
Net income	147	2	149
Net income attributable to Crown Holdings	132	2	134
Earnings per common share attributable to Crown Holdings:
Basic	$0.99	$0.01	$1.00
Diluted	$0.99	$0.01	$1.00

	As reported For the six months ended
		Effects of	Balances without adoption
Statement of Operations	June 30, 2018	change	of new standard
Net sales	$5,243	$(77)	$5,166
Cost of products sold, excluding depreciation and amortization	4,274	(63)	4,211
Income from operations	513	(14)	499
Foreign exchange	28	(3)	25
Income before taxes	353	(11)	342
Provision for income taxes	94	(3)	91
Net income	260	(8)	252
Net income attributable to Crown Holdings	222	(8)	214
Earnings per common share attributable to Crown Holdings:
Basic	$1.66	$(0.06)	$1.60
Diluted	$1.66	$(0.06)	$1.60

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

Intercompany transfers

In October 2016, the FASB issued new guidance related to intercompany transfers of assets other than inventory. Under previous guidance, income tax expense associated with intercompany profits in an intercompany sale or transfer of assets was deferred until the assets left the consolidated group. Similarly, deferred tax assets were not recognized for any increase in tax bases due to the intercompany sale or transfer. The new guidance allows for the recognition of income tax expense and deferred tax benefits on increases in tax bases when an intercompany sale or transfer occurs. Income tax effects of intercompany inventory transactions continue to be deferred until the assets leave the consolidated group. The guidance

Crown Holdings, Inc.

was effective for the Company on January 1, 2018 and did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued new guidance on lease accounting. Under the new guidance, lease classification criteria and income statement recognition are similar to current guidance; however, all leases with a term longer than one year will be recorded on the balance sheet through a right-of-use asset and a corresponding lease liability. The Company will adopt the guidance on a modified retrospective basis on January 1, 2019. The guidance is not expected to have a material impact on the Company's consolidated statement of operations but is expected to have a material impact on its financial position.

C.     Acquisition of Signode

On April 3, 2018, the Company completed its acquisition of Signode Industrial Group Holdings (Bermuda) Ltd. (“Signode”), a leading global provider of transit packaging systems and solutions, thereby broadening and diversifying its customer base. The Company paid a purchase price of $3.9 billion. The acquisition was undertaken by a subsidiary of Crown European Holdings S.A. See Note L for further details about the acquisition financing.

Additionally, the Company entered into forward contracts to partially mitigate its currency exchange rate risk associated with the dollar denominated cash portion of the purchase price. On March 29, 2018, the Company settled these contracts for a loss of $25.

The following table summarizes the consideration transferred to acquire Signode and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred
Cash consideration	$3,907

Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables, net	374
Inventories	303
Prepaid expenses and other current assets	45
Intangible assets, net	1,935
Property, plant and equipment, net	462
Other non-current assets	41
Short-term debt	(4)
Accounts payable	(222)
Accrued liabilities	(168)
Long-term debt	(4)
Postretirement and pension liabilities	(51)
Other non-current liabilities	(307)
Total identifiable net assets	$2,404

Goodwill	$1,503

Signode will be reported as the Company's Transit Packaging segment. The acquired goodwill was assigned to this segment and is not expected to be deductible for tax purposes.

The acquired property, plant and equipment will be depreciated over the estimated remaining useful lives on a straight-line basis.

Crown Holdings, Inc.

The acquired intangible assets will be amortized over the estimated remaining useful lives of the intangible assets, primarily on a straight-line basis. Intangible assets acquired and the weighted average remaining useful lives were as follows:

	Preliminary Fair Value	Weighted Average Estimated Useful Life
Trade names - Indefinite lived	$535	Indefinite
Trade names - Definite lived	33	8
Technology	166	7
Customer relationships	1,201	12
	$1,935

The Company has not yet finalized the determination of the fair value of assets acquired and liabilities assumed, including income taxes and contingencies. The Company expects to finalize these amounts within one year of the acquisition date.

Signode's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on April 3, 2018. Signode contributed sales of $620 and net income attributable to Crown Holdings of $3 for the three and six months ended June 30, 2018.

The following unaudited supplemental pro forma data presents consolidated information as if the acquisition had been completed on January 1, 2017. These amounts were calculated after adjusting Signode's results to reflect interest expense incurred on the debt to finance the acquisition, additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment and intangible assets had been applied from January 1, 2017 and related transaction costs. These adjustments also include an additional charge of $32 in the six months ended June 30, 2017 for the fair value adjustment related to the sale of inventory acquired. Signode's results include foreign exchange losses related to pre-acquisition intercompany debt arrangements of $15 for the six months ended June 30, 2018 and $21 and $24 for the three and six months ended June 30, 2017.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Pro forma net sales	$3,046	$2,736	$5,831	$5,163
Pro forma net income attributable to Crown Holdings	176	117	244	184
Earnings per common share attributable to Crown Holdings:
Basic	$1.32	$0.86	$1.83	$1.34
Diluted	$1.32	$0.86	$1.82	$1.34

The unaudited supplemental pro forma financial information is based on the Company's preliminary assignment of purchase price and therefore subject to adjustment upon finalizing the purchase price assignment. The pro forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on the assumed completion dates, nor are they indicative of future results.

D.     Revenue

The majority of the Company’s revenues from metal packaging products are derived from multi-year requirement contracts with leading manufacturers and marketers of packaged consumer products for can sets, comprising a can and an end. As requirement contracts do not typically include fixed volumes, customers often purchase products pursuant to purchase orders or other communications which are short-term in nature. The can and the end are considered separate performance obligations because they are distinct and separately identifiable. Revenues from the Company's transit packaging segment are generally derived from individual purchase orders which may include multiple goods and services which are separate performance obligations because they are distinct and separately identifiable.

Crown Holdings, Inc.

Revenues are recognized when control of the promised products is transferred to customers. The Company manufactures certain products that have no alternative use to the Company once they are printed or manufactured to customer specifications. If the Company has an enforceable right to payment for custom products at all times in the manufacturing process, revenue is recognized over time. In each of the Company’s geographic markets, revenue from beverage cans is primarily recognized over time using the units produced output method as beverage cans are generally printed for a specific customer in a continuous production process and, therefore, the customer obtains value as each unit is produced. The timing of revenue recognition for the Company’s other products, including beverage ends and three-piece products, which includes food cans and ends and aerosol cans and ends, may vary as these products may be printed or customized depending upon customer preferences which can vary by geographic market. Revenue that is recognized over time for the Company’s three-piece products and equipment business is generally recognized using the cost-to-cost input method as these products involve an intermediary step that results in customized work-in-process inventory. For products that follow a point in time model, revenue is generally recognized when title and risk of loss transfer.
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
For the three and six months ended June 30, 2018, the Company recognized revenue of $1,507 and $2,935 over time and $1,539 and $2,308 at a point in time. See Note R for further disaggregation of the Company's revenue for the three and six months ended June 30, 2018. The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Unbilled Receivables

Unbilled receivables are recorded for revenue recognized over time when the Company has determined that control has passed to the customer but the customer has not yet been invoiced because the Company does not have present right to payment. The Company generally has a present right to payment when title of product transfers. Unbilled receivables are reflected in receivables in the Consolidated Balance Sheet with an offsetting decrease to inventory.
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
Contract assets are typically recognized for work in process related to the Company's three-piece printed products. The Company's equipment business may record contract assets or contract liabilities depending on the timing of satisfaction of performance obligations and receipt of consideration from the customer. These equipment contracts, including payment terms, are typically less than one year in duration.
Contract assets and liabilities are reported in a net position on a contract-by-contract basis.

Crown Holdings, Inc.

Net contract assets were as follows:

	June 30, 2018	January 1, 2018
Contract assets included in prepaid and other current assets	$19	$26
Contract liabilities included in accrued liabilities	(2)	(1)
Contract liabilities included in other non-current liabilities	(6)	(7)
Net contract asset	$11	$18

E.	Receivables

	June 30, 2018	December 31, 2017
Accounts receivable	$1,396	$894
Less: allowance for doubtful accounts	(75)	(71)
Net trade receivables	1,321	823
Unbilled receivables	229	—
Miscellaneous receivables	240	218
Receivables, net	$1,790	$1,041

F.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	June 30, 2018	December 31, 2017
Raw materials and supplies	896	$737
Work in process	174	139
Finished goods	667	509
	$1,737	$1,385

G.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	June 30, 2018			December 31, 2017
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,623	$(144)	$1,479	$461	$(108)	$353
Technology	161	(6)	155	—	—	—
Long term supply contracts	142	(32)	110	143	(27)	116
Trade names	32	(1)	31	—	—	—
	$1,958	$(183)	$1,775	$604	$(135)	$469

The table above excludes indefinite-lived trade names acquired with Signode of $520 at June 30, 2018 and other finite-lived intangible assets with net balances of $3 at both June 30, 2018 and December 31, 2017. See Note C for additional information about the intangible assets acquired with Signode.

Total amortization expense of intangible assets was $41 and $52 and $10 and $20 for the three and six months ended June 30, 2018 and 2017.

Crown Holdings, Inc.

H.	Restructuring and Other

The Company recorded restructuring and other charges / (benefits) as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Asset impairments and sales	$—	$—	$7	$(6)
Restructuring	3	2	6	4
Transaction costs	19	—	22	—
Other costs	(6)	16	(6)	16
	$16	$18	$29	$14

For the three and six months ended June 30, 2018, transaction costs relate to the Signode acquisition.

For the three and six months ended June 30, 2017, other costs included a charge of $16 due to a litigation matter related to Mivisa that arose prior to acquisition by the Company in 2014. The Company recorded a benefit due to favorable settlement of this matter during the three and six months ended June 30, 2018.

For the six months ended June 30, 2017, asset impairments and sales included a benefit of $5 due to the expiration of an environmental indemnification related to the sale of certain operations in the Company's European Specialty Packaging business in 2015.

At June 30, 2018, the Company had restructuring accruals of $17 primarily related to the closure of a promotional packaging facility in Europe which was announced in 2017 and prior actions to reduce manufacturing capacity and headcount in its European businesses. The Company expects to pay the majority of this liability over the next twelve months. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional charges in the future.

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

Crown Holdings, Inc.

In October 2010, the Texas Supreme Court held that the Texas legislation was unconstitutional under the Texas Constitution when applied to asbestos-related claims pending against Crown Cork when the legislation was enacted in June 2003. The Company believes that the decision of the Texas Supreme Court is limited to retroactive application of the Texas legislation to asbestos-related cases that were pending against Crown Cork in Texas on June 11, 2003 and therefore, in its accrual, continues to assign no value to claims filed after June 11, 2003.

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

During the six months ended June 30, 2018, the Company paid $4 to settle outstanding claims and had claims activity as follows:

Beginning claims	55,500
New claims	1,000
Settlements or dismissals	(1,000)
Ending claims	55,500

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2018.

As of June 30, 2018, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $309, including $259 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

In March 2015, the Bundeskartellamt, or German Federal Cartel Office (“FCO”), conducted unannounced inspections of the premises of several metal packaging manufacturers, including a German subsidiary of the Company. The local court order authorizing the inspection cited FCO suspicions of anti-competitive agreements in the German market for the supply of metal packaging products.  The Company conducted an internal investigation into the matter and discovered instances of inappropriate conduct by certain employees of German subsidiaries of the Company. The Company cooperated with the FCO and submitted a leniency application with the FCO which disclosed the findings of its internal investigation to date.  In April 2018, the FCO discontinued its national investigation and referred the matter to the European Commission (the “Commission”). Following the referral, Commission officials conducted unannounced inspections of the premises of several metal packaging manufacturers, including Company subsidiaries in Germany, France and the United Kingdom.

Crown Holdings, Inc.

The Commission's investigation is ongoing and, to date, the Commission has not officially charged the Company or any of its subsidiaries with violations of competition law.  The Company is cooperating with the Commission and submitted a leniency application with the Commission with respect to the findings of the investigation in Germany referenced above.  This application may lead to the reduction of possible future penalties. At this stage of the investigation the Company believes that a loss is probable but is unable to predict the ultimate outcome of the Commission’s investigation and is unable to estimate the loss or possible range of losses that could be incurred, and has therefore not recorded a charge in connection with the actions by the Commission.  If the Commission finds that the Company or any of its subsidiaries violated competition law, fines levied by the Commission could be material to the Company's operating results and cash flows for the periods in which they are resolved or become reasonably estimable.

In March 2017, U.S. Customs and Border Protection (“CBP”) at the Port of Milwaukee issued a penalty notification alleging that certain of the Company’s subsidiaries intentionally misclassified the importation of certain goods into the U.S. during the period 2004-2009 and assessed a penalty of $8. The Company has acknowledged to CBP that the goods were misclassified and has paid all related duties. The Company has asserted that the misclassification was unintentional and disputes the penalty assessment. At the present time, based on the information available, the Company does not believe that a loss for the alleged intentional misclassification is probable. There can be no assurance the Company will be successful in contesting the assessed penalty.

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

The Company has various commitments to purchase materials, supplies and utilities as part of the ordinary course of business. The Company’s basic raw materials for its products are steel and aluminum, both of which are purchased from multiple sources. The Company is subject to fluctuations in the cost of these raw materials (including in connection with tariffs recently imposed in the U.S., which may increase costs) and has periodically adjusted its selling prices to reflect these movements. There can be no assurance that the Company will be able to fully recover any increases or fluctuations in raw material costs from its customers. The Company also has commitments for standby letters of credit and for purchases of capital assets.

At June 30, 2018, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Crown Holdings, Inc.

Fair value disclosures for financial assets and liabilities that were accounted for at fair value on a recurring basis are provided later in this note. In addition, see Note L for fair value disclosures related to debt.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2018 mature between one and twenty-eight months.

When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally specified period, changes to the fair value accumulated in other comprehensive income are recognized immediately in earnings.

The Company uses forward contracts to hedge anticipated purchases of various commodities, including aluminum, fuel oil and natural gas, and these exposures are hedged by a central treasury unit.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign currency denominated sales or purchases. The Company manages these risks at the operating unit level. Often, foreign currency risk is hedged together with the related commodity price risk.

The following tables set forth financial information about the impact on other comprehensive income ("OCI"), accumulated other comprehensive income (“AOCI”) and earnings from changes in the fair value of derivative instruments.

Crown Holdings, Inc.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in OCI		recognized in OCI
	Three Months Ended		Six Months Ended
Derivatives in cash flow hedges	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Foreign exchange	$—	$5	$(3)	$3
Commodities	22	(8)	(2)	15
	$22	$(3)	$(5)	$18

	Amount of gain/		Amount of gain/
	(loss) reclassified from		(loss) reclassified from
	AOCI into income		AOCI into income
	Three Months Ended		Six Months Ended
Derivatives in cash flow hedges	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	Affected line item in the
					statement of operations
Foreign exchange	$(1)	$6	$(1)	$3	Net sales
Commodities	(3)	—	(5)	—	Net sales
Foreign exchange	(1)	(4)	(1)	(3)	Cost of products sold
Commodities	14	11	24	15	Cost of products sold
	9	13	17	15	Income before taxes
	(3)	(4)	(5)	(5)	Provision for income taxes
	$6	$9	$12	$10	Net Income

For the three and six months ended June 30, 2017, the Company recognized a gain of $1 ( less than $1, net of tax) and a loss of $1 ($1, net of tax) in earnings related to hedge ineffectiveness caused by volatility in the metal premium component of aluminum prices. There is no ineffectiveness in the current year as the Company has hedged variability in cash flows for contractually specified components of its aluminum purchases.

For the twelve month period ending June 30, 2019, a net gain of $6 ($5, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the six months ended June 30, 2018 and 2017 in connection with anticipated transactions that were no longer considered probable.

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

For the three and six months ended June 30, 2018, the Company recorded losses of less than $1 from foreign exchange contracts designated as fair value hedges. For the three and six months ended June 30, 2017, the Company recorded losses of less than $1 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statement of Operations.

Crown Holdings, Inc.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain/		Pre-tax amount of gain/
	(loss) recognized in income		(loss) recognized in income
	on derivative		on derivative
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Derivatives not designated as hedges	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	Affected line item in the
					statement of operations
Foreign exchange	$3	$—	$3	$1	Net sales
Foreign exchange	(3)	2	(2)	1	Cost of products sold
Foreign exchange	(14)	18	(9)	18	Foreign exchange
Commodities	—	(9)	—	(2)	Cost of products sold
	$(14)	$11	$(8)	$18

For the three and six months ended June 30, 2017, certain commodity hedges did not meet the criteria for hedge accounting and therefore the changes in their fair value were recognized in earnings.

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and six months ended June 30, 2018, the Company recorded a gain of $48 ($48, net of tax) and a gain of $13 ($17, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. For the three and six months ended June 30, 2017, the Company recorded losses of $81 ($65, net of tax) and $96 ($77, net of tax) in other comprehensive income for these net investment hedges. As of June 30, 2018 and December 31, 2017, cumulative losses of $93 and $106 ($71 and $88, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges. As of June 30, 2018 the carrying amount of the hedged net investment was approximately €1,124 ($1,311 at June 30, 2018).

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

Gains or losses on net investment hedges remain in accumulated other comprehensive income until disposal of the underlying assets.

The following tables set forth financial information about the impact on OCI from changes in the fair value of derivative instruments.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in OCI		recognized in OCI
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Derivatives designated as net investment hedges	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Foreign exchange	$36	$—	$8	$—

Gains and losses representing components excluded from the assessment of effectiveness on derivatives designated as net investment hedges are recognized in accumulated other comprehensive income.

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	June 30, 2018	December 31, 2017	Balance Sheet classification	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$9	$5	Accrued liabilities	$11	$6
	Other non-current assets	1	—	Other non-current liabilities	—	—
Foreign exchange contracts fair value	Other current assets	2	1	Accrued liabilities	2	1
Commodities contracts cash flow	Other current assets	17	25	Accrued liabilities	10	—
	Other non-current assets	1	4	Other non-current liabilities	—	—
Net investment hedge	Other non-current assets	11	—	Other non-current liabilities	—	—
Total derivatives designated as hedging instruments		$41	$35		$23	$7
Derivatives not designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$—	$1	Accrued liabilities	$—	$1
Foreign exchange contracts fair value	Other current assets	3	5	Accrued liabilities	2	—
Commodities contracts cash flow	Other current assets	—	22	Accrued liabilities	—	15
Total derivatives not designated as hedging instruments		$3	$28		$2	$16

Total derivatives		$44	$63		$25	$23

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged
Line item in the statement of	assets/(liabilities)
financial position in which the	June 30, 2018	December 31, 2017
hedge item is included
Cash and cash equivalents	$1	$1
Receivables, net	20	15
Accrued liabilities	(18)	(12)

As of June 30, 2018 and December 31, 2017, the cumulative amounts of fair value hedging adjustment included in the carrying amount of the hedge assets and liabilities were less than $1.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at June 30, 2018
Derivative assets	$44	$8	$36
Derivative liabilities	25	8	17

Balance at December 31, 2017
Derivative assets	63	17	46
Derivative liabilities	23	17	6

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 were:

	June 30, 2018	December 31, 2017
Derivatives in cash flow hedges:
Foreign exchange	$694	$864
Commodities	247	276
Derivatives in fair value hedges:
Foreign exchange	72	60
Derivatives not designated as hedges:
Foreign exchange	742	575
Commodities	—	40

Crown Holdings, Inc.

L.	Debt

The Company's outstanding debt was as follows:

	June 30, 2018		December 31, 2017
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$31	$31	$62	$62

Long-term debt
Senior secured borrowings:
Revolving credit facilities	344	344	$122	$122
Term loan facilities
U.S. dollar at LIBOR + 1.75% due 2022	826	821	741	735
U.S. dollar at LIBOR + 2.00% due 2027	1,150	1,126	—	—
Euro at EURIBOR + 1.75% due 2022[1]	311	311	324	324
Euro at EURIBOR + 2.375% due 2025[2]	875	866	—	—
Senior notes and debentures:
€650 at 4.0% due 2022	758	752	781	774
U. S. dollar at 4.50% due 2023	1,000	992	1,000	992
€335 at 2.250% due 2023	391	386	—	—
€600 at 2.625% due 2024	700	693	720	713
€600 at 3.375% due 2025	700	693	720	711
U.S. dollar at 4.25% due 2026	400	394	400	393
U.S. dollar at 4.75% due 2026	875	862	—	—
U.S. dollar at 7.375% due 2026	350	347	350	347
€500 at 2.875% due 2026	583	575	—	—
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	87	87	101	101
Capital lease obligations	31	31	29	29
Total long-term debt	9,421	9,320	5,328	5,281
Less current maturities	(84)	(84)	(64)	(64)
Total long-term debt, less current maturities	$9,337	$9,236	$5,264	$5,217

(1) €266 and €270 at June 30, 2018 and December 31, 2017
(2) €750 at June 30, 2018

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $9,368 at June 30, 2018 and $5,562 at December 31, 2017.

In January 2018, the Company amended its revolving credit agreements, effective as of April 2018, to provide capacity of $1,650 under the revolving credit facility upon completion of the Signode acquisition, increase total leverage ratios and extend the timetable for compliance with total leverage ratios.

In January 2018, the Company issued $875 principal amount of 4.750% senior unsecured notes due 2026. The notes were issued at par by Crown Americas LLC, a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries.

Crown Holdings, Inc.

In January 2018, the Company also issued €500 ($583 at June 30, 2018) principal amount of 2.875% senior unsecured notes due 2026 and €335 ($391 at June 30, 2018) principal amount of 2.25% senior unsecured notes due 2023. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company and are unconditionally guaranteed by the Company and certain of its subsidiaries.

In April 2018, the Company borrowed $100 Term A loans and $1,150 Term B loans under its U.S. dollar term loan facility and €750 ($875 at June 30, 2018) additional Term B loans under its European term loan facility. The Term B loans mature on April 3, 2025 and interest rates are based on LIBOR or EURIBOR plus a margin of 1.00% up to 2.375%.

M.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension benefits – U.S. plans	2018	2017	2018	2017
Service cost	$5	$4	$9	$7
Interest cost	11	13	23	25
Expected return on plan assets	(21)	(21)	(42)	(41)
Recognized net loss	12	13	24	26
Net periodic cost	$7	$9	$14	$17

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension benefits – Non-U.S. plans	2018	2017	2018	2017
Service cost	$7	$6	$14	$12
Interest cost	20	19	39	38
Expected return on plan assets	(40)	(36)	(80)	(71)
Recognized prior service credit	(3)	(3)	(6)	(6)
Recognized net loss	11	11	22	21
Net periodic benefit	$(5)	$(3)	$(11)	$(6)

	Three Months Ended		Six Months Ended
	June 30		June 30
Other postretirement benefits	2018	2017	2018	2017
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	2
Recognized prior service credit	(10)	(10)	(19)	(20)
Recognized net loss	1	1	2	2
Net periodic benefit	$(8)	$(8)	$(15)	$(16)

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

Crown Holdings, Inc.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Six Months Ended
Details about accumulated other	June 30		June 30		Affected line item in the
comprehensive income components	2018	2017	2018	2017	statement of operations
Actuarial losses	$24	$25	$48	$49	Other pension and postretirement
Prior service credit	(13)	(13)	(25)	(26)	Other pension and postretirement
	11	12	23	23	Income before taxes
	—	(4)	(1)	(6)	Provision for income taxes
	$11	$8	$22	$17	Net income

N.	Income Taxes

The Company's accounting for the Tax Cuts and Jobs Act (H.R. 1), (the "Tax Act") is provisional. As of December 31, 2017, the Company recorded a gross provisional obligation of $113 for the one-time tax imposed on the unremitted earnings of non-U.S. subsidiaries. The Company expects to be able to use foreign tax credit carryforwards to satisfy this obligation. The Company has not completed its assessment of the impact of the Tax Act on state taxable income and any related state tax loss carryforwards but does not expect the Tax Act to have a material impact on related valuation allowances. The Company has not made any additional measurement-period adjustments related to these items during the six months ended June 30, 2018. The Company continues to review the technical interpretations of the Tax Act and other applicable laws, monitor legislative changes, review U.S. state guidance as issued and obtain the information necessary to complete the calculation of the obligation and expects to complete its analysis during the fourth quarter of 2018.

O.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2017	$(1,524)	$(1,879)	$3	$(3,400)
Other comprehensive income before reclassifications		207	18	225
Amounts reclassified from accumulated other comprehensive income	17		(10)	7
Other comprehensive income	17	207	8	232
Balance at June 30, 2017	$(1,507)	$(1,672)	$11	$(3,168)

Balance at January 1, 2018	$(1,583)	$(1,681)	$23	$(3,241)
Cumulative effect of change in accounting principle			3	3
Other comprehensive income before reclassifications		(61)	(5)	(66)
Amounts reclassified from accumulated other comprehensive income	22		(12)	10
Other comprehensive income (loss)	22	(61)	(14)	(53)
Balance at June 30, 2018	$(1,561)	$(1,742)	$9	$(3,294)

See Note K and Note M for further details of amounts reclassified from accumulated other comprehensive income related to cash flow hedges and defined benefit plans.

Crown Holdings, Inc.

P.	Stock-Based Compensation

A summary of restricted stock transactions during the six months ended June 30, 2018 is as follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2018	1,053,842
Awarded:
Time-vesting shares	1,493,093
Performance-based shares	142,154
Released:
Time-vesting shares	(353,555)
Performance-based shares	—
Forfeitures:
Time-vesting shares	(7,300)
Performance-based shares	(159,738)
Non-vested stock awards outstanding at June 30, 2018	2,168,496

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

For awards subject to a performance condition, the performance metric is the Company's average return on invested capital over the three-year term. These awards cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded, and are settled in stock.

The time-vesting restricted and deferred stock awards vest ratably over three to five years.

The weighted average grant-date fair values of awards issued during the six months ended June 30, 2018 were $44.51 for the time-vesting stock awards and $58.77 for the performance-based stock awards.

The fair value of the performance-based shares subject to a market condition awarded in 2018 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 19.9%, an expected term of three years, and a weighted average risk-free interest rate of 2.01%.

As of June 30, 2018, unrecognized compensation cost related to outstanding non-vested stock awards was $75. The weighted average period over which the expense is expected to be recognized is 3.9 years. The aggregate market value of the shares released on the vesting dates was $16 for the six months ended June 30, 2018.

Crown Holdings, Inc.

Q.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net income attributable to Crown Holdings	$132	$128	$222	$235
Weighted average shares outstanding:
Basic	133.6	135.3	133.5	136.9
Dilutive stock options and restricted stock	0.2	0.4	0.3	0.5
Diluted	133.8	135.7	133.8	137.4
Basic earnings per share	$0.99	$0.95	$1.66	$1.72
Diluted earnings per share	$0.99	$0.94	$1.66	$1.71

For the three and six months ended June 30, 2018, 0.3 million and 0.5 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For the three and six months ended June 30, 2017, less than 0.1 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

R.	Segment Information

The Company evaluates performance and allocates resources based on segment income, which is not a defined term under GAAP. Previously, the Company defined segment income as income from operations adjusted to exclude provisions for asbestos and restructuring and other, the impact of fair value adjustments related to the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness. During the first quarter of 2018, the Company revised its definition of segment income to also exclude intangibles amortization charges. Prior period segment income amounts below have been recast to conform to current year presentation of intangible amortization charges and the new guidance related to presentation of pension and other postretirement benefit costs discussed in Note B.

Segment income should not be considered in isolation or as a substitute for net income data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Americas Beverage	$848	$729	$1,606	$1,403
European Beverage	405	402	776	705
European Food	514	459	942	838
Asia Pacific	332	287	669	565
Transit Packaging	620	—	620	—
Total reportable segments	2,719	1,877	4,613	3,511
Non-reportable segments	327	284	630	551
Total	$3,046	$2,161	$5,243	$4,062

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, its food can business in North America, its promotional packaging business in Europe and its tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Americas Beverage	$25	$17	$35	$23
European Beverage	1	—	1	1
European Food	21	19	43	35
Transit Packaging	1	—	1	—
Total reportable segments	48	36	80	59
Non-reportable segments	46	27	73	62
Total	$94	$63	$153	$121

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Americas Beverage	$113	$109	$211	$213
European Beverage	59	71	114	121
European Food	85	71	141	122
Asia Pacific	47	45	91	84
Transit Packaging	94	—	94	—
Total reportable segments	$398	$296	$651	$540

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Segment income of reportable segments	$398	$296	$651	$540
Segment income of non-reportable segments	31	34	62	62
Corporate and unallocated items	(40)	(35)	(79)	(81)
Restructuring and other	(16)	(18)	(29)	(14)
Amortization of intangibles	(41)	(10)	(52)	(20)
Fair value adjustment to inventory	(40)	—	(40)	—
Other pension and postretirement	17	12	34	24
Loss from early extinguishments of debt	—	(7)	—	(7)
Impact of hedge ineffectiveness	—	(8)	—	(3)
Interest expense	(103)	(61)	(177)	(123)
Interest income	5	3	11	6
Foreign exchange	(10)	(5)	(28)	(4)
Income before income taxes	$201	$201	$353	$380

For the three and six months ended June 30, 2018, intercompany profits of $3 and $4 were eliminated within segment income of non-reportable segments.

Crown Holdings, Inc.

For the three and six months ended June 30, 2017, intercompany profits of $1 and $4 were eliminated within segment income of non-reportable segments.

Corporate and unallocated items includes corporate and division administrative costs, technology costs, fair value adjustments for the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness.

Crown Holdings, Inc.

S.	Condensed Combining Financial Information

Crown Cork & Seal Company, Inc. (Issuer), a 100% owned subsidiary of the Company, has $350 principal amount of 7.375% senior notes due 2026 and $40 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt and the guarantees are made on a joint and several basis.

As discussed in Note C, the Company completed its acquisition of Signode on April 3, 2018. Signode is not a guarantor of the debt described above and is included in the Non-Guarantors column of the following financial statements.

The following condensed combining financial statements:
•statements of comprehensive income for the three and six months ended June 30, 2018 and 2017,
•balance sheets as of June 30, 2018 and December 31, 2017, and
•statements of cash flows for the six months ended June 30, 2018 and 2017 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$3,046		$3,046
Cost of products sold, excluding depreciation and amortization			2,466		2,466
Depreciation and amortization			113		113
Selling and administrative expense		$3	156		159
Restructuring and other	$9		7		16
Income from operations	(9)	(3)	304		292
Other pension and postretirement			(17)		(17)
Net interest expense		19	79		98
Foreign exchange			10		10
Income/(loss) before income taxes	(9)	(22)	232		201
Provision for / (benefit from) income taxes	(2)	(5)	62		55
Equity earnings / (loss) in affiliates	139	131	1	$(270)	1
Net income	132	114	171	(270)	147
Net income attributable to noncontrolling interests			(15)		(15)
Net income attributable to Crown Holdings	$132	$114	$156	$(270)	$132

Total comprehensive income	$16	$115	$52	$(155)	$28
Comprehensive income attributable to noncontrolling interests			(12)		(12)
Comprehensive income attributable to Crown Holdings	$16	$115	$40	$(155)	$16

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,161		$2,161
Cost of products sold, excluding depreciation and amortization			1,732		1,732
Depreciation and amortization			61		61
Selling and administrative expense		$2	89		91
Restructuring and other		(1)	19		18
Income from operations		(1)	260		259
Other pension and postretirement			(12)		(12)
Loss from early extinguishment of debt			7		7
Net interest expense		26	32		58
Foreign exchange			5		5
Income/(loss) before income taxes		(27)	228		201
Provision for / (benefit from) income taxes		(8)	61		53
Equity earnings / (loss) in affiliates	$128	130		$(258)	—
Net income	128	111	167	(258)	148
Net income attributable to noncontrolling interests			(20)		(20)
Net income attributable to Crown Holdings	$128	$111	$147	$(258)	$128

Total comprehensive income	$221	$115	$261	$(355)	$242
Comprehensive income attributable to noncontrolling interests			(21)		(21)
Comprehensive income attributable to Crown Holdings	$221	$115	$240	$(355)	$221

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$5,243		$5,243
Cost of products sold, excluding depreciation and amortization			4,274		4,274
Depreciation and amortization			178		178
Selling and administrative expense		$5	244		249
Restructuring and other	$9		20		29
Income from operations	(9)	(5)	527		513
Other pension of postretirement			(34)		(34)
Net interest expense		38	128		166
Foreign exchange			28		28
Income/(loss) before income taxes	(9)	(43)	405		353
Provision for / (benefit from) income taxes	(2)	(9)	105		94
Equity earnings / (loss) in affiliates	229	226	1	$(455)	1
Net income	222	192	301	(455)	260
Net income attributable to noncontrolling interests			(38)		(38)
Net income attributable to Crown Holdings	$222	$192	$263	$(455)	$222

Total comprehensive income	$166	$162	$243	$(369)	$202
Comprehensive income attributable to noncontrolling interests			(36)		(36)
Comprehensive income attributable to Crown Holdings	$166	$162	$207	$(369)	$166

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$4,062		$4,062
Cost of products sold, excluding depreciation and amortization			3,263		3,263
Depreciation and amortization			120		120
Selling and administrative expense		$4	177		181
Restructuring and other		(1)	15		14
Income from operations		(3)	487		484
Other pension and postretirement			(24)		(24)
Loss from early extinguishment of debt			7		7
Net interest expense		46	71		117
Foreign exchange			4		4
Income/(loss) before income taxes		(49)	429		380
Provision for / (benefit from) income taxes		(18)	117		99
Equity earnings / (loss) in affiliates	$235	229		$(464)	—
Net income	235	198	312	(464)	281
Net income attributable to noncontrolling interests			(46)		(46)
Net income attributable to Crown Holdings	$235	$198	$266	$(464)	$235

Total comprehensive Income	$467	$245	$546	$(743)	$515
Comprehensive income attributable to noncontrolling interests			(48)		(48)
Comprehensive income attributable to Crown Holdings	$467	$245	$498	$(743)	$467

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$298		$298
Receivables, net		$9	1,781		1,790
Inventories			1,737		1,737
Prepaid expenses and other current assets	$2		328		330
Total current assets	2	9	4,144		4,155

Intercompany debt receivables			3,556	$(3,556)	—
Investments	3,320	3,649		(6,969)	—
Goodwill			4,443		4,443
Intangible assets, net			2,298		2,298
Property, plant and equipment, net			3,688		3,688
Other non-current assets		163	613		776
Total	$3,322	$3,821	$18,742	$(10,525)	$15,360

Liabilities and equity
Current liabilities
Short-term debt			$31		$31
Current maturities of long-term debt			84		84
Accounts payable			2,452		2,452
Accrued liabilities	$14	$32	916		962
Total current liabilities	14	32	3,483		3,529

Long-term debt, excluding current maturities		387	8,849		9,236
Long-term intercompany debt	2,524	1,032		$(3,556)	—
Postretirement and pension liabilities			614		614
Other non-current liabilities		332	512		844
Commitments and contingent liabilities
Noncontrolling interests			353		353
Crown Holdings shareholders’ equity/(deficit)	784	2,038	4,931	(6,969)	784
Total equity/(deficit)	784	2,038	5,284	(6,969)	1,137
Total	$3,322	$3,821	$18,742	$(10,525)	$15,360

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(24)	$(44)	$(423)	$(1)	$(492)
Cash flows from investing activities
Capital expenditures			(200)		(200)
Beneficial interests in transferred receivables			335		335
Acquisition of businesses, net of cash acquired			(3,907)		(3,907)
Proceeds from sale of property, plant and equipment			5		5
Other			(25)		(25)
Net cash provided by/(used for) investing activities	—		(3,792)	—	(3,792)
Cash flows from financing activities
Proceeds from long-term debt			4,082		4,082
Payments of long-term debt			(37)		(37)
Net change in revolving credit facility and short-term debt			201		201
Net change in long-term intercompany balances	27	44	(71)		—
Debt issue costs			(70)		(70)
Common stock issued	1				1
Common stock repurchased	(4)				(4)
Dividends paid			(1)	1	—
Dividend paid to noncontrolling interests			(6)		(6)
Foreign exchange derivatives related to debt			(5)		(5)
Net cash provided by/(used for) financing activities	24	44	4,093	1	4,162
Effect of exchange rate changes on cash, cash equivalents and restricted cash			(6)		(6)
Net change in cash, cash equivalents and restricted cash	—	—	(128)	—	(128)
Cash, cash equivalents and restricted cash at January 1			435		435
Cash, cash equivalents and restricted cash at June 30	$—	$—	$307	$—	$307

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(13)	$(41)	$(413)	$(8)	$(475)
Cash flows from investing activities
Capital expenditures			(200)		(200)
Beneficial interests in transferred receivables			507		507
Proceeds from sale of property, plant and equipment			5		5
Intercompany investing activities	235			(235)	—
Net cash provided by/(used for) investing activities	235		312	(235)	312
Cash flows from financing activities
Proceeds from long-term debt			1,053		1,053
Payments of long-term debt			(1,103)		(1,103)
Net change in revolving credit facility and short-term debt			249		249
Net change in long-term intercompany balances	47	41	(88)		—
Debt issue costs			(15)		(15)
Common stock issued	8				8
Common stock repurchased	(277)				(277)
Dividends paid			(243)	243	—
Dividend paid to noncontrolling interests			(37)		(37)
Foreign exchange derivatives related to debt			11		11
Net cash provided by/(used for) financing activities	(222)	41	(173)	243	(111)
Effect of exchange rate changes on cash, cash equivalents and restricted cash			11		11
Net change in cash, cash equivalents and restricted cash	—	—	(263)	—	(263)
Cash, cash equivalents and restricted cash at January 1			576		576
Cash, cash equivalents and restricted cash at June 30	$—	$—	$313	$—	$313

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

As discussed in Note C, the Company completed its acquisition of Signode on April 3, 2018. Signode's operating subsidiaries in the United States are guarantors of the debt described above and are included in the Guarantors column of the following financial statements.

The following condensed combining financial statements:

•	statements of comprehensive income for the three and six months ended June 30, 2018 and 2017,

•	balance sheets as of June 30, 2018 and December 31, 2017, and

•	statements of cash flows for the six months ended June 30, 2018 and 2017 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$975	$2,224	(153)	$3,046
Cost of products sold, excluding depreciation and amortization			834	1,785	(153)	2,466
Depreciation and amortization			32	81		113
Selling and administrative expense		$3	63	93		159
Restructuring and other	$9		3	4		16
Income from operations	(9)	(3)	43	261		292
Other pension and postretirement			(6)	(11)		(17)
Net interest expense		22	33	43		98
Technology royalty			(12)	12		—
Foreign exchange		(49)		11	$48	10
Income/(loss) before income taxes	(9)	24	28	206	(48)	201
Provision for / (benefit from) income taxes	(2)	6	8	54	(11)	55
Equity earnings / (loss) in affiliates	139	46	94		(278)	1
Net income	132	64	114	152	(315)	147
Net income attributable to noncontrolling interests				(15)		(15)
Net income attributable to Crown Holdings	$132	$64	$114	$137	$(315)	$132

Total comprehensive income	$16	$69	$115	$(9)	$(163)	$28
Comprehensive income attributable to noncontrolling interests				(12)		(12)
Comprehensive income attributable to Crown Holdings	$16	$69	$115	$(21)	$(163)	$16

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$583	$1,661	(83)	$2,161
Cost of products sold, excluding depreciation and amortization			501	1,314	(83)	1,732
Depreciation and amortization			10	51		61
Selling and administrative expense		$3	35	53		91
Restructuring and other			1	17		18
Income from operations		(3)	36	226		259
Other pension and postretirement			(10)	(2)		(12)
Loss from early extinguishment of debt		6		1		7
Net interest expense		16	23	19		58
Technology royalty			(9)	9		—
Foreign exchange		45	(1)	6	$(45)	5
Income/(loss) before income taxes		(70)	33	193	45	201
Provision for / (benefit from) income taxes		(27)	12	53	15	53
Equity earnings / (loss) in affiliates	$128	51	90		(269)	—
Net income	128	8	111	140	(239)	148
Net income attributable to noncontrolling interests				(20)		(20)
Net income attributable to Crown Holdings	$128	$8	$111	$120	$(239)	$128

Total comprehensive income	$221	$11	$115	$271	$(376)	$242
Comprehensive income attributable to noncontrolling interests				(21)		(21)
Comprehensive income attributable to Crown Holdings	$221	$11	$115	$250	$(376)	$221

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,577	$3,916	(250)	5,243
Cost of products sold, excluding depreciation and amortization			1,354	3,170	(250)	4,274
Depreciation and amortization			43	135		178
Selling and administrative expense		$5	96	148		249
Restructuring and other	$9	3	5	12		29
Income from operations	(9)	(8)	79	451		513
Other pension and postretirement			(11)	(23)		(34)
Net interest expense		45	54	67		166
Technology royalty			(23)	23		—
Foreign exchange		7	(1)	30	$(8)	28
Income/(loss) before income taxes	(9)	(60)	60	354	8	353
Provision for / (benefit from) income taxes	(2)	(14)	17	91	2	94
Equity earnings / (loss) in affiliates	229	102	149		(479)	1
Net income	222	56	192	263	(473)	260
Net income attributable to noncontrolling interests				(38)		(38)
Net income attributable to Crown Holdings	222	56	192	225	(473)	222

Total comprehensive Income	$166	$62	$162	$205	$(393)	$202
Comprehensive income attributable to noncontrolling interests				(36)		(36)
Comprehensive income attributable to Crown Holdings	$166	$62	$162	$169	$(393)	$166

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,132	$3,127	(197)	$4,062
Cost of products sold, excluding depreciation and amortization			976	2,484	(197)	3,263
Depreciation and amortization			20	100		120
Selling and administrative expense		$5	68	108		181
Restructuring and other			2	12		14
Income from operations		(5)	66	423		484
Other pension and postretirement			(20)	(4)		(24)
Loss from early extinguishment of debt		6		1		7
Net interest expense		33	44	40		117
Technology royalty			(18)	18		—
Foreign exchange		55	(1)	5	$(55)	4
Income/(loss) before income taxes		(99)	61	363	55	380
Provision for / (benefit from) income taxes		(38)	20	98	19	99
Equity earnings / (loss) in affiliates	$235	100	157		(492)	—
Net income	235	39	198	265	(456)	281
Net income attributable to noncontrolling interests				(46)		(46)
Net income attributable to Crown Holdings	$235	$39	$198	$219	$(456)	$235

Total comprehensive income	$467	$46	$245	$542	$(785)	$515
Comprehensive income attributable to noncontrolling interests				(48)		(48)
Comprehensive income attributable to Crown Holdings	$467	$46	$245	$494	$(785)	$467

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$18	$1	$279		$298
Receivables, net		9	195	1,586		1,790
Intercompany receivables			45	21	$(66)	—
Inventories			461	1,276		1,737
Prepaid expenses and other current assets	$2	1	19	308		330
Total current assets	2	28	721	3,470	(66)	4,155

Intercompany debt receivables		2,802	3,765	65	(6,632)	—
Investments	3,320	2,667	480		(6,467)	—
Goodwill			1,179	3,264		4,443
Intangible assets, net			938	1,360		2,298
Property, plant and equipment, net		1	711	2,976		3,688
Other non-current assets		26	207	543		776
Total	$3,322	$5,524	$8,001	$11,678	$(13,165)	$15,360

Liabilities and equity
Current liabilities
Short-term debt				$31		$31
Current maturities of long-term debt		$27	$14	43		84
Accounts payable		48	630	1,774		2,452
Accrued liabilities	$14		200	748		962
Intercompany payables			21	45	$(66)	—
Total current liabilities	14	75	865	2,641	(66)	3,529

Long-term debt, excluding current maturities		3,177	1,544	4,515		9,236
Long-term intercompany debt	2,524	717	2,867	524	(6,632)	—
Postretirement and pension liabilities			349	265		614
Other non-current liabilities			338	506		844
Commitments and contingent liabilities
Noncontrolling interests				353		353
Crown Holdings shareholders’ equity/(deficit)	784	1,555	2,038	2,874	(6,467)	784
Total equity/(deficit)	784	1,555	2,038	3,227	(6,467)	1,137
Total	$3,322	$5,524	$8,001	$11,678	$(13,165)	$15,360

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(24)	$(45)	$32	$(454)	$(1)	$(492)
Cash flows from investing activities
Capital expenditures			(36)	(164)		(200)
Beneficial interests in transferred receivables				335		335
Acquisition of businesses, net of cash acquired				(3,907)		(3,907)
Proceeds from sale of property, plant and equipment				5		5
Intercompany investing activities		(80)			80	—
Other				(25)		(25)
Net cash provided by/(used for) investing activities	—	(80)	(36)	(3,756)	80	(3,792)
Cash flows from financing activities
Proceeds from long-term debt		975	1,150	1,957		4,082
Payments of long-term debt		(15)	(1)	(21)		(37)
Net change in revolving credit facility and short-term debt		160		41		201
Net change in long-term intercompany balances	27	(973)	(1,147)	2,093		—
Debt issue costs		(40)		(30)		(70)
Common stock issued	1					1
Common stock repurchased	(4)					(4)
Capital contribution				80	(80)	—
Dividends paid				(1)	1	—
Dividends paid to noncontrolling interests				(6)		(6)
Foreign exchange derivatives related to debt				(5)		(5)
Net cash provided by/(used for) financing activities	24	107	2	4,108	(79)	4,162
Effect of exchange rate changes on cash, cash equivalents and restricted cash				(6)		(6)
Net change in cash, cash equivalents and restricted cash	—	(18)	(2)	(108)	—	(128)
Cash, cash equivalents and restricted cash at January 1		36	3	396		435
Cash, cash equivalents and restricted cash at June 30	$—	$18	$1	$288	$—	$307

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(13)	$(28)	$(23)	$(383)	$(28)	$(475)
Cash flows from investing activities
Capital expenditures			(78)	(122)		(200)
Beneficial interests in transferred receivables				507		507
Proceeds from sale of property, plant and equipment			1	4		5
Intercompany investing activities	235				(235)	—
Other				—		—
Net cash provided by/(used for) investing activities	235	—	(77)	389	(235)	312
Cash flows from financing activities
Proceeds from long-term debt		750	8	295		1,053
Payments of long-term debt		(1,010)		(93)		(1,103)
Net change in revolving credit facility and short-term debt		235		14		249
Net change in long-term intercompany balances	47	22	94	(163)		—
Debt issue costs		(14)		(1)		(15)
Common stock issued	8					8
Common stock repurchased	(277)					(277)
Dividends paid				(263)	263	—
Dividends paid to noncontrolling interests				(37)		(37)
Foreign exchange derivatives related to debt				11		11
Net cash provided by/(used for) financing activities	(222)	(17)	102	(237)	263	(111)
Effect of exchange rate changes on cash, cash equivalents and restricted cash				11		11
Net change in cash, cash equivalents and restricted cash	—	(45)	2	(220)	—	(263)
Cash, cash equivalents and restricted cash at January 1		83		493		576
Cash, cash equivalents and restricted cash at June 30	$—	$38	$2	$273	$—	$313

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2018 compared to 2017 and changes in financial condition and liquidity from December 31, 2017. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In April 2018, the Company completed its acquisition of Signode Industrial Group, a leading global provider of transit packaging systems and solutions, for consideration of $3.9 billion. With the acquisition, the Company adds a portfolio of premier transit and protective packaging franchises to its existing metal packaging businesses, thereby broadening and diversifying its customer base and significantly increasing cash flow.

The Company's global beverage can business continues to be the major strategic focus for organic growth. For several years, global industry demand for beverage cans has been growing and this is expected to continue in the coming years. Emerging markets such as Southeast Asia and Mexico have experienced higher growth rates due to rising per capita incomes and accompanying increases in beverage consumption. While the economies in Europe and North America are more mature, there are still growth opportunities propelled by beverages such as energy drinks, teas, juices, sparkling waters and craft beer, and an increased preference for cans over certain other forms of beverage packaging. Global food and aerosol can sales unit volumes have been stable to declining in recent years primarily due to lower consumer spending.

While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional charges in the future.

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

Results of Operations

In assessing performance, the key performance measure used by the Company is segment income, a non-GAAP measure. Previously, the Company defined segment income as income from operations adjusted to exclude provisions for asbestos and restructuring and other, the impact of fair value adjustments related to the sale of inventory acquired in an acquisition and the timing impact of hedge ineffectiveness. During the first quarter of 2018, the Company revised its definition of segment income to also exclude intangibles amortization charges. Prior period segment income amounts below have been recast to conform to the current year presentation of intangible amortization charges and the new guidance related to the presentation of pension and other postretirement benefit costs discussed in Note B.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

The foreign currency translation impacts referred to below were primarily due to changes in the euro and pound sterling in the Company's European businesses, the Canadian dollar and Mexican peso in the Company's Americas segments and the Chinese renminbi and Thai baht in the Company's Asia Pacific segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average foreign exchange rates.

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net sales	$3,046	$2,161	$5,243	$4,062

Three months ended June 30, 2018 compared to 2017

Net sales increased primarily due to the impact of the Signode acquisition, 4% higher beverage can sales unit volumes, the pass-through of higher material costs and $77 from the impact of foreign currency translation.

Six months ended June 30, 2018 compared to 2017

Net sales increased primarily due to the impact of the Signode acquisition, higher beverage can sales unit volumes, including $77 from the impact of new accounting guidance adopted as of January 1, 2018, which accelerated the timing of revenue recognition on certain products, the pass-through of higher material costs and $198 from the impact of foreign currency translation.

The new accounting guidance is not expected to materially impact the amount of revenue recognized for the full year but is expected to impact amounts recognized on a quarterly basis.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced stable volumes in recent years. In Brazil, Mexico and Colombia, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over certain other forms of beverage packaging.

In the first half of 2017, the Company began commercial shipments from its new beverage can plant in Nichols, New York. In addition to enhancing the Company's presence in specialty beverage can sizes, the plant provides an attractive cost platform from which to serve customers in the northeastern region of the U.S. and eastern region of Canada. In June 2017, the Company completed a capacity expansion project in Colombia. In January 2018, the Company commenced operations in a new glass bottle facility in Chihuahua, Mexico, to serve the expanding beer market in the northern part of the country. Additionally, in January 2018, the Company closed a U.S. beverage can facility in an effort to reduce costs by consolidating manufacturing processes.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net sales	$848	$729	$1,606	$1,403
Segment income	113	109	211	213

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended June 30, 2018 compared to 2017

Net sales increased primarily due to the pass-through of higher aluminum costs and 6% higher sales unit volumes.

Segment income increased primarily due higher sales unit volumes partially offset by higher freight costs in North America. The Company anticipates that elevated freight costs will continue for the remainder of the year.

Six months ended June 30, 2018 compared to 2017

Net sales increased primarily due to the pass-through of higher aluminum costs, 6% higher sales unit volumes and $16 from the impact of foreign currency translation.

Segment income decreased primarily due to higher operating costs including freight, utilities and start-up costs in the new glass bottle facility, partially offset by higher sales unit volumes.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the Western European beverage can markets have been growing, whereas sales unit volumes in the Middle East beverage can markets have been declining.

The Company completed the conversion of its plant in Custines, France, from steel to aluminum with the start-up of the second high-speed line in April 2017. The Company is in the process of constructing a new plant in the Valencia region of Spain which will facilitate the conversion from steel to aluminum beverage cans in that region. Production is expected to commence during the fourth quarter of 2018.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net sales	$405	$402	$776	$705
Segment income	59	71	114	121

Three months ended June 30, 2018 compared to 2017

Net sales increased primarily due to the impact of the pass-through of higher material costs and $20 from the impact of foreign currency translation, partially offset by 6% lower sales unit volumes, including the impact of new accounting guidance which accelerated the timing of a portion of revenue into the three months ended March 31, 2018.

Segment income decreased primarily due to lower sales unit volumes in the Middle East.

Six months ended June 30, 2018 compared to 2017

Net sales increased primarily due the pass-through of higher raw material costs, $46 from the impact of foreign currency translation, and the impact of new accounting guidance referenced above, partially offset by lower sales unit volumes in the Middle East.

Segment income decreased primarily due to lower sales unit volumes in the Middle East partially offset by improved cost performance and the impact of new accounting guidance.

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

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net sales	$514	$459	$942	$838
Segment income	85	71	141	122

Three months ended June 30, 2018 compared to 2017

Net sales increased primarily due to the pass-through of higher tinplate costs and $39 from the impact of foreign currency translation, partially offset by 3% lower sales unit volumes.

Segment income increased due to improved cost performance and $7 from the impact of foreign currency translation.

Six months ended June 30, 2018 compared to 2017

Net sales increased primarily due to the pass-through of higher tinplate costs and $92 from the impact of foreign currency translation.

Segment income increased due to improved cost performance and $14 from the impact of foreign currency translation.

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. The Company's new beverage can facility in Jakarta, Indonesia, and a second line at its beverage can plant in Danang, Vietnam, began operations in June and October 2017. In addition, production began at a new beverage can plant in Yangon, Myanmar in July 2018. A third beverage can line at the Phnom Penh, Cambodia plant is scheduled to start production in the fourth quarter of 2018. The Company also announced the closure of its Beijing beverage can facility in 2017 in an effort to reduce costs by consolidating manufacturing processes in China.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net sales	$332	$287	$669	$565
Segment income	47	45	91	84

Three months ended June 30, 2018 compared to 2017

Net sales increased primarily due to 5% higher sales unit volumes and $12 from the impact of foreign currency translation.

Segment income increased primarily due to the impact of higher sales unit volumes.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Six months ended June 30, 2018 compared to 2017

Net sales increased due to 6% higher sales unit volumes, $26 from the impact of foreign currency translation and the pass-through of higher material costs.

Segment income increased primarily due to higher sales unit volumes and improved cost performance, primarily related to the closure of the Beijing beverage can facility.

Transit Packaging

On April 3, 2018, the Company completed its acquisition of Signode which will be reported as the Company's Transit Packaging segment. The integration of Signode is progressing as planned. Transit Packaging contributed net sales of $620 and segment income of $94 for the three months ended June 30, 2018.

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

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net sales	$327	$284	$630	$551
Segment income	31	34	62	62

Three months ended June 30, 2018 compared to 2017

Net sales increased primarily due to higher sales unit volumes in the Company's equipment operations and North America food can business, higher material costs and $6 from the impact of foreign currency translation.

Segment income decreased primarily due to the impact of higher freight costs in the Company's North America food can business.

Six months ended June 30, 2018 compared to 2017

Net sales increased primarily due to higher sales unit volumes in the Company's equipment operations and North America food can business, higher material costs and $18 from the impact of foreign currency translation.

Segment income was comparable as improved cost performance in the Company's North America food can business was partially offset by higher freight.

Corporate and Unallocated Expense

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Corporate and unallocated expense	$(40)	$(35)	$(79)	$(81)

Corporate and unallocated expenses were comparable for the six months ended June 30, 2018 and 2017.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three and six months ended June 30, 2018 compared to 2017, cost of products sold (excluding depreciation and amortization) increased from $1,732 to $2,466 and from $3,263 to $4,274 primarily due to the impact of the acquisition of Signode, higher raw material costs, higher North America freight costs and $62 and $162 from the impact of foreign currency translation. For the three and six months ended June 30, 2018 cost of products sold (excluding depreciation and amortization) also included a charge of $40 for the fair value adjustment related to the sale of inventory acquired with Signode.

Depreciation and Amortization

For the three and six months ended June 30, 2018 compared to 2017, depreciation and amortization expense increased from $61 to $113 and from $120 to $178 primarily due to depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisition of Signode.

Selling and Administrative Expense

Selling and administrative expense increased from $91 to $159 and from $181 to $249 for the three and six months ended June 30, 2018 compared to 2017 primarily due to the impact of the acquisition of Signode.

Interest Expense

For the three and six months ended June 30, 2018 compared to 2017, interest expense increased from $61 to $103 and $123 to $177 due to higher outstanding debt from borrowings incurred to finance the Signode acquisition.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Income before income taxes	$201	$201	$353	$380
Provision for income taxes	55	53	94	99
Effective income tax rate	27%	26%	27%	26%

The Company's effective rate was comparable for the three and six months ended June 30, 2018 compared to 2017.

For additional information regarding income taxes, including discussion of the impact of the Tax Act, see Note N to the consolidated financial statements.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2018 compared to 2017, net income attributable to noncontrolling interests decreased from $20 to $15 and from $46 to $38 primarily due to lower earnings in the Company's beverage can operations in the Middle East and Brazil.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities increased from $475 for the six months ended June 30, 2017 to $492 for the six months ended June 30, 2018 primarily due to changes in working capital, primarily due to higher material costs, offset by lower pension contributions.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)
Days sales outstanding for trade receivables, excluding the impact of unbilled receivables recognized under the new revenue guidance, increased from 33 days at June 30, 2017 to 39 days at June 30, 2018, primarily due to the impact of the Signode acquisition.

Inventory turnover was 74 days at June 30, 2017 compared to 63 days at June 30, 2018 primarily due to the derecognition of inventory under the new revenue guidance. Inventory turnover at June 30, 2018 decreased compared to 67 days at December 31, 2017 due to the impact of the new revenue guidance partially offset by seasonality in the Company's food and beverage can businesses. The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.
Days outstanding for trade payables was 104 days at June 31, 2017 compared to 101 days at June 30, 2018.
Investing Activities

Investing activities provided cash of $312 for the six months ended June 30, 2017 and used cash of $3,792 for the six months ended 2018. In 2018, the Company paid $3,907 to acquire Signode and $25 for the settlement of a foreign exchange contract related to the acquisition. For the six months ended June 30, 2018, the Company also had lower cash collections on beneficial interest in transferred receivables as compared to 2017. The Company currently expects capital expenditures for 2018 to be approximately $460.

Financing Activities

Financing activities used cash of $111 for the six months ended June 30, 2017 and provided cash of $4,162 for the six months ended 2018. In 2018, financing activities primarily included borrowings to finance the Signode acquisition. In 2017, financing activities included borrowings under the Company's revolving credit facilities which were partially used to repurchase shares of the Company's common stock. For the six months ended June 30, 2018, the Company also paid lower dividends to noncontrolling interests as compared to 2017.

Liquidity

As of June 30, 2018, $253 of the Company's $298 of cash and cash equivalents was located outside the U.S. The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $185 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, the Company is still evaluating the impact of the Tax Act. If such earnings were repatriated, the Company may be required to record incremental foreign taxes on the repatriated funds.

Effective April 2018, the Company amended its revolving credit agreements to provide capacity of $1,650 under the revolving credit facility upon completion of the Signode acquisition, increase total leverage ratios and extend the timetable for compliance with total leverage ratios.

As of June 30, 2018, the Company had $1,252 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less borrowings of $344 and $54 of outstanding standby letters of credit. The Company could have borrowed this amount at June 30, 2018 and still been in compliance with its leverage ratio covenants.

Capital Resources

As of June 30, 2018, the Company had approximately $134 of capital commitments primarily related to its European Beverage segment. The Company expects to fund these commitments primarily through cash flows generated from operations.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)
Contractual Obligations

During the six months of 2018, there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, which information is incorporated herein by reference, except for the January and April 2018 debt issuances related to the Signode acquisition which are described in Note L to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Commitments and Contingent Liabilities

Information regarding the Company's commitments and contingent liabilities appears in Part I within Item 1 of this report under Note J, entitled “Commitments and Contingent Liabilities,” to the consolidated financial statements, and in Part II within Item 1A of this report which information is incorporated herein by reference.

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

The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2017 with respect to goodwill.

Goodwill Impairment

As of October 1, 2017, the estimated fair value of the North America Food reporting unit was 63% higher than its carrying value. This reporting unit operates in a low-growth environment with multiple competitors, which could result in lower selling prices. In addition, shifts in consumer demand could result in lower volumes. While the Company believes current Adjusted EBITDA projections are reasonable, the reporting unit's ability to maintain or grow Adjusted EBITDA could be negatively impacted by the above factors. If Adjusted EBITDA of the North America Food reporting unit declined by 38%, the fair value of this reporting unit would approximate carrying value. To the extent future operating results were to decline, causing the estimated fair value to fall below the carrying value, it is possible that an impairment charge of up to $115 for the North America Food reporting unit could be recorded.
Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2017, which are not historical facts (including any statements concerning plans and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the Company and, therefore, involve a number of risks and uncertainties. Management cautions that forward-

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2018, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2018, the Company had $3.5 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $9 million before tax.

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

There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except as noted below.

On April 3, 2018, the Company completed the acquisition of Signode. See Note C to the consolidated financial statements for additional information. In connection with the integration of Signode, management is in the process of analyzing and evaluating the internal controls over financial reporting. This process may result in additions or changes to the Company's internal control over financial reporting.

The scope of management's assessment of effectiveness of internal control over financial reporting for the year ending December 31, 2018 will exclude the operations of Signode.

Crown Holdings, Inc.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding the Company's potential asbestos-related liabilities and other litigation, see Note I entitled “Asbestos-Related Liabilities” and Note J entitled “Commitments and Contingent Liabilities” to the consolidated financial statements within Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1A to Part II in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. The risks described in the Company's Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were no purchases of the Company's equity securities during the six months ended June 30, 2018.

In December 2016, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1 billion of the Company's common stock through the end of 2019. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of June 30, 2018, $669 million of the Company’s outstanding common stock may be repurchased under the program.

There were 73,158 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended June 30, 2018.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the six months ended June 30, 2018.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (v) Consolidated Statements of Changes in Equity for the six months ended June 30, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: August 2, 2018