Form 10-Q
period 2018-09-30
CROWN HOLDINGS INC
filed 2018-10-29
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ____  TO ____

COMMISSION FILE NUMBER 000-50189
____________________________________________________
CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Pennsylvania	75-3099507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Township Line Road, Yardley, Pa	19067
(Address of principal executive offices)	(Zip Code)
215-698-5100
(registrant’s telephone number, including area code)
____________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
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

There were 135,190,167 shares of Common Stock outstanding as of October 25, 2018.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net sales	$3,174	$2,468	$8,417	$6,530
Cost of products sold, excluding depreciation and amortization	2,530	1,972	6,804	5,235
Depreciation and amortization	127	63	305	183
Selling and administrative expense	153	89	402	270
Restructuring and other	(1)	16	28	30
Income from operations	365	328	878	812
Other pension and postretirement	(13)	(19)	(47)	(43)
Loss from early extinguishments of debt	—	—	—	7
Interest expense	105	64	282	187
Interest income	(6)	(4)	(17)	(10)
Foreign exchange	(14)	—	14	4
Income before income taxes	293	287	646	667
Provision for income taxes	102	79	196	178
Equity earnings in affiliates	2	—	3	—
Net income	193	208	453	489
Net income attributable to noncontrolling interests	(29)	(31)	(67)	(77)
Net income attributable to Crown Holdings	$164	$177	$386	$412

Earnings per common share attributable to Crown Holdings:
Basic	$1.23	$1.32	$2.89	$3.03
Diluted	$1.23	$1.32	$2.88	$3.02

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net income	$193	$208	$453	$489

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(11)	17	(73)	226
Pension and other postretirement benefits	7	23	29	40
Derivatives qualifying as hedges	(10)	4	(28)	12
Total other comprehensive (loss) income	(14)	44	(72)	278

Total comprehensive income	179	252	381	767
Net income attributable to noncontrolling interests	(29)	(31)	(67)	(77)
Translation adjustments attributable to noncontrolling interests	1	(1)	2	(3)
Derivatives qualifying as hedges attributable to noncontrolling interests	—	—	1	—
Comprehensive income attributable to Crown Holdings	$151	$220	$317	$687

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$298	$424
Receivables, net	1,968	1,041
Inventories	1,639	1,385
Prepaid expenses and other current assets	193	224
Total current assets	4,098	3,074

Goodwill	4,495	3,046
Intangible assets, net	2,258	472
Property, plant and equipment, net	3,722	3,239
Other non-current assets	762	832
Total	$15,335	$10,663

Liabilities and equity
Current liabilities
Short-term debt	$53	$62
Current maturities of long-term debt	89	64
Accounts payable	2,507	2,367
Accrued liabilities	952	757
Total current liabilities	3,601	3,250

Long-term debt, excluding current maturities	8,928	5,217
Postretirement and pension liabilities	616	588
Other non-current liabilities	880	685
Commitments and contingent liabilities ( Note J)
Noncontrolling interests	369	322
Crown Holdings shareholders’ equity	941	601
Total equity	1,310	923
Total	$15,335	$10,663

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30
	2018	2017
Cash flows from operating activities
Net income	$453	$489
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	305	183
Restructuring and other	28	30
Foreign exchange	14	4
Pension expense	8	10
Pension contributions	(14)	(46)
Deferred income taxes	64	60
Stock-based compensation	17	16
Changes in assets and liabilities:
Receivables	(955)	(976)
Inventories	(139)	(108)
Accounts payable and accrued liabilities	(37)	48
Other, net	24	20
Net cash used for operating activities	(232)	(270)
Cash flows from investing activities
Capital expenditures	(305)	(282)
Acquisition of business, net of cash acquired	(3,912)	—
Beneficial interests in transferred receivables	490	758
Proceeds from sale of property, plant and equipment	27	8
Foreign exchange derivatives related to acquisitions	(25)	—
Net investment hedge	10	—
Other	(4)	(20)
Net cash (used for) provided by investing activities	(3,719)	464
Cash flows from financing activities
Proceeds from long-term debt	4,082	1,054
Payments of long-term debt	(56)	(1,100)
Net change in revolving credit facility and short-term debt	(27)	22
Debt issue costs	(70)	(15)
Common stock issued	1	8
Common stock repurchased	(4)	(339)
Dividends paid to noncontrolling interests	(18)	(68)
Foreign exchange derivatives related to debt	(6)	38
Net cash provided by (used for) financing activities	3,902	(400)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(32)	16
Net change in cash, cash equivalents and restricted cash	(81)	(190)
Cash, cash equivalents and restricted cash at January 1	435	576
Cash, cash equivalents and restricted cash at September 30	$354	$386

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2017	$929	$446	$2,621	$(3,400)	$(230)	$366	$302	$668
Cumulative effect of change in accounting principle			60			60		60
Net income			412			412	77	489
Other comprehensive income				275		275	3	278
Dividends paid to noncontrolling interests						—	(68)	(68)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		16				16		16
Common stock issued		7			1	8		8
Common stock repurchased		(308)			(31)	(339)		(339)
Purchase of noncontrolling interests						—		—
Balance at September 30, 2017	$929	$160	$3,093	$(3,125)	$(259)	$798	$314	$1,112

Balance at January 1, 2018	$929	$167	$3,004	$(3,241)	$(258)	$601	$322	$923
Cumulative effect of change in accounting principles			6	3		9	1	10
Net income			386			386	67	453
Other comprehensive loss				(69)		(69)	(3)	(72)
Dividends paid to noncontrolling interests						—	(18)	(18)
Restricted stock awarded		(5)			5	—		—
Stock-based compensation		17				17		17
Common stock issued		1				1		1
Common stock repurchased		(4)				(4)		(4)
Balance at September 30, 2018	$929	$176	$3,396	$(3,307)	$(253)	$941	$369	$1,310

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2018 and the results of its operations for the three and nine months ended September 30, 2018 and 2017 and of its cash flows for the nine months ended September 30, 2018 and 2017. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

Recently Adopted Accounting Standards

Statement of Cash Flows

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and payments on the statement of cash flows. Under the new guidance, premiums paid for debt extinguishments are classified as cash outflows from financing activities. In addition, beneficial interests obtained in a securitization of financial assets are disclosed as a noncash activity and cash receipts from the beneficial interests are classified as cash inflows from investing activities. Under previous guidance, the Company classified cash receipts from beneficial interests in securitized receivables and premiums paid for debt extinguishments as cash flows from operating activities. The Company adopted this guidance on January 1, 2018 and recast prior period amounts to conform to the current year presentation. For the period ended September 30, 2017, the Company reclassified $758 from net cash used for operating activities to net cash provided by investing activities. Additionally, for the nine months ended September 30, 2018 and 2017, beneficial interests obtained in securitized receivables were $456 and $817.

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

Cash, cash equivalents and restricted cash included in the Company's Consolidated Balance Sheets were as follows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$298	$424
Restricted cash included in prepaid expenses and other current assets	48	2
Restricted cash included in other non-current assets	8	9
Total cash, cash equivalents and restricted cash	$354	$435

Crown Holdings, Inc.

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$374	$559
Restricted cash included in prepaid expenses and other current assets	2	8
Restricted cash included in other non-current assets	10	9
Total cash, cash equivalents and restricted cash	$386	$576

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

The Company reclassified the following net (benefits) charges on the Statement of Operations for the three and nine months ended September 30, 2017 to conform to current year presentation:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Cost of products sold, excluding depreciation and amortization	$(16)	$(41)
Selling and administrative expense	1	2
Restructuring and other	(4)	(4)
Other pension and postretirement	(19)	(43)

Revenue recognition

In May 2014, the FASB issued new guidance which outlined a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Under previous guidance, the Company generally recognized revenue upon shipment or delivery. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services which is either at a point in time or over time. In addition to accelerating the timing of revenue recognition, an unbilled receivable is recognized with an offsetting decrease to inventory. The new guidance will not have a material impact on the Company's annual income from operations but could impact income from operations in certain quarters as the Company may recognize revenue from certain products as it builds inventory in anticipation of seasonal demands.

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

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of January 1, 2018 for the adoption of the new revenue standard was as follows:

Crown Holdings, Inc.

	As reported		As revised
	December 31, 2017	Adjustment	January 1, 2018
Receivables, net	$1,041	$154	$1,195
Inventories	1,385	(144)	1,241
Prepaid and other current assets	224	26	250
Total current assets	3,074	36	3,110
Other non-current assets	832	1	833
Total assets	10,663	37	10,700
Accrued liabilities	757	17	774
Total current liabilities	3,250	17	3,267
Other non-current liabilities	685	10	695
Noncontrolling interests	322	1	323
Accumulated earnings	3,004	9	3,013
Crown Holdings shareholders' equity	601	9	610
Total equity	923	10	933
Total liabilities and equity	10,663	37	10,700

The impact of adoption on the Company’s Consolidated Balance Sheet as of September 30, 2018 and Statements of Operations for the three and nine months ended September 30, 2018 was as follows:

	As reported		Balances without adoption of new standard
Consolidated Balance Sheet	September 30, 2018	Effects of change
Receivables, net	$1,968	$(226)	$1,742
Inventories	1,639	199	1,838
Prepaid and other current assets	193	(28)	165
Total current assets	4,098	(55)	4,043
Other non-current assets	762	2	764
Total assets	15,335	(53)	15,282
Accrued liabilities	952	(24)	928
Total current liabilities	3,601	(24)	3,577
Other non-current liabilities	880	(11)	869
Noncontrolling interests	369	(2)	367
Accumulated earnings	3,396	(16)	3,380
Crown Holdings shareholders' equity	941	(16)	925
Total equity	1,310	(18)	1,292
Total liabilities and equity	15,335	(53)	15,282

Crown Holdings, Inc.

	As reported For the three months ended
		Effects of change	Balances without adoption of new standard
Statement of Operations	September 30, 2018
Net sales	$3,174	$(6)	$3,168
Cost of products sold, excluding depreciation and amortization	2,530	(6)	2,524
Income from operations	365	—	365
Foreign exchange	(14)	(1)	(15)
Income before income taxes	293	1	294
Provision for income taxes	102	—	102
Net income	193	1	194
Net income attributable to Crown Holdings	164	1	165
Earnings per common share attributable to Crown Holdings:
Basic	$1.23	$0.01	$1.24
Diluted	$1.23	$—	$1.23

	As reported For the nine months ended
		Effects of change	Balances without adoption of new standard
Statement of Operations	September 30, 2018
Net sales	$8,417	$(83)	$8,334
Cost of products sold, excluding depreciation and amortization	6,804	(69)	6,735
Income from operations	878	(14)	864
Foreign exchange	14	(4)	10
Income before taxes	646	(10)	636
Provision for income taxes	196	(3)	193
Net income	453	(7)	446
Net income attributable to Crown Holdings	386	(7)	379
Earnings per common share attributable to Crown Holdings:
Basic	$2.89	$(0.05)	$2.84
Diluted	$2.88	$(0.05)	$2.83
Hedge Accounting

In August 2017, the FASB issued new guidance on hedge accounting. The new guidance allows contractually-specified price components of a commodity purchase or sale to be eligible for hedge accounting. Additionally, the new standard permits qualitative effectiveness assessments for certain hedges after the initial hedge qualification analysis. The Company adopted this guidance on January 1, 2018 using the modified retrospective approach. Upon adoption, the Company reclassified a net charge of $3 for the cumulative ineffectiveness of these contracts from retained earnings to accumulated other comprehensive income as a cumulative-effect adjustment.

Intercompany transfers

In October 2016, the FASB issued new guidance related to intercompany transfers of assets other than inventory. Under previous guidance, income tax expense associated with intercompany profits in an intercompany sale or transfer of assets was deferred until the assets left the consolidated group. Similarly, deferred tax assets were not recognized for any increase in tax bases due to the intercompany sale or transfer. The new guidance allows for the recognition of income tax expense and deferred tax benefits on increases in tax bases when an intercompany sale or transfer occurs. Income tax effects of intercompany inventory transactions continue to be deferred until the assets leave the consolidated group. The guidance was effective for the Company on January 1, 2018 and did not have a material impact on the Company's consolidated financial statements.

Crown Holdings, Inc.

Recently Issued Accounting Standards

In February 2016, the FASB issued new guidance on lease accounting. Under the new guidance, lease classification criteria and income statement recognition are similar to current guidance; however, all leases with a term longer than one year will be recorded on the balance sheet through a right-of-use asset and a corresponding lease liability. The Company will adopt the guidance on a modified retrospective basis on January 1, 2019. The guidance is not expected to have a material impact on the Company's consolidated statement of operations or cash flows but is expected to have a material impact on its statement of financial position.

C.     Acquisition of Signode

On April 3, 2018, the Company completed its acquisition of Signode Industrial Group Holdings (Bermuda) Ltd. (“Signode”), a leading global provider of transit packaging systems and solutions, thereby broadening and diversifying its customer base and product offerings. The Company paid a purchase price of $3.9 billion. The acquisition was undertaken by a subsidiary of Crown European Holdings S.A. See Note L for further details about the acquisition financing.

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

Fair value of consideration transferred
Cash consideration	$3,912

Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables, net	374
Inventories	303
Prepaid expenses and other current assets	45
Intangible assets, net	1,935
Property, plant and equipment, net	453
Other non-current assets	50
Short-term debt	(4)
Accounts payable	(222)
Accrued liabilities	(166)
Long-term debt	(3)
Postretirement and pension liabilities	(50)
Other non-current liabilities	(351)
Total identifiable net assets	$2,364

Goodwill	$1,548

The acquired property, plant and equipment will be depreciated over the estimated remaining useful lives on a straight-line basis.

The acquired intangible assets will be amortized over the estimated remaining useful lives of the intangible assets, primarily on a straight-line basis. Intangible assets acquired and the weighted average remaining useful lives were as follows:

Crown Holdings, Inc.

	Preliminary fair value	Weighted average estimated useful life (in years)
Customer relationships	1,201	12
Trade names	568	26
Technology	166	7
	$1,935

The Company has not yet finalized the determination of the fair value of assets acquired and liabilities assumed, including income taxes and contingencies. Measurement period adjustments during the three month period ended September 30, 2018, primarily result to adjustment to Signode's deferred tax liabilities. The Company expects to finalize these amounts within one year of the acquisition date.

Signode is reported as the Company's Transit Packaging segment. The acquired goodwill was assigned to this segment and is not expected to be deductible for tax purposes.

Signode's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on April 3, 2018. Signode contributed sales of $585 and $1,205 and net income attributable to Crown Holdings of $27 and $30 for the three and nine months ended September 30, 2018.

The following unaudited supplemental pro forma data presents consolidated information as if the acquisition had been completed on January 1, 2017. These amounts were calculated after adjusting Signode's results to reflect interest expense incurred on the debt to finance the acquisition, additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment and intangible assets had been applied from January 1, 2017 and related transaction costs. These adjustments also include an additional charge of $32 in the nine months ended September 30, 2017 for the fair value adjustment related to the sale of inventory acquired. Signode's results include foreign exchange losses related to pre-acquisition intercompany debt arrangements of $15 for the nine months ended September 30, 2018 and $14 and $38 for the three and nine months ended September 30, 2017.

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2017	2018	2017
Pro forma net sales	$3,033	$9,005	$8,196
Pro forma net income attributable to Crown Holdings	169	389	344
Earnings per common share attributable to Crown Holdings:
Basic	$1.26	$2.91	$2.53
Diluted	$1.26	$2.91	$2.52

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

D.     Revenue

The majority of the Company’s revenues from metal packaging products are derived from multi-year requirements contracts with leading manufacturers and marketers of packaged consumer products for can sets, comprising a can and an end. Requirement contracts do not typically include fixed volumes but as customers issue releases, purchase orders or other similar instructions pursuant to the requirements contracts, they create fixed obligations to pay for the quantities in those instructions. The can and the end are considered separate performance obligations because they are distinct and separately identifiable. Revenues from the Company's transit packaging segment are generally derived from individual purchase orders which may include multiple goods and services which are separate performance obligations because they are distinct and separately identifiable.

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
For the three and nine months ended September 30, 2018, the Company recognized revenue of $1,524 and $4,459 over time and $1,650 and $3,958 at a point in time. See Note R for further disaggregation of the Company's revenue for the three and nine months ended September 30, 2018. The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
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
Contract assets and liabilities are reported in a net position on a contract-by-contract basis.

Crown Holdings, Inc.

Net contract assets were as follows:

	September 30, 2018	January 1, 2018
Contract assets included in prepaid and other current assets	$28	$26
Contract liabilities included in accrued liabilities	(1)	(1)
Contract liabilities included in other non-current liabilities	(7)	(7)
Net contract asset	$20	$18

E.	Receivables

	September 30, 2018	December 31, 2017
Accounts receivable	$1,584	$894
Less: allowance for doubtful accounts	(71)	(71)
Net trade receivables	1,513	823
Unbilled receivables	226	—
Miscellaneous receivables	229	218
Receivables, net	$1,968	$1,041

In July 2018, the Company terminated its $200 North American securitization facility, which included a deferred purchase price component, and entered into a new securitization facility to sell, on a revolving basis, certain trade accounts receivable balances up to a maximum of $375. The new securitization agreement removed the deferred purchase price component; however, it requires the Company to maintain a deposit in a restricted cash account. The Company received net proceeds of $106 from the termination of the securitization facility and resale of receivables under the new agreement. These proceeds are included in the beneficial interest in securitized receivables line in the Company's Consolidated Statement of Cash Flows.
Transfers under the new securitization facility will continue to be accounted for as sales because the Company sells full title and ownership in the underlying receivables and has met the criteria for control of the receivables to be considered transferred. The new securitization facility matures in July, 2020.

F.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	September 30, 2018	December 31, 2017
Raw materials and supplies	$871	$737
Work in process	155	139
Finished goods	613	509
	$1,639	$1,385

G.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	September 30, 2018			December 31, 2017
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,628	$(178)	$1,450	$461	$(108)	$353
Trade names	550	(12)	$538	—	—	—
Technology	161	(12)	149	—	—	—
Long term supply contracts	150	(36)	114	143	(27)	116
	$2,489	$(238)	$2,251	$604	$(135)	$469

Crown Holdings, Inc.

The table above excludes other finite-lived intangible assets with net balances of $7 at September 30, 2018 and $3 at December 31, 2017. See Note C for additional information about the intangible assets acquired with Signode.

Total amortization expense of intangible assets was $51 and $103 and $9 and $29 for the three and nine months ended September 30, 2018 and 2017.

H.	Restructuring and Other

The Company recorded restructuring and other charges / (benefits) as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Asset impairments and sales	$(13)	$9	$(6)	$3
Restructuring	9	4	15	8
Transaction costs	—	—	22	—
Other costs	3	3	(3)	19
	$(1)	$16	$28	$30

For the nine months ended September 30, 2018, transaction costs relate to the Signode acquisition.

For the nine months ended September 30, 2017, other costs included a charge of $16 due to a litigation matter related to Mivisa that arose prior to its acquisition by the Company in 2014. The Company recorded a benefit of $6 due to favorable settlement of this matter during the nine months ended September 30, 2018.

For the nine months ended September 30, 2017, asset impairments and sales included a benefit of $5 due to the expiration of an environmental indemnification related to the sale of certain operations in the Company's European Specialty Packaging business in 2015.

At September 30, 2018, the Company had restructuring accruals of $16 primarily related to the closure of a promotional packaging facility in Europe which was announced in 2017 and prior actions to reduce manufacturing capacity and headcount in its European businesses. The Company expects to pay the majority of this liability over the next twelve months. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional charges in the future.

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

Crown Holdings, Inc.

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

During the nine months ended September 30, 2018, the Company paid $7 to settle outstanding claims and had claims activity as follows:

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2018.

As of September 30, 2018, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $305, including $254 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

At September 30, 2018, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2018 mature between one and twenty-five months.

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

Crown Holdings, Inc.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in OCI		recognized in OCI
	Three Months Ended		Nine Months Ended
Derivatives in cash flow hedges	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Foreign exchange	$(3)	$(2)	$(5)	$1
Commodities	(2)	11	(4)	26
	$(5)	$9	$(9)	$27

	Amount of gain/		Amount of gain/
	(loss) reclassified from		(loss) reclassified from
	AOCI into income		AOCI into income
	Three Months Ended		Nine Months Ended
Derivatives in cash flow hedges	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	Affected line item in the
					statement of operations
Foreign exchange	$(6)	$(3)	$(7)	$(6)	Net sales
Commodities	(1)	—	(6)	—	Net sales
Foreign exchange	5	2	4	5	Cost of products sold
Commodities	9	7	33	22	Cost of products sold
	7	6	24	21	Income before taxes
	(1)	(1)	(6)	(6)	Provision for income taxes
	$6	$5	$18	$15	Net Income

For the three and nine months ended September 30, 2017, the Company recognized a loss of $1 (less than $1, net of tax) and a loss of $2 ($1, net of tax) in earnings related to hedge ineffectiveness caused by volatility in the metal premium component of aluminum prices. There is no ineffectiveness in the current year as the Company has designated its hedges as a hedge of the variability in cash flows for contractually specified components of its aluminum purchases.

For the twelve-month period ending September 30, 2019, a net loss of $2 ($1, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the nine months ended September 30, 2018 and 2017 in connection with anticipated transactions that were no longer considered probable.

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

For the three and nine months ended September 30, 2018, the Company recorded a loss of $1 from foreign exchange contracts designated as fair value hedges. For the three and nine months ended September 30, 2017, the Company recorded a gain of less than $1 and a loss of less than $1 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

Crown Holdings, Inc.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain/		Pre-tax amount of gain/
	(loss) recognized in income		(loss) recognized in income
	on derivative		on derivative
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Derivatives not designated as hedges	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	Affected line item in the
					statement of operations
Foreign exchange	$4	$—	$7	$1	Net sales
Foreign exchange	(4)	1	(6)	2	Cost of products sold
Foreign exchange	(8)	8	(17)	26	Foreign exchange
Commodities	—	2	—	—	Cost of products sold
	$(8)	$11	$(16)	$29

For the three and nine months ended September 30, 2017, certain commodity hedges did not meet the criteria for hedge accounting and therefore the changes in their fair value were recognized in earnings.

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and nine months ended September 30, 2018, the Company recorded a gain of $9 ($9, net of tax) and a gain of $22 ($26, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. For the three and nine months ended September 30, 2017, the Company recorded losses of $38 ($30, net of tax) and $134 ($107, net of tax) in other comprehensive income for these net investment hedges. As of September 30, 2018 and December 31, 2017, cumulative losses of $84 and $106 ($62 and $88, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges. As of September 30, 2018 the carrying amount of the hedged net investment was approximately €1,127 ($1,308 at September 30, 2018).

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

Gains or losses on net investment hedges remain in accumulated other comprehensive income until disposal of the underlying assets.

The following tables set forth financial information about the impact on OCI from changes in the fair value of derivative instruments.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in OCI		recognized in OCI
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Derivatives designated as net investment hedges	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Foreign exchange	$(2)	$—	$6	$—

Gains and losses representing components excluded from the assessment of effectiveness on derivatives designated as net investment hedges are recognized in accumulated other comprehensive income.

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	September 30, 2018	December 31, 2017	Balance Sheet classification	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$6	$5	Accrued liabilities	$9	$6
	Other non-current assets	1	—	Other non-current liabilities	1	—
Foreign exchange contracts fair value	Other current assets	1	1	Accrued liabilities	1	1
Commodities contracts cash flow	Other current assets	8	25	Accrued liabilities	7	—
	Other non-current assets	2	4	Other non-current liabilities	1	—
Net investment hedge	Other non-current assets	8	—	Other non-current liabilities	—	—
		$26	$35		$19	$7
Derivatives not designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	—	$1	Accrued liabilities	$—	$1
	Other non-current assets	$1	—	Other non-current liabilities	—	—
Foreign exchange contracts fair value	Other current assets	2	5	Accrued liabilities	4	—
Commodities contracts cash flow	Other current assets	—	22	Accrued liabilities	—	15
		$3	$28		$4	$16

Total derivatives		$29	$63		$23	$23

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged
Line item in the statement of	assets/(liabilities)
financial position in which the	September 30, 2018	December 31, 2017
hedge item is included
Cash and cash equivalents	$9	$1
Receivables, net	11	15
Accrued liabilities	(9)	(12)

As of September 30, 2018 and December 31, 2017, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities were less than $1.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at September 30, 2018
Derivative assets	$29	$8	$21
Derivative liabilities	23	8	15

Balance at December 31, 2017
Derivative assets	63	17	46
Derivative liabilities	23	17	6

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 were:

	September 30, 2018	December 31, 2017
Derivatives in cash flow hedges:
Foreign exchange	$490	$864
Commodities	317	276
Derivatives in fair value hedges:
Foreign exchange	68	60
Derivatives not designated as hedges:
Foreign exchange	873	575
Commodities	—	40

Crown Holdings, Inc.

L.	Debt

The Company's outstanding debt was as follows:

	September 30, 2018		December 31, 2017
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$53	$53	$62	$62

Long-term debt
Senior secured borrowings:
Revolving credit facilities	84	84	122	122
Term loan facilities
U.S. dollar at LIBOR + 1.75% due 2022	821	816	741	735
U.S. dollar at LIBOR + 2.00% due 2027	1,147	1,124	—	—
Euro at EURIBOR + 1.75% due 2022[1]	307	307	324	324
Euro at EURIBOR + 2.375% due 2025[2]	868	859	—	—
Senior notes and debentures:
€650 at 4.0% due 2022	755	750	781	774
U. S. dollar at 4.50% due 2023	1,000	992	1,000	992
€335 at 2.250% due 2023	389	384
€600 at 2.625% due 2024	697	691	720	713
€600 at 3.375% due 2025	697	690	720	711
U.S. dollar at 4.25% due 2026	400	394	400	393
U.S. dollar at 4.75% due 2026	875	863
U.S. dollar at 7.375% due 2026	350	347	350	347
€500 at 2.875% due 2026	580	572
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	74	74	101	101
Capital lease obligations	30	30	29	29
Total long-term debt	9,114	9,017	5,328	5,281
Less current maturities	(89)	(89)	(64)	(64)
Total long-term debt, less current maturities	$9,025	$8,928	$5,264	$5,217

(1) €265 and €270 at September 30, 2018 and December 31, 2017
(2) €748 at September 30, 2018

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $9,167 at September 30, 2018 and $5,562 at December 31, 2017.

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

Crown Holdings, Inc.

In January 2018, the Company also issued €500 ($580 at September 30, 2018) principal amount of 2.875% senior unsecured notes due 2026 and €335 ($389 at September 30, 2018) principal amount of 2.25% senior unsecured notes due 2023. The notes were issued at par by Crown European Holdings S.A., a subsidiary of the Company, and are unconditionally guaranteed by the Company and certain of its subsidiaries.

In April 2018, the Company borrowed $100 Term A loans and $1,150 Term B loans under its U.S. dollar term loan facility and €750 ($870 at September 30, 2018) additional Term B loans under its European term loan facility. The Term B loans mature on April 3, 2025 and interest rates are based on LIBOR or EURIBOR plus a margin of 1.00% up to 2.375%.

M.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension benefits – U.S. plans	2018	2017	2018	2017
Service cost	$5	$3	$14	$10
Interest cost	12	13	35	38
Expected return on plan assets	(22)	(21)	(63)	(62)
Recognized net loss	16	13	40	39
Net periodic cost	$11	$8	$26	$25

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension benefits – Non-U.S. plans	2018	2017	2018	2017
Service cost	$5	$6	$19	$18
Interest cost	19	19	58	57
Expected return on plan assets	(40)	(38)	(120)	(109)
Curtailment gain	—	(4)	—	(4)
Recognized prior service credit	(2)	(3)	(8)	(9)
Recognized net loss	11	11	33	32
Net periodic benefit	$(7)	$(9)	$(18)	$(15)

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other postretirement benefits	2018	2017	2018	2017
Service cost	$—	$1	$—	$1
Interest cost	1	1	3	3
Recognized prior service credit	(9)	(11)	(28)	(31)
Recognized net loss	1	1	3	3
Net periodic benefit	$(7)	$(8)	$(22)	$(24)

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

Crown Holdings, Inc.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Nine Months Ended
Details about accumulated other	September 30		September 30		Affected line item in the
comprehensive income components	2018	2017	2018	2017	statement of operations
Actuarial losses	$28	$21	$76	$70	Other pension and postretirement
Prior service credit	(11)	(14)	(36)	(40)	Other pension and postretirement
	17	7	40	30	Income before taxes
	(6)	(4)	(7)	(10)	Provision for income taxes
Total reclassified	$11	$3	$33	$20	Net income

N.	Income Taxes

During the three and nine months ended September 30, 2018, the Company recorded a charge of $24 related to taxes on the distributions of foreign earnings, which were previously asserted to be indefinitely reinvested.

The Company's accounting for the Tax Cuts and Jobs Act (H.R. 1), (the "Tax Act") continues to be provisional. As of December 31, 2017, the Company recorded a gross provisional obligation of $113 for the one-time tax imposed on the unremitted earnings of non-U.S. subsidiaries. During the three and nine months ended September 30, 2018, the Company recorded an additional charge of $4 to adjust provisional amounts related to the transition tax. The Company expects to be able to use foreign tax credit carryforwards to satisfy this obligation. The Company has not completed its assessment of the impact of the Tax Act on state taxable income and any related state tax loss carryforwards but does not expect the Tax Act to have a material impact on related valuation allowances. The Company continues to review the technical interpretations of the Tax Act and other applicable laws, monitor legislative changes, review U.S. state guidance as issued and obtain the information necessary to complete the calculation of the obligation and will complete its analysis during the fourth quarter of 2018.

O.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2017	$(1,524)	$(1,879)	$3	$(3,400)
Other comprehensive income before reclassifications	20	223	27	270
Amounts reclassified from accumulated other comprehensive income	20		(15)	5
Other comprehensive income	40	223	12	275
Balance at September 30, 2017	$(1,484)	$(1,656)	$15	$(3,125)

Balance at January 1, 2018	$(1,583)	$(1,681)	$23	$(3,241)
Cumulative effect of change in accounting principle			3	3
Other comprehensive income before reclassifications	(4)	(71)	(9)	(84)
Amounts reclassified from accumulated other comprehensive income	33		(18)	15
Other comprehensive income (loss)	29	(71)	(24)	(66)
Balance at September 30, 2018	$(1,554)	$(1,752)	$(1)	$(3,307)

See Note K and Note M for further details of amounts reclassified from accumulated other comprehensive income related to cash flow hedges and defined benefit plans.

Crown Holdings, Inc.

P.	Stock-Based Compensation

A summary of restricted stock transactions during the nine months ended September 30, 2018 is as follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2018	1,053,842
Awarded:
Time-vesting shares	1,515,700
Performance-based shares	150,069
Released:
Time-vesting shares	(353,555)
Performance-based shares	—
Forfeitures:
Time-vesting shares	(35,625)
Performance-based shares	(159,738)
Non-vested stock awards outstanding at September 30, 2018	2,170,693

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

The weighted average grant-date fair values of awards issued during the nine months ended September 30, 2018 were $44.48 for the time-vesting stock awards and $57.24 for the performance-based stock awards.

The fair value of the performance-based shares subject to a market condition awarded in 2018 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 19.9%, an expected term of three years, and a weighted average risk-free interest rate of 2.01%.

As of September 30, 2018, unrecognized compensation cost related to outstanding non-vested stock awards was $81. The weighted average period over which the expense is expected to be recognized is 3.6 years. The aggregate market value of the shares released on the vesting dates was $16 for the nine months ended September 30, 2018.

Crown Holdings, Inc.

Q.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net income attributable to Crown Holdings	$164	$177	$386	$412
Weighted average shares outstanding:
Basic	133.7	134.0	133.6	135.9
Dilutive stock options and restricted stock	0.1	0.4	0.2	0.5
Diluted	133.8	134.4	133.8	136.4
Basic earnings per share	$1.23	$1.32	$2.89	$3.03
Diluted earnings per share	$1.23	$1.32	$2.88	$3.02

For the three and nine months ended September 30, 2018, 0.4 million and 0.9 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For the three and nine months ended September 30, 2017, there were no contingently issuable common shares excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Americas Beverage	$872	$763	$2,478	$2,166
European Beverage	418	428	1,194	1,133
European Food	623	639	1,565	1,477
Asia Pacific	321	300	990	865
Transit Packaging	585	—	1,205	—
Total reportable segments	2,819	2,130	7,432	5,641
Non-reportable segments	355	338	985	889
Total	$3,174	$2,468	$8,417	$6,530

The primary sources of revenue included in non-reportable segments are the Company's aerosol can businesses in North America and Europe, its food can business in North America, its promotional packaging business in Europe and its tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Americas Beverage	$14	$9	$48	$32
European Beverage	—	—	1	1
European Food	15	17	58	52
Transit Packaging	2	—	3	—
Total reportable segments	31	26	110	85
Non-reportable segments	43	20	115	83
Total	$74	$46	$225	$168

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Americas Beverage	$125	$129	$336	$342
European Beverage	66	77	180	198
European Food	90	100	231	222
Asia Pacific	46	40	137	124
Transit Packaging	81	—	175	—
Total reportable segments	$408	$346	$1,059	$886

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Segment income of reportable segments	$408	$346	$1,059	$886
Segment income of non-reportable segments	40	39	102	101
Corporate and unallocated items	(33)	(33)	(112)	(114)
Restructuring and other	1	(16)	(28)	(30)
Amortization of intangibles	(51)	(9)	(103)	(29)
Fair value adjustment to inventory	—	—	(40)	—
Other pension and postretirement	13	19	47	43
Loss from early extinguishments of debt	—	—	—	(7)
Impact of hedge ineffectiveness	—	1	—	(2)
Interest expense	(105)	(64)	(282)	(187)
Interest income	6	4	17	10
Foreign exchange	14	—	(14)	(4)
Income before income taxes	$293	$287	$646	$667

For the three and nine months ended September 30, 2018, intercompany profits of $3 and $7 were eliminated within segment income of non-reportable segments.

Crown Holdings, Inc.

For the three and nine months ended September 30, 2017, intercompany profits of $1 and $5 were eliminated within segment income of non-reportable segments.

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

The following condensed combining financial statements:
•statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017,
•balance sheets as of September 30, 2018 and December 31, 2017, and
•statements of cash flows for the nine months ended September 30, 2018 and 2017 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$3,174		$3,174
Cost of products sold, excluding depreciation and amortization			2,530		2,530
Depreciation and amortization			127		127
Selling and administrative expense		$2	151		153
Restructuring and other			(1)		(1)
Income from operations	—	(2)	367		365
Other pension and postretirement			(13)		(13)
Net interest expense		18	81		99
Foreign exchange			(14)		(14)
Income/(loss) before income taxes	—	(20)	313		293
Provision for / (benefit from) income taxes		(1)	103		102
Equity earnings / (loss) in affiliates	$164	147	2	$(311)	2
Net income	164	128	212	(311)	193
Net income attributable to noncontrolling interests			(29)		(29)
Net income attributable to Crown Holdings	$164	$128	$183	$(311)	$164

Total comprehensive income	$151	$62	$198	$(232)	$179
Comprehensive income attributable to noncontrolling interests			(28)		(28)
Comprehensive income attributable to Crown Holdings	$151	$62	$170	$(232)	$151

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,468		$2,468
Cost of products sold, excluding depreciation and amortization			1,972		1,972
Depreciation and amortization			63		63
Selling and administrative expense		$1	88		89
Restructuring and other			16		16
Income from operations		(1)	329		328
Other pension and postretirement			(19)		(19)
Net interest expense		23	37		60
Income/(loss) before income taxes		(24)	311		287
Provision for / (benefit from) income taxes		(15)	94		79
Equity earnings / (loss) in affiliates	$177	155		$(332)	—
Net income	177	146	217	(332)	208
Net income attributable to noncontrolling interests			(31)		(31)
Net income attributable to Crown Holdings	$177	$146	$186	$(332)	$177

Total comprehensive income	$220	$184	$261	$(413)	$252
Comprehensive income attributable to noncontrolling interests			(32)		(32)
Comprehensive income attributable to Crown Holdings	$220	$184	$229	$(413)	$220

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,417		$8,417
Cost of products sold, excluding depreciation and amortization			6,804		6,804
Depreciation and amortization			305		305
Selling and administrative expense		$7	395		402
Restructuring and other	$9		19		28
Income from operations	(9)	(7)	894		878
Other pension of postretirement			(47)		(47)
Net interest expense		56	209		265
Foreign exchange			14		14
Income/(loss) before income taxes	(9)	(63)	718		646
Provision for / (benefit from) income taxes	(2)	(10)	208		196
Equity earnings / (loss) in affiliates	393	373	3	$(766)	3
Net income	386	320	513	(766)	453
Net income attributable to noncontrolling interests			(67)		(67)
Net income attributable to Crown Holdings	$386	$320	$446	$(766)	$386

Total comprehensive income	$317	$224	$441	$(601)	$381
Comprehensive income attributable to noncontrolling interests			(64)		(64)
Comprehensive income attributable to Crown Holdings	$317	$224	$377	$(601)	$317

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$6,530		$6,530
Cost of products sold, excluding depreciation and amortization			5,235		5,235
Depreciation and amortization			183		183
Selling and administrative expense		$5	265		270
Restructuring and other		(1)	31		30
Income from operations		(4)	816		812
Other pension and postretirement			(43)		(43)
Loss from early extinguishment of debt			7		7
Net interest expense		69	108		177
Foreign exchange			4		4
Income/(loss) before income taxes		(73)	740		667
Provision for / (benefit from) income taxes		(33)	211		178
Equity earnings / (loss) in affiliates	$412	384		$(796)	—
Net income	412	344	529	(796)	489
Net income attributable to noncontrolling interests			(77)		(77)
Net income attributable to Crown Holdings	$412	$344	$452	$(796)	$412

Total comprehensive Income	$687	$429	$807	$(1,156)	$767
Comprehensive income attributable to noncontrolling interests			(80)		(80)
Comprehensive income attributable to Crown Holdings	$687	$429	$727	$(1,156)	$687

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$298		$298
Receivables, net		$9	1,959		1,968
Inventories			1,639		1,639
Prepaid expenses and other current assets	$1	1	191		193
Total current assets	1	10	4,087		4,098

Intercompany debt receivables			3,573	$(3,573)	—
Investments	3,471	3,729		(7,200)	—
Goodwill			4,495		4,495
Intangible assets, net			2,258		2,258
Property, plant and equipment, net			3,722		3,722
Other non-current assets		178	584		762
Total	$3,472	$3,917	$18,719	$(10,773)	$15,335

Liabilities and equity
Current liabilities
Short-term debt			$53		$53
Current maturities of long-term debt			89		89
Accounts payable			2,507		2,507
Accrued liabilities	$16	$39	897		952
Total current liabilities	16	39	3,546		3,601

Long-term debt, excluding current maturities		387	8,541		8,928
Long-term intercompany debt	2,515	1,058		$(3,573)	—
Postretirement and pension liabilities			616		616
Other non-current liabilities		331	549		880
Commitments and contingent liabilities
Noncontrolling interests			369		369
Crown Holdings shareholders’ equity/(deficit)	941	2,102	5,098	(7,200)	941
Total equity/(deficit)	941	2,102	5,467	(7,200)	1,310
Total	$3,472	$3,917	$18,719	$(10,773)	$15,335

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(15)	$(67)	$(145)	$(5)	$(232)
Cash flows from investing activities
Capital expenditures			(305)		(305)
Beneficial interests in transferred receivables			490		490
Acquisition of business, net of cash acquired			(3,912)		(3,912)
Proceeds from sale of property, plant and equipment			27		27
Foreign exchange derivatives related to acquisitions			(25)		(25)
Net investment hedge			10		10
Other			(4)		(4)
Net cash provided by/(used for) investing activities	—		(3,719)	—	(3,719)
Cash flows from financing activities
Proceeds from long-term debt			4,082		4,082
Payments of long-term debt			(56)		(56)
Net change in revolving credit facility and short-term debt			(27)		(27)
Net change in long-term intercompany balances	18	67	(85)		—
Debt issue costs			(70)		(70)
Common stock issued	1				1
Common stock repurchased	(4)				(4)
Dividends paid			(5)	5	—
Dividend paid to noncontrolling interests			(18)		(18)
Foreign exchange derivatives related to debt			(6)		(6)
Net cash provided by/(used for) financing activities	15	67	3,815	5	3,902
Effect of exchange rate changes on cash, cash equivalents and restricted cash			(32)		(32)
Net change in cash, cash equivalents and restricted cash	—	—	(81)	—	(81)
Cash, cash equivalents and restricted cash at January 1			435		435
Cash, cash equivalents and restricted cash at September 30	$—	$—	$354	$—	$354

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2017
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(4)	$(23)	$(207)	$(36)	$(270)
Cash flows from investing activities
Capital expenditures			(282)		(282)
Beneficial interests in transferred receivables			758		758
Proceeds from sale of property, plant and equipment			8		8
Intercompany investing activities	235			(235)	—
Other			(20)		(20)
Net cash provided by/(used for) investing activities	235		464	(235)	464
Cash flows from financing activities
Proceeds from long-term debt			1,054		1,054
Payments of long-term debt			(1,100)		(1,100)
Net change in revolving credit facility and short-term debt			22		22
Net change in long-term intercompany balances	100	23	(123)		—
Debt issue costs			(15)		(15)
Common stock issued	8				8
Common stock repurchased	(339)				(339)
Dividends paid			(271)	271	—
Dividend paid to noncontrolling interests			(68)		(68)
Foreign exchange derivatives related to debt			38		38
Net cash provided by/(used for) financing activities	(231)	23	(463)	271	(400)
Effect of exchange rate changes on cash, cash equivalents and restricted cash			16		16
Net change in cash, cash equivalents and restricted cash	—	—	(190)	—	(190)
Cash, cash equivalents and restricted cash at January 1			576		576
Cash, cash equivalents and restricted cash at September 30	$—	$—	$386	$—	$386

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017,

•	balance sheets as of September 30, 2018 and December 31, 2017, and

•	statements of cash flows for the nine months ended September 30, 2018 and 2017 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$973	$2,335	(134)	$3,174
Cost of products sold, excluding depreciation and amortization			826	1,838	(134)	2,530
Depreciation and amortization			38	89		127
Selling and administrative expense		$3	60	90		153
Restructuring and other			10	(11)		(1)
Income from operations	—	(3)	39	329		365
Other pension and postretirement			(6)	(7)		(13)
Net interest expense		24	33	42		99
Technology royalty			(14)	14		—
Foreign exchange		3	1	(15)	$(3)	(14)
Income/(loss) before income taxes	—	(30)	25	295	3	293
Provision for / (benefit from) income taxes		(7)	13	96		102
Equity earnings / (loss) in affiliates	164	52	109	1	(324)	2
Net income	164	29	121	200	(321)	193
Net income attributable to noncontrolling interests				(29)		(29)
Net income attributable to Crown Holdings	$164	$29	$121	$171	$(321)	$164

Total comprehensive income	$151	$22	$55	$196	$(245)	$179
Comprehensive income attributable to noncontrolling interests				(28)		(28)
Comprehensive income attributable to Crown Holdings	$151	$22	$55	$168	$(245)	$151

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$614	$1,962	(108)	$2,468
Cost of products sold, excluding depreciation and amortization			522	1,558	(108)	1,972
Depreciation and amortization			10	53		63
Selling and administrative expense		$3	31	55		89
Restructuring and other				16		16
Income from operations		(3)	51	280		328
Other pension and postretirement			(13)	(6)		(19)
Loss from early extinguishment of debt						—
Net interest expense		16	25	19		60
Technology royalty			(15)	15		—
Foreign exchange		23			$(23)	—
Income/(loss) before income taxes		(42)	54	252	23	287
Provision for / (benefit from) income taxes		(16)	18	69	8	79
Equity earnings / (loss) in affiliates	$177	67	110		(354)	—
Net income	177	41	146	183	(339)	208
Net income attributable to noncontrolling interests				(31)		(31)
Net income attributable to Crown Holdings	$177	$41	$146	$152	$(339)	$177

Total comprehensive income	$220	$37	$184	$245	$(434)	$252
Comprehensive income attributable to noncontrolling interests				(32)		(32)
Comprehensive income attributable to Crown Holdings	$220	$37	$184	$213	$(434)	$220

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,550	$6,251	(384)	8,417
Cost of products sold, excluding depreciation and amortization			2,180	5,008	(384)	6,804
Depreciation and amortization			81	224		305
Selling and administrative expense		$8	156	238		402
Restructuring and other	$9	3	15	1		28
Income from operations	(9)	(11)	118	780		878
Other pension and postretirement			(17)	(30)		(47)
Net interest expense		69	87	109		265
Technology royalty			(37)	37		—
Foreign exchange		10		15	$(11)	14
Income/(loss) before income taxes	(9)	(90)	85	649	11	646
Provision for / (benefit from) income taxes	(2)	(21)	30	187	2	196
Equity earnings / (loss) in affiliates	393	154	258	1	(803)	3
Net income	386	85	313	463	(794)	453
Net income attributable to noncontrolling interests				(67)		(67)
Net income attributable to Crown Holdings	386	85	313	396	(794)	386

Total comprehensive Income	$317	$84	$217	$401	$(638)	$381
Comprehensive income attributable to noncontrolling interests				(64)		(64)
Comprehensive income attributable to Crown Holdings	$317	$84	$217	$337	$(638)	$317

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,745	$5,090	(305)	$6,530
Cost of products sold, excluding depreciation and amortization			1,497	4,043	(305)	5,235
Depreciation and amortization			30	153		183
Selling and administrative expense		$8	99	163		270
Restructuring and other			2	28		30
Income from operations		(8)	117	703		812
Other pension and postretirement			(33)	(10)		(43)
Loss from early extinguishment of debt		6		1		7
Net interest expense		49	69	59		177
Technology royalty			(33)	33		—
Foreign exchange		78	(1)	5	$(78)	4
Income/(loss) before income taxes		(141)	115	615	78	667
Provision for / (benefit from) income taxes		(54)	38	167	27	178
Equity earnings / (loss) in affiliates	$412	167	267		(846)	—
Net income	412	80	344	448	(795)	489
Net income attributable to noncontrolling interests				(77)		(77)
Net income attributable to Crown Holdings	$412	$80	$344	$371	$(795)	$412

Total comprehensive income	$687	$83	$429	$787	$(1,219)	$767
Comprehensive income attributable to noncontrolling interests				(80)		(80)
Comprehensive income attributable to Crown Holdings	$687	$83	$429	$707	$(1,219)	$687

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$24	$4	$270		$298
Receivables, net		4	206	1,758		1,968
Intercompany receivables			47	23	$(70)	—
Inventories			446	1,193		1,639
Prepaid expenses and other current assets	$1	1	16	175		193
Total current assets	1	29	719	3,419	(70)	4,098

Intercompany debt receivables		2,703	3,812	153	(6,668)	—
Investments	3,471	2,726	1,177		(7,374)	—
Goodwill			1,182	3,313		4,495
Intangible assets, net			917	1,341		2,258
Property, plant and equipment, net		1	695	3,026		3,722
Other non-current assets		23	209	530		762
Total	$3,472	$5,482	$8,711	$11,782	$(14,112)	$15,335

Liabilities and equity
Current liabilities
Short-term debt				$53		$53
Current maturities of long-term debt		$32	$14	43		89
Accounts payable			681	1,826		2,507
Accrued liabilities	$16	30	162	744		952
Intercompany payables			23	47	$(70)	—
Total current liabilities	16	62	880	2,713	(70)	3,601

Long-term debt, excluding current maturities		3,048	1,534	4,346		8,928
Long-term intercompany debt	2,515	795	2,856	502	(6,668)	—
Postretirement and pension liabilities			350	266		616
Other non-current liabilities			339	541		880
Commitments and contingent liabilities
Noncontrolling interests				369		369
Crown Holdings shareholders’ equity/(deficit)	941	1,577	2,752	3,045	(7,374)	941
Total equity/(deficit)	941	1,577	2,752	3,414	(7,374)	1,310
Total	$3,472	$5,482	$8,711	$11,782	$(14,112)	$15,335

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(15)	$(81)	$91	$(216)	$(11)	$(232)
Cash flows from investing activities
Capital expenditures			(39)	(266)		(305)
Beneficial interests in transferred receivables				490		490
Acquisition of business, net of cash acquired				(3,912)		(3,912)
Proceeds from sale of property, plant and equipment			9	18		27
Intercompany investing activities		(100)			100	—
Foreign exchange derivatives related to acquisition				(25)		(25)
Net investment hedge		10				10
Other				(4)		(4)
Net cash provided by/(used for) investing activities	—	(90)	(30)	(3,699)	100	(3,719)
Cash flows from financing activities
Proceeds from long-term debt		975	1,150	1,957		4,082
Payments of long-term debt		(20)	(5)	(31)		(56)
Net change in revolving credit facility and short-term debt		40		(67)		(27)
Net change in long-term intercompany balances	18	(796)	(1,205)	1,983		—
Debt issue costs		(40)		(30)		(70)
Common stock issued	1					1
Common stock repurchased	(4)					(4)
Capital contribution				100	(100)	—
Dividends paid				(11)	11	—
Dividends paid to noncontrolling interests				(18)		(18)
Foreign exchange derivatives related to debt				(6)		(6)
Net cash provided by/(used for) financing activities	15	159	(60)	3,877	(89)	3,902
Effect of exchange rate changes on cash, cash equivalents and restricted cash				(32)		(32)
Net change in cash, cash equivalents and restricted cash	—	(12)	1	(70)	—	(81)
Cash, cash equivalents and restricted cash at January 1		36	3	396		435
Cash, cash equivalents and restricted cash at September 30	$—	$24	$4	$326	$—	$354

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(4)	$(46)	$90	$(233)	$(77)	$(270)
Cash flows from investing activities
Capital expenditures			(91)	(191)		(282)
Beneficial interests in transferred receivables				758		758
Proceeds from sale of property, plant and equipment			1	7		8
Intercompany investing activities	235				(235)	—
Other			(20)	—		(20)
Net cash provided by/(used for) investing activities	235	—	(110)	574	(235)	464
Cash flows from financing activities
Proceeds from long-term debt		750	9	295		1,054
Payments of long-term debt		(1,010)	(2)	(88)		(1,100)
Net change in revolving credit facility and short-term debt		25		(3)		22
Net change in long-term intercompany balances	100	259	13	(372)		—
Debt issue costs		(14)		(1)		(15)
Common stock issued	8					8
Common stock repurchased	(339)					(339)
Dividends paid				(312)	312	—
Dividends paid to noncontrolling interests				(68)		(68)
Foreign exchange derivatives related to debt				38		38
Net cash provided by/(used for) financing activities	(231)	10	20	(511)	312	(400)
Effect of exchange rate changes on cash, cash equivalents and restricted cash				16		16
Net change in cash, cash equivalents and restricted cash	—	(36)	—	(154)	—	(190)
Cash, cash equivalents and restricted cash at January 1		83		493		576
Cash, cash equivalents and restricted cash at September 30	$—	$47	$—	$339	$—	$386

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2018 compared to 2017 and changes in financial condition and liquidity from December 31, 2017. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, along with the consolidated financial statements and related notes included in and referred to within this report.

Business Strategy and Trends

The Company's strategy is to grow its businesses in targeted international growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

In April 2018, the Company completed its acquisition of Signode Industrial Group, a leading global provider of transit packaging systems and solutions, for consideration of $3.9 billion. With the acquisition, the Company added a portfolio of premier transit and protective packaging franchises to its existing metal packaging businesses, thereby broadening and diversifying its customer base and product offerings and significantly increasing cash flow.

The Company's global beverage can business continues to be the major strategic focus for organic growth. For several years, global industry demand for beverage cans has been growing and this is expected to continue in the coming years. Emerging markets such as Southeast Asia and Mexico have experienced higher growth rates due to rising per capita incomes and accompanying increases in beverage consumption. While the economies in Europe and North America are more mature, there are still growth opportunities propelled by beverages such as energy drinks, teas, juices, sparkling waters and craft beers, and an increased preference for cans over certain other forms of beverage packaging. Global food and aerosol can sales unit volumes have been stable to declining in recent years primarily due to lower consumer spending.

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

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net sales	$3,174	$2,468	$8,417	$6,530

Three months ended September 30, 2018 compared to 2017

Net sales increased primarily due to the impact of the Signode acquisition, 3% higher beverage can sales unit volumes and the pass-through of higher material costs.

Nine months ended September 30, 2018 compared to 2017

Net sales increased primarily due to the impact of the Signode acquisition, 4% higher beverage can sales unit volumes, including $83 from the impact of new accounting guidance adopted as of January 1, 2018, which accelerated the timing of revenue recognition on certain products, the pass-through of higher material costs and $187 from the impact of foreign currency translation.

The new accounting guidance is not expected to materially impact the amount of revenue recognized for the full year but is expected to impact amounts recognized on a quarterly basis.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced stable volumes in recent years. In Brazil, Colombia and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over certain other forms of beverage packaging.

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

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net sales	$872	$763	$2,478	$2,166
Segment income	125	129	336	342

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three and nine months ended September 30, 2018 compared to 2017

Net sales increased primarily due to the pass-through of higher aluminum costs and 7% and 6% higher sales unit volumes for the three and nine months ended September 30, 2018.

Segment income decreased primarily due to higher freight costs in North America partially offset by higher sales unit volumes. The Company anticipates that elevated freight costs will continue for the remainder of the year.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the Western European beverage can markets have been growing, whereas sales unit volumes in the Middle East beverage can markets have been declining.

The Company completed the conversion of its plant in Custines, France, from steel to aluminum with the start-up of the second high-speed line in April 2017. The first line of a new beverage can plant in Valencia, Spain began operations in October 2018, with the second line to begin in December 2018. The new plant will facilitate the conversion from steel to aluminum beverage cans in that region.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net sales	$418	$428	$1,194	$1,133
Segment income	66	77	180	198

Three months ended September 30, 2018 compared to 2017

Net sales decreased primarily due to 4% lower sales unit volumes, partially offset by the impact of the pass-through of higher material costs. Lower sales unit volumes were primarily the result of lower sales in the Middle East and the impact of new accounting guidance which accelerated the timing of a portion of revenue into the six months ended June 30, 2018.

Segment income decreased primarily due to lower sales unit volumes in the Middle East.

Nine months ended September 30, 2018 compared to 2017

Net sales increased primarily due to $45 from the impact of foreign currency translation, the impact of new accounting guidance referenced above, and the pass-through of higher material costs, partially offset by lower sales unit volumes in the Middle East.

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

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net sales	$623	$639	$1,565	$1,477
Segment income	90	100	231	222

Three months ended September 30, 2018 compared to 2017

Net sales decreased primarily due to 7% lower sales unit volumes, partially offset by the pass-through of higher tinplate costs and $6 from the impact of foreign currency translation. Lower sales unit volumes were primarily the result of lower demand due to challenging weather conditions which resulted in poor harvest yields.

Segment income decreased due to lower sales unit volumes, partially offset by improved cost performance.

Nine months ended September 30, 2018 compared to 2017

Net sales increased primarily due to $98 from the impact of foreign currency translation and the pass-through of higher tinplate costs, partially offset by lower sales unit volumes. Lower sales unit volumes were primarily the result of lower demand referenced above, partially offset by the impact of new accounting guidance.

Segment income increased due to improved cost performance and $15 from the impact of foreign currency translation, partially offset by the impact of lower sales unit volumes.

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and also includes the Company's non-beverage can operations, primarily food cans and specialty packaging in China, Singapore, Thailand and Vietnam. In recent years, the beverage can market in Asia has been growing. The Company's new beverage can facility in Jakarta, Indonesia, and a second line at its beverage can plant in Danang, Vietnam, began operations in June and October 2017. In addition, production began at a new beverage can plant in Yangon, Myanmar in July 2018. A third beverage can line at the Phnom Penh, Cambodia plant is scheduled to start production in the fourth quarter of 2018. The Company also closured its Beijing beverage can facility in 2017 in an effort to reduce costs by consolidating manufacturing processes in China. The Company continues to review its supply and demand profile and long-term plans in China, and it is possible that the Company may record additional charges in the future.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net sales	$321	$300	$990	$865
Segment income	46	40	137	124

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended September 30, 2018 compared to 2017

Net sales increased primarily due to 7% higher sales unit volumes resulting from higher volumes in Southeast Asia being partially offset by the impact of lower volumes in China, including the impact of the closure of the Beijing facility in fourth quarter of 2017.

Segment income increased primarily due to the impact of higher sales unit volumes.

Nine months ended September 30, 2018 compared to 2017

Net sales increased due to 9% higher sales unit volumes, $25 from the impact of foreign currency translation and the pass-through of higher material costs. Higher sales unit volumes resulted from higher volumes in Southeast Asia and the impact of the new accounting guidance, partially offset by lower volumes in China, including the impact of the closure of the Beijing facility in the fourth quarter of 2017.

Segment income increased primarily due to higher sales unit volumes and improved cost performance, primarily related to the closure of the Beijing beverage can facility.

Transit Packaging

On April 3, 2018, the Company completed its acquisition of Signode, which is reported as the Company's Transit Packaging segment. The integration of Signode is progressing as planned. Transit Packaging contributed net sales of $585 and $1,205 and segment income of $81 and $175 for the three and nine months ended September 30, 2018.

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

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net sales	$355	$338	$985	$889
Segment income	40	39	102	101

Three months ended September 30, 2018 compared to 2017

Net sales increased primarily due to the pass-through of higher material costs and sales unit volumes in the Company's equipment operations, partially offset by lower sales unit volumes in the Company's global aerosol businesses.

Segment income was comparable as the impact of higher sales unit volumes in the Company's equipment operations was partially offset by higher freight costs in the Company's North America food can business.

Nine months ended September 30, 2018 compared to 2017

Net sales increased primarily due to higher material costs and higher sales unit volumes. Higher sales unit volumes resulted from higher sales unit volumes in the North America food can business and the Company's equipment operations, including the impact of new accounting guidance, partially offset by lower sales unit volumes in the Company's aerosol businesses.

Segment income was comparable as the impact of higher sales unit volumes was partially offset by higher freight costs.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Corporate and Unallocated Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Corporate and unallocated expense	$(33)	$(33)	$(112)	$(114)

Corporate and unallocated expenses were comparable for the three and nine months ended September 30, 2018 and 2017.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three and nine months ended September 30, 2018 compared to 2017, cost of products sold (excluding depreciation and amortization) increased from $1,972 to $2,530 and from $5,235 to $6,804 primarily due to the impact of the acquisition of Signode, higher raw material costs, higher North America freight costs and $7 and $155 from the impact of foreign currency translation. For the nine months ended September 30, 2018 cost of products sold (excluding depreciation and amortization) also included a charge of $40 for the fair value adjustment related to the sale of inventory acquired with Signode.

Depreciation and Amortization

For the three and nine months ended September 30, 2018 compared to 2017, depreciation and amortization expense increased from $63 to $127 and from $183 to $305 primarily due to depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisition of Signode.

Selling and Administrative Expense

Selling and administrative expense increased from $89 to $153 and from $270 to $402 for the three and nine months ended September 30, 2018 compared to 2017 primarily due to the impact of the acquisition of Signode.

Interest Expense

For the three and nine months ended September 30, 2018 compared to 2017, interest expense increased from $64 to $105 and $187 to $282 due to higher outstanding debt from borrowings incurred to finance the Signode acquisition.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Income before income taxes	$293	$287	$646	$667
Provision for income taxes	102	79	196	178
Effective income tax rate	35%	28%	30%	27%

The Company's effective rate was higher for the three and nine months ended September 30, 2018 compared to 2017 due to a tax charge of $4 to adjust provisional amounts related to the Tax Act and $24 related to taxes on the distributions of foreign earnings, which were previously asserted to be indefinitely reinvested. This change in assertion will increase the annual provision for income taxes by approximately $8 in future periods.

For additional information regarding income taxes, including discussion of the impact of the Tax Act, see Note N to the consolidated financial statements.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2018 compared to 2017, net income attributable to noncontrolling interests decreased from $31 to $29 and from $77 to $67 primarily due to lower earnings in the Company's beverage can operations in the Middle East and Brazil.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities decreased from $270 for the nine months ended September 30, 2017 to $232 for the nine months ended September 30, 2018.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables recognized under the new revenue guidance, increased from 32 days at September 30, 2017 to 43 days at September 30, 2018, primarily due higher sales unit volumes in certain geographic locations and the impact of the Signode acquisition.

Inventory turnover, excluding the impact of the derecognition of inventory under the new revenue guidance, was 68 days at September 30, 2017 compared to 63 days at September 30, 2018 primarily due to the impact of the Signode acquisition. Inventory turnover at September 30, 2018 decreased compared to 67 days at December 31, 2017 due to the impact of the new revenue guidance partially offset by the impact of the Signode acquisition and seasonality in the Company's food and beverage can businesses. The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.
Days outstanding for trade payables was 108 days at September 30, 2017 compared to 97 days at September 30, 2018, primarily due to the impact of the Signode acquisition.
Investing Activities

Investing activities provided cash of $464 for the nine months ended September 30, 2017 and used cash of $3,719 for the nine months ended 2018. In 2018, the Company paid $3,912 to acquire Signode and $25 for the settlement of a foreign exchange contract related to the acquisition. For the nine months ended September 30, 2018, the Company also had lower cash collections on beneficial interest in transferred receivables as compared to 2017. The Company currently expects capital expenditures for 2018 to be approximately $460.

Financing Activities

Financing activities used cash of $400 for the nine months ended September 30, 2017 and provided cash of $3,902 for the nine months ended September 30, 2018. In 2018, financing activities primarily included borrowings to finance the Signode acquisition and a cash outflow related to the settlement of foreign exchange derivatives related to debt. In 2017, financing activities included borrowings under the Company's revolving credit facilities which were partially used to repurchase shares of the Company's common stock and an inflow related to foreign exchange derivatives related to debt. For the nine months ended September 30, 2018, the Company also paid lower dividends to noncontrolling interests as compared to 2017.

Liquidity

As of September 30, 2018, $248 of the Company's $298 of cash and cash equivalents was located outside the U.S. The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $161 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

foresee a need to repatriate these funds, the Company is still evaluating the impact of the Tax Act. If such earnings were repatriated, the Company may be required to record incremental foreign taxes on the repatriated funds.

Effective April 2018, the Company amended its revolving credit agreements to provide capacity of $1,650 under the revolving credit facility upon completion of the Signode acquisition, increase total leverage ratios and extend the timetable for compliance with total leverage ratios.

In July 2018, the Company terminated its $200 North American securitization facility which matured in December 2018 and entered into a new $375 North American securitization facility which matures in July 2020. For additional information see Note E.

As of September 30, 2018, the Company had $1,517 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less borrowings of $84 and $49 of outstanding standby letters of credit. The Company could have borrowed this amount at September 30, 2018 and still been in compliance with its leverage ratio covenants.

Capital Resources

As of September 30, 2018, the Company had approximately $134 of capital commitments primarily related to its Americas and European Beverage segment. The Company expects to fund these commitments primarily through cash flows generated from operations.

Contractual Obligations

During the nine months of 2018, there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, which information is incorporated herein by reference, except for the January and April 2018 debt issuances related to the Signode acquisition which are described in Note L to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)
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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2018, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2018, the Company had $3.3 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $8 million before tax.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1A to Part II in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018. The risks described in the Company's Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were no purchases of the Company's equity securities during the nine months ended September 30, 2018.

In December 2016, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1 billion of the Company's common stock through the end of 2019. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of September 30, 2018, $669 million of the Company’s outstanding common stock may be repurchased under the program.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the nine months ended September 30, 2018.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (v) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: October 29, 2018