Form 10-Q
period 2019-03-31
CROWN HOLDINGS INC
filed 2019-04-29
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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
215-698-5100
(registrant’s telephone number, including area code)
____________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock $5.00 Par Value	CCK	New York Stock Exchange
7 3/8% Debentures Due 2026	CCK26	New York Stock Exchange
7 1/2% Debentures Due 2096	CCK96	New York Stock Exchange

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

There were 135,338,696 shares of Common Stock outstanding as of April 26, 2019.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$2,755	$2,197
Cost of products sold, excluding depreciation and amortization	2,210	1,808
Depreciation and amortization	122	65
Selling and administrative expense	157	90
Restructuring and other	4	13
Income from operations	262	221
Loss from early extinguishments of debt	6	—
Other pension and postretirement	(18)	(17)
Interest expense	98	74
Interest income	(3)	(6)
Foreign exchange	1	18
Income before income taxes	178	152
Provision for income taxes	48	39
Equity earnings in affiliates	1	—
Net income	131	113
Net income attributable to noncontrolling interests	(28)	(23)
Net income attributable to Crown Holdings	$103	$90

Earnings per common share attributable to Crown Holdings:
Basic	$0.77	$0.67
Diluted	$0.77	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$131	$113

Other comprehensive income, net of tax:
Foreign currency translation adjustments	59	82
Pension and other postretirement benefits	14	11
Derivatives qualifying as hedges	12	(32)
Total other comprehensive income	85	61

Total comprehensive income	216	174
Net income attributable to noncontrolling interests	(28)	(23)
Translation adjustments attributable to noncontrolling interests	—	(1)
Comprehensive income attributable to Crown Holdings	$188	$150

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$301	$607
Receivables, net	1,686	1,602
Inventories	1,851	1,690
Prepaid expenses and other current assets	186	180
Total current assets	4,024	4,079

Goodwill	4,418	4,442
Intangible assets, net	2,136	2,193
Property, plant and equipment, net	3,734	3,745
Operating lease right-of-use assets, net	213	—
Other non-current assets	832	803
Total	$15,357	$15,262

Liabilities and equity
Current liabilities
Short-term debt	$125	$89
Current maturities of long-term debt	83	81
Current portion of operating lease liabilities	47	—
Accounts payable	2,223	2,732
Accrued liabilities	864	1,011
Total current liabilities	3,342	3,913

Long-term debt, excluding current maturities	8,814	8,493
Non-current portion of operating lease liabilities	167	—
Postretirement and pension liabilities	671	683
Other non-current liabilities	861	887
Commitments and contingent liabilities ( Note L)
Noncontrolling interests	368	349
Crown Holdings shareholders’ equity	1,134	937
Total equity	1,502	1,286
Total	$15,357	$15,262

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$131	$113
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	122	65
Restructuring and other	4	13
Foreign exchange	1	18
Pension (benefit) / expense	(2)	1
Pension contributions	(7)	(5)
Stock-based compensation	8	6
Changes in assets and liabilities:
Receivables	(91)	(364)
Inventories	(171)	(169)
Accounts payable and accrued liabilities	(612)	(445)
Other, net	(49)	16
Net cash used for operating activities	(666)	(751)
Cash flows from investing activities
Capital expenditures	(75)	(92)
Beneficial interests in transferred receivables	—	175
Proceeds from sale of property, plant and equipment	5	—
Foreign exchange derivatives related to acquisitions	—	(25)
Net investment hedge	6	—
Net cash (used for) provided by investing activities	(64)	58
Cash flows from financing activities
Proceeds from long-term debt	—	1,912
Payments of long-term debt	(281)	(13)
Net change in revolving credit facility and short-term debt	731	576
Payments of finance leases	(14)	—
Debt issue costs	—	(29)
Common stock issued	2	—
Common stock repurchased	(1)	(1)
Dividends paid to noncontrolling interests	(9)	—
Foreign exchange derivatives related to debt	(11)	10
Net cash provided by financing activities	417	2,455
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	14
Net change in cash, cash equivalents and restricted cash	(311)	1,776
Cash, cash equivalents and restricted cash at January 1	659	435
Cash, cash equivalents and restricted cash at March 31	$348	$2,211

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2018	$929	$167	$3,004	$(3,241)	$(258)	$601	$322	$923
Cumulative effect of change in accounting principle			6	3		9	1	10
Net income			90			90	23	113
Other comprehensive income				60		60	1	61
Stock-based compensation		6				6		6
Common stock repurchased		(1)				(1)		(1)
Balance at March 31, 2018	$929	$172	$3,100	$(3,178)	$(258)	$765	$347	$1,112

Balance at January 1, 2019	$929	$186	$3,449	$(3,374)	$(253)	$937	$349	$1,286
Net income			103			103	28	131
Other comprehensive income				85		85		85
Dividends paid to noncontrolling interests						—	(9)	(9)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		8				8		8
Common stock issued		2				2		2
Common stock repurchased		(1)				(1)		(1)
Balance at March 31, 2019	$929	$194	$3,552	$(3,289)	$(252)	$1,134	$368	$1,502

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2019 and the results of its operations for the three months ended March 31, 2019 and 2018 and of its cash flows for the three months ended March 31, 2019 and 2018. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

B.	Accounting and Reporting Developments

Recently Adopted Accounting Standards
In February 2016, the FASB issued new guidance on lease accounting. Under the new guidance, lease classification criteria and income statement recognition are similar to previous guidance; however, all leases with a term longer than one year are recorded on the balance sheet through a right-of-use asset and a corresponding lease liability. The Company adopted the standard on a modified retrospective basis on January 1, 2019. In addition, the Company elected the package of practical expedients, which allowed the Company to carryforward its historical assessments of whether contracts are or contain leases, lease classification and initial direct costs. Adoption of this standard resulted in the recording of operating right-of-use assets and corresponding operating lease liabilities of approximately $220. Finance leases were already recorded on the balance sheet under the previous guidance in current and long-term maturities of long-term debt. Upon adoption of this standard $5 was reclassified to accrued liabilities and $24 was reclassified to other non-current liabilities. The Company reclassified prior period amounts to conform to the current year presentation. See Note C for further information on the Company's lease arrangements.

In February 2018, the FASB issued new accounting guidance to permit the reclassification from accumulated other comprehensive earnings to retained earnings of stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Company adopted the guidance on January 1, 2019 and elected not to reclassify stranded tax effects resulting from the Tax Act.

Recently Issued Accounting Standards

In June 2016, the FASB issued new guidance on the accounting for credit losses on financial instruments. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This guidance is effective for the Company on January 1, 2020. The Company is currently evaluating the impact of adopting this standard.

Crown Holdings, Inc.

C.     Leases

The Company has operating and finance leases for land and buildings related to certain manufacturing facilities, warehouses and corporate offices, vehicle fleets and certain office and manufacturing equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company's lease terms include options to extend the lease when it is reasonably certain that the Company will exercise the option. Variable lease payment amounts that cannot be determined at commencement of the lease, such as increases in index rates, are not included in the measurement of the lease liabilities and corresponding right-of-use assets and are recognized in the period those payments are incurred. The Company separates lease and non-lease components of lease arrangements and allocates contract consideration based on standalone selling prices. Variable consideration is allocated to the lease and non-lease components to which the variable payments specifically relate to. The discount rate implicit within the Company's leases is often not determinable and therefore the Company generally uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined based on lease term and currency in which lease payments are made. The Company's leases do not contain any material residual value guarantees or material restrictive covenants. At March 31, 2019, the Company does not have material lease commitments that have not commenced.
The components of lease expense were as follows:

Three months ended March 31, 2019
Operating lease costs:
Operating lease cost	$13
Short-term lease cost	2
Total operating lease costs	$15

Finance lease cost:
Amortization of right-of-use assets	$1

Variable operating lease costs and interest on finance lease liabilities were less than $1 for the three months ended March 31, 2019.
Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14
Financing cash flows from finance leases	14
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5
Operating cash flows from finance leases were less than $1 for the three months ended March 31, 2019.
Supplemental balance sheet information related to leases was as follows:

Crown Holdings, Inc.

March 31, 2019
Operating Leases:
Operating lease right-of-use assets	$213

Current portion of operating lease liabilities	$47
Non-current portion of operating lease liabilities	167
Total operating lease liabilities	$214
Finance leases:
Property, plant and equipment	$28
Accumulated depreciation	(2)
Property, plant and equipment, net	$26

Accrued liabilities	$2
Other non-current liabilities	13
Total finance lease liabilities	$15

Weighted average remaining lease term:
Operating leases	9.6 years
Finance leases	7.6 years
Weighted average discount rate:
Operating leases	4.2%
Finance leases	3.7%
Maturities of lease liabilities as of March 31, 2019 were as follows:

	Operating Leases	Finance Leases
2019	$43	$2
2020	42	3
2021	32	2
2022	24	2
2023	20	2
Thereafter	115	6
Total lease payments	276	17
Less imputed interest	(62)	(2)
Total	$214	$15
Maturities of lease liabilities as of December 31, 2018 were as follows:

	Operating Leases	Finance Leases
2019	$54	$5
2020	42	5
2021	34	5
2022	26	4
2023	21	4
Thereafter	117	6
Total lease payments	$294	$29

Crown Holdings, Inc.

D.     Acquisition of Signode

On April 3, 2018, the Company completed its acquisition of Signode Industrial Group Holdings (Bermuda) Ltd. (“Signode”), a leading global provider of transit packaging systems and solutions, thereby broadening and diversifying its customer base and product offerings. The Company paid a purchase price of $3.9 billion.

The company finalized its purchase accounting for the Signode acquisition in the first quarter of 2019. There were no material adjustments to the preliminary valuation of identifiable assets acquired and liabilities assumed as compared to the amounts disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

E.     Revenue

For the three months ended March 31, 2019 and 2018, the Company recognized revenue of $1,365 and $1,428 over time and $1,390 and $769 at a point in time. See Note S for further disaggregation of the Company's revenue. The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
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
Contract assets and liabilities are reported in a net position on a contract-by-contract basis. Net contract assets were as follows:

	March 31, 2019	December 31, 2018
Contract assets included in prepaid and other current assets	$20	$16
Contract liabilities included in accrued liabilities	(3)	(3)
Contract liabilities included in other non-current liabilities	(4)	(5)
Net contract asset	$13	$8

During the three months ended March 31, 2018, the Company recognized revenue of $1 related to contract liabilities at December 31, 2018 for performance obligations satisfied during the period.

F.	Receivables

	March 31, 2019	December 31, 2018
Accounts receivable	$1,330	$1,303
Less: allowance for doubtful accounts	(64)	(65)
Net trade receivables	1,266	1,238
Unbilled receivables	217	181
Miscellaneous receivables	203	183
Receivables, net	$1,686	$1,602

Crown Holdings, Inc.

G.	Inventories
Inventories are stated at the lower of cost or market, with cost for U.S. inventories principally determined under the first-in, first-out (“FIFO”) method. Non-U.S. inventories are principally determined under the FIFO or average cost method.

	March 31, 2019	December 31, 2018
Raw materials and supplies	$959	$937
Work in process	167	144
Finished goods	725	609
	$1,851	$1,690

H.	Restricted Cash

Restricted cash included in the Company's Consolidated Balance Sheets was as follows:

	March 31, 2019	December 31, 2018
Restricted cash included in prepaid expenses and other current assets	40	45
Restricted cash included in other non-current assets	7	7
Total restricted cash	$47	$52

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

I.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	March 31, 2019			December 31, 2018
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,607	$(236)	$1,371	$1,615	$(206)	$1,409
Trade names	541	(23)	518	547	(17)	530
Technology	158	(23)	135	160	(18)	142
Long term supply contracts	146	(40)	106	143	(37)	106
Patents	$14	$(8)	$6	$14	$(8)	$6
	$2,466	$(330)	$2,136	$2,479	$(286)	$2,193

Total amortization expense of intangible assets was $47 and $11 for the three months ended March 31, 2019 and 2018.

J.	Restructuring and Other

The Company recorded restructuring and other charges / (benefits) as follows:

	Three Months Ended
	March 31,
	2019	2018
Asset impairments and sales	$4	$7
Restructuring	9	3
Transaction costs	—	3
Other income	(9)	—
	$4	$13

Crown Holdings, Inc.

For the three months ended March 31, 2019, asset impairments and sales included an impairment charge of $6 related to a fire at a production facility in Asia and restructuring included a charge of $8 related to headcount reductions across the Company's European Division.

Other income related to a favorable court ruling in a lawsuit brought by one of the Company's Brazilian subsidiaries claiming it was overcharged by the local tax authorities for indirect taxes paid in prior years. Certain other Brazilian subsidiaries of the Company have similar suits pending in other jurisdictions.

At March 31, 2019, the Company had restructuring accruals of $25, primarily related to current and prior year actions to reduce manufacturing capacity and headcount in its European businesses. The Company expects to pay these amounts over the next twelve months. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

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

Crown Holdings, Inc.

During the three months ended March 31, 2019, the Company paid $1 to settle outstanding claims and had claims activity as follows:

Beginning claims	56,000
New claims	500
Settlements or dismissals	(500)
Ending claims	56,000

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2018, the Company's outstanding claims were:

Claimants alleging first exposure after 1964	16,500
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000
Pennsylvania	1,500
Other states that have enacted asbestos legislation	6,000
Other states	19,000
Total claims outstanding	56,000

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2019.

As of March 31, 2019, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $292, including $244 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 81% of the claims outstanding at the end of 2018), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease,

Crown Holdings, Inc.

whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

At March 31, 2019, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

M.	Derivative and Other Financial Instruments

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

Fair value disclosures for financial assets and liabilities that were accounted for at fair value on a recurring basis are provided later in this note. In addition, see Note N for fair value disclosures related to debt.

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

Crown Holdings, Inc.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2019 mature between one and thirty-six months.

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

	Amount of gain/(loss)
	recognized in OCI
	Three Months Ended
	March 31,
Derivatives in cash flow hedges	2019	2018
Foreign exchange	$(4)	$(3)
Commodities	10	(23)
	$6	$(26)

	Amount of gain/
	(loss) reclassified from
	AOCI into income
	Three Months Ended
	March 31,		Affected line items in the
Derivatives in cash flow hedges	2019	2018	Statement of Operations
Foreign exchange	$(1)	$—	Net sales
Commodities	3	(2)	Net sales
Foreign exchange	—	—	Cost of products sold
Commodities	(10)	10	Cost of products sold
	(8)	8	Income before taxes
	2	(2)	Provision for income taxes
	$(6)	$6	Net Income

For the twelve-month period ending March 31, 2020, a net loss of $12 ($10, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the three months ended March 31, 2019 and 2018 in connection with anticipated transactions that were no longer considered probable.

Fair Value Hedges and Contracts Not Designated as Hedges

The Company designates certain derivative financial instruments as fair value hedges of recognized foreign-denominated assets and liabilities, generally trade accounts receivable and payable and unrecognized firm commitments. The notional values and

Crown Holdings, Inc.

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

For the three months ended March 31, 2019, the Company recorded a gain of less than $1 from foreign exchange contracts designated as fair value hedges. For the three months ended March 31, 2018, the Company recorded a loss of less than $1 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain/
	(loss) recognized in
	income on derivative
	Three Months Ended
	March 31,		Affected line item in the
Derivatives not designated as hedges	2019	2018	Statement of Operations
Foreign exchange	$(1)	$—	Net sales
Foreign exchange	1	1	Cost of products sold
Foreign exchange	(15)	5	Foreign exchange
	$(15)	$6

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three months ended March 31, 2019 and 2018, the Company recorded a gain of $28 ($28, net of tax) and a loss of $35 ($31, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of March 31, 2019 and December 31, 2018, cumulative losses of $31 and $59 ($8 and $36, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges. As of March 31, 2019, the carrying amount of the hedged net investment was approximately €1,178 ($1,322 at March 31, 2019).

In January 2018, the Company entered into a series of cross-currency swaps with an aggregate notional of $875 (€718). The swaps were designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contracts, the Company received semi-annual fixed U.S. dollar payments at a rate of 4.75% of the U.S. notional value and paid 2.50% on the euro notional value. The Company settled these swaps in November 2018.

In November 2018, the Company entered into a series of cross-currency swaps with an aggregate notional value of $875 (€768). The swaps are designated as hedges of the Company's net investment in a euro-based subsidiary. Under the cross-currency contracts, the Company receives semi-annual fixed U.S. dollar payments at a rate of 4.75% of the U.S. notional value and pays 1.84% on the euro notional value.

Gains or losses on net investment hedges remain in accumulated other comprehensive income until disposal of the underlying assets.

The following tables set forth the impact on OCI from changes in the fair value of derivative instruments designated as net investment hedges.

Crown Holdings, Inc.

	Amount of gain/(loss)
	recognized in OCI
	Three months ended
	March 31,
Derivatives designated as net investment hedges	2019	2018
Foreign exchange	$26	$(28)

Gains and losses representing components excluded from the assessment of effectiveness on derivatives designated as net investment hedges are recognized in accumulated other comprehensive income.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	March 31, 2019	December 31, 2018	Balance Sheet classification	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$7	$6	Accrued liabilities	$10	$5
	Other non-current assets	1	3	Other non-current liabilities	—	1
Foreign exchange contracts fair value	Other current assets	1	1	Accrued liabilities	—	1
Commodities contracts cash flow	Other current assets	14	16	Accrued liabilities	23	42
	Other non-current assets	2	2	Other non-current liabilities	2	6
Net investment hedge	Other non-current assets	34	15	Other non-current liabilities	—	—
		$59	$43		$35	$55
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$5	$4	Accrued liabilities	$9	$4
	Other non-current assets	2	—	Other non-current liabilities	1	—
		$7	$4		$10	$4

Total derivatives		$66	$47		$45	$59

Crown Holdings, Inc.

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged
	assets/(liabilities)
	March 31, 2019	December 31, 2018
Line item in the Balance Sheet in which the hedged item is included
Cash and cash equivalents	$6	$1
Receivables, net	13	15
Accounts payable	(64)	(13)

As of March 31, 2019, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities were a gain of $1. As of December 31, 2018, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities were less than $1.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at March 31, 2019
Derivative assets	$66	$17	$49
Derivative liabilities	45	17	28

Balance at December 31, 2018
Derivative assets	47	19	28
Derivative liabilities	59	19	40

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 were:

	March 31, 2019	December 31, 2018
Derivatives in cash flow hedges:
Foreign exchange	$686	$820
Commodities	416	428
Derivatives in fair value hedges:
Foreign exchange	115	74
Derivatives not designated as hedges:
Foreign exchange	745	796

Crown Holdings, Inc.

N.	Debt

The Company's outstanding debt was as follows:

	March 31, 2019		December 31, 2018
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$125	$125	$89	$89

Long-term debt
Senior secured borrowings:
Revolving credit facilities	687	687	—	—
Term loan facilities
U.S. dollar at LIBOR + 1.75% due 2022	810	806	815	810
U.S. dollar at LIBOR + 2.00% due 2025	617	607	887	864
Euro at EURIBOR + 1.75% due 2022[1]	293	293	301	301
Euro at EURIBOR + 2.375% due 2025[2]	835	823	855	846
Senior notes and debentures:
€650 at 4.0% due 2022	729	724	745	740
U. S. dollar at 4.50% due 2023	1,000	994	1,000	993
€335 at 2.25% due 2023	376	371	384	380
€600 at 2.625% due 2024	673	667	688	682
€600 at 3.375% due 2025	673	667	688	681
U.S. dollar at 4.25% due 2026	400	394	400	394
U.S. dollar at 4.75% due 2026	875	863	875	863
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	561	553	573	566
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	60	60	66	66
Total long-term debt	8,979	8,897	8,667	8,574
Less current maturities	(83)	(83)	(81)	(81)
Total long-term debt, less current maturities	$8,896	$8,814	$8,586	$8,493

(1) €261 and €263 at March 31, 2019 and December 31, 2018
(2) €744 and €746 at March 31, 2019 and December 31, 2018

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $9,299 at March 31, 2019 and $8,735 at December 31, 2018.

Crown Holdings, Inc.

O.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
Pension benefits – U.S. plans	2019	2018
Service cost	$5	$4
Interest cost	13	12
Expected return on plan assets	(18)	(21)
Recognized net loss	14	12
Net periodic cost	$14	$7

	Three Months Ended
	March 31,
Pension benefits – Non-U.S. plans	2019	2018
Service cost	$4	$7
Interest cost	19	19
Expected return on plan assets	(35)	(40)
Curtailment gain	(14)	—
Recognized prior service credit	—	(3)
Recognized net loss	10	11
Net periodic benefit	$(16)	$(6)

	Three Months Ended
	March 31,
Other postretirement benefits	2019	2018
Service cost	$—	$—
Interest cost	1	1
Recognized prior service credit	(9)	(9)
Recognized net loss	1	1
Net periodic benefit	$(7)	$(7)

In the three months ended March 31, 2019, the Company recorded a curtailment gain to recognize prior service credits that were previously recorded in accumulated other comprehensive income in connection with the closure of a non-U.S. defined benefit pension plan. Additionally, the Company may incur future settlement charges in 2019 related to the payment of lump sum buy-outs to settle certain pension obligations using plan assets.

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

Crown Holdings, Inc.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended
Details about accumulated other	March 31,		Affected line item in the
comprehensive income components	2019	2018	statement of operations
Actuarial losses	$25	$24	Other pension and postretirement
Prior service credit	(23)	(12)	Other pension and postretirement
	2	12	Income before taxes
	(1)	(1)	Provision for income taxes
Total reclassified	$1	$11	Net income

P.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2018	$(1,583)	$(1,681)	$23	$(3,241)
Cumulative effect of change in accounting principle	—	—	3	3
Other comprehensive income before reclassifications	—	81	(26)	55
Amounts reclassified from accumulated other comprehensive income	11	—	(6)	5
Other comprehensive income (loss)	11	81	(29)	63
Balance at March 31, 2018	$(1,572)	$(1,600)	$(6)	$(3,178)

Balance at January 1, 2019	$(1,533)	$(1,817)	$(24)	$(3,374)
Other comprehensive income before reclassifications	13	59	6	78
Amounts reclassified from accumulated other comprehensive income	1	—	6	7
Other comprehensive income	14	59	12	85
Balance at March 31, 2019	$(1,519)	$(1,758)	$(12)	$(3,289)

See Note M and Note O for further details of amounts reclassified from accumulated other comprehensive income related to cash flow hedges and defined benefit plans.

Crown Holdings, Inc.

Q.	Stock-Based Compensation

A summary of restricted and deferred stock transactions during the three months ended March 31, 2019 is as follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2019	2,142,743
Awarded:
Time-vesting shares	108,525
Performance-based shares	202,876
Released:
Time-vesting shares	(68,923)
Forfeitures:
Time-vesting shares	(12,000)
Performance-based shares	(129,207)
Non-vested stock awards outstanding at March 31, 2019	2,244,014

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

The weighted average grant-date fair values of awards issued during the three months ended March 31, 2019 were $43.07 for the time-vesting stock awards and $46.08 for the performance-based stock awards.

The fair value of the performance-based shares subject to a market condition awarded in 2019 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 21.4%, an expected term of three years, and a weighted average risk-free interest rate of 2.45%.

As of March 31, 2019, unrecognized compensation cost related to outstanding non-vested stock awards was $76. The weighted average period over which the expense is expected to be recognized is 3.3 years. The aggregate market value of the shares released on the vesting dates was $3 for the three months ended March 31, 2019.

Crown Holdings, Inc.

R.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended
	March 31,
	2019	2018
Net income attributable to Crown Holdings	$103	$90
Weighted average shares outstanding:
Basic	133.8	133.5
Dilutive stock options and restricted stock	0.6	0.3
Diluted	134.4	133.8
Basic earnings per share	$0.77	$0.67
Diluted earnings per share	$0.77	$0.67

For the three months ended March 31, 2019, and 2018, there were 0.2 million contingently issuable common shares excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

S.	Segment Information

The Company evaluates performance and allocates resources based on segment income, which is not a defined term under GAAP. The Company defines segment income as income from operations adjusted to exclude intangibles amortization charges, provisions for asbestos and restructuring and other and the impact of fair value adjustments related to the sale of inventory acquired in an acquisition.

Segment income should not be considered in isolation or as a substitute for net income prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about the Company's operating segments.

	External Sales
	Three Months Ended
	March 31,
	2019	2018
Americas Beverage	$788	$758
European Beverage	339	371
European Food	423	428
Asia Pacific	321	337
Transit Packaging	569	—
Total reportable segments	2,440	1,894
Non-reportable segments	315	303
Total	$2,755	$2,197

The primary sources of revenue included in non-reportable segments are the Company's food can and closures business in North America, aerosol can businesses in North America and Europe, its promotional packaging business in Europe and its tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales
	Three Months Ended
	March 31,
	2019	2018
Americas Beverage	$4	$10
European Beverage	1	—
European Food	18	22
Transit Packaging	3	—
Total reportable segments	26	32
Non-reportable segments	26	27
Total	$52	$59

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income
	Three Months Ended
	March 31,
	2019	2018
Americas Beverage	$113	$98
European Beverage	39	55
European Food	48	56
Asia Pacific	45	44
Transit Packaging	73	—
Total reportable segments	$318	$253

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended
	March 31,
	2019	2018
Segment income of reportable segments	$318	$253
Segment income of non-reportable segments	36	31
Corporate and unallocated items	(39)	(39)
Restructuring and other	(4)	(13)
Amortization of intangibles	(47)	(11)
Accelerated depreciation	(2)	—
Other pension and postretirement	18	17
Loss from early extinguishments of debt	(6)	—
Interest expense	(98)	(74)
Interest income	3	6
Foreign exchange	(1)	(18)
Income before income taxes	$178	$152

For the three months ended March 31, 2019, and 2018, intercompany profits of $1 were eliminated within segment income of non-reportable segments.

Corporate and unallocated items includes corporate and division administrative costs, technology costs and fair value adjustments for the sale of inventory acquired in an acquisition.

Crown Holdings, Inc.

T.	Condensed Combining Financial Information

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

The following condensed combining financial statements:
•statements of comprehensive income for the three months ended March 31, 2019 and 2018,
•balance sheets as of March 31, 2019 and December 31, 2018, and
•statements of cash flows for the three months ended March 31, 2019 and 2018 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$2,755		$2,755
Cost of products sold, excluding depreciation and amortization			2,210		2,210
Depreciation and amortization			122		122
Selling and administrative expense		$1	156		157
Restructuring and other			4		4
Income from operations	—	(1)	263		262
Loss from early extinguishments of debt			6		6
Other pension and postretirement		2	(20)		(18)
Net interest expense		18	77		95
Foreign exchange			1		1
Income/(loss) before income taxes	—	(21)	199		178
Provision for / (benefit from) income taxes		(4)	52		48
Equity earnings / (loss) in affiliates	$103	104	1	$(207)	1
Net income	103	87	148	(207)	131
Net income attributable to noncontrolling interests			(28)		(28)
Net income attributable to Crown Holdings	$103	$87	$120	$(207)	$103

Total comprehensive income	$188	$170	$233	$(375)	$216
Comprehensive income attributable to noncontrolling interests			(28)		(28)
Comprehensive income attributable to Crown Holdings	$188	$170	$205	$(375)	$188

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

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$301		$301
Receivables, net		$9	1,677		1,686
Inventories			1,851		1,851
Prepaid expenses and other current assets	$2	1	183		186
Total current assets	2	10	4,012		4,024

Intercompany debt receivables			3,562	$(3,562)	—
Investments	3,647	3,950		(7,597)	—
Goodwill			4,418		4,418
Intangible assets, net			2,136		2,136
Property, plant and equipment, net			3,734		3,734
Operating lease right-of-use assets, net			213		213
Other non-current assets		147	685		832
Total	$3,649	$4,107	$18,760	$(11,159)	$15,357

Liabilities and equity
Current liabilities
Short-term debt			$125		$125
Current maturities of long-term debt			83		83
Current portion of operating lease liabilities			47		47
Accounts payable			2,223		2,223
Accrued liabilities	$8	$34	822		864
Total current liabilities	8	34	3,300		3,342

Long-term debt, excluding current maturities		388	8,426		8,814
Long-term intercompany debt	2,507	1,055		$(3,562)	—
Non-current portion of operating lease liabilities			167		167
Postretirement and pension liabilities			671		671
Other non-current liabilities		325	536		861
Commitments and contingent liabilities
Noncontrolling interests			368		368
Crown Holdings shareholders’ equity/(deficit)	1,134	2,305	5,292	(7,597)	1,134
Total equity/(deficit)	1,134	2,305	5,660	(7,597)	1,502
Total	$3,649	$4,107	$18,760	$(11,159)	$15,357

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$607		$607
Receivables, net		$9	1,593		1,602
Inventories			1,690		1,690
Prepaid expenses and other current assets	$1	1	178		180
Total current assets	1	10	4,068		4,079

Intercompany debt receivables			3,561	$(3,561)	—
Investments	$3,458	$3,764		(7,222)	—
Goodwill			4,442		4,442
Intangible assets, net			2,193		2,193
Property, plant and equipment, net			3,745		3,745
Other non-current assets		156	647		803
Total	$3,459	$3,930	$18,656	$(10,783)	$15,262

Liabilities and equity
Current liabilities
Short-term debt			$89		$89
Current maturities of long-term debt			81		81
Accounts payable			2,732		2,732
Accrued liabilities	$14	$30	967		1,011
Total current liabilities	14	30	3,869		3,913

Long-term debt, excluding current maturities		388	8,105		8,493
Long-term intercompany debt	2,508	1,053		$(3,561)	—
Postretirement and pension liabilities			683		683
Other non-current liabilities		325	562		887
Commitments and contingent liabilities
Noncontrolling interests			349		349
Crown Holdings shareholders’ equity/(deficit)	937	2,134	5,088	(7,222)	937
Total equity/(deficit)	937	2,134	5,437	(7,222)	1,286
Total	$3,459	$3,930	$18,656	$(10,783)	$15,262

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$—	$(2)	$(662)	$(2)	$(666)
Cash flows from investing activities
Capital expenditures			(75)		(75)
Proceeds from sale of property, plant and equipment			5		5
Net investment hedge			6		6
Net cash provided by/(used for) investing activities	—		(64)	—	(64)
Cash flows from financing activities
Payments of long-term debt			(281)		(281)
Net change in revolving credit facility and short-term debt			731		731
Net change in long-term intercompany balances	(1)	2	(2)		(1)
Payments of finance leases			(14)		(14)
Common stock issued	2				2
Common stock repurchased	(1)				(1)
Dividends paid			(2)	2	—
Dividend paid to noncontrolling interests			(9)		(9)
Foreign exchange derivatives related to debt			(11)		(11)
Net cash provided by/(used for) financing activities	—	2	412	2	416
Effect of exchange rate changes on cash, cash equivalents and restricted cash			2		2
Net change in cash, cash equivalents and restricted cash	—	—	(312)	—	(312)
Cash, cash equivalents and restricted cash at January 1			659		659
Cash, cash equivalents and restricted cash at March 31	$—	$—	$347	$—	$347

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(22)	$(21)	$(708)	$—	$(751)
Cash flows from investing activities
Capital expenditures			(92)		(92)
Beneficial interests in transferred receivables			175		175
Foreign exchange derivatives related to acquisitions			(25)		(25)
Net cash provided by/(used for) investing activities	—		58	—	58
Cash flows from financing activities
Proceeds from long-term debt			1,912		1,912
Payments of long-term debt			(13)		(13)
Net change in revolving credit facility and short-term debt			576		576
Net change in long-term intercompany balances	23	21	(44)		—
Debt issue costs			(29)		(29)
Common stock repurchased	(1)				(1)
Foreign exchange derivatives related to debt			10		10
Net cash provided by/(used for) financing activities	22	21	2,412	—	2,455
Effect of exchange rate changes on cash, cash equivalents and restricted cash			14		14
Net change in cash, cash equivalents and restricted cash	—	—	1,776	—	1,776
Cash, cash equivalents and restricted cash at January 1			435		435
Cash, cash equivalents and restricted cash at March 31	$—	$—	$2,211	$—	$2,211

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three months ended March 31, 2019 and 2018,

•	balance sheets as of March 31, 2019 and December 31, 2018, and

•	statements of cash flows for the three months ended March 31, 2019 and 2018 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$892	$1,979	$(116)	$2,755
Cost of products sold, excluding depreciation and amortization			740	1,586	(116)	2,210
Depreciation and amortization			35	87		122
Selling and administrative expense		$3	66	88		157
Restructuring and other				4		4
Income from operations	—	(3)	51	214		262
Loss from early extinguishments of debt		6				6
Other pension and postretirement			(5)	(13)		(18)
Net interest expense		19	33	43		95
Technology royalty			(9)	9		—
Foreign exchange		(34)		1	34	1
Income/(loss) before income taxes	—	6	32	174	(34)	178
Provision for / (benefit from) income taxes		2	8	46	(8)	48
Equity earnings / (loss) in affiliates	$103	63	62		(227)	1
Net income	103	67	86	128	(253)	131
Net income attributable to noncontrolling interests				(28)		(28)
Net income attributable to Crown Holdings	$103	$67	$86	$100	$(253)	$103

Total comprehensive income	$188	$73	$169	$193	$(407)	$216
Comprehensive income attributable to noncontrolling interests				(28)		(28)
Comprehensive income attributable to Crown Holdings	$188	$73	$169	$165	$(407)	$188

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$602	$1,692	$(97)	$2,197
Cost of products sold, excluding depreciation and amortization			520	1,385	(97)	1,808
Depreciation and amortization			11	54		65
Selling and administrative expense		$2	33	55		90
Restructuring and other		3	2	8		13
Income from operations		(5)	36	190		221
Other pension and postretirement			(5)	(12)		(17)
Net interest expense		23	21	24		68
Technology royalty			(11)	11		—
Foreign exchange		56	(1)	19	(56)	18
Income/(loss) before income taxes		(84)	32	148	56	152
Provision for / (benefit from) income taxes		(20)	9	37	13	39
Equity earnings / (loss) in affiliates	$90	56	55		(201)	—
Net income	90	(8)	78	111	(158)	113
Net income attributable to noncontrolling interests				(23)		(23)
Net income attributable to Crown Holdings	$90	$(8)	$78	$88	$(158)	$90

Total comprehensive income	$150	$(7)	$47	$214	$(230)	$174
Comprehensive income attributable to noncontrolling interests				(24)		(24)
Comprehensive income attributable to Crown Holdings	$150	$(7)	$47	$190	$(230)	$150

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of March 31, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$28	$5	$268		$301
Receivables, net		4	194	1,488		1,686
Intercompany receivables			30	17	$(47)	—
Inventories			565	1,286		1,851
Prepaid expenses and other current assets	$2	2	24	158		186
Total current assets	2	34	818	3,217	(47)	4,024

Intercompany debt receivables		3,004	3,368	12	(6,384)	—
Investments	3,647	2,720	1,394		(7,761)	—
Goodwill			1,178	3,240		4,418
Intangible assets, net			880	1,256		2,136
Property, plant and equipment, net		1	701	3,032		3,734
Operating lease right-of-use assets, net		4	74	135		213
Other non-current assets		46	189	597		832
Total	$3,649	$5,809	$8,602	$11,489	$(14,192)	$15,357

Liabilities and equity
Current liabilities
Short-term debt				$125		$125
Current maturities of long-term debt		$42		41		83
Current portion of operating lease liabilities			$18	29		47
Accounts payable			630	1,593		2,223
Accrued liabilities	$8	24	137	695		864
Intercompany payables			17	30	$(47)	—
Total current liabilities	8	66	802	2,513	(47)	3,342

Long-term debt, excluding current maturities		3,372	1,004	4,438		8,814
Long-term intercompany debt	2,507	739	3,057	81	(6,384)	—
Non-current portion of operating lease liabilities		4	58	105		167
Postretirement and pension liabilities			416	255		671
Other non-current liabilities			318	543		861
Commitments and contingent liabilities
Noncontrolling interests				368		368
Crown Holdings shareholders’ equity/(deficit)	1,134	1,628	2,947	3,186	(7,761)	1,134
Total equity/(deficit)	1,134	1,628	2,947	3,554	(7,761)	1,502
Total	$3,649	$5,809	$8,602	$11,489	$(14,192)	$15,357

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$117	$19	$471		$607
Receivables, net		4	182	1,416		1,602
Intercompany receivables			33	13	$(46)	—
Inventories			485	1,205		1,690
Prepaid expenses and other current assets	$1	1	17	161		180
Total current assets	1	122	736	3,266	(46)	4,079

Intercompany debt receivables		2,577	3,449	12	(6,038)	—
Investments	$3,458	2,657	1,248		(7,363)	—
Goodwill			1,178	3,264		4,442
Intangible assets, net			901	1,292		2,193
Property, plant and equipment, net		1	693	3,051		3,745
Other non-current assets		29	192	582		803
Total	$3,459	$5,386	$8,397	$11,467	$(13,447)	$15,262

Liabilities and equity
Current liabilities
Short-term debt				$89		$89
Current maturities of long-term debt		$37		44		81
Accounts payable			$725	2,007		2,732
Accrued liabilities	$14	49	144	804		1,011
Intercompany payables			13	33	$(46)	—
Total current liabilities	14	86	882	2,977	(46)	3,913

Long-term debt, excluding current maturities		2,999	1,274	4,220		8,493
Long-term intercompany debt	2,508	746	2,700	84	(6,038)	—
Postretirement and pension liabilities			432	251		683
Other non-current liabilities			332	555		887
Commitments and contingent liabilities
Noncontrolling interests				349		349
Crown Holdings shareholders’ equity/(deficit)	937	1,555	2,777	3,031	(7,363)	937
Total equity/(deficit)	937	1,555	2,777	3,380	(7,363)	1,286
Total	$3,459	$5,386	$8,397	$11,467	$(13,447)	$15,262

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$—	$(31)	$(154)	$(473)	$(8)	$(666)
Cash flows from investing activities
Capital expenditures			(16)	(59)		(75)
Proceeds from sale of property, plant and equipment			1	4		5
Net investment hedge		6				6
Net cash provided by/(used for) investing activities	—	6	(15)	(55)	—	(64)
Cash flows from financing activities
Payments of long-term debt		(5)	(270)	(6)		(281)
Net change in revolving credit facility and short-term debt		375		356		731
Net change in long-term intercompany balances	(1)	(434)	438	(3)		—
Payments of finance leases			(13)	(1)		(14)
Common stock issued	2					2
Common stock repurchased	(1)					(1)
Dividends paid				(8)	8	—
Dividends paid to noncontrolling interests				(9)		(9)
Foreign exchange derivatives related to debt				(11)		(11)
Net cash provided by/(used for) financing activities	—	(64)	155	318	8	417
Effect of exchange rate changes on cash, cash equivalents and restricted cash				2		2
Net change in cash, cash equivalents and restricted cash	—	(89)	(14)	(208)	—	(311)
Cash, cash equivalents and restricted cash at January 1		117	19	523		659
Cash, cash equivalents and restricted cash at March 31	$—	$28	$5	$315	$—	$348

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(22)	$(29)	$(55)	$(645)		$(751)
Cash flows from investing activities
Capital expenditures			(20)	(72)		(92)
Beneficial interests in transferred receivables				175		175
Foreign exchange derivatives related to acquisitions				(25)		(25)
Net cash provided by/(used for) investing activities	—	—	(20)	78	—	58
Cash flows from financing activities
Proceeds from long-term debt		875		1,037		1,912
Payments of long-term debt		(4)	(1)	(8)		(13)
Net change in revolving credit facility and short-term debt		160		416		576
Net change in long-term intercompany balances	23	(349)	75	251		—
Debt issue costs		(13)		(16)		(29)
Common stock repurchased	(1)					(1)
Foreign exchange derivatives related to debt				10		10
Net cash provided by/(used for) financing activities	22	669	74	1,690	—	2,455
Effect of exchange rate changes on cash, cash equivalents and restricted cash				14		14
Net change in cash, cash equivalents and restricted cash	—	640	(1)	1,137	—	1,776
Cash, cash equivalents and restricted cash at January 1		36	3	396		435
Cash, cash equivalents and restricted cash at March 31	$—	$676	$2	$1,533	$—	$2,211

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2019 compared to 2018 and changes in financial condition and liquidity from December 31, 2018. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, along with the consolidated financial statements and related notes included in and referred to within this report.

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

While the opportunity for organic volume growth in the Company's mature markets is not comparable to that in targeted international growth markets, the Company continues to generate strong returns on invested capital and significant cash flow from these businesses. The Company monitors capacity across all of its businesses and, where necessary, may take action such as closing a plant or reducing headcount to better manage its costs. Any or all of these actions may result in restructuring charges in the future which may be material.

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

Through 2020, the Company's primary capital allocation focus will be to reduce leverage.

Results of Operations

In assessing performance, the key performance measure used by the Company is segment income, a non-GAAP measure generally defined by the Company as income from operations adjusted to exclude intangibles amortization charges, provisions for asbestos and restructuring and other and the impact of fair value adjustments to inventory acquired in an acquisition.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European segments, the Canadian dollar and Mexican peso in the Company's Americas segments and the Chinese renminbi and Malaysian ringgit in the Company's Asia Pacific segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended
	March 31,
	2019	2018
Net sales	$2,755	$2,197

Three months ended March 31, 2019 compared to 2018

Net sales increased primarily due to $569 from Signode, which was acquired in April 2018, and increased beverage and food can sales unit volumes, partially offset by $75 from the impact of foreign currency translation.

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

In January 2018, the Company commenced operations in a new glass bottle facility in Chihuahua, Mexico, to serve the expanding beer market in the northern part of the country. During the fourth quarter of 2019, the Company expects to begin operations at a new one-line beverage can plant in Rio Verde, Brazil.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended
	March 31,
	2019	2018
Net sales	$788	$758
Segment income	113	98

Three months ended March 31, 2019 compared to 2018

Net sales increased primarily due to higher sales unit volumes, including a 7% increase in Brazil, partially offset by $11 from the impact of foreign currency translation.
Segment income increased primarily due to the higher sales unit volumes and start-up costs incurred in 2018 for recent capacity expansions which did not recur in 2019.

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

The first line of a new beverage can plant in Valencia, Spain began operations in October 2018 and the second line began operations in February 2019. The new plant facilitates the conversion from steel to aluminum beverage cans in that region. Additionally, in December 2018, the Company commenced operations at a new plant in Parma, Italy.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended
	March 31,
	2019	2018
Net sales	$339	$371
Segment income	39	55

Three months ended March 31, 2019 compared to 2018

Net sales decreased primarily due to $19 from the impact of foreign currency translation and lower sales unit volumes in the Middle East.
Segment income decreased primarily due to higher costs related to the new beverage can plants in Spain and Italy, lower sales unit volumes in the Middle East and $2 from the impact of foreign currency translation.

European Food

The European Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended
	March 31,
	2019	2018
Net sales	$423	$428
Segment income	48	56

Three months ended March 31, 2019 compared to 2018

Net sales decreased primarily due to $35 from the impact of foreign currency translation partially offset by 7% higher sales unit volumes and the pass-through of higher tinplate costs.
Segment income decreased primarily due to higher operating costs, including energy and labor and $4 from the impact of foreign currency translation.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. Production began at a new beverage can plant in Yangon, Myanmar in July 2018. A third beverage can line at the Phnom Penh, Cambodia plant commenced operations in January 2019. In response to recent market conditions in China, the Company closed its Putian facility in 2018 and its Huizhou facility in early 2019. Following these closures, the Company has three beverage can plants in China with approximately $100 in sales.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended
	March 31,
	2019	2018
Net sales	$321	$337
Segment income	45	44

Three months ended March 31, 2019 compared to 2018

Net sales decreased primarily due to lower sales unit volumes related to the closure of the Putian and Huizhou beverage can facilities and the pass-through of lower raw material costs partially offset by 7% higher sales unit volumes in Southeast Asia.

Segment income was comparable in 2018 and 2019.

Transit Packaging

On April 3, 2018, the Company completed its acquisition of Signode, which is reported as the Company's Transit Packaging segment. The integration of Signode is progressing as planned. Transit Packaging contributed net sales of $569 and segment income of $73 for the three months ended March 31, 2019.

Non-reportable Segments

The Company's non-reportable segments include its North American food can business, its European aerosol can and promotional packaging business, its North American aerosol can business and its tooling and equipment operations in the U.S. and U.K.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended
	March 31,
	2019	2018
Net sales	$315	$303
Segment income	36	31

Three months ended March 31, 2019 compared to 2018

Net sales increased primarily due to 2% higher sales unit volumes and the pass-through of higher tinplate costs in the Company's North America food can business partially offset by lower sales in the Company's equipment operations and $6 from the impact of foreign currency translation.

Segment income increased primarily due to higher sales unit volumes in the Company's North America food can business.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Corporate and Unallocated Expense

	Three Months Ended
	March 31,
	2019	2018
Corporate and unallocated expense	$(39)	$(39)

Corporate and unallocated expenses were comparable for the three months ended March 31, 2019 and 2018.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended March 31, 2019 compared to 2018, cost of products sold (excluding depreciation and amortization) increased from $1,808 to $2,210 primarily due to the impact of the acquisition of Signode partially offset by $61 from the impact of foreign currency translation.

Depreciation and Amortization

For the three months ended March 31, 2019 compared to 2018, depreciation and amortization expense increased from $65 to $122 primarily due to depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisition of Signode.

Selling and Administrative Expense

Selling and administrative expense increased from $90 to $157 for the three months ended March 31, 2019 compared to 2018 primarily due to the impact of the acquisition of Signode.

Interest Expense

For the three months ended March 31, 2019 compared to 2018, interest expense increased from $74 to $98 due to higher outstanding debt from borrowings incurred to finance the Signode acquisition.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended
	March 31
	2019	2018
Income before income taxes	$178	$152
Provision for income taxes	48	39
Effective income tax rate	27%	26%

The Company's effective rate was comparable for the three months ended March 31, 2019 compared to 2018.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2019 compared to 2018, net income attributable to noncontrolling interests increased from $23 to $28 primarily due to higher earnings in the Company's beverage can operations in Brazil.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities decreased from $751 for the three months ended March 31, 2018 to $666 for the three months ended March 31, 2019 primarily due to higher income from operations and changes in working capital partially offset by higher cash used for interest payments during the three months ended March 31, 2019 related to outstanding borrowings incurred to finance the Signode acquisition.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, increased from 37 days at March 31, 2018 to 41 days at March 31, 2019, primarily due to the impact of the Signode acquisition.

Inventory turnover was 69 days at March 31, 2018 compared to 70 days at March 31, 2019. Inventory turnover at March 31, 2019 increased compared to 64 days at December 31, 2018 due to seasonality in the Company's food and beverage can businesses. The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.
Days outstanding for trade payables was 97 days at March 31, 2018 compared to 88 days at March 31, 2019, primarily due to the impact of the Signode acquisition.
Investing Activities

Investing activities provided cash of $58 for the three months ended March 31, 2018 and used cash of $64 for the three months ended March 31, 2019. Investing activities for the three months ended March 31, 2018 included cash collections of $175 related to beneficial interests in transferred receivables. In July 2018, the Company terminated its $200 North American securitization facility, which included a deferred purchase price component, and entered into a new securitization facility which removed the deferred purchase price component but requires the Company to maintain a deposit in a restricted cash account. Proceeds from the new securitization facility are included the receivables line in the Company's Consolidated Statement of Cash Flows.

In 2018, the Company paid $25 for the settlement of a foreign exchange contract related to the Signode acquisition.

The Company currently expects capital expenditures for 2019 to be in the range of $400 to $425.

Financing Activities

Cash provided by financing activities decreased from $2,455 for the three months ended March 31, 2018 to $417 for the three months ended March 31, 2019. In 2018, financing activities primarily included borrowings to finance the Signode acquisition.

Liquidity

As of March 31, 2019, $264 of the Company's $301 of cash and cash equivalents was located outside the U.S. The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $210 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental U.S. taxes on the repatriated funds.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

As of March 31, 2019, the Company had $897 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less borrowings of $687 and $66 of outstanding standby letters of credit. The Company could have borrowed this amount at March 31, 2019 and still been in compliance with its leverage ratio covenants.

Capital Resources

As of March 31, 2019, the Company had approximately $101 of capital commitments primarily related to its Americas Beverage and European Beverage segments. The Company expects to fund these commitments primarily through cash flows generated from operations.

Contractual Obligations

During the three months of 2019, there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which information is incorporated herein by reference.

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form
10-K for the year ended December 31, 2018 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. Updates to the Company's accounting policies related to new accounting pronouncements are included in Note B to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Forward Looking Statements

Statements included herein in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to, in the discussions of asbestos in Note K and commitments and contingencies in Note L to the consolidated financial statements included in this Quarterly Report on Form 10-Q and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which are not historical facts (including any statements concerning plans and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)
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

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations”
under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2019, see Note M to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2019, the Company had $3.4 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $8 million before tax.

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

Crown Holdings, Inc.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding the Company's potential asbestos-related liabilities and other litigation, see Note K entitled “Asbestos-Related Liabilities” and Note L entitled “Commitments and Contingent Liabilities” to the consolidated financial statements within Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1A to Part II in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. The risks described in the Company's Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were no purchases of the Company's equity securities during the three months ended March 31, 2019.

In December 2016, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1 billion of the Company's common stock through the end of 2019. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of March 31, 2019, $669 million of the Company’s outstanding common stock may be repurchased under the program.

There were 21,804 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended March 31, 2019.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2019.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

(a)
Crown Holdings, Inc. (the “Company”) held its Annual Meeting of Shareholders on April 25, 2019 (the “Annual Meeting”). As of March 5, 2019, the record date for the meeting, 135,328,379 shares of Common Stock, par value $5.00 per share, of the Company (“Common Stock”) were issued and outstanding. A quorum of 122,883,457 shares of Common Stock were present or represented at the meeting.

(b) The following individuals were nominated and elected to serve as directors:

John W. Conway, Timothy J. Donahue, Andrea J. Funk, Rose Lee, William G. Little, Hans J. Löliger, James H. Miller, Josef M. Müller, Caesar F. Sweitzer, Jim L. Turner and William S. Urkiel.

Crown Holdings, Inc.

At the Annual Meeting, the Company’s shareholders voted on the four matters below as follows:

1)The Company's shareholders elected the following directors pursuant to the following vote:

Directors	Votes For	Votes Withheld	Broker Non-Vote

John W. Conway	115,108,150	1,888,608	5,886,699

Timothy J. Donahue	116,146,312	850,446	5,886,699

Andrea J. Funk	115,997,619	999,139	5,886,699

Rose Lee	116,216,743	780,015	5,886,699

William G. Little	113,485,429	3,511,329	5,886,699

Hans J. Löliger	114,802,788	2,193,970	5,886,699

James H. Miller	115,768,730	1,228,028	5,886,699

Josef M. Müller	115,995,594	1,001,164	5,886,699

Caesar F. Sweitzer	116,009,053	987,705	5,886,699

Jim L. Turner	114,925,305	2,071,453	5,886,699

William S. Urkiel	114,890,198	2,106,560	5,886,699

2)	The Company's shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December 31, 2019 pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
120,404,287	2,254,412	224,758	—

3)	The Company's shareholders approved by non-binding advisory vote, the resolution on executive compensation (as further described in the Company's 2019 Proxy Statement) pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
113,766,723	2,519,268	710,767	5,886,699

Crown Holdings, Inc.

4)    The Company's shareholders did not approve the shareholder proposal requesting the Board of Directors to adopt a policy for an independent Board Chairman pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
43,899,970	65,723,475	7,373,313	5,886,699

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: April 29, 2019