Form 10-Q/A
period 2019-03-31
CROWN HOLDINGS INC
filed 2019-04-29
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

There were 135,338,696 shares of Common Stock outstanding as of April 26, 2019.

Crown Holdings, Inc.

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report for the period ended March 31, 2019 originally filed with the Securities and Exchange Commission (“SEC”) on April 29, 2019 (the “Form 10-Q”). When filed, Exhibit 32 to the Form 10-Q reflected a clerical error identifying an incorrect periodic report. We are filing this Form 10-Q/A to re-file Exhibit 32 to reference the proper periodic report.

Exhibit 32, “Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002," is being filed with this Amendment No.1. No other information contained in the original filing is amended by this Form 10-Q/A.

Item 6.    Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101*
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

* Previously included with the Form 10-Q for the period ended March 31, 2019, as filed with the Securities and Exchange Commission on April 29, 2019.
** Furnished with this Form 10-Q/A.

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: April 29, 2019

3