Form 10-Q
period 2019-06-30
CROWN HOLDINGS INC
filed 2019-07-29
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ____  TO ____

COMMISSION FILE NUMBER 000-50189
CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania			75-3099507
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

770 Township Line Road	Yardley	PA	19067
(Address of principal executive offices)			(Zip Code)
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

There were 135,527,287 shares of Common Stock outstanding as of July 29, 2019.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2019	2018	2019	2018
Net sales	$3,035	$3,046	$5,790	$5,243
Cost of products sold, excluding depreciation and amortization	2,417	2,466	4,627	4,274
Depreciation and amortization	123	113	245	178
Selling and administrative expense	157	159	314	249
Restructuring and other	(45)	16	(41)	29
Income from operations	383	292	645	513
Loss from early extinguishments of debt	—	—	6	—
Other pension and postretirement	29	(17)	11	(34)
Interest expense	97	103	195	177
Interest income	(4)	(5)	(7)	(11)
Foreign exchange	1	10	2	28
Income before income taxes	260	201	438	353
Provision for income taxes	88	55	136	94
Equity earnings in affiliates	2	1	3	1
Net income	174	147	305	260
Net income attributable to noncontrolling interests	(37)	(15)	(65)	(38)
Net income attributable to Crown Holdings	$137	$132	$240	$222

Earnings per common share attributable to Crown Holdings:
Basic	$1.02	$0.99	$1.79	$1.66
Diluted	$1.02	$0.99	$1.78	$1.66

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$174	$147	$305	$260

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9)	(144)	50	(62)
Pension and other postretirement benefits	33	11	47	22
Derivatives qualifying as hedges	(9)	14	3	(18)
Total other comprehensive income (loss)	15	(119)	100	(58)

Total comprehensive income	189	28	405	202
Net income attributable to noncontrolling interests	(37)	(15)	(65)	(38)
Translation adjustments attributable to noncontrolling interests	—	2	—	1
Derivatives qualifying as hedges attributable to noncontrolling interests	—	1	—	1
Comprehensive income attributable to Crown Holdings	$152	$16	$340	$166

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$342	$607
Receivables, net	1,830	1,602
Inventories	1,837	1,690
Prepaid expenses and other current assets	205	180
Total current assets	4,214	4,079

Goodwill	4,448	4,442
Intangible assets, net	2,106	2,193
Property, plant and equipment, net	3,761	3,745
Operating lease right-of-use assets, net	209	—
Other non-current assets	827	803
Total	$15,565	$15,262

Liabilities and equity
Current liabilities
Short-term debt	$135	$89
Current maturities of long-term debt	88	81
Current portion of operating lease liabilities	47	—
Accounts payable	2,355	2,732
Accrued liabilities	983	1,011
Total current liabilities	3,608	3,913

Long-term debt, excluding current maturities	8,549	8,493
Non-current portion of operating lease liabilities	165	—
Postretirement and pension liabilities	663	683
Other non-current liabilities	880	887
Commitments and contingent liabilities (Note L)
Noncontrolling interests	406	349
Crown Holdings shareholders’ equity	1,294	937
Total equity	1,700	1,286
Total	$15,565	$15,262

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$305	$260
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	245	178
Restructuring and other	(41)	29
Foreign exchange	2	28
Pension expense	40	3
Pension contributions	(9)	(10)
Stock-based compensation	16	11
Changes in assets and liabilities:
Receivables	(228)	(659)
Inventories	(149)	(230)
Accounts payable and accrued liabilities	(433)	(112)
Other, net	25	10
Net cash used for operating activities	(227)	(492)
Cash flows from investing activities
Capital expenditures	(154)	(200)
Acquisition of business, net of cash acquired	—	(3,907)
Beneficial interests in transferred receivables	—	335
Proceeds from sale of property, plant and equipment	11	5
Foreign exchange derivatives related to acquisitions	—	(25)
Net investment hedge	6	—
Net cash used for investing activities	(137)	(3,792)
Cash flows from financing activities
Proceeds from long-term debt	—	4,082
Payments of long-term debt	(305)	(37)
Net change in revolving credit facility and short-term debt	435	201
Payments of finance leases	(14)	—
Debt issue costs	—	(70)
Common stock issued	3	1
Common stock repurchased	(2)	(4)
Contributions from noncontrolling interests	3	—
Dividends paid to noncontrolling interests	(11)	(6)
Foreign exchange derivatives related to debt	(10)	(5)
Net cash provided by financing activities	99	4,162
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(6)
Net change in cash, cash equivalents and restricted cash	(262)	(128)
Cash, cash equivalents and restricted cash at January 1	659	435
Cash, cash equivalents and restricted cash at June 30	$397	$307

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2019	$929	$186	$3,449	$(3,374)	$(253)	$937	$349	$1,286
Net income			103			103	28	131
Other comprehensive income				85		85		85
Dividends paid to noncontrolling interests						—	(9)	(9)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		8				8		8
Common stock issued		2				2		2
Common stock repurchased		(1)				(1)		(1)
Balance at March 31, 2019	$929	$194	$3,552	$(3,289)	$(252)	$1,134	$368	$1,502
Net income			137			137	37	174
Other comprehensive income				15		15		15
Dividends paid to noncontrolling interests						—	(2)	(2)
Contribution from noncontrolling interests						—	3	3
Stock-based compensation		8				8		8
Common stock issued		1				1		1
Common stock repurchased		(1)				(1)		(1)
Balance at June 30, 2019	$929	$202	$3,689	$(3,274)	$(252)	$1,294	$406	$1,700

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2018	$929	$167	$3,004	$(3,241)	$(258)	$601	$322	$923
Cumulative effect of change in accounting principle			6	3		9	1	10
Net income			90			90	23	113
Other comprehensive income				60		60	1	61
Stock-based compensation		6				6		6
Common stock repurchased		(1)				(1)		(1)
Balance at March 31, 2018	$929	$172	$3,100	$(3,178)	$(258)	$765	$347	$1,112
Net income			132			132	15	147
Other comprehensive income				(116)		(116)	(3)	(119)
Dividends paid to noncontrolling interests						—	(6)	(6)
Restricted stock awarded		(5)			5	—		—
Stock-based compensation		5				5		5
Common stock issued		1				1		1
Common stock repurchased		(3)				(3)		(3)
Balance at June 30, 2018	$929	$170	$3,232	$(3,294)	$(253)	$784	$353	$1,137

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2019 and the results of its operations for the three and six months ended June 30, 2019 and 2018 and of its cash flows for the six months ended June 30, 2019 and 2018. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

Recently Issued Accounting Standards

In June 2016, the FASB issued new guidance on the accounting for credit losses on financial instruments. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in operating leases and off-balance-sheet credit exposures. This guidance is effective for the Company on January 1, 2020. The Company is currently evaluating the impact of adopting this standard.

Crown Holdings, Inc.

C.     Leases

The Company has operating and finance leases for land and buildings related to certain manufacturing facilities, warehouses and corporate offices, vehicle fleets and certain office and manufacturing equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company's lease terms include options to extend the lease when it is reasonably certain that the Company will exercise the option. Variable lease payment amounts that cannot be determined at commencement of the lease, such as increases in index rates, are not included in the measurement of the lease liabilities and corresponding right-of-use assets and are recognized in the period those payments are incurred. The Company separates lease and non-lease components of lease arrangements and allocates contract consideration based on standalone selling prices. Variable consideration is allocated to the lease and non-lease components to which the variable payments specifically relate to. The discount rate implicit within the Company's leases is often not determinable and therefore the Company generally uses its incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of the lease payments. The incremental borrowing rate is determined based on lease term and currency in which lease payments are made. The Company's leases do not contain any material residual value guarantees or material restrictive covenants. At June 30, 2019, the Company does not have material lease commitments that have not commenced.
The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease costs:
Operating lease cost	$11	$24
Short-term lease cost	1	3
Total operating lease costs	$12	$27

Finance lease cost:
Amortization of right-of-use assets	$—	$1
Total finance lease costs	$—	$1

Variable operating lease costs were $1 for the three and six months ended June 30, 2019. Interest on finance lease liabilities was less than $1 for the three and six months ended June 30, 2019.
Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27
Financing cash flows from finance leases	14
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13

Operating cash flows from finance leases were less than $1 for the six months ended June 30, 2019.
Supplemental balance sheet information related to leases was as follows:

Crown Holdings, Inc.

June 30, 2019
Operating Leases:
Operating lease right-of-use assets	$209

Current portion of operating lease liabilities	$47
Non-current portion of operating lease liabilities	165
Total operating lease liabilities	$212

Finance leases:
Property, plant and equipment	$29
Accumulated depreciation	(3)
Property, plant and equipment, net	$26

Accrued liabilities	$2
Other non-current liabilities	13
Total finance lease liabilities	$15

Weighted average remaining lease term:
Operating leases	9.8 years
Finance leases	7.3 years
Weighted average discount rate:
Operating leases	4.3%
Finance leases	3.5%

Maturities of lease liabilities as of June 30, 2019 were as follows:

	Operating Leases	Finance Leases
2019	$35	$2
2020	43	3
2021	33	2
2022	25	2
2023	20	2
Thereafter	114	6
Total lease payments	270	17
Less imputed interest	(58)	(2)
Total	$212	$15
Maturities of lease liabilities as of December 31, 2018 were as follows:

	Operating Leases	Finance Leases
2019	$54	$5
2020	42	5
2021	34	5
2022	26	4
2023	21	4
Thereafter	117	6
Total lease payments	$294	$29

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

The following unaudited supplemental pro forma data presents consolidated information as if the acquisition had been completed on January 1, 2017. These amounts were calculated after adjusting Signode's results to reflect interest expense incurred on the debt to finance the acquisition, additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment and intangible assets and fair value adjustments relating to the sale of inventory acquired had been applied from January 1, 2017 and related transaction costs. Signode's results include foreign exchange losses related to pre-acquisition intercompany debt arrangements of $15 for the six months ended June 30, 2018.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Pro forma net sales	$3,046	$5,831
Pro forma net income attributable to Crown Holdings	176	244

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

E.     Revenue

For the three and six months ended June 30, 2019 and 2018, the Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue recognized over time	$1,496	$1,508	$2,861	$2,935
Revenue recognized at a point in time	1,539	1,538	2,929	2,308
Total revenue	$3,035	$3,046	$5,790	$5,243

See Note T for further disaggregation of the Company's revenue.
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

Crown Holdings, Inc.

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
Contract assets and liabilities are reported in a net position on a contract-by-contract basis. Net contract assets were as follows:

	June 30, 2019	December 31, 2018
Contract assets included in prepaid and other current assets	$22	$16
Contract liabilities included in accrued liabilities	(4)	(3)
Contract liabilities included in other non-current liabilities	(3)	(5)
Net contract asset	$15	$8

Contract assets at June 30, 2019, primarily relates to revenue recognized for customized work-in-process inventory in the Company's three-piece food can product businesses.

During the six months ended June 30, 2019, the Company recognized revenue of $1 related to contract liabilities at December 31, 2018 for performance obligations satisfied during the period.

F.	Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$342	$607

Restricted cash included in prepaid expenses and other current assets	$48	$45
Restricted cash included in other non-current assets	7	7
Total restricted cash	$55	$52

Total cash, cash equivalents and restricted cash	$397	$659

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

G.	Receivables

	June 30, 2019	December 31, 2018
Accounts receivable	$1,429	$1,303
Less: allowance for doubtful accounts	(66)	(65)
Net trade receivables	1,363	1,238
Unbilled receivables	245	181
Miscellaneous receivables	222	183
Receivables, net	$1,830	$1,602

Crown Holdings, Inc.

H.	Inventories

Inventories are stated at the lower of cost or market, with cost principally determined under the first-in first-out ("FIFO") or average cost method.

	June 30, 2019	December 31, 2018
Raw materials and supplies	$953	$937
Work in process	178	144
Finished goods	706	609
	$1,837	$1,690

I.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	June 30, 2019			December 31, 2018
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,620	$(269)	$1,351	$1,615	$(206)	$1,409
Trade names	544	(29)	515	547	(17)	530
Technology	159	(29)	130	160	(18)	142
Long term supply contracts	147	(43)	104	143	(37)	106
Patents	14	(8)	6	14	(8)	$6
	$2,484	$(378)	$2,106	$2,479	$(286)	$2,193

Total amortization expense of intangible assets was $47 and $94 and $41 and $52 for the three and six months ended June 30, 2019 and 2018.

J.	Restructuring and Other

The Company recorded restructuring and other charges / (benefits) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Asset impairments and sales	$(9)	$—	$(5)	$7
Restructuring	5	3	14	6
Transaction costs	—	19	—	22
Other income	(41)	(6)	(50)	(6)
	$(45)	$16	$(41)	$29

For the three and six months ended June 30, 2019, other income is related to gains arising from favorable court rulings in lawsuits brought by certain of the Company's Brazilian subsidiaries claiming they were overcharged by the local tax authorities for indirect taxes paid in prior years. For the three and six months ended June 30, 2018, other income included a benefit due to favorable settlement of a litigation matter related to Mivisa that arose prior to acquisition by the Company in 2014.

For the three and six months ended June 30, 2019, asset impairments and sales included gains related to asset sales partially offset by a charge of $6 related to a fire at a production facility in Asia.

For the three and six months ended June 30, 2019, restructuring included a charge of $8 related to headcount reductions in the Company's European Division.

For the three and six months ended June 30, 2018, transaction costs related to the Signode acquisition.

Crown Holdings, Inc.

At June 30, 2019, the Company had restructuring accruals of $21, primarily related to current and prior year actions to reduce manufacturing capacity and headcount in its European businesses. The Company expects to pay these amounts over the next twelve months. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

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

Crown Holdings, Inc.

During the six months ended June 30, 2019, the Company paid $5 to settle outstanding claims and had claims activity as follows:

Beginning claims	56,000
New claims	1,000
Settlements or dismissals	(1,000)
Ending claims	56,000

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

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2018	2017
Total claims	22%	22%
Pre-1964 claims in states without asbestos legislation	41%	41%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2019.

As of June 30, 2019, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $288, including $236 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

At June 30, 2019, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

The Company’s objective in managing exposure to market and interest rate risk is to limit the impact on earnings and cash flow. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk, using sales agreements that permit the pass-through of commodity price and foreign exchange rate risk to customers and borrowing both fixed and floating debt instruments to manage interest rate risk.

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

Crown Holdings, Inc.

recognized in earnings. Any gain or loss which has accumulated in other comprehensive income at the date of the last effectiveness test is reclassified into earnings at the same time of the underlying exposure.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2019 mature between one and thirty-three months.

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

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign currency denominated sales or purchases. The Company manages these risks at the operating unit level. Foreign currency risk is generally hedged with the related commodity price risk.

In June 2019, the Company entered into interest rate swaps to convert $200 of the U.S. dollar term loan facility from floating-rate to a fixed-rate of approximately 1.82%. These interest rate swaps mature in June 2021.

The following tables set forth financial information about the impact on other comprehensive income ("OCI"), accumulated other comprehensive income (“AOCI”) and earnings from changes in the fair value of derivative instruments.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in OCI		recognized in OCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives in cash flow hedges	2019	2018	2019	2018
Foreign exchange	$2	$—	$(2)	$(3)
Commodities	(18)	22	(8)	(2)
	$(16)	$22	$(10)	$(5)

	Amount of gain/		Amount of gain/
	(loss) reclassified from		(loss) reclassified from
	AOCI into income		AOCI into income
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line items in the
Derivatives in cash flow hedges	2019	2018	2019	2018	Statement of Operations
Foreign exchange	$—	$(1)	$(1)	$(1)	Net sales
Commodities	3	(3)	6	(5)	Net sales
Foreign exchange	(1)	(1)	(1)	(1)	Cost of products sold
Commodities	(11)	14	(21)	24	Cost of products sold
	(9)	9	(17)	17	Income before taxes
	2	(3)	4	(5)	Provision for income taxes
Total reclassified	$(7)	$6	$(13)	$12	Net income

For the three and six months ended June 30, 2019, the Company recorded a gain of less than $1 in accumulated other comprehensive loss related to its interest rate swaps.

Crown Holdings, Inc.

For the twelve-month period ending June 30, 2020, a net loss of $22 ($18, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No amounts were reclassified during the six months ended June 30, 2019 and 2018 in connection with anticipated transactions that were no longer considered probable.

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

For the three and six months ended June 30, 2019 and 2018, the Company recorded losses of less than $1 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain/		Pre-tax amount of gain/
	(loss) recognized in income		(loss) recognized in
	on derivative		income on derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item in the
Derivatives not designated as hedges	2019	2018	2019	2018	Statement of Operations
Foreign exchange	$—	$3	$(1)	$3	Net sales
Foreign exchange	—	(3)	1	(2)	Cost of products sold
Foreign exchange	4	(14)	(11)	(9)	Foreign exchange
	$4	$(14)	$(11)	$(8)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and six months ended June 30, 2019, the Company recorded a loss of $19 ($19, net of tax) and a gain of $9 ($9, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. For the three and six months ended June 30, 2018, the Company recorded gains of $48 ($48, net of tax) and $13 ($17, net of tax) in other comprehensive income for these net investment hedges. As of June 30, 2019 and December 31, 2018, cumulative losses of $50 and $59 ($27 and $36, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges. As of June 30, 2019, the carrying amount of the hedged net investment was $1,340 (€1,178 at June 30, 2019).

In January 2018, the Company entered into a series of cross-currency swaps with an aggregate notional value of $875 (€718). The swaps were designated as net investment hedges. Under the cross-currency contracts, the Company received semi-annual fixed U.S. dollar payments at a rate of 4.75% of the U.S. notional value and paid 2.50% on the euro notional value. The Company settled these swaps in November 2018.

Crown Holdings, Inc.

In November 2018, the Company entered into a series of cross-currency swaps with an aggregate notional value of $875 (€768). The swaps are designated as net investment hedges. Under the cross-currency contracts, the Company receives semi-annual fixed U.S. dollar payments at a rate of 4.75% of the U.S. notional value and pays 1.84% on the euro notional value.

In May 2019, the Company entered into a cross-currency swap with an aggregate notional value of $200 (€179). The swap is designated as a hedge of the Company's net investment in a euro-based subsidiary. Under the cross-currency contracts, the Company receives quarterly variable U.S. dollar payments at a rate of LIBOR plus a floating rate spread on the dollar notional value and pays EURIBOR plus a floating rate spread on the euro notional value.

Gains or losses on net investment hedges remain in accumulated other comprehensive income until disposal of the underlying assets.

The following tables set forth the impact on OCI from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in OCI		recognized in OCI
	Three months ended		Six months ended
	June 30,		June 30,
Derivatives designated as net investment hedges	2019	2018	2019	2018
Foreign exchange	$(7)	$36	$7	$8

Gains and losses representing components excluded from the assessment of effectiveness on derivatives designated as net investment hedges are recognized in accumulated other comprehensive income.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	June 30, 2019	December 31, 2018	Balance Sheet classification	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$4	$6	Accrued liabilities	$4	$5
	Other non-current assets	1	3	Other non-current liabilities	—	1
Foreign exchange contracts fair value	Other current assets	1	1	Accrued liabilities	4	1
Commodities contracts cash flow	Other current assets	19	16	Accrued liabilities	41	42
	Other non-current assets	2	2	Other non-current liabilities	5	6
Net investment hedge	Other non-current assets	30	15	Other non-current liabilities	7	—
		$57	$43		$61	$55

Crown Holdings, Inc.

	Balance Sheet classification	June 30, 2019	December 31, 2018	Balance Sheet classification	June 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$10	$4	Accrued liabilities	$5	$4
	Other non-current assets	2	—	Other non-current liabilities	1	—
		$12	$4		$6	$4

Total derivatives		$69	$47		$67	$59

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged
	assets/(liabilities)
	June 30, 2019	December 31, 2018
Line item in the Balance Sheet in which the hedged item is included
Receivables, net	14	15
Accounts payable	(95)	(13)

As of June 30, 2019, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities were a loss of $2. As of December 31, 2018, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities were less than $1.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at June 30, 2019
Derivative assets	$69	$19	$50
Derivative liabilities	67	19	48

Balance at December 31, 2018
Derivative assets	47	19	28
Derivative liabilities	59	19	40

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 were:

Crown Holdings, Inc.

	June 30, 2019	December 31, 2018
Derivatives in cash flow hedges:
Foreign exchange	$568	$820
Commodities	413	428
Interest rate	200	—
Derivatives in fair value hedges:
Foreign exchange	154	74
Derivatives not designated as hedges:
Foreign exchange	865	796

N.	Debt

The Company's outstanding debt was as follows:

	June 30, 2019		December 31, 2018
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$135	$135	$89	$89

Long-term debt
Senior secured borrowings:
Revolving credit facilities	385	385	—	—
Term loan facilities
U.S. dollar at LIBOR + 1.75% due 2022	799	795	815	810
U.S. dollar at LIBOR + 2.00% due 2025	617	609	887	864
Euro at EURIBOR + 1.75% due 2022[1]	293	293	301	301
Euro at EURIBOR + 2.375% due 2025[2]	845	833	855	846
Senior notes and debentures:
€650 at 4.0% due 2022	740	736	745	740
U. S. dollar at 4.50% due 2023	1,000	995	1,000	993
€335 at 2.25% due 2023	381	376	384	380
€600 at 2.625% due 2024	682	676	688	682
€600 at 3.375% due 2025	682	676	688	681
U.S. dollar at 4.25% due 2026	400	394	400	394
U.S. dollar at 4.75% due 2026	875	862	875	863
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	569	561	573	566
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	58	58	66	66
Total long-term debt	8,716	8,637	8,667	8,574
Less current maturities	(88)	(88)	(81)	(81)
Total long-term debt, less current maturities	$8,628	$8,549	$8,586	$8,493

(1) €258 and €263 at June 30, 2019 and December 31, 2018
(2) €743 and €746 at June 30, 2019 and December 31, 2018

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $9,199 at June 30, 2019 and $8,735 at December 31, 2018.

Crown Holdings, Inc.

O.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – U.S. plans	2019	2018	2019	2018
Service cost	$3	$5	$8	$9
Interest cost	13	11	26	23
Expected return on plan assets	(17)	(21)	(35)	(42)
Recognized net loss	14	12	28	24
Net periodic cost	$13	$7	$27	$14

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – Non-U.S. plans	2019	2018	2019	2018
Service cost	$4	$7	$8	$14
Interest cost	20	20	39	39
Expected return on plan assets	(34)	(40)	(69)	(80)
Curtailment gain	—	—	(14)	—
Settlement loss	31	—	31	—
Recognized prior service credit	(1)	(3)	(1)	(6)
Recognized net loss	9	11	19	22
Net periodic cost/(benefit)	$29	$(5)	$13	$(11)

	Three Months Ended		Six Months Ended
	June 30,		June 30
Other postretirement benefits	2019	2018	2019	2018
Interest cost	1	1	2	2
Recognized prior service credit	(8)	(10)	(17)	(19)
Recognized net loss	1	1	2	2
Net periodic benefit	$(6)	$(8)	$(13)	$(15)

In the three and six months ended June 30, 2019, the Company recorded settlement charges related to the payment of lump sum buy-outs to settle certain non-U.S. pension obligations using plan assets. The Company expects to incur additional settlement charges in the third quarter of 2019.

Additionally, in the six months ended June 30, 2019, the Company recorded a curtailment gain to recognize prior service credits that were previously recorded in accumulated other comprehensive income in connection with the closure of a non-U.S. defined benefit pension plan.

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
Details about accumulated other	June 30,		June 30		Affected line item in the
comprehensive income components	2019	2018	2019	2018	statement of operations
Actuarial losses	$24	$24	$49	$48	Other pension and postretirement
Settlements	31	—	31	—	Other pension and postretirement
Prior service credit	(9)	(13)	(18)	(25)	Other pension and postretirement
Curtailments	—	—	(14)	—	Other pension and postretirement
	46	11	48	23	Income before taxes
	(7)	—	(8)	(1)	Provision for income taxes
Total reclassified	$39	$11	$40	$22	Net income

P.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2018	$(1,583)	$(1,681)	$23	$(3,241)
Cumulative effect of change in accounting principle	—	—	3	3
Other comprehensive income before reclassifications	—	(61)	(5)	(66)
Amounts reclassified from accumulated other comprehensive income	22	—	(12)	10
Other comprehensive income (loss)	22	(61)	(14)	(53)
Balance at June 30, 2018	$(1,561)	$(1,742)	$9	$(3,294)

Balance at January 1, 2019	$(1,533)	$(1,817)	$(24)	$(3,374)
Other comprehensive income before reclassifications	7	50	(10)	47
Amounts reclassified from accumulated other comprehensive income	40	—	13	53
Other comprehensive income	47	50	3	100
Balance at June 30, 2019	$(1,486)	$(1,767)	$(21)	$(3,274)

See Note M and Note O for further details of amounts reclassified from accumulated other comprehensive income related to cash flow hedges and defined benefit plans.

Crown Holdings, Inc.

Q.	Stock-Based Compensation

A summary of restricted and deferred stock transactions during the six months ended June 30, 2019 is as follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2019	2,142,743
Awarded:
Time-vesting shares	260,725
Performance-based shares	202,876
Released:
Time-vesting shares	(129,174)
Forfeitures:
Time-vesting shares	(56,900)
Performance-based shares	(129,207)
Non-vested stock awards outstanding at June 30, 2019	2,291,063

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

The weighted average grant-date fair values of awards issued during the six months ended June 30, 2019 were $52.55 for the time-vesting stock awards and $46.08 for the performance-based stock awards.

The fair value of the performance-based shares subject to a market condition awarded in 2019 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 21.4%, an expected term of three years, and a weighted average risk-free interest rate of 2.45%.

As of June 30, 2019, unrecognized compensation cost related to outstanding non-vested stock awards was $75. The weighted average period over which the expense is expected to be recognized is 3.1 years. The aggregate market value of the shares released on the vesting dates was $7 for the six months ended June 30, 2019.

R.	Income Tax

For the three and six months ended June 30, 2019, the Company's provision for income taxes included a charge of $15 related to the settlement of a pre-acquisition tax contingency during the second quarter of 2019. The contingency arose from a transaction that occurred prior to its acquisition of Signode.

Crown Holdings, Inc.

S.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to Crown Holdings	$137	$132	$240	$222
Weighted average shares outstanding:
Basic	133.9	133.6	133.8	133.5
Dilutive restricted stock	0.9	0.2	0.8	0.3
Diluted	134.8	133.8	134.6	133.8
Basic earnings per share	$1.02	$0.99	$1.79	$1.66
Diluted earnings per share	$1.02	$0.99	$1.78	$1.66

For the three and six months ended June 30, 2019, 0.2 million and 0.4 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For the three and six months ended June 30, 2018, 0.3 million and 0.5 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

T.	Segment Information

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

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Americas Beverage	$890	$848	$1,678	$1,606
European Beverage	410	405	749	776
European Food	483	514	906	942
Asia Pacific	319	332	640	669
Transit Packaging	592	620	1,161	620
Total reportable segments	2,694	2,719	5,134	4,613
Non-reportable segments	341	327	656	630
Total	$3,035	$3,046	$5,790	$5,243

The primary sources of revenue included in non-reportable segments are the Company's food can and closures business in North America, aerosol can businesses in North America and Europe, its promotional packaging business in Europe and its tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Americas Beverage	$2	$25	$6	$35
European Beverage	1	1	2	1
European Food	22	21	40	43
Transit Packaging	1	1	4	1
Total reportable segments	26	48	52	80
Non-reportable segments	40	46	66	73
Total	$66	$94	$118	$153

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Americas Beverage	$139	$113	$252	$211
European Beverage	60	59	99	114
European Food	62	85	110	141
Asia Pacific	51	47	96	91
Transit Packaging	80	94	153	94
Total reportable segments	$392	$398	$710	$651

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Segment income of reportable segments	$392	$398	$710	$651
Segment income of non-reportable segments	33	31	69	62
Corporate and unallocated items	(39)	(40)	(78)	(79)
Restructuring and other	45	(16)	41	(29)
Amortization of intangibles	(47)	(41)	(94)	(52)
Accelerated depreciation	(1)	—	(3)	—
Fair value adjustment to inventory	—	(40)	—	(40)
Other pension and postretirement	(29)	17	(11)	34
Loss from early extinguishments of debt	—	—	(6)	—
Interest expense	(97)	(103)	(195)	(177)
Interest income	4	5	7	11
Foreign exchange	(1)	(10)	(2)	(28)
Income before income taxes	$260	$201	$438	$353

For the three and six months ended June 30, 2019 and 2018, intercompany profits of $3 and $4 were eliminated within segment income of non-reportable segments.

Corporate and unallocated items includes corporate and division administrative costs, technology costs and fair value adjustments for the sale of inventory acquired in an acquisition.

Crown Holdings, Inc.

U.	Condensed Combining Financial Information

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

The following condensed combining financial statements:
•statements of comprehensive income for the three and six months ended June 30, 2019 and 2018,
•balance sheets as of June 30, 2019 and December 31, 2018, and
•statements of cash flows for the six months ended June 30, 2019 and 2018 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$3,035		$3,035
Cost of products sold, excluding depreciation and amortization			2,417		2,417
Depreciation and amortization			123		123
Selling and administrative expense			157		157
Restructuring and other			(45)		(45)
Income from operations	—	—	383		383
Other pension and postretirement		$2	27		29
Net interest expense		19	74		93
Foreign exchange			1		1
Income/(loss) before income taxes	—	(21)	281		260
Provision for / (benefit from) income taxes		(6)	94		88
Equity earnings / (loss) in affiliates	$137	129	2	$(266)	2
Net income	137	114	189	(266)	174
Net income attributable to noncontrolling interests			(37)		(37)
Net income attributable to Crown Holdings	$137	$114	$152	$(266)	$137

Total comprehensive income	$152	$109	$204	$(276)	$189
Comprehensive income attributable to noncontrolling interests			(37)		(37)
Comprehensive income attributable to Crown Holdings	$152	$109	$167	$(276)	$152

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$5,790		$5,790
Cost of products sold, excluding depreciation and amortization			4,627		4,627
Depreciation and amortization			245		245
Selling and administrative expense		$1	313		314
Restructuring and other			(41)		(41)
Income from operations	—	(1)	646		645
Loss from early extinguishments of debt			6		6
Other pension and postretirement		4	7		11
Net interest expense		37	151		188
Foreign exchange			2		2
Income/(loss) before income taxes	—	(42)	480		438
Provision for / (benefit from) income taxes		(10)	146		136
Equity earnings / (loss) in affiliates	$240	233	3	$(473)	3
Net income	240	201	337	(473)	305
Net income attributable to noncontrolling interests			(65)		(65)
Net income attributable to Crown Holdings	$240	$201	$272	$(473)	$240

Total comprehensive income	$340	$279	$437	$(651)	$405
Comprehensive income attributable to noncontrolling interests			(65)		(65)
Comprehensive income attributable to Crown Holdings	$340	$279	$372	$(651)	$340

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$5,243		$5,243
Cost of products sold, excluding depreciation and amortization			4,274		4,274
Depreciation and amortization			178		178
Selling and administrative expense		$5	244		249
Restructuring and other	$9		20		29
Income from operations	(9)	(5)	527		513
Other pension and postretirement			(34)		(34)
Net interest expense		38	128		166
Foreign exchange			28		28
Income/(loss) before income taxes	(9)	(43)	405		353
Provision for / (benefit from) income taxes	(2)	(9)	105		94
Equity earnings / (loss) in affiliates	229	226	1	$(455)	1
Net income	222	192	301	(455)	260
Net income attributable to noncontrolling interests			(38)		(38)
Net income attributable to Crown Holdings	$222	$192	$263	$(455)	$222

Total comprehensive Income	$166	$162	$243	$(369)	$202
Comprehensive income attributable to noncontrolling interests			(36)		(36)
Comprehensive income attributable to Crown Holdings	$166	$162	$207	$(369)	$166

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$342		$342
Receivables, net		$9	1,821		1,830
Inventories			1,837		1,837
Prepaid expenses and other current assets	$1		204		205
Total current assets	1	9	4,204		4,214

Intercompany debt receivables			3,544	$(3,544)	—
Investments	3,799	4,072		(7,871)	—
Goodwill			4,448		4,448
Intangible assets, net			2,106		2,106
Property, plant and equipment, net			3,761		3,761
Operating lease right-of-use assets, net			209		209
Other non-current assets		125	702		827
Total	$3,800	$4,206	$18,974	$(11,415)	$15,565

Liabilities and equity
Current liabilities
Short-term debt			$135		$135
Current maturities of long-term debt			88		88
Current portion of operating lease liabilities			47		47
Accounts payable			2,355		2,355
Accrued liabilities	$11	$33	939		983
Total current liabilities	11	33	3,564		3,608

Long-term debt, excluding current maturities		388	8,161		8,549
Long-term intercompany debt	2,495	1,049		$(3,544)	—
Non-current portion of operating lease liabilities			165		165
Postretirement and pension liabilities			663		663
Other non-current liabilities		323	557		880
Commitments and contingent liabilities
Noncontrolling interests			406		406
Crown Holdings shareholders’ equity/(deficit)	1,294	2,413	5,458	(7,871)	1,294
Total equity/(deficit)	1,294	2,413	5,864	(7,871)	1,700
Total	$3,800	$4,206	$18,974	$(11,415)	$15,565

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$12	$4	$(239)	$(4)	$(227)
Cash flows from investing activities
Capital expenditures			(154)		(154)
Proceeds from sale of property, plant and equipment			11		11
Net investment hedge			6		6
Net cash provided by/(used for) investing activities	—		(137)	—	(137)
Cash flows from financing activities
Payments of long-term debt			(305)		(305)
Net change in revolving credit facility and short-term debt			435		435
Net change in long-term intercompany balances	(13)	(4)	17		—
Payments of finance leases			(14)		(14)
Common stock issued	3				3
Common stock repurchased	(2)				(2)
Dividends paid			(4)	4	—
Dividend paid to noncontrolling interests			(11)		(11)
Contribution from noncontrolling interests			3		3
Foreign exchange derivatives related to debt			(10)		(10)
Net cash provided by/(used for) financing activities	(12)	(4)	111	4	99
Effect of exchange rate changes on cash, cash equivalents and restricted cash			3		3
Net change in cash, cash equivalents and restricted cash	—	—	(262)	—	(262)
Cash, cash equivalents and restricted cash at January 1			659		659
Cash, cash equivalents and restricted cash at June 30	$—	$—	$397	$—	$397

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three and six months ended June 30, 2019 and 2018,

•	balance sheets as of June 30, 2019 and December 31, 2018, and

•	statements of cash flows for the six months ended June 30, 2019 and 2018 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$994	$2,164	$(123)	$3,035
Cost of products sold, excluding depreciation and amortization			819	1,721	(123)	2,417
Depreciation and amortization			35	88		123
Selling and administrative expense		$2	63	92		157
Restructuring and other			3	(48)		(45)
Income from operations	—	(2)	74	311		383
Other pension and postretirement			(4)	33		29
Net interest expense		22	31	40		93
Technology royalty			(12)	12		—
Foreign exchange		9		1	(9)	1
Income/(loss) before income taxes	—	(33)	59	225	9	260
Provision for / (benefit from) income taxes		(8)	26	64	6	88
Equity earnings / (loss) in affiliates	$137	77	73	2	(287)	2
Net income	137	52	106	163	(284)	174
Net income attributable to noncontrolling interests				(37)		(37)
Net income attributable to Crown Holdings	$137	$52	$106	$126	$(284)	$137

Total comprehensive income	$152	$42	$101	$184	$(290)	$189
Comprehensive income attributable to noncontrolling interests				(37)		(37)
Comprehensive income attributable to Crown Holdings	$152	$42	$101	$147	$(290)	$152

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$975	$2,224	$(153)	$3,046
Cost of products sold, excluding depreciation and amortization			834	1,785	(153)	2,466
Depreciation and amortization			32	81		113
Selling and administrative expense		$3	63	93		159
Restructuring and other	$9		3	4		16
Income from operations	(9)	(3)	43	261		292
Other pension and postretirement			(6)	(11)		(17)
Net interest expense		22	33	43		98
Technology royalty			(12)	12		—
Foreign exchange		(49)		11	48	10
Income/(loss) before income taxes	(9)	24	28	206	(48)	201
Provision for / (benefit from) income taxes	(2)	6	8	54	(11)	55
Equity earnings / (loss) in affiliates	139	46	94		(278)	1
Net income	132	64	114	152	(315)	147
Net income attributable to noncontrolling interests				(15)		(15)
Net income attributable to Crown Holdings	$132	$64	$114	$137	$(315)	$132

Total comprehensive income	$16	$69	$115	$(9)	$(163)	$28
Comprehensive income attributable to noncontrolling interests				(12)		(12)
Comprehensive income attributable to Crown Holdings	$16	$69	$115	$(21)	$(163)	$16

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,886	$4,143	$(239)	$5,790
Cost of products sold, excluding depreciation and amortization			1,559	3,307	(239)	4,627
Depreciation and amortization			70	175		245
Selling and administrative expense		$5	129	180		314
Restructuring and other			3	(44)		(41)
Income from operations	—	(5)	125	525		645
Loss from early extinguishments of debt		6				6
Other pension and postretirement			(9)	20		11
Net interest expense		41	64	83		188
Technology royalty			(21)	21		—
Foreign exchange		(9)		2	9	2
Income/(loss) before income taxes	—	(43)	91	399	(9)	438
Provision for / (benefit from) income taxes		(10)	34	110	2	136
Equity earnings / (loss) in affiliates	$240	140	135	2	(514)	3
Net income	240	107	192	291	(525)	305
Net income attributable to noncontrolling interests				(65)		(65)
Net income attributable to Crown Holdings	$240	$107	$192	$226	$(525)	$240

Total comprehensive Income	$340	$115	$270	$377	$(697)	$405
Comprehensive income attributable to noncontrolling interests				(65)		(65)
Comprehensive income attributable to Crown Holdings	$340	$115	$270	$312	$(697)	$340

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$1,577	$3,916	$(250)	$5,243
Cost of products sold, excluding depreciation and amortization			1,354	3,170	(250)	4,274
Depreciation and amortization			43	135		178
Selling and administrative expense		$5	96	148		249
Restructuring and other	$9	3	5	12		29
Income from operations	(9)	(8)	79	451		513
Other pension and postretirement			(11)	(23)		(34)
Net interest expense		45	54	67		166
Technology royalty			(23)	23		—
Foreign exchange		7	(1)	30	(8)	28
Income/(loss) before income taxes	(9)	(60)	60	354	8	353
Provision for / (benefit from) income taxes	(2)	(14)	17	91	2	94
Equity earnings / (loss) in affiliates	229	102	149		(479)	1
Net income	222	56	192	263	(473)	260
Net income attributable to noncontrolling interests				(38)		(38)
Net income attributable to Crown Holdings	$222	$56	$192	$225	$(473)	$222

Total comprehensive income	$166	$62	$162	$205	$(393)	$202
Comprehensive income attributable to noncontrolling interests				(36)		(36)
Comprehensive income attributable to Crown Holdings	$166	$62	$162	$169	$(393)	$166

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of June 30, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$15	$2	$325		$342
Receivables, net		12	195	1,623		1,830
Intercompany receivables			30	23	$(53)	—
Inventories			532	1,305		1,837
Prepaid expenses and other current assets	$1	1	20	183		205
Total current assets	1	28	779	3,459	(53)	4,214

Intercompany debt receivables		2,916	3,407	16	(6,339)	—
Investments	3,799	2,799	1,449		(8,047)	—
Goodwill			1,182	3,266		4,448
Intangible assets, net			862	1,244		2,106
Property, plant and equipment, net		1	699	3,061		3,761
Operating lease right-of-use assets, net		4	72	133		209
Other non-current assets		42	166	619		827
Total	$3,800	$5,790	$8,616	$11,798	$(14,439)	$15,565

Liabilities and equity
Current liabilities
Short-term debt				$135		$135
Current maturities of long-term debt		$43		45		88
Current portion of operating lease liabilities			$17	30		47
Accounts payable			638	1,717		2,355
Accrued liabilities	$11	49	123	800		983
Intercompany payables			23	30	$(53)	—
Total current liabilities	11	92	801	2,757	(53)	3,608

Long-term debt, excluding current maturities		3,268	1,005	4,276		8,549
Long-term intercompany debt	2,495	750	2,985	109	(6,339)	—
Non-current portion of operating lease liabilities		4	56	105		165
Postretirement and pension liabilities			405	258		663
Other non-current liabilities		6	316	558		880
Commitments and contingent liabilities
Noncontrolling interests				406		406
Crown Holdings shareholders’ equity/(deficit)	1,294	1,670	3,048	3,329	(8,047)	1,294
Total equity/(deficit)	1,294	1,670	3,048	3,735	(8,047)	1,700
Total	$3,800	$5,790	$8,616	$11,798	$(14,439)	$15,565

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$12	$(37)	$(25)	$(167)	$(10)	$(227)
Cash flows from investing activities
Capital expenditures			(37)	(117)		(154)
Proceeds from sale of property, plant and equipment			1	10		11
Net investment hedge		6				6
Net cash provided by/(used for) investing activities	—	6	(36)	(107)	—	(137)
Cash flows from financing activities
Payments of long-term debt		(16)	(270)	(19)		(305)
Net change in revolving credit facility and short-term debt		280		155		435
Net change in long-term intercompany balances	(13)	(335)	327	21		—
Payments of finance leases			(13)	(1)		(14)
Common stock issued	3					3
Common stock repurchased	(2)					(2)
Dividends paid				(10)	10	—
Contributions from noncontrolling interests				3		3
Dividends paid to noncontrolling interests				(11)		(11)
Foreign exchange derivatives related to debt				(10)		(10)
Net cash provided by/(used for) financing activities	(12)	(71)	44	128	10	99
Effect of exchange rate changes on cash, cash equivalents and restricted cash				3		3
Net change in cash, cash equivalents and restricted cash	—	(102)	(17)	(143)	—	(262)
Cash, cash equivalents and restricted cash at January 1		117	19	523		659
Cash, cash equivalents and restricted cash at June 30	$—	$15	$2	$380	$—	$397

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

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2019 compared to 2018 and changes in financial condition and liquidity from December 31, 2018. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, along with the consolidated financial statements and related notes included in and referred to within this report.

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

The Company's global beverage can business continues to be a major strategic focus for organic growth. For several years, global industry demand for beverage cans has been growing and this is expected to continue in the coming years. While developing markets such as Southeast Asia and Brazil have experienced higher growth rates due to rising per capita incomes and accompanying increases in beverage consumption, the more mature economies in Europe and North America have also seen market expansion. Beverage cans are the world’s most sustainable and recycled beverage packaging and continue to gain market share. One of the Company’s key initiatives to drive brand differentiation has been to increase its ability to offer a number of different can sizes.

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

Through 2020, the Company's primary capital allocation focus will be to reduce leverage while continuing to invest in strategic growth projects across its existing businesses.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European segments, the Canadian dollar and Mexican peso in the Company's Americas segments, the Chinese renminbi and Malaysian ringgit in the Company's Asia Pacific segment and the euro in the Company's Transit Packaging segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$3,035	$3,046	$5,790	$5,243

Three months ended June 30, 2019 compared to 2018

Net sales decreased primarily due to $80 from the impact of foreign currency translation offset by 5% higher beverage can sales unit volumes.

Six months ended June 30, 2019 compared to 2018

Net sales increased primarily due to $569 from an additional three months of sales by Signode, which was acquired in April 2018, and 2% higher beverage can sales unit volumes, partially offset by $180 from the impact of foreign currency translation.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced recent increased volumes. To meet volume requirements in the U.S. and Canadian beverage can markets, the Company has begun construction of a third high-speed line at its Nichols, NY facility which is expected to begin production during the second quarter of 2020. Additionally, the conversion of an existing two-piece steel food can production line at the Weston, Ontario plant, to produce aluminum beverage cans, is expected to be completed in the first quarter of 2020.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. In January 2018, the Company commenced operations at a new glass bottle facility in Chihuahua, Mexico, to serve the expanding beer market in the northern part of the country. Additionally, during the fourth quarter of 2019, the Company expects to begin operations at a new one-line beverage can plant in Rio Verde, Brazil.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$890	$848	$1,678	$1,606
Segment income	139	113	252	211

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three and six months ended June 30, 2019 compared to 2018

Net sales increased primarily due to higher sales unit volumes, including a 6% increase in Brazil in both three and six months, partially offset by the pass-through of lower aluminum costs and the impact of foreign currency translation. The impact of foreign currency translation was $7 and $18 for the three and six months.
Segment income increased primarily due to higher sales unit volumes and lower freight costs and improved pricing in North America.
European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the Western European beverage can markets have been growing, while sales unit volumes in the Middle East have declined.

The first line of a new beverage can plant in Valencia, Spain began operations in October 2018 and the second line began operations in February 2019. The new plant facilitates the conversion from steel to aluminum beverage cans in that region. Additionally, in December 2018, the Company commenced operations at a new plant in Parma, Italy.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$410	$405	$749	$776
Segment income	60	59	99	114

Three months ended June 30, 2019 compared to 2018

Net sales increased primarily due to higher sales unit volumes partially offset by the pass-through of lower aluminum costs and $19 from the impact of foreign currency translation.
Segment income was comparable in 2018 and 2019 as the impact of higher sales unit volume was partially offset by $2 from the impact of foreign currency translation.
Six months ended June 30, 2019 compared to 2018

Net sales decreased primarily due to $38 from the impact of foreign currency translation and the pass-through of lower aluminum costs partially offset by 4% higher sales unit volumes.
Segment income decreased primarily due to higher start-up costs related to the new beverage can plants in Spain and Italy, $4 from the impact of foreign currency translation and lower sales unit volumes in the Middle East.
European Food

The European Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$483	$514	$906	$942
Segment income	62	85	110	141

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended June 30, 2019 compared to 2018

Net sales decreased primarily due to $28 from the impact of foreign currency translation.
Segment income decreased primarily due to unfavorable product mix, higher operating costs, including energy and labor, and $3 from the impact of foreign currency translation.
Six months ended June 30, 2019 compared to 2018

Net sales decreased primarily due to $63 from the impact of foreign currency translation partially offset by 3% higher sales unit volumes.
Segment income decreased primarily due to unfavorable product mix, higher operating costs, including energy and labor, and $7 from the impact of foreign currency translation.
Asia Pacific

The Company's Asia Pacific segment primarily consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. Production began at a new beverage can plant in Yangon, Myanmar in July 2018. A third beverage can line at the Phnom Penh, Cambodia plant commenced operations in January 2019. In response to recent market conditions in China, the Company closed its Putian facility in 2018 and its Huizhou facility in early 2019. Following these closures, the Company has three beverage can plants in China with approximately $100 in annual sales.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$319	$332	$640	$669
Segment income	51	47	96	91

Three and six months ended June 30, 2019 compared to 2018

Net sales decreased primarily due to lower sales unit volumes related to plant closures in China, the pass-through of lower aluminum costs and the impact of foreign currency translation. The impact of foreign currency translation was $3 and $7 for the three and six months. These decreases were partially offset by 15% and 12% higher sales unit volumes in Southeast Asia for the three and six months.

Segment income increased in both the three and six months primarily due to higher sales unit volumes in Southeast Asia.

Transit Packaging

On April 3, 2018, the Company completed its acquisition of Signode, which is reported as the Company's Transit Packaging segment. The Transit Packaging segment includes the Company's global industrial and protective solutions and equipment and tools businesses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$592	$620	$1,161	$620
Segment income	80	94	153	94

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended June 30, 2019 compared to 2018

Net sales decreased primarily due to $18 foreign currency translation and lower sales unit volumes.

Segment income decreased primarily due to lower sales unit volumes, unfavorable product mix and $3 from the impact of foreign currency translation.

Six months ended June 30, 2019 compared to 2018

Net sales and segment income increased primarily due to $569 and $73 from an additional quarter of ownership in 2019 partially offset by $18 and $3 from the impact of foreign currency translation, lower sales unit volumes and unfavorable product mix during the three months ended June 30, 2019 compared to 2018.

Non-reportable Segments

The Company's non-reportable segments include its food can and closures businesses in North America, its aerosol can businesses in North America and Europe, and its tooling and equipment operations in the U.S. and U.K.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$341	$327	$656	$630
Segment income	33	31	69	62

Three months ended June 30, 2019 compared to 2018

Net sales increased primarily due to the pass-through of higher tinplate costs and 9% higher sales unit volumes in the Company's North America food can business partially offset by lower sales in the Company's equipment operations and $5 from the impact of foreign currency translation.

Segment income increased primarily due to lower freight costs in the North America food can business.

Six months ended June 30, 2019 compared to 2018

Net sales increased primarily due to the pass-through of higher tinplate costs and 6% higher sales unit volumes in the Company's North America food can business partially offset by lower sales in the Company's equipment operations and $11 from the impact of foreign currency translation.

Segment income increased primarily due to higher sales unit volumes and lower freight costs in the Company's North America food can business.

Corporate and Unallocated Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Corporate and unallocated expense	$(39)	$(40)	$(78)	$(79)

Corporate and unallocated expenses were comparable for the three and six months ended June 30, 2019 and 2018.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended June 30, 2019 compared to 2018, cost of products sold (excluding depreciation and amortization) decreased from $2,466 to $2,417 primarily due to $65 from the impact of foreign currency translation.

For the six months ended June 30, 2019, compared to 2018, cost of products sold (excluding depreciation and amortization) increased from $4,274 to $4,627 primarily due to the impact of the acquisition of Signode partially offset by $148 from the impact of foreign currency translation.

For the three and six months ended June 30, 2018 cost of products sold (excluding depreciation and amortization) also included costs of $40 for the fair value adjustment related to the sale of inventory acquired with Signode.

Depreciation and Amortization

For the three and six months ended June 30, 2019 compared to 2018, depreciation and amortization expense increased from $113 to $123 and from $178 to $245 primarily due to depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisition of Signode.

Selling and Administrative Expense

Selling and administrative expense was comparable for the three months ended June 30, 2019, compared to 2018. For the six months ended June 30, 2019, compared to 2018, selling and administrative expense increased from $249 to $314 primarily due to the impact of the acquisition of Signode.

Interest Expense

For the three months ended June 30, 2019 compared to 2018, interest expense decreased from $103 to $97 primarily due to lower debt levels in the current year. For the six months ended June 30, 2019 compared to 2018, interest expense increased from $177 to $195 due to higher outstanding debt from borrowings incurred to finance the Signode acquisition.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Income before income taxes	$260	$201	$438	$353
Provision for income taxes	88	55	136	94
Effective income tax rate	34%	27%	31%	27%

For the three and six months ended June 30, 2019, the Company's effective tax rate included a charge of $15 to settle a tax contingency arising from a transaction that occurred prior to its acquisition of Signode.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2019 compared to 2018, net income attributable to noncontrolling interests increased from $15 to $37 and from $38 to $65 primarily due to higher earnings in the Company's beverage can operations in Brazil including a favorable court ruling in a lawsuit brought by one of the Company's Brazilian subsidiaries claiming it was overcharged by the local tax authorities for indirect taxes paid in prior years.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities decreased from $492 for the six months ended June 30, 2018 to $227 for the six months ended June 30, 2019 primarily due to higher income from operations and changes in working capital partially offset by higher cash used for interest payments during the six months ended June 30, 2019 related to outstanding borrowings incurred to finance the Signode acquisition.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was comparable at 39 days as of June 30, 2018 and 40 days as of June 30, 2019.

Inventory turnover was 65 days at June 30, 2018 compared to 67 days at June 30, 2019. Inventory turnover at June 30, 2019 increased compared to 61 days at December 31, 2018 due to seasonality in the Company's food and beverage can businesses. The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.
Days outstanding for trade payables was 101 days at June 30, 2018 compared to 89 days at June 30, 2019, including the impact of the Signode acquisition.
Investing Activities

Investing activities used cash of $3,792 for the six months ended June 30, 2018 and $137 for the six months ended June 30, 2019. In 2018, the Company paid $3,907 to acquire Signode and $25 for the settlement of a foreign exchange contract related to the acquisition.

Investing activities for the six months ended June 30, 2018 also included cash collections of $335 related to beneficial interests in transferred receivables. In July 2018, the Company terminated its $200 North American securitization facility, which included a deferred purchase price component, and entered into a new securitization facility which removed the deferred purchase price component but requires the Company to maintain a deposit in a restricted cash account. Proceeds from the new securitization facility are included the receivables line in the Company's Consolidated Statement of Cash Flows.

The Company currently expects capital expenditures for 2019 to be approximately $440.

Financing Activities

Cash provided by financing activities decreased from $4,162 for the six months ended June 30, 2018 to $99 for the six months ended June 30, 2019. In 2018, financing activities primarily included borrowings to finance the Signode acquisition.

Liquidity

As of June 30, 2019, $321 of the Company's $342 of cash and cash equivalents was located outside the U.S. The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $229 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental taxes on the repatriated funds.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

As of June 30, 2019, the Company had $1,199 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less borrowings of $385 and $66 of outstanding standby letters of credit. The Company could have borrowed this amount at June 30, 2019 and still been in compliance with its leverage ratio covenants.

Capital Resources

As of June 30, 2019, the Company had approximately $131 of capital commitments primarily related to its Americas Beverage and European Beverage segments. The Company expects to fund these commitments primarily through cash flows generated from operations.

Contractual Obligations

During the six months ended June 30, 2019 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which information is incorporated herein by reference.

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

Forward Looking Statements

Statements included herein, including, but not limited to, those in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the discussions of asbestos in Note K and commitments and contingencies in Note L to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which are not historical facts (including any statements concerning plans and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2019, see Note M to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2019, the Company had $3.1 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $8 million before tax.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, or ARRC, has announced the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. At June 30, 2019, the Company does have contracts that are indexed to LIBOR, including cross-currency swap contracts and certain of its term loan facilities, and continues to monitor this activity and evaluate the related risks.

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

Crown Holdings, Inc.

For information regarding the Company's potential asbestos-related liabilities and other litigation, see Note K entitled “Asbestos-Related Liabilities” and Note L entitled “Commitments and Contingent Liabilities” to the consolidated financial statements within Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were no purchases of the Company's equity securities during the three months ended June 30, 2019.

In December 2016, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1 billion of the Company's common stock through the end of 2019. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of June 30, 2019, $669 million of the Company’s outstanding common stock may be repurchased under the program.

There were 13,181 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended June 30, 2019.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended June 30, 2019.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)

Date: July 29, 2019