Form 10-Q
period 2019-09-30
CROWN HOLDINGS INC
filed 2019-10-31
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

There were 135,527,292 shares of Common Stock outstanding as of October 30, 2019.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$3,084	$3,174	$8,874	$8,417
Cost of products sold, excluding depreciation and amortization	2,455	2,530	7,082	6,804
Depreciation and amortization	121	127	366	305
Selling and administrative expense	156	153	470	402
Restructuring and other	—	(1)	(41)	28
Income from operations	352	365	997	878
Loss from early extinguishments of debt	—	—	6	—
Other pension and postretirement	1	(13)	12	(47)
Interest expense	95	105	290	282
Interest income	(5)	(6)	(12)	(17)
Foreign exchange	4	(14)	6	14
Income before income taxes	257	293	695	646
Provision for income taxes	54	102	190	196
Equity earnings in affiliates	1	2	4	3
Net income	204	193	509	453
Net income attributable to noncontrolling interests	(21)	(29)	(86)	(67)
Net income attributable to Crown Holdings	$183	$164	$423	$386

Earnings per common share attributable to Crown Holdings:
Basic	$1.37	$1.23	$3.16	$2.89
Diluted	$1.36	$1.23	$3.14	$2.88

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$204	$193	$509	$453

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12)	(11)	38	(73)
Pension and other postretirement benefits	148	7	195	29
Derivatives qualifying as hedges	(4)	(10)	(1)	(28)
Total other comprehensive income (loss)	132	(14)	232	(72)

Total comprehensive income	336	179	741	381
Net income attributable to noncontrolling interests	(21)	(29)	(86)	(67)
Translation adjustments attributable to noncontrolling interests	2	1	2	2
Derivatives qualifying as hedges attributable to noncontrolling interests	—	—	—	1
Comprehensive income attributable to Crown Holdings	$317	$151	$657	$317

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$339	$607
Receivables, net	1,795	1,602
Inventories	1,740	1,690
Prepaid expenses and other current assets	208	180
Total current assets	4,082	4,079

Goodwill	4,342	4,442
Intangible assets, net	2,025	2,193
Property, plant and equipment, net	3,739	3,745
Operating lease right-of-use assets, net	200	—
Other non-current assets	949	803
Total	$15,337	$15,262

Liabilities and equity
Current liabilities
Short-term debt	$134	$89
Current maturities of long-term debt	87	81
Current portion of operating lease liabilities	46	—
Accounts payable	2,409	2,732
Accrued liabilities	956	1,011
Total current liabilities	3,632	3,913

Long-term debt, excluding current maturities	8,042	8,493
Non-current portion of operating lease liabilities	158	—
Postretirement and pension liabilities	620	683
Other non-current liabilities	864	887
Commitments and contingent liabilities (Note L)
Noncontrolling interests	402	349
Crown Holdings shareholders’ equity	1,619	937
Total equity	2,021	1,286
Total	$15,337	$15,262

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$509	$453
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	366	305
Restructuring and other	(41)	28
Foreign exchange	6	14
Pension expense	52	8
Pension contributions	(14)	(14)
Deferred income taxes	63	64
Stock-based compensation	23	17
Changes in assets and liabilities:
Receivables	(254)	(955)
Inventories	(85)	(139)
Accounts payable and accrued liabilities	(343)	(37)
Other, net	(81)	24
Net cash provided by (used for) operating activities	201	(232)
Cash flows from investing activities
Capital expenditures	(242)	(305)
Acquisition of business, net of cash acquired	(11)	(3,912)
Beneficial interests in transferred receivables	—	490
Proceeds from sale of property, plant and equipment	17	27
Foreign exchange derivatives related to acquisitions	—	(25)
Net investment hedge	21	10
Other	(1)	(4)
Net cash used for investing activities	(216)	(3,719)
Cash flows from financing activities
Proceeds from long-term debt	—	4,082
Payments of long-term debt	(323)	(56)
Net change in revolving credit facility and short-term debt	131	(27)
Payments of finance leases	(15)	—
Debt issue costs	—	(70)
Common stock issued	4	1
Common stock repurchased	(2)	(4)
Contributions from noncontrolling interests	5	—
Dividends paid to noncontrolling interests	(36)	(18)
Foreign exchange derivatives related to debt	(9)	(6)
Net cash provided by (used for) financing activities	(245)	3,902
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(32)
Net change in cash, cash equivalents and restricted cash	(261)	(81)
Cash, cash equivalents and restricted cash at January 1	659	435
Cash, cash equivalents and restricted cash at September	$398	$354

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2019	$929	$186	$3,449	$(3,374)	$(253)	$937	$349	$1,286
Net income			103			103	28	131
Other comprehensive income				85		85		85
Dividends paid to noncontrolling interests						—	(9)	(9)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		8				8		8
Common stock issued		2				2		2
Common stock repurchased		(1)				(1)		(1)
Balance at March 31, 2019	$929	$194	$3,552	$(3,289)	$(252)	$1,134	$368	$1,502
Net income			137			137	37	174
Other comprehensive income				15		15		15
Dividends paid to noncontrolling interests						—	(2)	(2)
Contribution from noncontrolling interests						—	3	3
Stock-based compensation		8				8		8
Common stock issued		1				1		1
Common stock repurchased		(1)				(1)		(1)
Balance at June 30, 2019	$929	$202	$3,689	$(3,274)	$(252)	$1,294	$406	$1,700
Net income			183			183	21	204
Other comprehensive income (loss)				134		134	(2)	132
Dividends paid to noncontrolling interests						—	(25)	(25)
Contribution from noncontrolling interests						—	2	2
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		7				7		7
Common stock issued		$1				1		1
Balance at September 30, 2019	$929	$209	$3,872	$(3,140)	$(251)	$1,619	$402	$2,021

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total
Balance at January 1, 2018	$929	$167	$3,004	$(3,241)	$(258)	$601	$322	$923
Cumulative effect of change in accounting principle			6	3		9	1	10
Net income			90			90	23	113
Other comprehensive income				60		60	1	61
Stock-based compensation		6				6		6
Common stock repurchased		(1)				(1)		(1)
Balance at March 31, 2018	$929	$172	$3,100	$(3,178)	$(258)	$765	$347	$1,112
Net income			132			132	15	147
Other comprehensive loss				(116)		(116)	(3)	(119)
Dividends paid to noncontrolling interests						—	(6)	(6)
Restricted stock awarded		(5)			5	—		—
Stock-based compensation		5				5		5
Common stock issued		1				1		1
Common stock repurchased		(3)				(3)		(3)
Balance at June 30, 2018	$929	$170	$3,232	$(3,294)	$(253)	$784	$353	$1,137
Net income			164			164	29	193
Other comprehensive loss				(13)		(13)	(1)	(14)
Dividends paid to noncontrolling interests						—	(12)	(12)
Stock-based compensation		6				6		6
Balance at September 30, 2018	$929	$176	$3,396	$(3,307)	$(253)	$941	$369	$1,310

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2019 and the results of its operations for the three and nine months ended September 30, 2019 and 2018 and of its cash flows for the nine months ended September 30, 2019 and 2018. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

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

Recently Issued Accounting Standards

In June 2016, the FASB issued new guidance on the accounting for credit losses on financial instruments. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in operating leases and off-balance-sheet credit exposures. This guidance is effective for the Company on January 1, 2020. The Company is currently evaluating the impact of adopting this standard and does not expect the guidance to have a material impact on the Company's consolidated financial statements.

Crown Holdings, Inc.

C.     Leases

The Company has operating and finance leases for land and buildings related to certain manufacturing facilities, warehouses and corporate offices, vehicle fleets and certain office and manufacturing equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company's lease terms include options to extend the lease when it is reasonably certain that the Company will exercise the option. Variable lease payment amounts that cannot be determined at commencement of the lease, such as increases in index rates, are not included in the measurement of the lease liabilities and corresponding right-of-use assets and are recognized in the period those payments are incurred. The Company separates lease and non-lease components of lease arrangements and allocates contract consideration based on standalone selling prices. Variable consideration is allocated to the lease and non-lease components to which the variable payments specifically relate to. The discount rate implicit within the Company's leases is often not determinable and therefore the Company generally uses its incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of the lease payments. The incremental borrowing rate is determined based on lease term and currency in which lease payments are made. The Company's leases do not contain any material residual value guarantees or material restrictive covenants. At September 30, 2019, the Company does not have material lease commitments that have not commenced.
The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease costs:
Operating lease cost	$12	$36
Short-term lease cost	—	3
Total operating lease costs	$12	$39

Finance lease cost:
Amortization of right-of-use assets	$—	$1
Total finance lease costs	$—	$1

Variable operating lease costs were $1 and $2 for the three and nine months ended September 30, 2019. Interest on finance lease liabilities was less than $1 for the three and nine months ended September 30, 2019.
Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39
Financing cash flows from finance leases	15
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19

Operating cash flows from finance leases were less than $1 for the nine months ended September 30, 2019.
Supplemental balance sheet information related to leases was as follows:

Crown Holdings, Inc.

September 30, 2019
Operating Leases:
Operating lease right-of-use assets	$200

Current portion of operating lease liabilities	$46
Non-current portion of operating lease liabilities	158
Total operating lease liabilities	$204

Finance leases:
Property, plant and equipment	$28
Accumulated depreciation	(3)
Property, plant and equipment, net	$25

Accrued liabilities	$2
Other non-current liabilities	11
Total finance lease liabilities	$13

Weighted average remaining lease term:
Operating leases	9.9 years
Finance leases	7.2 years
Weighted average discount rate:
Operating leases	4.3%
Finance leases	3.9%

Maturities of lease liabilities as of September 30, 2019 were as follows:

	Operating Leases	Finance Leases
2019	$14	$2
2020	45	2
2021	34	2
2022	25	2
2023	20	2
Thereafter	127	5
Total lease payments	265	15
Less imputed interest	(61)	(2)
Total	$204	$13
Maturities of lease liabilities as of December 31, 2018 were as follows:

	Operating Leases	Finance Leases
2019	$54	$5
2020	42	5
2021	34	5
2022	26	4
2023	21	4
Thereafter	117	6
Total lease payments	$294	$29

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

Nine Months Ended
September 30, 2018
Pro forma net sales	$9,005
Pro forma net income attributable to Crown Holdings	389

The pro forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on the assumed completion dates, nor are they indicative of future results.

E.     Revenue

For the three and nine months ended September 30, 2019 and 2018, the Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue recognized over time	$1,474	$1,524	$4,335	$4,459
Revenue recognized at a point in time	1,610	1,650	4,539	3,958
Total revenue	$3,084	$3,174	$8,874	$8,417

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

Crown Holdings, Inc.

Contract assets and liabilities are reported in a net position on a contract-by-contract basis. Net contract assets were as follows:

	September 30, 2019	December 31, 2018
Contract assets included in prepaid and other current assets	$31	$16
Contract liabilities included in accrued liabilities	(5)	(3)
Contract liabilities included in other non-current liabilities	(1)	(5)
Net contract asset	$25	$8

Contract assets at September 30, 2019, primarily relates to revenue recognized for customized work-in-process inventory in the Company's three-piece food can product businesses.

During the nine months ended September 30, 2019, the Company recognized revenue of $2 related to contract liabilities at December 31, 2018 for performance obligations satisfied during the period.

F.	Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$339	$607

Restricted cash included in prepaid expenses and other current assets	$53	$45
Restricted cash included in other non-current assets	6	7
Total restricted cash	$59	$52

Total cash, cash equivalents and restricted cash	$398	$659

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

G.	Receivables

	September 30, 2019	December 31, 2018
Accounts receivable	$1,411	$1,303
Less: allowance for doubtful accounts	(64)	(65)
Net trade receivables	1,347	1,238
Unbilled receivables	236	181
Miscellaneous receivables	212	183
Receivables, net	$1,795	$1,602

Crown Holdings, Inc.

H.	Inventories

Inventories are stated at the lower of cost or market, with cost principally determined under the first-in first-out ("FIFO") or average cost method.

	September 30, 2019	December 31, 2018
Raw materials and supplies	$925	$937
Work in process	179	144
Finished goods	636	609
	$1,740	$1,690

I.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	September 30, 2019			December 31, 2018
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,599	$(300)	$1,299	$1,615	$(206)	$1,409
Trade names	533	(34)	499	547	(17)	530
Technology	156	(35)	121	160	(18)	142
Long term supply contracts	144	(44)	100	143	(37)	106
Patents	14	(8)	6	14	(8)	$6
	$2,446	$(421)	$2,025	$2,479	$(286)	$2,193

Total amortization expense of intangible assets was $43 and $140, and $51 and $103, for the three and nine months ended September 30, 2019 and 2018.

J.	Restructuring and Other

The Company recorded restructuring and other charges / (benefits) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Asset impairments and sales	$(3)	$(13)	$(8)	$(6)
Restructuring	3	9	17	15
Transaction costs	—	—	—	22
Other income	—	3	(50)	(3)
	$—	$(1)	$(41)	$28

For the nine months ended September 30, 2019, asset impairments and sales included gains related to asset sales partially offset by a charge of $6 related to a fire at a production facility in Asia. Restructuring included a charge of $8 related to headcount reductions in the Company's European Division.

For the nine months ended September 30, 2019, other income is related to gains arising from favorable court rulings related to the recovery of indirect taxes paid in prior years by certain of the Company's Brazilian subsidiaries.

For the nine months ended September 30, 2018, transaction costs related to the Signode acquisition.

At September 30, 2019, the Company had restructuring accruals of $20, primarily related to current and prior year actions to reduce manufacturing capacity and headcount in its European businesses. The Company expects to pay these amounts over the next twelve months. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

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

During the nine months ended September 30, 2019, the Company paid $7 to settle outstanding claims and had claims activity as follows:

Beginning claims	56,000
New claims	1,000
Settlements or dismissals	(1,000)
Ending claims	56,000

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2018, the Company's outstanding claims were:

Crown Holdings, Inc.

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2019.

As of September 30, 2019, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $284, including $229 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

Crown Holdings, Inc.

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

At September 30, 2019, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2019 mature between one and thirty months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in OCI		recognized in OCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives in cash flow hedges	2019	2018	2019	2018
Foreign exchange	$(2)	$(3)	$(4)	$(5)
Interest Rate	(1)	—	(1)	—
Commodities	(11)	(2)	(19)	(4)
	$(14)	$(5)	$(24)	$(9)

	Amount of gain/		Amount of gain/
	(loss) reclassified from		(loss) reclassified from
	AOCI into income		AOCI into income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line items in the
Derivatives in cash flow hedges	2019	2018	2019	2018	Statement of Operations
Foreign exchange	$(2)	$(6)	$(3)	$(7)	Net sales
Commodities	4	(1)	10	(6)	Net sales
Foreign exchange	1	5	—	4	Cost of products sold
Commodities	(16)	9	(37)	33	Cost of products sold
	(13)	7	(30)	24	Income before taxes
	3	(1)	7	(6)	Provision for income taxes
Total reclassified	$(10)	$6	$(23)	$18	Net income

For the twelve-month period ending September 30, 2020, a net loss of $26 ($21, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No amounts were reclassified during the nine months ended September 30, 2019 and 2018 in connection with anticipated transactions that were no longer considered probable.

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

Crown Holdings, Inc.

For the three and nine months ended September 30, 2019 and 2018, the Company recorded a gain of $2 and a loss of $1 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain/		Pre-tax amount of gain/
	(loss) recognized in income		(loss) recognized in
	on derivative		income on derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item in the
Derivatives not designated as hedges	2019	2018	2019	2018	Statement of Operations
Foreign exchange	$(2)	$4	$(3)	$7	Net sales
Foreign exchange	1	(4)	3	(6)	Cost of products sold
Foreign exchange	(14)	(8)	(25)	(17)	Foreign exchange
	$(15)	$(8)	$(25)	$(16)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and nine months ended September 30, 2019, the Company recorded a gain of $58 ($58, net of tax) and a gain of $67 ($67, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. For the three and nine months ended September 30, 2018, the Company recorded gains of $9 ($9, net of tax) and $22 ($26, net of tax) in other comprehensive income for these net investment hedges. As of September 30, 2019 a cumulative gain of $8 ($31, net of tax) and as of December 31, 2018, a cumulative loss of $59 ($36, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges. As of September 30, 2019, the carrying amount of the hedged net investment was $1,312 (€1,204 at September 30, 2019).

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

Gains or losses on net investment hedges remain in accumulated other comprehensive income until disposal of the underlying assets.

The following tables set forth the impact on OCI from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in OCI		recognized in OCI
	Three months ended		Nine months ended
	September 30,		September 30,
Derivatives designated as net investment hedges	2019	2018	2019	2018
Foreign exchange	$40	$(2)	$47	$6

Crown Holdings, Inc.

Gains and losses representing components excluded from the assessment of effectiveness on derivatives designated as net investment hedges are recognized in accumulated other comprehensive income.

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	September 30, 2019	December 31, 2018	Balance Sheet classification	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$3	$6	Accrued liabilities	$4	$5
	Other non-current assets	1	3	Other non-current liabilities	1	1
Foreign exchange contracts fair value	Other current assets	4	1	Accrued liabilities	1	1
Commodities contracts cash flow	Other current assets	16	16	Accrued liabilities	43	42
	Other non-current assets	2	2	Other non-current liabilities	4	6
Net investment hedge	Other non-current assets	76	15	Other non-current liabilities	—	—
		$102	$43		$53	$55

	Balance Sheet classification	September 30, 2019	December 31, 2018	Balance Sheet classification	September 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$7	$4	Accrued liabilities	$17	$4
	Other non-current assets	2	—	Other non-current liabilities	1	—
		$9	$4		$18	$4

Total derivatives		$111	$47		$71	$59

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged
	assets/(liabilities)
	September 30, 2019	December 31, 2018
Line item in the Balance Sheet in which the hedged item is included
Receivables, net	17	15
Accounts payable	(88)	(13)

As of September 30, 2019, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities were a gain of $3. As of December 31, 2018, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities were less than $1.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at September 30, 2019
Derivative assets	$111	$22	$89
Derivative liabilities	71	22	49

Balance at December 31, 2018
Derivative assets	47	19	28
Derivative liabilities	59	19	40

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 were:

	September 30, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Foreign exchange	$406	$820
Commodities	387	428
Interest rate	200	—
Derivatives designated as fair value hedges:
Foreign exchange	142	74
Derivatives designated as net investment hedges:
Foreign exchange	1,075	875
Derivatives not designated as hedges:
Foreign exchange	1,090	796

Crown Holdings, Inc.

N.	Debt

The Company's outstanding debt was as follows:

	September 30, 2019		December 31, 2018
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$134	$134	$89	$89

Long-term debt
Senior secured borrowings:
Revolving credit facilities	66	66	—	—
Term loan facilities
U.S. dollar at LIBOR + 1.75% due 2022	789	785	815	810
U.S. dollar at LIBOR + 2.00% due 2025	617	610	887	864
Euro at EURIBOR + 1.75% due 2022[1]	277	277	301	301
Euro at EURIBOR + 2.375% due 2025[2]	807	796	855	846
Senior notes and debentures:
€650 at 4.0% due 2022	709	705	745	740
U. S. dollar at 4.50% due 2023	1,000	995	1,000	993
€335 at 2.25% due 2023	365	360	384	380
€600 at 2.625% due 2024	654	649	688	682
€600 at 3.375% due 2025	654	648	688	681
U.S. dollar at 4.25% due 2026	400	395	400	394
U.S. dollar at 4.75% due 2026	875	862	875	863
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	545	538	573	566
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	55	55	66	66
Total long-term debt	8,203	8,129	8,667	8,574
Less current maturities	(87)	(87)	(81)	(81)
Total long-term debt, less current maturities	$8,116	$8,042	$8,586	$8,493

(1) €254 and €263 at September 30, 2019 and December 31, 2018
(2) €741 and €746 at September 30, 2019 and December 31, 2018

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $8,724 at September 30, 2019 and $8,735 at December 31, 2018.

In October 2019, the Company issued €550 ($600 at September 30, 2019) principal amount 0.75% senior unsecured notes due 2023. The notes were issued at par by Crown European Holdings, S.A., a subsidiary of the Company, and are unconditionally guaranteed by the company and certain of its subsidiaries. The Company used these proceeds to repay portion of the Euro term loan facility due 2025. In connection with repayment of the term loan facility, the Company expects to record a loss from early extinguishment of debt of $8 to write off deferred financing fees.

Crown Holdings, Inc.

O.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – U.S. plans	2019	2018	2019	2018
Service cost	$2	$5	$10	$14
Interest cost	13	12	39	35
Expected return on plan assets	(17)	(22)	(52)	(63)
Recognized prior service cost	1	—	1	—
Recognized net loss	14	16	42	40
Net periodic cost	$13	$11	$40	$26

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – Non-U.S. plans	2019	2018	2019	2018
Service cost	$2	$5	$10	$19
Interest cost	15	19	54	58
Expected return on plan assets	(31)	(40)	(100)	(120)
Curtailment gain	—	—	(14)	—
Settlement loss	6	—	37	—
Recognized prior service credit	—	(2)	(1)	(8)
Recognized net loss	7	11	26	33
Net periodic cost/(benefit)	$(1)	$(7)	$12	$(18)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other postretirement benefits	2019	2018	2019	2018
Interest cost	1	1	3	3
Recognized prior service credit	(8)	(9)	(25)	(28)
Recognized net loss	—	1	2	3
Net periodic benefit	$(7)	$(7)	$(20)	$(22)

In the three and nine months ended September 30, 2019, the Company recorded settlement charges related to the payment of lump sum buy-outs to settle certain non-U.S. pension obligations using plan assets. The Company may incur additional settlement charges in the fourth quarter of 2019.

Additionally, in the nine months ended September 30, 2019, the Company recorded a curtailment gain to recognize prior service credits that were previously recorded in accumulated other comprehensive income in connection with the closure of a non-U.S. defined benefit pension plan.

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

Crown Holdings, Inc.

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Nine Months Ended
Details about accumulated other	September 30,		September 30,		Affected line item in the
comprehensive income components	2019	2018	2019	2018	statement of operations
Actuarial losses	$21	$28	$70	$76	Other pension and postretirement
Settlements	6	—	37	—	Other pension and postretirement
Prior service credit	(7)	(11)	(25)	(36)	Other pension and postretirement
Curtailments	—	—	(14)	—	Other pension and postretirement
	20	17	68	40	Income before taxes
	(5)	(6)	(13)	(7)	Provision for income taxes
Total reclassified	$15	$11	$55	$33	Net income

P.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2018	$(1,583)	$(1,681)	$23	$(3,241)
Cumulative effect of change in accounting principle			3	3
Other comprehensive income before reclassifications	(4)	(71)	(9)	(84)
Amounts reclassified from accumulated other comprehensive income	33		(18)	15
Other comprehensive income (loss)	29	(71)	(24)	(66)
Balance at September 30, 2018	$(1,554)	$(1,752)	$(1)	$(3,307)

Balance at January 1, 2019	$(1,533)	$(1,817)	$(24)	$(3,374)
Other comprehensive income before reclassifications	140	40	(24)	156
Amounts reclassified from accumulated other comprehensive income	55		23	78
Other comprehensive income (loss)	195	40	(1)	234
Balance at September 30, 2019	$(1,338)	$(1,777)	$(25)	$(3,140)

See Note M and Note O for further details of amounts related to cash flow hedges and defined benefit plans.

Crown Holdings, Inc.

Q.	Stock-Based Compensation

A summary of restricted and deferred stock transactions during the nine months ended September 30, 2019 is as follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2019	2,142,743
Awarded:
Time-vesting shares	381,145
Performance-based shares	202,876
Released:
Time-vesting shares	(130,044)
Forfeitures:
Time-vesting shares	(97,275)
Performance-based shares	(129,207)
Non-vested stock awards outstanding at September 30, 2019	2,370,238

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

The weighted average grant-date fair values of awards issued during the nine months ended September 30, 2019 were $55.21 for the time-vesting stock awards and $46.08 for the performance-based stock awards.

The fair value of the performance-based shares subject to a market condition awarded in 2019 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 21.4%, an expected term of three years, and a weighted average risk-free interest rate of 2.45%.

As of September 30, 2019, unrecognized compensation cost related to outstanding non-vested stock awards was $68. The weighted average period over which the expense is expected to be recognized is 3.0 years. The aggregate market value of the shares released on the vesting dates was $7 for the nine months ended September 30, 2019.

R.	Income Tax

For the nine months ended September 30, 2019, the Company recorded a charge of $15 related to the settlement of a pre-acquisition tax contingency during the second quarter of 2019. The contingency arose from a transaction that occurred prior to its acquisition of Signode.

During the three and nine months ended September 30, 2018, the Company's provision for income taxes included charges of $24 related to taxes on the distributions of foreign earnings, which were previously asserted to be indefinitely reinvested, and $4 to adjust provisional amounts related to the Tax Act.

Crown Holdings, Inc.

S.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to Crown Holdings	$183	$164	$423	$386
Weighted average shares outstanding:
Basic	133.9	133.7	133.9	133.6
Dilutive restricted stock	1.1	0.1	0.9	0.2
Diluted	135.0	133.8	134.8	133.8
Basic earnings per share	$1.37	$1.23	$3.16	$2.89
Diluted earnings per share	$1.36	$1.23	$3.14	$2.88

For the three and nine months ended September 30, 2019, 0.2 million and 0.6 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For the three and nine months ended September 30, 2018, 0.4 million and 0.9 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

T.	Segment Information

The Company evaluates performance and allocates resources based on segment income, which is not a defined term under GAAP. The Company defines segment income as income from operations adjusted to exclude intangibles amortization charges, provisions for asbestos and restructuring and other, and the impact of fair value adjustments to inventory acquired in an acquisition.

Segment income should not be considered in isolation or as a substitute for net income prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Americas Beverage	$835	$872	$2,513	$2,478
European Beverage	416	418	1,165	1,194
European Food	581	623	1,487	1,565
Asia Pacific	319	321	959	990
Transit Packaging	564	585	1,725	1,205
Total reportable segments	2,715	2,819	7,849	7,432
Non-reportable segments	369	355	1,025	985
Total	$3,084	$3,174	$8,874	$8,417

The primary sources of revenue included in non-reportable segments are the Company's food can and closures business in North America, aerosol can businesses in North America and Europe, its promotional packaging business in Europe and its tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Americas Beverage	$4	$14	$10	$48
European Beverage	—	—	2	1
European Food	20	15	60	58
Transit Packaging	2	2	6	3
Total reportable segments	26	31	78	110
Non-reportable segments	33	43	99	115
Total	$59	$74	$177	$225

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Americas Beverage	$134	$125	$386	$336
European Beverage	64	66	163	180
European Food	79	90	189	231
Asia Pacific	47	46	143	137
Transit Packaging	74	81	227	175
Total reportable segments	$398	$408	$1,108	$1,059

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Segment income of reportable segments	$398	$408	$1,108	$1,059
Segment income of non-reportable segments	34	40	103	102
Corporate and unallocated items	(37)	(33)	(115)	(112)
Restructuring and other	—	1	41	(28)
Amortization of intangibles	(42)	(51)	(136)	(103)
Accelerated depreciation	(1)	—	(4)	—
Fair value adjustment to inventory	—	—	—	(40)
Other pension and postretirement	(1)	13	(12)	47
Loss from early extinguishments of debt	—	—	(6)	—
Interest expense	(95)	(105)	(290)	(282)
Interest income	5	6	12	17
Foreign exchange	(4)	14	(6)	(14)
Income before income taxes	$257	$293	$695	$646

For the three and nine months ended September 30, 2019, intercompany profits of $1 and $5 were eliminated within segment income of non-reportable segments. For the three and nine months ended September 30, 2018, intercompany profits of $3 and $7 were eliminated within segment income of non-reportable segments.

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

The following condensed combining financial statements:
•statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018,
•balance sheets as of September 30, 2019 and December 31, 2018, and
•statements of cash flows for the nine months ended September 30, 2019 and 2018 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$3,084		$3,084
Cost of products sold, excluding depreciation and amortization			2,455		2,455
Depreciation and amortization			121		121
Selling and administrative expense		1	155		156
Restructuring and other					—
Income from operations	—	(1)	353		352
Other pension and postretirement		$2	(1)		1
Net interest expense		17	73		90
Foreign exchange			4		4
Income/(loss) before income taxes	—	(20)	277		257
Provision for / (benefit from) income taxes		(4)	58		54
Equity earnings / (loss) in affiliates	$183	161	1	$(344)	1
Net income	183	145	220	(344)	204
Net income attributable to noncontrolling interests			(21)		(21)
Net income attributable to Crown Holdings	$183	$145	$199	$(344)	$183

Total comprehensive income	$317	$331	$352	$(664)	$336
Comprehensive income attributable to noncontrolling interests			(19)		(19)
Comprehensive income attributable to Crown Holdings	$317	$331	$333	$(664)	$317

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$3,174		$3,174
Cost of products sold, excluding depreciation and amortization			2,530		2,530
Depreciation and amortization			127		127
Selling and administrative expense		$2	151		153
Restructuring and other			(1)		(1)
Income from operations	—	(2)	367		365
Other pension and postretirement			(13)		(13)
Net interest expense		18	81		99
Foreign exchange			(14)		(14)
Income/(loss) before income taxes	—	(20)	313		293
Provision for / (benefit from) income taxes		(1)	103		102
Equity earnings / (loss) in affiliates	164	147	2	$(311)	2
Net income	164	128	212	(311)	193
Net income attributable to noncontrolling interests			(29)		(29)
Net income attributable to Crown Holdings	$164	$128	$183	$(311)	$164

Total comprehensive income	$151	$62	$198	$(232)	$179
Comprehensive income attributable to noncontrolling interests			(28)		(28)
Comprehensive income attributable to Crown Holdings	$151	$62	$170	$(232)	$151

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,874		$8,874
Cost of products sold, excluding depreciation and amortization			7,082		7,082
Depreciation and amortization			366		366
Selling and administrative expense		$2	468		470
Restructuring and other			(41)		(41)
Income from operations	—	(2)	999		997
Loss from early extinguishments of debt			6		6
Other pension and postretirement		6	6		12
Net interest expense		54	224		278
Foreign exchange			6		6
Income/(loss) before income taxes	—	(62)	757		695
Provision for / (benefit from) income taxes		(14)	204		190
Equity earnings / (loss) in affiliates	$423	394	4	$(817)	4
Net income	423	346	557	(817)	509
Net income attributable to noncontrolling interests			(86)		(86)
Net income attributable to Crown Holdings	$423	$346	$471	$(817)	$423

Total comprehensive income	$657	$610	$789	$(1,315)	$741
Comprehensive income attributable to noncontrolling interests			(84)		(84)
Comprehensive income attributable to Crown Holdings	$657	$610	$705	$(1,315)	$657

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,417		$8,417
Cost of products sold, excluding depreciation and amortization			6,804		6,804
Depreciation and amortization			305		305
Selling and administrative expense		$7	395		402
Restructuring and other	$9		19		28
Income from operations	(9)	(7)	894		878
Other pension and postretirement			(47)		(47)
Net interest expense		56	209		265
Foreign exchange			14		14
Income/(loss) before income taxes	(9)	(63)	718		646
Provision for / (benefit from) income taxes	(2)	(10)	208		196
Equity earnings / (loss) in affiliates	393	373	3	$(766)	3
Net income	386	320	513	(766)	453
Net income attributable to noncontrolling interests			(67)		(67)
Net income attributable to Crown Holdings	$386	$320	$446	$(766)	$386

Total comprehensive Income	$317	$224	$441	$(601)	$381
Comprehensive income attributable to noncontrolling interests			(64)		(64)
Comprehensive income attributable to Crown Holdings	$317	$224	$377	$(601)	$317

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$339		$339
Receivables, net		$9	1,786		1,795
Inventories			1,740		1,740
Prepaid expenses and other current assets	$1		207		208
Total current assets	1	9	4,072		4,082

Intercompany debt receivables			3,509	$(3,509)	—
Investments	4,117	4,413		(8,530)	—
Goodwill			4,342		4,342
Intangible assets, net			2,025		2,025
Property, plant and equipment, net			3,739		3,739
Operating lease right-of-use assets, net			200		200
Other non-current assets		92	857		949
Total	$4,118	$4,514	$18,744	$(12,039)	$15,337

Liabilities and equity
Current liabilities
Short-term debt			$134		$134
Current maturities of long-term debt			87		87
Current portion of operating lease liabilities			46		46
Accounts payable			2,409		2,409
Accrued liabilities	$18	$34	904		956
Total current liabilities	18	34	3,580		3,632

Long-term debt, excluding current maturities		388	7,654		8,042
Long-term intercompany debt	2,481	1,028		$(3,509)	—
Non-current portion of operating lease liabilities			158		158
Postretirement and pension liabilities			620		620
Other non-current liabilities		320	544		864
Commitments and contingent liabilities
Noncontrolling interests			402		402
Crown Holdings shareholders’ equity/(deficit)	1,619	2,744	5,786	(8,530)	1,619
Total equity/(deficit)	1,619	2,744	6,188	(8,530)	2,021
Total	$4,118	$4,514	$18,744	$(12,039)	$15,337

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$25	$25	$161	$(10)	$201
Cash flows from investing activities
Capital expenditures			(242)		(242)
Acquisition of business, net of cash acquired			(11)		(11)
Proceeds from sale of property, plant and equipment			17		17
Net investment hedge			21		21
Other			(1)		(1)
Net cash provided by/(used for) investing activities	—		(216)	—	(216)
Cash flows from financing activities
Payments of long-term debt			(323)		(323)
Net change in revolving credit facility and short-term debt			131		131
Net change in long-term intercompany balances	(27)	(25)	52		—
Payments of finance leases			(15)		(15)
Common stock issued	4				4
Common stock repurchased	(2)				(2)
Dividends paid			(10)	10	—
Dividend paid to noncontrolling interests			(36)		(36)
Contribution from noncontrolling interests			5		5
Foreign exchange derivatives related to debt			(9)		(9)
Net cash provided by/(used for) financing activities	(25)	(25)	(205)	10	(245)
Effect of exchange rate changes on cash, cash equivalents and restricted cash			(1)		(1)
Net change in cash, cash equivalents and restricted cash	—	—	(261)	—	(261)
Cash, cash equivalents and restricted cash at January 1			659		659
Cash, cash equivalents and restricted cash at September 30	$—	$—	$398	$—	$398

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(15)	$(67)	$(145)	$(5)	$(232)
Cash flows from investing activities
Capital expenditures			(305)		(305)
Beneficial interests in transferred receivables			490		490
Acquisition of businesses, net of cash acquired			(3,912)		(3,912)
Proceeds from sale of property, plant and equipment			27		27
Net investment hedge			10		10
Foreign exchange derivatives related to acquisitions			(25)		(25)
Other			(4)		(4)
Net cash provided by/(used for) investing activities	—		(3,719)	—	(3,719)
Cash flows from financing activities
Proceeds from long-term debt			4,082		4,082
Payments of long-term debt			(56)		(56)
Net change in revolving credit facility and short-term debt			(27)		(27)
Net change in long-term intercompany balances	18	67	(85)		—
Debt issue costs			(70)		(70)
Common stock issued	1				1
Common stock repurchased	(4)				(4)
Dividends paid			(5)	5	—
Dividend paid to noncontrolling interests			(18)		(18)
Foreign exchange derivatives related to debt			(6)		(6)
Net cash provided by/(used for) financing activities	15	67	3,815	5	3,902
Effect of exchange rate changes on cash, cash equivalents and restricted cash			(32)		(32)
Net change in cash, cash equivalents and restricted cash	—	—	(81)	—	(81)
Cash, cash equivalents and restricted cash at January 1			435		435
Cash, cash equivalents and restricted cash at September 30	$—	$—	$354	$—	$354

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

The following condensed combining financial statements:

•	statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018,

•	balance sheets as of September 30, 2019 and December 31, 2018, and

•	statements of cash flows for the nine months ended September 30, 2019 and 2018 are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$982	$2,226	$(124)	$3,084
Cost of products sold, excluding depreciation and amortization			819	1,760	(124)	2,455
Depreciation and amortization			36	85		121
Selling and administrative expense		$3	67	86		156
Restructuring and other			2	(2)		—
Income from operations	—	(3)	58	297		352
Other pension and postretirement			(5)	6		1
Net interest expense		19	31	40		90
Technology royalty			(13)	13		—
Foreign exchange		(52)	1	3	52	4
Income/(loss) before income taxes	—	30	44	235	(52)	257
Provision for / (benefit from) income taxes		7	11	52	(16)	54
Equity earnings / (loss) in affiliates	$183	64	110		(356)	1
Net income	183	87	143	183	(392)	204
Net income attributable to noncontrolling interests				(21)		(21)
Net income attributable to Crown Holdings	$183	$87	$143	$162	$(392)	$183

Total comprehensive income	$317	$122	$329	$239	$(671)	$336
Comprehensive income attributable to noncontrolling interests				(19)		(19)
Comprehensive income attributable to Crown Holdings	$317	$122	$329	$220	$(671)	$317

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended September 30, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$973	$2,335	$(134)	$3,174
Cost of products sold, excluding depreciation and amortization			826	1,838	(134)	2,530
Depreciation and amortization			38	89		127
Selling and administrative expense		$3	60	90		153
Restructuring and other			10	(11)		(1)
Income from operations	—	(3)	39	329		365
Other pension and postretirement			(6)	(7)		(13)
Net interest expense		24	33	42		99
Technology royalty			(14)	14		—
Foreign exchange		3	1	(15)	(3)	(14)
Income/(loss) before income taxes	—	(30)	25	295	3	293
Provision for / (benefit from) income taxes		(7)	13	96		102
Equity earnings / (loss) in affiliates	164	52	109	1	(324)	2
Net income	164	29	121	200	(321)	193
Net income attributable to noncontrolling interests				(29)		(29)
Net income attributable to Crown Holdings	$164	$29	$121	$171	$(321)	$164

Total comprehensive income	$151	$22	$55	$196	$(245)	$179
Comprehensive income attributable to noncontrolling interests				(28)		(28)
Comprehensive income attributable to Crown Holdings	$151	$22	$55	$168	$(245)	$151

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,868	$6,369	$(363)	$8,874
Cost of products sold, excluding depreciation and amortization			2,378	5,067	(363)	7,082
Depreciation and amortization			106	260		366
Selling and administrative expense		$8	196	266		470
Restructuring and other			5	(46)		(41)
Income from operations	—	(8)	183	822		997
Loss from early extinguishments of debt		6				6
Other pension and postretirement			(14)	26		12
Net interest expense		60	95	123		278
Technology royalty			(34)	34		—
Foreign exchange		(61)	1	5	61	6
Income/(loss) before income taxes	—	(13)	135	634	(61)	695
Provision for / (benefit from) income taxes		(3)	45	162	(14)	190
Equity earnings / (loss) in affiliates	$423	204	245	2	(870)	4
Net income	423	194	335	474	(917)	509
Net income attributable to noncontrolling interests				(86)		(86)
Net income attributable to Crown Holdings	$423	$194	$335	$388	$(917)	$423

Total comprehensive Income	$657	$237	$599	$616	$(1,368)	$741
Comprehensive income attributable to noncontrolling interests				(84)		(84)
Comprehensive income attributable to Crown Holdings	$657	$237	$599	$532	$(1,368)	$657

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,550	$6,251	$(384)	$8,417
Cost of products sold, excluding depreciation and amortization			2,180	5,008	(384)	6,804
Depreciation and amortization			81	224		305
Selling and administrative expense		$8	156	238		402
Restructuring and other	$9	3	15	1		28
Income from operations	(9)	(11)	118	780		878
Other pension and postretirement			(17)	(30)		(47)
Net interest expense		69	87	109		265
Technology royalty			(37)	37		—
Foreign exchange		10		15	(11)	14
Income/(loss) before income taxes	(9)	(90)	85	649	11	646
Provision for / (benefit from) income taxes	(2)	(21)	30	187	2	196
Equity earnings / (loss) in affiliates	393	154	258	1	(803)	3
Net income	386	85	313	463	(794)	453
Net income attributable to noncontrolling interests				(67)		(67)
Net income attributable to Crown Holdings	$386	$85	$313	$396	$(794)	$386

Total comprehensive income	$317	$84	$217	$401	$(638)	$381
Comprehensive income attributable to noncontrolling interests				(64)		(64)
Comprehensive income attributable to Crown Holdings	$317	$84	$217	$337	$(638)	$317

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of September 30, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$21	$11	$307		$339
Receivables, net		5	205	1,585		1,795
Intercompany receivables			27	13	$(40)	—
Inventories			501	1,239		1,740
Prepaid expenses and other current assets	$1	1	19	187		208
Total current assets	1	27	763	3,331	(40)	4,082

Intercompany debt receivables		2,856	3,433	246	(6,535)	—
Investments	4,117	2,891	1,695		(8,703)	—
Goodwill			1,186	3,156		4,342
Intangible assets, net			850	1,175		2,025
Property, plant and equipment, net		1	708	3,030		3,739
Operating lease right-of-use assets, net		4	70	126		200
Other non-current assets		86	138	725		949
Total	$4,118	$5,865	$8,843	$11,789	$(15,278)	$15,337

Liabilities and equity
Current liabilities
Short-term debt				$134		$134
Current maturities of long-term debt		$43		44		87
Current portion of operating lease liabilities			$17	29		46
Accounts payable			663	1,746		2,409
Accrued liabilities	$18	22	130	786		956
Intercompany payables			13	27	$(40)	—
Total current liabilities	18	65	823	2,766	(40)	3,632

Long-term debt, excluding current maturities		3,015	1,004	4,023		8,042
Long-term intercompany debt	2,481	990	2,920	144	(6,535)	—
Non-current portion of operating lease liabilities		3	56	99		158
Postretirement and pension liabilities			351	269		620
Other non-current liabilities			312	552		864
Commitments and contingent liabilities
Noncontrolling interests				402		402
Crown Holdings shareholders’ equity/(deficit)	1,619	1,792	3,377	3,534	(8,703)	1,619
Total equity/(deficit)	1,619	1,792	3,377	3,936	(8,703)	2,021
Total	$4,118	$5,865	$8,843	$11,789	$(15,278)	$15,337

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$25	$(90)	$103	$190	$(27)	$201
Cash flows from investing activities
Capital expenditures			(55)	(187)		(242)
Acquisition of business, net of cash acquired			(11)			(11)
Proceeds from sale of property, plant and equipment			2	15		17
Net investment hedge		21				21
Other				(1)		(1)
Net cash provided by/(used for) investing activities	—	21	(64)	(173)	—	(216)
Cash flows from financing activities
Payments of long-term debt		(27)	(270)	(26)		(323)
Net change in revolving credit facility and short-term debt		35		96		131
Net change in long-term intercompany balances	(27)	(35)	236	(174)		—
Payments of finance leases			(13)	(2)		(15)
Common stock issued	4					4
Common stock repurchased	(2)					(2)
Dividends paid				(27)	27	—
Contributions from noncontrolling interests				5		5
Dividends paid to noncontrolling interests				(36)		(36)
Foreign exchange derivatives related to debt				(9)		(9)
Net cash provided by/(used for) financing activities	(25)	(27)	(47)	(173)	27	(245)
Effect of exchange rate changes on cash, cash equivalents and restricted cash				(1)		(1)
Net change in cash, cash equivalents and restricted cash	—	(96)	(8)	(157)	—	(261)
Cash, cash equivalents and restricted cash at January 1		117	19	523		659
Cash, cash equivalents and restricted cash at September 30	$—	$21	$11	$366	$—	$398

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

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2019 compared to 2018 and changes in financial condition and liquidity from December 31, 2018. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, along with the consolidated financial statements and related notes included in and referred to within this report.

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

Results of Operations

In assessing performance, the key performance measure used by the Company is segment income, a non-GAAP measure generally defined by the Company as income from operations adjusted to exclude intangibles amortization charges, provisions for asbestos and restructuring and other, and the impact of fair value adjustments to inventory acquired in an acquisition.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$3,084	$3,174	$8,874	$8,417

Three months ended September 30, 2019 compared to 2018

Net sales decreased primarily due to the pass-through of lower aluminum costs and $64 from the impact of foreign currency translation.

Nine months ended September 30, 2019 compared to 2018

Net sales increased primarily due to $569 from an additional three months of sales by Signode, which was acquired in April 2018, offset by the pass-through of lower aluminum costs and $244 from the impact of foreign currency translation.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets are mature markets which have experienced recent increased volumes. To meet volume requirements in the U.S. and Canadian beverage can markets, the Company has begun construction of a third high-speed line at its Nichols, NY facility which is expected to begin production during the second quarter of 2020. Additionally, the installation of a new beverage can line at the Weston, Ontario plant is expected to be completed in the first quarter of 2020.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. In January 2018, the Company commenced operations at a new glass bottle facility in Chihuahua, Mexico, to serve the expanding beer market in the northern part of the country. Additionally, in November 2019, the Company expects to begin operations at a new one-line beverage can facility in Rio Verde, Brazil.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$835	$872	$2,513	$2,478
Segment income	134	125	386	336

Three months ended September 30, 2019 compared to 2018

Net sales decreased primarily due to lower sales unit volumes, the pass-through of lower aluminum costs and $7 from the impact of foreign currency translation.

Segment income increased primarily due to lower freight costs and improved pricing in North America.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Nine months ended September 30, 2019 compared to 2018

Net sales increased primarily due to higher sales unit volumes, including a 3% increase in Brazil, partially offset by the pass-through of lower aluminum costs and $25 from the impact of foreign currency translation.

Segment income increased primarily due to higher sales unit volumes, lower freight costs and improved pricing in North America partially offset by $3 from the impact of foreign currency translation.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the Western European beverage can markets have been growing, while sales unit volumes in the Middle East have declined.

The first line of a new high-speed beverage can plant in Valencia, Spain began operations in October 2018 and the second line began operations in February 2019. The new plant facilitates the conversion from steel to aluminum beverage cans in that region. Additionally, in December 2018, the Company commenced operations at a new one-line high speed plant in Parma, Italy.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$416	$418	$1,165	$1,194
Segment income	64	66	163	180

Three months ended September 30, 2019 compared to 2018

Net sales was comparable in 2018 and 2019 as the pass-through of lower aluminum costs and $15 from the impact of foreign currency translation were partially offset by 5% higher sales unit volumes.
Segment income was comparable in 2018 and 2019 as the impact of unfavorable geographic mix was partially offset by the impact of higher sales unit volumes.
Nine months ended September 30, 2019 compared to 2018

Net sales decreased primarily due to the pass-through of lower aluminum costs and $53 from the impact of foreign currency translation partially offset by 5% higher sales unit volumes.
Segment income decreased primarily due to higher start-up costs related to the new beverage can plants in Spain and Italy, unfavorable geographic mix and $5 from the impact of foreign currency translation.
European Food

The European Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market which has experienced stable to slightly declining volumes in recent years.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$581	$623	$1,487	$1,565
Segment income	79	90	189	231

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended September 30, 2019 compared to 2018

Net sales decreased primarily due to 3% lower sales unit volumes and $30 from the impact of foreign currency translation.
Segment income decreased primarily due to higher tinplate and other operating costs that were not fully passed through in selling price and $5 from the impact of foreign currency translation.
Nine months ended September 30, 2019 compared to 2018

Net sales decreased primarily due to $93 from the impact of foreign currency translation, partially offset by the pass-through of higher raw material costs and higher sales unit volumes.
Segment income decreased primarily due to unfavorable product mix, higher tinplate and other operating costs that were not fully passed through in selling price and $12 from the impact of foreign currency translation.
Asia Pacific

The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. Production began at a new beverage can plant in Yangon, Myanmar in July 2018. A third beverage can line at the Phnom Penh, Cambodia plant commenced operations in January 2019. In response to market conditions in China, the Company closed its Putian facility in 2018 and its Huizhou facility in early 2019. Following these closures, the Company has three beverage can plants in China with approximately $100 in annual sales.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$319	$321	$959	$990
Segment income	47	46	143	137

Three and nine months ended September 30, 2019 compared to 2018

Net sales decreased primarily due to lower sales unit volumes related to plant closures in China and the pass-through of lower aluminum costs and $5 from the impact of foreign currency translation for the nine months ended September 30, 2019. These decreases were partially offset by 15% and 13% higher sales unit volumes in Southeast Asia for the three and nine months ended September 30, 2019.

Segment income increased due to favorable geographic mix.

Transit Packaging

On April 3, 2018, the Company completed its acquisition of Signode, which is reported as the Company's Transit Packaging segment. The Transit Packaging segment includes the Company's global industrial and protective solutions and equipment and tools businesses.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the Transit Packaging segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$564	$585	$1,725	$1,205
Segment income	74	81	227	175

Three months ended September 30, 2019 compared to 2018

Net sales decreased primarily due to unfavorable product mix, the pass-through of lower steel prices and $9 from the impact of foreign currency translation.

Segment income decreased primarily due to unfavorable product mix.

Nine months ended September 30, 2019 compared to 2018

Net sales and segment income increased primarily due to $569 and $73 from an additional quarter of ownership in 2019 partially offset by lower sales unit volumes, unfavorable product mix and $27 and $3 from the impact of foreign currency translation.

Non-reportable Segments

The Company's non-reportable segments include its food can and closures businesses in North America, its aerosol can businesses in North America and Europe, and its tooling and equipment operations in the U.S. and U.K.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$369	$355	$1,025	$985
Segment income	34	40	103	102

Three months ended September 30, 2019 compared to 2018

Net sales increased primarily due to the pass-through of higher tinplate costs and 4% higher sales unit volumes in the Company's North America food can business partially offset by lower sales in the Company's equipment operations and $5 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales in the Company's equipment operations.

Nine months ended September 30, 2019 compared to 2018

Net sales increased primarily due to the pass-through of higher tinplate costs and 5% higher sales unit volumes in the Company's North America food can business partially offset by lower sales in the Company's equipment operations and $16 from the impact of foreign currency translation.

Segment income increased primarily due to higher sales unit volumes and lower freight costs in the Company's North America food can business.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Corporate and Unallocated Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Corporate and unallocated expense	$(37)	$(33)	$(115)	$(112)

Corporate and unallocated expenses increased for the three and nine months ended 2019 compared to 2018 primarily due to higher general corporate costs.

Cost of Products Sold (Excluding Depreciation and Amortization)

For the three months ended September 30, 2019 compared to 2018, cost of products sold (excluding depreciation and amortization) decreased from $2,530 to $2,455 primarily due to $53 from the impact of foreign currency translation.

For the nine months ended September 30, 2019, compared to 2018, cost of products sold (excluding depreciation and amortization) increased from $6,804 to $7,082 primarily due to the impact of the acquisition of Signode partially offset by $201 from the impact of foreign currency translation.

For the three and nine months ended September 30, 2018 cost of products sold (excluding depreciation and amortization) also included costs of $40 for the fair value adjustment related to the sale of inventory acquired with Signode.

The prices of certain raw materials used by the Company, such as aluminum and steel, can be subject to significant volatility and there has not been a consistent and predictable trend in pricing. As part of the Company's efforts to manage cost, it attempts to pass-through increases in the cost of aluminum and steel to its customers. The Company's ability to pass-through aluminum premium costs to its customers varies by market. There can be no assurance that the Company will be able to recover from its customers the impact of any such increased costs.

Depreciation and Amortization

For the three months ended September 30, 2019 compared to 2018, depreciation and amortization expense decreased from $127 to $121 primarily due to the impact of foreign currency translation.

For the nine months ended September 30, 2019 compared to 2018, depreciation and amortization expense increased from $305 to $366 primarily due to depreciation and amortization of fixed assets and intangible assets recorded in connection with the Company's acquisition of Signode.

Selling and Administrative Expense

Selling and administrative expense was comparable for the three months ended September 30, 2019, compared to 2018. For the nine months ended September 30, 2019, compared to 2018, selling and administrative expense increased from $402 to $470 primarily due to the impact of the acquisition of Signode.

Interest Expense

For the three months ended September 30, 2019 compared to 2018, interest expense decreased from $105 to $95 primarily due to lower debt levels in the current year. For the nine months ended September 30, 2019 compared to 2018, interest expense increased from $282 to $290 due to higher outstanding debt from borrowings incurred to finance the Signode acquisition.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income before income taxes	$257	$293	$695	$646
Provision for income taxes	54	102	190	196
Effective income tax rate	21%	35%	27%	30%

The effective tax rate for the nine months ended September 30, 2019, included a charge of $15 to settle a tax contingency arising from a transaction that occurred prior to its acquisition of Signode.

For the three and nine months ended September 30, 2018, the Company's effective tax rate included a tax charge of $4 to adjust provisional amounts related to the Tax Act and $24 related to taxes on the distributions of foreign earnings, which were previously asserted to be indefinitely reinvested.

Net Income Attributable to Noncontrolling Interests

For the three months ended September 30, 2019 compared to 2018, net income attributable to noncontrolling interests decreased from $29 to $21 primarily due to lower earnings in the Company's beverage can operations in Brazil.

For the nine months ended September 30, 2019 compared to 2018, net income attributable to noncontrolling interests increased from $67 to $86 primarily due to higher earnings in the Company's beverage can operations in Brazil including the impact of a favorable court ruling related to the recovery of indirect taxes paid in prior years.

Liquidity and Capital Resources

Cash from Operations

Operating activities used cash of $232 for the nine months ended September 30, 2018 and provided cash of $201 for the nine months ended September 30, 2019. The improvement was primarily due to higher income from operations and changes in working capital partially offset by higher cash used for interest payments during the nine months ended September 30, 2019 related to outstanding borrowings incurred to finance the Signode acquisition.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was 43 days as of September 30, 2018 compared to 39 days as of September 30, 2019.

Inventory turnover was 54 days at September 30, 2018 compared to 64 days at September 30, 2019 primarily due to lower levels of beverage can inventory in 2018. Inventory turnover at September 30, 2019 increased compared to 61 days at December 31, 2018 due to seasonality in the Company's food and beverage can businesses. The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.
Days outstanding for trade payables was 87 days at September 30, 2018 compared to 85 days at September 30, 2019.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Investing Activities

Investing activities used cash of $3,719 for the nine months ended September 30, 2018 and $216 for the nine months ended September 30, 2019. In 2018, the Company paid $3,912 to acquire Signode and $25 for the settlement of a foreign exchange contract related to the acquisition.

Investing activities for the nine months ended September 30, 2018 also included cash collections of $490 related to beneficial interests in transferred receivables. In July 2018, the Company terminated its $200 North American securitization facility, which included a deferred purchase price component, and entered into a new securitization facility which removed the deferred purchase price component but requires the Company to maintain a deposit in a restricted cash account. Proceeds from the new securitization facility are included in the receivables line in the Company's Consolidated Statement of Cash Flows.

The Company currently expects capital expenditures for 2019 to be approximately $450.

Financing Activities

Financing activities provided cash of $3,902 for the nine months ended September 30, 2018 and used cash of $245 for the nine months ended September 30, 2019. In 2018, financing activities primarily included borrowings to finance the Signode acquisition.

Liquidity

As of September 30, 2019, $304 of the Company's $339 of cash and cash equivalents was located outside the U.S. The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $222 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental taxes on the repatriated funds.

As of September 30, 2019, the Company had $1,518 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less borrowings of $66 and outstanding standby letters of credit of $66. The Company could have borrowed this amount at September 30, 2019 and still been in compliance with its leverage ratio covenants.

Capital Resources

As of September 30, 2019, the Company had approximately $128 of capital commitments primarily related to its Americas Beverage and European Beverage segments. The Company expects to fund these commitments primarily through cash flows generated from operations.

Contractual Obligations

During the nine months ended September 30, 2019 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which information is incorporated herein by reference, except for the October 2019 debt issuance which is described in Note N to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2018 with respect to goodwill.

Goodwill Impairment

As of October 1, 2018, the estimated fair values of the European Aerosols and Specialty Packaging and the North America Food reporting units were 29% and 41% higher than their carrying values. These reporting units operate in low-growth environments with multiple competitors, which could result in lower selling prices. In addition, shifts in consumer demand could result in lower volumes. While the Company believes current Adjusted EBITDA projections are reasonable, the reporting units' ability to maintain or grow Adjusted EBITDA could be negatively impacted by the above factors. If Adjusted EBITDA of the European Aerosols and Specialty Packaging and the North America Food reporting units decreased by 21% and 26%, the fair value of these reporting units would approximate carrying value. To the extent future operating results were to decline, causing the estimated fair values to fall below carrying values, it is possible that an impairment charge of up to $87 for the European Aerosols and Specialty Packaging reporting unit and $114 for the North America Food reporting unit could be recorded.

In addition, as described in Note D, the Company recorded additional goodwill in 2018 in connection with the acquisition of Signode. The Transit Packaging reporting unit has goodwill of $1,489 as of September 30, 2019.

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

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2019, see Note M to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2019, the Company had $2.7 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $7 million before tax.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, or ARRC, has announced the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. At September 30, 2019, the Company does have contracts that are indexed to LIBOR, including cross-currency swap contracts and certain of its term loan facilities, and continues to monitor this activity and evaluate the related risks.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were no purchases of the Company's equity securities during the three months ended September 30, 2019.

In December 2016, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1 billion of the Company's common stock through the end of 2019. Share repurchases under the Company's programs may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of September 30, 2019, $669 million of the Company’s outstanding common stock may be repurchased under the program.

There were 115 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended September 30, 2019.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended September 30, 2019.

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

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.

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

Date: October 31, 2019