Form 10-K
period 2019-12-31
CROWN HOLDINGS INC
filed 2020-02-28
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
COMMISSION FILE NUMBER 000-50189
CROWN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania			75-3099507
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

770 Township Line Road	Yardley	PA	19067-4232
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 215-698-5100
____________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock $5.00 Par Value	CCK	New York Stock Exchange
7 3/8% Debentures Due 2026	CCK26	New York Stock Exchange
7 1/2% Debentures Due 2096	CCK96	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2019, 135,434,877 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $8,275,070,985 based on the New York Stock Exchange closing price for such shares on that date.
As of February 27, 2020, 135,753,410 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2020	Part III to the extent described therein

Crown Holdings, Inc.

2019 FORM 10-K ANNUAL REPORT

Crown Holdings, Inc.

PART I

ITEM 1.	BUSINESS

Crown Holdings, Inc. (the “Company” or the “Registrant”) (where the context requires, the “Company” shall include reference to the Company and its consolidated subsidiary companies) is a Pennsylvania corporation.

The Company is a worldwide leader in the design, manufacture and sale of packaging products and equipment for consumer goods and industrial products. The Company’s packaging for consumer goods includes steel and aluminum cans for food, beverage, household and other consumer products, glass bottles for beverage products, metal vacuum closures and steel crowns sold through the Company's sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The Company's packaging for industrial products includes steel and plastic strap consumables and equipment, paper-based protective packaging, and plastic film consumables and equipment, which are sold into the metals, food and beverage, construction, agricultural, corrugated and general industries.

At December 31, 2019, the Company operated 239 plants along with sales and service facilities throughout 47 countries and had approximately 33,000 employees. Consolidated net sales for the Company in 2019 were $11.7 billion with 70% derived from operations outside the U.S.

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

Additional financial information concerning the Company’s operating segments is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note Y to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the U.S., Brazil, Canada, the Caribbean, Colombia and Mexico. These operations manufacture beverage, food and aerosol cans and ends, glass bottles, specialty packaging, metal vacuum closures, steel crowns and aluminum caps. At December 31, 2019, the division operated 48 plants in seven countries and had approximately 7,500 employees. In 2019, the Americas Division had net sales of $4.4 billion.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, glass bottles, steel crowns and aluminum caps. Manufacturing facilities are located in the U.S., Brazil, Canada, Colombia and Mexico. Americas Beverage had net sales in 2019 of $3.4 billion and segment income (as defined under Note Y to the consolidated financial statements) of $534 million.

 EUROPEAN DIVISION

The European Division includes operations in Europe, the Middle East and Africa. These operations manufacture beverage, food and aerosol cans and ends, promotional packaging and metal vacuum closures and caps. At December 31, 2019, the division operated 60 plants in 22 countries and had approximately 11,500 employees. Net sales in 2019 were $3.6 billion.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends in Europe, the Middle East and North Africa. European Beverage had net sales in 2019 of $1.5 billion and segment income (as defined under Note Y to the consolidated financial statements) of $190 million.

Crown Holdings, Inc.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures, in Europe, Africa and the Middle East. European Food had net sales in 2019 of $1.9 billion and segment income (as defined under Note Y to the consolidated financial statements) of $205 million.

ASIA PACIFIC DIVISION

The Asia Pacific Division is a reportable segment primarily consisting of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and also includes non-beverage can operations, primarily food cans and specialty packaging. At December 31, 2019, the division operated 28 plants in eight countries and had approximately 4,500 employees.

The Asia Pacific segment had net sales in 2019 of $1.3 billion and segment income (as defined under Note Y to the consolidated financial statements) of $194 million.

TRANSIT PACKAGING DIVISION

The Company's Transit Packaging Division is a reportable segment which includes the Company’s industrial and protective solutions and equipment and tools businesses. Industrial solutions include steel strap, plastic strap, industrial film and other related products that are used in a wide range of industries, including steel, lumber, brick/block, corrugated boxes, food and beverage goods, agriculture products, and a large variety of other goods. Protective solutions include transit protection products, such as airbags, edge protectors, and honeycomb products that help prevent movement of, and/or damage to, a wide range of industrial and consumer goods during transport. Equipment and tools includes manual, semi-automatic and automatic equipment and tools, which are primarily used in end-of-line operations to apply consumables such as strap and film.

At December 31, 2019, the division operated 100 plants in 23 countries, including, Belgium, Germany, India, Sweden, Switzerland and the U.S., and had approximately 9,000 employees.

The Transit Packaging segment had net sales in 2019 of $2.3 billion and segment income (as defined under Note Y to the consolidated financial statements) of $290 million.

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

The beverage market is dynamic and highly competitive, with each packaging manufacturer working together with its customers to satisfy consumers’ ever-changing needs. The Company competes by offering its customers broad market knowledge, resources at all levels of its worldwide organization and extensive research and development capabilities that have enabled the Company to provide its customers with innovative products. The Company meets its customers’ beverage packaging needs with an array of two-piece beverage cans and ends and metal bottle caps. Innovations include the SuperEnd® and 360 End™ beverage can ends, and size variations. Size variations include slim and sleek cans for portion control, low calorie products or other product differentiation, as well as larger sizes for high volume consumption. The Company expects to continue to add capacity in many of its growing markets around the world.

Beverage can and glass bottle manufacturing is capital intensive, requiring significant investment in tools and machinery. The Company seeks to effectively manage its invested capital and is continuing its efforts to reduce the metal content of its cans and reduce non-metal costs, including water and energy usage, while improving production processes.

Crown Holdings, Inc.

Food Cans and Closures

The Company manufactures a variety of food cans and ends, including two-piece and three-piece cans in assorted shapes and sizes, and sells food cans to food marketers such as Abbott Laboratories, Bonduelle, Morgan Foods, Nestlé, Princes Group and Simmons Foods, among others. The Company offers a wide variety of metal vacuum closures and sealing equipment solutions to leading marketers such as Abbott Laboratories, Danone, Nestlé and Unilever, among others, from a network of metal vacuum closure plants around the world. The Company supplies total packaging solutions, including metal and composite closures, capping systems and services while working closely with customers, retailers and glass and plastic container manufacturers to develop innovative closure solutions and meet customer requirements.

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

Transit Packaging

The Company's transit packaging products are used to contain, unitize, and protect goods during manufacturing, transport, and warehousing and are sold around the world under a broad array of well-known brand names such as Signode, Strapex, Orgapack, Shippers Airbags, Angleboard, and MIMA. The Company serves diverse end markets, including metals, food and beverage, construction, agricultural, corrugated and general industrial. The Company's long operational history has resulted in a large base of equipment, which drives recurring revenue through the sale of consumables, parts and service offerings and future equipment replacement sales. The Company's customer concentration is low.

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

With its global reach, the Company primarily markets and sells products to customers through its own sales and marketing staffs. In some instances, contracts with customers are centrally negotiated, but products are ordered through and distributed directly by the Company’s local facilities. The Company’s facilities are generally located in proximity to their respective major customers. The Company works closely with customers in order to develop new business and to extend the duration of existing contracts.

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

COMPETITION

Most of the Company’s packaging products for consumer goods are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s competitors include, but are not limited to, Ardagh Group, Ball Corporation, Ball Metalpack, BWAY Corporation, Can-Pack S.A., Metal Container Corporation, Silgan Holdings Inc., and Trivium Packaging.

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

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world. Consolidation trends among beverage and food marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 28% of its 2019 net sales. In each of the years in the period 2017 through 2019, no one customer accounted for more than ten percent of the Company’s net sales. Each operating segment, with the exception of the Transit Packaging Segment, has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the caption "Products". In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

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

Crown Holdings, Inc.

The Transit Packaging Division is well known throughout its markets for its ability to drive product innovation and leadership in new technologies. The division focuses on market driven innovation and has a long history of creating product and service solutions that solve problems and create value for its customers. The division's individual business units are primarily responsible for designing and executing their own research and development projects and the division's development process is comprised of a customer-oriented, "outside-in" approach. The division works with customers to determine their most pressing industrial packaging challenges, utilizing a rigorous multi-step product development process to ensure that they shape the ultimate product for both the customer and the broader market. Transit Packaging's track record of new product innovation is largely due to the success of this model.

The Transit Packaging Division has been an industry leader in industrial packaging innovation over the last 100 years as evidenced by their introduction of the first strap packaging product (1913), the first fully-automatic strapping machine (1946), the industry's first battery operated plastic strap hand tools (1995), and most recently the industry's first battery-operated steel strap hand tools (2013). At the core of its intellectual property strategy is a focus on obtaining quality patents that cover key products and technologies, in alignment with its business objectives. The Transit Packaging Division has grown its global patent portfolio to over 335 United States issued patents or pending patent applications and over 1,230 foreign issued patents or pending patent applications. The portfolio broadly covers about 370 customized technologies and spans diverse business platforms, as well as the different countries in which it operates.

The Company spent $55 million in 2019, $51 million in 2018, and $39 million in 2017 in its RD&E activities. Certain of these activities are expected to improve and expand the Company's product lines in the future. These expenditures include projects to improve manufacturing efficiencies, reduce unit costs, and develop new and improved value-added packaging systems.

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

In 2019, consumption of steel and aluminum represented 20% and 34% of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to the overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, could cause uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices or set repricing dates, and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The Company generally attempts to mitigate its steel and aluminum price risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

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

EMPLOYEES

At December 31, 2019, the Company had approximately 33,000 employees. Collective bargaining agreements with varying terms and expiration dates cover approximately 18,000 employees. The Company does not expect that renegotiation of the agreements expiring in 2020 will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

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

The Company's international operations, which generated approximately 70% of its consolidated net sales in 2019, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company's liquidity and net income. The Company's international operations generated approximately 70%, 73% and 78% of its consolidated net sales in the years ended 2019, 2018 and 2017. In addition, the Company's business strategy includes continued expansion of international activities, including within developing markets and areas, such as the South America, Eastern Europe and Asia, that may pose greater risk of political or economic instability. Approximately 35% of the Company's consolidated net sales in the year ended 2019 and 2018 and approximately 38% of the Company's consolidated net sales in the years ended 2017 were generated outside of the developed markets in Western Europe, the United States and Canada. Furthermore, if global economic conditions deteriorate, there will likely be a negative effect on the Company's business, as well as the businesses of the Company's customers and suppliers. Further, if a downturn in European economic conditions ultimately leads to a significant devaluation of the euro, the value of the Company's financial assets that are denominated in euro would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company's overall business, prospects, operating results, financial condition and cash flows.

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

•	war, civil disturbance, global or regional catastrophic events, natural disasters, including in emerging markets, and acts of terrorism;

Crown Holdings, Inc.

•	geographical concentration of the Company's factories and operations and regional shifts in its customer base;

•	periodic health epidemic concerns, such as the recent coronavirus outbreak in China;

•	the complexity of managing global operations; and

•	compliance with applicable anti-corruption or anti-bribery laws.

There can be no guarantee that a deterioration of economic conditions in countries in which the Company operates or may seek to operate in the future would not have a material impact on the Company's results of operations.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The Company's international operations generated approximately 70%, 73% and 78% of its consolidated net sales in the years ended 2019, 2018 and 2017. Volatility in exchange rates may increase the costs of its products, impair the purchasing power of its customers in different markets, result in significant competitive benefit to certain of its competitors who incur a material part of their costs in other currencies than it does, and increase its hedging costs and limit its ability to hedge exchange rate exposure. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and "Quantitative and Qualitative Disclosure about Market Risk" in this Annual Report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2019, a 0.10 movement in the average euro rate would have reduced net income by $11 million.

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

Crown Holdings, Inc.

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

The prices of certain raw materials used by the Company, such as steel, aluminum, resins and processed energy, have historically been subject to volatility. In 2019, consumption of steel and aluminum represented 20% and 34% of the Company's consolidated cost of products sold, excluding depreciation and amortization. While certain, but not all, of the Company's contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. Significant increases in raw material costs may increase the Company's working capital requirements, which may increase the Company's average outstanding indebtedness and interest expense and may exceed the amounts available under the Company's senior secured credit facilities and other sources of liquidity. In addition, the Company hedges raw material costs on behalf of certain customers and may suffer losses if such customers are unable to satisfy their purchase obligations.

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

The Company has substantial outstanding indebtedness. As a result of the Company's substantial indebtedness, a significant portion of the Company's cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2019, the Company and its subsidiaries had approximately $8.0 billion of indebtedness.

The Company’s current sources of liquidity includes a securitization facility with a program limit up to a maximum of $375 that expires in July 2020, a securitization facility with a program limit of $265 that expires in November 2022, and an uncommitted securitization facility with a program limit of $175 that expires in December 2020. Additional sources of the Company's liquidity include borrowings that mature as follows: its $1,650 billion revolving credit facilities in December 2024; its €650 million ($729 million at December 31, 2019) 4.0% senior notes in July 2022; its $1 billion 4.50% senior notes in January 2023; its €335 million

Crown Holdings, Inc.

($376 million at December 31, 2019) 2.25% senior notes in February 2023; its €550 million ($617 million at December 31, 2019) 0.75% senior notes in February 2023; its €600 million ($673 million at December 31, 2019) 2.625% senior notes in September 2024; its €600 million ($673 million at December 31, 2019) 3.375% senior notes in May 2025; its $875 million 4.75% senior notes in February 2026; its €500 million ($561 million at December 31, 2019) 2.875% senior notes in February 2026; its $400 million 4.25% senior notes in September 2026; its $350 million 7.375% senior notes in December 2026; its $40 million 7.5% senior notes in December 2096; and its $45 million of other indebtedness in various currencies at various dates through 2036. In addition, the Company’s term loan facilities mature as follows: $40 million in 2020, $40 million in 2021, $80 million in 2022, $80 million in 2023, and $1,365 million in 2024.

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

As of December 31, 2019, approximately $1.6 billion of the Company's $8.0 billion of total indebtedness and other outstanding obligations were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $378 million, $384 million and $252 million for 2019, 2018 and 2017, respectively. Based on the amount of variable rate debt outstanding at December 31, 2019, a 0.25% increase in variable interest rates would increase its annual interest expense by approximately $4 million before tax. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 0.25% increase in these floating interest rates could be more than $4 million as the Company’s average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2019. In addition, the cost of the Company’s securitization and factoring facilities would also increase with an increase in floating interest rates. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

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

As of December 31, 2019, Crown Cork's accrual for pending and future asbestos-related claims and related legal costs was $273 million, including $232 million for unasserted claims. The Company determines its accrual without limitation to a specific time period. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary's insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note O to the Company's audited consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork's ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

During the year ended December 31, 2019, Crown Cork received approximately 2,000 new claims, settled or dismissed approximately 2,000 claims, and had approximately 56,000 claims outstanding at the end of the period. Of these outstanding claims, approximately 16,500 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 39,500 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 1,500 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 19,000 were filed in other states. The outstanding claims at December 31, 2019 also exclude approximately 19,000 inactive claims. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states where the Company's liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company's businesses arising from these defenses will not increase materially.

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

Crown Cork made cash payments of $22 million, $21 million and $30 million in 2019, 2018 and 2017 for asbestos-related claims including settlement payments and legal fees. These payments and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

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

As a result of the uncertainties regarding its asbestos-related liabilities and its reduced cash flow, the ability of the Company to raise new money in the capital markets is more difficult and more costly, and the Company may not be able to access the capital markets in the future. Further information regarding Crown's Cork's asbestos-related liabilities is presented within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Critical Accounting Policies” and under Note O to the Company's audited consolidated financial statements included in this Annual Report.

Crown Holdings, Inc.

The Company has significant pension plan obligations worldwide and significant unfunded postretirement obligations, which could reduce its cash flow and negatively impact its results of operations and its financial condition.

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2019, 2018 and 2017, the Company contributed $23 million, $20 million and $294 million to its pension plans. Pension expense was $66 million, including settlement charges of $44 million and a curtailment gain of $14 million, in 2019 and is expected to be $22 million in 2020, using foreign currency exchange rates in effect at December 31, 2019. In addition, the Company may trigger additional settlement charges in 2020 of approximately $30 million. A 0.25% change in the 2020 expected rate of return assumptions would change 2020 pension expense by approximately $12 million. A 0.25% change in the discount rates assumptions as of December 31, 2019 would change 2019 pension expense by approximately $2 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $21 million in 2020, $52 million in 2021, $37 million in 2022, $69 million in 2023 and $115 million in 2024. Future changes in the factors used to determine pension contributions, including investment performance of plan assets, could have a significant impact on the Company’s future contributions and its cash flow available for debt reduction, capital expenditures or other purposes.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company's pension plans and the ongoing funding requirements of those plans. Among other factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations and profitability. See Note R to the Company's audited consolidated financial statements in this Annual Report. As long as the Company continues to maintain its various pension plans, the Company will continue to incur additional pension obligations. The Company's pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity and hedge funds. If the performance of plan assets does not meet the Company's assumptions or discount rates decline, the underfunding of the pension plans may increase and the Company may have to contribute additional funds to the pension plans, and the Company's pension expense may increase. In addition, the Company's supplemental executive retirement plan and retiree medical plans are unfunded.

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the notes. In addition, as of December 31, 2019 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $164 million, based on assumptions set forth under Note R to the Company's audited consolidated financial statements in this Annual Report.

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

The majority of the Company's sales are to companies that have leading market positions in the sale of packaged food, beverages and household products to consumers. Although no one customer accounted for more than 10% of its net sales in the years ended 2019, 2018 or 2017, the loss of any of its major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company's net sales and net income. A continued consolidation of the Company's customers could exacerbate any such loss.

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

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company's operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to operating permits, treatment, storage and disposal of waste, the use of chemicals in the Company's products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company's operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. Although the U.S. FDA currently permits the use of bisphenol-A in food packaging materials and confirmed in a January 2010 update that studies employing standardized toxicity tests have supported the safety of current low levels of human exposure to bisphenol-A, the FDA in that January 2010 update noted that more research was needed, and further suggested reasonable steps to reduce exposure to bisphenol-A. The FDA subsequently entered into a consent decree under which it agreed to issue, by March 31, 2012,

Crown Holdings, Inc.

a final decision on a citizen’s petition requesting the agency take further regulatory steps with regard to bisphenol-A. On March 30, 2012, the FDA denied the request, responding, in part, that the appropriate course of action was to continue scientific study and review of all new evidence regarding the safety of bisphenol-A. In March 2010, the EPA issued an action plan for bisphenol-A, which includes, among other things, consideration of whether to add bisphenol-A to the chemical concern list on the basis of potential environmental effects and use of the EPA’s Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. Moreover, certain U.S. Congressional bodies, states and municipalities, as well as certain foreign nations and some member states of the European Union, such as Denmark, Belgium and France, have considered, proposed or already passed legislation banning or suspending the use of bisphenol-A in certain products or requiring warnings regarding bisphenol-A. In July 2012, the FDA banned the use of bisphenol-A in baby bottles and children’s drinking cups, and in July 2013, the FDA banned the use of bisphenol-A in epoxy resins that coat infant formula cans. In France, the production, importation, exportation and the placement on the market of baby bottles containing bisphenol-A was suspended by a law of 2010. This suspension was extended in 2013 to packaging and utensils for food intended for children under 3 and in 2015 to packaging and utensils for all other foods. Following a decision of the French Constitutional Court, the suspension is currently limited to the importation and the placement on the market of those packaging and utensils containing bisphenol-A. The law also includes certain product labeling requirements. More generally, France is very attentive to the issue of endocrine disruptors and food safety (e.g. Food Conference in 2017 (Etats généraux de l’alimentation)). In the first quarter of 2014, the European Food Safety Authority recommended that the tolerable daily intake of bisphenol-A be lowered. Further, the U.S. or additional international, federal, state or other regulatory authorities could restrict or prohibit the use of bisphenol-A in the future. For example, in 2015, the State of California declared bisphenol-A a reproductive system hazard and listed BPA as a hazardous chemical under California’s Safe Water and Toxic Environment Act, which may trigger a requirement to include warning labels on consumer items containing bisphenol-A. In addition, recent public reports, litigation and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company's products and adversely impact sales or otherwise disrupt the Company's business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

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

Impairment of the Company's goodwill would require a write down of goodwill, which would reduce the Company's net income in the period of any such write down. At December 31, 2019, the carrying value of the Company's goodwill was $4.4 billion. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential

Crown Holdings, Inc.

impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

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

The United Kingdom has ceased to be a member of the European Union ("E.U.") on January 31, 2020, with a transition period through December 31, 2020 (commonly referred to as "Brexit"). During such period, the United Kingdom continues to apply E.U. law and is treated for all material purposes as part of the E.U. There is uncertainty as to the scope, nature and terms of the relationship between the United Kingdom and the E.U. after Brexit as negotiations for the terms of the Brexit continue. The uncertainty could continue to adversely affect economic and market conditions in the United Kingdom, in the E.U. and its member states and elsewhere, and also contribute to uncertainty and instability in global financial markets. In particular, Brexit

Crown Holdings, Inc.

significantly impacts volatility, liquidity and/or the market value of securities. Accordingly, Brexit could adversely affect the Company's business, results of operations, financial condition and cash flows.

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

New accounting standards or pronouncements that may become applicable to the Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on the Company's reported results for the affected periods. The Company is also subject to income tax in the numerous jurisdictions in which the Company operates. Increases in income tax rates or other changes to tax laws could reduce the Company's after-tax income from affected jurisdictions or otherwise affect the Company's tax liability. For example, while final regulations related to certain elements of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") have been promulgated, other elements, including the limitation of tax deductions for interest expense, the treatment of global intangible low-taxed income and foreign-derived intangible income for Corporate taxpayers and the allocation of deductions for purposes of computing the foreign tax credit limitation, among others, are pending final regulations from the Internal Revenue Service and the enactment of these final regulations could adversely affect the Company's financial results.

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

As of December 31, 2019, the Company operated 239 manufacturing facilities of which 69 were leased. The Company has four divisions, primarily defined geographically, within which it manufactures and markets its products. The Americas Division had 48 operating facilities of which eight were leased. Within the Americas Division, 28 facilities operated in the U.S. of which six were leased. The European Division had 60 operating facilities of which nine were leased and the Asia Pacific Division had 28 operating facilities of which three were leased. The Transit Packaging Division had 100 operating facilities of which 47 were leased. The Company also had three canmaking equipment and spare part operations in the U.S. and the U.K., one of which was a leased facility. Certain leases provide renewal or purchase options. The principal manufacturing facilities at December 31, 2019 are listed below and are grouped by product and by division.

The Company’s Americas and Corporate headquarters is in Yardley, Pennsylvania. Its European headquarters is in Baar, Switzerland, its Asia Pacific headquarters is in Singapore and its Transit Packaging headquarters is in Glenview, Illinois. The Company maintains research facilities in Alsip, Illinois and Wantage, England.

The Company’s manufacturing and support facilities are designed according to the requirements of the products to be manufactured. Therefore, the type of construction may vary from plant to plant. Warehouse space is generally provided at each of the manufacturing locations, although the Company also leases outside warehouses.

Ongoing productivity improvements and cost reduction efforts in recent years have focused on upgrading and modernizing facilities to reduce costs, improve efficiency and productivity and phase out uncompetitive facilities. The Company has also opened new facilities to meet increases in market demand for its products. These actions reflect the Company’s continued commitment to realign manufacturing facilities to maintain its competitive position in its markets. The Company continually reviews its operations and evaluates strategic opportunities. Further discussion of the Company’s recent restructuring actions is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Provision for Restructuring,” and under Note L to the consolidated financial statements.

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

Crown Holdings, Inc.

	Americas		Europe		Asia Pacific
Beverage and Closures	Kankakee, IL	Manaus, Brazil	Custines, France	Sevilla, Spain	Phnom Penh, Cambodia (2)
	Mankato, MN	Ponta Grossa, Brazil	Korinthos, Greece	Valencia, Spain	Sihanoukville, Cambodia
	Batesville, MS	Rio Verde, Brazil	Patras, Greece	El Agba, Tunisia	Hangzhou, China
	Nichols, NY	Calgary, Canada	Amman, Jordan	Izmit, Turkey	Heshan, China
	Dayton, OH	Weston, Canada	Dammam, Saudi Arabia	Osmaniye, Turkey	Ziyang, China
	Cheraw, SC	Santafe de Bogota,	Jeddah, Saudi Arabia	Dubai, UAE	Karawang, Indonesia
	Conroe, TX	Colombia	Kosice, Slovakia	Botcherby, U.K.	Bangi, Malaysia
	Fort Bend, TX	Chihuahua, Mexico	Agoncillo, Spain	Braunstone, U.K.	Yangon, Myanmar
	Winchester, VA	Ensenada, Mexico			Singapore
	Olympia, WA	Guadalajara,			Nong Khae, Thailand
	La Crosse, WI	Mexico			Danang, Vietnam
	Worland, WY	Monterrey, Mexico (2)			Dong Nai, Vietnam
	Cabreuva, Brazil	Orizaba, Mexico			Hanoi, Vietnam
	Teresina, Brazil	Toluca, Mexico			Ho Chi Minh City, Vietnam
Estancia, Brazil

Food and Closures	Owatonna, MN	Hanover, PA	Carpentras, France	Abidjan, Ivory Coast	Bangpoo, Thailand
	Omaha, NE	Suffolk, VA	Concarneau, France	Toamasina, Madagascar	Hat Yai, Thailand
	Lancaster, OH	Oshkosh, WI	Laon, France	Agadir, Morocco	Nakhon Pathom, Thailand
	Massillon, OH	Kingston, Jamaica	Nantes, France	Casablanca, Morocco	Samrong, Thailand
	Mill Park, OH	La Villa, Mexico	Outreau, France	Goleniow, Poland	Songkhla, Thailand
	Connellsville, PA	Barbados, West Indies	Perigueux, France	Pruszcz, Poland
			Mühldorf, Germany	Alcochete, Portugal
			Seesen, Germany (2)	Novotitarovskaya, Russia
			Thessaloniki, Greece	Timashevsk, Russia
			Tema, Ghana	Aldeanueva De Ebro, Spain
			Kornye, Hungary	Las Torres De Cotillas,
			Nagykoros, Hungary	Spain
			Athy, Ireland	Llanera, Spain
			Aprilia, Italy	Merida, Spain
			Battipaglia, Italy	Osuna, Spain
			Calerno S. Ilario d’Enza,	Pontavedra, Spain
			Italy	Sevilla, Spain
			Nocera Superiore, Italy	Karacabey, Turkey
			Parma, Italy	Wisbech, U.K.

Aerosol	Alsip, IL	Faribault, MN	Spilamberto, Italy (2)	Sutton, U.K.
	Decatur, IL	Spartanburg, SC

Promotional & Specialty Packaging	Belcamp, MD		Chatillon-sur-Seine, France	Carlisle, U.K.	Henan, China
			Hoorn, Netherlands	Mansfield, U.K.	Huizhou, China
Kunshan, China
Qingdao Chengyan, China
Shanghai, China
Tianjin, China
Singapore
Dong Nai, Vietnam

Canmaking	Norwalk, CT	Chippewa Falls, WI	Shipley, U.K. (2)
Equipment	Trevose, PA	Acayucan, Mexico
and Other

Crown Holdings, Inc.

	Americas		Europe		Asia Pacific
Transit	Benton, AR (2)	Cincinnati, OH	Virton, Belgium	Gorey, Ireland	Derrimut, Australia
Packaging	Fordyce, AR	Cleveland, OH	Kardjali, Bulgaria	Kilkenny, Ireland	Kurri Kurri, Australia
	Sheridan, AR	Loveland, OH	Noerresundby, Denmark	Nairobi, Kenya	Qingdao, China
	Phoenix, AZ	Elizabethtown, PA	Soenderborg, Denmark	Heerlen, Netherlands	Bangalore, India (3)
	Bay Point, CA	Hazleton, PA	Liljendal, Finland	Nuenen, Netherlands	Dahej, India
	Stockton, CA	South Canaan, PA	Masku, Finland	Zwijndrecht, Netherlands	Karnataka, India
	Denver, CO	Imperial, PA	Castelsarrasin, France	Kosice, Slovakia	Rudrapur, India
	Carrollton, GA	East Providence, RI (2)	Fontaine les Luxeuil,	Burseryd, Sweden	Rudraram, India (2)
	Douglasville, GA	Chapin, SC	France	Hjo, Sweden	Silvassa, India (2)
	LaGrange, GA	Darlington, SC (2)	Manneville sur Risle,	Sandared, Sweden	Pohang, South Korea
	Macon, GA	Greer, SC	France	Ystad, Sweden	Sriracha, Thailand
	Bridgeview, IL	Latta, SC	Tournus, France	Dietikon, Switzerland (2)
	Dixmoor, IL	Orange, TX	Dinslaken, Germany (2)	Merenschwand, Switzerland
	Glenview, IL	San Antonio, TX	Goldkronach, Germany	Izmir, Turkey
	Kankakee, IL (2)	Danville, VA	Hilden, Germany	Andover, U.K.
	Elkhart, IN	Martinsville, VA	Nurnberg, Germany	Dudley, U.K.
	Gary, IN	Woodland, WA	Weischlitz, Germany
	Florence, KY	Cabreuva, Brazil
	Monroe, LA	Cambridge Ontario,
	West Monroe, LA	Canada
	Brighton, MI	Amatlan de los Reyes,
	Eden, NC	Mexico
	Salisbury, NC (2)	Cienega de Flores,
	Irvington, NJ	Mexico
	Newark, NJ	Toluca, Mexico

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2019, the accrual for pending and future asbestos claims and related legal costs that are probable and estimable was $273 million.

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
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in “Directors, Executive Officers and Corporate Governance” of this Annual Report.

Crown Holdings, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is listed on the New York Stock Exchange under ticker symbol CCK. On February 27, 2020 there were 3,825 registered shareholders of the Registrant’s common stock, including 1,352 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2019 is set forth in Part II of this Annual Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth under Note T to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2019, there were 71,288 of the Company's shares surrendered to cover taxes on the vesting of restricted stock.

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE (a)
Comparison of Five-Year Cumulative Total Return (b)
Crown Holdings, S&P 500 Index, Dow Jones U.S. Containers & Packaging Index (c)

December 31,	2014	2015	2016	2017	2018	2019
Crown Holdings	$100	$100	$103	$111	$82	$143
S&P 500 Index	100	101	114	138	132	174
Dow Jones U.S. Containers & Packaging Index	100	96	114	136	111	142

(a)
The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company's filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(b)	Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2014 and that all dividends were reinvested.

(c) Industry index is weighted by market capitalization and, as of December 31, 2019, was composed of Crown Holdings, Amcor, AptarGroup, Avery Dennison, Ball, Berry Global, Graphic Packaging, International Paper, O-I Glass, Packaging Corp. of America, Sealed Air, Silgan, Sonoco and WestRock.

Crown Holdings, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share, ratios and other statistics)	2019	2018 (a) (b)	2017	2016	2015 (c)
Summary of Operations
Net sales	$11,665	$11,151	$8,698	$8,284	$8,762
Cost of products sold, excluding depreciation and amortization	9,349	9,028	7,006	6,623	7,140
Depreciation and amortization	490	425	247	247	237
Selling and administrative expense	631	558	367	366	382
Provision for asbestos	—	—	3	21	26
Restructuring and other	(26)	44	51	30	64
Goodwill impairment	25	—	—	—	—
Loss from early extinguishments of debt	27	—	7	37	9
Other pension and postretirement	13	(25)	(53)	(24)	(14)
Interest expense, net of interest income	361	363	237	231	259
Foreign exchange	9	18	4	(16)	20
Income before income taxes and equity earnings	786	740	829	769	639
Provision for income taxes	166	216	401	186	178
Equity in net earnings of affiliates	5	4	—	—	—
Net income	625	528	428	583	461
Net income attributable to noncontrolling interests	(115)	(89)	(105)	(87)	(68)
Net income attributable to Crown Holdings	$510	$439	$323	$496	$393

Financial Position at December 31
Working capital	$103	$166	$(176)	$(55)	$141
Total assets (d)	15,505	15,262	10,663	9,599	10,050
Total cash and cash equivalents	607	607	424	559	717
Total debt	7,955	8,663	5,314	4,911	5,518
Total equity	2,092	1,286	923	668	385

Common Share Data (dollars per share)
Earnings:
Basic	$3.81	$3.28	$2.39	$3.58	$2.85
Diluted	3.78	3.28	2.38	3.56	2.82

Market price on December 31	72.54	41.57	56.25	52.57	50.70

Number of shares outstanding at year-end	135.6	135.2	134.3	139.8	139.4
Average shares outstanding:
Basic	133.9	133.6	135.3	138.5	137.9
Diluted	134.9	133.9	135.6	139.3	139.1

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
(b) Includes the results of the Signode acquisition from April 3, 2018 through December 31, 2018.
(c) Includes the results of the Empaque acquisition from February 18, 2015 through December 31, 2015.
(d) On January 1, 2019, the Company adopted new accounting guidance on lease accounting. This guidance was applied on a
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
(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the three-year period ended December 31, 2019. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

BUSINESS STRATEGY AND TRENDS

The Company's strategy is to grow its businesses in targeted growth markets, while improving operations and results in more mature markets through disciplined pricing, cost control and careful capital allocation.

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

In November 2019, the Company announced a Board-led review of the Company's portfolio and capital allocation, which is ongoing.

The Company's global beverage can business continues to be a major strategic focus for organic growth. For several years, global industry demand for beverage cans has been growing and this is expected to continue in the coming years. After many years of relatively flat volumes, beverage can growth in North America has accelerated mainly due to the outsized portion of new beverage products being introduced in cans versus other packaging formats. In addition, markets such as Brazil, Europe and Southeast Asia have also experienced higher volumes and market expansion. Beverage cans are the world’s most sustainable and recycled beverage packaging and continue to gain market share in new beverage product launches. The Company continues to drive brand differentiation by increasing its ability to offer multiple product sizes.

In addition, the Company continues to generate strong returns on invested capital and significant cash flow from its non-beverage can operations including its global food can and transit packaging businesses. The Company's primary capital allocation focus will be to reduce leverage, as was successfully accomplished following previous acquisitions, and begin to return capital to its shareholders.

RESULTS OF OPERATIONS

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure generally defined by the Company as income from operations adjusted to exclude intangibles amortization charges, provisions for asbestos and restructuring and other, and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European segments, the Canadian dollar and Mexican peso in the Company's Americas segments, the Chinese renminbi, Malaysian ringgit and Thai baht in the Company's Asia Pacific segment and the euro in the Company's Transit Packaging segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

NET SALES AND SEGMENT INCOME

	2019	2018	2017
Net sales	$11,665	$11,151	$8,698
Year ended December 31, 2019 compared to 2018

Net sales increased primarily due to $569 from an additional three months of Signode's operations and 3% higher global beverage sales unit volumes, partially offset by the impact of foreign currency translation.

Crown Holdings, Inc.

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

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets have experienced recent market growth due to the introduction of new beverage products in cans versus other packaging formats. To meet volume requirements in the U.S. and Canadian beverage can markets, the Company has begun construction of a third line at its Nichols, NY facility which is expected to begin production during the second quarter of 2020. Additionally, a new beverage can line at the Weston, Ontario plant began production in January 2020.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. In January 2018, the Company commenced operations at a new glass bottle facility in Chihuahua, Mexico, to serve the expanding beer market in the northern part of the country. Additionally, in November 2019, the Company commenced operations at a new one-line beverage can facility in Rio Verde, Brazil.

Net sales and segment income in the Americas Beverage segment were as follows:

	2019	2018	2017
Net sales	$3,369	$3,282	$2,928
Segment income	534	454	470

Year ended December 31, 2019 compared to 2018

Net sales increased primarily due to 2% higher sales unit volumes partially offset by the pass-through of lower aluminum costs and $20 from the impact of foreign currency translation.

Segment income increased primarily due to higher sales unit volumes, lower freight costs and improved pricing in North America.

Year ended December 31, 2018 compared to 2017

Net sales increased primarily due to 6% higher sales unit volumes and the pass-through of higher aluminum costs of $167 partially offset by $11 from the impact of foreign currency translation.

Segment income decreased primarily due to higher freight costs in North America, which offset the impact of higher sales unit volumes.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the Western European beverage can markets have been growing.

In October 2018, the first line of a new beverage can plant in Valencia, Spain began operations and a second line began operations in February 2019. The multi-year project to convert beverage can capacity in Spain from steel to aluminum is nearing completion as both lines in the Seville, Spain plant, which have multi-size capability, will be in commercial production in the second quarter of 2020. Additionally, in December 2018, the Company commenced operations at a new one-line plant in Parma, Italy.

Crown Holdings, Inc.

Net sales and segment income in the European Beverage segment were as follows:

	2019	2018	2017
Net sales	$1,497	$1,489	$1,457
Segment income	190	193	235

Year ended December 31, 2019 compared to 2018

Net sales increased primarily due to 6% higher sales unit volumes, partially offset by $56 related to the impact of foreign currency translation and the pass-through of lower aluminum costs.
Segment income decreased primarily due to higher depreciation related to recent capacity expansion and line conversions and $5 from the impact of foreign currency translation, partially offset by higher sales unit volumes.
Year ended December 31, 2018 compared to 2017

Net sales increased primarily due to $34 related to the impact of foreign currency translation and the pass-through of higher raw material costs, partially offset by 10% lower sales unit volumes in the Middle East.

Segment income decreased primarily due to lower sales in the Middle East and higher startup costs at new operations.

European Food

The European Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market where consumer preference continues to favor the can due to product protection and food preservation, however, challenging harvest yields have led to volume declines in recent years.

Net sales and segment income in the European Food segment were as follows:

	2019	2018	2017
Net sales	$1,887	$1,982	$1,935
Segment income	205	257	264

Year ended December 31, 2019 compared to 2018

Net sales decreased primarily due to $102 from the impact of foreign currency translation, partially offset by the pass-through of higher raw material costs.
Segment income decreased primarily due to unfavorable product mix, higher tinplate and other operating costs that were not fully passed through in selling price and $11 from the impact of foreign currency translation.
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

Asia Pacific

The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. Production began at a new beverage can plant in Yangon, Myanmar in July 2018. A third beverage can line at the Phnom Penh, Cambodia plant commenced operations in January 2019 and the Company has begun construction of a new beverage can plant in Nong Khae, Thailand, which will begin production during the third quarter of 2020. In response to market conditions in China, the Company closed its Putian facility in 2018 and its Huizhou

Crown Holdings, Inc.

facility in early 2019. Following these closures, the Company has three beverage can plants in China with approximately $75 in annual sales.

Net sales and segment income in the Asia Pacific segment were as follows:

	2019	2018	2017
Net sales	$1,290	$1,316	$1,177
Segment income	194	186	168

Year ended December 31, 2019 compared to 2018

Net sales decreased primarily due to lower sales unit volumes related to plant closures in China and the pass-through of lower aluminum costs, partially offset by 12% higher sales unit volumes in Southeast Asia.

Segment income increased due to higher sales unit volumes.

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

Net sales and segment income in the Transit Packaging segment were as follows:

	2019	2018
Net sales	$2,274	1,800
Segment income	290	255

Year ended December 31, 2019 compared to 2018

Net sales and segment income increased primarily due to $569 and $73 from an additional quarter of ownership in 2019 partially offset by lower sales unit volumes due to a slowdown in manufacturing activity in many global markets, unfavorable product mix and $33 and $4 from the impact of foreign currency translation.

Non-reportable Segments

The Company's non-reportable segments include its North American food can business, its European aerosol can and promotional packaging business, its North American aerosol can business and its tooling and equipment operations in the U.S. and U.K.

Net sales and segment income in non-reportable segments were as follows:

	2019	2018	2017
Net sales	$1,348	$1,282	$1,201
Segment income	126	122	123

Year ended December 31, 2019 compared to 2018

Net sales increased primarily due to the pass-through of higher tinplate costs and 5% higher sales unit volumes in the Company's North America food can business partially offset by lower sales unit volumes in the Company's equipment operations and $17 from the impact of foreign currency translation.

Crown Holdings, Inc.

Segment income increased primarily due to higher sales unit volumes and lower freight costs in the Company's North America food can business and favorable product mix in the Company's equipment operations, partially offset by higher tinplate and other operating costs in the Company's global aerosol businesses that were not fully passed through in selling price.

Year ended December 31, 2018 compared to 2017

Net sales increased primarily due to $67 related to the pass-through of higher tinplate costs in the North America food can business and global aerosol businesses and $12 related to the impact of foreign currency translation. Higher sales volumes in the Company's North America food can business and equipment operations were offset by lower sales unit volumes in the Company's global aerosol businesses.

Segment income was comparable as the impact of higher sales unit volumes in the North America food can business and the Company's equipment operations were partially offset by higher freight costs in the North America food can business.

Corporate and unallocated

	2019	2018	2017
Corporate and unallocated	$(158)	$(139)	$(143)

Corporate and unallocated costs increased from 2018 to 2019 primarily due to higher incentive compensation in 2019 and lower claims activity in 2018.

COST OF PRODUCTS SOLD (EXCLUDING DEPRECIATION AND AMORTIZATION)

Cost of products sold (excluding depreciation and amortization) increased from $9,028 in 2018 to $9,349 in 2019 primarily due to the Signode acquisition in April 2018, partially offset by $214 from the impact of foreign currency translation.

Cost of products sold (excluding depreciation and amortization) increased from $7,006 in 2017 to $9,028 in 2018 primarily due to the Signode acquisition, the impact of higher raw material costs and $115 from the impact of foreign currency translation.

Cost of products sold (excluding depreciation and amortization) as a percentage of net sales was 80% in 2019 and 81% in 2018 and 2017.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased from $425 in 2018 to $490 in 2019 primarily due to the impact of an additional quarter of ownership of Signode in 2019 and higher depreciation due to recent capacity expansion.

Depreciation and amortization expense increased from $247 in 2017 to $425 in 2018 primarily due to the impact of the Signode acquisition.

SELLING AND ADMINISTRATIVE EXPENSE

Selling and administrative expense increased from $367 in 2017 to $558 in 2018 and $631 in 2019 primarily due to the impact of the Signode acquisition.

INTEREST EXPENSE

Interest expense decreased from $384 in 2018 to $378 in 2019 primarily due to lower interest rates offset by higher average outstanding debt incurred to finance the Signode acquisition.

Interest expense increased from $252 in 2017 to $384 in 2018 primarily due to higher outstanding debt from borrowings incurred to finance the Signode acquisition.

Crown Holdings, Inc.

TAXES ON INCOME

The Company's effective income tax rates were as follows:

	2019	2018	2017
Income before income taxes	$786	$740	$829
Provision for income taxes	166	216	401
Effective income tax rate	21.1%	29.2%	48.4%

The lower effective tax rate in 2019 was primarily due to a tax benefit of $36 from the release of a valuation allowance against the Company's net deferred tax assets in Luxembourg and a tax benefit of $9 arising from tax law changes in India, partially offset by a charge of $15 to settle a tax contingency arising from a transaction that occurred prior to the acquisition of Signode.

The effective rate in 2018 included $24 related to taxes on the distributions of foreign earnings, which were previously asserted to be indefinitely reinvested.

The higher effective tax rate in 2017 was primarily due to a net charge of $177 to recognize the impact of U.S. federal tax reform which reduced the U.S. corporate tax rate from 35% to 21%, imposed a limitation on the tax deduction for interest expense, net of interest income, to 30% of a U.S. corporation's adjusted taxable income and also changed certain provisions related to the taxation of non-U.S. subsidiary earnings.

For additional information regarding income taxes, see Note S to the consolidated financial statements and the Critical Accounting Policies section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s policies with respect to valuation allowances.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interest increased from $89 in 2018 to $115 in 2019 primarily due to higher earnings in the Company's beverage can operations in Brazil, including the impact of a favorable court ruling related to the recovery of indirect taxes paid in prior years.

Net income attributable to noncontrolling interest decreased from $105 in 2017 to $89 in 2018 primarily due to lower earnings in the Company's beverage can operations in Brazil and the Middle East.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities increased from $571 in 2018 to $1,163 in 2019 primarily due to higher income from operations and changes in working capital partially offset by cash used for interest payments in 2019 related to outstanding borrowings incurred to finance the Signode acquisition.

Receivables decreased from $1,602 at December 31, 2018 to $1,528 at December 31, 2019 primarily due to increased securitization and factoring and lower aluminum costs, partially offset by higher sales unit volumes. Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, decreased from 41 at December 31, 2018 to 36 at December 31, 2019, primarily related to increased securitization and factoring.

Inventories decreased from $1,690 at December 31, 2018 to $1,626 at December 31, 2019 primarily due to lower inventory levels in the Transit Packaging segment. Inventory turnover was 64 days at December 31, 2018 compared to 63 days at December 31, 2019.

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

Crown Holdings, Inc.

Accounts payable decreased from $2,732 at December 31, 2018 to $2,646 at December 31, 2019 and days outstanding for trade payables decreased from 107 days at December 31, 2018 to 99 days at December 31, 2019 primarily due to lower aluminum costs and lower inventory levels in the Transit Packaging segment.

INVESTING ACTIVITIES

Cash used for investing activities decreased from $3,843 in 2018 to $374 in 2019. In 2018, investing activities included $3,912 paid to acquire Signode. Additionally, in 2018, the Company had cash collections of $490 on beneficial interest in transferred receivables. The Company terminated its North American securitization facility in July 2018 and entered into a new facility which removed the deferred purchase price component but requires the Company to maintain a deposit in a restricted cash account. See Note E to the consolidated financial statements for a discussion of the Company's securitization programs.

The Company currently expects capital expenditures in 2020 to be approximately $600.

At December 31, 2019, the Company had approximately $86 of capital commitments. The Company expects to fund these commitments primarily through cash generated from operations.

FINANCING ACTIVITIES

Financing activities provided cash of $3,533 in 2018 primarily due to proceeds from borrowings to finance the Signode acquisition and used cash of $785 in 2019 primarily to pay down debt.

LIQUIDITY

As of December 31, 2019, $464 of the Company's $607 in cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $371 was held by subsidiaries for which earnings are considered indefinitely reinvested. If such earnings were repatriated the Company may be required to record incremental foreign taxes on the repatriated funds.

The Company's revolving credit agreements provides capacity of $1,650. As of December 31, 2019, the Company had available capacity of $1,586 under its revolving credit facilities. The Company could have borrowed this amount at December 31, 2019 and would still be in compliance with its leverage ratio covenants.

The ratio of total debt, less cash and cash equivalents, to total capitalization was 77.8% and 86.2% at December 31, 2019 and 2018. Total capitalization is defined by the Company as total debt plus total equity, less cash and cash equivalents.

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

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 4.1 to 1.0 at December 31, 2019 was in compliance with the covenant requiring a ratio no greater than 5.75 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

The Company’s current sources of liquidity includes a securitization facility with a program limit up to a maximum of $375 that expires in July 2020, a securitization facility with a program limit of $265 that expires in November 2022, and an uncommitted securitization facility with a program limit of $175 that expires in December 2020. Additional sources of the Company's liquidity include borrowings that mature as follows: its $1,650 revolving credit facilities in December 2024; its €650 ($729 at December 31, 2019) 4.0% senior notes in July 2022; its $1,000 4.50% senior notes in January 2023; its €335 ($376 million at December 31,

Crown Holdings, Inc.

2019) 2.25% senior notes in February 2023; its €550 ($617 at December 31, 2019) 0.75% senior notes in February 2023; its €600 ($673 at December 31, 2019) 2.625% senior notes in September 2024; its €600 ($673 at December 31, 2019) 3.375% senior notes in May 2025; its $875 4.75% senior notes in February 2026; its €500 ($561 at December 31, 2019) 2.875% senior notes in February 2026; its $400 4.25% senior notes in September 2026; its $350 7.375% senior notes in December 2026; its $40 7.5% senior notes in December 2096; and its $45 of other indebtedness in various currencies at various dates through 2036. In addition, the Company’s term loan facilities mature as follows: $40 in 2020, $40 in 2021, $80 in 2022, $80 in 2023, and $1,365 in 2024.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2019 are summarized in the table below.

	Payments Due by Period
	2020	2021	2022	2023	2024	2025 & after	Total
Long-term debt	$62	$44	$813	$2,076	$2,042	$2,907	$7,944
Interest on long-term debt	281	279	265	194	181	127	1,327
Operating leases	53	42	30	22	18	100	265
Projected pension contributions	21	52	37	69	115	—	294
Postretirement obligations	16	13	13	12	12	49	115
Purchase obligations	3,458	1,651	553	172	—	—	5,834
Total contractual cash obligations	$3,891	$2,081	$1,711	$2,545	$2,368	$3,183	$15,779

All amounts due in foreign currencies are translated at exchange rates as of December 31, 2019.

The Company expects to fund its obligations through a combination of cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs.

Aggregate maturities of long-term debt for the five years subsequent to 2019 exclude unamortized discounts and debt issuance costs.

Interest on long-term debt is presented through 2025 only and represents the interest that will accrue by year based on debt outstanding and interest rates in effect as of December 31, 2019.

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

Purchase obligations include commitments for raw materials and utilities at December 31, 2019. These commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.

The table above excludes $41 of liabilities for unrecognized tax benefits because the Company is unable to estimate when these amounts may be paid, if at all. See Note S to the consolidated financial statements for additional information on the Company’s unrecognized tax benefits.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of then existing market conditions and may determine not to pursue such transactions.

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

Crown Holdings, Inc.

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

The table below provides information in U.S. dollars as of December 31, 2019 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
Euro/Sterling	$583	$(15)	1.14
Euro/U.S. dollars	385	—	0.89
Sterling/Euro	230	9	0.88
Euro/Polish zloty	151	(1)	0.23
Polish zloty/Euro	144	1	4.33
U.S. dollars/Euro	100	4	1.19
Euro/Swiss francs	93	—	0.92
Singapore dollars/U.S. dollars	83	1	1.36
Euro/Singapore dollars	78	—	0.66
U.S. dollars/Brazilian real	75	(2)	0.24
U.S. dollars/Thai baht	51	(2)	0.03
Euro/Swedish krona	42	—	0.10
Euro/Danish krone	41	—	0.13
Sterling/U.S. dollars	32	1	0.77
	$2,088	$(4)

At December 31, 2019, the Company had additional contracts with an aggregate notional value of $101 to purchase or sell other currencies, primarily Asian currencies, including the Malaysian ringgit, Indonesian rupiah, and Hong Kong dollar; European currencies, including the Hungarian florint; the South African rand; the Australian dollar; and the Canadian dollar. The aggregate fair value of these contracts was a loss of less than $1.

At December 31, 2019, the Company had cross-currency swaps with aggregate notional values of $1,075 (€947). The swaps are designated as hedges of the Company's net investment in a euro-based subsidiary and matures in 2026. The fair value of these contracts at December 31, 2019 was a net gain of $49.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s long-term debt obligations as of December 31, 2019. Interest rates represent the rates in effect as of December 31, 2019.

	Year of Maturity
Debt	2020	2021	2022	2023	2024	Thereafter
Fixed rate	$21	$3	$732	$1,996	$678	$2,904
Average interest rate	6.1%	7.0%	4.0%	2.9%	2.6%	4.4%
Variable rate	$41	$41	$81	$80	$1,364	$3
Average interest rate	3.0%	3.0%	3.0%	3.0%	3.0%	2.6%

Total future payments of long-term debt obligations at December 31, 2019 include $3,805 of U.S. dollar-denominated debt, $4,133 of euro-denominated debt and $6 of debt denominated in other currencies.

Crown Holdings, Inc.

The Company uses various raw materials, such as steel and aluminum in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2019, consumption of steel and aluminum represented 20% and 34% of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The Company may, however, be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term. As of December 31, 2019, the Company had forward commodity contracts to hedge aluminum price fluctuations with a notional value of $327 and a net loss of $11. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities.

In addition, the Company's manufacturing facilities are dependent, to varying degrees, upon the availability of water and processed energy, such as natural gas and electricity.

See Note N to the consolidated financial statements for further information on the Company’s derivative financial instruments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note P to the consolidated financial statements. The Company also utilizes receivables securitization and factoring facilities and derivative financial instruments as further discussed under Note E and Note N to the consolidated financial statements.

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

See Note R to the consolidated financial statements for additional information on environmental matters including the Company's accrual for environmental remediation costs.

INFLATION

Certain of the Company's sales contracts contain non-metal pass-through provisions that include annual selling price adjustments based on a producer price index. In certain years the referenced index may be negative, requiring the Company to reduce its selling prices while its actual costs may have increased.

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

The five year average settlement cost per claim was $13,800 in 2017, $14,900 in 2018 and $14,400 in 2019. While the average settlement cost per claim decreased in 2019 compared to 2018, the decrease was offset in the Company's accrual calculation by an increase in projected future claim settlements.

In recent years, a higher percentage of Crown Cork’s settlements have related to claims alleging serious disease (primarily mesothelioma) which are settled at higher dollar amounts. Accordingly, a higher percentage of claims projected into the future continue to relate to serious diseases and are therefore valued at higher dollar amounts. For example, in each of the years 2019, 2018 and 2017, of the projected claims related to claimants alleging first exposure to asbestos before or during 1964 and filed in states that have not enacted asbestos legislation, approximately 60% relate to claims alleging serious diseases such as mesothelioma.
Although the five year average settlement cost per claim decreased in 2019, if Crown Cork continues to settle a high percentage of claims alleging serious disease at higher dollar amounts, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company may record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2019 by $27. A 10% increase in these two factors at the same time would increase the estimated liability at December 31, 2019 by $57. A 10% decrease in these two factors at the same time would decrease the estimated liability at December 31, 2019 by $52.

Goodwill Impairment

The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. In accordance with the accounting guidance, the Company may first perform a qualitative assessment on none, some, or all of its reporting units to determine whether further quantitative impairment testing is necessary. Factors that the Company may consider in its qualitative assessment include, but are not limited to, general economic conditions, changes in the markets in which the Company operates and changes in input costs that may affect revenue growth, gross margin percentages and cash flow trends over multiple periods.
The quantitative impairment test involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value for each reporting unit based on an average of the estimated fair values calculated using both market and income approaches. The Company uses an average of the two methods in estimating fair value because it believes they both provide an appropriate fair value for the reporting units. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Under the market approach, the Company obtains available information regarding multiples used in recent transactions, if any, involving transfers of controlling interests in the consumer and industrial packaging industries.

Crown Holdings, Inc.

The Company also reviews publicly available trading multiples based on the enterprise value and revenue of companies in the consumer and industrial packaging industries whose shares are publicly traded. The appropriate multiple is applied to the respective financial results of the reporting unit to obtain an estimated fair value.
Under the income approach, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include moderate to no growth assumptions, depending on the reporting unit, unless there has recently been a material change in the business or a material change is forecasted. The discount rate used is based on the average weighted-average cost of capital of companies in the consumer and industrial packaging industries, which information is available through various sources, adjusted for specific risk premiums for each reporting unit
The Company completed its annual review for 2019 and recorded an impairment charge of $25 related to the European Aerosol and Promotional Packaging reporting unit as further described below. The fair value of all other reporting units exceeded their carrying value as of October 1, 2019. Although an impairment charge was not recorded for any of the Company’s other reporting units, there can be no assurances that future goodwill impairments will not occur.
The European Aerosol and Promotional Packaging reporting unit operates in a low-growth environment with multiple competitors. In recent years, market demand for three-piece aerosol packaging has gradually declined. This decline combined with higher operating costs that have not been fully recovered through selling prices had an adverse impact on the expected future cash flows utilized in the Company’s valuation. As a result, the reporting unit’s fair value has declined below its carrying value. The fair value of the reporting unit was determined using a discount rate of 9.25% and an EBITDA multiple of 8.0 times. The maximum effect of weighting the Company's valuation approaches other than equally would have resulted in an additional impairment charge of $10. Assuming all other factors remain the same, a $1 change in forecasted annual Adjusted EBITDA changes the estimated fair value by $8 and an increase in the discount rate from 9.25% to 10.25% changes the estimated fair value by $2. If future cash flows are less than the Company has included in its projections, additional impairment charges may be recorded. As of December 31, 2019, the reporting unit had $68 of goodwill.
As of October 1, 2019 the estimated fair value of the Protective Packaging reporting unit, which is included in the Transit Packaging segment, was 6% higher than its carrying value using the methods described above, a discount rate of 9.25%, revenue multiples ranging from 1.4 to 1.8 times and EBITDA multiples of 8.5 to 12.6 times.  The maximum effect of weighting the Company's valuation approaches other than equally would have resulted in an impairment charge of $7. Assuming all other factors remain the same, a $1 change in forecasted annual Adjusted EBITDA changes the excess of estimated fair value over carrying value by $8 and an increase in the discount rate from 9.25% to 10.25% decreases the fair value by $61. Increasing the discount rate to 10.25% would have resulted in an impairment of $2. As of December 31, 2019, the reporting unit had $454 of goodwill. In January 2020, based upon an internal reorganization, the Protective Packaging reporting unit was merged into the Industrial Solutions reporting unit, which is also included in the Transit Packaging segment.
As of October 1, 2019, the estimated fair value of the Equipment & Tools reporting unit, which is included in the Transit Packaging segment was 9% higher than its carrying value using the methods described above, including a discount rate of 12.25%, revenue multiples ranging from 2.0 to 2.4 times and EBITDA multiples of 10.0 to 10.4 times.  The maximum effect of weighting the Company's valuation approaches other than equally would have not resulted in an impairment charge. Assuming all other factors remain the same, a $1 change in forecasted annual Adjusted EBITDA changes the excess of estimated fair value over carrying value by $7 and an increase in the discount rate from 12.25% to 13.25% changes the excess of the fair value over carrying value by $54.  Under each of these scenarios, the reporting unit’s fair value exceeded its carrying value.  If Adjusted EBITDA margin decreased by 2.7% the fair value of the reporting unit would approximate carrying value. As of December 31, 2019, the reporting unit had $765 of goodwill.
Each of these reporting units operate in low-growth environments with multiple competitors, which could result in lower selling prices. While the Company believes current projections are reasonable, the reporting units' ability to maintain or grow could be negatively impacted by the above factors. To the extent future operating results were to decline causing the estimated fair value to fall below carrying value, it is possible that additional impairment charges may be recorded.
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

Crown Holdings, Inc.

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

See Note S to the consolidated financial statements for additional information on the Company’s valuation allowances, which included a release of $36 in 2019.

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, future rates of inflation, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $66, including settlement charges of $44 and a curtailment gain of $14, in 2019 and currently projects its 2020 pension expense to be $22, using foreign currency exchange rates in effect at December 31, 2019. In addition, the Company may incur additional settlement charges of approximately $30 in 2020. The Company uses the spot yield curve approach to estimate the service and interest cost components of pension and postretirement benefits expense by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. The expected long-term rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, projected future outlook of each asset class, inflation assumptions and the expected net value from active management of the assets based on actual results.

The U.S. plan’s assumed rate of return was 7.25 % in 2019 and is 6.75% for 2020. The U.K. plan’s assumed rate of return was 4.25% in 2019 and is 3.50% for 2020. A 0.25% change in the expected rates of return would change 2020 pension expense by approximately $12.

Discount rates were selected using a method that matches projected payouts from the plans to an actuarially determined yield curve based on market observable AA bond yields in the respective plan jurisdictions and currencies. In certain jurisdictions, government securities were used along with corporate bonds to develop country-specific yield curves to the extent that the underlying markets were not deemed sufficiently developed. A 0.25% change in the discount rates from those used at December 31, 2019 would change 2020 pension expense by approximately $2 and postretirement expense by less than $1. A 0.25% change in the discount rates from those used at December 31, 2019 would have changed the pension benefit obligation by approximately $145 and the postretirement benefit obligation approximately $3 as of December 31, 2019. See Note R to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2019, the Company had pre-tax unrecognized net losses in other comprehensive income of $1,808 related to its pension plans and $42 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. For example, the unrecognized net loss in the Company’s pension plans included a current year gain of $410 primarily due to actual asset returns higher than expected returns, partially offset by a loss of $357 primarily due to lower discount rates at the end of 2019 compared to 2018. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2019 included charges of $93 for the amortization of unrecognized net losses, and the Company estimates charges of $94 in 2020. Amortizable losses are being recognized over either the average expected life of inactive employees or the remaining service life of active participants depending on the status of the individual plans. The weighted average amortization periods range between 6 - 19 years. An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2020 by $9. A decrease of 10% in the number of years would increase the estimated 2020 charge by $11.

The unrecognized net losses in the Company’s postretirement benefit plans are being recognized over the average remaining service life of active participants of 10 years. The Company’s postretirement benefits expense for the year ended December 31, 2019 included a loss of $3 for the amortization of unrecognized net losses, and the Company estimates losses of $4 in 2020.

Crown Holdings, Inc.

RECENT ACCOUNTING GUIDANCE

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

In August 2018, the FASB issued new guidance which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e. hosting arrangement) with the guidance on capitalizing costs for internal use software. The Company will adopt this standard on a prospective basis on January 1, 2020 and does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by, among other things, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws. The guidance is effective for the Company on January 1, 2021. The Company does not expect the guidance to have a material impact on the consolidated financial statements.

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

Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, the ability of the Company to expand successfully in international and emerging markets; the ability of the Company to repay, refinance or restructure its short and long-term indebtedness on adequate terms and to comply with the terms of its agreements relating to debt; the impact of Brexit; the Company’s ability to generate significant cash to meet its obligations and invest in its business and to maintain appropriate debt levels; restrictions on the Company’s use of available cash under its debt agreements; changes or differences in U.S. or international economic or political conditions, such as inflation or fluctuations in interest or foreign exchange rates (and the effectiveness of any currency or interest rate hedges), tax rates, the Tax Act and other tax laws (including with respect to taxation of unrepatriated non-U.S. earnings or as a result of the depletion of net loss or foreign tax credit carryforwards); the impact of foreign trade laws and practices; the collectability of receivables; war or acts of terrorism that may disrupt the Company’s production or the supply or pricing of raw materials, including in the Company’s Middle East operations, impact the financial condition of customers or adversely affect the Company’s ability to refinance or restructure its remaining indebtedness; changes in the availability and pricing of raw materials (including aluminum can sheet, steel tinplate, energy, water, inks and coatings) and the Company’s ability to pass raw material, energy and freight price increases and surcharges through to its customers or to otherwise manage these commodity pricing risks; the Company’s ability to obtain and maintain adequate pricing for its products, including the impact on the Company’s revenue, margins and market share and the

Crown Holdings, Inc.

ongoing impact of price increases; energy and natural resource costs; the cost and other effects of legal and administrative cases and proceedings, settlements and investigations; the outcome of asbestos-related litigation (including the number and size of future claims and the terms of settlements, and the impact of bankruptcy filings by other companies with asbestos-related liabilities, any of which could increase Crown Cork’s asbestos-related costs over time, the adequacy of reserves established for asbestos-related liabilities, Crown Cork’s ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the impact of state legislation dealing with asbestos liabilities and any litigation challenging that legislation and any future state or federal legislation dealing with asbestos liabilities); the Company’s ability to realize deferred tax benefits; changes in the Company’s critical or other accounting policies or the assumptions underlying those policies; labor relations and workforce and social costs, including the Company’s pension and postretirement obligations and other employee or retiree costs; investment performance of the Company’s pension plans; costs and difficulties related to the acquisition of a business and integration of acquired businesses; the impact of any potential dispositions, acquisitions or other strategic realignments, which may impact the Company’s operations, financial profile, investments or levels of indebtedness; the Company’s ability to realize efficient capacity utilization and inventory levels and to innovate new designs and technologies for its products in a cost-effective manner; competitive pressures, including new product developments, industry overcapacity, or changes in competitors’ pricing for products; the Company’s ability to achieve high capacity utilization rates for its equipment; the Company’s ability to maintain, develop and capitalize on competitive technologies for the design and manufacture of products and to withstand competitive and legal challenges to the proprietary nature of such technology; the Company’s ability to protect its information technology systems from attacks or catastrophic failure; the strength of the Company’s cyber-security (including with respect to human vulnerabilities associated with cyber-security risks); the Company’s ability to generate sufficient production capacity; the Company’s ability to improve and expand its existing product and product lines; the impact of overcapacity on the end-markets the Company serves; loss of customers, including the loss of any significant customers; changes in consumer preferences for different packaging products; the financial condition of the Company’s vendors and customers; weather conditions, including their effect on demand for beverages and on crop yields for fruits and vegetables stored in food containers; the impact of natural disasters, including in emerging markets; changes in governmental regulations or enforcement practices, including with respect to environmental, health and safety matters and restrictions as to foreign investment or operation; the impact of increased governmental regulation on the Company and its products, including the regulation or restriction of the use of bisphenol-A; the impact of the Company’s recent initiatives to generate additional cash, including the reduction of working capital levels and capital spending; the impact of the Company's comprehensive Board-led review of its portfolio and capital allocation/return; the ability of the Company to realize cost savings from its restructuring programs; the Company’s ability to maintain adequate sources of capital and liquidity; costs and payments to certain of the Company’s executive officers in connection with any termination of such executive officers or a change in control of the Company; the impact of existing and future legislation regarding refundable mandatory deposit laws in Europe for non-refillable beverage containers and the implementation of an effective return system; the impact of existing and future legislation regarding the taxation of sugar-sweetened beverages or energy drinks, the impact of new tariffs and potential limits on steel supply in the U.S. from certain foreign countries; and changes in the Company’s strategic areas of focus, which may impact the Company’s operations, financial profile or levels of indebtedness.

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
The information set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Market Risk” and "Forward Looking Statements" in this Annual Report is incorporated herein by reference.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee has announced the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. At December 31, 2019, the Company does have contracts that are indexed to LIBOR, including cross-currency swap contracts and certain of its term loan facilities, and continues to monitor this activity and evaluate the related risks.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Crown Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - European Aerosol and Promotional Packaging, Protective Packaging, and Equipment & Tools Reporting Units

As described in Notes A and G to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.4 billion as of December 31, 2019, and, as disclosed by management, the goodwill associated with the European Aerosol and Promotional Packaging, Protective Packaging and Equipment & Tools reporting units was $68 million, $454 million, and $765 million, respectively. The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. The Company completed its annual review for 2019 and recorded an impairment charge of $25 million related to the European Aerosol and Promotional Packaging reporting unit. The estimated fair value of the Protective Packaging and Equipment & Tools reporting units were 6%, and 9%, respectively, higher than the carrying value. Management determines the estimated fair value of the reporting unit based on an average of the estimated fair values using an income and a market approach. Management’s income approach utilizes significant assumptions, including revenue and adjusted EBITDA margin growth rates and discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the European Aerosol and Promotional Packaging, Protective Packaging, and Equipment & Tools reporting units is a critical audit matter are there was significant judgment by management when developing their estimated fair values. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating significant assumptions, within management’s cash flow projections used in the income approach including revenue and adjusted EBITDA margin growth rates and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the estimation of the fair value of the reporting units. These procedures also included, among others, testing management’s process for estimating the fair value of the European Aerosol and Promotional Packaging, Protective Packaging, and Equipment & Tools reporting units, testing the completeness, accuracy, and relevance of the underlying data used in the income approach, and evaluating the significant assumptions used by management, including the revenue and adjusted EBITDA margin growth rates and the discount rate. Evaluating management’s assumptions related to the revenue and adjusted EBITDA margin growth rates included evaluating whether the judgments made by management were reasonable considering the current and past performance of the reporting units, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s fair value model and certain significant assumptions, including the discount rate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 28, 2020

We have served as the Company’s auditor since 1928.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

For the Years Ended December 31	2019	2018	2017
Net sales	$11,665	$11,151	$8,698
Cost of products sold, excluding depreciation and amortization	9,349	9,028	7,006
Depreciation and amortization	490	425	247
Selling and administrative expense	631	558	367
Provision for asbestos	—	—	3
Restructuring and other	(26)	44	51
Goodwill impairment	25	—	—
Income from operations	1,196	1,096	1,024
Loss from early extinguishments of debt	27	—	7
Other pension and postretirement	13	(25)	(53)
Interest expense	378	384	252
Interest income	(17)	(21)	(15)
Foreign exchange	9	18	4
Income before income taxes	786	740	829
Provision for income taxes	166	216	401
Equity in net earnings of affiliates	5	4	—
Net income	625	528	428
Net income attributable to noncontrolling interests	(115)	(89)	(105)
Net income attributable to Crown Holdings	$510	$439	$323

Earnings per common share attributable to Crown Holdings:
Basic	$3.81	$3.28	$2.39
Diluted	$3.78	$3.28	$2.38

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the Years Ended December 31	2019	2018	2017
Net income	$625	$528	$428
Other comprehensive income / (loss), net of tax
Foreign currency translation adjustments	150	(137)	201
Pension and other postretirement benefits	84	50	(59)
Derivatives qualifying as hedges	11	(52)	20
Total other comprehensive income / (loss)	245	(139)	162
Total comprehensive income	870	389	590
Net income attributable to noncontrolling interests	(115)	(89)	(105)
Translation adjustments attributable to noncontrolling interests	(1)	1	(3)
Derivatives qualifying as hedges attributable to noncontrolling interests	(1)	2	—
Comprehensive income attributable to Crown Holdings	$753	$303	$482

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2019	2018
Assets
Current assets
Cash and cash equivalents	$607	$607
Receivables, net	1,528	1,602
Inventories	1,626	1,690
Prepaid expenses and other current assets	241	180
Total current assets	4,002	4,079

Goodwill	4,430	4,442
Intangible assets	2,015	2,193
Property, plant and equipment, net	3,887	3,745
Operating lease right-of-use assets, net	204	—
Other non-current assets	967	803
Total	$15,505	$15,262

Liabilities and equity
Current liabilities
Short-term debt	$75	$89
Current maturities of long-term debt	62	81
Current portion of operating lease liabilities	51	—
Accounts payable	2,646	2,732
Accrued liabilities	1,065	1,011
Total current liabilities	3,899	3,913

Long-term debt, excluding current maturities	7,818	8,493
Postretirement and pension liabilities	683	683
Non-current portion of operating lease liabilities	156	—
Other non-current liabilities	857	887
Commitments and contingent liabilities (Note P)

Equity

Noncontrolling interests	379	349

Preferred stock, authorized: 30,000,000; none issued (Note T)	—	—
Common stock, par value: $5.00; authorized: 500,000,000 shares; issued:
185,744,072 shares (Note T)	929	929
Additional paid-in capital	207	186
Accumulated earnings	3,959	3,449
Accumulated other comprehensive loss	(3,131)	(3,374)
Treasury stock at par value (2019 - 50,166,194 shares; 2018 - 50,570,124 shares)	(251)	(253)
Crown Holdings shareholders’ equity	1,713	937
Total equity	2,092	1,286
Total	$15,505	$15,262
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the Years Ended December 31	2019	2018	2017
Cash flows from operating activities
Net income	$625	$528	$428
Adjustments to reconcile net income to net cash provided by / (used for) operating activities:
Depreciation and amortization	490	425	247
Restructuring and other	(26)	44	51
Goodwill impairment	25	—	—
Pension expense	66	45	13
Pension contributions	(23)	(20)	(294)
Stock-based compensation	29	27	23
Deferred income taxes	(35)	35	247
Changes in assets and liabilities:
Receivables	60	(493)	(1,143)
Inventories	61	(201)	(65)
Accounts payable and accrued liabilities	(87)	209	253
Other, net	(22)	(28)	(11)
Net cash provided by / (used for) operating activities	1,163	571	(251)
Cash flows from investing activities
Capital expenditures	(432)	(462)	(498)
Beneficial interest in transferred receivables	—	490	1,010
Acquisition of businesses, net of cash acquired	(11)	(3,912)	—
Foreign exchange derivatives related to acquisition	—	(25)	—
Net investment hedges	23	34	—
Proceeds from sale of property, plant and equipment	39	36	8
Other	7	(4)	(24)
Net cash (used for) / provided by investing activities	(374)	(3,843)	496
Cash flows from financing activities
Proceeds from long-term debt	2,216	4,082	1,054
Payments of long-term debt	(2,845)	(333)	(1,137)
Net change in revolving credit facility and short-term debt	(10)	(69)	95
Finance lease payments	(15)	—	—
Debt issuance costs	(18)	(70)	(16)
Common stock issued	4	1	9
Common stock repurchased	(7)	(4)	(339)
Dividends paid to noncontrolling interests	(101)	(60)	(93)
Contribution from noncontrolling interests	6	—	—
Foreign exchange derivatives related to debt	(16)	(14)	27
Net cash (used for) / provided by financing activities	(786)	3,533	(400)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(37)	14
Net change in cash, cash equivalents and restricted cash	4	224	(141)
Cash, cash equivalents and restricted cash at January 1	659	435	576
Cash, cash equivalents and restricted cash at December 31	$663	$659	$435
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2017	$929	$446	$2,621	$(3,400)	$(230)	$366	$302	$668
Net income			323			323	105	428
Cumulative effect of change in accounting principle			60			60		60
Other comprehensive income				159		159	3	162
Dividends paid to noncontrolling interests						—	(93)	(93)
Contribution from noncontrolling interests						—	5	5
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		23				23		23
Common stock issued		7			2	9		9
Common stock repurchased		(308)			(31)	(339)		(339)
Balance at December 31, 2017	$929	$167	$3,004	$(3,241)	$(258)	$601	$322	$923
Net income			439			439	89	528
Cumulative effect of change in accounting principle			6	3		9	1	10
Other comprehensive income				(136)		(136)	(3)	(139)
Dividends paid to noncontrolling interests						—	(60)	(60)
Restricted stock awarded		(5)			5	—		—
Stock-based compensation		27				27		27
Common stock issued		1				1		1
Common stock repurchased		(4)				(4)		(4)
Balance at December 31, 2018	$929	$186	$3,449	$(3,374)	$(253)	$937	$349	$1,286
Net income			510			510	115	625
Other comprehensive loss				243		243	2	245
Dividends paid to noncontrolling interests						—	(101)	(101)
Contribution from noncontrolling interests						—	10	10
Sale of noncontrolling interests		(3)				(3)	4	1
Restricted stock awarded		(2)			2	—		—
Stock-based compensation		29				29		29
Common stock issued		4				4		4
Common stock repurchased		(7)				(7)		(7)
Balance at December 31, 2019	$929	$207	$3,959	$(3,131)	$(251)	$1,713	$379	$2,092

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

The Company is a worldwide leader in the design, manufacture and sale of packaging products and equipment for consumer goods and industrial products. The Company’s packaging for consumer goods include steel and aluminum cans for beverage, food, household and other consumer products, glass bottles for beverage products and metal vacuum closures and steel crowns sold through the Company's sales organization to the soft drink, food, citrus, brewing, household products, personal care and various other industries. The Company's packaging for industrial products includes steel and plastic strap consumables and equipment, paper-based protective packaging, and plastic film consumables and equipment, which are sold into the metals, food and beverage, construction, agricultural, corrugated and general industries.

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

Foreign Currency Translation. For non-U.S. subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated as a separate component of accumulated other comprehensive income in equity. For non-U.S. subsidiaries that use a U.S. dollar functional currency, local currency inventories and property, plant and equipment are translated into U.S. dollars at rates prevailing when acquired; all other assets and liabilities are translated at year-end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates; all other income and expense items are translated at average exchange rates prevailing during the year. Gains and losses which result from remeasurement are included in earnings.

Revenue Recognition. On January 1, 2018, the Company adopted new accounting guidance which outlined a single comprehensive model to use in accounting for revenue arising from contracts with customers and superseded previous revenue recognition guidance. Under previous guidance, the Company generally recognized revenue from product sales when the goods were shipped and title and risk of loss passed to the customer. Under the new guidance, revenues are recognized when control of the promised product is transferred to customers.

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

Crown Holdings, Inc.

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
Unbilled receivables are recorded for revenue recognized over time when the Company has determined that control has passed to the customer but the customer has not yet been invoiced because the Company does not have present right to payment. The Company generally has a present right to payment when title of product transfers. Unbilled receivables are included in receivables in the Consolidated Balance Sheet with a corresponding decrease to inventory.
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
Stock-Based Compensation. For awards with a service or market condition, compensation expense is recognized over the vesting period on a straight-line basis using the grant date fair value of the award and the estimated number of awards that are expected to vest. For awards with a performance condition, the Company assesses the probability of vesting at each reporting period and adjust compensation cost based on its probability assessment. The Company’s plans provide for stock awards which may include accelerated vesting upon retirement, disability, or death of eligible employees. The Company considers a stock-based award to be vested when the service period is no longer contingent on the employee providing future service. Accordingly, the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals, or over the period from the grant date to the date that retirement eligibility is achieved if less than the stated vesting period.

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

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is determined based on a review of individual accounts for collectability, generally focusing on those accounts that are past due or experiencing financial difficulties. The current year expense to adjust the allowance for doubtful accounts is recorded within selling and administrative expense in the Consolidated Statements of Operations.

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

Crown Holdings, Inc.

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

Goodwill and Intangible Assets. Assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is carried at cost and reviewed for impairment annually in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Goodwill was allocated to the reporting units at the time of each acquisition based on the relative fair values of the reporting units. In assessing goodwill for impairment, the Company may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Further quantitative assessment may then be required. The quantitative assessment involves a number of assumptions and judgments, including the calculation of fair value for the Company’s identified reporting units. The Company determines the estimated fair value of each reporting unit based on an average of the estimated fair values using an income and a market approach. The income approach utilizes significant assumptions, including revenue and Adjusted EBITDA margin growth rates and discount rate. If the carrying value of a reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit to its fair value, not to exceed the carrying amount of goodwill.

Definite-lived intangible assets are carried at cost less accumulated amortization. Definite-lived intangibles are amortized on a straight-line basis over their estimated useful lives described below (in years). Definite-lived intangible assets are tested for impairment when facts and circumstances indicate the carrying value may not be recoverable from their undiscounted cash flows. If impaired, the assets are written down to fair value based on either discounted cash flows or appraised values.

Customer relationships	11 - 18
Trade names	8 - 27
Technology	6 - 8
Long-term supply contracts	15
Patents	8

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

Leases. The Company has operating and finance leases for land and buildings related to certain manufacturing facilities, warehouses and corporate offices, vehicle fleets and certain office and manufacturing equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company's lease terms include options to extend the lease when it is reasonably certain that the Company will exercise the option. Variable lease payment amounts that cannot be determined at commencement of the lease, such as increases in index rates, are not included in the measurement of the lease liabilities and corresponding right-of-use assets and are recognized in the period those payments are incurred. The Company separates lease and non-lease components of lease arrangements and allocates contract consideration based on standalone selling prices. Variable consideration is allocated to the lease and non-lease components to which the variable payments specifically relates. The discount rate implicit within the Company's leases is often not determinable and therefore the Company generally uses its incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of the lease payments. The incremental borrowing rate is determined based on lease term and the currency in which lease payments are made. The Company's leases do not contain any material residual value guarantees or material restrictive covenants.

Crown Holdings, Inc.

Taxes on Income. The provision for income taxes is determined using the asset and liability approach. Deferred taxes represent the future expected tax consequences of differences between the financial reporting and tax bases of assets and liabilities based upon enacted tax rates and laws. The Tax Act created a requirement that certain intangible income of foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. The Company has made an accounting policy election to treat taxes due on future U.S. inclusions in taxable income related to this intangible income as a current period expense when incurred.

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

Research and Development. Research, development and engineering costs of $55 in 2019, $51 in 2018, and $39 in 2017 were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Recent Accounting and Reporting Pronouncements.

Recently Adopted Accounting Standards

In February 2016, the FASB issued new guidance on lease accounting. Under the new guidance, lease classification criteria and income statement recognition are similar to previous guidance; however, all leases with a term longer than one year are recorded on the balance sheet through a right-of-use asset and a corresponding lease liability. The Company adopted the standard on a modified retrospective basis on January 1, 2019. In addition, the Company elected the package of practical expedients, which allowed the Company to carry forward its historical assessments of whether contracts are or contain leases, lease classification and initial direct costs. Adoption of this standard resulted in the recording of operating right-of-use assets and corresponding operating lease liabilities of approximately $220. Finance leases were already recorded on the balance sheet under the previous guidance in current and long-term maturities of long-term debt. Upon adoption of this standard $5 was reclassified to accrued liabilities and $24 was reclassified to other non-current liabilities. The Company reclassified prior period amounts to conform to the current year presentation. See Note B for further information on the Company's lease arrangements.

Crown Holdings, Inc.

In February 2018, the FASB issued new accounting guidance to permit the reclassification from accumulated other comprehensive earnings to retained earnings of stranded tax effects resulting from the Tax Act. The Company adopted the guidance on January 1, 2019 and elected not to reclassify stranded tax effects resulting from the Tax Act.

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

In August 2018, the FASB issued new guidance which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e. hosting arrangement) with the guidance on capitalizing costs for internal use software. The Company will adopt this standard on a prospective basis on January 1, 2020 and does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by, among other things, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws. The guidance is effective for the Company on January 1, 2021. The Company does not expect the guidance to have a material impact on the consolidated financial statements.

B. Leases

The Company adopted new guidance on lease accounting on January 1, 2019 on a modified retrospective basis, as discussed in Note A. Total operating lease expense under the previous guidance was $50 for each of the years ended December 31, 2018 and 2017.

The components of lease expense for the year ended December 31, 2019 were as follows:

2019
Operating lease costs:
Operating lease cost	$49
Short-term lease cost	4
Total operating lease costs	$53

Finance lease cost:
Amortization of right-of-use assets	$1
Total finance lease costs	$1

Variable operating lease costs were $3 for the year ended December 31, 2019. Interest on finance lease liabilities was less than $1 for the year ended December 31, 2019.
Supplemental cash flow information related to leases was as follows:

Crown Holdings, Inc.

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51
Financing cash flows from finance leases	15
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33

Operating cash flows from finance leases were less than $1 for the year ended December 31, 2019.
Supplemental balance sheet information related to leases was as follows:

2019
Operating leases:
Operating lease right-of-use assets	$204

Current portion of operating lease liabilities	$51
Non-current portion of operating lease liabilities	156
Total operating lease liabilities	$207

Finance leases:
Property, plant and equipment	$27
Accumulated depreciation	(1)
Property, plant and equipment, net	$26

Accrued liabilities	$2
Other non-current liabilities	11
Total finance lease liabilities	$13

Weighted average remaining lease term:
Operating leases	9.5
Finance leases	7.0
Weighted average discount rate:
Operating leases	4.2%
Finance leases	4.1%

Maturities of lease liabilities as of December 31, 2019 were as follows:

	Operating Leases	Finance Leases
2020	$53	$3
2021	42	2
2022	30	2
2023	22	2
2024	18	2
Thereafter	100	4
Total lease payments	265	15
Less imputed interest	(58)	(2)
Total	$207	$13

Crown Holdings, Inc.

Maturities of lease liabilities as of December 31, 2018 were as follows:

	Operating Leases	Finance Leases
2019	$54	$5
2020	42	5
2021	34	5
2022	26	4
2023	21	4
Thereafter	117	6
Total lease payments	$294	$29
At December 31, 2019, the Company does not have material lease commitments that have not commenced.

C. Acquisition of Signode

On April 3, 2018, the Company completed its acquisition of Signode, a leading global provider of transit packaging systems and solutions, thereby broadening and diversifying its customer base and product offerings. The Company paid a purchase price of $3.9 billion.

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

D. Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	2019	2018
Cash and cash equivalents	$607	$607

Restricted cash included in prepaid expenses and other current assets	50	45
Restricted cash included in other non-current assets	6	7
Total restricted cash	56	52

Total cash, cash equivalents and restricted cash	$663	$659

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

Crown Holdings, Inc.

E. Receivables

	2019	2018
Accounts receivable	$1,162	$1,303
Less: allowance for doubtful accounts	(62)	(65)
Net trade receivables	1,100	1,238
Unbilled receivables	226	181
Miscellaneous receivables	202	183
	$1,528	$1,602

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
At December 31, amounts securitized or factored were as follows:

	2019	2018
Accounted for as secured borrowings	$14	$9
Accounted for as sales	1,318	1,097

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

The Company recorded expenses related to securitization and factoring facilities of $23 in 2019, $21 in 2018, and $15 in 2017 as interest expense.

F. Inventories

	2019	2018
Raw materials and supplies	$905	$937
Work in process	151	144
Finished goods	570	609
	$1,626	$1,690

Crown Holdings, Inc.

G. Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2019 and 2018 was as follows:

	Americas Beverage	European Beverage	European Food	Transit Packaging	Non-reportable segments	Total
Balance at January 1, 2018	$844	$564	$1,355	$—	$283	$3,046
Goodwill acquired	—	—	—	1,552	—	1,552
Foreign currency translation	(2)	(33)	(64)	(46)	(11)	(156)
Balance at December 31, 2018	842	531	1,291	1,506	272	4,442
Goodwill acquired	—	—	—	8	—	8
Goodwill impairment	—	—	—	—	(25)	(25)
Foreign currency translation	23	3	(22)	(5)	6	5
Balance at December 31, 2019	$865	$534	$1,269	$1,509	$253	$4,430

In 2019, the goodwill impairment included in non-reportable segments related to the European Aerosols and Promotional Packaging reporting unit. In recent years market demand for three-piece aerosol packaging has gradually declined. This decline combined with higher operating costs that have not been fully recovered in selling prices has had an adverse impact on the expected future cash flows utilized in the Company’s valuation. As a result, the reporting unit's fair value declined below its carrying value.

The carrying amount of goodwill at December 31, 2019 was net of the following accumulated impairments:

	Americas Beverage	European Beverage	European Food	Transit Packaging	Non-reportable Segments	Total
Accumulated impairments balance at December 31, 2019	$29	$73	$724	$—	$175	$1,001

H. Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	December 31, 2019			December 31, 2018
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,621	$(331)	$1,290	$1,615	$(206)	$1,409
Trade names	541	(40)	501	547	(17)	530
Technology	158	(41)	117	160	(18)	142
Long term supply contracts	150	(48)	102	143	(37)	106
Patents	14	(9)	5	14	(8)	6
	$2,484	$(469)	$2,015	$2,479	$(286)	$2,193

Amortization expense for the years ended December 31, 2019, 2018, and 2017 was $186, $148 and $39.

Annual amortization expense for each of the years from 2020 - 2023 is estimated to be $167 and 2024 is estimated to be $159.

Crown Holdings, Inc.

I. Property, Plant and Equipment

	2019	2018
Buildings and improvements	$1,402	$1,352
Machinery and equipment	5,836	5,562
Land and improvements	298	280
Construction in progress	276	323
	7,812	7,517
Less: accumulated depreciation and amortization	(3,925)	(3,772)
	$3,887	$3,745

J. Other Non-Current Assets

	2019	2018
Pension benefits	$491	$360
Deferred taxes	278	272
Fair value of derivatives	54	20
Investments	20	19
Debt issuance costs	15	15
Other	109	117
	$967	$803

K. Accrued Liabilities

	2019	2018
Salaries and employee benefits	$205	$210
Accrued taxes, other than on income	139	124
Accrued interest	82	83
Income taxes	67	47
Fair value of derivatives	44	52
Asbestos liabilities	25	25
Restructuring	17	21
Other	486	449
	$1,065	$1,011

L.	Restructuring and Other

The Company recorded restructuring and other items as follows:

	2019	2018	2017
Asset impairments and sales	$(7)	$(5)	$12
Restructuring	22	25	18
Transaction costs	—	26	2
Other (income) / costs	(41)	(2)	19
	$(26)	$44	$51

In 2019, asset impairments and sales included gains of $13 related to asset sales partially offset by a charge of $6 related to a fire at a production facility in Asia.

Crown Holdings, Inc.

Restructuring costs in 2019 included charges of $18 of termination benefits related to headcount reductions across the Company's divisions, including $14 related to headcount reductions in the Company's European and Transit Packaging divisions.

Other (income) / costs of $41 in 2019 included gains of $50 arising from favorable court rulings related to the recovery of indirect taxes paid in prior years by certain of the Company's Brazilian subsidiaries and a charge of $7 related to the settlement of a litigation matter related to Signode that arose prior to its acquisition by the Company in 2018.

In 2018, the Company recorded asset impairment charges of $13 to write down the carrying value of fixed assets related to the announced closure of two beverage can plants in the Company's Asia Pacific segment. The Company announced plans to close the plants in response to economic conditions in China. Asset impairment and sales also includes gains on asset sales related to prior restructuring actions.

Restructuring costs in 2018 included $5 for termination benefits related to the closure of two beverage can plants in the Company's Asia Pacific segment discussed above, $12 of termination benefits related to other actions to reduce manufacturing capacity and headcount and other exit costs of $8 related to prior and current year restructuring actions.

In 2017, asset impairments and sales included a charge of $19 to write down the carrying value of fixed assets related to the closure of beverage can plants in China and the U.S., a promotional packaging facility in Europe and a food can facility in Peru. Asset impairments and sales also included a benefit of $5 due to the expiration of an environmental indemnification related to the sale of certain operations in the Company's European Promotional Packaging business in 2015. Additionally, the Company recorded restructuring charges of $18 for termination benefits related to the plant closures listed above.

Transaction costs in 2018 and 2017 relate to the acquisition of Signode as described in Note B.

In 2017, other costs included a charge of $19 due to the settlement of a litigation matter related to Mivisa that arose prior to its acquisition by the Company in 2014. In 2018, the Company recorded a benefit of $6 due to the favorable settlement of this matter.

Restructuring charges by segment were as follows:

	2019	2018	2017
Americas Beverage	$1	$4	$3
European Beverage	—	1	—
European Food	4	4	4
Asia Pacific	3	5	3
Transit Packaging	6	3	—
Non-reportable segments	5	5	8
Corporate	3	3	—
	$22	$25	$18

Restructuring charges by type were as follows:

	2019	2018	2017
Termination benefits	$18	$17	$15
Other exit costs	4	8	3
	$22	$25	$18

At December 31, 2019, the Company had a restructuring accrual of $17, primarily related to the closure of the beverage can plants in China discussed above, and actions to reduce manufacturing capacity and headcount in its European businesses. The Company expects to pay these amounts over the next twelve months. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

Crown Holdings, Inc.

M.    Debt

	2019		2018
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$75	$75	$89	$89

Long-term debt
Senior secured borrowings:
Term loan facilities
U.S. dollar at LIBOR plus 1.5% due 2024	1,100	1,094	815	810
U.S. dollar at LIBOR plus 2.00% due 2025	—	—	887	864
Euro at EURIBOR plus 1.5% due 2024[1]	505	504	301	301
Euro at EURIBOR plus 2.375% due 2025[2]	—	—	855	846
Senior notes and debentures:
€650 at 4.0% due 2022	729	725	745	740
U. S. dollar at 4.50% due 2023	1,000	995	1,000	993
€335 at 2.25% due 2023	376	372	384	380
€550 at 0.75% due 2023	617	610	—	—
€600 at 2.625% due 2024	673	668	688	682
€600 at 3.375% due 2025	673	667	688	681
U.S. dollar at 4.25% due 2026	400	395	400	394
U.S. dollar at 4.75% due 2026	875	863	875	863
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	561	554	573	566
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies:
Fixed rate with rates in 2019 from 4.0% to 7.5% due through 2036	39	39	62	62
Variable rate with average rates in 2019 from 2.6% to 4.3% due through 2025	6	6	4	4
Total long-term debt	7,944	7,880	8,667	8,574
Less: current maturities	(62)	(62)	(81)	(81)
Total long-term debt, less current maturities	$7,882	$7,818	$8,586	$8,493

(1) €450 and €263 at December 31, 2019 and 2018
(2) €746 at December 31, 2018

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $8,410 at December 31, 2019 and $8,735 at December 31, 2018.

The revolving credit facilities include provisions for letters of credit up to $310 that reduce the amount of borrowing capacity otherwise available. At December 31, 2019, the Company’s available borrowing capacity under the credit facilities was $1,586, equal to the facilities’ aggregate capacity of $1,650 less $64 of outstanding letters of credit. The interest rate on the facilities can vary from LIBOR or EURIBOR, with a floor of zero, plus a margin of up to 1.55%, depending on the facility, based on the Company's leverage ratio. The revolving credit facilities and term loan facilities contain restrictions on the ability of the Company to, among other things, incur additional debt, pay dividends, repurchase capital stock and make certain restricted payments and requires the Company to maintain a leverage ratio of no greater than 5.75 times at December 31, 2019. The Company was in compliance with all covenants as of December 31, 2019.

The weighted average interest rates were as follows:

	2019	2018	2017
Short-term debt	2.6%	1.0%	1.4%
Revolving credit facilities	3.8%	3.2%	3.3%

Crown Holdings, Inc.

Aggregate maturities of long-term debt, excluding unamortized discounts and debt issuance costs, for the five years subsequent to 2019 are $62, $44, $813, $2,076 and $2,042. Cash payments for interest during 2019, 2018 and 2017 were $362, $334 and $225.

2019 Activity

In October 2019, the Company issued €550 ($617 at December 31, 2019) principal amount 0.75% senior unsecured notes due 2023. The notes were issued at par by Crown European Holdings, S.A., a subsidiary of the Company, and are unconditionally guaranteed by the company and certain of its subsidiaries. In December 2019, the Company borrowed $1,100 Term A Loans and €450 ($505 at December 31, 2019) of Term Euro Loans, and used the proceeds, together with the proceeds from the issuance of the €550 senior notes, cash on hand and borrowings under the Revolving Credit Facilities to refinance in full the U.S. dollar Term A and Euro Term A loan facilities due in 2022 and the U.S. dollar Term B and Euro Term B loan facilities due in 2025.

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

Crown Holdings, Inc.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from accumulated other comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2019 mature between one and twenty-seven months.

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

In June 2019, the Company entered into interest rate swaps to convert $200 of its U.S. dollar term loan facility from floating-rate to a fixed-rate of 1.82%. These interest rate swaps mature in June 2021.

The following tables set forth financial information about the impact on accumulated other comprehensive income ("AOCI") and earnings from changes in fair value related to derivative instruments designated as cash flow hedges.

	Amount of gain/(loss)
	recognized in AOCI
Derivatives designated as cash flow hedges	2019	2018

Foreign exchange	$(8)	$(3)
Interest rate	(1)	—
Commodities	(13)	(32)
	$(22)	$(35)

	Amount of gain/
	(loss) reclassified from
	AOCI into income
Derivatives designated as cash flow hedges	2019	2018	Affected line item in the
			Statement of Operations
Foreign exchange	$(4)	$(11)	Net sales
Commodities	14	(5)	Net sales
Foreign exchange	(1)	6	Cost of products sold
Commodities	(52)	31	Cost of products sold
	(43)	21	Income before taxes
	11	(6)	Provision for income taxes
	$(32)	$15	Net Income

For the year ended December 31, 2020, a net loss of $9 ($7, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the years ended December 31, 2019 and 2018 in connection with anticipated transactions that were no longer considered probable.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a gain of $1 for the year ended December 31, 2019 and a loss of $2 for the year ended December 31, 2018. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged items.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain/(loss) recognized in earnings
Derivatives not designated as hedges	2019	2018	Affected line item in the Statement of Operations
Foreign exchange	$(3)	$4	Net sales
Foreign exchange	3	(6)	Cost of products sold
Foreign exchange	(26)	(26)	Foreign exchange
	$(26)	$(28)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies.

For the years ended December 31, 2019 and 2018, the Company recorded gains of $27 ($27, net of tax) and $47 ($43, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of December 31, 2019, cumulative losses of $32 ($9, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedged net investment was approximately €1,207 ($1,354 at December 31, 2019).

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

In May 2019, the Company entered into a cross-currency swap with an aggregate notional value of $200 (€179). The swap is designated as a hedge of the Company's net investment in a euro-based subsidiary. Under the cross-currency contract, the Company receives quarterly variable U.S. dollar payments at a rate of LIBOR plus a floating rate spread on the dollar notional value and pays EURIBOR plus a floating rate spread on the euro notional value.

Gains or losses on net investment hedges remain in accumulated other comprehensive income until disposal of the underlying assets.

The following tables set forth financial information about the impact on other comprehensive income ("OCI") from changes in the fair value of derivative instruments designated as net investment hedges.

Crown Holdings, Inc.

	Amount of gain/(loss) recognized in OCI
Derivatives designated as net investment hedges	2019	2018
Foreign exchange	$26	$11

Gains and losses representing components excluded from the assessment of effectiveness on derivatives designated as net investment hedges are recognized in accumulated other comprehensive income.

Fair Values of Derivative Financial Instruments

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis.

	Balance Sheet classification	December 31, 2019	December 31, 2018	Balance Sheet classification	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$10	$6	Accrued liabilities	$15	$5
	Other non-current assets	1	3	Other non-current liabilities	1	1
Foreign exchange contracts fair value	Other current assets	1	1	Accrued liabilities	3	1
Commodities contracts cash flow	Other current assets	11	16	Accrued liabilities	21	42
	Other non-current assets	—	2	Other non-current liabilities	—	6
Interest rate contracts cash flow	Other non-current assets	—	—	Other non-current liabilities	1	—
Net investment hedge	Other non-current assets	51	15	Other non-current liabilities	2	—
		$74	$43		$43	$55
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$7	$4	Accrued liabilities	$5	$4
	Other non-current assets	2	—	Other non-current liabilities	1	—
		$9	$4		$6	$4

Total derivatives		$83	$47		$49	$59

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged assets/(liabilities)
Line item in the Balance Sheet in which the hedged item is included	December 31, 2019	December 31, 2018
Receivables, net	12	15
Accrued liabilities	(83)	(13)

As of December 31, 2019 and 2018, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities were losses of $2 and less than $1.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at December 31, 2019
Derivative assets	$83	$16	$67
Derivative liabilities	49	16	33

Balance at December 31, 2018
Derivative assets	$47	$19	$28
Derivative liabilities	59	19	40

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets were:

	December 31, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Foreign exchange	$1,030	$820
Commodities	334	428
Interest rate	200	—
Derivatives designated as fair value hedges:
Foreign exchange	142	74
Derivatives designated as net investment hedges:
Foreign exchange	1,075	875
Derivatives not designated as hedges:
Foreign exchange	1,017	796

O.	Asbestos-Related Liabilities

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

Crown Holdings, Inc.

In June 2003, the State of Texas enacted legislation that limits the asbestos-related liabilities in Texas courts of companies such as Crown Cork that allegedly incurred these liabilities because they are successors by corporate merger to companies that had been involved with asbestos. The Texas legislation, which applies to future and pending claims, caps asbestos-related liabilities at the total gross value of the predecessor’s assets adjusted for inflation. Crown Cork has paid significantly more for asbestos-related claims than the total adjusted value of its predecessor’s assets.

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

The Company's approximate claims activity for the years ended 2019, 2018 and 2017 was as follows:

	2019	2018	2017
Beginning claims	56,000	55,500	55,500
New claims	2,000	2,000	2,500
Settlements or dismissals	(2,000)	(1,500)	(2,500)
Ending claims	56,000	56,000	55,500

The Company's cash payments during the years ended 2019, 2018, and 2017 were as follows:

	2019	2018	2017
Asbestos-related payments	$22	$21	$30
Settled claims payments (included in asbestos-related payments above)	17	15	24

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2019 and December 31, 2018, the Company's outstanding claims were:

	2019	2018
Claimants alleging first exposure after 1964	16,500	16,500
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	1,500	1,500
Other states that have enacted asbestos legislation	6,000	6,000
Other states	19,000	19,000
Total claims outstanding	56,000	56,000

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

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2019	2018	2017
Total claims	22%	22%	22%
Pre-1964 claims in states without asbestos legislation	41%	41%	41%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2019.

Approximately 81% of the claims outstanding at the end of 2019 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 16% were filed by plaintiffs who claim damages of less than $5; approximately 3% were filed by plaintiffs who claim damages from $5 to less than $100 (34% of whom claim damages less than $25) and 13 claims were filed by plaintiffs who claim damages in excess of $100.

As of December 31, 2019, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $273, including $232 for unasserted claims. The Company determines its accrual without limitation to a specified time period. It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant, the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

P.	Commitments and Contingent Liabilities

The Company, along with others in most cases, has been identified by the EPA or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $8 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.

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

At December 31, 2019, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Crown Holdings, Inc.

Q. Other Non-Current Liabilities

	2019	2018
Deferred taxes	$405	$399
Asbestos liabilities	248	270
Postemployment benefits	36	22
Income taxes payable	25	26
Environmental	12	12
Fair value of derivatives	5	7
Finance lease liabilities	11	24
Other	115	127
	$857	$887

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

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S. Plans	2019	2018	2017
Service cost	$15	$17	$14
Interest cost	50	47	50
Expected return on plan assets	(70)	(85)	(83)
Amortization of actuarial loss	55	51	52
Amortization of prior service cost	1	1	1
Net periodic cost	$51	$31	$34

Non-U.S. Plans	2019	2018	2017
Service cost	$15	$26	$22
Interest cost	71	75	75
Expected return on plan assets	(138)	(159)	(146)
Settlements	44	38	—
Curtailments	(14)	—	(3)
Amortization of actuarial loss	38	45	42
Amortization of prior service credit	(1)	(11)	(11)
Net periodic cost / (benefit)	$15	$14	$(21)

The settlement charges in 2019 and 2018 arose from the payment of lump sum buy-outs to settle certain pension obligations using plan assets. The Company may incur additional settlement charges in 2020. The curtailment gain in 2019 was to recognize prior service credits that were previously recorded in accumulated other comprehensive income in connection with the closure of a non-U.S. defined benefit pension plan.

Additional pension expense of $5 was recognized in each of 2019, 2018 and 2017 for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company's U.S. and non-U.S. plans were as follows:

Crown Holdings, Inc.

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Projected Benefit Obligations
Benefit obligations at January 1	$1,371	$1,499	$3,102	$3,507
Service cost	15	17	15	26
Interest cost	50	47	71	75
Plan participants’ contributions	—	—	2	4
Amendments	(1)	—	—	—
Settlements	—	—	(152)	(121)
Curtailments	—	—	(18)	—
Actuarial loss	133	(83)	242	(199)
Acquisitions	—	—	—	148
Benefits paid	(128)	(109)	(152)	(150)
Foreign currency translation	—	—	110	(188)
Benefit obligations at December 31	$1,440	$1,371	$3,220	$3,102
Plan Assets
Fair value of plan assets at January 1	$1,012	$1,220	$3,264	$3,665
Actual return on plan assets	244	(102)	373	(39)
Employer contributions	3	3	19	16
Plan participants’ contributions	—	—	2	4
Settlements	—	—	(152)	(121)
Acquisitions	—	—	—	90
Benefits paid	(128)	(109)	(152)	(150)
Foreign currency translation	—	—	126	(201)
Fair value of plan assets at December 31	$1,131	$1,012	$3,480	$3,264

Funded status	$(309)	$(359)	$260	$162

Accumulated benefit obligations at December 31	$1,397	$1,327	$3,182	$3,009

Information for pension plans with accumulated benefit obligations in excess of plan assets was as follows:

U.S. Plans	2019	2018
Projected benefit obligations	$1,440	$1,371
Accumulated benefit obligations	1,397	1,327
Fair value of plan assets	1,131	1,012

Non-U.S. Plans	2019	2018
Projected benefit obligations	$399	$363
Accumulated benefit obligations	383	329
Fair value of plan assets	187	167

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

Crown Holdings, Inc.

The strategic ranges for asset allocation in the U.S. plans are as follows:

U.S. equities	39%	to	49%
International equities	12%	to	18%
Fixed income	16%	to	26%
Balanced funds	7%	to	13%
Real estate	7%	to	13%

The Company’s investment strategy in its U.K. plan, the largest non-U.S. plan, is designed to achieve a funding level of 100% within the next 7 years by targeting an expected return of 1.8% annually in excess of the expected growth in the liabilities. The Company seeks to achieve this return with a risk level commensurate with a 5% chance of the funding level falling between 4% and 7% in any one year. The strategic ranges for asset allocation in the U.K. plan are as follows:

Investment grade credit	30%	to	90%
Equities	0%	to	30%
Hedge funds	0%	to	10%
Real estate	0%	to	5%
Alternative credit	0%	to	20%
Other	0%	to	20%

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

Investments Measured Using NAV per Share Practical Expedient

Investments measured using NAV per share as a practical expedient include investment funds that invest in global equity, emerging markets and fixed income. The global equity funds invest in equity securities of various market sectors including industrial materials, consumer discretionary goods and services, financial infrastructure, technology, and health care. The emerging markets funds invest in equity markets within financial services, consumer goods and services, energy, and technology.

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

Crown Holdings, Inc.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and their placement within the fair value hierarchy. The levels assigned to the defined benefit plan assets as of December 31, 2019 and 2018 are summarized in the tables below:

	2019
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$23	$190	$213
Global large cap equity	—	7	7
U.S. large cap equity	155	4	159
U.S. mid/small cap equity	218	27	245
Mutual funds – global equity	144	—	144
Mutual funds – U.S. equity	206	—	206
Mutual funds – fixed income	67	—	67
	813	228	1,041
Level 2
Government issued debt securities	—	260	260
Corporate debt securities	52	332	384
Asset backed securities	—	2	2
Structured debt	—	811	811
Insurance contracts	—	105	105
Derivatives	—	194	194
Investment funds – fixed income	—	373	373
Investment funds – global equity	—	297	297
Investment funds – emerging markets	—	33	33
	52	2,407	2,459
Level 3
Investment funds – real estate	96	220	316
Hedge funds	—	43	43
Private equity	5	70	75
Real estate – direct	21	9	30
	122	342	464

Total assets in fair value hierarchy	987	2,977	3,964

Investments measured at NAV Practical Expedient (a)
Investment funds – fixed income	102	91	193
Investment funds – global equity	18	78	96
Investment funds – emerging markets	23	—	23
Hedge funds	—	328	328
	143	497	640
Total investments at fair value	$1,130	$3,474	$4,604

Crown Holdings, Inc.

	2018
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$34	$225	$259
Global large cap equity	—	27	27
U.S. large cap equity	66	3	69
U.S. mid/small cap equity	182	16	198
Mutual funds – global equity	133	—	133
Mutual funds – U.S. equity	188	—	188
Mutual funds – fixed income	104	—	104
	707	271	978
Level 2
Government issued debt securities	—	341	341
Corporate debt securities	49	212	261
Asset backed securities	—	2	2
Structured debt	—	699	699
Insurance contracts	—	105	105
Derivatives	—	103	103
Investment funds – fixed income	—	411	411
Investment funds – global equity	—	268	268
	49	2,141	2,190
Level 3
Investment funds – real estate	94	196	290
Hedge funds	—	113	113
Private equity	9	94	103
Real estate – direct	20	7	27
	123	410	533

Total assets in fair value hierarchy	879	2,822	3,701

Investments measured at NAV Practical Expedient (a)
Investment funds – fixed income	98	112	210
Investment funds – global equity	14	43	57
Investment funds – emerging markets	20	—	20
Hedge funds	—	282	282
	132	437	569
Total investments at fair value	$1,011	$3,259	$4,270

(a) In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

Accrued income excluded from the tables above was as follows:

	2019	2018
U.S. plan assets	$1	$1
Non-U.S. plan assets	6	5

Plan assets include $244 and $140 of the Company’s common stock at December 31, 2019 and 2018.

Crown Holdings, Inc.

The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge funds	Private equity	Real estate	Total
Balance at January 1, 2018	$189	$147	$182	$518
Foreign currency translation	(11)	(8)	(5)	(24)
Asset returns – assets held at reporting date	(18)	(11)	(9)	(38)
Asset returns – assets sold during the period	20	28	15	63
Purchases, sales and settlements, net	(67)	(53)	70	(50)
Asset transfers during the period	—	—	64	64
Balance at December 31, 2018	113	103	317	533
Foreign currency translation	4	4	8	16
Asset returns – assets held at reporting date	(6)	(22)	25	(3)
Asset returns – assets sold during the period	7	17	6	30
Purchases, sales and settlements, net	(75)	(27)	(10)	(112)
Balance at December 31, 2019	$43	$75	$346	$464

The following table presents additional information about the pension plan assets valued using net asset value as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period
Balance at December 31, 2019
Investment funds – fixed income	$193	Semi-monthly	1 - 5 days
Investment funds – global equity	96	Monthly	1 - 15 days
Investment funds – emerging markets	23	Daily	30 days
Hedge funds	328	Monthly	1 - 30 days

Balance at December 31, 2018
Investment funds – fixed income	$210	Semi-monthly	1 day
Investment funds – global equity	57	Monthly	1 - 15 days
Investment funds – emerging markets	20	Daily	30 days
Hedge funds	282	Monthly	1 - 45 days

The pension plan assets valued using net asset value as a practical expedient do not have any unfunded commitments.

Pension assets and liabilities included in the Consolidated Balance Sheets were:

	2019	2018
Non-current assets	$491	$360
Current liabilities	13	14
Non-current liabilities	533	549

The Company’s current liability at December 31, 2019, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2020 employer contributions are $21 for the Company’s pension plans.

Crown Holdings, Inc.

Changes in the net loss and prior service cost (credit) for the Company’s pension plans were:

	2019		2018		2017
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$1,962	$(6)	$2,057	$(16)	$2,032	$(32)
Reclassification to net periodic benefit cost	(137)	14	(134)	10	(95)	14
Current year gain (loss)	(53)	—	103	—	21	—
Amendments	—	—	—	—	—	4
Foreign currency translation	36	—	(64)	—	99	(2)
Balance at December 31	$1,808	$8	$1,962	$(6)	$2,057	$(16)

The estimated portions of the net losses and net prior service that are expected to be recognized as components of net periodic benefit cost / (credit) in 2020 are $94 and $(1).

Expected future benefit payments as of December 31, 2019 are:

	U.S. plans	Non-U.S. plans
2020	$104	$161
2021	96	164
2022	98	165
2023	100	168
2024	99	166
2025 - 2029	448	837

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S. Plans	2019	2018	2017
Discount rate	3.2%	4.3%	3.7%
Compensation increase	4.7%	4.5%	4.7%

Non-U.S. Plans	2019	2018	2017
Discount rate	2.1%	2.9%	2.5%
Compensation increase	3.0%	3.2%	3.2%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S. Plans	2019	2018	2017
Discount rate - service cost	4.7%	3.9%	4.7%
Discount rate - interest cost	3.9%	3.2%	3.4%
Compensation increase	4.5%	4.7%	4.6%
Long-term rate of return	7.3%	7.3%	7.5%

Non-U.S. Plans	2019	2018	2017
Discount rate - service cost	3.0%	2.6%	2.8%
Discount rate - interest cost	2.7%	2.2%	2.3%
Compensation increase	3.2%	3.2%	3.3%
Long-term rate of return	4.3%	4.4%	4.5%

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

The components of net postretirement benefits cost were as follows:

Other Postretirement Benefits	2019	2018	2017
Service cost	$1	$4	$—
Interest cost	6	6	6
Amortization of prior service credit	(34)	(37)	(40)
Amortization of actuarial loss	3	4	4
Net periodic benefit credit	$(24)	$(23)	$(30)

Changes in the benefit obligations were:

	2019	2018
Benefit obligations at January 1	$147	$168
Service cost	1	4
Interest cost	6	6
Amendments	6	—
Actuarial (gain) loss	14	(15)
Benefits paid	(13)	(13)
Foreign currency translation	3	(3)
Benefit obligations at December 31	$164	$147

Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2019		2018		2017
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$31	$(105)	$49	$(142)	$49	$(182)
Reclassification to net periodic benefit cost	(3)	34	(4)	37	(4)	40
Current year gain (loss)	14	—	(14)	—	4	—
Amendments	—	(1)	—	—	—	—
Balance at December 31	$42	$(72)	$31	$(105)	$49	$(142)

The estimated portions of the net losses and prior service credits that are expected to be recognized as components of net periodic benefit cost/(credit) in 2020 are $4 and $(25).

Expected future benefit payments are as follows:

Benefit Payments
2020	$16
2021	13
2022	13
2023	12
2024	12
2025 - 2029	49

Crown Holdings, Inc.

The assumed health care cost trend rates at December 31, 2019 were as follows:

Health care cost trend rate assumed for 2019	5.3%
Rate that the cost trend rate gradually declines to	4.0%
Year that the rate reaches the rate it is assumed to remain	2035

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
	Increase	Decrease
Effect on total service and interest cost	$1	$1
Effect on postretirement benefit obligation	$6	$6

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2019	2018	2017
Benefit obligations	3.5%	4.5%	3.8%
Service cost	4.8%	4.9%	5.0%
Interest cost	4.2%	4.1%	3.5%

Defined Contribution Benefit Plans. The Company also sponsors defined contribution benefit plans in certain jurisdictions including the U.S. and the U.K. In 2019, the Company recognized expense of $11 related to these plans.

S.	Income Taxes

The components of income before income taxes were as follows:

	2019	2018	2017
U.S.	$(3)	$21	$10
Foreign	789	719	819
	$786	$740	$829

The provision for income taxes consisted of the following:

	2019	2018	2017
Current tax:
U.S. federal	$(1)	$(2)	$—
State and foreign	202	183	154
	$201	$181	$154
Deferred tax:
U.S. federal	$16	$31	$217
State and foreign	(51)	4	30
	(35)	35	247
Total	$166	$216	$401

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

Crown Holdings, Inc.

	2019	2018	2017
U.S. statutory rate at 21%, 21% and 35%	$166	$155	$290
Tax on foreign income	7	30	(126)
U.S. taxes on foreign income, net of credits	15	24	45
Valuation allowance changes	(33)	(1)	9
Tax contingencies	19	(2)	6
Tax law changes	(11)	4	174
Other items, net	3	6	3
Income tax provision	$166	$216	$401

The Company benefits from certain incentives in Brazil which allow it to pay reduced income taxes. The incentives expire at various dates beginning in December 2022. These incentives increased net income attributable to the Company by $17 in 2019 and $14 in both 2018 and 2017.

The Company paid taxes of $173, $177 and $154 in 2019, 2018 and 2017.

In 2019, the Company recorded an income tax benefit of $36 related to a deferred tax valuation allowance release resulting from an internal reorganization. Additionally, the Company recorded a charge of $15 related to the settlement of a pre-acquisition tax contingency that arose from a transaction that occurred prior to its acquisition of Signode. The Company also recorded a benefit of $9 arising from tax law changes in India.

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

In 2018, the Company recorded a charge of $24 related to local taxes on the distributions of foreign earnings, which were previously asserted to be indefinitely reinvested. As of December 31, 2019 the Company has not provided deferred taxes on approximately $1,300 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable.

The components of deferred taxes at December 31 are:

	2019		2018
	Assets	Liabilities	Assets	Liabilities
Tax carryforwards	$512	$—	$531	$—
Postretirement and postemployment benefits	40	—	39	—
Pensions	176	124	193	106
Property, plant and equipment	23	174	20	177
Intangible assets	—	401	—	431
Asbestos	66	—	71	—
Accruals and other	88	90	88	73
Right of use assets	—	30	—	—
Lease liabilities	30	—	—	—
Valuation allowances	(243)	—	(282)	—
Total	$692	$819	$660	$787

Crown Holdings, Inc.

Tax carryforwards expire as follows:

Year	Amount
2020	$27
2021	22
2022	82
2023	11
2024	14
Thereafter	211
Unlimited	145

Tax carryforwards expiring in 2022 include $72 of U.S. federal foreign tax credits which based on current projections the Company believes it will utilize before expiration. Tax carryforwards expiring after 2024 include $141 of U.S. state tax loss carryforwards and $53 of Luxembourg tax loss carryforwards. The unlimited category includes $36 related to U.S. disallowed business interest carryforwards and $64 of French tax loss carryforwards.

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

The Company’s valuation allowances at December 31, 2019 includes $205 primarily related to the portion of U.S. state tax loss carryforwards that the Company does not believe are more likely than not to be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including taxable income, expiration dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return.

Management’s estimate of the appropriate valuation allowance in any jurisdiction involves a number of assumptions and judgments, including the amount and timing of future taxable income. Should future results differ from management’s estimates, it is possible there could be future adjustments to the valuation allowances that would result in an increase or decrease in tax expense in the period such changes in estimates are made.

A reconciliation of unrecognized tax benefits follows:

	2019	2018	2017
Balance at January 1	$37	$29	$27
Additions related to acquisitions	—	13	—
Additions for prior year tax positions	20	1	6
Reductions to prior period tax positions	—	—	(2)
Lapse of statute of limitations	(1)	(3)	—
Settlements	(15)	(2)	(4)
Foreign currency translation	—	(1)	2
Balance at December 31	$41	$37	$29

The Company’s unrecognized tax benefits include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses and exclude $2 of interest and penalties as of December 31, 2019.

The total interest and penalties recorded in income tax expense was less than $1 in 2019, 2018 and 2017. As of December 31, 2019, unrecognized tax benefits of $41, if recognized, would affect the Company's effective tax rate.

The Company’s unrecognized tax benefits are not expected to increase over the next twelve months and are expected to decrease as open tax years lapse or claims are settled. The Company is unable to estimate a range of reasonably possible changes in its

Crown Holdings, Inc.

unrecognized tax benefits in the next twelve months as it is unable to predict when, or if, the tax authorities will commence their audits, the time needed for the audits, and the audit findings that will require settlement with the applicable tax authorities, if any.

The tax years that remained subject to examination by major tax jurisdictions as of December 31, 2019 were, 2010 and subsequent years for Germany; 2013 and subsequent years for India; 2015 and subsequent years for the Brazil, Canada, Italy, Mexico and Spain; and 2016 and subsequent years for the U.K. and the U.S.; 2017 and subsequent years for France. In addition, tax authorities in certain jurisdictions, including France and the U.S., may examine earlier years when tax carryforwards that were generated in those years are subsequently utilized.

T.	Capital Stock

A summary of common share activity for the years ended December 31 follows (in shares):

	2019	2018	2017
Common shares outstanding at January 1	135,173,948	134,275,609	139,840,228
Shares repurchased	(106,388)	(92,167)	(6,157,010)
Shares issued upon exercise of employee stock options	70,000	—	299,050
Restricted stock issued to employees, net of forfeitures	416,695	958,672	269,025
Shares issued to non-employee directors	23,623	31,834	24,316
Common shares outstanding at December 31	135,577,878	135,173,948	134,275,609

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

U. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income for the years ended December 31, 2019 and 2018.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2018	$(1,583)	$(1,681)	$23	$(3,241)
Cumulative effect of change in accounting principle			3	3
Other comprehensive loss before reclassifications	(20)	(136)	(35)	(191)
Amounts reclassified from accumulated other comprehensive income	70	—	(15)	55
Other comprehensive income / (loss)	50	(136)	(47)	(133)
Balance at December 31, 2018	(1,533)	(1,817)	(24)	(3,374)
Other comprehensive income / (loss) before reclassifications	10	149	(22)	137
Amounts reclassified from accumulated other comprehensive income	74	—	32	106
Other comprehensive income	84	149	10	243
Balance at December 31, 2019	$(1,449)	$(1,668)	$(14)	$(3,131)

See Note N and Note R for further details of amounts reclassified from accumulated other comprehensive income related to cash flow hedges and defined benefit plans.

Crown Holdings, Inc.

V. Revenue

For the years ended December 31, 2019 and 2018, the Company recognized revenue as follows:

	2019	2018
Revenue recognized over time	$5,724	$5,765
Revenue recognized at a point in time	5,941	5,386
Total revenue	$11,665	$11,151

See Note Y for further disaggregation of the Company's revenue.
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
Contract assets and liabilities are reported in a net position on a contract-by-contract basis. Net contract assets were as follows:

	December 31, 2019	December 31, 2018
Contract assets included in prepaid and other current assets	$30	$16
Contract liabilities included in accrued liabilities	(5)	(3)
Contract liabilities included in other non-current liabilities	—	(5)
Net contract asset	$25	$8

For the year ended December 31, 2019, the Company satisfied performance obligations related to contract assets recorded by the Company's equipment business at December 31, 2018. The Company also recorded new contract assets related to work in process for the Company's equipment business and European food business.

For the year ended December 31, 2019, the Company recognized revenue of $3 related to contract liabilities at December 31, 2018 for performance obligations satisfied during the period.

W. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals as determined by the Compensation Committee designated by the Company’s Board of Directors. There have been no awards of SARs. At December 31, 2019, there were 2.6 million authorized shares available for future awards.

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

The performance-based shares cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded, and is settled

Crown Holdings, Inc.

in shares of common stock. Participants who terminate employment because of disability, death or, subject to Company approval, retirement, receive accelerated vesting of their time-vested awards to the date of termination. However, restrictions lapse on performance-based awards, if at all, on the original vesting date.

The Company also issues shares of time-vesting restricted stock to U.S. employees and deferred stock to non-U.S. employees which vest ratably over three to five years.

A summary of restricted and deferred stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2019	2,142,743
Awarded:
Time-vesting	406,145
Performance-based	202,876
Released:
Time-vesting	(387,628)
Performance-based	—
Forfeitures:
Time-vesting	(132,275)
Performance-based	(129,207)
Non-vested shares outstanding at December 31, 2019	2,102,654

The average grant-date fair value of restricted stock awarded in 2019, 2018 and 2017 follows:

	2019	2018	2017
Time-vested	$56.06	$44.48	$55.55
Performance-based	46.08	57.24	51.90

The fair values of the performance-based awards that include a market condition were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2019	2018	2017
Risk-free interest rate	2.5%	2.0%	1.4%
Expected term (years)	3	3	3
Expected stock price volatility	21.4%	19.9%	21.1%

At December 31, 2019, unrecognized compensation cost related to outstanding restricted and deferred stock was $67. The weighted average period over which the expense is expected to be recognized is 2.7 years. The aggregate market value of the shares released on the vesting dates was $26 in 2019.

Crown Holdings, Inc.

X.	Earnings Per Share

The following table summarizes basic and diluted earnings per share ("EPS"). Basic EPS excludes all potentially dilutive securities and is computed by dividing net income attributable to Crown Holdings by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of stock options and restricted stock as calculated under the treasury stock method.

	2019	2018	2017
Net income attributable to Crown Holdings	$510	$439	$323
Weighted average shares outstanding (in millions):
Basic	133.89	133.64	135.29
Add: dilutive stock options and restricted stock	0.99	0.24	0.32
Diluted	134.88	133.88	135.61
Basic EPS	$3.81	$3.28	$2.39
Diluted EPS	$3.78	$3.28	$2.38

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive	0.8	0.9	—

Y.	Segment Information
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

The tables below present information about operating segments for the three years ended December 31, 2019, 2018 and 2017:

2019		Inter-
	External	segment	Segment		Capital	Segment
	sales	sales	assets	Depreciation	expenditures	income
Americas Beverage	$3,369	$12	$3,577	$88	$167	$534
European Beverage	1,497	2	1,782	54	82	190
European Food	1,887	81	2,742	36	34	205
Asia Pacific	1,290	—	1,604	52	65	194
Transit Packaging	2,274	9	4,157	57	27	290
Total reportable segments	10,317	104	13,862	287	375	$1,413
Non-reportable segments	1,348	143	1,106	18	31
Corporate and unallocated items	—	—	537	4	26
Total	$11,665	$247	$15,505	$309	$432

Crown Holdings, Inc.

2018		Inter-
	External	segment	Segment		Capital	Segment
	sales	sales	assets	Depreciation	expenditures	income
Americas Beverage	$3,282	$53	$3,388	$84	$111	$454
European Beverage	1,489	1	1,705	38	121	193
European Food	1,982	69	2,792	39	17	257
Asia Pacific	1,316	—	1,558	48	130	186
Transit Packaging	1,800	5	4,415	43	24	255
Total reportable segments	9,869	128	13,858	252	403	$1,345
Non-reportable segments	1,282	142	1,066	18	27
Corporate and unallocated items	—	—	338	7	32
Total	$11,151	$270	$15,262	$277	$462

2017		Inter-
	External	segment	Segment		Capital	Segment
	sales	sales	assets	Depreciation	expenditures	income
Americas Beverage	$2,928	$34	$3,253	$75	$167	$470
European Beverage	1,457	2	1,631	35	109	235
European Food	1,935	70	2,964	35	45	264
Asia Pacific	1,177	—	1,355	42	123	168
Total reportable segments	7,497	106	9,203	187	444	$1,137
Non-reportable segments	1,201	116	1,039	17	27
Corporate and unallocated items	—	—	421	4	27
Total	$8,698	$222	$10,663	$208	$498

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Corporate and unallocated items include corporate and division administrative costs, technology costs, and unallocated items such as stock-based compensation.

A reconciliation of segment income of reportable segments to income before income taxes for the three years ended December 31, 2019, 2018 and 2017 follows:

Crown Holdings, Inc.

	2019	2018	2017
Segment income of reportable segments	$1,413	$1,345	$1,137
Segment income of non-reportable segments	126	122	123
Corporate and unallocated items	(158)	(139)	(143)
Provision for asbestos	—	—	(3)
Restructuring and other	26	(44)	(51)
Goodwill impairment	(25)	—	—
Amortization of intangibles	(186)	(148)	(39)
Loss from early extinguishments of debt	(27)	—	(7)
Fair value adjustment to inventory	—	(40)	—
Other pension and postretirement	(13)	25	53
Interest expense	(378)	(384)	(252)
Interest income	17	21	15
Foreign exchange	(9)	(18)	(4)
Income before income taxes	$786	$740	$829

For the three years ended December 31, 2019, 2018 and 2017, intercompany profit of $6, $7 and $8 was eliminated within segment income of non-reportable segments.

For the three years ended December 31, 2019, 2018 and 2017, no one customer accounted for more than 10% of the Company's consolidated net sales.

Sales by major product were:

	2019	2018	2017
Metal beverage cans and ends	$5,588	$5,551	$5,085
Metal food cans and ends	2,435	2,452	2,331
Transit packaging	2,274	1,800	—
Other metal packaging	887	884	887
Other products	481	464	395
Consolidated net sales	$11,665	$11,151	$8,698

The following table provides sales and long-lived asset information for the major countries in which the Company operates. Long-lived assets includes property, plant and equipment.

	Net Sales			Long-Lived Assets
	2019	2018	2017	2019	2018
United States	$3,407	$3,018	$1,931	$722	$694
Mexico	834	763	699	438	434
Brazil	714	732	652	393	350
United Kingdom	641	685	600	136	139
Spain	682	666	649	337	346
Other	5,387	5,287	4,167	1,861	1,782
Consolidated total	$11,665	$11,151	$8,698	$3,887	$3,745

Crown Holdings, Inc.

Z.	Condensed Combining Financial Information

Crown Cork & Seal Company, Inc. (Issuer), a wholly owned subsidiary, has $350 principal amount of 7.375% senior notes due 2026 and $40 principal amount of 7.5% senior notes due 2096 outstanding that are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt. The following condensed combining financial statements:

•Statements of Comprehensive Income and Cash Flows for the years ended December 31, 2019, 2018, 2017, and
•Balance Sheets as of December 31, 2019 and December 31, 2018
are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2019 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$11,665		$11,665
Cost of products sold, excluding depreciation and amortization			9,349		9,349
Depreciation and amortization			490		490
Selling and administrative expense		$3	628		631
Restructuring and other			(26)		(26)
Goodwill impairment			25		25
Income from operations	—	(3)	1,199	—	1,196
Loss from early extinguishments of debt			27		27
Other pension and postretirement		7	6		13
Net interest expense		73	288		361
Foreign exchange			9		9
Income/(loss) before income taxes	—	(83)	869	—	786
Provision for / (benefit from) income taxes		(12)	178		166
Equity in net earnings of affiliates	$510	509	5	$(1,019)	5
Net income	510	438	696	(1,019)	625
Net income attributable to noncontrolling interests			(115)		(115)
Net income attributable to Crown Holdings	$510	$438	$581	$(1,019)	$510

Total comprehensive income	$753	$647	$941	$(1,471)	$870
Comprehensive income attributable to noncontrolling interests			(117)		(117)
Comprehensive income attributable to Crown Holdings	$753	$647	$824	$(1,471)	$753

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2018 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$11,151		$11,151
Cost of products sold, excluding depreciation and amortization			9,028		9,028
Depreciation and amortization			425		425
Selling and administrative expense		$3	555		558
Restructuring and other	$9		35		44
Income from operations	(9)	(3)	1,108	—	1,096
Other pension and postretirement		7	(32)		(25)
Net interest expense		74	289		363
Foreign exchange			18		18
Income/(loss) before income taxes	(9)	(84)	833	—	740
Provision for / (benefit from) income taxes	(2)	7	211		216
Equity in net earnings of affiliates	446	456	4	$(902)	4
Net income	439	365	626	(902)	528
Net income attributable to noncontrolling interests			(89)		(89)
Net income attributable to Crown Holdings	$439	$365	$537	$(902)	$439

Total comprehensive income	$303	$259	$487	$(660)	$389
Comprehensive income attributable to noncontrolling interests			(86)		(86)
Comprehensive income attributable to Crown Holdings	$303	$259	$401	$(660)	$303

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2017 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net sales			$8,698		$8,698
Cost of products sold, excluding depreciation and amortization			7,006		7,006
Depreciation and amortization			247		247
Selling and administrative expense		$2	365		367
Provision for asbestos		3			3
Restructuring and other		(1)	52		51
Income from operations	—	(4)	1,028	—	1,024
Loss from early extinguishments of debt			7		7
Other pension and postretirement		7	(60)		(53)
Net interest expense		91	146		237
Foreign exchange			4		4
Income/(loss) before income taxes	—	(102)	931	—	829
Provision for / (benefit from) income taxes		194	207		401
Equity in net earnings of affiliates	$323	531		$(854)	—
Net income	323	235	724	(854)	428
Net income attributable to noncontrolling interests			(105)		(105)
Net income attributable to Crown Holdings	$323	$235	$619	$(854)	$323

Total comprehensive income	$482	$275	$886	$(1,053)	590
Comprehensive income attributable to noncontrolling interests			(108)		(108)
Comprehensive income attributable to Crown Holdings	$482	$275	$778	$(1,053)	$482

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents			$607		$607
Receivables, net		$11	1,517		1,528
Inventories			1,626		1,626
Prepaid expenses and other current assets			241		241
Total current assets	—	11	3,991	—	4,002

Intercompany debt receivables			3,538	$(3,538)	—
Investments	$4,209	4,439		(8,648)	—
Goodwill			4,430		4,430
Intangible assets			2,015		2,015
Property, plant and equipment, net			3,887		3,887
Operating lease right-of-use assets, net			204		204
Other non-current assets		129	838		967
Total	$4,209	$4,579	$18,903	$(12,186)	$15,505

Liabilities and equity
Current liabilities
Short-term debt			$75		$75
Current maturities of long-term debt			62		62
Current portion of operating lease liabilities			51		51
Accounts payable			2,646		2,646
Accrued liabilities	$24	$33	1,008		1,065
Total current liabilities	24	33	3,842	—	3,899

Long-term debt, excluding current maturities		388	7,430		7,818
Long-term intercompany debt	2,472	1,066		$(3,538)	—
Non-current portion of operating lease liabilities			156		156
Postretirement and pension liabilities			683		683
Other non-current liabilities		311	546		857
Commitments and contingent liabilities
Noncontrolling interests			379		379
Crown Holdings shareholders’ equity	1,713	2,781	5,867	(8,648)	1,713
Total equity	1,713	2,781	6,246	(8,648)	2,092
Total	$4,209	$4,579	$18,903	$(12,186)	$15,505

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2019
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$39	$(13)	$1,180	$(43)	$1,163
Cash flows from investing activities
Capital expenditures			(432)		(432)
Acquisition of businesses, net of cash acquired			(11)		(11)
Net investment hedges			23		23
Proceeds from sale of property, plant and equipment			39		39
Other			7		7
Net cash provided by/(used for) investing activities	—	—	(374)	—	(374)
Cash flows from financing activities
Proceeds from long-term debt			2,216		2,216
Payments of long-term debt			(2,845)		(2,845)
Net change in revolving credit facility and short-term debt			(10)		(10)
Net change in long-term intercompany balances	(36)	13	23		—
Payments of finance leases			(15)		(15)
Debt issuance costs			(18)		(18)
Common stock issued	4				4
Common stock repurchased	(7)				(7)
Dividends paid			(43)	43	—
Dividend paid to noncontrolling interests			(101)		(101)
Contribution from noncontrolling interests			6		6
Foreign exchange derivatives related to debt			(16)		(16)
Net cash provided by/(used for) financing activities	(39)	13	(803)	43	(786)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash			1		1
Net change in cash, cash equivalents, and restricted cash	—	—	4	—	4
Cash, cash equivalents, and restricted cash at January 1			659		659
Cash, cash equivalents, and restricted cash at December 31	$—	$—	$663	$—	$663

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2018
(in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$(8)	$(74)	$692	$(39)	$571
Cash flows from investing activities
Capital expenditures			(462)		(462)
Beneficial interest in transferred receivables			490		490
Acquisition of businesses, net of cash acquired			(3,912)		(3,912)
Proceeds from sale of property, plant and equipment			36		36
Foreign exchange derivatives related to acquisitions			(25)		(25)
Net investment hedge settlements			34		34
Other			(4)		(4)
Net cash provided by/(used for) investing activities	—	—	(3,843)	—	(3,843)
Cash flows from financing activities
Proceeds from long-term debt			4,082		4,082
Payments of long-term debt			(333)		(333)
Net change in revolving credit facility and short-term debt			(69)		(69)
Net change in long-term intercompany balances	11	74	(85)		—
Debt issuance costs			(70)		(70)
Common stock issued	1				1
Common stock repurchased	(4)				(4)
Dividends paid			(39)	39	—
Dividend paid to noncontrolling interests			(60)		(60)
Foreign exchange derivatives related to debt			(14)		(14)
Net cash provided by/(used for) financing activities	8	74	3,412	39	3,533
Effect of exchange rate changes on cash, cash equivalents, and restricted cash			(37)		(37)
Net change in cash, cash equivalents, and restricted cash	—	—	224	—	224
Cash, cash equivalents, and restricted cash at January 1			435		435
Cash, cash equivalents, and restricted cash at December 31	$—	$—	$659	$—	$659

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS For the year ended December 31, 2017 (in millions)

	Parent	Issuer	Non- Guarantors	Eliminations	Total Company
Net cash provided by/(used for) operating activities	$7	$(58)	$(162)	$(38)	$(251)
Cash flows from investing activities
Capital expenditures			(498)		(498)
Beneficial interest in transferred receivables			1,010		1,010
Proceeds from sale of property, plant and equipment			8		8
Intercompany investing activities	235			(235)	—
Other			(24)		(24)
Net cash provided by/(used for) investing activities	235	—	496	(235)	496
Cash flows from financing activities
Proceeds from long-term debt			1,054		1,054
Payments of long-term debt		(5)	(1,132)		(1,137)
Net change in revolving credit facility and short-term debt			95		95
Net change in long-term intercompany balances	88	63	(151)		—
Debt issuance costs			(16)		(16)
Common stock issued	9				9
Common stock repurchased	(339)				(339)
Dividends paid			(273)	273	—
Dividend paid to noncontrolling interests			(93)		(93)
Foreign exchange derivatives related to debt			27		27
Net cash provided by/(used for) financing activities	(242)	58	(489)	273	(400)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash			14		14
Net change in cash, cash equivalents, and restricted cash	—	—	(141)	—	(141)
Cash, cash equivalents, and restricted cash at January 1			576		576
Cash, cash equivalents, and restricted cash at December 31	$—	$—	$435	$—	$435

Crown Holdings, Inc.

Crown Americas, LLC, Crown Americas Capital Corp. II, Crown Americas Capital Corp. III and Crown Americas Capital Corp. V (collectively, the Issuers), wholly owned subsidiaries of the Company, have outstanding $1,000 principal amount of 4.5% senior notes due 2023, $400 principal amount of 4.25% senior notes due 2026, and $875 principal amount of 4.75% senior notes due 2026 which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent) and substantially all subsidiaries in the United States. The guarantors are wholly owned by the Company and the guarantees are made on a joint and several basis. The following condensed combining financial statements:

•	Statements of Comprehensive Income and Cash Flows for the years ended December 31, 2018, 2018, 2016, and

•	Balance Sheets as of December 31, 2019 and December 31, 2018
are presented on the following pages to comply with the Company’s requirements under Rule 3-10 of Regulation S-X.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2019 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$3,766	$8,358	$(459)	$11,665
Cost of products sold, excluding depreciation and amortization			3,147	6,661	(459)	9,349
Depreciation and amortization			141	349		490
Selling and administrative expense		$10	264	357		631
Restructuring and other			14	(40)		(26)
Goodwill impairment				25		25
Income from operations	—	(10)	200	1,006	—	1,196
Loss from early extinguishments of debt		19		8		27
Other pension and postretirement			11	2		13
Net interest expense		77	124	160		361
Technology royalty			(42)	42		—
Foreign exchange		(34)	1	8	34	9
Income/(loss) before income taxes	—	(72)	106	786	(34)	786
Provision for / (benefit from) income taxes		(17)	59	132	(8)	166
Equity in net earnings of affiliates	$510	206	358	2	(1,071)	5
Net income	510	151	405	656	(1,097)	625
Net income attributable to noncontrolling interests				(115)		(115)
Net income attributable to Crown Holdings	$510	$151	$405	$541	$(1,097)	$510

Total comprehensive income	$753	$199	$614	$827	$(1,523)	$870
Comprehensive income attributable to noncontrolling interests				(117)		(117)
Comprehensive income attributable to Crown Holdings	$753	$199	$614	$710	$(1,523)	$753

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2018 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$3,426	$8,212	$(487)	$11,151
Cost of products sold, excluding depreciation and amortization			2,932	6,583	(487)	9,028
Depreciation and amortization			117	308		425
Selling and administrative expense		$11	216	331		558
Restructuring and other	$9		11	24		44
Income from operations	(9)	(11)	150	966	—	1,096
Other pension and postretirement			(14)	(11)		(25)
Net interest expense		91	113	159		363
Technology royalty			(45)	45		—
Foreign exchange		(16)		19	15	18
Income/(loss) before income taxes	(9)	(86)	96	754	(15)	740
Provision for / (benefit from) income taxes	(2)	(20)	53	188	(3)	216
Equity in net earnings of affiliates	446	191	311	1	(945)	4
Net income	439	125	354	567	(957)	528
Net income attributable to noncontrolling interests				(89)		(89)
Net income attributable to Crown Holdings	$439	$125	$354	$478	$(957)	$439

Total comprehensive income	$303	$62	$248	$479	$(703)	$389
Comprehensive income attributable to noncontrolling interests				(86)		(86)
Comprehensive income attributable to Crown Holdings	$303	$62	$248	$393	$(703)	$303

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF COMPREHENSIVE INCOME For the year ended December 31, 2017 (in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net sales			$2,286	$6,797	$(385)	$8,698
Cost of products sold, excluding depreciation and amortization			1,960	5,431	(385)	7,006
Depreciation and amortization			40	207		247
Selling and administrative expense		$10	134	223		367
Provision for asbestos			3			3
Restructuring and other		2	11	38		51
Income from operations		(12)	138	898	—	1,024
Loss from early extinguishments of debt		6		1		7
Other pension and postretirement			(13)	(40)		(53)
Net interest expense		65	95	77		237
Technology royalty			(42)	42		—
Foreign exchange		90	(2)	6	(90)	4
Income/(loss) before income taxes		(173)	100	812	90	829
Provision for / (benefit from) income taxes		(66)	271	164	32	401
Equity in net earnings of affiliates	$323	194	406		(923)	—
Net income	323	87	235	648	(865)	428
Net income attributable to noncontrolling interests				(105)		(105)
Net income attributable to Crown Holdings	$323	$87	$235	$543	$(865)	$323

Total comprehensive income	$482	$115	$275	$854	$(1,136)	$590
Comprehensive income attributable to noncontrolling interests				(108)		(108)
Comprehensive income attributable to Crown Holdings	$482	$115	$275	$746	$(1,136)	$482

Crown Holdings, Inc.

CONDENSED COMBINING BALANCE SHEET
As of December 31, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Assets
Current assets
Cash and cash equivalents		$133	$5	$469		$607
Receivables, net		11	140	1,377		1,528
Intercompany receivables			48	23	$(71)	—
Inventories			443	1,183		1,626
Prepaid expenses and other current assets		2	19	220		241
Total current assets	—	146	655	3,272	(71)	4,002

Intercompany debt receivables		3,080	3,352	245	(6,677)	—
Investments	$4,209	2,850	1,495		(8,554)	—
Goodwill			1,186	3,244		4,430
Intangible assets			832	1,183		2,015
Property, plant and equipment, net		1	725	3,161		3,887
Operating lease right-of-use assets, net		3	64	137		204
Other non-current assets		62	148	757		967
Total	$4,209	$6,142	$8,457	$11,999	$(15,302)	$15,505

Liabilities and equity
Current liabilities
Short-term debt				$75		$75
Current maturities of long-term debt		$27		35		62
Current portion of operating lease liabilities			$19	32		51
Accounts payable			682	1,964		2,646
Accrued liabilities	$24	49	134	858		1,065
Intercompany payables			23	48	$(71)	—
Total current liabilities	24	76	858	3,012	(71)	3,899

Long-term debt, excluding current maturities		3,313	388	4,117		7,818
Long-term intercompany debt	2,472	996	3,082	127	(6,677)	—
Non-current portion of operating lease liabilities		3	48	105		156
Postretirement and pension liabilities			386	297		683
Other non-current liabilities			303	554		857
Commitments and contingent liabilities
Noncontrolling interests				379		379
Crown Holdings shareholders’ equity	1,713	1,754	3,392	3,408	(8,554)	1,713
Total equity	1,713	1,754	3,392	3,787	(8,554)	2,092
Total	$4,209	$6,142	$8,457	$11,999	$(15,302)	$15,505

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

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2019
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$39	$(29)	$281	$975	$(103)	$1,163
Cash flows from investing activities
Capital expenditures			(97)	(335)		(432)
Acquisition of businesses, net of cash acquired			(11)			(11)
Net investment hedges		23				23
Proceeds from sale of property, plant and equipment			8	31		39
Intercompany investing activities			226		(226)	—
Other				7		7
Net cash provided by/(used for) investing activities	—	23	126	(297)	(226)	(374)
Cash flows from financing activities
Proceeds from long-term debt		1,100		1,116		2,216
Payments of long-term debt		(815)	(887)	(1,143)		(2,845)
Net change in revolving credit facility and short-term debt				(10)		(10)
Net change in long-term intercompany balances	(36)	(253)	479	(190)		—
Payments of finance leases			(13)	(2)		(15)
Debt issuance costs		(10)		(8)		(18)
Common stock issued	4					4
Common stock repurchased	(7)					(7)
Dividends paid				(329)	329	—
Dividends paid to noncontrolling interests				(101)		(101)
Contribution from noncontrolling interests				6		6
Foreign exchange derivatives related to debt				(16)		(16)
Net cash provided by/(used for) financing activities	(39)	22	(421)	(677)	329	(786)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash				1		1
Net change in cash, cash equivalents, and restricted cash	—	16	(14)	2	—	4
Cash, cash equivalents, and restricted cash at January 1	—	117	19	523	—	659
Cash, cash equivalents, and restricted cash at December 31	$—	$133	$5	$525	$—	$663

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2018
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$(8)	$(44)	$180	$532	$(89)	$571
Cash flows from investing activities
Capital expenditures			(60)	(402)		(462)
Beneficial interest in transferred receivables				490		490
Acquisition of businesses, net of cash acquired				(3,912)		(3,912)
Proceeds from sale of property, plant and equipment			9	27		36
Intercompany investing activities		(100)			100	—
Foreign exchange derivatives related to acquisition				(25)		(25)
Net investment hedge settlements		34				34
Other				(4)		(4)
Net cash provided by/(used for) investing activities	—	(66)	(51)	(3,826)	100	(3,843)
Cash flows from financing activities
Proceeds from long-term debt		975	1,150	1,957		4,082
Payments of long-term debt		(25)	(265)	(43)		(333)
Net change in revolving credit facility and short-term debt				(69)		(69)
Net change in long-term intercompany balances	11	(719)	(998)	1,706		—
Debt issuance costs		(40)		(30)		(70)
Common stock issued	1					1
Common stock repurchased	(4)					(4)
Capital contribution				100	(100)	—
Dividends paid				(89)	89	—
Dividends paid to noncontrolling interests				(60)		(60)
Foreign exchange derivatives related to debt				(14)		(14)
Net cash provided by/(used for) financing activities	8	191	(113)	3,458	(11)	3,533
Effect of exchange rate changes on cash, cash equivalents, and restricted cash				(37)		(37)
Net change in cash, cash equivalents, and restricted cash	—	81	16	127	—	224
Cash, cash equivalents, and restricted cash at January 1	—	36	3	396	—	435
Cash, cash equivalents, and restricted cash at December 31	$—	$117	$19	$523	$—	$659

Crown Holdings, Inc.

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the year ended December 31, 2017
(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Company
Net provided by/(used for) operating activities	$7	$(30)	$83	$(211)	$(100)	$(251)
Cash flows from investing activities
Capital expenditures			(102)	(396)		(498)
Beneficial interest in transferred receivables				1,010		1,010
Proceeds from sale of property, plant and equipment			1	7		8
Intercompany investing activities	235		300		(535)	—
Other			(20)	(4)		(24)
Net cash provided by/(used for) investing activities	235	—	179	617	(535)	496
Cash flows from financing activities
Proceeds from long-term debt		750	9	295		1,054
Payments of long-term debt		(1,015)	(7)	(115)		(1,137)
Net change in revolving credit facility and short-term debt				95		95
Net change in long-term intercompany balances	88	263	(261)	(90)		—
Debt issuance costs		(15)		(1)		(16)
Common stock issued	9					9
Common stock repurchased	(339)					(339)
Dividends paid				(635)	635	—
Dividends paid to noncontrolling interests				(93)		(93)
Foreign exchange derivatives related to debt				27		27
Net cash provided by/(used for) financing activities	(242)	(17)	(259)	(517)	635	(400)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash				14		14
Net change in cash, cash equivalents, and restricted cash	—	(47)	3	(97)	—	(141)
Cash, cash equivalents, and restricted cash at January 1		83		493		576
Cash, cash equivalents, and restricted cash at December 31	$—	$36	$3	$396	$—	$435

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2019				2018
	First (1)	Second (2)	Third (3)	Fourth (4)	First (5)	Second (6)	Third (7)	Fourth (8)
Net sales	$2,755	$3,035	$3,084	$2,791	$2,197	$3,046	$3,174	$2,734
Gross profit *	423	495	508	400	324	467	517	390
Income from operations	262	383	352	199	221	292	365	218
Net income (loss) attributable to Crown Holdings	103	137	183	87	90	132	164	53
Earnings per average common share:
Basic	$0.77	$1.02	$1.37	$0.65	$0.67	$0.99	$1.23	$0.40
Diluted	0.77	1.02	1.36	0.64	0.67	0.99	1.23	0.40
Average common shares outstanding:
Basic	133.8	133.9	133.9	134.0	133.5	133.6	133.7	133.7
Diluted	134.4	134.8	135.0	135.2	133.8	133.8	133.8	134.1
* The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.

Notes:

(1)	Includes pre-tax charges of $4 for restructuring and other and $6 from early extinguishment of debt and a pension plan curtailment gain of $14.

(2)	Includes pre-tax gains of $45 for restructuring and other, and charges of $31 for a pension plan settlement and $15 to settle a tax contingency.

(3)	Includes pre-tax charges of $6 for pension plan settlements.

(4)
Includes pre-tax charges of $25 for a goodwill impairment, $15 for restructuring and other and $7 for pension plan settlements. Also, includes income tax benefits of $37 primarily related to a deferred tax valuation allowance release.

(5)	Includes pre-tax charges of $13 for restructuring and other and $24 for acquisition costs.

(6)	Includes pre-tax charges of $40 for fair value adjustment to inventory and $16 for restructuring and other.

(7)	Includes a pre-tax benefit of $1 for restructuring and other and income tax charges of $28 related to taxes on distributions of foreign earnings.

(8)	Includes pre-tax charges of $16 for restructuring and other and $42 for pension plan settlements.

Crown Holdings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E	COLUMN F
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Acquisitions	Deductions – write-offs	Balance at end of period

For the year ended December 31, 2019

Allowances deducted from assets to which they apply:

Trade accounts receivable	$65	$4	$—	$1	$(8)	$62

Deferred tax assets	282	(33)	5	—	(11)	243

For the year ended December 31, 2018

Allowances deducted from assets to which they apply:

Trade accounts receivable	71	(6)	(4)	7	(3)	65

Deferred tax assets	228	(1)	(7)	76	(14)	282

For the year ended December 31, 2017

Allowances deducted from assets to which they apply:

Trade accounts receivable	76	—	6	—	(11)	71

Deferred tax assets	225	9	—	—	(6)	228

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

Timothy J. Donahue	57	President and Chief Executive Officer	2016
Gerard H. Gifford	64	Executive Vice President and Chief Operating Officer	2017
Djalma Novaes, Jr.	59	President – Americas Division	2015
Didier Sourisseau	54	President – European Division	2017
Hock Huat Goh	65	President – Asia Pacific Division	2018
Robert H. Bourque, Jr.	49	President – Transit Packaging Division	2018
Thomas A. Kelly	60	Senior Vice President and Chief Financial Officer	2013
David A. Beaver	44	Vice President and Corporate Controller	2015

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Corporate Governance” and is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 23, 2020” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2019 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	630,736	—	3,436,265
Equity compensation plans not approved by security holders
Total	630,736	—	3,436,265

(1)	Includes the 2013 Stock-Based Incentive Compensation Plan.

(2)
Includes 630,736 shares of deferred stock awarded from the 2013 Stock-Based Incentive Compensation Plan during each year from 2013 through 2019. The shares are time-vesting and will be issued up to four years from their grant date. The weighted-average exercise price in the table does not include these shares.

(3)
Includes 3,240,254, 747,384 and 79,363 shares available for issuance at December 31, 2019 under the 2013 Stock Based Incentive Compensation Plan, the Company’s Employee Stock Purchase Plan and the Stock Compensation Plan for Non-Employee Directors.

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

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Supplementary Information

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2019, 2018 and 2017

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

4.cc
Second Amendment to Amended and Restated Credit Agreement, First Amendment to the U.S. Guarantee Agreement and First Amendment to U.S. Indemnity, Subrogation and Contribution Agreement, dated as of March 23, 2018, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4.cc of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018).

4.dd
Incremental Amendment No. 2 and Third Amendment to Amended and Restated Credit Agreement, dated as of December 13, 2019, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc., and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG London Branch, Deutsche Bank AG, Canada Branch, and the various Lenders referred to therein (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K/A dated February 28, 2020 (File No. 000-50189)).

4.ee
Indenture, dated as of October 31, 2019, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €550 million 0.750% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated November 4, 2019 (File No. 000-50189)).

4.ff	Description of the Registrant's Securities.

4.gg
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

Crown Holdings, Inc.

(7)
Employment contract between Crown Holdings, Inc. and Didier Sourisseau, effective April 1, 2017 (incorporated by reference to Exhibit 10.a of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (File No. 000-50189)).31, 2008 (File No. 000-50189)).

10.b
Crown Holdings, Inc. Economic Profit Incentive Plan, effective as of January 1, 2018 (incorporated by reference to Exhibit 10.b of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 000-50189).

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

Crown Holdings, Inc.

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

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2018, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2018, 2017 and 2016; (iii) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded with the XBRL document.

ITEM 16.	FORM 10-K SUMMARY
None.

Crown Holdings, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
Date: February 28, 2020
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Donahue, Thomas A. Kelly and William T. Gallagher, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2019 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their respective substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ Timothy J. Donahue
Timothy J. Donahue	Director, President and Chief Executive Officer

/s/ Thomas A. Kelly
Thomas A. Kelly	Senior Vice President and Chief Financial Officer

/s/ David A. Beaver
David A. Beaver	Vice President and Corporate Controller

DIRECTORS

/s/ John W. Conway	/s/ James H. Miller
John W. Conway, Chairman of the Board	James H. Miller

/s/ Richard H. Fearon	/s/ Josef M. Müller
Richard H. Fearon	Josef M. Müller

/s/ Andrea J. Funk	/s/ B. Craig Owens
Andrea J. Funk	B. Craig Owens

/s/ Stephen J. Hagge	/s/ Caesar F. Sweitzer
Stephen J. Hagge	Caesar F. Sweitzer

/s/ Rose Lee	/s/ Jim L. Turner
Rose Lee	Jim L. Turner

/s/ William S. Urkiel
William G. Little	William S. Urkiel

/s/ Hans J. Löliger
Hans J. Löliger