Form 10-Q
period 2020-03-31
CROWN HOLDINGS INC
filed 2020-04-30
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

There were 134,675,393 shares of Common Stock outstanding as of April 30, 2020.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$2,757	$2,755
Cost of products sold, excluding depreciation and amortization	2,220	2,210
Depreciation and amortization	122	122
Selling and administrative expense	162	157
Restructuring and other	7	4
Income from operations	246	262
Loss from early extinguishments of debt	—	6
Other pension and postretirement	31	(18)
Interest expense	80	98
Interest income	(4)	(3)
Foreign exchange	(12)	1
Income before income taxes	151	178
Provision for income taxes	38	48
Equity earnings in affiliates	1	1
Net income	114	131
Net income attributable to noncontrolling interests	(26)	(28)
Net income attributable to Crown Holdings	$88	$103

Earnings per common share attributable to Crown Holdings:
Basic	$0.66	$0.77
Diluted	$0.65	$0.77

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$114	$131

Other comprehensive (loss) / income, net of tax:
Foreign currency translation adjustments	(319)	59
Pension and other postretirement benefits	257	14
Derivatives qualifying as hedges	(34)	12
Total other comprehensive (loss) / income	(96)	85

Total comprehensive income	18	216
Net income attributable to noncontrolling interests	(26)	(28)
Translation adjustments attributable to noncontrolling interests	3	—
Derivatives qualifying as hedges attributable to noncontrolling interests	2	—
Comprehensive (loss) / income attributable to Crown Holdings	$(3)	$188

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$765	$607
Receivables, net	1,554	1,528
Inventories	1,668	1,626
Prepaid expenses and other current assets	263	241
Total current assets	4,250	4,002

Goodwill	4,249	4,430
Intangible assets, net	1,893	2,015
Property, plant and equipment, net	3,752	3,887
Operating lease right-of-use assets, net	207	204
Other non-current assets	1,182	967
Total	$15,533	$15,505

Liabilities and equity
Current liabilities
Short-term debt	$100	$75
Current maturities of long-term debt	78	62
Current portion of operating lease liabilities	53	51
Accounts payable	2,077	2,646
Accrued liabilities	930	1,065
Total current liabilities	3,238	3,899

Long-term debt, excluding current maturities	8,631	7,818
Non-current portion of operating lease liabilities	157	156
Postretirement and pension liabilities	658	683
Other non-current liabilities	796	857
Commitments and contingent liabilities (Note I)
Noncontrolling interests	389	379
Crown Holdings shareholders’ equity	1,664	1,713
Total equity	2,053	2,092
Total	$15,533	$15,505

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income	$114	$131
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	122	122
Restructuring and other	7	4
Pension expense	43	(2)
Pension contributions	(5)	(7)
Stock-based compensation	10	8
Working capital changes and other	(898)	(922)
Net cash used for operating activities	(607)	(666)
Cash flows from investing activities
Capital expenditures	(110)	(75)
Proceeds from sale of property, plant and equipment	—	5
Net investment hedge	14	6
Net cash used for investing activities	(96)	(64)
Cash flows from financing activities
Proceeds from long-term debt	93	—
Payments of long-term debt	(12)	(281)
Net change in revolving credit facility and short-term debt	872	731
Payments of finance leases	(1)	(14)
Common stock issued	1	2
Common stock repurchased	(57)	(1)
Contributions from noncontrolling interests	2	—
Dividends paid to noncontrolling interests	(11)	(9)
Foreign exchange derivatives related to debt	(5)	(11)
Net cash provided by financing activities	882	417
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21)	2
Net change in cash, cash equivalents and restricted cash	158	(311)
Cash, cash equivalents and restricted cash at January 1	663	659
Cash, cash equivalents and restricted cash at March	$821	$348

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2019	$929	$186	$3,449	$(3,374)	$(253)	$937	$349	$1,286
Net income			103			103	28	131
Other comprehensive income				85		85		85
Dividends paid to noncontrolling interests						—	(9)	(9)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		8				8		8
Common stock issued		2				2		2
Common stock repurchased		(1)				(1)		(1)
Balance at March 31, 2019	$929	$194	$3,552	$(3,289)	$(252)	$1,134	$368	$1,502

Balance at January 1, 2020	$929	$207	$3,959	$(3,131)	$(251)	$1,713	$379	$2,092
Net income			88			88	26	114
Other comprehensive loss				(91)		(91)	(5)	(96)
Dividends paid to noncontrolling interests						—	(11)	(11)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		10				10		10
Common stock issued		1				1		1
Common stock repurchased		(52)			(5)	(57)		(57)
Balance at March 31, 2020	$929	$165	$4,047	$(3,222)	$(255)	$1,664	$389	$2,053

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.	Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2020 and the results of its operations for the three months ended March 31, 2020 and 2019 and of its cash flows for the three months ended March 31, 2020 and 2019. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year including the impact of the coronavirus pandemic which cannot be determined at this time. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

B.	Accounting and Reporting Developments

Recently Adopted Accounting Standards
In June 2016, the FASB issued new guidance on the accounting for credit losses on financial instruments. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in operating leases and off-balance-sheet credit exposures. The guidance became effective for the Company on January 1, 2020 and did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued new guidance which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e. hosting arrangement) with the guidance on capitalizing costs for internal use software. The Company adopted the guidance on a prospective basis on January 1, 2020. The guidance did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by, among other things, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws. The guidance is effective for the Company on January 1, 2021. The Company is currently evaluating the impact of adopting this standard and does not expect the guidance to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying GAAP to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and can be applied through December 31, 2022. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Crown Holdings, Inc.

C.	Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$765	$607

Restricted cash included in prepaid expenses and other current assets	$55	$50
Restricted cash included in other non-current assets	1	6
Total restricted cash	$56	$56

Total cash, cash equivalents and restricted cash	$821	$663

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D.	Receivables

	March 31, 2020	December 31, 2019
Accounts receivable	$1,164	$1,162
Less: allowance for credit losses	(61)	(62)
Net trade receivables	1,103	1,100
Unbilled receivables	245	226
Miscellaneous receivables	206	202
Receivables, net	$1,554	$1,528

E.	Inventories

Inventories are stated at the lower of cost or market, with cost principally determined under the first-in first-out ("FIFO") or average cost method.

	March 31, 2020	December 31, 2019
Raw materials and supplies	$916	$905
Work in process	158	151
Finished goods	594	570
	$1,668	$1,626

Crown Holdings, Inc.

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	March 31, 2020			December 31, 2019
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,554	$(347)	$1,207	$1,621	$(331)	$1,290
Trade names	535	(45)	490	541	(40)	501
Technology	156	(46)	110	158	(41)	117
Long term supply contracts	120	(39)	81	150	(48)	102
Patents	14	(9)	5	14	(9)	5
	$2,379	$(486)	$1,893	$2,484	$(469)	$2,015

Total amortization expense of intangible assets was $45 and $47 for the three months ended March 31, 2020 and 2019.

G.	Restructuring and Other

The Company recorded restructuring and other charges / (benefits) as follows:

	Three Months Ended
	March 31,
	2020	2019
Asset impairments and sales	$1	$4
Restructuring	3	9
Other costs / (income)	3	(9)
	$7	$4

For the three months ended March 31, 2020, restructuring included charges related to internal reorganizations within the Transit Packaging division, including headcount reductions.

For the three months ended March 31, 2019, asset impairments and sales included $6 related to a fire at a production facility in Asia and restructuring included a charge of $8 related to headcount reductions in the Company's European Division. Asset impairment and sales also included gains on asset sales related to prior restructuring actions.

For the three months ended March 31, 2019, other income related to gains arising from favorable court rulings related to the recovery of indirect taxes paid in prior years by certain of the Company's Brazilian subsidiaries.

At March 31, 2020, the Company had restructuring accruals of $15, primarily related to current and prior year actions to reduce manufacturing capacity and headcount in its European businesses. The Company expects to pay these amounts over the next twelve months. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

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

During the three months ended March 31, 2020, the Company paid $1 to settle outstanding claims and had claims activity as follows:

Beginning claims	56,000
New claims	500
Settlements or dismissals	(500)
Ending claims	56,000

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2019, the Company's outstanding claims were:

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2020.

As of March 31, 2020, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $270, including $227 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 81% of the claims outstanding at the end of 2019), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

I.	Commitments and Contingent Liabilities

The Company, along with others in most cases, has been identified by the U.S. Environmental Protection Agency or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $8 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.

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

At March 31, 2020, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2020 mature between one and thirty months.

When the Company discontinues hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally specified period, changes to the fair value accumulated in other comprehensive income are recognized immediately in earnings.

The Company uses commodity forward contracts to hedge anticipated purchases of various commodities, including aluminum, fuel oil and natural gas, and these exposures are hedged by a central treasury unit.

The Company also designates certain foreign exchange contracts as cash flow hedges of anticipated foreign currency denominated sales or purchases. The Company manages these risks at the operating unit level. Foreign currency risk is generally hedged with the related commodity price risk.

The Company also uses interest rate swaps to convert interest on floating rate debt to a fixed-rate.

Crown Holdings, Inc.

The following tables set forth financial information about the impact on other comprehensive income ("OCI"), accumulated other comprehensive income (“AOCI”) and earnings from changes in the fair value of derivative instruments.

	Amount of gain/(loss)
	recognized in OCI
	Three Months Ended
	March 31,
Derivatives in cash flow hedges	2020	2019
Foreign exchange	$1	$(4)
Interest Rate	(1)	—
Commodities	(39)	10
	$(39)	$6

	Amount of gain/
	(loss) reclassified from
	AOCI into income
	Three Months Ended
	March 31,		Affected line items in the
Derivatives in cash flow hedges	2020	2019	Statement of Operations
Foreign exchange	$(1)	$(1)	Net sales
Commodities	3	3	Net sales
Foreign exchange	(1)	—	Cost of products sold
Commodities	(10)	(10)	Cost of products sold
	(9)	(8)	Income before taxes
	2	2	Provision for income taxes
Total reclassified	$(7)	$(6)	Net income

For the twelve-month period ending March 31, 2021, a net loss of $51 ($41, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No amounts were reclassified during the three months ended March 31, 2020 and 2019 in connection with anticipated transactions that were no longer considered probable.

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

For the three months ended March 31, 2020 and 2019, the Company recorded a loss of less than $1 and a gain of less than $1 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

Certain derivative financial instruments, including foreign exchange contracts related to intercompany debt, were not designated or did not quality for hedge accounting; however, they are effective economic hedges as the changes in their fair value, except for time value, are offset by changes arising from re-measurement of the related hedged items. The Company’s primary use of these derivative instruments is to offset the earnings impact that fluctuations in foreign exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in fair value of these derivative instruments are immediately recognized in earnings as foreign exchange adjustments.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

Crown Holdings, Inc.

	Pre-tax amount of gain/
	(loss) recognized in
	income on derivative
	Three Months Ended
	March 31,		Affected line item in the
Derivatives not designated as hedges	2020	2019	Statement of Operations
Foreign exchange	$(1)	$(1)	Net sales
Foreign exchange	1	1	Cost of products sold
Foreign exchange	6	(15)	Foreign exchange
	$6	$(15)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three months ended March 31, 2020 and 2019, the Company recorded a gain of $26 ($26, net of tax) and a gain of $28 ($28, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of March 31, 2020 a cumulative loss of $6 (gain of $17, net of tax) and as of December 31, 2019, a cumulative loss of $32 ($9, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedged net investment was €1,138 ($1,253 at March 31, 2020).

The following tables set forth the impact on OCI from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain/(loss)
	recognized in OCI
	Three months ended
	March 31,
Derivatives designated as net investment hedges	2020	2019
Foreign exchange	$61	$26

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

Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

Crown Holdings, Inc.

	Balance Sheet classification	March 31, 2020	December 31, 2019	Balance Sheet classification	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$10	$10	Accrued liabilities	$11	$15
	Other non-current assets	1	1	Other non-current liabilities	—	1
Foreign exchange contracts fair value	Other current assets	15	1	Accrued liabilities	2	3
Commodities contracts cash flow	Other current assets	17	11	Accrued liabilities	67	21
	Other non-current assets	1	—	Other non-current liabilities	4	—
Interest rate contracts cash flow	Other non-current assets	—	—	Other non-current liabilities	3	1
Net investment hedge	Other non-current assets	128	51	Other non-current liabilities	—	2
		$172	$74		$87	$43

	Balance Sheet classification	March 31, 2020	December 31, 2019	Balance Sheet classification	March 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$26	$7	Accrued liabilities	$15	$5
	Other non-current assets	2	2	Other non-current liabilities	1	1
		$28	$9		$16	$6

Total derivatives		$200	$83		$103	$49

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged
	assets/(liabilities)
	March 31, 2020	December 31, 2019
Line item in the Balance Sheet in which the hedged item is included
Receivables, net	11	12
Accounts payable	(90)	(83)

As of March 31, 2020, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities were a gain of $13. As of December 31, 2019, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities were a loss of $2.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at March 31, 2020
Derivative assets	$200	$21	$179
Derivative liabilities	103	21	82

Balance at December 31, 2019
Derivative assets	83	16	67
Derivative liabilities	49	16	33

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 were:

	March 31, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Foreign exchange	$807	$1,030
Commodities	356	334
Interest rate	200	200
Derivatives designated as fair value hedges:
Foreign exchange	158	142
Derivatives designated as net investment hedges:
Foreign exchange	1,075	1,075
Derivatives not designated as hedges:
Foreign exchange	921	1,017

Crown Holdings, Inc.

K.	Debt

The Company's outstanding debt was as follows:

	March 31, 2020		December 31, 2019
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$100	$100	$75	$75

Long-term debt
Senior secured borrowings:
Revolving credit facilities	828	828	—	—
Term loan facilities
U.S. dollar at LIBOR + 1.5% due 2024	1,093	1,086	1,100	1,094
Euro at EURIBOR + 1.5% due 2024[1]	492	492	505	504
Senior notes and debentures:
€650 at 4.0% due 2022	715	711	729	725
U. S. dollar at 4.50% due 2023	1,000	996	1,000	995
€335 at 2.25% due 2023	369	365	376	372
€500 at 0.75% due 2023	605	600	617	610
€600 at 2.625% due 2024	661	656	673	668
€600 at 3.375% due 2025	661	656	673	667
U.S. dollar at 4.25% due 2026	400	395	400	395
U.S. dollar at 4.75% due 2026	875	863	875	863
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	550	543	561	554
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	130	130	45	45
Total long-term debt	8,769	8,709	7,944	7,880
Less current maturities	(78)	(78)	(62)	(62)
Total long-term debt, less current maturities	$8,691	$8,631	$7,882	$7,818

(1) €447 and €450 at March 31, 2020 and December 31, 2019

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $8,792 at March 31, 2020 and $8,410 at December 31, 2019.

L.	Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
Pension benefits – U.S. plans	2020	2019
Service cost	$5	$5
Interest cost	10	13
Expected return on plan assets	(18)	(18)
Recognized net loss	14	14
Net periodic cost	$11	$14

Crown Holdings, Inc.

	Three Months Ended
	March 31,
Pension benefits – Non-U.S. plans	2020	2019
Service cost	$3	$4
Interest cost	14	19
Expected return on plan assets	(31)	(35)
Curtailment gain	—	(14)
Settlement loss	37	—
Recognized net loss	9	10
Net periodic cost / (benefit)	$32	$(16)

	Three Months Ended
	March 31,
Other postretirement benefits	2020	2019
Interest cost	1	1
Recognized prior service credit	(6)	(9)
Recognized net loss	1	1
Net periodic benefit	$(4)	$(7)

In the three months ended March 31, 2020, the Company recorded settlement charges related to the payment of lump sum buy-outs to settle certain non-U.S. pension obligations using plan assets. The Company may incur additional settlement charges in 2020.

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

The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended
Details about accumulated other	March 31,		Affected line item in the
comprehensive income components	2020	2019	statement of operations
Actuarial losses	$24	$25	Other pension and postretirement
Settlements	37	—	Other pension and postretirement
Prior service credit	(6)	(9)	Other pension and postretirement
Curtailments	—	(14)	Other pension and postretirement
	55	2	Income before taxes
	(4)	(1)	Provision for income taxes
Total reclassified	$51	$1	Net income

Crown Holdings, Inc.

M.	Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2019	$(1,533)	$(1,817)	$(24)	$(3,374)
Other comprehensive income before reclassifications	13	59	6	78
Amounts reclassified from accumulated other comprehensive income	1	—	6	7
Other comprehensive income	14	59	12	85
Balance at March 31, 2019	$(1,519)	$(1,758)	$(12)	$(3,289)

Balance at January 1, 2020	$(1,449)	$(1,668)	$(14)	$(3,131)
Other comprehensive income / (loss) before reclassifications	206	(316)	(39)	(149)
Amounts reclassified from accumulated other comprehensive income	51	—	7	58
Other comprehensive income / (loss)	257	(316)	(32)	(91)
Balance at March 31, 2020	$(1,192)	$(1,984)	$(46)	$(3,222)

See Note J and Note L for further details of amounts related to cash flow hedges and defined benefit plans.

N.	Stock-Based Compensation

A summary of restricted and deferred stock transactions during the three months ended March 31, 2020 is as follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2020	2,102,654
Awarded:
Time-vesting shares	68,824
Performance-based shares	161,426
Released:
Time-vesting shares	(82,427)
Performance-based shares	(163,458)
Forfeitures:
Time-vesting shares	(47,700)
Performance-based shares	—
Non-vested stock awards outstanding at March 31, 2020	2,039,319

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

Crown Holdings, Inc.

The time-vesting restricted and deferred stock awards vest ratably over three to five years.

The weighted average grant-date fair values of awards issued during the three months ended March 31, 2020 were $70.31 for the time-vesting stock awards and $72.47 for the performance-based stock awards.

The fair value of the performance-based shares subject to a market condition awarded in 2020 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 22.0%, an expected term of three years, and a weighted average risk-free interest rate of 1.60%.

As of March 31, 2020, unrecognized compensation cost related to outstanding non-vested stock awards was $70. The weighted average period over which the expense is expected to be recognized is 2.83 years. The aggregate market value of the shares released on the vesting dates was $12 for the three months ended March 31, 2020.

O.     Revenue

For the three months ended March 31, 2020 and 2019, the Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2020	2019
Revenue recognized over time	$1,475	$1,365
Revenue recognized at a point in time	1,282	1,390
Total revenue	$2,757	$2,755

See Note Q for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract Assets and Contract Liabilities
Contract assets and liabilities are reported in a net position on a contract-by-contract basis. Net contract assets were as follows:

	March 31, 2020	December 31, 2019
Contract assets included in prepaid and other current assets	$32	$30
Contract liabilities included in accrued liabilities	(4)	(5)
Net contract asset	$28	$25

Contract assets at March 31, 2020 primarily relates to revenue recognized for customized work-in-process inventory in the Company's equipment business and European three-piece food can product businesses.

During the three months ended March 31, 2020, the Company recognized revenue of $1 related to contract liabilities at December 31, 2019 for performance obligations satisfied during the period.

Crown Holdings, Inc.

P.	Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended
	March 31,
	2020	2019
Net income attributable to Crown Holdings	$88	$103
Weighted average shares outstanding:
Basic	134.1	133.8
Dilutive restricted stock	0.9	0.6
Diluted	135.0	134.4
Basic earnings per share	$0.66	$0.77
Diluted earnings per share	$0.65	$0.77

For the three months ended March 31, 2020 and 2019, 0.4 million and 0.2 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

	External Sales
	Three Months Ended
	March 31,
	2020	2019
Americas Beverage	$871	$788
European Beverage	346	339
European Food	402	423
Asia Pacific	301	321
Transit Packaging	522	569
Total reportable segments	2,442	2,440
Non-reportable segments	315	315
Total	$2,757	$2,755

The primary sources of revenue included in non-reportable segments are the Company's food can and closures business in North America, aerosol can businesses in North America and Europe, its promotional packaging business in Europe and its tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales
	Three Months Ended
	March 31,
	2020	2019
Americas Beverage	$6	$4
European Beverage	1	1
European Food	21	18
Transit Packaging	4	3
Total reportable segments	32	26
Non-reportable segments	29	26
Total	$61	$52

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income
	Three Months Ended
	March 31,
	2020	2019
Americas Beverage	$134	$113
European Beverage	39	39
European Food	33	48
Asia Pacific	45	45
Transit Packaging	66	73
Total reportable segments	$317	$318

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended
	March 31,
	2020	2019
Segment income of reportable segments	$317	$318
Segment income of non-reportable segments	19	36
Corporate and unallocated items	(38)	(39)
Restructuring and other	(7)	(4)
Amortization of intangibles	(45)	(47)
Accelerated depreciation	—	(2)
Other pension and postretirement	(31)	18
Loss from early extinguishments of debt	—	(6)
Interest expense	(80)	(98)
Interest income	4	3
Foreign exchange	12	(1)
Income before income taxes	$151	$178

For the three months ended March 31, 2020, intercompany profits of less than $1 were eliminated within segment income of non-reportable segments.

For the three months ended March 31, 2019, intercompany profits of $1 were eliminated within segment income of non-reportable segments.

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as stock-based compensation.

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in millions)

Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2020 compared to 2019 and changes in financial condition and liquidity from December 31, 2019. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, along with the consolidated financial statements and related notes included in and referred to within this report.

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

For several years, global industry demand for beverage cans has been growing. After many years of relatively flat volumes, beverage can growth in North America has accelerated mainly due to the outsized portion of new beverage products being introduced in cans versus other packaging formats. In addition, markets such as Brazil, Europe and Southeast Asia have also experienced higher volumes and market expansion. While the Company expects beverage can demand to continue to grow in the coming years, the impact of the coronavirus pandemic is expected to weaken demand in the near term in certain areas such as Brazil, Mexico and Southeast Asia.

In addition to its beverage can operations, the Company continues to generate strong returns on invested capital and significant cash flow from its non-beverage can operations including its global food can and transit packaging businesses. Due to the impact of the coronavirus pandemic, the Company expects lower demand in several of the industries served by its transit packaging businesses.

The Company's primary capital allocation focus will be to reduce leverage, as was successfully accomplished following previous acquisitions, and begin to return capital to its shareholders. In November 2019, the Company announced a Board-led review of the Company's portfolio and capital allocation, which is ongoing.

In direct response to the coronavirus pandemic, the Company has taken specific actions to ensure the safety of its employees.  Following the implementation of travel and visitor restrictions in February, the Company continues to update its policies as new information becomes available.  The Company has increased safety measures in its manufacturing facilities to protect the safety of its employees and the products they produce.  In addition, as many employees as possible are working remotely.

The Company’s products are a vital part of the support system to its customers and consumers.  In addition to manufacturing containers that provide protection for food and beverages, the Company also produces closures for baby food, aerosol containers for cleaning and sanitizing products and numerous other products that provide for the safe and secure transportation of goods in transit.

The Company is working to keep its manufacturing facilities around the world operational and equipped with the resources required to meet continually evolving customer demand by delivering high quality products in a safe and timely manner.  The Company is actively monitoring and managing supply chain challenges, including coordinating with its suppliers to identify and mitigate potential areas of risk and manage inventories.

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

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European segments, the Canadian dollar and Mexican peso in the Company's Americas segments and the euro in the Company's Transit Packaging segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended
	March 31,
	2020	2019
Net sales	$2,757	$2,755

Three months ended March 31, 2020 compared to 2019

Net sales increased primarily due to 10% higher beverage can sales unit volumes partially offset by the pass-through of lower aluminum costs and $40 from the impact of foreign currency translation.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets have experienced recent market growth due to the introduction of new beverage products in cans versus other packaging formats. To meet volume requirements in the U.S. and Canadian beverage can markets, the Company began construction of a third line at its Nichols, NY facility which is expected to begin production during the second quarter of 2020 and announced a new beverage can facility in Bowling Green, Kentucky, which is expected to begin production in the second quarter of 2021. Additionally, a new beverage can line at the Weston, Ontario plant began production in January 2020.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other packaging formats. In November 2019, the Company commenced operations at a new one-line beverage can facility in Rio Verde, Brazil.

Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended
	March 31,
	2020	2019
Net sales	$871	$788
Segment income	134	113

Three months ended March 31, 2020 compared to 2019

Net sales increased primarily due to 15% higher sales unit volumes partially offset by the pass-through of lower aluminum costs and $9 from the impact of foreign currency translation.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Segment income increased primarily due to higher sales unit volume and improved pricing in North America partially offset by $2 from the impact of foreign currency translation.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the Western European beverage can markets have been growing.

In February 2019, the second line of the beverage can plant in Valencia, Spain began operations. The multi-year project to convert beverage can capacity in Spain from steel to aluminum is nearing completion as both lines in the Seville, Spain plant, which have multi-size capability, are expected to be in commercial production in the second quarter of 2020.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended
	March 31,
	2020	2019
Net sales	$346	$339
Segment income	39	39

Three months ended March 31, 2020 compared to 2019

Net sales increased primarily due to 5% higher sales unit volumes partially offset by the pass-through of lower aluminum costs and $6 from the impact of foreign currency translation.
Segment income was comparable as the impact of higher sales unit volumes was partially offset by cost inflation.
European Food

The European Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market where consumer preference continues to favor the can due to product protection and food preservation; however, challenging harvest yields have led to volume declines in recent years.

Net sales and segment income in the European Food segment are as follows:

	Three Months Ended
	March 31,
	2020	2019
Net sales	$402	$423
Segment income	33	48

Three months ended March 31, 2020 compared to 2019

Net sales decreased primarily due to $12 from the impact of foreign currency translation, 1% lower sales unit volumes and the pass-through of lower raw material costs.
Segment income decreased primarily due to $18 arising from the carryover of tinplate costs from prior year-end inventory, partially offset by improved cost performance.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Asia Pacific

The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. The Company has begun construction of a new beverage can plant in Nong Khae, Thailand, which will begin production during the third quarter of 2020. In response to market conditions in China, the Company closed its Huizhou facility in early 2019. Following this closure, the Company has three beverage can plants in China with approximately $75 in annual sales.

Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended
	March 31,
	2020	2019
Net sales	$301	$321
Segment income	45	45

Three months ended March 31, 2020 compared to 2019

Net sales decreased primarily due to the pass-through of lower aluminum costs and lower sales unit volumes related to the recent plant closures in China, partially offset by 6% higher sales unit volumes in Southeast Asia.

Segment income was comparable as the impact of higher sales unit volumes was offset by cost inflation.

Transit Packaging

The Transit Packaging segment includes the Company's global industrial and protective solutions and equipment and tools businesses.

Net sales and segment income in the Transit Packaging segment are as follows:

	Three Months Ended
	March 31,
	2020	2019
Net sales	$522	$569
Segment income	66	73

Three months ended March 31, 2020 compared to 2019

Net sales decreased primarily due to lower sales unit volumes due to lower economic activity, the pass-through of lower raw material prices and $10 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes partially offset by favorable product mix and improved cost performance.

Non-reportable Segments

The Company's non-reportable segments include its food can and closures businesses in North America, its aerosol can businesses in North America and Europe, and its tooling and equipment operations in the U.S. and U.K.

Net sales and segment income in non-reportable segments are as follows:

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$315	$315
Segment income	19	36

Three months ended March 31, 2020 compared to 2019

Net sales were comparable as higher sales in the Company's equipment operations were partially offset by lower sales unit volumes in the Company's global aerosol can businesses and $2 from the impact of foreign currency translation.

Segment income decreased primarily due to $16 arising from the carryover of tinplate costs from the prior year-end inventory.

Corporate and Unallocated Expense

	Three Months Ended
	March 31,
	2020	2019
Corporate and unallocated expense	$(38)	$(39)

Corporate and unallocated expenses were comparable in 2019 and 2020.

Interest Expense

For the three months ended March 31, 2020 compared to 2019, interest expense decreased from $98 to $80 due to lower average outstanding debt and lower interest rates.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended
	March 31,
	2020	2019
Income before income taxes	$151	$178
Provision for income taxes	38	48
Effective income tax rate	25%	27%

The effective tax rate for the three months ended March 31, 2020, included a benefit of $4 arising from a tax law change in India.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2020 compared to 2019, net income attributable to noncontrolling interests decreased from $28 to $26 primarily due to a benefit in 2019 related to a favorable court ruling for one of the Company's Brazilian subsidiaries related to indirect taxes.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities decreased from $666 for the three months ended March 31, 2019 to $607 for the three months ended March 31, 2020. The improvement was primarily due to changes in working capital.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was 41 days as of March 31, 2019 compared to 36 days as of March 31, 2020 primarily related to the derecognition of receivables under the Company's securitization and factoring programs.

Inventory turnover was 70 days at March 31, 2019 compared to 65 days at March 31, 2020 primarily due to lower inventory levels in the Transit Packaging segment. Inventory turnover at March 31, 2020 increased compared to 63 days at December 31, 2019 due to seasonality in the Company's food and beverage can businesses. The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.
Days outstanding for trade payables was 88 days at March 31, 2019 compared to 85 days at March 31, 2020.
Investing Activities

Cash used for investing activities increased from $64 for the three months ended March 31, 2019 to $96 for the three months ended March 31, 2020 primarily due to increased capital expenditures.

Financing Activities

Cash provided by financing activities increased from $417 for the three months ended March 31, 2019 to $882 for the three months ended March 31, 2020 due to higher net borrowings. Additionally, the Company repurchased $57 of capital stock during the three months ended March 31, 2020.

Liquidity

As of March 31, 2020, $391 of the Company's $765 of cash and cash equivalents was located outside the U.S. The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $333 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental taxes on the repatriated funds.

As of March 31, 2020, the Company had $757 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less borrowings of $828 and outstanding standby letters of credit of $65. The Company could have borrowed this amount at March 31, 2020 and still been in compliance with its leverage ratio covenants. The Company's net total leverage ratio, as defined by the credit agreement, of 4.47 to 1.0 at March 31, 2020 was in compliance with the covenant requiring a ratio of no greater than 5.75 to 1.0. The required net total leverage ratio under the agreement reduces to 5.0 to 1.0 at December 31, 2020 and 4.5 to 1.0 at December 31, 2022.

Capital Resources

As of March 31, 2020, the Company had approximately $96 of capital commitments primarily related to its Americas Beverage and European Beverage segments. The Company expects to fund these commitments primarily through cash flows generated from operations.

Contractual Obligations

During the three months ended March 31, 2020 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which information is incorporated herein by reference.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Supplemental Guarantor Financial Information

As disclosed in Note K, the Company has senior notes and debentures outstanding, which have various guarantees.

The Company’s outstanding $350 principal amount of 7.375% senior notes due 2026 and $40 principal amount 7.5% senior notes due 2096 were issued by Crown Cork & Seal Company, Inc. (Crown Cork Issuer), a 100% owned subsidiary of the Company and are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt and the guarantees are made on a joint and several basis.

The Company’s $1,000 principal amount 4.5% senior notes due 2023, $400 principal amount of 4.25% senior notes due 2026, and $875 principal amount of 4.75% senior notes due 2026 were issued by Crown Americas LLC and Crown Americas Capital Corp. IV, Crown Americas Capital Corp. V and Crown Americas Capital Corp. VI, respectively (collectively, the Crown Americas Issuer), each a 100% owned subsidiary of the Company, and are fully and unconditionally guaranteed by the Parent and substantially all of its subsidiaries in the United States. Each of the guarantors to these senior notes (collectively, the Crown Americas Guarantors) is a 100% owned subsidiary of the Company and the guarantees are made on a joint and several basis. The other subsidiaries of the Company do not guarantee the debt.

The senior notes described above and issued by the Crown Cork Issuer and the Crown Americas Issuer are collectively referred to as the senior notes, the Crown Cork Issuer and the Crown Americas Issuer are collectively referred to as the issuers, the Parent and the Crown Americas Guarantors are collectively referred to as the guarantors and the subsidiaries of the Company that do not guarantee the senior notes are collectively referred to as the non‑guarantors.

Each of the Parent (in the case of the senior notes issued by the Crown Cork Issuer) and the Crown Americas Guarantors (in the case of the senior notes issued by the Crown Americas Issuer) guarantee the payment of the principal and premium, if any, and interest on the senior notes when due, whether at stated maturity of the senior notes, by acceleration, call for redemption or otherwise, together with interest on the overdue principal, if any, and interest on any overdue interest, to the extent lawful, and all other obligations of the Company to the holders of the senior notes and to the trustee under the applicable indenture governing the senior notes.

The senior notes and guarantees are senior unsecured obligations of the issuers and the guarantors, and are

•
effectively subordinated to all existing and future secured indebtedness of the issuers and the guarantors to the extent of the value of the assets securing such indebtedness, including any borrowings under the Company’s senior secured credit facilities, to the extent of the value of the assets securing such indebtedness;

•
structurally subordinated to all indebtedness of the Company’s non-guarantor subsidiaries, which include all of the Company’s foreign subsidiaries and any U.S. subsidiaries that are neither obligors nor guarantors of the Company’s senior secured credit facilities;

•	ranked equal in right of payment to any existing or future senior indebtedness of the issuers and the guarantors; and

•	ranked senior in right of payment to all existing and future subordinated indebtedness of the issuers and the guarantors.

Each guarantee of a guarantor is limited to an amount not to exceed the maximum amount that can be guaranteed that will not (after giving effect to all other contingent and fixed liabilities of such guarantor and after giving effect to any collections from, rights to receive contribution from or payments made by or on behalf of all other guarantors in respect of the obligations of such other guarantors under their respective guarantees of the guaranteed obligations) render the guarantee, as it relates to such guarantor, voidable under applicable law relating to fraudulent conveyances or fraudulent transfers.

A guarantee of a guarantor other than the Parent will be unconditionally released and discharged upon any of the following:

•
any transfer (including, without limitation, by way of consolidation or merger) by the Parent or any subsidiary of the Parent to any person or entity that is not the Parent or a subsidiary of the Parent of all of the equity interests of, or all or substantially all of the properties and assets of, such guarantor;

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

•
any transfer (including, without limitation, by way of consolidation or merger) by the Parent or any subsidiary of the Parent to any person or entity that is not the Parent or a subsidiary of the Parent of equity interests of such guarantor or any issuance by such guarantor of its equity interests, such that such guarantor ceases to be a subsidiary of the Parent; provided that such guarantor is also released from all of its obligations in respect of indebtedness under the Company’s senior secured credit facilities;

•
the release of such guarantor from all obligations of such guarantor in respect of indebtedness under the Company’s senior secured credit facilities, except to the extent such guarantor is otherwise required to provide a guarantee; or

•	upon the contemporaneous release or discharge of all guarantees by such guarantor which would have required such guarantor to provide a guarantee under the applicable indenture.

The following tables present summarized financial information related to the senior notes issued by each of Crown Cork and Crown Americas on a combined basis for each issuer and its guarantors after elimination of (i) intercompany transactions and balances among the Parent and the guarantors and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Crown Cork Issuer and Guarantor

Three Months Ended
March 31, 2020
Net sales	$—
Gross Profit	—
Income from operations	(1)
Net income[1]	(17)
Net income attributable to Crown Holdings[1]	(17)
(1) Includes $8 of expense related to intercompany interest with non-guarantor subsidiaries

	March 31, 2020	December 31, 2019
Current assets	$11	$11
Non-current assets	107	129
Current liabilities	45	57
Non-current liabilities[1]	4,286	4,237
(1) Includes payables of $3,588 and $3,538 due to non-guarantor subsidiaries as of March 31, 2020 and December 31, 2019

Crown Americas Issuer and Guarantors

Three Months Ended
March 31, 2020
Net sales[1]	$946
Gross profit[2]	151
Income from operations[2]	37
Net income[3]	62
Net income attributable to Crown Holdings[3]	62
(1) Includes $92 of sales to non-guarantor subsidiaries
(2) Includes $9 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $14 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

	March 31, 2020	December 31, 2019
Current assets[1]	$1,065	$799
Non-current assets[2]	3,246	3,171
Current liabilities[3]	855	956
Non-current liabilities[4]	5,128	4,709
(1) Includes receivables of $40 and $46 due from non-guarantor subsidiaries as of March 31, 2020 and December 31, 2019
(2) Includes receivables of $141 and $128 due from non-guarantor subsidiaries as of March 31, 2020 and December 31, 2019
(3) Includes payables of $22 and $21 due to non-guarantor subsidiaries as of March 31, 2020 and December 31, 2019
(4) Includes payables of $251 and $245 due to non-guarantor subsidiaries as of March 31, 2020 and December 31, 2019

The senior notes are structurally subordinated to all indebtedness of the Company’s non-guarantor subsidiaries. The non-guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the senior notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the Company or the guarantors have to receive any assets of any of the non-guarantors upon the liquidation or reorganization of any non-guarantor, and the consequent rights of holders of senior notes to realize proceeds from the sale of any of a non-guarantor’s assets, would be effectively subordinated to the claims of such non-guarantor’s creditors, including trade creditors and holders of preferred equity interests, if any, of such non-guarantor. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of the non-guarantors, the non-guarantors will pay the holders of their debts, holders of preferred equity interests, if any, and their trade creditors before they will be able to distribute any of their assets to the Company or any of the guarantors.

Under U.S. federal bankruptcy laws or comparable provisions of state fraudulent transfer laws, the issuance of the senior note guarantees by the guarantors could be voided, or claims in respect of such obligations could be subordinated to all of their other debts and other liabilities, if, among other things, at the time the guarantors issued the related senior note guarantees, the Company or the applicable guarantor intended to hinder, delay or defraud any present or future creditor, or received less than reasonably equivalent value or fair consideration for the incurrence of such indebtedness and either:

•	was insolvent or rendered insolvent by reason of such incurrence;

•	was engaged in a business or transaction for which the Company’s or such guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

Each guarantee provided by a guarantor includes a provision intended to limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer or conveyance. This provision may not be effective to protect those guarantees from being avoided under fraudulent transfer or conveyance law, or it may reduce that guarantor’s obligation to an amount that effectively makes its guarantee worthless, and we cannot predict whether a court will ultimately find it to be effective.

On the basis of historical financial information, operating history and other factors, we believe that each of the guarantors, after giving effect to the issuance of its guarantee of the senior notes when such guarantee was issued, was not insolvent, did not have unreasonably small capital for the business in which it engaged and did not and has not incurred debts beyond its ability to pay such debts as they mature. The Company cannot assure, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form
10-K for the year ended December 31, 2019 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. Updates to the Company's accounting policies related to new accounting pronouncements are included in Note B to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

The discussion below supplements the discussion from the Company's Annual Report on Form 10-K for the year ended December 31, 2019 with respect to goodwill.

Goodwill Impairment

As of October 1, 2019, the estimated fair values of the Equipment & Tools and Industrial Solutions reporting units, which are included in the Transit Packaging segment were 9% and 15% higher than their respective carrying values. The reporting units operate in low-growth environments that are expected to experience lower demand in the near term because of the impact of the coronavirus pandemic. If the reporting units' operating results are significantly impacted for an extended period of time, it is possible that the Company may record an impairment charge in the future. As of March 31, 2020, the Equipment and Tools reporting unit had $771 of goodwill and the Industrial Solutions reporting unit had $717 of goodwill. As previously disclosed in the Company's 2019 Form 10-K, based upon an internal reorganization, the Protective Packaging reporting unit was merged into the Industrial Solutions reporting unit, effective January 1, 2020.  The amounts and percentages presented represent the combined Industrial Solutions reporting unit.

As of March 31, 2020, the Company considered recent events and circumstances and determined it was more likely than not that fair value was more than carrying amount for all of its reporting units. To the extent future operating results may decline it is possible that material impairment charges may be recorded.

Forward Looking Statements

Statements included herein, including, but not limited to, those in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the discussions of asbestos in Note H and commitments and contingencies in Note I to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which are not historical facts (including any statements concerning the direct or indirect impact of COVID-19, plans and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations”
under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q (including under Item 1A below) and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2020, see Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2020, the Company had $2.5 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $6 million before tax.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee has announced the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. At March 31 2020, the Company does have contracts that are indexed to LIBOR, including cross-currency swap contracts and certain of its term loan facilities, and continues to monitor this activity and evaluate the related risks. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact the Company's cost of funds. The Company’s credit agreement includes a provision for the determination of a successor LIBOR rate when appropriate by reference to the then-prevailing market convention for determining an interest rate for syndicated loans in the United States, subject to a right of the lenders thereunder to reject the application of the determined rate by written notice.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth below and the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely effect the Company's business, financial condition and/or operating results.

The Company’s business operations and financial position have been and are expected to continue to be adversely affected by the coronavirus outbreak.

The ongoing global outbreak of coronavirus (also known as COVID-19), which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the U.S. and abroad. The Company is closely monitoring the impact of COVID-19 on all aspects of its business and geographies, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The pandemic, as well as the quarantines and other governmental and non‑governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate it, has created significant volatility, uncertainty and economic disruption which is expected to adversely affect the Company’s business operations and may materially and adversely affect the Company’s results of operations, cash flows and financial position or the Company’s ability to execute its short- and long-term business strategies and initiatives. For example, governmental authorities in several regions (including Pennsylvania, where the Company’s world headquarters are located) have ordered the cessation of all business activity which is deemed non-essential and there is a risk that these shutdown orders will be extended or expanded or that similar shutdown orders will be implemented in other regions; while many food and beverage products are deemed essential, several jurisdictions have implemented restrictions or prohibitions on the sale of alcoholic beverages which have reduced the demand for some of the Company’s products. Likewise, the Company’s Transit Packaging Division supplies a wide array of industrial markets which are being negatively affected by a decline in global economic activity.

The magnitude of COVID-19’s ultimate impact on the Company will depend on numerous evolving factors, future developments and cascading effects of the coronavirus pandemic that the Company is not able to predict, including: the severity of the outbreak and the international actions that are being taken to contain and treat it; the duration of the outbreak and the myriad of business restrictions being imposed as a result of it; governmental, business and other responses to the outbreak (including limitations on the Company’s operations and/or mandates that the Company provide products or services); the extent and duration of the effect of the outbreak on consumer confidence and spending, customer demand and buying patterns; the promotion of “social distancing” and the adoption of shelter-in-place orders and restrictions on exports affecting customers’ demand for the Company’s products; the extent to which forced remote working arrangements reduce the Company’s ability to effectively manage its global operations; the impact of the outbreak on the Company’s supply chain (including reductions in supply that may result in an inability to meet customer demand); the impact of the outbreak on internal controls (including those over financial reporting); any impairment in value of the Company’s tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the effect of the ongoing disruption in the capital markets on the Company’s ability to access capital on favorable terms and continue to meet its liquidity needs. Moreover, employee absenteeism due to members of the Company’s workforce being quarantined or exposed to COVID-19 may impact the Company’s ability to meet staffing needs which, compounded with the effects of ongoing office and potential factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions, may in turn impair the Company in the manufacture, distribution and sale of its products.

In addition, while the Company cannot predict the magnitude of the impact that COVID-19 will have on its customers and suppliers or their financial conditions, any material effect on the Company’s customers or suppliers could adversely impact

Crown Holdings, Inc.

the Company. For example, certain of the Company’s suppliers have informed the Company that the coronavirus outbreak and the resulting business restrictions may constrain supply of necessary materials and the Company may face difficulty collecting accounts receivable from any of its customers that may be negatively impacted by the pandemic. The impact of COVID-19 may also exacerbate other risk factors discussed in Item 1A of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, any of which could have a material effect on the Company. For example, significant volatility in the equity markets could have a negative impact on the market value of the Company's pension plan assets which may substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations, pension plan funded status and future cash flows.

The extent of the impact of COVID-19 on the Company’s business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, the Company cannot reasonably estimate the duration and severity of the COVID-19 outbreak or its overall impact on the Company’s business.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchase of equity securities during the three months ended March 31, 2020. The table excludes 103,281 shares repurchased by the Company in connection with the surrender of shares to cover taxes on the vesting of restricted stock.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Programs As of the end of the period (millions of dollars)

March	1,038,821	$48.24	1,038,821	$200
Total	1,038,821	$48.24	1,038,821	$—

In March 2020, the Company's Board of Directors authorized the repurchase of an aggregate amount of $250 of the Company's common stock through June 30, 2020. Share repurchases under the Company's program could be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deemed appropriate. The program was canceled in March 2020.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2020.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Crown Holdings, Inc.

Item 6.    Exhibits

10.u	Amendment No. 1, effective February 28, 2020, to the Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan.

22	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101
The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iii) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.

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

Date: April 30, 2020