Form 10-Q
period 2020-06-30
CROWN HOLDINGS INC
filed 2020-07-27
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

There were 134,765,587 shares of Common Stock outstanding as of July 24, 2020.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$2,689	$3,035	$5,446	$5,790
Cost of products sold, excluding depreciation and amortization	2,155	2,417	4,375	4,627
Depreciation and amortization	117	123	239	245
Selling and administrative expense	139	157	301	314
Restructuring and other	3	(45)	10	(41)
Income from operations	275	383	521	645
Loss from early extinguishments of debt	—	—	—	6
Other pension and postretirement	13	29	44	11
Interest expense	76	97	156	195
Interest income	(1)	(4)	(5)	(7)
Foreign exchange	(5)	1	(17)	2
Income before income taxes	192	260	343	438
Provision for income taxes	53	88	91	136
Equity earnings in affiliates	2	2	3	3
Net income	141	174	255	305
Net income attributable to noncontrolling interests	(15)	(37)	(41)	(65)
Net income attributable to Crown Holdings	$126	$137	$214	$240

Earnings per common share attributable to Crown Holdings:
Basic	$0.95	$1.02	$1.60	$1.79
Diluted	$0.94	$1.02	$1.59	$1.78

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$141	$174	$255	$305

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	22	(9)	(297)	50
Pension and other postretirement benefits	(20)	33	237	47
Derivatives qualifying as hedges	22	(9)	(12)	3
Total other comprehensive income / (loss)	24	15	(72)	100

Total comprehensive income	165	189	183	405
Net income attributable to noncontrolling interests	(15)	(37)	(41)	(65)
Translation adjustments attributable to noncontrolling interests	(2)	—	1	—
Derivatives qualifying as hedges attributable to noncontrolling interests	(1)	—	1	—
Comprehensive income attributable to Crown Holdings	$147	$152	$144	$340

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$366	$607
Receivables, net	1,604	1,528
Inventories	1,747	1,626
Prepaid expenses and other current assets	256	241
Total current assets	3,973	4,002

Goodwill	4,302	4,430
Intangible assets, net	1,872	2,015
Property, plant and equipment, net	3,817	3,887
Operating lease right-of-use assets, net	204	204
Other non-current assets	1,097	967
Total	$15,265	$15,505

Liabilities and equity
Current liabilities
Short-term debt	$131	$75
Current maturities of long-term debt	72	62
Current portion of operating lease liabilities	54	51
Accounts payable	2,183	2,646
Accrued liabilities	1,007	1,065
Total current liabilities	3,447	3,899

Long-term debt, excluding current maturities	7,999	7,818
Non-current portion of operating lease liabilities	155	156
Postretirement and pension liabilities	646	683
Other non-current liabilities	797	857
Commitments and contingent liabilities (Note I)
Noncontrolling interests	406	379
Crown Holdings shareholders’ equity	1,815	1,713
Total equity	2,221	2,092
Total	$15,265	$15,505

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income	$255	$305
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	239	245
Restructuring and other	10	(41)
Pension expense	69	40
Pension contributions	(11)	(9)
Stock-based compensation	15	16
Working capital changes and other	(815)	(783)
Net cash used for operating activities	(238)	(227)
Cash flows from investing activities
Capital expenditures	(199)	(154)
Proceeds from sale of property, plant and equipment	—	11
Net investment hedge	15	6
Net cash used for investing activities	(184)	(137)
Cash flows from financing activities
Proceeds from long-term debt	111	—
Payments of long-term debt	(41)	(305)
Net change in revolving credit facility and short-term debt	183	435
Payments of finance leases	(1)	(14)
Common stock issued	1	3
Common stock repurchased	(58)	(2)
Contributions from noncontrolling interests	2	3
Dividends paid to noncontrolling interests	(12)	(11)
Foreign exchange derivatives related to debt	11	(10)
Net cash provided by financing activities	196	99
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	3
Net change in cash, cash equivalents and restricted cash	(236)	(262)
Cash, cash equivalents and restricted cash at January 1	663	659
Cash, cash equivalents and restricted cash at June 30	$427	$397

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total

Balance at January 1, 2020	$929	$207	$3,959	$(3,131)	$(251)	$1,713	$379	$2,092
Net income			88			88	26	114
Other comprehensive loss				(91)		(91)	(5)	(96)
Dividends paid to noncontrolling interests						—	(11)	(11)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		10				10		10
Common stock issued		1				1		1
Common stock repurchased		(52)			(5)	(57)		(57)
Balance at March 31, 2020	$929	$165	$4,047	$(3,222)	$(255)	$1,664	$389	$2,053
Net income			126			126	15	141
Other comprehensive income				21		21	3	24
Dividends paid to noncontrolling interests						—	(1)	(1)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		5				5		5
Common stock issued						—		—
Common stock repurchased					(1)	(1)		(1)
Balance at June 30, 2020	$929	$169	$4,173	$(3,201)	$(255)	$1,815	$406	$2,221

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2019	$929	$186	$3,449	$(3,374)	$(253)	$937	$349	$1,286
Net income			103			103	28	131
Other comprehensive income				85		85		85
Dividends paid to noncontrolling interests						—	(9)	(9)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		8				8		8
Common stock issued		2				2		2
Common stock repurchased		(1)				(1)		(1)
Balance at March 31, 2019	$929	$194	$3,552	$(3,289)	$(252)	$1,134	$368	$1,502
Net income			137			137	37	174
Other comprehensive loss				15		15		15
Dividends paid to noncontrolling interests						—	(2)	(2)
Contribution from noncontrolling interests						—	3	3
Stock-based compensation		8				8		8
Common stock issued		1				1		1
Common stock repurchased		(1)				(1)		(1)
Balance at June 30, 2019	$929	$202	$3,689	$(3,274)	$(252)	$1,294	$406	$1,700

The accompanying notes are an integral part of these consolidated financial statements

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2020 and the results of its operations for the three and six months ended June 30, 2020 and 2019 and of its cash flows for the six months ended June 30, 2020 and 2019. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year including the impact of the coronavirus pandemic which cannot be determined at this time. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

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

B.Accounting and Reporting Developments

Recently Adopted Accounting Standards
On January 1, 2020, the Company adopted new guidance on the accounting for credit losses on financial instruments. The new guidance introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The new approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in operating leases and off-balance-sheet credit exposures. The guidance did not have a material impact on the Company's consolidated financial statements.

On January 1, 2020, the Company adopted new guidance, on a prospective basis, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e. hosting arrangement) with the guidance on capitalizing costs for internal use software. The guidance did not have a material impact on the Company's consolidated financial statements.

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

Crown Holdings, Inc.

C. Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$366	$607

Restricted cash included in prepaid expenses and other current assets	60	50
Restricted cash included in other non-current assets	1	6
Total restricted cash	61	56

Total cash, cash equivalents and restricted cash	$427	$663

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D. Receivables

	June 30, 2020	December 31, 2019
Accounts receivable	$1,194	$1,162
Less: allowance for credit losses	(64)	(62)
Net trade receivables	1,130	1,100
Unbilled receivables	254	226
Miscellaneous receivables	220	202
Receivables, net	$1,604	$1,528

E. Inventories

Inventories are stated at the lower of cost or market, with cost principally determined under the first-in first-out ("FIFO") or average cost method.

	June 30, 2020	December 31, 2019
Raw materials and supplies	$978	$905
Work in process	164	151
Finished goods	605	570
	$1,747	$1,626

Crown Holdings, Inc.

F. Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	June 30, 2020			December 31, 2019
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,573	$(385)	$1,188	$1,621	$(331)	$1,290
Trade names	541	(51)	490	541	(40)	501
Technology	158	(53)	105	158	(41)	117
Long term supply contracts	123	(40)	83	150	(48)	102
Patents	15	(9)	6	14	(9)	5
	$2,410	$(538)	$1,872	$2,484	$(469)	$2,015

Total amortization expense of intangible assets for the three and six months ended June 30, 2020 and 2019 was $44 and $89 and $47 and $94.

G. Restructuring and Other

The Company recorded restructuring and other charges / (benefits) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Asset impairments and sales	$—	$(9)	$1	$(5)
Restructuring	3	5	6	14
Other (income) / cost	—	(41)	3	(50)
	$3	$(45)	$10	$(41)

For the three and six months ended June 30, 2020, restructuring included charges related to internal reorganizations within the Transit Packaging division, including headcount reductions. For six months ended June 30, 2019, restructuring included a charge of $8 related to headcount reductions in the Company's European Division.

For the six months ended June 30, 2019, asset impairments and sales included $6 related to a fire at a production facility in Asia and gains on asset sales related to prior restructuring actions.

For the three and six months ended June 30, 2019, other income related to gains arising from favorable court rulings related to the recovery of indirect taxes paid in prior years by certain of the Company's Brazilian subsidiaries.

At June 30, 2020, the Company had restructuring accruals of $15, primarily related to current and prior year actions to reduce manufacturing capacity and headcount in its European businesses. The Company expects to pay these amounts over the next twelve months. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

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

During the six months ended June 30, 2020, the Company paid $5 to settle outstanding claims and had claims activity as follows:

Beginning claims	56,000
New claims	700
Settlements or dismissals	(700)
Ending claims	56,000

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2020.

As of June 30, 2020, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $264, including $221 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

Crown Holdings, Inc.

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

At June 30, 2020, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Crown Holdings, Inc.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2020 mature between one and twenty-nine months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in OCI		recognized in OCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives in cash flow hedges	2020	2019	2020	2019
Foreign exchange	$2	$2	$3	$(2)
Interest Rate	—	—	(1)	—
Commodities	2	(18)	(37)	(8)
	$4	$(16)	$(35)	$(10)

	Amount of gain/		Amount of gain/
	(loss) reclassified from		(loss) reclassified from
	AOCI into income		AOCI into income
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line items in the
Derivatives in cash flow hedges	2020	2019	2020	2019	Statement of Operations
Foreign exchange	$(2)	$—	$(3)	$(1)	Net sales
Commodities	7	3	10	6	Net sales
Foreign exchange	1	(1)	—	(1)	Cost of products sold
Commodities	(30)	(11)	(40)	(21)	Cost of products sold
	(24)	(9)	(33)	(17)	Income before taxes
	7	2	9	4	Provision for income taxes
Total reclassified	$(17)	$(7)	$(24)	$(13)	Net income

Crown Holdings, Inc.

For the twelve-month period ending June 30, 2021, a net loss of $22 ($18, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No amounts were reclassified during the six months ended June 30, 2020 and 2019 in connection with anticipated transactions that were no longer considered probable.

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

For the three and six months ended June 30, 2020 and 2019, the Company recorded a loss of $2 and a loss of less than $1 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

        The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain/		Pre-tax amount of gain/
	(loss) recognized in income		(loss) recognized in
	on derivative		income on derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item in the
Derivatives not designated as hedges	2020	2019	2020	2019	Statement of Operations
Foreign exchange	$1	$—	$—	$(1)	Net sales
Foreign exchange	—	—	1	1	Cost of products sold
Foreign exchange	—	4	6	(11)	Foreign exchange
	$1	$4	$7	$(11)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and six months ended June 30, 2020, the Company recorded a loss of $26 ($26, net of tax) and a loss of less than $1 ($1, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. For the three and six months ended June 30, 2019, the Company recorded a loss of $19 ($19, net of tax) and a gain of $9 ($9, net of tax). As of June 30, 2020 and December 31, 2019, cumulative losses of $32 ($9, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedged net investment was €1,161 ($1,303 at June 30, 2020).

The following tables set forth the impact on OCI from changes in the fair value of derivative instruments designated as net investment hedges.

Crown Holdings, Inc.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in OCI		recognized in OCI
	Three months ended		Six months ended
	June 30,		June 30,
Derivatives designated as net investment hedges	2020	2019	2020	2019
Foreign exchange	$(22)	$(7)	$39	$7

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

        Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	June 30, 2020	December 31, 2019	Balance Sheet classification	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$9	$10	Accrued liabilities	$8	$15
	Other non-current assets	1	1	Other non-current liabilities	—	1
Foreign exchange contracts fair value	Other current assets	4	1	Accrued liabilities	2	3
Commodities contracts cash flow	Other current assets	13	11	Accrued liabilities	37	21
	Other non-current assets	3	—	Other non-current liabilities	2	—
Interest rate contracts cash flow	Other non-current assets	—	—	Other non-current liabilities	3	1
Net investment hedge	Other non-current assets	103	51	Other non-current liabilities	2	2
		$133	$74		$54	$43

	Balance Sheet classification	June 30, 2020	December 31, 2019	Balance Sheet classification	June 30, 2020	December 31, 2019
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$12	$7	Accrued liabilities	$8	$5
	Other non-current assets	1	2	Other non-current liabilities	1	1
		$13	$9		$9	$6

Total derivatives		$146	$83		$63	$49

Crown Holdings, Inc.

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged
	assets/(liabilities)
	June 30, 2020	December 31, 2019
Line item in the Balance Sheet in which the hedged item is included
Receivables, net	12	12
Accounts payable	(75)	(83)

As of June 30, 2020, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities was a gain of $2. As of December 31, 2019, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities was a loss of $2.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at June 30, 2020
Derivative assets	$146	$18	$128
Derivative liabilities	63	18	45

Balance at December 31, 2019
Derivative assets	83	16	67
Derivative liabilities	49	16	33

        Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 were:

	June 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Foreign exchange	$615	$1,030
Commodities	347	334
Interest rate	200	200
Derivatives designated as fair value hedges:
Foreign exchange	142	142
Derivatives designated as net investment hedges:
Foreign exchange	1,075	1,075
Derivatives not designated as hedges:
Foreign exchange	929	1,017

Crown Holdings, Inc.

K. Debt

        The Company's outstanding debt was as follows:

	June 30, 2020		December 31, 2019
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$131	$131	$75	$75

Long-term debt
Senior secured borrowings:
Revolving credit facilities	121	121	—	—
Term loan facilities
U.S. dollar at LIBOR + 1.5% due 2024	1,086	1,079	1,100	1,094
Euro at EURIBOR + 1.5% due 2024[1]	499	499	505	504
Senior notes and debentures:
€650 at 4.0% due 2022	730	727	729	725
U. S. dollar at 4.50% due 2023	1,000	996	1,000	995
€335 at 2.25% due 2023	376	372	376	372
€500 at 0.75% due 2023	618	613	617	610
€600 at 2.625% due 2024	674	670	673	668
€600 at 3.375% due 2025	674	669	673	667
U.S. dollar at 4.25% due 2026	400	395	400	395
U.S. dollar at 4.75% due 2026	875	864	875	863
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	561	554	561	554
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	124	124	45	45
Total long-term debt	8,128	8,071	7,944	7,880
Less current maturities	(72)	(72)	(62)	(62)
Total long-term debt, less current maturities	$8,056	$7,999	$7,882	$7,818
(1) €444 and €450 at June 30, 2020 and December 31, 2019
The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $8,390 at June 30, 2020 and $8,410 at December 31, 2019.

L. Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – U.S. plans	2020	2019	2020	2019
Service cost	$5	$3	$10	$8
Interest cost	9	13	19	26
Expected return on plan assets	(19)	(17)	(37)	(35)
Recognized net loss	14	14	28	28
Net periodic cost	$9	$13	$20	$27

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – Non-U.S. plans	2020	2019	2020	2019
Service cost	$3	$4	$6	$8
Interest cost	13	20	27	39
Expected return on plan assets	(22)	(34)	(53)	(69)
Curtailment gain	—	—	—	(14)
Settlement loss	19	31	56	31
Recognized prior service credit	—	(1)	—	(1)
Recognized net loss	4	9	13	19
Net periodic cost	$17	$29	$49	$13

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other postretirement benefits	2020	2019	2020	2019
Interest cost	1	1	2	2
Recognized prior service credit	(7)	(8)	(13)	(17)
Recognized net loss	1	1	2	2
Net periodic benefit	$(5)	$(6)	$(9)	$(13)

In the three and six months ended June 30, 2020, the Company recorded settlement charges related to the payment of lump sum buy-outs to settle certain non-U.S. pension obligations using plan assets. The Company may incur additional settlement charges in 2020.

In the three and six months ended June 30, 2019, the Company recorded a curtailment gain to recognize prior service credits that were previously recorded in accumulated other comprehensive income in connection with the closure of a non-U.S. defined benefit pension plan.

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

        The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Six Months Ended
Details about accumulated other	June 30,		June 30,		Affected line item in the
comprehensive income components	2020	2019	2020	2019	statement of operations
Actuarial losses	$19	$24	$43	$49	Other pension and postretirement
Settlements	19	31	56	31	Other pension and postretirement
Prior service credit	(7)	(9)	(13)	(18)	Other pension and postretirement
Curtailments	—	—	—	(14)	Other pension and postretirement
	31	46	86	48	Income before taxes
	(3)	(7)	(7)	(8)	Provision for income taxes
Total reclassified	$28	$39	$79	$40	Net income

Crown Holdings, Inc.

M. Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2019	$(1,533)	$(1,817)	$(24)	$(3,374)
Other comprehensive income before reclassifications	7	50	(10)	47
Amounts reclassified from accumulated other comprehensive income	40	—	13	53
Other comprehensive income	47	50	3	100
Balance at June 30, 2019	$(1,486)	$(1,767)	$(21)	$(3,274)

Balance at January 1, 2020	$(1,449)	$(1,668)	$(14)	$(3,131)
Other comprehensive income / (loss) before reclassifications	158	(296)	(35)	(173)
Amounts reclassified from accumulated other comprehensive income	79	—	24	103
Other comprehensive income / (loss)	237	(296)	(11)	(70)
Balance at June 30, 2020	$(1,212)	$(1,964)	$(25)	$(3,201)

See Note J and Note L for further details of amounts related to cash flow hedges and defined benefit plans.

N.  Stock-Based Compensation

A summary of restricted and deferred stock transactions during the six months ended June 30, 2020 is as follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2020	2,102,654
Awarded:
Time-vesting shares	275,173
Performance-based shares	166,018
Released:
Time-vesting shares	(140,987)
Performance-based shares	(181,705)
Forfeitures:
Time-vesting shares	(56,566)
Performance-based shares	(7,651)
Non-vested stock awards outstanding at June 30, 2020	2,156,936

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

The weighted average grant-date fair values of awards issued during the six months ended June 30, 2020 were $69.71 for the time-vesting stock awards and $72.08 for the performance-based stock awards.

The fair value of the performance-based shares subject to a market condition awarded in 2020 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 22.0%, an expected term of three years, and a weighted average risk-free interest rate of 1.60%.

As of June 30, 2020, unrecognized compensation cost related to outstanding non-vested stock awards was $74. The weighted average period over which the expense is expected to be recognized is 2.9 years. The aggregate market value of the shares released on the vesting dates was $22 for the six months ended June 30, 2020.

O.  Revenue

For the three and six months ended June 30, 2020 and 2019, the Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue recognized over time	$1,439	$1,496	$2,914	$2,861
Revenue recognized at a point in time	1,250	1,539	2,532	2,929
Total revenue	$2,689	$3,035	$5,446	$5,790

See Note Q for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract Assets and Contract Liabilities
Contract assets and liabilities are reported in a net position on a contract-by-contract basis. Net contract assets were as follows:

	June 30, 2020	December 31, 2019
Contract assets included in prepaid and other current assets	$52	$30
Contract liabilities included in accrued liabilities	(3)	(5)
Net contract asset	$49	$25

Contract assets at June 30, 2020 primarily relates to revenue recognized for customized work-in-process inventory in the Company's equipment business and European three-piece food can product businesses.

During the six months ended June 30, 2020, the Company recognized revenue of $2 related to contract liabilities at December 31, 2019 for performance obligations satisfied during the period.

Crown Holdings, Inc.

P. Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income attributable to Crown Holdings	$126	$137	$214	$240
Weighted average shares outstanding:
Basic	133.3	133.9	133.7	133.8
Dilutive restricted stock	0.7	0.9	0.8	0.8
Diluted	134.0	134.8	134.5	134.6
Basic earnings per share	$0.95	$1.02	$1.60	$1.79
Diluted earnings per share	$0.94	$1.02	$1.59	$1.78

For the three and six months ended June 30, 2020, 0.3 million and 0.7 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Americas Beverage	$777	$890	$1,648	$1,678
European Beverage	330	410	676	749
European Food	499	483	901	906
Asia Pacific	270	319	571	640
Transit Packaging	462	592	984	1,161
Total reportable segments	2,338	2,694	4,780	5,134
Non-reportable segments	351	341	666	656
Total	$2,689	$3,035	$5,446	$5,790

The primary sources of revenue included in non-reportable segments are the Company's food can and closures business in North America, aerosol can businesses in North America and Europe, its promotional packaging business in Europe, and its tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Americas Beverage	$61	$2	$67	$6
European Beverage	1	1	2	2
European Food	22	22	43	40
Transit Packaging	3	1	7	4
Total reportable segments	87	26	119	52
Non-reportable segments	38	40	67	66
Total	$125	$66	$186	$118

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Americas Beverage	$129	$139	$263	$252
European Beverage	37	60	76	99
European Food	68	62	101	110
Asia Pacific	39	51	84	96
Transit Packaging	51	80	117	153
Total reportable segments	$324	$392	$641	$710

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Segment income of reportable segments	$324	$392	$641	$710
Segment income of non-reportable segments	31	33	50	69
Corporate and unallocated items	(33)	(39)	(71)	(78)
Restructuring and other	(3)	45	(10)	41
Amortization of intangibles	(44)	(47)	(89)	(94)
Accelerated depreciation	—	(1)	—	(3)
Other pension and postretirement	(13)	(29)	(44)	(11)
Loss from early extinguishments of debt	—	—	—	(6)
Interest expense	(76)	(97)	(156)	(195)
Interest income	1	4	5	7
Foreign exchange	5	(1)	17	(2)
Income before income taxes	$192	$260	$343	$438
For the three and six months ended June 30, 2020, intercompany profits of $5 were eliminated within segment income of non-reportable segments.

For the three and six months ended June 30, 2019, intercompany profits of $3 and $4 were eliminated within segment income of non-reportable segments.

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as stock-based compensation.

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (dollars in millions)

        Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2020 compared to 2019 and changes in financial condition and liquidity from December 31, 2019. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, along with the consolidated financial statements and related notes included in and referred to within this report.

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

For several years, global industry demand for beverage cans has been growing. After many years of relatively flat volumes, beverage can growth in North America has accelerated mainly due to the outsized portion of new beverage products being introduced in cans versus other packaging formats. In addition, markets such as Brazil, Europe and Southeast Asia have also experienced higher volumes and market expansion. While the Company expects beverage can demand to continue to grow in the coming years, the impact of the coronavirus pandemic could weaken demand in the near term in certain areas.

In addition to its beverage can operations, the Company has generated strong returns on invested capital and significant cash flow from its non-beverage can operations including its global food can and transit packaging businesses. Due to the impact of the coronavirus pandemic, the Company expects lower demand in several of the industries served by its transit packaging businesses.

The Company's primary capital allocation focus will be to reduce leverage, as was successfully accomplished following previous acquisitions, and begin to return capital to its shareholders. In November 2019, the Company announced a Board-led review of the Company's portfolio and capital allocation strategy, which is ongoing.

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

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European and Transit Packaging segments, the Canadian dollar and Mexican peso in the Company's Americas segments. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$2,689	$3,035	$5,446	$5,790

Three and six months ended June 30, 2020 compared to 2019

Net sales decreased primarily due to lower sales unit volumes due to the coronavirus pandemic, the pass-through of lower material costs and $73 and $113 from the impact of foreign currency translation.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets have experienced recent market growth due to the introduction of new beverage products in cans versus other packaging formats. To meet volume requirements in the U.S. and Canadian beverage can markets, the Company began commercial production on a new beverage can line at its Toronto, Ontario plant in January 2020 and on the third line at its Nichols, NY facility in June 2020. The Company also announced a new beverage can facility in Bowling Green, Kentucky, which is expected to begin production in the second quarter of 2021. The Company will add a second line to that facility with a late third quarter 2021 planned start-up. Additionally, the Company announced it will construct a third line at its Olympia, Washington plant which is scheduled to begin production during the third quarter of 2021.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other packaging formats. In November 2019, the Company commenced operations at a new one-line beverage can facility in Rio Verde, Brazil.

        Net sales and segment income in the Americas Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$777	$890	$1,648	$1,678
Segment income	129	139	263	252

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Three months ended June 30, 2020 compared to 2019

Net sales decreased primarily due to lower sales unit volumes due to the impact of the coronavirus pandemic in Brazil and Mexico, the pass-through of lower aluminum costs and $34 from the impact of foreign currency translation, partially offset by 16% higher sales unit volumes in the U.S. and Canada.

Segment income decreased due to lower sales unit volumes and $6 from the impact of foreign currency translation, partially offset by improved pricing and lower freight costs in the U.S. and Canada.

Six months ended June 30, 2020 compared to 2019

Net sales decreased primarily due to the pass-through of lower aluminum costs and $43 from the impact of foreign currency translation, partially offset by 5% higher sales unit volumes.

Segment income increased primarily due to higher sales unit volume, improved pricing and lower freight costs in the U.S. and Canada partially offset by $8 from the impact of foreign currency translation.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the Western European beverage can markets have been growing.

In February 2019, the second line of the beverage can plant in Valencia, Spain began operations. In the second quarter of 2020, both beverage can lines in the Seville, Spain plant, which have multi-size capability, began commercial production of aluminum cans.

Net sales and segment income in the European Beverage segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$330	$410	$676	$749
Segment income	37	60	76	99

Three and six months ended June 30, 2020 compared to 2019

Net sales decreased primarily due to lower sales unit volumes due to the coronavirus pandemic, the pass-through of lower aluminum costs and $6 and $12 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes due to the coronavirus pandemic, partially offset by cost reductions.

European Food

The European Food segment manufactures steel and aluminum food cans and ends and metal vacuum closures, and supplies a variety of customers from its operations throughout Europe and Africa. The European food can market is a mature market where consumer preference continues to favor the can due to product protection and food preservation. Challenging harvest yields, however, have led to volume declines in recent years.

Net sales and segment income in the European Food segment are as follows:

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$499	$483	$901	$906
Segment income	68	62	101	110

Three months ended June 30, 2020 compared to 2019

Net sales increased primarily due to 10% higher sales unit volumes partially offset by the pass-through of lower raw material costs and $13 from the impact of foreign currency translation.

Segment income increased due to higher sales unit volumes and improved cost performance, partially offset by $2 from the impact of foreign currency translation.

Six months ended June 30, 2020 compared to 2019

Net sales decreased primarily due to the pass-through of lower raw material costs and $25 from the impact of foreign currency translation, partially offset by 7% higher sales unit volumes.
Segment income decreased primarily due to $18 arising from the carryover of tinplate costs from prior year-end inventory, partially offset by improved cost performance.
Asia Pacific
The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. The Company commenced operations at a new beverage can plant in Nong Khae, Thailand in July 2020. In response to market conditions in China, the Company closed its Huizhou facility in early 2019. Following this closure, the Company has three beverage can plants in China with approximately $75 in annual sales.

        Net sales and segment income in the Asia Pacific segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$270	$319	$571	$640
Segment income	39	51	84	96

Three and six months ended June 30, 2020 compared to 2019

Net sales decreased primarily due to lower sales unit volumes due to the impact of the coronavirus pandemic, the pass-through of lower aluminum costs and $3 and $4 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes.

Transit Packaging

The Transit Packaging segment includes the Company's global industrial and protective solutions and equipment and tools businesses. Industrial solutions include steel strap, plastic strap and industrial film and other related products that are used in a wide range of industries. Protective solutions include transit protection products that help prevent movement during transport for a wide range of industrial and consumer products. Equipment and tools includes manual, semi-automatic and automatic equipment and tools used in end-of-line operations to apply industrial solutions consumables.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Net sales and segment income in the Transit Packaging segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$462	$592	$984	$1,161
Segment income	51	80	117	153

Three and six months ended June 30, 2020 compared to 2019

Net sales decreased primarily due to lower sales unit volumes due to the impact of the coronavirus pandemic, the pass-through of lower raw material prices and $11 and $21 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes partially offset by favorable product mix and improved cost performance.

Non-reportable Segments

The Company's non-reportable segments include its food can and closures businesses in North America, its aerosol can businesses in North America and Europe, and its tooling and equipment operations in the U.S. and U.K.

Net sales and segment income in non-reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$351	$341	$666	$656
Segment income	31	33	50	69

Three months ended June 30, 2020 compared to 2019

Net sales increased as higher sales in the Company's beverage can equipment operations and 13% higher sales unit volumes in the Company's North America food can business were partially offset by lower sales unit volumes in the Company's global aerosol can businesses and $6 from the impact of foreign currency translation.

Segment income decreased as lower sales unit volumes in the Company's global aerosol can businesses were partially offset by higher sales in the Company's beverage can equipment operations and higher sales unit volumes in the Company's North America food can business.

Six months ended June 30, 2020 compared to 2019

Net sales increased as higher sales in the Company's beverage can equipment operations and 12% higher sales unit volumes in the Company's North America food can business were partially offset by lower sales unit volumes in the Company's global aerosol can businesses, the pass-through of lower tinplate costs and $8 from the impact of foreign currency translation.

Segment income decreased primarily due to $16 arising from the carryover of tinplate costs from the prior year-end inventory and lower sales unit volumes in the Company's global aerosol can businesses, partially offset by higher sales in the Company's beverage can equipment operations and higher sales unit volumes in the Company's North America food can business.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Corporate and Unallocated Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Corporate and unallocated expense	$(33)	$(39)	$(71)	$(78)

For the three and six months ended June 30, 2020 compared to 2019, corporate and unallocated expenses decreased primarily due to lower personnel and other general costs due to the coronavirus pandemic and lower incentive compensation costs.

        Interest Expense

For the three and six months ended June 30, 2020 compared to 2019, interest expense decreased from $97 to $76 and $195 to $156 due to lower average outstanding debt and lower interest rates.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income before income taxes	$192	$260	$343	$438
Provision for income taxes	53	88	91	136
Effective income tax rate	28%	34%	27%	31%

The effective tax rate for the six months ended June 30, 2020, included a benefit of $4 arising from a tax law change in India.

The effective tax rate for the three and six months ended June 30, 2019 included a charge of $15 to settle a tax contingency arising from a transaction that occurred prior to the Company's acquisition of Signode.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2020 compared to 2019, net income attributable to noncontrolling interests decreased from $37 to $15 and from $65 to $41 primarily due to higher income in Brazil in 2019 related to a favorable court ruling for one of the Company's Brazilian subsidiaries related to indirect taxes.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities increased from $227 for the six months ended June 30, 2019 to $238 for the six months ended June 30, 2020. The increase was primarily due to changes in working capital.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was 40 days as of June 30, 2019 compared to 38 as of June 30, 2020.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Inventory turnover was 67 days at June 30, 2019 compared to 68 days at June 30, 2020. Inventory turnover at June 30, 2020 increased compared to 63 days at December 31, 2019 due to seasonality in the Company's food and beverage can businesses. The food can business is seasonal with the first quarter tending to be the slowest period as the autumn packaging period in the Northern Hemisphere has ended and new crops are not yet planted. The industry enters its busiest period in the third quarter when the majority of fruits and vegetables in the Northern Hemisphere are harvested. Due to this seasonality, inventory levels increase in the first half of the year to meet peak demand in the second and third quarters. The beverage can business is also seasonal with inventory levels generally increasing in the first half of the year to meet peak demand in the summer months in the Northern Hemisphere.

Days outstanding for trade payables was 89 days at June 30, 2019 compared to 87 days at June 30, 2020.
Investing Activities

Cash used for investing activities increased from $137 for the six months ended June, 2019 to $184 for the six months ended June 30, 2020 primarily due to increased capital expenditures.

The Company currently expects capital expenditures in 2020 to be approximately $600.

Financing Activities

Cash provided by financing activities increased from $99 for the six months ended June, 2019 to $196 for the six months ended June 30, 2020 due to higher net borrowings. Additionally, during the six months ended June 30 ,2020, the Company repurchased $57 of capital stock and had an inflow related to foreign exchange derivatives related to debt.

Liquidity

As of June 30, 2020, $313 of the Company's $366 of cash and cash equivalents was located outside the U.S. The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $87 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental taxes on the repatriated funds.

As of June 30, 2020, the Company had $1,464 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less borrowings of $121 and outstanding standby letters of credit of $65. The Company could have borrowed this amount at June 30, 2020 and still been in compliance with its leverage ratio covenants. The Company's net total leverage ratio, as defined by the credit agreement, of 4.69 to 1.0 at June 30, 2020 was in compliance with the covenant requiring a ratio of no greater than 5.75 to 1.0. The required net total leverage ratio under the agreement reduces to 5.0 to 1.0 at December 31, 2020 and 4.5 to 1.0 at December 31, 2022.

        Capital Resources

As of June 30, 2020, the Company had approximately $95 of capital commitments primarily related to its Americas Beverage segments. The Company expects to fund these commitments primarily through cash flows generated from operations.

Contractual Obligations

During the six months ended June 30, 2020 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which information is incorporated herein by reference.

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

The senior notes described above and issued by the Crown Cork Issuer and the Crown Americas Issuer are collectively referred to as the senior notes, the Crown Cork Issuer and the Crown Americas Issuer are collectively referred to as the issuers, the Parent and the Crown Americas Guarantors are collectively referred to as the guarantors and the subsidiaries of the Company that do not guarantee the senior notes are collectively referred to as the non-guarantors.

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

The senior notes and guarantees are senior unsecured obligations of the issuers and the guarantors, and are

•effectively subordinated to all existing and future secured indebtedness of the issuers and the guarantors to the extent of the value of the assets securing such indebtedness, including any borrowings under the Company’s senior secured credit facilities, to the extent of the value of the assets securing such indebtedness;
•structurally subordinated to all indebtedness of the Company’s non-guarantor subsidiaries, which include all of the Company’s foreign subsidiaries and any U.S. subsidiaries that are neither obligors nor guarantors of the Company’s senior secured credit facilities;
•ranked equal in right of payment to any existing or future senior indebtedness of the issuers and the guarantors; and
•ranked senior in right of payment to all existing and future subordinated indebtedness of the issuers and the guarantors.

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

A guarantee of a guarantor other than the Parent will be unconditionally released and discharged upon any of the following:

•any transfer (including, without limitation, by way of consolidation or merger) by the Parent or any subsidiary of the Parent to any person or entity that is not the Parent or a subsidiary of the Parent of all of the equity interests of, or all or substantially all of the properties and assets of, such guarantor;

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

•any transfer (including, without limitation, by way of consolidation or merger) by the Parent or any subsidiary of the Parent to any person or entity that is not the Parent or a subsidiary of the Parent of equity interests of such guarantor or any issuance by such guarantor of its equity interests, such that such guarantor ceases to be a subsidiary of the Parent; provided that such guarantor is also released from all of its obligations in respect of indebtedness under the Company’s senior secured credit facilities;
•the release of such guarantor from all obligations of such guarantor in respect of indebtedness under the Company’s senior secured credit facilities, except to the extent such guarantor is otherwise required to provide a guarantee; or
•upon the contemporaneous release or discharge of all guarantees by such guarantor which would have required such guarantor to provide a guarantee under the applicable indenture.

The following tables present summarized financial information related to the senior notes issued by each of Crown Cork and Crown Americas on a combined basis for each issuer and its guarantors after elimination of (i) intercompany transactions and balances among the Parent and the guarantors and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Crown Cork Issuer and Guarantor

Six Months Ended
June 30, 2020
Net sales	$—
Gross Profit	—
Income from operations	(1)
Net income[1]	(33)
Net income attributable to Crown Holdings[1]	(33)
(1) Includes $17 of expense related to intercompany interest with non-guarantor subsidiaries

	June 30, 2020	December 31, 2019
Current assets	$13	$11
Non-current assets	92	129
Current liabilities	42	57
Non-current liabilities[1]	4,289	4,237
(1) Includes payables of $3,594 and $3,538 due to non-guarantor subsidiaries as of June 30, 2020 and December 31, 2019

Crown Americas Issuer and Guarantors

Six Months Ended
June 30, 2020
Net sales[1]	$1,928
Gross profit[2]	310
Income from operations[2]	105
Net income[3]	68
Net income attributable to Crown Holdings[3]	68
(1) Includes $204 of sales to non-guarantor subsidiaries
(2) Includes $20 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $28 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

	June 30, 2020	December 31, 2019
Current assets[1]	$719	$799
Non-current assets[2]	3,282	3,171
Current liabilities[3]	951	956
Non-current liabilities[4]	4,701	4,709
(1) Includes receivables of $55 due from non-guarantor subsidiaries as of June 30, 2020 and December 31, 2019
(2) Includes receivables of $191 and $128 due from non-guarantor subsidiaries as of June 30, 2020 and December 31, 2019
(3) Includes payables of $63 and $21 due to non-guarantor subsidiaries as of June 30, 2020 and December 31, 2019
(4) Includes payables of $266 and $245 due to non-guarantor subsidiaries as of June 30, 2020 and December 31, 2019

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

Under U.S. federal bankruptcy laws or comparable provisions of state fraudulent transfer laws, the issuance of the senior note guarantees by the guarantors could be voided, or claims in respect of such obligations could be subordinated to all of their other debts and other liabilities, if, among other things, at the time the guarantors issued the related senior note guarantees, the Company or the applicable guarantor intended to hinder, delay or defraud any present or future creditor, or received less than reasonably equivalent value or fair consideration for the incurrence of such indebtedness and either:

•was insolvent or rendered insolvent by reason of such incurrence;
•was engaged in a business or transaction for which the Company’s or such guarantor’s remaining assets constituted unreasonably small capital; or
•intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

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

Goodwill Impairment

As of October 1, 2019, the estimated fair values of the Equipment & Tools and Industrial Solutions reporting units, which are included in the Transit Packaging segment were 9% and 15% higher than their respective carrying values. The reporting units operate in low-growth environments that are expected to experience lower demand in the near term because of the impact of the coronavirus pandemic. If the reporting units' operating results are significantly impacted for an extended period of time, it is possible that the Company may record an impairment charge in the future. As of June 30, 2020, the Equipment and Tools reporting unit had $780 of goodwill and the Industrial Solutions reporting unit had $723 of goodwill. As previously disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 2019, based upon an internal reorganization, the Protective Packaging reporting unit was merged into the Industrial Solutions reporting unit, effective January 1, 2020.  The amounts and percentages presented represent the combined Industrial Solutions reporting unit.

As of June 30, 2020, the Company considered recent events and circumstances and determined it was more likely than not that fair value was more than carrying amount for all of its reporting units. To the extent future operating results decline it is possible that material impairment charges may be recorded.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2020, see Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2020, the Company had $2.5 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $6 million before tax.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee has announced the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. At June 30, 2020, the Company does have contracts that are indexed to LIBOR, including cross-currency swap contracts and certain of its term loan facilities, and continues to monitor this activity and evaluate the related risks. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact the Company's cost of funds. The Company’s credit agreement includes a provision for the determination of a successor LIBOR rate when appropriate by reference to the then-prevailing market convention for determining an interest rate for syndicated loans in the United States, subject to a right of the lenders thereunder to reject the application of the determined rate by written notice.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely effect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were 15,841 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended
June 30, 2020.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended June 30, 2020.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Crown Holdings, Inc.

Item 6. Exhibits

22	List of Guarantor Subsidiaries

3.2
By-Laws of Crown Holdings, Inc., Amended and Restated as of March 18, 2020 (incorporated by reference to Exhibit 3.ii of the Registrant's Current Report on Form 8-K dated March 23 2020 (File No. 000-50189)).

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

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)
Date: July 27, 2020