Form 10-Q
period 2020-09-30
CROWN HOLDINGS INC
filed 2020-10-23
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

There were 134,762,595 shares of Common Stock outstanding as of October 22, 2020.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$3,167	$3,084	$8,613	$8,874
Cost of products sold, excluding depreciation and amortization	2,478	2,455	6,853	7,082
Depreciation and amortization	121	121	360	366
Selling and administrative expense	152	156	453	470
Restructuring and other	10	—	20	(41)
Income from operations	406	352	927	997
Loss from early extinguishments of debt	—	—	—	6
Other pension and postretirement	(1)	1	43	12
Interest expense	72	95	228	290
Interest income	(2)	(5)	(7)	(12)
Foreign exchange	2	4	(15)	6
Income before income taxes	335	257	678	695
Provision for income taxes	91	54	182	190
Equity earnings in affiliates	1	1	4	4
Net income	245	204	500	509
Net income attributable to noncontrolling interests	(31)	(21)	(72)	(86)
Net income attributable to Crown Holdings	$214	$183	$428	$423

Earnings per common share attributable to Crown Holdings:
Basic	$1.61	$1.37	$3.20	$3.16
Diluted	$1.59	$1.36	$3.18	$3.14

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$245	$204	$500	$509

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	4	(12)	(293)	38
Pension and other postretirement benefits	(156)	148	81	195
Derivatives qualifying as hedges	27	(4)	15	(1)
Total other comprehensive (loss) / income	(125)	132	(197)	232

Total comprehensive income	120	336	303	741
Net income attributable to noncontrolling interests	(31)	(21)	(72)	(86)
Translation adjustments attributable to noncontrolling interests	(1)	2	—	2
Derivatives qualifying as hedges attributable to noncontrolling interests	(2)	—	(1)	—
Comprehensive income attributable to Crown Holdings	$86	$317	$230	$657

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$613	$607
Receivables, net	1,821	1,528
Inventories	1,642	1,626
Prepaid expenses and other current assets	254	241
Total current assets	4,330	4,002

Goodwill	4,416	4,430
Intangible assets, net	1,864	2,015
Property, plant and equipment, net	3,889	3,887
Operating lease right-of-use assets, net	209	204
Other non-current assets	921	967
Total	$15,629	$15,505

Liabilities and equity
Current liabilities
Short-term debt	$132	$75
Current maturities of long-term debt	72	62
Current portion of operating lease liabilities	53	51
Accounts payable	2,320	2,646
Accrued liabilities	1,047	1,065
Total current liabilities	3,624	3,899

Long-term debt, excluding current maturities	8,039	7,818
Non-current portion of operating lease liabilities	160	156
Postretirement and pension liabilities	652	683
Other non-current liabilities	836	857
Commitments and contingent liabilities (Note I)
Noncontrolling interests	409	379
Crown Holdings shareholders’ equity	1,909	1,713
Total equity	2,318	2,092
Total	$15,629	$15,505

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income	$500	$509
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	360	366
Restructuring and other	20	(41)
Pension expense	80	52
Pension contributions	(16)	(14)
Stock-based compensation	23	23
Working capital changes and other	(658)	(694)
Net cash provided by operating activities	309	201
Cash flows from investing activities
Capital expenditures	(333)	(242)
Acquisition of business, net of cash acquired	—	(11)
Proceeds from sale of property, plant and equipment	8	17
Net investment hedge	28	21
Other, net	(12)	(1)
Net cash used for investing activities	(309)	(216)
Cash flows from financing activities
Proceeds from long-term debt	113	—
Payments of long-term debt	(63)	(323)
Net change in revolving credit facility and short-term debt	42	131
Payments of finance leases	(2)	(15)
Common stock issued	1	4
Common stock repurchased	(58)	(2)
Contributions from noncontrolling interests	2	5
Dividends paid to noncontrolling interests	(43)	(36)
Foreign exchange derivatives related to debt	34	(9)
Net cash provided by / (used for) financing activities	26	(245)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(1)
Net change in cash, cash equivalents and restricted cash	25	(261)
Cash, cash equivalents and restricted cash at January 1	663	659
Cash, cash equivalents and restricted cash at September 30	$688	$398

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2020	$929	$207	$3,959	$(3,131)	$(251)	$1,713	$379	$2,092
Net income			88			88	26	114
Other comprehensive loss				(91)		(91)	(5)	(96)
Dividends paid to noncontrolling interests						—	(11)	(11)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		10				10		10
Common stock issued		1				1		1
Common stock repurchased		(52)			(5)	(57)		(57)
Balance at March 31, 2020	$929	$165	$4,047	$(3,222)	$(255)	$1,664	$389	$2,053
Net income			126			126	15	141
Other comprehensive income				21		21	3	24
Dividends paid to noncontrolling interests						—	(1)	(1)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		5				5		5
Common stock repurchased					(1)	(1)		(1)
Balance at June 30, 2020	$929	$169	$4,173	$(3,201)	$(255)	$1,815	$406	$2,221
Net income			214			214	31	245
Other comprehensive income (loss)				(128)		(128)	3	(125)
Dividends paid to noncontrolling interests						—	(31)	(31)
Stock-based compensation		8				8		8
Balance at September 30, 2020	$929	$177	$4,387	$(3,329)	$(255)	$1,909	$409	$2,318

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2019	$929	$186	$3,449	$(3,374)	$(253)	$937	$349	$1,286
Net income			103			103	28	131
Other comprehensive income				85		85		85
Dividends paid to noncontrolling interests						—	(9)	(9)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		8				8		8
Common stock issued		2				2		2
Common stock repurchased		(1)				(1)		(1)
Balance at March 31, 2019	$929	$194	$3,552	$(3,289)	$(252)	$1,134	$368	$1,502
Net income			137			137	37	174
Other comprehensive loss				15		15		15
Dividends paid to noncontrolling interests						—	(2)	(2)
Contribution from noncontrolling interests						—	3	3
Stock-based compensation		8				8		8
Common stock issued		1				1		1
Common stock repurchased		(1)				(1)		(1)
Balance at June 30, 2019	$929	$202	$3,689	$(3,274)	$(252)	$1,294	$406	$1,700
Net income			183			183	21	204
Other comprehensive loss				134		134	(2)	132
Dividends paid to noncontrolling interests						—	(25)	(25)
Contribution from noncontrolling interests						—	2	2
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		7				7		7
Common stock issued		1				1		1
Balance at September 30, 2019	$929	$209	$3,872	$(3,140)	$(251)	$1,619	$402	$2,021

The accompanying notes are an integral part of these consolidated financial statements

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of September 30, 2020 and the results of its operations for the three and nine months ended September 30, 2020 and 2019 and of its cash flows for the nine months ended September 30, 2020 and 2019. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year including the extent and duration of the impact of the coronavirus pandemic. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

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

Crown Holdings, Inc.

C.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$613	$607

Restricted cash included in prepaid expenses and other current assets	73	50
Restricted cash included in other non-current assets	2	6
Total restricted cash	75	56

Total cash, cash equivalents and restricted cash	$688	$663

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

D.    Receivables

	September 30, 2020	December 31, 2019
Accounts receivable	$1,412	$1,162
Less: allowance for credit losses	(59)	(62)
Net trade receivables	1,353	1,100
Unbilled receivables	252	226
Miscellaneous receivables	216	202
Receivables, net	$1,821	$1,528

E.    Inventories

Inventories are stated at the lower of cost or market, with cost principally determined under the first-in first-out ("FIFO") or average cost method.

	September 30, 2020	December 31, 2019
Raw materials and supplies	$953	$905
Work in process	165	151
Finished goods	524	570
	$1,642	$1,626

Crown Holdings, Inc.

F.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	September 30, 2020			December 31, 2019
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,605	$(421)	$1,184	$1,621	$(331)	$1,290
Trade names	553	(58)	495	541	(40)	501
Technology	162	(60)	102	158	(41)	117
Long term supply contracts	126	(47)	79	150	(48)	102
Patents	14	(10)	4	14	(9)	5
	$2,460	$(596)	$1,864	$2,484	$(469)	$2,015

Total amortization expense of intangible assets for the three and nine months ended September 30, 2020 and 2019 was $45 and $134 and $43 and $140.

G.    Restructuring and Other

The Company recorded restructuring and other charges / (benefits) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Asset impairments and sales	$3	$(3)	$4	$(8)
Restructuring	7	3	13	17
Other costs / (income)	—	—	3	(50)
	$10	$—	$20	$(41)

For the three and nine months ended September 30, 2020, restructuring included charges related to internal reorganizations within the Transit Packaging division, including headcount reductions. For the nine months ended September 30, 2019, restructuring included a charge of $8 related to headcount reductions in the Company's European Division.

For the nine months ended September 30, 2019, asset impairments and sales included gains on asset sales related to prior restructuring actions and a charge of $6 related to a fire at a production facility in Asia.

For the nine months ended September 30, 2019, other income related to gains arising from favorable court rulings related to the recovery of indirect taxes paid in prior years by certain of the Company's Brazilijean subsidiaries.

At September 30, 2020, the Company had restructuring accruals of $18, primarily related to current and prior year actions to reduce manufacturing capacity and headcount in its European businesses. The Company expects to pay these amounts over the next twelve months. The Company continues to review its supply and demand profile and long-term plans in its businesses, and it is possible that the Company may record additional restructuring charges in the future.

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

During the nine months ended September 30, 2020, the Company paid $7 to settle outstanding claims and had claims activity as follows:

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of September 30, 2020.

As of September 30, 2020, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $261, including $215 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

At September 30, 2020, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Crown Holdings, Inc.

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at September 30, 2020 mature between one and twenty-six months.

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

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in OCI		recognized in OCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives in cash flow hedges	2020	2019	2020	2019
Foreign exchange	$(2)	$(2)	$1	$(4)
Interest Rate	—	(1)	(1)	(1)
Commodities	16	(11)	(21)	(19)
	$14	$(14)	$(21)	$(24)

	Amount of gain/		Amount of gain/
	(loss) reclassified from		(loss) reclassified from
	AOCI into income		AOCI into income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line items in the
Derivatives in cash flow hedges	2020	2019	2020	2019	Statement of Operations
Foreign exchange	$—	$(2)	$(3)	$(3)	Net sales
Commodities	7	4	17	10	Net sales
Foreign exchange	—	1	—	—	Cost of products sold
Commodities	(21)	(16)	(61)	(37)	Cost of products sold
	(14)	(13)	(47)	(30)	Income before taxes
	3	3	12	7	Provision for income taxes
Total reclassified	$(11)	$(10)	$(35)	$(23)	Net income

For the twelve-month period ending September 30, 2021, a net gain of $3 ($2, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No amounts were reclassified during the nine months

Crown Holdings, Inc.

ended September 30, 2020 and 2019 in connection with anticipated transactions that were no longer considered probable.

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

For the three and nine months ended September 30, 2020, the Company recorded a gain of $3 and gain of $26 from foreign exchange contracts designated as fair value hedges. For the three and nine months ended September 30, 2019, the Company recorded a gain $2 related to these contracts. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

    The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain/		Pre-tax amount of gain/
	(loss) recognized in income		(loss) recognized in
	on derivative		income on derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item in the
Derivatives not designated as hedges	2020	2019	2020	2019	Statement of Operations
Foreign exchange	$—	$(2)	$—	$(3)	Net sales
Foreign exchange	(1)	1	—	3	Cost of products sold
Foreign exchange	13	(14)	19	(25)	Foreign exchange
	$12	$(15)	$19	$(25)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and nine months ended September 30, 2020, the Company recorded a loss of $61 ($61, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. For the three and nine months ended September 30, 2019, the Company recorded a gain of $58 ($58, net of tax) and a gain of $67 ($67, net of tax). As of September 30, 2020 and December 31, 2019, cumulative losses of $93 ($70, net of tax) and $32 ($9, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedged net investment was €1,164 ($1,364 at September 30, 2020).

The following tables set forth the impact on OCI from changes in the fair value of derivative instruments designated as net investment hedges.

Crown Holdings, Inc.

	Amount of gain/(loss)		Amount of gain/(loss)
	recognized in OCI		recognized in OCI
	Three months ended		Nine months ended
	September 30,		September 30,
Derivatives designated as net investment hedges	2020	2019	2020	2019
Foreign exchange	$(43)	$40	$(4)	$47

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

    Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	September 30, 2020	December 31, 2019	Balance Sheet classification	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$6	$10	Accrued liabilities	$7	$15
	Other non-current assets	1	1	Other non-current liabilities	—	1
Foreign exchange contracts fair value	Other current assets	4	1	Accrued liabilities	1	3
Commodities contracts cash flow	Other current assets	15	11	Accrued liabilities	12	21
	Other non-current assets	4	—	Other non-current liabilities	1	—
Interest rate contracts cash flow	Other non-current assets	—	—	Other non-current liabilities	3	1
Net investment hedge	Other non-current assets	56	51	Other non-current liabilities	11	2
		$86	$74		$35	$43
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$10	$7	Accrued liabilities	$7	$5
	Other non-current assets	—	2	Other non-current liabilities	—	1
		$10	$9		$7	$6

Total derivatives		$96	$83		$42	$49

Crown Holdings, Inc.

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged
	assets/(liabilities)
	September 30, 2020	December 31, 2019
Line item in the Balance Sheet in which the hedged item is included
Receivables, net	10	12
Accounts payable	(82)	(83)

As of September 30, 2020, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities was a gain of $3. As of December 31, 2019, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities was a loss of $2.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at September 30, 2020
Derivative assets	$96	$12	$84
Derivative liabilities	42	12	30

Balance at December 31, 2019
Derivative assets	83	16	67
Derivative liabilities	49	16	33

    Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 were:

	September 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Foreign exchange	$410	$1,030
Commodities	287	334
Interest rate	200	200
Derivatives designated as fair value hedges:
Foreign exchange	165	142
Derivatives designated as net investment hedges:
Foreign exchange	1,075	1,075
Derivatives not designated as hedges:
Foreign exchange	990	1,017

Crown Holdings, Inc.

K.    Debt

    The Company's outstanding debt was as follows:

	September 30, 2020		December 31, 2019
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$132	$132	$75	$75

Long-term debt
Senior secured borrowings:
Revolving credit facilities	—	—	—	—
Term loan facilities
U.S. dollar at LIBOR + 1.5% due 2024	1,079	1,073	1,100	1,094
Euro at EURIBOR + 1.5% due 2024[1]	517	517	505	504
Senior notes and debentures:
€650 at 4.0% due 2022	762	759	729	725
U. S. dollar at 4.50% due 2023	1,000	996	1,000	995
€335 at 2.25% due 2023	393	390	376	372
€500 at 0.75% due 2023	645	640	617	610
€600 at 2.625% due 2024	703	699	673	668
€600 at 3.375% due 2025	703	698	673	667
U.S. dollar at 4.25% due 2026	400	396	400	395
U.S. dollar at 4.75% due 2026	875	864	875	863
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	586	579	561	554
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	112	112	45	45
Total long-term debt	8,165	8,111	7,944	7,880
Less current maturities	(72)	(72)	(62)	(62)
Total long-term debt, less current maturities	$8,093	$8,039	$7,882	$7,818
(1) €442 and €450 at September 30, 2020 and December 31, 2019
The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $8,548 at September 30, 2020 and $8,410 at December 31, 2019.

L.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – U.S. plans	2020	2019	2020	2019
Service cost	$4	$2	$14	$10
Interest cost	9	13	28	39
Expected return on plan assets	(18)	(17)	(55)	(52)
Recognized prior service cost	1	1	1	1
Recognized net loss	14	14	42	42
Net periodic cost	$10	$13	$30	$40

Crown Holdings, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension benefits – Non-U.S. plans	2020	2019	2020	2019
Service cost	$3	$2	$9	$10
Interest cost	14	15	41	54
Expected return on plan assets	(26)	(31)	(79)	(100)
Curtailment gain	—	—	—	(14)
Settlement loss	5	6	61	37
Recognized prior service credit	—	—	—	(1)
Recognized net loss	5	7	18	26
Net periodic cost / (benefit)	$1	$(1)	$50	$12

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other postretirement benefits	2020	2019	2020	2019
Interest cost	$—	$1	$2	$3
Recognized prior service credit	(6)	(8)	(19)	(25)
Recognized net loss	1	—	3	2
Net periodic benefit	$(5)	$(7)	$(14)	$(20)

In the three and nine months ended September 30, 2020, the Company recorded settlement charges related to the payment of lump sum buy-outs to settle certain non-U.S. pension obligations using plan assets. The Company may incur additional settlement charges in 2020.

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

    The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Nine Months Ended
Details about accumulated other	September 30,		September 30,		Affected line item in the
comprehensive income components	2020	2019	2020	2019	statement of operations
Actuarial losses	$20	$21	$63	$70	Other pension and postretirement
Settlements	5	6	61	37	Other pension and postretirement
Prior service credit	(5)	(7)	(18)	(25)	Other pension and postretirement
Curtailments	—	—	—	(14)	Other pension and postretirement
	20	20	106	68	Income before taxes
	(5)	(5)	(21)	(13)	Provision for income taxes
Total reclassified	$15	$15	$85	$55	Net income

Crown Holdings, Inc.

M.    Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2019	$(1,533)	$(1,817)	$(24)	$(3,374)
Other comprehensive income / (loss) before reclassifications	140	40	(24)	156
Amounts reclassified from accumulated other comprehensive income	55	—	23	78
Other comprehensive income / (loss)	195	40	(1)	234
Balance at September 30, 2019	$(1,338)	$(1,777)	$(25)	$(3,140)

Balance at January 1, 2020	$(1,449)	$(1,668)	$(14)	$(3,131)
Other comprehensive loss before reclassifications	(4)	(293)	(21)	(318)
Amounts reclassified from accumulated other comprehensive income	85	—	35	120
Other comprehensive income / (loss)	81	(293)	14	(198)
Balance at September 30, 2020	$(1,368)	$(1,961)	$—	$(3,329)

See Note J and Note L for further details of amounts related to cash flow hedges and defined benefit plans.

N.     Stock-Based Compensation

A summary of restricted and deferred stock transactions during the nine months ended September 30, 2020 is as follows:

Number of shares
Non-vested stock awards outstanding at January 1, 2020	2,102,654
Awarded:
Time-vesting shares	284,093
Performance-based shares	166,018
Released:
Time-vesting shares	(142,481)
Performance-based shares	(181,705)
Forfeitures:
Time-vesting shares	(80,421)
Performance-based shares	(7,651)
Non-vested stock awards outstanding at September 30, 2020	2,140,507

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

Crown Holdings, Inc.

shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded, and are settled in stock.

The time-vesting restricted and deferred stock awards vest ratably over three to five years.

The weighted average grant-date fair values of awards issued during the nine months ended September 30, 2020 were $69.85 for the time-vesting stock awards and $72.08 for the performance-based stock awards.

The fair value of the performance-based shares subject to a market condition awarded in 2020 was calculated using a Monte Carlo valuation model, including a weighted average stock price volatility of 22.0%, an expected term of three years, and a weighted average risk-free interest rate of 1.60%.

As of September 30, 2020, unrecognized compensation cost related to outstanding non-vested stock awards was $69. The weighted average period over which the expense is expected to be recognized is 2.7 years. The aggregate market value of the shares released on the vesting dates was $22 for the nine months ended September 30, 2020.

O.     Revenue

For the three and nine months ended September 30, 2020 and 2019, the Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue recognized over time	$1,495	$1,474	$4,409	$4,335
Revenue recognized at a point in time	1,672	1,610	4,204	4,539
Total revenue	$3,167	$3,084	$8,613	$8,874

See Note Q for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract Assets and Contract Liabilities
Contract assets and liabilities are reported in a net position on a contract-by-contract basis. Net contract assets were as follows:

	September 30, 2020	December 31, 2019
Contract assets included in prepaid and other current assets	$42	$30
Contract liabilities included in accrued liabilities	(1)	(5)
Net contract asset	$41	$25

Contract assets at September 30, 2020 primarily relates to revenue recognized for customized work-in-process inventory in the Company's equipment business and European three-piece food can product businesses.

During the nine months ended September 30, 2020, the Company recognized revenue of $4 related to contract liabilities at December 31, 2019 for performance obligations satisfied during the period.

Crown Holdings, Inc.

P.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to Crown Holdings	$214	$183	$428	$423
Weighted average shares outstanding:
Basic	133.3	133.9	133.6	133.9
Dilutive restricted stock	1.1	1.1	0.9	0.9
Diluted	134.4	135.0	134.5	134.8
Basic earnings per share	$1.61	$1.37	$3.20	$3.16
Diluted earnings per share	$1.59	$1.36	$3.18	$3.14

For the nine months ended September 30, 2020, 0.7 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Americas Beverage	$960	$835	$2,608	$2,513
European Beverage	418	416	1,094	1,165
European Food	623	581	1,524	1,487
Asia Pacific	281	319	852	959
Transit Packaging	511	564	1,495	1,725
Total reportable segments	2,793	2,715	7,573	7,849
Non-reportable segments	374	369	1,040	1,025
Total	$3,167	$3,084	$8,613	$8,874

The primary sources of revenue included in non-reportable segments are the Company's food can and closures business in North America, aerosol can businesses in North America and Europe, its promotional packaging business in Europe, and its tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Americas Beverage	$—	$4	$—	$10
European Beverage	9	—	11	2
European Food	23	20	66	60
Transit Packaging	3	2	10	6
Total reportable segments	35	26	87	78
Non-reportable segments	18	33	85	99
Total	$53	$59	$172	$177

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Americas Beverage	$193	$134	$456	$386
European Beverage	76	64	152	163
European Food	90	79	191	189
Asia Pacific	41	47	125	143
Transit Packaging	72	74	189	227
Total reportable segments	$472	$398	$1,113	$1,108

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Segment income of reportable segments	$472	$398	$1,113	$1,108
Segment income of non-reportable segments	36	34	86	103
Corporate and unallocated items	(47)	(37)	(118)	(115)
Restructuring and other	(10)	—	(20)	41
Amortization of intangibles	(45)	(42)	(134)	(136)
Accelerated depreciation	—	(1)	—	(4)
Other pension and postretirement	1	(1)	(43)	(12)
Loss from early extinguishments of debt	—	—	—	(6)
Interest expense	(72)	(95)	(228)	(290)
Interest income	2	5	7	12
Foreign exchange	(2)	(4)	15	(6)
Income before income taxes	$335	$257	$678	$695
For the three and nine months ended September 30, 2020, intercompany profits of less than $1 and $5 were eliminated within segment income of non-reportable segments.

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

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three and nine months ended September 30, 2020 compared to 2019 and changes in financial condition and liquidity from December 31, 2019. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, along with the consolidated financial statements and related notes included in and referred to within this report.

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

For several years, global industry demand for beverage cans has been growing. In North America, beverage can growth has accelerated mainly due to the outsized portion of new beverage products being introduced in cans versus other packaging formats. In addition, markets such as Brazil, Europe, Mexico and Southeast Asia have also experienced higher volumes and market expansion. While the Company expects beverage can demand to continue to grow in the coming years, the impact of the coronavirus pandemic could weaken demand in the near term in certain areas.

In addition to its beverage can operations, the Company has generated strong returns on invested capital and significant cash flow from its non-beverage can operations including its global food can and transit packaging businesses. Due to the impact of the coronavirus pandemic, the Company expects lower demand in several of the industries served by its transit packaging businesses.

The Company's primary capital allocation focus has been to reduce leverage, as was successfully accomplished following previous acquisitions, and to begin to return capital to its shareholders. In November 2019, the Company announced a Board-led review of the Company's portfolio and capital allocation strategy, which is ongoing. In October 2020, the Company announced that it intends to initiate regular quarterly dividends and a share repurchase program in 2021. The actual amount and timing of these programs will be determined by the Board of Directors.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

The Company is also working to actively elevate its industry-leading commitment to sustainability. In July 2020, the Company debuted Twentyby30, a robust program that outlines twenty measurable environmental, social and governance goals to be completed by 2030 or sooner.

Results of Operations

In assessing performance, the key performance measure used by the Company is segment income, a non-GAAP measure generally defined by the Company as income from operations adjusted to exclude intangibles amortization charges, provisions for asbestos and restructuring and other, and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European and Transit Packaging segments and the Canadian dollar and Mexican peso in the Company's Americas Beverage segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

Net Sales and Segment Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$3,167	$3,084	$8,613	$8,874

Three months ended September 30, 2020 compared to 2019

Net sales increased primarily due to 8% higher beverage can shipments and 9% higher food can shipments partially offset by the pass-through of lower raw material costs.

Nine months ended September 30, 2020 compared to 2019

Net sales decreased primarily due to the pass through of lower raw material costs and $105 from the impact of foreign currency translation, partially offset by 4% higher beverage can shipments and 8% higher food can shipments.

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

In Brazil and Mexico, the Company's beverage can shipments have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other packaging formats. In November 2019, the Company commenced operations at a new one-line beverage can facility in Rio Verde, Brazil. The Company will construct a second line at this facility which is expected to commence operations during the third quarter of 2021.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

    Net sales and segment income in the Americas Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$960	$835	$2,608	$2,513
Segment income	193	134	456	386

Three months ended September 30, 2020 compared to 2019

Net sales increased primarily due to 17% higher beverage can shipments partially offset by $27 from the impact of foreign currency translation.

Segment income increased due to higher beverage can shipments and improved pricing, partially offset by $7 from the impact of foreign currency translation.

Nine months ended September 30, 2020 compared to 2019

Net sales increased primarily due 9% higher beverage can shipments, partially offset by $70 from the impact of foreign currency translation and the pass-through of lower aluminum costs.

Segment income increased primarily due to higher beverage can shipments, improved pricing and lower freight costs in the U.S. and Canada, partially offset by $15 from the impact of foreign currency translation.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the Western European beverage can markets have been growing.

In February 2019, the second line at the beverage can plant in Valencia, Spain began operations. In the second quarter of 2020, both beverage can lines in the Seville, Spain plant began commercial production of aluminum cans.

Net sales and segment income in the European Beverage segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$418	$416	$1,094	$1,165
Segment income	76	64	152	163

Three months ended September 30, 2020 compared to 2019

Net sales were comparable as $13 from the impact of foreign currency translation and 3% higher beverage can shipments were partially offset by the pass-through of lower aluminum costs.

Segment income increased primarily due to cost reduction initiatives and higher beverage can shipments.

Nine months ended September 30, 2020 compared to 2019

Net sales decreased primarily due to lower beverage can shipments due to the coronavirus pandemic and the pass-through of lower aluminum costs.

Segment income decreased primarily due to lower beverage can shipments partially offset by cost reduction initiatives.

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

Net sales and segment income in the European Food segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$623	$581	$1,524	$1,487
Segment income	90	79	191	189

Three months ended September 30, 2020 compared to 2019

Net sales increased primarily due to 10% higher food can shipments and $20 from the impact of foreign currency translation, partially offset by the pass-through of lower raw material costs.

Segment income increased due to higher food can shipments and $3 from the impact of foreign currency translation.

Nine months ended September 30, 2020 compared to 2019

Net sales increased primarily due to 8% higher food can shipments, partially offset by the pass-through of lower raw material costs and $5 from the impact of foreign currency translation.
Segment income was comparable as higher food can shipments and improved cost performance were partially offset by $18 arising from the carryover of higher tinplate costs from prior year-end inventory.
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

    Net sales and segment income in the Asia Pacific segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$281	$319	$852	$959
Segment income	41	47	125	143

Three and nine months ended September 30, 2020 compared to 2019

Net sales decreased primarily due to lower beverage can shipments due to the impact of the coronavirus pandemic and the pass-through of lower aluminum costs.

Segment income decreased primarily due to lower beverage can shipments.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Transit Packaging

The Transit Packaging segment includes the Company's global consumables and equipment and tools businesses. Consumables include steel strap, plastic strap and industrial film and other related products that are used in a wide range of industries, and transit protection products that help prevent movement during transport for a wide range of industrial and consumer products. Equipment and tools includes manual, semi-automatic and automatic equipment and tools used in end-of-line operations to apply industrial solutions consumables.

Net sales and segment income in the Transit Packaging segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$511	$564	$1,495	$1,725
Segment income	72	74	189	227

Three months ended September 30, 2020 compared to 2019

Net sales decreased primarily due to lower sales unit volumes due to the impact of the coronavirus pandemic and the pass-through of lower raw material prices.

Segment income was comparable as lower sales unit volumes were partially offset by improved product mix and cost performance.

Nine months ended September 30, 2020 compared to 2019

Net sales decreased primarily due to lower sales unit volumes due to the impact of the coronavirus pandemic, the pass-through of lower raw material prices and $18 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes, partially offset by improved product mix and cost performance.

Non-reportable Segments

The Company's non-reportable segments include its food can and closures businesses in North America, its aerosol can businesses in North America and Europe, and its tooling and equipment operations in the U.S. and U.K.

Net sales and segment income in non-reportable segments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$374	$369	$1,040	$1,025
Segment income	36	34	86	103

Three months ended September 30, 2020 compared to 2019

Net sales and segment increased primarily due to higher sales in the Company's beverage can equipment operations and 9% higher shipments in the Company's North America food can business, partially offset by lower shipments in the Company's global aerosol can businesses. Net sales were also unfavorably impacted by the pass-through of lower tinplate costs.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Nine months ended September 30, 2020 compared to 2019

Net sales increased as higher sales in the Company's beverage can equipment operations and 11% higher shipments in the Company's North America food can business were partially offset by lower shipments in the Company's global aerosol can businesses, the pass-through of lower tinplate costs and $8 from the impact of foreign currency translation.

Segment income decreased primarily due to $16 arising from the carryover of higher tinplate costs from the prior year-end inventory and lower shipments in the Company's global aerosol can businesses, partially offset by higher sales in the Company's beverage can equipment operations and higher shipments in the Company's North America food can business.

Corporate and Unallocated Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Corporate and unallocated expense	$(47)	$(37)	$(118)	$(115)

For the three months ended September 30, 2020 compared to 2019, corporate and unallocated expenses increased primarily due to higher personnel costs and incentive compensation.

For the nine months ended September 30, 2020 compared to 2019, corporate and unallocated expenses increased primarily due higher incentive compensation costs, partially offset by lower personnel and general costs due to the coronavirus pandemic.

    Interest Expense

For the three and nine months ended September 30, 2020 compared to 2019, interest expense decreased from $95 to $72 and from $290 to $228 due to lower average outstanding debt and lower interest rates.

Taxes on Income

The Company's effective income tax rate was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income before income taxes	$335	$257	$678	$695
Provision for income taxes	91	54	182	190
Effective income tax rate	27%	21%	27%	27%

The effective tax rate for the three and nine months ended September 30, 2020, included a charge of $8 related to a tax law change in the U.K. The nine months ended September 30, 2020, also included a benefit of $4 arising from a tax law change in India.

The effective tax rate for the nine months ended September 30, 2019 included a charge of $15 to settle a tax contingency arising from a transaction that occurred prior to the Company's acquisition of Signode.

Net Income Attributable to Noncontrolling Interests

For the three months ended September 30, 2020 compared to 2019, net income attributable to noncontrolling interests increased from $21 to $31 due to higher earnings in the Company's beverage can operations in Brazil.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

For the nine months ended September 30, 2020 compared to 2019, net income attributable to noncontrolling interest decreased from $86 to $72 primarily due to higher income in Brazil in 2019 related to a favorable court ruling for one of the Company's Brazilian subsidiaries related to indirect taxes.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities increased from $201 for the nine months ended September 30, 2019 to $309 for the nine months ended September 30, 2020. The increase was primarily due to higher earnings and changes in working capital.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was 39 days as of September 30, 2019 compared to 38 days as of September 30, 2020.

Inventory turnover was 64 days at September 30, 2019 compared to 63 days at September 30, 2020. Inventory turnover at September 30, 2020 was comparable to 63 days at December 31, 2019.

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

Days outstanding for trade payables was 88 days at September 30, 2019 compared to 89 days at September 30, 2020.
Investing Activities

Cash used for investing activities increased from $216 for the nine months ended September 30, 2019 to $309 for the nine months ended September 30, 2020 primarily due to increased capital expenditures.

The Company currently expects capital expenditures in 2020 to be approximately $600.

Financing Activities

Financing activities used cash of $245 for the nine months ended September 30, 2019 and provided cash of $26 for the nine months ended September 30, 2020. The Company had higher net borrowings in 2019. Additionally, during the nine months ended September 30, 2020, the Company repurchased $58 of capital stock and had an inflow related to foreign exchange derivatives related to debt.

Liquidity

As of September 30, 2020, $538 of the Company's $613 of cash and cash equivalents was located outside the U.S. The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $49 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental taxes on the repatriated funds.

As of September 30, 2020, the Company had $1,585 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less outstanding standby letters of credit of $65. The Company did not have any outstanding borrowings under the facility at September 30, 2020. The Company could have borrowed this amount at September 30, 2020 and still been in compliance with its leverage ratio covenants. The Company's net total leverage ratio, as defined by the credit agreement, of 4.38 to 1.0 at September 30, 2020 was in compliance with the covenant

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

requiring a ratio of no greater than 5.75 to 1.0. The required net total leverage ratio under the agreement reduces to 5.0 to 1.0 at December 31, 2020 and 4.5 to 1.0 at December 31, 2022.

    Capital Resources

As of September 30, 2020, the Company had approximately $120 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash flows from operations.

Contractual Obligations

During the nine months ended September 30, 2020 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which information is incorporated herein by reference.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

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

Crown Cork Issuer and Guarantor

Nine Months Ended
September 30, 2020
Net sales	$—
Gross Profit	—
Income from operations	(2)
Net income[1]	(56)
Net income attributable to Crown Holdings[1]	(56)
(1) Includes $25 of expense related to intercompany interest with non-guarantor subsidiaries

	September 30, 2020	December 31, 2019
Current assets	$12	$11
Non-current assets	96	129
Current liabilities	46	57
Non-current liabilities[1]	4,296	4,237
(1) Includes payables of $3,602 and $3,538 due to non-guarantor subsidiaries as of September 30, 2020 and December 31, 2019

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Crown Americas Issuer and Guarantors

Nine Months Ended
September 30, 2020
Net sales[1]	$2,944
Gross profit[2]	474
Income from operations[2]	162
Net income[3]	52
Net income attributable to Crown Holdings[3]	52
(1) Includes $314 of sales to non-guarantor subsidiaries
(2) Includes $31 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $47 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

	September 30, 2020	December 31, 2019
Current assets[1]	$763	$799
Non-current assets[2]	3,270	3,171
Current liabilities[3]	950	956
Non-current liabilities[4]	4,712	4,709
(1) Includes receivables of $50 and $55 due from non-guarantor subsidiaries as of September 30, 2020 and December 31, 2019
(2) Includes receivables of $227 and $128 due from non-guarantor subsidiaries as of September 30, 2020 and December 31, 2019
(3) Includes payables of $30 and $21 due to non-guarantor subsidiaries as of September 30, 2020 and December 31, 2019
(4) Includes payables of $268 and $245 due to non-guarantor subsidiaries as of September 30, 2020 and December 31, 2019

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

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

Goodwill Impairment

As of October 1, 2019, the estimated fair values of the Equipment & Tools and Consumables reporting units, which are included in the Transit Packaging segment were 9% and 15% higher than their respective carrying values. The reporting units operate in low-growth environments that are expected to experience lower demand in the near term because of the impact of the coronavirus pandemic. If the reporting units' operating results are significantly impacted for an extended period of time, it is possible that the Company may record an impairment charge in the future. As of September 30, 2020, the Equipment and Tools reporting unit had $797 of goodwill and the Consumables reporting unit had $731 of goodwill. As previously disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 2019, based upon an internal reorganization, the Protective Packaging reporting unit was merged into the Industrial Solutions reporting unit, effective January 1, 2020, to form the new Consumables reporting unit.  The amounts and percentages presented represent the combined Consumables reporting unit.

As of September 30, 2020, the Company considered recent events and circumstances and determined it was more likely than not that fair value was more than carrying amount for all of its reporting units. To the extent future operating results decline it is possible that material impairment charges may be recorded.

Forward Looking Statements

Statements included herein, including, but not limited to, those in “Management's Discussion and Analysis of Financial Condition and Results of Operations” (such as statements regarding the Company's expectation and ability to pay quarterly dividends in the future or statements regarding the Company's initiation of a share repurchase program) and in the discussions of asbestos in Note H and commitments and contingencies in Note I to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which are not historical facts (including any statements concerning the direct or indirect impact of

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

COVID-19, plans and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at September 30, 2020, see Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2020, the Company had $1.7 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $4 million before tax.

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

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

There were 355 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended
September 30, 2020.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended September 30, 2020.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On October 21, 2020, the Company entered into Amendment No. 1 to the Amended and Restated Senior Executive Retirement Agreement with Gerard Gifford, dated June 1, 2017 (the "SERP Amendment"). The SERP Amendment provides that Mr. Gifford's retirement benefit under the Company's Senior Executive Retirement Plan will take into account his years of service with the Company after Mr. Gifford reaches his normal retirement date. The SERP Amendment is attached as an exhibit to this Form 10-Q and is incorporated herein by reference.

Crown Holdings, Inc.

Item 6.    Exhibits

10.d(10)	Amendment No. 1 to Amend and Restate Senior Executive Retirement Agreement, effective October 21, 2020, between Crown Holdings, Inc. and Gerard Gifford.

22	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)
Date: October 23, 2020