Form 10-K
period 2020-12-31
CROWN HOLDINGS INC
filed 2021-02-26
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2020

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 30, 2020, 134,770,527 shares of the Registrant’s Common Stock, excluding shares held in Treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $8,777,604,424 based on the New York Stock Exchange closing price for such shares on that date.
As of February 24, 2021, 134,936,129 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2021	Part III to the extent described therein

Crown Holdings, Inc.

2020 FORM 10-K ANNUAL REPORT

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

At December 31, 2020, the Company operated 236 plants along with sales and service facilities throughout 47 countries and had approximately 33,000 employees. In 2020, consolidated net sales for the Company were $11.6 billion with 69% derived from operations outside the U.S.

DIVISIONS AND OPERATING SEGMENTS

The Company's business is generally organized by product line and geography within four divisions: Americas, Europe, Asia Pacific and Transit Packaging. See below for further information regarding the Company's divisions and reportable segments within each division. The Company's other segments include its North American food can business, its European aerosol and promotional packaging business, its North American aerosol can business and its beverage tooling and equipment operations in the U.S. and U.K.

Additional financial information concerning the Company’s operating segments is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and under Note X to the consolidated financial statements.

AMERICAS DIVISION

The Americas Division includes operations in the U.S., Brazil, Canada, the Caribbean, Colombia and Mexico. These operations manufacture beverage, food and aerosol cans and ends, glass bottles, specialty packaging, metal vacuum closures, steel crowns and aluminum caps. In 2020, the Americas Division had net sales of $4.6 billion.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, glass bottles, steel crowns and aluminum caps. Manufacturing facilities are located in the U.S., Brazil, Canada, Colombia and Mexico. Americas Beverage had net sales in 2020 of $3.6 billion and segment income (as defined under Note X to the consolidated financial statements) of $652 million.

 EUROPEAN DIVISION

The European Division includes operations in Europe, the Middle East and Africa. These operations manufacture beverage, food and aerosol cans and ends, promotional packaging and metal vacuum closures and caps. Net sales in 2020 were $3.7 billion.

European Beverage

The European Beverage segment manufactures steel and aluminum beverage cans and ends in Europe, the Middle East and North Africa. European Beverage had net sales in 2020 of $1.5 billion and segment income (as defined under Note X to the consolidated financial statements) of $215 million.

Crown Holdings, Inc.

European Food

The European Food segment manufactures steel and aluminum food cans and ends, and metal vacuum closures, in Europe and Africa. European Food had net sales in 2020 of $2.0 billion and segment income (as defined under Note X to the consolidated financial statements) of $228 million.

ASIA PACIFIC DIVISION

The Asia Pacific Division is a reportable segment primarily consisting of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and also includes non-beverage can operations, primarily food cans and specialty packaging.

The Asia Pacific segment had net sales in 2020 of $1.2 billion and segment income (as defined under Note X to the consolidated financial statements) of $175 million.

TRANSIT PACKAGING DIVISION

The Company's Transit Packaging Division is a reportable segment which includes the Company’s worldwide industrial and protective solutions and equipment and tools businesses. Industrial solutions include steel strap, plastic strap, industrial film and other related products that are used in a wide range of industries, including steel, lumber, brick/block, corrugated boxes, food and beverage goods, agriculture products, and a large variety of other goods. Protective solutions include transit protection products, such as airbags, edge protectors, and honeycomb products that help prevent movement of, and/or damage to, a wide range of industrial and consumer goods during transport. Equipment and tools includes manual, semi-automatic and automatic equipment and tools, which are primarily used in end-of-line operations to apply consumables such as strap and film.

The Transit Packaging segment had net sales in 2020 of $2.0 billion and segment income (as defined under Note X to the consolidated financial statements) of $254 million.

PRODUCTS

Beverage Cans and Glass Bottles

The Company supplies beverage cans and ends and other packaging products to a variety of beverage and beer companies, including Anheuser-Busch InBev, Coca-Cola, Keurig Dr Pepper, Heineken, Molson Coors, Pepsi-Cola and Refresco, among others. The Company’s beverage can business is built around local, regional and global markets, which has served to develop the Company’s understanding of global customer and consumer expectations. The Company's glass bottle business is based in Mexico and serves customers primarily in the local market.

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

Crown Holdings, Inc.

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

Aerosol Cans

The Company’s customers for aerosol cans and ends include manufacturers of personal care, food, household and industrial products, including FrieslandCampina, Procter & Gamble, S.C. Johnson and Unilever, among others. The aerosol can business is highly competitive. The Company competes by offering its customers a broad range of products including multiple sizes, multiple color schemes and shaped packaging.

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

Crown Holdings, Inc.

year. Generally, beverage products are consumed in greater amounts during the warmer months of the year and sales have generally been higher in the second and third quarters of the calendar year.

The Company’s other businesses tend not to be as significantly affected by seasonal variations.

COMPETITION

Most of the Company’s packaging products for consumer goods are sold in highly competitive markets, primarily based on price, quality, service and performance. The Company competes with other packaging manufacturers as well as with fillers, food processors and packers, some of whom manufacture containers for their own use and for sale to others. The Company’s competitors include, but are not limited to, Ardagh Group, Ball Corporation, Ball Metalpack, Mauser Packaging Solutions, Can-Pack S.A., Metal Container Corporation, Silgan Holdings Inc., and Trivium Packaging.

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

CUSTOMERS

The Company’s largest customers consist of many of the leading manufacturers and marketers of packaged consumer products in the world. Consolidation trends among beverage and food marketers have led to a concentrated customer base. The Company’s top ten global customers represented in the aggregate approximately 31% of its 2020 net sales. In each of the years in the period 2018 through 2020, no one customer accounted for more than ten percent of the Company’s net sales. Each operating segment, with the exception of the Transit Packaging Segment, has major customers and the loss of one or more of these major customers could have a material adverse effect on an individual segment or the Company as a whole. Major customers include those listed above under the caption "Products". In addition to sales to Coca-Cola and Pepsi-Cola, the Company also supplies independent licensees of Coca-Cola and Pepsi-Cola.

RESEARCH AND DEVELOPMENT

The Company's principal Research, Development & Engineering ("RD&E") Centers for packaging products for consumer goods are located in Alsip, Illinois and Wantage, United Kingdom. The Company utilizes its centralized corporate RD&E capabilities to advance and deliver technologies for the Company's worldwide packaging activities that (1) promote development of value-added metal packaging systems for its customers, (2) design cost-efficient manufacturing processes, systems and materials and material-efficient container designs that further the sustainability of metal packaging, (3) provide continuous quality and/or production efficiency improvements in its manufacturing facilities, (4) advance customer and supplier relationships, and (5) provide value-added engineering services and technical support. These capabilities facilitate (1) the identification of new and/or expanded market opportunities by working directly with customers to develop new packaging products or enhance existing packaging products through the application of new technologies that better differentiate customers' products in the retail environment (for example, the creation of new packaging shapes, novel decoration methods, or the addition of digital content through unique codes) and/or the incorporation of consumer-valued features (for example, improved openability and/or ease of use) and (2) the reduction of manufacturing costs by reducing the material content of the Company's products (while retaining necessary performance characteristics), reducing spoilage, and increasing operating efficiencies in manufacturing facilities. These corporate R&D Centers are also applying their technical expertise to advance product design and manufacturing capabilities for the Company's Transit Packaging Division, supplementing their existing divisional product developments.

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

The Transit Packaging Division is well known throughout its markets for its ability to drive product innovation and leadership in new technologies. The division focuses on market driven innovation and has a long history of creating product and service solutions that solve problems and create value for its customers. The division's platforms are primarily responsible for designing and executing their own research and development projects and the division's development process is comprised of a

Crown Holdings, Inc.

customer-oriented, "outside-in" approach. The division works with customers to determine their most pressing industrial packaging challenges, utilizing a rigorous multi-step product development process to ensure that they shape the ultimate product for both the customer and the broader market. Transit Packaging's track record of new product innovation is largely due to the success of this model.

The Transit Packaging Division has been an industry leader in industrial packaging innovation over the last 100 years as evidenced by their introduction of the first strap packaging product (1913), the first fully-automatic strapping machine (1946), the industry's first battery operated plastic strap hand tools (1995), and most recently the industry's first battery-operated steel strap hand tools (2013). At the core of its intellectual property strategy is a focus on obtaining quality patents that cover key products and technologies, in alignment with its business objectives. The Transit Packaging Division has grown its global patent portfolio to over 330 United States issued patents or pending patent applications and over 1,110 foreign issued patents or pending patent applications. The portfolio broadly covers about 335 customized technologies and spans diverse business platforms, as well as the different countries in which it operates.

The Company spent $53 million in 2020, $55 million in 2019, and $51 million in 2018 in its RD&E activities. Certain of these activities are expected to improve and expand the Company's product lines in the future. These expenditures include projects to improve manufacturing efficiencies, reduce unit costs, and develop new and improved value-added packaging systems.

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

In 2020, consumption of steel and aluminum represented 16% and 35% of consolidated cost of products sold, excluding depreciation and amortization. Due to the significance of these raw materials to the overall cost of products sold, raw material efficiency is a critical cost component of the products manufactured. Supplier consolidations, changes in ownership, government regulations, political unrest and increased demand for raw materials in the packaging and other industries, among other risk factors, could cause uncertainty as to the availability of and the level of prices at which the Company might be able to source such raw materials in the future. Moreover, the prices of aluminum and steel can be subject to significant volatility. The Company’s raw material supply contracts vary as to terms and duration, with steel contracts typically one year in duration with fixed prices or set repricing dates, and aluminum contracts typically multi-year in duration with fluctuating prices based on aluminum ingot costs. The Company generally attempts to mitigate its steel and aluminum price risk by matching its purchase obligations with its sales agreements; however, there can be no assurance that the Company will be able to fully mitigate that risk.

The Company also uses commodity and foreign currency forwards in an attempt to manage its exposure to aluminum price volatility.

There can be no assurance that the Company will be able to fully recover from its customers the impact of aluminum and steel price increases or that the use of derivative instruments will effectively manage the Company’s exposure to price volatility. In addition, if the Company were unable to purchase steel and aluminum for a significant period of time, its operations would be disrupted, and if the Company were unable to fully recover the higher cost of steel and aluminum, its financial results may be adversely affected. As a result of continuing global supply and demand pressures, other commodity-related costs affecting the Company’s business may increase as well, including utility and freight-related costs. The Company will attempt to increase prices on its products accordingly in order to recover these costs. Certain of the Company's sales contracts contain non-metal pass-through provisions that include annual selling price adjustments based on a producer price index. In certain years the referenced index may be negative, requiring the Company to reduce its selling price while its actual costs may have increased.

In response to the volatility of raw material prices, ongoing productivity and cost reduction efforts in recent years have focused on improving raw material cost management. The Company’s manufacturing facilities are dependent, in varying degrees, upon the availability of water and processed energy, such as natural gas and electricity. Certain of these may become difficult or

Crown Holdings, Inc.

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

SUSTAINABILITY AND ENVIRONMENTAL MATTERS

The Company has a Corporate Sustainability Policy and a Corporate Environmental Protection Policy. In addition, in 2020, the Company debuted its Twentyby30 program, which creates an opportunity for the Company to move beyond the challenges of addressing regulatory and supply chain disruption risks caused by environmental, social and governance ("ESG") concerns. The program identifies five distinct pillars of action - Climate Action, Resource Efficiency, Optimum Circularity, Working Together and Never Compromise - that represent topics of urgent global concern and areas of the business in which the Company can create notable impact and twenty measurable ESG goals to be completed by 2030 or sooner. A key aspect to the Company's success lies with the fact that the Company's primary material, metal, supports a circular economy and protects the customers' products by delivering outstanding shelf life.

Environmental considerations are among the criteria by which the Company evaluates projects, products, processes and purchases. The Company is committed to continuous improvement in product design and manufacturing practices to provide the best outcome for the human and natural environment, both now and in the future. By reducing the per-unit amount of raw materials used in manufacturing its products, the Company can significantly reduce the amount of energy, water and other resources and associated emissions necessary to manufacture metal containers. The Company aims to continue that process of improvement in its manufacturing process to assure that consumers and the environment are best served through the use of its products.

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

There can be no assurance that current or future environmental laws or liabilities will not have a material effect on the Company’s financial condition, liquidity or results of operations. Discussion of the Company’s environmental matters is contained within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the caption “Environmental Matters,” and under Note O to the consolidated financial statements.

HUMAN CAPITAL

At December 31, 2020, the Company had approximately 33,000 employees worldwide, with approximately 7,500 employed by the Americas Division, 12,000 employed by the European Division, 4,500 employed by the Asia Pacific Division and 8,500 employed by the Transit Packaging Division.

A significant portion of the Company’s workforce is unionized. Collective bargaining agreements with varying terms and expiration dates cover approximately 18,000 employees. The Company has experienced no union-initiated work stoppages during the 2020 fiscal year and believes that its employee relations remain good. The Company does not expect that renegotiation of any collective bargaining agreements expiring in 2021 will have a material adverse effect on its consolidated results of operations, financial position or cash flow.

The Company believes that its employees are key to achieving the Company’s business goals and growth strategy. Attracting, developing and retaining the best people globally is crucial to all aspects of the Company’s activities. Towards this end, the Company has cultivated a senior management team with extensive industry experience and highly specialized skills and has consistently re‑invested in necessary resources to effectively staff and efficiently support its businesses. The Company aspires to offer market rate competitive salaries for the regions in which it operates, and to engage employees with rewarding opportunities to contribute to the Company’s success.

The Company is committed to the health and safety of its employees and their families. Since the outbreak of coronavirus (also known as COVID-19), the Company has taken specific actions to ensure the safety of its employees. The Company’s COVID-19 Task Teams have been actively monitoring scientific developments and government actions related to the virus;

Crown Holdings, Inc.

instituting policies and procedures to minimize risk for the Company’s global team members and facilities and to enable the Company to continue serving its customers in a safe and timely manner; sharing information with the workforce about the virus and actions to prevent its spread; and assisting staff in their efforts to get vaccinated. Beginning with the implementation of travel and visitor restrictions in February 2020, the Company has updated many of its policies to adapt to the pandemic environment. The Company has taken increased safety measures in its manufacturing facilities to ensure the safety of employees and the products they produce. The Company adheres to the latest updates from the U.S. Centers for Disease Control and Prevention and the World Health Organization, as well as the directives of local authorities, and has implemented a variety of other precautionary measures, including expanding remote working to as many employees as possible.

In addition to the Company’s COVID-19 efforts, the Company supports the well-being of its employees and their families with a variety of physical, mental and social wellness programs. These programs differ by region, but include Company-sponsored or subsidized medical insurance over and above government provisions, annual medical, cancer and audiometry screenings, voluntary health fairs and employee assistance programs to improve health and wellness. The Company has built a Total Safety Culture that provides the framework for all health and safety initiatives across the Company and empowers employees to take a proactive role in their safety and that of their peers. The Company’s focus is on behaviors and attitudes and achieving success in incident, injury and near-miss reductions. The Company’s Twentyby30 program includes a goal to reduce the Total Recordable Incident Rate by 20% by 2025.

The Company recognizes that a diverse and inclusive workforce is critical to its future business success. It has therefore integrated Diversity & Inclusion (D&I) as a dimension of its Twentyby30 sustainability program aiming first to embed D&I awareness in its organizational culture. The Company believes different backgrounds, experiences and perspectives generate powerful new ideas and foster good and sustainable decision making. The Company’s approach includes deployment of D&I training initiatives, such as psychological safety and Unconscious Bias trainings, improvement of its recruitment and onboarding processes including D&I principles and promotion of a positive work environment through policies, guidelines and practices that consider D&I. The Company is establishing Divisional D&I Committees to facilitate this cultural and organizational awareness.

The Company places a high value on skills management and lifelong learning opportunities that benefit both the individual employee and the whole Company. The Company provides a variety of educational opportunities, including a mix of mandatory and voluntary training programs that occur in classrooms, online or on the job. The Company also recognizes the importance of multifunctional teams and as such, management training includes international exposure and cross divisional activity to develop common approaches and values. Talent development programs vary by region, but include leadership programs designed to support operations leadership, lean manufacturing operations and employee performance management.

The Company maintains a written Code of Business Conduct and Ethics documenting its policies with respect to, among other things, anti-corruption, confidential information, and environmental, health and safety, as well as the Company’s commitment to ensuring that all of its employees are treated with respect and dignity and are able to work in an environment free from all forms of unlawful employment discrimination. The Company’s Compliance Teams are responsible for implementing these policies, and provide a mechanism for employees to report suspected violations of Company policies on a confidential basis, including anonymous reporting where permitted by local law.

WORKING CAPITAL

The Company generally uses cash during the first nine months of the year to finance seasonal working capital needs. The Company’s working capital requirements are funded by cash flows from operations, revolving credit facilities and receivables securitization and factoring programs.

Further information relating to the Company’s liquidity and capital resources is set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the caption “Liquidity” and under Note L to the consolidated financial statements.

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

Crown Holdings, Inc.

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

In addition to factors discussed elsewhere in this Annual Report and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following are some of the important factors that could materially and adversely affect the Company's business, financial condition and results of operations.

Risks Relating to the Company's Business and Industry

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

The prices of certain raw materials used by the Company, such as steel, aluminum, resins and processed energy, have historically been subject to volatility. In 2020, consumption of steel and aluminum represented 16% and 35% of the Company's consolidated cost of products sold, excluding depreciation and amortization. While certain, but not all, of the Company's contracts pass through raw material costs to customers, the Company may be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income. In addition, any price increases may take effect after related cost increases, reducing operating income in the near term. Significant increases in raw material costs may increase the Company's working capital requirements, which may increase the Company's average outstanding indebtedness and interest expense and may exceed the amounts available under the Company's senior secured credit facilities and other sources of liquidity. In addition, the Company hedges raw material costs on behalf of certain customers and may suffer losses if such customers are unable to satisfy their purchase obligations.

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

Impairment of the Company's goodwill would require a write down of goodwill, which would reduce the Company's net income in the period of any such write down. At December 31, 2020, the carrying value of the Company's goodwill was $4.6 billion. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.

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

Crown Holdings, Inc.

Risks Relating to the Company's International Operations

The Company's international operations, which generated approximately 69% of its consolidated net sales in 2020, are subject to various risks that may lead to decreases in its financial results.

The Company is an international company, and the risks associated with operating in foreign countries may have a negative impact on the Company's liquidity and net income. The Company's international operations generated approximately 69%, 70% and 73% of its consolidated net sales in the years ended 2020, 2019 and 2018. In addition, the Company's business strategy includes continued expansion of international activities, including within developing markets and areas, such as South America, Eastern Europe and Asia, that may pose greater risk of political or economic instability. Approximately 37% of the Company's consolidated net sales in the year ended 2020 and approximately 35% of the Company's consolidated net sales in the years ended 2019 and 2018 were generated outside of the developed markets in Western Europe, the United States and Canada. Further, if a downturn in European economic conditions ultimately leads to a significant devaluation of the euro, the value of the Company's financial assets that are denominated in euro would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm the Company's overall business, prospects, operating results, financial condition and cash flows.

Emerging markets are a focus of the Company's international growth strategy. The developing nature of these markets and the nature of the Company's international operations generally are subject to various risks, including:

•foreign governments' restrictive trade policies;
•inconsistent product regulation or policy changes by foreign agencies or governments;
•duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;
•customs, import/export and other trade compliance regulations;
•foreign exchange rate risks and exchange controls;
•difficulty in collecting international accounts receivable and potentially longer payment cycles;
•increased costs in maintaining international manufacturing and marketing efforts;
•non-tariff barriers and higher duty rates;
•difficulties associated with expatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;
•difficulties in enforcement of contractual obligations and intellectual property rights and difficulties in protecting intellectual property or sensitive commercial and operations data or information technology systems generally;
•national and regional labor strikes;
•geographic, language and cultural differences between personnel in different areas of the world;
•high social benefit costs for labor, including costs associated with restructurings;
•civil unrest or political, social, legal and economic instability;
•product boycotts, including with respect to the products of the Company's multi-national customers;
•customer, supplier, and investor concerns regarding operations in areas such as the Middle East;
•taking of property by nationalization or expropriation without fair compensation;
•imposition of limitations on conversions of foreign currencies into dollars or payment of dividends and other payments by non-U.S. subsidiaries;
•hyperinflation and currency devaluation in certain foreign countries where such currency devaluation could affect the amount of cash generated by operations in those countries and thereby affect the Company's ability to satisfy its obligations;
•war, civil disturbance, global or regional catastrophic events, natural disasters, and acts of terrorism;
•geographical concentration of the Company's factories and operations and regional shifts in its customer base;
•periodic health epidemic concerns, such as the ongoing coronavirus pandemic
•the complexity of managing global operations; and
•compliance with applicable anti-corruption or anti-bribery laws.

Crown Holdings, Inc.

As the Company seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of the Company's competition, customer base and product offerings.

The Company's efforts to grow its businesses depend to a large extent upon access to, and its success in developing market share and operating profitably in, geographic markets including but not limited to the Middle East, South America, Eastern Europe and Asia. In some cases, countries in these regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than the Company's other markets. Operating and seeking to expand business in a number of different regions and countries exposes the Company to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, repatriation of earnings and regulation of advanced technologies. Such expansion efforts may also use capital and other resources of the Company that could be invested in other areas. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company's financial results. As emerging geographic markets become more important to the Company, its competitors are also seeking to expand their production capacities and sales in these same markets, which may lead to industry overcapacity that could adversely affect pricing, volumes and financial results in such markets. Although the Company is taking measures to adapt to these changing circumstances, the Company's reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

The Company is subject to the effects of fluctuations in foreign exchange rates, which may reduce its net sales and cash flow.

The Company is exposed to fluctuations in foreign currencies as a significant portion of its consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The Company's international operations generated approximately 69%, 70% and 73% of its consolidated net sales in the years ended 2020, 2019 and 2018. Volatility in exchange rates may increase the costs of its products, impair the purchasing power of its customers in different markets, result in significant competitive benefit to certain of its competitors who incur a material part of their costs in other currencies than it does, and increase its hedging costs and limit its ability to hedge exchange rate exposure. In its consolidated financial statements, the Company translates local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, its reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. Conversely, a weakening U.S. dollar will effectively increase the dollar-equivalent of the Company's expenses and liabilities denominated in foreign currencies. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and "Quantitative and Qualitative Disclosure about Market Risk" in this Annual Report. Although the Company may use financial instruments such as foreign currency forwards from time to time to reduce its exposure to currency exchange rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect.

For the year-ended December 31, 2020, a 0.10 movement in the average euro rate would have reduced net income by $9 million.

The vote by the United Kingdom to leave the European Union could adversely affect the Company.

The United Kingdom (“U.K.”) has ceased to be a member of the European Union (“E.U.”) on January 31, 2020, and the applicable transition period ended on December 31, 2020 (such departure commonly referred to as “Brexit”). The U.K. is also no longer part of the European Economic Area (the “EEA”).

Due to the ongoing political uncertainty as regards the structure of the future relationship between the U.K. and the E.U. and, as a consequence, the uncertainty as to the wider implications it will have for the U.K., it is not possible to determine the precise impact on general economic conditions in the U.K., including any implications for the U.K. sovereign ratings, ratings of relevant transaction parties or the performance of other entities or exposures with a U.K. nexus. The uncertainty continues to adversely affect economic and market conditions in the U.K., in the E.U. and its member states and elsewhere, and also contribute to some uncertainty and instability in global financial markets. In particular, Brexit significantly impacts volatility, liquidity and/or the market value of securities. Accordingly, Brexit could adversely affect the Company's business, results of operations, financial condition and cash flows.

Crown Holdings, Inc.

Risks Relating to the Company's Indebtedness and Liquidity

The substantial indebtedness of the Company could prevent it from fulfilling its obligations under its indebtedness.

The Company has substantial outstanding indebtedness. As a result of the Company's substantial indebtedness, a significant portion of the Company's cash flow will be required to pay interest and principal on its outstanding indebtedness, and the Company may not generate sufficient cash flow from operations, or have future borrowings available under its senior secured credit facilities, to enable it to repay its indebtedness or to fund other liquidity needs. As of December 31, 2020, the Company and its subsidiaries had approximately $8.3 billion of indebtedness, excluding unamortized discounts and debt issuance costs.

The Company’s current sources of liquidity includes a securitization facility with a program limit up to a maximum of $375 that expires in July 2021, a securitization facility with a program limit of $282 that expires in November 2022, and an uncommitted securitization facility with a program limit of $175 that expires in December 2021. Additional sources of the Company's liquidity include borrowings under its $1,650 billion revolving credit facilities that matures in December 2024.

The Company's indebtedness includes its €650 million ($794 million at December 31, 2020) 4.0% senior notes in July 2022; its $1 billion 4.50% senior notes in January 2023; its €335 million ($409 million at December 31, 2020) 2.25% senior notes in February 2023; its €550 million ($671 million at December 31, 2020) 0.75% senior notes in February 2023; its €600 million ($733 million at December 31, 2020) 2.625% senior notes in September 2024; its €600 million ($733 million at December 31, 2020) 3.375% senior notes in May 2025; its $875 million 4.75% senior notes in February 2026; its €500 million ($610 million at December 31, 2020) 2.875% senior notes in February 2026; its $400 million 4.25% senior notes in September 2026; its $350 million 7.375% senior notes in December 2026; its $40 million 7.5% senior notes in December 2096; and its $110 million of other indebtedness in various currencies at various dates through 2027. In addition, the Company’s term loan facilities mature as follows: $41 million in 2021, $82 million in 2022, $83 million in 2023, and $1,210 million in 2024.

The substantial indebtedness of the Company could:
•increase the Company's vulnerability to general adverse economic and industry conditions, including rising interest rates;
•restrict the Company from making strategic acquisitions or exploiting business opportunities, including any planned expansion in emerging markets;
•limit the Company's ability to make capital expenditures both domestically and internationally in order to grow the Company's business or maintain manufacturing plants in good working order and repair;
•limit, along with the financial and other restrictive covenants under the Company's indebtedness, the Company's ability to obtain additional financing, dispose of assets or pay cash dividends;
•require the Company to dedicate a substantial portion of its cash flow from operations to service its indebtedness, thereby reducing the availability of its cash flow to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;
•require the Company to sell assets used in its business;
•limit the Company's ability to refinance its existing indebtedness, particularly during periods of adverse credit market conditions when refinancing indebtedness may not be available under interest rates and other terms acceptable to the Company or at all;
•increase the Company's cost of borrowing;
•limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates; and
•place the Company at a competitive disadvantage compared to its competitors that have less debt.

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

As of December 31, 2020, approximately $1.5 billion of the Company's $8.3 billion of total indebtedness and other outstanding obligations were subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing the Company's interest expense and reducing funds available for operations or other purposes. The Company's annual interest expense was $300 million, $378 million and $384 million for 2020, 2019 and 2018, respectively. Based on the amount of variable rate debt outstanding at December 31, 2020, a 0.25% increase in variable interest rates would increase its annual interest expense by approximately $4 million before tax. Accordingly, the Company may experience economic losses and a negative impact on earnings as a result of interest rate fluctuation. The actual effect of a 0.25% increase in these floating interest rates could be more than $4 million as the Company’s average borrowings on its variable rate debt may be higher during the year than the amount at December 31, 2020. In addition, the cost of the Company’s securitization and factoring facilities would also increase with an increase in floating interest rates. Although the Company may use interest rate protection agreements from time to time to reduce its exposure to interest rate fluctuations in some cases, it may not elect or have the ability to implement hedges or, if it does implement them, there can be no assurance that such agreements will achieve the desired effect. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Market Risk” and “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

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

The indentures and agreements governing the Company's senior secured credit facilities and outstanding notes contain affirmative and negative covenants that limit the ability of the Company and its subsidiaries to take certain actions. These restrictions may limit the Company's ability to operate its businesses and may prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise. The Company's senior secured credit facilities require the Company to maintain specified financial ratios and satisfy other financial conditions. The agreements or indentures governing the Company's senior secured credit facilities and certain of its outstanding notes restrict, among other things, the ability of the Company and the ability of all or substantially all of its subsidiaries to:

•incur additional debt;
•pay dividends or make other distributions, repurchase capital stock, repurchase subordinated debt and make certain investments or loans;
•create liens and engage in sale and leaseback transactions;
•create restrictions on the payment of dividends and other amounts to the Company from subsidiaries;
•make loans, investments and capital expenditures;
•change accounting treatment and reporting practices;
•enter into agreements restricting the ability of a subsidiary to pay dividends to, make or repay loans to, transfer property to, or guarantee indebtedness of, the Company or any of its subsidiaries;
•sell or acquire assets, enter into leaseback transactions and merge or consolidate with or into other companies; and
•engage in transactions with affiliates.

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

The Company sponsors various pension plans worldwide, with the largest funded plans in the U.K., U.S. and Canada. In 2020, 2019 and 2018, the Company contributed $27 million, $23 million and $20 million to its pension plans. Pension expense was $92 million, including settlement charges of $66 million, in 2020 and is expected to be $48 million in 2021, using foreign currency exchange rates in effect at December 31, 2020. A 0.25% change in the 2021 expected rate of return assumptions would change 2021 pension expense by approximately $12 million. A 0.25% change in the discount rates assumptions as of December 31, 2020 would change 2021 pension expense by approximately $2 million. The Company may be required to accelerate the timing of its contributions under its pension plans. The actual impact of any accelerated funding will depend upon the interest rates required for determining the plan liabilities and the investment performance of plan assets. An acceleration in the timing of pension plan contributions could decrease the Company's cash available to pay its outstanding obligations and its net income and increase the Company's outstanding indebtedness.

Based on current assumptions, the Company expects to make pension contributions of $22 million in 2021, $42 million in 2022, $68 million in 2023, $78 million in 2024 and $111 million in 2025. Future changes in the factors used to determine pension contributions, including investment performance of plan assets, could have a significant impact on the Company’s future contributions and its cash flow available for debt reduction, capital expenditures or other purposes.

The difference between pension plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of the Company's pension plans and the ongoing funding requirements of those plans. Among other

Crown Holdings, Inc.

factors, significant volatility in the equity markets and in the value of illiquid alternative investments, changes in discount rates, investment returns and the market value of plan assets can substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations and profitability. See Note Q to the Company's audited consolidated financial statements in this Annual Report. As long as the Company continues to maintain its various pension plans, the Company will continue to incur additional pension obligations. The Company's pension plan assets consist primarily of common stocks and fixed income securities and also include alternative investments such as interests in private equity and hedge funds. If the performance of plan assets does not meet the Company's assumptions or discount rates decline, the underfunding of the pension plans may increase and the Company may have to contribute additional funds to the pension plans, and the Company's pension expense may increase. In addition, certain of the Company's pension and postretirement plans are unfunded.

The Company's U.S. funded pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded plan under certain circumstances. In the event its U.S. pension plan is terminated for any reason while the plan is underfunded, the Company will incur a liability to the PBGC that may be equal to the entire amount of the underfunding, which under certain circumstances may be senior to the notes. In addition, as of December 31, 2020 the unfunded accumulated postretirement benefit obligation, as calculated in accordance with U.S. generally accepted accounting principles, for retiree medical benefits was approximately $166 million, based on assumptions set forth under Note Q to the Company's audited consolidated financial statements in this Annual Report.

Risks Relating to Litigation and Regulatory Matters

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

Crown Holdings, Inc.

asbestos. In 1963, Crown Cork acquired a subsidiary that had two operating businesses, one of which is alleged to have manufactured asbestos-containing insulation products. Crown Cork believes that the business ceased manufacturing such products in 1963.

As of December 31, 2020, Crown Cork's accrual for pending and future asbestos-related claims and related legal costs was $251 million, including $214 million for unasserted claims. The Company determines its accrual without limitation to a specific time period. Assumptions underlying the accrual include that claims for exposure to asbestos that occurred after the sale of the subsidiary's insulation business in 1964 would not be entitled to settlement payouts and that state statutes described under Note N to the Company's audited consolidated financial statements included in this Annual Report, including Texas and Pennsylvania statutes, are expected to have a highly favorable impact on Crown Cork's ability to settle or defend against asbestos-related claims in those states and other states where Pennsylvania law may apply.

During the year ended December 31, 2020, Crown Cork received approximately 1,500 new claims, settled or dismissed approximately 1,500 claims, and had approximately 56,000 claims outstanding at the end of the period. Of these outstanding claims, approximately 16,500 claims relate to claimants alleging first exposure to asbestos after 1964 and approximately 39,500 relate to claimants alleging first exposure to asbestos before or during 1964, of which approximately 13,000 were filed in Texas, 1,500 were filed in Pennsylvania, 6,000 were filed in other states that have enacted asbestos legislation and 19,000 were filed in other states. The outstanding claims at December 31, 2020 also exclude approximately 19,000 inactive claims, as well as claims in Texas filed after June 11, 2003 (as the state of Texas has enacted legislation limiting asbestos-related liabilities, as further discussed in Note N. Due to the passage of time, the Company considers it unlikely that the plaintiffs in these cases will pursue further action. The exclusion of these inactive claims had no effect on the calculation of the Company's accrual as the claims were filed in states where the Company's liability is limited by statute. The Company devotes significant time and expense to defend against these various claims, complaints and proceedings, and there can be no assurance that the expenses or distractions from operating the Company's businesses arising from these defenses will not increase materially.

Crown Cork made cash payments of $21 million, $22 million and $21 million in 2020, 2019 and 2018 to settle asbestos claims and pay related legal and defense costs. These payments and any such future payments will reduce the cash flow available to Crown Cork for its business operations and debt payments.

Asbestos-related payments including defense costs may be significantly higher than those estimated by Crown Cork because the outcome of this type of litigation (and, therefore, Crown Cork's reserve) is subject to a number of assumptions and uncertainties, such as the number or size of asbestos-related claims or settlements, the number of financially viable responsible parties, the extent to which state statutes relating to asbestos liability are upheld and/or applied by the courts, Crown Cork's ability to obtain resolution without payment of asbestos-related claims by persons alleging first exposure to asbestos after 1964, and the potential impact of any pending or future asbestos-related legislation. Accordingly, Crown Cork may be required to make payments for claims substantially in excess of its accrual, which could reduce the Company's cash flow and impair its ability to satisfy its obligations. Further information regarding Crown's Cork's asbestos-related liabilities is presented within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the headings, “Provision for Asbestos” and “Critical Accounting Policies” and under Note N to the Company's audited consolidated financial statements included in this Annual Report.

The Company is subject to costs and liabilities related to stringent environmental and health and safety standards.

Laws and regulations relating to environmental protection and health and safety may increase the Company’s costs of operating and reduce its profitability. The Company's operations are subject to numerous U.S. federal and state and non-U.S. laws and regulations governing the protection of the environment, including those relating to operating permits, treatment, storage and disposal of waste, the use of chemicals in the Company's products and manufacturing process, discharges into water, emissions into the atmosphere, remediation of soil and groundwater contamination and protection of employee health and safety. Future regulations may impose stricter environmental or employee safety requirements affecting the Company's operations or may impose additional requirements regarding consumer health and safety, such as potential restrictions on the use of bisphenol-A, a starting material used to produce internal and external coatings for some food, beverage, and aerosol containers and metal closures. In the U.S., the FDA has banned the use of bisphenol-A in baby bottles, children’s drinking cups and epoxy resins that coat infant formula cans as well as in packaging and utensils for all foods and the EPA has considered adding bisphenol-A to the chemical concern list on the basis of environmental effects and using its Design for the Environment program to encourage reductions in bisphenol-A manufacturing and use. In addition, the State of California has declared bisphenol-A a reproductive system hazard and listed it as a hazardous chemical under the state Safe Water and Toxic Environment Act. Certain other nations, including Denmark, Belgium and France, have implemented or considered implementing legislation restricting the use of bisphenol-A, including imposing product labeling requirements or restrictions on the importation and placement in the market of packaging and utensils containing bisphenol-A, and the European Food Safety Authority has

Crown Holdings, Inc.

recommended that the tolerable daily intake of bisphenol-A be lowered. Domestic and international, federal, state, municipal or other regulatory authorities could further restrict or prohibit the use of bisphenol-A in the future. In addition, recent public reports, litigation and other allegations regarding the potential health hazards of bisphenol-A could contribute to a perceived safety risk about the Company's products and adversely impact sales or otherwise disrupt the Company's business. While the Company is exploring various alternatives to the use of bisphenol-A and conversion to alternatives is underway in some applications, there can be no assurance the Company will be completely successful in its efforts or that the alternatives will not be more costly to the Company.

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

Public health and government officials have become increasingly concerned about the health consequences associated with over-consumption of certain types of beverages, such as sugar-sweetened beverages and including those sold by certain of the Company's significant customers. Possible new federal, state or local taxes, increases to current taxes or other governmental regulations specifically targeted to decrease the consumption of these beverages may significantly reduce demand for the beverages of the Company's customers, which could in turn affect demand of the Company's customers for the Company's products. For example, taxes on certain sugar-sweetened beverages have been enacted in France, the United Kingdom, and Mexico. France has also imposed taxes on energy drinks using certain amounts of taurine and caffeine. Some state and local governments are also considering similar taxes, and several U.S. cities, including in California, Pennsylvania, Illinois, Washington, and Colorado, have enacted taxes on certain sugar-sweetened beverages. The imposition of such taxes may decrease the demand for certain soft drinks and beverages that the Company's customers produce, which may cause the Company's customers to respond by decreasing their purchases from the Company. Consumer tax legislation and future attempts to tax sugar-sweetened or energy drinks by other jurisdictions could reduce the demand for the Company's products and materially adversely affect the Company's business and financial results.

Demand for the Company's products could be affected by changes in laws and regulations applicable to food and beverages and changes in consumer preferences.

The Company manufactures and sells metal and glass packaging primarily for the food and beverage can market. As a result, many of the Company's products come into direct contact with food and beverages. Accordingly, the Company's products must comply with various laws and regulations for food and beverages applicable to its customers. Changes in such laws and regulations, such as the sugary-drink taxes discussed above, could negatively impact customers' demand for the Company's products as they comply with such changes and/or require the Company to make changes to its products. Such changes to the Company's products could include modifications to the coatings and compounds that the Company uses, possibly resulting in the incurrence of additional costs. Additionally, because many of the Company's products are used to package consumer goods, the Company is subject to a variety of risks that could influence consumer behavior and negatively impact demand for the Company's products, including changes in consumer preferences driven by various health-related concerns and perceptions.

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

General Risk Factors

The Company’s business operations and financial position have been and are expected to continue to be adversely affected by the coronavirus outbreak.

The ongoing global outbreak of coronavirus, which was declared a pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President of the United States on March 13, 2020, has caused and is continuing to cause business slowdowns and shutdowns and turmoil in the financial markets both in the U.S. and abroad. The Company is closely monitoring the impact of COVID-19 on all aspects of its business and geographies, including how it has impacted and will impact the Company’s employees, customers, suppliers and distribution channels. The pandemic, as well as the quarantines and other governmental and non‑governmental restrictions which have been imposed throughout the world in an effort to contain or mitigate it, has created significant volatility, uncertainty and economic disruption which is expected to adversely affect the Company’s business operations and may materially and adversely affect the Company’s results of operations, cash flows and financial position or the Company’s ability to execute its short- and long-term business strategies and initiatives. For example, governmental authorities in several regions (including Pennsylvania, where the Company’s world headquarters are located) have ordered the cessation of all business activity which is deemed non-essential and there is a risk that these shutdown orders will be extended or expanded or that similar shutdown orders will be implemented in other regions; while many food and beverage products are deemed essential, several jurisdictions have implemented restrictions or prohibitions on the sale of alcoholic beverages which have reduced the demand for some of the Company’s products. Likewise, the Company’s Transit Packaging Division supplies a wide array of industrial markets which are being negatively affected by a decline in global economic activity.

The magnitude of COVID-19’s ultimate impact on the Company will depend on numerous evolving factors, future developments and cascading effects of the coronavirus pandemic that the Company is not able to predict, including: the severity of the outbreak and the international actions that are being taken to contain and treat it; the duration of the outbreak and the myriad of business restrictions being imposed as a result of it; governmental, business and other responses to the outbreak (including limitations on the Company’s operations and/or mandates that the Company provide products or services); the extent and duration of the effect of the outbreak on consumer confidence and spending, customer demand and buying patterns; the promotion of “social distancing” and the adoption of shelter-in-place orders and restrictions on exports affecting customers’ demand for the Company’s products; the extent to which forced remote working arrangements reduce the Company’s ability to effectively manage its global operations; the impact of the outbreak on the Company’s supply chain (including reductions in supply that may result in an inability to meet customer demand); the impact of the outbreak on internal controls (including those over financial reporting); the speed and success of vaccination efforts; any impairment in value of the Company’s tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the effect of the ongoing disruption in the capital markets on the Company’s ability to access capital on favorable terms and continue to meet its liquidity needs. Moreover, employee absenteeism due to members of the Company’s workforce being quarantined or exposed to COVID-19 may impact the Company’s ability to meet staffing needs which, compounded with the effects of ongoing office and potential factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions, may in turn impair the Company in the manufacture, distribution and sale of its products.

In addition, while the Company cannot predict the magnitude of the impact that COVID-19 will have on its customers and suppliers or their financial conditions, any material effect on the Company’s customers or suppliers could adversely impact the Company. For example, certain of the Company’s suppliers have informed the Company that the coronavirus outbreak and the resulting business restrictions may constrain supply of necessary materials and the Company may face difficulty collecting accounts receivable from any of its customers that may be negatively impacted by the pandemic. The impact of COVID-19 may also exacerbate other risk factors discussed in Item 1A of the Company’s Annual Report on Form 10‑K for the year ended

Crown Holdings, Inc.

December 31, 2020, any of which could have a material effect on the Company. For example, significant volatility in the equity markets could have a negative impact on the market value of the Company's pension plan assets which may substantially increase the Company's future pension plan funding requirements and could have a negative impact on the Company's results of operations, pension plan funded status and future cash flows.

The extent of the impact of COVID-19 on the Company’s business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, the Company cannot reasonably estimate the duration and severity of the coronavirus outbreak or its overall impact on the Company’s business.

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

The majority of the Company's sales are to companies that have leading market positions in the sale of packaged food, beverages and household products to consumers. Although no one customer accounted for more than 10% of its net sales in the years ended 2020, 2019 or 2018, the loss of any major customers, a reduction in the purchasing levels of these customers or an adverse change in the terms of supply agreements with these customers could reduce the Company's net sales and net income. A continued consolidation of the Company's customers could exacerbate any such loss. In addition, the Company's relationship with several of its customers, particularly in the Transit Packaging division, is noncontractual, and as a result its customers may unilaterally reduce their purchases of its products.

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

To manage the Company's anticipated future growth effectively, the Company must continue to enhance its manufacturing capabilities and operations, information technology infrastructure, and financial and accounting systems and controls. Organizational growth and scale-up of operations could strain its existing managerial, operational, financial and other resources. The Company's growth requires significant capital expenditures and may divert financial resources from other projects, such as the development of new products or enhancements of existing products or reduction of the Company's outstanding indebtedness. If the Company's management is unable to effectively manage the Company's growth, its expenses may increase more than expected, its revenue could grow more slowly than expected and it may not be able to achieve its research and development and production goals, any of which could have a material effect on its business, operating results or financial condition.

Acquisitions, dispositions or investments that the Company is considering or may pursue could be unsuccessful, consume significant resources and require the incurrence of additional indebtedness.

The Company may consider acquisitions and investments that complement its existing business or dispositions of portions of its existing business. These possible acquisitions, dispositions and investments involve or may involve significant cash expenditures, debt incurrence (including the incurrence of additional indebtedness under the Company's senior secured revolving credit facilities or other secured or unsecured debt), operating losses and expenses that could have a material effect on the Company's financial condition and operating results.

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

Crown Holdings, Inc.

of its existing indebtedness. In addition, such additional indebtedness may be incurred under the Company's senior secured credit facilities or otherwise secured by liens on the Company's assets.

Acquisitions and dispositions involve numerous other risks, including:

•diversion of management time and attention;
•failures to identify material problems and liabilities of acquisition targets or to obtain sufficient indemnification rights to fully offset possible liabilities related to the acquired businesses;
•difficulties integrating the operations, technologies and personnel of the acquired businesses;
•inefficiencies and complexities that may arise due to unfamiliarity with new assets, businesses or markets;
•disruptions to the Company's ongoing business;
•inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings;
•the inability to obtain required financing for the new acquisition or investment opportunities and the Company's existing business;
•the need or obligation to divest portions of an acquired business;
•challenges associated with operating in new geographic regions;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;
•potential loss of key employees, contractual relationships, suppliers or customers of the acquired businesses or of the Company; and
•inability to obtain required regulatory approvals.

To the extent the Company pursues an acquisition or disposition that causes it to incur unexpected costs or that fails to generate expected returns, the Company's financial position, results of operations and cash flows may be adversely affected, and the Company's ability to service its indebtedness may be negatively impacted.

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

Crown Holdings, Inc.

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

As of December 31, 2020, the Company operated 236 manufacturing facilities, of which 65 were leased. The Company has four divisions, primarily defined geographically, within which it manufactures and markets its products. The Americas Division operated 48 facilities in seven countries, of which eight facilities were leased. Within the Americas Division, 28 facilities operated in the U.S., of which six facilities were leased. The European Division operated 61 facilities in 22 countries, of which nine facilities were leased. The Asia Pacific Division operated 29 facilities in eight countries, of which two facilities were leased and the Transit Packaging Division operated 94 facilities in 23 countries, of which 44 facilities were leased. The Company also had four canmaking equipment and spare part operations in the U.S. and the U.K., of which two were leased. Certain leases provide renewal or purchase options. The principal manufacturing facilities at December 31, 2020 are listed below and are grouped by division.

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

Utilization of any particular facility varies based upon product demand. While it is not possible to measure with any degree of certainty or uniformity the productive capacity of these facilities, management believes that, if necessary, production can be increased at several existing facilities through the addition of personnel, capital equipment and, in some facilities, square footage available for production. In addition, the Company may from time to time acquire additional facilities or dispose of existing facilities.

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

Crown Holdings, Inc.

	Americas		Europe		Asia Pacific
Beverage and Closures	Kankakee, IL	Manaus, Brazil	Custines, France	Sevilla, Spain	Phnom Penh, Cambodia (2)
	Mankato, MN	Ponta Grossa, Brazil	Korinthos, Greece	Valencia, Spain	Sihanoukville, Cambodia
	Batesville, MS	Rio Verde, Brazil	Patras, Greece	El Agba, Tunisia	Hangzhou, China
	Nichols, NY	Calgary, Canada	Parma, Italy	Izmit, Turkey	Heshan, China
	Dayton, OH	Ontario, Canada	Amman, Jordan	Osmaniye, Turkey	Ziyang, China
	Cheraw, SC	Santafe de Bogota,	Dammam, Saudi Arabia	Dubai, UAE	Karawang, Indonesia
	Conroe, TX	Colombia	Jeddah, Saudi Arabia	Botcherby, U.K.	Bangi, Malaysia
	Fort Bend, TX	Chihuahua, Mexico	Kosice, Slovakia	Braunstone, U.K.	Yangon, Myanmar
	Winchester, VA	Ensenada, Mexico	Agoncillo, Spain		Singapore
	Olympia, WA	Guadalajara,			Nong Khae, Thailand (2)
	La Crosse, WI	Mexico			Danang, Vietnam
	Worland, WY	Monterrey, Mexico (2)			Dong Nai, Vietnam
	Cabreuva, Brazil	Orizaba, Mexico			Hanoi, Vietnam
	Teresina, Brazil	Toluca, Mexico			Ho Chi Minh City, Vietnam
Estancia, Brazil

Food and Closures	Dubuque, IA	Hanover, PA	Carpentras, France	Abidjan, Ivory Coast	Bangpoo, Thailand
	Owatonna, MN	Suffolk, VA	Concarneau, France	Toamasina, Madagascar	Hat Yai, Thailand
	Lancaster, OH	Oshkosh, WI	Laon, France	Agadir, Morocco	Nakhon Pathom, Thailand
	Massillon, OH	Kingston, Jamaica	Nantes, France	Casablanca, Morocco	Samrong, Thailand
	Mill Park, OH	La Villa, Mexico	Outreau, France	Goleniow, Poland	Songkhla, Thailand
	Connellsville, PA	Barbados, West Indies	Perigueux, France	Pruszcz, Poland
			Mühldorf, Germany	Alcochete, Portugal
			Seesen, Germany (2)	Novotitarovskaya, Russia
			Thessaloniki, Greece	Timashevsk, Russia
			Tema, Ghana	Aldeanueva De Ebro, Spain
			Kornye, Hungary	Las Torres De Cotillas,
			Nagykoros, Hungary	Spain
			Athy, Ireland	Llanera, Spain
			Aprilia, Italy	Merida, Spain
			Battipaglia, Italy	Osuna, Spain
			Calerno S. Ilario d’Enza,	Pontevedra, Spain
			Italy	Sevilla, Spain
			Nocera Superiore, Italy	Karacabey, Turkey
			Parma, Italy	Wisbech, U.K.

Aerosol	Alsip, IL	Faribault, MN	Spilamberto, Italy (2)	Sutton, U.K.
	Decatur, IL	Spartanburg, SC

Promotional & Specialty Packaging	Belcamp, MD		Chatillon-sur-Seine, France	Carlisle, U.K.	Henan, China
			Hoorn, Netherlands	Mansfield, U.K.	Huizhou, China
Qingdao Chengyan, China
Shanghai, China
Tianjin, China
Tongxiang, China
Singapore
Dong Nai, Vietnam

Canmaking	Norwalk, CT	Chippewa Falls, WI	Shipley, U.K. (3)
Equipment	Trevose, PA	Acayucan, Mexico
and Other

Crown Holdings, Inc.

	Americas		Europe		Asia Pacific
Transit	Rainbow City, AL	Irvington, NJ	Virton, Belgium	Weischlitz, Germany	Derrimut, Australia
Packaging	Benton, AR (2)	Cleveland, OH	Kardjali, Bulgaria	Gorey, Ireland	Kurri Kurri, Australia
	Fordyce, AR	Loveland, OH	Noerresundby, Denmark	Kilkenny, Ireland	Qingdao, China
	Sheridan, AR	West Chester, OH	Soenderborg, Denmark	Nairobi, Kenya	Bangalore, India (3)
	Phoenix, AZ	Elizabethtown, PA	Liljendal, Finland	Heerlen, Netherlands	Dahej, India
	Bay Point, CA	Hazleton, PA	Masku, Finland	Nuenen, Netherlands	Karnataka, India
	Stockton, CA	South Canaan, PA	Castelsarrasin, France	Zwijndrecht, Netherlands	Rudrapur, India
	Denver, CO	Imperial, PA	Fontaine les Luxeuil,	Kosice, Slovakia	Rudraram, India (2)
	Carrollton, GA	East Providence, RI	France	Burseryd, Sweden	Silvassa, India (2)
	Douglasville, GA	Darlington, SC	Manneville sur Risle,	Hjo, Sweden	Pohang, South Korea
	LaGrange, GA	Greer, SC	France	Sandared, Sweden	Rayong, Thailand
	Macon, GA	Latta, SC	Tournus, France	Ystad, Sweden	Sriracha, Thailand
	Bridgeview, IL	Orange, TX	Dinslaken, Germany	Dietikon, Switzerland (2)
	Dixmoor, IL	San Antonio, TX	Goldkronach, Germany	Merenschwand, Switzerland
	Glenview, IL	Danville, VA	Hilden, Germany	Izmir, Turkey
	Kankakee, IL (2)	Woodland, WA	Nurnberg, Germany	Kingswinford, U.K.
	Elkhart, IN	Cabreuva, Brazil
	Gary, IN	Cambridge Ontario,
	Florence, KY	Canada
	Monroe, LA	Amatlan de los Reyes,
	West Monroe, LA	Mexico
	Brighton, MI	Cienega de Flores,
	Eden, NC	Mexico
	Salisbury, NC	Toluca, Mexico

ITEM 3.	LEGAL PROCEEDINGS

Crown Cork is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork. At December 31, 2020, the accrual for pending and future asbestos claims and related legal costs that are probable and estimable was $251 million.

The Company has been identified by the Environmental Protection Agency as a potentially responsible party (along with others, in most cases) at a number of sites.
Further information on these matters and other legal proceedings is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Provision for Asbestos” and “Environmental Matters,” within the risk factor titled "The Company is subject to litigation risks which could negatively impact its operations and net income" and under Note N and Note O to the consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

Crown Holdings, Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information concerning the principal executive officers of the Company, including their ages and positions, is set forth in “Directors, Executive Officers and Corporate Governance” of this Annual Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant’s common stock is listed on the New York Stock Exchange under ticker symbol CCK. On February 25, 2021 there were 3,688 registered shareholders of the Registrant’s common stock, including 1,378 participants in the Company’s Employee Stock Purchase Plan. The market price of the Registrant’s common stock at December 31, 2020 is set forth in Part II of this Annual Report under Quarterly Data (unaudited). The foregoing information regarding the number of registered shareholders of common stock does not include persons holding stock through clearinghouse systems. Details regarding the Company’s policy as to payment of cash dividends and repurchase of shares are set forth under Note S to the consolidated financial statements included in this Annual Report. Information with respect to shares of common stock that may be issued under the Company’s equity compensation plans is set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2020, there were 82,030 of the Company's shares surrendered to cover taxes on the vesting of restricted stock.

Crown Holdings, Inc.

COMPARATIVE STOCK PERFORMANCE (a)
Comparison of Five-Year Cumulative Total Return (b)
Crown Holdings, S&P 500 Index, Dow Jones U.S. Containers & Packaging Index (c)

December 31,	2015	2016	2017	2018	2019	2020
Crown Holdings	$100	$104	$111	$82	$143	$198
S&P 500 Index	100	112	136	130	171	203
Dow Jones U.S. Containers & Packaging Index	100	119	142	116	149	180

(a)The preceding Comparative Stock Performance Graph is not deemed filed with the SEC and shall not be incorporated by reference in any of the Company's filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(b)Assumes that the value of the investment in Crown Holdings common stock and each index was $100 on December 31, 2015 and that all dividends were reinvested.

(c) Industry index is weighted by market capitalization and, as of December 31, 2020, was composed of Crown Holdings, Amcor, AptarGroup, Avery Dennison, Ball, Berry Global, Graphic Packaging, International Paper, Packaging Corp. of America, Sealed Air, Silgan, Sonoco and WestRock.

ITEM 6.	SELECTED FINANCIAL DATA
Removing and reserving Item 6 ("Selected Financial Data") of Part II

Crown Holdings, Inc.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions, except per share, average settlement cost per asbestos claim, employee, shareholder and statistical data)

INTRODUCTION

The following discussion summarizes the significant factors affecting the results of operations and financial condition of Crown Holdings, Inc. (the "Company") as of and during the three-year period ended December 31, 2020. This discussion should be read in conjunction with the consolidated financial statements included in this Annual Report.

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

For several years, global industry demand for beverage cans has been growing. In North America, beverage can growth has accelerated in recent years mainly due to the outsized portion of new beverage products being introduced in cans versus other packaging formats. In addition, markets such as Brazil, Europe, Mexico and Southeast Asia have also experienced higher volumes and market expansion, although volumes in certain of those markets were negatively affected by the impact of COVID-19 in 2020. The Company continues to invest in capacity expansion to meet the accelerating demand.

The Company's primary capital allocation focus has been to reduce leverage, as was successfully accomplished following previous acquisitions, and to begin to return capital to its shareholders. In November 2019, the Company announced a Board-led review of the Company's portfolio and capital allocation strategy, which is ongoing. The Company is currently marketing its European Tinplate business, which is comprised of its food cans, food closures, aerosol cans and promotional containers operations. There can be no assurances as to the timing, price realized or certainty of such a sale and as a result, a potential sale could result in a future impairment charge.

The Company intends to initiate a regularly quarterly dividend beginning in the first quarter of 2021. In addition, the Company anticipates opportunistically repurchasing shares of its common stock in 2021 pursuant to an authorization by the Company's Board of Directors to repurchase up to $1.5 billion of the Company's common stock through the end of 2023.

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

The Company continues to actively elevate its industry-leading commitment to sustainability, which is a core value of the Company. In July 2020, the Company debuted Twentyby30, a robust program that outlines twenty measurable environmental, social and governance goals to be completed by 2030 or sooner.

Crown Holdings, Inc.

RESULTS OF OPERATIONS

The key measure used by the Company in assessing performance is segment income, a non-GAAP measure generally defined by the Company as income from operations adjusted to exclude intangibles amortization charges, provisions for asbestos and restructuring and other, and the impact of fair value adjustments to inventory acquired in an acquisition.

The foreign currency translation impacts referred to in the discussion below were primarily due to changes in the euro and pound sterling in the Company's European segments, the Mexican peso in the Company's Americas segments, the Thai baht in the Company's Asia Pacific segment and the Mexican peso, the Indian rupee and the euro in the Company's Transit Packaging segment. The Company calculates the impact of foreign currency translation by multiplying or dividing, as appropriate, current year U.S. dollar results by the current year average foreign exchange rates and then multiplying or dividing, as appropriate, those amounts by the applicable prior year average exchange rates.

NET SALES AND SEGMENT INCOME

	2020	2019	2018
Net sales	$11,575	$11,665	$11,151

Year ended December 31, 2020 compared to 2019

Net sales decreased primarily due to the pass-through of lower raw material costs and $59 from the impact of foreign currency translation, partially offset by 4% higher global beverage can sales unit volumes and 7% higher global food can sales unit volumes.

Year ended December 31, 2019 compared to 2018

Net sales increased primarily due to $569 from an additional three months of Signode's operations, following its acquisition in April 2018, and 3% higher global beverage sales unit volumes, partially offset by the impact of foreign currency translation.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets have experienced recent growth due to the introduction of new beverage products in cans versus other packaging formats. To meet volume requirements in these markets, the Company began commercial production on a new beverage can line at its Toronto, Ontario plant in January 2020 and on the third line at its Nichols, NY facility in June 2020. Additionally, the Company has announced a new beverage can facility in Bowling Green, Kentucky, with the first line expected to begin production in the second quarter of 2021 and a second line scheduled for a late third quarter 2021 start-up. To meet the expanding requirements of specialty cans in the Pacific Northwest, the Company will construct a third line in its Olympia, Washington plant which is scheduled to begin production during the third quarter of 2021. The Company also announced construction of a new facility in Henry County, Virginia which is expected to commence operations during the first quarter of 2022.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. In November 2019, the Company commenced operations at a new one-line beverage can facility in Rio Verde, Brazil. The Company will construct a second line at this facility that is expected to commence operations during the third quarter of 2021. The Company has also begun construction of a two-line facility in Minas Gerais, Brazil, with the first line expected to begin production during the second quarter of 2022 and the second line scheduled to start up during the fourth quarter of 2022.

Net sales and segment income in the Americas Beverage segment were as follows:

	2020	2019	2018
Net sales	$3,565	$3,369	$3,282
Segment income	652	534	454

Crown Holdings, Inc.

Year ended December 31, 2020 compared to 2019

Net sales increased primarily due to 9% higher sales unit volumes, partially offset by $83 from the impact of foreign currency translation.

Segment income increased primarily due to higher sales unit volumes, partially offset by $18 from the impact of foreign currency translation.

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

In October 2018, the first line of a new beverage can plant in Valencia, Spain began operations and a second line began operations in February 2019. Additionally, in December 2019, the Company commenced operations at a new one-line plant in Parma, Italy. In the second quarter of 2020, both beverage can lines in the Seville, Spain plant began commercial production of aluminum cans.

Net sales and segment income in the European Beverage segment were as follows:

	2020	2019	2018
Net sales	$1,473	$1,497	$1,489
Segment income	215	190	193

Year ended December 31, 2020 compared to 2019

Net sales decreased primarily due to the pass-through of lower aluminum costs, partially offset by $16 related to the impact of foreign currency translation.

Segment income increased primarily due to improved operational performance and cost savings.
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

Net sales and segment income in the European Food segment were as follows:

	2020	2019	2018
Net sales	$1,975	$1,887	$1,982
Segment income	228	205	257

Crown Holdings, Inc.

Year ended December 31, 2020 compared to 2019

Net sales increased primarily due to 7% higher sales unit volumes and $26 from the impact of foreign currency translation, partially offset by the pass-through of lower raw material costs. Higher sales unit volumes were primarily due to improved harvest conditions and crop yields.

Segment income increased as higher sales unit volumes and cost reduction initiatives were partially offset by $18 arising from the carryover of higher tinplate costs from prior year-end inventory.
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
Asia Pacific

The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. In 2020, however, industry volumes decreased due to the impact of the coronavirus pandemic. The Company began commercial production at a new beverage can plant in Yangon, Myanmar in July 2018, a third beverage can line at the Phnom Penh, Cambodia plant in January 2019 and one-line plant in Nong Khae, Thailand in July 2020. Additionally, the Company has begun construction of a one-line beverage can plant in Vung Tao, Vietnam, which will begin commercial production in September 2021. In response to market conditions in China, the Company closed its Putian facility in 2018 and its Huizhou facility in early 2019. Following these closures, the Company has three beverage can plants in China with approximately $75 in annual sales.

Net sales and segment income in the Asia Pacific segment were as follows:

	2020	2019	2018
Net sales	$1,168	$1,290	$1,316
Segment income	175	194	186

Year ended December 31, 2020 compared to 2019

Net sales decreased primarily due to 4% lower beverage can sales unit volumes due to the impact of the coronavirus pandemic and the pass-through of lower aluminum costs.

Segment income decreased due to lower beverage can sales unit volumes, partially offset by cost reduction initiatives.

Year ended December 31, 2019 compared to 2018

Net sales decreased primarily due to lower sales unit volumes related to plant closures in China and the pass-through of lower aluminum costs, partially offset by 12% higher sales unit volumes in Southeast Asia.

Segment income increased due to higher sales unit volumes.

Transit Packaging

The Company completed its acquisition of Signode on April 3, 2018, which is reported as the Company's Transit Packaging segment. The Transit Packaging segment includes the Company's global consumables and equipment and tools businesses. Consumables include steel strap, plastic strap and industrial film and other related products that are used in a wide range of industries, and transit protection products that help prevent movement during transport for a wide range of industrial and consumer products. Equipment and tools includes manual, semi-automatic and automatic equipment and tools used in end-of-line operations to apply industrial solutions consumables.

Crown Holdings, Inc.

Net sales and segment income in the Transit Packaging segment were as follows:

	2020	2019	2018
Net sales	$2,018	2,274	$1,800
Segment income	254	290	255

Year ended December 31, 2020 compared to 2019

Net sales decreased primarily due to lower sales unit volumes due to the impact of the coronavirus pandemic, the pass-through of lower raw material prices and $10 from the impact of foreign currency translation.

Segment income decreased primarily due to lower sales unit volumes, partially offset by the impact of cost reduction initiatives.

Year ended December 31, 2019 compared to 2018

Net sales and segment income increased primarily due to $569 and $73 from an additional quarter of ownership in 2019 partially offset by lower sales unit volumes due to a slowdown in manufacturing activity in many global markets, unfavorable product mix and $33 and $4 from the impact of foreign currency translation.

Other Segments

The Company's other segments include its food can and closures businesses in North America, its aerosol can businesses in North America and Europe, and its beverage tooling and equipment operations in the U.S. and U.K.

Net sales and segment income in other segments were as follows:

	2020	2019	2018
Net sales	$1,376	$1,348	$1,282
Segment income	119	126	122

Year ended December 31, 2020 compared to 2019

Net sales increased as higher sales in the Company's beverage can equipment operations and 9% higher sales unit volumes in the Company's North America food can business were partially offset by lower shipments in the Company's global aerosol can businesses, the pass-through of lower tinplate costs and $5 from the impact of foreign currency translation. The Company's North America food can business benefited from more at-home meal preparation during the coronavirus pandemic.

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

Corporate and unallocated

	2020	2019	2018
Corporate and unallocated	$(165)	$(158)	$(139)

Corporate and unallocated costs increased from 2019 to 2020 primarily due to higher incentive compensation costs.

Crown Holdings, Inc.

Corporate and unallocated costs increased from 2018 to 2019 primarily due to higher incentive compensation and claims activity in 2019.

INTEREST EXPENSE

Interest expense decreased from $378 in 2019 to $300 in 2020 primarily due to lower outstanding debt and lower interest rates.

Interest expense decreased from $384 in 2018 to $378 in 2019 primarily due to lower interest rates offset by higher average outstanding debt incurred to finance the Signode acquisition.

TAXES ON INCOME

The Company's effective income tax rates were as follows:

	2020	2019	2018
Income before income taxes	$926	$786	$740
Provision for income taxes	244	166	216
Effective income tax rate	26.3%	21.1%	29.2%

The effective tax rate in 2020 was 26.3%. The lower effective tax rate in 2019 included a benefit of $36 from the release of a valuation allowance against the Company's net deferred tax assets in Luxembourg and a benefit of $9 arising from tax law changes in India, partially offset by a charge of $15 to settle a tax contingency arising from a transaction that occurred prior to the acquisition of Signode in 2018.

The effective tax rate in 2018 included $24 related to taxes on the distributions of foreign earnings, which were previously asserted to be indefinitely reinvested.

For additional information regarding income taxes, see Note R to the consolidated financial statements.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interest decreased from $115 in 2019 to $109 in 2020 primarily due to higher income in Brazil in 2019 related to a favorable court ruling for one of the Company's Brazilian subsidiaries related to indirect taxes.

Net income attributable to noncontrolling interest increased from $89 in 2018 to $115 in 2019 primarily due to higher earnings in the Company's beverage can operations in Brazil, including the impact of a favorable court ruling related to the recovery of indirect taxes paid in prior years.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operating activities increased from $1,163 in 2019 to $1,315 in 2020 primarily due to higher income from operations.

Receivables increased from $1,528 at December 31, 2019 to $1,783 at December 31, 2020 primarily due to higher sales unit volumes and the impact of foreign currency translation. Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, increased from 36 at December 31, 2019 to 38 at December 31, 2020.

Inventories increased from $1,626 at December 31, 2019 to $1,673 at December 31, 2020 primarily due to the impact of foreign currency translation. Inventory turnover was 63 days at December 31, 2019 compared to 64 days at December 31, 2020.

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

Crown Holdings, Inc.

Accounts payable increased from $2,646 at December 31, 2019 to $2,845 at December 31, 2020 and days outstanding for trade payables increased from 99 days at December 31, 2019 to 108 days at December 31, 2020 primarily due to higher sales unit volumes and the impact of foreign currency translation.

INVESTING ACTIVITIES

Cash used for investing activities increased from $374 in 2019 to $535 in 2020 primarily due to increased capital expenditures related to capacity expansion projects in the Americas Beverage segment.

The Company currently expects capital expenditures in 2021 to be approximately $850.

At December 31, 2020, the Company had approximately $177 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash generated from operations.

FINANCING ACTIVITIES

Cash used for financing activities decreased from $786 in 2019 to $239 in 2020 primarily due to lower net debt repayments in 2020. Additionally, in 2020 the Company repurchased $66 of capital stock and had an inflow of $43 from foreign exchange derivatives related to debt compared to an outflow of $16 in 2019.

LIQUIDITY

As of December 31, 2020, $1,024 of the Company's $1,173 in cash and cash equivalents was located outside the U.S. The Company is not currently aware of any legal restrictions under foreign law that materially impact its access to cash held outside the U.S. The Company funds its cash needs in the U.S. through a combination of cash flows from operations, dividends from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization and factoring facilities. Of the cash and cash equivalents located outside the U.S., $663 was held by subsidiaries for which earnings are considered indefinitely reinvested. If such earnings were repatriated the Company may be required to record incremental foreign taxes on the repatriated funds.

The Company's revolving credit agreements provide capacity of $1,650. As of December 31, 2020, the Company had available capacity of $1,585 under its revolving credit facilities. The Company could have borrowed this amount at December 31, 2020 and still have been in compliance with its leverage ratio covenants.

The ratio of total debt, less cash and cash equivalents, to total capitalization was 73.0% and 77.8% at December 31, 2020 and 2019. Total capitalization is defined by the Company as total debt plus total equity, less cash and cash equivalents.

The Company's debt agreements contain covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional debt, pay dividends or repurchase capital stock, make certain other restricted payments, create liens and engage in sale and leaseback transactions. These restrictions are subject to a number of exceptions, however, which allow the Company to incur additional debt, create liens or make otherwise restricted payments provided that the Company is in compliance with applicable financial and other covenants and meets certain liquidity requirements.

The Company’s revolving credit facilities and term loan facilities also contain a total leverage ratio covenant. The leverage ratio is calculated as total net debt divided by Consolidated EBITDA (as defined in the credit agreement). Total net debt is defined in the credit agreement as total debt less cash and cash equivalents. Consolidated EBITDA is calculated as the sum of, among other things, net income attributable to Crown Holdings, net income attributable to certain of the Company's subsidiaries, income taxes, interest expense, depreciation and amortization, and certain non-cash charges. The Company’s total net leverage ratio of 3.8 to 1.0 at December 31, 2020 was in compliance with the covenant requiring a ratio no greater than 5.0 to 1.0. The ratio is calculated at the end of each quarter using debt and cash balances as of the end of the quarter and Consolidated EBITDA for the most recent twelve months. Failure to meet the financial covenant could result in the acceleration of any outstanding amounts due under the revolving credit facilities and term loan facilities.

In order to reduce leverage and future interest payments, the Company may from time to time repurchase outstanding notes and debentures with cash or seek to refinance its existing credit facilities and other indebtedness. The Company will evaluate any such transactions in light of any required premiums and then existing market conditions and may determine not to pursue such transactions.

Crown Holdings, Inc.

The Company’s current sources of liquidity also include a securitization facility with a program limit up to a maximum of $375 that expires in July 2021, a securitization facility with a program limit of $282 that expires in November 2022, and an uncommitted securitization facility with a program limit of $175 that expires in December 2021. The Company accounts for transfers under these facilities as sales as further discussed in Note C to the consolidated statements.

The Company utilizes its cash flows from operations, borrowings under its revolving credit facilities and the acceleration of cash receipts under its receivables securitization and factoring programs to primarily fund its operations, capital expenditures and financing obligations.

Cash payments required for purchase obligations, long-term debt maturities and interest payments and projected pension contributions in effect at December 31, 2020, are summarized in the following table:

	Payments Due by Period
	2021	2022	2023	2024	2025	2026 & after	Total
Purchase obligations (1)	$3,894	$1,904	$1,584	$1,190	$—	$—	$8,572
Long-term debt	67	901	2,185	1,966	743	2,279	8,141
Interest on long-term debt (2)	273	258	183	170	106	—	990
Projected pension contributions (3)	22	42	68	78	111	—	321
Total	$4,256	$3,105	$4,020	$3,404	$960	$2,279	$18,024
All amounts due in foreign currencies are translated at exchange rates as of December 31, 2020.
(1) These purchase commitments specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions.
(2) Interest on long-term debt represents the interest that will accrue by year based on debt outstanding and interest rates in effect as of December 31, 2020.
(3) Pension projections require the use of numerous estimates and assumptions such as discount rates, rates of return on plan assets, compensation increases, health care cost increases, mortality and employee turnover and therefore projected contributions been provided for only five years.

The Company also has certain guarantees and indemnification agreements that could require the payment of cash upon the occurrence of certain events. The guarantees and agreements are further discussed under Note O to the consolidated financial statements.

Supplemental Guarantor Financial Information

As disclosed in Note L, the Company and certain of its 100% directly or indirectly owned subsidiaries provide guarantees of senior notes and debentures issued by other 100% directly or indirectly owned subsidiaries. These senior notes and debentures are fully and unconditionally guaranteed by the Company and substantially all of its subsidiaries in the United States, except in the case of the Company’s outstanding senior notes issued by Crown Cork & Seal Company, Inc., which are fully and unconditionally guaranteed by Crown Holdings, Inc. (Parent). No other subsidiary guarantees the debt and the guarantees are made on a joint and several basis.

The senior notes and guarantees are senior unsecured obligations of the issuers and the guarantors, and are:

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

Crown Holdings, Inc.

A guarantee of a guarantor other than the Parent will be unconditionally released and discharged upon any of the following:

•any transfer (including, without limitation, by way of consolidation or merger) by the Parent or any subsidiary of the Parent to any person or entity that is not the Parent or a subsidiary of the Parent of (1) all of the equity interests of, or all or substantially all of the properties and assets of, such guarantor; or (2) equity interests of such guarantor or any issuance by such guarantor of its equity interests, such that such guarantor ceases to be a subsidiary of the Parent; provided that such guarantor is also released from all of its obligations in respect of indebtedness under the Company’s senior secured credit facilities;
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

The following tables present summarized financial information related to the senior notes issued by the Company’s subsidiary debt issuers and guarantors on a combined basis for each issuer and its guarantors (together, an “obligor group”) after elimination of (i) intercompany transactions and balances among the Parent and the guarantors and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor. Crown Cork Obligor group consists of Crown Cork & Seal Company, Inc. and the Parent. Crown Americas Obligor group consists of Crown Americas LLC, Crown Americas Capital Corp. IV, Crown Americas Capital Corp. V, Crown Americas Capital Corp. VI, the Parent, and substantially all of the Company’s subsidiaries in the United States.

Crown Cork Obligor Group

December 31, 2020
Net sales	$—
Gross Profit	—
Income from operations	(10)
Net income[1]	(91)
Net income attributable to Crown Holdings[1]	(91)
(1) Includes $34 of expense related to intercompany interest with non-guarantor subsidiaries

December 31, 2020
Current assets	$12
Non-current assets	118
Current liabilities	63
Non-current liabilities[1]	4,305
(1) Includes payables of $3,623 due to non-guarantor subsidiaries as of December 31, 2020

Crown Americas Obligor Group

December 31, 2020
Net sales[1]	$3,905
Gross profit[2]	629
Income from operations[2]	201
Net income[3]	102
Net income attributable to Crown Holdings[3]	102
(1) Includes $409 of sales to non-guarantor subsidiaries
(2) Includes $41 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $61 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

Crown Holdings, Inc.

December 31, 2020
Current assets[1]	$917
Non-current assets[2]	3,248
Current liabilities[3]	1,081
Non-current liabilities[4]	4,491
(1) Includes receivables of $45 due from non-guarantor subsidiaries as of December 31, 2020
(2) Includes receivables of $142 due from non-guarantor subsidiaries as of December 31, 2020
(3) Includes payables of $54 due to non-guarantor subsidiaries as of December 31, 2020
(4) Includes payables of $31 due to non-guarantor subsidiaries as of December 31, 2020

The senior notes are structurally subordinated to all indebtedness of the Company’s non-guarantor subsidiaries. The non-guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the senior notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments. Any right that the Company or the guarantors have to receive any assets of any of the non-guarantors upon the liquidation or reorganization of any non-guarantor, and the consequent rights of holders of senior notes to realize proceeds from the sale of any of a non-guarantor’s assets, would be effectively subordinated to the claims of such non-guarantor’s creditors, including trade creditors and holders of preferred equity interests, if any, of such non-guarantor. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of the non-guarantors, the non-guarantors will pay the holders of their debts, holders of preferred equity interests, if any, and their trade creditors before they will be able to distribute any of their assets to the Company or any of the guarantors.

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

The table below provides information in U.S. dollars as of December 31, 2020 about the Company’s forward currency exchange contracts. The contracts primarily hedge anticipated transactions, unrecognized firm commitments and intercompany debt. The contracts with no amounts in the fair value column have a fair value of less than $1.

Crown Holdings, Inc.

Buy/Sell	Contract amount	Contract fair value gain/(loss)	Average contractual exchange rate
Euro/Sterling	$547	$(5)	1.11
Sterling/Euro	234	3	0.91
Euro/U.S. dollars	182	4	0.83
Euro/Polish zloty	167	2	0.22
Polish zloty/Euro	126	(2)	4.52
U.S. dollars/Brazilian real	94	(3)	0.19
U.S. dollars/Euro	92	(1)	1.21
Singapore dollars/U.S. dollars	87	1	1.34
Euro/Swiss francs	85	—	0.92
Sterling/U.S. dollars	67	2	0.75
U.S. dollars/Thai baht	54	(1)	0.03
Euro/Singapore dollars	51	1	0.63
Singapore dollars/Euro	51	—	1.62
Euro/Swedish krona	48	—	0.10
Euro/Danish krone	45	—	0.13
	$1,930	$1

At December 31, 2020, the Company had additional contracts with an aggregate notional value of $102 to purchase or sell other currencies, primarily Asian currencies, including the Malaysian ringgit, Indonesian rupiah, and Hong Kong dollar; European currencies, including the Hungarian florint; the South African rand; the Australian dollar; and the Canadian dollar. The aggregate fair value of these contracts was a gain of less than $1.

At December 31, 2020, the Company had cross-currency swaps with aggregate notional values of $1,075. The swaps are designated as hedges of the Company's net investment in a euro-based subsidiary and matures in 2026. The fair value of these contracts at December 31, 2020 was a net loss of $13.

The Company, from time to time, may manage its interest rate risk associated with fluctuations in variable interest rates through interest rate swaps. The use of interest rate swaps and other methods of mitigating interest rate risk may increase overall interest expense.

The table below presents principal cash flows and related interest rates by year of maturity for the Company’s long-term debt obligations as of December 31, 2020. Interest rates represent the rates in effect as of December 31, 2020.

	Year of Maturity
Debt	2021	2022	2023	2024	2025	Thereafter
Fixed rate	$24	$816	$2,101	$754	$741	$2,276
Average interest rate	5.8%	4.0%	2.9%	2.7%	3.4%	4.6%
Variable rate	$43	$85	$84	$1,212	$2	$3
Average interest rate	2.0%	1.9%	1.9%	2.0%	2.3%	2.3%

Total future payments of long-term debt obligations at December 31, 2020 include $3,756 of U.S. dollar-denominated debt, $4,337 of euro-denominated debt and $48 of debt denominated in other currencies.

The Company uses various raw materials, such as steel and aluminum in its manufacturing operations, which expose it to risk from adverse fluctuations in commodity prices. In 2020, consumption of steel and aluminum represented 16% and 35% of the Company’s consolidated cost of products sold, excluding depreciation and amortization. The Company primarily manages its risk to adverse commodity price fluctuations and surcharges through contracts that pass through raw material costs to customers. The Company may, however, be unable to increase its prices to offset increases in raw material costs without suffering reductions in unit volume, revenue and operating income, and any price increases may take effect after related cost increases, reducing operating income in the near term. As of December 31, 2020, the Company had forward commodity contracts to hedge aluminum price fluctuations with a notional value of $243 and a net gain of $36. The maturities of the commodity contracts closely correlate to the anticipated purchases of those commodities.

Crown Holdings, Inc.

In addition, the Company's manufacturing facilities are dependent, to varying degrees, upon the availability of water and processed energy, such as natural gas and electricity.

See Note M to the consolidated financial statements for further information on the Company’s derivative financial instruments.

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

See Note O to the consolidated financial statements for additional information on environmental matters including the Company's accrual for environmental remediation costs.

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

Asbestos Liabilities

The Company’s potential liability for asbestos cases is highly uncertain due to the difficulty of forecasting many factors, including the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, the nature of future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the alleged link to Crown Cork), the terms of settlements of other defendants with asbestos-related liabilities, bankruptcy filings of other defendants (which may result in additional claims and higher settlement demands for non-bankrupt defendants) and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed). See Note N to the consolidated financial statements for additional information regarding the provision for asbestos-related costs.

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

Crown Holdings, Inc.

the year, it is difficult to predict at any time during the year whether the number of claims or average settlement cost over the five year period ending December 31 of such year will increase compared to the prior five year period.

In recent years, a higher percentage of Crown Cork’s settlements have related to claims alleging serious disease (primarily mesothelioma) which are settled at higher dollar amounts. Accordingly, a higher percentage of claims projected into the future relate to serious diseases and are therefore valued at higher dollar amounts. As of December 31, 2020, more than 90% of the projected future claims in the Company’s accrual calculation relate to claims alleging serious diseases such as mesothelioma.

The five year average settlement cost per claim was $14,900 in 2018, $14,400 in 2019 and $13,100 in 2020. Although the five year average settlement cost per claim decreased in 2020, if Crown Cork continues to settle a high percentage of claims alleging serious disease at higher dollar amounts, average settlement costs per claim are likely to increase and, if not offset by a reduction in overall claims and settlements, the Company may record additional charges in the future. A 10% change in either the average cost per claim or the number of projected claims would increase or decrease the estimated liability at December 31, 2020 by $25. A 10% increase in these two factors at the same time would increase the estimated liability at December 31, 2020 by $53. A 10% decrease in these two factors at the same time would decrease the estimated liability at December 31, 2020 by $48.

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
Under the income approach, fair value is calculated as the sum of the projected discounted cash flows of the reporting unit over the next five years and the terminal value at the end of those five years. The projected cash flows generally include moderate to no growth assumptions, depending on the reporting unit, unless there has recently been a material change in the business or a material change is forecasted. The discount rate used is based on the average weighted-average cost of capital of companies in the consumer and industrial packaging industries, which information is available through various sources, adjusted for specific risk premiums for each reporting unit
The Company completed its annual review for 2020 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur.
The European Aerosol and Promotional Packaging reporting unit operates in a low-growth environment with multiple competitors. As of October 1, 2020, the fair value of the reporting unit was 9% higher than its carrying value using the methods described above, a discount rate of 8.25% and an EBITDA multiple of 9.0 times. The maximum effect of weighting the Company's valuation approaches other than equally would increase or decrease the estimated fair value by $7. Assuming all other factors remain the same, a $1 decrease in forecasted annual Adjusted EBITDA would have resulted in an impairment charge of $1 and an increase in the discount rate from 8.25% to 9.25% changes the estimated fair value by $2. If future cash flows are less than the Company has included in its projections, impairment charges may be recorded. As of December 31, 2020, the reporting unit had $71 of goodwill.
Based upon continued reorganization within the Transit Packaging segment, the Equipment & Tools and Consumable reporting units have been aggregated into a single reporting unit. The Company completed its an annual goodwill impairment test of each reporting unit prior to aggregating and concluded that no adjustments to the carrying value of goodwill were necessary.

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

Pension and Postretirement Benefits

Accounting for pensions and postretirement benefit plans requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, health care cost increases, future rates of inflation, mortality and employee turnover. Actual results may differ from the Company’s actuarial assumptions, which may have an impact on the amount of reported expense or liability for pensions or postretirement benefits. The Company recorded pension expense of $92, including settlement charges of $66, in 2020 and currently projects its 2021 pension expense to be $48, using foreign currency exchange rates in effect at December 31, 2020. The Company uses the spot yield curve approach to estimate the service and interest cost components of pension and postretirement benefits expense by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. The expected long-term rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, projected future outlook of each asset class, inflation assumptions and the expected net value from active management of the assets based on actual results.

The U.S. plan’s assumed rate of return was 6.75 % in 2020 and is 5.65% for 2021. The U.K. plan’s assumed rate of return was 3.0% in 2020 and is 2.0% for 2021. A 0.25% change in the expected rates of return would change 2021 pension expense by approximately $12.

Discount rates were selected using a method that matches projected payouts from the plans to an actuarially determined yield curve based on market observable AA bond yields in the respective plan jurisdictions and currencies. In certain jurisdictions, government securities were used along with corporate bonds to develop country-specific yield curves to the extent that the underlying markets were not deemed sufficiently developed. A 0.25% change in the discount rates from those used at December 31, 2020 would change 2021 pension expense by approximately $2 and postretirement expense by less than $1. A 0.25% change in the discount rates from those used at December 31, 2020 would have changed the pension benefit obligation by approximately $136 and the postretirement benefit obligation approximately $4 as of December 31, 2020. See Note Q to the consolidated financial statements for additional information on pension and postretirement benefit obligations and assumptions.

As of December 31, 2020, the Company had pre-tax unrecognized net losses in other comprehensive income of $1,802 related to its pension plans and $45 related to its other postretirement benefit plans. Unrecognized gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. Unrecognized gains and losses are accumulated in other comprehensive income and the portion in each plan that exceeds 10% of the greater of that plan’s assets or projected benefit obligation is amortized to income over future periods. The Company’s pension expense for the year ended December 31, 2020 included charges of $84 for the amortization of unrecognized net losses, and the Company estimates charges of $96 in 2021. Amortizable losses are being recognized over either the average expected life of inactive employees or the remaining service life of active participants depending on the status of the individual plans. The weighted average amortization periods range between 6 - 16 years. An increase of 10% in the number of years used to amortize unrecognized losses in each plan would decrease estimated charges for 2021 by $8. A decrease of 10% in the number of years would increase the estimated 2021 charge by $10.

RECENT ACCOUNTING GUIDANCE

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

FORWARD LOOKING STATEMENTS

Statements in this Annual Report, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the discussions of the provision for asbestos under Note N and other contingencies under Note O to the consolidated financial statements included in this Annual Report and in discussions incorporated by reference into this Annual Report (including, but not limited to, those in the section titled “Compensation Discussion and Analysis” in the Company’s Proxy Statement), which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto), are “forward-looking statements,” within the meaning of the federal securities laws. In addition, the Company and its representatives may from time to time make other oral or written statements which are also “forward-looking statements.” Forward-looking statements can be identified by words, such as “believes,” “estimates,” “anticipates,” “expects” and other words of similar meaning in connection with a discussion of future operating or financial performance. These may include, among others, statements relating to (i) the Company’s plans or objectives for future operations, products or financial performance, (ii) the Company’s indebtedness and other contractual obligations, (iii) the impact of an economic downturn or growth in particular regions, (iv) anticipated uses of cash, (v) cost reduction efforts and expected savings, (vi) the Company’s policies with respect to executive compensation and (vii) the expected outcome of contingencies, including with respect to asbestos-related litigation and pension and postretirement liabilities.

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

Crown Holdings, Inc.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee has announced the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called the Secured Overnight Financing Rate (SOFR). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. At December 31, 2020, the Company does have contracts that are indexed to LIBOR, including cross-currency swap contracts and certain of its term loan facilities, and continues to monitor this activity and evaluate the related risks.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Crown Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crown Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Crown Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Crown Holdings, Inc.

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

Goodwill Impairment Assessment - European Aerosol and Promotional Packaging Reporting Unit

As described in Notes A and E to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.6 billion as of December 31, 2020. The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. Management determines the estimated fair value of the reporting unit based on an average of the estimated fair values using an income and a market approach. Management’s income approach utilizes significant assumptions, including revenue and adjusted EBITDA margin growth rates and discount rate. As disclosed by management, the goodwill associated with the European Aerosol and Promotional Packaging reporting unit was $71 million which was 9% higher than the carrying value.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the European Aerosol and Promotional Packaging reporting unit is a critical audit matter are the significant judgment by management when developing their estimated fair values. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating significant assumptions within management’s cash flow projections used in the income approach related to revenue and adjusted EBITDA margin growth rates and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the estimation of the fair value of the reporting unit. These procedures also included, among others, testing management’s process for estimating the fair value of the European Aerosol and Promotional Packaging reporting unit, testing the completeness, accuracy, and relevance of the underlying data used in the income approach, and evaluating the significant assumptions used by management related to revenue and adjusted EBITDA margin growth rates and the discount rate. Evaluating management’s assumptions related to the revenue and adjusted EBITDA margin growth rates included evaluating whether the judgments made by management were reasonable considering the current and past performance of the reporting unit, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 26, 2021

We have served as the Company’s auditor since 1928.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)

For the Years Ended December 31	2020	2019	2018
Net sales	$11,575	$11,665	$11,151
Cost of products sold, excluding depreciation and amortization	9,182	9,349	9,028
Depreciation and amortization	481	490	425
Selling and administrative expense	614	631	558
Restructuring and other	34	(26)	44
Goodwill impairment	—	25	—
Income from operations	1,264	1,196	1,096
Loss from early extinguishments of debt	—	27	—
Other pension and postretirement	45	13	(25)
Interest expense	300	378	384
Interest income	(8)	(17)	(21)
Foreign exchange	1	9	18
Income before income taxes	926	786	740
Provision for income taxes	244	166	216
Equity in net earnings of affiliates	6	5	4
Net income	688	625	528
Net income attributable to noncontrolling interests	(109)	(115)	(89)
Net income attributable to Crown Holdings	$579	$510	$439

Earnings per common share attributable to Crown Holdings:
Basic	$4.34	$3.81	$3.28
Diluted	$4.30	$3.78	$3.28

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the Years Ended December 31	2020	2019	2018
Net income	$688	$625	$528
Other comprehensive (loss) / income, net of tax
Foreign currency translation adjustments	(88)	150	(137)
Pension and other postretirement benefits	(15)	84	50
Derivatives qualifying as hedges	46	11	(52)
Total other comprehensive (loss) / income	(57)	245	(139)
Total comprehensive income	631	870	389
Net income attributable to noncontrolling interests	(109)	(115)	(89)
Translation adjustments attributable to noncontrolling interests	(3)	(1)	1
Derivatives qualifying as hedges attributable to noncontrolling interests	(2)	(1)	2
Comprehensive income attributable to Crown Holdings	$517	$753	$303

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

December 31	2020	2019
Assets
Current assets
Cash and cash equivalents	$1,173	$607
Receivables, net	1,783	1,528
Inventories	1,673	1,626
Prepaid expenses and other current assets	254	241
Total current assets	4,883	4,002

Goodwill	4,593	4,430
Intangible assets	1,880	2,015
Property, plant and equipment, net	4,198	3,887
Operating lease right-of-use assets, net	214	204
Other non-current assets	902	967
Total	$16,670	$15,505

Liabilities and equity
Current liabilities
Short-term debt	$121	$75
Current maturities of long-term debt	67	62
Current portion of operating lease liabilities	55	51
Accounts payable	2,845	2,646
Accrued liabilities	1,173	1,065
Total current liabilities	4,261	3,899

Long-term debt, excluding current maturities	8,023	7,818
Postretirement and pension liabilities	762	683
Non-current portion of operating lease liabilities	164	156
Other non-current liabilities	856	857
Commitments and contingent liabilities (Note O)

Equity

Noncontrolling interests	406	379

Preferred stock, authorized: 30,000,000; none issued (Note S)	—	—
Common stock, par value: $5.00; authorized: 500,000,000 shares; issued:
185,744,072 shares (Note S)	929	929
Additional paid-in capital	179	207
Accumulated earnings	4,538	3,959
Accumulated other comprehensive loss	(3,193)	(3,131)
Treasury stock at par value (2020 - 50,943,042 shares; 2019 - 50,166,194 shares)	(255)	(251)
Crown Holdings shareholders’ equity	2,198	1,713
Total equity	2,604	2,092
Total	$16,670	$15,505
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the Years Ended December 31	2020	2019	2018
Cash flows from operating activities
Net income	$688	$625	$528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	481	490	425
Restructuring and other	34	(26)	44
Goodwill impairment	—	25	—
Pension expense	92	66	45
Pension contributions	(27)	(23)	(20)
Stock-based compensation	32	29	27
Deferred income taxes	33	(35)	35
Changes in assets and liabilities:
Receivables	(186)	60	(493)
Inventories	(2)	61	(201)
Accounts payable and accrued liabilities	121	(87)	209
Other, net	49	(22)	(28)
Net cash provided by operating activities	1,315	1,163	571
Cash flows from investing activities
Capital expenditures	(587)	(432)	(462)
Beneficial interest in transferred receivables	—	—	490
Acquisition of businesses, net of cash acquired	—	(11)	(3,912)
Foreign exchange derivatives related to acquisition	—	—	(25)
Net investment hedges	28	23	34
Proceeds from sale of property, plant and equipment	16	39	36
Other	8	7	(4)
Net cash used for investing activities	(535)	(374)	(3,843)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	29	(10)	(69)
Proceeds from long-term debt	110	2,216	4,082
Payments of long-term debt	(269)	(2,845)	(333)
Debt issuance costs	—	(18)	(70)
Foreign exchange derivatives related to debt	43	(16)	(14)
Finance lease payments	(3)	(15)	—
Dividends paid to noncontrolling interests	(87)	(101)	(60)
Contribution from noncontrolling interests	2	6	—
Common stock issued	2	4	1
Common stock repurchased	(66)	(7)	(4)
Net cash (used for) / provided by financing activities	(239)	(786)	3,533
Effect of exchange rate changes on cash, cash equivalents and restricted cash	34	1	(37)
Net change in cash, cash equivalents and restricted cash	575	4	224
Cash, cash equivalents and restricted cash at January 1	663	659	435
Cash, cash equivalents and restricted cash at December 31	$1,238	$663	$659

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at January 1, 2018	$929	$167	$3,004	$(3,241)	$(258)	$601	$322	$923
Net income			439			439	89	528
Cumulative effect of change in accounting principle			6	3		9	1	10
Other comprehensive loss				(136)		(136)	(3)	(139)
Dividends paid to noncontrolling interests						—	(60)	(60)
Restricted stock awarded		(5)			5	—		—
Stock-based compensation		27				27		27
Common stock issued		1				1		1
Common stock repurchased		(4)				(4)		(4)
Balance at December 31, 2018	$929	$186	$3,449	$(3,374)	$(253)	$937	$349	$1,286
Net income			510			510	115	625
Other comprehensive income				243		243	2	245
Dividends paid to noncontrolling interests						—	(101)	(101)
Contribution from noncontrolling interests						—	10	10
Sale of noncontrolling interests		(3)				(3)	4	1
Restricted stock awarded		(2)			2	—		—
Stock-based compensation		29				29		29
Common stock issued		4				4		4
Common stock repurchased		(7)				(7)		(7)
Balance at December 31, 2019	$929	$207	$3,959	$(3,131)	$(251)	$1,713	$379	$2,092
Net income			579			579	109	688
Other comprehensive loss				(62)		(62)	5	(57)
Dividends paid to noncontrolling interests						—	(87)	(87)
Restricted stock awarded		(2)			2	—		—
Stock-based compensation		32				32		32
Common stock issued		2				2		2
Common stock repurchased		(60)			(6)	(66)		(66)
Balance at December 31, 2020	$929	$179	$4,538	$(3,193)	$(255)	$2,198	$406	$2,604
The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share, per share, employee and statistical data)
A.Summary of Significant Accounting Policies

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

Revenue Recognition. On January 1, 2018, the Company adopted new accounting guidance which outlined a single comprehensive model to use in accounting for revenue arising from contracts with customers and superseded previous revenue guidance. Under previous guidance, the Company generally recognized revenue from product sales when the goods were shipped and title and risk of loss passed to the customer. Under the new guidance, revenues are recognized when control of the promised product is transferred to customers.

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

Crown Holdings, Inc.

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
Stock-Based Compensation. For awards with a service or market condition, compensation expense is recognized over the vesting period on a straight-line basis using the grant date fair value of the award and the estimated number of awards that are expected to vest. For awards with a performance condition, the Company assesses the probability of vesting at each reporting period and adjusts compensation cost based on its probability assessment. The Company’s plans provide for stock awards which may include accelerated vesting upon retirement, disability, or death of eligible employees. The Company considers a stock-based award to be vested when the service period is no longer contingent on the employee providing future service. Accordingly, the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals, or over the period from the grant date to the date that retirement eligibility is achieved if less than the stated vesting period.

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

Accounts Receivable and Allowance for Credit Losses. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The measurement of expected credit losses is based on past events, historical experience, current conditions and forecasts that affect the collectability of accounts receivable.

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value, with cost principally determined under the first-in, first-out (“FIFO”) or average cost method.

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

Crown Holdings, Inc.

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

Land improvements	25
Buildings and building improvements	25 – 40
Machinery and equipment	3– 18

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

Impairment or Disposal of Long-Lived Assets. In the event that facts and circumstances indicate that the carrying value of long-lived assets, primarily PP&E, may be impaired, the Company performs a recoverability evaluation. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value, based on discounted cash flows. Long-lived assets classified as held for sale are presented in the balance sheet at the lower of their carrying value or fair value less cost to sell.

Leases. On January 1, 2019, the Company adopted new guidance on lease accounting. Under the guidance, lease classification criteria and income statement recognition were similar to previous guidance; however, all leases with a term longer than one year are recorded on the balance sheet through a right-of-use asset and a corresponding liability.

The Company has operating and finance leases for land and buildings related to certain manufacturing facilities, warehouses and corporate offices, vehicle fleets and certain office and manufacturing equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company's lease terms include options to extend the lease when it is reasonably certain that the Company will exercise the option. Variable lease payment amounts that cannot be determined at commencement of the lease, such as increases in index rates, are not included in the measurement of the lease liabilities and corresponding right-of-use assets and are recognized in the period those payments are incurred. The Company separates lease and non-lease components of lease arrangements and allocates contract consideration based on standalone selling prices. Variable consideration is allocated to the lease and non-lease components to which the variable payments specifically relate. The discount rate implicit within the Company's leases is often not determinable and therefore the Company generally uses its incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of the lease payments. The incremental borrowing rate is determined based on lease term and the currency in

Crown Holdings, Inc.

which lease payments are made. The Company's leases do not contain any material residual value guarantees or material restrictive covenants.

Taxes on Income. The provision for income taxes is determined using the asset and liability approach. Deferred taxes represent the future expected tax consequences of differences between the financial reporting and tax bases of assets and liabilities based upon enacted tax rates and laws. The Company has made an accounting policy election to treat taxes due on future U.S. inclusions of certain intangible income of foreign subsidiaries as a current period expense when incurred.

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

Research and Development. Research, development and engineering costs of $53 in 2020, $55 in 2019, and $51 in 2018 were expensed as incurred and reported in selling and administrative expense in the Consolidated Statements of Operations. Substantially all engineering and development costs are related to developing new products or designing significant improvements to existing products or processes. Costs primarily include employee salaries and benefits and facility costs.

Reclassifications. Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

Recent Accounting and Reporting Pronouncements.

Recently Adopted Accounting Standards

On January 1, 2020, the Company adopted new guidance on the accounting for credit losses on financial instruments. The new guidance introduced an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The new approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in operating leases and off-balance-sheet credit exposures. The guidance did not have a material impact on the Company's consolidated financial statements.

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

B. Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	2020	2019
Cash and cash equivalents	$1,173	$607

Restricted cash included in prepaid expenses and other current assets	64	50
Restricted cash included in other non-current assets	1	6
Total restricted cash	65	56

Total cash, cash equivalents and restricted cash	$1,238	$663

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

C. Receivables

	2020	2019
Accounts receivable	$1,297	$1,162
Less: allowance for credit losses	(59)	(62)
Net trade receivables	1,238	1,100
Unbilled receivables	294	226
Miscellaneous receivables	251	202
	$1,783	$1,528

The Company uses receivables securitization and factoring facilities in the normal course of business as part of managing its cash flows. The Company primarily accounts for transfers under these facilities as sales because it has met the criteria for control of the receivables to be considered transferred.

The Company’s continuing involvement in the transfers is limited to servicing the receivables. The Company receives adequate compensation for servicing the receivables and no servicing asset or liability is recorded.

As of December 31, 2020 and 2019, the Company derecognized receivables of $1,270 and $1,318 related to the facilities.

Crown Holdings, Inc.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded expenses related to the facilities of $19, $23 and $21 as interest expense.

Prior to July 2018, the Company's North American securitization facility included a deferred purchase price component. Proceeds from the deferred purchase price were included in the beneficial interest in securitized receivables line in the Company's Consolidated Statement of Cash Flows.

D. Inventories

	2020	2019
Raw materials and supplies	$1,003	$905
Work in process	164	151
Finished goods	506	570
	$1,673	$1,626

E. Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019 were as follows:

	Americas Beverage	European Beverage	European Food	Transit Packaging	Other segments	Total
Balance at January 1, 2019	$842	$531	$1,291	$1,506	$272	$4,442
Goodwill acquired	—	—	—	8	—	8
Goodwill impairment	—	—	—	—	(25)	(25)
Foreign currency translation	23	3	(22)	(5)	6	5
Balance at December 31, 2019	865	534	1,269	1,509	253	4,430
Foreign currency translation	(26)	26	108	52	3	163
Balance at December 31, 2020	$839	$560	$1,377	$1,561	$256	$4,593

In 2019, the goodwill impairment included in other segments related to the European Aerosols and Promotional Packaging reporting unit. In recent years market demand for three-piece aerosol packaging has gradually declined. This decline combined with higher operating costs that had not been fully recovered in selling prices had an adverse impact on the expected future cash flows utilized in the Company’s valuation. As a result, the reporting unit's fair value declined below its carrying value.

The carrying amount of goodwill at December 31, 2020 and 2019 was net of the following accumulated impairments:

	Americas Beverage	European Beverage	European Food	Transit Packaging	Other Segments	Total
Accumulated impairments	$29	$73	$724	$—	$175	$1,001

Crown Holdings, Inc.

F. Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	December 31, 2020			December 31, 2019
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,661	$(470)	$1,191	$1,621	$(331)	$1,290
Trade names	565	(65)	500	541	(40)	501
Technology	165	(67)	98	158	(41)	117
Long term supply contracts	142	(55)	87	150	(48)	102
Patents	16	(12)	4	14	(9)	5
	$2,549	$(669)	$1,880	$2,484	$(469)	$2,015

Amortization expense for the years ended December 31, 2020, 2019, and 2018 was $180, $186 and $148.
Annual amortization expense for 2021 and 2022 is estimated to be $180, 2023 is estimated to be $179, 2024 is estimated to be $166, and 2025 is estimated to be $162.

G. Property, Plant and Equipment

	2020	2019
Buildings and improvements	$1,419	$1,402
Machinery and equipment	6,166	5,836
Land and improvements	307	298
Construction in progress	514	276
	8,406	7,812
Less: accumulated depreciation and amortization	(4,208)	(3,925)
	$4,198	$3,887

H. Leases

As discussed in Note A, the Company adopted new guidance on lease accounting on January 1, 2019 on a modified retrospective basis. Total operating lease expense under the previous guidance was $50 for the year ended December 31, 2018.

The components of lease expense for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Operating lease costs:
Operating lease cost	$52	$49
Short-term lease cost	5	4
Total operating lease costs	$57	$53

Finance lease cost:
Amortization of right-of-use assets	$1	$1
Total finance lease costs	$1	$1

Variable operating lease costs were $3 for the years ended December 31, 2020 and December 31, 2019. Interest on finance lease liabilities were less than $1 for the years ended December 31, 2020 and December 31, 2019.

Crown Holdings, Inc.

Supplemental cash flow information related to leases was as follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58	$51
Financing cash flows from finance leases	3	15
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$53	$33

Supplemental balance sheet information related to finance leases was as follows:

	2020	2019
Finance leases:
Property, plant and equipment	$28	$27
Accumulated depreciation	(2)	(1)
Property, plant and equipment, net	$26	$26

Accrued liabilities	$2	$2
Other non-current liabilities	10	11
Total finance lease liabilities	$12	$13
The weighted average remaining lease term and weighted average discount rates for each year were as follows:

	2020	2019
Weighted average remaining lease term:
Operating leases	9.3	9.5
Finance leases	6.6	7.0
Weighted average discount rate:
Operating leases	4.0%	4.2%
Finance leases	3.4%	4.1%

Maturities of lease liabilities as of December 31, 2020 were as follows:

	Operating Leases	Finance Leases
2021	$56	$2
2022	45	2
2023	33	2
2024	25	2
2025	20	2
Thereafter	99	3
Total lease payments	278	13
Less imputed interest	(59)	(1)
Total	$219	$12

At December 31, 2020, the Company does not have material lease commitments that have not commenced.

Crown Holdings, Inc.

I. Other Non-Current Assets

	2020	2019
Pension assets	$532	$491
Deferred taxes	242	278
Investments	25	20
Debt issuance costs	13	15
Fair value of derivatives	11	54
Other	79	109
	$902	$967

J. Accrued Liabilities

	2020	2019
Salaries and employee benefits	$243	$205
Accrued taxes, other than on income	165	139
Income taxes	86	67
Accrued interest	85	82
Fair value of derivatives	29	44
Asbestos liabilities	25	25
Pension and postretirement liabilities	23	29
Restructuring	20	17
Other	497	457
	$1,173	$1,065

K.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	2020	2019	2018
Restructuring	$23	$22	$25
Other costs / (income)	9	(41)	(2)
Asset impairments and sales	2	(7)	(5)
Transaction costs	—	—	26
	$34	$(26)	$44

2020 Activity

Restructuring costs included charges of $19 related to an internal reorganization and headcount reductions within the Transit Packaging Division. The Company continues to identify cost reduction initiatives in its businesses and it is possible that the Company may record additional restructuring charges in the future.

2019 Activity

Restructuring costs included charges of $18 for termination benefits related to headcount reductions across the Company, including $14 related to for headcount reductions in the Company's European and Transit Packaging divisions.

Other costs / (income) of $41 included gains of $50 arising from favorable court rulings related to the recovery of indirect taxes paid in prior years by certain of the Company's Brazilian subsidiaries and a charge of $7 related to the settlement of a litigation matter related to Signode that arose prior to its acquisition by the Company in 2018.

Crown Holdings, Inc.

Asset impairments and sales included gains of $13 related to asset sales partially offset by a charge of $6 related to a fire at a production facility in Asia.

2018 Activity

Restructuring costs included $5 for termination benefits related to the closure of two beverage can plants in the Company's Asia Pacific segment, $12 of termination benefits related to other actions to reduce manufacturing capacity and headcount and other exit costs of $8 related to prior and current year restructuring actions.

Other costs / (income) of $2 included a benefit of $6 due to the favorable settlement of a litigation matter related to Mivisa that arose prior to its acquisition by the Company in 2014.

Asset impairments and sales included asset impairment charges of $13 to write down the carrying value of fixed assets related to the closure of two beverage can plants in the Company's Asia Pacific segment.

Asset impairment and sales also includes gains on asset sales related to prior restructuring actions.

Transaction costs related to the acquisition of Signode.

Restructuring charges by segment were as follows:

	2020	2019	2018
Americas Beverage	$—	$1	$4
European Beverage	—	—	1
European Food	—	4	4
Asia Pacific	1	3	5
Transit Packaging	19	6	3
Other segments	3	5	5
Corporate	—	3	3
	$23	$22	$25

Restructuring charges by type were as follows:

	2020	2019	2018
Termination benefits	$12	$18	$17
Other exit costs	11	4	8
	$23	$22	$25

At December 31, 2020, the Company had a restructuring accrual of $20, primarily related to headcount reductions in its Transit Packaging and European divisions. The Company expects to pay these amounts over the next twelve months.

Crown Holdings, Inc.

L.    Debt

	2020		2019
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$121	$121	$75	$75

Long-term debt
Senior secured borrowings:
Term loan facilities
U.S. dollar at LIBOR plus 1.5% due 2024	1,029	1,023	1,100	1,094
Euro at EURIBOR plus 1.5% due 2024[1]	387	387	505	504
Senior notes and debentures:
€650 at 4.0% due 2022	794	791	729	725
U. S. dollar at 4.50% due 2023	1,000	997	1,000	995
€335 at 2.25% due 2023	409	407	376	372
€550 at 0.75% due 2023	671	666	617	610
€600 at 2.625% due 2024	733	729	673	668
€600 at 3.375% due 2025	733	728	673	667
U.S. dollar at 4.25% due 2026	400	396	400	395
U.S. dollar at 4.75% due 2026	875	865	875	863
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	610	603	561	554
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies:
Fixed rate with rates in 2020 from 3.9% to 7.8% due through 2026	97	97	39	39
Variable rate with average rates in 2020 from 2.3% to 2.7% due through 2027	13	13	6	6
Total long-term debt	8,141	8,090	7,944	7,880
Less: current maturities	(67)	(67)	(62)	(62)
Total long-term debt, less current maturities	$8,074	$8,023	$7,882	$7,818
(1) €317 and €450 at December 31, 2020 and 2019

The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating level 2 inputs such as quoted market prices for the same or similar issues, was $8,617 at December 31, 2020 and $8,410 at December 31, 2019.

The revolving credit facilities include provisions for letters of credit up to $310 that reduce the amount of borrowing capacity otherwise available. At December 31, 2020, the Company’s available borrowing capacity under the credit facilities was $1,585, equal to the facilities’ aggregate capacity of $1,650 less $65 of outstanding letters of credit. The interest rate on the facilities can vary from LIBOR or EURIBOR, with a floor of zero, plus a margin of up to 1.55%, depending on the facility, based on the Company's leverage ratio. The revolving credit facilities and term loan facilities require the Company to maintain a leverage ratio of no greater than 5.00 times at December 31, 2020. The Company was in compliance with all covenants as of December 31, 2020.

The weighted average interest rates were as follows:

	2020	2019	2018
Short-term debt	1.9%	2.6%	1.0%
Revolving credit facilities	2.8%	3.8%	3.2%

Aggregate maturities of long-term debt, excluding unamortized discounts and debt issuance costs, for the five years subsequent to 2020 are $67, $901, $2,185, $1,966 and $743. Cash payments for interest during 2020, 2019 and 2018 were $302, $362 and $334.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from accumulated other comprehensive income is the same as that of the underlying exposure. Contracts outstanding at December 31, 2020 mature between one and twenty-three months.

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

	Amount of gain / (loss) recognized in AOCI

Derivatives designated as cash flow hedges	2020	2019

Foreign exchange	$—	$(8)
Interest rate	(1)	(1)
Commodities	10	(13)
	$9	$(22)

	Amount of loss reclassified from AOCI into income

Derivatives designated as cash flow hedges	2020	2019	Affected line item in the Statement of Operations

Foreign exchange	$(4)	$(4)	Net sales
Commodities	18	14	Net sales
Foreign exchange	(2)	(1)	Cost of products sold
Commodities	(60)	(52)	Cost of products sold
	(48)	(43)	Income before taxes
	13	11	Provision for income taxes
	$(35)	$(32)	Net Income

For the year ended December 31, 2021, a net gain of $35 ($28, net of tax) is expected to be reclassified to earnings. No amounts were reclassified during the years ended December 31, 2020 and 2019 in connection with anticipated transactions that were no longer considered probable.

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

The impact on earnings from foreign exchange contracts designated as fair value hedges was a gain of $27 for the year ended December 31, 2020 and a gain of $1 for the year ended December 31, 2019. These adjustments were reported within foreign

Crown Holdings, Inc.

exchange in the Consolidated Statements of Operations and were offset by changes in the fair values of the related hedged items.

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amount of gain / (loss) recognized in earnings
Derivatives not designated as hedges	2020	2019	Affected line item in the Statement of Operations
Foreign exchange	$—	$(3)	Net sales
Foreign exchange	—	3	Cost of products sold
Foreign exchange	30	(26)	Foreign exchange
	$30	$(26)

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies.

For the years ended December 31, 2020 and 2019, the Company recorded a loss of $1 ($1, net of tax) and a gain of $27 ($27, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of December 31, 2020, cumulative losses of $33 ($10, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedged net investment was approximately €1,113 ($1,359) at December 31, 2020.

In November 2018, the Company entered into a series of cross-currency swaps with an aggregate notional value of $875. The swaps are designated as hedges of the Company's net investment in a euro-based subsidiary. Under the cross-currency contracts, the Company will receive semi-annual fixed U.S. dollar payments at a rate of 4.75% of the U.S. notional value and pay 1.84% on the euro notional value.

In May 2019, the Company entered into a cross-currency swap with an aggregate notional value of $200. The swap is designated as a hedge of the Company's net investment in a euro-based subsidiary. Under the cross-currency contract, the Company receives quarterly variable U.S. dollar payments at a rate of LIBOR plus a floating rate spread on the dollar notional value and pays EURIBOR plus a floating rate spread on the euro notional value.
Gains or losses on net investment hedges remain in accumulated other comprehensive income until disposal of the underlying assets.

The following tables set forth financial information about the impact on accumulated other comprehensive income from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of (loss) / gain recognized in AOCI
Derivatives designated as net investment hedges	2020	2019
Foreign exchange	$(48)	$26

Gains and losses representing components excluded from the assessment of effectiveness on derivatives designated as net investment hedges are recognized in accumulated other comprehensive income.

Crown Holdings, Inc.

Fair Values of Derivative Financial Instruments

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis.

	Balance Sheet classification	December 31, 2020	December 31, 2019	Balance Sheet classification	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$9	$10	Accrued liabilities	$8	$15
	Other non-current assets	—	1	Other non-current liabilities	1	1
Foreign exchange contracts fair value	Other current assets	2	1	Accrued liabilities	6	3
Commodities contracts cash flow	Other current assets	45	11	Accrued liabilities	11	21
	Other non-current assets	4	—	Other non-current liabilities	—	—
Interest rate contracts cash flow	Other non-current assets	—	—	Other non-current liabilities	2	1
Net investment hedge	Other non-current assets	7	51	Other non-current liabilities	20	2
		$67	$74		$48	$43
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$9	$7	Accrued liabilities	$4	$5
	Other non-current assets	—	2	Other non-current liabilities	—	1
		$9	$9		$4	$6

Total derivatives		$76	$83		$52	$49

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged assets and liabilities
Line item in the Balance Sheet in which the hedged item is included	December 31, 2020	December 31, 2019
Receivables, net	11	12
Accrued liabilities	100	83

As of December 31, 2020 and 2019, the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged assets and liabilities were net gains of $4 and $2.

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

Crown Holdings, Inc.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at December 31, 2020
Derivative assets	$76	$11	$65
Derivative liabilities	52	11	41

Balance at December 31, 2019
Derivative assets	$83	$16	$67
Derivative liabilities	49	16	33

Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets were:

	December 31, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Foreign exchange	$1,127	$1,030
Commodities	248	334
Interest rate	200	200
Derivatives designated as fair value hedges:
Foreign exchange	183	142
Derivatives designated as net investment hedges:
Foreign exchange	1,075	1,075
Derivatives not designated as hedges:
Foreign exchange	722	1,017

N.    Asbestos-Related Liabilities

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

The Company's approximate claims activity for the years ended 2020, 2019 and 2018 was as follows:

	2020	2019	2018
Beginning claims	56,000	56,000	55,500
New claims	1,500	2,000	2,000
Settlements or dismissals	(1,500)	(2,000)	(1,500)
Ending claims	56,000	56,000	56,000

For the years ended December 31, 2020, 2019, and 2018, the Company made cash payments of $21, $22, and $21 to settle asbestos claims and pay related legal and defense costs.

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes by year of exposure and state filed. As of December 31, 2020 and December 31, 2019, the Company's outstanding claims were:

	2020	2019
Claimants alleging first exposure after 1964	16,500	16,500
Claimants alleging first exposure before or during 1964 filed in:
Texas	13,000	13,000
Pennsylvania	1,500	1,500
Other states that have enacted asbestos legislation	6,000	6,000
Other states	19,000	19,000
Total claims outstanding	56,000	56,000

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

Crown Holdings, Inc.

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2020	2019	2018
Total claims	23%	22%	22%
Pre-1964 claims in states without asbestos legislation	41%	41%	41%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of December 31, 2020.

Approximately 81% of the claims outstanding at the end of 2020 were filed by plaintiffs who do not claim a specific amount of damages or claim a minimum amount as established by court rules relating to jurisdiction; approximately 16% were filed by plaintiffs who claim damages of less than $5; approximately 3% were filed by plaintiffs who claim damages from $5 to less than $100 (36% of whom claim damages less than $25) and 14 claims were filed by plaintiffs who claim damages in excess of $100.

As of December 31, 2020, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $251, including $214 for unasserted claims. The Company determines its accrual without limitation to a specified time period. It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant, the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

O.    Commitments and Contingent Liabilities

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

At December 31, 2020, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

P. Other Non-Current Liabilities

	2020	2019
Deferred taxes	$393	$405
Asbestos liabilities	226	248
Postemployment benefits	37	36
Income taxes payable	28	25
Fair value of derivatives	23	5
Environmental	12	12
Finance lease liabilities	10	11
Other	127	115
	$856	$857

Income taxes payable includes unrecognized tax benefits as discussed in Note R.

Crown Holdings, Inc.

Q. Pension and Other Postretirement Benefits

Pensions. The Company sponsors various pension plans covering certain U.S. and non-U.S. employees, and participates in certain multi-employer pension plans. The benefits under the Company plans are based primarily on years of service and either the employees’ remuneration near retirement or a fixed dollar multiple.

A measurement date of December 31 was used for all plans presented below.

The components of pension expense were as follows:

U.S. Plans	2020	2019	2018
Service cost	$18	$15	$17
Interest cost	38	50	47
Expected return on plan assets	(73)	(70)	(85)
Settlements	3	—	—
Amortization of actuarial loss	56	55	51
Amortization of prior service cost	1	1	1
Net periodic cost	$43	$51	$31

Non-U.S. Plans	2020	2019	2018
Service cost	$12	$15	$26
Interest cost	53	71	75
Expected return on plan assets	(107)	(138)	(159)
Settlements	63	44	38
Curtailments	—	(14)	—
Amortization of actuarial loss	28	38	45
Amortization of prior service credit	—	(1)	(11)
Net periodic cost	$49	$15	$14

The settlement charges in each year arose from the payment of lump sum buy-outs to settle certain pension obligations using plan assets. The Company may incur additional settlement charges in 2021. The curtailment gain in 2019 was to recognize prior service credits that were previously recorded in accumulated other comprehensive income in connection with the closure of a non-U.S. defined benefit pension plan.

Additional pension expense of $6 in 2020 and $5 in each of 2019 and 2018 was recognized for multi-employer plans.

The projected benefit obligations, accumulated benefit obligations, plan assets and funded status of the Company's U.S. and non-U.S. plans were as follows:

Crown Holdings, Inc.

	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Projected Benefit Obligations
Benefit obligations at January 1	$1,440	$1,371	$3,220	$3,102
Service cost	18	15	12	15
Interest cost	38	50	53	71
Plan participants’ contributions	—	—	2	2
Amendments	1	(1)	—	—
Settlements	(7)	—	(271)	(152)
Curtailments	—	—	—	(18)
Actuarial loss	109	133	278	242
Benefits paid	(94)	(128)	(151)	(152)
Foreign currency translation	—	—	102	110
Benefit obligations at December 31	$1,505	$1,440	$3,245	$3,220
Plan Assets
Fair value of plan assets at January 1	$1,131	$1,012	$3,480	$3,264
Actual return on plan assets	113	244	334	373
Employer contributions	9	3	18	19
Plan participants’ contributions	—	—	2	2
Settlements	(7)	—	(271)	(152)
Acquisitions	—	—	—	—
Benefits paid	(94)	(128)	(152)	(152)
Foreign currency translation	—	—	107	126
Fair value of plan assets at December 31	$1,152	$1,131	$3,518	$3,480

Funded status	$(353)	$(309)	$273	$260

Accumulated benefit obligations at December 31	$1,445	$1,397	$3,177	$3,182

For the year ended December 31, 2020, actuarial losses for the Company’s U.S. and non-U.S. pension plans totaled $387. Actuarial gains and losses arise each year primarily due to changes in discount rates, differences in actual plan asset returns compared to expected returns, and changes in actuarial assumptions such as mortality. The loss in 2020 is primarily due to lower discount rates at the end of 2020 compared to 2019, partially offset by a gain of $268 primarily due to actual asset returns higher than expected returns.

U.S. pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were as follows:

	2020	2019
Projected benefit obligations	$1,505	$1,440
Accumulated benefit obligations	1,445	1,397
Fair value of plan assets	1,152	1,131

Non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2020	2019
Projected benefit obligations	$428	$399
Accumulated benefit obligations	386	383
Fair value of plan assets	191	187

Non-U.S. pension plans with projected benefit obligations in excess of plan assets were as follows:

Crown Holdings, Inc.

	2020	2019
Projected benefit obligations	$432	$403
Accumulated benefit obligations	389	386
Fair value of plan assets	194	189

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

The Company’s investment strategy in its U.K. plan, the largest non-U.S. plan, is designed to achieve a funding level of 100% within the next 6 years. The Company seeks to achieve this objective with a risk level commensurate with a 5% chance of the funding level falling between 4% and 7% in any one year. The strategic ranges for asset allocation in the U.K. plan are as follows:

Investment grade credit	30%	to	100%
Equities	0%	to	30%
Hedge funds	0%	to	10%
Real estate	0%	to	5%
Alternative credit	0%	to	15%
Other	0%	to	20%

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

Crown Holdings, Inc.

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and their placement within the fair value hierarchy. The levels assigned to the defined benefit plan assets as of December 31, 2020 and 2019 are summarized in the tables below:

	2020
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$157	$498	$655
Global large cap equity	—	9	9
U.S. large cap equity	178	4	182
U.S. mid/small cap equity	301	22	323
Mutual funds – global equity	88	—	88
Mutual funds – U.S. equity	56	—	56
Mutual funds – fixed income	75	—	75
	855	533	1,388
Level 2
Government issued debt securities	—	298	$298
Corporate debt securities	58	647	705
Asset backed securities	—	2	2
Structured debt	—	1,034	1,034
Insurance contracts	—	115	115
Derivatives	—	166	166
Investment funds – fixed income	—	128	128
Investment funds – global equity	—	69	69
	58	2,459	2,517
Level 3
Investment funds – real estate	91	181	272
Hedge funds	—	2	2
Private equity	5	46	51
Real estate – direct	23	12	35
	119	241	360

Total assets in fair value hierarchy	1,032	3,233	4,265

Investments measured at NAV Practical Expedient (a)
Investment funds – fixed income	112	25	137
Investment funds – global equity	—	141	141
Investment funds – emerging markets	7	—	7
Hedge funds	—	109	109
	119	275	394
Total investments at fair value	$1,151	$3,508	$4,659

Crown Holdings, Inc.

	2019
	U.S. plan assets	Non-U.S. plan assets	Total
Level 1
Cash and cash equivalents	$23	$190	$213
Global large cap equity	—	7	7
U.S. large cap equity	155	4	159
U.S. mid/small cap equity	218	27	245
Mutual funds – global equity	144	—	144
Mutual funds – U.S. equity	206	—	206
Mutual funds – fixed income	67	—	67
	813	228	1,041
Level 2
Government issued debt securities	—	260	$260
Corporate debt securities	52	332	384
Asset backed securities	—	2	2
Structured debt	—	811	811
Insurance contracts	—	105	105
Derivatives	—	194	194
Investment funds – fixed income	—	373	373
Investment funds – global equity	—	297	297
Investment funds – emerging markets	—	33	33
	52	2,407	2,459
Level 3
Investment funds – real estate	96	220	316
Hedge funds	—	43	43
Private equity	5	70	75
Real estate – direct	21	9	30
	122	342	464

Total assets in fair value hierarchy	987	2,977	3,964

Investments measured at NAV Practical Expedient (a)
Investment funds – fixed income	102	91	193
Investment funds – global equity	18	78	96
Investment funds – emerging markets	23	—	23
Hedge funds	—	328	328
	143	497	640
Total investments at fair value	$1,130	$3,474	$4,604

(a) Certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

Accrued income excluded from the tables above was as follows:

	2020	2019
U.S. plan assets	$1	$1
Non-U.S. plan assets	10	6

Plan assets include $323 and $244 of the Company’s common stock at December 31, 2020 and 2019.

Crown Holdings, Inc.

The following tables reconcile the beginning and ending balances of plan assets measured using significant unobservable inputs (Level 3).

	Hedge funds	Private equity	Real estate	Total
Balance at January 1, 2019	$113	$103	$317	$533
Foreign currency translation	4	4	8	16
Asset returns – assets held at reporting date	(6)	(22)	25	(3)
Asset returns – assets sold during the period	7	17	6	30
Purchases, sales and settlements, net	(75)	(27)	(10)	(112)
Balance at December 31, 2019	43	75	346	464
Foreign currency translation	1	2	7	10
Asset returns – assets held at reporting date	3	6	(15)	(6)
Asset returns – assets sold during the period	(12)	(9)	3	(18)
Purchases, sales and settlements, net	(33)	(23)	(34)	(90)
Balance at December 31, 2020	$2	$51	$307	$360

The following table presents additional information about the pension plan assets valued using net asset value as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period
Balance at December 31, 2020
Investment funds – fixed income	$137	Semi-monthly	1- 5 days
Investment funds – global equity	141	Monthly	1 - 15 days
Investment funds – emerging markets	7	Daily	30 days
Hedge funds	109	Monthly	1 - 30 days

Balance at December 31, 2019
Investment funds – fixed income	$193	Semi-monthly	1- 5 days
Investment funds – global equity	96	Monthly	1 - 15 days
Investment funds – emerging markets	23	Daily	30 days
Hedge funds	328	Monthly	1 - 30 days

The pension plan assets valued using net asset value as a practical expedient do not have any unfunded commitments.

Pension assets and liabilities included in the Consolidated Balance Sheets were:

	2020	2019
Non-current assets	$532	$491
Current liabilities	8	13
Non-current liabilities	610	533

The Company’s current liability at December 31, 2020, represents the expected required payments to be made for unfunded plans over the next twelve months. Total estimated 2021 employer contributions are $22 for the Company’s pension plans.

Changes in the net loss and prior service cost (credit) for the Company’s pension plans were:

	2020		2019		2018
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$1,808	$8	$1,962	$(6)	$2,057	$(16)
Reclassification to net periodic benefit cost	(150)	(1)	(137)	14	(134)	10
Current year gain / (loss)	118	—	(53)	—	103	—
Amendments	—	1	—	—	—	—
Foreign currency translation	26	—	36	—	(64)	—
Balance at December 31	$1,802	$8	$1,808	$8	$1,962	$(6)

Crown Holdings, Inc.

Expected future benefit payments as of December 31, 2020 are:

	U.S. plans	Non-U.S. plans
2021	$95	$166
2022	97	161
2023	100	159
2024	98	159
2025	93	159
2026 - 2030	429	777

The weighted average actuarial assumptions used to calculate the benefit obligations at December 31 were:

U.S. Plans	2020	2019	2018
Discount rate	2.5%	3.2%	4.3%
Compensation increase	4.7%	4.7%	4.5%

Non-U.S. Plans	2020	2019	2018
Discount rate	1.4%	2.1%	2.9%
Compensation increase	3.0%	3.0%	3.2%

The weighted average actuarial assumptions used to calculate pension expense for each year were:

U.S. Plans	2020	2019	2018
Discount rate - service cost	3.6%	4.7%	3.9%
Discount rate - interest cost	2.8%	3.9%	3.2%
Compensation increase	4.7%	4.5%	4.7%
Long-term rate of return	6.8%	7.3%	7.3%

Non-U.S. Plans	2020	2019	2018
Discount rate - service cost	2.6%	3.0%	2.6%
Discount rate - interest cost	1.9%	2.7%	2.2%
Compensation increase	3.0%	3.2%	3.2%
Long-term rate of return	3.3%	4.3%	4.4%

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

The components of net postretirement benefits cost were as follows:

Other Postretirement Benefits	2020	2019	2018
Service cost	$1	$1	$4
Interest cost	5	6	6
Amortization of prior service credit	(26)	(34)	(37)
Amortization of actuarial loss	4	3	4
Net periodic benefit credit	$(16)	$(24)	$(23)

Crown Holdings, Inc.

Changes in the benefit obligations were:

	2020	2019
Benefit obligations at January 1	$164	$147
Service cost	1	1
Interest cost	5	6
Amendments	—	6
Actuarial loss	7	14
Benefits paid	(11)	(13)
Foreign currency translation	—	3
Benefit obligations at December 31	$166	$164

Changes in the net loss and prior service credit for the Company’s postretirement benefit plans were:

	2020		2019		2018
	Net loss	Prior service	Net loss	Prior service	Net loss	Prior service
Balance at January 1	$42	$(72)	$31	$(105)	$49	$(142)
Reclassification to net periodic benefit cost	(4)	26	(3)	34	(4)	37
Current year gain / (loss)	7	—	14	—	(14)	—
Amendments	—	—	—	(1)	—	—
Balance at December 31	$45	$(46)	$42	$(72)	$31	$(105)

Expected future benefit payments are as follows:

Benefit Payments
2021	$15
2022	13
2023	12
2024	12
2025	11
2026 - 2030	48

The assumed health care cost trend rates at December 31, 2020 were as follows:

Health care cost trend rate assumed for 2020	5.2%
Rate that the cost trend rate gradually declines to	4.0%
Year that the rate reaches the rate it is assumed to remain	2035

Weighted average discount rates used to calculate the benefit obligations at the end of each year and the cost for each year are presented below.

	2020	2019	2018
Benefit obligations	2.8%	3.5%	4.5%
Service cost	4.1%	4.8%	4.9%
Interest cost	3.3%	4.2%	4.1%

Defined Contribution Benefit Plans. The Company also sponsors defined contribution benefit plans in certain jurisdictions including the U.S. and the U.K. In 2020, the Company recognized expense of $13 related to these plans.

Crown Holdings, Inc.

R.    Income Taxes

The components of income before income taxes were as follows:

	2020	2019	2018
U.S.	$93	$(3)	$21
Foreign	833	789	719
	$926	$786	$740

The provision for income taxes consisted of the following:

	2020	2019	2018
Current tax:
U.S. federal	$—	$(1)	$(2)
State and foreign	211	202	183
	$211	$201	$181
Deferred tax:
U.S. federal	$37	$16	$31
State and foreign	(4)	(51)	4
	33	(35)	35
Total	$244	$166	$216

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pre-tax income as a result of the following items:

	2020	2019	2018
U.S. statutory rate at 21%	$194	$166	$155
Tax on foreign income	30	7	30
U.S. taxes on foreign income, net of credits	14	15	24
Valuation allowance changes	(11)	(33)	(1)
Tax contingencies	1	19	(2)
Tax law changes	4	(11)	4
Other items, net	12	3	6
Income tax provision	$244	$166	$216

The Company benefits from certain incentives in Brazil which allow it to pay reduced income taxes. The incentives expire at various dates beginning in December 2025. These incentives increased net income attributable to the Company by $17 in both 2020 and 2019 and $14 in 2018.

The Company paid taxes of $189, $173 and $177 in 2020, 2019 and 2018.

In 2019, the Company recorded an income tax benefit of $36 related to a deferred tax valuation allowance release resulting from an internal reorganization. Additionally, the Company recorded a charge of $15 related to the settlement of a pre-acquisition tax contingency that arose from a transaction that occurred prior to its acquisition of Signode in 2018. The Company also recorded a benefit of $9 arising from tax law changes in India.

In 2018, the Company recorded a charge of $24 related to local taxes on the distributions of foreign earnings, which were previously asserted to be indefinitely reinvested.

As of December 31, 2020 the Company has not provided deferred taxes on approximately $1,500 of earnings in certain non-U.S. subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable.

Crown Holdings, Inc.

The components of deferred taxes at December 31 were:

	2020		2019
	Assets	Liabilities	Assets	Liabilities
Tax carryforwards	$433	$—	$512	$—
Postretirement and postemployment benefits	39	—	40	—
Pensions	139	101	176	124
Property, plant and equipment	29	172	23	174
Intangible assets	—	385	—	401
Asbestos	61	—	66	—
Accruals and other	102	92	88	90
Right of use assets	—	42	—	30
Lease liabilities	43	—	30	—
Valuation allowances	(205)	—	(243)	—
Total	$641	$792	$692	$819

Tax carryforwards expire as follows:

Year	Amount
2021	$20
2022	75
2023	12
2024	13
2025	27
Thereafter	141
Unlimited	145

Tax carryforwards expiring in 2022 include $63 of U.S. federal foreign tax credits which, based on current projections, the Company believes it will utilize before expiration. Tax carryforwards expiring after 2025 include $115 of U.S. state tax loss carryforwards. The unlimited category includes $39 of Luxembourg tax loss carryforwards and $69 of French tax loss carryforwards.

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

The Company’s valuation allowances at December 31, 2020 includes $171 primarily related to the portion of U.S. state tax loss carryforwards that the Company does not believe are more likely than not to be utilized prior to their expiration. The Company’s ability to utilize state tax loss carryforwards is impacted by several factors including taxable income, expiration dates, limitations imposed by certain states on the amount of loss carryforwards that can be used in a given year to offset taxable income and whether the state permits the Company to file a combined return.

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

Crown Holdings, Inc.

A reconciliation of unrecognized tax benefits follows:

	2020	2019	2018
Balance at January 1	$41	$37	$29
Additions related to acquisitions	—	—	13
Additions for prior year tax positions	1	20	1
Lapse of statute of limitations	—	(1)	(3)
Settlements	—	(15)	(2)
Foreign currency translation	2	—	(1)
Balance at December 31	$44	$41	$37

The Company’s unrecognized tax benefits include potential liabilities related to transfer pricing, foreign withholding taxes, and non-deductibility of expenses and exclude $2 of interest and penalties as of December 31, 2020.

The total interest and penalties recorded in income tax expense was less than $1 in 2020, 2019 and 2018. As of December 31, 2020, unrecognized tax benefits of $44, if recognized, would affect the Company's effective tax rate.

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

The tax years that remained subject to examination by major tax jurisdictions as of December 31, 2020 were, 2010 and subsequent years for Germany; 2013 and subsequent years for India; 2015 and subsequent years for Italy, Mexico and Spain; 2016 and subsequent years for the Brazil, France and the U.K. and 2017 and subsequent years for the Canada and the U.S. In addition, tax authorities in certain jurisdictions, including France and the U.S., may examine earlier years when tax carryforwards that were generated in those years are subsequently utilized.

S.    Capital Stock

A summary of common share activity for the years ended December 31 follows (in shares):

	2020	2019	2018
Common shares outstanding at January 1	135,577,878	135,173,948	134,275,609
Shares repurchased	(1,240,328)	(106,388)	(92,167)
Shares issued upon exercise of employee stock options	—	70,000	—
Restricted stock issued to employees, net of forfeitures	439,700	416,695	958,672
Shares issued to non-employee directors	23,780	23,623	31,834
Common shares outstanding at December 31	134,801,030	135,577,878	135,173,948

In 2021, the Company announced plans to initiate a regularly quarterly dividend beginning in the first quarter of 2021. On February 25, 2021, the Company's Board of Directors declared a dividend of $0.20 per share payable on March 25, 2021 to shareholders of record as of March 11, 2021. In addition, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1.5 billion of Company common stock through the end of 2023. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.

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

Crown Holdings, Inc.

rights and other special or relative rights, if any, of any class or series of any class of preferred stock that may be desired, provided the shares of any such class or series of preferred stock shall not be entitled to more than one vote per share when voting as a class with holders of the Company's common stock.

Dividends are payable when declared by the Company's Board of Directors and in accordance with the restrictions set forth in the Company's debt agreements. While the Company's debt agreements impose restrictions on the Company's ability to pay dividends and repurchase common stock, debt agreements generally permit dividends and common stock repurchases provided that the Company is in compliance with applicable financial and other covenants and meets certain liquidity requirements.

T. Accumulated Other Comprehensive Loss Attributable to Crown Holdings

The following table provides information about the changes in each component of accumulated other comprehensive income for the years ended December 31, 2020 and 2019.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2019	$(1,533)	$(1,817)	$(24)	$(3,374)
Other comprehensive income / (loss) before reclassifications	10	149	(22)	137
Amounts reclassified from accumulated other comprehensive income	74	—	32	106
Other comprehensive income	84	149	10	243
Balance at December 31, 2019	(1,449)	(1,668)	(14)	(3,131)
Other comprehensive (loss) / income before reclassifications	(117)	(91)	9	(199)
Amounts reclassified from accumulated other comprehensive income	102	—	35	137
Other comprehensive (loss) / income	(15)	(91)	44	(62)
Balance at December 31, 2020	$(1,464)	$(1,759)	$30	$(3,193)

See Note M and Note Q for further details of amounts reclassified from accumulated other comprehensive income related to cash flow hedges and defined benefit plans.

U. Revenue

For the years ended December 31, 2020 and 2019, the Company recognized revenue as follows:

	2020	2019
Revenue recognized over time	$5,975	$5,724
Revenue recognized at a point in time	5,600	5,941
Total	$11,575	$11,665

See Note X for further disaggregation of the Company's revenue.
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

Crown Holdings, Inc.

Contract assets and liabilities are reported in a net position on a contract-by-contract basis. Net contract assets and liabilities as of December 31 were as follows:

	2020	2019
Contract assets included in prepaid and other current assets	$37	$30
Contract liabilities included in accrued liabilities	—	(5)
Net contract assets	$37	$25

For the year ended December 31, 2020, the Company satisfied performance obligations related to contract assets at December 31, 2019 related to the Company's equipment business and European food business and also recorded new contract assets related to work in process for these businesses.

For the year ended December 31, 2020, the Company recognized revenue of $5 related to contract liabilities at December 31, 2019 for performance obligations satisfied during the period.

V. Stock-Based Compensation

The Company’s shareholder-approved stock-based incentive compensation plans provide for the granting of awards in the form of stock options, deferred stock, restricted stock or stock appreciation rights (“SARs”). The awards may be subject to the achievement of certain performance goals as determined by the Compensation Committee designated by the Company’s Board of Directors. There have been no awards of SARs. At December 31, 2020, there were 2.3 million authorized shares available for future awards.

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

The performance-based shares cliff vest at the end of three years. The number of performance-based shares that will ultimately vest is based on the level of performance achieved, ranging between 0% and 200% of the shares originally awarded, and is settled in shares of common stock. Participants who terminate employment because of disability, death or, subject to Company approval, retirement, receive accelerated vesting of their time-vested awards to the date of termination. However, restrictions lapse on performance-based awards, if at all, on the original vesting date.

The Company also issues shares of time-vesting restricted stock to U.S. employees and deferred stock to non-U.S. employees which vest ratably over three to five years.

A summary of restricted and deferred stock activity follows:

Number of shares
Non-vested shares outstanding at January 1, 2020	2,102,654
Awarded:
Time-vesting	286,593
Performance-based	166,018
Released:
Time-vesting	(447,469)
Performance-based	(181,705)
Forfeitures:
Time-vesting	(92,681)
Performance-based	(7,651)
Non-vested shares outstanding at December 31, 2020	1,825,759

Crown Holdings, Inc.

The average grant-date fair value of restricted stock awarded in 2020, 2019 and 2018 follows:

	2020	2019	2018
Time-vested	$70.07	$56.06	$44.48
Performance-based	72.08	46.08	57.24

The fair values of the performance-based awards that include a market condition were calculated using a Monte Carlo valuation model and the following weighted average assumptions:

	2020	2019	2018
Risk-free interest rate	1.6%	2.5%	2.0%
Expected term (years)	3	3	3
Expected stock price volatility	22.0%	21.4%	19.9%
At December 31, 2020, unrecognized compensation cost related to outstanding restricted and deferred stock was $62. The weighted average period over which the expense is expected to be recognized is 2.3 years. The aggregate market value of the shares released on the vesting dates was $49 in 2020.

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

	2020	2019	2018
Net income attributable to Crown Holdings	$579	$510	$439
Weighted average shares outstanding (in millions):
Basic	133.53	133.89	133.64
Add: dilutive stock options and restricted stock	1.03	0.99	0.24
Diluted	134.56	134.88	133.88
Basic EPS	$4.34	$3.81	$3.28
Diluted EPS	$4.30	$3.78	$3.28

Contingently issuable shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive	0.7	0.8	0.9

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

Other segments include the Company's food can and closures businesses in North America, aerosol can businesses in North America and Europe, its promotional packaging business in Europe, and its beverage tooling and equipment operations in the U.S. and U.K.

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

Crown Holdings, Inc.

The tables below present information about operating segments for the three years ended December 31, 2020, 2019 and 2018:

2020		Inter-
	External	segment	Segment		Capital	Segment
	sales	sales	assets	Depreciation	expenditures	income
Americas Beverage	$3,565	$2	$3,886	$93	$333	$652
European Beverage	1,473	39	1,977	47	72	215
European Food	1,975	95	2,900	37	30	228
Asia Pacific	1,168	—	1,808	56	69	175
Transit Packaging	2,018	13	4,195	45	40	254
Total reportable segments	10,199	149	14,766	278	544	$1,524
Other segments	1,376	126	1,134	18	33
Corporate and unallocated items	—	—	770	5	10
Total	$11,575	$275	$16,670	$301	$587

2019		Inter-
	External	segment	Segment		Capital	Segment
	sales	sales	assets	Depreciation	expenditures	income
Americas Beverage	$3,369	$12	$3,577	$88	$167	$534
European Beverage	1,497	2	1,782	54	82	190
European Food	1,887	81	2,742	36	34	205
Asia Pacific	1,290	—	1,604	52	65	194
Transit Packaging	2,274	9	4,157	57	27	290
Total reportable segments	10,317	104	13,862	287	375	$1,413
Other segments	1,348	143	1,106	18	31
Corporate and unallocated items	—	—	537	4	26
Total	$11,665	$247	$15,505	$309	$432

2018		Inter-
	External	segment	Segment		Capital	Segment
	sales	sales	assets	Depreciation	expenditures	income
Americas Beverage	$3,282	$53	$3,388	$84	$111	$454
European Beverage	1,489	1	1,705	38	121	193
European Food	1,982	69	2,792	39	17	257
Asia Pacific	1,316	—	1,558	48	130	186
Transit Packaging	1,800	5	4,415	43	24	255
Total reportable segments	9,869	128	13,858	252	403	$1,345
Other segments	1,282	142	1,066	18	27
Corporate and unallocated items	—	—	338	7	32
Total	$11,151	$270	$15,262	$277	$462
Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

Corporate and unallocated items include corporate and division administrative costs, technology costs, and unallocated items such as stock-based compensation.

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes for the three years ended December 31, 2020, 2019 and 2018 follows:

	2020	2019	2018
Segment income of reportable segments	$1,524	$1,413	$1,345
Segment income of other segments	119	126	122
Corporate and unallocated items	(165)	(158)	(139)
Restructuring and other	(34)	26	(44)
Goodwill impairment	—	(25)	—
Amortization of intangibles	(180)	(186)	(148)
Loss from early extinguishments of debt	—	(27)	—
Fair value adjustment to inventory	—	—	(40)
Other pension and postretirement	(45)	(13)	25
Interest expense	(300)	(378)	(384)
Interest income	8	17	21
Foreign exchange	(1)	(9)	(18)
Income before income taxes	$926	$786	$740

For the three years ended December 31, 2020, 2019 and 2018, intercompany profit of $9, $6 and $7 was eliminated within segment income of other segments.

For the three years ended December 31, 2020, 2019 and 2018, no one customer accounted for more than 10% of the Company's consolidated net sales.

Sales by major product were:

	2020	2019	2018
Metal beverage cans and ends	$5,716	$5,588	$5,551
Metal food cans and ends	2,507	2,435	2,452
Transit packaging	2,018	2,274	1,800
Other metal packaging	851	887	884
Other products	483	481	464
Consolidated net sales	$11,575	$11,665	$11,151

The following table provides sales and long-lived asset information for the major countries in which the Company operates. Long-lived assets includes property, plant and equipment.

	Net Sales			Long-Lived Assets
	2020	2019	2018	2020	2019
United States	$3,586	$3,407	$3,018	$922	$722
Brazil	706	714	732	396	393
Mexico	681	834	763	421	438
Canada	662	508	502	93	73
Spain	597	682	666	384	337
United Kingdom	565	641	685	170	136
Other	4,778	4,879	4,785	1,812	1,788
Consolidated total	$11,575	$11,665	$11,151	$4,198	$3,887

Crown Holdings, Inc.

Quarterly Data (unaudited)

(in millions)	2020				2019
	First (1)	Second (2)	Third (3)	Fourth (4)	First (5)	Second (6)	Third (7)	Fourth (8)
Net sales	$2,757	$2,689	$3,167	$2,962	$2,755	$3,035	$3,084	$2,791
Gross profit *	415	417	568	512	423	495	508	400
Income from operations	246	275	406	337	262	383	352	199
Net income (loss) attributable to Crown Holdings	88	126	214	151	103	137	183	87
Earnings per average common share:
Basic	$0.66	$0.95	$1.61	$1.13	$0.77	$1.02	$1.37	$0.65
Diluted	0.65	0.94	1.59	1.12	0.77	1.02	1.36	0.64
Average common shares outstanding:
Basic	134.1	133.3	133.3	133.5	133.8	133.9	133.9	134.0
Diluted	135.0	134.0	134.4	134.7	134.4	134.8	135.0	135.2
* The Company defines gross profit as net sales less cost of products sold and depreciation and amortization.

Notes:
(1)Includes pre-tax charges of $7 for restructuring and other and $37 for pension plan settlements.
(2)Includes pre-tax charges of $3 for restructuring and other and $19 for pension plan settlements.
(3)Includes pre-tax charges of $10 for restructuring and other and $5 for pension plan settlements.
(4)Includes pre-tax charges of $14 for restructuring and other and $5 for pension plan settlements.
(5)Includes pre-tax charges of $4 for restructuring and other and $6 from early extinguishment of debt and a pension plan curtailment gain of $14.
(6)Includes pre-tax gains of $45 for restructuring and other, and charges of $31 for a pension plan settlement and $15 to settle a tax contingency.
(7)Includes pre-tax charges of $6 for pension plan settlements.
(8)Includes pre-tax charges of $25 for a goodwill impairment, $15 for restructuring and other and $7 for pension plan settlements. Also, includes income tax benefits of $37 primarily related to a deferred tax valuation allowance release.

Crown Holdings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E	COLUMN F
		Additions
Description	Balance at beginning of period	Charged to costs and expense	Charged to other accounts	Acquisitions	Deductions – write-offs	Balance at end of period

For the year ended December 31, 2020

Allowances deducted from assets to which they apply:

Trade accounts receivable	$62	$6	$—	$—	$(9)	$59

Deferred tax assets	243	(11)	1	—	(28)	205

For the year ended December 31, 2019

Allowances deducted from assets to which they apply:

Trade accounts receivable	65	4	—	1	(8)	62

Deferred tax assets	282	(33)	5	—	(11)	243

For the year ended December 31, 2018

Allowances deducted from assets to which they apply:

Trade accounts receivable	71	(6)	(4)	7	(3)	65

Deferred tax assets	228	(1)	(7)	76	(14)	282

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

The following table sets forth certain information concerning the principal executive officers of the Company, including their ages and positions.

			Year Assumed
Name	Age	Title	Present Title

Timothy J. Donahue	58	President and Chief Executive Officer	2016
Gerard H. Gifford	65	Executive Vice President and Chief Operating Officer	2017
Djalma Novaes, Jr.	60	President – Americas Division	2015
Didier Sourisseau	55	President – European Division	2017
Hock Huat Goh	66	President – Asia Pacific Division	2018
Robert H. Bourque, Jr.	50	President – Transit Packaging Division	2018
Thomas A. Kelly	61	Senior Vice President and Chief Financial Officer	2013
David A. Beaver	45	Vice President and Corporate Controller	2015

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Corporate Governance” and is incorporated herein by reference.

Crown Holdings, Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is set forth in the Company’s Proxy Statement within the sections entitled “Proxy Statement – Meeting, April 22, 2021” and “Common Stock Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information as of December 31, 2020 with respect to shares of the Company’s Common Stock that may be issued under its equity compensation plans:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	554,567	—	3,037,436
Equity compensation plans not approved by security holders
Total	554,567	—	3,037,436

(1)    Includes the 2013 Stock-Based Incentive Compensation Plan.

(2)     Includes 554,567 shares of deferred stock awarded from the 2013 Stock-Based Incentive Compensation Plan during each year from 2013 through 2020. The shares are time-vesting and will be issued up to four years from their grant date. The weighted-average exercise price in the table does not include these shares.

(3) Includes 2,811,806, 724,614 and 55,583 shares available for issuance at December 31, 2020 under the 2013 Stock Based Incentive Compensation Plan, the Company’s Employee Stock Purchase Plan and the Stock Compensation Plan for Non-Employee Directors.

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
(1)All Financial Statements (see Part II, Item 8)

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

Supplementary Information

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2020, 2019 and 2018

All other schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements.

(3)Exhibits

3.a    Articles of Incorporation of Crown Holdings, Inc., as amended (incorporated by reference to Exhibit 3.a of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50189)).

3.b    Amended and Restated By-Laws of Crown Holdings, Inc. (incorporated by reference to Exhibit 3.ii of the Registrant's Current Report on Form 8-K dated March 23, 2020 (File No. 000-50189)).

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

4.g    Form of Bearer Security Depositary Agreement (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3, dated November 26, 1996, amended December 5 and 10, 1996 (File No. 333-16869)).

4.h    Supplemental Indenture to Indenture dated December 17, 1996, dated as of February 25, 2003, between Crown Cork & Seal Company, Inc., as Issuer and Guarantor, Crown Cork & Seal Finance PLC, as Issuer, Crown Cork & Seal Finance S.A., as Issuer, Crown Holdings, Inc., as Additional Guarantor and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K dated February 26, 2003 (File No. 000-50189)).

4.i    Indenture, dated as of January 9, 2013, by and among Crown Americas LLC and Crown Americas Capital Corp. IV, as Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4 1/2% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated January 9, 2013 (File No. 000-50189)).

4.j    Form of 4 ½% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K Dated January 15, 2013 (File No. 000-50189)).

4.k     Indenture, dated as of July 8, 2014, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €650 million 4% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated July 11, 2014 (File No. 000-50189)).

4.l     Form of 4% Senior Notes due 2022 (included in Exhibit 4.p).

4.m    Indenture, dated as of September 15, 2016, by and among Crown European Holdings, S.A., as Issuer, the Guarantors named therein, U.S.. Bank National Association, as Trustee, and the other parties thereto, relating to the €600 million 2.625% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated September 19, 2016 (File No. 000-50189)).

4.n    Indenture, dated as of September 15, 2016, by and among Crown Americas LLC and Crown Americas Capital Corp. V, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the $400 million 4.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated September 19, 2016 (File No. 000-50189)).

4.o    Indenture, dated as of May 5, 2015, among Crown European Holdings S.A., the Guarantors (as defined therein), U.S. Bank National Association, as trustee, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as registrar and transfer agent, relating to the €600 million 3.375% Senior Notes due 2025 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated July 30, 2015 (File No. 000-50189)).

4.p    Amended & Restated Credit Agreement, dated April 7, 2017, by and among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc., Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG Canada Branch, Deutsche Bank AG London Branch, Deutsche Bank AG New York Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 000-50189)).

4.q    First Amendment to Amended and Restated Credit Agreement, dated as of December 28, 2017, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to

Crown Holdings, Inc.

therein (incorporated by reference to Exhibit 4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50189)).

4.r    Incremental Amendment No. 1, dated as of January 29, 2018, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017).

4.s    Indenture, dated as of January 26, 2018, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €335 million 2.250% Senior Notes due 2023 and the €500 million 2.875% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated February 1, 2018 (File No. 000-50189)).

4.t    Indenture, dated as of January 26, 2018, by and among Crown Americas LLC and Crown Americas Capital Corp. VI, as Issuers, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the $875 million 4.750% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated February 1, 2018 (File No. 000-50189)).

4.u    Registration Rights Agreement, dated as of January 26, 2018, by and among Crown Holdings, Inc., Crown Americas LLC and Crown Americas Capital Corp. VI, Citigroup Global Markets Inc., as representative of the initial purchasers, and the Guarantors (as defined therein), relating to the $875 million 4.750% Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K dated February 1, 2018 (File No. 000-50189)).

4.v    Second Amendment to Amended and Restated Credit Agreement, First Amendment to the U.S. Guarantee Agreement and First Amendment to U.S. Indemnity, Subrogation and Contribution Agreement, dated as of March 23, 2018, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc. and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG, London Branch, Deutsche Bank AG, Canada Branch, and various Lenders referred to therein (incorporated by reference to Exhibit 4.cc of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018).

4.w    Incremental Amendment No. 2 and Third Amendment to Amended and Restated Credit Agreement, dated as of December 13, 2019, among Crown Americas LLC, Crown European Holdings S.A., Crown Metal Packaging Canada LP, each of the Subsidiary Borrowers from time to time party thereto, Crown Holdings, Inc., Crown Cork & Seal Company, Inc., and Crown International Holdings, Inc., each other Credit Party from time to time party thereto, Deutsche Bank AG New York Branch, Deutsche Bank AG London Branch, Deutsche Bank AG, Canada Branch, and the various Lenders referred to therein (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K/A dated February 28, 2020 (File No. 000-50189)).

4.x    Indenture, dated as of October 31, 2019, by and among Crown European Holdings S.A., as Issuer, the Guarantors named therein, U.S. Bank National Association, as Trustee, and the other parties thereto, relating to the €550 million 0.750% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated November 4, 2019 (File No. 000-50189)).

4.y    Description of the Registrant's Securities (incorporated by reference to Exhibit 4.ff of the Registrant's Annual Report on Form 10-k for the year ended December 31, 2019 (File No. 000-50189)).

4.z    Other long-term agreements of the Registrant are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and the Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon its requests.

Crown Holdings, Inc.

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

(10) Amendment No.1 to Amend and Restate Senior Executive Retirement Agreement, effective October 21, 2020, between Crown Holdings, Inc. and Gerard Gifford (incorporated by reference to Exhibit 10.d of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020 (File No. 000-50189)).

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

Crown Holdings, Inc.

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

10.u Amendment No. 1, effective February 28, 2020, to the Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on From 10-Q for the quarter ended March 31, 2020 (File No. 000-50189)).

10.v    Amendment No. 2, effective February 25, 2021, to the Crown Holdings, Inc. 2013 Stock-Based Incentive Compensation Plan.

Exhibits 10.c through 10.t are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this Report.

21    Subsidiaries of Registrant.

22    List of Guarantors.

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

Crown Holdings, Inc.

101    The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the twelve months ended December 31, 2020, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2020, 2019 and 2018; (iii) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Changes in Shareholders' Equity for the twelve months ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.

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
David A. Beaver
Vice President and Corporate Controller
Date: February 26, 2021
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Donahue, Thomas A. Kelly and Adam J. Dickstein, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2020 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their respective substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ Timothy J. Donahue
Timothy J. Donahue	Director, President and Chief Executive Officer

/s/ Thomas A. Kelly
Thomas A. Kelly	Senior Vice President and Chief Financial Officer

/s/ David A. Beaver
David A. Beaver	Vice President and Corporate Controller

DIRECTORS

/s/ John W. Conway	/s/ Josef M. Müller
John W. Conway, Chairman of the Board	Josef M. Müller

/s/ Richard H. Fearon	/s/ B. Craig Owens
Richard H. Fearon	B. Craig Owens

/s/ Andrea J. Funk	/s/ Caesar F. Sweitzer
Andrea J. Funk	Caesar F. Sweitzer

/s/ Stephen J. Hagge	/s/ Jim L. Turner
Stephen J. Hagge	Jim L. Turner

/s/ Rose Lee	/s/ William S. Urkiel
Rose Lee	William S. Urkiel

/s/ James H. Miller	/s/ Dwayne A. Wilson
James H. Miller	Dwayne A. Wilson