Form 10-Q
period 2021-03-31
CROWN HOLDINGS INC
filed 2021-04-23
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

There were 134,898,957 shares of Common Stock outstanding as of April 21, 2021.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$3,078	$2,757
Cost of products sold, excluding depreciation and amortization	2,401	2,220
Depreciation and amortization	127	122
Selling and administrative expense	164	162
Restructuring and other	2	7
Income from operations	384	246
Other pension and postretirement	(1)	31
Interest expense	71	80
Interest income	(2)	(4)
Foreign exchange	(2)	(12)
Income before taxes	318	151
Provision for income taxes	75	38
Equity earnings in affiliates	2	1
Net income	245	114
Net income attributable to noncontrolling interests	(34)	(26)
Net income attributable to Crown Holdings	$211	$88

Earnings per common share attributable to Crown Holdings:
Basic	$1.58	$0.66
Diluted	$1.57	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$245	$114

Other comprehensive (loss) / income, net of tax:
Foreign currency translation adjustments	(35)	(319)
Pension and other postretirement benefits	15	257
Derivatives qualifying as hedges	15	(34)
Total other comprehensive loss	(5)	(96)

Total comprehensive income	240	18
Net income attributable to noncontrolling interests	(34)	(26)
Translation adjustments attributable to noncontrolling interests	1	3
Derivatives qualifying as hedges attributable to noncontrolling interests	(1)	2
Comprehensive income / (loss) attributable to Crown Holdings	$206	$(3)

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$588	$1,173
Receivables, net	1,868	1,783
Inventories	1,817	1,673
Prepaid expenses and other current assets	330	254
Total current assets	4,603	4,883

Goodwill	4,487	4,593
Intangible assets, net	1,793	1,880
Property, plant and equipment, net	4,190	4,198
Operating lease right-of-use assets, net	203	214
Other non-current assets	904	902
Total	$16,180	$16,670

Liabilities and equity
Current liabilities
Short-term debt	$80	$121
Current maturities of long-term debt	82	67
Current portion of operating lease liabilities	54	55
Accounts payable	2,500	2,845
Accrued liabilities	1,040	1,173
Total current liabilities	3,756	4,261

Long-term debt, excluding current maturities	7,875	8,023
Non-current portion of operating lease liabilities	153	164
Postretirement and pension liabilities	743	762
Other non-current liabilities	845	856
Commitments and contingent liabilities (Note J)
Noncontrolling interests	431	406
Crown Holdings shareholders’ equity	2,377	2,198
Total equity	2,808	2,604
Total	$16,180	$16,670

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income	$245	$114
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	127	122
Restructuring and other	2	7
Pension expense	12	43
Pension contributions	(5)	(5)
Stock-based compensation	11	10
Working capital changes and other	(777)	(898)
Net cash used for operating activities	(385)	(607)
Cash flows from investing activities
Capital expenditures	(135)	(110)
Net investment hedge	13	14
Proceeds from sale of property, plant and equipment	2	—
Net cash used for investing activities	(120)	(96)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	(13)	872
Proceeds from long-term debt	36	93
Payments of long-term debt	(26)	(12)
Foreign exchange derivatives related to debt	(4)	(5)
Payments of finance leases	(1)	(1)
Contributions from noncontrolling interests	—	2
Dividends paid to noncontrolling interests	(9)	(11)
Dividends paid to shareholders	(27)	—
Common stock issued	1	1
Common stock repurchased	(12)	(57)
Net cash (used for) / provided by financing activities	(55)	882
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(21)
Net change in cash, cash equivalents and restricted cash	(571)	158
Cash, cash equivalents and restricted cash at January 1	1,238	663
Cash, cash equivalents and restricted cash at March 31	$667	$821

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2021	$929	$179	$4,538	$(3,193)	$(255)	$2,198	$406	$2,604
Net income			211			211	34	245
Other comprehensive loss				(5)		(5)		(5)
Dividends paid to shareholders			(27)			(27)		(27)
Dividends paid to noncontrolling interests						—	(9)	(9)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		11				11		11
Common stock issued		1				1		1
Common stock repurchased		(11)			(1)	(12)		(12)
Balance at March 31, 2021	$929	$179	$4,722	$(3,198)	$(255)	$2,377	$431	$2,808

Balance at January 1, 2020	$929	$207	$3,959	$(3,131)	$(251)	$1,713	$379	$2,092
Net income			88			88	26	114
Other comprehensive loss				(91)		(91)	(5)	(96)
Dividends paid to noncontrolling interests						—	(11)	(11)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		10				10		10
Common stock issued		1				1		1
Common stock repurchased		(52)			(5)	(57)		(57)
Balance at March 31, 2020	$929	$165	$4,047	$(3,222)	$(255)	$1,664	$389	$2,053

The accompanying notes are an integral part of these consolidated financial statements

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of March 31, 2021 and the results of its operations for the three months ended March 31, 2021 and 2020 and of its cash flows for the three months ended March 31, 2021 and 2020. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

B.Accounting and Reporting Developments

On January 1, 2021, the Company adopted new guidance to simplify the accounting for income taxes by, among other things, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws. The guidance did not have a material impact on the Company's consolidated financial statements.

C.     Subsequent Event

On April 8, 2021, the Company entered into a Share and Asset Purchase Agreement which provides for the sale (the “Transaction”) of its European Tinplate business (the “Business”) to Kouti B.V., an affiliate of KPS Capital Partners LP. The Business comprises the Company’s European Food segment and its European Aerosol and Promotional Packaging reporting unit which is reported in the Company's other segments. In 2020, the Business had net sales of $2,183. The Company expects to receive pre-tax proceeds of approximately €1.9 billion ($2.2 billion at March 31, 2021) from the Transaction and retain a 20% minority interest in the Business.

The completion of the Transaction is subject to the fulfillment of various conditions, including, among others, receipt of approvals from antitrust regulators in certain jurisdictions. Completion of the Transaction is expected to occur during the third quarter of 2021. However, given the number of jurisdictions in which antitrust approval is required, there is no assurance that the Transaction can be completed on that timeframe.

Beginning with the quarterly period ended June 30, 2021, the assets and liabilities of the Business will be presented as held for sale in the Company's Consolidated Balance Sheet and the results of operations will be reported as discontinued operations in the Consolidated Statement of Operations.

Crown Holdings, Inc.

D.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$588	$1,173

Restricted cash included in prepaid expenses and other current assets	78	64
Restricted cash included in other non-current assets	1	1
Total restricted cash	79	65

Total cash, cash equivalents and restricted cash	$667	$1,238

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

E.    Receivables

	March 31, 2021	December 31, 2020
Accounts receivable	$1,316	$1,297
Less: allowance for credit losses	(62)	(59)
Net trade receivables	1,254	1,238
Unbilled receivables	338	294
Miscellaneous receivables	276	251
Receivables, net	$1,868	$1,783

F.    Inventories

Inventories are stated at the lower of cost or market, with cost principally determined under the first-in first-out ("FIFO") or average cost method.

	March 31, 2021	December 31, 2020
Raw materials and supplies	$1,018	$1,003
Work in process	185	164
Finished goods	614	506
	$1,817	$1,673

Crown Holdings, Inc.

G.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	March 31, 2021			December 31, 2020
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,623	$(488)	$1,135	$1,661	$(470)	$1,191
Trade names	553	(70)	483	565	(65)	500
Technology	162	(72)	90	165	(67)	98
Long term supply contracts	137	(57)	80	142	(55)	87
Patents	17	(12)	5	16	(12)	4
	$2,492	$(699)	$1,793	$2,549	$(669)	$1,880

Total amortization expense of intangible assets for the three ended March 31, 2021 and 2020 was $47 and $45.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended
	March 31,
	2021	2020
Restructuring	$8	$3
Other (income) / costs	(8)	3
Transaction costs	2	—
Asset impairments and sales	—	1
	$2	$7

At March 31, 2021, the Company had restructuring accruals of $18, primarily related to headcount reductions in its European and Transit Packaging divisions. The Company expects to pay these amounts over the next twelve months.

I.    Asbestos-Related Liabilities

Crown Cork & Seal Company, Inc. (“Crown Cork”) is one of many defendants in a substantial number of lawsuits filed throughout the U.S. by persons alleging bodily injury as a result of exposure to asbestos. These claims arose from the insulation operations of a U.S. company, the majority of whose stock Crown Cork purchased in 1963. Approximately ninety days after the stock purchase, this U.S. company sold its insulation assets and was later merged into Crown Cork.r

Prior to 1998, amounts paid to asbestos claimants were covered by a fund made available to Crown Cork under a 1985 settlement with carriers insuring Crown Cork through 1976, when Crown Cork became self-insured. The fund was depleted in 1998 and the Company has no remaining coverage for asbestos-related costs.

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

During the three months ended March 31, 2021, the Company paid $2 to settle asbestos claims and pay related legal and defense costs and had claims activity as follows:

Beginning claims	56,000
New claims	500
Settlements or dismissals	(100)
Ending claims	56,400

In the fourth quarter of each year, the Company performs an analysis of outstanding claims and categorizes these claims by year of exposure and state filed. As of December 31, 2020, the Company's outstanding claims were:

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

Crown Holdings, Inc.

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

As of December 31, the percentage of outstanding claims related to claimants alleging serious diseases (primarily mesothelioma and other malignancies) were as follows:

	2020	2019
Total claims	23%	22%
Pre-1964 claims in states without asbestos legislation	41%	41%

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of March 31, 2021.

As of March 31, 2021, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $249, including $207 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

It is reasonably possible that the actual loss could be in excess of the Company’s accrual. However, the Company is unable to estimate the reasonably possible loss in excess of its accrual due to uncertainty in the following assumptions that underlie the Company’s accrual and the possibility of losses in excess of such accrual: the amount of damages sought by the claimant (which was not specified for approximately 81% of the claims outstanding at the end of 2020), the Company and claimant’s willingness to negotiate a settlement, the terms of settlements of other defendants with asbestos-related liabilities, the bankruptcy filings of other defendants (which may result in additional claims and higher settlements for non-bankrupt defendants), the nature of pending and future claims (including the seriousness of alleged disease, whether claimants allege first exposure to asbestos before or during 1964 and the claimant’s ability to demonstrate the alleged link to Crown Cork), the volatility of the litigation environment, the defense strategies available to the Company, the level of future claims, the rate of receipt of claims, the jurisdiction in which claims are filed, and the effect of state asbestos legislation (including the validity and applicability of the Pennsylvania legislation to non-Pennsylvania jurisdictions, where the substantial majority of the Company’s asbestos cases are filed).

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

Crown Holdings, Inc.

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

At March 31, 2021, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Crown Holdings, Inc.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at March 31, 2021 mature between one and twenty-two months.

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

	Amount of gain/(loss) recognized in OCI
	Three Months Ended March 31,
Derivatives in cash flow hedges	2021	2020
Foreign exchange	$(1)	$1
Interest Rate	1	(1)
Commodities	25	(39)
	$25	$(39)

	Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended March 31,
Derivatives in cash flow hedges	2021	2020	Affected line items in the Statement of Operations
Foreign exchange	$—	$(1)	Net sales
Commodities	4	3	Net sales
Foreign exchange	—	(1)	Cost of products sold
Commodities	(19)	(10)	Cost of products sold
	(15)	(9)	Income before taxes
	4	2	Provision for income taxes
Total reclassified	$(11)	$(7)	Net income

For the twelve-month period ending March 31, 2022, a net gain of $49 ($39, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No amounts were reclassified during the three months ended March 31, 2021 and 2020 in connection with anticipated transactions that were no longer considered probable.

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

For the three months ended March 31, 2021 and 2020, the Company recorded a gain of $7 and loss of less than $1 from foreign exchange contracts designated as fair value hedges. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

	Pre-tax amounts of gain/(loss) recognized in income on derivative
	Three Months Ended March 31,
Derivatives not designated as hedges	2021	2020	Affected line item in the Statement of Operations
Foreign exchange	$(1)	$(1)	Net sales
Foreign exchange	1	1	Cost of products sold
Foreign exchange	(13)	6	Foreign exchange
	$(13)	$6

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three months ended March 31, 2021 and 2020, the Company recorded a gain of $54 ($54, net of tax) and a gain of $26 ($26, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. As of March 31, 2021 and December 31, 2020, cumulative gains of $21 ($44, net of tax) and losses of $33 ($10, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedged net investment was €1,115 ($1,308) at March 31, 2021.

The following tables set forth the impact on AOCI from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI
	Three months ended March 31,
Derivatives designated as net investment hedges	2021	2020
Foreign exchange	$22	$61

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

    Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

Crown Holdings, Inc.

	Balance Sheet classification	March 31, 2021	December 31, 2020	Balance Sheet classification	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$20	$9	Accrued liabilities	$22	$8
	Other non-current assets	—	—	Other non-current liabilities	—	1
Foreign exchange contracts fair value	Other current assets	5	2	Accrued liabilities	2	6
Commodities contracts cash flow	Other current assets	69	45	Accrued liabilities	21	11
	Other non-current assets	6	4	Other non-current liabilities	1	—
Interest rate contracts cash flow	Other non-current assets	—	—	Other non-current liabilities	1	2
Net investment hedge	Other non-current assets	26	7	Other non-current liabilities	11	20
		$126	$67		$58	$48
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$9	$9	Accrued liabilities	$14	$4
		$9	$9		$14	$4

Total derivatives		$135	$76		$72	$52

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged assets / liabilities
	March 31, 2021	December 31, 2020
Line item in the Balance Sheet in which the hedged item is included
Cash and cash equivalents	$23	$22
Receivables, net	35	11
Accounts payable	136	100

As of March 31, 2021, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities was a loss of $3. As of December 31, 2020, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities was a gain of $4.

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

Crown Holdings, Inc.

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at March 31, 2021
Derivative assets	$135	$22	$113
Derivative liabilities	72	22	50

Balance at December 31, 2020
Derivative assets	76	11	65
Derivative liabilities	52	11	41

    Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 were:

	March 31, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Foreign exchange	$932	$1,127
Commodities	216	248
Interest rate	200	200
Derivatives designated as fair value hedges:
Foreign exchange	280	183
Derivatives designated as net investment hedges:
Foreign exchange	1,075	1,075
Derivatives not designated as hedges:
Foreign exchange	723	722

Crown Holdings, Inc.

L.    Debt

    The Company's outstanding debt was as follows:

	March 31, 2021		December 31, 2020
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$80	$80	$121	$121

Long-term debt
Senior secured borrowings:
Revolving credit facilities	26	26	—	—
Term loan facilities
U.S. dollar at LIBOR + 1.2% due 2024	1,022	1,017	1,029	1,023
Euro at EURIBOR + 1.2% due 2024[1]	368	368	387	387
Senior notes and debentures:
€650 at 4.0% due 2022	762	760	794	791
U. S. dollar at 4.50% due 2023	1,000	997	1,000	997
€335at 2.25% due 2023	393	391	409	407
€550 at 0.75% due 2023	645	642	671	666
€600 at 2.625% due 2024	704	700	733	729
€600 at 3.375% due 2025	704	699	733	728
U.S. dollar at 4.25% due 2026	400	396	400	396
U.S. dollar at 4.75% due 2026	875	865	875	865
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	586	580	610	603
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	128	128	110	110
Total long-term debt	8,003	7,957	8,141	8,090
Less current maturities	(82)	(82)	(67)	(67)
Total long-term debt, less current maturities	$7,921	$7,875	$8,074	$8,023
(1) €314 and €317 at March 31, 2021 and December 31, 2020
The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $8,414 at March 31, 2021 and $8,617 at December 31, 2020.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
Pension benefits – U.S. plans	2021	2020
Service cost	$5	$5
Interest cost	6	10
Expected return on plan assets	(15)	(18)
Recognized net loss	15	14
Net periodic cost	$11	$11

Crown Holdings, Inc.

	Three Months Ended
	March 31,
Pension benefits – Non-U.S. plans	2021	2020
Service cost	$3	$3
Interest cost	9	14
Expected return on plan assets	(20)	(31)
Settlement loss	—	37
Recognized net loss	9	9
Net periodic cost	$1	$32

	Three Months Ended
	March 31,
Other postretirement benefits	2021	2020
Interest cost	$1	$1
Recognized prior service credit	(7)	(6)
Recognized net loss	1	1
Net periodic benefit	$(5)	$(4)

In the three months ended March 31, 2020, the Company recorded settlement charges related to the payment of lump sum buy-outs to settle certain non-U.S. pension obligations using plan assets.

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

    The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended
	March 31,
Details about accumulated other comprehensive income components	2021	2020	Affected line items in the statement of operations
Actuarial losses	$25	$24	Other pension and postretirement
Settlements	—	37	Other pension and postretirement
Prior service credit	(7)	(6)	Other pension and postretirement
	18	55	Income before taxes
	(3)	(4)	Provision for income taxes
Total reclassified	$15	$51	Net income

Crown Holdings, Inc.

N.    Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2020	$(1,449)	$(1,668)	$(14)	$(3,131)
Other comprehensive income / (loss) before reclassifications	206	(316)	(39)	(149)
Amounts reclassified from accumulated other comprehensive income	51	—	7	58
Other comprehensive income / (loss)	257	(316)	(32)	(91)
Balance at March 31, 2020	$(1,192)	$(1,984)	$(46)	$(3,222)

Balance at January 1, 2021	$(1,464)	$(1,759)	$30	$(3,193)
Other comprehensive (loss) / income before reclassifications	—	(34)	25	(9)
Amounts reclassified from accumulated other comprehensive income	15	—	(11)	4
Other comprehensive income / (loss)	15	(34)	14	(5)
Balance at March 31, 2021	$(1,449)	$(1,793)	$44	$(3,198)

See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

O.     Revenue

For the three months ended March 31, 2021 and 2020, the Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2021	2020
Revenue recognized over time	$1,628	$1,475
Revenue recognized at a point in time	1,450	1,282
Total revenue	$3,078	$2,757

See Note Q for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract Assets
The Company recorded contract assets of $52 and $37 in prepaid and other current assets as of March 31, 2021 and December 31, 2020. For the three months ended March 31, 2021, the Company recorded new contract assets related to customized work-in-process inventory in the Company's equipment business.

Crown Holdings, Inc.

P.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended
	March 31,
	2021	2020
Net income attributable to Crown Holdings	$211	$88
Weighted average shares outstanding:
Basic	133.6	134.1
Dilutive restricted stock	1.0	0.9
Diluted	134.6	135.0
Basic earnings per share	$1.58	$0.66
Diluted earnings per share	$1.57	$0.65

For the three months ended March 31, 2020, 0.4 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

The Company declared and paid cash dividends of $.20 per share for the three months ended March 31, 2021. Additionally, on April 22, 2021, the Company's Board of Directors declared a dividend of $.20 per share payable on May 20, 2021 to shareholders of record on May 6, 2021.

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

	External Sales
	Three Months Ended
	March 31,
	2021	2020
Americas Beverage	$993	$871
European Beverage	389	346
European Food	460	402
Asia Pacific	331	301
Transit Packaging	557	522
Total reportable segments	2,730	2,442
Other segments	348	315
Total	$3,078	$2,757

The primary sources of revenue included in other segments are the Company's food can and closures business in North America, aerosol can businesses in North America and Europe, its promotional packaging business in Europe, and its tooling and equipment operations in the U.S. and U.K.

Crown Holdings, Inc.

	Intersegment Sales
	Three Months Ended
	March 31,
	2021	2020
Americas Beverage	$—	$6
European Beverage	36	1
European Food	32	21
Transit Packaging	7	4
Total reportable segments	75	32
Other segments	38	29
Total	$113	$61

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income
	Three Months Ended
	March 31,
	2021	2020
Americas Beverage	$188	$134
European Beverage	62	39
European Food	63	33
Asia Pacific	52	45
Transit Packaging	70	66
Total reportable segments	$435	$317

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended
	March 31,
	2021	2020
Segment income of reportable segments	$435	$317
Segment income of other segments	37	19
Corporate and unallocated items	(39)	(38)
Restructuring and other	(2)	(7)
Amortization of intangibles	(47)	(45)
Other pension and postretirement	1	(31)
Interest expense	(71)	(80)
Interest income	2	4
Foreign exchange	2	12
Income before income taxes	$318	$151

For the three months ended March 31, 2021 and 2020, intercompany profits of $2 and less than $1 were eliminated within segment income of other segments.

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as stock-based compensation.

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three months ended March 31, 2021 compared to 2020 and changes in financial condition and liquidity from December 31, 2020. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, along with the consolidated financial statements and related notes included in and referred to within this report.

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

For several years, global industry demand for beverage cans has been growing. In North America, beverage can growth has accelerated in recent years mainly due to the outsized portion of new beverage products being introduced in cans versus other packaging formats. In addition, markets such as Brazil, Europe, Mexico and Southeast Asia have also experienced higher volumes and market expansion, although volumes in certain of those markets were negatively affected by the impact of the coronavirus pandemic in 2020. The Company continues to invest in capacity expansion to meet the accelerating demand.

The Company's primary capital allocation focus has been to reduce leverage, as was successfully accomplished following previous acquisitions, and to begin to return capital to its shareholders. In April 2021, the Company announced an agreement to sell its European Tinplate business (the "Business"). The Business comprises the Company’s European Food segment and its European Aerosol and Promotional Packaging reporting unit which is reported in the Company's other segments. The Company will receive pre-tax proceeds of approximately €1.9 billion ($2.2 billion at March 31, 2021) from the transaction and retain a 20% ownership stake in the business. The Company expects to use the net proceeds, after closing working capital adjustments, taxes and other transaction related costs, to further reduce debt, fund capital projects and repurchase shares over time under the $1.5 billion share repurchase program approved by its Board in February 2021.

Beginning with the quarterly period ended June 30, 2021, the results of operations will be reported as discontinued operations in the Consolidated Statement of Operations. In connection with the sale, it is possible that the Company records additional charges that could be material.

In response to the ongoing coronavirus pandemic, the Company continues to take actions to ensure the safety of its employees.  The Company has increased safety measures in its manufacturing facilities to protect the safety of its employees and the products they produce.  In addition, as many employees as possible are working remotely.

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

The Company continues to actively elevate its industry-leading commitment to sustainability, which is a core value of the Company. In 2020, the Company debuted Twentyby30, a robust program that outlines twenty measurable environmental, social and governance goals to be completed by 2030 or sooner.

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

Net Sales and Segment Income

	Three Months Ended
	March 31,
	2021	2020
Net sales	$3,078	$2,757

Three months ended March 31, 2021 compared to 2020

Net sales increased primarily due to higher sales unit volumes across each of the Company's businesses and $92 from the impact of foreign currency translation.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets have experienced recent growth due to the introduction of new beverage products in cans versus other packaging formats. To meet volume requirements in these markets, the Company began commercial production on a new beverage can line at its Toronto, Ontario plant in January 2020 and on the third line at its Nichols, NY facility in June 2020. Additionally, the Company has announced a new beverage can facility in Bowling Green, Kentucky, with the first line expected to begin production in the second quarter of 2021 and a second line scheduled for a late third quarter 2021 start-up. To meet the expanding requirements of specialty cans in the Pacific Northwest, the Company will construct a third line in its Olympia, Washington plant which is scheduled to begin production during the third quarter of 2021. The Company also announced construction of a new facility in Henry County, Virginia which is expected to commence operations during the second quarter of 2022.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. The Company will construct a second line at its Rio Verde, Brazil facility that is expected to commence operations during the fourth quarter of 2021. The Company has also begun construction of a two-line facility in Minas Gerais, Brazil, with the first line expected to begin production during the second quarter of 2022 and the second line scheduled to start up during the fourth quarter of 2022.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

    Net sales and segment income in the Americas Beverage segment were as follows:

	Three Months Ended
	March 31,
	2021	2020
Net sales	$993	$871
Segment income	188	134

Three months ended March 31, 2021 compared to 2020

Net sales increased primarily due to 9% higher sales unit volumes and the pass-through of higher aluminum costs.

Segment income increased primarily due to higher sales unit volumes and improved pricing.

European Beverage

The Company's European Beverage segment manufactures steel and aluminum beverage cans and ends and supplies a variety of customers from its operations throughout Europe, the Middle East and North Africa. In recent years, the Western European beverage can markets have been growing. In the second quarter of 2020, two beverage can lines in the Seville, Spain plant began commercial production of aluminum cans.

Net sales and segment income in the European Beverage segment were as follows:

	Three Months Ended
	March 31,
	2021	2020
Net sales	$389	$346
Segment income	62	39

Three months ended March 31, 2021 compared to 2020

Net sales increased due to $21 from the impact of foreign currency translation, 6% higher sales unit volumes and the pass-through of higher aluminum costs.

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

Net sales and segment income in the European Food segment were as follows:

	Three Months Ended
	March 31,
	2021	2020
Net sales	$460	$402
Segment income	63	33

Three months ended March 31, 2021 compared to 2020

Net sales increased primarily due to $36 from the impact of foreign currency translation and 6% higher sales unit volumes.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)
Segment income increased as the three months ended March 31, 2020 included charges of $18 from the carryover of higher tinplate costs from the prior year that did not recur in 2021. Additionally, segment income increased due to higher sales unit volumes and $5 from the impact of foreign currency translation.
Asia Pacific
The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. In 2020, however, industry volumes decreased due to the impact of the coronavirus pandemic. The Company began commercial production at a one-line beverage can plant in Nong Khae, Thailand in July 2020. Additionally, the Company has begun construction of a one-line beverage can plant in Vung Tao, Vietnam, that is expected to begin commercial production in September 2021.

    Net sales and segment income in the Asia Pacific segment were as follows:

	Three Months Ended
	March 31,
	2021	2020
Net sales	$331	$301
Segment income	52	45

Three months ended March 31, 2021 compared to 2020

Net sales increased due to 8% higher sales unit volumes and $6 from the impact of foreign currency translation.

Segment income increased primarily due to higher sales unit volumes.

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

Net sales and segment income in the Transit Packaging segment were as follows:

	Three Months Ended
	March 31,
	2021	2020
Net sales	$557	$522
Segment income	70	66

Three months ended March 31, 2021 compared to 2020

Net sales increased primarily due to $17 from the impact of foreign currency translation, higher sales unit volumes and the pass-through of higher raw material prices.

Segment income increased primarily due to higher sales unit volumes.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Other Segments

The Company's other segments include its food can and closures businesses in North America, its aerosol can businesses in North America and Europe, and its tooling and equipment operations in the U.S. and U.K.

Net sales and segment income in non-reportable segments were as follows:

	Three Months Ended
	March 31,
	2021	2020
Net sales	$348	$315
Segment income	37	19

Three months ended March 31, 2021 compared to 2020

Net sales increased primarily due to higher sales in the Company's beverage can equipment operations, the pass-through of higher tinplate costs and $8 from the impact of foreign currency translation.

Segment income increased due to higher sales in the Company's beverage can equipment operations and lower tinplate carryover costs as compared to the three months ended March 31, 2020.

Corporate and Unallocated Expense

	Three Months Ended
	March 31,
	2021	2020
Corporate and unallocated expense	$(39)	$(38)

Corporate and unallocated expenses were comparable for the three months ended March 31, 2021 compared to 2020.

    Interest Expense

For the three months ended March 31, 2021 compared to 2020, interest expense decreased from $80 to $71 due to lower interest rates and outstanding debt balances.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2021 compared to 2020, net income attributable to noncontrolling interests increased from $26 to $34 due to higher earnings in the Company's beverage can operations in Brazil.

Liquidity and Capital Resources

Cash from Operations

Cash used for operating activities decreased from $607 for the three months ended March 31, 2020 to $385 for the three months ended March 31, 2021. The decrease in cash used for operating activities was primarily due to higher earnings and changes in working capital.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was 36 days as of March 31, 2020 compared to 37 days as of March 31, 2021.

Inventory turnover was 65 days at March 31, 2020 compared to 63 days at March 31, 2021. Inventory turnover at March 31, 2021 was comparable to 64 days at December 31, 2020.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

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

Days outstanding for trade payables was 85 days at March 31, 2020 compared to 88 days at March 31, 2021.
Investing Activities

Cash used for investing activities increased from $96 for the three months ended March 31, 2020 to $120 for the three months ended March 31, 2021 primarily due to increased capital expenditures related to capacity expansion projects in the Americas Beverage segment.

The Company currently expects capital expenditures in 2021 to be approximately $900.

Financing Activities

Financing activities provided cash of $882 for the three months ended March 31, 2020 and used cash of $55 for the three months ended March 31, 2021. The Company had higher net borrowings and repurchased $57 of capital stock in 2020. During the three months ended March 31, 2021, the Company paid dividends to stockholders of $27.

Liquidity

As of March 31, 2021, $525 of the Company's $588 of cash and cash equivalents was located outside the U.S. The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $447 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental taxes on the repatriated funds.

As of March 31, 2021, the Company had $1,561 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less borrowings of $26 and outstanding standby letters of credit of $63. The Company could have borrowed this amount at March 31, 2021 and still have been in compliance with its leverage ratio covenants. The Company's net total leverage ratio, as defined by the credit agreement, of 3.71 to 1.0 at March 31, 2021 was in compliance with the covenant requiring a ratio of no greater than 5.0 to 1.0. The required net total leverage ratio under the agreement reduces to 4.5 to 1.0 at December 31, 2022.

    Capital Resources

As of March 31, 2021, the Company had approximately $215 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash flows from operations and proceeds from the sale of its European Tinplate business.

Contractual Obligations

During the three months ended March 31, 2021 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which information is incorporated herein by reference.

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

Crown Cork Obligor Group

Three Months Ended
March 31, 2021
Net sales	$—
Gross Profit	—
Income from operations	(3)
Net income[1]	(18)
Net income attributable to Crown Holdings[1]	(18)
(1) Includes $9 of expense related to intercompany interest with non-guarantor subsidiaries

	March 31, 2021	December 31, 2020
Current assets	$14	$12
Non-current assets	104	118
Current liabilities	53	63
Non-current liabilities[1]	4,345	4,305
(1) Includes payables of $3,663 and $3,623 due to non-guarantor subsidiaries as of March 31, 2021 and December 31, 2020

Crown Americas Obligor Group

Three Months Ended
March 31, 2021
Net sales[1]	$1,017
Gross profit[2]	172
Income from operations[2]	64
Net income[3]	8
Net income attributable to Crown Holdings[3]	8
(1) Includes $110 of sales to non-guarantor subsidiaries
(2) Includes $11 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $17 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

	March 31, 2021	December 31, 2020
Current assets[1]	$921	$917
Non-current assets[2]	3,307	3,248
Current liabilities[3]	1,028	1,081
Non-current liabilities[4]	4,561	4,491
(1) Includes receivables of $42 and $45 due from non-guarantor subsidiaries as of March 31, 2021 and December 31, 2020
(2) Includes receivables of $157 and $142 due from non-guarantor subsidiaries as of March 31, 2021 and December 31, 2020
(3) Includes payables of $46 and $54 due to non-guarantor subsidiaries as of March 31, 2021 and December 31, 2020
(4) Includes payables of $130 and $31 due to non-guarantor subsidiaries as of March 31, 2021 and December 31, 2020

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

Actual results could differ from these estimates and assumptions, impacting the reported results of operations and financial condition of the Company. Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note A to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 describe the significant accounting estimates and policies used in the preparation of the consolidated financial statements. Updates to the Company's accounting policies related to new accounting pronouncements are included in Note B to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Forward Looking Statements

Statements included herein, including, but not limited to, those in “Management's Discussion and Analysis of Financial Condition and Results of Operations” (such as statements regarding the Company's expectation and ability to pay quarterly dividends in the future or statements regarding the Company's initiation of a share repurchase program) and in the discussions of asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which are not historical facts (including any statements concerning the direct or indirect impact of coronavirus, plans, the sale of the Company's European tinplate business (including whether the sale will ultimately be consummated within the expected timeframe or at all and whether the sale will ultimately prove to be beneficial to the Company) and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

A discussion of important factors that could cause the actual results of operations or financial condition of the Company to differ from expectations has been set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 within Part II, Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Forward Looking Statements” and is incorporated herein by reference. Some of the factors are also discussed elsewhere in this Form 10-Q (including under Item 1A of Part II below) and in prior Company filings with the SEC. In addition, other factors have been or may be discussed from time to time in the Company's SEC filings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at March 31, 2021, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2021, the Company had $1.5 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $4 million before tax.

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

Crown Holdings, Inc.

Item 1A. Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of equity securities during the three months ended March 31, 2021. The table excludes 117,296 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended March 31, 2021.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs as of the end of the period (millions of dollars)
February	—	—	—	$1,500
March	—	—	—	1,500
	—		—

In February 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1.5 billion of Company common stock through the end of 2023. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended March 31, 2021.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On April 21, 2021, the Company entered into Amendment No. 1 to the Senior Executive Retirement Agreement with Didier Sourisseau, dated April 1, 2017 (the “SERP Amendment”). The SERP Amendment provides that Mr. Sourisseau’s retirement benefit under the Company’s Senior Executive Retirement Plan will become fully vested upon the completion of the sale of the Company’s European tinplate business (the “Transaction”), provided that Mr. Sourisseau remains in continuous employment with the Company through the completion of the Transaction. The SERP Amendment is attached as an exhibit to this Form 10-Q and is incorporated herein by reference.

Submission of Matters to a Vote of Security Holders

(a) Crown Holdings, Inc. (the “Company”) held its Annual Meeting of Shareholders on April 22, 2021 (the “Annual Meeting”). As of March 2, 2021, the record date for the meeting, 134,912,097 shares of Common Stock, par value $5.00 per share, of the Company (“Common Stock”) were issued and outstanding. A quorum of 116,307,905 shares of Common Stock were present or represented at the meeting.

Crown Holdings, Inc.

(b) The following individuals were nominated and elected to serve as directors:

John W. Conway, Timothy J. Donahue, Richared H. Fearon, Andrea J. Funk, Stephen J. Hagge, Rose Lee, James H. Miller, Josef M. Müller, B. Craig Owens, Caesar F. Sweitzer, Jim L. Turner, William S. Urkiel and Dwayne A. Wilson.

At the Annual Meeting, the Company’s shareholders voted on the three matters below as follows:

1)The Company's shareholders elected the following directors pursuant to the following vote:

Directors	Votes For	Votes Withheld	Broker Non-Vote

John W. Conway	109,708,730	2,045,739	4,553,436

Timothy J. Donahue	110,698,696	1,055,773	4,553,436

Richard H. Fearon	110,582,131	1,172,338	4,553,436

Andrea J. Funk	110,805,454	949,015	4,553,436

Stephen J. Hagge	110,663,553	1,090,916	4,553,436

Rose Lee	110,623,770	1,130,699	4,553,436

James H. Miller	105,149,913	6,604,556	4,553,436

Josef M. Müller	110,284,493	1,469,976	4,553,436

B. Craig Owens	111,066,059	688,410	4,553,436

Caesar F. Sweitzer	110,346,109	1,408,360	4,553,436

Jim L. Turner	106,250,758	5,503,711	4,553,436

William S. Urkiel	107,682,585	4,071,884	4,553,436

Dwayne A. Wilson	111,361,209	393,260	4,553,436

2)The Company's shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December 31, 2021 pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
108,816,878	7,355,330	135,697	—

Crown Holdings, Inc.

3)The Company's shareholders approved by non-binding advisory vote, the resolution on executive compensation (as further described in the Company's 2021 Proxy Statement) pursuant to the following vote:

Votes For	Votes Against	Votes Abstaining	Broker Non-Vote
103,795,888	7,776,515	182,066	4,553,436

Item 6.    Exhibits

10.w
Share and Asset Purchase Agreement, dated as of April 8, 2021, by and among the Company, Crown Cork & Seal Deutschland Holdings GmbH, Blitz F21-387 GmbH, Kouti B.V. and Macsco 20.10 Limited (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated April 13, 2021 (File No. 000-50189)).

10(d) (11)	Amendment No. 1 to Senior Executive Retirement Agreement, effective as of April 21, 2021, by and between Crown Holdings, Inc. and Didier Sourisseau.

22	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iii) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Changes in Equity for the three months ended March 31, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)
Date: April 23, 2021