Form 10-Q
period 2021-06-30
CROWN HOLDINGS INC
filed 2021-07-23
CIK 1219601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

There were 131,367,768 shares of Common Stock outstanding as of July 22, 2021.

Crown Holdings, Inc.

PART I – FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$2,856	$2,137	$5,420	$4,443
Cost of products sold, excluding depreciation and amortization	2,244	1,704	4,226	3,536
Depreciation and amortization	111	102	223	210
Selling and administrative expense	147	120	290	262
Restructuring and other	(31)	3	(31)	9
Income from operations	385	208	712	426
Other pension and postretirement	(2)	12	(3)	43
Interest expense	68	73	137	151
Interest income	(1)	(1)	(3)	(5)
Foreign exchange	1	(4)	(1)	(17)
Income from continuing operations before taxes	319	128	582	254
Provision for income taxes	146	39	211	73
Equity earnings in affiliates	3	2	5	3
Net income from continuing operations	176	91	376	184
Net (loss) / income from discontinued operations	(3)	50	42	71
Net income	173	141	418	255
Net income from continuing operations attributable to noncontrolling interests	(45)	(15)	(78)	(41)
Net income from discontinued operations attributable to noncontrolling interests	—	—	(1)	—
Net income attributable to Crown Holdings	$128	$126	$339	$214

Net income from continuing operations attributable to Crown Holdings	$131	$76	$298	$143
Net (loss) / income from discontinued operations attributable to Crown Holdings	(3)	50	41	71
Net income attributable to Crown Holdings	$128	$126	$339	$214

Earnings per common share attributable to Crown Holdings:
Basic earnings per common share from continuing operations	0.98	0.57	2.23	1.07
Basic earnings per common share from discontinued operations	(0.02)	0.38	0.31	0.53
Basic	$0.96	$0.95	$2.54	$1.60

Diluted earnings per common share from continuing operations	0.97	0.57	2.22	1.06
Diluted earnings per common share from discontinued operations	(0.02)	0.37	0.30	0.53
Diluted	$0.95	$0.94	$2.52	$1.59

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$173	$141	$418	$255

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	44	22	9	(297)
Pension and other postretirement benefits	15	(20)	30	237
Derivatives qualifying as hedges	17	22	32	(12)
Total other comprehensive loss	76	24	71	(72)

Total comprehensive income	249	165	489	183
Net income attributable to noncontrolling interests	(45)	(15)	(79)	(41)
Translation adjustments attributable to noncontrolling interests	—	(2)	1	1
Derivatives qualifying as hedges attributable to noncontrolling interests	(1)	(1)	(2)	1
Comprehensive income attributable to Crown Holdings	$203	$147	$409	$144

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED BALANCE SHEETS (Condensed)
(In millions)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$566	$1,173
Receivables, net	1,766	1,479
Inventories	1,492	1,263
Prepaid expenses and other current assets	295	202
Current assets held for sale	2,986	786
Total current assets	7,105	4,903

Goodwill	3,119	3,146
Intangible assets, net	1,651	1,755
Property, plant and equipment, net	3,783	3,652
Operating lease right-of-use assets, net	179	171
Other non-current assets	858	885
Non-current assets held for sale	—	2,179
Total	$16,695	$16,691

Liabilities and equity
Current liabilities
Short-term debt	$76	$104
Current maturities of long-term debt	94	67
Current portion of operating lease liabilities	42	43
Accounts payable	2,236	2,142
Accrued liabilities	946	903
Current liabilities held for sale	1,120	1,024
Total current liabilities	4,514	4,283

Long-term debt, excluding current maturities	7,879	8,023
Non-current portion of operating lease liabilities	141	132
Postretirement and pension liabilities	661	680
Other non-current liabilities	776	766
Non-current liabilities held for sale	—	203
Commitments and contingent liabilities (Note J)
Noncontrolling interests	462	406
Crown Holdings shareholders’ equity	2,262	2,198
Total equity	2,724	2,604
Total	$16,695	$16,691

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Condensed)
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income	$418	$255
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	239	239
Loss on classification as held for sale	70	—
Restructuring and other	(23)	10
Pension expense	25	69
Pension contributions	(11)	(11)
Stock-based compensation	17	15
Working capital changes and other	(566)	(815)
Net cash provided by / (used for) operating activities	169	(238)
Cash flows from investing activities
Capital expenditures	(325)	(199)
Net investment hedge	13	15
Other	1	—
Net cash used for investing activities	(311)	(184)
Cash flows from financing activities
Net change in revolving credit facility and short-term debt	(40)	183
Proceeds from long-term debt	35	111
Payments of long-term debt	(36)	(41)
Foreign exchange derivatives related to debt	(8)	11
Payments of finance leases	(1)	(1)
Contributions from noncontrolling interests	—	2
Dividends paid to noncontrolling interests	(24)	(12)
Dividends paid to shareholders	(53)	—
Common stock issued	1	1
Common stock repurchased	(297)	(58)
Net cash (used for) / provided by financing activities	(423)	196
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(10)
Net change in cash, cash equivalents and restricted cash	(574)	(236)
Cash, cash equivalents and restricted cash at January 1	1,238	663
Cash, cash equivalents and restricted cash at June 30	$664	$427

The accompanying notes are an integral part of these consolidated financial statements.

Crown Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Crown Holdings, Inc. Shareholders’ Equity
	Common Stock	Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Crown Equity	Noncontrolling Interests	Total Shareholders' Equity

Balance at January 1, 2021	$929	$179	$4,538	$(3,193)	$(255)	$2,198	$406	$2,604
Net income			211			211	34	245
Other comprehensive loss				(5)		(5)		(5)
Dividends paid to shareholders			(27)			(27)		(27)
Dividends paid to noncontrolling interests						—	(9)	(9)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		11				11		11
Common stock issued		1				1		1
Common stock repurchased		(11)			(1)	(12)		(12)
Balance at March 31, 2021	$929	$179	$4,722	$(3,198)	$(255)	$2,377	$431	$2,808
Net income			128			128	45	173
Other comprehensive income				75		75	1	76
Dividends paid to shareholders			(26)			(26)		(26)
Dividends paid to noncontrolling interests						—	(15)	(15)
Restricted stock awarded		(1)			1	—		—
Stock-based compensation		6				6		6
Common stock issued						—		—
Common stock repurchased		(284)			(14)	(298)		(298)
Balance at June 30, 2021	$929	$(100)	$4,824	$(3,123)	$(268)	$2,262	$462	$2,724

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

The accompanying notes are an integral part of these consolidated financial statements

Crown Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share and statistical data)
(Unaudited)

A.Statement of Information Furnished

The consolidated financial statements include the accounts of Crown Holdings, Inc. and its consolidated subsidiaries (the “Company”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions. In the opinion of management, these consolidated financial statements contain all adjustments of a normal and recurring nature necessary for a fair statement of the financial position of the Company as of June 30, 2021 and the results of its operations for the three and six months ended June 30, 2021 and 2020 and of its cash flows for the six months ended June 30, 2021 and 2020. The results reported in these consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These results have been determined on the basis of accounting principles generally accepted in the United States of America (“GAAP”), the application of which requires management’s utilization of estimates, and actual results may differ materially from the estimates utilized.

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

C.     Discontinued Operations

On April 8, 2021, the Company entered into a Share and Asset Purchase Agreement which provides for the sale (the “Transaction”) of its European Tinplate business (the “Business”) to Kouti B.V., an affiliate of KPS Capital Partners LP. The Business comprises the Company’s European Food segment and its European Aerosol and Promotional Packaging reporting unit which is reported in the Company's other segments. The Company expects to receive pre-tax proceeds of approximately €1.9 billion ($2.2 billion at June 30, 2021) from the Transaction and retain a 20% minority interest in the Business.

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

Beginning with the quarterly period ended June 30, 2021, the assets and liabilities of the Business were presented as held for sale in the Company's Consolidated Balance Sheet and the results of operations were reported as discontinued operations in the Consolidated Statement of Operations. Upon reclassification of the assets and liabilities of the Business to held for sale, the Company recorded a loss of $70, primarily due to $600 of currency translation adjustments which will be reclassified from accumulated other comprehensive income upon completion of the sale. In connection with the closing of the Transaction, the Company expects to record additional charges including income tax expense related to taxable gains on the sale of the Business and pension settlement charges.

Crown Holdings, Inc.

Major components of net (loss) / income from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$605	$552	$1,119	$1,003
Cost of products sold, excluding depreciation and amortization	490	451	908	839
Depreciation and amortization	—	15	16	29
Selling and administrative expense	22	19	43	39
Restructuring and other	—	—	—	1
Other pension and postretirement	1	1	1	1
Interest expense	2	3	4	5
Foreign exchange	(1)	(1)	(1)	—
Loss on classification as held for sale	70	—	70	—
Transaction costs	6	—	8	—
Income from discontinued operations before tax	15	64	70	89
Provision for income taxes	18	14	28	18
Net (loss) / income from discontinued operations	$(3)	$50	$42	$71

Major classes of assets and liabilities of the Business classified as held for sale were as follows.

	June 30, 2021	December 31, 2020
Receivables, net	$368	$324
Inventories	505	410
Prepaid expenses and other current assets	39	29
Goodwill	1,409	1,448
Intangible assets, net	117	126
Property, plant and equipment, net	545	545
Operating lease right-of-use assets, net	38	43
Other non-current assets	3	17
Loss on classification as held for sale	(70)	$—
Total assets held for sale	$2,954	$2,942

Short-term debt	$1	$17
Current portion of operating lease liabilities	11	12
Accounts payable	673	723
Accrued liabilities	253	272
Postretirement and pension liabilities	76	82
Non-current portion of operating lease liabilities	27	32
Other non-current liabilities	79	89
Total liabilities held for sale	$1,120	$1,227

The table above excludes assets held for sale unrelated to the Business that are not material for disclosure.

The capital expenditures of the Business were as follows:

	June 30, 2021	June 30, 2020
Capital expenditures	$20	$8

Crown Holdings, Inc.

D.    Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash included in the Company's Consolidated Balance Sheets and Statement of Cash Flows were as follows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$566	$1,173

Restricted cash included in prepaid expenses and other current assets	96	64
Restricted cash included in other non-current assets	2	1
Total restricted cash	98	65

Total cash, cash equivalents and restricted cash	$664	$1,238

Amounts included in restricted cash primarily represent amounts required to be segregated by certain of the Company's receivables securitization agreements.

E.    Receivables

	June 30, 2021	December 31, 2020
Accounts receivable	$1,310	$1,084
Less: allowance for credit losses	(26)	(20)
Net trade receivables	1,284	1,064
Unbilled receivables	284	248
Miscellaneous receivables	198	167
Receivables, net	$1,766	$1,479

F.    Inventories

Inventories are stated at the lower of cost or net realizable value, with cost principally determined under the first-in first-out ("FIFO") or average cost method.

	June 30, 2021	December 31, 2020
Raw materials and supplies	$877	$800
Work in process	108	89
Finished goods	507	374
	$1,492	$1,263

Crown Holdings, Inc.

G.    Intangible Assets

Gross carrying amounts and accumulated amortization of finite-lived intangible assets by major class were as follows:

	June 30, 2021			December 31, 2020
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer relationships	$1,397	$(397)	$1,000	$1,412	$(346)	$1,066
Trade names	556	(76)	480	565	(65)	500
Technology	163	(78)	85	165	(67)	98
Long term supply contracts	142	(59)	83	142	(55)	87
Patents	14	(11)	3	13	(10)	3
	$2,272	$(621)	$1,651	$2,297	$(543)	$1,754

Net income from continuing operations for the three and six months ended June 30, 2021 and 2020 included amortization expense of $41 and $83 and $39 and $80.

H.    Restructuring and Other

The Company recorded restructuring and other items as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Restructuring	$6	$3	$14	$6
Other (income) / costs	(36)	—	(44)	3
Asset impairments and sales	(1)	—	(1)	—
	$(31)	$3	$(31)	$9

For the three and six months ended June 30, 2021, other income includes gains of $30 arising from favorable court rulings in lawsuits brought by certain of the Company's Brazilian subsidiaries asserting they were overcharged by the local tax authorities for indirect taxes paid in prior years.

For the three and six months ended June 30, 2020, restructuring included charges related to internal reorganizations within the Transit Packaging division, including headcount reductions.

At June 30, 2021, the Company had restructuring accruals of $9, primarily related to headcount reductions in its European and Transit Packaging divisions. The Company expects to pay these amounts over the next twelve months.

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

Crown Holdings, Inc.

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

During the six months ended June 30, 2021, the Company paid $5 to settle asbestos claims and pay related legal and defense costs and had claims activity as follows:

Beginning claims	56,000
New claims	800
Settlements or dismissals	(200)
Ending claims	56,600

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

Crown Cork has entered into arrangements with plaintiffs’ counsel in certain jurisdictions with respect to claims which are not yet filed, or asserted, against it. However, Crown Cork expects claims under these arrangements to be filed or asserted against Crown Cork in the future. The projected value of these claims is included in the Company’s estimated liability as of June 30, 2021.

As of June 30, 2021, the Company’s accrual for pending and future asbestos-related claims and related legal costs was $245, including $199 for unasserted claims. The Company determines its accrual without limitation to a specific time period.

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

J.    Commitments and Contingent Liabilities

The Company, along with others in most cases, has been identified by the U.S. Environmental Protection Agency or a comparable state environmental agency as a Potentially Responsible Party (“PRP”) at a number of sites and has recorded aggregate accruals of $10 for its share of estimated future remediation costs at these sites. The Company has been identified as having either directly or indirectly disposed of commercial or industrial waste at the sites subject to the accrual, and where appropriate and supported by available information, generally has agreed to be responsible for a percentage of future remediation costs based on an estimated volume of materials disposed in proportion to the total materials disposed at each site. The Company has not had monetary sanctions imposed nor has the Company been notified of any potential monetary sanctions at any of the sites.

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

At June 30, 2021, the Company was party to certain indemnification agreements covering environmental remediation, lease payments and other potential costs associated with properties sold or businesses divested. The Company accrues for costs related to these items when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Crown Holdings, Inc.

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

Cash Flow Hedges

The Company designates certain derivative financial instruments as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. Changes in fair value of outstanding derivatives accounted for as cash flow hedges are recorded in accumulated other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon reclassification from accumulated comprehensive income is the same as that of the underlying exposure. Contracts outstanding at June 30, 2021 mature between one and twenty-three months.

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

The following tables set forth financial information about the impact on other comprehensive income ("OCI"), accumulated other comprehensive income ("AOCI") and earnings from changes in the fair value of derivative instruments.

	Amount of gain/(loss) recognized in OCI		Amount of gain/(loss) recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedges	2021	2020	2021	2020
Foreign exchange	$—	$2	$(1)	$3
Interest Rate	1	—	2	(1)
Commodities	30	2	55	(37)
	$31	$4	$56	$(35)

	Amount of gain/(loss) reclassified from AOCI into income		Amount of gain/(loss) reclassified from AOCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedges	2021	2020	2021	2020	Affected line items in the Statement of Operations
Foreign exchange	$—	$(1)	$1	$(2)	Net sales
Commodities	16	7	20	10	Net sales
Foreign exchange	—	1	—	—	Cost of products sold
Commodities	(36)	(29)	(55)	(40)	Cost of products sold
	(20)	(22)	(34)	(32)	Income from continuing operations before taxes
	5	7	9	9	Provision for income taxes
	(15)	(15)	(25)	(23)	Net income from continuing operations
Foreign exchange	1	(1)	—	(1)	Net (loss) / income from discontinued operations
Commodities	(1)	(1)	(1)	—	Net (loss) / income from discontinued operations
Total reclassified	$(15)	$(17)	$(26)	$(24)	Net income

For the twelve-month period ending June 30, 2022, a net gain of $63 ($51, net of tax) is expected to be reclassified to earnings for commodity and foreign exchange contracts. No material amounts were reclassified during the six months ended June 30, 2021 and 2020 in connection with anticipated transactions that were no longer considered probable.

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

Crown Holdings, Inc.

For the three and six months ended June 30, 2021, the Company recorded losses of $13 and $6 from foreign exchange contracts designated as fair value hedges. For both the three and six months ended June 30, 2020, the Company recorded a loss of $2 related to these contracts. These adjustments were reported within foreign exchange in the Consolidated Statements of Operations.

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

The following table sets forth the impact on earnings from derivatives not designated as hedges.

	Pre-tax amounts of gain/(loss) recognized in income on derivative		Pre-tax amounts of gain/(loss) recognized in income on derivative
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedges	2021	2020	2021	2020	Affected line item in the Statement of Operations
Foreign exchange	$—	$1	$(1)	$—	Net sales
Foreign exchange	(1)	—	—	—	Cost of products sold
Foreign exchange	2	—	(11)	6	Foreign exchange
Foreign exchange	—	—	—	1	Net (loss) / income from discontinued operations
	$1	$1	$(12)	$7

Net Investment Hedges

The Company designates certain debt and derivative instruments as net investment hedges to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows.

During the three and six months ended June 30, 2021, the Company recorded a loss of $13 ($13, net of tax) and a gain of $41 ($41, net of tax) in other comprehensive income for certain debt instruments that are designated as hedges of its net investment in a euro-based subsidiary. During the three and six months ended June 30, 2020, the Company recorded a loss of $26 ($26, net of tax) and a loss of less than $1 ($1, net of tax) in other comprehensive income for these net investment hedges. As of June 30, 2021 and December 31, 2020, cumulative gains of $8 ($31, net of tax) and losses of $33 ($10, net of tax) were recognized in accumulated other comprehensive income related to these net investment hedges and the carrying amount of the hedged net investment was €1,138 ($1,348) at June 30, 2021.

The following tables set forth the impact on AOCI from changes in the fair value of derivative instruments designated as net investment hedges.

	Amount of gain / (loss) recognized in AOCI		Amount of gain / (loss) recognized in AOCI
	Three months ended June 30,		Six months ended June 30,
Derivatives designated as net investment hedges	2021	2020	2021	2020
Foreign exchange	$4	$(22)	$26	$39

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

Crown Holdings, Inc.

    Fair Values of Derivative Financial Instruments and Valuation Hierarchy

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, respectively. The fair values of these financial instruments were reported under Level 2 of the fair value hierarchy.

	Balance Sheet classification	June 30, 2021	December 31, 2020	Balance Sheet classification	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts cash flow	Other current assets	$9	$5	Accrued liabilities	$9	$5
	Current assets held for sale	3	4	Current liabilities held for sale	2	3
	Other non-current assets	—	—	Other non-current liabilities	1	1
Foreign exchange contracts fair value	Other current assets	1	2	Accrued liabilities	8	6
Commodities contracts cash flow	Other current assets	78	43	Accrued liabilities	23	11
	Current assets held for sale	7	2	Current liabilities held for sale	—	—
	Other non-current assets	8	4	Other non-current liabilities	—	—
Interest rate contracts cash flow	Other non-current assets	—	—	Other non-current liabilities	—	2
Net investment hedge	Other non-current assets	33	7	Other non-current liabilities	13	20
		$139	$67		$56	$48
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$5	$9	Accrued liabilities	$8	$4
		$5	$9		$8	$4

Total derivatives		$144	$76		$64	$52

Fair Value Hedge Carrying Amounts

	Carrying amount of the hedged assets / liabilities
	June 30, 2021	December 31, 2020
Line item in the Balance Sheet in which the hedged item is included
Cash and cash equivalents	$24	$22
Receivables, net	13	11
Accounts payable	132	100

As of June 30, 2021 and December 31, 2020, the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedge assets and liabilities were net gains of $7 and $4.

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

	Gross amounts recognized in the Balance Sheet	Gross amounts not offset in the Balance Sheet	Net amount
Balance at June 30, 2021
Derivative assets	$144	$25	$119
Derivative liabilities	64	25	39

Balance at December 31, 2020
Derivative assets	76	11	65
Derivative liabilities	52	11	41

    Notional Values of Outstanding Derivative Instruments

The aggregate U.S. dollar-equivalent notional values of outstanding derivative instruments in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 were:

	June 30, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Foreign exchange	$850	$1,127
Commodities	204	248
Interest rate	—	200
Derivatives designated as fair value hedges:
Foreign exchange	253	183
Derivatives designated as net investment hedges:
Foreign exchange	1,775	1,075
Derivatives not designated as hedges:
Foreign exchange	1,028	722

Crown Holdings, Inc.

L.    Debt

    The Company's outstanding debt was as follows:

	June 30, 2021		December 31, 2020
	Principal	Carrying	Principal	Carrying
	outstanding	amount	outstanding	amount
Short-term debt	$76	$76	$104	$104

Long-term debt
Senior secured borrowings:
Revolving credit facilities	4	4	—	—
Term loan facilities
U.S. dollar at LIBOR + 1.2% due 2024	1,016	1,011	1,029	1,023
Euro at EURIBOR + 1.2% due 2024[1]	368	368	387	387
Senior notes and debentures:
€650 at 4.0% due 2022	770	768	794	791
U. S. dollar at 4.50% due 2023	1,000	998	1,000	997
€335at 2.25% due 2023	397	395	409	407
€550 at 0.75% due 2023	652	649	671	666
€600 at 2.625% due 2024	711	707	733	729
€600 at 3.375% due 2025	711	707	733	728
U.S. dollar at 4.25% due 2026	400	396	400	396
U.S. dollar at 4.75% due 2026	875	866	875	865
U.S. dollar at 7.375% due 2026	350	348	350	348
€500 at 2.875% due 2026	593	587	610	603
U.S. dollar at 7.50% due 2096	40	40	40	40
Other indebtedness in various currencies	129	129	110	110
Total long-term debt	8,016	7,973	8,141	8,090
Less current maturities	(94)	(94)	(67)	(67)
Total long-term debt, less current maturities	$7,922	$7,879	$8,074	$8,023
(1) €311 and €317 at June 30, 2021 and December 31, 2020
The estimated fair value of the Company’s long-term borrowings, using a market approach incorporating Level 2 inputs such as quoted market prices for the same or similar issues, was $8,417 at June 30, 2021 and $8,617 at December 31, 2020.

M.    Pension and Other Postretirement Benefits

The components of net periodic pension and other postretirement benefits costs for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – U.S. plans	2021	2020	2021	2020
Service cost	$6	$5	$11	$10
Interest cost	6	9	12	19
Expected return on plan assets	(16)	(19)	(31)	(37)
Recognized net loss	15	14	30	28
Net periodic cost	$11	$9	$22	$20

Crown Holdings, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension benefits – Non-U.S. plans	2021	2020	2021	2020
Service cost	$4	$3	$7	$6
Interest cost	9	12	18	26
Expected return on plan assets	(21)	(22)	(41)	(53)
Settlement loss	—	19	—	56
Recognized net loss	10	4	19	13
Net periodic cost	$2	$16	$3	$48

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other postretirement benefits	2021	2020	2021	2020
Interest cost	$—	$1	$1	$2
Recognized prior service credit	(6)	(7)	(13)	(13)
Recognized net loss	1	1	2	2
Net periodic benefit	$(5)	$(5)	$(10)	$(9)

In the three and six months ended June 30, 2020, the Company recorded settlement charges related to the payment of lump sum buy-outs to settle certain non-U.S. pension obligations using plan assets.

The Company is currently in negotiations to transfer the outstanding benefit obligations related to one of its non-U.S. pension plans to an insurance company. If an agreement is reached, the Company will record a material settlement charge. As of December 31, 2020, the plan had a funded status of $510 and net actuarial losses in accumulated other comprehensive income of $750.

The components of net periodic cost / (benefit) other than the service cost component are included in other pension and postretirement in the Consolidated Statement of Operations.

    The following table provides information about amounts reclassified from accumulated other comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Details about accumulated other comprehensive income components	2021	2020	2021	2020	Affected line items in the statement of operations
Actuarial losses	$26	$19	$51	$43	Other pension and postretirement
Settlements	—	19	—	56	Other pension and postretirement
Prior service credit	(6)	(7)	(13)	(13)	Other pension and postretirement
	20	31	38	86	Income from continuing operations before taxes
	(5)	(3)	(8)	(7)	Provision for income taxes
Total reclassified	$15	$28	$30	$79	Net income from continuing operations attributable to Crown Holdings

Crown Holdings, Inc.

N.    Accumulated Other Comprehensive Income

The following table provides information about the changes in each component of accumulated other comprehensive income.

	Defined benefit plans	Foreign currency translation	Gains and losses on cash flow hedges	Total
Balance at January 1, 2020	$(1,449)	$(1,668)	$(14)	$(3,131)
Other comprehensive income / (loss) before reclassifications	158	(296)	(35)	(173)
Amounts reclassified from accumulated other comprehensive income	79	—	24	103
Other comprehensive income / (loss)	237	(296)	(11)	(70)
Balance at June 30, 2020	$(1,212)	$(1,964)	$(25)	$(3,201)

Balance at January 1, 2021	$(1,464)	$(1,759)	$30	$(3,193)
Other comprehensive income before reclassifications	—	10	56	66
Amounts reclassified from accumulated other comprehensive income	30	—	(26)	4
Other comprehensive income	30	10	30	70
Balance at June 30, 2021	$(1,434)	$(1,749)	$60	$(3,123)

See Note K and Note M for further details of amounts related to cash flow hedges and defined benefit plans.

O.     Revenue

For the three and six months ended June 30, 2021 and 2020, the Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue recognized over time	$1,531	$1,192	$2,921	$2,457
Revenue recognized at a point in time	1,325	945	2,499	1,986
Total revenue	$2,856	$2,137	$5,420	$4,443

See Note R for further disaggregation of the Company's revenue.
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as its binding orders typically have a term of one year or less.
Contract Assets
The Company recorded contract assets of $23 and $20 in prepaid and other current assets as of June 30, 2021 and December 31, 2020. For the three and six months, the Company satisfied performance obligations related to contract assets at December 31, 2020 related to customized work-in-process inventory for the Company's equipment business and also recorded new contract assets related to this business.

P.     Income Tax

For the three and six months ended June 30, 2021, the Company recorded income tax charges of $31 in continuing operations for reorganizations and other transactions required to prepare the European Tinplate business for sale. The Company also recorded an income tax charge of $40 to establish a valuation allowance for deferred tax assets related to tax loss carryforwards in France. The Company believes that it is more likely than not that these tax loss

Crown Holdings, Inc.

carryforwards will not be utilized after the sale of the European Tinplate business. See Note C for more information regarding the sale of the European Tinplate business.

During the three and six months ended June 30, 2021, the Company also recorded an income tax benefit of $5 related to a tax law change in the U.K.

Q.    Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share attributable to the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income from continuing operations attributable to Crown Holdings	$131	$76	$298	$143
Net (loss) / income from discontinued operations attributable to Crown Holdings	(3)	50	41	71
Net income attributable to Crown Holdings	$128	$126	$339	$214

Weighted average shares outstanding:
Basic	133.1	133.3	133.4	133.7
Dilutive restricted stock	1.1	0.7	1.0	0.8
Diluted	134.2	134.0	134.4	134.5

Earnings per common share attributable to Crown Holdings:
Basic earnings per common share from continuing operations	$0.98	$0.57	$2.23	$1.07
Basic earnings per common share from discontinued operations	(0.02)	0.38	0.31	0.53
Basic earnings per share	$0.96	$0.95	$2.54	$1.60

Diluted earnings per common share from continuing operations	$0.97	$0.57	$2.22	$1.06
Diluted earnings per common share from discontinued operations	(0.02)	0.37	0.30	0.53
Diluted earnings per share	$0.95	$0.94	$2.52	$1.59

For the three and six months ended June 31, 2020, 0.3 million and 0.7 million contingently issuable common shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

For the three and six months ended June 30, 2021, the Company declared and paid cash dividends of $.20 per share and $.40 per share. Additionally, on July 22, 2021, the Company's Board of Directors declared a dividend of $.20 per share payable on August 19, 2021 to shareholders of record on August 5, 2021.

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

Crown Holdings, Inc.

The tables below present information about the Company's operating segments.

	External Sales		External Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Americas Beverage	$1,096	$777	$2,089	$1,648
European Beverage	479	330	868	676
Asia Pacific	330	270	661	571
Transit Packaging	637	462	1,194	984
Total reportable segments	2,542	1,839	4,812	3,879
Other segments	314	298	608	564
Total	$2,856	$2,137	$5,420	$4,443

The primary sources of revenue included in other segments are the Company's food can, aerosol can, and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

	Intersegment Sales		Intersegment Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
European Beverage	$36	$1	$72	$1
Transit Packaging	6	3	13	7
Total reportable segments	42	4	85	8
Other segments	30	36	60	54
Total	$72	$40	$145	$62

Intersegment sales primarily include sales of ends and components used to manufacture cans, such as printed and coated metal, as well as parts and equipment used in the manufacturing process.

	Segment Income		Segment Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Americas Beverage	$197	$129	$385	$263
European Beverage	78	37	140	76
Asia Pacific	47	39	99	84
Transit Packaging	82	51	152	117
Total reportable segments	$404	$256	$776	$540

Crown Holdings, Inc.

A reconciliation of segment income of reportable segments to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Segment income of reportable segments	$404	$256	$776	$540
Segment income of other segments	36	29	72	49
Corporate and unallocated items	(45)	(35)	(84)	(74)
Restructuring and other	31	(3)	31	(9)
Amortization of intangibles	(41)	(39)	(83)	(80)
Other pension and postretirement	2	(12)	3	(43)
Interest expense	(68)	(73)	(137)	(151)
Interest income	1	1	3	5
Foreign exchange	(1)	4	1	17
Income from continuing operations before taxes	$319	$128	$582	$254

For the three and six months ended June 30, 2021, intercompany profits of $2 and $4 were eliminated within segment income of other segments.

For the three and six months ended June 30, 2020, intercompany profits of $5 were eliminated within segment income of other segments.

Corporate and unallocated items includes corporate and division administrative costs, technology costs, and unallocated items such as stock-based compensation.

Crown Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    (dollars in millions)

    Introduction

The following discussion presents management's analysis of the results of operations for the three and six months ended June 30, 2021 compared to 2020 and changes in financial condition and liquidity from December 31, 2020. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, along with the consolidated financial statements and related notes included in and referred to within this report.

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

The Company's primary capital allocation focus has been to reduce leverage, as was successfully accomplished following previous acquisitions, and to begin to return capital to its shareholders. In April 2021, the Company announced an agreement to sell its European Tinplate business (the "Business"). The Business comprises the Company’s European Food segment and its European Aerosol and Promotional Packaging reporting unit which is reported in the Company's other segments. The Company expects to receive pre-tax proceeds of approximately €1.9 billion ($2.2 billion at June 30, 2021) from the transaction and retain a 20% ownership stake in the business. The Company expects to use the net proceeds, after closing working capital adjustments, taxes and other transaction related costs, to further reduce debt, fund capital projects and repurchase shares over time under the $1.5 billion share repurchase program approved by its Board in February 2021.

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

Net Sales and Segment Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$2,856	$2,137	$5,420	$4,443

Three months ended June 30, 2021 compared to 2020

Net sales increased primarily due to higher sales unit volumes in the Company's beverage can and transit packaging businesses, the pass through of higher material costs and $125 from the impact of foreign currency translation.

Six months ended June 30, 2021 compared to 2020

Net sales increased primarily due to higher sales unit volumes, the pass through of higher material costs and $177 from the impact of foreign currency translation.

Americas Beverage

The Americas Beverage segment manufactures aluminum beverage cans and ends, steel crowns, glass bottles and aluminum closures and supplies a variety of customers from its operations in the U.S., Brazil, Canada, Colombia and Mexico. The U.S. and Canadian beverage can markets have experienced recent growth due to the introduction of new beverage products in cans versus other packaging formats. To meet volume requirements in these markets, the Company began commercial production on a new beverage can line at its Toronto, Ontario plant in January 2020 and on the third line at its Nichols, NY facility in June 2020. During the second quarter of 2021, the first line in the new Bowling Green, Kentucky facility began commercial shipments and a second line is scheduled for a late third quarter 2021 start-up. To meet the expanding requirements of specialty cans in the Pacific Northwest, the Company will construct a third line in its Olympia, Washington plant which is scheduled to begin production during the fourth quarter of 2021. The Company also announced construction of a new facility in Martinsville, Virginia which is expected to commence operations during the second quarter of 2022 and a new facility in the South West which is expected to commence commercial shipments in late second quarter of 2023.

In Brazil and Mexico, the Company's sales unit volumes have increased in recent years primarily due to market growth driven by increased per capita incomes and consumption, combined with an increased preference for cans over other forms of beverage packaging. A second line at the Company's Rio Verde, Brazil facility is expected to commence operations during the fourth quarter of 2021. The Company has also begun construction of a two-line facility in Uberaba, Brazil, with the first line expected to begin production during the second quarter of 2022 and the second line scheduled to start up during the fourth quarter of 2022.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

    Net sales and segment income in the Americas Beverage segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$1,096	$777	$2,089	$1,648
Segment income	197	129	385	263

Three months ended June 30, 2021 compared to 2020

Net sales increased primarily due to 21% higher sales unit volumes, the pass-through of higher aluminum costs and $47 from the impact of foreign currency translation. Sales unit volumes for the three months ended June 30, 2020 were unfavorably impacted by the coronavirus pandemic in Brazil and Mexico.

Segment income increased primarily due to higher sales unit volumes and $8 from the impact of foreign currency translation.

Six months ended June 30, 2021 compared to 2020

Net sales increased primarily due to 14% higher sales unit volumes, the pass-through of higher aluminum costs and $51 from the impact of foreign currency translation.

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

Net sales and segment income in the European Beverage segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$479	$330	$868	$676
Segment income	78	37	140	76

Three months ended June 30, 2021 compared to 2020

Net sales increased primarily due to 25% higher sales unit volumes, $33 from the impact of foreign currency translation and the pass-through of higher aluminum costs.

Segment income increased primarily due to higher sales unit volumes and $5 from the impact of foreign currency translation.

Six months ended June 30, 2021 compared to 2020

Net sales increased primarily due to 16% higher sales unit volumes, $54 from the impact of foreign currency translation and the pass-through of higher aluminum costs.

Segment income increased primarily due to higher sales unit volumes and $7 from the impact of foreign currency translation.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)
Asia Pacific
The Company's Asia Pacific segment consists of beverage can operations in Cambodia, China, Indonesia, Malaysia, Myanmar, Singapore, Thailand and Vietnam and non-beverage can operations, primarily food cans and specialty packaging. In recent years, the beverage can market in Southeast Asia has been growing. In 2020, however, industry volumes decreased due to the impact of the coronavirus pandemic. The Company began commercial production at a one-line beverage can plant in Nong Khae, Thailand in July 2020. Additionally, the Company has begun construction of a one-line beverage can plant in Vung Tau, Vietnam, that is expected to begin commercial production in September 2021.

    Net sales and segment income in the Asia Pacific segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$330	$270	$661	$571
Segment income	47	39	99	84

Three months ended June 30, 2021 compared to 2020

Net sales increased due to 17% higher sales unit volumes, the pass-through of higher aluminum costs and $7 from the impact of foreign currency translation. Sales unit volumes for the three months ended June 30, 2020 were unfavorably impacted by the impact of the coronavirus pandemic.

Segment income increased primarily due to higher sales unit volumes.

Six months ended June 30, 2021 compared to 2020

Net sales increased due to 14% higher sales unit volumes, $13 from the impact of foreign currency translation and the pass-through of higher aluminum costs.

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

Net sales and segment income in the Transit Packaging segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$637	$462	$1,194	$984
Segment income	82	51	152	117

Three months ended June 30, 2021 compared to 2020

Net sales increased primarily due to higher sales unit volumes, the pass-through of higher raw material prices and $29 from the impact of foreign currency translation. Sales unit volumes for the three months ended June 30, 2020 were unfavorably impacted by the coronavirus pandemic.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Segment income increased primarily due to higher sales unit volumes and $4 from the impact of foreign currency translation.

Six months ended June 30, 2021 compared to 2020

Net sales increased primarily due to higher sales unit volumes, the pass-through of higher raw material prices and $46 from the impact of foreign currency translation.

Segment income increased primarily due to higher sales unit volumes and $7 from the impact of foreign currency translation.

Other Segments

The Company's other segments include its food can, aerosol can and closures businesses in North America, and beverage tooling and equipment operations in the U.S. and U.K.

Net sales and segment income in non-reportable segments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$314	$298	$608	$564
Segment income	36	29	72	49

Three months ended June 30, 2021 compared to 2020

Net sales increased primarily due to higher sales in the Company's beverage can equipment operations and $9 from the impact of foreign currency translation.

Segment income increased due to improved cost performance in the Company's North America food can business and higher sales in the Company's beverage can equipment operations.

Six months ended June 30, 2021 compared to 2020

Net sales increased primarily due to higher sales in the Company's beverage can equipment operations, the pass-through of higher tinplate costs and $13 from the impact of foreign currency translation.

Segment income increased due to lower tinplate carryover costs in the Company's North America food can business as compared to the six months ended June 30, 2020 and higher sales in the Company's beverage can equipment operations.

Corporate and Unallocated Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Corporate and unallocated expense	$(45)	$(35)	$(84)	$(74)

Corporate and unallocated expenses included lower personnel, incentive compensation and other general costs resulting from the coronavirus pandemic for the three and six months ended June 30, 2020 compared to 2021.

    Interest Expense

For the three months and six months ended June 30, 2021 compared to 2020, interest expense decreased from $73 to $68 and from $151 to $137 a due to lower outstanding debt balances.

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Taxes on Income

The effective rate for the three and six months ended June 30, 2021, increased as compared to 2020, primarily due to income tax charges of $31 for reorganizations and other transactions required to prepare the European Tinplate business for sale and an income tax charge of $40 to establish a valuation allowance for deferred tax assets related to tax loss carryforwards in France. The Company believes that it is more likely than not that these tax loss carryforwards will not be utilized after the sale of the European Tinplate business. See Note C for more information related to the sale of the European Tinplate business.

The effective tax rate for the three and six months ended June 30, 2021 also included a benefit of $5 arising from a tax law change in the U.K.

The effective tax rate for the six months ended June 30, 2020, included a benefit of $4 arising from a tax law change in
India.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2021 compared to 2020, net income attributable to noncontrolling interests increased from $15 to $45 and $41 to $78 primarily due to higher earnings in the Company's beverage can operations in Brazil, including a favorable court ruling in a lawsuit brought by one of the Company's Brazilian subsidiaries asserting it was overcharged by the local tax authorities for indirect taxes paid in prior years.

Liquidity and Capital Resources

Cash from Operations

Operating activities used cash of $238 for the six months ended June 30, 2020 and provided cash of $169 for the six months ended June 30, 2021. The increase in cash provided by operating activities was primarily due to higher earnings and changes in working capital.

Days sales outstanding for trade receivables, excluding the impact of unbilled receivables, was 39 days as of June 30, 2020 as compared to 40 days as of June 30, 2021.

Inventory turnover was 62 days at June 30, 2020 compared to 57 days at June 30, 2021.

Days outstanding for trade payables was 81 days at June 30, 2020 compared to 90 days at June 30, 2021 due to higher raw material costs and sales unit volumes.
Investing Activities

Cash used for investing activities increased from $184 for the six months ended June 30, 2020 to $311 for the six months ended June 30, 2021 primarily due to increased capital expenditures related to capacity expansion projects in the Americas Beverage segment.

The Company currently expects capital expenditures in 2021 to be approximately $900.

Financing Activities

Financing activities provided cash of $196 for the six months ended June 30, 2020 and used cash of $423 for the six months ended June 30, 2021. The Company had higher net borrowings, repurchased $297 of capital stock and paid dividends to stockholders of $53 during the six months ended June 30, 2021.

Liquidity

As of June 30, 2021, $494 of the Company's $566 of cash and cash equivalents was located outside the U.S. The Company funds its cash needs in the U.S. through cash flows from operations in the U.S., distributions from certain

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

foreign subsidiaries, borrowings under its revolving credit facility and the acceleration of cash receipts under its receivable securitization facilities. Of the cash and cash equivalents located outside the U.S., $404 was held by subsidiaries for which earnings are considered indefinitely reinvested. While based on current operating plans the Company does not foresee a need to repatriate these funds, if such earnings were repatriated the Company would be required to record any incremental taxes on the repatriated funds.

As of June 30, 2021, the Company had $1,583 of borrowing capacity available under its revolving credit facility, equal to the total facility of $1,650 less borrowings of $4 and outstanding standby letters of credit of $63. The Company could have borrowed this amount at June 30, 2021 and still have been in compliance with its leverage ratio covenants. The Company's net total leverage ratio, as defined by the credit agreement, of 3.4 to 1.0 at June 30, 2021 was in compliance with the covenant requiring a ratio of no greater than 5.0 to 1.0. The required net total leverage ratio under the agreement reduces to 4.5 to 1.0 at December 31, 2022.

Capital Resources

As of June 30, 2021, the Company had approximately $219 of capital commitments primarily related to its Americas Beverage segment. The Company expects to fund these commitments primarily through cash flows from operations and proceeds from the sale of its European Tinplate business.

Contractual Obligations

During the six months ended June 30, 2021 there were no material changes to the Company's contractual obligations provided within Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which information is incorporated herein by reference.

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

Crown Cork Obligor Group

Six Months Ended
June 30, 2021
Net sales	$—
Gross Profit	—
Income from operations	(2)
Net income from continuing operations[1]	(38)
Net income attributable to Crown Holdings[2]	(44)
(1) Includes $18 of expense related to intercompany interest with non-guarantor subsidiaries
(2) Includes $18 of expense related to intercompany interest with non-guarantor subsidiaries and $6 of expense for discontinued operations

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

	June 30, 2021	December 31, 2020
Current assets	$14	$12
Non-current assets	91	118
Current liabilities	65	63
Non-current liabilities[1]	4,662	4,305
(1) Includes payables of $3,981 and $3,623 due to non-guarantor subsidiaries as of June 30, 2021 and December 31, 2020

Crown Americas Obligor Group

Six Months Ended
June 30, 2021
Net sales[1]	$2,150
Gross profit[2]	354
Income from operations[2]	145
Net income from continuing operations[3]	45
Net income attributable to Crown Holdings[4]	36
(1) Includes $228 of sales to non-guarantor subsidiaries
(2) Includes $23 of gross profit related to sales to non-guarantor subsidiaries
(3) Includes $37 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries
(4) Includes $37 of income related to intercompany interest and technology royalties with non-guarantor subsidiaries and $9 of expense for discontinued operations

	June 30, 2021	December 31, 2020
Current assets[1]	$1,001	$917
Non-current assets[2]	3,404	3,248
Current liabilities[3]	1,174	1,081
Non-current liabilities[4]	4,859	4,491
(1) Includes receivables of $50 and $45 due from non-guarantor subsidiaries as of June 30, 2021 and December 31, 2020
(2) Includes receivables of $188 and $142 due from non-guarantor subsidiaries as of June 30, 2021 and December 31, 2020
(3) Includes payables of $38 and $54 due to non-guarantor subsidiaries as of June 30, 2021 and December 31, 2020
(4) Includes payables of $439 and $31 due to non-guarantor subsidiaries as of June 30, 2021 and December 31, 2020

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

Crown Holdings, Inc.

Item 2. Management's Discussion and Analysis (Continued)

Forward Looking Statements

Statements included herein, including, but not limited to, those in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the discussions of asbestos in Note I and commitments and contingencies in Note J to the consolidated financial statements included in this Quarterly Report on Form 10-Q, and also in Part I, Item 1, “Business” and Item 3, “Legal Proceedings” and in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which are not historical facts (including any statements concerning the direct or indirect impact of the COVID-19 pandemic, plans, the sale of the Company's European Tinplate business (including whether the sale will ultimately be consummated within the expected timeframe or at all and whether the sale will ultimately prove to be beneficial to the Company) and objectives of management for capacity additions, share repurchases, dividends, future operations or economic performance, or assumptions related thereto), are “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company and its representatives may, from time to time, make oral or written statements which are also “forward-looking statements.”

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange and interest rates and commodity prices. The Company manages these risks through a program that includes the use of derivative financial instruments, primarily swaps and forwards. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by the counterparties. These instruments are not used for trading or speculative purposes. The extent to which the Company uses such instruments is dependent upon its access to these contracts in the financial markets and its success in using other methods, such as netting exposures in the same currencies to mitigate foreign exchange risk and using sales arrangements that permit the pass-through of commodity prices and foreign exchange rate risks to customers. The Company's objective in managing its exposure to market risk is to limit the impact on earnings and cash flow. For further discussion of the Company's use of derivative instruments and their fair values at June 30, 2021, see Note K to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2021, the Company had $1.5 billion principal floating interest rate debt. A change of 0.25% in these floating interest rates would change annual interest expense by approximately $4 million before tax.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about the Company's purchases of equity securities during the three months ended June 30, 2021. The table excludes 5,318 shares surrendered to cover taxes on the vesting of restricted stock during the three months ended June 30,2021.

	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced programs(1)	Approximate dollar value of shares that may yet be purchased under the programs as of the end of the period (millions of dollars)
April	—	—	—	$1,500
May	—	—	—	$1,500
June	2,953,718	$100.61	2,953,718	$1,203
	2,953,718		2,953,718

(1) In February 2021, the Company's Board of Directors authorized the repurchase of an aggregate amount of $1.5 billion of Company common stock through the end of 2023. Share repurchases under the Company's program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as management deems appropriate.

Crown Holdings, Inc.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended June 30, 2021.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On April 16, 2021, the Company entered into a Transaction Bonus Agreement with Didier Sourisseau which makes Mr. Sourisseau eligible for an exceptional bonus payment upon completion of the sale of the Company's European Tinplate business. Additionally, on May 27, 2021, the Company entered into a Consulting Agreement with Mr. Sourisseau which requires Mr. Sourisseau to perform various consulting services over a four year period. The Transaction Bonus and Consulting Agreement are attached as exhibits to this Form 10-Q and are incorporated by reference.

Item 6.    Exhibits

10(d) (12)	Transaction Bonus Agreement, effective April 16, 2021, by, and between Crown Holdings, Inc. and Didier Sourisseau

10(d) (13)	Consulting Agreement, effective August 1, 2021, by, and between Crown Holdings, Inc. and Didier Sourisseau

22	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Timothy J. Donahue, President and Chief Executive Officer of Crown Holdings, Inc. and Thomas A. Kelly, Senior Vice President and Chief Financial Officer of Crown Holdings, Inc.

101	The following financial information from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020, (v) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Crown Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Holdings, Inc. Registrant

By:	/s/ David A. Beaver
David A. Beaver
Vice President and Corporate Controller
(Chief Accounting Officer)
Date: July 23, 2021